Form 10-Q
period 1996-03-31
ARTESIAN RESOURCES CORP
filed 1996-05-03
CIK 863110

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          March 31, 1996


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from
          to
Commission file number                     0-18516



                 Artesian Resources Corporation
     (exact name of registrant as specified in its charter)

     Delaware                                  51-0002090
State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization

664 Churchmans Road, Newark, Delaware               19702
(Address of principal executive officers)         (Zip Code)

Registrant's telephone number, including area code          (302) 453-6900
Securities registered pursuant to Section 12(b) of the Act:      None
Securities registered pursuant to Section 12(g) of the Act:
                 Class A Non-Voting Common Stock
                        (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       X Yes            No

      As of April   10, 1996, 543,028 shares and 499,720 shares of Class A
Non-Voting Common Stock and Class B Common Stock, respectively, were outstanding.

                          Page 1 of 10

                 ARTESIAN RESOURCES CORPORATION

INDEX TO FORM 10-Q

Part I - Financial Information:                             Page(s)

     Item 1 - Financial Statements

          Consolidated Balance Sheet -
          March 31, 1996 and December 31, 1995                    3

          Consolidated Statement of Income for
          the quarters ended March 31, 1996 and 1995              4

          Consolidated Statement of Retained Earnings
          for the quarters ended March 31, 1996 and 1995          4

          Consolidated Statement of Cash Flows for the
          quarters ended March 31, 1996 and 1995                  5

          Notes to the Consolidated Financial Statements        6-7


     Item 2 - Management's Discussion and Analysis of
          Results of Operations and Financial Condition           8


Part II - Other Information:

     Item 5 - Other Information                                   9

     Item 6 - Exhibits and Reports on Form 8-K                    9

     Signatures                                                  10



Part I - Financial Information
Item I - Financial Statements
                 ARTESIAN RESOURCES CORPORATION
                   CONSOLIDATED BALANCE SHEET
                                                  Unaudited         December 31,
                                                March 31, 1996         1995
ASSETS
Utility plant, at original cost
     less accumulated depreciation                 $83,797,312     $83,160,422
Current assets
     Cash and cash equivalents                         158,138         149,704
     Accounts receivable                             1,789,289       2,133,217
     Unbilled operating revenues                     1,429,000       1,332,000
     Materials & supplies - FIFO basis                 643,085         606,674
     Prepaid property taxes                            224,233         462,451
     Prepaid expenses and other                        315,714         236,860
                                                     4,559,459       4,920,906
Other Assets
     Non-utility property (less accumulated depreciation
       1996-$1,335,950; 1995-$2,108,835)             1,034,920       2,952,676
     Deferred income taxes                           1,765,515       1,764,231
     Other deferred assets                           1,264,218       1,328,218
                                                     4,064,653       6,045,125
Regulatory assets                                    2,678,156       2,714,713
                                                   $95,099,580     $96,841,166
LIABILITIES AND CAPITAL
Capitalization
     Common stock                                   $1,042,750     $ 1,037,494
     Additional paid-in capital                      8,110,481       8,041,183
     Retained earnings                               6,427,854       6,317,222
          Total common stockholders' equity         15,581,085      15,395,899
     Preferred stock-mandatorily redeemable            825,000         972,500
     Preferred stock                                   271,700         271,700
          Total preferred stock                      1,096,700       1,244,200
     Long-term debt, net of current portion         17,470,601      17,558,300
                                                    34,148,386      34,198,399
Current liabilities
     Notes payable                                  10,490,000       9,225,000
     Current portion of long-term debt               5,334,556       7,345,154
     Accounts payable                                1,546,650       2,735,119
     Dividends payable                                  25,206
     Overdraft payable                               1,005,099         669,023
     Sate and federal income taxes                     301,540         139,702
     Deferred income taxes                            166,241          166,241
     Interest accrued                                 390,037          667,157
     Customer deposits                                324,393          321,811
     Other                                            590,074          577,298
                                                   20,173,796       21,846,505
Deferred credits and other liabilities
     Net advances for construction                 21,381,993       21,492,568
     Postretirement benefit obligation              1,766,435        1,772,960
     Deferred investment tax credits                1,050,903        1,060,636
                                                   24,199,331       24,326,164

Net contributions in aid of construction           16,578,067       16,470,098
                                                  $95,099,580      $96,841,166
See Notes to the Consolidated Financial Statements.

                 ARTESIAN RESOURCES CORPORATION
                CONSOLIDATED STATEMENT OF INCOME
                             Unaudited                     For the Quarter
                                                            Ended March 31,
                                                        1996            1995*
OPERATING REVENUES
     Water Sales                                   $4,931,593       $4,641,471
     Other utility operating revenue                   58,317           44,903
     Non-utility operating revenue (Note 3)            79,948          463,585
                                                    5,069,858        5,149,959
OPERATING EXPENSES
     Utility operating expenses                     2,740,265        2,780,748
     Non-utility operating expenses (Note 3)           53,328          366,386
     Related party expenses (Note 4)                   61,360           61,021
     Depreciation and amortization                    528,010          536,402
     State and federal income taxes                   253,266          176,200
     Property and other taxes                         330,834          338,747
                                                    3,967,063        4,259,504

OPERATING INCOME                                    1,102,795          890,455
ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION           35,228           30,338
OTHER EXPENSE                                        (30,316)         (24,965)
INCOME BEFORE INTEREST CHARGES                      1,107,707         895,828

INTEREST CHARGES
     Long-term debt                                   539,295         564,582
     Short-term debt                                  171,894          58,154
     Amortization of debt expense                       6,571           6,607
     Other                                              6,872           3,911
                                                      724,632         633,254

NET INCOME                                            383,075         262,574
DIVIDENDS ON PREFERRED STOCK                           28,879          32,552
NET INCOME APPLICABLE TO COMMON STOCK                $354,196      $  230,022

PER SHARE OF COMMON STOCK:
     Net income                                      $    .33      $     0.22
     Cash dividends
                                                     $    .21      $     0.15


           CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                            Unaudited
                                                              For the Quarter
                                                               Ended March 31,
                                                           1996         1995

Balance, beginning of period                           $6,317,222   $5,877,661
Net income                                                383,075      262,574
                                                        6,700,297    6,140,235

Dividends                                                 272,443      213,828
Balance, end of period                                 $6,427,854   $5,926,407

See Notes to the Consolidated Financial Statements. * Prior year amounts have been reclassified to conform with current year presentation.

                 ARTESIAN RESOURCES CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS
                              Unaudited                    For the Quarter
                                                           Ended March 31,
                                                          1996         1995*

CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                             $383,075    $   262,574
Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
     Depreciation and amortization                     490,789        508,387
     Allowance for funds used during construction      (35,228)       (30,338)
     Write-down on rental office building                1,633

Changes in Assets and Liabilities:
     Accounts receivable                               343,928         227,859
     Unbilled operating revenue                       (97,000)        (64,000)
     Materials and supplies                           (36,411)         (9,627)
     State and federal income taxes                   161,838         232,878
     Prepaid property taxes                            238,210         215,123
     Prepaid expenses and other                       (78,854)       (113,419)
     Deferred income taxes, net                       (11,017)        (71,160)
     Other deferred assets                             64,000          87,144
     Regulatory assets                                 36,557         (10,159)
     Postretirement benefit obligation                 (6,525)        (18,898)
     Accounts payable                              (1,188,469)     (2,094,683)
     Interest accrued                                (277,120)         82,586
     Customer deposits and other, net                   98,501          97,429

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES       87,915        (698,304)
CASH FLOWS USED IN INVESTING ACTIVITIES
     Capital expenditures (net of AFUDC)           (1,281,030)     (1,817,971)
     Proceeds from sale of assets                   1,915,289

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES      634,259      (1,817,971)
CASH FLOW FROM FINANCING ACTIVITIES
     Net borrowings under line of credit agreement  1,265,000        2,200,000
     Overdraft payable                                336,076           184,497
     Net advances and contributions
       in aid of construction                        128,873           319,966
     Proceeds from issuance of long-term debt                         151,072
     Repayment on long-term note                  (2,005,540)
     Proceeds from issuance of Common Stock           74,554           125,125
     Dividends                                      (272,443)        (184,949)
     Principal payments under capital
       Lease obligations                             (81,647)        (108,028)
     Principle payments under long-term
       debt obligations                              (11,113)         (16,668)
     Retirement of preferred stock                  (147,500)        (147,500)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES   (713,740)       2,523,515
NET INCREASE  IN CASH AND CASH EQUIVALENTS            8,434            7,240
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    149,704          229,673
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $158,138         $236,913
Supplemental Disclosures of Cash Flow Information:
     Interest paid                               $  995,181         $544,061
     Income taxes paid                           $   98,037         $  5,000
See Notes to the Consolidated Financial Statements.    *Prior year amounts
have been reclassified to conform with current year presentation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

     The unaudited financial statements of Artesian Resources Corporation and its wholly-owned subsidiaries ("theCompany" or "Artesian Resources"), including its principle operating company, Artesian Water Company, Inc. ("Artesian Water"), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Company's financial position and results of operations. The results of operations for the quarter ended March 31, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

Note 2 - Regulatory Assets

     Certain expenses, which are recoverable through rates as permitted by the State of Delaware Public Service Commission ("PSC"), are deferred and amortized during future periods using various methods. Expenses related to rate proceedings are amortized on a straight-line basis over three years.
The post retirement benefit obligation, which is being amortized over twenty years is adjusted for the difference between the net periodic post retirement benefit costs and the cash payments. The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customer reverse. Regulatory assets, net of amortization, comprise:


                                       March 31, 1996        December 31, 1995

Postretirement benefit obligation         $1,766,435              $1,772,960
Deferred income taxes recoverable
     in future rates                         736,493                 740,267
Expense of rate proceedings                  175,228                 201,486
                                          $2,678,156              $2,714,713


Note 3 - Non-utility Operating Revenue and Expenses

     Non-utility operating revenue consists of environmental testing revenue received by Artesian Laboratories, Inc. ("Artesian Laboratories") and rental income received by Artesian Development, Corporation ("Artesian Development") as follows:

                                                    For the Quarter Ended
                                                            March 31,
                                                     1996           1995

Artesian Laboratories                           $          0      $385,861
Artesian Development                                  79,948        77,724
Total                                                $79,948      $463,585

Non-utility operating expenses are as follows:

Artesian Laboratories                            $         0      $320,341
Artesian Development                                  52,328        46,045
Total                                                $53,328      $366,386
See Notes 5 and 6 for additional discussion of the non-utility activities.

Note 4 - Related Party Transactions

     The office building and shop complex utilized by Artesian Water are leased at an aggregate annual rental of $204,052 from a partnership, White Clay Realty, in which certain of the Company's officers and directors are partners. The lease expires in 1997, with provisions for renewals for three five year periods thereafter. Management believes that the payments made to White Clay Realty for the lease of its office building are generally comparable to what Artesian Water would have to pay to unaffiliated parties for similar facilities.

     Artesian Water leases certain parcels of land for water production wells from Glendale Enterprises Limited, a company wholly owned by Ellis D. Taylor, Director and Chairman Emeritus of Artesian Resources, at an annual rental of approximately $40,000. The initial term of the lease was for the ten years ended September 30, 1995, and thereafter,renewal is automatic from year to year unless 60 days written notice is given by either party before the end of the year's lease. The annual rental is adjusted each year by the consumer price index as of June 30 of the preceding year. Artesian Water has the right to terminate this lease by giving 60 days written notice should the water supply be exhausted or other conditions beyond the control of Artesian Water materially and adversely affect its interest in the lease.

     Expenses associated with related party transactions are as follows:


                                                      For the Quarter Ended
                                                               March 31,
                                                       1996            1995

            White Clay Realty                         $51,013         $51,013
         Glendale Enterprises                          10,347          10,008
                                                      $61,360         $61,021



Note 5 - Disposal of Non-Utility Assets

     In March 1996, the Company completed the sale, to an unrelated third party, of Artesian Development's rental office building and 4.27 acres of land with a net book value of $2,658,000 at December 31, 1995 for $2,050,000 resulting in a loss of $786,000. The loss, which was recognized in the fourth quarter of 1995, reflects the difference between the net book value and the selling price, and also includes $176,000 in expenses associated with completing the sale. The proceeds from the sale were used to repay the mortgage on the property and related closing costs.

Note 6 - Disposal of Non-Utility Business

     In December 1995, the Board of Directors of Artesian Resources authorized the disposal of substantially all of the net assets of Artesian Laboratories, resulting in an estimated pre-tax loss of $128,000 recorded as an operating expense in 1995. The loss reflects the difference between the projected sales price and the net book value of substantially all the assets and liabilities of the business, and also includes estimated operating losses of $137,000 through the anticipated disposal date and estimated additional expenses associated with completing the sale.





ITEM 2 ARTESIAN RESOURCES CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE QUARTER ENDED MARCH 31, 1996

Results of Operation

     For the quarter ended March 31, 1996, Artesian Resources recorded net income of $354,196 which represents a $124,174 increase over earnings of $230,022 for the quarter ended March 31, 1995. The increase is primarily due to Artesian Water's increased water sales revenue attributable to increased rates and an increase in the number of customers served and Artesian Water's ability to reduce utility operating expenses by approximately $40,000.

     The decrease of approximately $40,000 in utility operating expenses is primarily due to the reduction in purchased water of approximately $68,000 due to the investments made in 1995 for the new two million gallon per day Old County Road Iron Removal facility and the addition in 1995 of a new one million gallon per day well at the Artisan's Village well field. These two wells were the first in a series of wells to be brought on line over the next seven years as part of Artesian Water's strategic plan to become self sufficient for water supply.

     Non-utility revenues and expenses decreased by approximately $384,000 and $313,000, respectively, due to the write-off in 1995 of the net assets of Artesian Laboratories Inc. ("Artesian Laboratories"). The write-off in 1995 included a reserve approximating net operating losses expected through the disposal date.

     For the quarter ended March 31, 1996, interest expense on short-term debt increased $114,000 as compared with the same period in 1995 due to Artesian Water's increased usage of its $15 million lines of credit.

Liquidity and Capital Resources

     The primary source of liquidity for the three months ended March 31, 1996 is $1,265,000 borrowed on Artesian Water's lines of credit. As of April 26, 1996 $10,930,000 is drawn on the lines of credit. Artesian Development Corporation also received $1,888,000, net of closing costs of $162,000, for the sale of the rental office building on March 13, 1996. These funds were used to repay the outstanding long term debt obligation associated with the building. At March 31, 1996, Artesian Resources had a working capital deficit of $15,614,000 attributable to the borrowings on the lines of credit of Artesian Water, noted above, and the reclassification of the $5 million Series J First Mortgage Bonds which are due December 1996. Artesian Water anticipates it will complete long term financing arrangements in 1996 to eliminate the working capital deficit.




PART II - OTHER INFORMATION

ITEM 5         OTHER INFORMATION

     On March 13, 1996, the Company completed the sale of Artesian Development's rental office building and 4.27 acres of land for $2,050,000. The proceeds were used to repay the mortgage on that property and related closing costs.


ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

       No reports on Form 8-K were filed for the quarter ended March 31, 1996.



Exhibit 11 - Computation of Earnings per Common Share


                                                  For the Three Months Ended
                                                            March 31,
                                                     1996             1995

Earnings
 Income applicable to Common Stock                 $354,196         $230,022

Shares
 Weighted average number of Common Stock
  Shares outstanding                              1,040,650        1,020,876
Additional shares assuming conversion of:
 Stock options                                        25,560           10,554

Pro Forma Shares                                  1,066,210        1,031,430

Primary earnings per share based on pro forma
 shares outstanding which assume conversion of
  stock options                                   $      .33      $      .22


Primary earnings per share based on weighted
 average number of common shares outstanding      $      .34      $      .23

                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ARTESIAN RESOURCES CORPORATION




Date ___3 May 1996_____      ___Dian C. Taylor__________________________
                              Dian C. Taylor
                              President, CEO, and Chair of the Board
                              Artesian Resources Corporation and Subsidiaries




Date ____3 May 1996______    ___David B. Spacht_________________________
                              David B. Spacht
                              Vice President, Chief Financial Officer, and
                               Treasurer
                              Artesian Resources Corporation and Subsidiaries