Form 10-Q/A
period 1996-03-31
ARTESIAN RESOURCES CORP
filed 1996-07-03
CIK 863110

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q/A

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


                              ARTESIAN RESOURCES CORPORATION




Date ___2 July 1996_____      ___Dian C. Taylor__________________________
                              Dian C. Taylor
                              President, CEO, and Chair of the Board
                              Artesian Resources Corporation and Subsidiaries




Date ____2 July 1996______    ___David B. Spacht_________________________
                              David B. Spacht
                              Vice President, Chief Financial Officer, and
                               Treasurer
                              Artesian Resources Corporation and Subsidiaries