Form 10-Q
period 1996-06-30
ARTESIAN RESOURCES CORP
filed 1996-08-02
CIK 863110

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

FORM 10-Q

(Mark One)
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1996
OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    To
Commission file number        0-18516


Artesian Resources Corporation
(Exact name of registrant as specified in its charter)

                Delaware                                     51-0002090
State or other jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or organization

664 Churchmans Road, Newark, Delaware                               19702
(Address of principal executive offices)                             (Zip Code)

Registrant s telephone number, including area code               (302) 453-6900
Former name, former address, and former fiscal year,
     if changed since last report                      No change

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         X Yes            No

     As of July 31 , 1996, 1,239,929 shares and 501,180 shares of Class A Non-Voting Common stock and Class B Voting Common stock, respectively, were outstanding.


                              Page 1 of 12


                     ARTESIAN RESOURCES CORPORATION

                           INDEX TO FORM 10-Q

Part I - Financial Information:                                     Page(s)

     Item 1 - Financial Statements

          Consolidated Balance Sheet -
          June 30, 1996 and December 31, 1995                             3

          Consolidated Statement of Income for
          the quarters ended June 30, 1996 and 1995                       4

          Consolidated Statement of Income for
          the six months ended June 30, 1996 and 1995                     5

          Consolidated Statement of Retained Earnings for
          the six months ended June 30, 1996 and 1995                     5

          Consolidated Statement of Cash Flows for the
          six months ended June 30, 1996 and 1995                         6

          Notes to the Consolidated Financial Statements                7-8

     Item 2 - Management s Discussion and Analysis of
          Results of Operations and Financial Condition                   9

Part II - Other Information:

     Item 4 - Submission of Matters to a Vote of Security Holders     10-11

     Item 5 - Other Information                                          11

     Item 6 - Exhibits and Reports on Form 8-K                           11

     Exhibit 11 - Computation of Earnings per Common Share               11

     Signatures                                                          12




Part I - Financial Information
Item I - Financial Statements
                     ARTESIAN RESOURCES CORPORATION
                       CONSOLIDATED BALANCE SHEET
                              Unaudited           June 30,     December31,
                                                    1996         1995

ASSETS
Utility plant, at original cost less accumulated depreciation
                                                 $84,603,361    $83,160,422
CURRENT ASSETS
     Cash and cash equivalents                        86,111        149,704
     Accounts receivable                           1,901,546      2,133,217
     Unbilled operating revenues                   1,678,000      1,332,000
     Materials and supplies - FIFO                   640,156        606,674
     Prepaid property taxes                                         462,451
     Prepaid expenses and other                      337,895        236,860
                                                   4,643,708      4,920,906
OTHER ASSETS
     Non-utility property (less accumulated depreciation
       1996-$1,380,271; 1995-$2,108,835)             986,991      2,952,676
     Deferred income taxes                         1,649,928      1,764,231
     Other deferred assets                         1,216,047      1,328,218
                                                   3,852,966      6,045,125
REGULATORY ASSETS                                  2,643,904      2,714,713
                                                 $95,743,939    $96,841,166
LIABILITIES AND CAPITAL
CAPITALIZATION
     Common stock                                $ 1,739,685    $1,037,494
     Additional paid-in capital                   17,057,379     8,041,183
     Retained earnings                             6,637,424      6,317,222
          Total common stockholders  equity       25,434,488     15,395,899
     Preferred stock-mandatorily redeemable          825,000        972,500
     Preferred stock                                 271,700        271,700
          Total preferred stock                    1,096,700      1,244,200
     Long-term debt, net of current portion       17,382,430     17,558,300
                                                  43,913,618     34,198,399
CURRENT LIABILITIES
     Notes payable                                 1,525,000      9,225,000
     Current portion of long-term debt             5,338,725      7,345,154
     Dividends payable                                25,206
     Accounts payable                              1,736,241      2,735,119
     Overdraft payable                               430,221        669,023
     State and federal income taxes                  219,844        139,702
     Deferred income taxes                           165,946        166,241
     Interest accrued                                623,550        667,157
     Customer deposits                               343,987        321,811
     Other                                           578,597        577,298
                                                  10,987,317     21,846,505
DEFERRED CREDITS AND OTHER LIABILITIES
     Net advances for construction                21,155,948     21,492,568
     Postretirement benefit obligation             1,760,962      1,772,960
     Deferred investment tax credits               1,041,804      1,060,636
                                                  23,958,714     24,326,164
NET CONTRIBUTIONS IN AID OF CONSTRUCTION          16,884,290     16,470,098
                                                 $95,743,939    $96,841,166

                     ARTESIAN RESOURCES CORPORATION
                    CONSOLIDATED STATEMENT OF INCOME
                                Unaudited


                                                  For the Quarter
                                                   Ended June 30,
                                                 1996           1995

OPERATING REVENUES
     Water sales                                $5,213,783       $5,215,024
     Other utility operating revenue                50,781           49,579
     Non-utility operating revenue (Note 3)                         478,304
                                                 5,264,564        5,742,907

OPERATING EXPENSES
     Utility operating expenses                  2,898,976        2,965,163
     Non-utility operating expenses (Note 3)        (2,856)         401,140
     Related party expenses (Note 4)                61,360           61,021
     Depreciation                                  535,129          566,745
     Income taxes                                  322,532          267,732
     Taxes other than income                       307,612          321,642
                                                 4,122,753        4,583,443

OPERATING INCOME                                 1,141,811        1,159,464

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION        36,992           31,778

OTHER EXPENSE                                      (30,893)        (127,299)

INCOME BEFORE INTEREST CHARGES                   1,147,910        1,063,943

INTEREST CHARGES
     Long-term debt                                520,829          563,352
     Short-term debt                               138,239           96,145
     Amortization of debt expense                    7,566            6,607
     Other                                           5,300            4,476
                                                   671,934          670,580

NET INCOME                                         475,976          393,363

DIVIDENDS ON PREFERRED STOCK                        25,206            28,879

NET INCOME APPLICABLE TO COMMON STOCK             $450,770      $    364,484

PER SHARE OF COMMON STOCK:
     Net income                              $        0.30        $     0.35
     Cash dividends                               $   0.23        $     0.15







                     ARTESIAN RESOURCES CORPORATION
                    CONSOLIDATED STATEMENT OF INCOME
                                Unaudited
                                                         For the Six Months
                                                           Ended June 30,
                                                      1996               1995
OPERATING REVENUES
     Water sales                                $10,145,376         $9,856,495
     Other utility operating revenue                109,098             94,482
     Non-utility operating revenue (Note 3)          79,949            941,889
                                                 10,334,423         10,892,866
OPERATING EXPENSES
     Utility operating expenses                   5,639,241          5,745,912
     Non-utility operating expenses (Note 3)         50,472            767,524
     Related party expenses (Note 4)                122,720            122,042
     Depreciation                                 1,063,139          1,103,147
     Income taxes                                   575,798            443,932
     Taxes other than income                        638,446            660,389
                                                  8,089,816          8,842,946

OPERATING INCOME                                  2,244,607          2,049,920
ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION         72,220             62,116
OTHER EXPENSE                                       (61,209)          (152,264)
INCOME BEFORE INTEREST CHARGES                    2,255,618          1,959,772
INTEREST CHARGES
     Long-term debt                               1,060,124          1,127,934
     Short-term debt                                310,133            154,298
     Amortization of debt expense                    14,137             13,214
     Other                                           12,172              8,387
                                                  1,396,566          1,303,833

NET INCOME                                          859,052            655,939
DIVIDENDS ON PREFERRED STOCK                         54,085             61,431
NET INCOME APPLICABLE TO COMMON STOCK              $804,967        $   594,508

PER SHARE OF COMMON STOCK:
     Net income                            $           0.63        $      0.58
     Cash dividends                             $      0.44        $      0.30


               CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                Unaudited
                                                       For the Six Months
                                                       Ended June 30,
                                                 1996                  1995

BALANCE, beginning of period                   $6,317,222          $5,877,661
NET INCOME                                        859,052             655,939
                                                7,176,274           6,533,600
DIVIDENDS                                         538,850             397,538
BALANCE, end of period                         $6,637,424          $6,136,062



                     ARTESIAN RESOURCES CORPORATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                Unaudited
                                                        For the Six Months
                                                          Ended June 30,
                                                       1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                        $ 859,052      $   655,939
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                1,075,070      1,103,147
     Allowance for funds used during construction   (72,220)       (62,116)
     Write-down on rental office building            (4,862)
CHANGES IN ASSETS AND LIABILITIES:
     Accounts receivable                            231,671        137,042
     Unbilled operating revenue                    (346,000)      (464,000)
     Materials and supplies                         (33,482)        (1,026)
     State and federal income taxes payable          80,426       (324,727)
     Prepaid property taxes                         462,451        430,245
     Deferred income taxes, net                      95,176        474,895
     Deferred debits                                111,172          6,813
     Prepaid expenses and other                    (101,035)      (257,845)
     Regulatory assets                               70,809
     Postretirement benefit obligation              (11,998)
     Accounts payable                            (1,024,086)    (1,206,149)
     Interest accrued and customer deposits         (43,607)       (28,293)
     Other, net                                      23,475        173,573
NET CASH PROVIDED BY OPERATING ACTIVITIES         1,372,012        637,498
CASH FLOWS USED IN INVESTING ACTIVITIES
     Capital expenditures                        (2,723,147)    (4,942,053)
     Proceeds from sale of assets                 2,094,225            782
NET CASH USED IN INVESTING ACTIVITIES              (628,922)    (4,941,271)
CASH FLOWS FROM FINANCING ACTIVITIES
     Net (repayments) borrowings under line
     of credit agreement                         (7,700,000)     3,972,000
     Net advances and contributions
     in aid of construction                         257,205        704,627
     Proceeds from long-term debt                                  146,206
     Repayment on term note                      (2,005,540)
     Proceeds from issuance of Common Stock       9,333,944

     Proceeds from common stock dividends reinvested
          and stock options exercised               384,443        187,239
     Dividends                                     (513,644)      (368,659)
     Overdraft payable                             (238,802)        17,443
     Principal payments under capital
        lease obligations                          (165,676)      (141,172)
     Principal payments under
        long-term debt obligations                  (11,113)       (36,666)
     Retirement of preferred stock                 (147,500)      (147,500)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES(806,683)     4,333,518
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS(63,593)        29,745
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    149,704        229,673
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 86,111      $ 259,418
Supplemental Disclosures of Cash Flow Information:
     Interest paid                               $1,446,778     $1,285,144
     Income taxes paid                           $   418,037    $   275,000


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

The unaudited financial statements of Artesian Resources Corporation and its wholly-owned subsidiaries ( the Company or Artesian Resources ), including its principal operating company, Artesian Water Company, Inc. (Artesian Water), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 included in the Company s Annual Report on Form 10-K. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Company s financial position and results of operations. The results of operations for the quarter and for the six months ended June 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

Note 2 - Regulatory Assets

     Certain expenses, which are recoverable through rates as permitted by the State of Delaware Public Service Commission ( PSC ), are deferred and amortized during future periods using various methods. Expenses related to rate proceedings are amortized on a straight-line basis over three years. The post retirement benefit obligation, which is being amortized over twenty years is adjusted for the difference between the net periodic post retirement benefit costs and the cash payments. The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customer reverse. Regulatory assets, net of amortization, comprise:

                                        June 30, 1996      December 31, 1995

Postretirement benefit obligation         $1,760,962            $1,772,960
Deferred income taxes recoverable
     in future rates                         732,719               740,267
Expense of rate proceedings                  150,223               201,486
                                          $2,643,904            $2,714,713

Note 3 - Non-utility Operating Revenue and Expenses

     Non-utility operating revenue consists of environmental testing revenue received by Artesian Laboratories, Inc. ( Artesian Laboratories ) and rental income received by Artesian Development, Corporation ( Artesian Development ) as follows:
                        For the Quarter Ended              For the Six Months
                             June 30,                        Ended June 30,
                          1996        1995            1996         1995

Artesian Laboratories   $    0     $410,267       $      0        $796,150
Artesian Development         0       68,037         79,949         145,739
Total                   $    0     $478,304        $79,949        $941,889

Non-utility operating expenses are as follows:

Artesian Laboratories   $    0     $342,043       $      0        $662,382
Artesian Development    (2,856)      52,723         50,472          98,768
Artesian Resources Corp.     0        6,374              0           6,374
Total                  $(2,856)    $401,140        $50,472        $767,524

As described in notes 5 and 6, Artesian Development s rental office building was sold and the Board of Directors of Artesian Resources authorized the disposal of substantially all of the net assets of Artesian Laboratories.

Note 4 - Related Party Transactions

     The office building and shop complex utilized by Artesian Water are leased at an aggregate annual rental of $204,052 from a partnership, White
Clay Realty, in which certain of the Company s officers and directors are partners. The lease expires in 1997, with provisions for renewals for three five year periods thereafter. Management believes that the payments made to White Clay Realty for the lease of its office building are generally comparable to what Artesian Water would have to pay to unaffiliated parties for similar facilities.

     Artesian Water leases certain parcels of land for water production wells from Glendale Enterprises Limited, a company wholly owned by Ellis D. Taylor, Director and Chairman Emeritus of Artesian Resources, at an annual rental of approximately $40,000. The initial term of the lease was for the ten years ended September 30, 1995, and thereafter, renewal was automatic from year to year unless 60 days written notice is given by either party before the end of the year s lease. The annual rental is adjusted each year by the consumer price index as of June 30 of the preceding year. Artesian Water has the right to terminate this lease by giving 60 days written notice should the water supply be exhausted or other conditions beyond the control of Artesian Water materially and adversely affect its interest in the lease.

     Expenses associated with related party transactions are as follows:

                           For the Quarter Ended         For the Six Months
                                 June 31,                  Ended June 30,
                              1996      1995             1996          1995

       White Clay Realty    $51,013   $51,013         $102,026       $102,026
       Glendale Enterprises  10,347    10,008           20,694         20,016
                            $61,360   $61,021         $122,720       $122,042


Note 5 - Disposal of Non-Utility Assets

     In March 1996, the Company completed the sale , to an unrelated third party, of Artesian Development s rental office building and 4.27 acres of land resulting in a loss of $780,000. The loss, which was recognized in the fourth quarter of 1995, reflects the difference between the net book value and the selling price, and also includes $176,000 in expenses associated with completing the sale. The proceeds from the sale were used to repay the mortgage on the property and related closing costs.


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

Note 7 - Issuance of Class A Non-Voting Common Stock

     On May 24, 1996, Artesian Resources Corporation issued 675,000 shares of Class A Non-Voting Common Stock at $15.00 per share. The net proceeds from the issuance of approximately $9,300,000 were used to reduce short-term debt incurred to finance investment in utility plant.





ITEM 2 ARTESIAN RESOURCES CORPORATION MANAGEMENT S DISCUSSION AND ANALYSIS FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1996

Results of Operation

     For the quarter ended June 30, 1996, Artesian Resources recorded net income of $475,976 which represents a $82,613 increase over earnings of
$393,363 for the quarter ended June 30, 1995.   For the six months ended June
30, 1996, Artesian Resources recorded net income of $859,052 which represents a $203,113 increase over earnings of $655,939 for the six months ended June 30, 1995.The increase is primarily due to Artesian Water s increased water sales revenue attributable to increased rates and an increase in the number of customers served, and Artesian Water s ability to reduce utility operating expenses by approximately $66,000 and $107,000, respectively, for the quarter and six months ended June 30, 1996. Earnings per share of $0.30 for the quarter ended June 30, 1996 decreased $0.05 as compared to the same period in 1995 primarily as a result of the increase in the weighted average shares outstanding due to the issuance of 675,000 shares of Class A Non-Voting Common Stock (Class A Stock) on May 24, 1996.

     The decrease in utility operating expenses is primarily due to the reduction in purchased water expense of approximately $178,000 and $246,000 for the quarter and six months ended June 30, 1996. Artesian Water made investments in 1995 for the new two million gallon per day Old County Road
Iron Removal facility and the addition in 1995 of a new one million gallon per day well at the Artisan s Village well field. A portion of the decrease in purchased water expense is a matter of timing due to contractual obligations to purchase water.

     Non-utility revenues decreased by approximately $478,000 and $862,000 and non-utility expenses decreased by $404,000 and $717,000, respectively, for the quarter and six months ended June 30, 1996 due to the write-off in 1995 of the net assets of Artesian Laboratories Inc. ( Artesian Laboratories ) and the sale of Artesian Development s rental office building at the end of the first quarter. The write-off for Artesian Laboratories in 1995 included a reserve approximating net operating losses expected through the disposal date.

     Other expense decreased $96,406 and $91,055, respectively, for the quarter and six months ended June 30, 1996 as compared to the same periods in 1995 due primarily to Artesian Water s settlement of litigation in 1995 with a former employee and officer.

     For the quarter and six months ended June 30, 1996, interest expense on short-term debt increased $42,094 and $155,835, respectively, as compared with the same periods in 1995 due to Artesian Water s increased use of its $15 million available lines of credit to finance utility plant additions.

Liquidity and Capital Resources

     The primary source of liquidity for the six months ended June 30, 1996 is $9,333,944 from the issuance of common stock. On May 24, 1996 Artesian Resources issued 675,000 shares of Class A Stock at $15.00 per share . The net proceeds from the issuance were contributed entirely to Artesian Water. Artesian Water used the entire net proceeds to reduce the outstanding balances on lines of credit. Artesian Water had $1,500,000 outstanding on the lines of credit at June 30, 1996 . As of July 25, 1996 $1,868,000 is drawn on the $15 million available lines of credit. Artesian Development Corporation also received $1,888,000, net of closing costs of $162,000, for the sale of the rental office building on March 13, 1996. These funds were used to repay the outstanding long term debt obligation associated with the building. At
June 30, 1996, Artesian Resources had a working capital deficit of $6,344,000 attributable to the reclassification of the $5 million Series J First Mortgage Bonds which are due December 1996 and to the borrowings on the lines of credit of Artesian Water, noted above. Artesian Water anticipates it will refinance the $5 million Series J Bonds as part of long term financing arrangements to be completed in the fourth quarter of 1996.

     Capital expenditures for the six months ended June 30, 1996, were approximately $2,700,000 of which $40,000 was for mandatory main relocation projects. The largest single main relocation project originally budgeted for 1996 at a cost of $1,500,000 has been substantially postponed until 1997.
This project is planned to incur $300,000 in expenditures for the remainder of 1996 and $1,200,000 for 1997. Budgeted mandatory utility plant expenditures expected to be incurred for the remainder of 1996 through 2000, due to planned state highway projects which require the relocation of Artesian Water s service mains are as follows:

     Six months ending December 31, 1996          $1,027,000
     Year ending December 31, 1997                 2,300,000
     Year ending December 31, 1998                   250,000
     Year ending December 31, 1999                 1,500,000
     Year ending December 31, 2000                 2,000,000
                                                  $7,077,000

The exact timing and extent of these relocation projects is controlled by the Delaware Department of Transportation.


PART II - OTHER INFORMATION

ITEM 4         SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a)  The annual meeting of Class B Common Shareholders was held on April 30,
     1996.

(b) With 423,304 votes in favor, and 284 votes withheld, the Class B Common Shareholders elected Dian C. Taylor to serve a three year term until her successor shall have been elected and qualified or until her earlier resignation or removal. Ms. Taylor has served as Chair of the Board since July 1993, and Chief Executive Officer and President of the Company since September 1992, and was last reelected at the 1993 Annual Meeting of Stockholders. With 422,285 votes in favor, and 1,019 votes withheld, the Class B Common Shareholders elected John R. Eisenbrey, Jr. to serve a three year term until his successor shall have been elected and qualified or until his earlier resignation or removal. Mr. Eisenbrey has served as a member of the Board since 1993. Following the reelection of Ms. Taylor and Mr. Eisenbrey, the Board and their respective terms are as follows:

          Dian C. Taylor --         term expires at the 1999 annual meeting
          John R. Eisenbrey, Jr. -- term expires at the 1999 annual meeting
          Ellis D. Taylor --        term expires at the 1998 annual meeting
          William C. Wyer --        term expires at the 1998 annual meeting
          Kenneth R. Biederman --   term expires at the 1997 annual meeting

(c) With 414,860 votes in favor, 1,946 votes opposed, and 6,498 votes withheld of the Class B Common Shareholders, the amendment of the 1992 Non-qualified Stock Option Plan was approved. The 1992 Plan provides for grants of stock options to directors, officers, and other key personnel of the Company to develop or increase their proprietary interest in the long-term growth and prosperity of the Company through stock ownership, and to aid the Company in attracting, retaining and motivating Directors, Officers, and other key personnel. The 1992 Plan, as amended, authorizes up to 100,000 shares of Class A Stock for issuance pursuant to the terms of the 1992 Plan. The maximum number of shares which may be granted, other than to Directors and Officers, is 1,000 shares per grant.

     Under the amended plan: (i) the number of shares of Class A Non-Voting Common Stock (Class A Stock) authorized for issuance under the Plan was increased to 100,000, (ii) the maximum amount of shares of Class A Stock that may be granted to any individual during the term of the 1992 Plan is an amount equal to 50% of the number of shares of Class A Stock available for issuance under the 1992 Plan, (iii) the Committee may require a participant to enter a covenant not to compete and/or a confidentiality agreement as a condition of an option grant, (iv) provisions relating to grants to directors and officers of the Company were changed to add a prohibition on amending such provisions more than once in any six month period, to extend the exercise term from one year to ten years and to eliminate the possibility of administrative discretion with respect to such grants, and (v) the provision that limited to 34 the number of plan participants eligible to receive options under the 1992 Plan within any calendar year was removed.

(d) With 416,008 votes in favor, 547 votes opposed, and 6,749 votes withheld of the Class B Common Shareholders, the adoption of the Artesian Resources Corporation Incentive Stock Option Plan (ISO Plan) was approved with 100,000 shares of Class A Stock authorized for the Plan. Artesian Resources Corporation s Form 10-K Annual Report for the year ended December 31, 1995, Exhibit 10 describes the ISO Plan in detail.


ITEM 5         OTHER INFORMATION

     Artesian Resources Corporation  issued 675,000 shares of Class A
Non-Vo ting Common Stock at $15.00 per share through underwriters led by Janney Montgomery Scott Inc. Proceeds from the offering were used to reduce debt incurred to finance investment in utility plant. A Form S-2 Registration Statement for the offering became effective with the Securities and Exchange Commission on May 23, 1996.

     The Class A Non-Voting Common Stock of Artesian Resources Corporation began trading in the Nasdaq National Market (symbol ARTNA) on Friday, May 24, 1996. Also on May 24, 1996, the trading symbol of Artesian Resources Corporation s Class B Common Stock changed to ARTNB. The Class B Common Stock is traded on the Nasdaq Bulletin Board.

     Senior Vice President and Chief Operating Officer, Peter N. Johnson, P.E., retired May 31, 1996. George F. Powell, P.E., was appointed Vice President of Operations as of June 3, 1996. Mr. Powell was previously employed for nineteen years with Consumers Water Company. Prior to joining Artesian Resources Corporation, Mr. Powell served three years as Vice President of Operations and twelve years as Manager of Engineering for Consumers New Jersey system.


ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

      No reports on Form 8-K were filed for the quarter ended June 30, 1996.



Exhibit 11 - Computation of Earnings per Common Share

                                                 For the Six Months Ended
                                                         June 30,
                                                   1996            1995

Earnings
 Income applicable to Common Stock                $804,967       $594,508

Shares
 Weighted average number of Common Stock
  Shares outstanding                             1,238,609      1,025,974
Additional shares assuming conversion of:
 Stock options                                      29,290         27,090

Pro Forma Shares                                 1,267,899      1,053,064

Primary earnings per share based on pro forma
 shares outstanding which assume conversion of
  stock options                                 $     0.63  $         .57

Primary earnings per share based on weighted
 average number of common shares outstanding    $     0.65  $          .58









                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ARTESIAN RESOURCES CORPORATION




Date  August 1, 1996                    /s/ Dian C. Taylor
                              Dian C. Taylor
                              President, CEO, and Chair of the Board
                              Artesian Resources Corporation and Subsidiaries




Date  August 1,  1996                   /s/ David B. Spacht
                              David B. Spacht
                              Vice President, Chief Financial Officer, and
                              Treasurer Artesian Resources Corporation and
                              Subsidiaries