Form 10-Q
period 1996-09-30
ARTESIAN RESOURCES CORP
filed 1996-11-05
CIK 863110

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549

                        FORM 10-Q

                              (Mark One)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended         September 30, 1996
                            OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from  June 30, 1996 To  September 30, 1996
      Commission file number       0-18516


              Artesian Resources Corporation
      (Exact name of registrant as specified in its charter)

                      Delaware                                51-0002090
      State or other jurisdiction of      (I.R.S. Employer Identification No.)
      Incorporation or organization

      664 Churchmans Road, Newark, Delaware                    19702
      (Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code         (302) 453-6900
      Former name, former address, and former fiscal year,
          if changed since last report                      No change

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes X           No

          As of October 18 , 1996, 1,242,192 shares and 502,668 shares of Class A Non-Voting Common stock and Class B Voting Common stock, respectively, were outstanding.


                       Page 1 of 12







              ARTESIAN RESOURCES CORPORATION

                    INDEX TO FORM 10-Q

                              Part I - Financial Information:Page(s)

          Item 1 - Financial Statements

               Consolidated Balance Sheet -
               September 30, 1996 and December 31, 1995              3

               Consolidated Statement of Income for
               the quarters ended September 30, 1996 and 1995        4

               Consolidated Statement of Income for
               the nine months ended September 30, 1996 and 1995     5

               Consolidated Statement of Retained Earnings for
               the nine months ended September 30, 1996 and 1995     5

               Consolidated Statement of Cash Flows for the
               nine months ended September 30, 1996 and 1995         6

               Notes to the Consolidated Financial Statements     7-9

          Item 2 - Management's Discussion and Analysis of
               Results of Operations and Financial Condition     10-11

      Part II - Other Information:

          Item 6 - Exhibits and Reports on Form 8-K                12

          Exhibit 11 - Computation of Earnings per Common Share    12

          Signatures                                               12




      Part I - Financial Information
      Item I - Financial Statements
              ARTESIAN RESOURCES CORPORATION
                CONSOLIDATED BALANCE SHEET
                         Unaudited             September 30,     December 31,
                                                  1996             1995
      ASSETS
      Utility plant, at orig. cost less
        accumulated depreciation               $86,020,168        $83,160,422
      CURRENT ASSETS
          Cash and cash equivalents                288,500            149,704
          Accounts receivable                    1,990,076          2,133,217
          Unbilled operating revenue             1,625,000          1,332,000
          Materials and supplies - FIFO            690,878            606,674
          Prepaid property taxes                   735,420            462,451
          Prepaid expenses and other               308,800            236,860
                                                 5,638,674          4,920,906
      OTHER ASSETS
      Non-utility property (less accumulated
      depreciation 1996-$1,425,067;
      1995-$2,108,835)                             943,950          2,952,676
          Deferred income taxes                  1,651,212          1,764,231
          Other deferred assets                  1,170,289          1,328,218
                                                 3,765,451          6,045,125
      REGULATORY ASSETS                          2,612,500          2,714,713
                                               $98,036,792        $96,841,166
      LIABILITIES AND CAPITAL
      CAPITALIZATION
          Common stock                         $ 1,744,812         $1,037,494
          Additional paid-in capital            17,117,343          8,041,183
          Retained earnings                      6,693,886          6,317,222
          Total common stockholders' equity     25,556,041         15,395,899
          Preferred stock-mandatorily
          redeemable                               825,000            972,500
          Preferred stock                          271,700            271,700
               Total preferred stock             1,096,700          1,244,200
          Long-term debt, net of current
          portion                               17,292,553         17,558,300
                                                43,945,294         34,198,399
      CURRENT LIABILITIES
          Notes payable                          2,842,000          9,225,000
          Current portion of long-term debt      5,343,286          7,345,154
          Dividends payable                         25,206
          Accounts payable                       1,396,167          2,735,119
          Overdraft payable                        904,089            669,023
          State and federal income taxes           542,655            139,702
          Deferred income taxes                    165,946            166,241
          Interest accrued                         726,054            667,157
          Customer deposits                        358,684            321,811
          Other                                    889,247            577,298
                                                13,193,334         21,846,505
      DEFERRED CREDITS AND OTHER LIABILITIES
          Net advances for construction         21,190,553         21,492,568
          Postretirement benefit obligation      1,758,337          1,772,960
          Deferred investment tax credits        1,032,705          1,060,636
                                                23,981,595         24,326,164
      NET CONTRIBUTIONS IN AID OF CONSTRUCTION  16,916,569         16,470,098
                                               $98,036,792        $96,841,166

              ARTESIAN RESOURCES CORPORATION
             CONSOLIDATED STATEMENT OF INCOME
                        Unaudited
                                                        For the Quarter
                                                      Ended September  30,
                                                   1996                 1995

      OPERATING REVENUES
          Water sales                           $5,218,727         $5,562,422
          Other utility operating revenue           75,230             44,423
          Non-utility operating revenue (Note 3)                      513,025
                                                 5,293,957          6,119,870

      OPERATING EXPENSES
          Utility operating expenses             2,987,421          2,931,150
          Non-utility operating expenses (Note 3)   11,640            416,930
          Related party expenses (Note 4)           61,360             61,021
          Depreciation                             541,617            584,803
          Income taxes                             316,202            161,407
          Taxes other than income                  366,748            357,275
          Write down of rental building                               790,225
                                                 4,284,988          5,302,811

      OPERATING INCOME                           1,008,969            817,059

      ALLOWANCE FOR FUNDS USED
           DURING CONSTRUCTION                      46,455             97,756

      OTHER EXPENSE                                (12,601)           (18,182)

      INCOME BEFORE INTEREST CHARGES             1,042,823            896,633

      INTEREST CHARGES
          Long-term debt                           509,888            561,499
          Short-term debt                           38,150            135,673
          Amortization of debt expense               5,630              6,607
          Other                                     10,757              4,534
                                                   564,425            708,313

      NET INCOME                                   478,398            188,320

      DIVIDENDS ON PREFERRED STOCK                  25,206             28,879

      NET INCOME APPLICABLE
           TO COMMON STOCK                     $   453,192       $    159,441

      PER SHARE OF COMMON STOCK:
          Net income                           $      0.26       $       0.15
          Cash dividends                       $      0.23       $       0.15





              ARTESIAN RESOURCES CORPORATION
             CONSOLIDATED STATEMENT OF INCOME
                        Unaudited
                                                      For the Nine Months
                                                      Ended September 30,
                                                   1996              1995
      OPERATING REVENUES
          Water sales                          $15,364,103        $15,421,608
          Other utility operating revenue          184,328            136,213
          Non-utility operating revenue             79,948          1,454,914
                                                15,628,379         17,012,735
      OPERATING EXPENSES
          Utility operating expenses             8,626,658          8,677,061
          Non-utility operating expenses (Note 3)   63,261          1,184,455
          Related party expenses (Note 4)          184,080            183,063
          Depreciation                           1,605,495          1,706,574
          Income taxes                             892,000            586,715
          Taxes other than income                1,005,195          1,017,664
          Write down of rental building                               790,225
                                                12,376,689         14,145,757

      OPERATING INCOME                           3,251,690          2,866,978
      ALLOWANCE FOR FUNDS USED
      DURING CONSTRUCTION                          118,675            159,872
      OTHER EXPENSE                                (71,923)          (170,446)
      INCOME BEFORE INTEREST CHARGES             3,298,442          2,856,404
      INTEREST CHARGES
      Long-term debt                             1,570,012          1,689,432
          Short-term debt                          348,283            289,972
          Amortization of debt expense              19,767             19,821
          Other                                     22,929             12,921
                                                 1,960,991          2,012,146

      NET INCOME                                 1,337,451            844,258
      DIVIDENDS ON PREFERRED STOCK                  79,292             90,310
      NET INCOME APPLICABLE
           TO COMMON STOCK                   $   1,258,159      $     753,948

      PER SHARE OF COMMON STOCK:
          Net income                         $        0.90      $        0.73
          Cash dividends                     $        0.67      $        0.45


       CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                        Unaudited
                                                    For the Nine Months
                                                     Ended September 30,
                                                   1996              1995

      BALANCE, beginning of period              $6,317,222         $5,877,661
      NET INCOME                                 1,337,451            844,258
                                                 7,654,673          6,721,919
      DIVIDENDS                                    960,787            552,695
      BALANCE, end of period                    $6,693,886         $6,169,224



              ARTESIAN RESOURCES CORPORATION
           CONSOLIDATED STATEMENT OF CASH FLOWS
                        Unaudited
                                                     For the Nine Months
                                                     Ended September 30,
                                                   1996               1995
      CASH FLOWS FROM OPERATING ACTIVITIES
      NET INCOME                               $ 1,337,451        $   844,258
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization          1,493,832          1,678,638
          Allowance for funds used during
          construction                            (118,675)          (159,872)
          Write-down on rental office building                        790,225
      CHANGES IN ASSETS AND LIABILITIES:
          Accounts receivable                      143,141           (339,847)
          Unbilled operating revenue              (293,000)          (333,000)
          Materials and supplies                   (84,204)          (129,182)
          State and federal income taxes payable   402,953           (150,542)
          Prepaid property taxes                  (272,969)          (261,123)
          Deferred income taxes, net                84,793            476,875
          Deferred debits                          157,930            170,255
          Prepaid expenses and other               (71,940)          (253,760)
          Regulatory assets                        102,213            (72,261)
          Postretirement benefit obligation        (14,623)           (35,548)
          Accounts payable                      (1,338,952)        (1,124,451)
          Interest accrued                          58,897           (249,248)
          Other and customer deposits, net         343,959             28,857
      NET CASH PROVIDED BY OPERATING ACTIVITIES  1,930,806            880,274
      CASH FLOWS USED IN INVESTING ACTIVITIES
          Capital expenditures                  (4,648,147)        (8,994,852)
          Proceeds from sale of assets           2,102,644              1,640
      NET CASH USED IN INVESTING ACTIVITIES     (2,545,503)        (8,993,212)
      CASH FLOWS FROM FINANCING ACTIVITIES
          Net (repayments) borrowings under
                line of credit agreement        (6,383,000)         6,818,000
          Net advances and contributions
               in aid of construction              468,647          1,079,614
          Proceeds from long-term debt                                146,206
          Repayment on term note                (2,005,540)
          Proceeds from issuance of common stock 9,365,932
          Proceeds from common stock dividends reinvested
               and stock options exercised         417,545            186,675
          Dividends                               (935,580)          (552,695)
          Overdraft payable                        235,066            769,926
          Principal payments under capital
          lease obligations                       (250,964)          (215,080)
          Principal payments under long-term
          debt obligations                         (11,113)           (55,002)
          Retirement of preferred stock           (147,500)          (147,500)

      NET CASH PROVIDED
          BY FINANCING ACTIVITIES                  753,493          8,030,144
      NET INCREASE (DECREASE)IN CASH
           AND CASH EQUIVALENTS                    138,796            (82,794)
      CASH AND CASH EQUIVALENTS
           AT BEGINNING OF PERIOD                  149,704            229,673
      CASH AND CASH EQUIVALENTS
           AT END OF PERIOD                   $    288,500        $   146,879
      Supplemental Disclosures of Cash Flow Information:
          Interest paid                       $  1,882,327        $ 2,241,573
          Income taxes paid                   $    418,037        $   310,000



      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         Note 1 - General

  The unaudited financial statements of Artesian Resources Corporation and it wholly-owned subsidiaries ("the Company" or "Artesian Resources"), including its principal operating company, Artesian Water Company, Inc. ("Artesian Water"), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Company's financial position and results of operations. The results of operations for the quarter and for the nine months ended September 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

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

                                    eptember 30, 1996   December 31, 1995

Postretirement benefit obligation      $1,758,337         $1,772,960
Deferred income taxes recoverable
         in future rates                  728,945            740,267
Expense of rate proceedings               125,218            201,486
                                       $2,612,500         $2,714,713

         Note 3 - Non-utility Operating Revenue and Expenses

       Non-utility operating revenue consists of environmental testing revenue received by Artesian Laboratories, Inc. (Artesian Laboratories or ALI) and rental income received by Artesian Development, Corporation (Artesian Development or ADC), and Artesian Resources Corporation (ARC) as follows:

                         For the Quarter Ended             For the Nine Months
                            September 30,                  Ended September 30,
                        1996            1995                1996        1995

         ALI       $           0       $439,204       $         0    $1,235,332
         ADC              73,821         79,948           219,582
         Total     $           0       $513,025           $79,948    $1,454,914

         Non-utility operating expenses are as follows:

         ALI       $           0       $345,651       $         0    $1,008,034
         ADC              11,640         71,259            63,261       170,027
         ARC                   0             20                 0         6,394
         Total           $11,640       $416,930           $63,261    $1,184,455

As described in notes 5 and 6, Artesian Development's rental office building was sold and the Board of Directors of Artesian Resources authorized the disposal of substantially all of the net assets of Artesian Laboratories.

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

          Expenses associated with related party transactions are as follows:

                              For the Quarter Ended      For the Nine Months
                                  September 31,           Ended September 30,
                              1996            1995        1996          1995

White Clay Realty           $51,013          $51,013     $153,039     $153,039
Glendale Enterprises         10,347           10,008       31,041       30,024
                            $61,360          $61,021     $184,080     $183,063


         Note 5 - Disposal of Non-Utility Assets

In March 1996, the Company completed the sale to an unrelated third party, of Artesian Development's rental office building and 4.27 acres of land resulting in a loss of $790,000. The loss, which was recognized in the third quarter of 1995, reflects the difference between the net book value and the selling price, and also includes $176,000 in expenses associated with completing the sale.
The proceeds from the sale were used to repay the mortgage on the property and related closing costs.



         Note 6 - Disposal of Non-Utility Business

In December 1995, the Board of Directors of Artesian Resources authorized the disposal of substantially all of the net assets of Artesian Laboratories, resulting in an estimated pre-tax loss of $128,000 recorded as an operating expense in 1995. The loss reflects the difference between the projected sales price and the net book value of substantially all the assets and liabilities of the business, and also includes estimated operating losses of $137,000 through the anticipated disposal date and estimated additional expenses associated with completing the sale. The sale of the net assets of Artesian Laboratories is expected to be completed during the fourth quarter of 1996.

         Note 7 - Issuance of Class A Non-Voting Common Stock

On May 24, 1996, Artesian Resources Corporation issued 675,000 shares of Class A Non-Voting Common Stock at $15.00 per share. The net proceeds from the issuance of approximately $9,400,000 were used to reduce short-term debt incurred to finance investment in utility plant.


         ITEM 2 ARTESIAN RESOURCES CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996

         Results of Operation

   For the quarter ended September 30, 1996, Artesian Resources recorded net income of $478,398 which represents a $290,078 increase over earnings of
$188,320 for the quarter ended September 30, 1995.   For the nine months ended
September 30, 1996, Artesian Resources recorded net income of $1,337,451 which represents a $493,193 increase over earnings of $844,258 for the nine months ended September 30, 1995.The year-to-date increase is primarily due to the prior year fixed asset write-down on Artesian Development Corporation's rental office building of $790,225 before taxes and $521,549 after taxes, which was a decrease to prior year earnings per share of $0.51. Artesian Water's water sales revenues have decreased $58,000 as compared to 1995 water revenues due to decreased customer consumption for the nine months ended September 30, 1996. The decrease in consumption, primarily attributable to the wet weather experienced in 1996 as compared to the dry conditions in 1995, more than offset the revenue increases caused by an increase in the number of customers served and increased rates. Earnings per share of $0.26 and $0.90 for the quarter and nine months ended September 30, 1996, respectively, are affected by the increase in the weighted average shares outstanding due to the issuance of 675,000 shares of Class A Non-Voting Common Stock (Class A Stock) on
May 24, 1996.

     Utility operating expenses decreased $50,403 for the nine months ended September 30, 1996 primarily due to the reduction in purchased water expense of approximately $306,000. A portion of the decrease in purchased water expense is a matter of timing due to contractual obligations to purchase water. Off-setting this decrease is an increase to payroll expense of $207,000 due to the addition of several new employees as well as pay increases. Utility operating expenses increased $56,271 for the quarter ended September 30, 1996 due primarily to a 20% price increase on purchased water from a supplier with which Artesian Water has contractual obligations to purchase water.

  Non-utility revenues decreased by approximately $522,000 and $1,384,000 and non-utility expenses decreased by $414,000 and $1,127,000, respectively, for the quarter and nine months ended September 30, 1996 due to the write-off in 1995 of the net assets of Artesian Laboratories Inc. ("Artesian Laboratories") and the sale of Artesian Development's rental office building at the end of the first quarter. The write-off for Artesian Laboratories in 1995 included a reserve approximating net operating losses expected through the disposal date. The sale of the net assets of Artesian Laboratories is expected to be completed during the fourth quarter of 1996.

  Other income from the Allowance for Funds Used During Construction (AFUDC) decreased $41,000 for the nine months ended September 30, 1996 due to a lower level of company financed utility plant additions in the current year. Other expense decreased $99,000 for the nine months ended September 30, 1996 as compared to the same periods in 1995 due primarily to Artesian Water's settlement of litigation in 1995 with a former employee and officer.

   For the quarter ended September 30, 1996, interest expense on short-term debt decreased $98,000 due to Artesian Water's decreased use of its $15 million available lines of credit as compared with the same period in 1995 as a result of the application of the proceeds from the public offering to repay this debt. For the nine months ended September 30, 1996, interest expense on short-term debt increased $58,000 due to Artesian Water's increased usage, prior to completion of the public offering, of its lines of credit to finance utility plant additions. Interest expense on long-term debt decreased $52,000 and $119,000 for the quarter and nine months ended September 30, 1996 due to the repayment of Artesian Development's building mortgage in March 1996.

         Liquidity and Capital Resources

   The primary source of liquidity for the nine months ended September 30, 1996 is $9,366,000 from the issuance of common stock. On May 24, 1996 Artesian Resources issued 675,000 shares of Class A Stock at $15.00 per share. The net proceeds from the issuance were contributed entirely to Artesian Water. Artesian Water used the entire net proceeds to reduce the outstanding balances on lines of credit. As of October 15, 1996, $2,700,000 is drawn on the $15 million available lines of credit. Artesian Development Corporation also received $1,888,000, net of closing costs of $162,000, for the sale of the rental office building on March 13, 1996. These funds were used to repay the outstanding mortgage associated with the building. At September 30, 1996, Artesian Resources had a working capital deficit of $7,555,000 attributable to the reclassification of the $5 million Series J First Mortgage Bonds which are due December 1996 and to the borrowings on the lines of credit of Artesian Water, noted above. Artesian Water anticipates it will utilize existing lines of credit to repay the Series J Bonds. Long term refinancing arrangements will be completed in the first quarter of 1997.

   Capital expenditures for the nine months ended September 30, 1996, were approximately $4,600,000, of which $168,000 was for mandatory main relocation projects. The largest single main relocation project originally budgeted for 1996 at a cost of $1,500,000 has been substantially postponed by the State of Delaware until 1997. This project is planned to incur $300,000 in expenditures for the remainder of 1996 and $1,200,000 for 1997. Budgeted mandatory utility plant expenditures expected to be incurred for the remainder of 1996 through 2000, due to planned state highway projects which require the relocation of Artesian Water's service mains are as follows:



   Three months ending December 31, 1996        $   462,000
   Year ending December 31, 1997                  2,865,000
   Year ending December 31, 1998                    250,000
   Year ending December 31, 1999                  1,500,000
   Year ending December 31, 2000                  2,000,000
                                                 $7,077,000

The exact timing and extent of these relocation projects is controlled by the Delaware Department of Transportation.


         PART II - OTHER INFORMATION



         ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K

               No reports on Form 8-K were filed for the quarter ended
                        September 30, 1996.



         Exhibit 11 - Computation of Earnings per Common Share

                                                    For the Nine Months Ended
                                                          September 30,
                                                   1996                 1995

         Earnings
          Income applicable to Common Stock     $1,258,158            $753,948

         Shares
          Weighted average number of Common Stock
           Shares outstanding                    1,390,847           1,055,848

         Primary earnings per share                  $0.90               $0.71























                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         ARTESIAN RESOURCES CORPORATION




Date   November 5, 1996                 /s/ Dian C. Taylor
                                       Dian C. Taylor
                                       President, CEO, and Chair of the Board
                                       Artesian Resources Corporation
                                       and Subsidiaries



Date   November 5,  1996               /s/ David B. Spacht
                                       David B. Spacht
                                       Vice President, Chief Financial Officer,
                                       and Treasurer
                                       Artesian Resources Corporation
                                       and Subsidiaries