Form 10-K
period 1996-12-31
ARTESIAN RESOURCES CORP
filed 1997-03-31
CIK 863110

FORM 10-K
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended December 31, 1996.
Commission file number 0-18516.

                   ARTESIAN RESOURCES CORPORATION
           (Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization: Delaware I.R.S. Employer Identification No.: 51-0002090

Address of principal executive offices: 664 Churchmans Road, Newark, Delaware Zip Code: 19702

Registrant's telephone number, including area code:  302-453-6900
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to section 12(g) of the Act:
        Title of class:  Class A Non-Voting Common Stock

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   X  Yes  _  No

        Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    X  Yes   _  No

        The aggregate market value of the voting stock held by non-affiliates of the registrant at March 9, 1997 was $ 5,179,119.

        As of March 3, 1997, 1,249,292 shares and 504,790 shares of Class A Non-Voting Common Stock and Class B Common Stock, respectively, were outstanding.


PART I

ITEM 1. - BUSINESS

  Artesian Resources Corporation (Artesian Resources) operates as the parent holding company of Artesian Water Company, Inc. (Artesian Water), the principal subsidiary of Artesian Resources and a regulated public water utility.

  Artesian Water Company was organized in 1927 as the successor to the Richardson Park Water Company, founded in 1905. In 1984, the name of Artesian Water Company was changed to Artesian Resources Corporation and the utility assets were contributed to a newly formed subsidiary, Artesian Water.

  Artesian Water provides water utility service to customers with in its established service territory in portions of New Castle County, Delaware, pursuant to rates filed with and approved by the Delaware Public Service Commission (PSC). As of December 31, 1996, Artesian Water was serving 57,934 customers. The Company operates two distinct water systems withing New Castle County, comprising service territories north of the C&D Canal covering approximately 101 square miles (the northern system) and south of the C&D Canal covering approximately 20 square miles (the southern system). The southern system also includes a small tract of service territory in northern Kent County. The northern system and southern system are independent water supply systems and are not connected by water transmission lines. The Company believes there are substantial water resources in each system sufficient to handle its water supply needs for the foreseeable future. In 1993, Artesian Water began acquiring service territory in Southern New Castle County south of the C&D Canal, comprising its southern system. The southern system has experienced substantial residential development in the past six years. In addition, the State of Delaware is constructing a new limited access highway running north and south through southern New Castle County, portions of which are open to traffic. A substantial portion of southern New Castle County remains to be developed and is not presently covered by Certificates of Public Convenience and Necessity (CPCN) or served by public water systems, presenting significant expansion opportunities for Artesian Water as development continues. The pursuit of additional service area in the State of Delaware south of the C&D Canal is competitive. Artesian Water began managing the Town of Townsend's water system in June 1995 and subsequently purchased the water system's assets and right to serve its 200 customers on December 5, 1995.

  The Company's sources of water in the northern system are self-supply from wells that pump ground water from aquifers and other formations, and through interconnections with neighboring utilities which supply mostly surface water from river basins. The southern system's water supply is entirely self-supplied from wells that pump groundwater.

  The principal source of Artesian Water's water supply for both its northern and southern systems is the Potomac aquifer, which, together with certain smaller formations, is currently capable of supplying a peak capacity of approximately 21 million gallons a day. The Potomac aquifer covers a large area beneath northern Delaware and Maryland. Although the Mt. Laurel and water table aquifers, which are located closer to the ground surface, could provide ample supply in the southern system, the Company has chosen, consistent with its focus on water quality, to utilize the deeper formation of the Potomac aquifer. Pumpage from the deeper formation does not interfere with residential and agricultural uses currently found in the upper formations and potential land use contamination will be less likely to affect the deeper formation. To date, the Company has obtained, on a cost effective basis, commercially acceptable quantities of water from these deeper formations. Artesian Water has several well sites on land it owns or leases with in its existing and proposed service territory. Access to the aquifer is not exclusive; however, any significant withdrawals from the aquifer require state regulatory approvals. Artesian Water also obtains water supply in the northern system through interconnections with several neighboring utilities which increases peak capacity to approximately 40 million gallons a day. In 1996, the Company's highest daily consumption was 22.0 million gallons and average daily consumption was 17.5 million gallons. The quality of water distributed by the system is subject to the rules of federal and state environmental regulatory agencies.

  The Company is subject to regulation by the EPA and DNREC with respect to the operation of public water supply systems and with respect to the quality of any wastewater and similar effluent from treatment plants. As a normal by-product of iron removal, the Company's new iron removal facility generates iron removed from untreated ground water plus residue from chemicals used in the treatment process. The Company has contracted with a licensed third party vendor to dispose of the solids produced at the facility. The Company's other iron removal facilities rely on disposal through county approved wastewater facilities. Management believes that compliance with existing federal, state or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has no material effect upon the business and affairs of Artesian Resources.

  In 1985, Artesian Laboratories, Inc. (Artesian Laboratories) was organized as the principal non-regulated subsidiary of Artesian Resources. In April 1993, the rental operations of the County Commerce Office Park (CCOP), previously conducted under Artesian Resources, were reorganized and are conducted under Artesian Development Corporation (Artesian Development), a non-regulated land development subsidiary of Artesian Resources, which was organized in 1985. None of the operations of the subsidiaries is considered seasonal.

  On October 16, 1995, an agreement was reached for the sale of Artesian Development's rental office building and 4.27 acres of land at the CCOP. The rental office building and land, with a net book value of $2,658,000, were sold to an unrelated third party on March 13, 1996 for $2,050,000.

  On December 21, 1995, the Board of Directors of Artesian Resources authorized the disposal of substantially all the net assets of Artesian Laboratories. In 1997, the net assets of Artesian Laboratories are expected to be sold for approximately $425,000 in cash and $150,000 note receivable to be held by Artesian Resources.

  On December 19, 1996 Artesian Wastewater Management, Inc. (Artesian Wastewater) was created as an additional non-regulated subsidiary of Artesian Resources. Artesian Wastewater plans to provide wastewater treatment services in New Castle County. This company did not engage in any business activity in 1996.


ITEM 2. -  PROPERTIES

  Artesian Resources' corporate headquarters are located at 664
Churchmans Road, Newark, Delaware. Corporate headquarters for Artesian Water are also located at the aforementioned address. The property is leased from White Clay Realty by Artesian Water through December 31, 2002. See Item 13, Certain Relationships and Related Transactions, for further disclosures. The lease may be extended at the lessee's option for two consecutive five-year renewal terms subject to the terms set forth in the lease.

  Artesian Resources and Artesian Development own various parcels of land in New Castle County, Delaware. Artesian Water owns land, transmission and distribution mains, pump facilities, treatment plants, storage tanks and related facilities within New Castle County. The acreage owned by the Company, not including rights-of-way and easements, totals approximately 630. Of this amount, approximately 500 acres are located directly adjacent to the corporate headquarters of the Company. This is the subject of an Environmental Impact Study being performed by the United States Army Corps of Engineers, one of the first steps toward identifying the site for a reservoir and the environmental impact to the natural area at the prospective reservoir site. Several other locations are being evaluated for the site of a new reservoir in New Castle County. Substantially all of Artesian Water's utility plant, except utility plant within the town of Townsend, Delaware, is pledged as security for First Mortgage Bonds.

  All of Artesian Water's existing facilities adequately meet current necessary productive capacities and current levels of utilization.


ITEM 3. - LEGAL PROCEEDINGS

  On February 28, 1997, Artesian Water filed a petition with the PSC to implement new rates to meet an increased revenue requirement of approximately 13.5% or $3.0 million on an annualized basis. Artesian Water is permitted to collect a temporary rate increase not in excess of $2.5 million on an annualized basis, under bond, until permanent rates are approved. Such temporary rates become effective on or about May 1, 1997.

  There are no other material legal proceedings pending at this date.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

PART II

ITEM 5. - MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Class A Non-Voting Common Stock (Class A Stock) of Artesian Resources began trading on the Nasdaq National Market (symbol ARTNA) on Friday, May 24, 1996. Also on May 24, 1996, the trading symbol of Artesian Resources' Class B Common Stock changed to ARTNB. The Class B Common Stock is traded on the Nasdaq Bulletin Board.

  Prior to the commencement of trading of Class A Stock on the Nasdaq National market on May 24, 1996, the Class A Common Stock traded sporadically on the over-the-counter market. There has been a limited public trading market for the Class B Stock on the over-the-counter market. The following table sets forth the high and low closing bid quotations for the Class A Stock on the OTC bulletin board for the periods indicated below prior to May 24, 1996 and on the Nasdaq national market after that date, and sets forth high and low closing bid quotations on the OTC bulletin board for the Class B Stock for the period indicated. The table also sets forth for the periods indicated the cash dividends declared per share.


                    CLASS A NON-VOTING                  CLASS B VOTING
                     COMMON STOCK                        COMMON STOCK
                                        DIV.                           DIV.
                       HIGH     LOW   PER SHARE     HIGH       LOW   PER SHARE
1995
    First Quarter    $13.25    $ 9.75   $0.15      $16.50    $14.00    $0.15
    Second Quarter    13.25      9.75    0.15       16.25     14.00     0.15
    Third Quarter     13.25     13.00    0.15       16.25     14.00     0.15
    Fourth Quarter    13.25     13.00    0.18       16.25     15.00     0.18

1996
    First Quarter    $13.88    $13.00   $0.21      $16.25    $15.00    $0.21
    Second Quarter    16.00     13.50    0.23       16.25     15.00     0.23
    Third Quarter     16.63     14.50    0.23       16.87     15.25     0.23
    Fourth Quarter    17.00     15.75    0.23       16.87     16.25     0.23

  The above quotations reflect prices between dealers and do not include retail markups or mark downs or commissions and may not necessarily represent actual transactions.

  Artesian Resources paid cash dividends of 21 cents per share in the first quarter of 1996 and 23 cents per share in each of the last three quarters of 1996. In 1995, Artesian Resources paid cash dividends of 15 cents per share in each of the first three quarters and 18 cents per share in the fourth quarter. In 1994, Artesian Resources paid a cash dividend of 15 cents per share in each quarter.

  As of March 3, 1997, there were 642 shareholders of record of Class A Stock and 251 shareholders of record Class B Stock.


ITEM 6 - SELECTED FINANCIAL DATA

SUMMARY OF FIVE YEARS OF OPERATION

                        1996        1995        1994        1993        1992

Operating revenues $20,891,993  $22,631,283 $21,012,292 $20,340,246$18,216,186

Operating expenses
  Operation&maint.  12,153,977   13,384,812  13,014,014  12,417,723 11,687,289
  Depreciation       2,192,692    2,239,909   1,985,783   1,955,249  1,979,623
  State & Federal
    income taxes     1,096,075      791,438     963,514     914,097    364,050
  Write-down on
    rental office
    building               ---      783,600         ---         ---        ---
  Loss on disposal
    of Artesian
    Laboratories           ---      127,771         ---         ---        ---
  Property and
    other taxes      1,348,330    1,370,395   1,234,821   1,229,882  1,096,657
                    16,791,074   18,697,925  17,198,132  16,516,951 15,127,619

Operating income     4,100,919    3,933,358   3,814,160   3,823,295  3,088,567

Other income
  (expense)-net         93,586       32,565       5,896     (14,332)  (89,789)
Total income
  before interest
  charges            4,194,505    3,965,923   3,820,056   3,808,963  2,998,778

Interest charges
  Long-term debt     1,600,924    2,249,907   2,252,449   2,286,235  1,820,254
  Short-term debt      880,583      462,626      28,396      55,543    371,426
  Amortization of
    debt expense        25,684       26,428      26,493      68,436     26,032
  Other                 28,659       19,534      26,940      23,835     15,042
                     2,535,850    2,758,495   2,334,278   2,434,049  2,232,754


Income before
  cumulative effect
  of changes in
  accounting
  principles         1,658,655    1,207,428   1,485,778   1,374,914    766,024
Cumulative effect
  of changes in
  accounting
  principles               ---          ---         ---     250,901        ---
Net income         $ 1,658,655  $ 1,207,428 $ 1,485,778 $ 1,625,815 $  766,024

Per share:
  Income before
    cumulative
    effect of
    changes in
    accounting
    principles    $      1.06   $     1.06  $     1.34  $     1.25   $     .63
  Cumulative effect
    of changes in
    accounting
    principles            ---          ---         ---  $      .25         ---
  Net income      $      1.06   $     1.06  $     1.34  $     1.50   $     .63
  Dividends per
    share of
    common stock  $      0.90   $      .63  $      .60  $      .30   $     .05

Utility plant at
  year-end, cost $112,312,266  $104,434,261 $92,684,238 $84,560,729 $80,637,313
Total assets     $ 99,708,153  $ 96,841,166 $87,453,236 $81,826,810 $76,482,455
Long-term
  obligations and
  redeemable
  preferred stock $27,355,677  $ 18,802,500 $26,044,928 $26,116,684 $19,298,068
Total capitalization
  at year-end     $52,843,160  $ 34,198,399 $40,772,731 $39,917,564 $31,766,778
Average water sales
  per customer    $       359  $        367 $       344 $       348 $      326
Water pumped
  (millions of
  gallons)              6,419         6,561       6,506       6,409      6,208
Number of customers
  served at
  year-end             57,934        56,672      55,097      53,599     52,014

Miles of water main
  at year-end             781           763         746         728        718



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

OVERVIEW


  Artesian Resources Corporation (Artesian Resources) increased net income for the year ended December 31, 1996 by $451,227, or 37.4%, as compared to 1995. For the year ended December 31, 1996, Artesian Resources and its subsidiaries realized 98.4% of its total revenue from the sale of water by its water utility subsidiary, Artesian Water Company, Inc. (Artesian Water), 1.3% from other utility revenues and 0.3% from rental income generated by its non-regulated subsidiary, Artesian Development Corporation (Artesian Development). In late 1995, the Board of Directors of Artesian Resources authorized the sale of Artesian Development's rental office building which was completed on March 13, 1996, and the sale of the net assets of Artesian Laboratories, Inc. (Artesian Laboratories) which is expected to be completed in 1997.

     Artesian Resources recorded net income of $1,658,655 for the year ended December 31, 1996, compared to net income of $1,207,428 for 1995. The increase in net income is attributable to the recognition of losses in 1995 related to the planned disposition of certain assets of its non-regulated subsidiaries. Artesian Resources recognized pre-tax losses in 1995 of $783,600 and $127,771, respectively, related to the planned sale of the rental office building owned by Artesian Development and the planned disposition of the net assets of Artesian Laboratories.

  The following table sets forth certain information with respect to Artesian Resources' consolidated statement of operations as a percentage of revenue:



                          ARTESIAN RESOURCES CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS AS A
                              PERCENTAGE OF REVENUE

                                                 DECEMBER 31,
                                       1996            1995             1994

OPERATING REVENUES
  Water sales                          98.4%           90.7%             89.1%
  Other utility operating revenue       1.3%            0.9%              1.0%
  Non-utility operating revenue         0.3%            8.4%              9.9%
                                      100.0%          100.0%            100.0%

OPERATING EXPENSES
  Utility operating expenses           56.7%           50.9%             53.1%
  Non-utility operating expenses        0.3%            7.1%              7.6%
  Related party expenses                1.2%            1.1%              1.2%
  Depreciation                         10.5%            9.9%              9.5%
  State and federal taxes               5.2%            3.5%              4.6%
  Property and other                    6.5%            6.1%              5.9%
  Write-down on rental
    office building                     ---             3.5%              ---
  Loss on disposal of Artesian
    Laboratories                        ---             0.6%              ---
                                       80.4%           82.7%             81.9%

OPERATING INCOME                       19.6%           17.3%             18.1%

OTHER INCOME, NET                       0.5%            0.1%              0.1%
                                       20.1%           17.4%             18.2%
INTEREST CHARGES                       12.1%           12.2%             11.0%

NET INCOME                              8.0%            5.2%              7.2%
DIVIDENDS ON PREFERRED STOCK            0.5%            0.5%              0.6%


NET INCOME APPLICABLE TO
  COMMON STOCK                          7.5%            4.7%              6.6%




1996 COMPARED TO 1995

     UTILITY REVENUES. Although Artesian Water experienced a 2.2% increase in the number of customers served from 1995 to 1996, the extremely wet weather conditions during 1996, as well as the continuing effects of Artesian Water's conservation education efforts, decreased per capita water usage, resulting
in 1996 water sales revenue just about equal to those of 1995.   The number of
customers served increased from 56,672 in 1995 to 57,934 in 1996, while customers' average billed consumption decreased to 258 gallons per day in 1996 compared to 276 gallons per day in 1995.

     The $79,483, or 40.9%, increase in other utility revenues is primarily attributable to a $33,277 increase in rental income received in 1996 for various cellular communication antennas installed on Artesian Water's storage tanks by third parties who signed long-term rental agreements with Artesian
Water.   Revenue from late payment fees and purchase discounts also increased
$23,706 and $17,488, respectively.

 UTILITY OPERATING EXPENSES.  The expense for water purchased from neighboring utilities increased $171,561, or 6.9%. The increase in purchased water expense is due primarily to a 19% price increase effective September 1, 1996 and a 12.3% increase in the minimum monthly contractual purchase requirements from the Chester Water Authority (Chester Water). Effective October 1996, the minimum monthly purchase requirement from Chester Water increased to 121.6 million gallons from 108.3 million gallons, and will continue at that level until the agreement expires in 2002. Artesian Water also has a take-or-pay arrangement totaling 300 million gallons per year with
the City of Wilmington.   Artesian Water experienced an 8.3% price increase
from the City of Wilmington effective January 1, 1996. Artesian Water continues to keep its demand for purchased supplies to the minimum level required under its contract arrangements with Chester Water and the City of Wilmington.

Repair and maintenance expense increased $87,920, or 15.4%, primarily due to increased tank painting expense. Artesian Water did not take any storage tanks out of service for painting during the drought conditions in 1995.
The remainder of the increase is primarily attributable to completing routine maintenance work in 1996 which was not performed in 1995 due to the drought conditions.

Payroll and related expenses for Artesian Water increased $142,802, or 2.6%, primarily due to a $188,554 increase related to annual salary adjustments, promotions, and bonuses paid during 1996 of approximately 4.8%. Offsetting this increase is a $45,752 reduction in employee benefits expense primarily attributable to a change in medical insurance providers during 1996.

Administrative expenses decreased $91,911, or 5.6%, primarily due to a drop in legal expenses. A significant portion of the 1995 legal costs were one-time expenses associated with proceedings concerning applications for additional franchised area of Artesian Water in southern New Castle County.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased $47,217, or 2.1%. The disposal of the assets of the non-utility subsidiaries decreased depreciation and amortization expense by $287,330 while the overall increase in utility plant assets in service at December 31, 1996 increased Artesian Water's depreciation and amortization expense by $240,113.

     TAXES. Income tax expense in 1996 increased $304,637, or 38.5%, due primarily to the loss reflected in 1995 associated with the disposition of non-utility assets discussed above in "Overview." The total income tax effective rate for 1996 was 39.8% as compared to 39.7% for 1995. See Notes 1 and 3 to the Consolidated Financial Statements and the Schedule of Income Tax Expense. Property and other taxes decreased $22,065 from 1995 to 1996 due primarily to the disposal of the non-utility subsidiaries.

     OTHER INCOME. Allowance for funds used during construction (AFUDC) decreased $53,612, primarily due to two construction projects commenced and completed in 1995 at a cost of approximately $5 million and financed by Artesian Water. See Note 1 to the Consolidated Financial Statements for a
complete discussion relating to the calculation of AFUDC.   Offsetting the
decrease in other income is the decrease in other miscellaneous expenses of $114,633. The decrease is primarily attributable to one-time expenses recorded in the settlement of an employee litigation matter in 1995.

     INTEREST CHARGES. The decrease in interest and debt amortization expense of $222,645 is attributable to the repayment of Artesian Development's building mortgage in March 1996 and to Artesian Water's decreased use of its $15 million available lines of credit as a result of the application of the proceeds from the public offering of equity securities to repay this debt in May 1996. Also, Artesian Water's Series J Mortgage Bonds were repaid on
December 1, 1996.   See Note 6 to the Consolidated Financial Statements.



1995 COMPARED TO 1994


UTILITY REVENUES. Revenue from the sale of water increased $1,805,293, or 9.2%, primarily as a result of a 7.49% increase in rates approved May 9, 1995 by the Delaware Public Service Commission (PSC) and a 2.8% increase in the number of customers from 55,097 in 1994 to 56,672 in 1995, offset in part by a 1.1% decrease in customer consumption. The rate increase of 7.49% provided approximately $1.4 million in total additional revenue for 1995. Customers'average billed consumption decreased slightly to 276 gallons per day in 1995 compared to 283 gallons per day in 1994. The decrease was primarily due to mandatory water use restrictions ordered by the State of Delaware due to drought conditions experienced by water utilities in northern New Castle County relying on surface sources of supply, as well as continuing effects of Artesian Water's conservation education efforts. Artesian Water's water supplies were not significantly affected by the drought, and Artesian Water was able to supplement the water supplies of neighboring utilities during this period. However, the customers of Artesian Water reduced their consumption during this period pursuant to the mandatory water use restrictions.

  The approximately $23,000, or 10.4%, decrease in other utility revenues is attributable to a reduction in miscellaneous charges other than water sales. These revenues include late payment fees, frozen meter repairs, flow tests and charges to developers.

UTILITY OPERATING EXPENSE. The expense for water purchased from neighboring utilities decreased approximately $225,000, or 8.3%. The decrease in purchased water expense is due to the 22% decrease in water purchased in 1995 from neighboring utilities. In 1995, Artesian Water constructed and put into production in the third quarter three new wells producing a combined 3.0 million gallons per day of self supply. The new facilities allowed Artesian Water to decrease its need for purchased supplies to the minimum level required under its contract arrangements with certain neighboring utilities. However, this reduction in expense was partially offset by an increase in the minimum monthly purchase requirements from Chester Water which increased from
75.0 million gallons to 91.6 million gallons effective October 1994.
Effective October 1995, the minimum monthly purchase requirement increased to
108.3 million gallons. In addition, the City of Wilmington, with which Artesian Water also has a take-or-pay arrangement totaling 300 million gallons per year, increased its rate for bulk water sales by nearly 44%, from $0.87 per thousand gallons to $1.25 per thousand gallons in 1995.

  Repair and maintenance expenses decreased approximately $69,000 in 1995 due to the postponement of the painting of certain water tanks, as a result of drought conditions and a reduction in the use of outside vendors for repairing pumping equipment.

ADMINISTRATIVE EXPENSES. Administrative expenses increased approximately $85,000, or 4.3%. Expenses associated with professional services increased due to the recognition in 1995 of amortization related to an environmental impact study for the location of a new reservoir and expenses related to the Class A Stock proxy solicitation and banking services. The environmental impact study was jointly financed by several utilities, New Castle County and the State of Delaware and the amortization of the expense has been allowed in rates by the PSC. These increases were partially offset by a reduction in Artesian Water's regulatory expenses related to the amortization of rate case expenses.

PAYROLL AND RELATED EXPENSES. Payroll and related expenses for Artesian Resources and its subsidiaries increased approximately $480,000, or 8.1%, primarily due to wage rate increases related to annual salary adjustments, promotions, and bonuses paid during 1995 of approximately 5.2%. The pension expense increased $29,000, or 2.5%, reflecting the increase in Artesian Resources' matching contribution for employee participation in its 401(k) plan. In addition, Artesian Water recorded an increase of $162,000 in expenses, from 1994 to 1995, related to its supplemental retirement plan due to the recognition of a full year of expense. Artesian Water implemented its supplemental retirement plan on October 1, 1994.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased approximately $254,000, or 12.8%. The increase is due to the overall increase in utility plant assets in service at December 31, 1995.

TAXES. Income tax expense decreased approximately $210,000, or 21.0%, reflecting the loss associated with the disposition of non-utility assets discussed above in "Overview." See Notes 1 and 3 to the Consolidated Financial Statements and the Schedule of Income Tax Expense. Property and other taxes rose approximately $140,000 from 1994 to 1995. Local real estate property taxes increased approximately $68,000 as a result of two separate local tax increases. In addition, the total property on which Artesian Resources is assessed increased from 1994 to 1995 as a result of property additions which include land and miles of water main. Payroll taxes increased approximately $72,000 as a result of the overall increase in Artesian Resources' payroll expense. The total effective income tax rate for 1995 was 39.7% as compared to 39.3% for 1994.

OTHER INCOME. Allowance for funds used during construction (AFUDC) increased approximately $176,000, primarily due to two construction projects commenced and completed in 1995 at a cost of approximately $5 million and financed by Artesian Water. See Note 1 to the Consolidated Financial Statements for a complete discussion relating to the calculation of AFUDC. Partially offsetting the increase in other income is the increase in other miscellaneous expenses of approximately $150,000. The increase is primarily attributable to the settlement of an employee litigation matter in 1995.

INTEREST CHARGES. The increase of $434,000 in short term debt interest expense is primarily due to increased usage of Artesian Water's short term lines of credit to finance capital investments. At December 31, 1995, there was approximately $9.2 million in loans outstanding on Artesian Water's $15 million lines of credit. See Note 6 to the Consolidated Financial Statements.


NON-UTILITY REVENUES AND EXPENSES

  Non-utility revenues, primarily from Artesian Laboratories and Artesian Development, totaled $70,848, $1,911,219, and $2,074,868 in 1996, 1995 and
1994, respectively. The non-utility revenue in 1996 is attributable to Artesian Development's rental income received prior to the sale of the rental office building on March 13, 1996. The decrease in 1995 is primarily attributable to a decline in sales revenues from Artesian Laboratories. Sales revenue for Artesian Laboratories decreased approximately $170,000, or 9.5%, in 1995 from the revenue recorded for this subsidiary in 1994 as a result of decreased contract work from existing customers.

  Non-utility expenses, primarily from Artesian Laboratories and Artesian Development, totaled $53,319, $1,613,865, and $1,605,578 in 1996, 1995 and
1994, respectively. These expenses relate primarily to administrative expenses, payroll and related benefit expenses which decreased significantly in 1996 due to the recording of the planned disposal of the non-utility operations in 1995.


LIQUIDITY & CAPITAL RESOURCES

OVERVIEW

  Artesian Resources' sources of liquidity are cash flow from operations, net proceeds from the issuance of common stock and other external sources of funding discussed below. Cash flow from operating activities is primarily provided by the operations of Artesian Water and is impacted by operation and maintenance expenses, the timeliness and adequacy of rate increases, and weather conditions, such as the extremely wet conditions experienced in 1996 referred to above.

  Artesian Resources relies on its sources of liquidity for investments in its facilities and to meet its various payment obligations. The total amount of Artesian Resources' obligations for 1997 related to the dividend and sinking fund payments on preferred stock, principal and interest payments on indebtedness, rental payments and water service interconnection agreements is anticipated to be approximately $6.2 million. Artesian Water currently estimates that its aggregate investments in its facilities in 1997 will be approximately $11.6 million.

INVESTMENT IN FACILITIES

  Utility plant financed by Artesian Water decreased from approximately $9.8 million in 1995 to approximately $6.4 million during 1996. In addition, developers financed $1.7 million for the installation of water mains and hydrants serving their developments, pursuant to agreements. Artesian Water invested $1.7 million in 1996 drilling new wells and expanding facilities in its continued efforts to locate and develop additional sources of supply south of the Chesapeake and Delaware Canal (the "C&D" Canal) in southern New Castle County, Delaware. In northern New Castle County, Artesian Water invested
$3.5 million to drill new wells and upgrade facilities, and $0.7 million to relocate water mains due to the widening of several roads. An additional
$0.5 million was invested in general facilities such as transportation equipment, computer equipment, building renovations and furniture and fixtures.


  Artesian Water intends to continue its attempts to increase self supply and system reliability, and expects to invest approximately $10.8 million in new plant and equipment in 1997. The most significant effort to obtain new self supply will occur in Artesian Water's service area south of the C&D Canal, where new residential developments require water service. Four new residential developments, requiring four separate water supply systems, including two water storage tanks, at a total cost of approximately $2.6 million, are scheduled for construction in 1997 in Artesian Water's southern system. In addition, in 1997, approximately $2.2 million is projected for main relocations and renewals due to governmental actions, such as the widening or relocation of several roads within Artesian Water's service area. The largest single project is proposed by the Delaware Department of Transportation and requires Artesian Water to relocate a segment of its water main at a cost of $1.4 million. This project began in 1996 and is projected to be completed in 1997. Six other relocation projects are scheduled for 1997 totaling $0.8 million. Nearly $1.8 million has been budgeted to install new transmission and distribution mains in 1997. Of the $1.8 million, approximately $0.5 million is for transmission main to be installed in Artesian Water's service area south of the C&D Canal in an effort to utilize current water supply and begin to interconnect a larger regional system. Replacement and renewal of older mains which require high maintenance is expected to total nearly $1.7 million in 1997. The two largest projects, located in Wilmington Manor and the town of Townsend, began in 1996 and are expected to be completed in 1998 at an annual cost of $505,000 and $664,000, respectively. Finally, Artesian Water anticipates capital expenditures for other general facilities such as fleet vehicles, data processing equipment, safety equipment, security, communications equipment and leasehold improvements, will total approximately $1.0 million in 1997. With the exception of the state highway relocation projects, Artesian Water may exercise some discretion in the exact timing of a significant portion of these expenditures.

FINANCING ACTIVITIES

  Artesian Resources utilizes several sources of liquidity to finance its investment in utility plant and other fixed assets. Developer advances and contributions in aid of construction are used for the installation of mains and hydrants in new developments. As discussed below, capital expenditures in 1997 will require Artesian Resources to utilize other sources of liquidity beyond those provided by developers and by the operations of Artesian Water. For the three-year period ending December 31, 1999, Artesian Resources estimates that 87% of its capital expenditures will be financed by the operations of Artesian Water and external sources, including a combination of capital contributions, the proceeds from the sale by Artesian Water of long-term debentures and short-term borrowings by Artesian Water under its revolving credit agreement discussed below. The remaining 13% of capital expenditures for this three year period will be financed by developers.

  At December 31, 1996, Artesian Resources had a working capital deficit of approximately $0.3 million which decreased from a deficit of $17 million at December 31, 1995. The significant drop in the working capital deficit is primarily attributable to the reclassification of the $9.1 million borrowed on Artesian Water's lines of credit to long-term debt due to an agreement entered into by Artesian Water for a $10 million bond issuance discussed below. In addition, proceeds from the sale of Artesian Development's rental office building were used to repay the $2.0 million mortgage on March 13, 1996.

  At December 31, 1996, Artesian Water had two lines of credit totaling $15 million to meet its temporary cash requirements. These revolving credit facilities are unsecured. As of March 4, 1997, Artesian Water had $3.9 million of available unused funds under these lines. The interest rate for borrowing under these lines is the London Interbank Offering Rate (LIBOR) plus 1.50% or the banks' federal funds rate plus 1.50%, at Artesian Water's discretion. Both facilities are reviewed annually by the respective banks for renewal. Artesian Water will continue to have available its two lines of credit totaling $15 million to support future investment in its facilities.

  On May 24, 1996, Artesian Resources issued 675,000 of Class A Non-Voting Common Stock (Class A Stock) at $15 per share through underwriters led by Janney Montgomery Scott, Inc. Net proceeds from the offering of $9.3 million were contributed to Artesian Water as paid in capital and were used to repay a portion of the short-term borrowings under the credit lines discussed above. In addition, during 1997, Artesian Water anticipates issuing $15 million in mortgage bonds at an interest rate equivalent to the ten year U.S. Treasury yield plus 1.25% on or about the day of funding. Artesian Water anticipates that a ten year $10 million mortgage bond will be issued in April 1997. Prior to the end of 1997, Artesian Water anticipates that it will issue, in $500,000 increments, the additional $5 million in mortgage bonds, which will mature on the same date as the ten year mortgage bond. Artesian Resources anticipates cash flows from operations and Artesian Water's available lines of credit following issuance of the $15 million in mortgage bonds in 1997 noted above to be sufficient to fund its projected capital expenditures through 1999.

  On February 28, 1997, Artesian Water filed a petition with the PSC to implement new rates to meet an increased revenue requirement of approximately 13.5%, or $3.0 million on an annualized basis. Artesian Water is permitted to collect a temporary increase not in excess of $2.5 million on an annualized basis, under bond, until permanent rates are approved by the PSC. Such temporary rates will become effective on or about May 1, 1997.

  Artesian Resources anticipates the sale of the net assets of Artesian Laboratories to be completed in 1997 for approximately $425,000 in cash and $150,000 note receivable to be held by Artesian Resources. Proceeds from the sale of the net assets of Artesian Laboratories will be reinvested in the water utility operations.



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              CONSOLIDATED BALANCE SHEETS

                                                    December 31,
                                                1996            1995
ASSETS
Utility plant, at original cost
  less accumulated depreciation           $ 88,993,073     $83,160,422
Current assets
  Cash and cash equivalents                    147,712         149,704
  Accounts receivable, net                   1,884,541       2,133,217
  Unbilled operating revenues                1,663,500       1,332,000
  Materials and supplies-at cost
    on FIFO basis                              620,745         606,674
  Prepaid property taxes                       489,986         462,451
  Prepaid expenses and other                   320,094         236,860
  State and federal income taxes               232,885             ---
                                             5,359,463       4,920,906
Other assets
  Non-utility property (less
    accumulated depreciation
    1996-$1,505,411; 1995-$2,108,835)          873,948       2,952,676
  Deferred income taxes                        730,380       1,764,231
  Other deferred assets                      1,156,150       1,328,218
                                             2,760,478       6,045,125
Regulatory assets, net                       2,595,139       2,714,713
                                          $ 99,708,153    $ 96,841,166
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
  Common stock                            $  1,748,285     $ 1,037,494
  Additional paid-in capital                17,125,506       8,041,183
  Retained earnings                          6,613,692       6,317,222
    Total common stockholders' equity       25,487,483      15,395,899
  Preferred stock-mandatorily redeemable       825,000         972,500
  Preferred stock                              271,700         271,700
                                             1,096,700       1,244,200
  Long-term debt, net of current portion    26,258,977      17,558,300
                                            52,843,160      34,198,399
Current liabilities
  Notes payable                                 25,000       9,225,000
  Current portion of long-term debt            349,939       7,345,154
  Accounts payable                           2,883,429       2,735,119
  Overdraft payable                            686,777         669,023
  State and federal income taxes                   ---         139,702
  Deferred income taxes                        178,655         166,241
  Interest accrued                             629,830         667,157
  Customer deposits                            378,068         321,811
  Other                                        518,919         577,298
                                             5,650,617      21,846,505
Deferred credits and other liabilities
  Net advances for construction             19,079,822      21,492,568
  Postretirement benefit obligation          1,759,364       1,772,960
  Deferred investment tax credits            1,024,834       1,060,636
  Commitments and contingencies (Note 13)
                                            21,864,020      24,326,164
Net contributions in aid of construction    19,350,356      16,470,098
                                          $ 99,708,153     $96,841,166


The notes and schedules are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the Year Ended December 31,
                                          1996          1995          1994

Operating revenues
  Water sales                        $20,547,183   $20,525,585   $18,720,292
  Other utility operating revenue        273,962       194,479       217,132
  Non-utility operating revenue
    (Note 7)                              70,848     1,911,219     2,074,868
                                      20,891,993    22,631,283    21,012,292
Operating expenses
  Utility operating expenses          11,854,899    11,526,523    11,164,912
  Non-utility operating expenses
    (Note 7)                              53,319     1,613,865     1,605,578
  Related party expenses (Note 8)        245,759       244,424       243,524
  Depreciation and amortization        2,192,692     2,239,909     1,985,783
  Taxes
    State and federal income
      Currently payable                   61,150       668,007     1,169,438
      Deferred                         1,034,925       123,431      (205,924)
    Property and other                 1,348,330     1,370,395     1,234,821
  Write-down on rental office
    building                                 ---       783,600           ---
  Loss on disposal of Artesian
    Laboratories                             ---       127,771           ---
                                      16,791,074    18,697,925    17,198,132

Operating income                       4,100,919     3,933,358     3,814,160

Other income (expense)-net
  Allowance for funds used
    during construction                  178,484       232,096        55,695
  Miscellaneous                          (84,898)     (199,531)      (49,799)
                                          93,586        32,565         5,896

Income before interest charges         4,194,505     3,965,923     3,820,056

Interest charges
  Long-term debt                       1,600,924     2,249,907     2,252,449
  Short-term debt                        880,583       462,626        28,396
  Amortization of debt expense            25,684        26,428        26,493
  Other                                   28,659        19,534        26,940
                                       2,535,850     2,758,495     2,334,278

Net income                             1,658,655     1,207,428     1,485,778
Dividends on preferred stock             104,498       119,189       131,391
Net income applicable to common stock $1,554,157   $ 1,088,239   $ 1,354,387

Per share:
  Net income                          $     1.06   $      1.06   $      1.34
  Cash dividends per share
    of common stock                   $     0.90   $      0.63   $      0.60

The notes and schedules are an integral part of the consolidated financial statements.




                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        For the Year Ended December 31,
                                     1996           1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                       $1,658,655     $1,207,428      $1,485,778
Adjustments to reconcile net
  cash provided by operating
  activities:
  Depreciation and amortization   2,030,718      2,082,309       1,835,570
  Allowance for funds used
    during construction            (178,484)      (232,096)        (55,695)
  Write-down on rental office
    building                            ---        783,600             ---
  Loss on disposal of Artesian
    Laboratories                        ---        127,771             ---

Changes in assets and liabilities:
  Accounts receivable, net          248,676       (216,457)       (247,727)
  Unbilled operating revenues      (331,500)      (262,000)        131,000
  Materials and supplies            (14,071)        (4,538)        (91,183)
  Prepaid property taxes            (27,535)       (32,144)        (25,265)
  Prepaid expenses and other        (83,234)      (187,116)         42,759
  Deferred income taxes, net      1,010,463        108,374        (439,146)
  Other deferred assets             172,068        225,656         140,791
  Regulatory assets                 119,574        (58,890)        159,607
  Accounts payable                  148,310       (835,527)      1,291,450
  State and federal income taxes   (372,587)       160,676         274,199
  Interest accrued                  (37,327)        38,170           2,112
  Customer deposits and other, net   (2,122)       175,511        (104,512)
  Postretirement benefit obligation (13,596)       (24,119)        195,808

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                      4,328,008      3,056,608       4,595,546

CASH FLOWS USED IN INVESTING
  ACTIVITIES
  Capital expenditures
    (net of AFUDC)               (8,084,312)   (11,992,730)     (8,290,309)
  Proceeds from sale of assets    2,107,128         22,809           9,240

NET CASH USED IN INVESTING
  ACTIVITIES                     (5,977,184)   (11,969,921)     (8,281,069)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (repayments) borrowings under
    line of credit agreements      (142,000)     7,700,000       1,475,000
  Overdraft payable                  17,754        164,530         504,493
  Net advances and contributions
    in aid of construction          838,540      1,873,547       1,677,974
  Proceeds from issuance of
    long-term debt                      ---        146,206          53,238
  Proceeds from issuance of
    common stock                  9,795,114        228,535         177,730
  Dividends                      (1,362,185)      (767,867)       (736,567)
  Repayment of mortgage bond     (5,000,000)           ---             ---
  Principal payments under
    capital lease obligation       (335,888)      (292,435)       (234,738)
  Principal payments under
    long-term debt obligations   (2,016,651)       (71,672)        (66,672)
  Redemption of preferred stock    (147,500)      (147,500)        (47,500)

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                      1,647,184      8,833,344       2,802,958

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                   (1,992)       (79,969)       (882,565)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                 149,704        229,673       1,112,238

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                    $  147,712    $   149,704      $  229,673

Supplemental Disclosures of Cash Flow Information:
  Interest paid                  $2,547,493    $ 2,693,897      $2,305,673
  Income taxes paid              $  468,037    $   555,000      $  895,000

Supplemental Schedule of Non-Cash Investing and Financial Activities:
  Capital lease obligations
    incurred                     $      ---    $   114,405      $  301,786

The notes and schedules are an integral part of the consolidated financial statements.


     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 Preferred  Mandatorily    Common
                                  Shares    Redeemable     Shares    Common
                               Outstanding  Preferred  Outstanding   Shares
                                7% Prior      Shares     Class A   Outstanding
                                 Preferred  Outstanding  Non-Voting  Class B

Balance as of January 1, 1994     10,868       46,700      507,925   493,831
Net income
Cash dividends declared
  Common stock
  Preferred stock
Issuance of common stock
  Dividend reinvestment plan                                 6,771     3,781
  Employee stock options                                     4,917       172
Mandatory sinking fund payments                (1,900)

Balance as of December 31, 1994   10,868       44,800      519,613   497,784
Net income
Par value adjustment on Class A
  Non-Voting common stock (4)
Cash dividends declared
  Common stock
  Preferred stock
Issuance of common stock
  Dividend reinvestment plan                                 6,527     3,336
  Employee stock options                                    12,471       174
Reacquired shares held as
  treasury stock (3)                                           (52)   (2,359)
Mandatory sinking fund payments                (5,900)

Balance as of December 31, 1995   10,868       38,900      538,559   498,935
Net income
Cash dividends declared
  Common stock
  Preferred stock
Issuance of common stock
  Bonus issuance                                             3,546
  Dividend reinvestment plan                                 8,866     4,670
  Employee stock options                                    18,709
  Issuance of common stock (5)                             675,000
Mandatory sinking fund payments                (5,900)

Balance as of December 31, 1996   10,868       33,000    1,244,680   503,605

                                   $25       $25
                                Par Value  Par Value       $1          $1
                                Preferred  Mandatorily  Par Value   Par Value
                                7% Prior   Redeemable   Class A (1) Class B
                                Preferred  Preferred(6)  Non-Voting    (2)

Balance as of January 1, 1994   $271,700   $1,167,500   $3,517,129  $493,831
Net income
Cash dividends declared
  Common stock
  Preferred stock
Issuance of common stock
  Dividend reinvestment plan                                73,985     3,781
  Employee stock options                                    46,712       172
Mandatory sinking fund payments               (47,500)

Balance as of December 31, 1994 $271,700   $1,120,000   $3,637,826  $497,784
Net income
Par value adjustment on Class A
  Non-Voting common stock (4)                           (3,118,213)
Cash dividends declared
  Common stock
  Preferred stock
Issuance of common stock
  Dividend reinvestment plan                                 6,527     3,336
  Employee stock options                                    12,471       174
Reacquired shares held as
  treasury stock (3)                                           (52)   (2,359)
Mandatory sinking fund payments              (147,500)

Balance as of December 31, 1995 $271,700   $  972,500   $  538,559  $498,935
Net income
Cash dividends declared
  Common stock
  Preferred stock
Issuance of common stock
  Bonus issuance                                             3,546
  Dividend reinvestment plan                                 8,866     4,670
  Employee stock options                                    18,709
  Issuance of common stock (5)                             675,000
Mandatory sinking fund payments              (147,500)

Balance as of December 31, 1996 $271,700   $  825,000   $1,244,680  $503,605

                                   Additional
                                    Paid-in       Retained
                                    Capital       Earnings          Total

Balance as of January 1, 1994     $ 4,661,452    $5,128,450      $15,240,062
Net income                                        1,485,778        1,485,778
Cash dividends declared
  Common stock                                     (605,176)        (605,176)
  Preferred stock                                  (131,391)        (131,391)
Issuance of common stock
  Dividend reinvestment plan           50,575                        128,341
  Employee stock options                2,505                         49,389
Mandatory sinking fund payments                                      (47,500)


Balance as of December 31, 1994   $ 4,714,532    $5,877,661      $16,119,503
Net income                                        1,207,428        1,207,428
Par value adjustment on Class A
  Non-Voting common stock (4)       3,118,213
Cash dividends declared
  Common stock                                     (648,678)        (648,678)
  Preferred stock                                  (119,189)        (119,189)
Issuance of common stock
  Dividend reinvestment plan          135,213                        145,076
  Employee stock options              109,837                        122,482
Reacquired shares held as
  treasury stock (3)                  (36,612)                       (39,023)
Mandatory sinking fund payments                                     (147,500)

Balance as of December 31, 1995   $ 8,041,183    $6,317,222      $16,640,099
Net income                                        1,658,655        1,658,655
Cash dividends declared
  Common stock                                   (1,257,687)      (1,257,687)
  Preferred stock                                  (104,498)        (104,498)
Issuance of common stock
  Bonus issuance                       43,381                         46,927
  Dividend reinvestment plan          198,192                        211,728
  Employee stock options              242,196                        260,905
  Issuance of common stock (5)      8,600,554                      9,275,554
Mandatory sinking fund payments                                     (147,500)

Balance as of December 31, 1996   $17,125,506    $6,613,692      $26,584,183


(1) At December 31, 1996, Class A Non-Voting Stock had 3,500,000 shares authorized. At December 31, 1995 and 1994, the Class A Non-Voting Common Stock had no par value and 1,000,000 shares were authorized.
(2) At December 31, 1996, Class B Common Stock had 1,040,000 shares authorized. At December 31, 1995 and 1994, the Class B Common Stock had 520,000 shares authorized.
(3) Treasury stock is recorded at cost.
(4) On May 23, 1995, a reclassification on the balance sheet between common stock and additional paid in capital occurred as a result of the shareholders' approval to change the Class A Non-Voting Common Stock from no par stock to stock with a par value of $1.00 per share.
(5) Artesian Resources Corporation issued 675,000 shares of Class A Non-Voting Common stock on May 24, 1996.
(6) Mandatorily Redeemable Cumulative Prior Preferred stock had 80,000 shares authorized as of December 31, 1996, 1995, and 1994. See Note 4.

The notes and schedules are an integral part of the consolidated financial statements.



                SCHEDULE OF INCOME TAX EXPENSE
                                        For the Year Ended December 31,
                                    1996            1995            1994
STATE INCOME TAXES
  Current                         $ 47,092       $140,716       $235,103
  Deferred - current
    Property taxes                   3,551          3,116          2,078
    Allowance for bad debts         (3,501)
  Deferred - non-current
    Accelerated depreciation       225,087        223,781        135,072
    Rate case expenses              (6,146)         8,268        (13,152)
    Taxable contractor advances
      and contributions in aid
      of construction               (4,655)      (119,793)      (134,007)
    Other                          (11,034)        10,153          3,933

Total State Income Tax Expense    $250,394       $266,241       $229,027

FEDERAL INCOME TAXES
Current                           $ 14,058       $527,291       $934,335
  Deferred - current
    Property taxes                   8,154          9,870          7,884
    Allowance for bad debts        (12,491)           ---            ---
  Deferred non-current
    Alternative minimum tax            ---            ---       (130,417)
    Accelerated depreciation       665,322        681,145        470,797
    Rate case expenses             (21,929)        29,501        (46,928)
    Taxable contractor advances
      and contributions in aid
      of construction              (16,609)      (427,426)      (478,141)
    Amortization of investment
      tax credits                  (34,997)       (36,455)       (37,257)
    Write-down on rental building
      and Artesian Laboratories    265,270       (309,882)           ---
    Amortization of regulatory
      asset for deferred taxes      15,096         15,096            ---
    Other                          (36,193)        36,057         14,214

Total Federal Income Tax Expense  $845,681       $525,197       $734,487

                                      1996          1995            1994
                                  Amount  %     Amount   %      Amount    %
RECONCILIATION OF EFFECTIVE
  TAX RATE
  Income before federal and
    state income taxes less
    amortization of deferred
    investment tax credits  $2,754,730 100.0 $1,998,866 100.0 $2,449,292 100.0
  Amount computed at
    statutory rate             936,608  34.0    679,615  34.0    832,759  34.0
  Reconciling items
    State income tax-net of
      federal tax benefit      165,260   6.0    175,719   8.8    151,158   6.2
    Allowance for funds used
      during construction not
      treated as income for
      tax purposes                 ---   ---    (78,913) (3.9)   (18,936) (0.8)
    Other                       (5,793)  (.2)    15,017   0.8     (1,467) (0.1)
  Total Income Tax Expense
    and Effective Rate      $1,096,075  39.8 $  791,438  39.7 $  963,514  39.3


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation--
  The consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly-owned subsidiaries (Artesian Resources or the Company), including its principal operating company, Artesian Water Company, Inc. (Artesian Water). Appropriate eliminations have been made of all material intercompany transactions and account balances.

Utility Subsidiary Accounting--
  The accounting records of Artesian Water are maintained in accordance with the uniform system of accounts as prescribed by the Delaware Public Service Commission (PSC). Artesian Water follows the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," which provides guidance for companies in regulated industries.

Utility Plant and Capitalized Leases--
  All additions to plant are recorded at cost. Cost includes direct labor, materials, and indirect charges for such items as transportation, supervision, pension, and other fringe benefits related to employees engaged in construction activities. When depreciable units of utility plant are retired, the cost of retired property, together with any cost associated with retirement and less any salvage value or proceeds received, is charged to accumulated depreciation. Maintenance, repairs, and replacement of minor items of plant are charged to expense as incurred.

  In accordance with a rate order issued by the PSC, Artesian Water accrues an Allowance for Funds Used During Construction (AFUDC). AFUDC, which represents the cost of funds devoted to construction projects through the date the project is placed in service, is capitalized as part of construction work in progress. The rate used for the AFUDC calculation is based on Artesian Water's weighted average cost of debt and the rate of return on equity authorized by the PSC. The rate used to capitalize AFUDC in 1996, 1995, and 1994 was 10.9%, 10.6%, and 10.6%, respectively.

Utility plant comprises:
                                                       December 31,
                                                1996                 1995
Utility plant, at original cost
  Utility plant in service
    Intangible plant                      $    100,536         $    100,536
    Source of supply plant                   3,703,967            3,121,095
    Pumping and water treatment plant        9,280,200            8,338,940
    Transmission and distribution plant     86,327,094           81,412,640
  General plant                              9,488,448            8,701,957
  Property held for future use               1,310,390            1,200,402
  Construction work in progress              2,101,631            1,558,691
                                           112,312,266          104,434,261
  Less - accumulated depreciation           23,319,193           21,273,839

                                          $ 88,993,073         $ 83,160,422

  Non-utility property primarily comprises leasehold improvements and laboratory equipment of Artesian Laboratories, Inc. (Artesian Laboratories). Depreciation and amortization expense of this property aggregated approximately $214,000, $294,300, and $348,900 in 1996, 1995, and 1994,
respectively.

Depreciation and Amortization--
  For financial reporting purposes, depreciation is provided using the straight-line method at rates based on estimated economic useful lives which range from 3 to 80 years. Composite depreciation rates for utility plant were 2.35%, 2.12%, and 2.25% for the years ended December 31, 1996, 1995, and 1994, respectively. In rate orders issued by the PSC, Artesian Water was directed effective May 28, 1991 and August 25, 1992 to offset depreciation on utility property funded by Contributions in Aid of Construction (CIAC) and Advances for Construction (Advances), respectively, against CIAC and Advances. Other deferred assets are amortized using the straight-line method over applicable lives which range from two to ten years. The expense which would result from depreciating Artesian Water's leased office building and shop complex on a straight-line basis over the lease term is not an allowable cost of service. Thus, depreciation of the leased property has been modified so that the total interest on the lease obligation and depreciation of the leased property is equal to the rental expense that is allowed for ratemaking purposes.

Regulatory Assets--
  Certain expenses, which are recoverable through rates as permitted by the PSC, are deferred and amortized during future periods using various methods. Expenses related to rate proceedings are amortized on a straight-line basis over three years. The postretirement benefit obligation, which is being amortized over 20 years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments. The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customers reverse.

Regulatory assets at December 31, net of amortization, comprise:

                                             1996              1995

Postretirement benefit obligation       $ 1,759,364        $ 1,772,960
Deferred income taxes recoverable
  in future rates                           725,171            740,267
Expense of rate proceedings                 110,604            201,486
                                        $ 2,595,139        $ 2,714,713

Income Taxes--
  Deferred income taxes are provided in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) on all differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements based on the enacted tax rates to be in effect when such temporary differences are expected to reverse.

  The difference between state income tax at the statutory rate of 8.7% and the effective rate of 9.1%, 13.3%, and 9.2% in 1996, 1995, and 1994, respectively, is primarily attributable to Artesian Resources filing a separate state tax return for each of its subsidiaries as required, whereby current year losses of certain subsidiaries cannot be offset against taxable income of others.

  The Tax Reform Act of 1986 mandated that Advances and CIAC received subsequent to December 31, 1986, generally are taxable income to Artesian Water. For Advances, Artesian Water was directed by the PSC to pay the related taxes and collect amounts equal to the taxes paid from the developer. For CIAC, Artesian Water was directed to pay the taxes instead of the developer contributing the taxes. The 1996 Tax Act provides an exclusion from taxable income for CIAC and Advances received after June 12, 1996 by Artesian Water that are not included in rate base for rate-making purposes.

  Investment tax credits were deferred through 1986 and are recognized as a reduction of deferred income tax expense over the estimated economic useful lives of the related assets.

Net Income Per Share--
  Per share net income applicable to common stock is calculated on the basis of the weighted average number of shares outstanding as follows:
1996 - 1,472,494; 1995 - 1,030,559; 1994 - 1,010,351.

Revenue Recognition and Unbilled Revenues--
  Water service revenue for financial statement purposes includes amounts billed to customers on a cycle basis and unbilled amounts based upon estimated usage from the date of the last meter reading to the end of the accounting period. The accrual for unbilled revenue is reduced by the unearned portion of charges for water service billed in advance.

Cash and Cash Equivalents--
  For purposes of the Consolidated Statement of Cash Flows, Artesian Resources considers all temporary cash investments with a maturity of three months or less to be cash equivalents. Artesian Water utilizes its bank's controlled disbursement service to reduce the use of its line of credit by funding checks as they are presented to the bank for payment rather than at issuance. If the checks currently outstanding but not yet funded exceed the cash balance on Artesian Water's books, the net liability is recorded as a current liability on the balance sheet in the "overdraft payable" account.

Use of Estimates in the Preparation of Consolidated Financial Statements--
  The consolidated financial statements were prepared in conformity with generally accepted accounting principles, which require management to make estimates that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from management's estimate.

Reclassification--
  Certain previously reported amounts have been reclassified to conform with current year presentation.


NOTE 2

FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Current Assets and Liabilities--
  For those current assets and liabilities that are considered financial instruments, the carrying amounts approximate fair value because of the short maturity of those instruments.

Long-term Financial Liabilities--
  The fair value of Artesian Resources' long-term debt and mandatorily redeemable preferred stock as of December 31, 1996 and 1995, determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities, are approximately as follows:

                                 1996                           1995
                       Carrying        Estimated       Carrying      Estimated
                        Amount         Fair Value       Amount      Fair Value

Long-term debt        $26,259,000    $ 27,363,000    $ 17,558,000  $19,675,000

Mandatorily redeemable
  preferred stock     $   825,000    $    799,000    $    972,500  $   939,000

  The fair value of Advances cannot be reasonably estimated due to the inability to accurately estimate future refunds expected to be paid over the life of the contracts. Refund payments are based on the water sales to new customers in the particular development constructed. Future refunds expected to be paid would have to be estimated on a per contract basis using the past history of refund payments. The fair value of Advances would be less than the carrying amount because these financial instruments are non-interest bearing.

NOTE 3

INCOME TAXES


  Deferred tax assets (liabilities) are comprised of the following:

                                                      December 31,
                                                 1996           1995

Property, plant and equipment basis
  differences                               $  609,808        $1,590,308
State operating loss and federal
  tax credit carry forwards                    872,361         1,154,458
Gross noncurrent deferred tax assets         1,482,169         2,744,766
Valuation allowance                           (660,144)         (802,316)
                                               822,025         1,942,450

Expenses of rate proceedings                   (39,260)          (67,337)
Other                                          (52,385)         (110,882)
Noncurrent deferred tax liabilities            (91,645)         (178,219)
  Net noncurrent deferred tax asset         $  730,380        $1,764,231
Current deferred tax liability-
  property taxes                            $ (194,648)       $ (166,241)
Current deferred tax asset - bad
  debt allowance                                15,993               ---
  Net current deferred tax liability        $ (178,655)       $ (166,241)


  For state income tax purposes, net operating losses generated by the non-regulated subsidiaries, totaling $7,587,871, can be carried forward through the year ending December 31, 2011. Artesian Resources has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized due to the expiration of the state net operating loss carry forwards. The valuation allowance decreased from $802,316 in 1995 to $660,144 in 1996 as a result of decreased net operating loss carry forwards. See the Schedule of Income Tax Expense.


NOTE 4

PREFERRED STOCK

  Artesian Resources has two classes of preferred stock outstanding. The 7% Prior Preferred stock (on which dividends are cumulative) is redeemable at Artesian Resources' option at $30 per share plus accrued dividends. The Cumulative Prior Preferred stock has annual mandatory redemption requirements and is redeemable at Artesian Resources' option at various declining prices ranging from $25.09 through January 31, 1997, to $25.00 after February 1, 2003. Under mandatory sinking fund provisions, redemptions will aggregate $112,500 (4,500 shares) in 1997 and 1998; and $100,000 (4,000 shares) in 1999,
2000, and 2001. The Company also has 100,000 shares of $1 par value Series Preferred stock authorized but unissued. See the Consolidated Statement of Stockholders' Equity.

  The following Cumulative Prior Preferred stock was outstanding at
December 31:
                                                     Par Value
                                                     of Shares        Cash
                                      Shares        Outstanding    Dividends
Mandatorily Redeemable
  Authorized                           80,000
  Outstanding at December 31:
    9 5/8% Series
    1996                                  ---       $      ---       $   361
    1995                                  600           15,000         1,805
    1994                                1,200           30,000         3,248

    8 1/2% Series
    1996                                1,000       $   25,000       $ 2,390
    1995                                1,500           37,500         3,453
    1994                                2,000           50,000         4,516

    11 1/8% Series
    1996                                  ---       $      ---       $   556
    1995                                  800           20,000         2,781
    1994                                1,600           40,000         5,006

    9.96% Series
    1996                               32,000       $  800,000       $82,170
    1995                               36,000          900,000        92,130
    1994                               40,000        1,000,000        99,600



NOTE 5

COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

  In 1996, Artesian Resources issued 675,000 shares of Class A Non-Voting Common Stock (Class A Stock) at $15.00 per share. Net proceeds from the offering were used to reduce debt incurred to finance investment in utility plant.

  The Class A Stock of Artesian Resources began trading on the Nasdaq National Market (symbol ARTNA) on Friday, May 24, 1996. Also on May 24, 1996, the trading symbol of Artesian Resources' Class B Common Stock changed to ARTNB. The Class B Common Stock is traded on the Nasdaq Bulletin Board.

  On May 23, 1995, $3,215,718 was reclassified on the balance sheet between common stock and additional paid-in capital, including $97,505 for stock options exercised and dividends reinvested in the first quarter of 1995.
The reclassification was the result of shareholder approval of changing the Class A Stock from no par stock to stock with a par value of $1.00 per share.

  As part of Artesian Water's 1992 rate increase settlement agreement, Artesian Resources' cash dividends were limited to 50% of net income per share until May 9, 1995 when the 1994 rate increase application was approved by the PSC.

  Contributions to the Tax Reduction Act Employees' Stock Ownership Plan (PAYSOP) by Artesian Resources for the purchase of its Class B Common stock on behalf of employees were limited to dividend reinvestments in 1996, 1995, and 1994. Under Artesian Resources' dividend reinvestment plan, stockholders were issued 13,536, 9,863, and 10,552 shares at fair market value for the reinvestment of $211,728, $145,076 and $128,324 of their cash dividends for the years 1996, 1995, and 1994, respectively.



NOTE 6

DEBT


  Artesian Water has available unsecured lines of credit, with no financial covenant restrictions, totaling $15,000,000 at December 31, 1996 which are renewable annually at the banks' discretion. Borrowings under the lines of credit bear interest based on the London Interbank Offering Rate (LIBOR) plus 1.5% for 30, 60, 90, or 180 days or the banks' Federal Funds Rate plus 1.5%, at the option of Artesian Water.

  At December 31, 1996, 1995, and 1994, Artesian Water had $9,058,000, $9,200,000, and $1,500,000 outstanding under these lines at weighted average interest rates of 7.0%, 7.4%, and 8.3%, respectively. The maximum amount outstanding was $11,400,000, $9,500,000, and $1,700,000 in 1996, 1995, and
1994, respectively. The average amount outstanding was approximately $9,129,000, $5,350,000, and $750,000, at weighted average annual interest rates of 6.9%, 7.8%, and 7.4% in 1996, 1995, and 1994, respectively. At
December 31, 1996, the $9,058,000 outstanding on these lines and a $112,500 sinking fund payment due in 1997 were classified as long-term debt due to a refinancing agreement entered into on March 31, 1997, as described in Note 15.

  Artesian Laboratories has a line of credit with a bank totaling $75,000 at December 31, 1996, secured by equipment and accounts receivable, and guaranteed by Artesian Resources and its subsidiaries other than Artesian Water. Artesian Laboratories had $25,000 outstanding under this line at December 31, 1996 and 1995. Borrowings under this line of credit bear interest at the bank's prime rate.

  On March 13, 1996, the Company completed the sale of Artesian Development's rental office building and 4.27 acres of land for $2,050,000. The proceeds were used to repay the mortgage on the property and related closing costs (See
Note 11).

  On December 1, 1996, the $5,000,000 Series J First Mortgage Bond was repaid. No other repayments or sinking fund deposits are required over the next five years. As of December 31, 1996 and 1995, substantially all of Artesian Water's utility plant was pledged as security for the First Mortgage Bonds.
In addition, the trust indentures contain covenants which limit long-term debt, including the current portion thereof, to 66 2/3% of total capitalization including the current portion of the long-term debt, and which, in certain circumstances, could restrict the payment of cash dividends. As of December 31, 1996, however, no dividend restrictions were imposed under these covenants.



Long-term debt consists of:

                                                      December 31,
                                                1996                1995

First mortgage bonds
  Series J, 9.55%, due December 1, 1996     $       ---         $ 5,000,000
  Series K, 10.17%, due March 1, 2009         7,000,000           7,000,000
  Series L, 8.03%, due February 1, 2003      10,000,000          10,000,000
                                             17,000,000          22,000,000

Notes payable                                 9,058,000                 ---
Capitalized lease obligations                   550,916             886,803
Building mortgage on non-utility
  property, 7.90%, due April 15, 1996               ---           1,823,873
Building mortgage on non-utility
  property, 8.30%, due April 15, 1996               ---             192,778
                                             26,608,916          24,903,454
Less current maturities                         349,939           7,345,154
                                            $26,258,977         $17,558,300





NOTE 7

NON-UTILITY OPERATING REVENUE AND EXPENSES

  Non-utility operating revenue consists of environmental testing revenue received by Artesian Laboratories and rental income received by Artesian Resources and Artesian Development as follows:

                                     1996            1995           1994
Artesian Laboratories (1)          $    ---      $1,616,074     $1,785,891
Artesian Development (2)             70,848         295,145        288,132
Artesian Resources                      ---             ---            845
  Total                            $ 70,848      $1,911,219     $2,074,868

Non-utility operating expenses are as follows:

                                     1996            1995           1994
Artesian Laboratories (1)          $    ---      $1,365,842     $1,338,838
Artesian Development (2)             53,230         241,649        266,541
Artesian Resources                       89           6,374            199
  Total                            $ 53,319      $1,613,865     $1,605,578

(1) See Note 12.
(2) See Note 11.




NOTE 8

RELATED PARTY TRANSACTIONS


  The office building and shop complex utilized by Artesian Water are leased at an annual rental of $204,052 from a partnership, White Clay Realty, in which certain of Artesian Resources' officers and directors are partners. The lease expires in 2002, with provisions for renewals for two five year periods thereafter. Management believes that the payments made to White Clay Realty for the lease of its office building and shop complex are generally comparable to what Artesian Water would have to pay to unaffiliated parties for similar facilities (See Note 13).

  Artesian Water leases certain parcels of land for water production wells from Glendale Enterprises Limited, a company wholly-owned by Ellis D. Taylor, Director and Chairman Emeritus of Artesian Resources, at an annual rental of $41,707. The initial term of the lease was for ten years ending September 30, 1995 and, thereafter, renewal is automatic from year to year unless 60 days written notice is given by either party before the end of the year's lease. The annual rental is adjusted each year by the consumer price index as of June 30 of the preceding year. Artesian Water has the right to terminate this lease by giving 60 days written notice should the water supply be exhausted or other conditions beyond the control of Artesian Water materially and adversely affect its interest in the lease.

  Expenses associated with related party transactions are as follows:

                                1996            1995            1994
White Clay Realty             $204,052        $204,052        $204,052
Glendale Enterprises            41,707          40,372          39,472
  Total                       $245,759        $244,424        $243,524


NOTE 9

STOCK COMPENSATION PLANS

  At December 31, 1996, the Company has two stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for compensation expense under its plans. Accordingly, the compensation cost that has been charged against income for the two plans was $41,696 and $20,170 for 1996 and 1995, respectively. Had compensation cost for the Company's two plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method recommended by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123), the Company's net income and net income per common share would have been reduced to the pro-forma amounts indicated below:

                                  1996              1995
Net income applicable
  to common stock
    As reported               $1,554,157        $1,088,239
    Pro-forma                 $1,496,193        $1,064,199

Net income per share
  As reported                 $     1.06        $     1.06
  Pro-forma                   $     1.02        $     1.03



  In 1995 and 1994, the Company continued the 1992 Non-qualified Stock Option Plan (the 1992 Plan), under which options may be granted to purchase up to 50,000 shares, subject to certain adjustments, of the Company's Class A Stock. Options to purchase shares of Class A Stock may be granted to employees at prices not less than 85% of the fair market value on the date of grant. Employees who participate and who are not executive officers or directors of the Company may receive options to purchase up to 1,000 shares. Each director or officer who participates in any year receives an option to purchase 3,000 shares of stock. The option price for directors and officers of the Company is 90% of the fair market value on the date of grant. Options granted under this plan extend for a period of one year, are exercisable after six months of service from the date of initial grant, after one year of service to the Company, and are adjusted for stock dividends and splits. No more than 34 directors, officers and employees were permitted to participate in the 1992 Plan each year in 1995 and 1994.

  On April 30, 1996, the Board of Directors amended the 1992 Plan. Under the amended plan: (i) the number of shares of Class A Stock authorized for issuance was increased to 100,000, (ii) the maximum amount of shares of Class A Stock that may be granted to any individual during the term of the 1992 Plan is an amount equal to 50% of the number of shares of Class A Stock available for issuance under the 1992 Plan, (iii) the Company may require a participant to enter into a covenant not to compete and/or a confidentiality agreement as a condition of an option grant, (iv) provisions relating to grants to directors and officers of the Company were changed to add a prohibition on amending such provisions more than once in any six month period, to extend the exercise term from one to ten years and to eliminate the possibility of administrative discretion with respect to such grants, and (v) the provision that limited to 34 the number of plan participants eligible to receive options under the 1992 Plan within any calendar year was removed.

  On April 30, 1996, the Board of Directors adopted the Incentive Stock Option Plan (ISO Plan), under which the Company may grant options to its key employees and officers for up to 100,000 shares of Class A Stock. Options will be granted at the fair market value on the date of grant. The option exercise period shall not exceed ten years from the date of grant and will be determined by the Company for each stock option granted. Options granted will vest in accordance with the terms and conditions determined by the Company and are adjusted for stock dividends and splits.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 6.0% and 4.8%; expected volatility of .31% for each year; risk free interest rates of 4.90% and 5.42% for the employee options under the 1992 Plan, 6.60% and 5.89% for the director and officer options under the 1992 Plan and 6.60% for the 1996 ISO Plan options; and expected lives of one year for the employee options under the 1992 Plan for all years, five years for 1996 and one year for 1995 for the director and officer options under the 1992 Plan, and five years for the 1996 ISO Plan options.

  The following summary reflects changes in the Class A shares under option:

                                      1996            1995            1994

Options outstanding at
  beginning of year
  (1996-$11.26 to $12.49,
   1995 & 1994-$8.55 to $8.08)       25,063          18,231          12,648

Granted (1996-$11.90 to $15.54,
   1995-$11.26 to $12.49, &
   1994-$8.55 to $8.08)              47,340          25,450          18,200

Exercised (1996-$11.26 to $12.49,
   1995-$8.08 to $11.26, &
   1994-$8.55 to $8.08)             (18,709)        (12,467)         (4,917)

Options reverting back to the
   plan during the year             (10,140)         (6,151)         (7,700)

Options outstanding and exercisable
   at end of year (1996-$11.09 to
   $15.54, 1995-$11.26 to $12.49,
   & 1994-$8.55 to $8.08)            43,554          25,063          18,231


  The following summary reflects changes in the Class B shares under option:

                                                Class B Option Shares
                                                    1995    1994
Options outstanding at beginning of year
  (1995 & 1994-- $12.75)                             620     792


Exercised (1995 & 1994-- $12.75)                    (179)   (172)

Options reverting back to the plan
  during the year                                   (441)    ---

Options outstanding and exercisable at
  end of year (1994-- $12.75)                          0     620




NOTE 10

EMPLOYEE BENEFIT PLANS

401(k) Plan--
  Artesian Resources has a defined contribution 401(k)Salary Reduction Plan (the Plan) which covers substantially all employees. Under the terms of the Plan, Artesian Resources contributes 2% of eligible salaries and wages and matches employee contributions up to 6% of gross pay at a rate of 50%. Artesian Resources may, at its option, make additional contributions of up to 3% of eligible salaries and wages. No such additional contributions were made in 1996, 1995, and 1994. Plan expenses, which include Company contributions and administrative fees, for the years 1996, 1995, and 1994, were approximately $259,000, $239,000, and $260,000, respectively.

Postretirement Benefit Plan--
  Artesian Resources has a Postretirement Benefit Plan (the Benefit Plan) which provides medical and life insurance benefits to certain retired employees. Prior to the amendment of the Benefit Plan, as described below, substantially all employees could become eligible for these benefits if they reached retirement age while still working for Artesian Resources.

  In the first quarter of 1993, Artesian Resources adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). The Statement requires Artesian Resources to accrue the expected cost of providing postretirement health care and life insurance benefits as employees render the services necessary to earn the benefits. Artesian Resources elected to defer recognition and amortize its approximately $3,080,000 transition obligation over twenty years, of which $154,000 was recognized at December 31, 1993.

  In February of 1994, Artesian Resources amended its Benefit Plan effective January 1, 1993 to reduce eligibility. As a result of the amendment, only current retirees and certain "grandfathered" active employees are eligible for benefits.

  The amendment had the effect of reducing the unrecognized obligation by approximately $1,460,000 to $1,620,000, and eligible participants by 108 to
23. The amendment also had the effect of curtailing the Benefit Plan. This curtailment resulted in a curtailment loss of approximately $1,450,000. This loss, when added to the 1993 amortization of $154,000 increased the Company's recorded liability with respect to SFAS 106 to approximately $1,600,000.

  Artesian Resources recognized an offsetting regulatory asset with respect to the SFAS 106 liability. This asset is recorded based on the PSC order which permits Artesian Water to continue recovery of postretirement health care and life insurance expense on a pay-as-you-go basis for the remaining eligible employees. Artesian Water anticipates liquidating its SFAS 106 obligation and substantially recovering the expenses in rates over a period of approximately 20 years (based on the age and life expectancy of the remaining eligible participants). Further, expense recovery as a percentage of rates is expected to remain constant over the initial years, and then decline until the obligation is liquidated. Amounts charged to expense were $89,851, $105,339, and $107,538, for 1996, 1995, and 1994 respectively.

  The following table sets forth the amount recognized in Artesian Resources' consolidated balance sheet for the Benefit Plan as of December 31:

                                                 1996            1995

Accumulated Postretirement Benefit Obligation
  Retirees                                  $  (855,054)     $(1,175,129)
  Actives fully eligible                        (71,005)        (228,980)
Total Accumulated Postretirement Benefit
  Obligation                                   (926,059)      (1,404,109)
Unrecognized:
  Transition obligation                         144,500          153,000
  Net gain from changes in assumptions         (977,805)        (521,851)
Postretirement Benefit Obligation           $(1,759,364)     $(1,772,960)

Net Periodic Postretirement Benefit Cost for:    1996            1995

Interest cost                               $     94,016     $   103,643
Amortization of transition obligation              8,500           8,500
Amortization of net gain                         (26,261)        (30,923)
Total Net Periodic Postretirement
  Benefit Cost                                    76,255          81,220
Amounts charged to expense                        89,851         105,339
Decrease in Regulatory Asset                $    (13,596)    $   (24,119)

  For measurement purposes, a 9.5% annual rate of increase in per capita cost of covered health care benefits was assumed for 1996; the rate was assumed to decrease gradually to 5% through the year 2006 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. An increase in the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $67,316 and the interest cost component of net periodic postretirement benefit cost for the year then ended by $7,560.

  The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% and 7.0% for the years ended December 31, 1996 and 1995, respectively.

Supplemental Pension Plan--
  Effective October 1, 1994, Artesian Water established a Supplemental Pension Plan (the Supplemental Plan) to provide additional retirement benefits to full time employees hired prior to April 26, 1994. The purpose of the Supplemental Plan is to help employees save for future retiree medical costs, which will be paid by employees. The Supplemental Plan accomplishes this objective by providing additional cash resources to employees upon a termination of employment or retirement, to meet the cost of future medical expenses. Artesian Water has established a contribution based upon each employee's years of service ranging from 2% to 6% of eligible salaries and wages. Artesian Water also provides additional benefits to individuals who were over age 50 as of January 1, 1994. These individuals are referred to as the "Transition Group." Effective November 1, 1994, individuals eligible for the Transition Group had the opportunity to defer compensation to the Supplemental Plan, and to receive a transition matching contribution for 5 years. Each $1 of eligible salaries and wages deferred by the Transition Group is matched with $3, $4, or $5 by Artesian Water based on the employee's years of service subject to certain limitations under the federal tax rules. Plan expenses, which include Company contributions and administrative fees, for the years 1996, 1995, and 1994 were approximately $220,000, $221,000, and $59,000, respectively.


NOTE 11

DISPOSAL OF NON-UTILITY ASSETS

  In October 1995, Artesian Development entered into an agreement with an unrelated third party for the sale of its rental office building and 4.27 acres of land with a net book value of $2,658,000 at December 31, 1995 for $2,050,000, resulting in a loss of $784,000. The loss reflects the difference between the net book value and the selling price, and also includes $176,000 in expenses associated with completing the sale. The loss on disposal of this building, net of tax benefit, reduced earnings per share by $0.50 for the year ended December 31, 1995. The sale of this rental office building was completed in March 1996.


NOTE 12

DISPOSAL OF NON-UTILITY BUSINESS

  In December 1995, the Board of Directors of Artesian Resources authorized the disposal of substantially all of the net assets of Artesian Laboratories, resulting in an estimated pre-tax loss of $128,000 which was recorded as an operating expense in 1995. The loss reflected the difference between the projected sales price and the net book value of substantially all the assets and liabilities of the business, and also included estimated operating losses through the anticipated disposal date of $137,000 and estimated additional expenses associated with completing the sale. The estimated loss, net of tax benefit, associated with the disposal of Artesian Laboratories, reduced net income per share by $0.08 for the year ended December 31, 1995. The disposal of Artesian Laboratories is expected to be completed during 1997.


NOTE 13

COMMITMENTS

  The office building and shop complex are leased at an aggregate annual rental of $204,052 from a partnership, White Clay Realty (See Note 8). Artesian Water may terminate the lease at any time by purchasing the leased facilities for (1) an amount equal to the sum of any mortgage on such facilities and any accrued rental to date or (2) its fair market value, whichever is higher. This lease is accounted for as a capital lease; accordingly, the present value of all future payments for the leased property at the inception of the lease ($1,870,000) was recorded in General Plant and in Capitalized Lease Obligations.

  Artesian Water and Artesian Laboratories have entered into several three-year and five-year leases for computer and laboratory equipment which have also been recorded as capital leases. Future minimum annual rental payments under these capitalized lease obligations for the five years subsequent to 1996 and the present value of the minimum lease payments as of December 31, 1996, are as follows:

                                    Artesian Water    Artesian Laboratories
                 Artesian Water        Computer            Laboratory
                Office Building       Equipment            Equipment(1)

     1997          $204,052            $57,770             $146,313
     1998           183,647             57,770               67,407
     1999           181,606             48,474               23,845
     2000           179,566             16,654                9,871
     2001           177,525                ---                  ---


Minimum lease
  payments          926,396            180,668              247,436
Less amount representing
  interest           40,264             36,808               33,059
Present value of
  minimum lease
  payments         $886,132           $143,860             $214,377

(1) See Note 12.

  Artesian Water has three water service interconnection agreements with two neighboring utilities which require minimum annual purchases. Rates charged under all agreements are subject to change. The minimum annual purchase commitments for all interconnection agreements for 1997 through 2002 are as follows:

          1997               $ 3,034,027
          1998                 3,082,957
          1999                 2,999,624
          2000                 2,999,624
          2001                 2,999,624
          2002                 2,874,624
                             $17,990,480

  Expenses for purchased water were $2,662,994, $2,491,433, and $2,716,188 for the years ended December 31, 1996, 1995, and 1994, respectively.

  Budgeted mandatory utility plant expenditures, due to planned governmental highway projects which require the relocation of Artesian Water's water service mains, expected to be incurred in 1997 are $2,210,750. No mandatory utility plant expenditures are currently expected for the years 1998 through 2001. The exact timing and extent of these relocation projects is controlled primarily by the Delaware Department of Transportation.

  During 1996, Artesian Water and Artesian Laboratories entered into ten year lease commitments for office space. The minimum lease commitments for 1997 through 2001 and the aggregate total for the five years 2002 through 2006, at current rates, are as follows:

                        Artesian Water         Artesian Laboratories (1)

     1997                 $ 62,315                   $  113,755
     1998                   63,995                      116,820
     1999                   65,676                      119,884
     2000                   67,356                      122,949
     2001                   69,036                      126,013
     2002 & thereafter     305,623                      557,830
                          $634,001                   $1,157,251

(1) See Note 12.

  Rent expense for 1996 relating to the office space leases was $47,665 and $101,624 for Artesian Water and Artesian Laboratories, respectively.



NOTE 14

GEOGRAPHIC CONCENTRATION OF CUSTOMERS

  Artesian Water provides water utility service to customers within its established service territory in portions of New Castle County, Delaware, pursuant to rates filed with and approved by the PSC. As of December 31, 1996, Artesian Water is serving 57,934 customers.

  Artesian Laboratories provides environmental testing services of water, wastewater, and solids principally to third parties as well as to Artesian Water. Artesian Laboratories is permitted to conduct business in the states of Delaware, Maryland, Pennsylvania, and New Jersey and is serving approximately 165 customers as of December 31, 1996. The customer breakdown by state is approximately 95 in Delaware, 45 in Maryland, 20 in Pennsylvania and 5 in New Jersey.


NOTE 15

SUBSEQUENT EVENT

  On February 28, 1997, Artesian Water filed a petition with the PSC to implement new rates to meet an increased revenue requirement of approximately 13.5% or $3.0 million on an annualized basis. Artesian Water is permitted to collect a temporary rate increase not in excess of $2.5 million on an annualized basis, under bond, until permanent rates are approved. Such temporary rates become effective on or about May 1, 1997.

  On March 31, 1997, Artesian Water entered into an agreement with a bank to issue $15 million in mortgage bonds during 1997 at an interest rate equivalent to the ten year U.S. Treasury yield plus 1.25% on or about the day of funding. Artesian Water anticipates that a ten year $10 million mortgage bond will be issued in April 1997. Prior to the end of 1997, Artesian Water anticipates that it will issue, in $500,000 increments, the additional $5 million in mortgage bonds, which will mature on the same date as the ten year mortgage bond.



REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Artesian Resources Corporation and Subsidiaries

  We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artesian Resources Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in in the three year period ended December 31, 1996 in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP

Wilmington, Delaware
February 14, 1997 except as to Note 15
which is as of March 31, 1997


PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Name              Age   Position


Dian C. Taylor    51    Director; Chair of the Board since July 1993, and
                        Chief Executive Officer and President of the Company
                        since September 1992.  Executive Vice President from
                        April 1992 through September 1992 and Vice President
                        of Corporate Development of the Company from August
                        1991 through April 1992.  Formerly consultant to the
                        Small Business Development Center at the University of
                        Delaware from February 1991 to August 1991 and
                        Owner/President of Achievement Resources Inc. from
                        1977 to 1991.   Achievement Resources, Inc.
                        specialized in strategic planning, marketing, entrepreneurial and human resources development consulting. Ms. Taylor was a marketing director for SMI, Inc. from 1982 to 1985. Ms. Taylor is the niece of Ellis D. Taylor and the aunt of John R. Eisenbrey,
                        Jr. She serves on the Executive Committee.


Ellis D. Taylor   80    Director; Chairman Emeritus of the Company since
                        August 1991.  Formerly President and Chief Executive
                        Officer of the Company. He is presently a Trustee of The Medical Center of Delaware - Christiana Hospital.
                        Mr. Taylor is the uncle of Dian C. Taylor. He serves on the Personnel, Compensation and Benefits Committee.

Kenneth R.
Biederman         53    Director; Currently, Professor of Finance at the
                        College of Business and Economics of the University of Delaware. Dean of the College of Business and Economics of the University of Delaware from 1990 to 1996. Director of Chase Manhattan Bank USA from 1993 to 1996. Formerly a financial and banking consultant from 1989 to 1990 and President of Gibraltar Bank from 1987 to 1989. Previously Chief Executive Officer and
                        Chairman of the Board of West Chester Savings Bank;
                        Economist and former Treasurer of the State of New
                        Jersey and Staff Economist for the United States
                        Senate Budget Committee.  He serves on the Executive;
                        Audit; Personnel, Compensation and Benefits; and
                        Budget Committees of the Board.


John R.
Eisenbrey, Jr.    41    Director; Owner/President of Bear Industries, Inc.,
                        a privately held mechanical contracting firm specializing in fire protection for more than ten years. Mr. Eisenbrey is the nephew of Dian C. Taylor.
                        He serves on the Audit and Budget Committees.


William C. Wyer   50    Director; President of AllNation Life Insurance and
                        Senior Vice President of Blue Cross/Blue Shield of
                        Delaware. Managing Director of Wilmington 2000, a private organization seeking to revitalize the City of Wilmington, Delaware, from May 1993 to September
                        1995.  Formerly President of Wyer Group, Inc. from
                        1991 to 1993 and Commerce Enterprise Group from 1989 to 1991, management consulting firms specializing in operations reviews designed to increase productivity, cut overhead and increase competitiveness, and President of the Delaware State Chamber of Commerce from 1978 to 1989. He serves on the Executive; Audit;
                        Budget; and Personnel, Compensation and Benefits
                        Committees.



David B. Spacht   37    Vice President, Chief Financial Officer and Treasurer
                        of Artesian Resources Corporation and Subsidiaries since January 1995. Mr. Spacht previously served as Treasurer and Chief Financial Officer of Artesian
                        Resources Corporation and Subsidiaries since July
                        1992. Mr. Spacht formerly held the positions of Assistant Secretary, Assistant Treasurer and
                        Controller of Artesian Resources Corporation and
                        Subsidiaries and has been employed by the Company for seventeen years.

Joseph A.
DiNunzio          34    Vice President and Secretary of Artesian Resources
                        Corporation and Subsidiaries since January 1995.
                        Mr. DiNunzio previously served as Secretary of Artesian Resources Corporation and Subsidiaries since
                        July 1992. Mr. DiNunzio formerly held the positions of Assistant Secretary and Manager of Budgeting and Financial Planning. Mr. DiNunzio was employed by
                        Price Waterhouse from 1984 to 1989.

Bruce P.
Kraeuter          47    Vice President and Chief Engineer of Artesian Water
                        Company, Inc. since January 1995. Mr. Kraeuter formerly held the position of Manager of Engineering since February 1994 and has been employed by Artesian
                        Water Company, Inc. as an engineer since July 1989.
                        Mr. Kraeuter served as Senior Engineer with the Water
                        Resources Agency for New Castle County, Delaware from
                        1974 to 1989.

George F. Powell  46    Mr. Powell was appointed Vice President of Operations
                        as of June 3, 1996. Mr. Powell was previously employed for nineteen years with Consumers Water
                        Company, a public water utility.  Prior to joining
                        Artesian Resources, Mr. Powell served three years as Vice President of Operations and twelve years as Manager of Engineering for Consumers' New Jersey system.


  In accordance with the provisions of Artesian Resources' certificate of incorporation and bylaws, Artesian Resources Board of Directors is divided into three classes. Members of each class serve for three years, and one class is elected each year to serve a term until his or her successor shall have been elected and qualified or until earlier resignation or removal. The term of Kenneth R. Biederman will expire at the 1997 annual meeting at which time Mr. Biederman will be nominated for reelection. The terms of Ellis D. Taylor and William C. Wyer will expire at the 1998 annual meeting. The terms of Dian C. Taylor and John R. Eisenbrey, Jr. will expire at the 1999 annual meeting.

  Officers are currently elected annually by the Board of Directors and hold office until their successor has been chosen and qualified, or until death, resignation or removal by the Board of Directors.

ITEM 11 - EXECUTIVE COMPENSATION

  The name and cash compensation paid to those executive officers of Artesian Resources whose total direct remuneration exceeded $100,000 for the year ended December 31, 1996 is as follows:


       ANNUAL                               LONG TERM
COMPENSATION                               COMPENSATION


                                                        Number of
Name and Principal                        Other Annual  Securities   All Other
Position          Year    Salary   Bonus Compensation Underlying  Compensation
                                                      Options Awarded




Dian C. Taylor,  1996  $143,785  $ 9,648   $11,986 (3)  8,000 $10,263 (4)
Chair, CEO &     1995  $116,359  $ 7,500   $21,620 (3)  3,000 $ 8,368 (4)
President        1994  $110,160            $16,338 (3)  3,000 $ 5,204 (4)


David B. Spacht  1996  $ 94,604  $  8,897 (1) $    293  5,000 $ 9,582 (4)
Vice President,  1995  $ 89,128  $ 11,572 (2) $  1,979  3,000 $ 8,270 (4)
Treasurer &      1994  $ 80,160               $  1,189  3,000 $ 3,877 (4)
Chief Financial
Officer


(1) The Executive Committee of the Board approved a stock and cash bonus to Mr. Spacht on June 20, 1996. Mr. Spacht received 300 shares of Class A Non-voting Common stock and $2,463 in cash. The cash portion of the bonus was issued to cover his individual tax liability associated with the stock bonus issued. The fair market value of the Class A Non-voting Common stock issued was $14.25 per share.

(2) The Executive Committee of the Board approved a stock and cash bonus under the Cash and Stock Bonus Compensation Plan previously approved by the shareholders to Mr. Spacht at its meeting held on December 13, 1995. The bonus was paid in January 1996. Mr. Spacht received 500 shares of Class A Non-voting Common stock and $4,947 in cash. The cash portion of the bonus was issued to cover his individual tax liability associated with the stock bonus issued. The fair market value of the Class A Non-voting Common stock issued was $13.25 per share.

(3) Includes $11,750 in 1996, $17,900 in 1995, and $13,200 in 1994 received as compensation for attendance at meetings of the Board and its committees.

(4) Artesian Water contributes two percent of an eligible employee's gross earnings to the 401(k) Deferred Compensation Retirement Plan. In addition, employees can contribute up to twelve percent, and Artesian Water will match fifty percent of the first six percent of the employee's gross earnings. Ms. Taylor received $7,622, $6,042, and $4,612 in company contributions to the 401(k) Deferred Compensation Retirement Plan in 1996, 1995 and 1994, respectively. Mr. Spacht received $4,765, $3,817 and $2,800 in company contributions to the 401(k) Deferred Compensation Retirement Plan in 1996, 1995 and 1994, respectively. In addition, effective October 1, 1994, the Company established a supplemental 401(k) retirement plan. All employees hired before April 26, 1994 and under the age of sixty at that date are eligible for the supplemental 401(k) retirement plan. Employees over the age of sixty waived participation in the plan in order to receive company paid medical, dental and life insurance benefits upon retirement. Such benefits will not be provided by the Artesian Water to any other current or future employees.
    Contributions are made by the Company to the supplemental 401(k) retirement plan based upon an eligible employee's years of service. Ms. Taylor received $2,635, $2,326 and $592 in Artesian Water contributions to the supplemental 401(k) retirement plan in 1996, 1995 and 1994, respectively. Mr. Spacht received $4,817, $4,453 and $1,077 in company contributions to the supplemental 401(k) retirement plan in 1996, 1995 and 1994, respectively.



Option/SAR Grants in Last Fiscal Year



                                            Potential Realizable Value
                                              Assumed Annual Rates of
                                                 Appreciation for
                                                    Option Term

Individual Grants at Stock Price

            Number     % of
             of        Total
          Securities  Options/
          Underlying    SARS      Market
           Options/  Granted to  Price on Exercise or Expir-
             SARS     Employees   Date of Base Price  ation
Name       Granted    in Fiscal    Grant   per Share  Date  0%($) 5%($) 10%($)
                        Year


Dian C.
Taylor   3,000 (1)      10.0%   $14.125  $12.71  May 7, $4,245 $30,894 $ 71,781
                                                   2006
         5,000 (2)      28.9%   $14.125  $14.125 May 14,       $44,415 $112,560
                                                   2006

David B.
Spacht   3,000 (1)      10.0%    $14.125  $12.71  May 7, $4,245 $30,894 $71,781
                                                    2006
         2,000 (2)      11.6%    $14.125  $14.125 May 14,       $17,766 $45,024
                                                    2006


(1)  Option granted for Class A Non-Voting Common stock under the
     1992 Non-qualified Stock Option Plan.

(2)  Option granted for Class A Non-Voting Common stock under the
     Incentive Stock Option Plan. These grants vest annually in five equal installments from the date of grant.



           Aggregated Option/SAR Exercises in Last Fiscal Year and
                   Fiscal Year End Option/SAR Values

                                     Number of Securities  Value of
Unexercised
    Shares Acquired                 Underlying Unexercised     In-the-Money
Name  On Exercise   Value Realized  Options/SARS at Fiscal    Options/SARS at
                                            Year End          Fiscal Year End
                                       (Un)Exercisable        (Un)Exercisable

Dian C.
Taylor  3,000 (1)       $7,530          3,000 (1)/5,000 (2)   $12,120/$13,125


David B.
Spacht  3,000 (1)       $7,530          3,000 (1)/2,000 (2)   $12,120/$ 5,250


(1) Class A Non-Voting Common stock under the 1992 Non-qualified Stock Option Plan.

(2)  Class A Non-Voting Common stock under the Incentive Stock Option Plan.


  Outside Directors receive an annual retainer fee of $3,200 paid in advance. Each Director receives $800 for each board meeting attended, $350 for each committee meeting attended on the day of a regular board meeting and $700 for each committee meeting attended on any other day. The Chair of each Committee, who is also an outside Director, receives an annual retainer of $1,000.

  Artesian Resources has an Officer's Medical Reimbursement Plan which reimburses officers for certain medical expenses not covered under the Company's medical insurance plan.

  Artesian Resources has a Cash and Stock Bonus Compensation Plan for Officers. The purpose of this Plan is to compensate the Officers of Artesian Resources and Artesian Water, as appointed by the Board of Directors, for their contributions to the long-term growth and prosperity of the companies in the form of cash or shares of the Class A Stock of Artesian Resources. Compensation in the form of a bonus of the Class A Stock of Artesian Resources also serves to increase their proprietary interest in the companies.


ITEM 12 - SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN OTHER BENEFICIAL OWNERS

  The following table sets forth the beneficial ownership of the equity securities of the Company for each director and nominee for director, each executive officer of the Company earning in excess of $100,000, each beneficial owner of more than 5% of the outstanding shares of any class of stock, and all directors and executive officers as a group as of March 3, 1997, based in each case on information furnished to the Company.



                      BENEFICIAL OWNERSHIP  (1)



                            CLASS A NON        CLASS B COMMON           7%
       NAME               -VOTING COMMON            (2)             PREFERRED
                                (2)                                    (2)


Ellis D. Taylor (3)
  212 Washington Avenue
  Newport, Delaware 19804   36,186   2.8%       127,157  25.2%     898    8.3%


Dian C. Taylor
  664 Churchmans Road
  Newark, DE 19702          14,546   1.1%       46,792    9.3%

John R. Eisenbrey, Jr. (4)
  P. O. Box 9174
  Newark, DE 19711          19,025   1.5%       16,862    3.3%

Kenneth R. Biederman
  14 Hayden Way
  Newark, Delaware 19711    10,500

William C. Wyer
  1980 Superfine Lane
   Apt. 501
  Wilmington, Delaware
  19802                      9,000

David B. Spacht  (5)
  664 Churchmans Rd.
  Newark, Delaware 19702     7,345                 72              31

Norman H. Taylor, Jr. (6)
  1597 Porter Road
  Bear, Delaware 19701       2,761                97,469    19.3%

Louisa Taylor Welcher (7)
  219 Laurel Avenue
  Newark, Delaware 19711     7,177                39,681     7.9%  150    1.4%

Hilda Taylor
  4 East Green Valley Circle
  Newark, Delaware 19711     32,377    2.5%        41,509    8.2%    41

Directors and Executive
  Officers as a Group
  (8 Individuals)           108,006     8.5%      190,904    37.8%   929  8.3%


(1) The nature of ownership consists of sole voting and investment power unless otherwise indicated. The amount also includes all shares issuable to such person or group upon the exercise of options held by such person or group to the extent such options are exercisable within 60 days of March 3, 1997. At March 3, 1997, Messrs. Taylor, Eisenbrey, Jr., Biederman, Wyer, Ms. Taylor, and Mr. David B. Spacht, Vice President, Chief Financial Officer and Treasurer, each held options for 3,000 shares of Class A stock under the 1992 Non-qualified Stock Option Plan.

(2) The percentage of the total number of shares of the class outstanding is shown where that percentage is one percent or greater. Percentages for each person or group are based on the aggregate number of shares of the applicable class outstanding as of March 3, 1997, and all shares issuable to such person or group upon the exercise of options held by such person or group, to the extent such options are exercisable within 60 days of that date.

(3) Includes 690 shares of Class B stock, 12,380 shares of Class A stock and 898 shares of 7% Preferred Stock owned by a trust of which Mr. Taylor is a trustee and in which he has a beneficial interest, and 2,500 shares of Class B stock held by a Company wholly owned by Mr. Taylor.

(4) Includes 312 shares of Class B stock owned by a trust of which Mr. Eisenbrey, Jr. is a trustee and in which he has a beneficial ownership interest.

(5) Includes 51 shares of Class B stock held by the Trustees under the Company's Employee Stock Ownership Plan which are subject to restrictions on transfer.

(6) Includes 323 shares of Class B stock held by the Trustees under the Company's Employee Stock Ownership Plan which are subject to restrictions on transfer and 598 shares of Class B stock owned by Mr. Taylor's wife to which Mr. Taylor disclaims beneficial ownership.

(7) Includes 56 shares of Class B stock held jointly by Ms. Welcher's husband and son, 107 shares of Class A stock owned by Ms. Welcher's husband and 107 shares owned by Ms. Welcher's son, to which Ms. Welcher disclaims beneficial ownership.


        SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Based solely on its review of the copies of beneficial ownership statements received by it, or written representations from certain reporting persons that no beneficial ownership statements were required for those persons, the Company believes that during 1996 all beneficial ownership statements under
Section 16(a) of the Exchange Act which were required to be filed by executive officers and directors of the Company in their personal capacities were filed in a timely manner.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Artesian Water rents an office building and shop complex at an aggregate annual rental of $204,052 from White Clay Realty, a partnership in which Ellis
D. Taylor, Patia Ziegler (daughter of Mr. Taylor), Dian C. Taylor, Louisa Welcher (sister of Ms. Taylor), and a trust in which John R. Eisenbrey, Jr. and Virginia Rettig (sister of Mr. Eisenbrey) are trustees and in which they have a beneficial interest, are partners. The lease expires in 2002, with provisions for renewals for two five year periods thereafter. Artesian
Water may terminate the lease at any time by purchasing the leased facilities for (1) an amount equal to the sum of any mortgage on such facilities and any accrued rental to date or (2) its fair market value, whichever is higher. Management believes that payments made to White Clay Realty are generally comparable to what would be paid to unaffiliated parties for similar facilities.

  Artesian Water leases certain parcels of land for water production wells from Glendale Enterprises Limited, a company wholly-owned by Ellis D. Taylor. These water production wells provide a portion of Artesian Water's source of supply. The initial term of the lease was for the ten years ended September 30, 1995 with automatic year to year renewal thereafter unless sixty days written notice is given by either party prior to the end of the lease year. The annual rental was $40,372 in 1995 and is adjusted each year by the Consumer Price Index as of June 30 of the preceding year. Artesian Water has the right to terminate this lease by providing sixty days written notice to Glendale Enterprises should water supply be exhausted or other conditions beyond the control of Artesian Water materially and adversely affect its interest in the lease.

  The terms of transactions with related parties are determined on a basis that management believes is comparable to terms which could be negotiated with non-affiliates.


ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

                                                                     Page(s)*
a)  The following documents are filed as part of this report:

    (1)  Financial Statements:

         Consolidated Balance Sheets at December 31,
         1996 and 1995                                               15-16

         Consolidated Statements of Operations for the
         three years ended December 31, 1996                         16-17

         Consolidated Statements of Cash Flows for the
         three years ended December 31, 1996                         17-18

         Consolidated Statements of Changes in
         Stockholders' Equity for the three years
         ended December 31, 1996                                     19-21

         Schedules Accompanying Financial Statements                   22

         Notes to Consolidated Financial Statements                  23-38

         Reports of Independent Accountants                            39

    (2)  Financial Statement Schedule:

         Reports of Independent Accountants on
           Financial Statement Schedule                                54

         Schedule V:  Valuation and Qualifying Accounts                56

*  Page number shown refers to page number in this Report on Form 10-K.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


    (3)  Exhibits: The Exhibits listed in the accompanying Index to Exhibits on Page 52 are filed as part of, or incorporated by reference into, this Form 10-K Annual Report.

(b) Reports on Form 8-K.

    During the last quarter of the period covered by this Report on Form 10-K, Artesian Resources filed no reports on Form 8-K


SIGNATURES

  Pursuant to the requirement of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: 3/31/97                     By:  David B. Spacht
                                  David B. Spacht, Vice President, Chief
                                  Financial Officer and Treasurer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


    Signature                     Title                         Date

Principal Executive Officer:



Dian C. Taylor               President and Chief Executive Officer   3/31/97


Principal Financial and Accounting Officer:


David B. Spacht              Vice President, Chief Financial Officer
                             and Treasurer                           3/31/97


Directors:

Ellis D. Taylor

Dian C. Taylor

Kenneth R. Biederman

William C. Wyer

John R. Eisenbrey, Jr.




ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 1996

INDEX TO EXHIBITS

EXHIBIT NUMBER          DESCRIPTION

3                  ARTICLES OF INCORPORATION AND BY-LAWS             PAGE*

    (a)       Restated Certificate of Incorporation of the            (h)
              Company effective May 26, 1995 including
              Certificate of Amendment

    (b)       Restated Certificate of Incorporation of the            (f)
              Company effective April 26, 1994 including
              Certificate of Correction

    (c)       By-Laws of the Company effective April 27, 1993         (d)

4                  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
                   HOLDERS, INCLUDING INDENTURES


    (a)       Twelfth Supplemental Indenture dated as of December    (i)
              5, 1995 between Artesian Water Company, Inc.
              subsidiary of Artesian Resources Corporation, and Wilmington Trust Company

    (b) Eleventh Supplemental Indenture dated as of February 16, 1993 between Artesian Water Company, Inc., subsidiary of Artesian Resources Corporation, and Principal Mutual Life Insurance Company

    (c)       Tenth Supplemental Indenture dated as of April 1,       (a)
              1989 between Artesian Water Company, Inc., subsidiary of Artesian Resources Corporation, and Wilmington Trust Company, as Trustee

    (d)       Other Supplemental Indentures with amounts              (a)
              authorized less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis will be furnished upon request

10                 MATERIAL CONTRACTS

    (a)       Artesian Resources Corporation Non-Qualified            (a)
              Stock Option Plan

    (b)       Lease dated as of March 1, 1972 between White Clay      (a)
              Realty Company and Artesian Water Company, Inc.

    (c)       1992 Artesian Resources Corporation Non-Qualified       (b)
              Stock Option Plan

    (d)       Artesian Resources Corporation Cash and Stock Bonus     (e)
              Compensation Plan for Officers

    (e)       Artesian Resources Corporation Incentive Stock          (i)
              Option Plan

11                 COMPUTATION OF EARNINGS PER COMMON SHARE            55

22                 SUBSIDIARIES OF THE COMPANY AS OF DECEMBER
                      31, 1996                                         55

*   See footnote explanation on page 53 and 54.


FOOTNOTE EXPLANATIONS:

    (a) Incorporated by reference to the exhibit filed with the Artesian Resources Corporation Registration Statement on Form 10 filed April 30, 1990 and as amended by Form 8 filed on June 19, 1990.

    (b) Incorporated by reference to the exhibit filed with the Artesian Resources Corporation Annual Report on Form 10-K for the year ended December 31, 1991

    (c) Incorporated by reference to the exhibit filed with the Artesian Resources Corporation Annual Report on Form 10-K for the year ended December 31, 1992

    (d) Incorporated by reference to the exhibit filed with the Artesian Resources Corporation Form 8-K filed April
              27, 1993

    (e) Incorporated by reference to the exhibit filed with the Artesian Resources Corporation Form 10-K for the year ended December 31, 1993

    (f) Incorporated by reference to the exhibit filed with the Artesian Resources Corporation Form 10-Q for the quarter ended March 31, 1994

    (g) Incorporated by reference to the exhibit filed with the Artesian Resources Corporation Form 8-K filed July 5, 1994

    (h) Incorporated by reference to the exhibit filed with Artesian Resources Corporation Form 10-Q for the quarter ended
              June 30, 1995

    (i) Incorporated by reference to the exhibit filed with the Artesian Resources Corporation Annual Report on Form 10-K for the year ended December 31, 1995




REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Artesian Resources Corporation:

  Our audits of the consolidated financial statements referred to in our report dated February 14, 1997 (except as to Note 15 which is as of March 31, 1997) appearing on page 41 of this Annual Report on Form 10-K also included audits of the Financial Statement Schedule for the years ended December 31, 1996, 1995, and 1994 listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule for the years ended December 31, 1996, 1995, and 1994 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

KPMG PEAT MARWICK LLP

Wilmington, Delaware
February 14, 1997





EXHIBIT 11

ARTESIAN RESOURCES CORPORATION
COMPUTATION OF NET INCOME PER COMMON SHARE

                                      For the Twelve Months Ended December 31,
                                       1996             1995           1994
Earnings
  Income Applicable to Common
    Stock                          $1,554,157       $1,088,239     $1,354,387



Shares
  Weighted average number of
    Shares outstanding              1,472,494        1,055,622      1,029,202


Net Income per Common Share        $     1.06       $     1.06     $     1.34



EXHIBIT 22

ARTESIAN RESOURCES CORPORATION AND SUBSIDIARY COMPANIES

SUBSIDIARIES OF THE REGISTRANT

  The following list includes the Registrant and all of its subsidiaries as of December 31, 1996. The voting stock of each company shown is owned, to the extent indicated by the percentage, by the company immediately above which is not indented to the same degree. All subsidiaries of the Registrant appearing in the following table are included in the consolidated financial statements of the Registrant and its subsidiaries.




                                           State of      Percentage of Voting
Name of Company                          Incorporation      Stock Owned

Artesian Resources Corporation             Delaware
  Artesian Water Company, Inc.             Delaware              100
    Southwood Company                    Pennsylvania            100
  Artesian Laboratories, Inc.              Delaware              100
  Artesian Development, Corporation        Delaware              100
  Artesian Wastewater Management, Inc.     Delaware              100



ARTESIAN RESOURCES CORPORATION
SCHEDULE V-VALUATION AND QUALIFYING ACCOUNTS

                                            Additions

                        Balance at   Charged to  Charged to         Balance at
                        Beginning    Costs and      Other           The End of
Classification          Of Period    Expenses    Accounts Deductions  Period

For the Year Ended December 31, 1996:

Valuation allowance for
  deferred tax assets   $802,316                          $(142,172) $660,144

For the Year Ended December 31, 1995:

Valuation allowance for
  deferred tax assets   $598,505     $ 203,811                       $802,316

For the Year Ended December 31, 1994:

Valuation allowance for
  deferred tax assets   $591,650     $   6,855                       $598,505