Form 10-Q
period 1997-03-31
ARTESIAN RESOURCES CORP
filed 1997-05-14
CIK 863110

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

    TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transaction period from January 1, 1997 to March 31, 1997 Commission file number 0-18516

                        ARTESIAN RESOURCES CORPORATION
             (exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization:  Delaware
I.R.S. Employer Identification Number:  51-0002090
Address of principal executive officers: 664 Churchmans Road, Newark, Delaware Zip Code: 19702

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

    As of April 18, 1997, 1,249,478 shares and 504,790 shares of Class A Non-Voting Common Stock and Class B Common Stock, respectively, were outstanding.

                        ARTESIAN RESOURCES CORPORATION

                             INDEX TO FORM 10-Q

Part I - Financial Information:                                    Page(s)

    Item 1 - Financial Statements

         Consolidated Balance Sheet -
         March 31, 1997 and December 31, 1996                        3

         Consolidated Statement of Income for
         the quarters ended March 31, 1997 and 1996                  4

         Consolidated Statement of Retained Earnings
         for the quarters ended March 31, 1997 and 1996              5

         Consolidated Statement of Cash Flows for the
         quarters ended March 31, 1997 and 1996                      5

         Notes to the Consolidated Financial Statements             6-8

    Item 2 - Management's Discussion and Analysis of
             Results of Operations and Financial Condition          9-10


Part II - Other Information:


    Item 6 - Exhibits and Reports on Form 8-K                       11

    Signatures                                                      11

Part I - Financial Information
Item I - Financial Statements
                        ARTESIAN RESOURCES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  Unaudited
                                                  March 31,     December 31,
                                                    1997           1996
                                                   (,000)         (,000)
ASSETS
Utility plant, at original cost
  less accumulated depreciation                   $ 90,489       $ 88,993
Current assets
  Cash and cash equivalents                            252            148
  Accounts receivable, net                           1,697          1,885
  Unbilled operating revenues                        1,504          1,664
  Materials and supplies-at cost
    on FIFO basis                                      675            621
  Prepaid property taxes                               244            490
  Prepaid expenses and other                           561            320
  State and federal income taxes                        98            232
                                                     5,031          5,360

Other assets
  Non-utility property (less accumulated
    depreciation 1997-& $1,548; 1996-$1,505)           822            874
  Deferred income taxes                                730            730
  Other deferred assets                              1,095          1,156
                                                     2,647          2,760
Regulatory assets, net                               2,709          2,595
                                                  $100,876       $ 99,708
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
  Common stock                                    $  1,752       $  1,748
  Additional paid-in capital                        17,184         17,125
  Retained earnings                                  6,360          6,614
    Total common stockholders' equity               25,296         25,487
  Preferred stock-mandatorily redeemable               712            825
  Preferred stock                                      272            272
                                                       984          1,097
  Long-term debt, net of current portion            29,268         26,259
                                                    55,548         52,843

Current liabilities
  Notes payable                                        ---             25
  Current portion of long-term debt                    286            350
  Accounts payable                                   1,234          2,883
  Overdraft payable                                    847            687
  Deferred income taxes                                179            179
  Interest accrued                                     595            630
  Customer deposits                                    367            378
  Dividends payable                                     22            ---
  Other                                                668            519
                                                     4,198          5,651
Deferred credits and other liabilities
  Net advances for construction                     19,055         19,080
  Postretirement benefit obligation                  1,761          1,759
  Deferred investment tax credits                    1,016          1,025
                                                    21,832         21,864
Net contributions in aid of construction            19,298         19,350
                                                  $100,876       $ 99,708

See notes to the consolidated financial statements.


                        ARTESIAN RESOURCES CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                   Unaudited

                                                          For the Quarter
                                                          Ended March 31,
                                                       1997            1996
                                                      (,000)          (,000)
OPERATING REVENUES
  Water sales                                       $  4,892         $ 4,932
  Other utility operating revenue                         87              58
  Non-utility operating revenue                          ---              80
                                                       4,979           5,070
OPERATING EXPENSES
  Utility operating expenses                           3,078           2,740
  Non-utility operating expenses                         ---              54
  Related party expenses                                  62              61
  Depreciation and amortization                          586             528
  State and federal income taxes                         126             253
  Property and other taxes                               378             331
                                                       4,230           3,967

OPERATING INCOME                                         749           1,103
ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION              47              35
OTHER EXPENSE                                            (22)            (30)
INCOME BEFORE INTEREST CHARGES                           774           1,108

INTEREST CHARGES
  Long-term debt                                         564             539
  Short-term debt                                        ---             172
  Other                                                   13              14
                                                         577             725
NET INCOME                                          $    197         $   383
DIVIDENDS ON PREFERRED STOCK                              25              29
NET INCOME APPLICABLE TO COMMON STOCK               $    172         $   354

PER SHARE OF COMMON STOCK:
  Net income                                        $   0.10         $  0.33
  Cash dividends                                    $   0.23         $  0.21

                 CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                Unaudited
                                                          For the Quarter
                                                          Ended March 31,
                                                       1997            1996
                                                      (,000)          (,000)

Balance, beginning of period                        $  6,614        $  6,317
Net income                                               197             383
                                                       6,811           6,700

Dividends                                                451             272
Balance, end of period                              $  6,360        $  6,428

See notes to the consolidated financial statements.


                       ARTESIAN RESOURCES CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                  Unaudited
                                                          For the Quarter
                                                          Ended March 31,
                                                       1997            1996
                                                      (,000)          (,000)
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                          $    197         $   383
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Depreciation and amortization                        548             491
    Allowance for funds used during construction         (47)            (35)
    Write-down on rental office building                 ---               2
Changes in Assets and Liabilities:
    Accounts receivable                                  188             344
    Unbilled operating revenue                           160             (97)
    Materials and supplies                               (54)            (36)
    State and federal income taxes                       134             162
    Prepaid property taxes                               246             238
    Prepaid expenses and other                          (241)            (80)
    Deferred income taxes, net                           ---             (11)
    Other deferred assets                                 61              64
    Regulatory assets                                   (114)             37
    Postretirement benefit obligation                      1              (7)
    Accounts payable                                  (1,649)         (1,189)
    Interest accrued                                     (34)           (277)
    Customer deposits and other, net                     138              99

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES     (466)             88
CASH FLOWS USED IN INVESTING ACTIVITIES
  Capital expenditures (net of AFUDC)                 (2,022)         (1,281)
  Proceeds from sale of assets                           ---           1,915

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES   (2,022)            634
CASH FLOW FROM FINANCING ACTIVITIES
  Net borrowings under line of credit agreement        3,033           1,265
  Overdraft payable                                      160             336
  Net advances and contributions in aid
    of construction                                       13             129
  Repayment on long-term note                            (25)            ---
  Proceeds from issuance of Common Stock                  62              75
  Dividends                                             (451)           (272)
  Principal payments under capital
    lease obligations                                    (88)            (82)
  Principal payments under long-term
    debt obligations                                     ---          (2,017)
  Retirement of preferred stock                         (112)           (148)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       2,592            (714)
NET INCREASE IN CASH AND CASH EQUIVALENTS                104               8
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         148             150
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $    252         $   158
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                      $    543        $   995
  Income taxes paid                                       ---        $    98

See notes to the consolidated financial statements.



NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

    The unaudited financial statements of Artesian Resources Corporation and its wholly-owned subsidiaries ("the Company" or "Artesian Resources"), including its principal operating company, Artesian Water Company, Inc. (Artesian Water"), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K. The accompanying financial statements as of and for the quarter ended March 31, 1997 have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Company's financial position and results of operations. The results of operations for the quarter ended March 31, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.


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

                                       March 31, 1997     December 31, 1996
                                           (,000)                (,000)

Postretirement benefit obligation          $1,761               $1,759
Deferred income taxes recoverable
  in future rates                             725                  725
Expense of rate proceedings                   223                  111
                                           $2,709               $2,595




NOTE 3 - NON-UTILITY OPERATING REVENUE AND EXPENSES


    The 1996 non-utility operating revenue and expenses are attributable to rental income and operating expenses of Artesian Development Corporation ("Artesian Development"). Artesian Development's rental office building was sold on March 13, 1996.


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

    Expenses associated with related party transactions are as follows:

                                            For the Quarter Ended
                                                   March 31,
                                             1997             1996
                                            (,000)           (,000)

      White Clay Realty                      $ 51             $ 51
      Glendale Enterprises                     11               10
                                             $ 62             $ 61



NOTE 5 - DISPOSAL OF NON-UTILITY BUSINESS

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

     The sale of the net assets of Artesian Laboratories was completed on April 9, 1997 for net cash proceeds of $346,000 and a note in the amount of $150,000 which bears interest at 8.0%. Artesian Resources also received laboratory equipment valued at $63,000 which the company expects to sell at full value.


NOTE 6 - EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued statement No. 128, Earnings Per Share (SFAS 128) which supersedes APB opinion No. 15. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt SFAS 128 in December 1997 and does not expect it to have a material impact on the Company's earnings per share.


ITEM 2
ARTESIAN RESOURCES CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE
  QUARTER ENDED MARCH 31, 1997


RESULTS OF OPERATIONS

     For the quarter ended March 31, 1997, Artesian Resources recorded net income of $171,576 which represents a $182,620 decrease as compared to earnings of $354,196 for the quarter ended March 31, 1996. The decrease is primarily due to Artesian Water's increased purchased water expense and reduced water sales revenue.

     Water sales revenue for the quarter ended March 31, 1997 decreased $40,021, or 0.8%, as compared to the same period in 1996 due to an approximately 6.0% decrease in per capita customer consumption which has been partially offset by a 2.3% growth in customers served.

     Purchased water expense increased $246,107 for the quarter ended March 31, 1997 as compared to the same period in 1996 due primarily to a 19% price increase effective September 1, 1996 and a 12.3% increase in the minimum monthly contractual purchase requirements from Chester Water Authority (CWA). Effective October 1996, the minimum monthly purchase requirement from CWA increased to 121.6 million gallons from 108.3 million gallons.

     For the quarter ended March 31, 1997, interest expense decreased
$147,101 as compared to the same period in 1996 due primarily to the repayment of Artesian Water's $5 million Series J Mortgage Bond on December 1, 1996 which reduced interest expense for the first quarter of 1997 by approximately $119,000. Artesian Development's interest expense decreased $27,928 due to the repayment of the building mortgage in March 1996 when the building was sold.

     On February 28, 1997, Artesian Water filed a petition with the Delaware Public Service Commission (PSC) seeking new rates to provide increased revenue of approximately 13.5%, or $3.0 million on an annualized basis. This petition asserted that, since the settlement of its rate proceeding in 1995, circumstances arose in three areas which were beyond the control of Artesian Water and that these circumstances prevented Artesian Water from earning the rate of return authorized in that 1995 rate proceeding. This petition was opposed by the Office of the public Advocate of the State of Delaware which challenged the increases sought by Artesian Water and asserted that the circumstances set forth in the petition of Artesian Water were not beyond its control. Under a settlement agreement approved by the PSC as a part of the 1995 rate proceeding, Artesian Water agreed that it would not file a rate case using a test period earlier than the test period ending June 30, 1998 unless circumstances beyond its control arose which would prevent Artesian Water from the opportunity to earn the rate of return authorized in that proceeding.

     On April 29, 1997, the PSC determined that the only circumstance set forth in Artesian Water's petition which was beyond its control related to the investments in transmission and distribution mains as a result of highway relocations mandated by governmental agencies. The PSC referred this issue to a hearing examiner to make recommendations concerning the appropriate amount of rate increase.

     Effective May 1, 1997 Artesian Water was permitted to collect a temporary increase in revenues of approximately 4.5%, or approximately $1.0 million on an annualized basis, subject, however to refund depending upon the final determination of the amount of the increase pertaining to its petition currently under consideration by the hearing examiner. Artesian Water cannot predict the timing or final outcome of these proceedings.

     Under the terms of the settlement agreement with the Office of the Public Advocate referred to above, Artesian Water may initiate a new rate proceeding later in 1997 using a test period ending June 30, 1998. Any such rate proceeding would not be limited solely to circumstances beyond its control which have arisen since the 1995 rate proceeding.

LIQUIDITY AND CAPITAL RESOURCES

     The primary source of liquidity for the three months ended March 31, 1997 is $3,033,000 borrowed on Artesian Water's lines of credit. As of May 7, 1997 $12,458,000 is drawn on the lines of credit with an additional $2.5 million available to borrow. At March 31, 1997, Artesian Resources had a working capital surplus of $1,011,000 primarily attributable to the classification of borrowings on the lines of credit as long-term debt due to a refinancing agreement entered into on March 31, 1997. On March 31, 1997, Artesian Water entered into an agreement with a bank to issue $15 million in mortgage bonds during 1997 at an interest rate equivalent to the ten year U.S. Treasury yield plus 1.25% on or about the day of funding. Artesian Water anticipates that a ten year $10 million mortgage bond will be issued in May 1997. Prior to the end of 1997, Artesian Water anticipates that it will issue, in $500,000 increments, the additional $5 million in mortgage bonds, which mature on the same date as the ten year mortgage bond.

     On April 9, 1997 Artesian Resources completed the sale of the net assets of Artesian Laboratories for net cash proceeds of $346,000 and a note in the amount of $150,000 which bears interest at 8.0%. Artesian Resources also received laboratory equipment valued at $63,000 which the Company expects to sell at full value.

PART II - OTHER INFORMATION


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed for the quarter ended March 31, 1997.


EXHIBIT 11 - COMPUTATION OF EARNINGS PER COMMON SHARE

                                            For the Three Months Ended
                                                      March 31,
                                             1997                1996

Earnings
  Income applicable to Common Stock      $  171,576          $  354,196

Shares
  Weighted average number of
    shares outstanding                    1,762,103           1,066,210

Net income per Common Share              $     0.10          $     0.33




SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ARTESIAN RESOURCES CORPORATION


5/14/97                      /s/ Dian C. Taylor
                             Dian C. Taylor
                             President, CEO, and Chair of the Board
                             Artesian Resources Corporation and Subsidiaries


5/14/97                      /s/ David B. Spacht
                             David B. Spacht
                             Vice President, Chief Financial Officer, and
                             Treasurer
                             Artesian Resources Corporation and Subsidiaries

[ARTICLE] UT
[LEGEND]
This schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of income contained in the Company's 1996 Annual Report to Stockholders and is qualified in its entirety by reference to such financial statements.
[/LEGEND]

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1997
[PERIOD-END]                               MAR-31-1997
[BOOK-VALUE]                                  PER-BOOK
[TOTAL-NET-UTILITY-PLANT]                   90,489,000
[OTHER-PROPERTY-AND-INVEST]                    822,000
[TOTAL-CURRENT-ASSETS]                       5,031,000
[TOTAL-DEFERRED-CHARGES]                     4,534,000
[OTHER-ASSETS]                                       0
[TOTAL-ASSETS]                             100,876,000
[COMMON]                                     1,752,000
[CAPITAL-SURPLUS-PAID-IN]                   17,184,000
[RETAINED-EARNINGS]                          6,360,000
[TOTAL-COMMON-STOCKHOLDERS-EQ]              25,296,000
[PREFERRED-MANDATORY]                          599,500
[PREFERRED]                                    272,000
[LONG-TERM-DEBT-NET]                        17,000,000
[SHORT-TERM-NOTES]                                   0
[LONG-TERM-NOTES-PAYABLE]                   12,091,000
[COMMERCIAL-PAPER-OBLIGATIONS]                       0
[LONG-TERM-DEBT-CURRENT-PORT]                        0
[PREFERRED-STOCK-CURRENT]                      112,500
[CAPITAL-LEASE-OBLIGATIONS]                    177,000
[LEASES-CURRENT]                               286,000
[OTHER-ITEMS-CAPITAL-AND-LIAB]              45,042,000
[TOT-CAPITALIZATION-AND-LIAB]              100,876,000
[GROSS-OPERATING-REVENUE]                    4,979,000
[INCOME-TAX-EXPENSE]                           126,000
[OTHER-OPERATING-EXPENSES]                   4,104,000
[TOTAL-OPERATING-EXPENSES]                   4,230,000
[OPERATING-INCOME-LOSS]                        749,000
[OTHER-INCOME-NET]                              25,000
[INCOME-BEFORE-INTEREST-EXPEN]                 774,000
[TOTAL-INTEREST-EXPENSE]                       577,000
[NET-INCOME]                                   197,000
[PREFERRED-STOCK-DIVIDENDS]                     25,000
[EARNINGS-AVAILABLE-FOR-COMM]                  172,000
[COMMON-STOCK-DIVIDENDS]                       426,000
[TOTAL-INTEREST-ON-BONDS]                    1,514,900
[CASH-FLOW-OPERATIONS]                       (466,000)
[EPS-PRIMARY]                                     0.10
[EPS-DILUTED]                                     0.10