Form 10-Q
period 1997-06-30
ARTESIAN RESOURCES CORP
filed 1997-08-12
CIK 863110

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                    or

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    As of July 31, 1997, 1,251,955 shares and 505,589 shares of Class A Non-Voting Common Stock and Class B Common Stock, respectively, were outstanding.

                         ARTESIAN RESOURCES CORPORATION

                             INDEX TO FORM 10-Q

Part I - Financial Information:                                    Page(s)

    Item 1 - Financial Statements

         Consolidated Balance Sheet -
         June 30, 1997 and December 31, 1996                         3

         Consolidated Statement of Income for
         the quarters ended June 30, 1997 and 1996                   4

         Consolidated Statement of Income for the
         six months ended June 30, 1997 and 1996                     5

         Consolidated Statement of Retained Earnings
         for the six months ended June 30, 1997 and 1996             5

         Consolidated Statement of Cash Flows for the
         six months ended June 30, 1997 and 1996                     6

         Notes to the Consolidated Financial Statements             7-9

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations          10


Part II - Other Information:

    Item 2 - Changes in Securities                                  11

    Item 4 - Submission of Matters to a Vote of Security Holders    11

    Item 5 - Other Information                                      11

    Item 6 - Exhibits and Reports on Form 8-K                      12-51

    Signatures                                                      51

Part I - Financial Information
Item I - Financial Statements
                        ARTESIAN RESOURCES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                                   Unaudited    December 31,
                                                 June 30, 1997      1996
                                                     (,000)        (,000)
ASSETS
Utility plant, at original cost
  less accumulated depreciation                    $ 91,873      $ 88,993
Current assets
  Cash and cash equivalents                             242           148
  Accounts receivable, net                            2,042         1,884
  Unbilled operation revenues                         2,049         1,663
  Materials and supplies-at cost
    on FIFO basis                                       582           621
  Prepaid property taxes                                  6           490
  Prepaid expenses and other                            558           320
  State and federal income taxes                        ---           233
                                                      5,479         5,359

Other assets
  Non-utility property (less accumulated
    depreciation 1997-$87;1996-$1,505)                  354           874
  Deferred income taxes                                 665           731
  Other deferred assets                               1,421         1,156
                                                      2,440         2,761
Regulatory assets, net                                2,538         2,595
                                                   $102,330      $ 99,708
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
  Common stock                                     $  1,755      $  1,748
  Additional paid-in capital                         17,236        17,125
  Retained earnings                                   6,467         6,614
    Total common stockholders' equity                25,458        25,487
  Preferred stock-mandatorily redeemable                712           825
  Preferred stock                                       272           272
  Long-term debt, net of current portion             29,586        26,259
                                                     56,028        52,843

Current liabilities
  Notes payable                                          79            25
  Current portion of long-term debt                     142           350
  Accounts payable                                    1,594         2,883
  Overdraft payable                                     526           687
  State and federal income taxes                        493           ---
  Deferred income taxes                                 ---           179
  Interest accrued                                      610           630
  Customer deposits                                     366           378
  Dividends payable                                      22           ---
  Other                                                 899           519
                                                      4,731         5,651
Deferred credits and other liabilities
  Net advances for construction                      19,291        19,080
  Postretirement benefit obligation                   1,763         1,759
  Deferred investment tax credits                     1,003         1,025
                                                     22,057        21,864
Net contributions in aid of construction             19,514        19,350
                                                   $102,330      $ 99,708


                        ARTESIAN RESOURCES CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                   Unaudited
                                                          For the Quarter
                                                           Ended June 30,
                                                       1997            1996
                                                      (,000)          (,000)
OPERATING REVENUES
  Water sales                                       $  5,474        $ 5,214
  Other utility operating revenue                         77             51
                                                       5,551          5,265
OPERATING EXPENSES
  Utility operating expenses                           3,045          2,896
  Related party expenses                                  62             61
  Depreciation and amortization                          641            535
  State and federal income taxes                         324            323
  Property and other taxes                               356            308
                                                       4,428          4,123

OPERATING INCOME                                       1,123          1,142
ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION              42             37
OTHER EXPENSE                                            (17)           (31)
INCOME BEFORE INTEREST CHARGES                         1,148          1,148

INTEREST CHARGES
  Long-term debt                                         609            521
  Short-term debt                                          2            139
  Amortization of debt expense                             5              7
  Other                                                   (1)             5
                                                         615            672
NET INCOME                                          $    533        $   476
DIVIDENDS ON PREFERRED STOCK                              23             25
NET INCOME APPLICABLE TO COMMON STOCK               $    510        $   451

PER SHARE OF COMMON STOCK:
  Net income                                        $   0.29        $  0.30
  Cash dividends                                    $   0.23        $  0.23

See Notes to the Consolidated Financial Statements.


                        ARTESIAN RESOURCES CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                   Unaudited
                                                         For the Six Months
                                                           Ended June 30,
                                                       1997            1996
                                                      (,000)          (,000)
OPERATING REVENUES
  Water sales                                       $ 10,365       $ 10,146
  Other utility operating revenue                        165            109
  Non-utility operating revenue                          ---             80
                                                      10,530         10,335
OPERATING EXPENSES
  Utility operating expenses                           6,123          5,639
  Non-utility operating expenses                         ---             50
  Related party expenses                                 123            123
  Depreciation and amortization                        1,227          1,063
  State and federal income taxes                         450            576
  Property and other taxes                               735            639
                                                       8,658          8,090

OPERATING INCOME                                       1,872          2,245
ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION              89             72
OTHER EXPENSE                                            (39)           (61)
INCOME BEFORE INTEREST CHARGES                         1,922          2,256

INTEREST CHARGES
  Long-term debt                                       1,170          1,060
  Short-term debt                                          6            310
  Amortization of debt expense                             9             14
  Other                                                    8             13
                                                       1,193          1,397
NET INCOME                                          $    729       $    859
DIVIDENDS ON PREFERRED STOCK                              47             54
NET INCOME APPLICABLE TO COMMON STOCK               $    682       $    805

PER SHARE OF COMMON STOCK:
  Net income                                        $   0.39       $   0.63
  Cash dividends                                    $   0.46       $   0.44



                 CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                Unaudited
                                                         For the Six Months
                                                           Ended June 30,
                                                       1997            1996
                                                      (,000)          (,000)

Balance, beginning of period                       $  6,614         $  6,317
Net income                                              729              859
                                                      7,343            7,176

Dividends                                               876              539
Balance, end of period                             $  6,467         $  6,637

See Notes to the Consolidated Financial Statements.


                       ARTESIAN RESOURCES CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                  Unaudited
                                                        For the Six Months
                                                          Ended June 30,
                                                       1997            1996
                                                      (,000)          (,000)

CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                          $    729        $   859
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Depreciation and amortization                      1,151          1,075
    Allowance for funds used during construction         (89)           (72)
    Write-down on rental office building                 ---             (5)
Changes in Assets and Liabilities:
    Accounts receivable                                 (157)           232
    Unbilled operating revenue                          (386)          (346)
    Materials and supplies                                39            (33)
    State and federal income taxes                      (209)            80
    Prepaid property taxes                               484            462
    Prepaid expenses and other                          (199)          (101)
    Deferred income taxes, net                           800             95
    Other deferred assets                               (294)           111
    Regulatory assets                                     47             71
    Postretirement benefit obligation                      3            (12)
    Accounts payable                                  (1,289)        (1,024)
    Interest accrued                                     (19)           (44)
    Customer deposits and other, net                     368             24
    Dividends payable                                     22            ---

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES       1,001          1,372
CASH FLOWS USED IN INVESTING ACTIVITIES
  Capital expenditures (net of AFUDC)                 (4,041)        (2,723)
  Proceeds from sale of assets                           183          2,094

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES      (3,858)          (629)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments under line of
    credit agreement                                  (8,979)        (7,700)
  Proceeds from issuance of mortgage bonds            12,500            ---
  Overdraft payable                                     (161)          (239)
  Net advances and contributions in aid
    of construction                                      569            257
  Repayment on term note                                 ---         (2,005)
  Repayment on ALI note                                  (25)           ---
  Proceeds from issuance of Common Stock                  66          9,334
  Proceeds from common stock dividends
    reinvested and stock options exercised               113            385
  Dividends                                             (876)          (514)
  Principal payments under capital
    lease obligations                                   (143)          (166)
  Principal payments under long-term
    debt obligations                                     ---            (11)
  Redemption of preferred stock                         (113)          (148)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       2,951           (807)
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS       94            (64)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         148            150
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $    242        $    86
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                     $  1,212        $ 1,447
  Income taxes paid                                      ---        $   418





See Notes to the Consolidated Financial Statements.



NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

    The unaudited financial statements of Artesian Resources Corporation and its wholly-owned subsidiaries (the "Company" or "Artesian Resources"), including its principle operating company, Artesian Water Company, Inc. ("Artesian Water"), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Company's financial position and results of operations. The results of operations for the quarter and six months ended June 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.



NOTE 2 - REGULATORY ASSETS

    Certain expenses, which are recoverable through rates as permitted by the State of Delaware Public Service Commission ("PSC"), are deferred and amortized during future periods using various methods. Expenses related to rate proceedings are amortized on a straight-line basis over three years. The post retirement benefit obligation, which is being amortized over twenty years, is adjusted for the difference between the net periodic post retirement benefit costs and the cash payments. The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customer reverse. Regulatory assets, net of amortization, comprise:

                                       June 30, 1997     December 31, 1996
                                           (,000)              (,000)

Postretirement benefit obligation          $1,763              $1,759
Deferred income taxes recoverable
  in future rates                             725                 725
Expense of rate proceedings                    50                 111
                                           $2,538              $2,595




NOTE 3 - NON-UTILITY OPERATING REVENUE AND EXPENSES


    Non-utility operating revenue for the six months ended June 30, 1996 consisted of $79,949 in rental income received by Artesian Development Corporation ("Artesian Development"). Non-utility operating expenses totaled $50,472 for the six months ended June 30, 1996 due to the operation of Artesian Development's rental office building prior to its sale on March 13, 1996. The sale of the net assets of Artesian Laboratories was completed on April 9, 1997.


NOTE 4 - RELATED PARTY TRANSACTIONS

     The office building and shop complex utilized by Artesian Water are leased at an annual rental of $204,052 from a partnership, White Clay Realty, in which certain of Artesian Resources' officers and directors are partners. The lease expires in 2002, with provisions for renewals for two five year periods thereafter. Management believes that the payments made to White Clay Realty for the lease of its office building and shop complex are comparable to what Artesian Water would have to pay to unaffiliated parties for similar facilities.

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

    Expenses associated with related party transactions are as follows:

                         For the Quarter Ended        For the Six Months
                                June 30,                Ended June 30,
                                 (,000)                     (,000)
                          1997           1996         1997          1996

White Clay Realty        $ 51           $ 51        $ 102          $102
Glendale Enterprises       11             10           21            21
                         $ 62           $ 61        $ 123          $123



NOTE 5 - DEBT

     On June 17, 1997, Artesian Water issued a $10.0 million, 7.84%, ten year Series M Mortgage Bond and borrowed $2.5 million against a $5.0 million, ten year Series N Mortgage Bond to repay the outstanding balance on the lines of credit. The remaining $2.5 million available on the Series N Bond will be borrowed in $500,000 increments no later than December 31, 1997, at which time the interest rate on the entire Series N Bond will be locked in at the then ten year U.S. Treasury yield plus 1.25%. The remaining $2.5 million available on the Series N Bond and a portion of the $15.0 million available lines of credit will be used to finance capital expenditures during the second half of 1997.

NOTE 6 - EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued statement No. 128, Earnings Per Share (SFAS 128) which supersedes APB opinion No. 15. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicaly held common stock. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt SFAS 128 in December 1997 and does not expect it to have a material impact on the Company's earnings per share.


ITEM 2
ARTESIAN RESOURCES CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1997

RESULTS OF OPERATIONS

     For the quarter ended June 30, 1997, Artesian Resources recorded net income of $533,000 which represents a $57,000 increase as compared to earnings of $476,000 for the quarter ended June 30, 1996. For the six months ended June 30, 1997, Artesian Resources recorded net income of $729,000 which represents a $130,000 decrease as compared to net income of $859,000 for the six months ended June 30, 1996. The decrease is primarily due to Artesian Water's increased purchased water expense.

     Water sales revenue increased $260,000 and $219,000, respectively, for the quarter and six months ended June 30, 1997 due to a 12% increase in per capita customer consumption for the month of June 1997, a 2.4% growth in customers served for the year to date and an increase in rates of 1.13%, effective May 1, 1997, if finally approved by the rate case Hearing Examiner and the Delaware Public Service Commission ("PSC").

     Purchased water expense increased $167,000 and $413,000, respectively, for the quarter and six months ended June 30, 1997 as compared to the same periods in 1996 due primarily to a 19% price increase effective September 1, 1996 and a 12.3% increase in the minimum monthly contractual purchase requirements from Chester Water Authority ("CWA"). Effective October 1996, the minimum monthly purchase requirement from CWA increased to 121.6 million gallons from 108.3 million gallons. Effective August 1, 1997, Artesian Water renegotiated the contract with CWA to, among other things, reduce the minimum purchase requirement to a minimum daily average of 3.0 million gallons on an annual basis through the year 2021. Assuming that Artesian Water only purchases the minimum required under the contract, purchased water expense could be reduced by approximately $360,000 for the second half of 1997 and approximately $720,000 on an annual basis.

     For the six months ended June 30, 1997, interest expense decreased $204,000 as compared to the same period in 1996 due primarily to the repayment of Artesian Water's $5 million Series J Mortgage Bond on December 1, 1996 which reduced interest expense by approximately $214,000. Artesian Development's interest expense decreased $52,000 due to the repayment of the building mortgage in March 1996 when the building was sold. Outstanding borrowings on Artesian Water's lines of credit, prior to the issuance of Series M and N Mortgage Bonds on June 17, 1997, was $12.4 million which increased interest expense by $75,000. Long-term debt interest expense increased $35,000 due to the Series M and N Bonds.

LIQUIDITY AND CAPITAL RESOURCES

     The primary source of liquidity for the six months ended June 30, 1997 is $12.5 million from the issuance of Artesian Water's Series M and N
Mortgage Bonds. On June 17, 1997 Artesian Water issued a $10.0 million, 7.84%, ten year Series M Mortgage Bond and borrowed $2.5 million against a $5.0 million, ten year Series N Mortgage Bond to repay the outstanding balance on the lines of credit. The remaining $2.5 million available on the Series N Bond will be borrowed in $500,000 increments no later than December 31, 1997, at which time the interest rate on the entire Series N Bond will be locked in at the then ten year U.S. Treasury yield plus 1.25%. At June 30, 1997, $79,000 was borrowed on Artesian Water's $15.0 million lines of credit and as of August 6, 1997 $0.6 million is borrowed on the lines of credit. The remaining $2.5 million available on the Series N Bond and a portion of the $14.4 million available on the $15.0 million lines of credit will be used to finance capital expenditures during the second half of 1997.


PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES

     On July 14, 1997, Artesian Resources filed a Registration Statement on Form S-8 registering 200,000 shares of $1.00 par value Class A Non-Voting Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan. An Annual Resort on Form 11-K for each plan was also filed on July 14, 1997.


ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a) The annual meeting of Class B Common Shareholders was held on April 30, 1997.

(b) With 435,108 votes in favor, and 284 votes withheld, the Class B Common Shareholders elected Kenneth R. Biederman to serve a three year term on Artesian Resources' Board of Directors (the "Board") until his successor shall have been elected and qualified or until his earlier resignation or removal. Mr. Biederman has served as a member of the Board since 1991. He was last re-elected at the 1994 Annual Meeting of Shareholders. Mr. Biederman has also served on the Executive; Audit; Personnel, Compensation and Benefits; Incentive Stock Option; PAYSOP; and Budget Committees of the Board. Following the reelection of Mr. Biederman, the members of the Board and their respective terms are as follows:

          Kenneth R. Biederman--     term expires at the 2000 annual meeting
          Dian C. Taylor--           term expires at the 1999 annual meeting
          John R. Eisenbrey, Jr.--   term expires at the 1999 annual meeting
          Ellis D. Taylor--          term expires at the 1998 annual meeting
          William C. Wyer--          term expires at the 1998 annual meeting


ITEM 5    OTHER INFORMATION

     On or about July 23, 1997, Artesian Water reached a settlement of its current rate case with the Office of the Public Advocate and the PSC Staff. The settlement, if approved by the Hearing Examiner and the PSC, will result in an annualized revenue increase of approximately $248,000 or 1.13%, effective May 1, 1997. Revenues collected from May 1, 1997 through August 30, 1997 under a 4.5% temporary rate increase, which are in excess of the final increase of 1.13%, if approved, will be refunded to customers.

     Artesian Water issued at the end of July a "Notice of Intent" to file for full rate relief. The formal rate request will be filed on October 1, 1997. Although the exact amount of the increase has yet to be determined, Artesian expects the requested increase will provide the Company with a fair rate of return.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed for the quarter ended June 30, 1997.

EXHIBIT 4 - SERIES M AND SERIES N MORTGAGE BOND INDENTURES



                   ARTESIAN WATER COMPANY, INC.

                                TO

                    WILMINGTON TRUST COMPANY,
         As Trustee
                     _____________________


                THIRTEENTH SUPPLEMENTAL INDENTURE

                     Dated as of June 1, 1997

                      _____________________


              Supplemental to Indenture of Mortgage
                     Dated as of July 1, 1961

        $10,000,000 First Mortgage Bonds, Series M, 7.84%

    THIRTEENTH SUPPLEMENTAL INDENTURE, dated as of June 1, 1997, made by and between ARTESIAN WATER COMPANY, INC. (successor to Artesian Resources Corporation under the Original Indenture hereinafter referred to), a corporation organized and existing under the laws of the State of Delaware (hereinafter called the "Company"), party of the first part, and WILMINGTON TRUST COMPANY, a corporation organized and existing under the laws of the State of Delaware, having its principal office and place of business at Tenth and Market Streets, in the City of Wilmington, Delaware, as Trustee under the Original Indenture hereinafter referred to (hereinafter called the "Trustee"), party of the second part.
    WHEREAS, the Company is a wholly-owned subsidiary of ARTESIAN RESOURCES CORPORATION (its name having been changed from "Artesian Water Company"), a corporation organized and existing under the laws of the State of Delaware (hereinafter called the "Corporation"); and
    WHEREAS, the Corporation has heretofore executed and delivered to the Trustee an Indenture of Mortgage (hereinafter called the "Original Indenture") dated as of July 1, 1961, and duly recorded the Original Indenture in the Recorder's Office at Wilmington, in Mortgage Record A Volume 56, Page 1 etc., on the 13th day of November, A.D. 1961, for the purpose of securing First Mortgage Bonds of the Corporation to be issued from time to time in one or more series as therein provided; and
    WHEREAS, there have been issued under the Original Indenture $1,600,000 principal amount of First Mortgage Bonds, Series A, 4 1/2%, all of which were paid at maturity on November 1, 1978; and
    WHEREAS, there have been issued under the Original Indenture $1,000,000 principal amount of First Mortgage Bonds, Series B, 5 3/8%, the $912,750 remaining outstanding principal amount of which was paid at maturity on July 1, 1986; and
    WHEREAS, there have been issued under the Original Indenture as supplemented by a first supplemental indenture dated as of April 15, 1964 (hereinafter sometimes referred to as the "First Supplemental Indenture"), $1,250,000 principal amount of First Mortgage Bonds, Series C, 5 1/8%, the $1,225,000 remaining outstanding principal amount of which was paid at maturity on April 15, 1989; and
    WHEREAS, there have been issued under the Original Indenture, as supplemented by a second supplemental indenture dated as of June 1, 1970 (hereinafter sometimes referred to as the "Second Supplemental Indenture"), $1,000,000 principal amount of First Mortgage Bonds, Series D, 9 3/4%, the $640,000 remaining outstanding principal amount of which was paid at maturity on June 1, 1990; and
    WHEREAS, there have been issued under the Original Indenture as supplemented by a third supplemental indenture dated as of January 1, 1973 (hereinafter sometimes referred to as the "Third Supplemental Indenture"), $800,000 principal amount of First Mortgage Bonds, Series E, 81/2%, due January 1, 1998, all of which were redeemed on February 1, 1993; and
    WHEREAS, there have been issued under the Original Indenture, as supplemented by a fourth supplemental indenture dated as of November 1, 1975 (hereinafter sometimes referred to as the "Fourth Supplemental Indenture"), $1,500,000 principal amount of First Mortgage Bonds, Series F, 10 7/8%, due November 1, 1995, the $225,000 remaining outstanding principal amount of which was redeemed on February 1, 1993; and
    WHEREAS, there have been issued under the Original Indenture, as supplemented by a fifth supplemental indenture dated as of March 1, 1977 (hereinafter sometimes referred to as the "Fifth Supplemental Indenture"), $1,800,000 principal amount of First Mortgage Bonds, Series G, 8 7/8% due March 1, 1997, the $1,080,000 remaining outstanding principal amount of which was redeemed on February 1, 1993; and
    WHEREAS, there have been issued under the Original Indenture, as supplemented by a sixth supplemental indenture dated as of December 1, 1978 (hereinafter sometimes referred to as the "Sixth Supplemental Indenture"), $1,800,000 principal amount of First Mortgage Bonds, Series H, 9 3/4%, due December 1, 1998, the $1,260,000 remaining outstanding principal amount of which was redeemed on February 1, 1993; and
    WHEREAS, there have been issued under the Original Indenture, as supplemented by a seventh supplemental indenture dated as of November 1, 1981 (hereinafter sometimes referred to as the "Seventh Supplemental Indenture"), $3,000,000 principal amount of First Mortgage Bonds, Series I, 11 7/8%, due October 1, 1987, all of which were redeemed on October 1, 1986; and
    WHEREAS, there have been issued under the Original Indenture, as supplemented by a ninth supplemental indenture dated as of December 1, 1986 (hereinafter sometimes referred to as the "Ninth Supplemental Indenture"), $5,000,000 principal amount of First Mortgage Bonds, Series J, 9.55%, due December 1, 1996, all of which were paid at maturity on December 1, 1996; and
    WHEREAS, there have been issued under the Original Indenture, as supplemented by a tenth supplemental indenture dated as of April 1, 1989 (hereinafter sometimes referred to as the "Tenth Supplemental Indenture"), $7,000,000 principal amount of First Mortgage Bonds, Series K, 10.17%, due April 1, 2009, all of which were outstanding as of the date hereof; and
    WHEREAS, there have been issued under the Original Indenture, as supplemented by a eleventh supplemental indenture dated as of February 1, 1993 (hereinafter sometimes referred to as the "Eleventh Supplemental Indenture"), $10,000,000 principal amount of First Mortgage Bonds, Series L, 8.03%, due February 1, 2003, all of which were outstanding as of the date hereof; and
    WHEREAS, the Original Indenture has been further supplemented pursuant to a twelfth supplemental indenture dated as of December 5, 1995 (hereinafter sometimes referred to as the "Twelfth Supplemental Indenture"), which provided for the release from the Indenture of certain assets of the Company; and
    WHEREAS, the Company was organized for stated purposes that encompass the stated purposes of the Corporation in order that the Company could acquire from the Corporation substantially all of the Mortgaged Property (as such term is defined in the Original Indenture) as an entirety and to operate the same; and
    WHEREAS, the Corporation, the Company and the Trustee entered into an eighth supplemental indenture dated as of July 1, 1984 (hereinafter sometimes referred to as the "Original Eighth Supplemental Indenture"), providing for the succession and substitution of the Company to and for the Corporation with the same effect as if the Company had been named in the Original Indenture as the mortgagor, and providing for the assumption by the Company of, and the release and discharge of the Corporation from, all liability and obligation on and with respect to the Bonds and coupons issued under the Original Indenture and all the terms, covenants and conditions of the Original Indenture; and
    WHEREAS, the Corporation, the Company and the Trustee executed a certain corrected eighth supplemental indenture dated as of July 1, 1984 (hereinafter sometimes referred to as the "Corrected Eighth Supplemental Indenture") which supplements and corrects certain descriptions of Mortgaged Property set forth in the Original Indenture (the Original Eighth Supplemental Indenture and the Corrected Eighth Supplemental Indenture being hereinafter sometimes referred to collectively as the "Eighth Supplemental Indenture"); and
    WHEREAS, on July 1, 1984, the Corporation conveyed and transferred substantially all the Mortgaged Property as an entirety, subject to the lien of the Original Indenture and all supplemental indentures thereto, to the Company; and
    WHEREAS, the Company has assumed and agreed that it will promptly pay or cause to be paid, the principal of and any premium that may be due and payable on and the interest on all the Bonds issued under the Original Indenture and all indentures supplemental thereto, and has agreed to perform, observe and fulfill, duly and punctually, all the terms, covenants and conditions of the Original Indenture and all indentures supplemental thereto stated therein to be performed, observed or fulfilled by the Corporation, and the Corporation has been released and discharged from all liability and obligation on and with respect to the Bonds and coupons issued under the Original Indenture and all terms, covenants and conditions of the Original Indenture and the Trustee has executed and delivered to the Company an instrument of partial defeasance dated April 4, 1986 pursuant to Article II of the Eighth Supplemental Indenture; and
    WHEREAS, the Company proposes to issue and sell not more than $10,000,000 principal amount of a new series of bonds to be designated as First Mortgage Bonds, Series M, 7.84%, to be issued under and secured by the Original Indenture, as supplemented by this thirteenth supplemental indenture dated as of June 1, 1997 (hereinafter sometimes referred to as the "Thirteenth Supplemental Indenture"); and
    WHEREAS, concurrently with the creation of the First Mortgage Bonds, Series M, 7.84%, the Company proposes to issue and sell not more than $5,000,000 principal amount of a new series of bonds to be designated as First Mortgage Bonds, Series N, to be issued under and secured by the Original Indenture, as supplemented by a fourteenth supplemental indenture dated as of June 1, 1997 (hereinafter sometimes referred to as the "Fourteenth Supplemental Indenture"); and
    WHEREAS, the Company, pursuant to the provisions of the Original Indenture, has duly resolved and determined to make, execute and deliver to the Trustee this Thirteenth Supplemental Indenture and the Fourteenth Supplemental Indenture for the purpose of providing for the creation of the First Mortgage Bonds, Series M, 7.84% and the First Mortgage Bonds, Series N to be issued under and secured by the Original Indenture, as supplemented
(the Original Indenture, the First Supplemental Indenture, the Second Supplemental Indenture, the Third Supplemental Indenture, the Fourth Supplemental Indenture, the Fifth Supplemental Indenture, the Sixth Supplemental Indenture, the Seventh Supplemental Indenture, the Eight Supplemental Indenture, the Ninth Supplemental Indenture, the Tenth Supplemental Indenture, the Eleventh Supplemental Indenture, the Twelfth Supplemental Indenture, this Thirteenth Supplemental Indenture, the Fourteenth Supplemental Indenture and all indentures supplemental to the Original Indenture hereafter executed, being hereinafter sometimes called the "Indenture"); and
    WHEREAS, all things necessary to make $10,000,000 aggregate principal amount of the First Mortgage Bonds, Series M, 7.84% when duly executed by the Company and authenticated and delivered by the Trustee, legally valid and binding obligations of the Company entitled to the benefits and security of the Indenture, and to make this Thirteenth Supplemental Indenture a legally valid and binding obligation of the Company, enforceable against the Company in accordance with its terms, have been done and performed; and
    WHEREAS, the issuance of the First Mortgage Bonds, Series M, 7.84%, as herein provided, has been in all respects duly authorized by the Company as provided in the Indenture.
    NOW, THEREFORE, THIS INDENTURE WITNESSETH THAT ARTESIAN WATER COMPANY, INC., in consideration of the premises and of the acceptance by the Trustee of the trusts hereby created and of the purchase and acceptance of the First Mortgage Bonds, Series M, 7.84% by CoBank, ACB (hereinafter sometimes referred to as "CoBank") pursuant to the Amended and Restated Bond Purchase Agreement dated as of June 1, 1997 (hereinafter sometimes referred to as the "Bond Purchase Agreement") and of One Dollar to the Company duly paid by the Trustee at or before the ensealing and delivery of these presents, for itself and its successors, intending to be legally bound hereby, does hereby ratify and confirm its mortgage and pledge to the Trustee of all property described in the Original Indenture, the First Supplemental Indenture, the Second Supplemental Indenture, the Third Supplemental Indenture, the Fourth Supplemental Indenture, the Fifth Supplemental Indenture and the Eighth Supplemental Indenture (except such thereof as may heretofore have been released from the lien of the Indenture in accordance with the terms thereof), and has granted, bargained, sold, released, conveyed, assigned, transferred, mortgaged, pledged, set over and confirmed, and by these presents does grant, bargain, sell, release, convey, assign, transfer, mortgage, pledge, set over and confirm, unto Wilmington Trust Company, as Trustee, and to its successors in the trust, and their and each of their assigns forever, all and singular the following described pieces or parcels of land:


                        MILL CREEK HUNDRED

    All the following described real estate situate in Mill Creek Hundred, New Castle County and State of Delaware:

                             Parcel 1

    ALL that certain lot, piece or parcel of land situate in Mill Creek Hundred, New Castle County, State of Delaware, being a 0.72 acre tract located on the northerly side of Letitia Drive as shown on the Record Resubdivision Plan of Stenning Woods, prepared by Karins and Associates, Inc., Drawing No. 687-2473, dated July 8, 1988 and recorded in the Office of the Recorder of Deeds in and for New Castle County, State of Delaware, in Microfilm No. 9368, and more particularly bounded and described as follows, to wit:

    BEGINNING at a point on the northerly side of Letitia Drive (at 50 feet wide R/W), a common corner for herein described lands and Lot No. 82, said point being further located from the westerly end of a 25.00 foot radius junction curve joining the said northerly side of Letitia Drive with the northwesterly side of Gormley Court (at 50 feet wide R/W) by the following described courses and distances: (1) along the northerly side of Letitia Drive, in a general northwesterly direction by a curve to the left described by a radius of 275.00 feet, an arc distance of 103.40 feet to a point, being the first mentioned point and place of Beginning and running thence the five
(5) following described courses and distances: (1) continuing along the northerly side of Letitia Drive in a general northwesterly direction by a curve to the left described by a radius of 275.00 feet, an arc distance of
43.14 feet to a point, a common corner with Lot No. 81, thence with same;
(2) North 02 31' 45" East, 140.89 feet to a point, a corner for Lot No. 81 and Lot No. 53, thence; (3) with the division line of Lot No. 53, North 03 45' 14" West, 124.16 feet to an existing iron pipe, a common corner of lands now or formerly of Phillip Pierson, thence (4) along the same South 87
31' 04" East, 200.00 feet to a point, a common corner with Lot No. 84; and thence thereby (5) with the division line of Lots Nos. 84, 83 and 82 South 30 42' 05" West, 303.83 feet to the aforesaid northerly side of Letitia Drive, the point and place of Beginning. Containing with said metes and bounds 0.72 acres of land, be the same more or less.

    UNDER AND SUBJECT to all applicable covenants, conditions, easements, rights-of-way, reservations, restrictions, and agreements of record in the Office of the Recorder of Deeds in and for New Castle County and State of Delaware, including, without limitation, the conditions and restrictions set forth in the Deed conveying the same to Artesian Water Company by Deed recorded in the Office of the Recorder of Deeds, in and for New Castle County and the State of Delaware, in Deed Book 888, Page 135.

    Being the same lands conveyed to Artesian Water Company by Deed recorded as aforesaid in Deed Book 888, Page 135. Tax Parcel No. 08-012.10-060.

                             Parcel 2

    ALL that certain lot, piece or parcel of land situate in Mill Creek Hundred, New Castle County, State of Delaware, being lands designated "To Be Conveyed To Artesian Water Company" as shown on the Record Major Subdivision Plan for "Silverwood", prepared by Karins and Associates, Professional Engineers and Land Surveyors, Drawing No. 694-2335, Sheet 3 of 3, dated January 18, 1988, recorded June 17, 1988, in the Office of the Recorder of Deeds in and for New Castle County on Microfilm No. 9255, more particularly bounded and described as follows, to wit:

    BEGINNING at a point on the northwesterly side of Silverwood Boulevard (50.00 feet wide right of way), a common corner for herein described property and Lot 45, said point being further located along the various sides of said Silverwood Boulevard from the northeasterly end of a 25.00 feet radius junction curve joining the northwesterly side of Silverwood Boulevard with the northeasterly side of Valleywood Circle (50.00 feet wide right of way) by the following four (4) described courses and distances: 1) North 42 degrees 47 minutes 32 seconds East, 211.58 feet to a point of curvature,
2) Northeasterly, along a 100.00 feet radius curve to the left, said curve having a chord bearing of North 25 degrees 31 minutes 11 seconds East and a chord distance of 59.38 feet, an arc distance of 60.29 feet to a point of compound curvature, 3) Northwesterly, along a 30.00 feet radius curve to the left, said curve having a chord bearing of North 41 degrees 49 minutes 12 seconds West and a chord distance of 46.01 feet, an arc distance of 52.43 feet to a point of reverse curvature, and 4) Northwesterly, along a 52.00 feet radius cul-de-sac curve to the right, (said curve having a chord bearing of North 31 degrees 49 minutes 26 seconds West and a chord distance of 90.12 feet), an arc distance of 109.03 feet to the point and place of Beginning; thence, from said point of Beginning, leaving said northwesterly side of Silverwood Boulevard, along lands of the aforementioned Lot 45, in part, and along lands designated "Private Open Space (To Remain Undeveloped)", in part, North 65 degrees 04 minutes 25 seconds West, 206.67 feet to a point, a corner in common with said lands designated "Private Open Space (To Remain Undeveloped)"; thence, along said lands designated "Private Open Space (To Remain Undeveloped)", the following four (4) described courses and distances:
1) North 70 degrees 38 minutes 57 seconds West, 235.00 feet to a point, 2) South 19 degrees 21 minutes 03 seconds West, 25.00 feet to a point, 3) North 70 degrees 38 minutes 57 seconds West, 50.00 feet to a point, and 4) North 19 degrees 21 minutes 03 seconds East, 50.00 feet to a point along lands now or formerly of H. Dale and Susan Wilson; thence, thereby, South 70 degrees 38 minutes 57 seconds East, 285.00 feet to a point, a corner in common with lands designated "4.75 +/- Acs. To Be Retained by Brill Associates (For
Future Establishment of Historic Zoning)"; thence, along said lands designated "4.75 Acs. To Be Retained by Brill Associates", in part, and along lands of Lot 46, in part, South 65 degrees 04 minutes 25 seconds East, 217.13 feet to a point along the aforementioned northwesterly side of Silverwood Boulevard; thence, thereby, Southwesterly, along a 52.00 feet radius cul-de-sac curve to the left, said curve having a chord bearing of South 42 degrees 47 minutes 55 seconds West and a chord distance of 26.14 feet, an arc distance of 26.43 feet to the point and place of Beginning. Containing within said described metes and bounds 0.31 acres of land, be the same more or less.

    UNDER AND SUBJECT to all applicable covenants, conditions, easements, rights-of-way, reservations, restrictions, and agreements of record in the Office of the Recorder of Deeds in and for New Castle County and State of Delaware, including, without limitation, the conditions and restrictions set forth in the Deed conveying the same to Artesian Water Company by Deed recorded in the Office for the Recorder of Deeds, in and for New Castle County and the State of Delaware, in Deed Book 1786, Page 321.

    Being the same lands conveyed to Artesian Water Company by Deed recorded as aforesaid in Deed Book 1786, Page 321. Tax Parcel No. 08-036.10-192.

                         PENCADER HUNDRED

    All the following described real estate situate in Pencader Hundred, New Castle County and State of Delaware:

    ALL that certain lot, piece or parcel of land situate in Pencader Hundred, New Castle County, State of Delaware, as shown on the Property Survey Plan, dated 9 March 1995, prepared by Franco Bellafante Associates, Inc., more particularly bounded and described as follows, to wit:

    BEGINNING at an iron pipe set on the reserved northerly right-of-way line of the Chesapeake City Road (also known as Delaware State Road Reference
No. 399) said northerly right-of-way or reservation line was described in Deed Record P, Volume 94, Page 57, and said corner being a point in the line of lands of the United States of America; and further located from the point of intersection formed by the centerline of the Chesapeake City Road with the centerline of Frazer Road (also known as Delaware State Road Reference
No. 391) by the following two (2) courses and distances: 1) Westerly along the centerline of the Chesapeake City Road 1,193.5 feet; and 2) leaving the centerline of the Chesapeake City Road, North 23 degrees 25 minutes 30 seconds West, 52.00 feet; Thence from the point and place of Beginning, along the reserved northerly right-of-way line of the Chesapeake City Road, said right-of-way line being distant 50.00 feet from the centerline of the Chesapeake City Road, South 82 degrees 30 minutes 00 seconds West, 1078.03 feet to an iron pipe set on a division line of lands, now or formerly, of John H. Brown, III, formerly the May B. Janvier Estate; Thence leaving the northerly reserved right-of-way line of the Chesapeake City Road, along the lands, now or formerly, of John H. Brown, III, through an Osage Orange hedgerow, by the following two (2) courses and distances: 1) North 06 degrees 51 minutes 44 seconds West, 1,330.62 feet to found concrete monument; and
2) North 10 degrees 43 minutes 02 seconds West, 1,393.60 feet to an iron pipe set, at a corner of lands, now or formerly, of Herman W. Cook, Jr.; Thence leaving the lands, now or formerly, of John H. Brown, III, along the lands, now or formerly, of Herman W. Cook, Jr., South 84 degrees 30 minutes
00 seconds East, 1,036.61 feet to a found concrete monument in the line of lands of the United States of America; Thence along the lands of the United States of America, by the following two (2) courses and distances: 1) South 43 degrees 25 minutes 46 seconds West, 605.23 feet to a set iron pipe; and
2) South 23 degrees 25 minutes 30 seconds East, 2,191.40 feet to the first mentioned point and place of Beginning. Containing within the said described metes and bounds, 46.7544 acres of land, be the same, more or less.

    UNDER AND SUBJECT to all applicable covenants, conditions, easements, rights-of-way, reservations, restrictions, and agreements of record in the Office of the Recorder of Deeds in and for New Castle County and State of Delaware, including, without limitation, the conditions and restrictions set forth in the Deed conveying the same to Artesian Water Company by Deed recorded in the Office for the Recorder of Deeds, in and for New Castle County and the State of Delaware, in Deed Book 1894, Page 325.

    Being the same lands conveyed to Artesian Water Company by Deed recorded as aforesaid in Deed Book 1894, Page 325. Tax Parcel No. 11-050.00-001.

                       ST. GEORGES HUNDRED

    All the following described real estate situate in St. Georges Hundred, New Castle County and State of Delaware:

                             Parcel 1

    ALL that certain lot, piece or parcel of land, with the improvements thereon, situate in St. Georges Hundred, New Castle County and State of Delaware, commonly known as 122 Bakerfield Drive, being Lot No. 35 as designated and shown on that certain Record Major Subdivision Plan for Lands of COMMODORE ESTATES II, prepared by Clifton L. Bakhsh, Jr., Professional Land Surveyor of Middletown, Delaware, dated June 27, 1988, revised July 17, 1989, and recorded November 16, 1989 in the Office of the Recorder of Deeds in and for New Castle County and State of Delaware at Microfilm No. 10137.

    UNDER AND SUBJECT to all applicable covenants, conditions, easements, rights-of-way, reservations, restrictions, and agreements of record in the Office of the Recorder of Deeds in and for New Castle County and State of Delaware, including, without limitation, the conditions and restrictions set forth in the Deed conveying the same to Artesian Water Company by Deed recorded in the Office for the Recorder of Deeds, in and for New Castle County and the State of Delaware, in Deed Book 2252, Page 78.

    Being the same lands conveyed to Artesian Water Company by Deed recorded as aforesaid in Deed Book 2252, Page 78. Tax Parcel No. 13-013.40-050.

                             Parcel 2

    ALL that certain lot, piece or parcel of land situate in St. Georges Hundred, New Castle County, State of Delaware and known as Lot 4 on the Record Minor Subdivision Plan For Lands Of Robert L. & Sarah C. Emerson as said Plan is of record in the Office of the Recorder of Deeds in and for New Castle County, Delaware, at Microfilm No. 12110, recorded September 1, 1994, and being more particularly bounded and described by Clifton L. Bakhsh, Jr., Inc., Middletown, Delaware, as follows, to wit:

    BEGINNING at a point on the northwesterly side of Jamison Corner Road (30 feet from centerline) said point being located the following four (4) courses and distances from the centerline intersection of Jamison Corner Road with the center point of bridge over Scott Run: (1) By the arc of a circle curving to the right, 161.83 feet (R=338.10 feet) to a point; (2) South 24 degrees 13 minutes 15 seconds West, 225.87 feet to a point; (3) North 62 degrees 46 minutes 45 seconds West, 30.04 feet to a point; (4) South 24 degrees 13 minutes 15 seconds West, 581.33 feet to the point of Beginning. Thence from the point of Beginning, along the northwesterly side of Jamison Corner Road (30 feet from centerline) South 24 degrees 13 minutes 15 seconds West, 300 feet to a point, a corner for remaining lands now or formerly of Robert L. and Sarah C. Emerson. Thence by the same, the following two (2) courses and distances: (1) North 65 degrees 46 minutes 45 seconds West, 300.00 feet to a point; (2) North 24 degrees 13 minutes 15 seconds East, 114.15 feet to a point, a corner for Lot 5. Thence by the same, the following two (2) courses and distances: (1) North 24 degrees 13 minutes 15 seconds East, 185.85 feet to a point; (2) South 65 degrees 46 minutes 45 seconds East, 300 feet to the point and place of Beginning. Containing within said metes and bounds 2.0661 acres of land be the same more or less.

    UNDER AND SUBJECT to all applicable covenants, conditions, easements, rights-of-way, reservations, restrictions, and agreements of record in the Office of the Recorder of Deeds in and for New Castle County and State of Delaware, including, without limitation, the conditions and restrictions set forth in the Deed conveying the same to Artesian Water Company by Deed recorded in the Office for the Recorder of Deeds, in and for New Castle County and the State of Delaware, in Deed Book 1833, Page 311.

    Being the same lands conveyed to Artesian Water Company by Deed recorded as aforesaid in Deed Book 1833, Page 311. Tax Parcel No. 13-008.00-041.

                             Parcel 3

    ALL that certain piece, parcel or tract of land known as Lot 4, Chestnut Grove, situate in St. Georges Hundred, New Castle County, Delaware, according to a Plan entitled, "Record Resubdivision Plan, Chestnut Grove," recorded in the Office of the Recorder of Deeds in and for New Castle County, Delaware, in Microfilm No. 12445, and being further described in accordance with a survey prepared by Franco Bellafante Associates, Inc., dated September 21, 1995, as follows, to wit:

    BEGINNING for the same at a point, said point being a corner for this Lot and Lot 3 and also being located on the northerly side of Cedarshake Court the following three (3) courses and distances from the easterly end of a
25.00 foot radius junction curve joining the easterly side of Chestnut Way
(50 feet wide), with the northerly side of Cedarshake Court (50 feet wide); Thence, along the northerly side of Cedarshake Court, (1) North 64 degrees 01 minutes 33 seconds East, 194.46 feet to a point; (2) By a curve to the right having a radius of 1125.00 feet, and an arc distance of 13.175 feet to a point; and (3) North 79 degrees 54 minutes 12 seconds East, 39.49 feet to the point and place of beginning; Thence, from said point of beginning and along Lot 3 North 10 degrees 05 minutes 48 seconds West, 140.71 feet to a corner for lands now or formerly of John W. Thomas and wife; thence, thereby, North 57 degrees 05 minutes 32 seconds East, 624.55 feet to a point in line of land now or formerly of Baker Farms, Inc.; thence, thereby, the following seven (7) courses and distances: (1) South 35 degrees 08 minutes 53 seconds West,
46.78 feet to a point; (2) South 60 degrees 23 minutes 05 seconds East, 71.98 feet to a point; (3) South 15 degrees 47 minutes 54 seconds East, 74.38 feet to a point; (4) South 23 degrees 55 minutes 08 seconds East, 60.56 feet to a point; (5) South 16 degrees 05 minutes 46 seconds East, 75.07 feet to a point;
(6) South 35 degrees 54 minutes 10 seconds East, 38.68 feet to a point; and
(7) South 42 degrees 04 minutes 56 seconds East, 48.36 feet to a corner for Lot 5; thence, thereby, the following five (5) courses and distances:
(1) South 76 degrees 47 minutes 49 seconds West, 254.69 feet to a point;
(2) North 89 degrees 54 minutes 28 seconds West, 90.00 feet to a point;
(3) North 43 degrees 54 minutes 28 seconds West, 84.00 feet to a point;
(4) South 57 degrees 22 minutes 13 seconds West, 135.83 feet to a point; and
(5) South 13 degrees 56 minutes 59 seconds West, 34.08 feet to a point on the easterly side of Cedarshake Court; Thence, thereby, and with the northerly side of Cedarshake Court the following three (3) courses and distances:
(1) By a curve to the left having a radius of 52.00 feet, an arc distance of
89.07 feet to a point; (2) By a curve to the right having a radius of 25.00 feet, an arc distance of 21.60 feet to a point; and (3) South 79 degrees 54 minutes 12 seconds West, 43.43 feet to the point and place of beginning. Containing therein 3.375 acres of land be the same more or less.

    UNDER AND SUBJECT to all applicable covenants, conditions, easements, rights-of-way, reservations, restrictions, and agreements of record in the Office of the Recorder of Deeds in and for New Castle County and State of Delaware, including, without limitation, the conditions and restrictions set forth in the Deed conveying the same to Artesian Water Company by Deed recorded in the Office for the Recorder of Deeds, in and for New Castle County and the State of Delaware, in Deed Book 1998, Page 36.

    Being the same lands conveyed to Artesian Water Company by Deed recorded as aforesaid in Deed Book 1998, Page 36. Tax Parcel No. 13-013.00-194.

                             Parcel 4

    ALL that certain lot, piece or parcel of land situate in St. Georges Hundred, New Castle County, Delaware, with the improvements thereon erected, known as Lot 47 as shown on the Record Re-Subdivision Plan for Lands of Bayview Improvement Co. Inc. prepared by Clifton L. Bakhsh, Jr., Inc., Land Surveyors, Engineers, & Planners, recorded in the Office of the Recorder of Deeds in and for New Castle County, Delaware, at Microfilm No. 12732, more particularly bounded and described as follows, to wit:

    BEGINNING at a point along the southwesterly side of Belts Road (30 feet wide Private Right of Way) a distance of 85.36 feet northwesterly from the intersection of the westerly side of Road 423 A (30 feet wide) and the southwesterly side of Belts Road; thence from said point of Beginning South 24 degrees 39 minutes 52 seconds West 370.83 feet to a point; thence North 65 degrees 20 minutes 08 seconds West 228.86 feet to a point in line of lands now or formerly of the State of Delaware; thence continuing along the line of lands now or formerly of the State of Delaware North 69 degrees 09 minutes 53 seconds East 182.84 feet to a point; thence North 40 degrees 39 minutes 57 seconds East 39.60 feet to a point; thence North 24 degrees 39 minutes 52 seconds East 208.48 feet to a point on the southerly side of Belts Road; thence along Belts Road South 61 degrees 25 minutes 57 seconds East 90.00 to the point and place of Beginning. Containing within said metes and bounds
1.0000 acre of land be the same more or less.

    TOGETHER WITH the free and uninterrupted right, use and privilege of those two certain roads designated on said plat of Bay View as Main Street and North New Road, in common with others entitled thereto forever; and together with the free and uninterrupted right, use and privilege of that certain strip of land extending to the Delaware River, in common with others entitled thereto forever, as an open and unobstructed space for the free passage of light.

    AND TOGETHER WITH the easement as contained in Easement Agreement between Bay View Improvement Company and Artesian Water Company, Inc. dated July 2, 1996.

    UNDER AND SUBJECT to all applicable covenants, conditions, easements, rights-of-way, reservations, restrictions, and agreements of record in the Office of the Recorder of Deeds in and for New Castle County and State of Delaware, including, without limitation, the conditions and restrictions set forth in the Deed conveying the same to Artesian Water Company by Deed recorded in the Office for the Recorder of Deeds, in and for New Castle County and the State of Delaware, in Deed Book 2130, Page 50.

    Being the same lands conveyed to Artesian Water Company by Deed recorded as aforesaid in Deed Book 2130, Page 50. Tax Parcel No. 13-020.01-051.

                             Parcel 5

    ALL that lot, piece or parcel of land situate in St. Georges Hundred, New Castle County, State of Delaware, and known as Central Well Site, on the plan of Choptank on the Hill, and of record in the Office of the Recorder of Deeds in and for New Castle County, Delaware, in Microfilm No. 12694, recorded December 29, 1995, and being more particularly bounded and described by Clifton L. Bakhsh, Jr., Inc., Middletown, Delaware, as follows to-wit:

    BEGINNING at a point on the southwesterly side of Choptank Road (30 feet from centerline) said point being located the following (6) courses and distances from the southeasterly end of a 25 foot radius junction curve joining the southerly side of Ernest Drive (60 feet wide), with the southwesterly side of Choptank Road (30 feet from centerline): (1) South 15 degrees 28 minutes 26 seconds East, 95.00 feet to a point; (2) By the arc of a circle curving to the left, 398.50 feet (Radius = 2585.49 feet) to a point;
(3) South 24 degrees 18 minutes 18 seconds East, 737.27 feet to a point;
(4) By the arc of a circle curving to the left, 205.21 feet (Radius = 1055.00 feet) to a point; (5) South 35 degrees 26 minutes 58 seconds East, 331.33 feet to a point; (6) By the arc of a circle curving to the right, 55.00 feet (Radius = 6970.00 feet) to the point of beginning. Thence from the point of beginning, along the southwesterly side of Choptank Road (30 feet from centerline), and with a 20 foot wide landscape easement, the following
(2) courses and distances:  (1) By the arc of a circle curving to the right,
378.88 feet (Radius = 6970.00 feet) to a point; (2) South 31 degrees 49 minutes 15 seconds East, 15.05 feet to a point, a corner for lands now or formerly of Delmarva Power & Light Co.; Thence by the same, South 81 degrees 35 minutes 14 seconds West, 326.44 feet to a point, a corner for Lot 126. Thence by the same, the following (2) courses and distances: (1) North
35 degrees 26 minutes 58 seconds West, 245.23 feet to a point; (2) North 54 degrees 33 minutes 02 seconds East, 305.00 feet to the first mentioned point or place of beginning. Containing within said metes and bounds 2.2133 acres.

    SUBJECT to a covenant running with the land that the above described property shall only be used for a water well or wells together with a water distribution system and appurtenant improvements to supply the subdivision known as Choptank on the Hill.

    UNDER AND SUBJECT to all applicable covenants, conditions, easements, rights-of-way, reservations, restrictions, and agreements of record in the Office of the Recorder of Deeds in and for New Castle County and State of Delaware, including, without limitation, the conditions and restrictions set forth in the Deed conveying the same to Artesian Water Company by Deed recorded in the Office for the Recorder of Deeds, in and for New Castle County and the State of Delaware, in Deed Book 2152, Page 250.

    Being the same lands conveyed to Artesian Water Company by Deed recorded as aforesaid in Deed Book 2152, Page 250. Tax Parcel No. 13-012.30-029.


    TOGETHER with all and singular the tenements, hereditaments and appurtenances belonging or in any wise appertaining to the aforesaid property and rights or any part thereof, with the reversion and reversions, remainder and remainders, and to the extent permitted by law, all tolls, rents, revenues, issues, income, product and profits thereof, and all the estate, right, title, interest and claim whatsoever, at law as well as in equity, that the Company now has or may hereafter acquire in and to the aforesaid premises, property and rights and every part and parcel thereof;
    SAVING AND EXCEPTING, HOWEVER, from the property hereby mortgaged and pledged all of the property of every kind and type saved and excepted from the Original Indenture, by the terms thereof;
    SUBJECT, HOWEVER, to the exceptions, reservations and matters of the kind and type recited in the Original Indenture;
    TO HAVE AND TO HOLD all said premises, property and rights granted, bargained, sold, released, conveyed, transferred, assigned, mortgaged, pledged, set over and confirmed by the Company as aforesaid or intended so to be unto the Trustee and its successors in the trust and their assigns forever;
    IN TRUST, NEVERTHELESS, upon the terms and trusts set forth in the Original Indenture for the equal and proportionate benefit and security of those who shall hold or own the bonds and coupons issued and to be issued under the Indenture, or any of them, without preference of any of said bonds and coupons over any others thereof by reason of priority in the time of the issue or negotiation thereof or by reason of the date or maturity thereof, or for any other reason whatsoever; subject, however, to the provisions with respect to extended, pledged and transferred coupons contained in Section
4.02 of the Original Indenture.
    AND THIS INDENTURE FURTHER WITNESSETH THAT, in consideration of the premises and of such acceptance or purchase of the First Mortgage Bonds, Series M, 7.84%, by the holders or registered owners thereof, and of said sum of One Dollar to the Company duly paid by the Trustee at or before the ensealing and delivery of these presents, the Company, for itself and its successors, intending to be legally bound hereby does hereby covenant to and agree with the Trustee and its successors in the trust, for the benefit of those who shall hold or own such Bonds, or any of them, as follows:

                            ARTICLE I
              FIRST MORTGAGE BONDS, SERIES M, 7.84% Section 1.1. Designation and Amount. A Series of bonds to be issued under the Original Indenture as heretofore supplemented and as supplemented hereby and secured thereby is hereby created which shall be designated as, and shall be distinguished from the Bonds of all other series by the title, "First Mortgage Bonds, Series M, 7.84%", herein referred to as the "Bonds of Series M". The aggregate principal amount of the Bonds of Series M shall not exceed $10,000,000.
    Section 1.2. Bond Terms. The Bonds of Series M shall be dated the date of their authentication and shall bear interest from such date, except as otherwise provided for Bonds issued upon subsequent exchanges and transfers by Section 2.06 of the Original Indenture, shall mature and be due on December 31, 2007 (the "Maturity Date"), and shall bear interest at the rate of 7.84% per annum, payable on the first day of January, April, July and October of each year beginning July 1, 1997 and on the Maturity Date, until the Company's obligation with respect to the payment of such principal, premium (if any) and interest shall be discharged.
    The Bonds of Series M shall be issuable as registered bonds without coupons in the denominations of Five Hundred Thousand Dollars ($500,000) and any multiple thereof, numbered LRl and upwards.
    Unless otherwise agreed to in writing by the Company and the holders of the Bonds of Series M, the payment of the principal of, premium (if any) and interest on, the Bonds of Series M shall be made by wire transfer of immediately available funds to ABA No. 307088754 for the advice and credit of CoBank (or to such other account as CoBank may direct by notice). Funds received by wire before 3:00 p.m. Eastern time shall be credited on the day received and funds received by wire after 3:00 p.m. Eastern time shall be credited the next "Business Day" (as hereinafter defined). Business Day shall mean any day that CoBank is open for business, except any day when Federal Reserve Banks are closed.
    The Bonds of Series M shall be redeemable as provided in the Original Indenture, in whole or in part, at any time or from time to time, either (i) at the option of the Company or (ii) pursuant to any provision of the Original Indenture or the Bond Purchase Agreement requiring or authorizing such redemption. Any redemption of the Bonds of Series M shall be effected in accordance with the provisions of Article V of the Original Indenture and the provisions of this Section 1.2.
    In accordance with the provisions of Section 6.07 of the Original Indenture, in the event that either (i) all or substantially all the property of the Company at the time subject to the lien of the Indenture as a first mortgage lien thereon or (ii) all or substantially all of the property of the Company at the time subject to the lien of the Indenture as a first mortgage lien thereon that is used or useful in connection with the business of the Company as a water company or as a water utility shall be released from the lien of the Indenture under the provisions of Section 6.03 or Section 6.06 of the Original Indenture, then all of the Bonds then outstanding including the Bonds of Series M are to be redeemed.
    The redemption of any or all of the Bonds of Series M shall be at a redemption price equal to the sum of (i) the aggregate principal amount thereof to be redeemed, plus (ii) the interest accrued thereon to the date fixed for redemption plus (iii) a "Redemption Premium" (as hereinafter defined) determined three (3) Business Days prior to the date fixed for redemption. CoBank will furnish notice to the Company and the Trustee by telecopy or other same-day written communication, on a date at least two
(2) Business Days prior to the date fixed for redemption of the Bonds of Series M of the Redemption Premium, if any, applicable to such redemption and the calculations, in reasonable detail, used to determine the amount of any such Redemption Premium. As used herein, the term Redemption Premium shall mean and be calculated as follows:
         (A) Determine the difference between: (i) CoBank's cost of funds (determined in accordance with its standard methodology) on June 11, 1997 minus (ii) CoBank's cost of funds (determined in accordance with such methodology) on the Mandatory Redemption Date or other date fixed for redemption to fund the purchase of new bonds for a period ending on the Maturity Date. For the purposes of the remaining calculations, if such difference is negative, such difference shall be deemed to equal zero.
         (B) Add 1/2 of 1% to such difference (such that the minimum result shall at all times be 1/2 of 1%).
         (C) For each annual period (from each January 1) or part thereof during which the Bonds of Series M being redeemed were scheduled to be outstanding, multiply the amount determined in (B) above by the principal amount of the Bonds of Series M being redeemed which was scheduled to be outstanding during such annual period;
         (D) Determine the present value of the amount determined in (C) above based upon the scheduled time that interest on the Bonds of Series M redeemed would have been payable and a discount rate equal to the rate referred to in (A)(ii) above. That result shall be the Redemption Premium.
    The principal of the Bonds of Series M may be declared or may become due and payable prior to the Maturity Date, in the manner and with the effect and subject to the conditions provided in the Original Indenture and this Thirteenth Supplemental Indenture, (i) upon the occurrence of an Event of Default as provided in the Original Indenture or (ii) as provided in the Bond Purchase Agreement. Upon the principal of the Bonds of Series M becoming due and payable on (i) the Maturity Date or (ii) a date prior to the Maturity Date as provided in this Section 1.2, any unpaid principal, premium (if any) and interest payment shall automatically accrue interest at 4% per annum in excess of the "National Variable Rate" (as hereinafter defined). The National Variable Rate shall mean the rate of interest established by CoBank from time to time as its National Variable Rate. The National Variable Rate is intended by CoBank to be a reference rate, and CoBank may charge other borrowers rates at, above, or below that rate. Any change in the National Variable Rate shall take effect on the date established by CoBank as the effective date of such change.
    The Bonds of Series M shall be registerable, transferable, and exchangeable as provided in Article II of the Original Indenture; provided that Bonds of Series M shall not be issued as coupon Bonds.
    Section 1.3 Form of Bond. The text of the registered Bonds of Series M and of the authentication certificate of the Trustee upon said Bonds shall be, respectively, substantially as follows:



       FORM OF REGISTERED BOND OF SERIES M WITHOUT COUPONS

No. MR________                                        $__________

                   ARTESIAN WATER COMPANY, INC.
              FIRST MORTGAGE BONDS, SERIES M, 7.84%
                        December 31, 2007

    ARTESIAN WATER COMPANY, INC., a corporation organized and existing under the laws of the State of Delaware (hereinafter called the "Company", which term shall include any successor corporation as defined in the Original Indenture hereinafter referred to), for value received, hereby promises to pay to ______________________________________ or registered assigns, on
December 31, 2007, the sum of _____________Dollars in coin or currency of the United States of America that at the time of payment is legal tender for the payment of public and private debts, and to pay in like coin or currency interest thereon to the registered owner hereof, from the date hereof, at a rate equal to 7.84% per annum, payable on the first day of January, April, July and October of each year, beginning July 1, 1997 and on the Maturity Date, until the Company's obligation with respect to the payment of such principal, premium (if any) and interest shall be discharged. Overdue payments of principal, premium (if any) and interest shall bear interest as provided in the Thirteenth Supplemental Indenture. Unless otherwise agreed to in writing by the Company and the holders of the Bonds of Series M, payments of principal, premium (if any) and interest are to be made by wire transfer of immediately available funds to ABA No. 307088754 for the advice and credit to CoBank or to such other account as CoBank may direct.
    This bond is one of an authorized issue of bonds of the Company known as its First Mortgage Bonds (herein called the "Bonds"), not limited in aggregate principal amount except as provided in the Original Indenture hereinafter mentioned, all issued and to be issued in one or more series under and equally secured by an Indenture of Mortgage dated as of July 1, 1961 (herein called the "Original Indenture"), executed by Artesian Resources Corporation (then named Artesian Water Company), a corporation organized and existing under the laws of the State of Delaware (hereinafter called the "Corporation") and by Wilmington Trust Company, as trustee (herein called the "Trustee"). The Original Indenture has heretofore been supplemented by twelve supplemental indentures, including an eighth supplemental indenture dated as of July 1, 1984, pursuant to which the Company assumed all of the obligations of the Corporation under the Original Indenture, and by a thirteenth supplemental indenture dated as of June 1, 1997 (hereinafter called the "Thirteenth Supplemental Indenture"). Reference is hereby made to such Original Indenture as so supplemented for a description of the property mortgaged and pledged, the nature and extent of the security, the terms and conditions upon which the Bonds are and are to be issued and secured and the rights of the holders or registered owners thereof and of the Trustee in respect of such security. As provided in the Original Indenture, the Bonds may be issued in one or more series for various principal sums, may bear different dates and mature at different times, may bear interest at different rates and may otherwise vary as provided or permitted in the Original Indenture, as supplemented. This Bond is one of the Bonds described in the Thirteenth Supplemental Indenture and designated therein as "First Mortgage Bonds, Series M, 7.84%" (hereinafter called the "Bonds of Series M"). To the extent permitted by, and as provided in, the Original Indenture or any indenture supplemental thereto, modifications or alterations of the Original Indenture, or of an indenture supplemental thereto, and of the rights and obligations of the Company and of the rights of the holders of the Bonds issued and to be issued thereunder, may be made with the consent of the Company by an affirmative vote of the holders of not less than sixty-six and two-thirds per cent (66 2/3%) in aggregate principal amount of the Bonds then outstanding under the Original Indenture and entitled to vote and affected by such modification or alteration, at a meeting of bondholders called and held as provided in the Original Indenture, and, in case one or more but less than all of the series of the Bonds then outstanding under the Original Indenture and entitled to vote would be affected by the modification or alteration differently from or without affecting the Bonds of any of the other series, by an affirmative vote of the holders of not less than sixty-six and two-thirds per cent (66 2/3 %) in aggregate principal amount of the Bonds of each series so affected, or in either case by the written consent of the holders of such percentages of Bonds; provided, however, that no such modification or alteration may be made that would extend the maturity of, or reduce the principal amount of, or reduce the rate of, or extend the time of payment of interest on, or reduce any premium payable upon any redemption of, this Bond, or modify the terms of payment of principal or interest, or reduce the percentage required for the taking of any such action, without the express consent of the holder hereof.
    No reference herein to the Original Indenture or to any indenture supplemental thereto and no provision of this Bond or of the Original Indenture or of any indenture supplemental thereto shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of, premium (if any) and interest on this Bond at the time and place and at the rate and in the coin or currency herein prescribed.
    The Bonds of Series M shall be redeemable as provided in the Original Indenture and the Thirteenth Supplemental Indenture.
    The principal of the Bonds of Series M may be declared or may become due prior to the Maturity Date, in the manner and with the effect and subject to the conditions provided in the Original Indenture and the Thirteenth Supplemental Indenture.
    This Bond is transferable by the registered owner hereof, in person or by duly authorized attorney, on books of the Company to be kept for that purpose at the principal office of the Trustee in the City of Wilmington, Delaware, or, if there be a successor trustee, at its principal office, upon surrender hereof at such office for cancellation and upon presentation of a written instrument of transfer duly executed, and thereupon the Company shall issue in the name of the transferee or transferees, and the Trustee shall authenticate and deliver, a new registered Bond or Bonds of Series M, in an authorized denomination or denominations, of a like aggregate principal amount; and the registered owner of any registered Bond or Bonds of Series M may surrender the same as aforesaid at said office in exchange for a like aggregate principal amount of Bonds of like form of other authorized denominations, all upon payment of the charges and subject to the terms and conditions specified in the Original Indenture.
    The Company and the Trustee may deem and treat the person in whose name this Bond shall at the time be registered on the books of the Company as the absolute owner hereof for all purposes whatsoever (except as otherwise provided in Article XIV of the Original Indenture with respect to bondholders' meetings and consent); and payment of or on account of the principal of, premium (if any) and interest on this Bond shall be made only to or upon the order in writing of such registered owner hereof; and all such payments shall be valid and effectual to satisfy and discharge the liability upon this Bond to the extent of the sum or sums so paid.
    No recourse under or upon any obligation, covenant or agreement contained in the Original Indenture or in any indenture supplemental thereto, or in any Bond thereby secured, or because of any indebtedness thereby secured, shall be had against any incorporator or against any past, present or future stockholder, officer or director, as such, of the Company or of any successor corporation, either directly or through the Company or any successor corporation under any rule of law, statute or constitutional provision or by the enforcement of any assessment or by any legal or equitable proceeding or otherwise; it being expressly agreed and understood that the Original Indenture, any indenture supplemental thereto and the obligations thereby secured, are solely corporate obligations, and that no personal liability whatever shall attach to, or be incurred by, any indenture corporators, stockholders, officers or directors, as such, of the Company or any successor corporation or any of them, because of the incurring of the indebtedness thereby authorized, or under or by reason of any of the obligations, covenants or agreements, expressed or implied, contained in the Original Indenture or in any indenture supplemental thereto or in any of the Bonds thereby secured.
    This Bond shall not be entitled to any benefit under the Original Indenture or any indenture supplemental thereto, and shall not become valid or obligatory for any purpose until Wilmington Trust Company, as Trustee under the Indenture, or a successor trustee thereunder, shall have signed the form of authentication certificate endorsed hereon.

    IN WITNESS WHEREOF, ARTESIAN WATER COMPANY, INC. , has caused this Bond to be signed in its name by its President or a Vice President and its corporate seal (or a facsimile thereof) to be hereto affixed and attested by its Secretary or an Assistant Secretary, and this Bond to be dated
______________________, 19___.

                                  ARTESIAN WATER COMPANY, INC.



                                  By:____________________________

Attest:



___________________________



           FORM OF TRUSTEE'S AUTHENTICATION CERTIFICATE
                      FOR BONDS OF SERIES M

               TRUSTEE'S AUTHENTICATION CERTIFICATE


    This Bond is one of the Bonds, of the series designated therein, described in the within-mentioned Original Indenture, as supplemented.

                                  WILMINGTON TRUST COMPANY, as Trustee,


                                  By:________________________________
                                       Authorized Officer


                             ARTICLE II

                     COVENANTS OF THE COMPANY
    The Company hereby covenants and agrees that, without the prior written consent of the holders of not less than sixty-six and two-thirds percent
(66 2/3%) in principal amount of the Bonds of Series M then outstanding, so long as any of the Bonds of Series M are outstanding:
    Section 2.1 Series M Dividend Restriction. No dividends or other distributions of cash or other assets shall be declared or paid, directly or indirectly, on any shares of common stock of the Company, nor shall any shares of common stock of the Company be purchased, redeemed, retired, or otherwise acquired by the Company, if immediately after such declaration, payment, retirement, redemption or acquisition, the aggregate capital of the Company and its subsidiaries, on a consolidated basis, attributable to its common stock, surplus and retained earnings would be less than $20,000,000.
In determining the aggregate consolidated capital of the Company and its subsidiaries attributable to its common stock, its surplus, and its retained earnings for the purpose of this Section 2.1, any write-up of assets, or write-down or write-off of the excess over original cost of property made on the books of the Company subsequent to December 31, 1996 shall be disregarded.
    Section 2.2. Restrictions on Funded Indebtedness. The Company shall not incur, assume, guarantee or in any other manner become liable, with respect to any "Funded Indebtedness" (as hereinafter defined) or permit any subsidiary to incur any Funded Indebtedness, if immediately thereafter, the total amount of Funded Indebtedness then outstanding, would exceed sixty-six and two-thirds per cent (66 2/3%) of the "Total Permanent Capital" (as hereinafter defined) of the Company and its consolidated subsidiaries.
    Funded Indebtedness shall mean all bonds, debentures and other evidence of indebtedness of the Company and its subsidiaries, secured or unsecured, for money borrowed, but excluding (i) indebtedness maturing on demand or within one year from the date incurred and not renewable or extendable at the option of the debtor, (ii) indebtedness of the Company to any subsidiary and any indebtedness of a subsidiary to the Company, and (iii) indebtedness that has been called for redemption and for the payment of which monies have been irrevocably deposited with a trustee. Funded Indebtedness shall include the portion of bonds, notes or other indebtedness maturing, or required to be redeemed, within one year from the date as of which Funded Indebtedness is being determined.
    Total Permanent Capital shall mean, with respect to the Company and its subsidiaries: (i) the sum of the par or stated value of all outstanding capital stock of the Company and all paid-in premiums thereon; (ii) all surplus, including capital and earned surplus but not including surplus from any revaluation of the Company's assets after December 31, 1996; (iii) the minority interest (if any) in consolidated subsidiaries, but not including any earned surplus of subsidiaries prior to the date of acquisition of such subsidiaries; and (iv) all Funded Indebtedness of the Company and such subsidiaries.
    In all other respects, Funded Indebtedness and Total Permanent Capital shall be computed as they would be for a consolidated balance sheet of the Company and its subsidiaries on the applicable date, excluding all intercompany items, and in accordance with generally accepted accounting principles; provided that for purposes of computations under this Section 2.2, capitalized lease obligations shall be excluded from Funded Indebtedness.
    Section 2.3. Restrictions on Issuance of Additional Bonds. In addition to the circumstances under which a Net Earnings Certificate is required to be delivered to the Trustee under the terms of Sections 3.08 or 3.09 of the Original Indenture in connection with the issuance of Bonds by the Company pursuant to either such Section, in all other circumstances under which the Company proposes to issue additional Bonds under either Section 3.08 or 3.09 of the Original Indenture, it shall be a requirement of such issuance and of the authentication and delivery by the Trustee of any Bonds to be so issued that the Trustee shall have received a Net Earnings Certificate.
    Section 2.4. Transactions with Affiliates. The Company will not, and will not permit any subsidiary to, engage in any material transaction with an "Affiliate" (as hereinafter defined), including, without limitation, the purchase from, sale to or exchange of property with, or the rendering of any service by or for, any Affiliate, except upon terms that are at least as favorable to the Company or such subsidiary in all material respects as terms that could be obtained at the time in a comparable arms' length transaction with a person other than an Affiliate. For purposes of this Section 2.4, an Affiliate of any corporation shall mean any person or entity directly or indirectly controlling, controlled by, or under direct or indirect common control with such corporation; and a person or entity shall be deemed to control a corporation if such person or entity possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of such corporation, whether through the ownership of voting securities, by contract or otherwise.

                           ARTICLE III
                           THE TRUSTEE
    Section 3.1. Trustee Acceptance. The Trustee hereby accepts the trust hereby declared and provided and agrees to perform the same upon the terms set forth in the Original Indenture as further supplemented by this Thirteenth Supplemental Indenture and upon the additional terms and conditions that the Trustee shall not be responsible in any manner whatsoever for or in respect of the validity or sufficiency of this Thirteenth Supplemental Indenture or the due execution hereof by the Company or for or in respect of the recitals contained herein, all of which recitals are made by the Company solely.

                            ARTICLE IV
                          MISCELLANEOUS
    Section 4.1. Incorporation of Original Indenture Terms. This instrument shall be construed as an indenture supplemental to the Original Indenture, and shall form a part thereof. The Original Indenture as heretofore supplemented by the First Supplemental Indenture, the Second Supplemental Indenture, the Third Supplemental Indenture, the Fourth Supplemental Indenture, the Fifth Supplemental Indenture, the Sixth Supplemental Indenture, the Seventh Supplemental Indenture, the Eighth Supplemental Indenture, the Ninth Supplemental Indenture, the Tenth Supplemental Indenture, the Eleventh Supplemental Indenture, the Twelfth Supplemental Indenture and as further supplemented by this Thirteenth Supplemental Indenture is hereby ratified and confirmed. Terms defined in the Original Indenture that are used herein and not otherwise defined herein are used as defined in the Original Indenture.
    Section 4.2. Counterparts. This Thirteenth Supplemental Indenture may be simultaneously executed in any number of counterparts, each of which when so executed shall be deemed to be an original; but such counterparts shall together constitute but one and the same instrument.




                (Signatures follow on next page.)
    IN WITNESS WHEREOF, ARTESIAN WATER COMPANY, INC. has caused these presents to be signed in its corporate name by its President or one of its Vice Presidents and sealed with its corporate seal, attested by its Secretary or one of its Assistant Secretaries, and WILMINGTON TRUST COMPANY, as Trustee, has caused these presents to be signed in its corporate name by one of its Vice Presidents and sealed with its corporate seal, attested by one of its Assistant Secretaries, all as of the day and year first above written.

                                  ARTESIAN WATER COMPANY, INC.

                                  By:_______________________________
                                  Title:____________________________

      [SEAL]

Attest:  ___________________




               (Signatures continue on next page.)
            (Signatures continue from previous page.)



                                       WILMINGTON TRUST COMPANY,
                                  As Trustee,


                                  By:_________________________________



    [SEAL]

Attest: __________________________

STATE OF DELAWARE      )
                        )   SS.:
COUNTY OF NEW CASTLE    )


    On this, the _____ day of _____________, 1997, before me, the undersigned, notary public, personally appeared ________________, who acknowledged himself to be the ______________________ of Artesian Water Company, Inc., a corporation organized under the laws of the State of Delaware, and that he as such officer, being authorized to do so, executed the foregoing Thirteenth Supplemental Indenture for the purposes therein contained by signing the name of Artesian Water Company, Inc. by himself as _______________________.

          IN WITNESS WHEREOF, I hereunto set my hand and official seal.


                             _________________________ Notary Public
                             Wilmington, New Castle County

                             My Commission Expires
                             ___________________________
                                       [Seal]
STATE OF DELAWARE       )
                        )SS.
COUNTY OF NEW CASTLE    )

         On this, the _______day of ______________, 1997, before me, the
undersigned, notary public,    personally appeared ___________________, who
acknowledged herself to be the _______________ of Artesian Water Company, Inc., a corporation organized under the laws of the State of Delaware, and that he as such officer, being authorized to do so, executed the foregoing Thirteenth Supplemental Indenture for the purposes therein contained by signing the name of Artesian Water Company, Inc. by herself as
______________________.

          IN WITNESS WHEREOF, I hereunto set my hand and official seal.


                                  _______________________, Notary Public
                                  Wilmington, New Castle County

                                  My Commission Expires
                                  _____________________________
                                            [Seal]

STATE OF DELAWARE       )
                        )SS.:
COUNTY OF NEW CASTLE    )

    On this, the ______ day of ______________, 1997, before  me, the undersigned, notary public, personally appeared __________________________, who acknowledged himself to be a Vice President of Wilmington Trust Company, a corporation organized under the laws of the State of Delaware, and that he as such officer, being authorized to do so, executed the foregoing Thirteenth Supplemental Indenture for the purposes therein contained by signing the name of Wilmington Trust Company by himself as Vice President.

         I certify that I am not an officer or director of said trust company.

         IN WITNESS WHEREOF, I hereunto set my hand and official seal.


                                  _______________________, Notary Public
                                  Wilmington, New Castle County

                                  My Commission Expires
                                  ___________________________
                                            [Seal]
STATE OF DELAWARE       )
                        )SS.:
COUNTY OF NEW CASTLE    )

    On this, the _______ day of ______________, 1997, before me, the undersigned, notary public, personally appeared ____________________, who acknowledged herself to be a Vice President of Wilmington Trust Company, a corporation organized under the laws of the State of Delaware, and that he as such officer, being authorized to do so, executed the foregoing Thirteenth Supplemental Indenture for the purposes therein contained by signing the name of Wilmington Trust Company by herself as Vice President.

    I certify that I am not an officer or director of said trust company.

    IN WITNESS WHEREOF, I hereunto set my hand and official seal.

                                  __________________, Notary  Public
                                  Wilmington, New Castle County

                                  My Commission Expires
                                  _____________________________
                                            [Seal]

                            RECORDATION


    Recorded in the office of the Recorder of Deeds, in and for New Castle County and State of Delaware, in Mortgage Record ____________, Volume ______, Page _____, on the _____day of ________________, 1997.






                   ARTESIAN WATER COMPANY, INC.

                                TO

                    WILMINGTON TRUST COMPANY,
         As Trustee


                      _____________________


                FOURTEENTH SUPPLEMENTAL INDENTURE

                     Dated as of June 1, 1997


                      _____________________



              Supplemental to Indenture of Mortgage
                     Dated as of July 1, 1961

            $5,000,000 First Mortgage Bonds, Series N

    FOURTEENTH SUPPLEMENTAL INDENTURE, dated as of June 1, 1997, made by and between ARTESIAN WATER COMPANY, INC. (successor to Artesian Resources Corporation under the Original Indenture hereinafter referred to), a corporation organized and existing under the laws of the State of Delaware (hereinafter called the "Company"), party of the first part, and WILMINGTON TRUST COMPANY, a corporation organized and existing under the laws of the State of Delaware, having its principal office and place of business at Tenth and Market Streets, in the City of Wilmington, Delaware, as Trustee under the Original Indenture hereinafter referred to (hereinafter called the "Trustee"), party of the second part.
    WHEREAS, the Company is a wholly-owned subsidiary of ARTESIAN RESOURCES CORPORATION (its name having been changed from "Artesian Water Company"), a corporation organized and existing under the laws of the State of Delaware (hereinafter called the "Corporation"); and
    WHEREAS, the Corporation has heretofore executed and delivered to the Trustee an Indenture of Mortgage (hereinafter called the "Original Indenture") dated as of July 1, 1961, and duly recorded the Original Indenture in the Recorder's Office at Wilmington, in Mortgage Record A Volume 56, Page 1 etc., on the 13th day of November, A.D. 1961, for the purpose of securing First Mortgage Bonds of the Corporation to be issued from time to time in one or more series as therein provided; and
    WHEREAS, there have been issued under the Original Indenture $1,600,000 principal amount of First Mortgage Bonds, Series A, 4 1/2%, all of which were paid at maturity on November 1, 1978; and
    WHEREAS, there have been issued under the Original Indenture $1,000,000 principal amount of First Mortgage Bonds, Series B, 5 3/8%, the $912,750 remaining outstanding principal amount of which was paid at maturity on July 1, 1986; and
    WHEREAS, there have been issued under the Original Indenture as supplemented by a first supplemental indenture dated as of April 15, 1964 (hereinafter sometimes referred to as the "First Supplemental Indenture"), $1,250,000 principal amount of First Mortgage Bonds, Series C, 5 1/8%, the $1,225,000 remaining outstanding principal amount of which was paid at maturity on April 15, 1989; and
    WHEREAS, there have been issued under the Original Indenture, as supplemented by a second supplemental indenture dated as of June 1, 1970 (hereinafter sometimes referred to as the "Second Supplemental Indenture"), $1,000,000 principal amount of First Mortgage Bonds, Series D, 9 3/4%, the $640,000 remaining outstanding principal amount of which was paid at maturity on June 1, 1990; and
    WHEREAS, there have been issued under the Original Indenture as supplemented by a third supplemental indenture dated as of January 1, 1973 (hereinafter sometimes referred to as the "Third Supplemental Indenture"), $800,000 principal amount of First Mortgage Bonds, Series E, 8 1/2%, due January 1, 1998, all of which were redeemed on February 1, 1993; and
    WHEREAS, there have been issued under the Original Indenture, as supplemented by a fourth supplemental indenture dated as of November 1, 1975 (hereinafter sometimes referred to as the "Fourth Supplemental Indenture"), $1,500,000 principal amount of First Mortgage Bonds, Series F, 10 7/8%, due November 1, 1995, the $225,000 remaining outstanding principal amount of which was redeemed on February 1, 1993; and
    WHEREAS, there have been issued under the Original Indenture, as supplemented by a fifth supplemental indenture dated as of March 1, 1977 (hereinafter sometimes referred to as the "Fifth Supplemental Indenture"), $1,800,000 principal amount of First Mortgage Bonds, Series G, 8 7/8% due March 1, 1997, the $1,080,000 remaining outstanding principal amount of which was redeemed on February 1, 1993; and
    WHEREAS, there have been issued under the Original Indenture, as supplemented by a sixth supplemental indenture dated as of December 1, 1978 (hereinafter sometimes referred to as the "Sixth Supplemental Indenture"), $1,800,000 principal amount of First Mortgage Bonds, Series H, 9 3/4%, due December 1, 1998, the $1,260,000 remaining outstanding principal amount of which was redeemed on February 1, 1993; and
    WHEREAS, there have been issued under the Original Indenture, as supplemented by a seventh supplemental indenture dated as of November 1, 1981 (hereinafter sometimes referred to as the "Seventh Supplemental Indenture"), $3,000,000 principal amount of First Mortgage Bonds, Series I, 11 7/8%, due October 1, 1987, all of which were redeemed on October 1, 1986; and
    WHEREAS, there have been issued under the Original Indenture, as supplemented by a ninth supplemental indenture dated as of December 1, 1986 (hereinafter sometimes referred to as the "Ninth Supplemental Indenture"), $5,000,000 principal amount of First Mortgage Bonds, Series J, 9.55%, all of which were paid at maturity on December 1, 1996; and
    WHEREAS, there have been issued under the Original Indenture, as supplemented by a tenth supplemental indenture dated as of April 1, 1989 (hereinafter sometimes referred to as the "Tenth Supplemental Indenture"), $7,000,000 principal amount of First Mortgage Bonds, Series K, 10.17%, due April 1, 2009, all of which were outstanding as of the date hereof; and
    WHEREAS, there have been issued under the Original Indenture, as supplemented by a eleventh supplemental indenture dated as of February 1, 1993 (hereinafter sometimes referred to as the "Eleventh Supplemental Indenture"), $10,000,000 principal amount of First Mortgage Bonds, Series L, 8.03%, due February 1, 2003, all of which were outstanding as of the date hereof; and
    WHEREAS, the Original Indenture has been further supplemented pursuant to a twelfth supplemental indenture dated as of December 5, 1995 (hereinafter sometimes referred to as the "Twelfth Supplemental Indenture"), which provided for the release from the Indenture of certain assets of the Company; and
    WHEREAS, the Company was organized for stated purposes that encompass the stated purposes of the Corporation in order that the Company could acquire from the Corporation substantially all of the Mortgaged Property (as such term is defined in the Original Indenture) as an entirety and to operate the same; and
    WHEREAS, the Corporation, the Company and the Trustee entered into an eighth supplemental indenture dated as of July 1, 1984 (hereinafter sometimes referred to as the "Original Eighth Supplemental Indenture"), providing for the succession and substitution of the Company to and for the Corporation with the same effect as if the Company had been named in the Original Indenture as the mortgagor, and providing for the assumption by the Company of, and the release and discharge of the Corporation from, all liability and obligation on and with respect to the Bonds and coupons issued under the Original Indenture and all the terms, covenants and conditions of the Original Indenture; and
    WHEREAS, the Corporation, the Company and the Trustee executed a certain corrected eighth supplemental indenture dated as of July 1, 1984 (hereinafter sometimes referred to as the "Corrected Eighth Supplemental Indenture") which supplements and corrects certain descriptions of Mortgaged Property set forth in the Original Indenture (the Original Eighth Supplemental Indenture and the Corrected Eighth Supplemental Indenture being hereinafter sometimes referred to collectively as the "Eighth Supplemental Indenture"); and
    WHEREAS, on July 1, 1984, the Corporation conveyed and transferred substantially all the Mortgaged Property as an entirety, subject to the lien of the Original Indenture and all supplemental indentures thereto, to the Company; and
    WHEREAS, the Company has assumed and agreed that it will promptly pay or cause to be paid, the principal of and any premium that may be due and payable on and the interest on all the Bonds issued under the Original Indenture and all indentures supplemental thereto, and has agreed to perform, observe and fulfill, duly and punctually, all the terms, covenants and conditions of the Original Indenture and all indentures supplemental thereto stated therein to be performed, observed or fulfilled by the Corporation, and the Corporation has been released and discharged from all liability and obligation on and with respect to the Bonds and coupons issued under the Original Indenture and all terms, covenants and conditions of the Original Indenture and the Trustee has executed and delivered to the Company an instrument of partial defeasance dated April 4, 1986 pursuant to Article II of the Eighth Supplemental Indenture; and
    WHEREAS, the Company proposes to issue and sell not more than $10,000,000 principal amount of a new series of bonds to be designated as First Mortgage Bonds, Series M, 7.84% to be issued under and secured by the Original Indenture, as supplemented by a thirteenth supplemental indenture dated as of June 1, 1997 (hereinafter sometimes referred to as the "Thirteenth Supplemental Indenture"); and
    WHEREAS, concurrently with the creation of the First Mortgage Bonds, Series M, 7.84% the Company proposes to issue and sell not more than $5,000,000 principal amount of a new series of bonds to be designated as First Mortgage Bonds, Series N to be issued under and secured by the Original Indenture, as supplemented by this fourteenth supplemental indenture dated as of June 1, 1997 (hereinafter sometimes referred to as the "Fourteenth Supplemental Indenture"); and
    WHEREAS, the Company, pursuant to the provisions of the Original Indenture, has duly resolved and determined to make, execute and deliver to the Trustee the Thirteenth Supplemental Indenture and this Fourteenth Supplemental Indenture for the purpose of providing for the creation of the First Mortgage Bonds, Series M, 7.84% and the First Mortgage Bonds, Series N to be issued under and secured by the Original Indenture, as supplemented
(the Original Indenture, the First Supplemental Indenture, the Second Supplemental Indenture, the Third Supplemental Indenture, the Fourth Supplemental Indenture, the Fifth Supplemental Indenture, the Sixth Supplemental Indenture, the Seventh Supplemental Indenture, the Eight Supplemental Indenture, the Ninth Supplemental Indenture, the Tenth Supplemental Indenture, the Eleventh Supplemental Indenture, the Twelfth Supplemental Indenture, the Thirteenth Supplemental Indenture, this Fourteenth Supplemental Indenture and all indentures supplemental to the Original Indenture hereafter executed, being hereinafter sometimes called the "Indenture"); and
    WHEREAS, all things necessary to make $5,000,000 aggregate principal amount of the First Mortgage Bonds, Series N when duly executed by the Company and authenticated and delivered by the Trustee, legally valid and binding obligations of the Company entitled to the benefits and security of the Indenture, and to make this Fourteenth Supplemental Indenture a legally valid and binding obligation of the Company, enforceable against the Company in accordance with its terms, have been done and performed; and
    WHEREAS, the issuance of the First Mortgage Bonds, Series N, as herein provided, has been in all respects duly authorized by the Company as provided in the Indenture.
    NOW, THEREFORE, THIS INDENTURE WITNESSETH THAT ARTESIAN WATER COMPANY, INC., in consideration of the premises and of the acceptance by the Trustee of the trusts hereby created and of the purchase and acceptance of the First Mortgage Bonds, Series N by CoBank, ACB (hereinafter sometimes referred to as "CoBank") pursuant to the Amended and Restated Bond Purchase Agreement dated as of June 1, 1997 (hereinafter sometimes referred to as the "Bond Purchase Agreement") and of One Dollar to the Company duly paid by the Trustee at or before the ensealing and delivery of these presents, for itself and its successors, intending to be legally bound hereby, (i) does hereby ratify and confirm its mortgage and pledge to the Trustee of all property described in the Original Indenture, the First Supplemental Indenture, the Second Supplemental Indenture, the Third Supplemental Indenture, the Fourth Supplemental Indenture, the Fifth Supplemental Indenture, the Eighth Supplemental Indenture and the Thirteenth Supplemental Indenture (except such thereof as may heretofore have been released from the lien of the Indenture in accordance with the terms thereof) and (ii) does hereby covenant to and agree with the Trustee and its successors in the trust, for the benefit of those who shall hold or own such Bonds, or any of them, as follows:

                            ARTICLE I
                  FIRST MORTGAGE BONDS, Series N
    Section 1.1. Designation and Amount. A Series of bonds to be issued under the Original Indenture as heretofore supplemented and as supplemented hereby and secured thereby is hereby created which shall be designated as, and shall be distinguished from the Bonds of all other series by the title, "First Mortgage Bonds, Series N", herein referred to as the "Bonds of Series N". The aggregate principal amount of the Bonds of Series N shall not exceed $5,000,000.
    Section 1.2 Bond Terms. The Bonds of Series N shall be dated the date of their authentication and shall bear interest from such date, except as otherwise provided for Bonds issued upon subsequent exchanges and transfers by Section 2.06 of the Original Indenture, shall mature and be due on December 31, 2007 ( the "Maturity Date"), and shall bear interest at a rate determined as hereinafter provided. Until the "Fixed Rate Date" (as hereinafter defined) the Bonds of Series N shall bear interest at a rate equal to the "Weekly Quoted Variable Rate" (as hereinafter defined). The Weekly Quoted Variable Rate shall mean a variable annual interest rate equal at all times to the rate of interest established by CoBank on the first Business Day (as hereinafter defined) of each week and which shall be effective from and including the first Business Day of such week to but excluding the first Business Day of the next week; provided, however, that the Weekly Quoted Variable Rate may not exceed the lesser of (i) the "National Variable Rate" (as hereinafter defined) and (ii) the "Prime Rate" (as hereinafter defined). The National Variable Rate shall mean the rate of interest CoBank shall establish from time to time as its National Variable Rate, which rate is intended to be a reference rate and not CoBank's lowest rate. The Prime Rate shall mean the rate published from time to time in the Eastern Edition of The Wall Street Journal as the average prime lending rate for seventy five percent (75%) of the United States' thirty (30) largest commercial banks, or if The Wall Street Journal shall cease publication or cease publishing the Prime Rate on a regular basis, such other regularly published prime rate determined on a substantially similar basis as CoBank shall specify. Business Day shall mean any day that CoBank is open for business, except any day when Federal Reserve Banks are closed.
    From and after the Fixed Rate Date, the Bonds of Series N shall bear interest at a rate equal to the "U.S. Treasury Rate" (as hereinafter defined) plus 1.25% per annum (the "Fixed Rate"). The U.S. Treasury Rate shall be determined by CoBank as of a date not more than five (5) days prior to the Fixed Rate Date and shall be equal to the yield to maturity on U.S. Treasury instruments maturing on the Maturity Date, as calculated from the bid price indicated by Telerate (page 5) on the date of determination. In the event no instrument matures on the Maturity Date, then the rate shall be interpolated based on the bid prices quoted for the next longest and shortest maturities so indicated. In the event Telerate ceases to provide such quotations or materially changes the form or substance of page 5 (as reasonably determined by CoBank), then CoBank will notify the Company, and CoBank and the Company will agree upon a substitute basis for obtaining such quotations. The Fixed Rate Date shall mean the earlier to occur of (i) January 1, 1998, (ii) the date on which an aggregate of $5,000,000 principal amount of the Bonds of Series N has been issued and (iii) the date the Company selects as the Fixed Rate Date by written notice to CoBank and the Trustee specifying the Fixed Rate Date, which notice shall be received not less than ten (10) days and not more than fifteen (15) days before the date selected as the Fixed Rate Date.
    On the Fixed Rate Date, any Bond of the Series N bearing interest at the Weekly Quoted Variable Rate shall be exchanged as provided in Sections 2.06 and 2.09 of the Original Indenture for a Bond of the Series N bearing interest at the Fixed Rate.
    While the Bonds of Series N bear interest at the Weekly Quoted Variable Rate, interest shall be due and payable on the first day of each calendar month. While the Bonds of Series N bear interest at the Fixed Rate, interest shall be due and payable on the first day of January, April, July and October of each year and on the Maturity Date. In either event, interest shall accrue until the Company's obligation with respect to the payment of principal, premium (if any) and interest shall be discharged.
    The Bonds of Series N shall be issuable as registered bonds without coupons in the denominations of Five Hundred Thousand Dollars ($500,000) and any multiple thereof, numbered LRl and upwards.
    Unless otherwise agreed to in writing by the Company and the holders of the Bonds of Series N, the payment of the principal of, premium (if any) and interest on, the Bonds of Series N shall be made by wire transfer of immediately available funds to ABA No. 307088754 for the advice and credit of CoBank (or to such other account as CoBank may direct by notice). Funds received by wire before 3:00 p.m. Eastern time shall be credited on the day received and funds received by wire after 3:00 p.m. Eastern time shall be credited the next Business Day.
    The Bonds of Series N shall be redeemable as provided in the Original Indenture, in whole or in part, at any time or from time to time, either
(i) at the option of the Company or (ii) pursuant to any provision of the Original Indenture or the Bond Purchase Agreement requiring or authorizing such redemption. Any redemption of the Bonds of Series N shall be effected in accordance with the provisions of Article V of the Original Indenture and the provisions of this Section 1.2.
    In accordance with the provisions of Section 6.07 of the Original Indenture, in the event that either (i) all or substantially all the property of the Company at the time subject to the lien of the Indenture as a first mortgage lien thereon or (ii) all or substantially all of the property of the Company at the time subject to the lien of the Indenture as a first mortgage lien thereon that is used or useful in connection with the business of the Company as a water company or as a water utility shall be released from the lien of the Indenture under the provisions of Section 6.03 or Section 6.06 of the Original Indenture, then all of the Bonds then outstanding including the Bonds of Series N are to be redeemed.
    The redemption of any or all of the Bonds of Series N accruing interest at the Weekly Quoted Variable Rate shall be at a redemption price equal to the sum of (i) the aggregate principal amount thereof to be redeemed plus
(ii) the interest accrued thereon to the date fixed for redemption. The redemption of any or all of the Bonds of Series N accruing interest at the Fixed Rate shall be at a redemption price equal to the sum of (i) the aggregate principal amount thereof to be redeemed, plus (ii) the interest accrued thereon to the date fixed for redemption plus (iii) a "Redemption Premium" (as hereinafter defined) determined three (3) Business Days prior to the date fixed for redemption. CoBank will furnish notice to the Company and the Trustee, by telecopy or other same-day written communication, on a date at least two (2) Business Days prior to the date fixed for redemption of the Bonds of Series N, of the Redemption Premium, if any, applicable to such redemption and the calculations, in reasonable detail, used to determine the amount of any such Redemption Premium. As used herein, the term Redemption Premium shall mean and be calculated as follows:
         (A) Determine the difference between: (i) CoBank's cost of funds (determined in accordance with its standard methodology) on the Fixed Rate Date minus (ii) CoBank's cost of funds (determined in accordance with such methodology) on the Mandatory Redemption Date or other date fixed for redemption to fund the purchase of new bonds for a period ending on the Maturity Date. For the purposes of the remaining calculations, if such difference is negative, such difference shall be deemed to equal zero.
         (B) Add 1/2 of 1% to such difference (such that the minimum result shall at all times be 1/2 of 1%).
         (C) For each annual period (from each January 1) or part thereof during which the Bonds of Series N being redeemed were scheduled to be outstanding, multiply the amount determined in (B) above by the principal amount of the Bonds of Series N being redeemed which was scheduled to be outstanding during such annual period;
         (D) Determine the present value of the amount determined in (C) above based upon the scheduled time that interest on the Bonds of Series N redeemed would have been payable and a discount rate equal to the rate referred to in (A)(ii) above. That result shall be the Redemption Premium.
    The principal of the Bonds of Series N may be declared or may become due and payable prior to the Maturity Date, in the manner and with the effect and subject to the conditions provided in the Original Indenture and this Fourteenth Supplemental Indenture (i) upon the occurrence of an Event of Default as provided in the Original Indenture or (ii) as provided in the Bond Purchase Agreement. Upon the principal of the Bonds of Series N becoming due and payable on (i) the Maturity Date or (ii) a date prior to the Maturity Date as provided in this Section 1.2, any unpaid principal, premium (if any) and interest payment shall automatically accrue interest at 4% per annum in excess of the National Variable Rate.
    The Bonds of Series N shall be registerable, transferable, and exchangeable as provided in Article II of the Original Indenture and this
Section 1.2; provided that the Bonds of Series N shall not be issued as coupon Bonds.
    Section 1.3 Form of Bond. The text of the registered Bonds of Series N and of the authentication certificate of the Trustee upon said Bonds shall be, respectively, substantially as follows:

       FORM OF REGISTERED BOND OF SERIES N WITHOUT COUPONS

No. NR________                                        $__________

                   ARTESIAN WATER COMPANY, INC.
                  FIRST MORTGAGE BONDS, SERIES N
                        December 31, 2007

    ARTESIAN WATER COMPANY, INC., a corporation organized and existing under the laws of the State of Delaware (hereinafter called the "Company", which term shall include any successor corporation as defined in the Original Indenture hereinafter referred to), for value received, hereby promises to pay to ______________________________________ or registered assigns, on
December 31, 2007, the sum of _____________Dollars in coin or currency of the United States of America that at the time of payment is legal tender for the payment of public and private debts, and to pay in like coin or currency interest thereon to the registered owner hereof, from the date hereof, at a rate determined as hereinafter provided.

[Alternative No. 1   For Bonds Issued Before the Fixed Rate Date]
This bond shall bear interest at a rate equal to the "Weekly Quoted Variable Rate" (as hereinafter defined), due and payable on the first day of each calendar month. The Weekly Quoted Variable Rate shall mean a variable annual interest rate equal at all times to the rate of interest established by CoBank on the first Business Day (as hereinafter defined) of each week and which shall be effective from and including the first Business Day of such week to but excluding the first Business Day of the next week; provided, however, that the Weekly Quoted Variable Rate may not exceed the lesser of (i) the "National Variable Rate" (as hereinafter defined) and (ii) the "Prime Rate" (as hereinafter defined). The National Variable Rate shall mean the rate of interest CoBank shall establish from time to time as its National Variable Rate, which rate is intended to be a reference rate and not CoBank's lowest rate. The Prime Rate shall mean the rate published from time to time in the Eastern Edition of The Wall Street Journal as the average prime lending rate for seventy five percent (75%) of the United States' thirty (30) largest commercial banks, or if The Wall Street Journal shall cease publication or cease publishing the Prime Rate on a regular basis, such other regularly published prime rate determined on a substantially similar basis as CoBank shall specify. Business Day shall mean any day that CoBank is open for business, except any day when Federal Reserve Banks are closed.

[Alternative No. 2   For Bonds Issued On or After the Fixed Rate Date]
This bond shall bear interest at _______% per annum, payable on the first day of January, April, July and October of each year, beginning July 1, 1997 and on the Maturity Date.

    Interest shall accrue until the Company's obligation with respect to the payment of such principal, premium (if any) and interest shall be discharged. Overdue payments of principal, premium (if any) and interest shall bear interest as provided in the Fourteenth Supplemental Indenture. Unless otherwise agreed to in writing by the Company and the holders of the Bonds of Series N, payments of principal, premium (if any) and interest are to be made by wire transfer of immediately available funds to ABA No. 307088754 for the advice and credit to CoBank or to such other account as CoBank may direct.
    This bond is one of an authorized issue of bonds of the Company known as its First Mortgage Bonds (herein called the "Bonds"), not limited in aggregate principal amount except as provided in the Original Indenture hereinafter mentioned, all issued and to be issued in one or more series under and equally secured by an Indenture of Mortgage dated as of July 1, 1961 (herein called the "Original Indenture"), executed by Artesian Resources Corporation (then named Artesian Water Company), a corporation organized and existing under the laws of the State of Delaware (hereinafter called the "Corporation") and by Wilmington Trust Company, as trustee (herein called the "Trustee"). The Original Indenture has heretofore been supplemented by thirteen supplemental indentures, including an eighth supplemental indenture dated as of July 1, 1984, pursuant to which the Company assumed all of the obligations of the Corporation under the Original Indenture, and by a fourteenth supplemental indenture dated as of June 1, 1997 (hereinafter called the "Fourteenth Supplemental Indenture"). Reference is hereby made to such Original Indenture as so supplemented for a description of the property mortgaged and pledged, the nature and extent of the security, the terms and conditions upon which the Bonds are and are to be issued and secured and the rights of the holders or registered owners thereof and of the Trustee in respect of such security. As provided in the Original Indenture, the Bonds may be issued in one or more series for various principal sums, may bear different dates and mature at different times, may bear interest at different rates and may otherwise vary as provided or permitted in the Original Indenture, as supplemented. This Bond is one of the Bonds described in the Fourteenth Supplemental Indenture and designated therein as "First Mortgage Bonds, Series N" (hereinafter called the "Bonds of Series N"). To the extent permitted by, and as provided in, the Original Indenture or any indenture supplemental thereto, modifications or alterations of the Original Indenture, or of an indenture supplemental thereto, and of the rights and obligations of the Company and of the rights of the holders of the Bonds issued and to be issued thereunder, may be made with the consent of the Company by an affirmative vote of the holders of not less than sixty-six and two-thirds per cent (66 2/3%) in aggregate principal amount of the Bonds then outstanding under the Original Indenture and entitled to vote and affected by such modification or alteration, at a meeting of bondholders called and held as provided in the Original Indenture, and, in case one or more but less than all of the series of the Bonds then outstanding under the Original Indenture and entitled to vote would be affected by the modification or alteration differently from or without affecting the Bonds of any of the other series, by an affirmative vote of the holders of not less than sixty-six and two-thirds per cent (66 2/3%) in aggregate principal amount of the Bonds of each series so affected, or in either case by the written consent of the holders of such percentages of Bonds; provided, however, that no such modification or alteration may be made that would extend the maturity of, or reduce the principal amount of, or reduce the rate of, or extend the time of payment of interest on, or reduce any premium payable upon any redemption of, this Bond, or modify the terms of payment of principal or interest, or reduce the percentage required for the taking of any such action, without the express consent of the holder hereof.
    No reference herein to the Original Indenture or to any indenture supplemental thereto and no provision of this Bond or of the Original Indenture or of any indenture supplemental thereto shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of, premium (if any) and interest on this Bond at the time and place and at the rate and in the coin or currency herein prescribed.
    The Bonds of Series N shall be redeemable as provided in the Original Indenture and the Fourteenth Supplemental Indenture.
    The principal of the Bonds of Series N may be declared or may become due prior to the Maturity Date, in the manner and with the effect and subject to the conditions provided in the Original Indenture and the Fourteenth Supplemental Indenture.
    This Bond is transferable by the registered owner hereof, in person or by duly authorized attorney, on books of the Company to be kept for that purpose at the principal office of the Trustee in the City of Wilmington, Delaware, or, if there be a successor trustee, at its principal office, upon surrender hereof at such office for cancellation and upon presentation of a written instrument of transfer duly executed, and thereupon the Company shall issue in the name of the transferee or transferees, and the Trustee shall authenticate and deliver, a new registered Bond or Bonds of Series N, in an authorized denomination or denominations, of a like aggregate principal amount; and the registered owner of any registered Bond or Bonds of Series N may surrender the same as aforesaid at said office in exchange for a like aggregate principal amount of Bonds of like form of other authorized denominations, all upon payment of the charges and subject to the terms and conditions specified in the Original Indenture.
    The Company and the Trustee may deem and treat the person in whose name this Bond shall at the time be registered on the books of the Company as the absolute owner hereof for all purposes whatsoever (except as otherwise provided in Article XIV of the Original Indenture with respect to bondholders' meetings and consent); and payment of or on account of the principal of, premium (if any) and interest on this Bond shall be made only to or upon the order in writing of such registered owner hereof; and all such payments shall be valid and effectual to satisfy and discharge the liability upon this Bond to the extent of the sum or sums so paid.
    No recourse under or upon any obligation, covenant or agreement contained in the Original Indenture or in any indenture supplemental thereto, or in any Bond thereby secured, or because of any indebtedness thereby secured, shall be had against any incorporator or against any past, present or future stockholder, officer or director, as such, of the Company or of any successor corporation, either directly or through the Company or any successor corporation under any rule of law, statute or constitutional provision or by the enforcement of any assessment or by any legal or equitable proceeding or otherwise; it being expressly agreed and understood that the Original Indenture, any indenture supplemental thereto and the obligations thereby secured, are solely corporate obligations, and that no personal liability whatever shall attach to, or be incurred by, any indenture corporators, stockholders, officers or directors, as such, of the Company or any successor corporation or any of them, because of the incurring of the indebtedness thereby authorized, or under or by reason of any of the obligations, covenants or agreements, expressed or implied, contained in the Original Indenture or in any indenture supplemental thereto or in any of the Bonds thereby secured.
    This Bond shall not be entitled to any benefit under the Original Indenture or any indenture supplemental thereto, and shall not become valid or obligatory for any purpose until Wilmington Trust Company, as Trustee under the Indenture, or a successor trustee thereunder, shall have signed the form of authentication certificate endorsed hereon.



                (Signatures follow on next page.)


                IN WITNESS WHEREOF, ARTESIAN WATER COMPANY, INC., has caused this Bond to be signed in its name by its President or a Vice President and its corporate seal (or a facsimile thereof) to be hereto affixed and attested by its Secretary or an Assistant Secretary, and this Bond to be dated ______________________, 19___.

                                  ARTESIAN WATER COMPANY, INC.



                                  By:____________________________

Attest:



___________________________



            FORM OF TRUSTEE'S AUTHENTICATION CERTIFICATE
                      FOR BONDS OF SERIES N

               TRUSTEE'S AUTHENTICATION CERTIFICATE


    This Bond is one of the Bonds, of the series designated therein, described in the within-mentioned Original Indenture, as supplemented.

                                  WILMINGTON TRUST COMPANY, as Trustee,


                                  By:________________________________
                                       Authorized Officer


                             ARTICLE II

                     COVENANTS OF THE COMPANY
    The Company hereby covenants and agrees that, without the prior written consent of the holders of not less than sixty-six and two-thirds percent
(66 2/3%) in principal amount of the Bonds of Series N then outstanding, so long as any of the Bonds of Series N are outstanding:
    Section 2.1 Series N Dividend Restriction. No dividends or other distributions of cash or other assets shall be declared or paid, directly or indirectly, on any shares of common stock of the Company, nor shall any shares of common stock of the Company be purchased, redeemed, retired, or otherwise acquired by the Company, if immediately after such declaration, payment, retirement, redemption or acquisition, the aggregate capital of the Company and its subsidiaries, on a consolidated basis, attributable to its common stock, surplus and retained earnings would be less than $20,000,000.
In determining the aggregate consolidated capital of the Company and its subsidiaries attributable to its common stock, its surplus, and its retained earnings for the purpose of this Section 2.1, any write-up of assets, or write-down or write-off of the excess over original cost of property made on the books of the Company subsequent to December 31, 1996 shall be disregarded.
    Section 2.2. Restrictions on Funded Indebtedness. The Company shall not incur, assume, guarantee or in any other manner become liable, with respect to any "Funded Indebtedness" (as hereinafter defined) or permit any subsidiary to incur any Funded Indebtedness, if immediately thereafter, the total amount of Funded Indebtedness then outstanding, would exceed sixty-six and two-thirds per cent (66 2/3%) of the "Total Permanent Capital" (as hereinafter defined) of the Company and its consolidated subsidiaries.
    Funded Indebtedness shall mean all bonds, debentures and other evidence of indebtedness of the Company and its subsidiaries, secured or unsecured, for money borrowed, but excluding (i) indebtedness maturing on demand or within one year from the date incurred and not renewable or extendable at the option of the debtor, (ii) indebtedness of the Company to any subsidiary and any indebtedness of a subsidiary to the Company, and (iii) indebtedness that has been called for redemption and for the payment of which monies have been irrevocably deposited with a trustee. Funded Indebtedness shall include the portion of bonds, notes or other indebtedness maturing, or required to be redeemed, within one year from the date as of which Funded Indebtedness is being determined.
    Total Permanent Capital shall mean, with respect to the Company and its subsidiaries: (i) the sum of the par or stated value of all outstanding capital stock of the Company and all paid-in premiums thereon; (ii) all surplus, including capital and earned surplus but not including surplus from any revaluation of the Company's assets after December 31, 1996; (iii) the minority interest (if any) in consolidated subsidiaries, but not including any earned surplus of subsidiaries prior to the date of acquisition of such subsidiaries; and (iv) all Funded Indebtedness of the Company and such subsidiaries.
    In all other respects, Funded Indebtedness and Total Permanent Capital shall be computed as they would be for a consolidated balance sheet of the Company and its subsidiaries on the applicable date, excluding all intercompany items, and in accordance with generally accepted accounting principles; provided that for purposes of computations under this Section 2.2, capitalized lease obligations shall be excluded from Funded Indebtedness.
    Section 2.3. Restrictions on Issuance of Additional Bonds. In addition to the circumstances under which a Net Earnings Certificate is required to be delivered to the Trustee under the terms of Sections 3.08 or 3.09 of the Original Indenture in connection with the issuance of Bonds by the Company pursuant to either such Section, in all other circumstances under which the Company proposes to issue additional Bonds under either Section 3.08 or 3.09 of the Original Indenture, it shall be a requirement of such issuance and of the authentication and delivery by the Trustee of any Bonds to be so issued that the Trustee shall have received a Net Earnings Certificate.
    Section 2.4. Transactions with Affiliates. The Company will not, and will not permit any subsidiary to, engage in any material transaction with an "Affiliate" (as hereinafter defined), including, without limitation, the purchase from, sale to or exchange of property with, or the rendering of any service by or for, any Affiliate, except upon terms that are at least as favorable to the Company or such subsidiary in all material respects as terms that could be obtained at the time in a comparable arms' length transaction with a person other than an Affiliate. For purposes of this Section 2.4, an Affiliate of any corporation shall mean any person or entity directly or indirectly controlling, controlled by, or under direct or indirect common control with such corporation; and a person or entity shall be deemed to control a corporation if such person or entity possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of such corporation, whether through the ownership of voting securities, by contract or otherwise.

                           ARTICLE III
                           THE TRUSTEE
    Section 3.1. Trustee Acceptance. The Trustee hereby accepts the trust hereby declared and provided and agrees to perform the same upon the terms set forth in the Original Indenture as further supplemented by this Fourteenth Supplemental Indenture and upon the additional terms and conditions that the Trustee shall not be responsible in any manner whatsoever for or in respect of the validity or sufficiency of this Fourteenth Supplemental Indenture or the due execution hereof by the Company or for or in respect of the recitals contained herein, all of which recitals are made by the Company solely.

                            ARTICLE IV
                          MISCELLANEOUS
    Section 4.1. Incorporation of Original Indenture Terms. This instrument shall be construed as an indenture supplemental to the Original Indenture, and shall form a part thereof. The Original Indenture as heretofore supplemented by the First Supplemental Indenture, the Second Supplemental Indenture, the Third Supplemental Indenture, the Fourth Supplemental Indenture, the Fifth Supplemental Indenture, the Sixth Supplemental Indenture, the Seventh Supplemental Indenture, the Eighth Supplemental Indenture, the Ninth Supplemental Indenture, the Tenth Supplemental Indenture, the Eleventh Supplemental Indenture, the Twelfth Supplemental Indenture, the Thirteenth Supplemental Indenture and as further supplemented by this Fourteenth Supplemental Indenture is hereby ratified and confirmed. Terms defined in the Original Indenture that are used herein and not otherwise defined herein are used as defined in the Original Indenture.
    Section 4.2. Counterparts. This Fourteenth Supplemental Indenture may be simultaneously executed in any number of counterparts, each of which when so executed shall be deemed to be an original; but such counterparts shall together constitute but one and the same instrument.



    IN WITNESS WHEREOF, ARTESIAN WATER COMPANY, INC. has caused these presents to be signed in its corporate name by its President or one of its Vice Presidents and sealed with its corporate seal, attested by its Secretary or one of its Assistant Secretaries, and WILMINGTON TRUST COMPANY, as Trustee, has caused these presents to be signed in its corporate name by one of its Vice Presidents and sealed with its corporate seal, attested by one of its Assistant Secretaries, all as of the day and year first above written.

                                  ARTESIAN WATER COMPANY, INC.

                                  By:_______________________________
                                  Title:____________________________

      [SEAL]

Attest:  ___________________


               (Signatures continue on next page.)


               (Signatures continued from previous page.)




                                       WILMINGTON TRUST COMPANY,
                                  As Trustee,


                                  By:_________________________________



    [SEAL]

Attest: __________________________

STATE OF DELAWARE       )
                        )   SS.:
COUNTY OF NEW CASTLE    )


    On this, the _____ day of _____________, 1997, before me, the undersigned, notary public, personally appeared ________________, who acknowledged himself to be the ______________________ of Artesian Water Company, Inc., a corporation organized under the laws of the State of Delaware, and that he as such officer, being authorized to do so, executed the foregoing Fourteenth Supplemental Indenture for the purposes therein contained by signing the name of Artesian Water Company, Inc. by himself as _______________________.

          IN WITNESS WHEREOF, I hereunto set my hand and official seal.


                             _________________________ Notary Public
                             Wilmington, New Castle County

                             My Commission Expires
                             ___________________________
                                       [Seal]

STATE OF DELAWARE       )
                        )SS.
COUNTY OF NEW CASTLE    )

         On this, the _______day of ______________, 1997, before me, the
undersigned,    notary public, personally appeared ___________________, who acknowledged herself to be the _______________ of Artesian Water Company, Inc., a corporation organized under the laws of the State of Delaware, and that he as such officer, being authorized to do so, executed the foregoing Fourteenth Supplemental Indenture for the purposes therein contained by signing the name of Artesian Water Company, Inc. by herself as
______________________.

          IN WITNESS WHEREOF, I hereunto set my hand and official seal.


                                  _______________________, Notary Public
                                  Wilmington, New Castle County

                                  My Commission Expires
                                  _____________________________
                                            [Seal]

STATE OF DELAWARE       )
                        )SS.:
COUNTY OF NEW CASTLE    )

    On this, the ______ day of ______________, 1997, before  me, the undersigned, notary public, personally appeared __________________________, who acknowledged himself to be a Vice President of Wilmington Trust Company, a corporation organized under the laws of the State of Delaware, and that he as such officer, being authorized to do so, executed the foregoing Fourteenth Supplemental Indenture for the purposes therein contained by signing the name of Wilmington Trust Company by himself as Vice President.

         I certify that I am not an officer or director of said trust company.

          IN WITNESS WHEREOF, I hereunto set my hand and official seal.


                                  _______________________, Notary Public
                                  Wilmington, New Castle County

                                  My Commission Expires
                                  ___________________________
                                            [Seal]
STATE OF DELAWARE       )
                        )SS.:
COUNTY OF NEW CASTLE    )

    On this, the _______ day of ______________, 1997, before me, the undersigned, notary public, personally appeared ____________________, who acknowledged herself to be a Vice President of Wilmington Trust Company, a corporation organized under the laws of the State of Delaware, and that he as such officer, being authorized to do so, executed the foregoing Fourteenth Supplemental Indenture for the purposes therein contained by signing the name of Wilmington Trust Company by herself as Vice President.

    I certify that I am not an officer or director of said trust company.

IN WITNESS WHEREOF, I hereunto set my hand and official seal.

                                  __________________, Notary  Public
                                  Wilmington, New Castle County

                                  My Commission Expires
                                  _____________________________
                                            [Seal]

                            RECORDATION


    Recorded in the office of the Recorder of Deeds, in and for New Castle County and State of Delaware, in Mortgage Record ____________, Volume ______, Page _____, on the _____day of ________________, 1997.






EXHIBIT 11 - COMPUTATION OF EARNINGS PER COMMON SHARE

                                             For the Six Months Ended
                                                      June 30,
                                             1997                1996

Earnings
  Income applicable to Common Stock      $  681,836          $  804,967

Shares
  Weighted average number of
    shares outstanding                    1,765,079           1,267,899

Net income per Common Share              $     0.39          $     0.63


EXHIBIT 27 - FINANCIAL DATA SCHEDULE

     Filed as an exhibit to this Form 10-Q.


SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ARTESIAN RESOURCES CORPORATION


8/14/97                      /s/ Dian C. Taylor
                             Dian C. Taylor
                             President, CEO, and Chair of the Board
                             Artesian Resources Corporation and Subsidiaries


8/14/97                      /s/ David B. Spacht
                             David B. Spacht
                             Vice President, Chief Financial Officer, and
                             Treasurer
                             Artesian Resources Corporation and Subsidiaries