Form 10-Q
period 1997-09-30
ARTESIAN RESOURCES CORP
filed 1997-11-12
CIK 863110

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                    or

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

    As of November 3, 1997, 1,266,657 shares and 506,490 shares of Class A Non-Voting Common Stock and Class B Common Stock, respectively, were outstanding.


               ARTESIAN RESOURCES CORPORATION

                    INDEX TO FORM 10-Q

                              Part I - Financial Information:  Page(s)

          Item 1 - Financial Statements

               Consolidated Balance Sheet -
               September 30, 1997 and December 31, 1996              3

               Consolidated Statement of Income for
               the quarters ended September 30, 1997 and 1996        4

               Consolidated Statement of Income for
               the nine months ended September 30, 1997 and 1996     5

               Consolidated Statement of Retained Earnings for
               the nine months ended September 30, 1997 and 1996     5

               Consolidated Statement of Cash Flows for the
               nine months ended September 30, 1997 and 1996         6

               Notes to the Consolidated Financial Statements     7-9

          Item 2 - Management's Discussion and Analysis of
               Results of Operations and Financial Condition     10-11

      Part II - Other Information:

          Item 5 - Other Information                               12

          Item 6 - Exhibits and Reports on Form 8-K                12

          Signatures                                               12



Part I - Financial Information
Item I - Financial Statements
              ARTESIAN RESOURCES CORPORATION
                CONSOLIDATED BALANCE SHEET
                     (In thousands)            Unaudited
                                              September 30,    December 31,
                                                  1997             1996
ASSETS
  Utility plant, at orig. cost less
    accumulated depreciation                   $ 94,080          $ 88,993
CURRENT ASSETS
  Cash and cash equivalents                         629               148
  Accounts receivable                             2,222             1,884
  Unbilled operating revenue                      1,631             1,663
  Materials and supplies - FIFO                     667               621
  Prepaid property taxes                            778               490
  Prepaid expenses and other                        464               320
  State and federal income taxes                    ---               233
                                                  6,391             5,359

OTHER ASSETS
  Non-utility property (less accumulated
    depreciation 1997-$144,;1996-$1,505)            349               874
  Deferred income taxes                             669               731
  Other deferred assets                           1,205             1,156
                                                  2,223             2,761
REGULATORY ASSETS                                 2,769             2,595
                                               $105,463          $ 99,708
LIABILITIES AND STOCKHOLDERS' EQUITY
  Common stock                                 $  1,765          $  1,748
  Additional paid-in capital                     17,381            17,125
  Retained earnings                               6,627             6,614
  Preferred stock                                   272               272
  Total common stockholders' equity              26,045            25,759
  Preferred stock-mandatorily
    redeemable                                      712               825
  Long-term debt, net of current
     portion                                     32,133            26,259
                                                 58,890            52,843
CURRENT LIABILITIES
  Notes payable                                     ---                25
  Current portion of long-term debt                 100               350
  Dividends payable                                  22               ---
  Accounts payable                                1,254             2,883
  Overdraft payable                                 793               687
  State and federal income taxes                    622               ---
  Deferred income taxes                             ---               179
  Interest accrued                                  779               630
  Customer deposits                                 363               378
  Other                                             888               519
                                                  4,821             5,651
DEFERRED CREDITS AND OTHER LIABILITIES
  Net advances for construction                  19,327            19,080
  Postretirement benefit obligation               1,754             1,759
  Deferred investment tax credits                   995             1,025
                                                 22,076            21,864
NET CONTRIBUTIONS IN AID OF CONSTRUCTION         19,676            19,350
                                               $105,463          $ 99,708



              ARTESIAN RESOURCES CORPORATION
             CONSOLIDATED STATEMENT OF INCOME
                        Unaudited
        (In thousands, except per share amounts)
                                                     For the Quarter
                                                   Ended September  30,
                                                   1997           1996
OPERATING REVENUES
  Water sales                                     $5,780         $5,219
  Other utility operating revenue                     84             75
                                                   5,864          5,294

OPERATING EXPENSES
  Utility operating expenses                       3,225          2,987
  Non-utility operating expenses (Note 3)             12             12
  Related party expenses (Note 4)                     62             61
  Depreciation                                       599            542
  Income taxes                                       400            316
  Taxes other than income                            343            367
                                                   4,641          4,285

OPERATING INCOME                                   1,223          1,009

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION          24             46
OTHER EXPENSE                                          4            (12)

INCOME BEFORE INTEREST CHARGES                     1,251          1,043

INTEREST CHARGES
  Long-term debt                                     274            510
  Short-term debt                                    377             38
  Amortization of debt expense                         7              6
  Other                                                7             11
                                                     665            565

NET INCOME                                           586            478

DIVIDENDS ON PREFERRED STOCK                          22             25

NET INCOME APPLICABLE
  TO COMMON STOCK                                 $  564        $   453

PER SHARE OF COMMON STOCK:
  Net income                                      $ 0.32        $  0.26
  Cash dividends                                  $ 0.23        $  0.23




              ARTESIAN RESOURCES CORPORATION
             CONSOLIDATED STATEMENT OF INCOME
                        Unaudited
           (In thousands, except per share amount)
                                                   For the Nine Months
                                                   Ended September 30,
                                                 1997              1996
OPERATING REVENUES
  Water sales                                  $ 16,145          $ 15,364
  Other utility operating revenue                   248               184
  Non-utility operating revenue                     ---                80
                                                 16,393            15,628
OPERATING EXPENSES
  Utility operating expenses                      9,348             8,627
  Non-utility operating expenses (Note 3)            12                63
  Related party expenses (Note 4)                   185               184
  Depreciation                                    1,826             1,605
  Income taxes                                      849               892
  Taxes other than income                         1,077             1,005
                                                 13,297            12,376

OPERATING INCOME                                  3,096             3,252
ALLOWANCE FOR FUNDS USED
DURING CONSTRUCTION                                 112               118
OTHER EXPENSE                                       (26)              (72)
INCOME BEFORE INTEREST CHARGES                    3,182             3,298
INTEREST CHARGES
  Long-term debt                                  1,444             1,570
  Short-term debt                                   383               348
  Amortization of debt expense                       16                20
  Other                                              23                23
                                                  1,866             1,961

NET INCOME                                        1,316             1,337
DIVIDENDS ON PREFERRED STOCK                         70                79
NET INCOME APPLICABLE
  TO COMMON STOCK                              $  1,246          $  1,258

PER SHARE OF COMMON STOCK:
  Net income                                   $   0.70          $   0.90
  Cash dividends                               $   0.69          $   0.67



       CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                        Unaudited
                     (In thousands)
                                                   For the Nine Months
                                                    Ended September 30,
                                                    1997          1996

BALANCE, beginning of period                      $ 6,614        $ 6,317
NET INCOME                                          1,316          1,337
                                                    7,930          7,654
DIVIDENDS                                           1,303            960
BALANCE, end of period                            $ 6,627        $ 6,694



              ARTESIAN RESOURCES CORPORATION
           CONSOLIDATED STATEMENT OF CASH FLOWS
                        Unaudited
                     (In thousands)
                                                     For the Nine Months
                                                     Ended September 30,
                                                     1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                         $ 1,316       $ 1,337
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                      1,711         1,494
  Allowance for funds used during
    construction                                      (113)         (119)
CHANGES IN ASSETS AND LIABILITIES:
  Accounts receivable                                 (338)          143
  Unbilled operating revenue                            32          (293)
  Materials and supplies                               (46)          (84)
  State and federal income taxes payable               (80)          403
  Prepaid property taxes                              (288)         (273)
  Deferred income taxes, net                           788            85
  Deferred debits                                      (77)          158
  Prepaid expenses and other                          (105)          (72)
  Regulatory assets                                   (184)          102
  Postretirement benefit obligation                     (5)          (15)
  Accounts payable                                  (1,629)       (1,339)
  Dividends payable                                     22           ---
  Interest accrued                                     149            59
  Other and customer deposits, net                     354           344
NET CASH PROVIDED BY OPERATING ACTIVITIES            1,507         1,930
CASH FLOWS USED IN INVESTING ACTIVITIES
  Capital expenditures                              (6,785)       (4,648)
  Proceeds from sale of assets                         162         2,103
NET CASH USED IN INVESTING ACTIVITIES               (6,623)       (2,545)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments under
    line of credit agreement                        (9,058)       (6,383)
  Net advances and contributions
    in aid of construction                             875           469
  Proceeds from long-term debt                      15,000           ---
  Repayment on term note                               ---        (2,006)
  Proceeds from issuance of common stock               ---         9,366
  Proceeds from common stock dividends
    reinvested and stock options exercised             272           418
  Dividends                                         (1,281)         (936)
  Overdraft payable                                    106           235
  Principal payments under capital
    lease obligations                                 (204)         (251)
  Principal payments under long-term
    debt obligations                                   ---           (11)
  Retirement of preferred stock                       (113)         (147)

NET CASH PROVIDED BY FINANCING ACTIVITIES            5,597           754
NET INCREASE IN CASH AND CASH EQUIVALENTS              481           139
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                               148           150
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                 $   629       $   289

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                    $ 1,701       $ 1,882
  Income taxes paid                                $   272       $   418
Supplemental Schedule of Non-Cash Investing
  and Financing Activities:
  Capital lease obligations incurred               $    67       $   ---



NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

    The unaudited financial statements of Artesian Resources Corporation and its wholly-owned subsidiaries (the "Company" or "Artesian Resources"), including its principal operating company, Artesian Water Company, Inc. ("Artesian Water"), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Company's financial position and results of operations. The results of operations for the quarter and nine months ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.


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


                                     September 30, 1997    December 31, 1996
                                                (In thousands)

Postretirement benefit obligation           $1,754             $1,759
Deferred income taxes recoverable
  in future rates                              714                725
Expense of rate proceedings                    301                111
                                            $2,769             $2,595


NOTE 3 - NON-UTILITY OPERATING REVENUE AND EXPENSES

    Non-utility operating revenue for the nine months ended September 30, 1996 consisted of $80,000 in rental income received by Artesian Development Corporation ("Artesian Development"). Non-utility operating expenses are attributable to the operation of Artesian Development's rental office building prior to its sale on March 13, 1996 and to Artesian Wastewater Management, Inc. ("Artesian Wastewater") start-up expenses in 1997 as follows:

                          For the Quarter Ended     For the Nine Months Ended
                             September 30,                September 30,
                                          (In thousands)
                          1997           1996         1997            1996

Artesian Development        $--           $12           $--            $63
Artesian Wastewater          12            --            12             --
                            $12           $12           $12            $63

     On December 19, 1996, Artesian Wastewater was created as an additional non-regulated subsidiary of Artesian Resources. Artesian Wastewater plans to provide wastewater treatment services in New Castle County, Delaware.


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

  Expenses associated with related party transactions are as follows:

                             For the Quarter Ended      For the Nine Months
                                 September 30,          Ended September 30,
                                            (In thousands)
                             1997             1996      1997           1996

White Clay Realty            $51              $51       $153           $153
Glendale Enterprises          11               10         32             31
                             $62              $61       $185           $184


NOTE 5 - DEBT

     On June 17, 1997, Artesian Water issued a $10.0 million, 7.84%, ten year Series M Mortgage Bond and borrowed $2.5 million against a $5.0 million, ten year Series N Mortgage Bond to repay the outstanding balance on the lines of credit. On September 18, 1997, Artesian Water issued the remaining $2.5 million on the Series N Mortgage Bond. The $5.0 million, ten year Series N First Mortgage Bond has a fixed interest rate of 7.56%.


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued statement No. 128, Earnings Per Share (SFAS 128), which supersedes APB opinion No. 15. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt SFAS 128 in the fourth quarter of 1997 and does not expect it to have a material impact on the Company's earnings per share.

     The FASB has recently issued three new accounting standards, Statement No. 129, "Disclosure of Information about Capital Structure," Statement
No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," and if adopted will be effective for periods presented after December 31, 1997. The Company is evaluating the effect of these new statements.


ITEM 2 ARTESIAN RESOURCES CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997.

RESULTS OF OPERATIONS

     For the quarter ended September 30, 1997, Artesian Resources recorded net income of $586,000 which represents a $108,000 increase as compared to earnings of $478,000 for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, Artesian Resources recorded net income of $1,316,000 which represents a $21,000 decrease as compared to net income of $1,337,000 for the nine months ended September 30, 1996. The decrease is primarily due to Artesian Water's increased purchased water expense.

     Water sales revenue increased $561,000 and $781,000, respectively, for the quarter and nine months ended September 30, 1997 due to an approximately 2.4% growth in customers served for the year to date, a 2% increase in per capita customer consumption for the year to date attributable to the hotter, drier summer in 1997 versus 1996, and an increase in rates of 1.13%, effective May 1, 1997.

     Purchased water expense increased $400,000 for the nine months ended September 30, 1997 as compared to the same period in 1996 due primarily to a 19% price increase effective September 1, 1996 and a 12.3% increase in the minimum monthly amount of water to be purchased under contract with Chester Water Authority ("CWA"). Effective October 1996, the minimum monthly purchase requirement from CWA increased to 121.6 million gallons, or approximately 4 million gallons per day, from 108.3 million gallons, or approximately 3.6 million gallons per day. Effective August 1, 1997, Artesian Water renegotiated the contract with CWA to, among other things, reduce the minimum purchase requirement to a minimum daily average of 3.0 million gallons on an annual basis through the year 2021. Purchased water expense decreased $13,000 for the quarter ended September 30, 1997 as compared to the same period in 1996.

     For the nine months ended September 30, 1997, interest expense decreased $91,000 as compared to the same period in 1996 due to a lower average debt outstanding of $29.4 million for 1997 at a lower average interest rate as compared to $29.8 million in debt outstanding for 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The primary source of liquidity for the nine months ended September 30, 1997 is $15.0 million from the issuance of Artesian Water's Series M and N First Mortgage Bonds. On June 17, 1997 Artesian Water issued a $10.0 million, 7.84%, ten year Series M Mortgage Bond and borrowed $2.5 million against a $5.0 million, ten year Series N Mortgage Bond to repay the outstanding balance on the lines of credit. The remaining $2.5 million available on the Series N Bond was drawn down on September 18, 1997. The $5.0 million, ten year Series N First Mortgage Bond has a fixed interest rate of 7.56%. The final Series N Mortgage Bond Indenture is included as Exhibit 4 of this Form 10-Q. At September 30, 1997, Artesian Water had no borrowings on the $15.0 million available lines of credit and as of October 31, 1997 $0.2 million is borrowed on the lines of credit. A portion of the $14.8 million available on the $15.0 million lines of credit will be used to finance capital expenditures during the fourth quarter of 1997.


PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

     The Hearing Examiner and the PSC approved the settlement of Artesian Water's last rate case on August 15, 1997 and August 26, 1997, respectively; finalizing an annualized revenue increase of approximately $248,000 or 1.13%, effective May 1, 1997. In September 1997, Artesian Water refunded to customers approximately $253,000 in excess billings collected May 1, 1997 through August 30, 1997 under the 4.5% temporary rate increase. The refund had no impact on revenue as the entire increase was reserved as a liability.

     On October 3, 1997, Artesian Water filed a petition with the PSC to implement new rates to meet a projected increased revenue requirement of approximately 25.6% or $5.6 million on an annualized basis which will allow Artesian Water the opportunity to achieve a fair rate of return. Artesian Water is permitted to collect a temporary rate increase not in excess of $2.5 million on an annualized basis, under bond, until permanent rates are approved. These temporary rates will become effective on or about
December 3, 1997.

     On October 2, 1997, Artesian Water completed the acquisition of Cat Hill Water Company and Whites Haven Water Company located in Sussex County, Delaware. These acquisitions add approximately 225 customers to Artesian Water's customer base of approximately 60,000.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  No reports on Form 8-K were filed for the quarter ended September 30, 1997.

EXHIBIT 11 - COMPUTATION OF EARNINGS PER COMMON SHARE

                                            For the Nine Months Ended
                                                  September 30,
                                             1997               1996
Earnings
  Income applicable to Common Stock       $1,246,000         $1,258,000

Shares
  Weighted average number of Common Stock
    Shares outstanding                     1,779,406          1,390,847

Primary earnings per share                $     0.70         $     0.90



EXHIBIT 27 - FINANCIAL DATA SCHEDULE
[LEGEND]
     This schedule contains summary financial information extracted from the consolidated balance sheets, consolidated statements of income and the consolidated statement of cash flows from the Company's September 30, 1997 Form 10-Q and is qualified in its entirety by reference to such financial statements.
[/LEGEND]

[PERIOD-TYPE]                                 3-MOS                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1997             DEC-31-1997
[PERIOD-END]                               SEP-30-1997             SEP-30-1997
[BOOK-VALUE]                                  PER-BOOK                PER-BOOK
[TOTAL-NET-UTILITY-PLANT]                   94,080,000              94,080,000
[OTHER-PROPERTY-AND-INVEST]                    349,000                 349,000
[TOTAL-CURRENT-ASSETS]                       6,391,000               6,391,000
[TOTAL-DEFERRED-CHARGES]                     4,643,000               4,643,000
[OTHER-ASSETS]                                       0                       0
[TOTAL-ASSETS]                             105,463,000             105,463,000
[COMMON]                                     1,765,000               1,765,000
[CAPITAL-SURPLUS-PAID-IN]                   17,381,000              17,381,000
[RETAINED-EARNINGS]                          6,627,000               6,627,000
[TOTAL-COMMON-STOCKHOLDERS-EQ]              25,773,000              25,773,000
[PREFERRED-MANDATORY]                          599,500                 599,500
[PREFERRED]                                    272,000                 272,000
[LONG-TERM-DEBT-NET]                        32,000,000              32,000,000
[SHORT-TERM-NOTES]                                   0                       0
[LONG-TERM-NOTES-PAYABLE]                            0                       0
[COMMERCIAL-PAPER-OBLIGATIONS]                       0                       0
[LONG-TERM-DEBT-CURRENT-PORT]                        0                       0
[PREFERRED-STOCK-CURRENT]                      112,500                 112,500
[CAPITAL-LEASE-OBLIGATIONS]                    133,000                 133,000
[LEASES-CURRENT]                               100,000                 100,000
[OTHER-ITEMS-CAPITAL-AND-LIAB]              46,473,000              46,473,000
[TOT-CAPITALIZATION-AND-LIAB]              105,463,000             105,463,000
[GROSS-OPERATING-REVENUE]                    5,864,000              16,393,000
[INCOME-TAX-EXPENSE]                           400,000                 849,000
[OTHER-OPERATING-EXPENSES]                   4,241,000              12,448,000
[TOTAL-OPERATING-EXPENSES]                   4,641,000              13,297,000
[OPERATING-INCOME-LOSS]                      1,223,000               3,096,000
[OTHER-INCOME-NET]                              28,000                  86,000
[INCOME-BEFORE-INTEREST-EXPEN]               1,251,000               3,182,000
[TOTAL-INTEREST-EXPENSE]                       665,000               1,866,000
[NET-INCOME]                                   586,000               1,316,000
[PREFERRED-STOCK-DIVIDENDS]                     22,000                  70,000
[EARNINGS-AVAILABLE-FOR-COMM]                  564,000               1,246,000
[COMMON-STOCK-DIVIDENDS]                       404,000               1,211,000
[TOTAL-INTEREST-ON-BONDS]                    2,677,000               2,677,000
[CASH-FLOW-OPERATIONS]                         506,000               1,507,000
[EPS-PRIMARY]                                     0.32                    0.70
[EPS-DILUTED]                                     0.32                    0.70