Form 10-K
period 1997-12-31
ARTESIAN RESOURCES CORP
filed 1998-03-31
CIK 863110

FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549


X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1997.
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

        The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant at March 12, 1998 was $2,312,000 and $21,425,000 respectively.

       As of March 12, 1998, 1,283,132 shares and 508,282 shares of Class A Non-Voting Common Stock and Class B Common Stock, respectively, were outstanding.

                          Page 1 of 54




                              PART I
Item 1. - Business.

     Artesian Resources Corporation (Artesian Resources) operates as the parent holding company of Artesian Water Company, Inc. (Artesian Water), the principal subsidiary of Artesian Resources and a regulated public water utility, and several nonregulated subsidiaries, which collectively employed 143, 152, and 158 persons at December 31, 1997, 1996, and 1995, respectively.

     Artesian Water Company was organized in 1927 as the successor to the Richardson Park Water Company, founded in 1905. In 1984, the name of Artesian Water Company was changed to Artesian Resources Corporation and the utility assets were contributed to a newly formed subsidiary, Artesian Water.

     Artesian Water provides water utility service to customers within its established service territory in portions of Delaware, pursuant to rates filed with and approved by the Delaware Public Service Commission (PSC).
As of December 31, 1997, Artesian Water is serving 59,218 customers compared to 57,934 at December 31, 1996. The Company's service territory consists of two distinct, independent water supply systems, not connected by transmission lines. The first system consists of the northern New Castle County service territory, north of the C&D Canal and covers approximately 101 square miles (the Northern System.) The second system consists of territory south of the C&D Canal covering approximately 28 square miles, and also includes two tracts of service territory in Kent County and Southern Sussex County (the Southern System.) This includes territory served by the Cat Hill Water Company and the Whites Haven Water Company currently serving approximately 225 customers in southern Sussex County, which companies the Company acquired on October 2, 1997. The Company believes there are substantial water resources in each system sufficient to handle its water supply needs for the foreseeable future. The Company's sources of water in the Northern System are self-supply from permitted wells that pump ground water from aquifers and other formations, and through interconnections with neighboring utilities that supply mostly surface water from river basins. The Company has the ability to purchase water from several neighboring water utilities, primarily the City of Wilmington and the Chester Water Authority. The Southern System's water supply is entirely self-supplied from permitted wells that pump groundwater.

     In 1993, Artesian Water began acquiring service territory in southern
New Castle County south of the C&D Canal, comprising its southern system. The Southern System has experienced substantial residential development in the past seven years. In addition, the State of Delaware is constructing a new limited access highway running north and south through southern New Castle County, portions of which are open to traffic. A substantial portion of southern New Castle County remains to be developed and is not presently the service territory of any private or public water systems. This presents significant expansion opportunities for Artesian Water as development continues. The pursuit of additional service area in the State of Delaware south of the C&D Canal is, however, competitive. Two other water utilities currently provide service in some areas south of the C&D Canal.

     The principal source of Artesian Water's water supply for both its northern and southern systems is the Potomac aquifer. Current peak capacity developed from this aquifer is 21 million gallons a day, with additional capacity believed to still be available while continuing to ensure the natural recharge of the aquifer. The Potomac aquifer covers a large area beneath northern Delaware and Maryland. Although the Mt. Laurel and water table aquifers, which are located closer to the ground surface, could provide ample supply in the southern system, the Company has chosen, consistent with its focus on water quality, to generally utilize the deeper formation of the Potomac aquifer. Pumpage from the deeper formation does not interfere with residential and agricultural uses currently found in the upper formations and potential land use contamination will be less likely to affect the deeper formation. To date, the Company has obtained, on a cost effective basis, commercially acceptable quantities of water from these deeper formations. Artesian Water has several well sites on land it owns or leases within its existing and proposed service territory. Access to the aquifer is not exclusive; however, any significant withdrawals from the aquifer require state regulatory approvals. Artesian Water also obtains water supply in the northern system through interconnections with several neighboring utilities which increases peak capacity to approximately 42 million gallons a day. In 1997, the Company's highest daily consumption was 26.9 million gallons and average daily consumption was 18.2 million gallons. The quality of water distributed by the system is subject to the rules of federal and state environmental regulatory agencies.

     The Company is subject to regulation by the EPA and DNREC with respect to the operation of public water supply systems and with respect to the quality of any wastewater and similar effluent from treatment plants. As a normal by-product of iron removal, the Company's iron removal facility at Old County Road generates iron removed from untreated ground water plus residue from chemicals used in the treatment process. The Company has contracted with a licensed third party vendor to dispose of the solids produced at the facility. The Company's other iron removal facilities rely on disposal through county approved wastewater facilities. Management believes that compliance with existing federal, state or local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has no material effect upon the business and affairs of Artesian Resources.

     On February 28, 1997, Artesian Water filed a petition with the PSC to implement new rates to meet an increased revenue requirement of approximately 13.5% or $3.0 million on an annualized basis. Artesian Water was permitted to collect a temporary rate increase not in excess of $2.5 million on an annualized basis, under bond, until permanent rates were approved. The temporary rates became effective on or about May 1, 1997. The Hearing Examiner and the PSC approved a settlement of this rate case on August 15, 1997 and August 26, 1997, respectively; finalizing an annualized revenue increase of approximately $0.2 million or 1.13%, effective May 1, 1997.
In September 1997, Artesian Water refunded to customers approximately $0.3 million in excess billings collected May 1, 1997 through August 30, 1997 under the 4.5% temporary rate increase. The refund had no impact on revenues as the temporary rates were not recognized in revenue.

     On October 3, 1997, Artesian Water filed a petition with the PSC to implement new rates to meet a projected increased revenue requirement of approximately 23.3% or $5.2 million on an annualized basis which management believes would allow Artesian Water the opportunity to achieve a fair rate of return. Artesian Water is permitted to collect a temporary rate increase not in excess of $2.5 million on an annualized basis, under bond, until permanent rates are approved. These temporary rates became effective on December 3, 1997 and approximately $0.2 million in additional revenue was recognized as a result of the increased rates. The Company cannot predict the timing or outcome of this rate proceeding.

    In 1985, Artesian Laboratories, Inc. (Artesian Laboratories) was organized as the principal non-regulated subsidiary of Artesian Resources. On December 21, 1995, the Board of Directors of Artesian Resources authorized the disposal of substantially all the net assets of Artesian Laboratories. On April 9, 1997, the net assets of Artesian Laboratories were sold for $425,000 in cash and $150,000 note receivable to be held by Artesian Resources.

     On December 19, 1996 Artesian Wastewater Management, Inc. (Artesian Wastewater) was created as a non-regulated subsidiary of Artesian Resources. Artesian Wastewater plans to provide wastewater treatment services in Delaware. This subsidiary did not engage in any business activity in 1996. On March 12, 1997 Artesian Wastewater became a one-third participant, along with heavy-construction contractor George and Lynch and engineering firm Woodward-Clyde International-Americas (a subsidiary of URS Greiner), in a limited liability company called AquaStructure Delaware, L.L.C. which intends to develop and market various proposals to provide wastewater treatment services.

     None of the operations of the subsidiaries is considered seasonal.

Item 2. - Properties.

     Artesian Resources' corporate headquarters are located at 664 Churchmans Road, Newark, Delaware. Corporate headquarters for Artesian Water are also located at this address. The property is leased from White Clay Realty by Artesian Water through December 31, 2002. See Item 13, Certain Relationships and Related Transactions, for further disclosures. The lease may be extended at the Company's option for two consecutive five-year renewal terms subject to the terms set forth in the lease.

     Artesian Resources and Artesian Development own various parcels of land in New Castle County, Delaware. Artesian Water owns land, transmission and distribution mains, pump facilities, treatment plants, storage tanks and related facilities within New Castle County, Kent County, and Sussex County, Delaware. The acreage owned by the Company, not including rights-of-way and easements, totals approximately 646. Of this amount, approximately 500 acres are located directly adjacent to the corporate headquarters of the Company. Approximately one-half remains the subject of an Environmental Impact Study being performed by the United States Army Corps of Engineers, one of the first steps toward identifying a site for a possible reservoir and the environmental impact to the natural area at the prospective reservoir site. Several other locations are also being evaluated for the site of a new reservoir in New Castle County. A current reassessment of future demands on water supply is under way and must be completed before the Environmental Impact Study is concluded. At this date, it is not known whether any site will be designated as needed for a reservoir. Substantially all of Artesian Water's utility plant, except utility plant within the town of Townsend, Delaware, is pledged as security for First Mortgage Bonds.

     All of Artesian Water's existing facilities adequately meet current necessary productive capacities and current levels of utilization.

Item 3. - Legal Proceedings.

     On October 3, 1997, Artesian Water filed a petition with the PSC to implement new rates to meet a projected increased revenue requirement of approximately 23.3% or $5.2 million on an annualized basis. The primary reasons for the filing are (1) substantial capital investments in transmission and distribution systems, sources of supply, main relocations due to State highway improvements, and other investments in general facilities and equipment; (2) increases in various operations and maintenance expenses; and
(3) to improve the Company's opportunity to achieve a fair rate of return. Artesian Water is permitted to collect a temporary rate increase not in excess of $2.5 million on an annualized basis, under bond, until permanent rates are approved. These temporary rates became effective on December 3, 1997. The Company cannot predict the timing or outcome of this rate proceeding.

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

                       CLASS A NON-VOTING             CLASS B VOTING
                          COMMON STOCK                 COMMON STOCK
                                     DIVIDEND                     DIVIDEND
                    HIGH      LOW   PER SHARE     HIGH     LOW   PER SHARE

1996
  First Quarter   $13.88    $13.00    $0.21     $16.25   $15.00    $0.21
  Second Quarter   16.00     13.50     0.23      16.25    15.00     0.23
  Third Quarter    16.63     14.50     0.23      16.87    15.25     0.23
  Fourth Quarter   17.00     15.75     0.23      16.87    16.25     0.23

1997
  First Quarter   $18.25    $16.25    $0.23     $17.00   $16.50    $0.23
  Second Quarter   18.25     17.00     0.23      17.00    17.00     0.23
  Third Quarter    19.13     17.00     0.23      17.00    17.00     0.23
  Fourth Quarter   19.00     18.00     0.23      17.00    17.00     0.23

     The above quotations reflect prices between dealers and do not include retail markups or mark downs or commissions and may not necessarily represent actual transactions.

     In 1997, Artesian Resources paid cash dividends of 23 cents per share in each quarter. Artesian Resources paid cash dividends of 21 cents per share in the first quarter of 1996 and 23 cents per share in each of the last three quarters of 1996. In 1995, Artesian Resources paid cash dividends of 15 cents per share in each of the first three quarters and 18 cents per share in the fourth quarter.

     On July 14, 1997, Artesian Resources filed a Registration Statement on Form S-8 registering 200,000 shares of $1.00 par value Class A Non-Voting Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan. An Annual Report on Form 11-K for each plan was also filed on July 14, 1997.

     As of February 12, 1998, there were 659 shareholders of record of Class A Stock and 249 shareholders of record of Class B Stock.

Item 6 - Selected Financial Data.
                   SUMMARY OF FIVE YEARS OF OPERATION
             (Balance Sheet and Income Statement Amounts,
              Except Per Share Information, In thousands)

                             1997      1996       1995       1994      1993

Operating revenues          $22,340  $ 20,892   $ 22,631   $ 21,012  $20,340

Operating expenses
  Operation&maint.           12,775    12,154     13,385     13,014   12,418
  Depreciation                2,441     2,193      2,240      1,986    1,955
  State & Federal income taxes1,278     1,096        791        963      914
  Write-down on rental
    office building             ---       ---        784        ---      ---
  Loss on disposal of Artesian
    Laboratories                ---       ---        128        ---      ---
  Property and other taxes    1,439     1,348      1,370      1,235    1,230
                             17,933    16,791     18,698     17,198   16,517

Operating income              4,407     4,101      3,933      3,814    3,823
Other income (expense)-net      158        94         32          6      (14)
Total income before
  interest charges            4,565     4,195      3,965      3,820    3,809

Interest charges
  Long-term debt              2,122     1,601      2,250      2,252    2,286
  Short-term debt               401       881        463         28       56
  Amortization of debt expense   25        26         26         27       68
  Other                          32        28         19         27       24
                              2,580     2,536      2,758      2,334    2,434
Income before
   cumulative effect of changes
    in accounting principles  1,985     1,659      1,207      1,486    1,375
Cumulative effect of changes in
  accounting principles         ---       ---        ---        ---      251

Net income                  $ 1,985  $  1,659   $  1,207   $  1,486   $1,626

Basic net income per common share:
  Continuing operations     $  1.07  $   1.03   $   1.05   $   1.34   $ 1.50

Diluted net income per common share:
  Continuing operations    $   1.07  $   1.03   $   1.05   $    1.34  $ 1.49

Avg. common shares outstanding
  during the period
    Basic                 1,762,374 1,508,744  1,031,656  1,011,066  995,336
    Diluted               1,774,994 1,515,313  1,034,243  1,012,884  997,013
Cash dividends per share of
  common stock             $   0.92  $   0.90    $  0.63   $  0.60   $  0.30

Utility plant at
  year-end, cost           $120,851  $112,312   $104,434   $ 92,684  $84,561
Total assets               $107,867  $ 99,708   $ 96,841   $ 87,453  $81,827
Long-term obligations and
  redeemable preferred
   stock                   $ 32,975  $ 27,356   $ 18,803   $ 26,045  $26,117
Total capitalization
  at year-end              $ 59,290  $ 52,843   $ 34,199   $ 40,773  $39,918
Average water sales
  per customer             $    376  $    359   $    367   $    344  $   348
Water pumped (millions
  of gallons)                 6,637     6,419      6,561      6,506    6,409
Number of customers served
  at year-end                59,218    57,934     56,672     55,097   53,599
 Miles of water main at
  year-end                      797       781        763        746      728



Item 7. - Management's Discussion and Analysis of Operations and Financial Condition

Results of Operations

Overview

     For the year ended December 31, 1997, Artesian Resources Corporation and subsidiaries (Artesian Resources) increased net income by $326,000, or 19.7%, as compared to 1996. Net income applicable to common stock was $1,892,000 for the year ended December 31, 1997 compared to net income of $1,554,000 for 1996. The 21.8% increase in net income is primarily attributable to two increases in Artesian Water Company's (Artesian Water) rates charged to customers of approximately 1.13% and 11.35% which were placed in effect
May 1, 1997 and December 3, 1997, respectively, and a 2.2% growth in customers served.

     Artesian Resources realized 98.5% of its total revenue from the sale of water by Artesian Water and 1.5% from other utility revenues. Other operating revenues declined from 0.3% of total operating revenues in 1996 to zero in 1997 as a result of the sale of the rental office building owned by Artesian Development Corporation (Artesian Development), a non-regulated subsidiary of Artesian Resources, which was completed in March 1996. In April 1997, Artesian Resources completed the sale of the net assets of Artesian Laboratories, Inc. (Artesian Laboratories) for approximately $425,000 in cash and a $150,000 note receivable held by Artesian Resources. As of February 28, 1998, Artesian Resources only active revenue generating subsidiary is Artesian Water. Artesian Wastewater Management Inc. (Artesian Wastewater) is a newly formed non-regulated subsidiary of Artesian Resources and is participating as a one-third member in AquaStructure Delaware, L.L.C. (AquaStructure), which is actively pursuing contractual relationships with landowners, developers, and municipalities for the provision of wastewater removal and treatment for developments in Delaware.

     The following table sets forth certain information with respect to Artesian Resources' consolidated statement of operations as a percentage of revenue:
                 ARTESIAN RESOURCES CORPORATION
           CONSOLIDATED STATEMENTS OF OPERATIONS AS A
                     PERCENTAGE OF REVENUE

                                                 DECEMBER 31,

                                      1997           1996           1995

Operating Revenues
  Water sales                         98.5%          98.4%          90.7%
  Other utility operating revenue      1.5%           1.3%           0.9%
  Non-utility operating revenue        0.0%           0.3%           8.4%
                                     100.0%         100.0%         100.0%

Operating Expenses
  Utility operating expenses          55.9%          56.7%          50.9%
  Non-utility operating expenses       0.2%           0.3%           7.1%
  Related party expenses               1.1%           1.2%           1.1%
  Depreciation                        10.9%          10.5%           9.9%
  State and federal taxes              5.7%           5.2%           3.5%
  Property and other                   6.5%           6.5%           6.1%
  Write-down on rental
    office building                    ---            ---            3.5%
  Loss on disposal of Artesian
    Laboratories                       ---            ---            0.6%
                                      80.3%          80.4%          82.7%

Operating Income                      19.7%          19.6%          17.3%

Other Income, Net                      0.7%           0.5%           0.1%
                                      20.4%          20.1%          17.4%
Interest Charges                      11.5%          12.1%          12.2%

Net Income                             8.9%           8.0%           5.2%
Dividends on Preferred Stock           0.4%           0.5%           0.5%

Net income applicable to
  common stock                         8.5%           7.5%           4.7%


Revenues

1997 Compared to 1996

Utility Revenues

     Water sales revenue increased $1,455,000, or 7.1%, for the year ended December 31, 1997 compared to 1996. The increase is primarily attributable to rate increases placed in effect in 1997 and a 2.2% increase in the number of customers served. As a result of a settlement agreement reached with the Division of the Public Advocate and approved by the Delaware Public Service Commission (PSC) in a limited rate filing under PSC Docket 97-66, an increase of 1.13%, or approximately $248,000 on an annualized basis, was awarded and placed in effect on May 1, 1997. In addition, Artesian Water filed a full base rate case on October 3, 1997 and, as permitted under Delaware law, placed into effect on December 3, 1997 a temporary rate increase of 11.35%, or $2.5 million on an annualized basis, which is subject to refund should the PSC award a rate increase of less than 11.35%.

     Other utility operating revenues increased $63,000, or 23.0%, primarily due to the increase in lease revenue paid by cellular telephone companies which lease space on the water utility tanks for site antennas for their operations.


Utility Operating and Related Party Expenses

                             OPERATING EXPENSES
                               (In thousands)

                                         For the year ended December 31,

                                         1997         1996         1995

Payroll and related employee
  benefit expenses                    $ 5,950      $ 5,623      $ 5,480
Purchased water                         2,704        2,663        2,492
Administration expenses                 1,719        1,554        1,646
Power                                     943          873          849
Repair and maintenance expenses           624          661          573
Property and liability insurance          241          247          269
Water treatment expenses                  399          340          295
Other                                     154          140          167
                                      $12,734      $12,101      $11,771


     Utility operating and related party expenses increased $633,000, or 5.2%. The increase results primarily from increases in payroll and related expenses, purchased water rate increases, purchased power increases and increases in water treatment expenses.

     Payroll and related expenses for Artesian Water increased $327,000, or 5.8%, primarily due to salary adjustments resulting from a comprehensive study commissioned by Artesian Water to ensure that it is fairly compensating personnel in comparison to other companies in the mid-Atlantic region. In addition, annual merit and incentive compensation increases contributed to the increase. Reductions in pension and health related benefit costs offset salary increases by $107,000. The decrease is primarily attributable to a change in medical insurance providers during 1996. In 1997, workers compensation premium expense decreased by $34,000 as compared to 1996 due to a reduction in claims resulting from Artesian Water's ongoing safety practices.

     Purchased water expense increased $41,000, or 1.5%, primarily due to an 8.8% price increase placed in effect by the City of Wilmington on July 1, 1997 and a 19% price increase placed in effect by the Chester Water Authority (Chester) on September 1, 1996. The projected effect of these price changes would have been an increase in purchased water expense of approximately $364,000 annually based on current minimum purchase requirements; however, Artesian Water was able to nearly offset the effects of the price increases in 1997 by increasing its sources of self-supplied well water by 0.73 million gallons per day (mgd), or 6.0%, and successfully renegotiating its contractual obligations with Chester effective August 1, 1997. The new agreement with Chester reduces average annual minimum purchase requirements from four mgd, or 1,460 million gallons annually, to three mgd, or 1,095 million gallons annually. In addition, Artesian Water is permitted to reduce its daily pumpage to a minimum of 2 mgd or increase its daily pumpage to a maximum of
4.5 mgd. This change allows Artesian Water to match purchases appropriately with demand rather than reducing water provided by its own sources to meet daily minimum purchase requirements. The reduced minimum purchase requirements with Chester more than offset the possible effect of the purchased water price increases discussed above. Artesian Water also has two take-or-pay arrangements totaling 300 million gallons per year with the City of Wilmington, which are subject to the price increase noted above. Artesian Water has submitted a letter of its intent to renegotiate one of the take-or-pay agreements with the City of Wilmington which requires an annual purchase of 100 million gallons. This agreement expires on April 29, 1998 and Artesian Water intends to negotiate an extension to this contract on more favorable and less restrictive terms.

     Administrative expenses increased $165,000, or 10.6%, as a result of increases in expenses primarily related to employment agencies, outside services employed and Artesian Resources' independent accountants. Expenses related to temporary employment services and employee recruitment services increased $55,000. Various accounting and tax consulting services provided by Artesian Resources independent accounting firm increased expense by $39,000. Other outside services expense increased $36,000 primarily due to the $22,000 recorded in 1997 for the continuing conservation study being performed by the Center for Energy and Environmental Policy of the University of Delaware, which was partially financed for the first three years through a grant from Delaware's Department of Natural Resources and Environmental Control.

     Purchased power increased $70,000, or 8.0%, due to the use of electricity in pumping a 6.0% increase in self-supplied water and in connection with the increase in the number of treatment facilities operating in Artesian Water's southern New Castle County service area. At various times during 1997, five new stations were constructed to supply water to new developments.

     Water treatment expenses increased $59,000, or 17.4%, due to increases in self-supplied pumpage and new treatment facilities, as noted above.

     Expenses related to repairs and maintenance of Artesian Water's distribution system declined nearly $37,000, or 5.6%, primarily due to a reduction in tank painting expenses in 1997. Artesian Water was able to repair and paint tanks in areas specifically requiring maintenance rather than fully restoring a particular storage tank, which includes sand blasting, maintenance, and fully coating interior and exterior surfaces.

Depreciation and Amortization

     Depreciation and amortization expense increased $248,000, or 11.3%, primarily due to the overall increase in utility plant in service at December 31, 1997.

Taxes

     Income tax expense increased $182,000, or 16.6%, reflecting the increased profitability of Artesian Resources in 1997. Property and other taxes increased $91,000, or 6.7%, due primarily to increases in local real estate property taxes totaling $53,000 in 1997 when compared to 1996. This increase results from property additions which include both land and miles of water main on which Artesian Resources is assessed. Payroll taxes increased approximately $38,000 as a result of overall increases in Artesian Resources payroll expense. The total effective income tax rate for 1997 was 39.7% as compared to 39.8% for 1996. See Notes 1 and 3 to the Consolidated Financial Statements and the Schedule of Income Tax Expense.

Other Income

     Allowance for funds used during construction (AFUDC) decreased approximately $14,000, or 7.8%, as a result of a decrease in the number of projects which were financed by Artesian Water and whose construction period exceeded one month. See Note 1 to the Consolidated Financial Statements for a complete discussion relating to the calculation of AFUDC. Other miscellaneous expense decreased $78,000 in 1997 when compared to 1996 due primarily to the return on Artesian Water's investment in CoBank as a condition of the Bond Purchase Agreement entered into for sale of the Series M and N First Mortgage Bonds and as provided for in CoBank's charter as a cooperative Bank. Cooperative Banks by charter are owned by the clients who use the Bank's facilities.

Interest Charges

     The increase of $521,000, or 32.5%, in long-term debt interest expense and the corresponding decrease of $480,000, or 54.5%, in short-term debt interest expense is primarily attributable to the refinancing of Artesian Water's short-term lines of credit through the issuance of the 7.84% Series M and 7.56% Series N First Mortgage Bonds issued June 17, 1997 and September 18, 1997, respectively. See Note 6 to the Consolidated Financial Statements for a complete discussion concerning Artesian Water's debt facilities.

1996 Compared to 1995

Utility Revenues

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

     The $79,000, or 40.9%, increase in other utility revenues was primarily attributable to a $33,000 increase in rental income received in 1996 from various cellular communication providers as rent for antennas installed on Artesian Water's storage tanks under long-term rental agreements with Artesian Water. Revenue from late payment fees and purchase discounts also increased $24,000 and $17,000, respectively.

Utility Operating Expenses

     The expense for water purchased from neighboring utilities increased $171,000, or 6.9%. The increase in purchased water expense was due primarily to a 19% price increase effective September 1, 1996 and a 12.3% increase in the minimum monthly contractual purchase requirements from Chester.
Effective October 1996, the minimum monthly purchase requirement from Chester was increased to 121.6 million gallons from 108.3 million gallons. Artesian Water also experienced an 8.3% price increase, or $29,000 annually based on minimum required purchases, from the City of Wilmington effective
January 1, 1996.

     Repair and maintenance expense increased $88,000, or 15.4%, primarily due to increased tank painting expense. Artesian Water did not take any storage tanks out of service for painting during the drought conditions in 1995. The remainder of the increase is primarily attributable to completing routine maintenance work in 1996 which was not performed in 1995 due to the drought conditions.

     Payroll and related expenses for Artesian Water increased $143,000, or 2.6%, primarily due to a $189,000 increase related to annual salary adjustments, promotions, and bonuses paid during 1996 of approximately 4.8%. Offsetting this increase was a $46,000 reduction in employee benefits expense primarily attributable to a change in medical insurance provider during 1996.

     Administrative expenses decreased $92,000, or 5.6%, primarily due to a drop in legal expenses. A significant portion of the 1995 legal costs were one-time expenses associated with proceedings concerning applications for additional franchised area of Artesian Water in southern New Castle County, Delaware.

Depreciation and Amortization

     Depreciation and amortization expense decreased $47,000, or 2.1%. The disposal of the assets of the non-utility subsidiaries decreased depreciation and amortization expense by $287,000 while the overall increase in utility plant assets in service at December 31, 1996 increased Artesian Water's depreciation and amortization expense by $240,000.

Taxes

     Income tax expense in 1996 increased $305,000, or 38.5%, due primarily to the loss reflected in 1995 associated with the disposition of non-utility assets. The total income tax effective rate for 1996 was 39.8% as compared to 39.7% for 1995. Property and other taxes decreased $22,000 from 1995 to 1996 due primarily to the disposal of the non-utility subsidiaries.

Other Income

     Allowance for funds used during construction (AFUDC) decreased $54,000, primarily due to two construction projects commenced and completed in 1995 at a cost of approximately $5 million and financed by Artesian Water. Offsetting the decrease in other income is the decrease in other miscellaneous expenses of $115,000. The decrease was primarily attributable to one-time expenses recorded in the settlement of an employee litigation matter in 1995.

Interest Charges

     The decrease in interest and debt amortization expense of $223,000 was attributable to the repayment of Artesian Development's building mortgage in March 1996. Artesian Water's decreased use of its $15 million available lines of credit also contributed to the decrease in interest expense. The lines of credit were repaid as a result of the application of proceeds from the public offering of equity securities in May 1996. Finally, Artesian Water's Series J First Mortgage Bonds were repaid on December 1, 1996.

Non-Utility Revenues and Expenses

     In 1997, Artesian Resources completed the sale of assets owned by Artesian Laboratories Inc. a wholly owned subsidiary, and discontinued operations of this non-regulated subsidiary. Expenses related to the active pursuit of contractual relationships by Artesian Wastewater of $19,000 were recorded in 1997. These expenses are one-third of the net expenses attributable to AquaStructure Delaware, L.L.C. (AquaStructure) of which Artesian Wastewater is a participant.

Liquidity & Capital Resources

     The disclosure set forth below contains forward-looking statements which involve risks and uncertainties. The investment in facilities and capital needs of the Company may differ significantly from the forecasts set forth below. Factors that might cause such a difference include, but are not limited to, developments in the rate proceeding with the PSC pursuant to the petition filed by Artesian Water on October 3, 1997, changes to construction schedules for projects controlled by governmental agencies and the timing of housing construction in new developments.

Overview

     The sources of liquidity for 1997 were proceeds from the issuance of Artesian Water's $10 million Series M and $5 million Series N First Mortgage Bonds, cash flow from operations, proceeds from issuance of Common Stock, and Advances and Contributions in Aid of Construction (CIAC). Cash flow from operating activities is primarily provided by the operations of Artesian Water and is impacted by operation and maintenance expenses, the timeliness and adequacy of rate increases, and weather conditions, such as the extremely wet conditions experienced in 1996 referred to above. Artesian Water also maintains two separate short term lines of credit with an aggregate available limit of $15.0 million. These funds are primarily used to finance Artesian Water's capital expenditure program until cost effective long term financing can be arranged.

     Artesian Resources relies on its sources of liquidity for investments in its facilities and to meet its various payment obligations. The total amount of Artesian Resource's obligations related to the dividend and sinking fund payments on preferred stock, interest payments on indebtedness, rental payments and water service interconnection agreements for 1998 is anticipated to be $5.6 million. Artesian Water currently estimates that its aggregate investments in its facilities in 1998 will be approximately $15.6 million.

Investment in Facilities

     Capital expenditures increased approximately $3.0 million for the year ended December 31, 1997, or approximately 38.5% over capital expenditures recorded in 1996. Utility plant financed by Artesian Water increased by $4.5 million, or 70%, from $6.4 million recorded in 1996 to $10.9 million for the year ended December 31, 1997. In addition, developers financed
$1.7 million for the installation of water mains and hydrants serving their developments, consistent with the $1.7 million financed by developers in 1996. Artesian Water continued its efforts to locate and develop new sources of supply, particularly in southern New Castle County, investing over $2.9 million in new wells and treatment facilities as it prepares to serve new developments, and for the possible location of a water intensive industry in southern New Castle County. The single largest project for Artesian Water begun in 1997 was the replacement and renewal of a primary transmission main and related appurtances totaling approximately $1.0 million for mains, services and hydrants located in northern New Castle County. In southern New Castle County, Artesian Water began its rehabilitation of the municipal system in Townsend with the renewal of the primary transmission main costing over $0.5 million in 1997. Artesian Water was also required to invest over $1.3 million for the relocation of existing facilities resulting from government mandated roadway construction projects. Investments in new transmission and distribution facilities, including the relocation of an existing elevated storage tank from northern to southern New Castle County, totaled $0.8 million. Approximately $0.3 million was invested in the continued progress toward a fully automated water delivery system.

     Artesian Water intends to invest over $13.0 million in utility plant in 1998. Developers are expected to finance and construct an additional $2.6 million. Approximately $7.0 million of the total investment in plant is to be initiated by Artesian Water. Of these projects within Artesian Water's control, $2.0 million is expected to be invested in new sources of supply, new treatment facilities, rehabilitation of current facilities and an Aquifer Storage and Recovery System (ASR). The single largest project to be undertaken in 1998 is phase two of a rehabilitation project for the water system infrastructure in the town of Townsend totaling $0.9 million. As part of Artesian Water's replacement and renewal program, Artesian Water will be investing an additional $1.0 million to improve facilities at nearly 20 different locations. Continuing its system automation program, Artesian
Water is expected to put in place $0.5 million in new equipment designed to transmit and receive information to and from tanks, wells, pumping and treatment facilities. In addition, Artesian Water has projected an investment of $0.5 million in new computer hardware and software designed to fully automate systems, where appropriate, and assure "Year 2000" systems compliance. Many computer systems using two-digit fields to store years must be converted to read four-digit fields before the turn of the century in order to recognize the difference between the years 1900 and 2000. Artesian Resources has considered the impact of "Year 2000" issues on its computer systems and applications and developed a remediation plan. No material expenses were incurred in 1997 for the "Year 2000" project, and the Company does not expect that the completion of the project will result in material costs in the future in addition to the investment discussed above.

     The remaining $6.0 million to be invested by Artesian Water is for projects whose timing of project initiation and completion are directly influenced by the needs of developers or governmental agencies. The primary projects include wells, treatment facilities and transmission systems for prospective developments in southern New Castle, Kent and Sussex Counties which total $3.4 million in 1998. In addition, Artesian Water has projected nearly $2.6 million for the relocation of existing mains as a result of government mandated roadway construction. The projected single most extensive relocation pertains to state highway interchange work under construction on State Route 7 and Churchmans Road which will result in an investment in 1998 by Artesian Water of approximately $1.0 million. With the exception of the state highway relocation projects, Artesian Water may exercise some discretion in the exact timing of many of these expenditures.

Financing

     Artesian Resources utilizes several sources of liquidity to finance its investment in utility plant and other fixed assets. Developer advances and CIAC are used for the installation of mains and hydrants in new developments. Capital expenditures in 1998 require the Company to utilize other sources of liquidity beyond those provided by developers. Artesian Resources estimates that approximately $12.7 million of its capital expenditures will be financed by the operations of Artesian Water and external sources, including a combination of capital contributions and short term borrowings by Artesian Water under its revolving credit agreement discussed below. The remaining $2.7 million of capital expenditures will be financed by developers.

     At December 31, 1997, Artesian Resources had a working capital deficit of approximately $0.4 million which increased from a deficit of approximately $0.3 million in 1996. The increase in the working capital deficit results from the increased use in 1997 of Artesian Water's lines of credit to finance capital expenditures.

     At December 31, 1997, Artesian Water had two lines of credit totaling $15 million to meet its temporary cash requirements. These revolving credit facilities are unsecured. As of February 28, 1998, Artesian Water had $12.5 million of available unused funds under these lines. The interest rate for borrowing under these lines is the London Interbank Offering Rate (LIBOR) plus 1.5% or the bank's federal funds rate plus 1.5%, at Artesian Water's discretion. Both facilities are reviewed annually by the respective banks for renewal. Artesian Water will continue to have its two lines of credit totaling $15.0 million and is currently negotiating with several banks for the availability of up to an additional $5.0 million in lines of credit to support future investment in its facilities.

Impact of Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which introduces new methods for calculating earnings per share. The Company adopted this Statement, as required, in December 1997. The adoption of this Statement required the Company to restate earnings per share reported in prior periods.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 establishes standards for disclosing information about an entity's capital structure. SFAS 129 contains no change in disclosure requirements for entities that were previously subject to the requirements of Opinions 10 and 15 and Statement 47. The Company adopted this Statement on December 31, 1997, as required.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.
The Company plans to adopt this Statement on January 1, 1998, as required.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). This Statement established standards for reporting information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company plans to adopt this Statement on January 1, 1998, as required.

     In February 1998, the FASB issued Statement of Financial Accounting Standard No. 132 "Employees Disclosure about Pension and Other Postretirement Benefits" ("SFAS 132"), which revises employers' disclosures about pensions and other postretirement benefit plans, and does not change the measurement or recognition of those plans. The Company plans to adopt this Statement on January 1, 1998, as required.

Item 7a - Quantitative and Qualitative Disclosures about Market Risk
     None.

Item 8 - Financial Statements and Supplementary Data

                  CONSOLIDATED BALANCE SHEETS
                       (In thousands)
                                                   December 31,
                                              1997             1996
ASSETS
Utility plant, at original cost
  less accumulated depreciation             $ 97,694         $ 88,993
Current assets
  Cash and cash equivalents                      146              148
  Accounts receivable, net                     2,131            1,885
  Unbilled operating revenues                  1,869            1,663
  Materials and supplies-at
    cost on FIFO basis                           610              621
  Prepaid property taxes                         519              490
  Prepaid expenses and other                     388              320
  State and federal income taxes                 135              233
                                               5,798            5,360
Other assets
  Non-utility property (less
    accumulated depreciation
    1997-$145;1996-$1,505)                       349              874
  Deferred income taxes                          ---              730
  Other deferred assets                        1,208            1,156
                                               1,557            2,760
Regulatory assets, net                         2,818            2,595
                                            $107,867         $ 99,708
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
  Common stock                              $  1,780         $  1,748
  Additional paid-in capital                  17,648           17,125
  Retained earnings                            6,887            6,614
  Preferred stock                                272              272
    Total common stockholders' equity         26,587           25,759
Preferred stock-mandatorily redeemable           600              825
Long-term debt, net of current portion        32,103           26,259
                                              59,290           52,843
Current liabilities
  Notes payable                                1,164               25
  Current portion of long-term debt               46              350
  Current portion of mandatorily
    redeemable preferred stock                   112              ---
  Accounts payable                             2,616            2,883
  Overdraft payable                              510              687
  Deferred income taxes                          189              179
  Interest accrued                               880              630
  Customer deposits                              370              378
  Other                                          360              519
                                               6,247            5,651
Deferred credits and other liabilities
  Net advances for construction               17,880           19,080
  Postretirement benefit obligation            1,704            1,759
  Deferred investment tax credits              1,029            1,025
  Deferred income taxes                          176              ---
  Commitments and contingencies (Note 13)
                                              20,789           21,864
Net contributions in aid of construction      21,541           19,350
                                            $107,867         $ 99,708

The notes and schedules are an integral part of the consolidated financial statements.

             CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands, except per share amount)
                                          For the Year Ended December 31,
                                           1997        1996         1995

Operating revenues
  Water sales                             $22,003     $20,547      $20,526
  Other utility operating revenue             337         274          194
  Non-utility operating revenue (Note 7)      ---          71        1,911
                                           22,340      20,892       22,631
Operating expenses
  Utility operating expenses               12,487      11,855       11,527
  Non-utility operating
    expenses (Note 7)                          41          53        1,614
  Related party expenses (Note 8)             247         246          244
  Depreciation and amortization             2,441       2,193        2,240
  Taxes
    State and federal income
      Currently payable                       336          61          668
      Deferred                                942       1,035          123
    Property and other                      1,439       1,348        1,370
  Write-down on rental office building        ---         ---          784
  Loss on disposal of Artesian
    Laboratories                              ---         ---          128
                                           17,933      16,791       18,698

Operating income                            4,407       4,101        3,933

Other income (expense)-net
  Allowance for funds used
    during construction                       165         179          232
  Miscellaneous                                (7)        (85)        (199)
                                              158          94           33

Income before interest charges              4,565       4,195        3,966

Interest charges
  Long-term debt                            2,122       1,601        2,250
  Short-term debt                             400         880          463
  Amortization of debt expense                 25          26           26
  Other                                        33          29           20
                                            2,580       2,536        2,759

Net income                                  1,985       1,659        1,207
Dividends on preferred stock                   93         105          119
Net income applicable to
  common stock                       $      1,892     $ 1,554     $  1,088

Income per common share:
    Basic                            $       1.07   $    1.03    $    1.05
    Diluted                          $       1.07   $    1.03    $    1.05

Average common shares
  outstanding during the period         1,762,374   1,508,744     1,031,656
Cash dividends per share of
  common stock                       $       0.92   $    0.90    $     0.63


The notes and schedules are an integral part of the consolidated financial statements.

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                                          For the Year Ended December 31,
                                            1997       1996      1995

Cash flows from operating activities
Net income                                $1,985      $1,659    $1,207

Adjustments to reconcile net cash
  provided by operating activities:
  Depreciation and amortization            2,287       2,031     2,082
  Deferred income taxes, net                 920       1,010       108
  Allowance for funds used during const.    (165)       (178)     (232)
  Write-down on rental office building       ---         ---       784
  Loss on disposal of Artesian Laboratories  ---         ---       128

Changes in assets and liabilities:
  Accounts receivable, net                  (247)        249      (216)
  Unbilled operating revenues               (205)       (332)     (262)
  Materials and supplies                      11         (14)       (5)
  Prepaid property taxes                     (29)        (28)      (32)
  Prepaid expenses and other                 (68)        (83)     (187)
  Other deferred assets                      (22)        172       226
  Regulatory assets                         (223)        120       (59)
  Accounts payable                          (267)        148      (836)
  State and federal income taxes              97        (373)      161
  Interest accrued                           250         (37)       38
  Customer deposits and other, net          (166)         (2)      176
  Postretirement benefit obligation          (56)        (14)      (24)

Net cash provided by operating activities  4,102       4,328     3,057

Cash flows used in investing activities
  Capital expenditures (net of AFUDC)    (11,242)     (8,084)  (11,993)
  Proceeds from sale of assets               366       2,107        23

Net cash used in investing activities    (10,876)     (5,977)  (11,970)

Cash flows from financing activities
  Net (repayments) borrowings under
    line of credit agreements             (7,919)       (142)    7,700
  Overdraft payable                         (177)         18       165
  Net advances and contributions in aid
    of construction                        1,377         839     1,874
  Proceeds from issuance of
     long-term debt                       15,000         ---       146
  Proceeds from issuance of common stock     555       9,795       229
  Dividends                               (1,712)     (1,362)     (768)
  Repayment of mortgage bond                 ---      (5,000)      ---
  Principal payments under capital
    lease obligation                        (239)       (336)     (293)
 Principal payments under long-term
   debt obligations                          ---      (2,017)      (72)
 Redemption of preferred stock              (113)       (148)     (148)


Net cash provided by financing activities  6,772       1,647     8,833

Net decrease in cash and cash equivalents     (2)         (2)      (80)

Cash and cash equivalents at
   beginning of year                         148         150       230


Cash and cash equivalents at end of year  $  146      $  148    $  150

Supplemental Disclosures of Cash Flow Information:
  Interest paid                           $2,305      $2,547    $2,694
  Income taxes paid                       $  387      $  468    $  555

Supplemental Schedule of Non-Cash Investing and Financial Activities:
  Capital lease obligations incurred      $   67      $  ---    $  114

The notes and schedules are an integral part of the consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            (In thousands, except share amounts)

                                            Common Shares
                        Preferred Shares     Outstanding    Common Shares
                         Outstanding 7%        Class A       Outstanding
                        Prior Preferred       Non-Voting       Class B

Balance as of
  January 1, 1995           10,868             519,613         497,784
Net income
Par value adjustment on Class A
  Non-Voting common stock (4)
Cash dividends declared
  Common stock
  Preferred stock
Issuance of common stock
  Dividend reinvestment plan                     6,527           3,336
  Employee stock options                        12,471             174
Reacquired shares held as treasury stock (3)       (52)         (2,359)
Mandatory sinking fund payments

Balance as of
  December 31, 1995         10,868             538,559         498,935
Net income
Cash dividends declared
  Common stock
  Preferred stock
Issuance of common stock
  Bonus issuances                                3,425
  Dividend reinvestment plan                     8,866           4,670
  Employee stock options                        18,830
  Issuance of common stock (5)                 675,000
Mandatory sinking fund payments

Balance as of
  December 31, 1996         10,868           1,244,680         503,605
Net income
Cash dividends declared
  Common stock
  Preferred stock
Issuance of common stock
  Bonus issuances                                2,250
  Dividend reinvestment plan                     7,832           3,757
  Employee stock options                         4,844
  Issuance of common stock (5)                  13,303
Mandatory sinking fund payment

Balance as of
  December 31, 1997         10,868           1,272,909         507,362


                        $25 Par
                         Value         $1 Par         $1 Par
                       Preferred    Value Class A  Value Class B
                       7% Prior     Non-Voting (1)      (2)
                       Preferred

Balance as of
  January 1, 1995        $272         $3,638            $498
Net income
Par value adjustment on Class A
  Non-Voting common stock (4)         (3,118)
Cash dividends declared
  Common stock
  Preferred stock
Issuance of common stock
  Dividend reinvestment plan               7               3
  Employee stock options                  12
Reacquired shares held as treasury stock                  (2)
Mandatory sinking fund payments

Balance as of
  December 31, 1995      $272        $   539            $499
Net income
Cash dividends declared
  Common stock
  Preferred stock
Issuance of common stock
  Bonus issuances                          3
  Dividend reinvestment plan               9               5
  Employee stock options                  18
  Issuance of common stock (5)           675
Mandatory sinking fund payments

Balance as of
  December 31, 1996      $272         $1,244            $504
Net income
Cash dividends declared
  Common stock
  Preferred stock
Issuance of common stock
  Bonus issuances                          2
  Dividend reinvestment plan               8               3
  Employee stock options                   5
  Employee retirement plan (6)            14
Mandatory sinking fund payments

Balance as of
  December 31, 1997      $272         $1,273            $507


                                       Additional
                                        Paid-in       Retained
                                        Capital       Earnings     Total

Balance as of January 31, 1995       $  4,714          $5,878     $15,000
Net income                                              1,207       1,207
Par value adjustment on Class A
  Non-Voting common stock (4)           3,118
Cash dividends declared
  Common stock                                           (649)       (649)
  Preferred stock                                        (119)       (119)
Issuance of common stock
  Dividend reinvestment plan              136                         146
  Employee stock options                  110                         122
Reacquired shares held as
  treasury stock (3)                      (37)                        (39)
Mandatory sinking fund payments

Balance as of December 31, 1995      $  8,041          $6,317     $15,668
Net income                                              1,659       1,659
Cash dividends declared
  Common stock                                         (1,258)     (1,258)
  Preferred stock                                        (104)       (104)
Issuance of common stock
  Bonus issuances                          43                          46
  Dividend reinvestment plan              198                         212
  Employee stock options                  242                         260
  Issuance of common stock (5)          9,450                      10,125
  Stock issuance cost                    (849)                       (849)
Mandatory sinking fund payments

Balance as of December 31, 1996      $ 17,125          $6,614     $25,759
Net income                                              1,985       1,985
Cash dividends declared
  Common stock                                         (1,619)     (1,619)
  Preferred stock                                         (93)        (93)
Issuance of common stock
  Bonus issuances                          36                          38
  Dividend reinvestment plan              193                         204
  Employee stock options                   65                          70
  Employee retirement plan (6)            229                         243
Mandatory sinking fund payments

Balance as of December 31, 1997      $ 17,648          $6,887     $26,587

(1) At December 31, 1997 and 1996, Class A Non-Voting Common Stock had 3,500,000 shares authorized. At December 31, 1995, the Class A Non-Voting Common Stock had no par value and 1,000,000 shares were authorized.
(2) At December 31, 1997 and 1996, Class B Common Stock had 1,040,000 shares authorized. At December 31, 1995, the Class B Common Stock had
    520,000 shares authorized.
(3) Treasury stock is recorded at cost.
(4) On May 23, 1995, a reclassification on the balance sheet between common stock and additional paid in capital occurred as a result of the shareholders' approval to change the Class A Non-Voting Common Stock from no par stock to stock with a par value of $1.00 per share.
(5) Artesian Resources Corporation issued 675,000 shares of Class A Non-Voting Common stock on May 24, 1996.
(6) Artesian Resources registered 200,000 shares of Class A Non-Voting Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
The notes and schedules are an integral part of the consolidated financial statements.


                 SCHEDULE OF INCOME TAX EXPENSE
                            (In thousands)
                                          For the Year Ended December 31,


                                           1997        1996      1995

State Income Taxes
  Current                                 $ (23)      $  47      $141
  Deferred - current
    Property taxes                            2           4         3
    Allowance for bad debts                              (4)
  Deferred - non-current
    Accelerated depreciation                235         225       224
    Rate case expenses                       27          (6)        8
    Taxable contractor advances and
      contributions in aid of construction   62          (5)     (120)
    Tax credit carryforwards                (31)        ---       ---
    Other                                    21         (11)       10

Total State Income Tax Expense            $ 293        $250      $266

Federal Income Taxes
Current                                   $ 359        $ 14      $527
  Deferred - current
    Property taxes                           10           8        10
    Allowance for bad debts                  (2)        (12)      ---
  Deferred non-current
    Accelerated depreciation                876         666       681
    Rate case expenses                       95         (22)       29
    Taxable contractor advances
      and contributions in aid of
       construction                         222         (17)     (427)
    Federal tax credit carryforwards       (532)        ---       ---
    Amortization of investment tax credits    8         (35)      (36)
    Write-down on rental building
      and Artesian Laboratories             ---         265      (310)
    Amortization of regulatory
      asset for deferred taxes               15          15        15
    Other                                   (66)        (36)       36

Total Federal Income Tax Expense           $985        $846      $525



         RECONCILIATION OF EFFECTIVE TAX RATE
                   (In thousands)

                             1997            1996          1995
                         Amount    %     Amount   %     Amount   %

Reconciliation of Effective Tax Rate
  Income before
  federal and state
  income taxes less
  amortization of
  deferred investment
  tax credits            $3,221  100.0   $2,755  100.0   $1,999  100.0
Amount computed at
    statutory rate        1,095   34.0      937   34.0      680   34.0
Reconciling items
    State income tax-net
      of federal tax
       benefit              193    6.0      165    6.0      176    8.8
    Allowance for funds used
      during construction not
      treated as income
      for tax purposes      ---    ---      ---    ---      (79)  (3.9)
    Other                   (10)   (.3)      (6)   (.2)      14    0.8
Total Income Tax Expense
   and Effective Rate    $1,278   39.7   $1,096   39.8   $  791   39.7



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In thousands, except per share information)

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

     In accordance with a rate order issued by the PSC, Artesian Water accrues an Allowance for Funds Used During Construction (AFUDC). AFUDC, which represents the cost of funds devoted to construction projects through the date the project is placed in service, is capitalized as part of construction work in progress. The rate used for the AFUDC calculation is based on Artesian Water's weighted average cost of debt and the rate of return on equity authorized by the PSC. The rate used to capitalize AFUDC in 1997, 1996, and 1995 was 9.7%, 10.9%, and 10.6%, respectively.

Utility plant comprises:
                                     Estimated        December 31,
                                    Useful Life     1997       1996
Utility plant, at original cost
  Utility plant in service
    Intangible plant                  ---        $   118    $     101
    Source of supply plant           19-47 yrs.    4,327        3,704
    Pumping and water
      treatment plant                27-31 yrs.   10,257        9,280
    Transmission and distribution plant
      Mains                            79 yrs.    64,468       59,577
      Services                         50 yrs.    10,769        9,841
      Storage Tanks                    54 yrs.     7,495        7,493
      Meters                           26 yrs.     6,422        5,979
      Hydrants                         59 yrs.     3,708        3,437
  General plant                       5-57 yrs.    8,385        9,488
  Property held for future use           ---       2,098        1,310
  Construction work in progress          ---       2,830        2,102
                                                 120,877      112,312
  Less - accumulated depreciation                 23,183       23,319

                                                $ 97,694      $88,993


Depreciation and Amortization-- For financial reporting purposes, depreciation is provided using the straight-line method at rates based on estimated economic useful lives which range from 3 to 79 years. Composite depreciation rates for utility plant were 2.38%, 2.35%, and 2.12% for the years ended December 31, 1997, 1996, and 1995, respectively. In rate orders issued by the PSC, Artesian Water was directed effective May 28, 1991 and August 25, 1992 to offset depreciation on utility property funded by Contributions in Aid of Construction (CIAC) and Advances for Construction (Advances), respectively, against CIAC and Advances. Other deferred assets are amortized using the straight-line method over applicable lives which range from two to ten years. The expense which would result from depreciating Artesian Water's leased office building and shop complex on a straight-line basis over the lease term is not an allowable cost of service. Thus, depreciation of the leased property has been modified so that the total interest on the lease obligation and depreciation of the leased property is equal to the rental expense that is allowed for ratemaking purposes.

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

Regulatory assets at December 31, net of amortization, comprise:

                                          1997               1996

Postretirement benefit obligation       $1,704             $1,759
Deferred income taxes recoverable
  in future rates                          710                725
Expense of rate proceedings                404                111
                                        $2,818             $2,595

Other Deferred Assets-- Certain expenses are deferred and amortized using the straight-line method over various time periods ranging from 2 years to 25 years. In 1992, Artesian Water entered a ten-year agreement for a water service interconnection with the Chester (Pennsylvania) Water Authority (Chester). The interconnection was placed in service during October 1992 at a total cost of $1.5 million and is being amortized over a ten year period as approved by the PSC.

Other deferred assets at December 31, net of amortization, comprise:

                                          1997               1996

Chester Interconnection                 $  730             $  884
Debt issuance expense                      256                137
Other                                      222                135
                                        $1,208             $1,156

Advances for Construction-- Water mains, services and hydrants or cash advances to reimburse Artesian Water its costs to construct water mains, services and hydrants, are contributed to Artesian Water by customers, real estate developers and builders in order to extend water service to their properties. The value of these contributions is recorded as Advances for Construction. Artesian Water makes refunds on these advances over a specific period of time based on operating revenues generated by the specific plant or as new customers are connected to the mains. After all refunds are made, any remaining balance is transferred to Contributions in Aid of Construction.

Contributions in Aid of Construction-- Contributions in Aid of Construction include the non-refundable portion of advances for construction and direct contributions of water mains, services and hydrants or cash to reimburse Artesian Water its costs to construct water mains, services and hydrants by customers, real estate developers and builders in order to extend water service to their properties.

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

     The difference between state income tax at the statutory rate of 8.7% and the effective rate of 9.1%, 9.1%, and 13.3% in 1997, 1996, and 1995, respectively, is primarily attributable to Artesian Resources filing a separate state tax return for each of its subsidiaries as required, whereby current year losses of certain subsidiaries cannot be offset against taxable income of others.

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

Net Income Per Common Share-- The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in the fourth quarter of 1997. SFAS No. 128 requires the Company to use methods for calculating earnings per share that differ from methods used in prior periods and requires the Company to restate net income per share reported in prior periods. The adoption of this statement had no effect on the results of operations, financial conditions, or long-term liquidity.

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

Long-term Financial Liabilities-- The fair value of Artesian Resources' long-term debt and mandatorily redeemable preferred stock as of December 31, 1997 and 1996, determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities, are approximately as follows:

                                1997                        1996
                       Carrying      Estimated     Carrying      Estimated
                        Amount      Fair Value      Amount      Fair Value

Long-term debt          $32,103      $34,200       $26,259       $27,363

Mandatorily redeemable
  preferred stock       $   713      $   716       $   825       $   799



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


NOTE 3

INCOME TAXES

     Deferred income taxes reflect temporary differences between the valuation of assets and liabilities for financial tax reporting. Deferred income taxes at December 31, 1997, and 1996 are comprised of the following:

                                                       1997         1996

Deferred tax assets related to:

Federal minimum tax credit carryforwards             $   560       $  212
Federal and state operating loss carryforwards           898          660
Bad debt allowance                                        18           16
Valuation allowance                                     (670)        (660)
  Total deferred tax assets                              806          228

Deferred tax liabilities related to:

Property plant and equipment basis differences          (796)         610
Expenses of rate proceedings                            (161)         (39)
Property taxes                                          (207)        (195)
Other                                                     (7)         (53)
  Total deferred tax liabilities                      (1,171)         323

  Net deferred tax liability                         $  (365)      $  551



     Deferred taxes, which are classified into a net current and noncurrent balance, are presented in the balance sheet as follows:

                                                       1997         1996

Current deferred income tax                          $  (189)      $ (179)
Noncurrent deferred income tax                          (176)         730
  Net deferred tax (liability) asset                 $  (365)      $  551


     At December 31, 1997 for state income tax purposes, Artesian Resources had net operating loss carryforwards aggregating approximately $8.1 million, which will expire if unused between 1997 and 2012. Artesian Resources has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of the state net operating loss carryforwards. The valuation allowance increased from $660 in 1996 to $670 in 1997 as a result of an increase in net operating losses that are expected to expire unutilized.

     At December 31, 1997 for federal income tax purposes, there was a consolidated net operating loss carryforward of approximately $575, which can be carried forward through 2012. Also, at December 31, 1997, for federal income tax purposes, there were minimum tax credit carryforwards aggregating approximately $560 resulting from the payment of alternative minimum tax in current and prior years. These minimum tax credit carryforwards may be carried forward indefinitely to offset future regular federal income taxes. Artesian Resources has not recorded a valuation allowance for these federal tax carryforwards, because the Company believes it is more likely than not that such benefits will be realized.


NOTE 4

PREFERRED STOCK

     Artesian Resources has two classes of preferred stock outstanding. The 7% Prior Preferred stock (on which dividends are cumulative) is redeemable at Artesian Resources' option at $30 per share plus accrued dividends. The 9.96% Series Cumulative Prior Preferred stock has annual mandatory redemption requirements and is redeemable at Artesian Resources' option at various declining prices ranging from $25.75 through January 31, 2000, to $25.00 after February 1, 2003.  The remaining shares outstanding on the 8 1/2%
Series Cumulative Prior Preferred Stock will be redeemed at $25.00 per share on January 31, 1998. Under mandatory sinking fund provisions, redemptions will aggregate $113 (4,500 shares) in 1998; and $100 (4,000 shares) in 1999, 2000, 2001, and 2002. The Company also has 100,000 shares of $1 par value Series Preferred stock authorized but unissued. See the Consolidated Statement of Stockholders' Equity.

     The following Cumulative Prior Preferred stock was outstanding at December 31:

                                            Par Value
                                            of Shares        Cash
                               Shares      Outstanding     Dividends
Mandatorily Redeemable
  Authorized                   80,000
  Outstanding at December 31:
    9 5/8% Series
    1997                          ---       $  ---        $     ---
    1996                          ---          ---                1
    1995                          600           15                2

    8 1/2% Series
    1997                          500       $   13        $       1
    1996                        1,000           25                2
    1995                        1,500           38                3

    11 1/8% Series
    1997                          ---       $  ---        $     ---
    1996                          ---          ---                1
    1995                          800           20                3

    9.96% Series
    1997                       28,000      $  700         $      72
    1996                       32,000         800                82
    1995                       36,000         900                92




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

     Contributions to the Tax Reduction Act Employees' Stock Ownership Plan (PAYSOP) by Artesian Resources for the purchase of its Class B Common stock on behalf of employees were limited to dividend reinvestments in 1997, 1996, and 1995. In 1997 the PAYSOP was merged into the Company's 401(k) plan. Under Artesian Resources' dividend reinvestment plan, stockholders were issued 11,589, 13,536, and 9,863 shares at fair market value for the reinvestment of $204, $212, and $145 of their cash dividends for the years 1997, 1996 and 1995, respectively.


NOTE 6

DEBT

     Artesian Water has available unsecured lines of credit, with no financial covenant restrictions, totaling $15.0 million at December 31, 1997 which are renewable annually at the banks' discretion. Borrowings under the lines of credit bear interest based on the London Interbank Offering Rate (LIBOR) plus 1.5% for 30, 60, 90, or 180 days or the banks' Federal Funds Rate plus 1.5%, at the option of Artesian Water.

     At December 31, 1997, 1996, and 1995, Artesian Water had $1.1 million, $9.1 million, and $9.2 million outstanding under these lines at weighted average interest rates of 7.6%, 7.0%, and 7.4%, respectively. The maximum amount outstanding was $13.0 million, $11.4 million, and $9.5 million in 1997, 1996, and 1995, respectively. The average amount outstanding was approximately $5.1 million, $9.1 million and $5.4 million, at weighted average annual interest rates of 6.5%, 6.9%, and 7.8% in 1997, 1996, and 1995, respectively. At December 31, 1996, the $9.1 million outstanding on these lines and a $113 sinking fund payment due in 1997 were classified as long-term debt due to a refinancing agreement entered into on March 31, 1997.

     Artesian Laboratories had a line of credit with a bank totaling $75 at December 31, 1996, secured by equipment and accounts receivable, and guaranteed by Artesian Resources and its subsidiaries other than Artesian Water. Artesian Laboratories had $25 outstanding under this line at December 31, 1996 and 1995. This line was repaid and terminated prior to the sale of the net assets of Artesian Laboratories as explained in Note 12.

     On March 13, 1996, the Company completed the sale of Artesian Development's rental office building and 4.27 acres of land for $2.1 million. The proceeds were used to repay the mortgage on the property and related closing costs (See Note 11).

     On June 17, 1997, Artesian Water issued a $10.0 million, 7.84%, ten year Series M Mortgage Bond and borrowed $2.5 million against a $5.0 million, ten year Series N Mortgage Bond to repay the outstanding balance on the lines of credit. On September 18, 1997, Artesian Water borrowed the remaining $2.5 million on the Series N Mortgage Bond. The $5.0 million, ten year Series N First Mortgage Bond has a fixed interest rate of 7.56%. On December 1, 1996, the $5.0 million Series J First Mortgage Bond was repaid. No other repayments or sinking fund deposits on first mortgage bonds are required over the next five years. As of December 31, 1997 and 1996, substantially all of Artesian Water's utility plant was pledged as security for the First Mortgage Bonds. In addition, the trust indentures contain covenants which limit long-term debt, including the current portion thereof, to 66 2/3% of total capitalization including the current portion of the long-term debt, and which, in certain circumstances, could restrict the payment of cash dividends. As of December 31, 1997, however, no dividend restrictions were imposed under these covenants.


Long-term debt consists of:

                                                    December 31,
                                                1997           1996

First mortgage bonds
  Series K, 10.17%, due March 1, 2009        $  7,000       $  7,000
  Series L, 8.03%, due February 1, 2003        10,000         10,000
  Series M, 7.84%, due December 31, 2007       10,000            ---
  Series N, 7.56%, due December 31, 2007        5,000            ---
                                               32,000         17,000
Notes payable                                     ---          9,058
Capitalized lease obligations                     149            551
                                               32,149         26,609
Less current maturities                            46            350
                                             $ 32,103       $ 26,259



NOTE 7

NON-UTILITY OPERATING REVENUE AND EXPENSES

     Non-utility operating revenue consists of environmental testing revenue received by Artesian Laboratories and rental income received by Artesian Development as follows:

                                                1996           1995

Artesian Laboratories (1)                    $    ---       $  1,616
Artesian Development (2)                           71            295
  Total                                      $     71       $  1,911

     On December 19, 1996 Artesian Wastewater Management, Inc. (Artesian Wastewater) was created as an additional non-regulated subsidiary of Artesian Resources. Artesian Wastewater plans to provide wastewater treatment services in Delaware. This company did not engage in any business activity in 1996. On March 12, 1997 Artesian Wastewater became a one-third member in AquaStructure Delaware, L.L.C. which intends to develop and market various proposals to provide wastewater treatment services.

Non-utility operating expenses are as follows:

                                  1997        1996        1995

Artesian Laboratories (1)        $ 10      $  ---       $1,366
Artesian Development (2)          ---          53          242
Artesian Resources                 12         ---            6
Artesian Wastewater                19         ---          ---
  Total                          $ 41      $   53       $1,614

(1) See Note 12.
(2) See Note 11.


NOTE 8

RELATED PARTY TRANSACTIONS

     The office building and shop complex utilized by Artesian Water are leased at an annual rental of $204 from a partnership, White Clay Realty, in which certain of Artesian Resources' officers and directors are partners. The lease expires in 2002, with provisions for renewals for two five year periods thereafter. Management believes that the payments made to White Clay Realty for the lease of its office building and shop complex are comparable to what Artesian Water would have to pay to unaffiliated parties for similar facilities (See Note 13).

     Artesian Water leases certain parcels of land for water production wells from Glendale Enterprises Limited, a company wholly-owned by Ellis D. Taylor, former Director and Chairman Emeritus of Artesian Resources, at an annual rental of $43. The initial term of the lease was for ten years ending September 30, 1995 and, thereafter, renewal is automatic from year to year unless 60 days written notice is given by either party before the end of the year's lease. The annual rental is adjusted each year by the consumer price index as of June 30 of the preceding year. Artesian Water has the right to terminate this lease by giving 60 days written notice should the water supply be exhausted or other conditions beyond the control of Artesian Water materially and adversely affect its interest in the lease.

  Expenses associated with related party transactions are as follows:

                           1997           1996       1995

White Clay Realty          $204           $204       $204
Glendale Enterprises         43             42         40
  Total                    $247           $246       $244


NOTE 9

STOCK COMPENSATION PLANS

     At December 31, 1997, the Company has two stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for compensation expense under its plans. Accordingly, the compensation cost that has been charged against income for the two plans was $48, $42, and $20 for 1997, 1996, and 1995, respectively. Had compensation cost for the Company's two plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method recommended by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS
123), the Company's net income and net income per common share would have been reduced to the pro-forma amounts indicated below:

                                               1997         1996      1995
Net income applicable to common stock
    As reported                              $1,892       $1,554    $1,088
    Pro-forma                                $1,850       $1,496    $1,064

Basic net income per common share
  As reported                                $ 1.07       $ 1.03    $ 1.05
  Pro-forma                                  $ 1.05       $ 0.99    $ 1.03

Diluted net income per common share
  As reported                                $ 1.07       $ 1.03    $ 1.05
  Pro-forma                                  $ 1.04       $ 0.99    $ 1.03



     In 1995, the Company continued the 1992 Non-qualified Stock Option Plan (the 1992 Plan), under which options may be granted to purchase up to 50,000 shares, subject to certain adjustments, of the Company's Class A Stock. Options to purchase shares of Class A Stock may be granted to employees at prices not less than 85% of the fair market value on the date of grant. Employees who participate and who are not executive officers or directors of the Company may receive options to purchase up to 1,000 shares. Each director or officer who participates in any year receives an option to purchase 3,000 shares of stock. The option price for directors and officers of the Company is 90% of the fair market value on the date of grant. Options granted under this plan extend for a period of one year, are exercisable after six months of service from the date of initial grant, after one year of service to the Company, and are adjusted for stock dividends and splits. No more than 34 directors, officers and employees were permitted to participate in the 1992 Plan in 1995.

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

     On April 30, 1996, the Board of Directors adopted the Incentive Stock Option Plan (ISO Plan), under which the Company may grant options to its key employees and officers for up to 100,000 shares of Class A Stock. Options are granted at the fair market value on the date of grant. The option exercise period shall not exceed ten years from the date of grant and will be determined by the Company for each stock option granted. Options granted will vest in accordance with the terms and conditions determined by the Company and are adjusted for stock dividends and splits.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 5.1%, 6.0% and 4.8%; expected volatility of
 .33% for 1997 and .31% for 1996 and 1995; risk free interest rates of 5.63%, 4.90% and 5.42% for the employee options under the 1992 Plan, 6.65%, 6.60% and 5.89% for the director and officer options under the 1992 Plan and 6.60% for the 1996 ISO Plan options; and expected lives of one year for the employee options under the 1992 Plan for all years, five years for 1997 and 1996 and one year for 1995 for the director and officer options under the 1992 Plan, and five years for the 1996 ISO Plan options. In 1997, no ISO Plan options were granted.

  The following summary reflects changes in the Class A shares under option:

                                         1997             1996         1995
Options outstanding at beginning
  of year (1997-$11.09-$15.54,
  1996-$11.26 to $12.49,
  1995-$8.55 to $8.08)                 43,554            25,063       18,231

Granted (1997-$14.24 to $15.73,
  1996-$11.90 to $15.54, &
  1995-$11.26 to $12.49)               25,887            47,340       25,450

Exercised (1997-$11.90 to $15.09,
  1996-$11.26 to $12.49, &
  1995-$8.08 to $11.26)                (4,844)          (18,709)     (12,467)

Options reverting back to the
   plan during the year                  (811)          (10,140)      (6,151)

Options outstanding and exercisable
   at end of year (1997-$12.71
   to $15.73, 1996-$11.09 to $15.54,
   & 1995-$11.26 to $12.49)            63,786            43,554       25,063



NOTE 10

EMPLOYEE BENEFIT PLANS

401(k) Plan--
     Artesian Resources has a defined contribution 401(k)Salary Reduction
Plan (the Plan) which covers substantially all employees. Under the terms of the Plan, Artesian Resources contributes 2% of eligible salaries and wages and matches employee contributions up to 6% of gross pay at a rate of 50%. Artesian Resources may, at its option, make additional contributions of up to 3% of eligible salaries and wages. No such additional contributions were made in 1996, 1995, and 1994. Plan expenses, which include Company contributions and administrative fees, for the years 1997, 1996, and 1995, were approximately $255, $259, and $239, respectively.

Postretirement Benefit Plan--
     Artesian Resources has a Postretirement Benefit Plan (the Benefit Plan) which provides medical and life insurance benefits to certain retired employees. Prior to the amendment of the Benefit Plan, as described below, substantially all employees could become eligible for these benefits if they reached retirement age while still working for Artesian Resources.

     Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) requires Artesian Resources to accrue the expected cost of providing postretirement health care and life insurance benefits as employees render the services necessary to earn the benefits. Artesian Resources elected to defer recognition and amortize its approximately $3.1 million transition obligation over twenty years, of which $154 was recognized at December 31, 1993.

     In February of 1994, Artesian Resources amended its Benefit Plan effective January 1, 1993 to reduce eligibility. As a result of the amendment, only current retirees and certain "grandfathered" active employees are eligible for benefits.

     The amendment had the effect of reducing the unrecognized obligation by approximately $1.5 million to $1.6 million, and eligible participants by 108 to 23. The amendment also had the effect of curtailing the Benefit Plan. This curtailment resulted in a curtailment loss of approximately $1.5 million This loss, when added to the 1993 amortization of $154 increased the Company's recorded liability with respect to SFAS 106 to approximately
$1.6 million.

     Artesian Resources recognized an offsetting regulatory asset with respect to the SFAS 106 liability. This asset is recorded based on the PSC order which permits Artesian Water to continue recovery of postretirement health care and life insurance expense on a pay-as-you-go basis for the remaining eligible employees. Artesian Water anticipates liquidating its SFAS 106 obligation and substantially recovering the expenses in rates over a period of approximately 20 years (based on the age and life expectancy of the remaining eligible participants). Further, expense recovery as a percentage of rates is expected to remain constant over the initial years, and then decline until the obligation is liquidated. Amounts charged to expense were $70, $90, and $105 for 1997, 1996 and 1995 respectively.


  The following table sets forth the amount recognized in Artesian Resources' consolidated balance sheet for the Benefit Plan as of December 31:

                                                   1997       1996

Accumulated Postretirement Benefit Obligation
  Retirees                                      $  (823)  $   (855)
  Actives fully eligible                            (50)       (71)
Total Accumulated Postretirement Benefit
  Obligation                                       (873)      (926)
Unrecognized:
  Transition obligation                             136        145
  Net gain from changes in assumptions             (967)      (978)
Postretirement Benefit Obligation               $(1,704)   $(1,759)


Net Periodic Postretirement Benefit Cost for:
                                                   1997       1996

Interest cost                                   $    69    $    94
Amortization of transition obligation                 8          8
Amortization of net gain                            (63)       (26)
Total Net Periodic Postretirement
  Benefit Cost                                       14         76
Amounts charged to expense                           70         90
Decrease in Regulatory Asset                    $   (56)   $   (14)


     For measurement purposes, a 9.5% annual rate of increase in per capita cost of covered health care benefits was assumed for 1997; the rate was assumed to decrease gradually to 5% through the year 2006 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. An increase in the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $62 and the interest cost component of net periodic postretirement benefit cost for the year then ended by $5.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% and 7.75% for the years ended December 31, 1997 and 1996, respectively.

Supplemental Pension Plan--
     Effective October 1, 1994, Artesian Water established a Supplemental Pension Plan (the Supplemental Plan) to provide additional retirement benefits to full time employees hired prior to April 26, 1994. The purpose of the Supplemental Plan is to help employees save for future retiree medical costs, which will be paid by employees. The Supplemental Plan accomplishes this objective by providing additional cash resources to employees upon a termination of employment or retirement, to meet the cost of future medical expenses. Artesian Water has established a contribution based upon each employee's years of service ranging from 2% to 6% of eligible salaries and wages. Artesian Water also provides additional benefits to individuals who were over age 50 as of January 1, 1994. These individuals are referred to as the "Transition Group." Effective November 1, 1994, individuals eligible for the Transition Group had the opportunity to defer compensation to the Supplemental Plan, and to receive a transition matching contribution for 5 years. Each one dollar of eligible salaries and wages deferred by the Transition Group is matched with three, four, or five dollars by Artesian Water based on the employee's years of service subject to certain limitations under the federal tax rules. Plan expenses, which include Company contributions and administrative fees, for the years 1997, 1996, and 1995 were approximately $228, $220, and $221, respectively.

NOTE 11

DISPOSAL OF NON-UTILITY ASSETS

     In October 1995, Artesian Development entered into an agreement with an unrelated third party for the sale of its rental office building and 4.27 acres of land with a net book value of $2.7 million at December 31, 1995 for $2.1 million, resulting in a loss of $0.8 million. The loss reflects the difference between the net book value and the selling price, and also includes $0.2 million in expenses associated with completing the sale. The loss on disposal of this building, net of tax benefit, reduced basic and diluted net income per share by $0.46 for the year ended December 31, 1995. The sale of this rental office building was completed in March 1996.


NOTE 12

DISPOSAL OF NON-UTILITY BUSINESS

     In December 1995, the Board of Directors of Artesian Resources authorized the disposal of substantially all of the net assets of Artesian Laboratories, resulting in an estimated pre-tax loss of $128 which was recorded as an operating expense in 1995. The loss reflected the difference between the projected sales price and the net book value of substantially all the assets and liabilities of the business, and also included estimated operating losses through the anticipated disposal date of $137 and estimated additional expenses associated with completing the sale. The estimated loss, net of tax benefit, associated with the disposal of Artesian Laboratories, reduced basic and diluted net income per share by $0.07 for the year ended December 31, 1995. The disposal of Artesian Laboratories was completed on April 9, 1997.


NOTE 13

COMMITMENTS

     The office building and shop complex are leased at an aggregate annual rental of $204 from a partnership, White Clay Realty (See Note 8). Artesian Water may terminate the lease at any time by purchasing the leased facilities for (1) an amount equal to the sum of any mortgage on such facilities and any accrued rental to date or (2) its fair market value, whichever is higher.
The original lease has been accounted for as a capital lease; accordingly, the present value of all future payments for the leased property at the inception of the lease ($1.9 million) was recorded in General Plant and in Capitalized Lease Obligations. At December 31, 1997, the fully amortized leased property was retired from General Plant and the five year lease renewal, commencing January 1, 1998, will be accounted for as an operating lease.

     In 1995, Artesian Water entered into four five-year leases for computer equipment and in 1997 Artesian Water entered a 10 year lease for a land easement which have been recorded as capital leases. Also in 1997, Artesian Water entered a 33 year operating lease for a parcel of land with improvements located in South Bethany, a municipality in Sussex County, Delaware.

    During 1996, Artesian Water entered into a ten year lease commitment for office space for its data processing facilities. Rent expense for 1997 and 1996 relating to Artesian Water's data processing facilities was $62,315 and $48, respectively.

    Future minimum annual rental payments under these lease obligations for the five years subsequent to 1997 and the present value of the minimum lease payments as of December 31, 1997, are as follows:

                     Artesian Water      Artesian Water      Artesian Water
                     Office Building    Data Processing   Computer Equipment
                     & Shop Complex       Facilities      and Land Easements

     1998                 $184              $ 64              $  65
     1999                  182                66                 55
     2000                  179                67                 23
     2001                  177                69                  7
     2002                  175                71                  7

Minimum lease payments     897               337                157
Less amount
  representing interest    ---               ---                 34
Present value of
  minimum lease
  payments                $897              $337               $123


     Artesian Water has two water service interconnection agreements with two neighboring utilities which require minimum annual purchases. Rates charged under all agreements are subject to change. Effective August 1, 1997, Artesian Water renegotiated the contract with Chester Water Authority to, among other things, reduce the minimum purchase requirements from 1,459.2 million gallons to 1,095 million gallons annually and to extend the contract through the year 2021. The minimum annual purchase commitments for all interconnection agreements for 1998 through 2002 and the aggregate total for the years 2003 through 2021, at current rates, are as follows:


          1998              $  2,475
          1999                 2,429
          2000                 2,429
          2001                 2,429
          2002                 2,157
          2003 through 2021   40,986
                            $ 52,905

     Expenses for purchased water were $2,703, $2,663, and $2,491, for the years ended December 31, 1997, 1996, and 1995, respectively.

     Budgeted mandatory utility plant expenditures, due to planned governmental highway projects which require the relocation of Artesian Water's water service mains, expected to be incurred in 1998 through 2002 are as follows:

          1998              $ 2,569
          1999                  790
          2000                  400
          2001                  ---
          2002                  200
                            $ 3,959

The exact timing and extent of these relocation projects is controlled primarily by the Delaware Department of Transportation.

NOTE 14

GEOGRAPHIC CONCENTRATION OF CUSTOMERS

     Artesian Water provides water utility service to customers within its established service territory in portions of New Castle County, Kent County, and Sussex County, Delaware, pursuant to rates filed with and approved by the PSC. As of December 31, 1997, Artesian Water is serving 59,218 customers.


NOTE 15

RATE PROCEEDINGS

     On February 28, 1997, Artesian Water filed a petition with the PSC to implement new rates to meet an increased revenue requirement of approximately 13.5% or $3.0 million on an annualized basis. Artesian Water was permitted to collect a temporary rate increase not in excess of $2.5 million on an annualized basis, under bond, until permanent rates were approved. The temporary rates become effective on or about May 1, 1997. The Hearing Examiner and the PSC approved a settlement of this rate case on August 15, 1997 and August 26, 1997, respectively; finalizing an annualized revenue increase of approximately $0.2 million or 1.13%, effective May 1, 1997. In September 1997, Artesian Water refunded to customers approximately $0.3 million in excess billings collected May 1, 1997 through August 30, 1997 under the 4.5% temporary rate increase. The refund had no impact on revenues as the temporary rates were not recognized in revenues.

     On October 3, 1997, Artesian Water filed a petition with the PSC to implement new rates to meet a projected increased revenue requirement of approximately 23.3% or $5.2 million on an annualized basis which management believes would allow Artesian Water the opportunity to achieve a fair rate of return. Artesian Water is permitted to collect a temporary rate increase of not in excess of $2.5 million on an annualized basis, under bond, until permanent rates are approved. These temporary rates became effective on December 3, 1997 and approximately $0.2 million in additional revenue was recognized as a result of the increased rates.



NOTE 16

NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

     In December 1997, the Company adopted SFAS No. 128, "Earnings per Share" which prescribes two methods for calculating net income per common share:
"Basic" and "Diluted" methods. These calculations differ from those used in prior periods and as a result all prior period earnings per share data have been restated to reflect the adoption of SFAS No. 128.

     Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and potentially dilutive effect of employee stock options. The adoption of this statement had no effect on the results of operations, financial conditions, or long-term liquidity of the Company. The following table summarizes the shares used in computing basic and diluted net income per share:

                                        Years Ended December 31,
                                     1997          1996        1995

Average common shares
  outstanding during the
  period for Basic computation     1,762,374    1,508,744   1,031,656
Dilutive effect of employee
  stock options                       12,620        6,569       2,587
Average common shares
  outstanding during the
  period for Diluted computation   1,774,994    1,515,313   1,034,243


     Equity per common share was $14.78, $14.58, and $14.84 at December 31, 1997, 1996, and 1995, respectively. These amounts were computed by dividing common stockholders' equity excluding preferred stock by the number of shares of common stock outstanding at the end of each year.


NOTE 17

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 establishes standards for disclosing information about an entity's capital structure. SFAS 129 contains no change in disclosure requirements for entities that were previously subject to the requirements of Opinion 10 and 15 and Statement 47. The Company adopted this Statement on December 31, 1997, as required.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.
The Company plans to adopt this Statement on January 1, 1998, as required.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). This Statement established standards for reporting information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company plans to adopt this Statement on January 1, 1998, as required.

     In February 1998, the FASB issued Statement of Financial Accounting Standard No. 132 "Employers Disclosure about Pension and Other Postretirement Benefits" ("SAFS 132"), which revises employers' disclosures about pensions and other postretirement benefit plans, and does not change the measurement or recognition of those plans. The Company plans to adopt this Statement on January 1, 1998, as required.





REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Artesian Resources Corporation and Subsidiaries


     We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artesian Resources Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                            KPMG PEAT MARWICK LLP


Wilmington, Delaware
February 9, 1998




Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.


                             PART III

Item 10 - Directors and Executive Officers of the Registrant

    Name           Age     Position

Dian C. Taylor      52        Director; Chair of the Board since July 1993,
                              and   Chief Executive Officer and President of
                              the Company since September 1992.  Executive
                              Vice President from April 1992 through September
                              1992 and Vice President of Corporate Development
                              of the Company from August 1991 through April
                              1992.  Formerly consultant to the Small Business
                              Development Center at the University of Delaware
                              from February 1991 to August 1991 and
                              Owner/President of Achievement Resources Inc.
                              from 1977 to 1991.   Achievement Resources, Inc.
                              specialized in strategic planning, marketing, entrepreneurial and human resources development consulting. Ms. Taylor was a marketing director for SMI, Inc. from 1982 to 1985. Ms. Taylor is the cousin of William H. Taylor, II and the aunt of John R. Eisenbrey, Jr. She serves on the Executive Committee.

William H. Taylor, II    52   Director; President and Certified Business
                              Counselor of the Susquehanna Corporation, a national affiliate of Business Brokers Network of Dallas, Texas since 1995. President of
                              Taylor Capital Associates, investment brokers since 1991. President and Chief Operating
                              Officer of the Company from 1990 to 1991.
                              Vice President of Artesian Water Company, Inc.
                              from 1987 to 1990.  President of Delaware
                              Micrographics, Inc., a provider of microfiche services, from 1981 to 1995. Previously, Vice
                              President of Butcher & Singer, Inc., an
                              investment banking firm, from 1981 to 1987.
                              Mr. Taylor is the cousin of Dian C. Taylor.

Kenneth R. Biederman     54   Director; Currently, Professor of Finance at the
                              College of Business and Economics of the University of Delaware. Dean of the College of Business and Economics of the University of Delaware from 1990 to 1996. Director of Chase
                              Manhattan Bank USA from 1993 to 1996. Formerly a financial and banking consultant from 1989 to 1990 and President of Gibraltar Bank from 1987 to 1989. Previously Chief Executive Officer and
                              Chairman of the Board of West Chester Savings
                              Bank; Economist and former Treasurer of the State of New Jersey and Staff Economist for the
                              United States Senate Budget Committee. He serves on the Executive; Audit; Personnel, Compensation and Benefits; and Budget Committees of the Board.

John R. Eisenbrey, Jr.   42   Director; Owner/President of Bear Industries,
                              Inc., a privately held mechanical contracting firm specializing in fire protection for more than ten years. Mr. Eisenbrey is the nephew of Dian C. Taylor. He serves on the Audit and
                              Budget Committees.

William C. Wyer          51   Managing Director of Wilmington 2000 since
                              January 1998. Wilmington 2000 is a private organization seeking to revitalize the City of Wilmington, Delaware. President of AllNation
                              Life Insurance and Senior Vice President of Blue
                              Cross/Blue Shield of Delaware from September
                              1995 to January 1998.  Managing Director of
                              Wilmington 2000 from May 1993 to September 1995.
                              Formerly President of Wyer Group, Inc. from
                              1991 to 1993 and Commerce Enterprise Group from
                              1989 to 1991, management consulting firms specializing in operations reviews designed to increase productivity, cut overhead and increase competitiveness, and President of the Delaware
                              State Chamber of Commerce from 1978 to 1989. He serves on the Executive; Audit; Budget;
                              Incentive Stock Option; and Personnel,
                              Compensation and Benefits Committees.

David B. Spacht          38   Vice President, Chief Financial Officer and
                              Treasurer of Artesian Resources Corporation and
                              Subsidiaries since January 1995. Mr. Spacht previously served as Treasurer and Chief
                              Financial Officer of Artesian Resources
                              Corporation and Subsidiaries since July 1992.
                              Mr. Spacht formerly held the positions of Assistant Secretary, Assistant Treasurer and
                              Controller of Artesian Resources Corporation and
                              Subsidiaries and has been employed by the Company for seventeen years.

Joseph A. DiNunzio  35        Vice President and Secretary of Artesian
                              Resources Corporation and Subsidiaries since
                              January 1995.  Mr. DiNunzio previously served as
                              Secretary of Artesian Resources Corporation and
                              Subsidiaries since July 1992. Mr. DiNunzio formerly held the positions of Assistant
                              Secretary and Manager of Budgeting and Financial
                              Planning.  Mr. DiNunzio was employed by Price
                              Waterhouse from 1984 to 1989.

Bruce P. Kraeuter   48        Vice President and Chief Engineer of Artesian
                              Water Company, Inc. since January 1995.
                              Mr. Kraeuter formerly held the position of Manager of Engineering since February 1994 and has been employed by Artesian Water Company, Inc. as an engineer since July 1989.
                              Mr. Kraeuter served as Senior Engineer with the Water Resources Agency for New Castle County,
                              Delaware from 1974 to 1989.

John M. Thaeder     39        Vice President of Operations since February
                              1998.  Previously employed by Hydro Group, Inc.
                              from 1996 to 1998 as Southeastern District
                              Manager of Sales and Operations from Maryland to Florida. During 1995 and 1996, Mr. Thaeder was Hydro Group's Sales Manager of the North
                              East Division with sales responsibilities from Maine to Florida. From 1988 to 1995, he served as District Manager of the Payne Well and Pump Division of Hydro Group.


     In accordance with the provisions of Artesian Resources' certificate of incorporation, as amended, and bylaws, Artesian Resources' Board of Directors is divided into three classes. Members of each class serve for three years and one class is elected each year to serve a term until his or her successor shall have been elected and qualified or until earlier resignation or removal.

On March 2, 1998, Mr. Ellis D. Taylor, who served as a member of the Board since 1948, resigned as a Director for personal reasons. Also on March 2, 1998, Mr. William H. Taylor, II was elected by the Board to fill the vacancy created by his father's resignation for the remainder of the term which expires at the May 6, 1998 Annual Meeting of Shareholders.


Item 11 - Executive Compensation

     The name and cash compensation paid to those executive officers of Artesian Resources whose total direct remuneration exceeded $100,000 for the year ended December 31, 1997 is as follows:


                ANNUAL                                LONG TERM
             COMPENSATION                           COMPENSATION
                                                        Number of
Name and                                  Other       Securities     All
Principal       Year  Salary    Bonus     Annual      Underlying    Other
Position                                Compensation    Options  Compensation
                                                        Awarded

Dian C. Taylor, 1997 $154,600  $24,538(1) $17,341(3)     3,000    $10,808(4)
Chair, CEO &    1996 $143,785  $ 9,648    $11,986(3)     8,000    $10,263(4)
President       1995 $116,359  $ 7,500    $21,620(3)     3,000    $ 8,368(4)

David B. Spacht 1997 $100,500  $19,649(1) $   722        3,000    $11,278(4)
Vice President, 1996 $ 94,604  $ 8,897(1) $   293        5,000    $ 9,582(4)
Treasurer &     1995 $ 89,128  $11,572(2) $ 1,979        3,000    $ 8,270(4)
Chief Financial
Officer

Joseph A.       1997 $100,500  $17,625(1) $   349        3,000    $10,100(5)
DiNunzio        1996 $ 94,604  $ 3,893(2) $    37        5,000    $ 8,521(5)
Vice Pres. &    1995 $ 89,128  $13,886(3) $   706          ---    $ 6,234(5)
Secretary

Bruce P.        1997 $ 86,000  $17,070(1) $ 1,510        3,000    $ 8,791(5)
Kraeuter        1996 $ 81,615  $   524    $ 1,505        5,000    $ 7,367(5)
V.P. & Chief    1995 $ 76,298  $11,572(3) $ 1,257        3,000    $ 5,338(5)
Engineer


(1) The Executive Committee of the Board approved a stock and cash bonus under the Cash and Stock Bonus Compensation Plan previously approved by the shareholders to Ms. Taylor and Messrs. Spacht, DiNunzio, and Kraeuter on January 28, 1997. Ms. Taylor received 750 shares of Class A Stock and $9,381 in cash. Mr. Spacht received 500 shares of Class A Stock and $6,254 in cash. Mr. DiNunzio received 600 shares of Class A Stock and $7,505 in cash. Mr. Kraeuter received 400 shares of Class A Stock and $5,003 in cash. The cash portion of the bonus was issued to cover the individual tax liability associated with the stock bonus issued. The fair market value of the Class A Stock issued was $16.75 per share.

(2) The Executive Committee of the Board approved a stock and cash bonus to Mr. Spacht and Mr. DiNunzio on June 20, 1996. Mr. Spacht received 300 shares of Class A Stock and $2,463 in cash. Mr. DiNunzio received 150 shares of Class A Stock and $1,232 in cash. The cash portion of the bonus was issued to cover the individual tax liability associated with the stock bonus issued. The fair market value of the Class A Stock issued was $14.25 per share.

(3) The Executive Committee of the Board approved a stock and cash bonus to Messrs. Spacht, DiNunzio, and Kraeuter at its meeting held on December 13, 1995. The bonus was paid in January 1996. Messrs. Spacht and Kraeuter received 500 shares of Class A Stock and $4,947 in cash and Mr. DiNunzio received 600 shares of Class A Stock and $5,936 in cash. The cash portion of the bonus was issued to cover the individual tax liability associated with the stock bonus issued. The fair market value of the Class A Stock issued was $13.25 per share.

(4)  Includes $14,600 in 1997, $11,750 in 1996, and $17,900 in 1995 received as compensation for attendance at meetings of the Board and its committees.

(5) The Company contributes two percent of an eligible employee's gross earnings to the 401(k) Deferred Compensation Retirement Plan. In addition, employees can contribute up to twelve percent, and the Company will match fifty percent of the first six percent of the employee's gross earnings. Ms. Taylor received $7,277, $7,622 and $6,042 in Company contributions to the 401(k) Deferred Compensation Retirement Plan in 1997, 1996, and 1995, respectively. Mr. Spacht received $5,379, $4,765, and $3,817 in Company contributions to the 401(k) Deferred Compensation Retirement Plan in 1997, 1996, and 1995, respectively. Mr. DiNunzio received $5,377, $4,732, and $4,453 in Company Contributions to the 401(k) Deferred Compensation Retirement Plan in 1997, 1996, and 1995 respectively. Mr. Kraeuter received $4,644, $4,099, and $3,813 in Company contributions to the 401(k) Deferred Compensation Retirement Plan in 1997, 1996, and 1995, respectively.
     In addition, effective October 1, 1994, the Company established a Supplemental 401(k) Retirement Plan. All employees hired before
     April 26, 1994 and under the age of sixty at that date are eligible for the Supplemental 401(k) Retirement Plan. Employees over the age of sixty waived participation in the plan in order to receive Company paid medical, dental, and life insurance benefits upon retirement. Such benefits will not be provided by the Company to any other current or future employees. Contributions are made by the Company to the Supplemental 401(k) Retirement Plan based upon an eligible employee's years of service. Ms. Taylor received $3,531, $2,635, and $2,326 in Company contributions to the Supplemental 401(k) Retirement Plan in
     1997, 1996, and 1995, respectively. Mr. Spacht received $5,889, $4,817, and $4,453 in Company contributions to the Supplemental 401(k)
     Retirement Plan in 1997, 1996, and 1995, respectively. Mr. DiNunzio received $4,722, $3,788, and $1,781 in Company contributions to the Supplemental 401(k) Retirement Plan in 1997, 1996, and 1995, respectively. Mr. Kraeuter received $4,128, $3,269, and $1,524 in Company contributions to the Supplemental 401(k) Retirement Plan in 1997, 1996, and 1995, respectively.


             Option/SAR Grants in Last Fiscal Year
                                                 Potential Realizable Value
                                                  Assumed Annual Rates of
Individual Grants at Stock Price                Appreciation for Option Term

  Number of   % of Total
 Securities  Options/SARS  Market   Exercise
 Underlying   Granted to  Price on  or Base
Options/SARS  Employees   Date of  Price per Expiration
  Granted     in Fiscal    Grant     Share      Date    0%($)  5%($)  10%($)
                 Year

Dian C. Taylor
 3,000 (1)      11.6%     $17.25    $15.525  05/28/07  $5,175 $37,719 $ 87,651

David B. Spacht
 3,000 (1)      11.6%     $17.25    $15.525  05/28/07  $5,175 $37,719 $87,651

Joseph A. DiNunzio
 3,000 (1)      11.6%     $17.25    $15.525  05/28/07  $5,175 $37,719 $87,651

Bruce P. Kraeuter
 3,000 (1)      11.6%     $17.25    $15.525  05/28/07  $5,175 $37,719 $87,651


(1) Option granted for Class A Non-Voting Common stock under the 1992 Non-qualified Stock Option Plan. These grants vest in six months following the date of grant.



    Aggregated Option/SAR Exercises in Last Fiscal Year and
               Fiscal Year End Option/SAR Values

                                   Number of Securities   Value of Unexercised
        Shares Acquired  Value    Underlying Unexercised      In-the-Money
Name      On Exercise   Realized  Options/SARS at Fiscal    Options/SARS at
                                         Year End           Fiscal Year End
                                      (Un) Exercisable     (Un) Exercisable

Dian C.
Taylor       ---           ---         7,000(3)/4,000(2)    $32,420/$18,500

David B.
Spacht   106(1)/72(2)  $536(1)/$288(2) 6,222(4)/1,600(2)    $28,672/$7,400

Joseph A.
DiNunzio     ---           ---         6,400(5)/1,600(2)    $29,645/$7,400

Bruce P.
Kraeuter   3,000 (1)   $ 16,470 (1)    3,300(6)/1,200(2)    $11,063/$5,550


(1) Class A Non-Voting Common stock under the 1992 Non-qualified Stock Option Plan.

(2)  Class A Non-Voting Common stock under the Incentive Stock Option Plan.

(3) 6,000 shares of Class A Stock under the 1992 Non-qualified Stock Option Plan and 1,000 shares of Class A Stock under the Inventive Stock Option Plan.

(4) 5,894 shares of Class A Stock under the 1992 Non-qualified Stock Option Plan and 328 shares of Class A Stock under the Incentive Stock Option Plan.

(5) 6,000 shares of Class A Stock under the 1992 Non-qualified Stock Option Plan and 400 shares of Class A Stock under the incentive Stock Option Plan.

(6) 3,000 shares of Class A Stock under the 1992 Non-qualified Stock Option Plan and 300 shares of Class A Stock under the Incentive Stock Option Plan.



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


Item 12 - Security Ownership of Directors, Executive Officers and Certain Other Beneficial Owners

     The following table sets forth the beneficial ownership of the equity securities of the Company for each director and nominee for director, each executive officer of the Company earning in salary and bonus in excess of $100,000, each beneficial owner of more than 5% of the outstanding shares of any class of stock, and all directors and executive officers as a group as of March 12, 1998, based in each case on information furnished to the Company.




                         BENEFICIAL OWNERSHIP (1)
                           CLASS A         CLASS B             7%
 NAME                      COMMON          COMMON          PREFERRED
                        NON-VOTING (2)       (2)              (2)


Dian C. Taylor
664 Churchmans Road
Newark, DE 19702 (3)   19,429    1.46%    46,812   9.21%     24

William H. Taylor, II
64 Welsh Tract Road
Suite 304
Newark, DE  19713         336              1,148             24

John R. Eisenbrey, Jr. (4)
P. O. Box 9174
Newark, DE 19711       18,087    1.36%    17,896   3.52%

Kenneth R. Biederman
14 Hayden Way
Newark, DE  19711      13,500    1.02%

William C. Wyer
1980 Superfine Lane
Apt. 501
Wilmington, DE 19802   12,000

David B. Spacht  (5)
664 Churchmans Rd.
Newark, DE  19702      10,828                77              31

Joseph A. DiNunzio
664 Churchmans Rd.
Newark, DE.  19702      7,889                43

Bruce P. Kraeuter
664 Churchmans Rd.
Newark, DE  19702       7,291

Ellis D. Taylor (6)
212 Washington Avenue
Newport, DE  19804     27,165    2.05%   126,653  24.92%    244   2.25%

Norman H. Taylor, Jr. (7)
1597 Porter Road
Bear, DE  19701         3,341            98,208   19.32%     24

Louisa Taylor Welcher (8)
219 Laurel Avenue
Newark, DE  19711       7,812            39,863    7.84%    188   1.73%

Hilda Taylor
4 East Green Valley Circle
Newark, DE  19711      35,736    2.69%    41,695   8.20%   41

Directors and Executive
 Officers as a Group
  (8 Individuals)      89,806    6.77%    65,954  12.98%   79     0.73%


(1) The nature of ownership consists of sole voting and investment power unless otherwise indicated. The amount also includes all shares issuable to such person or group upon the exercise of options held by such person or group to the extent such options are exercisable within 60 days of March 12, 1998. At March 12, 1998, Messrs. Eisenbrey, Jr., Biederman, and Wyer each held options for 6,000 shares of Class A Stock under the 1992 Non-qualified Stock Option Plan. Mr. Ellis D. Taylor, former Director, held options for 3,000 shares of Class A Stock under the 1992 Non-qualified Stock Option Plan. Ms. Taylor held options for 6,000 shares of Class A Stock under the 1992 Non-qualified Stock Option Plan and for 1,000 shares of Class A Stock exercisable under the Incentive Stock Option Plan. Mr. David B. Spacht, Vice President, Chief Financial Officer and Treasurer, held options for 5,894 shares of Class A Stock under the 1992 Non-qualified Stock Option Plan and for 307 shares of Class A Stock exercisable under the Incentive Stock Option Plan. Mr. DiNunzio, Vice President & Secretary, held options for 6,000 shares of Class A Stock under the 1992 Non-qualified Stock Option Plan and for 400 shares of Class A Stock exercisable under the Incentive Stock Option Plan. Mr. Kraeuter, Vice President & Chief Engineer, held options for 3,000 shares of Class A Stock under the 1992 Non-qualified Stock Option Plan and for 300 shares of Class A Stock exercisable under the Incentive Stock Option Plan.

(2) The percentage of the total number of shares of the class outstanding is shown where that percentage is one percent or greater. Percentages for each person or group are based on the aggregate number of shares of the applicable class outstanding as of March 12, 1998, and all shares issuable to such person or group upon the exercise of options held by such person or group, to the extent such options are exercisable within 60 days of that date.

(3) Includes 548 shares of Class A stock held in the Company's 401(k) Deferred Compensation Retirement Plan.

(4) Includes 320 shares of Class B stock owned by a trust of which Mr. Eisenbrey, Jr. is a trustee and in which he has a beneficial ownership interest.

(5) Includes 54 shares of Class B stock held in the Company's 401(k) Deferred Compensation Retirement Plan and 83 shares of Class A stock held in the Company's 401(k) Deferred Compensation Retirement Plan.

(6) Includes 2,500 shares of Class B stock held by a Company wholly owned by Mr. Taylor.

(7) Includes 339 shares of Class B stock held in the Company's 401(k) Deferred Compensation Retirement Plan and 661 shares of Class B stock and 141 shares of Class A Stock owned by Mr. Taylor's wife to which Mr. Taylor disclaims beneficial ownership.

(8) Includes 59 shares of Class B stock held jointly by Ms. Welcher's husband and son, 10 shares of Class B stock held by Ms. Welcher's son, 13 shares of 7% Preferred Stock held by Ms. Welcher's son, 114 shares of Class A Stock owned by Ms. Welcher's husband and 300 shares of Class A Stock owned by Ms. Welcher's son, to which Ms. Welcher disclaims beneficial ownership.




SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on its review of the copies of beneficial ownership statements received by it, or written representations from certain reporting persons that no beneficial ownership statements were required for those persons, the Company believes that during 1997 all beneficial ownership statements under Section 16(a) of the Exchange Act which were required to be filed by executive officers and directors of the Company in their personal capacities were filed in a timely manner.



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

     Artesian Water leases certain parcels of land for water production wells from Glendale Enterprises Limited, a company wholly-owned by Ellis D. Taylor. These water production wells provide a portion of Artesian Water's source of supply. The initial term of the lease was for the ten years ended September 30, 1995 with automatic year to year renewal thereafter unless sixty days written notice is given by either party prior to the end of the lease year. The annual rental was $42,883 in 1997 and is adjusted each year by the Consumer Price Index as of June 30 of the preceding year. Artesian Water has the right to terminate this lease by providing sixty days written notice to Glendale Enterprises should water supply be exhausted or other conditions beyond the control of Artesian Water materially and adversely affect its interest in the lease.

     The terms of transactions with related parties are determined on a basis that management believes is comparable to terms which could be negotiated with non-affiliates.


Item 14 - Exhibits, Financial Statements Schedules, and Reports on Form 8-k

                                                                   Page(s)*
a)  The following documents are filed as part of this report:

     (1)  Financial Statements:

          Consolidated Balance Sheets at December 31, 1997 and 1996    16

          Consolidated Statements of Operations for the three years
               ended December 31, 1997                                 17

          Consolidated Statements of Cash Flows for the three years
               ended December 31, 1997                                 18

          Consolidated Statements of Changes in Stockholders' Equity
                for the three years ended December 31, 1997          19-22

          Schedules Accompanying Financial Statements                22-23

          Notes to Consolidated Financial Statements                 23-40

          Reports of Independent Accountants                          40

     (2)  Financial Statement Schedule:

          Reports of Independent Accountants on
            Financial Statement Schedule                               54

          Schedule V:  Valuation and Qualifying Accounts               57

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

(b)  Reports on Form 8-K.

     During the last quarter of the period covered by this Report on Form 10-K, Artesian Resources filed no reports on Form 8-K


                  ARTESIAN RESOURCES CORPORATION

Date:   3/31/98               By:    David B. Spacht /s/

                         David B. Spacht, Vice President, Chief Financial
                              Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Signature                Title                    Date

Principal Executive Officer:
 Dian C. Taylor   /s/
Dian C. Taylor          President and Chief Executive Officer   3/31/98


Principal Financial and Accounting Officer:
David B. Spacht  /s/
David B. Spacht         Vice President, Chief Financial Officer 3/31/98

                                and Treasurer

Directors:

Dian C. Taylor  /s/
Dian C. Taylor

William H. Taylor, II.  /s/
William H. Taylor, II.

Kenneth R. Biederman /s/
Kenneth R. Biederman

William C. Wyer  /s/
William C. Wyer

John R. Eisenbrey, Jr.  /s/
John R. Eisenbrey, Jr.



                 ARTESIAN RESOURCES CORPORATION
                    FORM 10-K ANNUAL REPORT
                  YEAR ENDED DECEMBER 31, 1997

                       INDEX TO EXHIBITS

Exhibit Number           Description

     3    Articles of Incorporation and By-Laws                          Page*

         (a)  Restated Certificate of Incorporation of the Company
             effective May 26, 1995 including Certificate of Amendment    (h)

         (b) Restated Certificate of Incorporation of the Company effective April 26, 1994 including Certificate of Correction (f)

         (c)  By-Laws of the Company effective April 27, 1993             (d)

4    Instruments Defining the Rights of Security Holders, Including Indentures

         (a) Thirteenth and Fourteenth Indentures dated as of
             June 17, 1997 between Artesian Water Company, Inc.,
             subsidiary of Artesian Resources Corporation, and
             Wilmington Trust Company, as Trustee                         (j)

         (b) Twelfth Supplemental Indenture dated as of
             December 5, 1995 between Artesian Water Company, Inc.
             subsidiary of Artesian Resources Corporation, and
             Wilmington Trust Company, as Trustee                         (i)

         (c)  Eleventh Supplemental Indenture dated as of
             February 16, 1993 between Artesian Water Company, Inc., subsidiary of Artesian Resources Corporation, and
             Principal Mutual Life Insurance Company                      (c)

         (d)  Tenth Supplemental Indenture dated as of April 1, 1989 between Artesian Water Company, Inc., subsidiary of
             Artesian Resources Corporation, and Wilmington Trust
             Company, as Trustee                                          (a)

         (e)  Other Supplemental Indentures with amounts authorized less than ten percent of the total assets of the Company
             and its subsidiaries on a consolidated basis will be
             furnished upon request                                       (a)

10   Material Contracts

         (a)  Artesian Resources Corporation Non-Qualified
             Stock Option Plan                                            (a)

         (b)  Lease dated as of March 1, 1972 between White Clay
             Realty Company and Artesian Water Company, Inc.              (a)

         (c)  1992 Artesian Resources Corporation Non-Qualified
             Stock Option Plan                                            (b)

         (d)  Artesian Resources Corporation Cash and Stock Bonus
               Compensation Plan for Officers                             (e)

         (e)  Artesian Resources Corporation Incentive Stock
             Option Plan                                                  (i)





     11   Computation of Earnings per Common Share                        55

     21   Subsidiaries of the Company as of December 31, 1997             55

     27   Financial Data Schedule                                         51

   See footnote explanation on page 48.


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

(e) Incorporated by reference to the exhibit filed with the Artesian Resources Corporation Form 10-K for the year ended December 31, 1993

(f) Incorporated by reference to the exhibit filed with the Artesian Resources Corporation Form 10-Q for the quarter ended March 31, 1994

(g) Incorporated by reference to the exhibit filed with the Artesian Resources Corporation Form 8-K filed July 5, 1994

(h) Incorporated by reference to the exhibit filed with Artesian Resources Corporation Form 10-Q for the quarter ended June 30, 1995

(i) Incorporated by reference to the exhibit filed with the Artesian Resources Corporation Annual Report on Form 10-K for the year ended December 31, 1995

(j) Incorporated by reference to the exhibits filed with Artesian Resources Corporation Form 10-Q for the quarter ended June 30, 1997.







REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of Artesian Resources Corporation:


     Our audits of the consolidated financial statements referred to in our report dated February 9, 1998 appearing on page 40 of this Annual Report on Form 10-K also included audits of the Financial Statement Schedule for the years ended December 31, 1997, 1996, and 1995 listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule for the years ended December 31, 1997, 1996, and 1995 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                            KPMG PEAT MARWICK LLP


Wilmington, Delaware
February 9, 1998





EXHIBIT 11

                 ARTESIAN RESOURCES CORPORATION
           COMPUTATION OF NET INCOME PER COMMON SHARE



                                     For the Twelve Months Ended December 31,
                                      1997            1996            1995
Earnings
  Income Applicable to
    Common Stock                   $1,892,730      $1,554,157      $1,088,239

Shares
  Weighted average number of
    Shares outstanding
      Basic                         1,762,374       1,508,744       1,031,656
      Diluted                       1,774,994       1,515,313       1,034,243

Net Income per Common Share
      Basic                        $     1.07      $     1.03      $     1.05
      Diluted                      $     1.07      $     1.03      $     1.05





EXHIBIT 21

    ARTESIAN RESOURCES CORPORATION AND SUBSIDIARY COMPANIES

                 Subsidiaries of the Registrant

     The following list includes the Registrant and all of its subsidiaries as of December 31, 1997. The voting stock of each company shown is owned, to the extent indicated by the percentage, by the company immediately above which is not indented to the same degree. All subsidiaries of the Registrant appearing in the following table are included in the consolidated financial statements of the Registrant and its subsidiaries.


                                        State of     Percentage of Voting
Name of Company                       Incorporation      Stock Owned

Artesian Resources Corporation          Delaware
  Artesian Water Company, Inc.          Delaware             100
    Southwood Company                 Pennsylvania           100
    Cat Hill Water Company, Inc.        Delaware             100
    Whites Haven Water Company, Inc.    Delaware             100
  Artesian Laboratories, Inc.           Delaware             100
  Artesian Development, Corporation     Delaware             100
  Artesian Wastewater Management, Inc.  Delaware             100
    AquaStructure Delaware, L.L.C.      Delaware              33 1/3









EXHIBIT 27 - FINANCIAL DATA SCHEDULE

[LEGEND]
     This schedule contains summary financial information extracted from the consolidated balance sheets, consolidated statements of income and the consolidated statement of cash flows from the Company's December 31, 1997 Form 10-K and is qualified in its entirety by reference to such financial statements.
[/LEGEND]

[PERIOD-TYPE]                                 3-MOS                  12-MOS
[FISCAL-YEAR-END]                          DEC-31-1997             DEC-31-1997
[PERIOD-END]                               DEC-31-1997             DEC-31-1997
[BOOK-VALUE]                                  PER-BOOK                PER-BOOK
[TOTAL-NET-UTILITY-PLANT]                   97,694,000              97,694,000
[OTHER-PROPERTY-AND-INVEST]                    349,000                 349,000
[TOTAL-CURRENT-ASSETS]                       5,798,000               5,798,000
[TOTAL-DEFERRED-CHARGES]                     4,026,000               4,026,000
[OTHER-ASSETS]                                       0                       0
[TOTAL-ASSETS]                             107,867,000             107,867,000
[COMMON]                                     1,780,000               1,780,000
[CAPITAL-SURPLUS-PAID-IN]                   17,648,000              17,648,000
[RETAINED-EARNINGS]                          6,887,000               6,887,000
[TOTAL-COMMON-STOCKHOLDERS-EQ]              25,315,000              25,315,000
[PREFERRED-MANDATORY]                          600,000                 600,000
[PREFERRED]                                    272,000                 272,000
[LONG-TERM-DEBT-NET]                        32,000,000              32,000,000
[SHORT-TERM-NOTES]                           1,164,000               1,164,000
[LONG-TERM-NOTES-PAYABLE]                            0                       0
[COMMERCIAL-PAPER-OBLIGATIONS]                       0                       0
[LONG-TERM-DEBT-CURRENT-PORT]                        0                       0
[PREFERRED-STOCK-CURRENT]                      112,000                 112,000
[CAPITAL-LEASE-OBLIGATIONS]                    103,000                 103,000
[LEASES-CURRENT]                                46,000                  46,000
[OTHER-ITEMS-CAPITAL-AND-LIAB]              48,255,000              48,255,000
[TOT-CAPITALIZATION-AND-LIAB]              107,867,000             107,867,000
[GROSS-OPERATING-REVENUE]                    5,947,000              22,340,000
[INCOME-TAX-EXPENSE]                           429,000               1,278,000
[OTHER-OPERATING-EXPENSES]                   4,207,000              16,655,000
[TOTAL-OPERATING-EXPENSES]                   4,636,000              17,933,000
[OPERATING-INCOME-LOSS]                      1,311,000               4,407,000
[OTHER-INCOME-NET]                              72,000                 158,000
[INCOME-BEFORE-INTEREST-EXPEN]               1,383,000               4,565,000
[TOTAL-INTEREST-EXPENSE]                       714,000               2,580,000
[NET-INCOME]                                   669,000               1,985,000
[PREFERRED-STOCK-DIVIDENDS]                     23,000                  93,000
[EARNINGS-AVAILABLE-FOR-COMM]                  646,000               1,892,000
[COMMON-STOCK-DIVIDENDS]                       408,000               1,619,000
[TOTAL-INTEREST-ON-BONDS]                    2,677,000               2,677,000
[CASH-FLOW-OPERATIONS]                       2,595,000               4,102,000
[EPS-PRIMARY]                                     0.37                    1.07
[EPS-DILUTED]                                     0.37                    1.07