Form 10-Q
period 1998-03-31
ARTESIAN RESOURCES CORP
filed 1998-05-06
CIK 863110

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                     or

__ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transaction period from January 1, 1998 to March 31, 1998 Commission file number 0-18516

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

    As of April 27, 1998, 1,283,246 shares and 508,281 shares of Class A Non-Voting Common Stock and Class B Common Stock, respectively, were outstanding.

                        ARTESIAN RESOURCES CORPORATION

                             INDEX TO FORM 10-Q

Part I - Financial Information:                                    Page(s)

    Item 1 - Financial Statements

         Consolidated Balance Sheet -
         March 31, 1998 and December 31, 1997                        3

         Consolidated Statement of Income for
         the quarters ended March 31, 1998 and 1997                  4

         Consolidated Statement of Retained Earnings
         for the quarters ended March 31, 1998 and 1997              4

         Consolidated Statement of Cash Flows for the
         quarters ended March 31, 1998 and 1997                      5

         Notes to the Consolidated Financial Statements             6-9

    Item 2 - Management's Discussion and Analysis of
             Results of Operations and Financial Condition          9-10

    Item 3 - Quantitative and Qualitative Disclosures about
             Market Risk                                            10


Part II - Other Information:

    Item 1 - Legal Proceedings                                     10-11

    Item 2 - Changes in Securities                                  11

    Item 3 - Defaults Upon Senior Securities                        11

    Item 4 - Submission of Matters to a Vote of
             Security Holders                                       11

    Item 5 - Other Information                                      11

    Item 6 - Exhibits and Reports on Form 8-K                      11-13

    Signatures                                                      14













Part I - Financial Information
Item I - Financial Statements
                        ARTESIAN RESOURCES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                              (In thousands)
                                                   Unaudited    December 31,
                                                 March 31, 1998      1997
ASSETS
Utility plant, at original cost
  less accumulated depreciation                     $101,294      $ 97,694
Current assets
  Cash and cash equivalents                              310           146
  Accounts receivable, net                             2,281         2,131
  Unbilled operation revenues                          1,612         1,869
  Materials and supplies-at cost
    on FIFO basis                                        637           610
  Prepaid property taxes                                 260           519
  Prepaid expenses and other                             505           388
  State and federal income taxes                         ---           135
                                                       5,605         5,798

Other assets
  Non-utility property (less accumulated
    depreciation 1998-$146;1997-$145)                    347           349
  Other deferred assets                                1,175         1,208
                                                       1,522         1,557
Regulatory assets, net                                 2,803         2,818
                                                    $111,224      $107,867
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
  Common stock                                      $  1,791      $  1,780
  Additional paid-in capital                          17,841        17,648
  Retained earnings                                    6,760         6,887
    Preferred stock                                      272           272
    Total common stockholders' equity                 26,664        26,587
  Preferred stock-mandatorily redeemable                 488           600


  Long-term debt, net of current portion              32,093        32,103
                                                      59,245        59,290

Current liabilities
  Notes payable                                        3,147         1,164
  Current portion of long-term debt                       46            46
  Current portion of mandatorily
    redeemable preferred stock                           112           112
  Accounts payable                                     3,238         2,616
  Overdraft payable                                      600           510
  State and federal taxes                                 90           ---
  Deferred income taxes                                  194           189
  Interest accrued                                       870           880
  Customer deposits                                      385           370
  Dividends payable                                       20           ---
  Other                                                  739           360
                                                       9,441         6,247
Deferred credits and other liabilities
  Net advances for construction                       18,066        17,880
  Postretirement benefit obligation                    1,690         1,704
  Deferred investment tax credits                      1,020         1,029
  Deferred income taxes                                  176           176
                                                      20,952        20,789
Net contributions in aid of construction              21,586        21,541
                                                    $111,224      $107,867

See notes to the consolidated financial statements.
                        ARTESIAN RESOURCES CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                   Unaudited
               (In thousands, except share and per share amounts)
                                                         For the Quarter
                                                         Ended March 31,
                                                       1998          1997
OPERATING REVENUES
  Water sales                                       $  5,548       $ 4,892
  Other utility operating revenue                         73            87
                                                       5,621         4,979
OPERATING EXPENSES
  Utility operating expenses                           3,365         3,078
  Non-utility operating expenses                           5           ---
  Related party expenses                                  57            62
  Depreciation and amortization                          606           586
  State and federal income taxes                         217           126
  Property and other taxes                               377           378
                                                       4,627         4,230

OPERATING INCOME                                         994           749
ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION              49            47
OTHER INCOME (EXPENSE)                                    16           (22)
INCOME BEFORE INTEREST CHARGES                         1,059           774

INTEREST CHARGES
  Long-term debt                                         673           564
  Short-term debt                                         37           ---
  Amortization of debt expense                             8             4
  Other                                                   14             9
                                                         732           577
NET INCOME                                          $    327       $   197
DIVIDENDS ON PREFERRED STOCK                              22            25
NET INCOME APPLICABLE TO COMMON STOCK               $    305       $   172

INCOME PER COMMON SHARE:
  Basic                                             $   0.17       $  0.10
  Diluted                                           $   0.17       $  0.10

CASH DIVIDEND PER COMMON SHARE                      $   0.23       $  0.23

AVERAGE COMMON SHARES OUTSTANDING
  Basic                                            1,787,687     1,753,045
  Diluted                                          1,803,211     1,764,087

                 CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                Unaudited
                              (In thousands)
                                                        For the Quarter
                                                         Ended March 31,
                                                       1998          1997
Balance, beginning of period                        $  6,887       $  6,614
Net income                                               327            197
                                                       7,214          6,811

Dividends                                                454            451
Balance, end of period                              $  6,760       $  6,360
See Notes to the Consolidated Financial Statements.

                       ARTESIAN RESOURCES CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                  Unaudited
                                (In thousands)
                                                         For the Quarter
                                                         Ended March 31,
                                                       1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                          $    327       $    197
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                        568            548
    Deferred income taxes, net                            (4)           ---
    Allowance for funds used during construction         (49)           (47)
Changes in Assets and Liabilities:
    Accounts receivable                                 (150)           188
    Unbilled operating revenue                           257            160
    Materials and supplies                               (27)           (54)
    State and federal income taxes                       225            134
    Prepaid property taxes                               259            246
    Prepaid expenses and other                          (117)          (241)
    Other deferred assets                                 33             61
    Regulatory assets                                     15           (114)
    Postretirement benefit obligation                    (14)             1
    Accounts payable                                     622         (1,649)
    Interest accrued                                     (10)           (34)
    Customer deposits and other, net                     394            138

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    2,329           (466)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (net of AFUDC)                 (4,219)        (2,045)
  Proceeds from sale of assets                             3              1

NET CASH USED IN INVESTING ACTIVITIES                 (4,216)        (2,044)

CASH FLOW FROM FINANCING ACTIVITIES
  Net borrowings under line of credit agreement        1,983          3,033
  Overdraft payable                                       90            160
  Net advances and contributions in aid
    of construction                                      331             13
  Repayment on long-term note                            ---            (25)
  Proceeds from issuance of Common Stock                 204             62
  Dividends                                             (434)          (429)
  Principal payments under capital
    lease obligations                                    (11)           (88)
  Retirement of preferred stock                         (112)          (112)

NET CASH PROVIDED BY FINANCING ACTIVITIES              2,051          2,614

NET INCREASE IN CASH AND CASH EQUIVALENTS                164            104
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         146            148
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $    310        $   252
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                     $    734        $   543
  Income taxes paid                                 $    ---        $   ---

See Notes to the Consolidated Financial Statements.


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

    The unaudited financial statements of Artesian Resources Corporation and its wholly-owned subsidiaries (the Company or Artesian Resources), including its principal operating company, Artesian Water Company, Inc. (Artesian Water), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K. The accompanying consolidated financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Company's financial position and results of operations. The results of operations for the quarter ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.


NOTE 2 - REGULATORY ASSETS

    Certain expenses, which are recoverable through rates as permitted by the State of Delaware Public Service Commission (PSC), are deferred and amortized during future periods using various methods. Expenses related to rate proceedings are amortized on a straight-line basis over two years. The post retirement benefit obligation, which is being amortized over twenty years is adjusted for the difference between the net periodic post retirement benefit costs and the cash payments. The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customer reverse. Regulatory assets, net of amortization, comprise:

                                       March 31, 1998     December 31, 1997
                                          (,000)                (,000)

Postretirement benefit obligation         $1,690                $1,704
Deferred income taxes recoverable
  in future rates                            716                   710
Expense of rate proceedings                  397                   404
                                          $2,803                $2,818




NOTE 3 - NON-UTILITY OPERATING EXPENSES


    Non-utility operating expenses totaling $5,000 are attributable to Artesian Wastewater Management, Inc. (Artesian Wastewater). Artesian Wastewater plans to provide wastewater treatment services in Delaware. On March 12, 1997 Artesian Wastewater became a one-third member in AquaStructure Delaware, L.L.C. which intends to develop and market various proposals to provide wastewater treatment services.

NOTE 4 - RELATED PARTY TRANSACTIONS

     The office building and shop complex utilized by Artesian Water are leased at an annual rental of $184,000 from a partnership, White Clay Realty, in which certain of Artesian Resources' officers and directors are partners. The lease expires in 2002, with provisions for renewals for two five year periods thereafter. Management believes that the payments made to White Clay Realty for the lease of its office building and shop complex are generally comparable to what Artesian Water would have to pay to unaffiliated parties for similar facilities.

    Artesian Water leases certain parcels of land for water production wells from Glendale Enterprises Limited, a company wholly-owned by Ellis D. Taylor, Chairman Emeritus of Artesian Resources, at an annual rental of $42,000.
The initial term of the lease was for ten years ending September 30, 1995 and, thereafter, renewal is automatic from year to year unless 60 days written notice is given by either party before the end of the year's lease. The annual rental is adjusted each year by the consumer price index as of June 30 of the preceding year. Artesian Water has the right to terminate this lease by giving 60 days written notice should the water supply be exhausted or other conditions beyond the control of Artesian Water materially and adversely affect its interest in the lease.

    Expenses associated with related party transactions are as follows:

                                            For the Quarter Ended
                                                   March 31,
                                             1998             1997
                                            (,000)           (,000)

         White Clay Realty                   $ 46             $ 51
         Glendale Enterprises                  11               11
                                             $ 57             $ 62



NOTE 5 -  DEBT

     As of April 6, 1998 Artesian Water has available unsecured lines of credit, with no financial covenant restrictions, totaling $30.0 million which are renewable annually at the bank's discretion. Borrowings under the lines of credit bear interest based on the London Interbank Offering Rate (LIBOR) plus 1.0% for 30, 60, 90, or 180 days, or the bank's Federal Funds Rate plus 1.0%, at the option of Artesian Water.

NOTE 6 - RATE PROCEEDINGS

     On October 3, 1997, Artesian Water filed a petition with the PSC to implement new rates to achieve a projected increased revenue target, as subsequently amended, of approximately 23.3% or $5.2 million on an annualized basis. Artesian Water has been permitted to collect a temporary rate increase not in excess of 11.35% or $2.5 million on an annualized basis, under bond, until permanent rates are approved. These temporary rates became effective on December 3, 1997 and approximately $0.6 million in additional revenue was recognized during the first quarter of 1998 as a result of the increased rates.



     On April 20, 1998, Artesian Water entered into a proposed settlement agreement with the Division of the Public Advocate and the PSC staff which would allow Artesian Water to increase customer rates from a temporary increase of 11.35% implemented December 3, 1997 to an increase of approximately 13.2%, or $2.975 million annualized. The settlement agreement is subject to approval by the Hearing Examiner in the rate case and the PSC. Artesian Water believes that the rates will become effective on or about
May 12, 1998, but the timing of the PSC decision and the amount of the permanent rates cannot be assured.

     The proposed annualized revenue increase of $2.975 million under the settlement agreement is based on a projected utility plant in service level of $124.2 million as of June 30, 1998. Artesian Water's actual June 30, 1998 utility plant in service balance will be subject to audit in July 1998 by the PSC. If the actual June 30, 1998 utility plant in service balance is more than $0.5 million below the $124.2 million projected utility plant in service level, then a refund equaling revenues related to the entire plant in service deficiency will be made to customers from the effective date of the rate increase put into place as a result of this proposed settlement. Every
$0.5 million deficiency from the required utility plant in service level of $124.2 million equates to an annualized revenue reduction of approximately $48,000. Artesian Water's March 31, 1998 utility plant in service balance is $118.6 million with an additional $3.3 million in construction work in progress. The Company anticipates that the required utility plant in service level of $124.2 million will be achieved by June 30, 1998 and no refund to customers will be necessary under the terms of the proposed settlement agreement, although there can be no assurance that the need for a refund will not arise.

NOTE 7 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

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

                                                           For the Quarter
                                                           Ended March 31,
                                                         1998          1997

       Average common shares outstanding during
         the period for Basic computation             1,787,687      1,753,045
       Dilutive effect of employee stock options         15,524         11,042
       Average common shares outstanding during
         the period for Diluted computation           1,803,211      1,764,087

     Equity per common share was $14.74 and $14.44 at March 31, 1998 and 1997, respectively. These amounts were computed by dividing common stockholders' equity excluding preferred stock by the number of shares of common stock outstanding at the end of each quarter.

NOTE 8 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted this Statement effective January 1, 1998, and has no components of comprehensive income to report.

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

     In February 1998, the FASB issued Statement of Financial Accounting Standard No. 132 "Employers Disclosure about Pension and Other Postretirement Benefits" ("SFAS 132"), which revises employers' disclosures about pensions and other postretirement benefit plans, and does not change the measurement or recognition of those plans.

     The Company plans to adopt SFAS 131 and SFAS 132 in connection with the preparation of the December 31, 1998 consolidated financial statement and the adoption of these statements will not have a material impact on the Company's financial condition or results of operation.


ITEM 2
ARTESIAN RESOURCES CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE
  QUARTER ENDED MARCH 31, 1998


RESULTS OF OPERATIONS

     For the quarter ended March 31, 1998, Artesian Resources recorded net income of $327,000 which represents a $130,000 increase as compared to earnings of $197,000 for the quarter ended March 31, 1997. The increase is primarily attributable to two increases in Artesian Water's rates charged to customers of approximately 1.13% and 11.35% which were placed in effect May 1, 1997 and December 3, 1997, respectively, and a 2.4% growth in customers served. Water sales revenue increased $656,000, or 13.4%, for the quarter ended March 31, 1998 as compared to the same period in 1997.

     Payroll expense increased $167,000 due to the addition of several new positions as well as pay increases. Rate case amortization expense increased $98,000 due to using a two year amortization period for the deferred rate case costs associated with Docket 97-66 and Docket 97-340 as required under the pending rate case settlement agreement. The estimated total cost of these two dockets is higher than the total cost of Docket 94-164 which was amortized over the three years ended December 31, 1997. Purchased water expense decreased $127,000 primarily due to the renegotiated contract with the Chester Water Authority (CWA) which reduced the mandatory minimum takes from a daily average of four million gallons to three million gallons effective August 1, 1997. Total purchased water consumption is 20% lower in the first quarter of 1998 as compared to the same period in 1997 due to the decreased takes from CWA and to the timing of purchases from the City of Wilmington.

     Income taxes increased $91,000 for the three months ended March 31, 1998 as compared to the same period in 1997 due to the increased profitability of the Company.

     Interest expense and debt amortization expense increased by $155,000 for the three months ended March 31, 1998 as compared with the same period in 1997 due to a higher average debt outstanding of $35.0 million at a higher average interest rate for 1998 as compared to $30.0 million in average debt outstanding for 1997. The increase in the average debt outstanding is attributable to the issuance of Artesian Water's $10 million Series M and $5 million Series N Mortgage Bonds in June and September of 1997, respectively, and to increased borrowings on the lines of credit.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of liquidity for the three months ended March 31, 1998 is $2.3 million provided by cash flow from operations and $2.0 million borrowed on Artesian Water's lines of credit. At March 31, 1998, Artesian Resources had a working capital deficit of $3.8 million primarily attributable to borrowings on the lines of credit and to an increase in accounts payable associated with the volume of construction projects currently in process.

     On April 6, 1998 Artesian Water increased its available unsecured lines of credit, with no financial covenant restrictions, to a total of $30.0 million and reduced the borrowing rate to the London Interbank Offering Rate plus 1.0% or the bank's Federal Funds Rate plus 1.0%. As of April 30, 1998 $3.6 million was drawn on the lines of credit.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     On October 3, 1997, Artesian Water filed a petition with the PSC to implement new rates to achieve a projected increased revenue target, as subsequently amended, of approximately 23.3% or $5.2 million on an annualized basis. Artesian Water has been permitted to collect a temporary rate increase not in excess of 11.35% or $2.5 million on an annualized basis, under bond, until permanent rates are approved. These temporary rates became effective on December 3, 1997 and approximately $0.6 million in additional revenue was recognized during the first quarter of 1998 as a result of the increased rates.

     On April 20, 1998, Artesian Water entered into a proposed settlement agreement with the Division of the Public Advocate and the PSC staff which would allow Artesian Water to increase customer rates from a temporary increase of 11.35% implemented December 3, 1997 to an increase of approximately 13.2%, or $2.975 million annualized. The settlement agreement is subject to approval by the Hearing Examiner in the rate case and the PSC. Artesian Water believes that the rates will become effective on or about
May 12, 1998, but the timing of the PSC decision and amount of the permanent rates cannot be assured.



     The proposed annualized revenue increase of $2.975 million under the settlement agreement is based on a projected utility plant in service level of $124.2 million as of June 30, 1998. Artesian Water's actual June 30, 1998 utility plant in service balance will be subject to audit in July 1998 by the PSC. If the actual June 30, 1998 utility plant in service balance is more than $0.5 million below the projected utility plant in service level, then a refund equaling revenues related to the entire plant in service deficiency will be made to customers from the effective date of the rate increase put into place as a result of this proposed settlement. Every $0.5 million deficiency from the required utility plant in service level of $124.2 million equates to an annualized revenue reduction of approximately $48,000. Artesian Water's March 31, 1998 utility plant in service balance is $118.6 million with an additional $3.3 million in construction work in progress. The
Company anticipates that the required utility plant in service level of $124.2 million will be achieved by June 30, 1998 and no refund to customers will be necessary under the terms of the proposed settlement agreement, although there can be no assurance that the need for a refund will not arise.

     There are no other material legal proceedings pending at this date.

ITEM 2 - CHANGES IN SECURITIES
     Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

ITEM 5 - OTHER INFORMATION
     Not applicable.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K
     No reports on Form 8-K were filed for the quarter ended March 31, 1998.


EXHIBIT 11 - COMPUTATION OF EARNINGS PER COMMON SHARE

                                            For the Three Months Ended
                                                      March 31,
                                             1998                1997

Earnings
  Income applicable to Common Stock      $  304,705          $  171,576

Shares
  Average common shares outstanding
    during the period for
    Basic computation                     1,787,687           1,753,045
  Dilutive effect of employee
    stock options                            15,524              11,042
  Average common shares outstanding
    during the period for
    Diluted computation                   1,803,211           1,764,087

Net income per Common Share
      Basic                              $     0.17          $     0.10
      Diluted                            $     0.17          $     0.10

EXHIBIT 27 - FINANCIAL DATA SCHEDULE

[LEGEND]
     This schedule contains summary financial information extracted from the consolidated balance sheets, consolidated statements of income and the consolidated statement of cash flows from the Company's March 31, 1998
Form 10-Q and is qualified in its entirety by reference to such financial statements.

[/LEGEND]

[PERIOD-TYPE]                                 3-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               MAR-31-1998
[BOOK-VALUE]                                  PER-BOOK
[TOTAL-NET-UTILITY-PLANT]                  101,294,000
[OTHER-PROPERTY-AND-INVEST]                    347,000
[TOTAL-CURRENT-ASSETS]                       5,605,000
[TOTAL-DEFERRED-CHARGES]                     3,978,000
[OTHER-ASSETS]                                       0
[TOTAL-ASSETS]                             111,224,000
[COMMON]                                     1,791,000
[CAPITAL-SURPLUS-PAID-IN]                   17,841,000
[RETAINED-EARNINGS]                          6,760,000
[TOTAL-COMMON-STOCKHOLDERS-EQ]              26,392,000
[PREFERRED-MANDATORY]                          488,000
[PREFERRED]                                    272,000
[LONG-TERM-DEBT-NET]                        32,000,000
[SHORT-TERM-NOTES]                           3,147,000
[LONG-TERM-NOTES-PAYABLE]                            0
[COMMERCIAL-PAPER-OBLIGATIONS]                       0
[LONG-TERM-DEBT-CURRENT-PORT]                        0
[PREFERRED-STOCK-CURRENT]                      112,000
[CAPITAL-LEASE-OBLIGATIONS]                     93,000
[LEASES-CURRENT]                                46,000
[OTHER-ITEMS-CAPITAL-AND-LIAB]              48,674,000
[TOT-CAPITALIZATION-AND-LIAB]              111,224,000
[GROSS-OPERATING-REVENUE]                    5,621,000
[INCOME-TAX-EXPENSE]                           217,000
[OTHER-OPERATING-EXPENSES]                   4,410,000
[TOTAL-OPERATING-EXPENSES]                   4,627,000
[OPERATING-INCOME-LOSS]                        994,000
[OTHER-INCOME-NET]                              65,000
[INCOME-BEFORE-INTEREST-EXPEN]               1,059,000
[TOTAL-INTEREST-EXPENSE]                       732,000
[NET-INCOME]                                   327,000
[PREFERRED-STOCK-DIVIDENDS]                     22,000
[EARNINGS-AVAILABLE-FOR-COMM]                  305,000
[COMMON-STOCK-DIVIDENDS]                       434,000
[TOTAL-INTEREST-ON-BONDS]                    2,677,000
[CASH-FLOW-OPERATIONS]                       2,329,000
<EPS-BASIC>                                       0.17
[EPS-DILUTED]                                     0.17



EXHIBIT 27 - FINANCIAL DATA SCHEDULE

[LEGEND]
     This schedule contains summary financial information extracted from the consolidated balance sheets, consolidated statements of income and the consolidated statement of cash flows from the Company's March 31, 1997
Form 10-Q, restated as required under SFAS 128, and is qualified in its entirety by reference to such financial statements.

[/LEGEND]

[PERIOD-TYPE]                                 3-MOS
[FISCAL-YEAR-END]                          DEC-31-1997
[PERIOD-END]                               MAR-31-1997
[BOOK-VALUE]                                  PER-BOOK
[TOTAL-NET-UTILITY-PLANT]                   90,489,000
[OTHER-PROPERTY-AND-INVEST]                    822,000
[TOTAL-CURRENT-ASSETS]                       5,031,000
[TOTAL-DEFERRED-CHARGES]                     4,534,000
[OTHER-ASSETS]                                       0
[TOTAL-ASSETS]                             100,876,000
[COMMON]                                     1,752,000
[CAPITAL-SURPLUS-PAID-IN]                   17,184,000
[RETAINED-EARNINGS]                          6,360,000
[TOTAL-COMMON-STOCKHOLDERS-EQ]              25,296,000
[PREFERRED-MANDATORY]                          599,500
[PREFERRED]                                    272,000
[LONG-TERM-DEBT-NET]                        17,000,000
[SHORT-TERM-NOTES]                                   0
[LONG-TERM-NOTES-PAYABLE]                   12,091,000
[COMMERCIAL-PAPER-OBLIGATIONS]                       0
[LONG-TERM-DEBT-CURRENT-PORT]                        0
[PREFERRED-STOCK-CURRENT]                      112,500
[CAPITAL-LEASE-OBLIGATIONS]                    177,000
[LEASES-CURRENT]                               286,000
[OTHER-ITEMS-CAPITAL-AND-LIAB]              45,042,000
[TOT-CAPITALIZATION-AND-LIAB]              100,876,000
[GROSS-OPERATING-REVENUE]                    4,979,000
[INCOME-TAX-EXPENSE]                           126,000
[OTHER-OPERATING-EXPENSES]                   4,104,000
[TOTAL-OPERATING-EXPENSES]                   4,230,000
[OPERATING-INCOME-LOSS]                        749,000
[OTHER-INCOME-NET]                              25,000
[INCOME-BEFORE-INTEREST-EXPEN]                 774,000
[TOTAL-INTEREST-EXPENSE]                       577,000
[NET-INCOME]                                   197,000
[PREFERRED-STOCK-DIVIDENDS]                     25,000
[EARNINGS-AVAILABLE-FOR-COMM]                  172,000
[COMMON-STOCK-DIVIDENDS]                       426,000
[TOTAL-INTEREST-ON-BONDS]                    1,514,900
[CASH-FLOW-OPERATIONS]                        (466,000)
<EPS-BASIC>                                       0.10
[EPS-DILUTED]                                     0.10






SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ARTESIAN RESOURCES CORPORATION


5/6/98                       /s/ Dian C. Taylor
                             Dian C. Taylor
                             President, CEO, and Chair of the Board
                             Artesian Resources Corporation and Subsidiaries


5/6/98                       /s/ David B. Spacht
                             David B. Spacht
                             Vice President, Chief Financial Officer, and
                             Treasurer
                             Artesian Resources Corporation and Subsidiaries


























g:\sec\10Q398.txt