Form 10-Q
period 1998-06-30
ARTESIAN RESOURCES CORP
filed 1998-08-07
CIK 863110

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                    or

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

    As of July 30, 1998, 1,286,473 shares and 509,653 shares of Class A Non-Voting Common Stock and Class B Common Stock, respectively, were outstanding.



















                         ARTESIAN RESOURCES CORPORATION

                             INDEX TO FORM 10-Q

Part I - Financial Information:                                    Page(s)

    Item 1 - Financial Statements

         Consolidated Balance Sheet -
         June 30, 1998 and December 31, 1997                         3

         Consolidated Statement of Income for
         the quarters ended June 30, 1998 and 1997                   4

         Consolidated Statement of Income for the
         six months ended June 30, 1998 and 1997                     5

         Consolidated Statement of Retained Earnings
         for the six months ended June 30, 1998 and 1997             5

         Consolidated Statement of Cash Flows for the
         six months ended June 30, 1998 and 1997                     6

         Notes to the Consolidated Financial Statements             7-10

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations         10-11


Part II - Other Information:

    Item 1 - Legal Proceedings                                      11

    Item 2 - Changes in Securities                                  12

    Item 3 - Default Upon Senior Securities                         12

    Item 4 - Submission of Matters to a Vote of Security Holders    12

    Item 5 - Other Information                                      12

    Item 6 - Exhibits and Reports on Form 8-K                       12

    Index to Exhibits                                              13-14

    Exhibit 11 - Computation of Earnings Per Common Share           14

    Exhibit 27 - Financial Data Schedules                          15-16

    Signatures                                                      17














Part I - Financial Information
Item I - Financial Statements
                        ARTESIAN RESOURCES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                              (In thousands)
                                                   Unaudited    December 31,
                                                 June 30, 1998      1997
ASSETS
Utility plant, at original cost
  less accumulated depreciation                    $105,494      $ 97,694
Current assets
  Cash and cash equivalents                             206           146
  Accounts receivable, net                            1,946         2,131
  Unbilled operating revenues                         2,376         1,869
  Materials and supplies-at cost
    on FIFO basis                                       588           610
  Prepaid property taxes                                 12           519
  Prepaid expenses and other                            438           388
  State and federal income taxes                        ---           135
                                                      5,566         5,798

Other assets
  Non-utility property (less accumulated
    depreciation 1998-$148;1997-$145)                   345           349
  Other deferred assets                               1,179         1,208
                                                      1,524         1,557
Regulatory assets, net                                2,886         2,818
                                                   $115,470      $107,867
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
  Common stock                                     $  1,794      $  1,780
  Additional paid-in capital                         17,899        17,648
  Retained earnings                                   7,341         6,887
  Preferred stock                                       272           272
    Total common stockholders' equity                27,306        26,587
Preferred stock-mandatorily redeemable                  600           600
Long-term debt, net of current portion               32,082        32,103
                                                     59,988        59,290

Current liabilities
  Notes payable                                       6,070         1,164
  Current portion of long-term debt                      45            46
  Current portion of mandatorily
    redeemable preferred stock                          ---           112
  Accounts payable                                    3,230         2,616
  Overdraft payable                                     855           510
  State and federal income taxes                        633           ---
  Deferred income taxes                                  85           189
  Interest accrued                                      610           880
  Customer deposits                                     353           370
  Dividends payable                                      20           ---
  Other                                                 796           360
                                                     12,697         6,247
Deferred credits and other liabilities
  Net advances for construction                      18,247        17,880
  Postretirement benefit obligation                   1,676         1,704
  Deferred investment tax credits                     1,010         1,029
  Deferred income taxes                                 414           176
                                                     21,347        20,789
Net contributions in aid of construction             21,438        21,541
                                                   $115,470      $107,867
See notes to the consolidated financial statements.




                        ARTESIAN RESOURCES CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  Unaudited
               (In thousands, except share and per share amounts)
                                                          For the Quarter
                                                           Ended June 30,
                                                       1998            1997
OPERATING REVENUES
  Water sales                                       $  6,568        $ 5,474
  Other utility operating revenue                        104             77
                                                       6,672          5,551
OPERATING EXPENSES
  Utility operating expenses                           3,402          3,045
  Related party expenses                                  57             62
  Depreciation and amortization                          472            641
  State and federal income taxes                         675            324
  Property and other taxes                               370            356
                                                       4,976          4,428

OPERATING INCOME                                       1,696          1,123
ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION              70             42
OTHER INCOME (EXPENSE)                                     6            (17)
INCOME BEFORE INTEREST CHARGES                         1,772          1,148

INTEREST CHARGES
  Long-term debt                                         672            609
  Short-term debt                                         72              2
  Amortization of debt expense                             8              5
  Other                                                    7             (1)
                                                         759            615
NET INCOME                                             1,013            533
DIVIDENDS ON PREFERRED STOCK                              19             23
NET INCOME APPLICABLE TO COMMON STOCK               $    994        $   510

INCOME PER COMMON SHARE
  Basic                                             $   0.55        $  0.29
  Diluted                                           $   0.55        $  0.29

CASH DIVIDENDS PER COMMON SHARE                     $   0.23        $  0.23

AVERAGE COMMON SHARES OUTSTANDING
  Basic                                            1,793,737      1,756,436
  Diluted                                          1,810,283      1,769,426

See notes to the consolidated financial statements.





                        ARTESIAN RESOURCES CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                   Unaudited
              (In thousands, except share and per share amounts.)
                                                         For the Six Months
                                                           Ended June 30,
                                                       1998            1997
OPERATING REVENUES
  Water sales                                       $ 12,115       $ 10,365
  Other utility operating revenue                        177            165
                                                      12,292         10,530
OPERATING EXPENSES
  Utility operating expenses                           6,773          6,123
  Related party expenses                                 114            123
  Depreciation and amortization                        1,078          1,227
  State and federal income taxes                         893            450
  Property and other taxes                               746            735
                                                       9,604          8,658

OPERATING INCOME                                       2,688          1,872
ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION             118             89
OTHER INCOME (EXPENSE)                                    24            (39)
INCOME BEFORE INTEREST CHARGES                         2,830          1,922

INTEREST CHARGES
  Long-term debt                                       1,345          1,170
  Short-term debt                                        109              6
  Amortization of debt expense                            16              9
  Other                                                   20              8
                                                       1,490          1,193
NET INCOME                                             1,340            729
DIVIDENDS ON PREFERRED STOCK                              42             47
NET INCOME APPLICABLE TO COMMON STOCK               $  1,298       $    682

INCOME PER COMMON SHARE:
  Basic                                             $   0.72       $   0.39
  Diluted                                           $   0.72       $   0.39

CASH DIVIDEND PER COMMON SHARE                      $   0.46       $   0.46

AVERAGE COMMON SHARES OUTSTANDING
  Basic                                            1,792,787      1,756,143
  Diluted                                          1,809,208      1,769,156

See notes to the consolidated financial statements.


                 CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                Unaudited
                              (In thousands)
                                                         For the Six Months
                                                           Ended June 30,
                                                       1998            1997

Balance, beginning of period                       $  6,887         $  6,614
Net income                                            1,340              729
                                                      8,227            7,343

Dividends                                               886              876
Balance, end of period                             $  7,341         $  6,467

See notes to the consolidated financial statements.

                       ARTESIAN RESOURCES CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                  Unaudited
                               (In thousands)
                                                        For the Six Months
                                                          Ended June 30,
                                                       1998            1997

CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                          $  1,340        $   729
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                      1,001          1,151
    Allowance for funds used during construction        (118)           (89)
Changes in Assets and Liabilities:
    Accounts receivable                                  185           (157)
    Unbilled operating revenue                          (507)          (386)
    Materials and supplies                                22             39
    State and federal income taxes                       768           (209)
    Prepaid property taxes                               507            484
    Prepaid expenses and other                           (50)          (199)
    Deferred income taxes, net                           115            800
    Other deferred assets                                 29           (294)
    Regulatory assets                                    (68)            47
    Postretirement benefit obligation                    (28)             3
    Accounts payable                                     614         (1,289)
    Interest accrued                                    (270)           (19)
    Customer deposits and other, net                     419            368

NET CASH PROVIDED BY OPERATING ACTIVITIES              3,959            979
CASH FLOWS USED IN INVESTING ACTIVITIES
  Capital expenditures (net of AFUDC)                 (8,478)        (4,041)
  Proceeds from sale of assets                            13            183

NET CASH USED IN INVESTING ACTIVITIES                 (8,465)        (3,858)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) under line
    of credit agreement                                4,905         (8,979)
  Proceeds from issuance of mortgage bonds               ---         12,500
  Overdraft payable, net                                 345           (160)
  Net advances and contributions in aid
    of construction                                       50            569
  Repayment on ALI note                                  ---            (25)
  Proceeds from issuance of Common Stock                 265             66
  Proceeds from common stock dividends
    reinvested and stock options exercised               ---            113
  Dividends                                             (866)          (856)
  Principal payments under capital
    lease obligations                                    (21)          (142)
  Redemption of preferred stock                         (112)          (113)

NET CASH PROVIDED BY FINANCING ACTIVITIES              4,566          2,973
NET INCREASE IN CASH AND CASH EQUIVALENTS                 60             94
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         146            148
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $    206        $   242
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                     $  1,204        $ 1,212
  Income taxes paid                                 $    ---        $   ---

See notes to the consolidated financial statements.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

    The unaudited financial statements of Artesian Resources Corporation and its wholly-owned subsidiaries (the Company or Artesian Resources), including its principal operating company, Artesian Water Company, Inc. (Artesian Water), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K. The accompanying consolidated financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Company's financial position and results of operations. The results of operations for the quarter and six months ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.


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

                                       June 30, 1998     December 31, 1997
                                           (,000)              (,000)

Postretirement benefit obligation          $1,676              $1,704
Deferred income taxes recoverable
  in future rates                             702                 710
Expense of rate proceedings                   508                 404
                                           $2,886              $2,818




NOTE 3 - NON-UTILITY OPERATIONS

    Artesian Wastewater Management, Inc. (Artesian Wastewater) plans to provide wastewater treatment services in Delaware. On March 12, 1997 Artesian Wastewater became a one-third owner in AquaStructure Delaware, L.L.C. which intends to develop and market various proposals to provide wastewater treatment services. No operations have occurred under Artesian Wastewater for the six months ended June 30, 1998.




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

    Artesian Water leases certain parcels of land for water production wells from Glendale Enterprises Limited, a company wholly-owned by Ellis D. Taylor, former director and Chairman Emeritus of Artesian Resources, at an annual rental of $44,000. The initial term of the lease was for ten years ending September 30, 1995 and, thereafter, renewal is automatic from year to year unless 60 days written notice is given by either party before the end of the year's lease. The annual rental is adjusted each year by the consumer price index as of June 30 of the preceding year. Artesian Water has the right to terminate this lease by giving 60 days written notice should the water supply be exhausted or other conditions beyond the control of Artesian Water materially and adversely affect its interest in the lease.

    Expenses associated with related party transactions are as follows:

                         For the Quarter Ended        For the Six Months
                                June 30,                Ended June 30,
                                 (,000)                     (,000)
                          1998           1997         1998          1997

White Clay Realty        $ 46           $ 51        $  92          $102
Glendale Enterprises       11             11           22            21
                         $ 57           $ 62        $ 114          $123



NOTE 5 - RATE PROCEEDINGS

     On April 20, 1998, Artesian Water entered into a proposed settlement agreement of rate case Docket 97-340 with the Division of the Public Advocate and the PSC staff which allowed Artesian Water to increase customer rates from a temporary increase of 11.35% implemented December 3, 1997 to an increase of approximately 13.2%, or $2.975 million annualized, effective
May 12, 1998. The settlement agreement was approved by the Hearing Examiner in the rate case and the PSC on May 5, 1998 and May 12, 1998, respectively.

     The proposed annualized revenue increase of $2.975 million under the rate case settlement agreement was based on a projected utility plant in service level of $124.2 million as of June 30, 1998. Artesian Water's actual June 30, 1998 utility plant in service balance of $125.7 million will be subject to audit by the PSC. If the actual June 30, 1998 utility plant in service balance had been more than $0.5 million below the $124.2 million projected utility plant in service level, then a refund equaling revenues related to the entire plant in service deficiency would have been required to be made to customers from the effective date of the rate increase put into place as a result of this settlement. The Company believes that the required utility plant in service level of $124.2 million has been exceeded at June 30, 1998 and no refund to customers will be necessary under the terms of the settlement agreement, although there can be no assurance that a refund will not be required.

NOTE 6 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

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

                                         For the Quarter    For the Six Months
                                          Ended June 30,      Ended June 30
                                         1998       1997    1998        1997

    Average common shares
      outstanding during the period
      for Basic computation         1,793,737  1,756,436  1,792,787  1,756,143
    Dilutive effect of
      employee stock options           16,546     12,990     16,421     13,013
    Average common shares
      outstanding during the period
      for Diluted computation       1,810,283  1,769,426  1,809,208  1,769,156

     Equity per common share was $15.06 and $14.45 at June 30, 1998 and 1997, respectively. These amounts were computed by dividing common stockholders' equity, excluding preferred stock, by the number of shares of common stock outstanding at June 30, 1998 and 1997, respectively.



NOTE 7 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). This Statement established standards for reporting information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company has adopted this Statement effective January 1, 1998.

     In February 1998, the FASB issued Statement of Financial Accounting Standard No. 132 "Employers Disclosure about Pension and Other Postretirement Benefits" ("SFAS 132"), which revises employers' annual disclosures about pensions and other postretirement benefit plans, and does not change the measurement or recognition of those plans. The Company plans to adopt this Statement in connection with the preparation of the December 31, 1998 consolidated financial statement and the adoption of these statements will not have a material impact on the Company's financial condition or results of operation.

     In June 1998, the FASB issued Statements of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activities. The Company plans to adopt this statement effective January 1, 2000 and the adoption of this statement will not have a material impact on the Company's financial condition or results of operations.


ITEM 2
ARTESIAN RESOURCES CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1997

RESULTS OF OPERATIONS

     For the quarter ended June 30, 1998, Artesian Resources recorded net income of $1,013,000 which represents a $480,000, or a 90.1%, increase as compared to earnings of $533,000 for the quarter ended June 30, 1997. For the six months ended June 30, 1998, Artesian Resources recorded net income of $1,340,000 which represents a $611,000, or 83.8%, increase as compared to net income of $729,000 for the six months ended June 30, 1997. The increase is primarily attributable to three increases in Artesian Water's rates charged to customers of approximately 1.13%, 11.35%, and 1.85% which were placed in effect May 1, 1997, December 3, 1997, and May 12, 1998, respectively, and a 2.4% growth in customers served. Water sales revenue increased $1,094,000, or 20.0%, and $1,750,000, or 16.9%, respectively, for the quarter and six months ended June 30, 1998 as compared to the same period in 1997.

     Payroll expense increased $103,000 and $270,000 for the quarter and six months ended June 30, 1998 as compared to the same periods in 1997 due to the addition of several new positions as well as pay increases. Rate case amortization expense increased $53,000 and $151,000 for the quarter and six months ended June 30, 1998 as compared to the same periods in 1997 due to using a two year amortization period for the deferred rate case costs associated with Docket 97-66 and Docket 97-340 as required under the rate case settlement agreement. The estimated total cost of these two dockets is higher than the total cost of Docket 94-164 which was amortized over the three years ended December 31, 1997. Purchased water expense decreased $20,000 and $147,000 for the quarter and six months ended June 30, 1998 as compared to the same period in 1997 primarily due to the renegotiated contract with the Chester Water Authority (CWA) which reduced the mandatory minimum takes from a daily average of four million gallons to three million gallons effective August 1, 1997. Total purchased water consumption is 17% lower in 1998 as compared to 1997 due to the decreased takes from CWA and to the timing of purchases from the City of Wilmington.

     Income taxes increased $351,000 and $443,000 for the quarter and six months ended June 30, 1998 as compared to the same period in 1997 due to the increased profitability of the Company.

     Interest expense and debt amortization expense increased by $144,000 and $297,000 for the quarter and six months ended June 30, 1998 as compared with the same period in 1997 due to a higher average debt outstanding of $35.8 million at a slightly lower interest rate for 1998 as compared to $28.1 million in average debt outstanding for 1997. The increase in the average debt outstanding is attributable to the issuance of Artesian Water's $10 million Series M and $5 million Series N Mortgage Bonds in June and September of 1997, respectively, and to increased borrowings on the lines of credit.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of liquidity for the six months ended June 30, 1998 is $4.0 million provided by cash flow from operations and $4.9 million borrowed on Artesian Water's lines of credit. At June 30, 1998, Artesian Resources had a working capital deficit of $7.1 million primarily attributable to borrowings on the lines of credit and to an increase in accounts payable associated with the volume of construction projects currently in progress. As of July 31, 1998, $7.9 million was drawn on the $30.0 million available lines of credit. Artesian Resources anticipates it will complete long term financing arrangements in 1999 or 2000 to eliminate the working capital deficit.

CAUTIONARY STATEMENT

     Statements in this Report on Form 10-Q which express the "belief," "anticipation" or "expectation," as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Action of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors such as competitive market pressures, material changes in demand from larger customers, changes in weather, availability of labor, changes in government policies and changes in economic conditions could cause results to differ materially from those in the forward-looking statements.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     The proposed annualized revenue increase of $2.975 million under the rate case settlement agreement was based on a projected utility plant in service level of $124.2 million as of June 30, 1998. Artesian Water's actual June 30, 1998 utility plant in service balance of $125.7 million will be subject to audit by the PSC. If the actual June 30, 1998 utility plant in service balance had been more than $0.5 million below the $124.2 million projected utility plant in service level, then a refund equaling revenues related to the entire plant in service deficiency would have been required to be made to customers from the effective date of the rate increase put into place as a result of this settlement. The Company believes that the required utility plant in service level of $124.2 million has been achieved at June 30, 1998 and no refund to customers will be necessary under the terms of the settlement agreement, although there can be no assurance that a refund will not be required.

     There are no other material legal proceedings pending at this date.


ITEM 2 - CHANGES IN SECURITIES

     Not applicable.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a) The annual meeting of Class B Common Shareholders was held on May 6, 1998

(b) With 431,696 votes in favor, 8,076 votes against, and 10,626 votes abstained, the Class B Common Shareholders approved an Amendment to the 1992 Non-Qualified Stock Option Plan. Under the approved Amendment, the number of shares of Class A Non-Voting Common stock authorized for issuance under the 1992 Non-Qualified Stock Option Plan was increased from 100,000 to 250,000.

(c) With 446,696 votes in favor, and 4,291 votes withheld, the Class B Common Shareholders elected William C. Wyer to serve a three year term on Artesian Resources' Board of Directors (the "Board") until his successor shall have been elected and qualified or until his earlier resignation or removal. Mr. Wyer has served as a member of the Board since 1991. He was last re-elected at the 1995 Annual Meeting of Shareholders. Mr. Wyer has also served on the Executive; Audit; Personnel, Compensation and Benefits; and Budget Committees of the Board.

       With 443,698 votes in favor and 6,700 votes withheld, the Class B Common Shareholders also elected William H. Taylor, II to serve a three year term on Artesian Resources' Board of Directors (the "Board") until his successor shall have been elected and qualified or until his earlier resignation or removal. Mr. Taylor has served as a member of the Board since March 1998.

       Following the re-election of Mr. Wyer and election of Mr. Taylor, the members of the Board and their respective terms are as follows:

          William H. Taylor, II--    term expires at the 2001 annual meeting
          William C. Wyer--          term expires at the 2001 annual meeting
          Kenneth R. Biederman--     term expires at the 2000 annual meeting
          Dian C. Taylor--           term expires at the 1999 annual meeting
          John R. Eisenbrey, Jr.--   term expires at the 1999 annual meeting








ITEM 5 - OTHER INFORMATION
     Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed for the quarter ended June 30, 1998.


                       INDEX TO EXHIBITS

Exhibit Number           Description

  3    Articles of Incorporation and By-Laws

       (3.1) Restated Certificate of Incorporation of the Company effective May 26, 1995 incorporated by reference to the exhibit filed with Artesian Resources Corporation Form 10-Q for the quarter ended June 30, 1995.

       (3.2) Restated Certificate of Incorporation of the Company effective April 26, 1994 including Certificate of Correction incorporated by reference to the exhibit filed with the Artesian Resources Corporation Form 10-Q for the quarter ended March 31, 1994.

       (3.3) By-Laws of the Company effective April 27, 1993 incorporated by reference to the exhibit filed with the Artesian Resources Corporation Form 8-K filed April 27, 1993.

4    Instruments Defining the Rights of Security Holders, Including Indentures

       (4.1) Thirteenth and Fourteenth Indentures dated as of June 17, 1997 between Artesian Water Company, Inc., subsidiary of Artesian Resources Corporation, and Wilmington Trust Company, as Trustee. Incorporated by reference to the exhibits filed with Artesian Resources Corporation Form 10-Q for the quarter ended June 30, 1997.

       (4.2) Twelfth Supplemental Indenture dated as of December 5, 1995 between Artesian Water Company, Inc. subsidiary of Artesian Resources Corporation, and Wilmington Trust Company, as Trustee. Incorporated by reference to the exhibit filed with the Artesian Resources Corporation Annual Report on Form 10-K for the year ended December 31, 1995.

       (4.3) Eleventh Supplemental Indenture dated as of February 16, 1993 between Artesian Water Company, Inc., subsidiary of Artesian Resources Corporation, and Principal Mutual Life Insurance Company. Incorporated by reference to the exhibit filed with Artesian Resources Corporation Annual Report on Form 10-K for the year ended December 31, 1992.

       (4.4) Tenth Supplemental Indenture dated as of April 1, 1989 between Artesian Water Company, Inc., subsidiary of Artesian Resources Corporation, and Wilmington Trust Company, as Trustee. Incorporated by reference to the exhibit filed with Artesian Resources Corporation Registration Statement on Form 10 filed April 30, 1990 and as amended by Form 8 filed on June 19, 1990.

       (4.5) Other Supplemental Indentures with amounts authorized less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis will be furnished upon request. Incorporated by reference to the exhibit filed with Artesian Resources Corporation Registration Statement on Form 10 filed April 30, 1990 and as amended by Form 8 filed on June 19, 1990.

10   Material Contracts

       (10.1) Artesian Resources Corporation Non-Qualified Stock Option Plan incorporated by reference to the exhibit filed with Artesian Resources Corporation Registration Statement on Form 10 filed April 30, 1990 and as amended by Form 8 filed on June 19, 1990.

       (10.2) Lease dated as of March 1, 1972 between White Clay Realty Company and Artesian Water Company, Inc. incorporated by reference to the exhibit filed with Artesian Resources Corporation Registration Statement on Form 10 filed April 30, 1990 and as amended by Form 8 filed on June 19, 1990.

       (10.3) 1992 Artesian Resources Corporation Non-Qualified Stock Option Plan incorporated by reference to the exhibit filed with the Artesian Resources Annual Report on Form 10-K for the year ended December 31, 1991.

       (10.4) Artesian Resources Corporation Cash and Stock Bonus Compensation Plan for Officers incorporated by reference to the exhibit filed with the Artesian Resources Corporation Form
               10-K for the year ended December 31, 1993.

       (10.5) Artesian Resources Corporation Incentive Stock Option Plan incorporated by reference to the exhibit filed with the Artesian Resources Corporation Annual Report on Form 10-K for the year ended December 31, 1995.



  11   Computation of Earnings per Common Share

  27   Financial Data Schedules





EXHIBIT 11 - COMPUTATION OF EARNINGS PER COMMON SHARE

                                             For the Six Months Ended
                                                      June 30,
                                             1998                1997

Earnings
  Income applicable to Common Stock      $1,298,000          $  682,000

Shares
  Average common shares outstanding
    during the period for
    Basic computation                     1,792,787           1,756,143
  Dilutive effect of employee
    stock options                            16,421              13,013
  Average common shares outstanding
    during the period for
    Diluted computation                   1,809,208           1,769,156

Net income per Common Share
    Basic                                $     0.72          $     0.39
    Diluted                              $     0.72          $     0.39

EXHIBIT 27 - FINANCIAL DATA SCHEDULES

    This schedule contains summary financial information extracted from the consolidated balance sheets, consolidated statements of income and the consolidated statement of cash flows the Company's June 30, 1998 Form 10-Q and is qualified in its entirety by reference to such financial statements.


PERIOD TYPE                                 3-MOS                   6-MOS
FISCAL YEAR END                          DEC-31-1998             DEC-31-1998
PERIOD END                               JUN-30-1998             JUN-30-1998
BOOK VALUE                                  PER-BOOK                PER-BOOK
TOTAL NET UTILITY PLANT                  105,494,000             105,494,000
OTHER PROPERTY AND INVEST                    345,000                 345,000
TOTAL CURRENT ASSETS                       5,566,000               5,566,000
TOTAL DEFERRED CHARGES                     4,065,000               4,065,000
OTHER ASSETS                                       0                       0
TOTAL ASSETS                             115,470,000             115,470,000
COMMON                                     1,794,000               1,794,000
CAPITAL SURPLUS PAID IN                   17,899,000              17,899,000
RETAINED EARNINGS                          7,341,000               7,341,000
TOTAL COMMON STOCKHOLDERS EQ              27,034,000              27,034,000
PREFERRED MANDATORY                          487,000                 487,000
PREFERRED                                    272,000                 272,000
LONG TERM DEBT NET                        32,082,000              32,082,000
SHORT TERM NOTES                           6,070,000               6,070,000
LONG TERM NOTES PAYABLE                            0                       0
COMMERCIAL PAPER OBLIGATIONS                       0                       0
LONG TERM DEBT CURRENT PORT                        0                       0
PREFERRED STOCK CURRENT                      112,000                 112,000
CAPITAL LEASE OBLIGATIONS                     82,000                  82,000
LEASES CURRENT                                46,000                  46,000
OTHER ITEMS CAPITAL AND LIAB              49,285,000              49,285,000
TOT CAPITALIZATION AND LIAB              115,470,000             115,470,000
GROSS OPERATING REVENUE                    6,672,000              12,292,000
INCOME TAX EXPENSE                           675,000                 893,000
OTHER OPERATING EXPENSES                   4,301,000               8,711,000
TOTAL OPERATING EXPENSES                   4,976,000               9,604,000
OPERATING INCOME LOSS                      1,696,000               2,688,000
OTHER INCOME NET                              76,000                 142,000
INCOME BEFORE INTEREST EXPEN               1,772,000               2,830,000
TOTAL INTEREST EXPENSE                       759,000               1,490,000
NET INCOME                                 1,013,000               1,340,000
PREFERRED STOCK DIVIDENDS                     19,000                  42,000
EARNINGS AVAILABLE FOR COMM                  994,000               1,298,000
COMMON STOCK DIVIDENDS                       432,000                 865,000
TOTAL INTEREST ON BONDS                    2,677,000               2,677,000
CASH FLOW OPERATIONS                       4,425,000               3,959,000
EPS PRIMARY                                     0.55                    0.72
EPS DILUTED                                     0.55                    0.72



    This schedule contains summary financial information extracted from the consolidated balance sheets, consolidated statements of income and the consolidated statement of cash flows the Company's June 30, 1997 Form 10-Q, restated as required under SFAS 128, and is qualified in its entirety by reference to such financial statements.


PERIOD TYPE                                 3-MOS                   6-MOS
FISCAL YEAR END                          DEC-31-1997             DEC-31-1997
PERIOD END                               JUN-30-1997             JUN-30-1997
BOOK VALUE                                  PER-BOOK                PER-BOOK
TOTAL NET UTILITY PLANT                 $ 91,873,000            $ 91,873,000
OTHER PROPERTY AND INVEST                    354,000                 354,000
TOTAL CURRENT ASSETS                       5,479,000               5,479,000
TOTAL DEFERRED CHARGES                     4,624,000               4,624,000
OTHER ASSETS                                       0                       0
TOTAL ASSETS                            $102,330,000            $102,330,000
COMMON                                  $  1,755,000            $  1,755,000
CAPITAL SURPLUS PAID IN                   17,236,000              17,236,000
RETAINED EARNINGS                          6,467,000               6,467,000
TOTAL COMMON STOCKHOLDERS EQ              25,458,000              25,458,000
PREFERRED MANDATORY                          599,500                 599,500
PREFERRED                                    272,000                 272,000
LONG TERM DEBT NET                        29,500,000              29,500,000
SHORT TERM NOTES                              79,000                  79,000
LONG TERM NOTES PAYABLE                            0                       0
COMMERCIAL PAPER OBLIGATIONS                       0                       0
LONG TERM DEBT CURRENT PORT                        0                       0
PREFERRED STOCK CURRENT                      112,500                 112,500
CAPITAL LEASE OBLIGATIONS                     86,000                  86,000
LEASES CURRENT                               142,000                 142,000
OTHER ITEMS CAPITAL AND LIAB              46,081,000              46,081,000
TOT CAPITALIZATION AND LIAB             $102,330,000            $102,330,000
GROSS OPERATING REVENUE                 $  5,551,000            $ 10,530,000
INCOME TAX EXPENSE                           324,000                 450,000
OTHER OPERATING EXPENSES                   4,104,000               8,208,000
TOTAL OPERATING EXPENSES                   4,428,000               8,658,000
OPERATING INCOME LOSS                      1,123,000               1,872,000
OTHER INCOME NET                              25,000                  50,000
INCOME BEFORE INTEREST EXPEN               1,148,000               1,922,000
TOTAL INTEREST EXPENSE                       615,000               1,193,000
NET INCOME                                   533,000                 729,000
PREFERRED STOCK DIVIDENDS                     23,000                  47,000
EARNINGS AVAILABLE FOR COMM             $    510,000            $    682,000
COMMON STOCK DIVIDENDS                  $    428,000            $    854,000
TOTAL INTEREST ON BONDS                 $  2,495,000            $  2,495,000
CASH FLOW OPERATIONS                    $  1,467,000            $  1,001,000
EPS PRIMARY                             $       0.29            $       0.39
EPS DILUTED                             $       0.29            $       0.39



SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ARTESIAN RESOURCES CORPORATION


8/7/98                       /s/ Dian C. Taylor
                             Dian C. Taylor
                             President, CEO, and Chair of the Board
                             Artesian Resources Corporation and Subsidiaries


8/7/98                       /s/ David B. Spacht
                             David B. Spacht
                             Vice President, Chief Financial Officer, and
                             Treasurer
                             Artesian Resources Corporation and Subsidiaries