Form 10-Q
period 1998-09-30
ARTESIAN RESOURCES CORP
filed 1998-10-28
CIK 863110

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                    or

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

    As of October 20, 1998, 1,289,198 shares and 511,210 shares of Class A Non-Voting Common Stock and Class B Common Stock, respectively, were outstanding.







               ARTESIAN RESOURCES CORPORATION

                    INDEX TO FORM 10-Q

                              Part I - Financial Information:  Page(s)

          Item 1 - Financial Statements

               Consolidated Balance Sheet -
               September 30, 1998 and December 31, 1997              3

               Consolidated Statement of Income for
               the quarters ended September 30, 1998 and 1997        4

               Consolidated Statement of Income for
               the nine months ended September 30, 1998 and 1997     5

               Consolidated Statement of Retained Earnings for
               the nine months ended September 30, 1998 and 1997     5

               Consolidated Statement of Cash Flows for the
               nine months ended September 30, 1998 and 1997         6

               Notes to the Consolidated Financial Statements     7-10

          Item 2 - Management's Discussion and Analysis of
               Results of Operations and Financial Condition     10-11

          Item 3 - Quantitative and Qualitative Disclosures
               About Market Risk                                   12

      Part II - Other Information:

          Item 1 - Legal Proceedings                               12

          Item 2 - Changes in Securities                           12

          Item 3 - Defaults Upon Senior Securities                 12

          Item 4 - Submission of Matter to Vote of
                   Securities Holders                              12

          Item 5 - Other Information                               12

          Item 6 - Exhibits and Reports on Form 8-K              13-16

          Signatures                                               17






Part I - Financial Information
Item I - Financial Statements
              ARTESIAN RESOURCES CORPORATION
                CONSOLIDATED BALANCE SHEET
                     (In thousands)            Unaudited
                                              September 30,    December 31,
                                                  1998             1997
ASSETS
  Utility plant, at orig. cost less
    accumulated depreciation                   $108,463          $ 97,694
CURRENT ASSETS
  Cash and cash equivalents                         248               146
  Accounts receivable                             2,108             2,131
  Unbilled operating revenue                      2,176             1,869
  Materials and supplies - FIFO                     583               610
  Prepaid property taxes                            793               519
  Prepaid expenses and other                        349               388
  State and federal income taxes                    ---               135
                                                  6,257             5,798
OTHER ASSETS
  Non-utility property (less accumulated
    depreciation 1998-$150,;1997-$144)              282               349
  Other deferred assets                           1,128             1,208
                                                  1,410             1,557
REGULATORY ASSETS                                 2,785             2,818
                                               $118,915          $107,867
LIABILITIES AND STOCKHOLDERS' EQUITY
  Common stock                                 $  1,800          $  1,780
  Additional paid-in capital                     18,008            17,648
  Retained earnings                               7,613             6,887
  Preferred stock                                   272               272
  Total stockholders' equity                     27,693            26,587
  Preferred stock-mandatorily
    redeemable                                      500               600
  Long-term debt, net of current
     portion                                     32,063            32,103
                                                 60,256            59,290
CURRENT LIABILITIES
  Notes payable                                   8,984             1,164
  Current portion of long-term debt                  46                46
  Current portion of mandatorily redeemable
    preferred stock                                 100               112
  Accounts payable                                3,287             2,616
  Overdraft payable                                 596               510
  State and federal income taxes                    653               ---
  Deferred income taxes                              84               189
  Interest accrued                                  250               880
  Customer deposits                                 382               370
  Dividends payable                                  20               ---
  Other                                             630               360
                                                 15,032             6,247
DEFERRED CREDITS AND OTHER LIABILITIES
  Net advances for construction                  18,502            17,880
  Postretirement benefit obligation               1,658             1,704
  Deferred investment tax credits                 1,003             1,029
  Deferred income taxes                             499               176
                                                 21,662            20,789
NET CONTRIBUTIONS IN AID OF CONSTRUCTION         21,965            21,541
                                               $118,915          $107,867
See notes to the consolidated financial statements.


              ARTESIAN RESOURCES CORPORATION
             CONSOLIDATED STATEMENT OF INCOME
                        Unaudited
   (In thousands, except share and per share amounts)
                                                     For the Quarter
                                                   Ended September  30,
                                                   1998           1997
OPERATING REVENUES
  Water sales                                     $6,632         $5,780
  Other utility operating revenue                     90             84
                                                   6,722          5,864

OPERATING EXPENSES
  Utility operating expenses                       3,721          3,225
  Non-utility operating expenses (Note 3)            ---             12
  Related party expenses (Note 4)                     57             62
  Depreciation and amortization                      553            599
  State and federal income taxes                     494            400
  Property and other taxes                           370            343
                                                   5,195          4,641

OPERATING INCOME                                   1,527          1,223

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION          31             24
OTHER INCOME                                          15              4

INCOME BEFORE INTEREST CHARGES                     1,573          1,251

INTEREST CHARGES
  Long-term debt                                     682            274
  Short-term debt                                    129            377
  Amortization of debt expense                         8              7
  Other                                                6              7
                                                     825            665

NET INCOME                                           748            586

DIVIDENDS ON PREFERRED STOCK                          20             22

NET INCOME APPLICABLE
  TO COMMON STOCK                                 $  728        $   564

INCOME PER COMMON SHARE:
  Basic                                           $ 0.40        $  0.32
  Diluted                                         $ 0.40        $  0.32

CASH DIVIDEND PER COMMON SHARE                    $ 0.255       $  0.23

AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                        1,798,781      1,762,127
  Diluted                                      1,819,195      1,775,487

See notes to the consolidated financial statements.




              ARTESIAN RESOURCES CORPORATION
             CONSOLIDATED STATEMENT OF INCOME
                        Unaudited
     (In thousands, except share and per share amounts)
                                                   For the Nine Months
                                                   Ended September 30,
                                                 1998              1997
OPERATING REVENUES
  Water sales                                  $ 18,747          $ 16,145
  Other utility operating revenue                   267               248
                                                 19,014            16,393
OPERATING EXPENSES
  Utility operating expenses                     10,494             9,348
  Non-utility operating expenses (Note 3)           ---                12
  Related party expenses (Note 4)                   170               185
  Depreciation and amortization                   1,632             1,826
  State and federal income taxes                  1,387               849
  Property and other taxes                        1,116             1,077
                                                 14,799            13,297

OPERATING INCOME                                  4,215             3,096
ALLOWANCE FOR FUNDS USED
DURING CONSTRUCTION                                 149               112
OTHER INCOME AND (EXPENSE)                           39               (26)
INCOME BEFORE INTEREST CHARGES                    4,403             3,182
INTEREST CHARGES
  Long-term debt                                  2,027             1,444
  Short-term debt                                   238               383
  Amortization of debt expense                       23                16
  Other                                              26                23
                                                  2,314             1,866

NET INCOME                                        2,089             1,316
DIVIDENDS ON PREFERRED STOCK                         62                70
NET INCOME APPLICABLE
  TO COMMON STOCK                              $  2,027          $  1,246

INCOME PER COMMON SHARE:
  Basic                                        $   1.13          $   0.71
  Diluted                                      $   1.12          $   0.70

CASH DIVIDEND PER COMMON SHARE                 $   0.715         $   0.69

AVERAGE COMMON SHARES OUTSTANDING
  Basic                                       1,795,150         1,759,082
  Diluted                                     1,812,765         1,771,694




       CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                        Unaudited
                     (In thousands)
                                                   For the Nine Months
                                                    Ended September 30,
                                                    1998          1997

BALANCE, beginning of period                      $ 6,887        $ 6,614
NET INCOME                                          2,089          1,316
                                                    8,976          7,930
DIVIDENDS                                           1,363          1,303
BALANCE, end of period                            $ 7,613        $ 6,627

See notes to the consolidated financial statements.

              ARTESIAN RESOURCES CORPORATION
           CONSOLIDATED STATEMENT OF CASH FLOWS
                        Unaudited
                     (In thousands)                 For the Nine Months
                                                     Ended September 30,
                                                     1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                         $ 2,089       $ 1,316
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                      1,516         1,711
  Allowance for funds used during
    construction                                      (149)         (113)
CHANGES IN ASSETS AND LIABILITIES:
  Accounts receivable                                   23          (338)
  Unbilled operating revenue                          (307)           32
  Materials and supplies                                27           (46)
  State and federal income taxes payable               788           (80)
  Prepaid property taxes                              (274)         (288)
  Prepaid expenses and other                            39          (105)
  Deferred income taxes, net                           192           788
  Other deferred assets                                 80           (77)
  Regulatory assets                                     33          (184)
  Postretirement benefit obligation                    (46)           (5)
  Accounts payable                                     671        (1,629)
  Interest accrued                                    (630)          149
  Customer deposits and other, net                     282           354
NET CASH PROVIDED BY OPERATING ACTIVITIES            4,334         1,485
CASH FLOWS USED IN INVESTING ACTIVITIES
  Capital expenditures (net of AFUDC)              (12,375)       (6,763)
  Proceeds from sale of assets                          14           162
NET CASH USED IN INVESTING ACTIVITIES              (12,361)       (6,601)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) under
    line of credit agreement                         7,820        (9,058)
  Proceeds from issuance of mortgage bonds             ---        15,000
  Overdraft payable                                     86           106
  Net advances and contributions
    in aid of construction                           1,338           875
  Proceeds from common stock dividends
    reinvested and stock options exercised             380           272
  Dividends                                         (1,343)       (1,281)
  Principal payments under capital
    lease obligations                                  (40)         (204)
  Retirement of preferred stock                       (112)         (113)

NET CASH PROVIDED BY FINANCING ACTIVITIES            8,129         5,597
NET INCREASE IN CASH AND CASH EQUIVALENTS              102           481
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                               146           148
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                 $   248       $   629

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                    $ 1,663       $ 1,701
  Income taxes paid                                $   480       $   272
Supplemental Schedule of Non-Cash Investing
  and Financing Activities:
  Capital lease obligations incurred               $   ---       $    67
See notes to the consolidated financial statements.


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

    The unaudited financial statements of Artesian Resources Corporation and its wholly-owned subsidiaries (the Company or Artesian Resources), including its principal operating company, Artesian Water Company, Inc. (Artesian Water), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K. The accompanying consolidated financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Company's financial position and results of operations. The results of operations for the quarter and nine months ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.


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

                                  September 30, 1998     December 31, 1997
                                           (,000)              (,000)

Postretirement benefit obligation          $1,658              $1,704
Deferred income taxes recoverable
  in future rates                             699                 710
Expense of rate proceedings                   428                 404
                                           $2,785              $2,818


NOTE 3 - NON-UTILITY OPERATIONS

    Artesian Wastewater Management, Inc. (Artesian Wastewater) plans to provide wastewater treatment services in Delaware. On March 12, 1997 Artesian Wastewater became a one-third owner in AquaStructure Delaware, L.L.C. which intends to develop and market various proposals to provide wastewater treatment services. No operations have occurred under Artesian Wastewater for the nine months ended September 30, 1998. For the quarter and nine months ended September 30, 1997, Artesian Wastewater incurred $12,000 in start-up expenses.


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

    Artesian Water leases certain parcels of land for water production wells from Glendale Enterprises Limited, a company wholly-owned by Ellis D. Taylor, a shareholder of greater than five percent and Chairman Emeritus, at an annual rental of $44,000. Renewal of the lease is automatic from year to year unless 60 days written notice is given by either party before the end of the year's lease. The annual rental is adjusted each year by the consumer price index as of June 30 of the preceding year. Artesian Water has the right to terminate this lease by giving 60 days written notice should the water supply be exhausted or other conditions beyond the control of Artesian Water materially and adversely affect its interest in the lease.

    Expenses associated with related party transactions are as follows:

                         For the Quarter Ended       For the Nine Months
                            September 30,             Ended September 30,
                                 (,000)                     (,000)
                          1998           1997         1998          1997

White Clay Realty        $ 46           $ 51        $ 138          $153
Glendale Enterprises       11             11           32            32
                         $ 57           $ 62        $ 170          $185


NOTE 5 - DEBT

     As of September 30, 1998 Artesian Water has available unsecured lines of credit, with no financial covenant restrictions, totaling $35.0 million which are renewable annually at the banks' discretion. Borrowings under the lines of credit bear interest based on the London Interbank Offering Rate (LIBOR) plus 1.0% for 30, 60, 90, or 180 days, or the bank's Federal Funds Rate plus 1.0%, at the option of Artesian Water.


NOTE 6 - RATE PROCEEDINGS

     On April 20, 1998, Artesian Water entered into a proposed settlement agreement of rate case Docket 97-340 with the Division of the Public Advocate and the PSC staff which allowed Artesian Water to increase customer rates from a temporary increase of 11.35% implemented December 3, 1997 to an increase of approximately 13.2%, or $2.975 million annualized, effective
May 12, 1998. The settlement agreement was approved by the Hearing Examiner in the rate case and the PSC on May 5, 1998 and May 12, 1998, respectively, subject to an audit by the PSC of the June 30, 1998 utility plant balances. The proposed annualized revenue increase of $2.975 million under the rate case settlement agreement was based on a projected utility plant in service level of $124.2 million as of June 30, 1998. The Company successfully achieved the required utility plant in service level as confirmed by a post-rate case PSC audit, and effective October 27, 1998 the PSC closed rate case Docket 97-340.


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

     Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options. The adoption of this statement had no effect on the results of operations, financial conditions, or long-term liquidity of the Company. The following table summarizes the shares used in computing basic and diluted net income per share:

                                         For the Quarter   For the Nine Months
                                       Ended September 30,  Ended September 30
                                         1998       1997    1998        1997

    Average common shares
      outstanding during the period
      for Basic computation         1,798,781  1,762,127  1,795,150  1,759,082
    Dilutive effect of
      employee stock options           20,414     13,360     17,615     12,612
    Average common shares
      outstanding during the period
      for Diluted computation       1,819,195  1,775,487  1,812,765  1,771,694

     Equity per common share was $15.23 and $14.60 at September 30, 1998 and 1997, respectively. These amounts were computed by dividing common stockholders' equity, excluding preferred stock, by the number of shares of common stock outstanding at September 30, 1998 and 1997, respectively.


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


ITEM 2
ARTESIAN RESOURCES CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1998

RESULTS OF OPERATIONS

     For the quarter ended September 30, 1998, Artesian Resources recorded net income of $748,000 which represents a $162,000, or a 27.6%, increase as compared to earnings of $586,000 for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, Artesian Resources recorded net income of $2,089,000 which represents a $773,000, or 58.7%, increase as compared to net income of $1,316,000 for the nine months ended September 30, 1997. The increase is attributable to Artesian Water's increases in rates charged to customers and the continuation of cost control programs which decreased the ratio of operating and maintenance expenses to total revenue, as well as a 2.6% growth in customers served. Water sales revenue increased $852,000, or 14.7%, and $2,602,000, or 16.1%, respectively, for the quarter and nine months ended September 30, 1998 as compared to the same period in 1997 due to rate increases to customers of approximately 1.13%, 11.35% and 1.85% which were placed in effect May 1, 1997, December 3, 1997 and May 12, 1998, respectively. The operating and maintenance expense to total revenue ratio was 56.1% for the nine months ended September 30, 1998 as compared to 58.2% for the same period in 1997.

     Payroll expense increased $54,000 and $324,000 for the quarter and nine months ended September 30, 1998 as compared to the same periods in 1997 due to the addition of several new positions as well as pay increases. Rate case amortization expense increased $66,000 and $217,000 for the quarter and nine months ended September 30, 1998 as compared to the same periods in 1997 due to the use of a two year amortization period for the deferred rate case costs associated with Docket 97-66 and Docket 97-340 as required under the rate case settlement agreement. The estimated total cost of these two dockets is higher than the total cost of Docket 94-164 which was amortized over the three years ended December 31, 1997. Purchased water expense increased $177,000 and $30,000 for the quarter and nine months ended September 30, 1998 as compared to the same period in 1997 primarily due to the timing of purchases from the City of Wilmington to meet contractual mandatory minimum purchase obligations.

     Income taxes increased $94,000 and $538,000 for the quarter and nine months ended September 30, 1998 as compared to the same period in 1997 due to the increased profitability of the Company.

     Interest expense and debt amortization expense increased by $160,000 and $448,000 for the quarter and nine months ended September 30, 1998 as compared with the same period in 1997 due to a higher average debt outstanding of $37.2 million at a slightly lower interest rate for 1998 as compared to $29.4 million in average debt outstanding for 1997. The increase in the average debt outstanding is attributable to the issuance of Artesian Water's $10 million Series M and $5 million Series N Mortgage Bonds in June and September of 1997, respectively, and to increased borrowings on the lines of credit.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of liquidity for the nine months ended September 30, 1998 is $7.8 million borrowed on Artesian Water's lines of credit and $4.3 million provided by cash flow from operations. At September 30, 1998, Artesian Resources had a working capital deficit of $8.8 million primarily attributable to borrowings on the lines of credit and to an increase in accounts payable associated with the volume of construction projects currently in progress. Artesian Resources anticipates it will complete long term financing arrangements in 1999 or 2000 to eliminate the working capital deficit.

     On September 22, 1998, Artesian Water increased its available unsecured lines of credit, with no financial covenant restrictions, to a total of $35.0 million with a borrowing rate equal to the London Interbank Offering Rate plus 1.0% or the bank's Federal Funds Rate plus 1.0%. As of October 26, 1998 $8.7 million was drawn on the lines of credit.

YEAR 2000 COMPLIANCE

     Management has completed an assessment of all of its information technology (IT) and non-IT systems and a company wide program continues to test and correct all critical systems to ensure Year 2000 Compliance. Artesian Resources has implemented a comprehensive and integrated plan to verify compliance across its systems as a consistent component of the Company's objective of providing its customers reliable service without interruption.

     Artesian Resources has dedicated the financial, technical, and management resources required to achieve expected Year 2000 Compliance. Artesian Resources has identified the critical systems for company operations and expects to be compliant by June 30, 1999. Furthermore, in 1998, Artesian Resources adopted management practices which require that any new systems or system upgrades be Year 2000 Compliant prior to their purchase and implementation.

     In 1998, Artesian Resources has undertaken a comprehensive program to assess its providers of critical services. The purpose is to identify and minimize Artesian Resources' exposure to Year 2000 risks that are not under its direct control. Contingency plans are currently being developed and are anticipated to be in place by June 30, 1999. Contingency plans include, but are not limited to, the installation of back-up generators in case of power loss; increasing inventory levels in late 1999 for crucial materials and supplies some of which are gasoline, diesel fuel and water treatment chemicals; as well as identifying alternate providers in case the primary providers cannot meet delivery requirements.

     Artesian Resources is completing its Year 2000 compliance program in the normal course of business and does not anticipate a material impact on the Company's business, results of operations, liquidity, or capital resources. As a result of the Company's overall corporate automation plan developed in 1994, Artesian Resources has capitalized $360,000 during the nine months ended September 30, 1998 on new computer software and hardware, some of which replaced software and hardware which was not Year 2000 compliant. The Company anticipates that an additional $140,000 will be capitalized during the fourth quarter of 1998 for similar expenditures.

CAUTIONARY STATEMENT

     Statements in this Report on Form 10-Q which express the "belief," "anticipation" or "expectation," as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors such as competitive market pressures, material changes in demand from larger customers, changes in weather, availability of labor, failure of critical suppliers to meet Year 2000 Compliance, changes in government policies and changes in economic conditions could cause results to differ materially from those in the forward-looking statements.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     The proposed annualized revenue increase of $2.975 million under the rate case settlement agreement was based on a projected utility plant in service level of $124.2 million as of June 30, 1998, subject to audit by the PSC.
The Company successfully achieved the required utility plant in service level as confirmed by a post-rate case PSC audit, and effective October 27, 1998, the PSC closed rate case Docket 97-340.

     There are no other material legal proceedings pending at this date.


ITEM 2 - CHANGES IN SECURITIES

     Not applicable.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4 - SUBMISSION OF MATERS TO VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5 - OTHER INFORMATION

     Not applicable.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    No reports on Form 8-K were filed for the quarter ended
    September 30, 1998.





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



  11   Computation of Earnings per Common Share

  27   Financial Data Schedules


EXHIBIT 11 - COMPUTATION OF EARNINGS PER COMMON SHARE

                                             For the Nine Months Ended
                                                   September 30,
                                             1998                1997

Earnings
  Income applicable to Common Stock      $2,027,000          $1,246,000

Shares
  Average common shares outstanding
    during the period for
    Basic computation                     1,795,150           1,759,082
  Dilutive effect of employee
    stock options                            17,615              12,612
  Average common shares outstanding
    during the period for
    Diluted computation                   1,812,765           1,771,694

Net income per Common Share
    Basic                                $     1.13          $     0.71
    Diluted                              $     1.12          $     0.70



EXHIBIT 27 - FINANCIAL DATA SCHEDULES

    This schedule contains summary financial information extracted from the consolidated balance sheets, consolidated statements of income and the consolidated statement of cash flows the Company's September 30, 1998 Form 10-Q and is qualified in its entirety by reference to such financial statements.


PERIOD TYPE                                 3-MOS                   9-MOS
FISCAL YEAR END                          DEC-31-1998             DEC-31-1998
PERIOD END                               SEP-30-1998             SEP-30-1998
BOOK VALUE                                  PER-BOOK                PER-BOOK
TOTAL NET UTILITY PLANT                  108,463,000             108,463,000
OTHER PROPERTY AND INVEST                    282,000                 282,000
TOTAL CURRENT ASSETS                       6,257,000               6,257,000
TOTAL DEFERRED CHARGES                     3,913,000               3,913,000
OTHER ASSETS                                       0                       0
TOTAL ASSETS                             118,915,000             118,915,000
COMMON                                     1,800,000               1,800,000
CAPITAL SURPLUS PAID IN                   18,008,000              18,008,000
RETAINED EARNINGS                          7,613,000               7,613,000
TOTAL COMMON STOCKHOLDERS EQ              27,421,000              27,421,000
PREFERRED MANDATORY                          500,000                 500,000
PREFERRED                                    272,000                 272,000
LONG TERM DEBT NET                        32,000,000              32,000,000
SHORT TERM NOTES                           8,984,000               8,984,000
LONG TERM NOTES PAYABLE                            0                       0
COMMERCIAL PAPER OBLIGATIONS                       0                       0
LONG TERM DEBT CURRENT PORT                        0                       0
PREFERRED STOCK CURRENT                      100,000                 100,000
CAPITAL LEASE OBLIGATIONS                     63,000                  63,000
LEASES CURRENT                                46,000                  46,000
OTHER ITEMS CAPITAL AND LIAB              49,529,000              49,529,000
TOT CAPITALIZATION AND LIAB              118,915,000             118,915,000
GROSS OPERATING REVENUE                    6,722,000              19,014,000
INCOME TAX EXPENSE                           494,000               1,387,000
OTHER OPERATING EXPENSES                   4,701,000              13,412,000
TOTAL OPERATING EXPENSES                   5,195,000              14,799,000
OPERATING INCOME                           1,527,000               4,215,000
OTHER INCOME NET                              46,000                 188,000
INCOME BEFORE INTEREST EXPEN               1,573,000               4,403,000
TOTAL INTEREST EXPENSE                       825,000               2,314,000
NET INCOME                                   748,000               2,089,000
PREFERRED STOCK DIVIDENDS                     20,000                  62,000
EARNINGS AVAILABLE FOR COMM                  728,000               2,027,000
COMMON STOCK DIVIDENDS                       436,000               1,301,000
TOTAL ANNUAL INTEREST ON ALL BONDS         2,677,000               2,677,000
CASH FLOW OPERATIONS                         320,000               4,279,000
EPS PRIMARY                                     0.40                    1.13
EPS DILUTED                                     0.40                    1.12





    This schedule contains summary financial information extracted from the consolidated balance sheets, consolidated statements of income and the consolidated statement of cash flows the Company's September 30, 1997 Form 10-Q, restated as required under SFAS 128, and is qualified in its entirety by reference to such financial statements.


PERIOD TYPE                                 3-MOS                   9-MOS
FISCAL YEAR END                          DEC-31-1997             DEC-31-1997
PERIOD END                               SEP-30-1997             SEP-30-1997
BOOK VALUE                                  PER-BOOK                PER-BOOK
TOTAL NET UTILITY PLANT                   94,080,000              94,080,000
OTHER PROPERTY AND INVEST                    349,000                 349,000
TOTAL CURRENT ASSETS                       6,391,000               6,391,000
TOTAL DEFERRED CHARGES                     4,643,000               4,643,000
OTHER ASSETS                                       0                       0
TOTAL ASSETS                             105,463,000             105,463,000
COMMON                                     1,765,000               1,765,000
CAPITAL SURPLUS PAID IN                   17,381,000              17,381,000
RETAINED EARNINGS                          6,627,000               6,627,000
TOTAL COMMON STOCKHOLDERS EQ              25,773,000              25,773,000
PREFERRED MANDATORY                          599,500                 599,500
PREFERRED                                    272,000                 272,000
LONG TERM DEBT NET                        32,000,000              32,000,000
SHORT TERM NOTES                                   0                       0
LONG TERM NOTES PAYABLE                            0                       0
COMMERCIAL PAPER OBLIGATIONS                       0                       0
LONG TERM DEBT CURRENT PORT                        0                       0
PREFERRED STOCK CURRENT                      112,500                 112,500
CAPITAL LEASE OBLIGATIONS                    133,000                 133,000
LEASES CURRENT                               100,000                 100,000
OTHER ITEMS CAPITAL AND LIAB              46,473,000              46,473,000
TOT CAPITALIZATION AND LIAB              105,463,000             105,463,000
GROSS OPERATING REVENUE                    5,864,000              16,393,000
INCOME TAX EXPENSE                           400,000                 849,000
OTHER OPERATING EXPENSES                   4,241,000              12,448,000
TOTAL OPERATING EXPENSES                   4,641,000              13,297,000
OPERATING INCOME                           1,223,000               3,096,000
OTHER INCOME NET                              28,000                  86,000
INCOME BEFORE INTEREST EXPEN               1,251,000               3,182,000
TOTAL INTEREST EXPENSE                       665,000               1,866,000
NET INCOME                                   586,000               1,316,000
PREFERRED STOCK DIVIDENDS                     22,000                  70,000
EARNINGS AVAILABLE FOR COMM                  564,000               1,246,000
COMMON STOCK DIVIDENDS                       404,000               1,211,000
TOTAL ANNUAL INTEREST ON ALL BONDS         2,677,000               2,677,000
CASH FLOW OPERATIONS                         506,000               1,507,000
EPS PRIMARY                                     0.32                    0.71
EPS DILUTED                                     0.32                    0.70




SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ARTESIAN RESOURCES CORPORATION


10/28/98                     /s/ Dian C. Taylor
                             Dian C. Taylor
                             President, CEO, and Chair of the Board
                             Artesian Resources Corporation and Subsidiaries


10/28/98                     /s/ David B. Spacht
                             David B. Spacht
                             Vice President, Chief Financial Officer, and
                             Treasurer
                             Artesian Resources Corporation and Subsidiaries