Form 10-K
period 1998-12-31
ARTESIAN RESOURCES CORP
filed 1999-02-11
CIK 863110

FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549


X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
     ACT OF 1934

For the fiscal year ended     December 31, 1998
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

        The aggregate market value of the non-voting and voting stock held by non-affiliates of the registrant at January 29, 1999 was $33,023,888 and $2,498,460, respectively.

       As of January 29, 1999, 1,292,681 shares and 512,726 shares of Class A Non-Voting Common Stock and Class B Common Stock, respectively, were outstanding.

                          Page 1 of 58




                              PART I
Item 1. - Business.

    Artesian Resources Corporation ("Artesian Resources" or the "Company") operates as the parent holding company of Artesian Water Company, Inc. ("Artesian Water"), our principal subsidiary and a regulated public water utility, and several non-regulated subsidiaries. Artesian Water Company was organized in 1927 as the successor to the Richardson Park Water Company, founded in 1905. In 1984, the name of Artesian Water Company was changed to Artesian Resources Corporation and the utility assets were contributed to a newly formed subsidiary, Artesian Water. In this Annual Report on Form 10-K, we frequently use the terms "we" and "our" to refer to Artesian Resources and its subsidiaries, including Artesian Water.

    We distribute and sell water to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware. As of December 31, 1998, we had approximately 61,000 metered customers and served a population of approximately 200,000, representing approximately 27% of Delaware's total population. We also provide water for public and private fire protection to customers in our service territories. Our gross water sales revenue for 1998 was approximately $25.1 million, and our percentages of gross water sales revenue by major customer classifications were 62.4% for residential, 28.4% for commercial, industrial, governmental, municipal and utility, and 9.2% for fire protection. These percentages have remained fairly constant for the past three years.

    Our current market area is the State of Delaware, which had a population of approximately 744,000 at July 31, 1998. According to the Delaware Economic Development Office, Delaware's population has increased by approximately 7% over the six-year period ended July 31, 1998. Most of our existing exclusive franchised service areas and customers are in New Castle County in northern Delaware. Although New Castle is the most populous of Delaware's three counties, Sussex County, in southern Delaware, has experienced the most significant growth with a population increase of approximately 15% over the last six years. Substantial portions of Delaware, particularly outside of New Castle County, are not served by a public water system and represent potential new exclusive franchised service areas for Artesian Water. We continue to focus resources on developing and serving existing service territories and obtaining new territories throughout the state.

    In Delaware, a Certificate of Public Convenience and Necessity issued by the Delaware Department of Natural Resources and Environmental Control grants a water company the exclusive right to serve all existing and new customers within a designated area. In this Annual Report on Form 10-K, we refer to these Certificates as "CPCNs" or "franchises." We hold CPCNs for approximately 140 square miles of exclusive service territory, which is segmented into a number of service areas. Our largest connected regional water system, consisting of approximately 101 square miles and 60,000 customers, is located in northern Delaware. A significant portion of our exclusive service territory remains undeveloped, and if and when development occurs and there is population growth in these areas, we will increase our customer base by providing water service to the newly developed areas and new customers. The total number of customers we serve has grown at an average annual rate of approximately 2.5% for the last five years. Within our existing service territory, we hold CPCNs for over 3,000 acres zoned for industrial and manufacturing development. Nearly 2,000 of these acres have been targeted for development by the Delaware Economic Development Office, a state agency whose primary objective is to attract business and industry to Delaware, and we are partnering with the state to market these sites for industrial and manufacturing development.

    Since 1993, we have been significantly expanding our service territory by acquiring new exclusive service areas in Delaware through grants of CPCNs. This expansion, which has occurred in southern New Castle, Kent and Sussex Counties, has increased our exclusive service area in Delaware by approximately 40% since 1993. The pursuit of new service territory in the State of Delaware by water companies is competitive.

    We recently acquired the rights to provide water to two municipalities and neighboring developments in Sussex County providing us the opportunity to serve approximately 3,000 new customers. We began construction in December 1998 of a fully integrated water system to serve both municipalities and we expect to add these new customers over the next three years. We also entered into agreements in 1998 to supply water to two municipalities in New Castle County.

     We have identified sufficient sources of groundwater supply to serve our expanding customer base for the foreseeable future. Our self-supply has increased from 63% of our total water supply in 1992 to approximately 80% in 1998. Since 1992, we have increased our sources of groundwater supply from our own wells by 50%, or nearly nine million gallons per day, and plan to continue development of new sources of groundwater supplies previously identified.

    Our primary sources of water are our wells that pump groundwater from aquifers and other formations. To supplement our groundwater supply, we purchase surface water through interconnections only in the northern service area of our northern New Castle County system. The purchased surface water is blended with our groundwater supply for transmission to our customers. Nearly 80% of the overall 6.7 billion gallons of water we distributed in all our systems during 1998 came from our groundwater wells, while the remaining 20% came from interconnections with other utilities and municipalities. During 1998, our average rate of water pumped was approximately 14.5 million gallons per day ("mgd") from our groundwater wells and approximately 3.8 mgd was supplied from interconnections. Our peak water supply capacity currently is approximately 48.0 mgd. Our peak water demand in 1998 was approximately 24.3 mgd. We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

    We have 72 operating and 46 monitoring wells in our systems. Our northern New Castle County system is interconnected. In the remainder of the state, we have several satellite systems which have not yet been connected by transmission and distribution facilities. We intend to join these systems into larger integrated regional systems through the construction of a transmission and distribution network as development continues and our expansion efforts provide us with contiguous exclusive service territories.

    We have 14 interconnections with four neighboring water utilities and four municipalities which provide us with the ability to purchase or sell water. Interconnection agreements with Chester Water Authority and one municipality have "take or pay" clauses requiring us to take, as of December 31, 1998, minimum draws totaling 1.3 billion gallons annually. We presently use the minimum draws under these agreements. The Chester Water Authority agreement, which expires in 2021, provides for a renewal period of an additional 25 years at our option, subject to the approval of the Susquehanna River Basin Commission. We recently decided not to renew one interconnection agreement with the municipality, which reduced our overall take or pay requirement by 100 million gallons annually. Our remaining take or pay agreement with that municipality expires and is renewable in December 2001. All of the interconnections provide Artesian Water the ability to sell water to neighboring water utilities or municipalities.

    Under state laws and regulations, we are required to file applications with the Delaware Department of Natural Resources and Environmental Control for water allocation permits for each of our production wells pumping quantities of water above certain levels. Presently, we have permits for 59 wells, permit applications pending for nine wells and four wells not requiring a permit. Our access to aquifers within our service territory is not exclusive. Water allocation permits control the amount of water which can be drawn from water resources and are granted with specific restrictions on water level draw down limits, annual, monthly and daily pumpage limits, and well field allocation pumpage limits. Our ability to supply the demands of our customers has not been affected by private usage of the aquifers by landowners or the limits imposed by the state. Because of the extensive regulatory requirements relating to the withdrawal of any significant amounts of water from the aquifers, we believe that third party usage of the aquifers within our service territory will not interfere with our ability to meet the present and future demands of our customers.

    At the end of 1998, we were serving customers through 820 miles of transmission and distribution mains. Mains range in diameter from two inches to twenty-four inches, and most of the mains are made of ductile iron, cast iron or transite pipe. Ductile iron is more durable than plastic and we install ductile iron pipes wherever possible. We are installing a more durable type of plastic pipe only near ocean front property in southern Delaware where corrosive conditions of the surrounding ground affect the longevity of ductile iron pipe. We also supply public fire protection service through 3,053 hydrants installed throughout our service territories.

    We have 24 storage tanks, most of which are elevated, providing total system storage of 36 million gallons. We also are developing and using an aquifer storage and recovery system. At some locations, we rely on hydro pneumatic tanks to maintain adequate system pressures. Where possible, we will combine our smaller satellite systems with systems having elevated storage facilities. We are currently constructing a 500,000 gallon elevated storage facility to serve our newest service territory in the resort communities in Sussex County.

    We pump all of our water with electric power purchased from a major electric utility. We also have diesel and propane powered generating equipment at selected treatment and elevated storage facilities for the provision of basic water service during possible electrical outages.

    We derive about 90% of our self-supplied groundwater from wells located in the Coastal Plain. The remaining 10% comes from wells in the Piedmont area. We use a variety of treatment methods, including aeration, pH adjustment, chlorination, fluoridation and iron removal, to meet state and federal water quality standards. Additionally, a corrosion inhibitor is added to all of our self-supplied groundwater and most of the supply from interconnections. We have 28 different water treatment facilities. All water supplies that we purchase from neighboring utilities are potable. We believe the costs of treating groundwater are significantly lower than those of treating surface water.

    We are subject to regulation by federal, state and local agencies with respect to, among other things, rates charged for water service, awards of new service territory, water allocation rights, water quality and environmental matters.

    Artesian Water, as a public utility, is regulated by the Public Service Commission with respect to rates and charges for service, the sale and issuance of securities, mergers and other matters. We periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business.

    We currently derive our water service revenues from water consumption upon which base rates are applied, which were last increased as of May 13, 1998 following the fourth consecutive settlement of our rate proceedings prior to administrative hearings before the Public Service Commission. The May 1998 rate increase authorized a return on equity rate of 10.85%, with an overall rate of return on rate base of 9.51%. We currently anticipate that we will file for a rate increase during the first half of 1999, but we cannot predict when we will request approval for a rate increase or whether the Public Service Commission will approve the requested increase, approve a smaller increase or deny any such request.

    A public water utility operating in Delaware must obtain a Certificate of Public Convenience and Necessity for a service territory to begin or expand its operations, which is granted by the Delaware Department of Natural Resources and Environmental Control. We refer to the Department in this discussion of regulations as "DNREC." DNREC grants a CPCN under circumstances where there has been a determination that the water in the proposed service area does not meet the regulations governing drinking water standards of the State Board of Health for human consumption, where the supply is insufficient to meet the projected demand, or where the applicant is in possession of one of the following: (i) a signed service agreement with the developer of a proposed subdivision or development, which subdivision or development has been duly approved by the respective county government; (ii) a petition requesting such service signed by a majority of the landowners of the proposed territory to be served; or (iii) a duly certified copy of a resolution from the governing body of a county or municipality requesting the applicant to provide service to the proposed territory to be served. CPCNs are not transferable, and a water utility must obtain the approval of the Public Service Commission to abandon a service territory once granted.

    The United States Environmental Protection Agency (the "EPA"), DNREC and the Delaware Division of Public Health regulate the water quality of our treatment and distribution systems. We believe that we are in material compliance with all current federal and state water quality standards, including regulations under the federal Safe Drinking Water Act. Chester Water Authority, which supplies water to Artesian Water through interconnections in northern New Castle County, is regulated by the Pennsylvania Department of Environmental Protection as well as the EPA.

    As required by the Safe Drinking Water Act, the EPA has established maximum contaminant levels for various substances found in drinking water.
The Division of Public Health has set maximum contaminant levels for certain substances which are more restrictive than the maximum contaminant levels set by the EPA. The Division of Public Health is the EPA's agent for enforcing the Safe Drinking Water Act in Delaware and, in that capacity, monitors the activities of Artesian Water and reviews the results of water quality tests performed by Artesian Water for adherence to applicable regulations. Artesian Water is also subject to other laws regulating substances and contaminants in water, including the Lead and Copper Rule, rules for volatile organic compounds and the Total Coliform Rule. Because we have no surface water sources of supply which we treat for consumption, the Surface Water Treatment Rule generally does not apply to us.

    Delaware enacted legislation in 1998 requiring water utilities to meet secondary water quality standards which include limitations on iron content, odor and other water quality-related issues which are not proven health risks but may be objectionable for consumption. We believe our current treatment systems and facilities as designed meet or exceed these secondary standards and that the new standards should not impose a significant financial burden on Artesian Water.

    As a normal by-product of iron removal, our treatment facility at Old County Road generates iron removed from untreated groundwater plus residue from chemicals used in the treatment process. We have contracted with a licensed third party vendor to dispose of the solids produced at the facility. Our other iron removal facilities rely on disposal through county-approved wastewater facilities. Management believes that compliance with existing federal, state or local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has no material effect upon the business and affairs of Artesian Resources.

    On December 19, 1996, Artesian Wastewater Management, Inc. ("Artesian Wastewater") was created as a non-regulated subsidiary of Artesian Resources. Artesian Wastewater plans to provide wastewater treatment services in Delaware. This subsidiary did not engage in any business activity in 1998, 1997 or 1996. On March 12, 1997, Artesian Wastewater became a one-third participant, along with heavy-construction contractor George and Lynch and engineering firm Woodward-Clyde International-Americas (a subsidiary of URS Greiner), in a limited liability company called AquaStructure Delaware, L.L.C., which intends to develop and market various proposals to provide wastewater treatment services.

    The business of Artesian Water is subject to seasonal fluctuations. The demand for water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with cooling systems, private and public swimming pools and lawn sprinklers. Throughout the year, and particularly during warmer months, demand will vary with rainfall and temperature levels.

    As of December 31, 1998, we employed 142 full-time and 10 part-time employees, all of whom were non-unionized. Of this number, 14 were officers and managers; 92 were employed as operations personnel, including engineers, technicians, draftsman, maintenance and repair persons, meter readers and utility personnel; and 42 were employed in the accounting, budgeting, information systems, human resources, customer relations, public relations and conservation departments. The remaining four employees were administrative personnel. We believe that our employee relations are good.

Item 2. - Properties.

     The corporate headquarters of Artesian Resources and Artesian Water are located at 664 Churchmans Road, Newark, Delaware. The property is leased from White Clay Realty by Artesian Water through December 31, 2002. See Item 13, Certain Relationships and Related Transactions, for further disclosures. The lease may be extended at the Company's option for two consecutive five-year renewal terms subject to the terms set forth in the lease.

     Artesian Resources and Artesian Development own various parcels of land in New Castle County, Delaware. Artesian Water owns land, transmission and distribution mains, pump facilities, treatment plants, storage tanks and related facilities within New Castle, Kent and Sussex Counties, Delaware.
The acreage owned by the Company, not including rights-of-way and easements, totals approximately 674. Of this amount, approximately 500 acres are located directly adjacent to the corporate headquarters of the Company. Approximately one-half of the 500-acre tract has been the subject of an Environmental Impact Study being performed by the United States Army Corps of Engineers relating to the identification of a potential reservoir site and the environmental impact to the natural area at the prospective site; however, several other locations also are being evaluated for the site of a new reservoir in New Castle County. A current reassessment of future demands on water supply is under way and must be completed before the Environmental Impact Study is concluded. At this date, it is not known whether any site will be designated as needed for a reservoir. Substantially all of Artesian Water's utility plant, except utility plant within the town of Townsend, Delaware, is pledged as security for First Mortgage Bonds.

     We also own approximately 52 acres of land which will be the site of a future well field and iron removal facility in northern New Castle County. Artesian Development owns approximately 12 acres zoned for light manufacturing located immediately adjacent to our corporate headquarters. Artesian Development has no present plans to purchase new land or develop the acres it owns.

     All of Artesian Water's existing facilities adequately meet current necessary productive capacities and current levels of utilization.

Item 3. - Legal Proceedings.

          There are no material legal proceedings pending at this date.

Item 4. - Submission of Matters to a Vote of Security Holders.

  None.


                             PART II

Item 5. - Market for Company's Common Equity and Related Stockholder Matters.

     Artesian Resources' Class A Non-Voting Common Stock ("Class A Stock") is listed on the Nasdaq National Market and trades under the symbol "ARTNA."
On January 29, 1999, there were 612 holders of record of the Class A Stock. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Class A Stock on the Nasdaq National Market and the cash dividends declared per share:

                             CLASS A NON-VOTING
                                COMMON STOCK
                                           DIVIDEND
                          HIGH      LOW   PER SHARE

1997
  First Quarter         $18.00    $16.25    $0.230
  Second Quarter         18.25     17.00     0.230
  Third Quarter          19.00     17.25     0.230
  Fourth Quarter         19.00     18.00     0.230

1998
  First Quarter         $19.75    $18.25    $0.230
  Second Quarter         19.25     18.63     0.230
  Third Quarter          23.00     18.75     0.255
  Fourth Quarter         27.38     21.00     0.255


     The closing sale prices shown above reflect prices between dealers and do not include retail markups or markdowns or commissions and may not necessarily represent actual transactions.

     Our Class B Voting Stock ("Class B Stock") is quoted on the OTC Bulletin Board under the symbol "ARTNB". There has been a limited and sporadic public trading market for the Class B Voting Common Stock. The last reported trade of the Class B Voting Common Stock on the OTC Bulletin Board was at a price of $20.00 per share on January 22, 1999. As of January 29, 1999, we had 267 holders of record of the Class B Voting Common Stock.

     On January 22, 1999, Artesian Resources declared a $0.26 dividend per share for the first quarter on shares of record of Class A Non-Voting Common Stock and Class B Voting Common Stock on February 10, 1999, payable on February 22, 1999. Purchasers of Class A Non-Voting Common Stock in this offering will not be entitled to the first quarter dividend. We currently anticipate paying dividends in each of the last three quarters of 1999 at a rate of $0.26 per share on Class A Non-Voting Common Stock and Class B Voting Common Stock. We cannot assure that we will maintain our current dividend rate, increase our dividend rate or continue to pay dividends on our common stock in the future. Our payment of future dividends will depend primarily upon our earnings, financial condition, capital requirements, provisions in our debt instruments limiting dividends, applicable regulations and other factors, including the timeliness and adequacy of rate increases granted to Artesian Water. No dividends may be paid on the common stock unless all accrued dividends and sinking fund payments payable on any outstanding preferred stock have been paid or set aside for payment. We are current in the payment of such dividends and sinking fund payments.

     Artesian Resources has a Cash and Stock Bonus Compensation Plan (the "Bonus Plan") for its executive officers under which it can issue up to 25,000 shares of Class A Stock. On June 20, 1996, Artesian Resources issued 450 shares under the Bonus Plan. On January 28, 1997, Artesian Resources issued 2,250 shares under the Bonus Plan. Artesian Resources believes that the issuance of such shares described above did not involve a public offering and were exempt from registration under Section 4(2) of the Securities Act of 1933 because such issuances were made to a limited group of officers, each of whom had a pre-existing management relationship with the Company and because each such officer was acquiring such shares for investment without a view to further distribution.

     Artesian Resources also has a Dividend Reinvestment Plan. In 1996, Artesian Resources issued 6,527 shares of Class A Stock and 3,336 shares of Class B Stock under the Dividend Reinvestment Plan. In 1997, Artesian Resources issued 7,832 shares of Class A Stock and 3,757 shares of Class B Stock under the Dividend Reinvestment Plan. In 1998, Artesian Resources issued 7,512 shares of Class A Stock and 5,634 shares of Class B Stock under the Dividend Reinvestment Plan. These shares were issued in reliance on a "no action" letter received by Artesian Resources and the position of the Securities and Exchange Commission in Release No. 33-929.


Item 6 - Selected Financial Data.
                   SUMMARY OF FIVE YEARS OF OPERATIONS
              (In thousands, except per share and operating data)

                              FOR THE YEAR ENDED DECEMBER 31,
                             1998      1997       1996       1995      1994

STATEMENT OF OPERATIONS DATA
Operating revenues
  Water sales              $25,096   $ 22,003  $ 20,547   $ 20,526   $ 18,720
  Other revenue                370        337       345      2,105      2,292
                            25,466     22,340    20,892     22,631     21,012

Operating expenses
  Operating & maint.(1)     14,273     12,775    12,154     14,297     13,014
  Depreciation and
    amortization             2,183      2,441     2,193      2,240      1,986
  State and federal income
    taxes                    1,808      1,278     1,096        791        963
  Property and other taxes   1,535      1,439     1,348      1,370      1,235
                            19,799     17,933    16,791     18,698     17,198

Operating income             5,667      4,407     4,101      3,933      3,814
Other income (expense), net    215        158        94         33          6
Total income before
  interest charges           5,882      4,565     4,195      3,966      3,820

Interest charges             3,162      2,580     2,536      2,759      2,334

Net income                   2,720      1,985     1,659      1,207      1,486
Dividends on
  preferred stock               82         93       105        119        131
Net income applicable to
  common stock             $ 2,638   $  1,892  $  1,554   $  1,088   $  1,355

Net income per share of
  common stock:
  Basic                    $  1.47   $   1.07  $   1.03   $   1.05   $   1.34
  Diluted                  $  1.45   $   1.07  $   1.03   $   1.05   $   1.34

Avg. shares of common stock
  outstanding:
  Basic                      1,796      1,762     1,509      1,032      1,011
  Diluted                    1,816      1,775     1,515      1,034      1,013
Cash dividends per share of
  common stock             $  0.97   $   0.92  $   0.90    $  0.63   $   0.60

                                 AS OF OR FOR THE YEAR ENDED DECEMBER 31,
BALANCE SHEET DATA           1998       1997     1996       1995       1994
Utility plant, at original
  cost less accumulated
  depreciation             $109,780  $ 97,694  $ 88,993   $ 83,160   $ 73,238
Total assets               $119,376  $107,867  $ 99,708   $ 96,841   $ 87,453
Notes payable              $  7,704  $  1,164  $     25   $  9,225   $  1,525
Long-term debt and
  redeemable preferred
  stock, including
  current portions         $ 32,696  $ 32,861  $ 27,434   $ 25,876   $ 26,127
Stockholders' equity       $ 27,933  $ 26,587  $ 25,759   $ 15,668   $ 15,000
Total capitalization       $ 60,486  $ 59,290  $ 52,695   $ 34,086   $ 40,625


OPERATING DATA
Average water sales
  per customer             $    419  $    376  $    359   $    367   $    344
Water pumped (millions
  of gallons)                 6,739     6,637     6,419      6,561      6,506
Number of metered customers  60,688    59,218    57,934     56,672     55,097

Miles of water main             820       797       781        763        746

(1) For the year ended December 31, 1995, includes a write-down of $784 in connection with our sale of an office building and a $128 loss on our disposal of Artesian Laboratories, Inc.


Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Overview

     Artesian Water, our principal subsidiary, is the oldest and largest regulated public water utility in the State of Delaware and has been providing water within the state since 1905. We distribute and sell water to residential, commercial, industrial, governmental, municipal and utility customers throughout Delaware. As of December 31, 1998, we had approximately 61,000 metered customers and served a population of approximately 200,000, representing approximately 27% of Delaware's total population. We believe that we have a reputation for providing water and service of superior quality to our customers.

     The Delaware Public Service Commission regulates Artesian Water's rates charged for water service, the sale and issuance of securities, mergers and other matters. We periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business. Increases in customers served by Artesian Water also contribute to increases in our operating revenues, although such increases have been offset slightly by reductions in customers' individual usage. We continue our efforts to contain expenses and improve efficiencies which contribute to increases in our operating income. Our business is also subject to seasonal fluctuations and the effects of weather.

1998 Compared to 1997

Operating Revenues

     We realized 98.5% of our total revenue in 1998 from the sale of water. Water sales revenue increased $3,093,000, or 14.1%, for the year ended December 31, 1998 compared to 1997. The increase was primarily due to rate increases placed in effect in late 1997 and in 1998, and to a 2.5% increase in the number of customers served, which was slightly offset by a decrease in usage per customer.

Operating Expenses

     Operating and maintenance expenses increased $1,498,000, or 11.7%, primarily due to increased payroll and related expenses and increased regulatory expenses, including rate case amortization. The ratio of operating and maintenance expense to total revenue was 56.0% for the year ended December 31, 1998, compared to 57.2% for the same period in 1997. Payroll and related expenses increased $517,000, or 8.7%, primarily due to the addition of new employees and increases in annual merit and incentive compensation. Rate case amortization expense increased $249,000, or 223.0%, due to the use of a two-year amortization period for a portion of deferred rate case costs. Rent expense increased $193,000, or 271.8%, due to the renewal of the office building lease with White Clay Realty effective January 1, 1998, which is classified as an operating lease. Repair and maintenance expense increased $251,000, or 41.0%, due to the timing of storage tank maintenance.

     Depreciation and amortization expense decreased $258,000, or 10.6%, due to the treatment of the renewed White Clay Realty lease as an operating lease and lower book depreciation rates approved in our last rate case. Income tax expense increased $530,000, or 41.5%, reflecting our increased profitability in 1998. Our total effective income tax rate for 1998 was 39.9% compared to 39.7% for 1997.

Interest Charges

     Interest charges increased $582,000, or 22.6%, primarily due to a higher average level of debt outstanding, which was partially offset by a slightly lower average interest rate for 1998. The increase in the average debt outstanding was partly attributable to our issuance of $10 million of Series M and $5 million of Series N First Mortgage Bonds in June and September 1997, respectively.

Net Income

     For the year ended December 31, 1998, our net income applicable to common stock increased by $746,000, or 39.4%, compared to the same period in 1997. The increase in net income was primarily due to rate increases placed in effect in late 1997 and in 1998, and to the addition of new customers, which was slightly offset by a decrease in usage per customer. Net income also increased as a result of our cost control programs.

1997 Compared to 1996

Operating Revenues

     We realized 98.5% of our total revenue in 1997 from the sale of water. Water sales revenue increased $1,456,000, or 7.1%, for the year ended December 31, 1997 compared to 1996. The increase primarily resulted from increased customer usage attributable to improved weather conditions in 1997, and to a 2.2% increase in the number of customers we served and a rate increase placed in effect in late 1997.


Operating Expenses

     The ratio of operating and maintenance expense to total revenue was 57.2% for the year ended December 31, 1997, compared to 58.2% for the same period in 1996. Payroll and related expenses increased $327,000, or 5.8%, due to salary adjustments and increases in annual merit and incentive compensation. Reductions in pension and health-related benefit costs offset salary increases by $107,000.

     Depreciation and amortization expense increased $248,000, or 11.3%, primarily due to an overall increase in our utility plant in service at December 31, 1997. Income tax expense increased $182,000, or 16.6%, reflecting our increased profitability in 1997. Property and other taxes increased $91,000, or 6.8%, primarily due to an increase in local real estate property taxes. Our total effective income tax rate for 1997 was 39.7% compared to 39.8% for 1996.

Interest Charges

     Interest charges increased $44,000, or 1.7%, primarily due to the refinancing of our short-term lines of credit through the issuance of Series M and Series N First Mortgage Bonds in June and September 1997, respectively.

Net Income

     For the year ended December 31, 1997, our net income applicable to common stock increased by $338,000, or 21.8%, compared to the same period in 1996. The increase in net income primarily resulted from increased customer usage attributable to improved weather conditions in 1997, and to a 2.2% increase in the number of customers we served and a rate increase placed in effect in late 1997. Net income also increased as a result of our cost control programs.


Liquidity and Capital Resources

Overview

     Our primary sources of liquidity for 1998 were $6.5 million borrowed on our short-term lines of credit and $7.4 million provided by cash flow from operating activities. Cash flow from operating activities was primarily provided by our utility operations, and is impacted by operating and maintenance expenses, the timeliness and adequacy of rate increases and weather conditions.

     We rely on our sources of liquidity for investments in our utility plant and systems and to meet our various payment obligations. We currently estimate that our aggregate investments in our utility plant and systems in 1999 will be approximately $15.5 million. Our total obligations related to dividend and sinking fund payments on preferred stock, interest payments on indebtedness, rental payments and water service interconnection agreements for 1999 are anticipated to be approximately $5.6 million.

Investment in Utility Plant and Systems

     Capital expenditures increased by approximately $3.1 million for the year ended December 31, 1998, or approximately 27.5% over capital expenditures recorded in 1997. Investment in utility plant, excluding amounts contributed by real estate developers, increased by $2.5 million, or 22.9%, from $10.9 million recorded in 1997 to $13.4 million in 1998. In addition, developers financed $2.1 million for the installation of water mains and hydrants serving their developments, compared to $1.7 million financed by developers in 1997. We continued our efforts to locate and develop new sources of water supply, particularly in southern New Castle County, investing over $3.3 million in 1998 in new wells and treatment facilities for water service for new developments and to supply a potential new industrial customer in southern New Castle County. The replacement and renewal of transmission mains and related costs totaled $1.3 million. We also were required to invest over $1.7 million for the relocation of existing facilities resulting from government-mandated roadway construction projects. Investments in new transmission and distribution facilities totaled $4.7 million. We invested approximately $1.3 million in other general utility plant, including system automation.

     We intend to invest over $15.5 million in utility plant in 1999. Developers are expected to finance an additional $2.8 million in utility plant construction. We expect to invest approximately $7.8 million in new sources of water supply, new treatment facilities, rehabilitation of current facilities and our Aquifer Storage and Recovery system. The single largest project we will undertake in 1999 is the first phase of a two-phase project in Sussex County which includes a new transmission main, a treatment facility and an elevated storage tank with a total cost of approximately $6.0 million. As part of our replacement and renewal program, we will be investing an additional $0.9 million to improve treatment facilities at 15 different locations. In addition, we have projected an investment of $1.3 million in other general plant.

     The remaining $5.5 million of anticipated investments is for projects for which the timing of initiation and completion are directly influenced by the needs of developers or governmental agencies. The primary projects include wells, treatment facilities and transmission systems for prospective developments in southern New Castle, Kent and Sussex Counties totaling approximately $4.3 million. In addition, we have projected nearly $1.2 million for the relocation of existing mains as a result of government-mandated roadway construction. With the exception of the state highway relocation projects, we may exercise some discretion in the exact timing of many of these expenditures.

Financing

     We have several sources of liquidity to finance our investment in utility plant and other fixed assets. Developer advances and contributions in aid of construction are used for the installation of mains and hydrants in new developments. We estimate that approximately $15.5 million of our capital expenditures will be financed by our operations and external sources, including a combination of capital contributions and short-term borrowings under our revolving credit agreements discussed below. The remaining $2.8 million of capital expenditures will be financed by developers.

     At December 31, 1998, we had a working capital deficit of $8.5 million mainly due to borrowings on our lines of credit and an increase in accounts payable associated with the volume of utility plant construction projects currently in progress.

     Contemporaneously with filing this Annual Report on Form 10-K, we filed a registration statement with the Securities and Exchange Commission relating to the public offering of 400,000 shares (or up to 460,000 shares if the underwriters for the offering exercise the over-allotment option) of our Class A Non-Voting Common Stock. Assuming the completion of this offering, we anticipate that we will use the net proceeds to repay a portion of Artesian Water's short-term borrowings, which we expect to reduce or eliminate our working capital deficit. We cannot guarantee that we will be able to complete successfully this public offering.

     At December 31, 1998, Artesian Water had lines of credit with three separate financial institutions totaling $35.0 million to meet its temporary cash requirements. These revolving credit facilities are unsecured. As of December 31, 1998, we had $27.3 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate plus 1.0% or the bank's federal funds rate plus 1.0%, at our discretion. All the facilities are reviewed annually by each bank for renewal.

     We may from time to time sell securities to meet capital requirements. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

Impact of Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. We adopted this statement effective January 1, 1998, and have no components of comprehensive income to report.

     In June 1997, FASB issued Statement of Financial Accounting Standards
No. 131, "Disclosures About Segments of an Enterprise and Related Information," which established standards for reporting information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas and major customers. We adopted this statement effective January 1, 1998.

     In February 1998, FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pension and Other
Postretirement Benefits," which revised employers' disclosures about pensions and other postretirement benefit plans, and did not change the measurement or recognition of those plans. We adopted this statement effective December 31, 1998.

     In June 1998, FASB issued Statement of Financial Accounting Standards
No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and hedging activities. We plan to adopt this statement effective
January 1, 2000. Our adoption of this statement will not have a material impact on our financial condition or results of operations.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. We implemented this statement in the first quarter of 1998 and it did not have a material impact on our financial condition or results of operations.


YEAR 2000 COMPLIANCE

     Our management has completed an assessment of all our information and non-information technology systems and implemented a company-wide program which continues to test and correct all of our critical systems to ensure Year 2000 compliance. We have dedicated the financial, technical and management resources required to achieve Year 2000 compliance. We identified the critical systems for our operations and expect to be compliant by June 30, 1999. Additionally, in 1998, we adopted management practices which require that any new systems or system upgrades be Year 2000 compliant prior to their purchase and implementation.

     In 1998, we undertook a comprehensive program to assess providers of critical services for the purpose of identifying and minimizing exposure to Year 2000 risks that are not under our direct control. We are currently developing contingency plans which we expect to be in place by June 30, 1999. Contingency plans include, but are not limited to, the installation of back-up generators in case of power loss; increasing inventory levels in late 1999 for crucial materials and supplies, including gasoline, diesel fuel and water treatment chemicals; and identifying alternate providers in case our primary providers cannot meet delivery requirements.

     We are completing our Year 2000 compliance program in the normal course of business and do not anticipate a material impact on our business, results of operations, liquidity or capital resources. As a result of our corporate automation plan developed in 1994, we have capitalized $395,000 during the year ended December 31, 1998 on new computer software and hardware, some of which replaced software and hardware which was not Year 2000 compliant.
We do not anticipate any significant capital expenditures for computer software and hardware in 1999 for the purpose of achieving Year 2000 compliance.

CAUTIONARY STATEMENT

     Statements in this Annual Report on Form 10-K which express our "belief," "anticipation" or "expectation," as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors, such as competitive market pressures, material changes in demand from larger customers, changes in weather, availability of labor, failure of critical suppliers to meet Year 2000 compliance, changes in government policies and changes in economic conditions, could cause results to differ materially from those in the forward-looking statements.


Item 7a - Quantitative and Qualitative Disclosures about Market Risk
     None.

Item 8 - Financial Statements and Supplementary Data

                  CONSOLIDATED BALANCE SHEETS
                       (In thousands)
                                                   December 31,
                                              1998             1997
ASSETS
Utility plant, at original cost
  less accumulated depreciation             $109,780         $ 97,694
Current assets
  Cash and cash equivalents                      114              146
  Accounts receivable, net                     1,968            2,131
  Unbilled operating revenues                  1,981            1,869
  Materials and supplies-at
    cost on FIFO basis                           617              610
  Prepaid property taxes                         552              519
  Prepaid expenses and other                     327              388
  State and federal income taxes                 ---              135
                                               5,559            5,798
Other assets
  Non-utility property (less
    accumulated depreciation
    1998-$152;1997-$145)                         280              349
  Other deferred assets                        1,071            1,208
                                               1,351            1,557
Regulatory assets, net                         2,686            2,818
                                            $119,376         $107,867
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
  Common stock                              $  1,803         $  1,780
  Additional paid-in capital                  18,073           17,648
  Retained earnings                            7,785            6,887
  Preferred stock                                272              272
    Total stockholders' equity                27,933           26,587
Preferred stock-mandatorily redeemable,
  net of current portion                         500              600
Long-term debt, net of current portion        32,053           32,103
                                              60,486           59,290
Current liabilities
  Notes payable                                7,704            1,164
  Current portion of long-term debt               43               46
  Current portion of mandatorily
    redeemable preferred stock                   100              112
  Accounts payable                             3,148            2,616
  Overdraft payable                              635              510
  Deferred income taxes                          190              189
  Interest accrued                               940              880
  Customer deposits                              388              370
  Other                                          903              360
                                              14,051            6,247
Deferred credits and other liabilities
  Net advances for construction               18,337           17,880
  Postretirement benefit obligation            1,627            1,704
  Deferred investment tax credits                994            1,029
  Deferred income taxes                        1,471              176
  Commitments and contingencies (Note 11)
                                              22,429           20,789
Net contributions in aid of construction      22,410           21,541
                                            $119,376         $107,867

The notes and schedules are an integral part of the consolidated financial statements.

             CONSOLIDATED STATEMENTS OF OPERATIONS
             (In thousands, except per share data)
                                          For the Year Ended December 31,
                                           1998        1997         1996

Operating revenues
  Water sales                             $25,096     $22,003      $20,547
  Other utility operating revenue             370         337          274
  Non-utility operating revenue (Note 7)      ---         ---           71
                                           25,466      22,340       20,892
Operating expenses
  Utility operating expenses               14,012      12,487       11,855
  Non-utility operating
    expenses (Note 7)                          33          41           53
  Related party expenses (Note 8)             228         247          246
  Depreciation and amortization             2,183       2,441        2,193
  Taxes
    State and federal income
      Currently payable                       440         336           61
      Deferred                              1,368         942        1,035
    Property and other                      1,535       1,439        1,348

                                           19,799      17,933       16,791

Operating income                            5,667       4,407        4,101

Other income (expense), net
  Allowance for funds used
    during construction                       156         165          179
  Miscellaneous                                59          (7)         (85)
                                              215         158           94

Income before interest charges              5,882       4,565        4,195

Interest charges                            3,162       2,580        2,536

Net income                                  2,720       1,985        1,659
Dividends on preferred stock                   82          93          105
Net income applicable to
  common stock                            $ 2,638     $ 1,892     $  1,554

Net income per share of common stock:
    Basic                                   $1.47       $1.07        $1.03
    Diluted                                 $1.45       $1.07        $1.03

Average shares of common stock outstanding:
    Basic                                   1,796       1,762        1,509
    Diluted                                 1,816       1,775        1,515

Cash dividends per share of
  common stock                              $0.97       $0.92        $0.90


The notes and schedules are an integral part of the consolidated financial statements.

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                                          For the Year Ended December 31,
                                            1998       1997      1996

Cash flows from operating activities:
Net income                                $2,720      $1,985    $1,659

Adjustments to reconcile net cash
  provided by operating activities:
  Depreciation and amortization            2,029       2,287     2,031
  Deferred income taxes, net               1,261         920     1,010
  Allowance for funds used during const.    (156)       (165)     (178)

Changes in assets and liabilities:
  Accounts receivable, net                   163        (247)      249
  Unbilled operating revenues               (112)       (205)     (332)
  Materials and supplies                      (7)         11       (14)
  Prepaid property taxes                     (33)        (29)      (28)
  Prepaid expenses and other                  61         (68)      (83)
  Other deferred assets                      137         (22)      172
  Regulatory assets                          132        (223)      120
  Accounts payable                           532        (267)      148
  State and federal income taxes             135          97      (373)
  Interest accrued                            60         250       (37)
  Customer deposits and other, net           561        (166)       (2)
  Postretirement benefit obligation          (77)        (56)      (14)

Net cash provided by operating activities  7,406       4,102     4,328

Cash flows used in investing activities:
  Capital expenditures (net of AFUDC)    (14,333)    (11,242)   (8,084)
  Proceeds from sale of assets                15         366     2,107

Net cash used in investing activities    (14,318)    (10,876)   (5,977)

Cash flows from financing activities:
  Net (repayments) borrowings under
    line of credit agreements              6,540      (7,919)     (142)
  Overdraft payable                          125        (177)       18
  Net advances and contributions in aid
    of construction                        1,751       1,377       839
  Proceeds from issuance of
     long-term debt                          ---      15,000       ---
  Proceeds from issuance of common stock     448         555     9,795
  Dividends paid                          (1,822)     (1,712)   (1,362)
  Repayment of mortgage bond                 ---         ---    (5,000)
  Principal payments under capital
   lease obligation                          (50)       (239)     (336)
  Principal payments under long-term
   debt obligations                          ---         ---    (2,017)
  Redemption of preferred stock             (112)       (113)     (148)

Net cash provided by financing activities  6,880       6,772     1,647

Net decrease in cash and cash equivalents    (32)         (2)       (2)

Cash and cash equivalents at
   beginning of year                         146         148       150


Cash and cash equivalents at end of year  $  114      $  146    $  148

Supplemental Disclosures of Cash Flow Information:
  Interest paid                           $3,192      $2,305    $2,547
  Income taxes paid                       $  480      $  387    $  468

Supplemental Schedule of Non-Cash Investing and Financing Activities:
  Capital lease obligations incurred      $  ---      $   67    $  ---

The notes and schedules are an integral part of the consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            (In thousands, except share amounts)

                                            Common Shares
                        Preferred Shares     Outstanding    Common Shares
                         Outstanding 7%        Class A       Outstanding
                        Prior Preferred       Non-Voting       Class B


Balance as of
  January 1, 1996                   10,868     538,559         498,935
Net income
Cash dividends declared
  Common stock
  Preferred stock
Issuance of common stock
  Bonus issuances                                3,425
  Dividend reinvestment plan                     8,866           4,670
  Employee stock options                        18,830
  Issuance of common stock (3)                 675,000

Balance as of
  December 31, 1996                 10,868   1,244,680         503,605
Net income
Cash dividends declared
  Common stock
  Preferred stock
Issuance of common stock
  Bonus issuances                                2,250
  Dividend reinvestment plan                     7,832           3,757
  Employee stock options                         4,844
  Employee retirement plan (4)                  13,303

Balance as of
  December 31, 1997                 10,868   1,272,909         507,362
Net income
Cash dividends declared
  Common stock
  Preferred stock
Issuance of common stock
  Dividend reinvestment plan                     7,512           5,364
  Employee stock options                         1,078
  Employee retirement plan (4)                   9,622

Balance as of
  December 31, 1998                 10,868   1,291,121         512,726





                        $25 Par
                         Value         $1 Par         $1 Par
                       7% Prior     Value Class A  Value Class B
                       Preferred    Non-Voting (1)      (2)

Balance as of
  January 1, 1996               $272         $  539            $499
Net income
Cash dividends declared
  Common stock
  Preferred stock
Issuance of common stock
  Bonus issuances                                 3
  Dividend reinvestment plan                      9               5
  Employee stock options                         18
  Issuance of common stock (3)                  675


Balance as of
  December 31, 1996             $272         $1,244            $504
Net income
Cash dividends declared
  Common stock
  Preferred stock
Issuance of common stock
  Bonus issuances                                 2
  Dividend reinvestment plan                      8               3
  Employee stock options                          5
  Employee retirement plan (4)                   14

Balance as of
  December 31, 1997             $272         $1,273            $507

Net income
Cash dividends declared
  Common stock
  Preferred stock
Issuance of common stock
  Dividend reinvestment plan                      7               5
  Employee stock options                          1
  Employee retirement plan (4)                   10

Balance as of
    December 31, 1998           $272         $1,291            $512



                                       Additional
                                        Paid-in       Retained
                                        Capital       Earnings     Total


Balance as of January 1, 1996        $  8,041          $6,317     $15,668
Net income                                              1,659       1,659
Cash dividends declared
  Common stock                                         (1,258)     (1,258)
  Preferred stock                                        (104)       (104)
Issuance of common stock
  Bonus issuances                          43                          46
  Dividend reinvestment plan              198                         212
  Employee stock options                  242                         260
  Issuance of common stock (3)          9,450                      10,125
  Stock issuance cost                    (849)                       (849)


Balance as of December 31, 1996      $ 17,125          $6,614     $25,759
Net income                                              1,985       1,985
Cash dividends declared
  Common stock                                         (1,619)     (1,619)
  Preferred stock                                         (93)        (93)
Issuance of common stock
  Bonus issuances                          36                          38
  Dividend reinvestment plan              193                         204
  Employee stock options                   65                          70
  Employee retirement plan (4)            229                         243


Balance as of December 31, 1997      $ 17,648          $6,887     $26,587


Net income                                              2,720       2,720
Cash dividends declared
  Common stock                                         (1,740)     (1,740)
  Preferred stock                                         (82)        (82)
  Issuance of common stock

  Dividend reinvestment plan              230                         242
  Employee stock options                   18                          19
  Employee retirement plan (4)            177                         187


Balance as of December 31, 1998      $ 18,073          $7,785     $27,933


(1) At December 31, 1998, 1997 and 1996, Class A Non-Voting Common Stock had 3,500,000 shares authorized.
(2) At December 31, 1998, 1997 and 1996, Class B Common Stock had 1,040,000 shares authorized.
(3) Artesian Resources Corporation issued 675,000 shares of Class A Non-Voting Common Stock on May 24, 1996.
(4) Artesian Resources registered 200,000 shares of Class A Non-Voting Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
The notes and schedules are an integral part of the consolidated financial statements.


                 SCHEDULE OF INCOME TAX EXPENSE
                            (In thousands)
                                          For the Year Ended December 31,


                                           1998        1997      1996

State income taxes
  Current                                  $ 23      $  (23)     $ 47
  Deferred - current
    Property taxes                            3           2         4
    Allowance for bad debts                  (2)        ---        (4)
  Deferred - non-current
    Accelerated depreciation                251         235       225
    Rate case expenses                       (3)         27        (6)
    Taxable contractor advances and
      contributions in aid of construction   87          62        (5)
    Tax credit carryforwards                 41         (31)      ---
    Other                                    (6)         21       (11)

Total state income tax expense            $ 394        $293      $250

Federal income taxes
Current                                   $ 417        $359      $ 14
  Deferred - current
    Property taxes                            8          10         8
    Allowance for bad debts                  (8)         (2)      (12)
  Deferred - non-current
    Accelerated depreciation                898         876       666
    Rate case expenses                      (12)         95       (22)
    Taxable contractor advances
      and contributions in aid of
       construction                         310         222       (17)
    Federal tax credit carryforwards       (173)       (532)      ---
    Amortization of investment tax credits  ---           8       (35)
    Write-down on rental building
      and Artesian Laboratories             ---         ---       265
    Amortization of regulatory
      asset for deferred taxes               15          15        15
    Other                                   (41)        (66)      (36)

Total federal income tax expense         $1,414        $985      $846



         RECONCILIATION OF EFFECTIVE TAX RATE
                   (In thousands)

                             1998            1997          1996
                         Amount    %     Amount   %     Amount   %

Reconciliation of effective tax rate
  Income before
  federal and state
  income taxes less
  amortization of
  deferred investment
  tax credits            $4,533  100.0   $3,221  100.0   $2,755  100.0
Amount computed at
    statutory rate       $1,541   34.0   $1,095   34.0   $  937   34.0
Reconciling items
    State income tax, net
      of federal tax
      benefit               272    6.0      193    6.0      165    6.0
    Other                    (5)   (.1)     (10)   (.3)      (6)   (.2)
Total income tax expense
   and effective rate    $1,808   39.9   $1,278   39.7   $1,096   39.8



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation-- The consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly-owned subsidiaries ("Artesian Resources" or the "Company"), including its principal operating company, Artesian Water Company, Inc. ("Artesian Water"). Appropriate eliminations have been made for all material intercompany transactions and account balances.

Utility Subsidiary Accounting-- The accounting records of Artesian Water are maintained in accordance with the uniform system of accounts as prescribed by the Delaware Public Service Commission ("PSC"). Artesian Water follows the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," which provides guidance for companies in regulated industries.

Utility Plant and Capitalized Leases-- All additions to plant are recorded at cost. Cost includes direct labor, materials and indirect charges for such items as transportation, supervision, pension and other fringe benefits related to employees engaged in construction activities. When depreciable units of utility plant are retired, the cost of retired property, together with any cost associated with retirement and less any salvage value or proceeds received, is charged to accumulated depreciation. Maintenance, repairs and replacement of minor items of plant are charged to expense as incurred.

     In accordance with a rate order issued by the PSC, Artesian Water accrues an Allowance for Funds Used During Construction ("AFUDC"). AFUDC, which represents the cost of funds devoted to construction projects through the date the project is placed in service, is capitalized as part of construction work in progress. The rate used for the AFUDC calculation is based on Artesian Water's weighted average cost of debt and the rate of return on equity authorized by the PSC. The rates used to capitalize AFUDC in 1998, 1997 and 1996 were 9.5%, 9.7% and 10.9%, respectively.

     Utility plant comprised:
                                     Estimated        December 31,
                                    Useful Life     1998       1997
                                      In Years       (In thousands)
Utility plant, at original cost
  Utility plant in service
    Intangible plant                 -----       $   113    $     118
    Source of supply plant           45-85         6,489        4,327
    Pumping and water
      treatment plant                35-62        12,588       10,257
    Transmission and distribution plant
      Mains                            81         70,237       64,468
      Services                         39         11,847       10,769
      Storage tanks                    76          8,906        7,495
      Meters                           26          6,799        6,422
      Hydrants                         60          3,973        3,708
    General plant                     5-31         9,477        8,385
  Property held for future use         ---         2,210        2,098
  Construction work in progress        ---         1,402        2,830
                                                 134,041      120,877
  Less accumulated depreciation                   24,261       23,183

                                                $109,780      $97,694

Depreciation and Amortization-- For financial reporting purposes, depreciation is provided using the straight-line method at rates based on estimated economic useful lives which range from five to 85 years. Composite depreciation rates for utility plant were 2.11%, 2.38% and 2.35% for the years ended December 31, 1998, 1997 and 1996, respectively. In a rate order issued by the PSC, Artesian Water was directed effective January 1, 1998 to begin using revised depreciation rates for utility plant. In rate orders issued by the PSC, Artesian Water was directed effective May 28, 1991 and August 25, 1992 to offset depreciation on utility property funded by Contributions in Aid of Construction ("CIAC") and Advances for Construction ("Advances"), respectively, against CIAC and Advances. Other deferred assets are amortized using the straight-line method over applicable lives which range from two to ten years. The expense which would result from depreciating Artesian Water's leased office building and shop complex on a straight-line basis over the lease term is not an allowable cost of service. Thus, depreciation of the leased property has been modified so that the total interest on the lease obligation and depreciation of the leased property is equal to the rental expense that is allowed for ratemaking purposes. At December 31, 1997, the fully amortized leased property was retired from General Plant and the five-year lease renewal, which commenced January 1, 1998, is being accounted for as an operating lease.

Regulatory Assets-- Certain expenses, which are recoverable through rates as permitted by the PSC, are deferred and amortized during future periods using various methods. Expenses related to rate proceedings are amortized on a straight-line basis, over a period of two to five years. The postretirement benefit obligation, which is being amortized over 20 years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments. Deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customers reverse.

Regulatory assets at December 31, net of amortization, comprised:

                                          1998               1997
                                               (In thousands)
Postretirement benefit obligation       $1,627             $1,704
Deferred income taxes recoverable
  in future rates                          695                710
Expense of rate proceedings                364                404
                                        $2,686             $2,818

Other Deferred Assets-- Certain expenses are deferred and amortized using the straight-line method over various time periods ranging from two years to 25 years. In 1992, Artesian Water entered a ten-year agreement for a water service interconnection with the Chester (Pennsylvania) Water Authority ("Chester"). The interconnection was placed in service during October 1992 at a total cost of $1.5 million and is being amortized over a ten-year period as approved by the PSC.

Other deferred assets at December 31, net of amortization, comprised:

                                          1998               1997
                                              (In thousands)
Chester interconnection                 $  576             $  730
Debt issuance expense                      225                256
Other                                      270                222
                                        $1,071             $1,208

Advances for Construction-- Water mains, services and hydrants or cash advances to reimburse Artesian Water its costs to construct water mains, services and hydrants, are contributed to Artesian Water by customers, real estate developers and builders in order to extend water service to their properties. The value of these contributions is recorded as Advances. Artesian Water makes refunds on these Advances over a specific period of time based on operating revenues generated by the specific plant or as new customers are connected to the mains. After all refunds are made, any remaining balance is transferred to CIAC.

Contributions in Aid of Construction-- CIAC includes the non-refundable portion of advances for construction and direct contributions of water mains, services and hydrants or cash to reimburse Artesian Water its costs to construct water mains, services and hydrants by customers, real estate developers and builders in order to extend water service to their properties.

Income Taxes-- Deferred income taxes are provided in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," on all differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements based on the enacted tax rates to be in effect when such temporary differences are expected to reverse.

     The difference between state income tax at the statutory rate of 8.7% and the effective rate of 9.1% in 1997 and 1996 is primarily attributable to Artesian Resources filing a separate state tax return for each of its subsidiaries as required, whereby current year losses of certain subsidiaries cannot be offset against taxable income of others.

     The Tax Reform Act of 1986 mandated that Advances and CIAC received subsequent to December 31, 1986 generally are taxable income to Artesian Water. For Advances, Artesian Water was directed by the PSC to pay the related taxes and collect amounts equal to the taxes paid from the developer. For CIAC, Artesian Water was directed to pay the taxes instead of the developer contributing the taxes. The 1996 Tax Act provides an exclusion from taxable income for CIAC and Advances received after June 12, 1996 by Artesian Water that are not included in rate base for rate-making purposes.

     Investment tax credits were deferred through 1986 and are recognized as a reduction of deferred income tax expense over the estimated economic useful lives of the related assets.

Net Income Per Common Share-- The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), in the fourth quarter of 1997. SFAS No. 128 requires the Company to use methods for calculating earnings per share that differ from methods used in prior periods and requires the Company to restate net income per share reported in prior periods. The adoption of this statement had no effect on the results of operations, financial conditions or long-term liquidity.

Revenue Recognition and Unbilled Revenues-- Water service revenue for financial statement purposes includes amounts billed to customers on a cycle basis and unbilled amounts based upon estimated usage from the date of the last meter reading to the end of the accounting period.

Cash and Cash Equivalents-- For purposes of the Consolidated Statements of Cash Flows, Artesian Resources considers all temporary cash investments with a maturity of three months or less to be cash equivalents. Artesian Water utilizes its bank's controlled disbursement service to reduce the use of its lines of credit by funding checks as they are presented to the bank for payment rather than at issuance. If the checks currently outstanding but not yet funded exceed the cash balance on Artesian Water's books, the net liability is recorded as a current liability on the balance sheet in the Overdraft Payable account.

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

Reclassifications-- Certain previously reported amounts have been reclassified to conform with current year presentation.


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

Long-Term Financial Liabilities-- The fair value of Artesian Resources' long-term debt and mandatorily redeemable preferred stock as of December 31, 1998 and 1997, determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities, were approximately as follows:

                                1998                        1997
                       Carrying      Estimated     Carrying      Estimated
                        Amount      Fair Value      Amount      Fair Value
                                         (In thousands)

Long-term debt          $32,053      $35,205       $32,103       $34,200

Mandatorily redeemable
  preferred stock       $   500      $   454       $   600       $   544



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


NOTE 3

INCOME TAXES

     Deferred income taxes reflect temporary differences between the valuation of assets and liabilities for financial tax reporting. Deferred income taxes at December 31, 1998 and 1997 were comprised of the following:

                                                       1998         1997
                                                         (In thousands)
Deferred tax assets related to:

  Federal minimum tax credit carryforwards           $   879       $  560
  Federal and state operating loss carryforwards         665          898
  Bad debt allowance                                      28           18
  Valuation allowance                                   (665)        (670)
    Total deferred tax assets                            907          806

Deferred tax liabilities related to:

  Property plant and equipment basis differences      (2,246)        (796)
  Expenses of rate proceedings                          (145)        (161)
  Property taxes                                        (218)        (207)
  Other                                                   41           (7)
    Total deferred tax liabilities                    (2,568)      (1,171)

    Net deferred tax liability                       $(1,661)      $ (365)



     Deferred taxes, which are classified into a net current and non-current balance, are presented in the balance sheet as follows:

                                                       1998         1997
                                                         (In thousands)
Current deferred income tax                          $  (190)     $  (189)
Non-current deferred income tax                       (1,471)        (176)

  Net deferred tax liability                         $(1,661)      $ (365)


     At December 31, 1998, for state income tax purposes, Artesian Resources recorded a deferred tax asset of $710,000 to reflect separate company net operating loss carryforwards aggregating approximately $7,641,000. These net operating loss carryforwards will expire if unused between 1998 and 2018. Artesian Resources has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of the state net operating loss carryforwards. The valuation allowance decreased from $670,000 in 1997 to $665,000 in 1998 as a result of utilization of net operating losses that were expected to expire unutilized.

     At December 31, 1997, for federal income tax purposes, there was a consolidated net operating loss carryforward of approximately $575,000, which was carried back and used in its entirety in 1998. At December 31, 1998, for federal income tax purposes, there were minimum tax credit carryforwards aggregating approximately $879,000 resulting from the payment of alternative minimum tax in current and prior years. These minimum tax credit carryforwards may be carried forward indefinitely to offset future regular federal income taxes. Artesian Resources has not recorded a valuation allowance for these federal tax carryforwards, because the Company believes it is more likely than not that such benefits will be realized.

NOTE 4

PREFERRED STOCK

     Artesian Resources has two classes of preferred stock outstanding. The 7% Prior Preferred Stock (on which dividends are cumulative) is redeemable at Artesian Resources' option at $30.00 per share plus accrued dividends.
The 9.96% Series Cumulative Prior Preferred Stock has annual mandatory redemption requirements and is redeemable at Artesian Resources' option at various declining prices ranging from $25.75 through January 31, 2000, to $25.00 after February 1, 2003. Under mandatory sinking fund provisions, redemptions will aggregate $100,000 (4,000 shares) annually in 1999 through 2003. The Company also has 100,000 shares of $1.00 par value Series Preferred Stock authorized but unissued. See the Consolidated Statements of Stockholders' Equity.

     The following Cumulative Prior Preferred stock was outstanding at December 31:

                                            Par Value
                                            of Shares        Cash
                               Shares      Outstanding     Dividends
                                          (In thousands)
Mandatorily Redeemable
  Authorized                       80           --               --
  Outstanding at December 31:

    8 1/2% Series
    1997                            1       $   13        $       1
    1996                            1           25                2

    9.96% Series
    1998                           24    $     600        $      62
    1997                           28          700               72
    1996                           32          800               82





NOTE 5

COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

     The Class A Non-Voting Common Stock ("Class A Stock") of Artesian Resources trades on the Nasdaq National Market under the symbol ARTNA. The Class B Common Stock of Artesian Resources trades on the Nasdaq Bulletin Board under the symbol ARTNB.

     In 1996, Artesian Resources issued 675,000 shares of Class A Stock at $15.00 per share. Net proceeds from the offering were used to reduce debt incurred to finance investment in utility plant.

     Contributions to the Tax Reduction Act Employees' Stock Ownership Plan ("PAYSOP") by Artesian Resources for the purchase of its Class B Common stock on behalf of employees were limited to dividend reinvestments in 1997 and 1996. In 1997, the PAYSOP was merged into the Company's 401(k) plan. Under Artesian Resources' dividend reinvestment plan, stockholders were issued 12,876, 11,589 and 13,536 shares at fair market value for the reinvestment of $243,000 $204,000 and $212,000 of their cash dividends for the years 1998, 1997 and 1996, respectively.


NOTE 6

DEBT

     Artesian Water has available unsecured lines of credit, with no financial covenant restrictions, totaling $35.0 million at December 31, 1998, which are renewable annually at the banks' discretion. Borrowings under the lines of credit bear interest based on the London Interbank Offering Rate ("LIBOR") plus 1.0% for 30, 60, 90 or 180 days or the banks' Federal Funds Rate plus 1.0%, at the option of Artesian Water.

     At December 31, 1998, 1997 and 1996, Artesian Water had $7.7 million, $1.2 million and $9.1 million outstanding under these lines at weighted average interest rates of 6.0%, 7.6% and 7.0%, respectively. The maximum amount outstanding was $9.1 million, $13.0 million and $11.4 million in 1998, 1997 and 1996, respectively. The average amount outstanding was approximately $4.4 million, $5.1 million and $9.1 million, at weighted average annual interest rates of 6.0%, 6.5% and 6.9% in 1998, 1997 and 1996, respectively.

     On June 17, 1997, Artesian Water issued a $10.0 million, 7.84%, ten year Series M First Mortgage Bond and borrowed $2.5 million against a $5.0 million, ten year Series N First Mortgage Bond to repay the outstanding balance on the lines of credit. On September 18, 1997, Artesian Water borrowed the remaining $2.5 million on the Series N First Mortgage Bond. The $5.0 million, ten year Series N First Mortgage Bond has a fixed interest rate of 7.56%. On February 1, 2003, the Series L First Mortgage Bond matures. No other repayments or sinking fund deposits on first mortgage bonds are required over the next five years. As of December 31, 1998 and 1997, substantially all of Artesian Water's utility plant was pledged as security for the First Mortgage Bonds.
In addition, the trust indentures contain covenants which limit long-term debt, including the current portion thereof, to 66 2/3% of total capitalization including the current portion of the long-term debt, and which, in certain circumstances, could restrict the payment of cash dividends.
As of December 31, 1998, however, no dividend restrictions were imposed under these covenants.

Long-term debt consisted of:

                                                    December 31,
                                                1998           1997
                                                   (In thousands)
First mortgage bonds
  Series K, 10.17%, due March 1, 2009        $  7,000       $  7,000
  Series L, 8.03%, due February 1, 2003        10,000         10,000
  Series M, 7.84%, due December 31, 2007       10,000         10,000
  Series N, 7.56%, due December 31, 2007        5,000          5,000
                                               32,000         32,000
Capitalized lease obligations                      96            149
                                               32,096         32,149
Less current maturities                            43             46
                                             $ 32,053       $ 32,103



NOTE 7

NON-UTILITY OPERATING REVENUE AND EXPENSES

     Non-utility operating revenue consisted of $71,000 in rental income received by Artesian Development Corporation in 1996. No non-utility operating revenue was received in 1998 or 1997.

     On December 19, 1996, Artesian Wastewater Management, Inc. ("Artesian Wastewater") was created as an additional non-regulated subsidiary of Artesian Resources. Artesian Wastewater plans to provide wastewater treatment services in Delaware. On March 12, 1997, Artesian Wastewater became a one-third owner in AquaStructure Delaware, L.L.C., which intends to develop and market various proposals to provide wastewater treatment services. No operations have occurred under Artesian Wastewater for 1998, 1997 and 1996.

Non-utility operating expenses were as follows:

                                  1998        1997        1996
                                         (In thousands)
Artesian Wastewater              $ 26      $   19       $  ---
Artesian Laboratories             ---          10          ---
Artesian Development              ---         ---           53
Artesian Resources                  7          12          ---
  Total                          $ 33      $   41       $   53

     In October 1995, Artesian Development entered into an agreement with an unrelated third party for the sale of its rental office building and land. Artesian Development recorded an additional $53,000 in 1996 for the sale of this land and building.


NOTE 8

RELATED PARTY TRANSACTIONS

     The office building and shop complex utilized by Artesian Water are leased at an average annual rental of $180,000 from a partnership, White Clay Realty, in which certain of Artesian Resources' officers and directors are partners. The lease expires in December 2002, with provisions for renewals for two five-year periods thereafter. Management believes that the payments made to White Clay Realty for the lease of its office building and shop complex are comparable to what Artesian Water would have to pay to unaffiliated parties for similar facilities (See Note 11).

     Artesian Water leases certain parcels of land for water production wells from Glendale Enterprises Limited, a company wholly-owned by Ellis D. Taylor, a shareholder of greater than five percent of Artesian Resources, at an annual rental of $44,000. Renewal of the lease is automatic from year to year unless 60 days' written notice is given by either party before the end of the year's lease. The annual rental is adjusted each year by the consumer price index as of June 30 of the preceding year. Artesian Water has the right to terminate this lease by giving 60 days' written notice should the water supply be exhausted or other conditions beyond the control of Artesian Water materially and adversely affect its interest in the lease.

  Expenses associated with related party transactions were as follows:

                           1998       1997       1996
                                 (In thousands)
White Clay Realty          $184       $204       $204
Glendale Enterprises         44         43         42
  Total                    $228       $247       $246


NOTE 9

STOCK COMPENSATION PLANS

     At December 31, 1998, the Company has two stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for compensation expense under its plans. Accordingly, the compensation cost that has been charged against income for the two plans was $44,000, $48,000 and $42,000 for 1998, 1997 and 1996, respectively. Had compensation cost for the Company's two plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method recommended by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income and net income per common share would have been reduced to the pro-forma amounts indicated below:

                                               1998         1997      1996
                                         (In thousands, except per share data)
Net income applicable to common stock
    As reported                              $2,638       $1,892    $1,554
    Pro-forma                                $2,594       $1,850    $1,496

Basic net income per common share
    As reported                              $ 1.47       $ 1.07    $ 1.03
    Pro-forma                                $ 1.44       $ 1.05    $ 0.99

Diluted net income per common share
    As reported                              $ 1.45       $ 1.07    $ 1.03
    Pro-forma                                $ 1.43       $ 1.04    $ 0.99



     In 1998, the Company amended the 1992 Non-Qualified Stock Option Plan (the "1992 Plan") increasing the number of shares of Class A Stock authorized for issuance from 100,000 to 250,000. Under the 1992 Plan (i) the maximum amount of shares of Class A Stock that may be granted to any individual during the term of the 1992 Plan is an amount equal to 50% of the number of shares of Class A Stock available for issuance under the 1992 Plan, (ii) the Company may require a participant to enter into a covenant not to compete and/or a confidentiality agreement as a condition of an option grant,
(iii) provisions relating to grants to directors and officers of the Company were changed to add a prohibition on amending such provisions more than once in any six-month period, to extend the exercise term from one to ten years and to eliminate the possibility of administrative discretion with respect to such grants, and (iv) the provision that limited to 34 the number of plan participants eligible to receive options under the 1992 Plan within any calendar year was removed. Options to purchase shares of Class A Stock may be granted to employees at prices not less than 85% of the fair market value on the date of grant. Employees who participate and who are not executive officers or directors of the Company may receive options to purchase up to 1,000 shares. Each director or officer who participates in any year may request an option to purchase 3,000 shares of stock. The option price for directors and officers of the Company is 90% of the fair market value on the date of grant. Options granted under this plan extend for a period of one year, are exercisable after six months of service from the date of initial grant, after one year of service to the Company, and are adjusted for stock dividends and splits.

     In 1996, the Company instituted the Incentive Stock Option Plan (the "ISO Plan"), under which the Company may grant options to its key employees and officers for up to 100,000 shares of Class A Stock. Options are granted at the fair market value on the date of grant. The option exercise period shall not exceed ten years from the date of grant and will be determined by the Company for each stock option granted. Options granted will vest in accordance with the terms and conditions determined by the Company and are adjusted for stock dividends and splits.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 4.7%, 5.1% and 6.0%; expected volatility of
 .30%, .33% and .31%; risk free interest rates of 4.96%, 5.63% and 4.90% for the employee options under the 1992 Plan, 5.57%, 6.65% and 6.60% for the director and officer options under the 1992 Plan and 6.60% for the 1996 ISO Plan options; and expected lives of one year for the employee options and five years for the director and officer options under the 1992 Plan for all years, five years for 1997 and 1996 and five years for the 1996 ISO Plan options. In 1998 and 1997, no ISO Plan options were granted.

    A summary of the status of the Company's outstanding stock options as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below:

                             1998               1997             1996

                               Weighted           Weighted           Weighted
                                Average            Average            Average
                               Exercise           Exercise           Exercise
                       Shares   Price     Shares    Price    Shares   Price
Plan Options
 Outstanding at beginning
   of year             63,786  $ 14.24    43,554  $ 13.30    25,063  $12.44
 Granted               28,498    17.15    25,887    15.50    47,340   13.24
 Exercised             (1,078)   15.33    (4,844)   12.84   (18,709)  12.46
 Cancelled             (7,149)   14.27      (811)   12.47   (10,140)  12.45
 Outstanding at end
   of year             84,057    15.21    63,786    14.24    43,554   13.30
Options exercisable
  at year end          72,903  $ 15.32    48,921  $ 14.22    25,354  $12.67
Weighted average fair
  value of options
  granted during
  the year             $19.09             $17.29              $14.16


     The following tables summarize information about employee stock options outstanding at December 31, 1998:

Options Outstanding
  Range of       Shares Outstanding at   Weighted-Average  Weighted-Average
Exercise Price    December 31, 1998       Remaining Life    Exercise Price

$12.71-$19.13          84,057               8.1 Years          $15.21

Options Exercisable
  Range of                        Shares Exercisable       Weighted-Average
Exercise Price                   at December 31, 1998       Exercise Price

$12.71-$17.13                           72,903                 $15.32

Shares of common stock have been reserved for future issuance under all of the foregoing options.


NOTE 10

EMPLOYEE BENEFIT PLANS

401(k) Plan-- Artesian Resources has a defined contribution 401(k) Salary Reduction Plan (the "Plan") which covers substantially all employees. Under the terms of the Plan, Artesian Resources contributes 2% of eligible salaries and wages and matches employee contributions up to 6% of gross pay at a rate of 50%. Artesian Resources may, at its option, make additional contributions of up to 3% of eligible salaries and wages. No such additional contributions were made in 1998, 1997 and 1996. Plan expenses, which include Company contributions and administrative fees, for the years 1998, 1997 and 1996 were approximately $210,000, $255,000 and $259,000, respectively.

Postretirement Benefit Plan-- Artesian Resources has a Postretirement Benefit Plan (the "Benefit Plan") which provides medical and life insurance benefits to certain retired employees. Prior to the amendment of the Benefit Plan, as described below, substantially all employees could become eligible for these benefits if they reached retirement age while still working for Artesian Resources.

     Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), requires Artesian Resources to accrue the expected cost of providing postretirement health care and life insurance benefits as employees render the services necessary to earn the benefits. Artesian Resources elected to defer recognition and amortize its approximately $3.1 million transition obligation over 20 years, of which $154,000 was recognized at December 31, 1993.

     In February 1994, Artesian Resources amended its Benefit Plan effective January 1, 1993 to reduce eligibility. As a result of the amendment, only current retirees and certain "grandfathered" active employees are eligible for benefits.

     The amendment had the effect of reducing the unrecognized obligation by approximately $1.5 million to $1.6 million, and eligible participants by 108 to 23. The amendment also had the effect of curtailing the Benefit Plan.
This curtailment resulted in a curtailment loss of approximately $1.5 million. This loss, when added to the 1993 amortization of $154,000, increased the Company's recorded liability with respect to SFAS 106 to approximately
$1.6 million.

     Artesian Resources recognized an offsetting regulatory asset with respect to the SFAS 106 liability. This asset is recorded based on the PSC order which permits Artesian Water to continue recovery of postretirement health care and life insurance expense on a pay-as-you-go basis for the remaining eligible employees. Artesian Water anticipates liquidating its SFAS 106 obligation and substantially recovering the expenses in rates over a period of approximately 20 years (based on the age and life expectancy of the remaining eligible participants). Further, expense recovery as a percentage of rates is expected to remain constant over the initial years, and then decline until the obligation is liquidated. Amounts charged to expense were $78,000, $70,000 and $90,000 for 1998, 1997 and 1996, respectively.


  The following table sets forth the amounts recognized in Artesian Resources' Consolidated Balance Sheets for the Benefit Plan as of December 31:

                                                   1998       1997
                                                   (In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year           $   872     $   926
Interest cost                                          59          69
Plan participant contributions                          2           0
Actuarial gain                                        (17)        (53)
Benefits paid                                         (78)        (70)
Benefit obligation at end of year                 $   838     $   872

Change in plan assets:
Fair value of plan assets at beginning of year    $     0     $     0
Employer contributions                                 76          68
Plan participant contributions                          2           2
Benefits paid                                         (78)        (70)
Fair value of plan assets at end of year          $     0     $     0

Accrued expense:
Funded status                                     $  (838)    $  (872)
Unrecognized net gain                                (917)       (968)
Unrecognized transition obligation                    128         136
Accrued postretirement benefit cost               $(1,627)    $(1,704)


     For measurement purposes, an 8.5% annual rate of increase in per capita cost of covered health care benefits was assumed for 1998; the rate was assumed to decrease gradually to 5% through the year 2006 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. An increase in the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1998 by $60,000 and the interest cost component of net periodic postretirement benefit cost for the year then ended by $5,000.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 6.75% and 7.0% for the years ended December 31, 1998 and 1997, respectively.

Supplemental Pension Plan-- Effective October 1, 1994, Artesian Water established a Supplemental Pension Plan (the "Supplemental Plan") to provide additional retirement benefits to full-time employees hired prior to April 26, 1994. The purpose of the Supplemental Plan is to help employees save for future retiree medical costs, which will be paid by employees. The Supplemental Plan accomplishes this objective by providing additional cash resources to employees upon a termination of employment or retirement, to meet the cost of future medical expenses. Artesian Water has established a contribution based upon each employee's years of service ranging from 2% to 6% of eligible salaries and wages. Artesian Water also provides additional benefits to individuals who were over age 50 as of January 1, 1994. These individuals are referred to as the "Transition Group." Effective November 1, 1994, individuals eligible for the Transition Group had the opportunity to defer compensation to the Supplemental Plan, and to receive a transition matching contribution for five years. Each one dollar of eligible salaries and wages deferred by the Transition Group is matched with three, four or five dollars by Artesian Water based on the employee's years of service subject to certain limitations under the federal tax rules. Plan expenses, which include Company contributions and administrative fees, for the years 1998, 1997 and 1996 were approximately $239,000, $228,000 and $220,000, respectively.


NOTE 11

COMMITMENTS

     In 1972, the Company entered into a 25-year lease for an office building and shop complex at an aggregate annual rental of $204,000 from a partnership, White Clay Realty (See Note 8). This lease was accounted for as a capital lease; accordingly, the present value of the total rental payments for the leased property at the inception of the lease ($1.9 million) was recorded in General Plant and in Capitalized Lease Obligations. At December 31, 1997, the fully amortized leased property was retired from General Plant. On January 1, 1998, the Company renewed its lease for an average annual rental of $180,000, for five years, which is being accounted for as an operating lease. Artesian Water may terminate the lease at any time by purchasing the leased facilities for (i) an amount equal to the sum of any mortgage on such facilities and any accrued rental to date or (ii) its fair market value, whichever is higher.

     In 1995, Artesian Water entered into four five-year leases for computer equipment and in 1997 Artesian Water entered a ten-year lease for a land easement which have been recorded as capital leases. Also in 1997, Artesian Water entered a 33-year operating lease for a parcel of land with improvements located in South Bethany, a municipality in Sussex County, Delaware.

    During 1996, Artesian Water entered into a ten-year lease commitment for office space. Rent expense for the office space for 1998, 1997 and 1996 was $64,000, $62,000 and $48,000, respectively.

    Future minimum annual rental payments under operating lease obligations as of December 31, 1998, are as follows:

                                       (In thousands)
                        1999               $  248
                        2000                  247
                        2001                  246
                        2002                  246
                        2003                   72
                      Thereafter              192
                                           $1,251

     Artesian Water has two water service interconnection agreements with two neighboring utilities which require minimum annual purchases. Rates charged under all agreements are subject to change. Effective August 1, 1997, Artesian Water renegotiated the contract with Chester Water Authority to, among other things, reduce the minimum purchase requirements from 1,459 million gallons to 1,095 million gallons annually and to extend the contract through the year 2021. The minimum annual purchase commitments for all interconnection agreements for 1999 through 2003 and the aggregate total for the years 2004 through 2021, at current rates, are as follows:

                          (In thousands)
          1999              $  2,429
          2000                 2,429
          2001                 2,429
          2002                 2,157
          2003                 2,157
          2004 through 2021   38,829
                            $ 50,430

     Expenses for purchased water were $2,616,000, $2,703,000 and $2,663,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Budgeted mandatory utility plant expenditures, due to planned governmental highway projects which require the relocation of Artesian Water's water service mains, expected to be incurred in 1999 through 2003 are as follows:
                         (In thousands)
          1999              $ 1,200
          2000                1,323
          2001                  550
          2002                  200
          2003                  400
                            $ 3,673

The exact timing and extent of these relocation projects is controlled primarily by the Delaware Department of Transportation.


NOTE 12

GEOGRAPHIC CONCENTRATION OF CUSTOMERS

     Artesian Water provides water utility service to customers within its established service territory in portions of Delaware, pursuant to rates filed with and approved by the PSC. As of December 31, 1998, Artesian Water was serving 60,688 customers.


NOTE 13

NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

     In December 1997, the Company adopted SFAS No. 128, "Earnings per Share," which prescribes two methods for calculating net income per common share: the "Basic" and "Diluted" methods. These calculations differ from those used in prior periods and as a result all prior period earnings per share data were restated in 1997 to reflect the adoption of SFAS No. 128. Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and potentially dilutive effect of employee stock options. The adoption of this statement had no effect on the results of operations, financial condition or long-term liquidity of the Company. The following table summarizes the shares used in computing basic and diluted net income per share:

                                        Years Ended December 31,
                                     1998          1997        1996
                                              (In thousands)

Average common shares
  outstanding during the
  period for Basic computation      1,796         1,762        1,509
Dilutive effect of employee
  stock options                        20            13            6
Average common shares
  outstanding during the
  period for Diluted computation    1,816         1,775        1,515


     Equity per common share was $15.34, $14.78 and $14.58 at December 31, 1998, 1997 and 1996, respectively. These amounts were computed by dividing stockholders' equity excluding preferred stock by the number of shares of common stock outstanding at the end of each year.


NOTE 14

YEAR 2000 COMPLIANCE

     Management has completed an assessment of all of Artesian Resources' information and non-information technology systems and implemented a company-wide program which continues to test and correct all critical systems to ensure Year 2000 compliance. The Company has dedicated the financial, technical and management resources required to achieve expected Year 2000 compliance. The Company has identified the critical systems for operations and expects to be compliant by June 30, 1999. Additionally, in 1998, the Company adopted management practices which require that any new systems or system upgrades be Year 2000 compliant prior to their purchase and implementation.

     In 1998, the Company undertook a comprehensive program to assess providers of critical services for the purpose of identifying and minimizing exposure to Year 2000 risks that are not under the Company's direct control. The Company is currently developing contingency plans which are expected to be in place by June 30, 1999. Contingency plans include, but are not limited to, the installation of back-up generators in case of power loss; increasing inventory levels in late 1999 for crucial materials and supplies, including gasoline, diesel fuel and water treatment chemicals; and identifying alternate providers in case the primary providers cannot meet delivery requirements.

     The Company is implementing its Year 2000 compliance program in the normal course of business and does not anticipate a material impact on the Company's business, results of operations, liquidity or capital resources.
As a result of the Company's overall corporate automation plan developed in 1994, the Company has capitalized $395,000 during the year ended December 31, 1998 on new computer software and hardware, some of which replaced software and hardware which was not Year 2000 compliant. The Company does not anticipate any significant capital expenditures for computer software and hardware in 1999 for the purpose of achieving Year 2000 compliance.


Note 15

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted this statement effective January 1, 1998, and has no components of comprehensive income to report.

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," which established standards for reporting information about operating segments in interim financial reports issued to shareholders.
It also established standards for related disclosure about products and services, geographic areas and major customers. The Company adopted this statement effective January 1, 1998.

     In February 1998, FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pension and Other Postretirement Benefits," which revised employers' disclosures about pensions and other postretirement benefit plans, and did not change the measurement or recognition of those plans. The Company adopted this statement effective December 31, 1998.

     In June 1998, FASB issued Statement of Financial Accounting Standards
No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and hedging activities. The Company plans to adopt this statement effective January 1, 2000. The adoption of this statement will not have a material impact on the Company's financial condition or results of operations.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The Company implemented this statement in the first quarter of 1998 and it did not have a material impact on the Company's financial condition or results of operations.


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Artesian Resources Corporation and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artesian Resources Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                  KPMG LLP


Wilmington, Delaware
February 5, 1999




Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.


                             PART III

Item 10 - Directors and Executive Officers of the Registrant

    Name           Age     Position

Dian C. Taylor      53        Director; Chair of the Board since July 1993,
                              and Chief Executive Officer and President of
                              the Company since September 1992.  Executive
                              Vice President from April 1992 through September
                              1992 and Vice President of Corporate Development
                              of the Company from August 1991 through April
                              1992.  Formerly consultant to the Small Business
                              Development Center at the University of Delaware
                              from February 1991 to August 1991 and
                              Owner/President of Achievement Resources Inc.
                              from 1977 to 1991.   Achievement Resources, Inc.
                              specialized in strategic planning, marketing, entrepreneurial and human resources development consulting. Ms. Taylor was a marketing director for SMI, Inc. from 1982 to 1985. Ms. Taylor is the cousin of William H. Taylor, II and the aunt of John R. Eisenbrey, Jr. She serves on the Executive and Budget Committees.

William H. Taylor, II    53   Director; President and Certified Business
                              Counselor of the Susquehanna Corporation, a national affiliate of Business Brokers Network of Dallas, Texas since 1995. President of
                              Taylor Capital Associates, investment brokers since 1991. President and Chief Operating
                              Officer of the Company from 1990 to 1991.
                              Vice President of Artesian Water Company, Inc.
                              from 1987 to 1990.  President of Delaware
                              Micrographics, Inc., a provider of microfiche services, from 1981 to 1995. Previously, Vice
                              President of Butcher & Singer, Inc., an
                              investment banking firm, from 1981 to 1987.
                              Mr. Taylor is the cousin of Dian C. Taylor.
                              He serves on the Audit Committee.

Kenneth R. Biederman     55   Director; Currently, Professor of Finance at the
                              College of Business and Economics of the University of Delaware. Dean of the College of Business and Economics of the University of Delaware from 1990 to 1996. Formerly a financial and banking consultant from 1989 to 1990 and President of Gibraltar Bank from 1987 to 1989. Previously Chief Executive Officer and
                              Chairman of the Board of West Chester Savings
                              Bank; Economist and former Treasurer of the State of New Jersey and Staff Economist for the
                              United States Senate Budget Committee. He serves on the Executive; Audit; Personnel, Compensation and Benefits; Budget; and
                              Incentive Stock Option Committees.

John R. Eisenbrey, Jr.   43   Director; Owner/President of Bear Industries,
                              Inc., a privately held mechanical contracting firm specializing in fire protection for more than twelve years. Mr. Eisenbrey is the nephew of Dian C. Taylor. He serves on the Personnel,
                              Compensation and Benefits and Incentive Stock
                              Option Committees.

William C. Wyer          52   Director; Managing Director of Wilmington
                              Renaissance Corporation (formerly Wilmington
                              2000) since January 1998.  Wilmington
                              Renaissance Corporation is a private
                              organization seeking to revitalize the City of Wilmington, Delaware; President of AllNation
                              Life Insurance and Senior Vice President of Blue
                              Cross/Blue Shield of Delaware from September
                              1995 to January 1998.  Managing Director of
                              Wilmington 2000 from May 1993 to September 1995.
                              Formerly President of Wyer Group, Inc. from 1991
                              to 1993 and Commerce Enterprise Group from 1989 to 1991, management consulting firms specializing in operations reviews designed to increase productivity, cut overhead and increase competitiveness, and President of the Delaware
                              State Chamber of Commerce from 1978 to 1989.
                              He serves on the Executive; Audit; Budget;
                              Incentive Stock Option; and Personnel,
                              Compensation and Benefits Committees.

David B. Spacht          39   Vice President, Chief Financial Officer and
                              Treasurer of Artesian Resources Corporation and
                              Subsidiaries since January 1995. Mr. Spacht previously served as Treasurer and Chief
                              Financial Officer of Artesian Resources
                              Corporation and Subsidiaries since July 1992.
                              Mr. Spacht formerly held the positions of Assistant Secretary, Assistant Treasurer and
                              Controller of Artesian Resources Corporation and Subsidiaries and has been employed by the Company for eighteen years.

Joseph A. DiNunzio       36   Vice President and Secretary of Artesian
                              Resources Corporation and Subsidiaries since
                              January 1995.  Mr. DiNunzio previously served as
                              Secretary of Artesian Resources Corporation and
                              Subsidiaries since July 1992. Mr. DiNunzio formerly held the positions of Assistant
                              Secretary and Manager of Budgeting and Financial
                              Planning.  Mr. DiNunzio was employed by Price
                              Waterhouse from 1984 to 1989.

Bruce P. Kraeuter        49   Vice President and Chief Engineer of Artesian
                              Water since January 1995. Mr. Kraeuter formerly held the position of Manager of Engineering since March 1994 and has been employed by Artesian Water as an engineer since July 1989.
                              Mr. Kraeuter served as Senior Engineer with the Water Resources Agency for New Castle County,
                              Delaware from 1974 to 1989.

John M. Thaeder     40        Vice President of Operations since February
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


     In accordance with the provisions of Artesian Resources' restated certificate of incorporation, as amended, and by-laws, Artesian Resources' Board of Directors is divided into three classes. Members of each class serve for three years and one class is elected each year to serve a term until his or her successor shall have been elected and qualified or until earlier resignation or removal.


Item 11 - Executive Compensation

     The name and cash compensation paid to those executive officers of Artesian Resources whose total direct remuneration exceeded $100,000 for the year ended December 31, 1998 is as follows:

                        Summary Compensation Table
                ANNUAL                                LONG TERM
             COMPENSATION                           COMPENSATION
                                                       Number of
Name and                                  Other       Securities     All
Principal       Year  Salary    Bonus     Annual      Underlying    Other
Position                                Compensation    Options  Compensation
                                                        Awarded

Dian C. Taylor, 1998 $165,585  $33,220    $13,475(3)     3,000    $13,180(4)
Chair, CEO &    1997 $154,600  $24,538(1) $17,341(3)     3,000    $10,808(4)
President       1996 $143,785  $ 9,648    $11,986(3)     8,000    $10,263(4)

David B. Spacht 1998 $108,308  $24,819    $ 2,100        3,000    $ 8,779(4)
Vice President, 1997 $100,500  $19,649(1) $   722        3,000    $11,278(4)
Treasurer &     1996 $ 94,604  $ 8,897(2) $   293        5,000    $ 9,582(4)
Chief Financial
Officer

Joseph A.       1998 $108,308  $23,979    $    83        3,000    $ 9,986(4)
DiNunzio        1997 $100,500  $17,625(1) $   349        3,000    $10,100(4)
Vice Pres. &    1996 $ 94,604  $ 3,893(2) $    37        5,000    $ 8,521(4)
Secretary

Bruce P.        1998 $ 90,308  $21,947    $ 1,612        3,000    $ 8,361(4)
Kraeuter        1997 $ 86,000  $17,070(1) $ 1,510        3,000    $ 8,791(4)
V.P. & Chief    1996 $ 81,615  $   524    $ 1,505        5,000    $ 7,367(4)
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


(3)  Includes $11,350 in 1998, $14,600 in 1997 and $11,750 in 1996 paid to
     Ms. Taylor as compensation for attendance at meetings of the Board and its committees.

(4) The Company contributes two percent of an eligible employee's gross earnings to the 401(k) Deferred Compensation Retirement Plan. In addition, employees can contribute up to fifteen percent, and the Company will match fifty percent of the first six percent of the employee's gross earnings. Ms. Taylor received $7,247, $7,277 and $7,622 in Company contributions to the 401(k) Deferred Compensation Retirement Plan in 1998, 1997, and 1996, respectively. Mr. Spacht received $3,254, $5,379 and $4,765 in Company contributions to the 401(k) Deferred Compensation Retirement Plan in 1998, 1997 and 1996, respectively. Mr. DiNunzio received $5,495, $5,377 and $4,732 in
     Company Contributions to the 401(k) Deferred Compensation Retirement Plan in 1998, 1997 and 1996 respectively. Mr. Kraeuter received $4,658, $4,644 and $4,099 in Company contributions to the 401(k) Deferred Compensation Retirement Plan in 1998, 1997 and 1996, respectively.
     In addition, effective October 1, 1994, the Company established a Supplemental 401(k) Retirement Plan. All employees hired before
     April 26, 1994 and under the age of sixty at that date are eligible for the Supplemental 401(k) Retirement Plan. Employees over the age of sixty waived participation in the plan in order to receive Company paid medical, dental and life insurance benefits upon retirement. Such benefits will not be provided by the Company to any other current or future employees. Contributions are made by the Company to the Supplemental 401(k) Retirement Plan based upon an eligible employee's years of service. Ms. Taylor received $5,933, $3,531 and $2,635 in Company contributions to the Supplemental 401(k) Retirement Plan in
     1998, 1997 and 1996, respectively. Mr. Spacht received $5,525, $5,889 and $4,817 in Company contributions to the Supplemental 401(k)
     Retirement Plan in 1998, 1997 and 1996, respectively. Mr. DiNunzio received $4,491, $4,722 and $3,788 in Company contributions to the Supplemental 401(k) Retirement Plan in 1998, 1997 and 1996, respectively. Mr. Kraeuter received $3,703, $4,128 and $3,269 in Company contributions to the Supplemental 401(k) Retirement Plan in 1998, 1997 and 1996, respectively.


           Option Grants in Last Fiscal Year
                                                      Potential Realizable
                                                        Value at Assumed
                                                        Annual Rates of
                                                          Stock Price
                                                       Appreciation for
Individual Grants                                        Option Term

  Name/
  Number of   % of Total
 Securities  Options      Market   Exercise
 Underlying  Granted to  Price on  or Base
 Options     Employees   Date of   Price per Expiration
  Granted     in Fiscal    Grant     Share      Date    0%($)  5%($)  10%($)
                 Year

Dian C. Taylor
 3,000 (1)      18.2%     $19.03    $17.128  05/27/08  $5,706 $41,610 $ 96,693

David B. Spacht
 3,000 (1)      18.2%     $19.03    $17.128  05/27/08  $5,706 $41,610 $ 96,693

Joseph A. DiNunzio
 3,000 (1)      18.2%     $19.03    $17.128  05/27/08  $5,706 $41,610 $ 96,693

Bruce P. Kraeuter
 3,000 (1)      18.2%     $19.03    $17.128  05/27/08  $5,706 $41,610 $ 96,693


(1) Option granted for Class A Stock under the 1992 Non-Qualified Stock Option Plan. These grants vest in six months following the date of grant.

The following table provides certain information concerning option exercises during 1998 by the Executive Officers named in the Summary Compensation Table and Year-End Option Values:

     Aggregated Option Exercises in Last Fiscal Year and
                 Fiscal Year End Option Values

                                   Number of Securities   Value of Unexercised
        Shares Acquired  Value    Underlying Unexercised      In-the-Money
Name     On Exercise(#) Realized($)  Options at Fiscal    Options at
                                         Year End(#)      Fiscal Year End($)
                                   Exercisable(1)/        Exercisable/
                                   Unexercisable(1)       Unexercisable
Dian C.
Taylor       ---           ---        11,000/3,000        $121,661/$35,625

David B.
Spacht       21(1)         $102        9,601/1,200        $104,898/$14,250

Joseph A.
DiNunzio     ---           ---         9,800/1,200        $107,411/$14,250

Bruce P.
Kraeuter     ---           ---         6,600/  900        $ 65,166/$10,688


(1)  Shares of Class A Non-Voting Common Stock.

     Outside directors receive an annual retainer fee of $3,200 paid in advance. Each director receives $800 for each board meeting attended, $350 for each committee meeting attended on the day of a regular board meeting and $700 for each committee meeting attended on any other day. The chair of each committee, who is also an outside Director, receives an annual retainer of $500.

     Artesian Resources has an Officer's Medical Reimbursement Plan which reimburses officers for certain medical expenses not covered under the Company's medical insurance plan.

     Artesian Resources has a Cash and Stock Bonus Compensation Plan for officers. The purpose of this Plan is to compensate the officers of Artesian Resources and Artesian Water, as appointed by the Board of Directors, for their contributions to the long-term growth and prosperity of the company in the form of cash or shares of the Class A Stock of Artesian Resources. Compensation in the form of a bonus of the Class A Stock of Artesian Resources also serves to increase their proprietary interest in the company.


Item 12 - Security Ownership of Directors, Executive Officers and Certain Other Beneficial Owners

     The following table sets forth the beneficial ownership of the equity securities of the Company for each director and nominee for director, each executive officer named in the Summary Compensation Table, each beneficial owner of more than 5% of the outstanding shares of any class of equity security, and all directors and executive officers as a group as of January 29, 1999, based in each case on information furnished to the Company.




                         BENEFICIAL OWNERSHIP (1)
                           CLASS A         CLASS B             7%
 NAME                      COMMON          COMMON          PREFERRED
                        NON-VOTING (2)       (2)              (2)


Dian C. Taylor
664 Churchmans Road
Newark, DE 19702 (3)   23,582    1.7%     49,683   9.7%     24

William H. Taylor, II
64 Welsh Tract Road
Suite 304
Newark, DE  19713       3,105              1,379            24

John R. Eisenbrey, Jr. (4)
626 Vance Neck Road
Middletown, DE 19709   15,312    1.1%     18,663   3.6%

Kenneth R. Biederman
14 Hayden Way
Newark, DE  19711      16,500    1.2%

William C. Wyer
1980 Superfine Lane
Apt. 501
Wilmington, DE 19802   15,000    1.1%

David B. Spacht  (5)
664 Churchmans Rd.
Newark, DE  19702      14,279    1.0%         81              31

Joseph A. DiNunzio
664 Churchmans Rd.
Newark, DE   19702     11,305                 45

Bruce P. Kraeuter
664 Churchmans Rd.
Newark, DE  19702      10,627

Ellis D. Taylor
212 Washington Avenue
Newport, DE  19804     24,165    1.8%     126,353   24.6%

Norman H. Taylor, Jr.
1597 Porter Rd
Bear, DE  19701         3,551              99,257   19.5%     24

Louisa Taylor Welcher (7)
219 Laurel Avenue
Newark, DE  19711       7,778              40,060    7.8%    188   1.7%

Hilda Taylor
4 East Green Valley Circle
Newark, DE  19711      35,736    2.6%      52,407   10.2%     41

Directors and Executive
 Officers as a Group
  (8 Individuals)     109,710    8.0%      69,851   13.6%     79   0.73%


(1) The nature of ownership consists of sole voting and investment power unless otherwise indicated. The amount also includes all shares issuable to such person upon the exercise of options held by such person to the extent such options are exercisable within 60 days of January 29, 1999. At January 29, 1999, Messrs. Eisenbrey, Jr., Biederman and Wyer each held options for 9,000 shares of Class A Stock under the 1992 Non-Qualified Stock Option Plan. Mr. William Taylor held options for 3,000 shares of Class A Stock under the 1992 Non-Qualified Stock Option Plan. Ms. Dian Taylor held options for 9,000 shares of Class A Stock under the 1992 Non-Qualified Stock Option Plan and for 2,000 shares of Class A Stock under the Incentive Stock Option Plan. Mr. Spacht held options for 8,894 shares of Class A Stock under the 1992 Non-Qualified Stock Option Plan and for 707 shares of Class A Stock under the Incentive Stock Option Plan. Mr. DiNunzio held options for 9,000 shares of Class A Stock under the 1992 Non-Qualified Stock Option Plan and for 800 shares of Class A Stock under the Incentive Stock Option Plan.
     Mr. Kraeuter held options for 6,000 shares of Class A Stock under the 1992 Non-Qualified Stock Option Plan and for 600 shares of Class A Stock exercisable under the Incentive Stock Option Plan.

(2) The percentage of the total number of shares of the class outstanding is shown where that percentage is one percent or greater. Percentages for each person are based on the aggregate number of shares of the applicable class outstanding as of January 29, 1999, and all shares issuable to such person upon the exercise of options held by such person, to the extent such options are exercisable within 60 days of that date.

(3) Includes 698 shares of Class A Stock held in the Company's 401(k) Deferred Compensation Retirement Plan.

(4) Includes 334 shares of Class B Stock owned by a trust of which Mr. Eisenbrey, Jr. is a trustee and in which he has a beneficial ownership interest.

(5) Includes 134 shares of Class A Stock held in the Company's 401(k) Deferred Compensation Retirement Plan.

(6) Includes 691 shares of Class B Stock and 151 shares of Class A Stock owned by Mr. Taylor's wife for which Mr. Taylor disclaims beneficial ownership.

(7) Includes 62 shares of Class B Stock held jointly by Ms. Welcher's husband and son, 11 shares of Class B Stock held by Ms. Welcher's son, 13 shares of 7% Preferred Stock held by Ms. Welcher's son, 119 shares of Class A Stock held by Ms. Welcher's husband and 311 shares of Class A Stock held by Ms. Welcher's son, for which Ms. Welcher disclaims beneficial ownership.




SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on its review of the copies of beneficial ownership statements received by it, or written representations from certain reporting persons that no beneficial ownership statements were required for those persons, the Company believes that during 1998 all beneficial ownership statements under Section 16(a) of the Securities Exchange Act of 1934, as amended, which were required to be filed by executive officers and directors of the Company in their personal capacities were filed in a timely manner.


Item 13 - Certain Relationships and Related Transactions

     Artesian Water rents an office building and shop complex at an average annual rental of $180,000 from White Clay Realty, a partnership which includes, among others, Ellis D. Taylor, Dian C. Taylor, Louisa Welcher and a trust in which John R. Eisenbrey, Jr. is one of the trustees and in which he has a beneficial interest. The lease expires in 2002, with provisions for renewals for two five-year periods thereafter. Artesian Water may terminate the lease at any time by purchasing the leased facilities for (1) an amount equal to the sum of any mortgage on such facilities and any accrued rental to date or (2) its fair market value, whichever is higher. Management believes that payments made to White Clay Realty are generally comparable to what would be paid to unaffiliated parties for similar facilities.

     Artesian Water leases certain parcels of land for water production wells from Glendale Enterprises Limited, a company wholly-owned by Ellis D. Taylor. These water production wells provide a portion of Artesian Water's source of supply. The initial term of the lease was for the ten years ended September 30, 1995 with automatic year-to-year renewal thereafter unless sixty days' written notice is given by either party prior to the end of the lease year. The annual rental was $44,000 in 1998 and is adjusted each year by the Consumer Price Index as of June 30 of the preceding year. Artesian Water has the right to terminate this lease by providing sixty days' written notice to Glendale Enterprises should water supply be exhausted or other conditions beyond the control of Artesian Water materially and adversely affect its interest in the lease.

     The terms of transactions with related parties are determined on a basis that management believes is comparable to terms which could be negotiated with non-affiliates.


Item 14 - Exhibits, Financial Statements Schedules, and Reports on Form 8-K

                                                                   Page(s)*
a)  The following documents are filed as part of this report:

     (1)  Financial Statements:

          Consolidated Balance Sheets at December 31, 1998 and 1997    17

          Consolidated Statements of Operations for the three years
               ended December 31, 1998                                 18

          Consolidated Statements of Cash Flows for the three years
               ended December 31, 1998                                 19

          Consolidated Statements of Changes in Stockholders' Equity
                for the three years ended December 31, 1998          20-22

          Schedules Accompanying Financial Statements                  23

          Notes to Consolidated Financial Statements                 24-39

          Reports of Independent Accountants                          40

     (2)  Financial Statement Schedule:

          Reports of Independent Accountants on
            Financial Statement Schedule                               52

          Schedule V:  Valuation and Qualifying Accounts               58

*  Page number shown refers to page number in this Report on Form 10-K.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


     (3) Exhibits: The Exhibits listed in the accompanying Index to Exhibits on Page 49 are filed as part of, or incorporated by reference into, this Form 10-K Annual Report.

(b)  Reports on Form 8-K.

     During the last quarter of the period covered by this Report on Form 10-K, Artesian Resources filed no reports on Form 8-K


                            SIGNATURES

                  ARTESIAN RESOURCES CORPORATION

Date:   2/11/99               By:    David B. Spacht /s/

                         David B. Spacht, Vice President, Chief Financial
                              Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Signature                Title                    Date

Principal Executive Officer:
 Dian C. Taylor   /s/
Dian C. Taylor          President and Chief Executive Officer   2/11/99


Principal Financial and Accounting Officer:
David B. Spacht  /s/
David B. Spacht         Vice President, Chief Financial Officer 2/11/99
                                and Treasurer

Directors:

Dian C. Taylor  /s/
Dian C. Taylor

William H. Taylor, II.  /s/
William H. Taylor, II.

Kenneth R. Biederman /s/
Kenneth R. Biederman

William C. Wyer  /s/
William C. Wyer

John R. Eisenbrey, Jr.  /s/
John R. Eisenbrey, Jr.



                 ARTESIAN RESOURCES CORPORATION
                    FORM 10-K ANNUAL REPORT
                  YEAR ENDED DECEMBER 31, 1998

                       INDEX TO EXHIBITS

Exhibit Number           Description
  3    Articles of Incorporation and By-Law

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

10   Material Contracts

       (10.1) Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan, as amended, filed herewith.

       (10.2) Lease dated as of March 1, 1972 between White Clay Realty Company and Artesian Water Company, Inc. incorporated by reference to the exhibit filed with Artesian Resources Corporation Registration Statement on Form 10 filed April 30, 1990 and as amended by Form 8 filed on June 19, 1990.

       (10.3) Artesian Resources Corporation Cash and Stock Bonus Compensation Plan for Officers incorporated by reference to the exhibit filed with the Artesian Resources Corporation Form
               10-K for the year ended December 31, 1993.

       (10.4) Artesian Resources Corporation Incentive Stock Option Plan incorporated by reference to the exhibit filed with the Artesian Resources Corporation Annual Report on Form 10-K for the year ended December 31, 1995.


     11   Statement Re: Computation of Net Income per Common Share        56

     21   Subsidiaries of the Company as of December 31, 1998             56

     27   Financial Data Schedule                                         57








REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of Artesian Resources Corporation:

     Our audits of the consolidated financial statements referred to in our report dated February 5, 1999 appearing on page 40 of this Annual Report on Form 10-K also included audits of the Financial Statement Schedule for the years ended December 31, 1998, 1997, and 1996 listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule for the years ended December 31, 1998, 1997, and 1996 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                                    KPMG LLP


Wilmington, Delaware
February 5, 1999

EXHIBIT 10 AMENDED AND RESTATED ARTESIAN RESOURCES CORPORATION 1992 NON-QUALIFIED STOCK OPTION PLAN

1. Purpose. The purpose of this Plan is to provide an opportunity for selected Artesian Resources Corporation ("the Company") Directors, Officers, (as defined in Rule 16a-1 promulgated under the Securities Exchange Act 1934) and other key personnel to develop or increase their proprietary interest in the long-term growth and prosperity of the Company through stock ownership; and to aid the Company in attracting, retaining and motivating employees, Officers and Directors of outstanding abilities.

2. Administration. The Plan shall be administered by a Stock Option Committee ("Committee") consisting of not less than three members who shall be appointed annually by the Board of Directors of the Company. Any Committee Member may be removed by a majority vote of the Board. Subject to the provisions hereof, the Committee shall determine which persons shall be granted options under this Plan, the number of shares subject to each option, and the price of such shares at the time each option is granted. The Committee shall be vested with full authority to make, administer, and interpret such rules and regulations as it deems necessary to administer the Plan, and any determination, decision or action of the Committee in connection with the construction, interpretation, administration, or application of the Plan shall be final, conclusive, and binding upon all Participants under the Plan and any and all persons claiming under or through any such Participant. The provisions of Section 5(b) are intended to operate automatically and not require administration. However, to the extent that administrative determinations are required, the provisions of Section 5(b), shall be made by the members of the Board who are not eligible to receive grants under Section 5(b), but in no event shall such determinations affect the eligibility of options, the determination of the exercise price, the timing of the grants or the number of shares subject to Stock Options granted hereunder or otherwise cause the Plan, insofar as it relates to non-employee Directors, to fail to satisfy the conditions of Rule 16b-3(c)(ii) under the Exchange Act.

3.  Deleted by Amendment 1996-1.

4.  Stock.

    (a) The shares to be sold under this Plan shall be shares of the Company's Class A Non-voting Common Stock, $1.00 par value per share, and may be either authorized and unissued or held in the treasury of the Company. The maximum number of shares that shall be made available for options under this Plan shall be 250,000 (Amendment 1998-1 effective as of March 2, 1998) shares, subject to adjustment upon changes in capitalization of the Company as provided in Paragraph 10. The maximum aggregate number of shares of company stock that shall be subject to options under the Plan to any single individual during the term of the Plan shall be 50% of the aggregate number of shares specified in the preceding sentence.

    (b) None of the rights or privileges of a shareholder of Artesian Resources Corporation shall exist with respect to shares purchased under this Plan unless and until such shares shall have been issued and delivered.

    (c) Shares to be delivered will be registered in the name of the Participant, or, if so directed by written notice to the Company at the time of option exercise, in the names of the Participant and one other such person as he may designate, as joint tenants with rights of survivorship, to the extent permitted by applicable law.

    (d) The maximum number of shares which may be granted, other than Directors and Officers, shall be 1,000 shares per grant request.

5.  Award of Options.

    (a) Each Participant, other than an Officer or Director, shall be awarded an option to purchase such number of shares of the Class A Non-voting Common Stock of the Company as the Committee shall determine. The term of such option shall not exceed one year from the date of the grant.

    (b) Any Director or Officer that participates in the Plan, in accordance with the limitation in Paragraph 3, shall be awarded a grant of 3,000 shares. The term of such option shall be ten years from the date of grant. Notwithstanding any other provision of the Plan, this Section 5(b) may not be amended more than once every six months, other than to comport with changes in the Code, ERISA or the rules thereunder.

6.  Price.

    (a) For all Participants other than Directors and Officers, the option price shall be determined by the Committee on the date of the grant, but in no event shall be less than 85% of the fair market value on the date of grant. For purposes of this paragraph, the fair market value shall be the mean between the highest and the lowest quoted selling price of the stock on the date of grant, or in the event that there are not sales, the fair market value shall be the mean between the quoted bid and asked price on that date.

    (b) The option price for Directors and Officers shall be 90% of the fair market (fair market value having the same meaning as stated above) on the date of the grant.

7. Exercise of Option. Each option granted under this Plan shall not be exercisable unless and until the Participant to whom such option has been granted has completed six (6) months of service to the Company after the date on which the option was granted and the Participant shall have at least one (1) year of service to the Company. Participants may elect to have the option price withheld through payroll deductions and may, at any time, discontinue or reduce those withholdings upon written request, and may receive a cash payment equal to accumulated deductions.

8.  Conditions.

    (a) At the time of the exercise of any option or portion thereof, the Participant shall represent to the company, in writing, that at the time of the exercise, it is his then intention to acquire the stock for investment and not with a view of distributing the stock. No shares shall be issued to such Participant unless and until the Company is satisfied with the correctness of such representation.

    (b) No option granted under the Plan shall be transferable otherwise than by will or the laws of descent and distribution, and each option may be exercised, during the lifetime of the Participant, only by him.

    (c) The Committee may require that, as a condition of the option grant, the Participant agree to be bound by a covenant not to compete and/or a confidentiality agreement with the Company containing such terms as the Committee and/or the Board shall deem advisable.

9.  Effect of Termination of Employment or Death.

    (a) This Plan is exempt from provisions under "ERISA". If the employment of a Participant terminates (or in the case of a Director, he ceases to be a Director), otherwise than by death or retirement, all his rights under the option shall lapse. Nothing in the Plan or in any option granted under it shall confer any right to continue in the employ of the Company or interfere in any way with the right of the Company to terminate any employment at any time.

    (b) In the event that the Participant shall retire on or after attaining normal retirement age or shall retire at any time with the consent of the Company, the option may be exercised within three months after such retirement, but only with respect to the number of shares that he was entitled to purchase on the date of his retirement.

    (c) In the event of the death of a Participant, the option theretofore granted to him may be exercised by the person or persons to whom his rights under the option shall pass by will or by the laws of descent and distribution, at time within nine months after the death, but only with respect to the number of shares such Participant was entitled to purchase at the date of his death.

10. Changes in Capitalization. If any option granted under the Plan is exercised subsequent to any stock dividend, split-up, spin-off, recapitalization, merger, consolidation, exchange of shares, or the like, occurring after such option has been granted, as a result of which shares of any class shall be issued in respect of the outstanding shares, or shares shall be changed into the same or a different number of the same or another class or classes, the number of shares to which such option shall be applicable and the option price for such shares shall be appropriately adjusted by the Company.

11. Governmental Regulations. The Company's obligation to sell and deliver Artesian Resources Corporation stock under this Plan is subject to the approval of any governmental authority in connection with the authorization, issuance or sale of such stock.

12. Amendment or Termination. The Board of Directors of the Company may at any time terminate or amend the Plan provided that Paragraph 5(b) shall not be amended more than once every six (6) months, other than to comport with changes in the Internal Revenue Code, ERISA or the rules thereunder. No such termination shall affect options previously granted, nor may an amendment make any change in any option theretofore granted which would adversely affect the rights of any Participant.

     As amended February 26, 1996, by the Board of Directors and approved April 30, 1996, by shareholders.

     As amended March 2, 1998 by the Board of Directors and approved May 6, 1998, by shareholders.






EXHIBIT 11

                 ARTESIAN RESOURCES CORPORATION
           COMPUTATION OF NET INCOME PER COMMON SHARE



                                     For the Twelve Months Ended December 31,
                                      1998            1997            1996
Earnings
  Income Applicable to
    Common Stock                   $2,638,468      $1,892,330      $1,554,157

Shares
  Weighted average number of
    Shares outstanding
      Basic                         1,795,719       1,762,374       1,508,744
      Diluted                       1,816,391       1,774,994       1,515,313

Net Income per Common Share
      Basic                        $     1.47      $     1.07      $     1.03
      Diluted                      $     1.45      $     1.07      $     1.03





EXHIBIT 21

    ARTESIAN RESOURCES CORPORATION AND SUBSIDIARY COMPANIES

                 Subsidiaries of the Registrant

     The following list includes the Registrant and all of its subsidiaries as of December 31, 1998. The voting stock of each company shown is owned, to the extent indicated by the percentage, by the company immediately above which is not indented to the same degree. All subsidiaries of the Registrant appearing in the following table are included in the consolidated financial statements of the Registrant and its subsidiaries.


                                        State of     Percentage of Voting
Name of Company                       Incorporation      Stock Owned

Artesian Resources Corporation          Delaware
  Artesian Water Company, Inc.          Delaware             100
    Southwood Company                 Pennsylvania           100
  Artesian Development, Corporation     Delaware             100
  Artesian Wastewater Management, Inc.  Delaware             100
    AquaStructure Delaware, L.L.C.      Delaware              33 1/3









EXHIBIT 27 - FINANCIAL DATA SCHEDULE

     This schedule contains summary financial information extracted from the consolidated balance sheets, consolidated statements of income and the consolidated statement of cash flows from the Company's December 31, 1998 Form 10-K and is qualified in its entirety by reference to such financial statements.

[/LEGEND]

[PERIOD-TYPE]                                 3-MOS                  12-MOS
[FISCAL-YEAR-END]                          DEC-31-1998             DEC-31-1998
[PERIOD-END]                               DEC-31-1998             DEC-31-1998
[BOOK-VALUE]                                  PER-BOOK                PER-BOOK
[TOTAL-NET-UTILITY-PLANT]                  109,780,000             109,780,000
[OTHER-PROPERTY-AND-INVEST]                    280,000                 280,000
[TOTAL-CURRENT-ASSETS]                       5,559,000               5,559,000
[TOTAL-DEFERRED-CHARGES]                     3,757,000               3,757,000
[OTHER-ASSETS]                                       0                       0
[TOTAL-ASSETS]                             119,376,000             119,376,000
[COMMON]                                     1,804,000               1,804,000
[CAPITAL-SURPLUS-PAID-IN]                   18,073,000              18,073,000
[RETAINED-EARNINGS]                          7,785,000               7,785,000
[TOTAL-COMMON-STOCKHOLDERS-EQ]              27,662,000              27,662,000
[PREFERRED-MANDATORY]                          500,000                 500,000
[PREFERRED]                                    272,000                 272,000
[LONG-TERM-DEBT-NET]                        32,000,000              32,000,000
[SHORT-TERM-NOTES]                           7,704,000               7,704,000
[LONG-TERM-NOTES-PAYABLE]                            0                       0
[COMMERCIAL-PAPER-OBLIGATIONS]                       0                       0
[LONG-TERM-DEBT-CURRENT-PORT]                        0                       0
[PREFERRED-STOCK-CURRENT]                      100,000                 100,000
[CAPITAL-LEASE-OBLIGATIONS]                     53,000                  53,000
[LEASES-CURRENT]                                43,000                  43,000
[OTHER-ITEMS-CAPITAL-AND-LIAB]              51,042,000              51,042,000
[TOT-CAPITALIZATION-AND-LIAB]              119,376,000             119,376,000
[GROSS-OPERATING-REVENUE]                    6,452,000              25,466,000
[INCOME-TAX-EXPENSE]                           421,000               1,808,000
[OTHER-OPERATING-EXPENSES]                   4,579,000              17,990,000
[TOTAL-OPERATING-EXPENSES]                   5,000,000              19,799,000
[OPERATING-INCOME-LOSS]                      1,452,000               5,667,000
[OTHER-INCOME-NET]                              26,000                 215,000
[INCOME-BEFORE-INTEREST-EXPEN]               1,478,000               5,882,000
[TOTAL-INTEREST-EXPENSE]                       847,000               3,162,000
[NET-INCOME]                                   631,000               2,720,000
[PREFERRED-STOCK-DIVIDENDS]                     20,000                  82,000
[EARNINGS-AVAILABLE-FOR-COMM]                  611,000               2,638,000
[COMMON-STOCK-DIVIDENDS]                       439,000               1,740,000
<TOTAL-ANNUAL-INTEREST-ON-ALL-BONDS>         2,677,000               2,677,000
[CASH-FLOW-OPERATIONS]                       3,128,000               7,407,000
[EPS-PRIMARY]                                     0.34                    1.47
[EPS-DILUTED]                                     0.33                    1.45