Form 10-Q
period 1999-03-31
ARTESIAN RESOURCES CORP
filed 1999-05-07
CIK 863110

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                     or

__ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transaction period from      to
Commission file number 0-18516

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

    As of April 26, 1999, 1,623,658 shares and 514,154 shares of Class A Non-Voting Common Stock and Class B Common Stock, respectively, were outstanding.

                        ARTESIAN RESOURCES CORPORATION

                             INDEX TO FORM 10-Q

Part I - Financial Information:                                    Page(s)

    Item 1 - Financial Statements

         Consolidated Balance Sheet -
         March 31, 1999 and December 31, 1998                        2

         Consolidated Statement of Income for
         the quarters ended March 31, 1999 and 1998                  3

         Consolidated Statement of Retained Earnings
         for the quarters ended March 31, 1999 and 1998              4

         Consolidated Statement of Cash Flows for the
         quarters ended March 31, 1999 and 1998                      4

         Notes to the Consolidated Financial Statements             5-8

    Item 2 - Management's Discussion and Analysis of
             Results of Operations and Financial Condition          8-12

    Item 3 - Quantitative and Qualitative Disclosures about
             Market Risk                                            12


Part II - Other Information:

    Item 1 - Legal Proceedings                                      12

    Item 2 - Changes in Securities                                  12

    Item 3 - Defaults Upon Senior Securities                        12

    Item 4 - Submission of Matters to a Vote of
             Security Holders                                       12

    Item 5 - Other Information                                      12

    Item 6 - Exhibits and Reports on Form 8-K                      12-15

    Signatures                                                      15



Part I - Financial Information
Item I - Financial Statements
                        ARTESIAN RESOURCES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                              (In thousands)
                                            Unaudited
                                          March 31, 1999     December 31, 1998
ASSETS
Utility plant, at original cost
  less accumulated depreciation              $112,961            $109,780
Current assets
  Cash and cash equivalents                       136                 114
  Accounts receivable, net                      1,858               1,968
  Unbilled operating revenues                   1,792               1,981
  Materials and supplies-at cost
    on FIFO basis                                 635                 617
  Prepaid property taxes                          277                 552
  Prepaid expenses and other                      316                 327
                                                5,014               5,559

Other assets
  Non-utility property (less accumulated
    depreciation 1999-$146;1998-$152)             278                 280
  Other deferred assets                         1,169               1,071
                                                1,447               1,351
Regulatory assets, net                          2,588               2,686
                                             $122,010            $119,376
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
  Common stock                               $  1,813            $  1,803
  Additional paid-in capital                   18,244              18,073
  Retained earnings                             7,673               7,785
  Preferred stock                                 272                 272
    Total stockholders' equity                 28,002              27,933
Preferred stock-mandatorily redeemable,
  net of current portion                          400                 500
Long-term debt, net of current portion         32,041              32,053
                                               60,443              60,486

Current liabilities
  Notes payable                                10,468               7,704
  Current portion of long-term debt                43                  43
  Current portion of mandatorily
    redeemable preferred stock                    100                 100
  Accounts payable                              2,587               3,148
  Overdraft payable                               688                 635
  State and federal taxes                         267                 ---
  Deferred income taxes                            77                 190
  Interest accrued                                916                 940
  Customer deposits                               392                 388
  Dividends payable                                18                 ---
  Other                                         1,060                 903
                                               16,616              14,051
Deferred credits and other liabilities
  Net advances for construction                18,311              18,337
  Postretirement benefit obligation             1,605               1,627
  Deferred investment tax credits                 988                 994
  Deferred income taxes                         1,582               1,471
                                               22,486              22,429
Net contributions in aid of construction       22,465              22,410
                                             $122,010            $119,376

See notes to the consolidated financial statements.

                        ARTESIAN RESOURCES CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                   Unaudited
               (In thousands, except share and per share amounts)
                                                     For the Quarter
                                                     Ended March 31,
                                                1999               1998
OPERATING REVENUES
  Water sales                                $  5,856            $ 5,548
  Other utility operating revenue                  82                 73
                                                5,938              5,621
OPERATING EXPENSES
  Utility operating expenses                    3,525              3,365
  Non-utility operating expenses                    6                  5
  Related party expenses                           57                 57
  Depreciation and amortization                   532                606
  State and federal income taxes                  264                217
  Property and other taxes                        390                377
                                                4,774              4,627

OPERATING INCOME                                1,164                994
ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION       26                 49
OTHER INCOME (EXPENSE)                             13                 16
INCOME BEFORE INTEREST CHARGES                  1,203              1,059

INTEREST CHARGES                                  808                732

NET INCOME                                   $    395            $   327
DIVIDENDS ON PREFERRED STOCK                       19                 22
NET INCOME APPLICABLE TO COMMON STOCK        $    376            $   305

INCOME PER COMMON SHARE:
  Basic                                      $   0.21            $   .17
  Diluted                                    $   0.20            $   .17

CASH DIVIDEND PER COMMON SHARE               $   0.26            $  0.23

AVERAGE COMMON SHARES OUTSTANDING
  Basic                                     1,810,280          1,787,687
  Diluted                                   1,843,913          1,803,211

                 CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                Unaudited
                              (In thousands)
                                                    For the Quarter
                                                    Ended March 31,
                                                1999               1998
Balance, beginning of period                 $  7,785           $  6,887
Net income                                        395                327
                                                8,180              7,214

Dividends                                         507                454
Balance, end of period                       $  7,673           $  6,760
See Notes to the Consolidated Financial Statements.

                       ARTESIAN RESOURCES CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                  Unaudited
                                (In thousands)
                                                      For the Quarter
                                                      Ended March 31,
                                                1999               1998

CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                   $    395           $    327
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                 514                568
    Deferred income taxes, net                     (1)                (4)
    Allowance for funds used during construction  (25)               (49)
Changes in Assets and Liabilities:
    Accounts receivable                           110               (150)
    Unbilled operating revenue                    189                257
    Materials and supplies                        (18)               (27)
    State and federal income taxes                267                225
    Prepaid property taxes                        275                259
    Prepaid expenses and other                     10               (117)
    Other deferred assets                         (98)                33
    Regulatory assets                              98                 15
    Postretirement benefit obligation             (22)               (14)
    Accounts payable                             (567)               622
    Interest accrued                              (25)               (10)
    Customer deposits and other, net              162                394

NET CASH PROVIDED BY OPERATING ACTIVITIES       1,264              2,329

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (net of AFUDC)          (3,470)            (4,219)
  Proceeds from sale of assets                      5                  3

NET CASH USED IN INVESTING ACTIVITIES          (3,465)            (4,216)

CASH FLOW FROM FINANCING ACTIVITIES
  Net borrowings under line of credit agreement 2,764              1,983
  Overdraft payable                                54                 90
  Net advances and contributions in aid
    of construction                              (173)               331
  Proceeds from issuance of common stock          179                204
  Dividends                                      (489)              (434)
  Principal payments under capital
    lease obligations                             (12)               (11)
  Retirement of preferred stock                  (100)              (112)

NET CASH PROVIDED BY FINANCING ACTIVITIES       2,223              2,051

NET INCREASE IN CASH AND CASH EQUIVALENTS          22                164
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  114                146
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $    136            $   310
Supplemental Disclosures of Cash Flow Information:
  Interest paid                              $    775            $   734
  Income taxes paid                          $      1            $   ---

See Notes to the Consolidated Financial Statements.


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

    The unaudited financial statements of Artesian Resources Corporation and its wholly-owned subsidiaries (the Company or Artesian Resources), including its principal operating company, Artesian Water Company, Inc. (Artesian Water), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K. The accompanying consolidated financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Company's financial position and results of operations. The results of operations for the quarter ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.


NOTE 2 - REGULATORY ASSETS

    Certain expenses, which are recoverable through rates as permitted by the State of Delaware Public Service Commission (PSC), are deferred and amortized during future periods using various methods. Expenses related to rate proceedings are amortized on a straight-line basis over a period of two to five years. The post retirement benefit obligation, which is being amortized over twenty years is adjusted for the difference between the net periodic post retirement benefit costs and the cash payments. The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customer reverse. Regulatory assets, net of amortization, comprise:

                                       March 31, 1999     December 31, 1998
                                                (in thousands)

Postretirement benefit obligation         $1,605                $1,627
Deferred income taxes recoverable
  in future rates                            691                   695
Expense of rate proceedings                  292                   364
                                          $2,588                $2,686


NOTE 3 - NON-UTILITY OPERATING EXPENSES


    On December 19, 1996, Artesian Wastewater Management, Inc. (Artesian Wastewater) was created as an additional non-regulated subsidiary of Artesian Resources. Artesian Wastewater plans to provide wastewater treatment services in Delaware. On March 12, 1997, Artesian Wastewater became a one-third owner in AquaStructure Delaware, L.L.C.,which intends to develop and market various proposals to provide wastewater treatment services. No operations have occurred under Artesian Wastewater for 1999 and 1998.

NOTE 4 - RELATED PARTY TRANSACTIONS

     The office building and shop complex utilized by Artesian Water are leased at an annual rental of $180,000 from a partnership, White Clay Realty, in which certain of Artesian Resources' officers and directors are partners. The lease expires in December, 2002, with provisions for renewals for two five-year periods thereafter. Management believes that the payments made to White Clay Realty for the lease of its office building and shop complex are comparable to what Artesian Water would have to pay to unaffiliated parties for similar facilities.

    Artesian Water leases certain parcels of land for water production wells from Glendale Enterprises Limited, a company wholly-owned by Ellis D. Taylor, Chairman Emeritus of Artesian Resources, at an annual rental of $45,000. Renewal of the Lease is automatic from year to year unless 60 days written notice is given by either party before the end of the year's lease. The annual rental is adjusted each year by the consumer price index as of June 30 of the preceding year. Artesian Water has the right to terminate this lease by giving 60 days' written notice should the water supply be exhausted or other conditions beyond the control of Artesian Water materially and adversely affect its interest in the lease.

    Expenses associated with related party transactions are as follows:

                                            For the Quarter Ended
                                                   March 31,
                                             1999             1998
                                                 (in thousands)

         White Clay Realty                   $ 46             $ 46
         Glendale Enterprises                  11               11
                                             $ 57             $ 57


NOTE 5 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

     Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and potentially dilutive effect of employee stock options. The following table summarizes the shares used in computing basic and diluted net income per share:

                                                             For the Quarter
                                                             Ended March 31,
                                                           1999          1998
                                                             (in thousands)
       Average common shares outstanding during
         the period for Basic computation                 1,810          1,788
       Dilutive effect of employee stock options             34             15
       Average common shares outstanding during
         the period for Diluted computation               1,844          1,803

     Equity per common share was $15.30 and $14.74 at March 31, 1999 and 1998, respectively. These amounts were computed by dividing common stockholders' equity, excluding preferred stock, by the number of shares of common stock outstanding on March 31, 1999 and 1998, respectively.

NOTE 6 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, FASB issued Statement of Financial Account Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and hedging activities. The Company plans to adopt this statement effective January 1, 2000. The adoption of this statement will not have a material impact on our financial condition or results of operations.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement is effective for financial statements for fiscal year beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The Company implemented this statement in the first quarter of 1998 and it did not have a material impact on our financial condition or results of operations.

NOTE 7 - RATE PROCEEDINGS

     On April 30, 1999, Artesian Water filed a petition with the Delaware Public Service Commission to implement new rates to meet a requested increase in revenue of approximately 10.35%, or $2.7 million on an annualized basis. Artesian Water is permitted to collect a temporary increase not in excess of $2.5 million on an annualized basis, under bond, until the level of permanent rates are decided by the Delaware Public Service Commission. Such temporary rates will become effective on or about June 30, 1999.

NOTE 8 - SUBSEQUENT EVENT

     On May 4, 1999, we purchased from Ellis and Helena Taylor 24,165 shares of
Class A Non-Voting Common Stock for $604,125 and 126,353 shares of Class B Common Stock for $3,845,875, subject to certain upward adjustments based upon increases in our book value per common share, payable in equal quarterly installments over a four year period and bearing interest at a rate equal to the amount that the sellers would have received in dividends on the shares as to which the principal amount has not yet been paid. We anticipate that this obligation will be financed by our cashflow from operations and external sources including our short-term lines of credit.


ITEM 2
ARTESIAN RESOURCES CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1999

RESULTS OF OPERATIONS

Overview

     Artesian Water, our principal subsidiary, is the oldest and largest regulated public water utility in the State of Delaware and has been providing water within the state since 1905. We distribute and sell water to residential, commercial, industrial, governmental, municipal and utility customers throughout Delaware. As of March 31, 1999, we had approximately 61,000 metered customers and served a population of approximately 200,000, representing approximately 27% of Delaware's total population. We believe that we have a reputation for providing water and service of superior quality to our customers.

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

Operating Revenues

     We realized 98.6% of our total revenue in the first quarter of 1999 from the sale of water. Water sales revenue increased $308,000 or 5.6%, for the quarter ended March 31, 1999 compared to the first quarter of 1998. The increase was primarily due to a rate increase placed in effect the second quarter of 1998, and to a 2.2% increase in the number of customers served. Usage per customer increased slightly for the quarter ended March 31, 1999 as compared to the first quarter of 1998.

Operating Expenses

     Operating and maintenance expenses increased $161,000, or 4.7%, primarily due to increased payroll and related expenses. The ratio of operating and maintenance expense to total revenue was 60.3% for the quarter ended March 31, 1999, compared to 60.9% for the same period in 1998. Payroll and related expenses increased $135,000, or 7.0%, primarily due to the addition of new employees and increases in annual merit and incentive compensation and an approximately 20% increase in medical insurance premiums effective beginning the third quarter of 1998. Purchased water expense decreased $49,000, or 8.0%, due to increased pumpage of self-supplied water, and to the expiration of one of two contracts with the City of Wilmington which required mandatory minimum purchase obligations.

     Depreciation and amortization expense decreased $74,000, or 12.2%, due to the lower book depreciation rates approved in our last rate case. Income tax expense increased $47,000, or 21.7%, reflecting our increased profit-ability in the first quarter of 1999. Our total effective income tax rate for the first quarter of 1999 was 40.1% compared to 39.9% for 1998.

Interest Charges

     Interest charges increased $76,000, or 10.4%, primarily due to increased borrowings on our lines of credit incurred to finance investment in utility plant.

Net Income

     For the quarter ended March 31, 1999, our net income applicable to common stock increased by $71,000, or 23.3%, compared to the same period in 1998. The increase in net income was primarily due to a rate increase placed in effect in the second quarter of 1998, the addition of new customers, and a slight increase in usage per customer. Net income also increased as a result of our cost control programs.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of liquidity for the first quarter of 1999 were $2.8 million borrowed on our short-term lines of credit and $1.3 million provided by cash flow from operating activities. Cash flow from operating activities was primarily provided by our utility operations, and is impacted by operating and maintenance expenses, the timeliness and adequacy of rate increases and weather conditions.

     We rely on our sources of liquidity for investments in our utility plant and systems and to meet our various payment obligations. We currently estimate that our aggregate investments in our utility plant and systems for the remainder of 1999 will be approximately $12.0 million. These investments will be financed by our operations and short-term borrowings under our revolving credit agreements. Our total obligations related to dividend and sinking fund payments on preferred stock, interest payments on indebtedness, rental payments and water service interconnection agreements for the remainder of 1999 are anticipated to be approximately $4.2 million and will be financed with cashflow from our operating activities.


     On May 4, 1999, we purchased from Ellis and Helena Taylor 24,165 shares of Class A Non-Voting Common Stock for $604,125 and 126,353 shares of Class B Common Stock for $3,845,875, subject to certain upward adjustments based upon increases in our book value per common share, payable in equal quarterly installments over a four year period and bearing interest at a rate equal to the amount that the sellers would have received in dividends on the shares as to which the principal amount has not yet been paid. We anticipate that this obligation will be financed by our cashflow from operations and external sources including our short-term lines of credit.

     Developer advances and contributions in aid of construction are used for the installation of mains and hydrants in new developments. An additional $2.1 million of capital expenditures will be financed by developers during the remainder of 1999.

     At March 31, 1999, we had a working capital deficit of $11.6 million mainly due to borrowings on our lines of credit incurred to finance investment in utility plant.

     At March 31, 1999, Artesian Water had lines of credit with three separate financial institutions totaling $35.0 million to meet its temporary cash requirements. These revolving credit facilities are unsecured. As of March 31, 1999, we had $24.5 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate plus 1.0% or the bank's federal funds rate plus 1.0%, at our discretion. All the facilities are reviewed annually by each bank for renewal.

     On April 13, 1999, Artesian Resources issued 325,000 shares of Class A Non-Voting Common Stock at $25.00 per share in an underwritten public offering, and the net proceeds of approximately $7.6 million were used to reduce Artesian
Water's borrowing on the lines of credit incurred to finance investment in utility plant. As of April 30, 1999 $4.0 million was drawn on the lines of credit.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

     We are completing our Year 2000 compliance program in the normal course of business and do not anticipate a material impact on our business, results of operations, liquidity or capital resources. As a result of our corporate automation plan developed in 1994, we capitalized $395,000 during the year ended December 31, 1998 on new computer software and hardware, some of which replaced software and hardware which was not Year 2000 compliant.
No capital expenditures for computer software and hardware were made during the first quarter of 1999, and we do not anticipate any significant capital expenditures for the remainder of 1999 for the purpose of achieving Year 2000 compliance.

CAUTIONARY STATEMENT

     Statements in this Quarterly Report on Form 10-Q which express our "belief", "anticipation" or "expectation", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors, such as competitive market pressures, material changes in demand from larger customers, changes in weather, availability of labor, failure of critical suppliers to meet Year 2000 compliance, changes in government policies and changes in economic conditions, could cause results to differ materially from those in the forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     On April 30, 1999, Artesian Water filed a petition with the PSC to implement new rates to meet an increased revenue requirement of approximately 10.35%, or $2.7 million on an annualized basis. Artesian Water is permitted to collect a temporary increase not in excess of $2.5 million on an annualized basis, under bond, until permanent rates are approved by the PSC. Such temporary rates will become effective on or about June 30, 1999.

     There are no other material legal proceedings pending at this date.

ITEM 2 - CHANGES IN SECURITIES

     Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5 - OTHER INFORMATION

     Not applicable.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed for the quarter ended March 31, 1999.

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

       (10.5) Share Repurchase Agreement dated April 28, 1999 and related Promissary Note dated May 4, 1999 filed herewith.


EXHIBIT 10 - SHARE REPURCHASE AGREEMENT AND PROMISSARY NOTE

April 28, 1999


Mrs. Helena C. Taylor
212 Washington Avenue
Newport
Wilmington, DE  19804

RE:Acquisition of Class A and Class B Common Stock by
Artesian Resources Corporation ("Artesian")

Dear Mrs. Taylor:

This letter, when countersigned by you, will confirm our discussions and agreement of last evening regarding the purchase by Artesian of all Class A Non-Voting Common Stock (the "Class A Stock") and Class B Common Stock (the "Class B Stock") of Artesian currently owned by you and your husband, Ellis D. Taylor (the "Taylors") (collectively sometimes referred to herein as the "Stock").
Artesian understands that other local or regional water companies have made offers to the Taylors to purchase the Stock on terms and for a price you have not disclosed to Artesian, but for what you have characterized as a "premium". This Agreement is premised on Artesian's understanding that you personally have the necessary legal power and authority to enter into this Agreement, as well as such documents as are necessary, to transfer Stock. Artesian shall purchase the Stock for an aggregate purchase price of $4,450,000 (the "Purchase Price") to be allocated and paid in the manner set forth below.
Upon delivery by Artesian of the note described in Paragraphs 3 and 4 below (which shall occur no later than June 1, 1999), the Taylors will transfer and sell to Artesian 24,165 shares of Class A Stock of Artesian (the "Class A Shares") constituting all of the shares of Class A Stock of Artesian owned by, and held in the name of, Helena C. and Ellis D. Taylor as Joint Tenants. Artesian will pay the Taylors a total of $604,125 for the Class A Shares payable as set forth in Paragraphs 3 and 4.
Upon delivery by Artesian of the note described in Paragraphs 3 and 4 below (which shall occur no later than June 1, 1999), the Taylors will also transfer and sell to Artesian 126,353 shares of Class B Stock of Artesian (the "Class B Shares") constituting all of the shares of Class B Stock of Artesian owned by, and held in the name of, Helena C. and Ellis D. Taylor, as Joint Tenants. Artesian will pay the Taylors a total of $3,845,875 for the Class B Shares, payable as set forth in Paragraphs 3 and 4 hereof. The Taylors shall transfer to Artesian the Class A Shares and the Class B Shares free and clear of all claims, actions, liens, encumbrances, security interests and all other restrictions and Artesian shall deliver a note evidencing its obligation to pay the agreed price for the Stock as follows:
Artesian's obligation to pay the Purchase Price will be evidenced by a Note payable quarterly, on a calendar basis, over a four year period and in sixteen equal installments commencing June 30, 1999. The outstanding balance on the Note shall bear interest in an amount computed based on the quarterly dividend the Taylors would have received on Stock transferred to Artesian but not yet paid for by Artesian. The formula for calculating such interest is set forth in Schedule I.
Each quarterly payment under the Note shall be adjusted by multiplying the amount of that quarterly payment by a fraction (which in no event shall be less than one) the numerator of which shall be the book value per common share of the company as reported in its most recent quarterly financial statement distributed to stockholders prior to the quarterly payment, and the denominator of which shall be the book value per common share of the company as reported in the most recent quarterly financial statements distributed to stockholders prior to transfer to Artesian of the Stock.
The Taylors agree that on and after the date the Stock is transferred to Artesian, they will not purchase directly or through an entity controlled by them or either of them any securities of Artesian and will not seek to influence control of Artesian.
Artesian shall pay its own expenses and costs and the reasonable expenses and costs of the Taylors in connection with negotiating and closing and carrying out the transaction contemplated by this Agreement, provided that Artesian shall not be responsible for any brokers', finders' or other such fee or expenses or expenses or costs reasonably allocated to tax planning advice incurred by the Taylors in connection with the proposed transaction.
The parties recognize the unique and peculiar value of the Stock to Artesian and the Taylors and this Agreement and the legal relations among the parties hereto will be governed by and construed in accordance with the laws of the State of Delaware.
In consideration of $4,000.00 already paid to the Taylors (to be applied against the Purchase Price) and in consideration of the mutual agreement in paragraph 9 hereof, the receipt and adequacy of which are hereby acknowledged, the Taylors shall be bound by this Agreement. Upon execution of this Agreement by the Taylors and delivery by Artesian of the payments referred to above in this Paragraph, I will promptly seek approval by the Board of Directors of Artesian, and I anticipate that the Board will act promptly.
This Agreement will not bind Artesian unless it is approved by the Board of Directors of Artesian. If the Board does not approve this Agreement by May 12, 1999, the Taylors shall no longer be bound and may retain the $4,000 payment referred to above. This Agreement shall inure to the benefit of and be binding on the successors, assigns and legal representatives of each of the parties.
This Agreement supersedes all prior agreements and understandings between the parties regarding purchase by Artesian of the Stock, including the letter dated April 23, 1999.
This Agreement may be executed in one or more counterparts, each of which will be considered one and the same Agreement.
If the terms and conditions set forth above are acceptable to you, please execute the original and the duplicate original of this letter and return the original to the undersigned.
Very truly yours,
/s/ Dian C. Taylor
Dian C. Taylor
President, CEO & Chair
Artesian Resources Corporation

Accepted and Agreed to this
    29th day of April, 1999.


/s/ Helena C. Taylor
Helena C. Taylor


/s/ Helena C. Taylor DPOA Ellis D. Taylor
Ellis D. Taylor by his
Attorney-in-Fact, Helena C. Taylor






SCHEDULE 1

Stock Note Interest Formula


Quarterly Interest payment = most recent prior Artesian quarterly dividend times 150,518 times X/Y where X equals the number of remaining quarterly principal payments to be made and Y equals 16.


                            PROMISSORY NOTE

$4,450,000.00                                                      May 4, 1999
                                                          Wilmington, Delaware

     FOR VALUE RECEIVED, the undersigned, Artesian Resources Corporation, a Delaware corporation (the "Maker"), promises to pay to the order of Ellis D. Taylor and Helena C. Taylor (the "Payee"), the principal amount of $4,450,000.00, together with interest computed as provided herein, in sixteen installments commencing on June 30, 1999, and on each September 30, December 31, and March 31, thereafter (each a "Payment Date"), with a final payment of all amounts outstanding hereunder on March 31, 2003.

The amount of each installment payable hereunder shall be computed as follows:

1.Interest payments shall be computed by multiplying 150,518 by the amount of the most recent dividend paid by Maker per share of Maker common stock and multiplying the product so obtained by the quotient derived by dividing the number of remaining quarterly principal payments to be made under this Promissory Note by the number sixteen (16). For purposes of the Note the "most recent dividend paid by Maker" shall mean the dividend paid since the last Payment Date.

2.Principal payments shall be computed by multiplying $278,125 by a number represented as a fraction (which in no event shall be less than one) the numerator of which shall be the book value per common share of Maker as reported in Maker's most recent quarterly financial statement distributed to Maker's stockholders prior to the date on which such payment is to be made, and the denominator of which shall be the book value per common share of Maker as reported in the March 31, 1999 quarterly financial statement of Maker.


Payments hereunder shall be payable in lawful money of the United States of America to the Payee at 1022 Nassau Street, Delray Beach, Florida 33483.

The Maker hereby waives presentment of payment, demand, notice of nonpayment, notice of protest, protest and notice of dishonor of this Note, and all other notices in connection with the delivery, acceptance, performance, default or enforcement of the payment of this Note.

The granting by the Payee, with or without notice, of any forbearance or any extension of time for payment of any sum due hereunder, or the granting of any other indulgence, or any other modification or amendment of this Note shall in no way release or discharge the liability of the Maker.

In the event that any one or more of the provisions contained herein shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision hereof, and this Note shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

This Note shall be governed by and construed and enforced in accordance with the laws of the State of Delaware.

This Note cannot be assigned or transferred by the Payee to any third party unless Payee gives prior written notice thereof to Maker.

IN WITNESS WHEREOF, the undersigned Maker has duly executed this Note intending the same to be a sealed instrument on the date first above written.


                                       MAKER:

ATTEST:                                ARTESIAN RESOURCES COPORATION


                                       By:/s/Dian C. Taylor
/s/ Joseph A. DiNunzio                     Dian C. Taylor
Secretary                                  President, CEO & Chair



[CORPORATE SEAL]


EXHIBIT 27 - FINANCIAL DATA SCHEDULE

[LEGEND]
     This schedule contains summary financial information extracted from the consolidated balance sheets, consolidated statements of income and the consolidated statement of cash flows from the Company's March 31, 1999
Form 10-Q and is qualified in its entirety by reference to such financial statements.
[/LEGEND]

[PERIOD-TYPE]                                 3-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-END]                               MAR-31-1999
[BOOK-VALUE]                                  PER-BOOK
[TOTAL-NET-UTILITY-PLANT]                  112,961,000
[OTHER-PROPERTY-AND-INVEST]                    278,000
[TOTAL-CURRENT-ASSETS]                       5,014,000
[TOTAL-DEFERRED-CHARGES]                     3,757,000
[OTHER-ASSETS]                                       0
[TOTAL-ASSETS]                             122,010,000
[COMMON]                                     1,813,000
[CAPITAL-SURPLUS-PAID-IN]                   18,244,000
[RETAINED-EARNINGS]                          7,673,000
[TOTAL-COMMON-STOCKHOLDERS-EQ]              27,730,000
[PREFERRED-MANDATORY]                          400,000
[PREFERRED]                                    272,000
[LONG-TERM-DEBT-NET]                        32,000,000
[SHORT-TERM-NOTES]                          10,468,000
[LONG-TERM-NOTES-PAYABLE]                            0
[COMMERCIAL-PAPER-OBLIGATIONS]                       0
[LONG-TERM-DEBT-CURRENT-PORT]                        0
[PREFERRED-STOCK-CURRENT]                      100,000
[CAPITAL-LEASE-OBLIGATIONS]                     41,000
[LEASES-CURRENT]                                43,000
[OTHER-ITEMS-CAPITAL-AND-LIAB]              50,956,000
[TOT-CAPITALIZATION-AND-LIAB]              122,010,000
[GROSS-OPERATING-REVENUE]                    5,939,000
[INCOME-TAX-EXPENSE]                           264,000
[OTHER-OPERATING-EXPENSES]                   4,510,000
[TOTAL-OPERATING-EXPENSES]                   4,774,000
[OPERATING-INCOME-LOSS]                      1,165,000
[OTHER-INCOME-NET]                              38,000
[INCOME-BEFORE-INTEREST-EXPEN]               1,203,000
[TOTAL-INTEREST-EXPENSE]                       808,000
[NET-INCOME]                                   395,000
[PREFERRED-STOCK-DIVIDENDS]                     19,000
[EARNINGS-AVAILABLE-FOR-COMM]                  376,000
[COMMON-STOCK-DIVIDENDS]                       470,000
<TOTAL-ANNUAL-INTEREST-ON-BONDS>             2,677,000
[CASH-FLOW-OPERATIONS]                       1,264,000
<EPS-BASIC>                                       0.21
[EPS-DILUTED]                                     0.20


SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ARTESIAN RESOURCES CORPORATION


5/07/99                     /s/ Dian C. Taylor
                             Dian C. Taylor
                             President, CEO, and Chair of the Board
                             Artesian Resources Corporation and Subsidiaries


5/07/99                      /s/ David B. Spacht
                             David B. Spacht
                             Vice President, Chief Financial Officer, and
                             Treasurer
                             Artesian Resources Corporation and Subsidiaries






g:\sec\10Q398.txt