Form 10-Q
period 1999-06-30
ARTESIAN RESOURCES CORP
filed 1999-08-13
CIK 863110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

or

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

As of August 6, 1999, 1,602,188 shares and 389,393 shares of Class A

Non-Voting Common Stock and Class B Common Stock, respectively, were outstanding.

ARTESIAN RESOURCES CORPORATION

INDEX TO FORM 10-Q

Part I - Financial Information: Page(s)

Item 1 - Financial Statements

Consolidated Balance Sheet -

June 30, 1999 and December 31, 1998 3

Consolidated Statement of Income for

the quarters ended June 30, 1999 and 1998 4

Consolidated Statement of Income for

the six months ended June 30, 1999 and 1998 5

Consolidated Statement of Retained Earnings

for the six months ended June 30, 1999 and 1998 5

Consolidated Statement of Cash Flows for the

six months ended June 30, 1999 and 1998 6

Notes to the Consolidated Financial Statements 7-10

Item 2 - Management's Discussion and Analysis of

Financial Condition and Results of Operations 10-13

Item 3 - Quantitative and Qualitative Disclosures about

Market Risk 14

Part II - Other Information:

Item 1 - Legal Proceedings 14

Item 2 - Changes in Securities 14

Item 3 - Defaults Upon Senior Securities 14

Item 4 - Submission of Matters to a Vote of

Security Holders 14

Item 5 - Other Information 15

Item 6 - Exhibits and Reports on Form 8-K 15-18

Signatures 19

Part I - Financial Information

Item I - Financial Statements

ARTESIAN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEET

(In thousands)

Unaudited

June 30, 1999 December 31, 1998

ASSETS

Utility plant, at original cost

less accumulated depreciation $118,652 $109,780

Current assets

Cash and cash equivalents 77 114

Accounts receivable, net 1,947 1,968

Unbilled operating revenues 2,445 1,981

Materials and supplies-at cost

on FIFO basis 574 617

Prepaid property taxes 2 552

Prepaid expenses and other 271 327

5,316 5,559

Other assets

Non-utility property (less accumulated

depreciation 1999-$146;1998-$152) 276 280

Other deferred assets 1,057 1,071

1,333 1,351

Regulatory assets, net 2,442 2,686

$127,743 $119,376

LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' equity

Common stock $ 2,144 $ 1,806

Additional paid-in capital 25,578 18,113

Retained earnings 5,010 7,785

Treasury Stock (153) (3)

Additional paid-in capital from

treasury stock (1,573) (40)

Preferred stock 272 272

Total stockholders' equity 31,278 27,933

Preferred stock-mandatorily redeemable,

net of current portion 400 500

Long-term debt, net of current portion 35,096 32,053

66,774 60,486

Current liabilities

Notes payable 5,985 7,704

Current portion of long-term debt 1,148 43

Current portion of mandatorily

redeemable preferred stock 100 100

Accounts payable 4,218 3,148

Overdraft payable 936 635

State and federal taxes 159 ---

Deferred income taxes 27 190

Interest accrued 589 940

Customer deposits 397 388

Dividends payable 17 ---

Other 990 903

14,566 14,051

Deferred credits and other liabilities

Net advances for construction 18,356 18,337

Postretirement benefit obligation 1,585 1,627

Deferred investment tax credits 980 994

Deferred income taxes 2,195 1,471

23,116 22,429

Net contributions in aid of construction 23,287 22,410

$127,743 $119,376

See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION

CONSOLIDATED STATEMENT OF INCOME

Unaudited

(In thousands, except share and per share amounts)

For the Quarter

Ended June 30,

1999 1998

OPERATING REVENUES

Water sales $ 6,688 $ 6,568

Other utility operating revenue 106 104

6,794 6,672

OPERATING EXPENSES

Utility operating expenses 3,908 3,402

Non-utility operating expenses 13 ---

Related party expenses 57 57

Depreciation and amortization 632 472

State and federal income taxes 450 675

Property and other taxes 404 370

5,464 4,976

OPERATING INCOME 1,330 1,696

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION 54 70

OTHER INCOME (EXPENSE), NET 13 6

INCOME BEFORE INTEREST CHARGES 1,397 1,772

INTEREST CHARGES 721 759

NET INCOME $ 676 $ 1,013

DIVIDENDS ON PREFERRED STOCK 17 19

NET INCOME APPLICABLE TO COMMON STOCK $ 659 $ 994

INCOME PER COMMON SHARE:

Basic $ .32 $ .55

Diluted $ .32 $ .55

CASH DIVIDEND PER COMMON SHARE $ .26 $ .23

AVERAGE COMMON SHARES OUTSTANDING

Basic 2,040,160 1,793,737

Diluted 2,074,320 1,810,283

ARTESIAN RESOURCES CORPORATION

CONSOLIDATED STATEMENT OF INCOME

Unaudited

(In thousands, except share and per share amounts.)

For the Six Months

Ended June 30,

1999 1998

OPERATING REVENUES

Water sales $ 12,544 $ 12,115

Other utility operating revenue 189 177

12,733 12,292

OPERATING EXPENSES

Utility operating expenses 7,452 6,773

Related party expenses 113 114

Depreciation and amortization 1,164 1,078

State and federal income taxes 715 893

Property and other taxes 794 746

10,238 9,604

OPERATING INCOME 2,495 2,688

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION 79 118

OTHER INCOME (EXPENSE), NET 26 24

INCOME BEFORE INTEREST CHARGES 2,600 2,830

INTEREST CHARGES 1,529 1,490

NET INCOME 1,071 1,340

DIVIDENDS ON PREFERRED STOCK 54 42

NET INCOME APPLICABLE TO COMMON STOCK $ 1,017 $ 1,298

INCOME PER COMMON SHARE:

Basic $ 0.52 $ 0.72

Diluted $ 0.51 $ 0.72

CASH DIVIDEND PER COMMON SHARE $ 0.52 $ 0.46

AVERAGE COMMON SHARES OUTSTANDING

Basic 1,958,271 1,792,787

Diluted 1,992,591 1,809,208

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

Unaudited

(In thousands) For the Six Months

Ended June 30,

1999 1998

Balance, beginning of period $ 7,785 $ 6,887

Net income 1,071 1,340

8,856 8,227

Dividends 1,080 886

Common stock reacquired 2,766 ---

Balance, end of period $ 5,010 $ 7,341

See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

Unaudited

(In thousands)

For the Six Months

Ended June 30,

1999 1998

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME $ 1,071 $ 1,340

Adjustments to reconcile net income to net

cash provided by operating activities:

Depreciation and amortization 1,109 1,001

Deferred income taxes, net 547 115

Allowance for funds used during construction (79) (118)

Changes in Assets and Liabilities:

Accounts receivable 21 185

Unbilled operating revenue (464) (507)

Materials and supplies 43 22

Accrued state and federal income taxes 159 768

Prepaid property taxes 550 507

Prepaid expenses and other 56 (50)

Other deferred assets 14 29

Regulatory assets 244 (68)

Postretirement benefit obligation (42) (28)

Accounts payable 1,070 614

Interest accrued (351) (270)

Customer deposits and other, net 96 419

NET CASH PROVIDED BY OPERATING ACTIVITIES 4,044 3,959

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures (net of AFUDC) (10,167) (8,478)

Proceeds from sale of assets 6 13

NET CASH USED IN INVESTING ACTIVITIES (10,161) (8,465)

CASH FLOW FROM FINANCING ACTIVITIES

Net(repayments)borrowings under line of

credit agreement (1,718) 4,905

Overdraft payable 301 345

Net advances and contributions in aid

of construction 1,160 50

Proceeds from issuance of common stock 7,803 265

Dividends (1,063) (866)

Repayment of long-term debt (278) ---

Principal payments under capital

lease obligations (25) (21)

Retirement of preferred stock (100) (112)

NET CASH PROVIDED BY FINANCING ACTIVITIES 6,080 4,566

NET (DECREASE)INCREASE IN CASH AND CASH

EQUIVALENTS (37) 60

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD 114 146

CASH AND CASH EQUIVALENTS AT END OF PERIOD $ 77 $ 206

Supplemental Disclosures of Cash Flow Information:

Interest paid $ 1,865 $ 1,204

Income taxes paid $ 1 $ ---

See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The unaudited financial statements of Artesian Resources Corporation and its wholly-owned subsidiaries (the Company or Artesian Resources),

including its principal operating company, Artesian Water Company, Inc.

(Artesian Water), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K. The accompanying consolidated financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such consolidated financial statements include all adjustments,

consisting only of normal recurring adjustments, necessary to fairly summarize the Company's financial position and results of operations. The results of operations for the quarter and six months ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

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

Regulatory assets, net of amortization, comprise:

June 30, 1999 December 31,1998

(in thousands)

Postretirement benefit obligation $1,585 $1,627

Deferred income taxes recoverable

in future rates 687 695

Expense of rate proceedings 170 364

$2,442 $2,686

NOTE 3 - DEBT

On April 29, 1999, Artesian entered into an agreement with Helena C. Taylor and Ellis D. Taylor (the "Taylors") for the purpose of repurchasing 126,353 shares of Class B Common Stock and 24,165 shares of Class A Non-Voting Common Stock ("the Stock") owned by the Taylors. On May 4, 1999, Artesian executed a promissory note (the "Note") in the principal amount of $4,450,000 representing the purchase price of the stock. The Note is payable quarterly, on a calendar basis, over a four year period and in sixteen equal principal installments of $278,125 commencing on June 30, 1999. The outstanding balance on the Note bears interest in an amount computed based on the quarterly dividend the Taylors would have received on the Stock transferred to Artesian but not yet paid for by Artesian. In addition, the principal installment is adjusted on a quarterly basis to reflect increases in the book value per common share of the Company as reported in its most recent quarterly financial statement distributed to stockholders prior to the quarterly payment. At June 30, 1999, Artesian had $4,171,900 outstanding under this promissory note.

NOTE 4 - NON-UTILITY OPERATING EXPENSES

On December 19, 1996, Artesian Wastewater Management, Inc. (Artesian

Wastewater) was created as an additional non-regulated subsidiary of Artesian

Resources. Artesian Wastewater plans to provide wastewater treatment services in Delaware. On March 12, 1997, Artesian Wastewater became a one-third owner in AquaStructure Delaware, L.L.C.,which intends to develop and market various proposals to provide wastewater treatment services. Artesian Wastewater began operating a small wastewater treatment spray irrigation facility owned by a municipality in Southern New Castle County Delaware. Artesian Wastewater is paid a lump sum fee to maintain operations at the facility.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

On April 29, 1999, Artesian entered into an agreement with Helena C. Taylor and Ellis D. Taylor (the "Taylors") for the purpose of repurchasing 126,353 shares of Class B Common Stock and 24,165 shares of Class A Non-Voting Common Stock ("the Stock") owned by the Taylors. On May 4, 1999, Artesian executed a promissory note (the "Note") in the principal amount of $4,450,000 representing the purchase price of the stock. The Note is payable quarterly, on a calendar basis, over a four year period and in sixteen equal principal installments of $278,125 commencing on June 30, 1999. The outstanding balance on the Note bears interest in an amount computed based on the quarterly dividend the Taylors would have received on the Stock transferred to Artesian but not yet paid for by Artesian. In addition, the principal installment is adjusted on a quarterly basis to reflect increases in the book value per common share of the Company as reported in its most recent quarterly financial statement distributed to stockholders prior to the quarterly payment. At June 30, 1999, Artesian had $4,171,900 outstanding under this promissory note.

Expenses associated with related party transactions are as follows:

For the Quarter Ended For the Six Months

June 30, Ended June 30,

1999 1998 1999 1998

(in thousands) (in thousands)

White Clay Realty $ 46 $ 46 $ 91 $ 92

Glendale Enterprises 11 11 22 22

$ 57 $ 57 $113 $114

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

For the Quarter For the Six Months

Ended June 30, Ended June 30,

1999 1998 1999 1998

(in thousands)

Average common shares outstanding during

the period for Basic computation 2,040 1,793 1,958 1,793 Dilutive effect of employee stock options 34 17 35 16

Average common shares outstanding during

the period for Diluted computation 2,074 1,810 1,993 1,809

Equity per common share was $15.57 and $15.06 at June 30, 1999 and 1998, respectively. These amounts were computed by dividing common stockholders' equity, excluding preferred stock, by the number of shares of common stock outstanding on June 30, 1999 and 1998, respectively.

NOTE 7 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 1998, FASB issued Statement of Financial Accounting Standards

No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and hedging activities. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," moving the effective date for this standard from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. We plan to adopt this statement effective January 1, 2000. Our adoption of this statement will not have a material impact on our financial condition or results of operations.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". This statement is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statement have not been issued. We implemented this statement in the first quarter of 1999 and it did not have a material impact on our financial condition or results of operations.

NOTE 8 - RATE PROCEEDINGS

On April 30, 1999, Artesian Water filed a petition with the Delaware

Public Service Commission to implement new rates to meet a requested increase in revenue of approximately 10.35%, or $2.7 million on an annualized basis.

Artesian Water is permitted to collect a temporary increase not in excess of

$2.5 million on an annualized basis, under bond, until the level of permanent rates are decided by the Delaware Public Service Commission. The temporary rates became effective on July 1, 1999.

ITEM 2

ARTESIAN RESOURCES CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30,

1999

RESULTS OF OPERATIONS

Overview

Artesian Water, our principal subsidiary, is the oldest and largest regulated public water utility in the State of Delaware and has been providing water within the state since 1905. We distribute and sell water to residential, commercial, industrial, governmental, municipal and utility customers throughout Delaware. As of June 30, 1999, we had approximately

62,000 metered customers and served a population of approximately 200,000,

representing approximately 27% of Delaware's total population. We believe that we have a reputation for providing water and service of superior quality to our customers.

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

Operating Revenues

We realized 98.5% of our total revenue in the six months of 1999 from the sale of water. Water sales revenue increased $120,000, or 1.8%, for the quarter ended June 30, 1999 compared to the second quarter of 1998. For the six months ended June 30, 1999, water sales revenue increased $429,000, or 3.5%, as compared to the same period in 1998. The increase was primarily due to a 3.1% growth in the number of customers served.

Operating Expenses

Operating and maintenance expenses increased $519,000 and $678,000 for the quarter and six months ended June 30, 1999, compared to the same periods in 1998, primarily due to increased payroll and related expenses. In addition, the Company recorded a $165,000 write-off related to the unamortized portion of rate case expenses from PSC Docket No. 97-66 and 97-340. The write-off resulted from the implementation of temporary rates and the amortization of costs associated with the rate increase request filed on April 30, 1999. The ratio of operating and maintenance expense to total revenue was 59.4% for the six months ended June 30, 1999 as compared to 56.0% for the same period in 1998. Payroll and related expenses increased $397,000, or 12.9%, and $262,000 or 17.7%, respectively, for the six months and quarter ended June 30, 1999 primarily due to the addition of new employees and increases in annual merit and incentive compensation and an approximately 20% increase in medical insurance premiums effective beginning the third quarter of 1998.

Depreciation and amortization expense increased $160,000 and $86,000, or 34% and 8%, respectively, in the quarter and first six months of 1999 due to capital additions. Income tax expense decreased $178,000, or 19.9% and $225,000, or 33.3%, respectively, for the six months and quarter ended June 30, 1999. Our total effective income tax rate for the six months ended June 30, 1999 and 1998 was 40.0%.

Interest Charges

Interest charges increased $39,000, or 2.6% for the six months ended June 30, 1999 as compared with the same period in 1998 due to higher average borrowings on the lines of credit incurred to finance investment in utility plant. Average borrowings for the first six months of 1999 and 1998 were $7.0 million and $3.6 million, respectively. Interest charges decreased $38,000 or 5.0% for the second quarter due to repayments on the lines of credit.

Net Income

For the quarter ended June 30, 1999, Artesian Resources recorded net income of $676,000 which represents a $337,000, or a 33.3%, decrease as compared to earnings of $1,013,000 for the quarter ended June 30, 1998. Net income for the six months ended June 30, 1999 was $1,071,000, a decrease of $269,000 or 20.1%, compared to earnings of $1,340,000 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the first six months of 1999 were $4.0 million provided by cash flow from operating activities and the $7.5 million issuance of 325,000 shares of Class A Non-Voting Common Stock on April 13, 1999. Cash flow from operating activities was primarily provided by our utility operations, and is impacted by operating and maintenance expenses, the timeliness and adequacy of rate increases and weather conditions.

We rely on our sources of liquidity for investments in our utility plant and systems and to meet our various payment obligations. We currently estimate that our aggregate investments in our utility plant and systems for the remainder of 1999 will be approximately $7.7 million. These investments will be financed by our operations and short-term borrowings under our revolving credit agreements. Our total obligations related to dividend and sinking fund payments on preferred stock, interest payments on indebtedness,

rental payments and water service interconnection agreements for the remainder of 1999 are anticipated to be approximately $2.8 million and will be financed with cashflow from our operating activities.

On May 4, 1999, we purchased from Ellis and Helena Taylor 24,165 shares of Class A Non-Voting Common Stock for $604,125 and 126,353 shares of Class B

Common Stock for $3,845,875, payable in equal quarterly installments over a four year period and bearing interest at a rate equal to the amount that the sellers would have received in dividends on the shares as to which the principal amount has not yet been paid. On a quarterly basis, the consideration paid is subject to certain upward adjustments based upon increases in our book value per common share. We anticipate that this obligation will be financed by our cashflow from operations and external sources including our short-term lines of credit.

Developer advances and contributions in aid of construction are used for the installation of mains and hydrants in new developments. An additional $1.4 million of capital expenditures will be financed by developers during the remainder of 1999.

At June 30, 1999, we had a working capital deficit of $9.3 million mainly due to borrowings on our lines of credit incurred to finance investment in utility plant and the $1,112,500 currently payable portion of the note to Ellis and Helena Taylor.

At June 30, 1999, Artesian Water had lines of credit with three separate financial institutions totaling $35.0 million to meet its temporary cash requirements. These revolving credit facilities are unsecured. As of

June 30, 1999, we had $29.0 million of available funds under these lines.

The interest rate for borrowings under each of these lines is the London

Interbank Offering Rate plus 1.0% or the bank's federal funds rate plus 1.0%,

at our discretion. All the facilities are reviewed annually by each bank for renewal.

On April 13, 1999, Artesian Resources issued 325,000 shares of Class A

Non-Voting Common Stock at $25.00 per share in an underwritten public offering, and the net proceeds of approximately $7.5 million were used to reduce Artesian Water's borrowing on the lines of credit incurred to finance investment in utility plant.

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

In June 1998, FASB issued Statement of Financial Accounting Standards

No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and hedging activities. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," moving the effective date for this standard from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. We plan to adopt this statement effective January 1, 2000. Our adoption of this statement will not have a material impact on our financial condition or results of operations.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". This statement is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statement have not been issued. We implemented this statement in the first quarter of 1999 and it did not have a material impact on our financial condition or results of operations.

YEAR 2000 COMPLIANCE

Our management has completed an assessment of all our information and non-information technology systems and implemented a company-wide program which continues to test and correct all of our critical systems to ensure

Year 2000 compliance. We have dedicated the financial, technical and management resources required to achieve Year 2000 compliance. We identified the critical systems for our operations and are compliant as of June 30,

1999. Additionally, in 1998, we adopted management practices which require that any new systems or system upgrades be Year 2000 compliant prior to their purchase and implementation.

In 1998, we undertook a comprehensive program to assess providers of critical services for the purpose of identifying and minimizing exposure to

Year 2000 risks that are not under our direct control. Contingency plans have been developed which include, but are not limited to, the installation of back-up generators in case of power loss; increasing inventory levels in late 1999 for crucial materials and supplies, including gasoline, diesel fuel and water treatment chemicals; and identifying alternate providers in case our primary providers cannot meet delivery requirements.

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

No capital expenditures for computer software and hardware were made during the first six months of 1999, and we do not anticipate any significant capital expenditures for the remainder of 1999 for the purpose of achieving Year 2000 compliance.

RECENT EVENTS

On August 5, 1999, the Governor of Delaware declared a drought emergency for northern New Castle County and implemented mandatory restrictions on water use. Our regulated water utility provides service to the majority of its customers in the area where the drought emergency was declared. Our water demand and total pumpage has decreased since the drought emergency was declared. We cannot determine what impact the reduction in consumption may have on our financial position or earnings for 1999 or how long the drought emergency will be in effect.

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

10.35%, or $2.7 million on an annualized basis. Artesian Water is permitted to collect a temporary increase not in excess of $2.5 million on an annualized basis, under bond, until permanent rates are approved by the PSC. Such temporary rates will become effective July 1, 1999.

There are no other material legal proceedings pending at this date.

ITEM 2 - CHANGES IN SECURITIES

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The annual meeting of Class B Common Shareholders was held on April 28, 1999.

  With 473,851 votes in favor, 794 votes withheld, the Class B Common Shareholders elected Dian C. Taylor to serve a three year term on Artesian Resources' Board of Directors (the "Board") until her successor shall have been elected and qualified or until her earlier resignation or removal. She was last re-elected at the 1996 Annual Meeting of Shareholders. Ms. Taylor also serves as President and Chief Executive Officer of Artesian Resources Corporation and its subsidiaries and has served on the Executive and Budget Committees of the Board.

With 473,836 votes in favor, 779 votes withheld, the Class B Common Shareholders also elected John R. Eisenbrey, Jr. to serve a three year term on Artesian Resources' Board of Directors (the "Board") until his successor shall have been elected and qualified or until his earlier resignation or removal. He was last re-elected at the 1996 Annual Meeting of Shareholders. Mr. Eisenbrey has served as a member on the Personnel, Compensation and Benefits; and Incentive Stock Option Plan Committees of the Board.

Following the re-election of Ms. Taylor and Mr. Eisenbrey, the members of the Board and their respective terms are as follows:

Dian C. Taylor term expires at the 2002 annual meeting

John R. Eisenbrey, Jr. term expires at the 2002 annual meeting

William H. Taylor, II term expires at the 2001 annual meeting

William C. Wyer term expires at the 2001 annual meeting

Kenneth R. Biederman term expires at the 2000 annual meeting

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

Promissary Note dated May 4, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

08/09/99 /s/ Dian C. Taylor

Dian C. Taylor

President, CEO, and Chair of the Board

Artesian Resources Corporation and Subsidiaries

08/09/99 /s/ David B. Spacht

David B. Spacht

Vice President, Chief Financial Officer, and

Treasurer

Artesian Resources Corporation and Subsidiaries