Form 10-Q
period 1999-09-30
ARTESIAN RESOURCES CORP
filed 1999-11-12
CIK 863110

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                     or

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

    As of November 4, 1999, 1,603,803 shares and 391,824 shares of Class A Non-Voting Common Stock and Class B Common Stock, respectively, were outstanding.















                        ARTESIAN RESOURCES CORPORATION

                             INDEX TO FORM 10-Q

Part I - Financial Information:                                    Page(s)

    Item 1 - Financial Statements

         Consolidated Balance Sheet -
         September 30, 1999 and December 31, 1998                   3

         Consolidated Statement of Income for
         the quarters ended September 30, 1999 and 1998             4

         Consolidated Statement of Income for
         the nine months ended September 30, 1999 and 1998          5

         Consolidated Statement of Retained Earnings
         for the nine months ended September 30, 1999 and 1998      5

         Consolidated Statement of Cash Flows for the
         nine months ended September 30, 1999 and 1998              6

         Notes to the Consolidated Financial Statements           7-10

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations        10-13

    Item 3 - Quantitative and Qualitative Disclosures about
             Market Risk                                            14


Part II - Other Information:

    Item 1 - Legal Proceedings                                      14

    Item 2 - Changes in Securities                                  14

    Item 3 - Defaults Upon Senior Securities                        14

    Item 4 - Submission of Matters to a Vote of
             Security Holders                                       14

    Item 5 - Other Information                                      14

    Item 6 - Exhibits and Reports on Form 8-K                      14-16

    Signatures                                                      17










Part I - Financial Information
Item I - Financial Statements

                        ARTESIAN RESOURCES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                              (In thousands)
                                        Unaudited
                                     September 30, 1999    December 31, 1998
ASSETS
Utility plant, at original cost
  less accumulated depreciation          $119,312               $109,780
Current assets
  Cash and cash equivalents                   279                    114
  Accounts receivable, net                  2,598                  1,968
  Unbilled operating revenues               2,299                  1,981
  Materials and supplies-at cost
    on FIFO basis                             623                    617
  Prepaid property taxes                      876                    552
  Prepaid expenses and other                  265                    327
                                            6,940                  5,559
Other assets
  Non-utility property (less accumulated
    depreciation 1999-$157;1998-$152)         275                    280
  Other deferred assets                     1,017                  1,071
                                            1,292                  1,351
Regulatory assets, net                      2,392                  2,686
                                         $129,936               $119,376
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
  Common stock                           $  2,148               $  1,806
  Additional paid-in capital               24,069                 18,073
  Retained earnings                         5,578                  7,785
  Treasury Stock                             (153)                    (3)
  Preferred stock                             272                    272
    Total stockholders' equity             31,914                 27,933
Preferred stock-mandatorily redeemable,
    net of current portion                    400                    500
Long-term debt, net of current portion     35,125                 32,053
                                           67,439                 60,486
Current liabilities
  Notes payable                             7,452                  7,704
  Current portion of long-term debt         1,138                     43
  Current portion of mandatorily
    redeemable preferred stock                100                    100
  Accounts payable                          2,582                  3,148
  Overdraft payable                           134                    635
  State and federal taxes                     770                    ---
  Deferred income taxes                       ---                    190
  Interest accrued                            906                    940
  Customer deposits                           365                    388
  Dividends payable                            17                    ---
  Reserve for temporary rate increase         434                    ---
  Other                                       777                    903
                                           14,675                 14,051
Deferred credits and other liabilities
  Net advances for construction            18,719                 18,337
  Postretirement benefit obligation         1,562                  1,627
  Deferred investment tax credits             972                    994
  Deferred income taxes                     2,220                  1,471
                                           23,473                 22,429
Net contributions in aid of construction   24,349                 22,410
                                         $129,936               $119,376

See notes to the consolidated financial statements.
                        ARTESIAN RESOURCES CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                   Unaudited
               (In thousands, except share and per share amounts)
                                                     For the Quarter
                                                   Ended September 30,
                                                1999               1998
OPERATING REVENUES
  Water sales                                $ 7,265            $  6,632
  Other utility operating revenue                100                  90
  Non utility revenue                              9                 ---
                                               7,374               6,722
OPERATING EXPENSES
  Utility operating expenses                   3,589               3,721
  Non-utility operating expenses                   6                 ---
  Related party expenses                          45                  57
  Depreciation and amortization                  624                 553
  State and federal income taxes                 761                 494
  Property and other taxes                       413                 370
                                               5,438               5,195

OPERATING INCOME                               1,936               1,527
ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION      26                  31
OTHER INCOME (EXPENSE), NET                       13                  15
INCOME BEFORE INTEREST CHARGES                 1,975               1,573

INTEREST CHARGES                                 832                 825

NET INCOME                                   $ 1,143             $   748
DIVIDENDS ON PREFERRED STOCK                      17                  20
NET INCOME APPLICABLE TO COMMON STOCK        $ 1,126             $   728

INCOME PER COMMON SHARE:
  Basic                                      $   .56             $   .40
  Diluted                                    $   .55             $   .40

CASH DIVIDEND PER COMMON SHARE               $   .27             $   .255

AVERAGE COMMON SHARES OUTSTANDING
  Basic                                    1,994,478           1,798,781
  Diluted                                  2,031,007           1,819,195

See notes to the consolidated financial statements.
















                        ARTESIAN RESOURCES CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                   Unaudited
              (In thousands, except share and per share amounts)
                                                     For the Nine Months
                                                     Ended September 30,
                                                     1999           1998
OPERATING REVENUES
  Water sales                                     $ 19,808       $ 18,747
  Other utility operating revenue                      285            267
  Non utility revenue                                   14            ---
                                                    20,107         19,014
OPERATING EXPENSES
  Utility operating expenses                        11,021         10,487
  Related party expenses                               159            170
  Non-utility operating expenses                        25              7
  Depreciation and amortization                      1,789          1,632
  State and federal income taxes                     1,475          1,387
  Property and other taxes                           1,207          1,116
                                                    15,676         14,799

OPERATING INCOME                                     4,431          4,215
ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION           106            149
OTHER INCOME (EXPENSE), NET                             39             39
INCOME BEFORE INTEREST CHARGES                       4,576          4,403

INTEREST CHARGES                                     2,362          2,314

NET INCOME                                           2,214          2,089
DIVIDENDS ON PREFERRED STOCK                            71             62
NET INCOME APPLICABLE TO COMMON STOCK              $ 2,143        $ 2,027

INCOME PER COMMON SHARE:
  Basic                                           $   1.10       $   1.13
  Diluted                                         $   1.08       $   1.12

CASH DIVIDEND PER COMMON SHARE                    $   0.79       $   0.715

AVERAGE COMMON SHARES OUTSTANDING
  Basic                                          1,948,306      1,795,150
  Diluted                                        1,981,962      1,812,765

See notes to the consolidated financial statements.

                 CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                Unaudited
                              (In thousands)          For the Nine Months
                                                      Ended September 30,
                                                     1999             1998

Balance, beginning of period                       $ 7,785         $  6,887
Net income                                           2,214            2,089
                                                     9,999            8,976
Less: Dividends                                      1,634            1,363
      Common stock reacquired                        2,787              ---
Balance, end of period                            $  5,578         $  7,613
See notes to the consolidated financial statements.

                       ARTESIAN RESOURCES CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                  Unaudited
                                (In thousands)
                                                      For the Nine Months
                                                      Ended September 30,
                                                      1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                         $ 2,214         $ 2,089
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                    1,697           1,516
    Deferred income taxes, net                         537             192
    Allowance for funds used during construction      (106)           (149)
Changes in Assets and Liabilities:
    Accounts receivable                               (630)             23
    Unbilled operating revenue                        (318)           (307)
    Materials and supplies                              (6)             27
    Accrued state and federal income taxes             770             788
    Prepaid property taxes                            (324)           (274)
    Prepaid expenses and other                          62              39
    Other deferred assets                               54              80
    Regulatory assets                                  294              33
    Postretirement benefit obligation                  (65)            (46)
    Accounts payable                                  (566)            671
    Interest accrued                                   (34)           (630)
    Customer deposits and other, net                   285             282

NET CASH PROVIDED BY OPERATING ACTIVITIES            3,864           4,334

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (net of AFUDC)              (11,496)        (12,375)
  Proceeds from sale of assets                           6              14
NET CASH USED IN INVESTING ACTIVITIES              (11,490)        (12,361)

CASH FLOW FROM FINANCING ACTIVITIES
  Net(repayments)borrowings under line of
    credit agreement                                  (252)          7,820
  Overdraft payable                                   (501)             86
  Net advances and contributions in aid
    of construction                                  2,694           1,338
  Net proceeds from stock transactions               7,887             380
  Dividends                                         (1,617)         (1,343)
  Repayment of long-term debt                         (278)            ---
  Principal payments under capital
    lease obligations                                  (42)            (40)
  Retirement of preferred stock                       (100)           (112)

NET CASH PROVIDED BY FINANCING ACTIVITIES            7,791           8,129

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                         165             102
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       114             146
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   279         $   248
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                    $ 2,371         $ 1,663
  Income taxes paid                                $   156         $   480
See Notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

    The unaudited financial statements of Artesian Resources Corporation and its wholly-owned subsidiaries (the Company or Artesian Resources), including its principal operating company, Artesian Water Company, Inc. (Artesian Water), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures prescribed by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K. The accompanying consolidated financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Company's financial position and results of operations. The results of operations for the quarter and nine months ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

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

                                     September 30, 1999     December 31,1998
                                                (in thousands)

Postretirement benefit obligation         $1,562                $1,627
Deferred income taxes recoverable
  in future rates                            684                   695
Expense of rate proceedings                  146                   364
                                          $2,392                $2,686


NOTE 3 - DEBT

     On April 29, 1999, Artesian entered into an agreement with Helena C. Taylor and Ellis D. Taylor (the "Taylors") for the purpose of repurchasing 126,353 shares of Class B Common Stock and 24,165 shares of Class A Non-Voting Common Stock ("the Stock") owned by the Taylors. On May 4, 1999, Artesian executed a promissory note (the "Note") in the principal amount of $4,450,000 representing the purchase price of the stock. The Note is payable quarterly, on a calendar basis, over a four year period and in sixteen equal principal installments of $278,125 commencing on June 30, 1999. The outstanding balance on the Note bears interest in an amount computed based on the quarterly dividend the Taylors would have received on the Stock transferred to Artesian but not yet paid for by Artesian. In addition, the principal installment is adjusted on a quarterly basis to reflect increases in the book value per common share of the Company as reported in its most recent quarterly financial statement distributed to stockholders prior to the quarterly payment. At September 30, 1999, Artesian had $4,171,900 outstanding under this promissory note.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

     The office building and shop complex utilized by Artesian Water are leased at the 1999 annual rental of $182,000 from a partnership, White Clay Realty, in which certain of Artesian Resources' officers and directors are partners. The annual rent decreases each year to the year 2002 by approximately $2,000 per year. The lease expires in December, 2002, with provisions for renewals for two five-year periods thereafter. Management believes that the payments made to White Clay Realty for the lease of its office building and shop complex are comparable to what Artesian Water would have to pay to unaffiliated parties for similar facilities.

    Artesian Water leases certain parcels of land for water production wells from Glendale Enterprises Limited, a company wholly-owned by Ellis D. Taylor, Chairman Emeritus of Artesian Resources, at an annual rental of $45,000. Artesian Water has received notice that Glendale Enterprises Limited would like to discontinue the lease for the well sites. Artesian Water is currently negotiating with Glendale Enterprises Limited to purchase the land rights for the well sites associated with the Glendale Lease.

     On April 29, 1999, Artesian entered into an agreement with Helena C. Taylor and Ellis D. Taylor (the "Taylors") for the purpose of repurchasing 126,353 shares of Class B Common Stock and 24,165 shares of Class A Non-Voting Common Stock ("the Stock") owned by the Taylors. On May 4, 1999, Artesian executed a promissory note (the "Note") in the principal amount of $4,450,000 representing the purchase price of the stock. The Note is payable quarterly, on a calendar basis, over a four year period and in sixteen equal principal installments of $278,125 commencing on June 30, 1999. The outstanding balance on the Note bears interest in an amount computed based on the quarterly dividend the Taylors would have received on the Stock transferred to Artesian but not yet paid for by Artesian. In addition, the principal installment is adjusted on a quarterly basis to reflect changes in the book value per common share of the Company as reported in its most recent quarterly financial statement distributed to stockholders prior to the quarterly payment. At September 30, 1999, Artesian had $4,171,900 outstanding under this promissory note.




    Expenses associated with related party transactions are as follows:

                            For the Quarter Ended     For the Nine Months
                                September 30,         Ended September 30,
                            1999             1998     1999           1998
                                (in thousands)          (in thousands)

    White Clay Realty       $ 45             $ 46     $136           $138
    Glendale Enterprises       -               11       22             32
    Repurchase of Stock     $ 37             $  -     $ 37           $  -
                            $ 82             $ 57     $195           $170

NOTE 6 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

     Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and potentially dilutive effect of employee stock options. The following table summarizes the shares used in computing basic and diluted net income per share:
                                       For the Quarter     For the Nine Months
                                      Ended September 30,  Ended September30,
                                       1999        1998     1999        1998
                                        (in thousands)       (in thousands)
Average common shares outstanding during
 the period for Basic computation      1,994       1,799    1,948       1,795
Dilutive effect of employee stock options 37          20       34          18
Average common shares outstanding during
 the period for Diluted computation    2,031       1,819    1,982       1,813

     Equity per common share was $15.85 and $15.23 at September 30, 1999 and 1998, respectively. These amounts were computed by dividing common stockholders' equity, excluding preferred stock, by the number of shares of common stock outstanding on September 30, 1999 and 1998, respectively.


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

     In June 1998, FASB issued Statement of Financial Accounting Standards
No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and hedging activities. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," moving the effective date for this standard from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. We plan to adopt this statement effective January 1, 2001. Our adoption of this statement will not have a material impact on our financial condition or results of operations.

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

NOTE 8 - RATE PROCEEDINGS

     On April 30, 1999, Artesian Water filed a petition with the Delaware Public Service Commission to implement new rates to meet a requested increase in revenue of approximately 10.35%, or $2.7 million on an annualized basis. On September 30, 1999 Artesian Water filed a supplemental rate increase request which reduced the Company's increase from $2.7 million to approximately $2.5 million. Artesian Water is permitted to collect a temporary increase not in excess of $2.5 million on an annualized basis, under bond, until the level of permanent rates are decided by the Delaware Public Service Commission. The temporary rates became effective on July 1, 1999. Of the amount collected $434,000 was reserved, pending the final outcome of the rate proceeding.

ITEM 2
ARTESIAN RESOURCES CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30,1999

RESULTS OF OPERATIONS

Overview

     Artesian Water, our principal subsidiary, is the oldest and largest regulated public water utility in the State of Delaware and has been providing water within the state since 1905. We distribute and sell water to residential, commercial, industrial, governmental, municipal and utility customers throughout Delaware. As of September 30, 1999, we had approximately 62,000 metered customers and served a population of approximately 200,000, representing approximately 27% of Delaware's total population. We believe that we have a reputation for providing water and service of superior quality to our customers.

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

Operating Revenues

     We realized 98.5% of our total revenue in the nine months of 1999 from the sale of water. Water sales revenue increased $633,000, or 9.5%, for the quarter ended September 30, 1999 compared to the third quarter of 1998. For the nine months ended September 30, 1999, water sales revenue increased $1,061,000, or 5.7%, as compared to the same period in 1998. The increase was primarily due to a growth in the number of customers served, increased usage due to dry weather conditions and implementation of temporary rates related to a pending rate proceeding.

Operating Expenses

     Operating and maintenance expenses decreased $138,000 for the quarter ended September 30, 1999, primarily due to decreased purchased water expense and increased $541,000 for the nine months ended September 30, 1999, primarily due to increased payroll and benefits, as compared to the same periods in 1998. In addition, the nine month period ended September 30, 1999 includes a $165,000 write-off related to the unamortized portion of rate case expenses from PSC Docket No. 97-66 and 97-340. The write-off resulted from the implementation of temporary rates and the amortization of costs associated with the rate increase request filed on April 30, 1999. The ratio of operating and maintenance expense to total revenue was 55.7% for the nine months ended September 30, 1999 as compared to 56.1% for the same period in 1998. Payroll and benefit expenses increased $139,000, or 8.6%, and $535,000 or 11.4%, respectively, for the quarter and nine months ended September 30, 1999 primarily due to the addition of new employees and increases in annual merit and incentive compensation and an approximately 20% increase in medical insurance premiums effective beginning the third quarter of 1998.

     Depreciation and amortization expense increased $71,000 and $157,000, or 13% and 10%, respectively, in the quarter and first nine months of 1999, compared to the comparable periods of the prior year, due to capital additions. Income tax expense increased $267,000, or 54.0% and $88,000, or 6.3%, respectively, for the quarter and nine months ended September 30, 1999. Our total effective income tax rate for the nine months ended September 30, 1999 and 1998 was 40.0%.

Interest Charges

     Interest charges increased $7,000 or .9% for the third quarter, compared to the third quarter of 1998. Interest charges increased $48,000, or 2.1% for the nine months ended September 30, 1999 as compared with the same period in 1998 due to higher average borrowings on the lines of credit incurred to finance investment in utility plant. Average borrowings for the first nine months of 1999 and 1998 were $7.0 million and $5.2 million, respectively.

Net Income

     For the quarter ended September 30, 1999, Artesian Resources recorded net income of $1,143,000 which represents a $395,000, or a 52.8%, increase as compared to earnings of $748,000 for the quarter ended September 30, 1998. This increase was due to the dry weather conditions affecting usage combined with decreased purchased water expense. These factors will not be present in the fourth quarter and therefore, normal seasonal earnings are expected for the fourth quarter. Net income for the nine months ended September 30, 1999 was $2,214,000, an increase of $125,000 or 6.0%, compared to earnings of $2,089,000 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of liquidity for the first nine months of 1999 were $3.9 million provided by cash flow from operating activities and the $7.5 million resulting from the issuance of 325,000 shares of Class A Non-Voting Common Stock on April 13, 1999. Cash flow from operating activities was primarily provided by our utility operations, and was impacted by operating and maintenance expenses, the timeliness and adequacy of rate increases and weather conditions.

     We rely on our sources of liquidity for investments in our utility plant and systems and to meet our various payment obligations. We currently estimate that our aggregate investments in our utility plant and systems for the remainder of 1999 will be approximately $825,000. These investments will be financed by our operations and short-term borrowings under our revolving credit agreements. Our total obligations related to dividend and sinking fund payments on preferred stock, interest payments on indebtedness, rental payments and water service interconnection agreements for the remainder of 1999 are anticipated to be approximately $1.9 million and will be financed with cashflow from our operating activities.

     On May 4, 1999, we purchased from Ellis and Helena Taylor 24,165 shares of Class A Non-Voting Common Stock for $604,125 and 126,353 shares of Class B Common Stock for $3,845,875, payable in equal quarterly installments over a four year period and bearing interest at a rate equal to the amount that the sellers would have received in dividends on the shares as to which the principal amount has not yet been paid. On a quarterly basis, the consideration paid is subject to adjustments based upon changes in our book value per common share. We anticipate that this obligation will be financed by our cashflow from operations and external sources including our short-term lines of credit and the anticipated sale of land owned by Artesian Development Company.

     Developer advances and contributions in aid of construction are used for the installation of mains and hydrants in new developments. An additional $551,000 of capital expenditures will be financed by developers during the remainder of 1999.

     At September 30, 1999, we had a working capital deficit of $7.7 million mainly due to borrowings on our lines of credit incurred to finance investment in utility plant.

     At September 30, 1999, Artesian Water had lines of credit with three separate financial institutions totaling $35.0 million to meet its temporary cash requirements. These revolving credit facilities are unsecured. As of September 30, 1999, we had $27.5 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate plus 1.0% or, at our discretion, the bank's federal funds rate plus 1.0%. All the facilities are reviewed annually by each bank for renewal.

     On April 13, 1999, Artesian Resources issued 325,000 shares of Class A Non-Voting Common Stock at $25.00 per share in an underwritten public offering, and the net proceeds of approximately $7.5 million were used to reduce Artesian Water's borrowing on the lines of credit incurred to finance investment in utility plant.


YEAR 2000 COMPLIANCE

     Our management has completed an assessment of all our information and non-information technology systems and implemented a company-wide program which continues to test and correct all of our critical systems to ensure Year 2000 compliance. We have dedicated the financial, technical and management resources required to achieve Year 2000 compliance. We identified the critical systems for our operations and are compliant as of September 30, 1999. Additionally, in 1998, we adopted management practices which require that any new systems or system upgrades be Year 2000 compliant prior to their purchase and implementation.

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

     We are completing our Year 2000 compliance program in the normal course of business and do not anticipate a material impact on our business, results of operations, liquidity or capital resources. As a result of our corporate automation plan developed in 1994, we capitalized $395,000 during the year ended December 31, 1998 on new computer software and hardware, some of which replaced software and hardware which was not Year 2000 compliant.
No capital expenditures for computer software and hardware were made during the first nine months of 1999, and we do not anticipate any significant capital expenditures for the remainder of 1999 for the purpose of achieving Year 2000 compliance.
































CAUTIONARY STATEMENT

     Statements in this Quarterly Report on Form 10-Q which express our "belief", "anticipation" or "expectation", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors, such as developments in our current rate proceeding, competitive market pressures, material changes in demand from larger customers, changes in weather, availability of labor, failure of critical suppliers to meet Year 2000 compliance, changes in government policies and changes in economic conditions, could cause results to differ materially from those in the forward-looking statements.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     On April 30, 1999, Artesian Water filed a petition with the PSC to implement new rates to meet an increased revenue requirement of approximately 10.35%, or $2.7 million on an annualized basis. On September 30, 1999 Artesian Water filed a supplemental rate increase request which reduced the Company's increase from $2.7 million to approximately $2.5 million. Artesian Water is permitted to collect a temporary increase not in excess of $2.5 million on an annualized basis, under bond, until permanent rates are approved by the PSC. Such temporary rates became effective July 1, 1999.

     There are no other material legal proceedings pending at this date.

ITEM 2 - CHANGES IN SECURITIES

     Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5 - OTHER INFORMATION

     Not applicable.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed for the quarter ended September 30, 1999.




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

                             ARTESIAN RESOURCES CORPORATION


11/12/99                     /s/ Dian C. Taylor
                             Dian C. Taylor
                             President, CEO, and Chair of the Board
                             Artesian Resources Corporation and Subsidiaries


11/12/99                     /s/ David B. Spacht
                             David B. Spacht
                             Vice President, Chief Financial Officer, and
                             Treasurer
                             Artesian Resources Corporation and Subsidiaries