Form 10-K
period 1999-12-31
ARTESIAN RESOURCES CORP
filed 2000-03-30
CIK 863110

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 1999

Commission file number 0-18516

ARTESIAN RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization: Delaware

I.R.S. Employer Identification No.: 51-0002090

Address of principal executive offices: 664 Churchmans Road, Newark, Delaware, Zip Code: 19702

Registrant's telephone number, including area code: 302-453-6900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A Non-Voting Common Stock

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes _ No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X Yes _ No

The aggregate market value of the non-voting and voting stock held by non-affiliates of the registrant at March 1, 2000 was $36,652,896 and $3,647,417, respectively.

As of March 1, 2000, 1,609,474 shares and 391,824 shares of Class A Non-Voting Common Stock and Class B Common Stock, respectively, were outstanding.

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

          We distribute and sell water to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware. As of December 31, 1999, we had approximately 62,600 metered customers and served a population of approximately 200,000, representing approximately 27% of Delaware's total population. We also provide water for public and private fire protection to customers in our service territories. Our gross water sales revenue for 1999 was approximately $26.3 million, and our percentages of gross water sales revenue by major customer classifications were 61.4% for residential, 29.0% for commercial, industrial, governmental, municipal and utility, and 9.6% for fire protection and other. These percentages have remained fairly constant for the past three years.

          Our current market area is the State of Delaware, which had a population of approximately 744,000 at December 31, 1999. According to the Delaware Economic Development Office, Delaware's population has increased by approximately 5.7% over the six-year period ended December 31, 1999. Most of our existing exclusive franchised service areas and customers are in New Castle County in northern Delaware. Although New Castle is the most populous of Delaware's three counties, Sussex County, in southern Delaware, has experienced the most significant growth with a population increase of approximately 15% over the last six years. The largest project we are currently undertaking with continued investment in 2000 is the expansion of our system in Sussex County, Delaware, which included enhancement of supply capabilities and installation of new transmission and distribution facilities with a total cost of $4.6 million. Substantial portions of Delaware, particularly outside of New Castle County, are not served by a public water system and represent potential new exclusive franchised service areas for Artesian Water. We continue to focus resources on developing and serving existing service territories and obtaining new territories throughout the state.

          In Delaware, a Certificate of Public Convenience and Necessity issued by the Delaware Department of Natural Resources and Environmental Control grants a water company the exclusive right to serve all existing and new customers within a designated area. In this Annual Report on Form 10-K, we refer to these Certificates as "CPCNs" or "franchises." We hold CPCNs for approximately 142 square miles of exclusive service territory, which is segmented into a number of service areas. Our largest connected regional water system, consisting of approximately 101 square miles and 61,000 customers, is located in northern Delaware. A significant portion of our exclusive service territory remains undeveloped, and if and when development occurs and there is population growth in these areas, we will increase our customer base by providing water service to the newly developed areas and new customers. The total number of customers we serve has grown at an average annual rate of approximately 2.6% for the last five years. Within our existing service territory, we hold CPCNs for over 4,000 acres zoned for industrial and manufacturing development. Nearly 2,000 of these acres have been targeted for development by the Delaware Economic Development Office, a state agency whose primary objective is to attract business and industry to Delaware, and we are partnering with the state to market these sites for industrial and manufacturing development.

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

          We acquired the rights to provide water to two municipalities and neighboring developments in Sussex County providing us the opportunity to serve approximately 10,000 new customers. We began construction in December 1998 of a fully integrated water system to serve both municipalities and we expect to add these new customers over the next two years. We also entered into agreements in 1998 to supply water to two municipalities in New Castle County.

          We have identified sufficient sources of groundwater supply to serve our expanding customer base for the foreseeable future. Our self-supply has increased from 63% of our total water supply in 1992 to approximately 81% in 1999. Since 1992, we have increased our sources of groundwater supply from our own wells by 50%, or nearly nine million gallons per day, and plan to continue development of new sources of groundwater supplies previously identified.

          Our primary sources of water are our wells that pump groundwater from aquifers and other formations. To supplement our groundwater supply, we purchase surface water through interconnections only in the northern service area of our New Castle County system. The purchased surface water is blended with our groundwater supply for distribution to our customers. Nearly 81% of the overall 6.8 billion gallons of water we distributed in all our systems during 1999 came from our groundwater wells, while the remaining 19% came from interconnections with other utilities and municipalities. During 1999, our average rate of water pumped was approximately 16.2 million gallons per day ("mgd") from our groundwater wells and approximately 2.3 mgd was supplied from interconnections. Our peak water supply capacity currently is approximately 48.0 mgd. Our peak water demand in 1999 was approximately 28.5 mgd. We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

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

          We have 14 interconnections with four neighboring water utilities and four municipalities which provide us with the ability to purchase or sell water. Interconnection agreements with Chester Water Authority and one municipality have "take or pay" clauses requiring us to take, as of December 31, 1999, minimum draws totaling 1.3 billion gallons annually. We presently use the minimum draws under these agreements. The Chester Water Authority agreement, which expires in 2021, provides for a renewal period of an additional 25 years at our option, subject to the approval of the Susquehanna River Basin Commission. We decided not to renew one interconnection agreement with the municipality, which reduced our overall take or pay requirement by 100 million gallons annually. Our remaining take or pay agreement with that municipality expires and is renewable in December 2001. All of the interconnections provide Artesian Water the ability to sell water to neighboring water utilities or municipalities.

          Under state laws and regulations, we are required to file applications with the Delaware Department of Natural Resources and Environmental Control for water allocation permits for each of our production wells pumping quantities of water above certain levels. Presently, we have permits for 59 wells, permit applications pending for 12 wells and 9 wells not requiring a permit. Our access to aquifers within our service territory is not exclusive. Water allocation permits control the amount of water which can be drawn from water resources and are granted with specific restrictions on water level draw down limits, annual, monthly and daily pumpage limits, and well field allocation pumpage limits. Our ability to supply the demands of our customers has not been affected by private usage of the aquifers by landowners or the limits imposed by the state. Because of the extensive regulatory requirements relating to the withdrawal of any significant amounts of water from the aquifers, we believe that third party usage of the aquifers within our service territory will not interfere with our ability to meet the present and future demands of our customers.

          At the end of 1999, we were serving customers through 842 miles of transmission and distribution mains. Mains range in diameter from two inches to twenty-four inches, and most of the mains are made of ductile iron, cast iron or transite pipe. Ductile iron is more durable than plastic and we install ductile iron pipes wherever possible. We are installing a more durable type of plastic pipe only near ocean front property in southern Delaware where corrosive conditions of the surrounding ground affect the longevity of ductile iron pipe. We also supply public fire protection service through 3,178 hydrants installed throughout our service territories.

          We have 25 storage tanks, most of which are elevated, providing total system storage of 36.5 million gallons. We also are developing and using an aquifer storage and recovery system. At some locations, we rely on hydro pneumatic tanks to maintain adequate system pressures. Where possible, we will combine our smaller satellite systems with systems having elevated storage facilities. In 1999, we completed a 500,000 gallon elevated storage facility to serve our newest service territory in the resort communities in Sussex County.

          We pump all of our water with electric power purchased from major electric utilities. We also have diesel and propane powered generating equipment at selected treatment and elevated storage facilities for the provision of basic water service during possible electrical outages.

          We derive about 90% of our self-supplied groundwater from wells located in the Coastal Plain. The remaining 10% comes from wells in the Piedmont area. We use a variety of treatment methods, including aeration, pH adjustment, chlorination, fluoridation and iron removal, to meet state and federal water quality standards. Additionally, a corrosion inhibitor is added to all of our self-supplied groundwater and most of the supply from interconnections. We have 34 different water treatment facilities. All water supplies that we purchase from neighboring utilities are potable. We believe the costs of treating groundwater are significantly lower than those of treating surface water.

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

          We filed for a rate increase in April 1999, but we cannot predict whether the Public Service Commission will approve the requested increase, approve a smaller increase or deny any such request. We currently derive our water service revenues from water consumption upon which base rates are applied, which were last increased as of July 1, 1999 to reflect a temporary increase of approximately 9.7% which Artesian Water is permitted to collect by law, under bond, until a final rate determination is made by the Public Service Commission. The previous increase was placed in effect May 13, 1998, which authorized a return on equity rate of 10.85%, with an overall rate of return on rate base of 9.51%.

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

          On December 19, 1996, Artesian Wastewater Management, Inc. ("Artesian Wastewater") was created as a non-regulated subsidiary of Artesian Resources. Artesian Wastewater provides wastewater treatment services in Delaware. In 1999, Artesian Wastewater began operating a wastewater facility for the town of Middletown in southern New Castle County. This subsidiary did not engage in any business activity in 1998 or 1997. On March 12, 1997, Artesian Wastewater became a one-third participant, along with heavy-construction contractor George and Lynch and engineering firm Woodward-Clyde International-Americas (a subsidiary of URS Greiner), in a limited liability company called AquaStructure Delaware, L.L.C., which intends to develop and market various proposals to provide wastewater treatment services.

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

          As of December 31, 1999, we employed 151 full-time and 7 part-time employees, all of whom were non-unionized. Of this number, 16 were officers and managers; 93 were employed as operations personnel, including engineers, technicians, draftsman, maintenance and repair persons, meter readers and utility personnel; and 45 were employed in the accounting, budgeting, information systems, human resources, customer relations, public relations and conservation departments. The remaining four employees were administrative personnel. We believe that our employee relations are good.

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

Item 3. - Legal Proceedings.

          On April 30, 1999, Artesian Water filed a petition with the PSC to implement new rates to meet an increased revenue requirement of approximately 10.35%, or $2.7 million on an annualized basis. On September 30, 1999, Artesian Water filed a supplemental rate increase request which reduced the Company's increase from $2.7 million to approximately $2.5 million. Artesian is permitted to collect a temporary increase not in excess of $2.5 million on an annualized basis, under bond, until permanent rates are approved by the PSC. Artesian Water has deferred approximately 56%, or $720,000, of the temporary increase placed into effect which represents the difference between our requested increase and the PSC staff's filed position with regard to our rate increase. Such temporary rates became effective July 1, 1999. We expect a final decision on this matter in the first six months of 2000. Any revenues which have been deferred and are subsequently approved for recovery will be recorded as revenue in 2000.

          There are no other material legal proceedings pending at this date.

Item 4. - Submission of Matters to a Vote of Security Holders.

          None.

PART II

Item 5. - Market for Company's Common Equity and Related Stockholder Matters.

          Artesian Resources' Class A Non-Voting Common Stock ("Class A Stock") is listed on the Nasdaq National Market and trades under the symbol "ARTNA." On March 1, 2000, there were 659 holders of record of the Class A Stock. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Class A Stock on the Nasdaq National Market and the cash dividends declared per share:

CLASS A NON-VOTING COMMON STOCK
				Dividend
1998		High	Low	Per Share
	First Quarter	$19.75	$18.25	$0.230
	Second Quarter	19.25	18.63	0.230
	Third Quarter	23.00	18.75	0.255
	Fourth Quarter	27.38	21.00	0.255
1999
	First Quarter	$27.75	$22.00	$0.260
	Second Quarter	26.25	21.00	0.260
	Third Quarter	25.13	22.19	0.270
	Fourth Quarter	31.75	22.50	0.270
2000
	First Quarter (through March 1, 2000)	$31.50	$24.00	$0.270

          The closing sale prices shown above reflect prices between dealers and do not include retail markups or markdowns or commissions and may not necessarily represent actual transactions.

          Our Class B Voting Stock ("Class B Stock") is quoted on the OTC Bulletin Board under the symbol "ARTNB". There has been a limited and sporadic public trading market for the Class B Voting Common Stock. As of March 1, 2000, the last reported trade of the Class B Voting Common Stock on the OTC Bulletin Board was at a price of $29.00 per share on February 11, 2000. As of March 1, 2000, we had 239 holders of record of the Class B Voting Common Stock.

WHERE YOU CAN FIND MORE INFORMATION

          We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any of the reports and other information we file at the SEC's public reference facilities located in Washington at Judiciary Plaza, Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549, in New York at 7 World Trade Center, Suite 1300, New York, New York 10048, and in Chicago at Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. You may call the SEC at 1-800-SEC-0330 for further information about the public reference rooms. Copies of such material can also be obtained from the Public Reference Room of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Our SEC filings are also available to the public over the Internet at the SEC's web site which is located at the following address: http://www.sec.gov.

          You may request a free copy of our Annual Report on Form 10-K for the year ended December 31, 1999, other than exhibits, by writing or telephoning us at: Artesian Resources Corporation, 664 Churchmans Road, Newark, Delaware 19702, Attention: Joseph A. DiNunzio, Vice President and Secretary [telephone (302) 453-6900].

Item 6 - Selected Financial Data.

SUMMARY OF FIVE YEARS OF OPERATIONS
(In thousands, except per share and operating data)
	FOR THE YEAR ENDED DECEMBER 31,
	1999	1998	1997	1996	1995
STATEMENT OF OPERATIONS DATA
Operating revenues
Water sales	$26,310	$25,096	$22,003	$20,547	$20,526
Other revenue	467	370	337	345	2,105
Total Operating Revenues	26,777	25,466	22,340	20,892	22,631

Operating expenses
Operating & maintenance (1)	14,690	14,273	12,775	12,154	14,297
Depreciation and amortization	2,417	2,183	2,441	2,193	2,240
State & federal income taxes	1,960	1,808	1,278	1,096	791
Property and other taxes	1,620	1,535	1,439	1,348	1,370
Total Operating Expenses	20,687	19,799	17,933	16,791	18,698

Operating income	6,090	5,667	4,407	4,101	3,933
Other income, Net	188	215	158	94	33
Total income before interest charges	6,278	5,882	4,565	4,195	3,966

Interest charges	3,298	3,162	2,580	2,536	2,759

Net income	2,980	2,720	1,985	1,659	1,207
Dividends on preferred stock	71	82	93	105	119
Net income applicable to common stock	$ 2,909	$ 2,638	$ 1,892	$ 1,554	$ 1,088

Net income per share of common stock:
Basic	$ 1.48	$ 1.47	$ 1.07	$ 1.03	$ 1.05
Diluted	$ 1.46	$ 1.45	$ 1.07	$ 1.03	$ 1.05

Avg. shares of common stock outstanding
Basic	1,961	1,796	1,762	1,509	1,032
Diluted	1,996	1,816	1,775	1,515	1,034
Cash dividends per share of common stock	$ 1.06	$ 0.97	$ 0.92	$ 0.90	$ 0.63

	AS OF OR FOR THE YEAR ENDED DECEMBER 31,
BALANCE SHEET DATA	1999	1998	1997	1996	1995
Utility plant, at original cost less
accumulated depreciation	$122,481	$109,780	$ 97,694	$ 88,993	$ 83,160
Total assets	$132,482	$119,376	$107,867	$ 99,708	$ 96,841
Notes payable	$ 7,617	$ 7,704	$ 1,164	$ 25	$ 9,225
Long-term obligations and redeemable
preferred stock, including current portions	$ 36,165	$ 32,696	$ 32,861	$ 27,434	$ 25,876
Stockholders' equity	$ 32,356	$ 27,933	$ 26,587	$ 25,759	$ 15,668
Total capitalization	$ 67,285	$ 60,486	$ 59,290	$ 52,695	$ 34,086
OPERATING DATA
Average water sales per customer	$ 420	$ 419	$ 376	$ 359	$ 367
Water pumped (millions of gallons)	6,758	6,739	6,637	6,419	6,561
Number of metered customers	62,621	60,688	59,218	57,934	56,672
Miles of water main	842	820	797	781	763

(1) For the year ended December 31, 1995, includes a write-down of $784 in connection with our sale of an office building and a $128 loss on our disposal of Artesian Laboratories, Inc.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

          Artesian Water, our principal subsidiary, is the oldest and largest public water utility in the State of Delaware and has been providing water service within the state since 1905. We distribute and sell water to residential, commercial, industrial, governmental, municipal and utility customers throughout Delaware. As of December 31, 1999, we had approximately 62,600 metered customers and served a population of approximately 200,000, representing approximately 27% of Delaware's total population.

          The Delaware Public Service Commission regulates Artesian Water's rates charged for water service, the sale and issuance of securities, mergers and other matters. We periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business. Increases in customers served by Artesian Water also contribute to increases in our operating revenues. We continue our efforts to contain expenses and improve efficiencies which contribute to increases in our operating income. Our business is also subject to seasonal fluctuations and the effects of weather.

1999 Compared to 1998

Operating Revenues

          We realized 98.3% of our total revenue in 1999 from the sale of water. Water sales revenue increased $1,214,000, or 4.8%, for the year ended December 31, 1999 compared to 1998. The increase was primarily due to a temporary rate increase placed in effect on July 1, 1999, and to a 3.2% increase in the number of customers served. In Delaware, utilities are permitted to place rates into effect on a temporary basis pending completion of a rate increase application. Specific statutes permit the recovery of appropriate increases under certain terms and conditions including the provision that, if such rates are found to be in excess of rates which the Commission finds to be appropriate, the utility must refund the portion found in excess to customers with interest. In addition to the revenues reported as operating revenues, we have deferred approximately 56%, or $720,000, of the temporary increase placed into effect which represents the difference between our requested increase and the Public Service Commission staff's filed position with regard to our rate increase. We expect a final decision on this matter in the first six months of 2000. Any revenues which have been deferred and are subsequently approved for recovery will be recorded as revenue in 2000.

Operating Expenses

          Operating expenses increased $417,000, or 2.9%, primarily due to increased payroll and related expenses and increased regulatory expenses, including rate case related expenditures. The ratio of operating expense to total revenue was 54.9% for the year ended December 31, 1999, compared to 56.0% for the year ended December 31, 1998. Payroll and related expenses increased $538,000, or 8.3%, primarily due to the addition of new employees and increases in annual merit and incentive compensation and the results of a 17% increase in medical insurance premiums. Rate case expenses increased approximately $105,000, or 29.0%, due to the write-off of $165,000 in unrecoverable rate case expenses from our 1997 rate increase request. Power expense increased $58,000 due to the addition of new wells and treatment facilities. Expense related to the write-off of uncollectible accounts increased approximately $52,000 primarily due to increases in rates and growth in customer base. Purchased water expense decreased approximately $176,000 primarily due to mandatory drought restrictions placed in effect in August 1999 which led to a reduced purchase water requirement from our supply from Chester Water Authority. In addition, our expense for painting tanks decreased $263,000, as we could not take any of our tanks out of service during 1999 to paint while our service area was experiencing a severe drought. Our legal expense increased $64,000 primarily due real estate and other general corporate governance matters.

          Depreciation and amortization expense increased $234,000, or 10.7%, due to increases in our utility plant in service. Income tax expense increased $152,000, or 8.4%, due to increased profitability in 1999. Our total effective income tax rate for 1999 was 39.8% compared to 39.9% for 1998.

Interest Charges

          Interest charges increased approximately $136,000, or 4.3%, primarily due to the $111,000 in interest expense related to the $4.5 million note issued to Ellis and Helena Taylor in exchange for the purchase of 24,165 shares of Class A Non-Voting Common Stock and 126,353 shares of Class B Common Stock.

Net Income

          For the year ended December 31, 1999, our net income applicable to common stock increased by $271,000, or 10.3%, compared to the same period in 1998. The increase in net income was primarily due to a temporary rate increase placed in effect in July 1999 and the addition of new customers. Reductions in purchased water and tank painting expenses also contributed to the increase in net income for the year.

1998 Compared to 1997

Operating Revenues

          We realized 98.5% of our total revenue in 1998 from the sale of water. Water sales revenue increased $3,093,000, or 14.1%, for the year ended December 31, 1998, compared to 1997. The increase was primarily due to rate increases placed in effect in late 1997 and in 1998, and to a 2.5% increase in the number of customers served, which was slightly offset by a decrease in usage per customer.

Operating Expenses

          Operating and maintenance expenses increased $1,498,000, or 11.7%, primarily due to increased payroll and related expenses and increased regulatory expenses, including rate case amortization. The ratio of operating and maintenance expense to total revenue was 56.0% for the year ended December 31, 1998, compared to 57.2% for the same period in 1997. Payroll and related expenses increased $517,000, or 8.7%, primarily due to the addition of new employees and increases in annual merit and incentive compensation. Rate case amortization expense increased $249,000, or 223.0%, due to the use of a two-year amortization period for a portion of deferred rate case costs. Rent expense increased $193,000, or 271.8%, due to the renewal of the office building lease with White Clay Realty, which was reclassified as an operating lease effective January 1, 1998. Repair and maintenance expense increased $251,000, or 41.0%, due to the timing of storage tank maintenance.

          Depreciation and amortization expense decreased $258,000, or 10.6%, due to the expiration of the White Clay Realty lease, described previously, and lower book depreciation rates approved in our last rate case. Income tax expense increased $530,000, or 41.5%, reflecting our increased profitability in 1998. Our total effective income tax rate for 1998 was 39.9% compared to 39.7% for 1997.

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

Liquidity & Capital Resources

Overview

          Our primary sources of liquidity for 1999 were $8.0 million from the net proceeds from the issuance of Class A Non-Voting Common Stock and $7.5 million provided by cash flow from operating activities. Cash flow from operating activities was primarily provided by our utility operations, and is impacted by operating and maintenance expenses, the timeliness and adequacy of rate increases and weather conditions.

          We rely on our sources of liquidity for investments in our utility plant and systems and to meet our various payment obligations. We currently estimate that our aggregate investments in our utility plant and systems in 2000 will be approximately $15.6 million. Our total obligations related to dividend and sinking fund payments on preferred stock, interest and principal payments on indebtedness, rental payments and water service interconnection agreements for 2000 are anticipated to be approximately $4.1 million.

Investment in Utility Plant and Systems

          Capital expenditures increased by approximately $1.0 million for the year ended December 31, 1999, or approximately 7.1%, from $14.3 million in 1998 to $15.3 million in 1999. Investment in utility plant, excluding amounts contributed by real estate developers, increased by $800,000, or 6.4%, from $12.5 million in 1998 to $13.3 million recorded in 1999. In addition, developers financed $2.4 million for the installation of water mains and hydrants serving their developments, compared to $1.8 million financed by developers in 1998. We invested over $5.2 million in Sussex County on the first section of our single largest project in 1999 which included a new transmission main, a treatment facility and an elevated storage tank. We invested nearly $4.1 million in our continuing efforts to increase our sources of supply by constructing new wells and associated equipment, new treatment facilities, rehabilitating our current facilities and improving our Aquifer Storage and Recovery system. We invested $1.8 million as part of our replacement and renewal program, and our installation of new services. We also invested $1.6 million in leasehold improvements, generators, general plant and equipment. In addition, we invested $580,000 for the relocation of existing mains as a result of government-mandated roadway construction.

          We have planned to invest approximately $15.6 million in utility plant in 2000. Developers are expected to finance an additional $3.4 million in utility plant construction. The largest project we are currently undertaking with continued investment in 2000 is the expansion of our system in Sussex County Delaware which includes enhancement of supply capabilities and installation of new transmission and distribution facilities with a total cost of approximately $4.6 million. We intend to invest approximately $1.7 million in other new sources of water supply, new treatment facilities and the rehabilitation of current facilities. In order to continue to provide superior quality water service, we plan to invest approximately $2.1 million in our transmission and distribution system for replacements and renewals, hydraulic improvements, maintenance of water storage facilities and new services. In addition, we have projected an investment of $3.2 million in other general plant and facilities.

          The remaining $4.0 million of anticipated investments is for projects for which the timing of initiation and completion are directly influenced by the needs of developers or governmental agencies. The largest portion of this projected investment is directly related to the relocation of existing mains as a result of government-mandated roadway construction totaling approximately $3.0 million. In addition, we expect to invest $1.0 million in projects for prospective developments in southern New Castle and Sussex Counties, which include the installation of new wells, treatment facilities and transmission mains. We may exercise some discretion in the exact timing of projects for prospective developments.

Financing

          We have several sources of liquidity to finance our investment in utility plant and other fixed assets. Developer advances and contributions in aid of construction are used for the installation of mains and hydrants in new developments. We estimate that approximately $15.6 million of our capital expenditures will be financed by our operations and external sources, including a combination of capital investment, long-term debt financing and short-term borrowings under our revolving credit agreements discussed below. The remaining $3.4 million of capital expenditures will be financed by developers.

          At December 31, 1999, we had a working capital deficit of $10.5 million mainly due to borrowings on our lines of credit of $7.6 million, a $1.1 million increase in the current portion of long-term debt, an $810,000 increase in accounts payable and $720,000 deferred revenue which has been held in reserve until the rate proceeding is completed. The $1.1 million increase in the current portion of long-term debt is related to a portion of the amount due to Ellis and Helena Taylor under the terms of the stock purchase agreement which we discuss below.

          On April 13, 1999, Artesian Resources issued 325,000 shares of Class A Non-Voting Common Stock at $25.00 per share in an underwritten public offering, and the net proceeds of approximately $7.5 million were used to reduce Artesian Water's borrowing on the lines of credit incurred to finance investment in utility plant.

          On May 4, 1999, we purchased from Ellis and Helena Taylor 24,165 shares of Class A Non-Voting Common Stock for $604,125 and 126,353 shares of Class B Common Stock for $3,845,875, subject to certain upward adjustments based upon increases in our book value per common share, payable in equal quarterly installments over a four year period and bearing interest at a rate equal to the amount that the sellers would have received in dividends on the shares as to which the principal amount has not yet been paid. We anticipate that this obligation will be funded by our cash flow from operations and external sources.

          At December 31, 1999, Artesian Water had lines of credit with three separate financial institutions totaling $35.0 million to meet its temporary cash requirements. These revolving credit facilities are unsecured. As of December 31, 1999, we had $27.4 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate plus 1.0% or the bank's federal funds rate plus 1.0%, at our discretion. All the facilities are reviewed annually by each bank for renewal.

          We may from time to time sell securities to meet capital requirements. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

Impact of Recent Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and hedging activities. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement 133," which deferred the effective date of this standard to financial years beginning after June 15, 2000. We plan to adopt this statement effective January 1, 2001. Our adoption of this statement will not have a material impact on our financial condition or results of operations.

Year 2000 Compliance

          In 1999, our management completed an assessment of all our information and non-information technology systems and implemented a company-wide program which was designed to assure Year 2000 compliance. Since then, there have been no identified problems related to recognition of the Year 2000. We do not anticipate any problems related to the Year 2000 issue, however, we continue to monitor all our systems to assure continued uninterrupted operations.

Cautionary Statement

          Statements in this Annual Report which express our "belief," "anticipation" or " expectation," as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors, such as competitive market pressures, material changes in demand from larger customers, changes in weather, availability of labor, changes in government policies, levels of rate relief granted and changes in economic conditions, could cause results to differ materially from those in the forward-looking statements.

Item 7a - Quantitative and Qualitative Disclosures about Market Risk.

          None.

Item 8 - Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEET
(In thousands)
	December 31, 1999	December 31, 1998
ASSETS
Utility plant, at original cost
less accumulated depreciation	$122,481	$109,780
Current assets	-----------	-----------
Cash and cash equivalents	122	114
Accounts receivable, net	2,335	1,968
Unbilled operating revenues	2,007	1,981
Materials and supplies-at cost
on FIFO basis	710	617
Prepaid property taxes	548	552
Prepaid expenses and other	306	327
	------------	------------
	6,028	5,559
Other assets	------------	------------
Non-utility property (less accumulated
depreciation 1999-$159;1998-$152)	273	280
Other deferred assets	1,092	1,071
	------------	------------
	1,365	1,351
Regulatory assets, net	2,608	2,686
	------------	------------
	$132,482	$119,376
	=======	=======
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$ 1,998	$ 1,803
Additional paid-in capital	24,153	18,073
Retained earnings	5,933	7,785
Preferred stock	272	272
	-----------	-----------
Total stockholders' equity	32,356	27,933
Preferred stock-mandatorily redeemable,	-----------	-----------
net of current portion	400	500
Long-term debt, net of current portion	34,529	32,053
	-----------	-----------
	67,285	60,486
Current liabilities	-----------	-----------
Notes payable	7,617	7,704
Current portion of long-term debt	1,136	43
Current portion of mandatorily redeemable preferred stock	100	100
Accounts payable	3,958	3,148
Overdraft payable	581	635
Income taxes payable	665	---
Deferred income taxes	---	190
Interest accrued	655	940
Customer deposits	388	388
Other	1,439	903
	-----------	-----------
	16,539	14,051
Deferred credits and other liabilities	-----------	-----------
Net advances for construction	18,749	18,337
Postretirement benefit obligation	1,538	1,627
Deferred investment tax credits	964	994
Deferred income taxes	2,776	1,471
Commitments and contingencies (Note 11)	24,027	22,429
Net contributions in aid of construction	24,631	22,410
	------------	------------
	$132,482	$119,376
	=======	=======

The notes and schedules are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amount)
	For the Year Ended December 31,
	1999	1998	1997
Operating revenues
Water sales	$26,310	$25,096	$22,003
Other utility operating revenue	427	370	337
Non-utility operating revenue (Note 7)	40	---	---
	---------	----------	----------
	26,777	25,466	22,340
	---------	----------	----------
Operating expenses
Utility operating expenses	14,426	14,012	12,487
Non-utility operating expenses (Note 7)	37	33	41
Related party expenses (Note 8)	227	228	247
Depreciation and amortization	2,417	2,183	2,441
Taxes
State and federal income
Currently payable	921	440	336
Deferred	1,039	1,368	942
Property and other	1,620	1,535	1,439
	----------	----------	----------
	20,687	19,799	17,933
	----------	----------	----------
Operating income	6,090	5,667	4,407

Other income, Net
Allowance for funds used during construction	133	156	165
Miscellaneous	55	59	(7)
	----------	----------	----------
	188	215	158
	----------	----------	----------
Income before interest charges	6,278	5,882	4,565
	----------	----------	----------
Interest charges	3,298	3,162	2,580
	----------	----------	----------
Net Income	$ 2,980	$ 2,720	$ 1,985
Dividends on preferred stock	71	82	93
	----------	----------	----------
Net income applicable to common stock	$ 2,909	$ 2,638	$ 1,892

Income per common share:
Basic	$ 1.48	$ 1.47	$ 1.07
Diluted	$ 1.46	$ 1.45	$ 1.07

Weighted average common shares outstanding:
Basic	1,961	1,796	1,762
Diluted	1,996	1,816	1,775

Cash dividends per share of common stock	$ 1.06	$ 0.97	$ 0.92

The notes and schedules are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
	For the Year Ended December 31,
	1999	1998	1997
Cash flows from operating activities
Net income	$ 2,980	$ 2,720	$ 1,985

Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	2,285	2,029	2,287
Deferred income taxes, net	1,085	1,261	920
Allowance for funds used during construction	(133)	(156)	(165)
Changes in assets and liabilities:
Accounts receivable, net	(367)	163	(247)
Unbilled operating revenues	(26)	(112)	(205)
Materials and supplies	(93)	(7)	11
Prepaid property taxes	4	(33)	(29)
Prepaid expenses and other	21	61	(68)
Other deferred assets	(21)	137	(22)
Regulatory assets	78	132	(223)
Accounts payable	810	532	(267)
State and federal income taxes	665	135	97
Interest accrued	(285)	60	250
Customer deposits and other, net	536	561	(166)
Postretirement benefit obligation	(89)	(77)	(56)

Net cash provided by operating activities	7,450	7,406	4,102

Cash flows used in investing activities
Capital expenditures (net of AFUDC)	(15,349)	(14,333)	(11,242)
Proceeds from sale of assets	6	15	366

Net cash used in investing activities	(15,343)	(14,318)	(10,876)

Cash flows from financing activities
Net (repayments) borrowings under line of credit agreements	(87)	6,540	(7,919)
Overdraft payable	(54)	125	(177)
Net advances and contributions in aid of construction	3,129	1,751	1,377
Proceeds from issuance of long-term debt	---	---	15,000
Proceeds from issuance of common stock	7,960	448	555
Dividends	(2,173)	(1,822)	(1,712)
Principal payments under capital lease obligation	(47)	(50)	(239)
Principal payments under long-term debt obligations	(727)	---	---
Redemption of preferred stock	(100)	(112)	(113)

Net cash provided by financing activities	7,901	6,880	6,772

Net decrease in cash and cash equivalents	8	(32)	(2)

Cash and cash equivalents at beginning of year	114	146	148
Cash and cash equivalents at end of year	$ 122	$ 114	$ 146

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 3,513	$ 3,192	$ 2,305
Income taxes paid	$ 256	$ 480	$ 387

Supplemental Schedule of Non-Cash Investing and Financing
Activities:
Capital lease obligations incurred	$ ---	$ ---	$ 67

During 1999 24,165 shares of class A stock and 126,353 shares of class B stock were reacquired in exchange for a note in the amount of $4,450,000 which is discusses under Note 6.

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
Net income
Cash dividends declared
Common stock
Preferred stock
Stock repurchase		(24,165)	(126,353)
Issuance of common stock
Issuance of common stock (3)		325,000
Dividend reinvestment plan		7,109	5,451
Employee stock options		5,366
Employee Retirement Plan (4)		1,764
Balance as of December 31, 1999	10,868	1,606,195	391,824

(1) At December 31, 1999, 1998 and 1997, Class A Non-Voting Common Stock had 3,500,000 shares authorized.

(2) At December 31, 1999, 1998 and 1997, Class B Common Stock had 1,040,000 shares authorized.

(3) Artesian Resources Corporation issued 325,000 shares of Class A Non-Voting Common Stock on April 13, 1999.

(4) Artesian Resources registered 200,000 shares of Class A Non-Voting Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.

The notes and schedules are an integral part of the consolidated financial statements.

	$25 Par Value
	Preferred	$1 Par Value
	7% Prior	Class A	$1 Par Value
	Preferred	Non-Voting (1)	Class B (2)

Balance as of December 31, 1996	$ 272	$ 1,244	$ 504
Net income
Cash dividends declared
Common stock
Preferred stock
Issuance of common stock
Bonus Issuances		2
Dividend reinvestment plan		8	3
Employee stock options		5
Employee Retirement Plan (4)		14
Balance as of December 31, 1997	$ 272	$ 1,273	$ 507
Net income
Cash dividends declared
Common stock
Preferred stock
Issuance of common stock
Dividend reinvestment plan		7	5
Employee stock options		1
Employee Retirement Plan (4)		10
Balance as of December 31, 1998	$ 272	$ 1,291	$ 512
Net income
Cash dividends declared
Common stock
Preferred stock
Stock repurchase		(24)	(126)
Issuance of common stock
Issuance of common stock (3)		325
Dividend reinvestment plan		7	6
Employee stock options		5
Employee Retirement Plan (4)		2
Balance as of December 31, 1999	$ 272	$ 1,606	$ 392

	Additional
	Paid-in	Retained
	Capital	Earnings	Total

Balance as of December 31, 1996	$17,125	$ 6,614	$25,759
Net income		1,985	1,985
Cash dividends declared
Common stock		(1,619)	(1,619)
Preferred stock		(93)	(93)
Issuance of common stock
Bonus Issuances	36		38
Dividend reinvestment plan	193		204
Employee stock options	65		70
Employee Retirement Plan (4)	229		243
Balance as of December 31, 1997	$17,648	$ 6,887	$26,587
Net income		2,720	2,720
Cash dividends declared
Common stock		(1,740)	(1,740)
Preferred stock		(82)	(82)
Issuance of common stock
Dividend reinvestment plan	230		242
Employee stock options	18		19
Employee Retirement Plan (4)	177		187
Balance as of December 31, 1998	$18,073	$ 7,785	$27,933
Net income		2,980	2,980
Cash dividends declared
Common stock		(2,102)	(2,102)
Preferred stock		(71)	(71)
Stock repurchase	(1,535)	(2,659)	(4,344)
Issuance of common stock
Issuance of common stock (3)	7,215		7,540
Dividend reinvestment plan	270		283
Employee stock options	83		88
Employee Retirement Plan (4)	47		49
Balance as of December 31, 1999	$24,153	$ 5,933	$32,356

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

          In accordance with a rate order issued by the PSC, Artesian Water accrues an Allowance for Funds Used During Construction ("AFUDC"). AFUDC, which represents the cost of funds devoted to construction projects through the date the project is placed in service, is capitalized as part of construction work in progress. The rate used for the AFUDC calculation is based on Artesian Water's weighted average cost of debt and the rate of return on equity authorized by the PSC. The rate used to capitalize AFUDC in 1999, 1998 and 1997 was 9.4%, 9.5%, and 9.7%, respectively.

Utility plant comprised:

		December 31,
		(in thousands)
	Estimated
	Useful Life
	In Years	1999	1998
Utility plant, at original cost
Utility plant in service
Intangible plant	---	$ 119	$ 113
Source of supply plant	45-85	7,559	6,489
Pumping and water treatment plant	35-62	16,356	12,588
Transmission and distribution plant
Mains	81	74,385	70,237
Services	39	12,869	11,847
Storage Tanks	76	9,782	8,906
Meters	26	7,269	6,799
Hydrants	60	4,219	3,973
General plant	5-31	11,327	9,477
Property held for future use	---	2,493	2,210
Construction work in progress	---	2,571	1,402
		148,949	134,041
Less - accumulated depreciation		26,468	24,261
		$122,481	$109,780

Depreciation and Amortization-- For financial reporting purposes, depreciation is provided using the straight-line method at rates based on estimated economic useful lives which range from 5 to 85 years. Composite depreciation rates for utility plant were 2.15%, 2.11% and 2.38%, for the years ended December 31, 1999, 1998, and 1997, respectively. In a rate order issued by the PSC, the Company was directed effective January 1, 1998 to begin using revised depreciation rates for utility plant. In rate orders issued by the PSC, Artesian Water was directed effective May 28, 1991, and August 25, 1992, to offset depreciation on utility property funded by Contributions in Aid of Construction ("CIAC") and Advances for Construction ("Advances"), respectively, against CIAC and Advances. Other deferred assets are amortized using the straight-line method over applicable lives which range from 2 to 10 years.

Regulatory Assets-- Certain expenses, which are recoverable through rates, without a return on investment, as permitted by the PSC, are deferred and amortized during future periods using various methods. Expenses related to rate proceedings are amortized on a straight-line basis over a period of 2 to 5 years. The postretirement benefit obligation, which is being amortized over 20 years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments. The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customers reverse.

Regulatory assets at December 31, net of amortization, comprised:

	(in thousands)
	1999	1998
	------	------
Postretirement benefit obligation	$1,538	$1,627
Deferred income taxes recoverable in future rates	680	695
Expense of rate proceedings	390	364
	--------	--------
	$2,608	$2,686

Other Deferred Assets-- Certain expenses are deferred and amortized using the straight-line method over various time periods ranging from 2 to 25 years. In 1992, Artesian Water entered a 10 year agreement for a water service interconnection with the Chester (Pennsylvania) Water Authority ("Chester"). The interconnection was placed in service during October 1992, at a total cost of $1.5 million and is being amortized over a 10 year period as approved by the PSC.

Other deferred assets at December 31, net of amortization, comprised:

	(in thousands)
	1999	1998
	------	------
Chester interconnection	$ 446	$ 576
Debt issuance expense	297	225
Other	349	270
	--------	--------
	$1,092	$1,071

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

Income Taxes-- Deferred income taxes are provided in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" on all differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements based on the enacted tax rates to be in effect when such temporary differences are expected to reverse.

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

Net Income Per Common Share-- The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") in the fourth quarter of 1997. The adoption of this statement had no effect on the results of operations, financial conditions, or long-term liquidity.

Revenue Recognition and Unbilled Revenues- Water service revenue for financial statement purposes includes amounts billed to customers on a cycle basis and unbilled amounts based upon estimated usage from the date of the last meter reading to the end of the accounting period.

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

Long-term Financial Liabilities-- The fair value of Artesian Resources' long-term debt and mandatorily redeemable preferred stock as of December 31, 1999 and 1998, determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities, are approximately as shown below.

Fair value of financial instruments at December 31, comprised:

	(in thousands)
	1999		1998
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$34,529	$35,405	$32,053	$35,205
Mandatorily redeemable preferred stock	$ 400	$ 367	$ 500	$ 454

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

NOTE 3

INCOME TAXES

          Deferred income taxes reflect temporary differences between the valuation of assets and liabilities for financial and tax reporting.

          At December 31, 1999, for state income tax purposes, Artesian Resources had recorded a deferred tax asset of $671,000 to reflect separate company net operating loss carryforwards aggregating approximately $7,707,000. These net operating loss carryforwards will expire if unused between 2000 and 2019. Artesian Resources has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of the state net operating loss carryforwards. The valuation allowance increased from $665,000 in 1998 to $671,000 in 1999 as a result of additional net operating losses that are expected to expire unutilized.

          At December 31, 1997, for federal income tax purposes, there was a consolidated net operating loss carryforward of approximately $575,000, which was utilized in its entirety in 1998. At December 31, 1999, for federal income tax purposes, there were minimum tax credit carryforwards aggregating approximately $825,000 resulting from the payment of alternative minimum tax in current and prior years. These minimum tax credit carryforwards may be carried forward indefinitely to offset future regular federal income taxes. Artesian Resources has not recorded a valuation allowance for these federal tax carryforwards, because the Company believes it is more likely than not that such benefits will be realized.

SCHEDULE OF INCOME TAX EXPENSE
(in thousands)
	For the Year Ended December 31,
	1999	1998	1997
State income taxes
Current	$232	$ 23	$(23)
Deferred - current
Property taxes	---	3	2
Allowance for bad debts	(1)	(2)	---
Deferred - non-current
Accelerated depreciation	281	251	235
Rate case expenses	2	(3)	27
Taxable contractor advances and contributions in aid of construction	---	87	62
Tax credit carryforwards	---	41	(31)
Other	(79)	(6)	21

Total State income tax expense	$435	$394	$ 293

Federal income taxes
Current	$ 689	$ 417	$ 359
Deferred - current
Property taxes	(1)	8	10
Allowance for bad debts	(5)	(8)	(2)
Deferred non-current
Accelerated depreciation	1,004	898	876
Rate case expenses	8	(12)	95
Taxable contractor advances and contributions in aid of construction	---	310	222
Federal tax credit carryforwards	3	(173)	(532)
Amortization of investment tax credits	---	---	8
Alternative Minimum Tax	128	---	---
Amortization of regulatory asset for deferred taxes	---	15	15
Other	(301)	(41)	(66)

Total Federal income tax expense	$1,525	$1,414	$ 985

RECONCILIATION OF EFFECTIVE TAX RATE
(In thousands)
	For the Year Ended December 31,
	1999		1998		1997
	Amount	%	Amount	%	Amount	%
Reconciliation of effective tax rate
Income before federal and state income
taxes less amortization of deferred
investment tax credits	$4,926	100.0	$4,533	100.0	$3,221	100.0
Amount computed at statutory rate	1,675	34.0	1,541	34.0	1,095	34.0
Reconciling items
State income tax-net of federal tax benefit	287	5.8	272	6.0	193	6.0
Other	(2)	---	(5)	(0.1)	(10)	(0.3)
Total income tax expense and effective rate	$1,960	39.8	$1,808	39.9	$1,278	39.7

Deferred income taxes at December 31, 1999, and 1998, were comprised of the following:

	(in thousands)
Deferred tax assets related to:	1999	1998
	------	------
Federal minimum tax credit carryforwards	$ 825	$ 879
Federal and state operating loss carryforwards	671	665
Bad debt allowance	34	28
Valuation allowance	(671)	(665)
Total deferred tax assets	859	907

Deferred tax liabilities related to:
Property plant and equipment basis differences	(3,601)	(2,246)
Expenses of rate proceedings	(155)	(145)
Property taxes	(217)	(218)
Other	399	41
Total deferred tax liabilities	(3,574)	(2,568)

Net deferred tax liability	$(2,715)	$(1,661)

          Deferred taxes, which are classified into a net current and noncurrent balance, are presented in the balance sheet as follows:

	(in thousands)
	1999	1998
	------	------
Current deferred (liability) asset	$ 61	$ (190)
Noncurrent deferred tax liability	(2,776)	(1,471)
	----------	----------
Net deferred tax liability	$(2,715)	$(1,661)

NOTE 4

PREFERRED STOCK

          Artesian Resources has two classes of preferred stock outstanding. The 7% Prior Preferred stock (on which dividends are cumulative) is redeemable at Artesian Resources' option at $30.00 per share plus accrued dividends. The 9.96% Series Cumulative Prior Preferred Stock has annual mandatory redemption requirements and is redeemable at Artesian Resources' option at various declining prices ranging from $25.75 through January 31, 2000, to $25.00 after February 1, 2003. Under mandatory sinking fund provisions, redemptions will aggregate $100,000(4,000 shares) annually in 2000 through 2004. The Company also has 100,000 shares of $1.00 par value Series Preferred stock authorized but unissued. See the Consolidated Statements of Stockholders' Equity.

          There are 80,000 authorized shares of the 9.96% Series Cumulative Prior Preferred Stock with a par value of $25 per share, of which 20,000 and 24,000 shares were outstanding as of December 31, 1999 and 1998, respectively. Cash dividends paid in 1999 and 1998 were $52,000 and $62,000, respectively.

NOTE 5

COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

          The Class A Non-Voting Common Stock ("Class A Stock") of Artesian Resources trades on the NASDAQ National Market under the symbol ARTNA. The Class B Common Stock of Artesian Resources trades on the NASDAQ Bulletin Board under the symbol ARTNB.

          In 1999, Artesian Resources issued 325,000 shares of Class A Stock at $25.00 per share. Net proceeds from the offering were used to reduce debt incurred to finance investment in utility plant.

          Contributions to the Tax Reduction Act Employees' Stock Ownership Plan (PAYSOP) by Artesian Resources for the purchase of its Class B Common stock on behalf of employees were limited to dividend reinvestments in 1997 and 1996. In 1997 the PAYSOP was merged into the Company's 401(k) plan. Under Artesian Resources' dividend reinvestment plan, stockholders were issued 12,560, 12,876 and 11,589 shares at fair market value for the reinvestment of $283,000, $242,000 and $204,000 of their cash dividends for the years 1999, 1998 and 1997, respectively.

NOTE 6

DEBT

          Artesian Water has available unsecured lines of credit, with no financial covenant restrictions, totaling $35.0 million at December 31, 1999, which are renewable annually at the banks' discretion. Borrowings under the lines of credit bear interest based on the London Interbank Offering Rate ("LIBOR") plus 1.0% for 30, 60, 90, or 180 days or the banks' Federal Funds Rate plus 1.0%, at the option of Artesian Water.

          At December 31, 1999, 1998, and 1997, Artesian Water had $7.6 million, $7.7 million and $1.2 million outstanding under these lines at weighted average interest rates of 6.3%, 6.0% and 7.6%, respectively. The maximum amount outstanding was $11.6 million, $9.1 million and $13.0 million in 1999, 1998, and 1997, respectively. The average amount outstanding was approximately $7.7 million, $4.4 million and $5.1 million, at weighted average annual interest rates of 6.0%, 6.0% and 6.5% in 1999, 1998, and 1997, respectively.

          On June 17, 1997, Artesian Water issued a $10.0 million, 7.84%, ten year Series M Mortgage Bond and borrowed $2.5 million against a $5.0 million, ten year Series N Mortgage Bond to repay the outstanding balance on the lines of credit. On September 18, 1997, Artesian Water borrowed the remaining $2.5 million on the Series N Mortgage Bond. The $5.0 million, ten year Series N First Mortgage Bond has a fixed interest rate of 7.56%. On February 1, 2003, the Series L Mortgage Bond matures. No other repayments or sinking fund deposits on first mortgage bonds are required over the next five years. As of December 31, 1999 and 1998, substantially all of Artesian Water's utility plant was pledged as security for the First Mortgage Bonds. In addition, the trust indentures contain covenants which limit long-term debt, including the current portion thereof, to 66 2/3% of total capitalization including the current portion of the long-term debt, and which, in certain circumstances, could restrict the payment of cash dividends. As of December 31, 1999, however, no dividend restrictions were imposed under these covenants.

          On May 4, 1999, Artesian repurchased 126,353 shares of Class B Common Stock and 24,165 shares of Class A Non-Voting Common Stock from Helena C. Taylor and Ellis D. Taylor in exchange for a promissory note (the "Note") in the principal amount of $4,450,000 representing the purchase price of the stock, with a discounted present value of $4,307,000. The Note is payable quarterly, on a calendar basis, over a four year period and in sixteen equal principal installments of $278,125 commencing on June 30, 1999. The outstanding balance on the Note bears interest in an amount computed based on the quarterly dividend the Taylors would have received on the Stock transferred to Artesian but not yet paid for by Artesian. In addition, the principal installment is adjusted on a quarterly basis to reflect changes in the book value per common share of the Company as reported in its most recent quarterly financial statement distributed to stockholders prior to the quarterly payment. Such amounts, if any, represent contingent purchase price of the stock and will be charged to retained earnings. At December 31, 1999, Artesian had $3,616,000 outstanding under this promissory note.

Long-term debt consisted of:

	December 31,
	(in thousands)
First mortgage bonds	1999	1998
	------	------
Series K, 10.17%, due March 1, 2009	$ 7,000	$ 7,000
Series L, 8.03%, due February 1, 2003	10,000	10,000
Series M, 7.84%, due December 31, 2007	10,000	10,000
Series N, 7.56%, due December 31, 2007	5,000	5,000
	---------	---------
	32,000	32,000
Note Payable to Ellis & Helena Taylor	3,616	---
Capitalized lease obligations	49	96
	35,665	32,096
	---------	---------
Less current maturities	1,136	43
	---------	---------
	$34,529	$32,053

NOTE 7

NON-UTILITY OPERATING REVENUE AND EXPENSES

          On December 19, 1996, Artesian Wastewater Management, Inc. (Artesian Wastewater) was created as an additional non-regulated subsidiary of Artesian Resources. Artesian Wastewater plans to provide wastewater treatment services in Delaware. On March 12, 1997, Artesian Wastewater became a one-third owner in AquaStructure Delaware, L.L.C. which intends to develop and market various proposals to provide wastewater treatment services. No operations occurred under Artesian Wastewater for 1998 and 1997.

          Non-utility operating revenue consisted of $40,000 in income received by Artesian Wastewater Management, Inc. in 1999. No non-utility operating revenue was received in 1998 or 1997.

Non-utility operating expenses are as follows:

	(in thousands)
	1999	1998	1997
	------	------	------
Artesian Wastewater	$ 25	$ 26	$ 19
Artesian Laboratories	---	---	10
Artesian Resources	12	7	12
	------	------	------
Total	$ 37	$ 33	$ 41

NOTE 8

RELATED PARTY TRANSACTIONS

          The office building and shop complex utilized by Artesian Water are leased at an average annual rental of $180,000 from a partnership, White Clay Realty, in which certain of Artesian Resources' officers and directors are partners. The lease expires in 2002, with provisions for renewals for two 5 year periods thereafter. Management believes that the payments made to White Clay Realty for the lease of its office building and shop complex are comparable to what Artesian Water would have to pay to unaffiliated parties for similar facilities (See Note 11).

          Artesian Water leased certain parcels of land for water production wells from Glendale Enterprises Limited, a company wholly-owned by Ellis D. Taylor, a former shareholder (see Note 6), at an annual rental of $44,000. Renewal of the lease has been automatic from year to year unless 60 days' written notice is given by either party before the end of the year's lease. Artesian Water has received notice that Glendale Enterprises Limited would like to discontinue the lease for the well sites. Artesian Water intends to negotiate the purchase of the land rights for the well sites associated with the Glendale lease.

Rental expense associated with related party transactions are as follows:

	(in thousands)
	1999	1998	1997
	------	------	------
White Clay Realty	$182	$184	$204
Glendale Enterprises	45	44	43
	------	------	------
Total	$227	$228	$247

NOTE 9

STOCK COMPENSATION PLANS

          At December 31, 1999, the Company has two stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for compensation expense under its plans. Accordingly, the compensation cost that has been charged against income for the two plans was $42,000, $44,000 and $48,000 for 1999, 1998, and 1997, respectively. Had compensation cost for the Company's two plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net income and net income per common share would have been reduced to the pro-forma amounts indicated below:

	(in thousands, except per share data)
	1999	1998	1997
Net income applicable to common stock
As reported	$2,909	$2,638	$1,892
Pro-forma	$2,782	$2,594	$1,850

Basic net income per common share
As reported	$ 1.48	$ 1.47	$ 1.07
Pro-forma	$ 1.42	$ 1.44	$ 1.05

Diluted net income per common share
As reported	$ 1.46	$ 1.45	$ 1.07
Pro-forma	$ 1.39	$ 1.43	$ 1.04

          In 1998, the Company amended the 1992 Non-qualified Stock Option Plan (the "1992 Plan") increasing the number of shares of Class A Stock authorized for issuance from 100,000 to 250,000. Under the 1992 Plan (i) the maximum amount of shares of Class A Stock that may be granted to any individual during the term of the 1992 Plan is an amount equal to 50% of the number of shares of Class A Stock available for issuance under the 1992 Plan, (ii) the Company may require a participant to enter into a covenant not to compete and/or a confidentiality agreement as a condition of an option grant, (iii) provisions relating to grants to directors and officers of the Company were changed to add a prohibition on amending such provisions more than once in any six month period, to extend the exercise term from one to ten years and to eliminate the possibility of administrative discretion with respect to such grants, and (iv)the provision that limited to 34 the number of plan participants eligible to receive options under the 1992 Plan within any calendar year was removed. Options to purchase shares of Class A Stock may be granted to employees at prices not less than 85% of the fair market value on the date of grant. Employees who participate and who are not executive officers or directors of the Company may receive options to purchase up to 1,000 shares. Each director or officer who participates in any year may request an option to purchase 3,000 shares of stock. The option price for directors and officers of the Company is 90% of the fair market value on the date of grant. Options granted under this plan extend for a period of one year, are exercisable after six months of service from the date of initial grant, after one year of service to the Company, and are adjusted for stock dividends and splits.

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

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 4.2%, 4.7% and 5.1%; expected volatility of 0.31%, 0.30% and 0.33%; risk free interest rates of 5.08%, 4.96% and 5.63% for the employee options under the 1992 Plan, 5.58%, 5.57% and 6.65% for the director and officer options under the 1992 Plan and 5.58% for the 1999 ISO Plan options; and expected lives of one year for the employee options and five years for the director and officer options under the 1992 Plan for all years, five years for 1997 and 1996 and five years for the 1996 ISO Plan options. In 1998 and 1997, no ISO Plan options were granted. Shares of common stock have been reserved for future issuance under all of the foregoing options.

          The following summary reflects changes in the Class A shares under option:

		1999		1998		1997
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Plan Options
Outstanding at beginning of year	84,057	$15.21	63,786	$14.24	43,554	$13.30
Granted	49,411	$20.69	28,498	$17.15	25,887	$15.50
Exercised	(5,359)	$23.27	(1,078)	$15.33	(4,844)	$12.84
Canceled	(469)	$17.30	(7,149)	$14.27	(811)	$12.47
Outstanding at end of year	127,640	$17.35	84,057	$15.21	63,786	$14.24

Options exercisable at year end	87,999	$16.08	72,903	$15.32	48,921	$14.22
Weighted average fair value of
options granted during the year		$21.21		$19.09		$17.29

The following tables summarize information about employee stock options outstanding at December 31, 1999:

Options Outstanding
Range of	Shares Outstanding	Weighted Average	Weighted Average
Exercise Price	at December 31, 1999	Remaining Life	Exercise Price
$12.71-$18.06	78,504	7.25 Years	$15.25
$19.13-$23.80	49,136	8.25 Years	$20.70

Options Exercisable
Range of	Shares Exercisable		Weighted Average
Exercise Price	at December 31, 1999		Exercise Price
$12.71-$18.06	71,624		$15.35
$19.13-$21.14	16,375		$19.28

NOTE 10

EMPLOYEE BENEFIT PLANS

401(k) Plan-- Artesian Resources has a defined contribution 401(k)Salary Reduction Plan (the "Plan") which covers substantially all employees. Under the terms of the Plan, Artesian Resources contributes 2% of eligible salaries and wages and matches employee contributions up to 6% of gross pay at a rate of 50%. Artesian Resources may, at its option, make additional contributions of up to 3% of eligible salaries and wages. No such additional contributions were made in 1999, 1998, and 1997. Plan expenses, which include Company contributions and administrative fees, for the years 1999, 1998, and 1997, were approximately $188,000, $210,000 and $255,000, respectively.

Postretirement Benefit Plan- Artesian Resources has a Postretirement Benefit Plan (the "Benefit Plan") which provides medical and life insurance benefits to certain retired employees. Prior to the amendment of the Benefit Plan, as described below, substantially all employees could become eligible for these benefits if they reached retirement age while still working for Artesian Resources.

Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), requires Artesian Resources to accrue the expected cost of providing postretirement health care and life insurance benefits as employees render the services necessary to earn the benefits. Artesian Resources elected to defer recognition and amortize its transition obligation over 20 years.

Artesian Resources recognized an offsetting regulatory asset with respect to the SFAS 106 liability. This asset is recorded based on the PSC order which permits Artesian Water to continue recovery of postretirement health care and life insurance expense on a pay-as-you-go basis for the remaining eligible employees. Artesian Water anticipates liquidating its SFAS 106 obligation and substantially recovering the expenses in rates over a period of approximately 20 years (based on the age and life expectancy of the remaining eligible participants). Further, expense recovery as a percentage of rates is expected to remain constant over the initial years, and then decline until the obligation is liquidated. Amounts charged to expense were $89,000, $78,000 and $70,000 for 1999, 1998, and 1997, respectively.

The following table sets forth the amount recognized in Artesian Resources' Consolidated Balance Sheet for the Benefit Plan as of December 31:

	(in thousands)
	1999	1998
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$ 838	$ 872
Interest cost	55	59
Plan participant contributions	2	2
Actuarial (gain)/loss	260	(17)
Benefits paid	(88)	(78)
Benefit obligation at end of year	$1,067	$ 838

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$ 0	$ 0
Employer contributions	86	76
Plan participant contributions	2	2
Benefits Paid	(88)	(78)
Fair value of plan assets at end of year	$ 0	$ 0

ACCRUED EXPENSE
Funded status	$ (1,067)	$ (838)
Unrecognized net gain	(590)	(917)
Unrecognized transition obligation	119	128
Accrued postretirement benefit cost	$ (1,538)	$ (1,627)

          For measurement purposes, an 8.5% annual rate of increase in per capita cost of covered health care benefits was assumed for 1999; the rate was assumed to decrease gradually to 5% through the year 2007 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. An increase in the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1999, by $71,000 and the interest cost component of net periodic postretirement benefit cost for the year then ended by $4,000.

          The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% and 6.75% for the years ended December 31, 1999, and 1998, respectively.

Supplemental Pension Plan- Effective October 1, 1994, Artesian Water established a Supplemental Pension Plan (the "Supplemental Plan") to provide additional retirement benefits to full-time employees hired prior to April 26, 1994. The purpose of the Supplemental Plan is to help employees save for future retiree medical costs, which will be paid by employees. The Supplemental Plan accomplishes this objective by providing additional cash resources to employees upon a termination of employment or retirement, to meet the cost of future medical expenses. Artesian Water has established a contribution based upon each employee's years of service ranging from 2% to 6% of eligible salaries and wages. Artesian Water also provides additional benefits to individuals who were over age 50 as of January 1, 1994. These individuals are referred to as the "Transition Group." Effective November 1, 1994, individuals eligible for the Transition Group had the opportunity to defer compensation to the Supplemental Plan, and to receive a transition matching contribution for 5 years. Each one dollar of eligible salaries and wages deferred by the Transition Group is matched with three, four, or five dollars by Artesian Water based on the employee's years of service subject to certain limitations under the federal tax rules. Plan expenses, which include Company contributions and administrative fees, for the years 1999, 1998, and 1997 were approximately $267,000, $239,000, and $228,000, respectively.

NOTE 11

COMMITMENTS

          The office building and shop complex are leased at an average annual rental of $180,000 from a partnership, White Clay Realty (See Note 8). The original lease had been accounted for as a capital lease; accordingly, the present value of all future payments for the leased property at the inception of the lease ($1.9 million) was recorded in General Plant and in Capitalized Lease Obligations. At December 31, 1997, the fully amortized leased property was retired from General Plant and the five year lease renewal, which commenced January 1, 1998, is being accounted for as an operating lease.

          In 1995, Artesian Water entered into four 5-year leases for computer equipment and in 1997 Artesian Water entered a 10 year lease for a land easement which have been recorded as capital leases. Also in 1997, Artesian Water entered into a 33 year operating lease for a parcel of land with improvements located in South Bethany, a municipality in Sussex County, Delaware.

          During 1996, Artesian Water entered into a ten year lease commitment for office space. Rent expense for 1999, 1998, and 1997 for the office space was $66,000, $64,000, and $62,000, respectively.

         Future minimum annual rental payments under these lease obligations for the 5 years subsequent to 1999 are as follows:

(in thousands)
2000	$ 247
2001	246
2002	246
2003	72
2004	74
Thereafter	118
--------
$1,003

          Artesian Water has two water service interconnection agreements with two neighboring utilities which require minimum annual purchases. Rates charged under all agreements are subject to change. Effective August 1, 1997, Artesian Water renegotiated the contract with Chester Water Authority to, among other things, reduce the minimum purchase requirements from 1,459 million gallons to 1,095 million gallons annually and to extend the contract through the year 2021. The minimum annual purchase commitments for all interconnection agreements for 2000 through 2004 and the aggregate total for the years 2005 through 2021, at current rates, are as follows:

(in thousands)
2000	$ 2,435
2001	2,429
2002	2,157
2003	2,157
2004	2,157
2005 through 2021	36,672
----------
$48,007

          Expenses for purchased water were $2,440,000, $2,616,000, and $2,703,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

          Budgeted mandatory utility plant expenditures, due to planned governmental highway projects which require the relocation of Artesian Water's water service mains, expected to be incurred in 2000 through 2004 are as follows:

(in thousands)
2000	$ 3,064
2001	1,670
2002	300
2003	400
2004	---
---------
$ 5,434

The exact timing and extent of these relocation projects is controlled primarily by the Delaware Department of Transportation.

NOTE 12

GEOGRAPHIC CONCENTRATION OF CUSTOMERS

          Artesian Water provides water utility service to customers within its established service territory in portions of Delaware, pursuant to rates filed with and approved by the PSC. As of December 31, 1999, Artesian Water was serving 62,621 customers.

NOTE 13

RATE PROCEEDINGS

          On April 30, 1999, Artesian Water filed a petition with the PSC to implement new rates to meet an increased revenue requirement of approximately 10.35%, or $2.7 million on an annualized basis. On September 30, 1999, Artesian Water filed a supplemental rate increase request which reduced the Company's increase from $2.7 million to approximately $2.5 million. Artesian is permitted to collect a temporary increase not in excess of $2.5 million on an annualized basis, under bond, until permanent rates are approved by the PSC. Artesian Water has deferred approximately 56%, or $720,000, of the temporary increase placed into effect which represents the difference between our requested increase and the PSC staff's filed position with regard to our rate increase. Such temporary rates became effective July 1, 1999. We expect a final decision on this matter in the first six months of 2000. Any revenues which have been deferred and are subsequently approved for recovery will be recorded as revenue in 2000.

NOTE 14

NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

          Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and potentially dilutive effect of employee stock options.

          The following table summarizes the shares used in computing basic and diluted net income per share:

	(in thousands)
	Years Ended December 31,
	1999	1998	1997
Average common shares outstanding during the period for Basic
computation	1,961	1,796	1,762
Dilutive effect of employee stock options	35	20	13
Average common shares outstanding during the period for Diluted
computation	1,996	1,816	1,775

          Equity per common share was $16.36, $15.34, and $14.78 at December 31, 1999, 1998, and 1997, respectively. These amounts were computed by dividing stockholders' equity excluding preferred stock by the number of shares of common stock outstanding at the end of each year.

NOTE 15

YEAR 2000 COMPLIANCE (unaudited)

          In 1999, our management completed an assessment of all our information and non-information technology systems and implemented a company-wide program which was designed to ensure Year 2000 compliance. Since then, there have been no identified problems related to recognition of the Year 2000. We do not anticipate any problems related to the Year 2000 issue, however, we continue to monitor all our systems to ensure continued uninterrupted operations.

NOTE 16

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB 133," which deferred the effective date of this standard to financial years beginning after June 15, 2000. The Company plans to adopt this statement effective January 1, 2001. The adoption of this statement will not have a material impact on the Company's financial condition or results of operations.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Artesian Resources Corporation:

          We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation and subsidiaries as of December 31, 1999, and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statements scheduled as listed in Item 14(a) of this Form 10-K. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artesian Resources Corporation and subsidiaries as of December 31, 1999, and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                  KPMG, LLC

Wilmington, Delaware

February 11, 2000

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

          None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Name	Age	Position
-------	-----	----------
Dian C. Taylor	54	Director; Chair of the Board since July 1993, and Chief Executive Officer and
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
		a marketing director for SMI, Inc. from 1982 to 1985. Ms. Taylor is the cousin
		of William H. Taylor, II and the aunt of John R. Eisenbrey, Jr. She serves on
		the Executive and Budget Committees.

William H. Taylor, II	54	Director; President of the Susquehanna Corporation (a business brokerage)
		since 1995. President of Taylor Capital Associates, investment brokers, since
		1991. President and Chief Operating Officer of the Company from 1990 to
		1991. Vice President of Artesian Water Company, Inc. from 1987 to 1990.
		President of Delaware Micrographics, Inc., a provider of microfiche services,
		from 1981 to 1995. Previously, Vice President of Butcher & Singer, Inc., an
		investment banking firm, from 1981 to 1987. Director of the Company from
		1979 to 1991. Mr. Taylor is the cousin of Dian C. Taylor. He serves on the
		Audit Committee.

Kenneth R. Biederman	56	Director; Interim Dean of the College of Business since February 1999 and
		Professor of Finance at the College of Business and Economics of the
		University of Delaware since May 1996. Dean of the College of Business and
		Economics of the University of Delaware from 1990 to 1996. Director of
		Chase Manhattan Bank USA from 1993 to 1996. Formerly a financial and
		banking consultant from 1989 to 1990 and President of Gibraltar Bank from
		1987 to 1989. Previously Chief Executive Officer and Chairman of the Board
		of West Chester Savings Bank; Economist and former Treasurer of the State
		of New Jersey and Staff Economist for the United States Senate Budget
		Committee. He serves on the Executive; Audit; Personnel, Compensation and
		Benefits; Budget; and Incentive Stock Option Committees.

John R. Eisenbrey, Jr.	44	Director; Owner/President of Bear Industries, Inc., a privately held mechanical
		contracting firm specializing in fire protection, for more than thirteen years.
		Mr. Eisenbrey is the nephew of Dian C. Taylor. He serves on the Personnel,
		Compensation and Benefits and Incentive Stock Option Committees.

William C. Wyer	53	Director; Managing Director of Wilmington Renaissance Corporation
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
		Chamber of Commerce from 1978 to 1989. He serves on the Executive;
		Audit; Budget; Incentive Stock Option; and Personnel, Compensation and
		Benefits Committees.

David B. Spacht	40	Vice President, Chief Financial Officer and Treasurer of Artesian Resources
		Corporation and Subsidiaries since January 1995. Mr. Spacht previously
		served as Treasurer and Chief Financial Officer of Artesian Resources
		Corporation and Subsidiaries since July 1992. Mr. Spacht formerly held the
		positions of Assistant Secretary, Assistant Treasurer and Controller of
		Artesian Resources Corporation and Subsidiaries and has been employed by
		the Company for nineteen years.

Joseph A. DiNunzio	37	Senior Vice President and Secretary of Artesian Resources Corporation and
		Subsidiaries since March 2000. Mr. DiNunzio previously served as Vice
		President and Secretary of Artesian Resources Corporation and Subsidiaries
		since January 1995 and Secretary of Artesian Resources Corporation and
		Subsidiaries since July 1992. Mr. DiNunzio formerly held the positions of
		Assistant Secretary and Manager of Budgeting and Financial Planning. Mr.
		DiNunzio was employed by Price Waterhouse from 1984 to 1989.

Bruce P. Kraeuter	50	Vice President of Engineering and Water Supply Operations of Artesian
		Water Company, Inc. since March 2000. Mr. Kraeuter formerly held the
		position of Vice President and Chief Engineer since January 1995 and
		Manager of Engineering since March 1994 and has been employed by
		Artesian Water as an engineer since July 1989. Mr. Kraeuter served as Senior
		Engineer with the Water Resources Agency for New Castle County, Delaware
		from 1974 to 1989.

John M. Thaeder	41	Vice President of Planning and Distribution of Artesian Water Company, Inc.
		since March 2000. Mr. Thaeder formerly held the position of Vice President
		of Operations of Artesian Water Company, Inc. since February 1998.
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

          In accordance with the provisions of our restated certificate of incorporation, as amended, and bylaws, our Board of Directors is divided into three classes. Members of each class serve for three years and one class is elected each year to serve a term until his or her successor shall have been elected and qualified or until earlier resignation or removal.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Based solely on its review of the copies of beneficial ownership statements received by it, or written representations from certain reporting persons that no beneficial ownership statements were required for those persons, the Company believes that during 1999 all beneficial ownership statements under Section 16(a) of the Securities Exchange Act of 1934, as amended, which were required to be filed by executive officers and directors of the Company in their personal capacities were filed in a timely manner.

Item 11 - Executive Compensation

          The name and cash compensation paid to our executive officers whose total direct remuneration exceeded $100,000 for the year ended December 31, 1999, is as follows:

SUMMARY COMPENSATION TABLE
	Annual Compensation				Long Term
					Compensation
					Number of
					Securities
					Underlying
Name and Principal				Other Annual	Options	All Other
Position	Year	Salary	Bonus	Compensation	Awarded	Compensation
Dian C. Taylor,	1999	$175,000	$ 2,758	$14,262[2]	8,000	$15,639[3]
Chair, CEO & President	1998	$165,585	$33,220	$13,475[2]	3,000	$13,180[3]
	1997	$154,600	$24,538[1]	$17,341[2]	3,000	$10,808[3]
David B. Spacht, Vice	1999	$115,000	$ 2,725	$ 1,668	2,500	$ 8,060[3]
President, Treasurer &	1998	$108,308	$24,819	$ 2,100	3,000	$ 8,779[3]
	1997	$100,500	$19,649[1]	$ 722	3,000	$11,278[3]
Joseph A. DiNunzio,	1999	$115,000	$ 3,505	$ 570	2,500	$10,358[3]
Senior Vice President &	1998	$108,308	$23,979	$ 83	3,000	$ 9,986[3]
Secretary	1997	$100,500	$17,625[1]	$ 349	3,000	$10,100[3]

1 The Executive Committee of the Board approved a stock and cash bonus under the Cash and Stock Bonus Compensation Plan previously approved by the shareholders to Ms. Taylor and Messrs. Spacht and DiNunzio on January 28, 1997. Ms. Taylor received 750 shares of Class A Stock and $9,381 in cash. Mr. Spacht received 500 shares of Class A Stock and $6,254 in cash. Mr. DiNunzio received 600 shares of Class A Stock and $7,505 in cash. The cash portion of the bonus was issued to cover the individual tax liability associated with the stock bonus issued. The fair market value of the Class A Stock issued was $16.75 per share.

2 Includes $12,650 in 1999, $11,350 in 1998, and $14,600 in 1997, paid to Ms. Taylor as compensation for attendance at meetings of the Board and its committees.

3 The Company contributes two percent of an eligible employee's gross earnings to the 401(k) Deferred Compensation Retirement Plan. In addition, employees can contribute up to fifteen percent, and the Company will match fifty percent of the first six percent of the employee's gross earnings. Ms. Taylor received $8,634, $7,247, and $7,277 in Company contributions to the 401(k) Deferred Compensation Retirement Plan in 1999, 1998, and 1997, respectively. Mr. Spacht received $2,303, $3,254, and $5,379 in Company contributions to the 401(k) Deferred Compensation Retirement Plan in 1999, 1998, and 1997, respectively. Mr. DiNunzio received $5,753, $5,495, and $5,377 in Company Contributions to the 401(k) Deferred Compensation Retirement Plan in 1999, 1998, and 1997 respectively. In addition, effective October 1, 1994, the Company established a Supplemental 401(k) Retirement Plan. All employees hired before April 26, 1994, and under the age of sixty at that date are eligible for the Supplemental 401(k) Retirement Plan. Employees over the age of sixty waived participation in the plan in order to receive Company paid medical, dental and life insurance benefits upon retirement. Such benefits will not be provided by the Company to any other current or future employees. Contributions are made by the Company to the Supplemental 401(k) Retirement Plan based upon an eligible employee's years of service. Ms. Taylor received $7,006, $5,933, and $3,531 in Company contributions to the Supplemental 401(k) Retirement Plan in 1999, 1998, and 1997, respectively. Mr. Spacht received $5,757, $5,525, and $5,889 in Company contributions to the Supplemental 401(k) Retirement Plan in 1999, 1998, and 1997, respectively. Mr. DiNunzio received $4,606, $4,491, and $4,722 in Company contributions to the Supplemental 401(k) Retirement Plan in 1999, 1998, and 1997, respectively.

Option Grants in Last Fiscal Year
					Potential Realizable Value at
					Assumed Annual Rates of
					Stock Price Appreciation for
Individual Grants					Option Term
Name/Number of	% of Total	Market	Exercise	Expiration	0% ($)	5% ($)	10% ($)
Securities	Options Granted	Price on	or Base	Date
Underlying Options	to Employees in	Date of	Price per
Granted	Fiscal Year	Grant	Share

Dian C. Taylor
3,000[1]	8.0%	$21.25	$19.125	5/18/09	$6,375	$46,467	$107,976
5,000[2]	13.4%	$21.00	$23.100	5/18/04		$18,510	$ 53,604

David B. Spacht
2,500[2]	6.7%	$21.00	$21.000	5/18/09		$33,017	$ 83,671

Joseph A. DiNunzio
2,500[2]	6.7%	$21.00	$21.000	5/18/09		$33,017	$ 83,671

1 Option granted for Class A Stock under the 1992 Non-Qualified Stock Option Plan. These grants vest in six months following the date of grant.

2 Option granted for the Class A Non-Voting Common Stock under the Incentive Stock Option Plan. These grants vest annually in five equal installments from the date of grant.

The following table provides certain information concerning option exercises during 1998 by the Executive Officers named in the Summary Compensation Table and Year-End Option Values:

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Name	Shares	Value	Number of Securities	Value of Unexercised In-
	Acquired on	Realized	Underlying Unexercised	the-Money Options at
	Exercise (#)		Options at Fiscal Year End (#)	Fiscal Year End ($)
			Exercisable1/Unexercisable[1]	Exercisable/Unexercisable
Dian C. Taylor	3,000	$27,870	12,0002/ 7,000[1]	$180,291/ $76,750
David B. Spacht	---	---	10,0013/ 3,300[1]	$164,653/ $40,150
Joseph A. DiNunzio	---	---	10,2004/ 3,300[1]	$168,261/ $40,150

1 Shares of Class A Non-Voting Common Stock under the Incentive Option Plan

2 9,000 shares of Class A Stock under the 1992 Non-qualified Stock Option Plan and 3,000 shares of Class A Stock under the Incentive Stock Option Plan.

3. 8,894 shares of Class A Stock under the 1992 Non-qualified Stock Option Plan and 1,707 shares of Class A Stock under the Incentive Stock Option Plan.

4. 9,000 shares of Class A Stock under the 1992 Non-qualified Stock Option Plan and 1,200 shares of Class A Stock under the Incentive Stock Option Plan.

          Outside directors receive an annual retainer fee of $3,200 paid in advance. Each director receives $800 for each board meeting attended, $350 for each committee meeting attended on the day of a regular board meeting and $700 for each committee meeting attended on any other day. The chair of each committee, who is also an outside Director, receives an annual retainer of $500.

          Artesian Resources has an Officer's Medical Reimbursement Plan that reimburses officers for certain medical expenses not covered under the Company's medical insurance plan.

          Artesian Resources has a Cash and Stock Bonus Compensation Plan for officers. The purpose of this Plan is to compensate the officers of Artesian Resources and Artesian Water, as appointed by the Board of Directors, for their contributions to the long-term growth and prosperity of the Company in the form of cash or shares of the Class A Stock of Artesian Resources. Compensation in the form of a bonus of the Class A Stock of Artesian Resources paid to such officers also serves to increase such officers' proprietary interest in the company.

Item 12 - Security Ownership of Directors, Executive Officers and Certain Other Beneficial Owners

          The following table sets forth the beneficial ownership of the equity securities of the Company for each director and nominee for director, each executive officer named in the Summary Compensation Table, each beneficial owner of more than 5% of the outstanding shares of any class of equity security, and all directors and executive officers as a group as of March 1, 2000, based in each case on information furnished to the Company.

BENEFICIAL OWNERSHIP[1]
NAME	CLASS A COMMON		CLASS B COMMON[2]		7% PREFERRED[2]
	NON-VOTING[2]
Dian C. Taylor	27,764	1.6%	51,645	13.2%	24
664 Churchmans Road
Newark, DE 19702

William H. Taylor, II	6,105		1,433		24
64 Welsh Tract Road, Suite 304
Newark, DE 19713

John R. Eisenbrey, Jr.[3]	18,668	1.1%	19,820	5.1%
626 Vance Neck Road
Middletown, DE 19709

Kenneth R. Biederman	19,500	1.2%
14 Hayden Way
Newark, DE 19711

William C. Wyer	18,000	1.1%
1980 Superfine Lane, Apt. 501
Wilmington, DE 19802

David B. Spacht	14,712		84		31
664 Churchmans Rd.
Newark, DE 19702

Joseph A. DiNunzio[4]	11,789		46
664 Churchmans Rd.
Newark, DE 19702

Norman H. Taylor, Jr.[5]	3,758		100,431	25.6%	24
1597 Porter Rd
Bear, DE 19701

Louisa Taylor Welcher[6]	7,793		40,247	10.3%	188	1.7%
219 Laurel Avenue
Newark, DE 19711

Hilda Taylor	35,736	2.1%	52,407	13.4%	285	2.6%
4 East Green Valley Circle
Newark, DE 19711

Directors and Executive	131,868	7.8%	73,134	18.7%	79
Officers as a Group
( 9 Individuals)

1 The nature of ownership consists of sole voting and investment power unless otherwise indicated. The amount also includes all shares issuable to such person upon the exercise of options held by such person to the extent such options are exercisable within 60 days of March 1, 2000. At March 1, 2000, Messrs. Eisenbrey, Jr., Biederman and Wyer each held options for 12,000 shares of Class A Stock under the 1992 Non-Qualified Stock Option Plan. Mr. William Taylor held options for 6,000 shares of Class A Stock under the 1992 Non-Qualified Stock Option Plan. Ms. Dian Taylor held options for 9,000 shares of Class A Stock under the 1992 Non-Qualified Stock Option Plan and for 3,000 shares of Class A Stock under the Incentive Stock Option Plan. Mr. Spacht held options for 8,894 shares of Class A Stock under the 1992 Non-Qualified Stock Option Plan and for 1,107 shares of Class A Stock under the Incentive Stock Option Plan. Mr. DiNunzio held options for 9,000 shares of Class A Stock under the 1992 Non-Qualified Stock Option Plan and for 1,200 shares of Class A Stock under the Incentive Stock Option Plan.

2 The percentage of the total number of shares of the class outstanding is shown where that percentage is one percent or greater. Percentages for each person are based on the aggregate number of shares of the applicable class outstanding as of March 1, 2000, and all shares issuable to such person upon the exercise of options held by such person, to the extent such options are exercisable within 60 days of that date.

3 Includes 347 shares of Class B Stock owned by a trust of which Mr. Eisenbrey, Jr. is a trustee and in which he has a beneficial ownership interest and 196 shares of Class B Stock held in custodial accounts for Mr. Eisenbrey, Jr.'s daughters.

4 Includes 10 shares of Class A Stock held in custodial accounts for Mr. DiNunzio's sons.

5 Includes 718 shares of Class B Stock and 158 shares of Class A Stock owned by Mr. Taylor's wife for which Mr. Taylor disclaims beneficial ownership.

6 Includes 64 shares of Class B Stock held jointly by Ms. Welcher's husband and son, 79 shares of Class B Stock held by Ms. Welcher's sons, 26 shares of 7% Preferred Stock held by Ms. Welcher's sons, 125 shares of Class A Stock held by Ms. Welcher's husband and 621 shares of Class A Stock held by Ms. Welcher's sons, for which Ms. Welcher disclaims beneficial ownership.

Item 13 - Certain Relationships and Related Transactions

Artesian Water rents an office building and shop complex at an annual rental of $180,000 from White Clay Realty, a partnership which includes, among others, Ellis D. Taylor, Dian C. Taylor, Louisa Welcher and a

trust in which John R. Eisenbrey, Jr. is one of the trustees and in which he has a beneficial interest. Ms. Taylor is the Chair of the Board of Directors, CEO and President of the Company; Mr. Eisenbrey is a Director for the Company; Ms. Welcher is the sister of Ms. Taylor; and Mr. Taylor is the father of William H. Taylor, II, a Director of the Company. The lease expires in 2002, with provisions for renewals for two five-year periods thereafter. Artesian Water may terminate the lease at any time by purchasing the leased facilities for (1) an amount equal to the sum of any mortgage on such facilities and any accrued rental to date or (2) its fair market value, whichever is higher. Management believes that payments made to White Clay Realty are generally comparable to what would be paid to unaffiliated parties for similar facilities.

Artesian Water leases certain parcels of land for water production wells from Glendale Enterprises Limited, a company wholly-owned by Ellis D. Taylor, the father of William H. Taylor, II, a Director of the Company. These water production wells provide a portion of Artesian Water's source of supply. The initial term of the lease was for the ten years ended September 30, 1995 with automatic year-to-year renewal thereafter unless sixty days' written notice is given by either party prior to the end of the lease year. The annual rental was $44,000 in 1999 and is adjusted each year by the Consumer Price Index as of June 30 of the preceding year. Artesian Water has received notice that Glendale Enterprises Limited would like to discontinue the lease for the well sites. Artesian Water intends to negotiate the purchase of the land rights for the well sites associated with the Glendale lease.

The terms of transactions with related parties are determined on a basis that management believes is comparable to terms which could be negotiated with non-affiliates.

Item 14 - Exhibits, Financial Statements Schedules, and Reports on Form 8-K

Page(s)*
a)	The following documents are filed as part of this report:
(1) Financial Statements:
	Consolidated Balance Sheets at December 31, 1999 and 1998	14-15
	Consolidated Statements of Operations for the three years ended December 31, 1999	15-16
	Consolidated Statements of Cash Flows for the three years ended December 31, 1999	16-17
Consolidated Statements of Changes in Stockholders' Equity for the three years
	ended December 31, 1999	18-20
	Notes to Consolidated Financial Statements	21-37
	Reports of Independent Accountants	38
(2) Financial Statement Schedule:
	Schedule II: Valuation and Qualifying Accounts	52
* Page number shown refers to page number in this Report on Form 10-K.
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3) Exhibits: The Exhibits listed in the accompanying Index to Exhibits on Page 48 are filed as part of, or incorporated by reference into, this Form 10-K Annual Report.
(b)	Reports on Form 8-K.
During the last quarter of the period covered by this Report on Form 10-K, Artesian
Resources filed no reports on Form 8-K.

SIGNATURES
ARTESIAN RESOURCES CORPORATION

Date: 3/30/00	By: David B. Spacht /s/
David B. Spacht, Vice President, Chief
Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Signature	Title	Date
Principal Executive Officer:
Dian C. Taylor /s/
Dian C. Taylor	President and Chief Executive Officer	3/30/00

Principal Financial and Accounting Officer:
David B. Spacht /s/
David B. Spacht	Vice President, Chief Financial Officer	3/30/00
and Treasurer
Directors:
Dian C. Taylor /s/
Dian C. Taylor

William H. Taylor, II. /s/
William H. Taylor, II.

Kenneth R. Biederman /s/
Kenneth R. Biederman

William C. Wyer /s/
William C. Wyer

John R. Eisenbrey, Jr. /s/
John R. Eisenbrey, Jr.

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 1999

INDEX TO EXHIBITS
Exhibit Number	Description
3 Articles of Incorporation and By-Law
(3.1)	Restated Certificate of Incorporation of the Company effective May 26, 1995, incorporated by reference to the exhibit filed with Artesian Resources Corporation Form 10-Q for the quarter ended June 30, 1995.

(3.2)	Restated Certificate of Incorporation of the Company effective April 26, 1994, including
Certificate of Correction incorporated by reference to the exhibit filed with the Artesian
Resources Corporation Form 10-Q for the quarter ended March 31, 1994.

(3.3)	By-Laws of the Company effective April 27, 1993, incorporated by reference to the exhibit filed with the Artesian Resources Corporation Form 8-K filed April 27, 1993.

4 Instruments Defining the Rights of Security Holders, Including Indentures

(4.1)	Thirteenth and Fourteenth Indentures dated as of June 17, 1997, between Artesian Water
Company, Inc., subsidiary of Artesian Resources Corporation, and Wilmington Trust
Company, as Trustee. Incorporated by reference to the exhibits filed with Artesian
Resources Corporation Form 10-Q for the quarter ended June 30, 1997.

(4.2)	Twelfth Supplemental Indenture dated as of December 5, 1995, between Artesian Water
Company, Inc. subsidiary of Artesian Resources Corporation, and Wilmington Trust
Company, as Trustee. Incorporated by reference to the exhibit filed with the Artesian
Resources Corporation Annual Report on Form 10-K for the year ended December 31, 1995.

(4.3)	Eleventh Supplemental Indenture dated as of February 16, 1993, between Artesian Water
Company, Inc., subsidiary of Artesian Resources Corporation, and Principal Mutual Life
Insurance Company. Incorporated by reference to the exhibit filed with Artesian Resources
Corporation Annual Report on Form 10-K for the year ended December 31, 1992.

(4.4)	Tenth Supplemental Indenture dated as of April 1, 1989, between Artesian Water Company,
Inc., subsidiary of Artesian Resources Corporation, and Wilmington Trust Company, as
Trustee. Incorporated by reference to the exhibit filed with Artesian Resources Corporation
Registration Statement on Form 10 filed April 30, 1990, and as amended by Form 8 filed on
June 19, 1990.

(4.5)	Other Supplemental Indentures with amounts authorized less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis will be furnished upon request. Incorporated by reference to the exhibit filed with Artesian Resources Corporation
Registration Statement on Form 10 filed April 30, 1990, and as amended by Form 8 filed on
June 19, 1990.

10 Material Contracts

(10.1)	Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option
Plan, as amended, filed herewith.

(10.2)	Lease dated as of March 1, 1972, between White Clay Realty Company and Artesian Water
Company, Inc. incorporated by reference to the exhibit filed with Artesian Resources
Corporation Registration Statement on Form 10 filed April 30, 1990, and as amended by
Form 8 filed on June 19, 1990.

(10.3)	Artesian Resources Corporation Cash and Stock Bonus Compensation Plan for Officers
incorporated by reference to the exhibit filed with the Artesian Resources Corporation Form
10-K for the year ended December 31, 1993.

(10.4)	Artesian Resources Corporation Incentive Stock Option Plan incorporated by reference to the exhibit filed with the Artesian Resources Corporation Annual Report on Form 10-K for the
year ended December 31, 1995.

(10.5)	Share Repurchase Agreement dated April 28, 1999, and related Promissary Note dated May
4, 1999.

11 Statement Re: Computation of Net Income per Common Share 50

21 Subsidiaries of the Company as of December 31, 1999 50

27 Financial Data Schedule 51

EXHIBIT 11

ARTESIAN RESOURCES CORPORATION
COMPUTATION OF NET INCOME PER COMMON SHARE
	1999	1998	1997
Earnings
Income Applicable to Common Stock	$2,908,939	$2,638,468	$1,892,330
Shares
Weighted average number of shares outstanding
Basic	1,960,542	1,795,719	1,762,374
Diluted	1,996,141	1,816,391	1,774,994
Net Income per Common Share
Basic	$ 1.48	$ 1.47	$ 1.07
Diluted	$ 1.46	$ 1.45	$ 1.07

EXHIBIT 21

ARTESIAN RESOURCES CORPORATION AND SUBSIDIARY COMPANIES

Subsidiaries of the Registrant

          The following list includes the Registrant and all of its subsidiaries as of December 31, 1999. The voting stock of each company shown is owned, to the extent indicated by the percentage, by the company immediately above which is not indented to the same degree. All subsidiaries of the Registrant appearing in the following table are included in the consolidated financial statements of the Registrant and its subsidiaries.

	State of	Percentage of Voting
Name of Company	Incorporation	Stock Owned

Artesian Resources Corporation	Delaware
Artesian Water Company, Inc.	Delaware	100
Southwood Company	Pennsylvania	100
Artesian Development Corporation	Delaware	100
Artesian Wastewater Management, Inc.	Delaware	100
AquaStructure Delaware, L.L.C.	Delaware	33 1/3

EXHIBIT 27 - FINANCIAL DATA SCHEDULE

This schedule contains summary financial information extracted from the consolidated balance sheets, consolidated statements of income and the consolidated statement of cash flows from the Company's December 31, 1999 Form 10-K and is qualified in its entirety by reference to such financial statements.

PERIOD-TYPE	3-MOS	12-MOS
FISCAL-YEAR-END	DEC-31-1999	DEC-31-1999
PERIOD-END	DEC-31-1999	DEC-31-1999
BOOK VALUE	PER-BOOK	PER-BOOK
TOTAL-NET-UTILITY-PLANT	122,481,000	122,481,000
OTHER-PROPERTY-AND-INVEST	273,000	273,000
TOTAL-CURRENT-ASSETS	6,028,000	6,028,000
TOTAL-DEFERRED-CHARGES	3,700,000	3,700,000
OTHER-ASSETS	0	0
TOTAL-ASSETS	132,482,000	132,482,000
COMMON	1,998,000	1,998,000
CAPITAL-SURPLUS-PAID-IN	24,153,000	24,153,000
RETAINED-EARNINGS	5,933,000	5,933,000
TOTAL-COMMON-STOCKHOLDERS-EQ	32,084,000	32,084,000
PREFERRED-MANDATORY	400,000	400,000
PREFERRED	272,000	272,000
LONG-TERM-DEBT-NET	34,529,000	34,529,000
SHORT-TERM-NOTES	7,617,000	7,617,000
LONG-TERM-NOTES-PAYABLE	0	0
COMMERCIAL-PAPER-OBLIGATIONS	0	0
LONG-TERM-DEBT-CURRENT-PORT	0	0
PREFERRED-STOCK-CURRENT	100,000	100,000
CAPITAL-LEASE-OBLIGATIONS	26,000	26,000
LEASES-CURRENT	23,000	23,000
OTHER-ITEMS-CAPITAL-AND-LIAB	57,431,000	57,431,000
TOT-CAPITALIZATION-AND-LIAB	132,482,000	132,482,000
GROSS-OPERATING-REVENUE	6,670,000	26,777,000
INCOME-TAX-EXPENSE	485,000	1,960,000
OTHER-OPERATING-EXPENSES	4,526,000	18,727,000
TOTAL-OPERATING-EXPENSES	5,011,000	20,687,000
OPERATING-INCOME-LOSS	1,659,000	6,090,000
OTHER-NET-INCOME	43,000	188,000
INCOME-BEFORE-INTEREST-EXPEN	1,702,000	6,278,000
TOTAL-INTEREST-EXPENSE	936,000	3,298,000
NET-INCOME	766,000	2,980,000
PREFERRED-STOCK-DIVIDENDS	0	71,000
EARNINGS-AVAILABLE-FOR-COMM	766,000	2,909,000
COMMON-STOCK-DIVIDENDS	468,000	2,102,000
TOTAL-ANNUAL-INTEREST-ON-ALL-BONDS	2,693,000	2,693,000
CASH-FLOW-OPERATIONS	3,587,000	7,450,000
EPS-PRIMARY	0.38	1.48
EPS-DILUTED	0.38	1.46

ARTESIAN RESOURCES CORPORATION
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Additions	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		the End of
Classification	Of Period	Expenses	Accounts	Deductions	Period

For the Year Ended December 31, 1999
Valuation allowance for deferred tax
assets	$665,000		$5,540		$670,540
For the Year Ended December 31, 1998
Valuation allowed for deferred tax
assets	$669,731			<$4,731>	$665,000
For the Year Ended December 31, 1997
Valuation allowed for deferred tax
assets	$660,100	$9,587			$669,731