Form 10-Q
period 2000-03-31
ARTESIAN RESOURCES CORP
filed 2000-05-12
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

or

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

As of April 14, 2000, 1,611,762 shares and 391,824 shares of Class A
Non-Voting Common Stock and Class B Common Stock, respectively, were outstanding.

ARTESIAN RESOURCES CORPORATION
INDEX TO FORM 10-Q

Part I - Financial Information:		Page(s)

Item 1 -	Financial Statements
	Consolidated Balance Sheet -
	March 31, 2000 and December 31, 1999	3-4

	Consolidated Statement of Income for
	the quarters ended March 31, 2000 and 1999	4

	Consolidated Statement of Retained Earnings
	for the three months ended March 31, 2000 and 1999	5

	Consolidated Statement of Cash Flows for the
	three months ended March 31, 2000 and 1999	5-6

	Notes to the Consolidated Financial Statements	7-9

Item 2 -	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	9-11

Item 3 -	Quantitative and Qualitative Disclosures about
	Market Risk	11

Part II - Other Information:

Item 1 -	Legal Proceedings	11-12

Item 2 -	Changes in Securities	12

Item 3 -	Defaults Upon Senior Securities	12

Item 4 -	Submission of Matters to a Vote of Security Holders	12

Item 5 -	Other Information	12

Item 6 -	Exhibits and Reports on Form 8-K	12-14

Signatures		15

Part I - Financial Information
Item I - Financial Statements

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands)
	Unaudited
	March 31, 2000	December 31, 1999
	-----------------	-----------------
ASSETS
Utility plant, at original cost
less accumulated depreciation	$124,940	$122,481
Current assets	-----------	-----------
Cash and cash equivalents	614	122
Accounts receivable, net	2,253	2,335
Unbilled operating revenues	1,846	2,007
Materials and supplies-at cost
on FIFO basis	658	710
Deferred income taxes	307	---
Prepaid property taxes	264	548
Prepaid expenses and other	443	306
	-----------	-----------
	6,385	6,028
Other assets	-----------	-----------
Non-utility property (less accumulated
depreciation 2000-$161;1999-$159)	271	273
Other deferred assets	1,035	1,092
	-----------	-----------
	1,306	1,365
Regulatory assets, net	2,646	2,608
	-----------	-----------
	$135,277	$132,482
	=======	=======
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$ 2,003	$ 1,998
Additional paid-in capital	24,275	24,153
Retained earnings	5,599	5,933
Preferred stock	272	272
	-----------	-----------
Total stockholders' equity	32,149	32,356
Preferred stock-mandatorily redeemable,	-----------	-----------
net of current portion	300	400
Long-term debt, net of current portion	34,251	34,529
	-----------	-----------
	66,700	67,285
Current liabilities	-----------	-----------
Notes payable	12,406	7,617
Current portion of long-term debt	1,129	1,136
Current portion of mandatorily
redeemable preferred stock	100	100
Accounts payable	2,152	3,958
Overdraft payable	838	581
State and federal taxes	287	665
Interest accrued	296	655
Customer deposits	396	388
Dividends payable	15	---
Reserve for temporary rate increase	1,045	720
Other	947	719
	-----------	-----------
	19,611	16,539
Deferred credits and other liabilities	-----------	-----------
Net advances for construction	18,664	18,749
Postretirement benefit obligation	1,517	1,538
Deferred investment tax credits	956	964
Deferred income taxes	2,912	2,776
	-----------	-----------
	24,049	24,027
	-----------	-----------
Net contributions in aid of construction	24,917	24,631
	-----------	-----------
	$135,277	$132,482
	=======	=======

See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF INCOME
Unaudited
(In thousands, except share and per share amounts)
	For the Quarter
	Ended March 31,
	2000	1999
OPERATING REVENUES	----	----
Water sales	$ 6,232	$ 5,856
Other utility operating revenue	106	82
Non utility revenue	10	---
	---------	---------
	6,348	5,938
	---------	---------
OPERATING EXPENSES
Utility operating expenses	3,999	3,525
Related party expenses	45	57
Non-utility operating expenses	6	6
Depreciation and amortization	636	532
State and federal income taxes	174	264
Property and other taxes	415	390
	---------	---------
	5,275	4,774
	---------	---------
OPERATING INCOME	1,073	1,164
ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION	59	26
OTHER INCOME, NET	11	13
	---------	---------
INCOME BEFORE INTEREST CHARGES	1,143	1,203
	---------	---------
INTEREST CHARGES	891	808
	---------	---------
NET INCOME	252	395
DIVIDENDS ON PREFERRED STOCK	17	19
	---------	---------
NET INCOME APPLICABLE TO COMMON STOCK	$ 235	$ 376
	=========	=========
INCOME PER COMMON SHARE:
Basic	$ .12	$ .21
	=========	=========
Diluted	$ .11	$ .20
	=========	=========
CASH DIVIDEND PER COMMON SHARE	$ .27	$ .26
	=========	=========
AVERAGE COMMON SHARES OUTSTANDING
Basic	2,001,227	1,810,280
	=========	=========
Diluted	2,046,013	1,843,913
	=========	=========

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Unaudited
(In thousands)
	For the Quarter
	Ended March 31,
	2000	1999
	----	----
Balance, beginning of period	$ 5,933	$ 7,785
Net income	252	395
	-------	-------
	6,185	8,180
Less: Dividends	572	507
Common stock-Acquisition Adjustment	14	---
	-------	-------
Balance, end of period	$ 5,599	$ 7,673
	=======	=======

See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited
(In thousands)
	For the Quarter
	Ended March 31,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES	----	----
NET INCOME	$ 252	$ 395
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	597	514
Deferred income taxes, net	(179)	(1)
Allowance for funds used during construction	(59)	(25)
Changes in Assets and Liabilities:
Accounts receivable	82	110
Unbilled operating revenue	161	189
Materials and supplies	52	(18)
Accrued state and federal income taxes	(378)	267
Prepaid property taxes	284	275
Prepaid expenses and other	(137)	10
Other deferred assets	57	(98)
Regulatory assets	(38)	98
Postretirement benefit obligation	(21)	(22)
Accounts payable	(1,806)	(567)
Interest accrued	(359)	(25)
Customer deposits and other, net	576	162
	--------	--------
NET CASH PROVIDED BY OPERATING ACTIVITIES	(916)	1,264
	--------	--------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC)	(3,124)	(3,470)
Proceeds from sale of assets	6	5
	--------	--------
NET CASH USED IN INVESTING ACTIVITIES	(3,118)	(3,465)
	--------	--------
CASH FLOW FROM FINANCING ACTIVITIES
Net borrowings under line of credit agreement	4,789	2,764
Overdraft payable	257	54
Net advances and contributions in aid of construction	324	(173)
Net proceeds from stock transactions	127	179
Dividends	(572)	(489)
Repayment of long-term debt	(292)	---
Principal payments under capital lease obligations	(7)	(12)
Retirement of preferred stock	(100)	(100)
	--------	--------
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,526	2,223
	--------	--------
NET INCREASE IN CASH AND CASH EQUIVALENTS	492	22
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	122	114
	--------	--------
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 614	$ 136
	========	========
Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 1,228	$ 775
	========	========
Income taxes paid	$ 550	$ 1
	========	========

See Notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

       The unaudited financial statements of Artesian Resources Corporation and its wholly-owned subsidiaries (the Company or Artesian Resources), including its principal operating company, Artesian Water Company, Inc. (Artesian Water), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures prescribed by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K. The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but have been reviewed by independent accountants, and, in the opinion of management such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Company's financial position and results of operations. The results of operations for the interim periods may not be indicative of the results that may be expected for the entire year.

NOTE 2 - REGULATORY ASSETS

       Certain expenses, which are recoverable through rates, without a return on investment, as permitted by the State of Delaware Public Service Commission (PSC), are deferred and amortized during future periods using various methods. Expenses related to rate proceedings are amortized on a straight-line basis over a period of two to five years. The post retirement benefit obligation, which is being amortized over twenty years is adjusted for the difference between the net periodic post retirement benefit costs and the cash payments. The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customer reverse. Regulatory assets, net of amortization, comprise:

	March 31, 2000	December 31, 1999
	--------------	-----------------
(in thousands)
Postretirement benefit obligation	$ 1,517	$ 1,538
Deferred income taxes recoverable
in future rates	665	680
Expense of rate proceedings	464	390
	---------	---------
	$ 2,646	$ 2,608
	=========	=========

NOTE 3 - DEBT

       On May 4, 1999, Artesian repurchased 126,353 shares of Class B Common Stock and 24,165 shares of Class A Non-Voting Common Stock Ellis D. and Helena C. Taylor in exchange for a promissory note (the "Note") in the principal amount of $4,450,000 representing the purchase price of the stock, with a discounted present value of $4,307,000. The Note is payable quarterly, on a calendar basis, over a four year period and in sixteen equal principal installments of $278,125 commencing on June 30, 1999. The outstanding balance on the Note bears interest in an amount computed based on the quarterly dividend the Taylors would have received on the Stock transferred to Artesian but not yet paid for by Artesian. In addition, the principal installment is adjusted on a quarterly basis to reflect increases in the book value per common share of the Company as reported in its most recent quarterly financial statement distributed to stockholders prior to the quarterly payment. Such amounts, if any, represent contingent purchase price of the stock and will be charged to retained earnings. At March 31, 2000, Artesian had $3,337,500 outstanding under this promissory note.

NOTE 4 - NON-UTILITY OPERATING EXPENSES

       Artesian Wastewater, began operating a small wastewater treatment spray irrigation facility owned by a municipality in Southern New Castle County Delaware in 1999. Artesian Wastewater is paid a lump sum fee to maintain operations at the facility. The expenses associated with the provision of this service are categorized as non-utility operating expenses, because the cost of wastewater service is not regulated by the PSC in Delaware.

NOTE 5 - RELATED PARTY TRANSACTIONS

       The office building and shop complex utilized by Artesian Water are leased at an average annual rental of $180,000 from a partnership, White Clay Realty, in which Dian Taylor an officer and director of Artesian Resources' is a partner. The lease expires in December, 2002, with provisions for renewals for two five-year periods thereafter. Management believes that the payments made to White Clay Realty for the lease of its office building and shop complex are comparable to what Artesian Water would have to pay to unaffiliated parties for similar facilities.

       Artesian Water leased certain parcels of land for water production wells from Glendale Enterprises Limited, a company wholly-owned by Ellis D. Taylor, the father of William Taylor a director, at an annual rental of $44,000. Renewal of the lease has been automatic from year to year unless 60 days' written notice is given by either party before the end of the year's lease. Artesian Water received notice that Glendale Enterprises Limited desires to discontinue the lease for the well sites. Artesian Water is negotiating the purchase of the land rights for the well sites associated with the Glendale Lease. Artesian Water has received a claim from an unrelated third party with regard to lease payments made since 1986 in this matter and the current ownership of the easements, which the Company intends to vigorously contest. Artesian Water believes any claims or judgement paid is recoverable from Glendale Enterprises. However, if the claim is upheld, subject to the amount and timing of potential recoveries, if any, such amounts could be material to the Statement of Income.

       Expenses associated with related party transactions are as follows:

For the Quarter
Ended March 31,
	2000	1999
	----	----
(in thousands)
White Clay Realty	$ 45	$ 46
Glendale Enterprises	$ --	$ 11
	------	------
	$ 45	$ 57
	======	======

NOTE 6 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

       Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and potentially dilutive effect of employee stock options. The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Quarter
	Ended March 31,
	2000	1999
	----	----
	(in thousands)
Average common shares outstanding during
the period for Basic computation	2,001	1,810
Dilutive effect of employee stock options	45	34
	-----	-----
Average common shares outstanding during
the period for Diluted computation	2,046	1,844
	=====	=====

       Equity per common share was $15.93 and $15.30 at March 31, 2000 and 1999, respectively. These amounts were computed by dividing common stockholders' equity, excluding preferred stock, by the number of shares of common stock outstanding on March 31, 2000 and 1999, respectively.

NOTE 7 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 8 - RATE PROCEEDINGS

       On April 30, 1999, Artesian Water filed a petition with the Delaware Public Service Commission to implement new rates to meet a requested increase in revenue of approximately 10.35%, or $2.7 million on an annualized basis. On September 30, 1999, Artesian Water filed a supplemental rate request which reduced the Company's increase from $2.7 million to approximately $2.5 million. Artesian Water is permitted to collect a temporary increase not in excess of $2.5 million on an annualized basis, under bond, until the level of permanent rates are decided by the Delaware Public Service Commission. The temporary rates became effective on July 1, 1999. Of the amount collected, $1,045,000 was reserved, pending the final outcome of the rate proceeding.

ITEM 2

ARTESIAN RESOURCES CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED
MARCH 31,2000

RESULTS OF OPERATIONS

Overview

       Artesian Water, our principal subsidiary, is the oldest and largest regulated public water utility in the State of Delaware and has been providing water within the state since 1905. We distribute and sell water to residential, commercial, industrial, governmental, municipal and utility customers throughout Delaware. As of March 31, 2000, we had approximately 63,000 metered customers and served a population of approximately 200,000, representing approximately 27% of Delaware's total population. We believe that we have a reputation for providing water and service of superior quality to our customers.

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

Operating Revenues

       We realized 98.2% of our total revenue in the three months of 2000 from the sale of water. Water sales revenue increased $376,000, or 6.4%, for the quarter ended March 31, 2000 compared to the first quarter of 1999. The increase was primarily due to growth in the number of customers served, and implementation of temporary rates related to a pending rate proceeding.

Operating Expenses

       Operating and maintenance expenses increased $462,000 for the quarter ended March 31, 2000, over the quarter ended March 31, 1999, primarily due to increased purchased water expense of $252,000 due to the resting of the Hockessin field, water placed in storage as part of the Aquifer Storage and Recovery system now in service, and the timing of purchases in order to obtain beneficial pricing for required purchases. In addition, payroll and benefits increased $192,000 due to additional employees and wage increases. The ratio of operating and maintenance expense to total revenue was 63.8% for the three months ended March 31, 2000, as compared to 60.4% for the same period in 1999.

       Depreciation and amortization expense increased $104,000, or 19.5%, for the quarter ended March 31, 2000, compared to the comparable quarter of 1999, due to capital additions. Income tax expense decreased $90,000, or 34.1% for the quarter ended March 31, 2000, due to decreased profitability.

Interest Charges

       Interest charges increased $83,000, or 10.3%, for the first quarter of 2000, compared to the first quarter of 1999 due to higher average borrowings on the lines of credit incurred to finance investment in utility plant. In addition, the first quarter of 2000 reflects interest on the note payable for the repurchase of stock that occurred in the second quarter of 1999.

Net Income

       For the quarter ended March 31, 2000, Artesian Resources recorded net income of $252,000 which represents a $143,000, or a 36.2%, decrease as compared to earnings of $395,000 for the quarter ended March 31, 1999. This decrease was primarily due to increased purchased water expense.

LIQUIDITY AND CAPITAL RESOURCES

       Our primary sources of liquidity for the first three months of 2000 were $4.8 million provided by borrowings on our line of credit. Cash flow from operating activities was primarily impacted by large payments made in the first quarter to contractors working on our system expansion in Southern Delaware and to an estimated income tax payment of $550,000.

       We rely on our sources of liquidity for investments in our utility plant and systems and to meet our various payment obligations. We currently estimate that our aggregate investments in our utility plant and systems for the remainder of 2000 will be approximately $12.2 million. These investments will be financed by our operations and short-term borrowings under our revolving credit agreements. Our total obligations related to dividend and sinking fund payments on preferred stock, interest payments on indebtedness, rental payments and water service interconnection agreements for the remainder of 2000 are anticipated to be approximately $5.3 million and will be financed with cashflow from our operating activities.

       Developer advances and contributions in aid of construction are used for the installation of mains and hydrants in new developments. In addition to the $12.2 million referred to above, $3.3 million of capital expenditures will be financed by developers during the remainder of 2000.

       At March 31, 2000, we had a working capital deficit of $13.2 million mainly due to borrowings on our lines of credit incurred to finance investment in utility plant.

       At March 31, 2000, Artesian Water had lines of credit with three separate financial institutions totaling $35.0 million to meet its temporary cash requirements. These revolving credit facilities are unsecured. As of March 31, 2000, we had $22.6 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate plus 1.0% or, at our discretion, the bank's federal funds rate plus 1.0%. All the facilities are reviewed annually by each bank for renewal.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       None.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

       On April 30, 1999, Artesian Water filed a petition with the PSC to implement new rates to meet an increased revenue requirement of approximately 10.35%, or $2.7 million on an annualized basis. On September 30, 1999, Artesian Water filed a supplemental rate request which reduced the Company's increase from $2.7 million to approximately $2.5 million. Artesian Water is permitted to collect a temporary increase not in excess of $2.5 million on an annualized basis, under bond, until permanent rates are approved by the PSC. Such temporary rates were placed in effect by Artesian July 1, 1999.

       There are no other material legal proceedings pending at this date.

ITEM 2 - CHANGES IN SECURITIES

       Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

       Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

ITEM 5 - OTHER INFORMATION

       Not applicable.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

       No reports on Form 8-K were filed for the quarter ended March 31, 2000.

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

ARTESIAN RESOURCES CORPORATION

04/25/00	/s/ Dian C. Taylor
Dian C. Taylor
President, CEO, and Chair of the Board
Artesian Resources Corporation and Subsidiaries

04/25/00	/s/ David B. Spacht
David B. Spacht
Vice President, Chief Financial Officer, and Treasurer
Artesian Resources Corporation and Subsidiaries

EXHIBIT 27 - FINANCIAL DATA SCHEDULE

        This schedule contains summary financial information extracted from the consolidated balance sheets, consolidated statements of income and the consolidated statement of cash flows from the Company's March 31, 2000 Form 10-Q and is qualified in its entirety by reference to such financial statements.

PERIOD TYPE	3-MOS
FISCAL YEAR END	DEC-31-2000
PERIOD END	MAR-31-2000
BOOK VALUE	PER-BOOK
TOTAL NET UTILITY PLANT	124,940,000
OTHER PROPERTY AND INVEST	271,000
TOTAL CURRENT ASSETS	6,385,000
TOTAL DEFERRED CHARGES	3,681,000
OTHER ASSETS	0
TOTAL ASSETS	135,277,000
COMMON	2,003,000
CAPITAL SURPLUS PAID IN	24,275,000
RETAINED EARNINGS	5,599,000
TOTAL COMMON STOCKHOLDERS EQ	31,877,000
PREFERRED MANDATORY	300,000
PREFERRED	272,000
LONG TERM DEBT NET	32,000,000
SHORT TERM NOTES	12,406,000
LONG TERM NOTES PAYABLE	2,225,000
COMMERCIAL PAPER OBLIGATIONS	0
LONG TERM DEBT CURRENT PORT	1,113,000
PREFERRED STOCK CURRENT	100,000
CAPITAL LEASE OBLIGATIONS	26,000
LEASES CURRENT	16,000
OTHER ITEMS CAPITAL AND LIAB	54,942,000
TOT CAPITALIZATION AND LIAB	135,277,000
GROSS OPERATING REVENUE	6,348,000
INCOME TAX EXPENSE	174,000
OTHER OPERATING EXPENSES	5,101,000
TOTAL OPERATING EXPENSES	5,275,000
OPERATING INCOME LOSS	1,073,000
OTHER NET INCOME	70,000
INCOME BEFORE INTEREST EXPEN	1,143,000
TOTAL INTEREST EXPENSE	891,000
NET INCOME	252,000
PREFERRED STOCK DIVIDENDS	17,000
EARNINGS AVAILABLE FOR COMM	235,000
COMMON STOCK DIVIDENDS	540,000
TOTAL ANNUAL INTEREST ON ALL BONDS	2,696,000
CASH FLOW-OPERATIONS	(916,000)
EPS BASIC	0.12
EPS DILUTED	0.11