Form 10-Q
period 2000-06-30
ARTESIAN RESOURCES CORP
filed 2000-08-14
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

or

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

As of July 31, 2000, 1,615,216 shares and 391,824 shares of Class A
Non-Voting Common Stock and Class B Common Stock, respectively, were outstanding.

ARTESIAN RESOURCES CORPORATION
INDEX TO FORM 10-Q

Part I - Financial Information:		Page(s)

Item 1 -	Financial Statements
	Consolidated Balance Sheet -
	June 30, 2000 and December 31, 1999	3-4

	Consolidated Statement of Income for
	the quarters ended June 30, 2000 and 1999	4

	Consolidated Statement of Income for
	the six months ended June 30, 2000 and 1999	5

	Consolidated Statement of Retained Earnings
	for the six months ended June 30, 2000 and 1999	6

	Consolidated Statement of Cash Flows for the
	six months ended June 30, 2000 and 1999	6-7

	Notes to the Consolidated Financial Statements	8-10

Item 2 -	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	10-13

Item 3 -	Quantitative and Qualitative Disclosures about
	Market Risk	13

Part II - Other Information:

Item 1 -	Legal Proceedings	14

Item 2 -	Changes in Securities	14

Item 3 -	Defaults Upon Senior Securities	14

Item 4 -	Submission of Matters to a Vote of Security Holders	14

Item 5 -	Other Information	14

Item 6 -	Exhibits and Reports on Form 8-K	14-16

Signatures		17

Part I - Financial Information
Item I - Financial Statements

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands)
	Unaudited
	June 30, 2000	December 31, 1999
	-----------------	-----------------
ASSETS
Utility plant, at original cost
less accumulated depreciation	$128,896	$122,481
Current assets	-----------	-----------
Cash and cash equivalents	257	122
Accounts receivable, net	2,110	2,335
Unbilled operating revenues	2,708	2,007
Materials and supplies-at cost
on FIFO basis	659	710
Deferred income taxes	307	---
Prepaid property taxes	1	548
Prepaid expenses and other	642	306
	-----------	-----------
	6,684	6,028
Other assets	-----------	-----------
Non-utility property (less accumulated
depreciation 2000-$163;1999-$159)	270	273
Investment in ETD	17	--
Other deferred assets	1,002	1,092
	-----------	-----------
	1,289	1,365
Regulatory assets, net	2,519	2,608
	-----------	-----------
	$139,388	$132,482
	=======	=======
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$ 2,007	$ 1,998
Additional paid-in capital	24,350	24,153
Retained earnings	6,028	5,933
Preferred stock	272	272
	-----------	-----------
Total stockholders' equity	32,657	32,356
Preferred stock-mandatorily redeemable,	-----------	-----------
net of current portion	300	400
Long-term debt, net of current portion	33,966	34,529
	-----------	-----------
	66,923	67,285
Current liabilities	-----------	-----------
Notes payable	13,636	7,617
Current portion of long-term debt	1,126	1,136
Current portion of mandatorily
redeemable preferred stock	100	100
Accounts payable	2,893	3,958
Overdraft payable	1,042	581
State and federal taxes	850	665
Interest accrued	682	655
Customer deposits	415	388
Dividends payable	15	---
Reserve for temporary rate increase	1,413	720
Other	988	719
	-----------	-----------
	23,160	16,539
Deferred credits and other liabilities	-----------	-----------
Net advances for construction	18,692	18,749
Postretirement benefit obligation	1,495	1,538
Deferred investment tax credits	947	964
Deferred income taxes	3,031	2,776
	-----------	-----------
	24,165	24,027
	-----------	-----------
Net contributions in aid of construction	25,140	24,631
	-----------	-----------
	$139,388	$132,482
	=======	=======

See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF INCOME
Unaudited
(In thousands, except share and per share amounts)
	For the Quarter
	Ended June 30,
	2000	1999
OPERATING REVENUES	----	----
Water sales	$ 7,116	$ 6,688
Other utility operating revenue	112	106
Non utility revenue	11	---
	---------	---------
	7,239	6,794
	---------	---------
OPERATING EXPENSES
Utility operating expenses	3,586	3,908
Related party expenses	45	57
Non-utility operating expenses	14	13
Depreciation and amortization	650	632
State and federal income taxes	673	450
Property and other taxes	388	404
	---------	---------
	5,356	5,464
	---------	---------
OPERATING INCOME	1,883	1,330
ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION	92	54
OTHER INCOME (EXPENSE), NET	9	13
	---------	---------
INCOME BEFORE INTEREST CHARGES	1,984	1,397
	---------	---------
INTEREST CHARGES	978	721
	---------	---------
NET INCOME	1,006	676
DIVIDENDS ON PREFERRED STOCK	15	17
	---------	---------
NET INCOME APPLICABLE TO COMMON STOCK	$ 991	$ 659
	=========	=========
INCOME PER COMMON SHARE:
Basic	$ .49	$ .32
	=========	=========
Diluted	$ .48	$ .32
	=========	=========
CASH DIVIDEND PER COMMON SHARE	$ .275	$ .26
	=========	=========
AVERAGE COMMON SHARES OUTSTANDING
Basic	2,005,692	2,040,160
	=========	=========
Diluted	2,044,215	2,074,320
	=========	=========

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF INCOME
Unaudited
(In thousands, except share and per share amounts)
	For the Six Months
	Ended June 30,
	2000	1999
OPERATING REVENUES	----	----
Water sales	$ 13,348	$ 12,544
Other utility operating revenue	218	189
Non utility revenue	21	---
	---------	---------
	13,587	12,733
	---------	---------
OPERATING EXPENSES
Utility operating expenses	7,584	7,433
Related party expenses	90	113
Non-utility operating expenses	21	19
Depreciation and amortization	1,286	1,164
State and federal income taxes	847	715
Property and other taxes	803	794
	---------	---------
	10,631	10,238
	---------	---------
OPERATING INCOME	2,956	2,495
ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION	152	79
OTHER INCOME (EXPENSE), NET	19	26
	---------	---------
INCOME BEFORE INTEREST CHARGES	3,127	2,600
	---------	---------
INTEREST CHARGES	1,869	1,529
	---------	---------
NET INCOME	1,258	1,071
DIVIDENDS ON PREFERRED STOCK	32	54
	---------	---------
NET INCOME APPLICABLE TO COMMON STOCK	$ 1,226	$ 1,017
	=========	=========
INCOME PER COMMON SHARE:
Basic	$ .61	$ .52
	=========	=========
Diluted	$ .60	$ .51
	=========	=========
CASH DIVIDEND PER COMMON SHARE	$ .545	$ .52
	=========	=========
AVERAGE COMMON SHARES OUTSTANDING
Basic	2,003,460	1,958,271
	=========	=========
Diluted	2,043,997	1,992,591
	=========	=========

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Unaudited
(In thousands)
	For the Six Months
	Ended June 30,
	2000	1999
	----	----
Balance, beginning of period	$ 5,933	$ 7,785
Net income	1,258	1,071
	-------	-------
	7,191	8,856
Less: Dividends	1,137	1,080
Common stock-Acquisition Adjustment	26	2,766
	-------	-------
Balance, end of period	$ 6,028	$ 5,010
	=======	=======

See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited
(In thousands)
	For the Six Months
	Ended June 30,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES	----	----
NET INCOME	$ 1,258	$ 1,071
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,207	1,109
Deferred income taxes, net	(69)	547
Allowance for funds used during construction	(152)	(79)
Changes in Assets and Liabilities:
Accounts receivable	225	21
Unbilled operating revenue	(701)	(464)
Materials and supplies	51	43
Accrued state and federal income taxes	185	159
Prepaid property taxes	547	550
Prepaid expenses and other	(336)	56
Other deferred assets	90	14
Regulatory assets	89	244
Postretirement benefit obligation	(43)	(42)
Accounts payable	(1,065)	1,070
Interest accrued	27	(351)
Customer deposits and other, net	1,004	96
	--------	--------
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,317	4,044
	--------	--------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC)	(7,738)	(10,167)
Proceeds from sale of assets	10	6
	--------	--------
NET CASH USED IN INVESTING ACTIVITIES	(7,728)	(10,161)
	--------	--------
CASH FLOW FROM FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit
agreement	6,019	(1,718)
Overdraft payable	461	301
Net advances and contributions in aid of construction	694	1,160
Net proceeds from stock transactions	206	7,803
Dividends	(1,137)	(1,063)
Repayment of long-term debt	(581)	(278)
Principal payments under capital lease obligations	(16)	(25)
Retirement of preferred stock	(100)	(100)
	--------	--------
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,546	6,080
	--------	--------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	135	(37)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	122	114
	--------	--------
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 257	$ 77
	========	========
Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 1,797	$ 1,865
	========	========
Income taxes paid	$ 550	$ 1
	========	========

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

	June 30, 2000	December 31, 1999
	--------------	-----------------
	(in thousands)
Postretirement benefit obligation	$1,495	$ 1,538
Deferred income taxes recoverable
in future rates	665	680
Expense of rate proceedings	359	390
	---------	---------
	$ 2,519	$ 2,608
	=========	=========

NOTE 3 - DEBT

       On May 4, 1999, Artesian repurchased 126,353 shares of Class B Common Stock and 24,165 shares of Class A Non-Voting Common Stock from Ellis D. and Helena C. Taylor in exchange for a promissory note (the "Note") in the principal amount of $4,450,000 representing the purchase price of the stock, with a discounted present value of $4,307,000. The Note is payable quarterly, on a calendar basis, over a four year period and in sixteen equal principal installments of $278,125 commencing on June 30, 1999. The outstanding balance on the Note bears interest in an amount computed based on the quarterly dividend the Taylors would have received on the Stock transferred to Artesian but not yet paid for by Artesian. In addition, the principal installment is adjusted on a quarterly basis to reflect increases in the book value per common share of the Company as reported in its most recent quarterly financial statement distributed to stockholders prior to the quarterly payment. Such amounts, if any, represent contingent purchase price of the stock and will be charged to retained earnings. At June 30, 2000, Artesian had $3,059,375 outstanding under this promissory note.

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

       Artesian Water leased certain parcels of land for water production wells from Glendale Enterprises Limited, a company wholly-owned by Ellis D. Taylor, the father of William Taylor a director, at an annual rental of $44,000. Renewal of the lease has been automatic from year to year unless 60 days' written notice is given by either party before the end of the year's lease. Artesian Water received notice that Glendale Enterprises Limited desires to discontinue the lease for the well sites. Artesian Water is negotiating the purchase of the land rights for the well sites associated with the Glendale Lease. Artesian Water has received a claim from an unrelated third party with regard to lease payments made since 1986 in this matter and the current ownership of the easements, which the Company intends to vigorously contest. However, if the claim is upheld, subject to the amount and timing of potential recoveries by Artesian against Glendale Enterprises, if any, such amounts could be material to the Statement of Income.

       Expenses associated with related party transactions are as follows:

	For the Quarter		For the Six Months
	Ended June 30,		Ended June 30,
	2000	1999	2000	1999
	----	----	----	----
	(in thousands)		(in thousands)
White Clay Realty	$ 45	$ 46	$ 90	$ 91
Glendale Enterprises	$ --	$ 11	$ --	$ 22
	------	------	------	------
	$ 45	$ 57	$ 90	$ 113
	======	======	======	======

NOTE 6 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

       Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and potentially dilutive effect of employee stock options. The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Quarter		For the Six Months
	Ended June 30,		Ended June 30,
	2000	1999	2000	1999
	----	----	----	----
	(in thousands)		(in thousands)
Average common shares outstanding during
the period for Basic computation	2,006	2,040	2,003	1,958
Dilutive effect of employee stock options	38	34	41	35
	-----	-----	-----	-----
Average common shares outstanding during
the period for Diluted computation	2,044	2,074	2,044	1,993
	=====	=====	=====	=====

       Equity per common share was $16.14 and $15.57 at June 30, 2000 and 1999, respectively. These amounts were computed by dividing common stockholders' equity, excluding preferred stock, by the number of shares of common stock outstanding on June 30, 2000 and 1999, respectively.

NOTE 7 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and hedging activities. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," moving the effective date for this standard from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. In June 2000, FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which addresses and amends SFAS No. 133 for a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. We plan to adopt SFAS No. 133 incorporating SFAS No. 138 amendments effective January 1, 2001. Our adoption of this statement will not have a material impact on our financial condition or results of operations.

NOTE 8 - RATE PROCEEDINGS

       On April 30, 1999, Artesian Water filed a petition with the Delaware Public Service Commission to implement new rates to meet a requested increase in revenue of approximately 10.35%, or $2.7 million on an annualized basis. On September 30, 1999, Artesian Water filed a supplemental rate request which reduced the Company's increase from $2.7 million to approximately $2.5 million. Artesian Water is permitted to collect a temporary increase not in excess of $2.5 million on an annualized basis, under bond, until the level of permanent rates are decided by the Delaware Public Service Commission. The temporary rates became effective on July 1, 1999. Of the amount collected, $1,413,000 was reserved at June 30, 2000, pending the final outcome of the rate proceeding.

ITEM 2

ARTESIAN RESOURCES CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED
JUNE 30,2000

RESULTS OF OPERATIONS

Overview

       Artesian Water, our principal subsidiary, is the oldest and largest regulated public water utility in the State of Delaware and has been providing water within the state since 1905. We distribute and sell water to residential, commercial, industrial, governmental, municipal and utility customers throughout Delaware. As of June 30, 2000, we had approximately 64,000 metered customers and served a population of approximately 200,000, representing approximately 27% of Delaware's total population. We believe that we have a reputation for providing water and service of superior quality to our customers.

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

Operating Revenues

       We realized 98.3% of our total revenue in the second quarter of 2000 from the sale of water. Total operating revenue increased $445,000, or 6.5%, for the quarter ended June 30, 2000 compared to the second quarter of 1999. Total operating revenue increased $854,000 or 6.7% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The increase in operating revenues for both the quarter and six month periods ended June 30, 2000 is attributable to the temporary rate increase placed into effect July 1, 1999. Additional revenues of $544,000 from the temporary rates have been recorded as water sales revenue this year. The Company does not expect the final approved level of rate relief to be significantly higher than the portion of temporary rates currently being recorded as revenue. Artesian anticipates a final decision on the rate filing request by the Delaware Public Service Commission before the end of the summer. Also contributing to the increase in water sales revenues was a 3.7% increase in the number of metered customers served by Artesian over the past year. However, the frequency of rainfall events through July 2000 have significantly reduced customer outdoor water usage and will have a negative impact on water sales revenues.

Operating Expenses

       Operating and maintenance expenses decreased $333,000 for the quarter ended June 30, 2000, from the quarter ended June 30, 1999, primarily due to the timing of water purchased under annual contractual obligations. Purchased water expense for the second quarter 2000 was reduced by $299,000 from the same period in 1999. The reduction in purchased water expense, however, will not continue through the remainder of the year, as the Company will need to purchase more water than last year during the third and fourth quarters to fulfill minimum contractual obligations. Expenses in the second quarter of 1999 were increased due to the recognition costs associated with the 1997 rate case.

       Operation and maintenance expenses increased $130,000 for the six months ended June 30, 2000 over the six months ended June 30, 1999, primarily due to increases in payroll and benefits due to additional employees and wage increases. The ratio of operating and maintenance expense to total revenue was 56.6% for the six months ended June 30, 2000, as compared to 59.4% for the same period in 1999.

       Depreciation and amortization expense increased $122,000, or 10.5%, for the six months ended June 30, 2000, compared to the comparable period of 1999, due to capital additions.

       Income tax expense increased $223,000, or 49.6% for the quarter ended June 30, 2000, and increased $132,000 for the six months ended June 30, 2000, due to increased profitability.

Interest Charges

       Interest charges increased $257,000, or 35.6%, for the second quarter of 2000, compared to the second quarter of 1999, and increased $340,000 for the six months ended June 30, 2000 versus the six months ended June 30, 1999, due to higher average borrowings on the lines of credit incurred to finance investment in utility plant. In addition, the second quarter and six months ended June 2000 reflects interest on the note payable for the repurchase of stock that occurred in the second quarter of 1999. Year end results will be negatively impacted as a result of increased interest expense expected to continue through the third and fourth quarters. The Company has made investments of $8.3 million in utility plant since June 30, 1999. These investments were made after the April 30, 1999 filing still pending before the Delaware Public Service Commission, and are not reflected in rate base.

Net Income

       For the quarter ended June 30, 2000, Artesian Resources recorded net income of $1,006,000 which represents a $330,000, or a 48.8%, increase as compared to net income of $676,000 for the quarter ended June 30, 1999. For the six months ended June 30, 2000 Artesian Resources recorded net income of $1,258,000 which represents a $187,000, or a 17.5% increase as compared to net income of $1,071,000 for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

       Our primary sources of liquidity for the first six months of 2000 were $6.0 million provided by borrowings on our line of credit. Cash flow from operating activities was reduced to $2.3 million in the first six months of 2000 from $4.0 million for the first six months of the prior year primarily by large payments on Accounts Payable due to contractors working on our system expansion in Southern Delaware and to an estimated income tax payment of $550,000.

       We rely on our sources of liquidity for investments in our utility plant and systems and to meet our various payment obligations. We currently estimate that our aggregate investments in our utility plant and systems for the remainder of 2000 will be approximately $7.2 million. These investments will be financed by our operations and short-term borrowings under our revolving credit agreements. Our total obligations related to dividend and sinking fund payments on preferred stock, interest payments on indebtedness, rental payments and water service interconnection agreements for the remainder of 2000 are anticipated to be approximately $3.5 million and will be financed with cashflow from our operating activities.

       Developer advances and contributions in aid of construction are used for the installation of mains and hydrants in new developments. In addition to the $7.2 million referred to above, $2.6 million of capital expenditures will be financed by developers during the remainder of 2000.

       At June 30, 2000, we had a working capital deficit of $16.5 million mainly due to borrowings on our lines of credit incurred to finance investment in utility plant.

       At June 30, 2000, Artesian Water had lines of credit with three separate financial institutions totaling $35.0 million to meet its temporary cash requirements. These revolving credit facilities are unsecured. As of June 30, 2000, we had $21.4 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate plus 1.0% or, at our discretion, the bank's federal funds rate plus 1.0%. All the facilities are reviewed annually by each bank for renewal.

       On April 13, 1999, Artesian Resources issued 325,000 shares of Class A Non-Voting Common Stock at $25.00 per share in an underwritten public offering, and the net proceeds of approximately $7.5 million were used to reduce Artesian Water's borrowing on the lines of credit incurred to finance investment in utility plant.

CAUTIONARY STATEMENT

       In addition to historical facts or statements of current condition, this press release contains forward-looking statements that involve risks and uncertainties. These risks and uncertainties could cause Artesian's actual results to differ materially from the presently anticipated results and expectations expressed in these forward-looking statements. These uncertainties include, but are not limited to, the final results of Artesian's current rate proceeding before the Delaware Public Service Commission, the level of capital expenditure for plant investment in 2000, the weather conditions in Delaware during the balance of 2000, material changes in demand from larger customers, availability of labor, and other economic, business, competitive and/or regulatory factors affecting Artesian's businesses generally. Given these risks and uncertainties, actual results could differ materially from these forward-looking statements and they may prove not to be correct. Furthermore, Artesian does not intend (and is not obligated) to update publicly any forward-looking statements. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       None.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

       On April 30, 1999, Artesian Water filed a petition with the PSC to implement new rates to meet an increased revenue requirement of approximately 10.35%, or $2.7 million on an annualized basis. On September 30, 1999, Artesian Water filed a supplemental rate request which reduced the Company's increase from $2.7 million to approximately $2.5 million. Artesian Water is permitted to collect a temporary increase not in excess of $2.5 million on an annualized basis, under bond, until permanent rates are approved by the PSC. Such temporary rates were placed in effect by Artesian July 1, 1999. Artesian anticipates a decision on its current rate proceeding prior to the end of the third quarter.

       There are no other material legal proceedings pending at this date.

ITEM 2 - CHANGES IN SECURITIES

       Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

       Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

ITEM 5 - OTHER INFORMATION

       Not applicable.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

       No reports on Form 8-K were filed for the quarter ended June 30, 2000.

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

ARTESIAN RESOURCES CORPORATION

08/11/00	____________________________
Dian C. Taylor
President, CEO, and Chair of the Board
Artesian Resources Corporation and Subsidiaries

08/11/00	____________________________
David B. Spacht
Vice President, Chief Financial Officer, and Treasurer
Artesian Resources Corporation and Subsidiaries
Form 10Q June 2000

EXHIBIT 27 - FINANCIAL DATA SCHEDULE

        This schedule contains summary financial information extracted from the consolidated balance sheets, consolidated statements of income and the consolidated statement of cash flows from the Company's June 30, 2000 Form 10-Q and is qualified in its entirety by reference to such financial statements.

PERIOD TYPE	3-MOS	6-MOS
FISCAL YEAR END	DEC-31-2000	DEC-31-2000
PERIOD END	JUN-30-2000	JUN-30-2000
BOOK VALUE	PER-BOOK	PER-BOOK
TOTAL NET UTILITY PLANT	128,896,000	128,896,000
OTHER PROPERTY AND INVEST	287,000	287,000
TOTAL CURRENT ASSETS	6,684,000	6,684,000
TOTAL DEFERRED CHARGES	3,521,000	3,521,000
OTHER ASSETS	0	0
TOTAL ASSETS	139,388,000	139,388,000
COMMON	2,007,000	2,007,000
CAPITAL SURPLUS PAID IN	24,350,000	24,350,000
RETAINED EARNINGS	6,028,000	6,028,000
TOTAL COMMON STOCKHOLDERS EQ	32,385,000	32,385,000
PREFERRED MANDATORY	300,000	300,000
PREFERRED	272,000	272,000
LONG TERM DEBT NET	32,000,000	32,000,000
SHORT TERM NOTES	13,636,000	13,636,000
LONG TERM NOTES PAYABLE	1,947,000	1,947,000
COMMERCIAL PAPER OBLIGATIONS	0	0
LONG TERM DEBT CURRENT PORT	1,112,000	1,112,000
PREFERRED STOCK CURRENT	100,000	100,000
CAPITAL LEASE OBLIGATIONS	19,000	19,000
LEASES CURRENT	14,000	14,000
OTHER ITEMS CAPITAL AND LIAB	57,603,000	57,603,000
TOT CAPITALIZATION AND LIAB	139,388,000	139,388,000
GROSS OPERATING REVENUE	7,239,000	13,587,000
INCOME TAX EXPENSE	673,000	847,000
OTHER OPERATING EXPENSES	4,683,000	9,784,000
TOTAL OPERATING EXPENSES	5,356,000	10,631,000
OPERATING INCOME LOSS	1,883,000	2,956,000
OTHER NET INCOME	101,000	171,000
INCOME BEFORE INTEREST EXPEN	1,984,000	3,127,000
TOTAL INTEREST EXPENSE	978,000	1,869,000
NET INCOME	1,006,000	1,258,000
PREFERRED STOCK DIVIDENDS	15,000	32,000
EARNINGS AVAILABLE FOR COMM	991,000	1,226,000
COMMON STOCK DIVIDENDS	551,000	1,091,000
TOTAL ANNUAL INTEREST ON ALL BONDS	2,696,000	2,696,000
CASH FLOW-OPERATIONS	3,233,000	2,317,000
EPS BASIC	0.49	0.61
EPS DILUTED	0.48	0.60