Form 10-Q
period 2000-09-30
ARTESIAN RESOURCES CORP
filed 2000-11-14
CIK 863110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       or

     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the transaction period from _______________ to _______________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

     As of October 31, 2000, 1,619,168 shares and 391,824 shares of Class A Non-Voting Common Stock and Class B Common Stock, respectively, were outstanding.

                         ARTESIAN RESOURCES CORPORATION
                               INDEX TO FORM 10-Q


Part I - Financial Information:                                                                         Page(s)
         Item 1 -  Financial Statements
                   Consolidated Balance Sheet -
                   September 30, 2000 and December 31, 1999                                               3-4

                   Consolidated Statement of Income for
                   the quarters ended September 30, 2000 and 1999                                          5

                   Consolidated Statement of Income for
                   the nine months ended September 30, 2000 and 1999                                       6

                   Consolidated Statement of Retained Earnings
                   for the nine months ended September 30, 2000 and 1999                                   7

                   Consolidated Statement of Cash Flows for the
                   nine months ended September 30, 2000 and 1999                                          7-8

                   Notes to the Consolidated Financial Statements                                        8-12

         Item 2 -  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                         12-15

         Item 3 -  Quantitative and Qualitative Disclosures about
                   Market Risk                                                                            15

Part II - Other Information:

         Item 1 -  Legal Proceedings                                                                      15

         Item 2 -  Changes in Securities                                                                  15

         Item 3 -  Defaults Upon Senior Securities                                                        15

         Item 4 -  Submission of Matters to a Vote of Security Holders                                    15

         Item 5 -  Other Information                                                                      15

         Item 6 -  Exhibits and Reports on Form 8-K                                                      16-17

Signatures                                                                                                18


Part I - Financial Information
Item I - Financial Statements

                         ARTESIAN RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                           Unaudited
                                                                      September 30, 2000        December 31, 1999
                                                                      ------------------        -----------------
ASSETS
Utility plant, at original cost
   less accumulated depreciation                                          $ 130,532                $ 122,481
                                                                          ---------                ---------
Current assets
   Cash and cash equivalents                                                    544                      122
   Accounts receivable, net                                                   1,126                    2,335
   Unbilled operating revenues                                                2,099                    2,007
   Materials and supplies-at cost
      on FIFO basis                                                             628                      710
   Deferred income taxes                                                         77                      ---
   Prepaid property taxes                                                       844                      548
   Prepaid expenses and other                                                   609                      306
                                                                          ---------                ---------
                                                                              5,927                    6,028
                                                                          ---------                ---------
Other assets
   Non-utility property (less accumulated
      depreciation 2000-$163;1999-$159)                                         270                      273
   Investments                                                                   29                       --
   Other deferred assets                                                        965                    1,092
                                                                          ---------                ---------
                                                                              1,264                    1,365
Regulatory assets, net                                                        2,351                    2,608
                                                                          ---------                ---------
                                                                          $ 140,074                $ 132,482
                                                                          =========                =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
   Common stock                                                               2,011                    1,998
   Additional paid-in capital                                                24,425                   24,153
   Retained earnings                                                          6,098                    5,933
   Preferred stock                                                              272                      272
                                                                          ---------                ---------
      Total stockholders' equity                                             32,806                   32,356
                                                                          ---------                ---------
Preferred stock-mandatorily redeemable,
   net of current portion                                                       300                      400
Long-term debt, net of current portion                                       33,688                   34,529
                                                                          ---------                ---------
                                                                             66,794                   67,285
                                                                          ---------                ---------
Current liabilities
   Notes payable                                                             14,812                    7,617
   Current portion of long-term debt                                          1,122                    1,136
   Current portion of mandatorily
      redeemable preferred stock                                                100                      100
   Accounts payable                                                           2,316                    3,958
   Overdraft payable                                                          2,329                      581
   State and federal taxes                                                      140                      665
   Interest accrued                                                             332                      655
   Customer deposits                                                            420                      388
   Reserve for temporary rate increase                                          ---                      720
   Other                                                                        947                      719
                                                                          ---------                ---------
                                                                             22,518                   16,539
                                                                          ---------                ---------
Deferred credits and other liabilities
   Net advances for construction                                             18,846                   18,749
   Postretirement benefit obligation                                          1,475                    1,538
   Deferred investment tax credits                                              942                      964
   Deferred income taxes                                                      3,879                    2,776
                                                                          ---------                ---------
                                                                             25,142                   24,027
                                                                          ---------                ---------
Net contributions in aid of construction                                     25,620                   24,631
                                                                          ---------                ---------
                                                                          $ 140,074                $ 132,482
                                                                          =========                =========

See notes to the consolidated financial statements.

                         ARTESIAN RESOURCES CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    Unaudited
               (In thousands, except share and per share amounts)

                                                                                               For the Quarter
                                                                                              Ended September 30,
                                                                                        2000                1999
                                                                                     ----------          ----------
OPERATING REVENUES
   Water sales                                                                       $    6,913          $    7,265
   Other utility operating revenue                                                           98                 100
   Non utility revenue                                                                       11                   9
                                                                                     ----------          ----------
                                                                                          7,022               7,374
                                                                                     ----------          ----------
OPERATING EXPENSES
   Utility operating expenses                                                             3,825               3,589
   Related party expenses                                                                    45                  45
   Non-utility operating expenses                                                            10                   6
   Depreciation and amortization                                                            729                 624
   State and federal income taxes                                                           363                 761
   Property and other taxes                                                                 406                 413
                                                                                     ----------          ----------
                                                                                          5,378               5,438
                                                                                     ----------          ----------
OPERATING INCOME                                                                          1,644               1,936
ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION                                                 58                  26
OTHER INCOME (EXPENSE), NET                                                                  10                  13
                                                                                     ----------          ----------
INCOME BEFORE INTEREST CHARGES                                                            1,712               1,975
                                                                                     ----------          ----------
INTEREST CHARGES                                                                          1,076                 832
                                                                                     ----------          ----------
NET INCOME                                                                                  636               1,143
DIVIDENDS ON PREFERRED STOCK                                                                 14                  17
                                                                                     ----------          ----------
NET INCOME APPLICABLE TO COMMON STOCK                                                $      622          $    1,126
                                                                                     ==========          ==========

INCOME PER COMMON SHARE:
   Basic                                                                             $      .31          $      .56
                                                                                     ==========          ==========
   Diluted                                                                           $      .30          $      .55
                                                                                     ==========          ==========
CASH DIVIDEND PER COMMON SHARE                                                       $     .275          $      .27
                                                                                     ==========          ==========
AVERAGE COMMON SHARES OUTSTANDING
   Basic                                                                              2,009,116           1,994,478
                                                                                     ==========          ==========
   Diluted                                                                            2,045,165           2,031,007
                                                                                     ==========          ==========


                         ARTESIAN RESOURCES CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    Unaudited
               (In thousands, except share and per share amounts)

                                                                                         For the Nine Months
                                                                                          Ended September 30,
                                                                                      2000                  1999
                                                                                   ----------            ----------
OPERATING REVENUES
   Water sales                                                                     $   20,261            $   19,808
   Other utility operating revenue                                                        317                   285
   Non utility revenue                                                                     32                    14
                                                                                   ----------            ----------
                                                                                       20,610                20,107
                                                                                   ----------            ----------
OPERATING EXPENSES
   Utility operating expenses                                                          11,409                11,021
   Related party expenses                                                                 135                   159
   Non-utility operating expenses                                                          31                    25
   Depreciation and amortization                                                        2,015                 1,789
   State and federal income taxes                                                       1,209                 1,475
   Property and other taxes                                                             1,210                 1,207
                                                                                   ----------            ----------
                                                                                       16,009                15,676
                                                                                   ----------            ----------
OPERATING INCOME                                                                        4,601                 4,431
ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION                                              209                   106
OTHER INCOME (EXPENSE), NET                                                                29                    39
                                                                                   ----------            ----------
INCOME BEFORE INTEREST CHARGES                                                          4,839                 4,576
                                                                                   ----------            ----------
INTEREST CHARGES                                                                        2,945                 2,362
                                                                                   ----------            ----------
NET INCOME                                                                              1,894                 2,214
DIVIDENDS ON PREFERRED STOCK                                                               46                    71
                                                                                   ----------            ----------
NET INCOME APPLICABLE TO COMMON STOCK                                                   1,848            $    2,143
                                                                                   ==========            ==========
INCOME PER COMMON SHARE:
   Basic                                                                           $      .92            $     1.10
                                                                                   ==========            ==========
   Diluted                                                                         $      .90            $     1.08
                                                                                   ==========            ==========
CASH DIVIDEND PER COMMON SHARE                                                     $      .82            $      .79
                                                                                   ==========            ==========
AVERAGE COMMON SHARES OUTSTANDING
   Basic                                                                            2,005,345             1,948,306
                                                                                   ==========            ==========
   Diluted                                                                          2,043,537             1,981,962
                                                                                   ==========            ==========

                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                    Unaudited
                                 (In thousands)

                                                                                            For the Nine Months
                                                                                            Ended September 30,
                                                                                           2000               1999
                                                                                         -------            -------
Balance, beginning of period                                                            $  5,933           $  7,785
Net income                                                                                 1,894              2,214
                                                                                         -------            -------
                                                                                           7,827              9,999
Less: Dividends                                                                            1,689              1,634
      Common stock-Repurchase                                                                 40              2,787
                                                                                         -------            -------
Balance, end of period                                                                   $ 6,098            $ 5,578
                                                                                         =======            =======

See notes to the consolidated financial statements.

                         ARTESIAN RESOURCES CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited
                                 (In thousands)

                                                                                          For the Nine Months
                                                                                          Ended September 30,
                                                                                        2000                1999
                                                                                      ---------           ---------
NET INCOME                                                                            $   1,894           $   2,214
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                                                          1,884               1,697
   Deferred income taxes, net                                                             1,004                 537
   Allowance for funds used during construction                                           (209)                (106)
Changes in Assets and Liabilities:
   Accounts receivable                                                                    1,209                (630)
   Unbilled operating revenue                                                               (92)               (318)
   Materials and supplies                                                                    82                  (6)
   Accrued state and federal income taxes                                                  (525)                770
   Prepaid property taxes                                                                  (296)               (324)
   Prepaid expenses and other                                                              (303)                 62
   Other deferred assets                                                                    127                  54
   Regulatory assets                                                                        257                 294
   Postretirement benefit obligation                                                        (63)                (65)
   Accounts payable                                                                      (1,642)               (566)
   Interest accrued                                                                        (323)                (34)
   Customer deposits and other, net                                                        (460)                285
                                                                                      ---------           ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 2,544               3,864
                                                                                      ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures (net of AFUDC)                                                  (10,155)            (11,496)
   Proceeds from sale of assets                                                              24                   6
                                                                                      ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                                                   (10,131)            (11,490)
                                                                                      ---------           ---------

CASH FLOW FROM FINANCING ACTIVITIES
   Net borrowings (repayments) under line of
credit agreement                                                                          7,195                (252)
   Overdraft payable                                                                      1,748                (501)
   Net advances and contributions in aid of construction                                  1,466               2,694
   Net proceeds from stock transactions                                                     244               7,887
   Dividends                                                                             (1,689)             (1,617)
   Repayment of long-term debt                                                             (834)               (278)
   Principal payments under capital lease obligations                                       (21)                (42)
   Retirement of preferred stock                                                           (100)               (100)
                                                                                      ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 8,009               7,791
                                                                                      ---------           ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   422                 165
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            122                 114
                                                                                      ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $     544           $     279
                                                                                      =========           =========
Supplemental Disclosures of Cash Flow Information:
   Interest paid                                                                      $   3,201           $   2,371
                                                                                      =========           =========
   Income taxes paid                                                                  $     750           $     156
                                                                                      =========           =========

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The unaudited consolidated financial statements of Artesian Resources Corporation and its wholly-owned subsidiaries (the Company or Artesian Resources), including its principal operating company, Artesian Water Company, Inc. (Artesian Water), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures prescribed by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K. The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but have been reviewed by independent accountants, and, in the opinion of management such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Company's financial position and results of operations. The results of operations for the interim periods may not be indicative of the results that may be expected for the entire year.

NOTE 2 - REGULATORY ASSETS

Certain expenses, which are recoverable through rates, without a return on investment, as permitted by the State of Delaware Public Service Commission
(PSC), are deferred and amortized during future periods using various methods. Expenses related to rate proceedings are amortized on a straight-line basis over a period of two years. The post retirement benefit obligation, which is being amortized over twenty years is adjusted for the difference between the net periodic post retirement benefit costs and the cash payments. The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customer reverse. Regulatory assets, net of amortization, comprise:

                                        September 30, 2000     December 31, 1999
                                        ------------------     -----------------
                                                        (in thousands)
Postretirement benefit obligation             $ 1,475              $ 1,538
Deferred income taxes recoverable
    in future rates                               665                  680
Expense of rate proceedings                       211                  390
                                              -------              -------
                                              $ 2,351              $ 2,608
                                              =======              =======

NOTE 3 - DEBT

On May 4, 1999, Artesian repurchased 126,353 shares of Class B Common Stock and 24,165 shares of Class A Non-Voting Common Stock from Ellis D. and Helena C. Taylor in exchange for a promissory note (the "Note") in the principal amount of $4,450,000 representing the purchase price of the stock, with a discounted present value of $4,307,000. The Note is payable quarterly, on a calendar basis, over a four year period and in sixteen equal principal installments of $278,125 commencing on June 30, 1999. The outstanding balance on the Note bears interest in an amount computed based on the quarterly dividend the Taylors would have received on the Stock transferred to Artesian but not yet paid for by Artesian. In addition, the principal installment is adjusted on a quarterly basis to reflect increases in the book value per common share of the Company as reported in its most recent quarterly financial statement distributed to stockholders prior to the quarterly payment. Such amounts, if any, represent contingent purchase price of the stock and will be charged to retained earnings. At September 30, 2000, Artesian had $2,781,250 outstanding under this promissory note.

NOTE 4 - NON-UTILITY OPERATING EXPENSES

Artesian Wastewater Management, Inc. (Artesian Wastewater), a wholly-owned subsidiary of the Company, began operating a small wastewater treatment spray irrigation facility owned by a municipality in Southern New Castle County Delaware in 1999. Artesian Wastewater receives a lump sum fee and additional revenue related to additional work to maintain operations at the facility. The expenses associated with the provision of this service are categorized as non-utility operating expenses, because the cost of wastewater service is not regulated by the PSC in Delaware.

NOTE 5 - RELATED PARTY TRANSACTIONS

The office building and shop complex utilized by Artesian Water are leased at an average annual rental of $180,000 from a partnership, White Clay Realty, in which Dian Taylor, an officer and director of Artesian Resources, is a partner. The lease expires in December, 2002, with provisions for renewals for two five-year periods thereafter. Management believes that the payments made to White Clay Realty for the lease of its office building and shop complex are comparable to what Artesian Water would have to pay to unaffiliated parties for similar facilities.

Artesian Water leased certain parcels of land for water production wells from Glendale Enterprises Limited, a company wholly-owned by Ellis D. Taylor, the father of William Taylor, a director, at an annual rental of $44,000. Renewal of the lease has been automatic from year to year unless 60 days' written notice is given by either party before the end of the year's lease. Artesian Water received notice that Glendale Enterprises Limited desires to discontinue the lease for the well sites, accordingly, the company is negotiating the purchase of the rights. Artesian Water received a claim from an unrelated third party with regard to ownership of the land and the related lease payments made since 1986, which the Company intends to vigorously contest. However, if the claim is upheld, subject to the amount and timing of potential recoveries by Artesian against Glendale Enterprises, if any, such amounts could be material to the Statement of Income.

Expenses associated with related party transactions are as follows:


                             For the Quarter          For the Nine Months
                           Ended September 30,        Ended September 30,
                               2000        1999          2000          1999
                               ----        ----          ----          ----
                             (in thousands)             (in thousands)
White Clay Realty              $ 45       $ 45          $135          $136
Glendale Enterprises           $ --       $ --          $ --          $ 22
                               ----       ----          ----          ----
                               $ 45       $ 45          $135          $158
                               ====       ====          ====          ====

NOTE 6 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and potentially dilutive effect of employee stock options. The following table summarizes the shares used in computing basic and diluted net income per share:

                                                            For the                 For the Nine
                                                             Quarter                    Months
                                                        Ended September 30,       Ended September 30,
                                                          2000        1999        2000            1999
                                                          ----        ----        ----            ----
                                                          (in thousands)             (in thousands)
Average common shares outstanding during
  the period for Basic computation                       2,009       1,994       2,005           1,948
Dilutive effect of employee stock options                   36          37          39              34
                                                         -----       -----       -----           -----
Average common shares outstanding during
  the period for Diluted computation                     2,045       2,031       2,044           1,982
                                                         =====       =====       =====           =====


Equity per common share was $16.18 and $15.85 at September 30, 2000 and 1999, respectively. These amounts were computed by dividing common stockholders' equity, excluding preferred stock, by the number of shares of common stock outstanding on September 30, 2000 and 1999, respectively.

NOTE 7 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and hedging activities. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133," moving the effective date for this standard from fiscal years beginning after June 15, 1999, to fiscal years beginning after June 15, 2000. In June 2000, FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which addresses and amends SFAS No. 133 for a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. We plan to adopt SFAS No. 133 incorporating SFAS No. 138 amendments effective January 1, 2001. Our adoption of this statement will not have a material impact on our financial condition or results of operations.

NOTE 8 - RATE PROCEEDINGS

On April 30, 1999, Artesian Water filed a petition with the Delaware Public Service Commission (DPSC) to implement new rates to meet a requested increase in revenue of approximately 10.35%, or $2.7 million on an annualized basis. On September 30, 1999, Artesian Water filed a supplemental rate request which reduced the Company's increase from $2.7 million to approximately $2.5 million. Artesian Water was permitted to collect a temporary increase not in excess of $2.5 million on an annualized basis, under bond, until the level of permanent rates were decided by the Delaware Public Service Commission. The temporary rates became effective on July 1, 1999. Of the amount billed, $1,528,000 was deferred, pending the final outcome of the rate proceeding. On August 29, 2000, the PSC issued a order approving a settlement between the interested parties that resulted in an increase in annualized revenues of approximately $1.3 million. The company has refunded approximately $1,355,000 of the total amount reserved of $1,528,000, with the remainder recognized in revenue in the third quarter. In addition, Artesian recognized approximately $65,000 of interest expense on the amounts refunded. The difference between the amount deferred and refunded of approximately $173,000 was recognized in revenues and represents amounts collected and deferred beginning July 1, 1999, the effective date of temporary rates.

On September 1, 2000, Artesian Water filed a letter of intent to file for a rate change with the DPSC. As per regulation, Artesian cannot file the request for a change in rates prior to 60 days from the date of the letter of intent.

ITEM 2
ARTESIAN RESOURCES CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30,2000

RESULTS OF OPERATIONS

Overview

Artesian Water, our principal subsidiary, is the oldest and largest regulated public water utility in the State of Delaware and has been providing water within the state since 1905. We distribute and sell water to residential, commercial, industrial, governmental, municipal and utility customers throughout Delaware. As of September 30, 2000, we had approximately 65,000 metered customers and served a population of approximately 200,000, representing approximately 27% of Delaware's total population. We believe that we have a reputation for providing water and service of superior quality to our customers.

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

Operating Revenues
------------------

We realized 98.4% of our total revenue in the third quarter of 2000 from the sale of water. Total operating revenue decreased $352,000, or 4.8%, for the quarter ended September 30, 2000, compared to the third quarter of 1999. The decrease in revenue for the quarter was due to the frequency of rainfall events during the period which significantly reduced customer outdoor water usage.

Total operating revenue increased $503,000 or 2.5% for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. The increase in operating revenues for the nine months ended September 30, 2000 was attributable to the temporary rate increase placed into effect July 1, 1999, and an increase in customer base, and was offset by the impact of wet/cool weather.

Operating Expenses
------------------

Operating and maintenance expenses increased $240,000 for the quarter ended September 30, 2000, from the quarter ended September 30, 1999. Operating and maintenance expenses increased $370,000 for the nine months ended September 30, 2000 over the nine months ended September 30, 1999. The increase in operation and maintenance expenses in both the quarter and nine months ended September 30, 2000, is primarily due to increases in payroll and benefits due to additional employees and wage increases. The ratio of operating and maintenance expense to total revenue was 56.2% for the nine months ended September 30, 2000, as compared to 55.7% for the same period in 1999.

Depreciation and amortization expense increased $105,000 or 16.8% for the quarter ended September 30, 2000, and increased $226,000, or 12.6%, for the nine months ended September 30, 2000, compared to the comparable period of 1999, due to capital additions.

Income tax expense decreased $398,000, or 52.3% for the quarter ended September 30, 2000, and decreased $266,000, or 18%, for the nine months ended September 30, 2000, due to decreased profitability.

Interest Charges
----------------

Interest charges increased $244,000, or 29.3%, for the third quarter of 2000, compared to the third quarter of 1999, and increased $583,000, or 24.7%, for the nine months ended September 30, 2000, versus the nine months ended September 30, 1999, due to higher average borrowings on the lines of credit incurred to finance investment in utility plant and interest on temporary rate refunds made in September 2000. In addition, the repayment of nine months ended September 2000 reflects a greater amount than the comparable 1999 period of the interest on the note payable for the repurchase of stock that occurred in the second quarter of 1999. Year end results will be negatively impacted as a result of increased interest expense expected to continue through the fourth quarter.

Net Income
----------

For the quarter ended September 30, 2000, Artesian Resources recorded net income of $622,000 which represents a $504,000, or a 44.8%, decrease as compared to net income of $1,126,000 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, Artesian Resources recorded net income of $1,848,000 which represents a $295,000, or a 13.8% decrease as compared to net income of $2,143,000 for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the first nine months of 2000 were $7.2 million provided by borrowings on our line of credit. Cash flow from operating activities was reduced to $2.5 million in the first nine months of 2000 from $3.9 million for the first nine months of the prior year primarily by large payments on Accounts Payable due to contractors working on our system expansion in Southern Delaware and to an estimated income tax payment of $750,000.

We rely on our sources of liquidity for investments in our utility plant and systems and to meet our various payment obligations. We currently estimate that our aggregate investments in our utility plant and systems for the fourth quarter of 2000 will be approximately $5.8 million. These investments will be financed by our operations and short-term borrowings under our revolving credit agreements. Our total obligations related to dividend and sinking fund payments on preferred stock, interest payments on indebtedness, rental payments and water service interconnection agreements for the fourth quarter of 2000 are anticipated to be approximately $1.9 million and will be financed with cashflow from our operating activities.

Developer advances and contributions in aid of construction are used for the installation of mains and hydrants in new developments. In addition to the $5.8 million referred to above, $2.1 million of capital expenditures is expected to be financed by developers during the fourth quarter of 2000.

At September 30, 2000, we had a working capital deficit of $16.6 million mainly due to borrowings on our lines of credit incurred to finance investment in utility plant.

At September 30, 2000, Artesian Water had lines of credit with three separate financial institutions totaling $35.0 million to meet its short term cash requirements. These revolving credit facilities are unsecured. As of September 30, 2000, we had $20.2 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate plus 1.0% or, at our discretion, the bank's federal funds rate plus 1.0%. All the facilities are reviewed annually by each bank for renewal.

On April 13, 1999, Artesian Resources issued 325,000 shares of Class A Non-Voting Common Stock at $25.00 per share in an underwritten public offering, and the net proceeds of approximately $7.5 million were used to reduce Artesian Water's borrowing on the lines of credit incurred to finance investment in utility plant.

Artesian is investing approximately $1 million by year end in a carbon treatment facility at its Llangollen well field in response to the recent detection of Bis(2-chloroethyl)ether (BCEE)an organic solvent used in the production of pesticides and pigments. Artesian will keep the well field out of service until the plant is in place. Artesian will meet customer water demand using other sources of supply in its water system.

CAUTIONARY STATEMENT

In addition to historical facts or statements of current condition, this press release contains forward-looking statements that involve risks and uncertainties. These risks and uncertainties could cause Artesian's actual results to differ materially from the presently anticipated results and expectations expressed in these forward-looking statements. These uncertainties include, but are not limited to timing and the results of rate proceedings before the Delaware Public Service Commission, the level of capital expenditures for plant investment in 2000, the weather conditions in Delaware during the balance of 2000, material changes in demand from larger customers, availability of labor, and other economic, business, competitive and/or regulatory factors affecting Artesian's businesses generally. Given these risks and uncertainties, actual results could differ materially from these forward-looking statements and they may prove not to be correct. Furthermore, Artesian does not intend (and is not obligated) to update publicly any forward-looking statements. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          None.


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On April 30, 1999, Artesian Water filed a petition with the PSC to implement new rates to meet an increased revenue requirement of approximately 10.35%, or $2.7 million on an annualized basis. On September 30, 1999, Artesian Water filed a supplemental rate request which reduced the Company's increase from $2.7 million to approximately $2.5 million. Artesian Water was permitted to collect a temporary increase not in excess of $2.5 million on an annualized basis, under bond, until permanent rates were approved by the PSC. Such temporary rates were placed in effect by Artesian on July 1, 1999. Artesian received a decision on this rate proceeding from the PSC on August 29, 2000, which approved a settlement between the interested parties for an increase of approximately $1.3 million in annual revenues.

There are no other material legal proceedings pending at this date.

ITEM 2 - CHANGES IN SECURITIES

         Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5 - OTHER INFORMATION

         Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed for the quarter ended September 30, 2000.

                                INDEX TO EXHIBITS

Exhibit Number            Description
--------------            -----------
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

10     Material           Contracts

         (10.1)           Amended and Restated Artesian Resources Corporation 1992
                          Non-Qualified Stock Option Plan, as amended, filed with the
                          Artesian Resources Corporation From 10-K for the year ended
                          December 31, 1998.

         (10.2)           Lease dated as of March 1, 1972, between White Clay
                          Realty Company and Artesian Water Company, Inc.
                          incorporated by reference to the exhibit filed with Artesian Resources Corporation Registration Statement on Form 10 filed April 30, 1990, and as amended by Form 8 filed on June 19, 1990.

         (10.3) Plan for Officers incorporated by reference to the exhibit filed with the Artesian Resources Corporation
                          Form 10-K for the year ended December 31, 1993.

         (10.4)           Artesian Resources Corporation Incentive Stock Option
                          Plan incorporated by reference to the exhibit filed with the Artesian Resources Corporation Annual Report on Form 10-K for the year ended December 31, 1995.

         (10.5) Share Repurchase Agreement dated April 28, 1999, and related Promissary Note dated May 4, 1999.

27                        Financial Data Schedule, filed herewith.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     ARTESIAN RESOURCES CORPORATION

11/10/00             ------------------------------------------------------
                     Dian C. Taylor
                     President, CEO, and Chair of the Board
                     Artesian Resources Corporation and Subsidiaries


11/10/00             ------------------------------------------------------
                     David B. Spacht
                     Vice President, Chief Financial Officer, and Treasurer Artesian Resources Corporation and Subsidiaries

Form 10Q
September 2000