Form 10-K
period 2000-12-31
ARTESIAN RESOURCES CORP
filed 2001-03-26
CIK 863110

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2000
Commission file number 0-18516

ARTESIAN RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization: Delaware
IRS Employer Identification No.: 51-0002090

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

X Yes _ No

The aggregate market value of the non-voting and voting stock held by non-affiliates of the registrant at March 1, 2001 was $38,548,500 and $2,644,299, respectively.

As of March 1, 2001, 1,625,727 shares and 391,824 shares of Class A Non-Voting Common Stock and Class B Common Stock, respectively, were outstanding.

PART I

Item 1. - Business.

          Artesian Resources Corporation ("Artesian Resources" or the "Company") operates as the parent holding company of Artesian Water Company, Inc. ("Artesian Water"), our principal subsidiary and a regulated public water utility, and several non-regulated subsidiaries. Artesian Water Company was organized in 1927 as the successor to the Richardson Park Water Company, founded in 1905. In 1984, the name of Artesian Water Company was changed to Artesian Resources Corporation and the utility assets were contributed to the newly formed subsidiary, Artesian Water. In this Annual Report on Form 10-K, we frequently use the terms "we" and "our" to refer to Artesian Resources and its subsidiaries, including Artesian Water.

          We distribute and sell water to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware. As of December 31, 2000, we had approximately 65,000 metered customers and served a population of approximately 214,000, representing approximately 28% of Delaware's total population. We also provide water for public and private fire protection to customers in our service territories. Our gross water sales revenue for 2000 was approximately $27.1 million, and our percentages of gross water sales revenue by major customer classifications were 60.6% for residential, 29.7% for commercial, industrial, governmental, municipal and utility, and 9.7% for fire protection and other. These percentages have remained fairly constant for the past three years.

          Our current market area is the State of Delaware, which had a population of approximately 784,000 at December 31, 2000. According to the US Census Bureau, Delaware's population has increased 17.6% over the last 10 years, the 13th largest percentage increase among the states. Although New Castle is the most populous of Delaware's three counties, Sussex County, in southern Delaware, has experienced the most significant growth with a population increase of approximately 25.6% over the last ten years. The largest project we are currently undertaking with continued investment in 2001 is the expansion of our system in Sussex County, Delaware, which includes enhancement of supply capabilities and installation of new transmission and distribution facilities with a total cost of $2.1 million. Substantial portions of Delaware, particularly outside of New Castle County, are not served by a public water system and represent potential new exclusive franchised service areas for Artesian Water. We continue to focus resources on developing and serving existing service territories and obtaining new territories throughout the state.

          In Delaware, a Certificate of Public Convenience and Necessity issued by the Delaware Department of Natural Resources and Environmental Control ("DNREC") grants a water company the exclusive right to serve all existing and new customers within a designated area. Effective July 1, 2001, the authority to issue CPCNs will be transferred to the Delaware Public Service Commission. In this Annual Report on Form 10-K, we refer to these Certificates as "CPCNs" or "franchises." We hold CPCNs for approximately 140 square miles of exclusive service territory, which is segmented into a number of service areas. Our largest connected regional water system, consisting of approximately 98.6 square miles and 62,500 customers, is located in northern Delaware. A significant portion of our exclusive service territory remains undeveloped, and if and when development occurs and there is population growth in these areas, we will increase our customer base by providing water service to the newly developed areas and new customers. The total number of customers we serve has grown at an average annual rate of approximately 2.8% for the last ten years. Within our existing service territory, we hold CPCNs for nearly 5,000 acres zoned for industrial and manufacturing development.

          Since 1993, we have been significantly expanding our service territory by acquiring new exclusive service areas in Delaware through grants of CPCNs. This expansion, which has occurred in southern New Castle, Kent and Sussex Counties, has increased our exclusive service area in Delaware by approximately 25% since 1993. The pursuit of new service territory in the State of Delaware by water companies is competitive.

          We have identified sufficient sources of groundwater supply to serve our expanding customer base for the foreseeable future. Our self-supply has increased from 63% of our total water supply in 1992 to approximately 81% in 2000. Since 1992, we have increased our sources of groundwater supply from our own wells by 50%, or nearly nine million gallons per day, and plan to continue development of new sources of groundwater supplies previously identified.

          Our primary sources of water are our wells that pump groundwater from aquifers and other formations. To supplement our groundwater supply, we purchase surface water through interconnections only in the northern service area of our New Castle County system. The purchased surface water is blended with our groundwater supply for distribution to our customers. Nearly 81% of the overall 6.9 billion gallons of water we distributed in all our systems during 2000 came from our groundwater wells, while the remaining 19% came from interconnections with other utilities and municipalities. During 2000, our average rate of water pumped was approximately 15.2 million gallons per day ("mgd") from our groundwater wells and approximately 3.6 mgd was supplied from interconnections. Our peak water supply capacity currently is approximately 43.0 mgd. Our peak water demand in 2000 was approximately 25.3 mgd. We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

          We have 79 operating and 41 monitoring wells in our systems. Our northern New Castle County system is interconnected. In the remainder of the state, we have several satellite systems that have not yet been connected by transmission and distribution facilities. We intend to join these systems into larger integrated regional systems through the construction of a transmission and distribution network as development continues and our expansion efforts provide us with contiguous exclusive service territories.

          We have 14 interconnections with four neighboring water utilities and four municipalities that provide us with the ability to purchase or sell water. Interconnection agreements with Chester Water Authority and one municipality have "take or pay" clauses requiring us to take, as of December 31, 2000, minimum draws totaling 1.3 billion gallons annually. We presently use the minimum draws under these agreements. The Chester Water Authority agreement, which expires in 2021, provides for a renewal period of an additional 25 years at our option, subject to the approval of the Susquehanna River Basin Commission. We decided not to renew one interconnection agreement with the municipality, which reduced our overall take or pay requirement by 100 million gallons annually. Our remaining take or pay agreement with that municipality expires and is renewable in December 2001. All of the interconnections provide Artesian Water the ability to sell water to neighboring water utilities or municipalities.

          Under state laws and regulations, we are required to file applications with the Delaware Department of Natural Resources and Environmental Control for water allocation permits for each of our production wells pumping quantities of water above certain levels. Presently, we have permits for 70 wells, permit applications pending for 4 wells and 13 wells not requiring a permit. Our access to aquifers within our service territory is not exclusive. Water allocation permits control the amount of water which can be drawn from water resources and are granted with specific restrictions on water level draw down limits, annual, monthly and daily pumpage limits, and well field allocation pumpage limits. Our ability to supply the demands of our customers has not been affected by private usage of the aquifers by landowners or the limits imposed by the state. Because of the extensive regulatory requirements relating to the withdrawal of any significant amounts of water from the aquifers, we believe that third party usage of the aquifers within our service territory will not interfere with our ability to meet the present and future demands of our customers.

          At the end of 2000, we were serving customers through 872 miles of transmission and distribution mains. Mains range in diameter from two inches to twenty-four inches, and most of the mains are made of ductile iron, cast iron or transite pipe. Ductile iron is more durable than plastic and we install ductile iron pipes wherever possible. We are installing a more durable type of plastic pipe only near ocean front property in southern Delaware where corrosive conditions of the surrounding ground affect the longevity of ductile iron pipe. We also supply public fire protection service through 3,450 hydrants installed throughout our service territories.

          We have 24 storage tanks, most of which are elevated, providing total system storage of 36.0 million gallons. We also are developing and using an aquifer storage and recovery system. At some locations, we rely on hydropneumatic tanks to maintain adequate system pressures. Where possible, we will combine our smaller satellite systems with systems having elevated storage facilities.

          We pump all of our water with electric power purchased from major electric utilities. We also have diesel and propane powered generating equipment at selected treatment and elevated storage facilities for the provision of basic water service during possible electrical outages.

          We derive about 90% of our self-supplied groundwater from wells located in the Atlantic Coastal Plain. The remaining 10% comes from wells in the Piedmont Providence. We use a variety of treatment methods, including aeration, pH adjustment, chlorination, fluoridation and iron removal, to meet state and federal water quality standards. Additionally, a corrosion inhibitor is added to all of our self-supplied groundwater and most of the supply from interconnections. We have 37 different water treatment facilities. All water supplies that we purchase from neighboring utilities are potable. We believe the costs of treating groundwater are significantly lower than those of treating surface water.

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

          We filed for a rate increase in December 2000, but we cannot predict whether the Public Service Commission will approve the requested increase, approve a smaller increase or deny any such request. We currently derive our water service revenues from water consumption upon which base rates are applied, which were last increased as of August 2000, to reflect a change of approximately 4.7%. This increase also authorized a return on equity of 10.44% and an overall rate of return of 9.51%.

          A public water utility operating in Delaware must obtain a Certificate of Public Convenience and Necessity for a service territory to begin or expand its operations, which is granted by DNREC. Currently DNREC grants a CPCN under circumstances where there has been a determination that the water in the proposed service area does not meet the regulations governing drinking water standards of the State Board of Health for human consumption, where the supply is insufficient to meet the projected demand, or where the applicant is in possession of one of the following: (i) a signed service agreement with the developer of a proposed subdivision or development, which subdivision or development has been duly approved by the respective county government; (ii) a petition requesting such service signed by a majority of the landowners of the proposed territory to be served; or (iii) a duly certified copy of a resolution from the governing body of a county or municipality requesting the applicant to provide service to the proposed territory to be served. CPCNs are not transferable, and a water utility must obtain the approval of DNREC to abandon a service territory once granted.

          The United States Environmental Protection Agency (the "EPA"), DNREC and the Delaware Division of Public Health ("DPH") regulate the water quality of our treatment and distribution systems. We believe that we are in material compliance with all current federal and state water quality standards, including regulations under the federal Safe Drinking Water Act. Chester Water Authority, which supplies water to Artesian Water through interconnections in northern New Castle County, is regulated by the Pennsylvania Department of Environmental Protection as well as the EPA.

          As required by the Safe Drinking Water Act, the EPA has established maximum contaminant levels for various substances found in drinking water. DPH has set maximum contaminant levels for certain substances that are more restrictive than the maximum contaminant levels set by the EPA. The DPH is the EPA's agent for enforcing the Safe Drinking Water Act in Delaware and, in that capacity, monitors the activities of Artesian Water and reviews the results of water quality tests performed by Artesian Water for adherence to applicable regulations. Artesian Water is also subject to other laws regulating substances and contaminants in water, including the Lead and Copper Rule, rules for volatile organic compounds and the Total Coliform Rule. Because we have no surface water sources of supply that we treat for consumption, the Surface Water Treatment Rule generally does not apply to us.

          Delaware enacted legislation in 1998 requiring water utilities to meet secondary water quality standards that include limitations on iron content, odor and other water quality-related issues that are not proven health risks but may be objectionable for consumption. We believe our current treatment systems and facilities as designed meet or exceed these secondary standards.

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

          On December 19, 1996, Artesian Wastewater Management, Inc. ("Artesian Wastewater") was created as a non-regulated subsidiary of Artesian Resources. Artesian Wastewater provides wastewater treatment services in Delaware. In 1999, Artesian Wastewater began operating a wastewater facility for the town of Middletown in southern New Castle County. This subsidiary did not engage in any business activity in 1998 or 1997. On March 12, 1997, Artesian Wastewater became a one-third participant, along with heavy-construction contractor George and Lynch and engineering firm Woodward-Clyde International-Americas (a subsidiary of URS Greiner), in a limited liability company called AquaStructure Delaware, L.L.C., which is developing and marketing various proposals to provide wastewater treatment services. In the first quarter of 2001, D. Preston Lee, Jr. P. E., Inc. replaced URS as a member of the L.L.C.

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

          As of December 31, 2000, we employed 166 full-time and 7 part-time employees, all of whom were non-unionized. Of this number, 20 were officers and managers; 104 were employed as operations personnel, including engineers, technicians, draftsman, maintenance and repair persons, meter readers and utility personnel; and 43 were employed in the accounting, budgeting, information systems, human resources, customer relations, public relations and conservation departments. The remaining six employees were administrative personnel. We believe that our employee relations are good.

Item 2. - Properties.

          The corporate headquarters of Artesian Resources, Artesian Water and its other non-regulated subsidiaries are located at 664 Churchmans Road, Newark, Delaware. The property is leased from White Clay Realty by Artesian Water through December 31, 2002. See Item 13, Certain Relationships and Related Transactions, for further disclosures. The lease may be extended at the Company's option for two consecutive five-year renewal terms subject to the terms set forth in the lease.

          Artesian Resources and Artesian Development own various parcels of land in New Castle County, Delaware. Artesian Water owns land, transmission and distribution mains, pump facilities, treatment plants, storage tanks and related facilities within New Castle, Kent and Sussex Counties, Delaware. The acreage owned by the Company, not including rights-of-way and easements, totals approximately 676. Substantially all of Artesian Water's utility plant, except utility plant within the town of Townsend, Delaware, is pledged as security for First Mortgage Bonds.

          Of the 676 acres we own, 52 acres of land will be the site of a future well field and iron removal facility in northern New Castle County. Artesian Development owns approximately 12 acres zoned for office buildings located immediately adjacent to our corporate headquarters. Artesian Development has no present plans to purchase new land or develop the acres it owns.

          All of Artesian Water's existing facilities adequately meet current necessary productive capacities and current levels of utilization.

Item 3. - Legal Proceedings.

          On April 30, 1999, Artesian Water filed a petition with the PSC to implement new rates to meet an increased revenue requirement of approximately 10.35%, or $2.7 million on an annualized basis. On September 30, 1999, Artesian Water filed a supplemental rate increase request that reduced the Company's increase from $2.7 million to approximately $2.5 million. Artesian Water was permitted to collect a temporary increase not in excess of $2.5 million on an annualized basis, under bond, until permanent rates are approved by the PSC. The temporary rates became effective on July 1, 1999. Of the amount billed, $1,528,000 was deferred, and in accordance with the PSC settlement order dated August 2000, which approved an increase of approximately $1.3 million or 4.7% in revenues, approximately $1,355,000 was subsequently refunded to customers. The difference of $173,000 is recognized as revenue. In addition, Artesian recognized approximately $65,000 of interest expense on the amounts refunded.

          On December 5, 2000, Artesian Water filed a petition with the PSC to implement new rates to meet an increased revenue requirement of approximately 22.57% or $6.4 million on an annualized basis. Effective February 3, 2001, Artesian Water was permitted to collect a temporary increase of $2.5 million on an annualized basis, subject to refund, until permanent rates are approved by the PSC. We cannot predict whether the PSC will approve the requested increase, a small increase or any such request.

          There are no other material legal proceedings pending at this date.

Item 4. - Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. - Market for Company's Common Equity and Related Stockholder Matters.

          Artesian Resources' Class A Non-Voting Common Stock ("Class A Stock") is listed on the NASDAQ National Market and trades under the symbol "ARTNA." On March 1, 2001 there were 695 holders of record of the Class A Stock. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Class A Stock on the NASDAQ National Market and the cash dividends declared per share:

CLASS A NON-VOTING COMMON STOCK

		High	Low	Dividend Per Share
1999
	First Quarter	$27.75	$22.00	$0.260
	Second Quarter	26.25	21.00	0.260
	Third Quarter	25.13	22.19	0.270
	Fourth Quarter	31.75	22.50	0.270

2000
	First Quarter	$31.50	$21.00	$0.270
	Second Quarter	26.00	22.00	0.275
	Third Quarter	25.00	22.00	0.275
	Fourth Quarter	26.50	21.77	0.275

2001
	First Quarter (through March 1, 2001)	$26.75	$24.00	$0.275

          The closing sale prices shown above reflect prices between dealers and do not include retail markups or markdowns or commissions and may not necessarily represent actual transactions.

          Our Class B Voting Stock ("Class B Stock") is quoted on the OTC Bulletin Board under the symbol "ARTNB.OB". There has been a limited and sporadic public trading market for the Class B Voting Common Stock. As of March 1, 2001, the last reported trade of the Class B Voting Common Stock on the OTC Bulletin Board was at a price of $21.00 per share on December 29, 2000. As of March 1, 2001, we had 231 holders of record of the Class B Voting Common Stock.

WHERE YOU CAN FIND MORE INFORMATION

          We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any of the reports and other information we file at the SEC's public reference facilities located in Washington at Judiciary Plaza, Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549, in New York at 7 World Trade Center, Suite 1300, New York, New York 10048, and in Chicago at Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. You may call the SEC at 1-800-SEC-0330 for further information about the public reference rooms. Copies of such material can also be obtained from the Public Reference Room of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates. Our SEC filings are also available to the public over the Internet at the SEC's web site that is located at the following address: http://www.sec.gov.

          You may request a free copy of our Annual Report on Form 10-K for the year ended December 31, 2000, other than exhibits, by writing or telephoning us at: Artesian Resources Corporation, 664 Churchmans Road, Newark, Delaware 19702, Attention: Joseph A. DiNunzio, Senior Vice President and Secretary [telephone (302) 453-6900].

Item 6. - Selected Financial Data.
SUMMARY OF FIVE YEARS OF OPERATIONS
(In thousands, except per share and operating data)
FOR THE YEAR ENDED DECEMBER 31,
	2000	1999	1998	1997	1996
STATEMENT OF OPERATIONS DATA
Operating revenues
Water sales	$27,090	$26,310	$25,096	$22,003	$20,547
Other revenue	461	467	370	337	345
Total operating revenues	27,551	26,777	25,466	22,340	20,892

Operating expenses
Operating & maintenance	15,399	14,690	14,273	12,775	12,154
Depreciation and amortization	2,706	2,417	2,183	2,441	2,193
State and federal income taxes	1,619	1,960	1,808	1,278	1,096
Property and other taxes	1,616	1,620	1,535	1,439	1,348
Total operating expenses	21,340	20,687	19,799	17,933	16,791

Operating income	6,211	6,090	5,667	4,407	4,101
Other income (expense), net	295	188	215	158	94
Total income before interest charges	6,506	6,278	5,882	4,565	4,195

Interest charges	4,055	3,298	3,162	2,580	2,536

Net income	2,451	2,980	2,720	1,985	1,659
Dividends on preferred stock	61	71	82	93	105
Net income applicable to common stock	$2,390	$2,909	$2,638	$1,892	$1,554

Net income per share of common stock:
Basic	$1.19	$1.48	$1.47	$1.07	$1.03
Diluted	$1.17	$1.46	$1.45	$1.07	$1.03

Average shares of common stock outstanding:
Basic	2,007	1,961	1,796	1,762	1,509
Diluted	2,044	1,996	1,816	1,775	1,515
Cash dividends per share of common stock	$1.095	$1.06	$0.97	$0.92	$0.90

	AS OF OR FOR THE YEAR ENDED DECEMBER 31,
BALANCE SHEET DATA	2000	1999	1998	1997	1996
Utility plant, at original cost
less accumulated depreciation	$134,038	$122,481	$109,780	$97,694	$88,993
Total assets	$144,407	$132,482	$119,376	$107,867	$99,708
Notes payable	$2,000	$7,617	$7,704	$1,164	$25
Long-term obligations and
redeemable preferred stock,
including current portions	$52,236	$36,165	$32,696	$32,861	$27,434
Stockholders' equity	$32,829	$32,356	$27,933	$26,587	$25,759
Total capitalization	$83,846	$67,285	$60,486	$59,290	$52,695

OPERATING DATA
Average water sales per customer	$417	$420	$419	$376	$359
Water pumped (millions of gallons)	6,886	6,758	6,739	6,637	6,419
Number of metered customers	64,902	62,621	60,688	59,218	57,934
Miles of water main	872	842	820	797	781

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

          Artesian Water, our principal subsidiary, is the oldest and largest public water utility in the State of Delaware and has been providing water service within the state since 1905. We distribute and sell water to residential, commercial, industrial, governmental, municipal and utility customers throughout Delaware. As of December 31, 2000, we had approximately 65,000 metered customers and serviced a population of approximately 214,000, representing approximately 28% of Delaware's total population.

          The Delaware Public Service Commission ("PSC") regulates Artesian Water's rates charged for water service, the sale and issuance of securities, mergers and other matters. We periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business. Increases in customers served by Artesian Water also contribute to increases in our operating revenues. Our business is also subject to seasonal fluctuations and the effects of weather.

2000 Compared to 1999

Operating Revenues

          We realized 98.3% of our total revenue in 2000 from the sale of water. Water sales revenue increased $780,000, or 3.0%, for the year ended December 31, 2000 compared to 1999. The increase is primarily due to the increase in rates for water service approved by the PSC in PSC Docket 99-197 on August 30, 2000 and to a 3.64% increase in the number of customers served. In addition, we reflected in revenues, an additional $173,000 of the $720,000 in operating revenues we deferred in 1999 pending the completion of the rate increase proceeding. The remaining $547,000 deferred in 1999, and an additional $808,000 collected under bond in 2000, was refunded to customers with interest. These operating revenues were a result of a temporary increase we had placed into effect on July 1, 1999. In Delaware, utilities are permitted to place rates into effect on a temporary basis pending completion of a rate increase proceeding. If such rates are found to be in excess of rates the Commission finds to be appropriate, the utility must refund the portion found in excess to customers with interest. The increased revenues from the approved rate increase were offset by a decrease in usage per customer. The decrease in our rate of consumption per customer was a result of the unusual frequency of rainfall during the summer of 2000.

Operating Expenses

          Operating expenses, excluding depreciation and taxes, increased $710,000, or 4.8%, primarily due to increased payroll and related expenses, increased purchased water expenditures of $111,000 and an increase of $75,000 in transportation expenses related to fuel. These increases were partially offset by a $130,000 reduction in legal expenses due, in part, to the hiring of in-house counsel. The ratio of operating expense, excluding depreciation and taxes, to total revenue was 55.9% for the year ended December 31, 2000, compared to 54.9% for the year ended December 31, 1999. Payroll and related expenses increased $689,000, or 8.7%, primarily due to the addition of new employees, increases in annual merit compensation and, for the second consecutive year, a 17% increase in medical insurance premiums.

          Depreciation and amortization expense increased $289,000, or 12.0%, due to increases in our utility plant in service. Income tax expense decreased $341,000, or 17.4% due to decreased profitability in 2000. Our total effective income tax rate for 1999 and 2000 was 39.8%.

Interest Charges

          Interest charges increased $757,000, or 23.0%, primarily due to an increase of $497,000 in interest related to short term debt due to increases in the average outstanding lines of credit during 2000 of $12.8 million, compared to the average outstanding lines of credit during 1999 of $7.1 million. Interest on long term debt increased by $119,000, or 4.4%, primarily due to a full year of interest expense related to the $4.5 million note issued to Ellis and Helena Taylor in exchange for the purchase by Artesian of 24,165 shares of Class A Non-Voting Common Stock and 126,353 shares of Class B Common Stock. In addition, we expensed $47,000 of unamoritized issuance cost for our First Mortgage Bonds, Series K, as a result of their early redemption. Finally, we paid customers $65,000 in interest on the refund of operating revenues collected under bond but which were found to be in excess of the final rate award discussed above.

Net Income

          For the year ended December 31, 2000, our net income applicable to common stock decreased $519,000, or 17.8%, compared to the same period in 1999. The decrease in net income was primarily due to reduced consumption as a result of the unusual frequency of rainfall experienced during the summer of 2000. In addition, we incurred approximately $500,000 in interest expense related to $15.9 million invested in utility plant since June 30, 1999, the end of the test period in our last rate application. Because of the length of the last rate proceeding, which was filed on April 30, 1999 but not concluded until August 29, 2000, we were delayed in filing a new rate increase request to take into consideration new investment in utility plant placed in service after June 30, 1999.

1999 Compared to 1998

Operating Revenues

          We realized 98.3% of our total revenue in 1999 from the sale of water. Water sales revenue increased $1,214,000, or 4.8%, for the year ended December 31, 1999 compared to 1998. The increase was primarily due to a temporary rate increase placed in effect on July 1, 1999, and to a 3.2% increase in the number of customers served. In addition to the revenue reported as operating revenues, we deferred approximately 56%, or $720,000, of the temporary increase placed into effect which represented the difference between our requested increase and the Commission staff's filed position with regard to our rate increase.

Operating Expenses

          Operating expenses increased $417,000, or 2.9%, primarily due to increased payroll and related expenses and increased regulatory expenses, including rate case related expenditures. The ratio of operating expense to total revenue was 54.9% for the year ended December 31, 1999 compared to 56.0% for the year ended December 31, 1998. Payroll and related expenses increased $538,000, or 8.3%, primarily due to the addition of new employees and increases in annual merit and incentive compensation and the results of a 17% increase in medical insurance premiums. Rate case expenses increased approximately $105,000, or 29.0%, due to the write-off of $165,000 in unrecoverable rate case expenses from our 1997 rate increase request. Power expense increased $58,000 due to the addition of new wells and treatment facilities. Expense related to the write-off of uncollectable accounts increased approximately $52,000 primarily due to increases in rates and growth in customer base. Purchased water expense decreased approximately $176,000 primarily due to mandatory drought restrictions placed in effect in August 1999 which led to a reduced purchase water requirement from our supply from Chester Water Authority. In addition, our expense for painting tanks decreased $263,000, as we could not take any of our tanks out of service during 1999 to paint while our service area was experiencing a severe drought. Our legal expense increased $64,000 primarily due to real estate and other general corporate governance matters.

          Depreciation and amortization expense increased $234,000, or 10.7%, due to increases in our utility plant in service. Income tax expense increased $152,000, or 8.4%, due to increased profitability in 1999. Our total effective income tax rate for 1999 was 39.8% compared to 39.9% for 1998.

Interest Charges

          Interest charges increased approximately $136,000, or 4.3%, primarily due to the $111,000, in interest expense related to the $4.5 million note issued to Ellis and Helena Taylor in exchange for the purchase by Artesian of 24,165 shares of Class A Non-Voting Common Stock and 126,353 shares of Class B Common Stock.

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

Liquidity & Capital Resources

Overview

          Our primary sources of liquidity for 2000 were $20.0 million in proceeds from the issuance of Artesian Water's $20.0 million First Mortgage Bonds, Series O, 8.17%, approximately $7.0 million of which was used to redeem and retire our First Mortgage Bonds, Series K, 10.17% and $4.0 million provided by cash flow from operating activities. Cash flow from operating activities was primarily provided by our utility operations, and was impacted by the timeliness and adequacy of rate increases and weather conditions.

          We rely on our sources of liquidity for investments in our utility plant and systems and to meet our various payment obligations. We currently estimate that our aggregate investments in our utility plant and systems in 2001 will be approximately $20.3 million. Our total obligations related to dividend and sinking fund payments on preferred stock, interest and principal payments on indebtedness, rental payments and water service interconnection agreements for 2001 are anticipated to be approximately $8.1 million.

Investment in Utility Plant and Systems

          Capital expenditures decreased by approximately $1.0 million for the year ended December 31, 2000 or approximately 6.5%, from $15.3 million in 1999 to $14.4 million in 2000. Investment in utility plant, excluding advances and contributions in aid of construction received from real estate developers, increased by $600,000, or 4.9%, from $12.2 million in 1999 to $12.8 million in 2000. Developers financed $1.6 million for the installation of water mains and hydrants serving their developments, compared to $3.1 million financed by developers in 1999. We invested over $5.8 million in new transmission and distribution facilities. We invested an additional $2.0 million in improvements to existing treatment facilities, rehabilitation of pumping equipment and installation of new wells to increase supply capabilities. Of this amount, the largest single investment in existing infrastructure was the installation of a carbon treatment system at our Llangollen well field, which by December 31, 2000 totaled approximately $550,000.

          We invested $3.6 million as part of our replacement and renewal program, relocation of existing mains as a result of government-mandated roadway construction, and our installation of new services. We also invested $1.4 million in general plant and equipment, such as fleet vehicles, computer equipment and tools, and refunds paid to developers for investments that they made in infrastructure to service developments in our service territory.

          We plan to invest approximately $20.3 million in utility plant in 2001. Developers are expected to finance an additional $3.0 million in utility plant construction. The largest portion of projected investment is primarily a result of our efforts to identify, develop and treat sources of water supply to assure uninterrupted service to our customers. We expect to invest approximately $7.3 million in new treatment facilities, equipment and wells throughout Delaware. Projects include approximately $1.5 million of investment at our Llangollen well field and facilities, where additional wells and carbon treatment are being added to our Aquifer Storage and Recovery system to ensure our customers have an adequate source of high quality supply during periods of heavy demand. In addition, we expect to construct a new production well at our Artisan's village well field and treatment facility at a cost of approximately $892,000. We continue to vigilantly monitor our sources of supply and adjust treatment processes to provide the highest quality water meeting not only primary but also secondary water quality standards set by the State. We expect to invest approximately $1.2 million for iron removal at three of our existing well fields to ensure compliance with state secondary drinking water quality standards. We project an investment of approximately $3.65 million for new sources of supply, new treatment facilities, the rehabilitation of existing wells and treatment facilities to meet peak day demands, fire protection needs and growth in our service area.

           As part of our total utility plant investment, we expect to invest over $9.6 million in transmission and distribution facilities. We project approximately $4.9 million will be invested in the relocations of facilities as a result of government mandates and renewals associated with the rehabilitation of aging infrastructure. We will also invest approximately $4.8 million in new transmission and distribution facilities to improve our system hydraulics and address service needs in growth areas of our service territory.

          The remaining $3.4 million of expected utility plant investment represents expenditures for our general plant and equipment, such as fleet vehicles, computer equipment and tools, and refunds paid to developers for investments that they made in infrastructure to service developments in our service territory.

Financing

          We have several sources of liquidity to finance our investment in utility plant and other fixed assets. We estimate that approximately $20.3 million will be financed by our operations and external sources, including a combination of capital investment and short-term borrowings under our revolving credit agreements discussed below. Developers will finance through advances and contributions in aid of construction the remaining $3.0 million of capital expenditures, which include the installation of mains and hydrants in new developments. We filed an application with the Delaware Public Service Commission on December 5, 2000, to increase annualized water sales revenues by approximately $6.4 million. Our sources of liquidity provided by operations may be materially impacted in FY 2001 depending on the final outcome of the rate application.

          On December 29, 2000, Artesian Water issued $20.0 million in First Mortgage Bonds, Series O, 8.17% (the "Series O Bonds"), in a private offering. Concurrent with the issuance, Artesian Water redeemed and retired the $7.0 million First Mortgage Bonds, Series K, 10.17%, due March 1, 2009. We paid an early retirement fee of $280,000, which has been deferred and, pending approval by the Public Service Commission, will be amortized over the life of the Series O Bonds. We have requested recognition of this expense in our recent rate application in PSC Docket 00-647.

          At December 31, 2000, Artesian Water had lines of credit with three separate financial institutions totaling $35.0 million to meet its temporary cash requirements. These revolving credit facilities are unsecured. As of December 31, 2000, we had $28.7 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate plus 1.0% or the banks' federal funds rate plus 1.0%, at our discretion. All the facilities are reviewed annually by each bank for renewal.

          On January 31, 2001, Artesian Water Company, Inc. entered into a financing agreement with the Delaware Department of Health and Social Services to borrow funds totaling not more than $4,307,144 from the State's Revolving Loan Fund under an unsecured General Obligation Note. Artesian Water Company, Inc. agreed to repay the note, along with a fixed rate of interest of 4.48%, ratably over twenty years, payable on a semiannual basis. The effective rate of the loan, including expenses related to the closing, is 4.57%.

          We may, from time to time, sell Artesian securities to meet capital requirements. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

Impact of Recent Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement 133," which deferred the effective date of this standard to financial years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which addresses and amends SFAS No. 133 for a limited number of issues which cause implementation difficulties for entities applying SFAS No. 133. We plan to adopt this statement effective January 1, 2001. Our adoption of this statement should not have a material impact on our financial condition or results of operation.

Cautionary Statement

          Statements in this Annual Report which express our "belief", "anticipation", "projection" or "expectation," as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors, such as competitive market pressures, material changes in demand from larger customers, changes in weather, availability of labor, changes in government policies, levels of rate relief granted and changes in economic conditions, could cause results to differ materially from those in the forward-looking statements.

Item 8. - Financial Statements and Supplementary Data.
CONSOLIDATED BALANCE SHEET
(In thousands)	For the year ended December 31
ASSETS	2000	1999
Utility plant, at original cost less accumulated depreciation	$134,038	$122,481
Current assets
Cash and cash equivalents	392	122
Accounts receivable, net	1,967	2,335
Unbilled operating revenues	2,102	2,007
Materials and supplies-at cost on FIFO basis	730	710
Prepaid property taxes	591	548
Prepaid expenses and other	620	306
	6,402	6,028
Other assets
Non-utility property (less accumulated depreciation 2000-$166;1999-$159)	268	273
Other deferred assets	1,335	1,092
	1,603	1,365
Regulatory assets, net	2,364	2,608
	$144,407	$132,482
	======	======
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$2,013	$1,998
Additional paid-in-capital	24,474	24,153
Retained earnings	6,070	5,933
Preferred stock	272	272
Total stockholders' equity	32,829	32,356
Preferred stock-mandatorily redeemable, net of current portion	300	400
Long-term debt, net of current portion	50,717	34,529
	83,846	67,285
Current liabilities
Notes payable	2,000	7,617
Current portion of long-term debt	1,119	1,136
Current portion of mandatorily redeemable preferred stock	100	100
Accounts payable	3,168	3,958
Overdraft payable	1,224	581
Income taxes payable	---	665
Interest accrued	530	655
Customer deposits	419	388
Other	938	1,439
	9,498	16,539
Deferred credits and other liabilities
Net advances for construction	18,780	18,749
Postretirement benefit obligation	1,455	1,538
Deferred investment tax credits	934	964
Deferred income taxes	4,231	2,776
Commitments and contingencies (Note 11)
	25,400	24,027
Net contributions in aid of construction	25,663	24,631
	$144,407	$132,482
	======	======
The notes and schedules are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amount)
	For the Year Ended December 31,
	2000	1999	1998
Operating revenues
Water sales	$27,090	$26,310	$25,096
Other utility operating revenue	418	427	370
Non-utility operating revenue (Note 7)	43	40	---
	27,551	26,777	25,466
Operating expenses
Utility operating expenses	15,181	14,426	14,012
Non-utility operating expenses (Note 7)	39	37	33
Related party expenses (Note 8)	179	227	228
Depreciation and amortization	2,706	2,417	2,183
Taxes
State and federal income
Currently payable	223	921	440
Deferred	1,396	1,039	1,368
Property and other	1,616	1,620	1,535
	21,340	20,687	19,799
Operating income	6,211	6,090	5,667

Other income (expense), net
Allowance for funds used during construction	253	133	156
Miscellaneous	42	55	59
	295	188	215
Income before interest charges	6,506	6,278	5,882

Interest charges	4,055	3,298	3,162

Net income	2,451	2,980	2,720
Dividends on preferred stock	61	71	82
Net income applicable to common stock	$2,390	$2,909	$2,638

Income per common share:
Basic	$1.19	$1.48	$1.47
Diluted	$1.17	$1.46	$1.45

Weighted average common shares outstanding:
Basic	2,007	1,961	1,796
Diluted	2,044	1,996	1,816

Cash dividends per share of common stock	$1.095	$1.06	$0.97

The notes and schedules are an integral part of the consolidated financial statements.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
	For the Year Ended December 31,
	2000	1999	1998
Cash flows from operating activities
Net income	$2,451	$2,980	$2,720

Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	2,537	2,285	2,029
Deferred income taxes, net	1,425	1,085	1,261
Allowance for funds used during construction	(253)	(133)	(156)
Changes in assets and liabilities
Accounts receivable, net	368	(367)	163
Unbilled operating revenues	(95)	(26)	(112)
Materials and supplies	(20)	(93)	(7)
Prepaid property taxes	(43)	4	(33)
Prepaid expenses and other	(314)	21	61
Other deferred assets	(214)	(21)	137
Regulatory assets	244	78	132
Accounts payable	(790)	810	532
State and federal income taxes	(665)	665	135
Interest accrued	(125)	(285)	60
Customer deposits and other, net	(472)	536	561
Postretirement benefit obligation	(83)	(89)	(77)

Net cash provided by operating activities	3,951	7,450	7,406

Cash flows used in investing activities
Capital expenditures (net of AFUDC)	(14,366)	(15,349)	(14,333)
Proceeds from sale of assets	24	6	15
Investments in unconsolidated affiliates	(29)	---	---
Net cash used in investing activities	(14,371)	(15,343)	(14,318)

Cash flows from financing activities
Net (repayments) borrowings under line of credit agreements	(1,310)	(87)	6,540
Overdraft payable	643	(54)	125
Net advances and contributions in aid of construction	1,569	3,129	1,751
Proceeds from issuance of long-term debt	20,000	---	---
Proceeds from issuance of common stock	280	7,960	448
Dividends	(2,257)	(2,173)	(1,822)
Principal payments under capital lease obligations	(23)	(47)	(50)
Principal payments under long-term debt obligations	(8,112)	(727)	---
Redemption of preferred stock	(100)	(100)	(112)

Net cash provided by financing activities	10,690	7,901	6,880

Net increase (decrease) in cash and cash equivalents	270	8	(32)

Cash and cash equivalents at beginning of year	122	114	146

Cash and cash equivalents at end of year	$392	$122	$114

Supplemental Disclosures of Cash Flow Information
Interest paid	$4,045	$3,513	$3,192
Income taxes paid	$750	$256	$480

Supplemental Schedule of Non-Cash Investing and Financing Activities:
During 1999, 24,165 shares of Class A stock and 126,353 shares of Class B stock were reacquired in exchange for a note in the amount of $4,450,000 that is discussed under Note 6.
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
Net income
Cash dividends declared
Common stock
Preferred stock
Stock repurchase
Issuance of common stock
Officer bonus		2,100
Dividend reinvestment plan		9,727
Employee stock options		3,500
Employee Retirement Plan (4)		(188)
Balance as of December 31, 2000	10,868	1,621,334	391,824

(1) At December 31, 2000, 1999, and 1998, Class A Non-Voting Common Stock had 3,500,000 shares authorized.
(2) At December 31, 2000, 1999, and 1998, Class B Common Stock had 1,040,000 shares authorized.
(3) Artesian Resources Corporation issued 325,000 shares of Class A Non-Voting Common Stock on April 13, 1999.
(4) Artesian Resources registered 200,000 shares of Class A Non-Voting Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.

The notes and schedules are an integral part of the consolidated financial statements.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
	$25 Par Value Preferred 7% Prior Preferred	$1 Par Value Class A Non-Voting (1)	$1 Par Value Class B (2)
Balance as of December 31, 1997	$ 272	$ 1,273	$ 507
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
Net income
Cash dividends declared
Common stock
Preferred stock
Stock repurchase
Issuance of common stock
Officer bonus		2
Dividend reinvestment plan		10
Employee stock options		3
Employee Retirement Plan (4)
Balance as of December 31, 2000	$ 272	$ 1,621	$ 392

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
	Additional Paid-in Capital	Retained Earnings	Total
Balance as of December 31, 1997	$ 17,648	$ 6,887	$ 26,587
Net income		2,720	2,720
Cash dividends declared
Common stock		(1,740)	(1,740)
Preferred stock		(82)	(82)
Issuance of common stock
Dividend reinvestment plan	230		242
Employee stock options	18		19
Employee Retirement Plan (4)	177		187
Balance as of December 31, 1998	$ 18,073	$ 7,785	$ 27,933
Net income		2,980	2,980
Cash dividends declared
Common stock		(2,102)	(2,102)
Preferred stock		(71)	(71)
Stock repurchase	(1,535)	(2,659)	(4,344)
Issuance of common stock
Issuance of common stock (3)	7,215		7,540
Dividend reinvestment plan	270		283
Employee stock options	83		88
Employee Retirement Plan (4)	47		49
Balance as of December 31, 1999	$ 24,153	$ 5,933	$ 32,356
Net income		2,451	2,451
Cash dividends declared
Common stock		(2,196)	(2,196)
Preferred stock		(61)	(61)
Stock repurchase		(57)	(57)
Issuance of common stock
Officer bonus	45		47
Dividend reinvestment plan	223		233
Employee stock options	66		69
Employee Retirement Plan (4)	(13)		(13)
Balance as of December 31, 2000	$ 24,474	$ 6,070	$ 32,829

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation-- The consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries ("Artesian Resources" or the "Company"), including its principal operating company, Artesian Water Company, Inc. ("Artesian Water"). Appropriate eliminations have been made for all material intercompany transactions and account balances.

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

          In accordance with a rate order issued by the PSC, Artesian Water accrues an Allowance for Funds Used During Construction ("AFUDC"). AFUDC, which represents the cost of funds devoted to construction projects through the date the project is placed in service, is capitalized as part of construction work in progress. The rate used for the AFUDC calculation is based on Artesian Water's weighted average cost of debt and the rate of return on equity authorized by the PSC. The rate used to capitalize AFUDC in 2000, 1999 and 1998 was 9.3%, 9.4%, and 9.5%, respectively.

Utility plant comprises:

	Estimated
	Useful	December 31,
	Life	2000	1999
	In Years	(in thousands)
Utility plant, at original cost
Utility plant in service
Intangible plant	---	$103	$119
Source of supply plant	45-85	8,035	7,559
Pumping and water treatment plant	35-62	17,049	16,356
Transmission and distribution plant
Mains	81	82,278	74,385
Services	39	14,526	12,869
Storage Tanks	79	9,974	9,782
Meters	26	7,741	7,269
Hydrants	60	4,583	4,219
General plant	5-31	11,994	11,327
Property held for future use	---	2,581	2,493
Construction work in progress	---	4,296	2,571
		163,160	148,949
Less - accumulated depreciation		29,122	26,468
		$134,038	$122,481

Depreciation and Amortization -- For financial reporting purposes, depreciation is provided using the straight-line method at rates based on estimated economic useful lives that range from 5 to 85 years. Composite depreciation rates for utility plant were 2.14%, 2.15% and 2.11%, for the years ended December 31, 2000, 1999, and 1998, respectively. In a rate order issued by the PSC, the Company was directed effective January 1, 1998 to begin using a revised depreciation rate for utility plant. In rate orders issued by the PSC, Artesian Water was directed effective May 28, 1991 and August 25, 1992 to offset depreciation on utility property funded by Contributions in Aid of Construction ("CIAC") and Advances for Construction (" Advances"), respectively, against CIAC and Advances. Other deferred assets are amortized using the straight-line method over applicable lives that range from two to twenty years.

Regulatory Assets-- Certain expenses, which are recoverable through rates, without a return on investment, as permitted by the PSC, are deferred and amortized during future periods using various methods. Expenses related to rate proceedings are amortized on a straight-line basis over a period of 2 years. The postretirement benefit obligation, which is being amortized over 20 years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments. The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customers reverse.

Regulatory assets at December 31, net of amortization, comprised:

	2000	1999
	(in thousands)
Postretirement benefit obligation	$1,455	$1,538
Deferred income taxes recoverable in future rates	665	680
Expense of rate proceedings	244	390
	$2,364	$2,608

Other Deferred Assets-- Certain expenses are deferred and amortized using the straight-line method over various time periods ranging from 2 to 25 years. In 1992, Artesian Water entered a ten-year agreement for a water service interconnection with the Chester (Pennsylvania) Water Authority ("Chester"). The interconnection was placed in service during October 1992 at a total cost of $1.5 million and is being amortized over a 10-year period as approved by the PSC.

Other deferred assets at December 31, net of amortization, comprised:

	2000	1999
	(in thousands)
Chester interconnection	$298	$446
Debt issuance expense	587	297
Other	450	349
	$1,335	$1,092

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

          The Tax Reform Act of 1986 mandated that Advances and CIAC received subsequent to December 31, 1986, generally are taxable incomes to Artesian Water. For Advances, Artesian Water was directed by the PSC to pay the related taxes and collect amounts equal to the taxes paid from the developer. For CIAC, Artesian Water was directed to pay the taxes instead of the developer contributing the taxes. The 1996 Tax Act provides an exclusion from taxable income for CIAC and Advances received after June 12, 1996 by Artesian Water that are not included in rate base for ratemaking purposes.

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

Long-term Financial Liabilities-- The fair value of Artesian Resources' long-term debt and mandatorily redeemable preferred stock as of December 31, 2000 and 1999, determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities, are approximately as shown below.

Fair value of financial instruments at December 31, comprised:

	2000		1999
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Long-term debt	$50,717	$50,232	$34,529	$35,405
Mandatorily redeemable preferred stock	$300	$275	$400	$367

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

          At December 31, 2000 for state income tax purposes, Artesian Resources had recorded a deferred tax asset of $685,000 to reflect separate company net operating loss carryforwards aggregating approximately $7,878,000. These net operating loss carryforwards will expire if unused between 2001 and 2020. Artesian Resources has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of the state net operating loss carryforwards. The valuation allowance increased from $671,000 in 1999 to $685,000 in 2000 as a result of additional net operating losses that are expected to expire unutilized.

          At December 31, 1997, for federal income tax purposes, there was a consolidated net operating loss carryforward of approximately $575,000, which was utilized in its entirety in 1998. At December 31, 2000, for federal income tax purposes, there were minimum tax credit carryforwards aggregating approximately $908,000 resulting from the payment of alternative minimum tax in current and prior years. These minimum tax credit carryforwards may be carried forward indefinitely to offset future regular federal income taxes. Artesian Resources has not recorded a valuation allowance for these federal tax carryforwards, because the Company believes it is more likely than not that such benefits will be realized.

COMPONENTS OF INCOME TAX EXPENSE
(in thousands)
	For the Year Ended December 31,
	2000	1999	1998
State income taxes
Current	$51	$232	$23
Deferred - current
Property taxes	4	---	3
Allowance for bad debts	---	(1)	(2)
Deferred - non-current
Accelerated depreciation	267	281	251
Rate case expenses	(13)	2	(3)
Taxable contractor advances and contributions
in aid of construction	---	---	87
Tax credit carryforwards	(1)	---	41
Other	63	(79)	(6)
Total State income tax expense	$371	$435	$394
Federal income taxes
Current	$172	$689	$417
Deferred - current
Property taxes	14	(1)	8
Allowance for bad debts	(1)	(5)	(8)
Deferred - non-current
Accelerated depreciation	952	1,004	898
Rate case expenses	(45)	8	(12)
Taxable contractor advances and contributions
in aid of construction	---	---	310
Federal tax credit carryforwards	4	3	(173)
Amortization of investment tax credits	---	---	---
Alternative Minimum Tax	(83)	128	---
Amortization of regulatory asset for deferred taxes	(15)	---	15
Other	250	(301)	(41)

Total Federal income tax expense	$1,248	$1,525	$1,414

RECONCILIATION OF EFFECTIVE TAX RATE
(In thousands)
For the Year Ended December 31,
2000			1999	1998
	Amount	%	Amount	%	Amount	%
Reconciliation of effective tax rate
Income before federal and
state income taxes less
amortization of deferred
investment tax credits	$4,056	100.0	$4,926	100.0	$4,533	100.0
Amount computed at statutory rate	1,379	34.0	1,675	34.0	1,541	34.0
Reconciling items
State income tax-net of
federal tax benefit	247	6.0	287	5.8	272	6.0
Other	(7)	(0.2)	(2)	---	(5)	(0.1)

Total income tax expense and
effective rate	$1,619	39.8	$1,960	39.8	$1,808	39.9

Deferred income taxes at December 31, 2000 and 1999 were comprised of the following:

	2000	1999
	(in thousands)
Deferred tax assets related to:

Federal minimum tax credit carryforwards	$908	$825
Federal and state operating loss carryforwards	685	671
Bad debt allowance	35	34
Valuation allowance	(685)	(671)
Total deferred tax assets	943	859

Deferred tax liabilities related to:

Property plant and equipment basis differences	(4,808)	(3,601)
Expenses of rate proceedings	(97)	(155)
Property taxes	(235)	(217)
Other	60	399
Total deferred tax liabilities	(5,080)	(3,574)

Net deferred tax liability	$(4,137)	$(2,715)

Deferred taxes, which are classified into a net current and noncurrent balance, are presented in the balance sheet as follows:

	2000	1999
	(in thousands)
Current deferred tax asset	$94	$61
Noncurrent deferred tax liability	(4,231)	(2,776)

Net deferred tax liability	$(4,137)	$(2,715)

NOTE 4

PREFERRED STOCK

          Artesian Resources has two classes of preferred stock outstanding. The 7% Prior Preferred stock (on which dividends are cumulative) is redeemable at Artesian Resources' option at $30.00 per share plus accrued dividends. The 9.96% Series Cumulative Prior Preferred stock has annual mandatory redemption requirements and is redeemable at Artesian Resources' option at various declining prices ranging from $25.56 through January 31, 2001, to $25.00 after February 1, 2003. Under mandatory sinking fund provisions, redemptions will aggregate $100,000 (4,000 shares) annually in 2001 through 2004. The Company also has 100,000 shares of $1.00 par value Series Preferred stock authorized but unissued. See the Consolidated Statements of Stockholders' Equity.

          There are 80,000 authorized shares of the 9.96% Series Cumulative Prior Preferred stock with a par value of $25 per share, of which 16,000 and 20,000 shares were outstanding as of December 31, 2000 and 1999, respectively. Cash dividends paid in 2000 and 1999 were $42,000 and $52,000, respectively.

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

          Contributions to the Tax Reduction Act Employees' Stock Ownership Plan (PAYSOP) by Artesian Resources for the purchase of its Class B Common stock on behalf of employees were limited to dividend reinvestments in 1997 and 1996. In 1997 the PAYSOP was merged into the Company's 401(k) plan. Under Artesian Resources' dividend reinvestment plan, stockholders were issued 9,727, 12,560 and 12,876 shares at fair market value for the reinvestment of $233,000, $283,000 and $242,000 of their cash dividends for the years 2000, 1999 and 1998, respectively.

NOTE 6

DEBT

          Artesian Water has available unsecured lines of credit, with no financial covenant restrictions, totaling $35.0 million at December 31, 2000, which are renewable annually at the banks' discretion. Borrowings under the lines of credit bear interest based on the London Interbank Offering Rate (LIBOR) plus 1.0% for 30, 60, 90, or 180 days or the banks' Federal Funds Rate plus 1.0%, at the option of Artesian Water.

          At December 31, 2000, 1999, and 1998, Artesian Water had $6.3 million, $7.6 million and $7.7 million outstanding under these lines at weighted average interest rates of 7.5%, 6.3% and 6.0%, respectively. The maximum amount outstanding was $18.8 million, $11.6 million and $9.1 million in 2000, 1999, and 1998, respectively. The twelve month average amount outstanding was approximately $12.8 million, $7.1 million and $6.0 million, at weighted average annual interest rates of 7.2%, 6.0% and 6.0% in 2000, 1999, and 1998, respectively.

          On December 29, 2000, Artesian Water issued a $20.0 million, 8.17%, twenty year Series O First Mortgage Bond to redeem the Series K $7.0 million First Mortgage Bond and to pay down the lines of credit. On December 29, 2020 the Series O First Mortgage Bond matures.

          On June 17, 1997, Artesian Water issued a $10.0 million, 7.84%, ten year Series M First Mortgage Bond and borrowed $2.5 million against a $5.0 million, ten year Series N First Mortgage Bond to repay the outstanding balance on the lines of credit. On September 18, 1997, Artesian Water borrowed the remaining $2.5 million on the Series N First Mortgage Bond. The $5.0 million, ten year Series N First Mortgage Bond has a fixed interest rate of 7.56%. On February 1, 2003, the Series L First Mortgage Bond matures. No other repayments or sinking fund deposits on first mortgage bonds are required over the next five years. As of December 31, 2000 and 1999, substantially all of Artesian Water's utility plant was pledged as security for the First Mortgage Bonds. In addition, the trust indentures contain covenants which limit long-term debt, including the current portion thereof, to 66 2/3% of total capitalization including the current portion of the long-term debt, and which, in certain circumstances, could restrict the payment of cash dividends. As of December 31, 2000, however, no dividend restrictions were imposed under these covenants.

          On May 4, 1999, Artesian repurchased 126,353 shares of Class B Common Stock and 24,165 shares of Class A Non-Voting Common Stock from Helena C. Taylor and Ellis D. Taylor in exchange for a promissory note (the "Note") in the principal amount of $4,450,000 representing the purchase price of the stock, with a discounted present value of $4,307,000. The Note is payable quarterly, on a calendar basis, over a four year period and in sixteen equal principal installments of $278,125 commencing on June 30, 1999. The outstanding balance on the Note bears interest in an amount computed based on the quarterly dividend the Taylors would have received on the Stock transferred to Artesian but not yet paid for by Artesian. In addition, the principal installment is adjusted on a quarterly basis to reflect changes in the book value per common share of the Company as reported in its most recent quarterly financial statement distributed to stockholders prior to the quarterly payment. Such amounts, if any, represent contingent purchase price of the stock and will be charged to retained earnings. At December 31, 2000, Artesian had $2,503,000 outstanding under this promissory note.

           On January 31, 2001, Artesian Water Company, Inc. entered into a financing agreement with the Delaware Department of Health and Social Services to borrow funds totaling not more than $4,307,144 from the State's Revolving Loan Fund under an unsecured General Obligation Note. The note bears interest of 4.48%, and is payable ratably over twenty years. The effective rate of the loan, including expenses related to the closing, is 4.57%. The Company intends to use the proceeds of this revolving loan to repay outstanding short-term debt. As such, the Company has reclassified $4,307,144 from notes payable to long-term debt on the balance sheet.

Long-term debt consists of:

	December 31,
	2000		1999
	(in thousands)
First mortgage bonds

Series K, 10.17%, due March 1, 2009	$	---	$7,000
Series L, 8.03%, due February 1, 2003		10,000	10,000
Series M, 7.84%, due December 31, 2007		10,000	10,000
Series N, 7.56%, due December 31, 2007		5,000	5,000
Series O, 8.17%, due December 29, 2020		20,000	---
		45,000	32,000
Note Payable to Ellis & Helena Taylor		2,503	3,616
Note Payable		4,307	---
Capitalized lease obligations		26	49
		51,836	35,665
Less current maturities		1,119	1,136
		$50,717	$34,529

NOTE 7

NON-UTILITY OPERATING REVENUE AND EXPENSES

          Artesian Wastewater Management, Inc. ("Artesian Wastewater") is an additional non-regulated subsidiary of Artesian Resources, which plans to provide wastewater treatment services in Delaware. On March 12, 1997 Artesian Wastewater became a one-third owner in AquaStructure Delaware, L.L.C. that intends to develop and market various proposals to provide wastewater treatment services.

          Non-utility operating revenue consists of $43,000, $40,000 and $0 in income received by Artesian Wastewater Management, Inc. in 2000, 1999 and 1998 respectively.

Non-utility operating expenses are as follows:

	2000	1999	1998
	(in thousands)
Artesian Wastewater	$33	$25	$26
Artesian Resources	6	12	7

Total	$39	$37	$33

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

          Artesian Water leased certain parcels of land for water production wells from Glendale Enterprises Limited, a company wholly-owned by Ellis D. Taylor, the father of William Taylor, a director, at an annual rental of $44,000. Renewal of the lease has been automatic from year to year unless 60 days' written notice is given by either party before the end of the year's lease. During 2000, Artesian was notified by Glendale Enterprises Limited that it desired to discontinue the lease for the well sites. In its attempt to acquire the property from the lessor, Artesian received a claim from an unrelated third party with regard to lease payments made since 1986. In January, the parties tentatively agreed to settle the ownership dispute, the third party withdrew its claim, and Artesian agreed to acquire the property, pending the resolution of a final agreement.

Rental expense associated with related party transactions are as follows:

	2000	1999	1998
	(in thousands)
White Clay Realty	$179	$182	$184
Glendale Enterprises	---	45	44

Total	$179	$227	$228

NOTE 9

STOCK COMPENSATION PLANS

          At December 31, 2000, the Company has two stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for compensation expense under its plans. Accordingly, the compensation cost that has been charged against income for the two plans was $41,000, $42,000 and $44,000 for 2000, 1999, and 1998, respectively. Had compensation cost for the Company's two plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income and net income per common share would have been reduced to the pro-forma amounts indicated below:

	2000	1999	1998
	(in thousands, except per share data)
Net income applicable to common stock
As reported	$2,390	$2,909	$2,638
Pro-forma	$2,299	$2,782	$2,594

Basic net income per common share
As reported	$1.19	$1.48	$1.47
Pro-forma	$1.15	$1.42	$1.44

Diluted net income per common share
As reported	$1.17	$1.46	$1.45
Pro-forma	$1.12	$1.39	$1.43

          In 1998, the Company amended the 1992 Non-qualified Stock Option Plan (the "1992 Plan") increasing the number of shares of Class A Stock authorized for issuance from 100,000 to 250,000. Under the 1992 Plan (i) the maximum amount of shares of Class A Stock that may be granted to any individual during the term of the 1992 Plan is an amount equal to 50% of the number of shares of Class A Stock available for issuance under the 1992 Plan, (ii) the Company may require a participant to enter into a covenant not to compete and/or a confidentiality agreement as a condition of an option grant, (iii) provisions relating to grants to directors and officers of the Company were changed to add a prohibition on amending such provisions more than once in any six month period, to extend the exercise term from one to ten years and to eliminate the possibility of administrative discretion with respect to such grants, and (iv) the provision that limited to 34 the number of plan participants eligible to receive options under the 1992 Plan within any calendar year was removed. Options to purchase shares of Class A Stock may be granted to employees at prices not less than 85% of the fair market value on the date of grant. Employees who participate and who are not executive officers or directors of the Company may receive options to purchase up to 1,000 shares. Each director or officer who participates in any year may request an option to purchase 3,000 shares of stock. The option price for directors and officers of the Company is 90% of the fair market value on the date of grant. Options granted under this plan to employees who are not executive officers or directors extend for a period of one year. Options granted to officers and directors extend to a period of ten years. All options are exercisable after six months of service from the date of initial grant, after one year of service to the Company, and are adjusted for stock dividends and splits.

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

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 4.6%, 4.2% and 4.7%; expected volatility of 0.34%, 0.31% and 0.30%; risk free interest rates of 6.17%, 5.08% and 4.96% for the employee options under the 1992 Plan, 6.44%, 5.58% and 5.57% for the director and officer options under the 1992 Plan and 5.58% and 6.69% for the 1999 and 2000 ISO Plan options respectively; and expected lives of one year for the employee options and five years for the director and officer options under the 1992 Plan for all years, eight years for the 2000 and 1999 ISO plan options. In 1998 no ISO Plan options were granted. Shares of common stock have been reserved for future issuance under all of the foregoing options.

The following summary reflects changes in the Class A shares under option:

	2000		1999		1998
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Plan Options
Outstanding at beginning of year	127,640	$17.35	84,057	$15.21	63,786	$14.24
Granted	31,756	$21.91	49,411	$20.69	28,498	$17.15
Exercised	(3,500)	$16.24	(5,359)	$23.27	(1,078)	$15.33
Canceled	(6,880)	$21.83	(469)	$17.30	(7,149)	$14.27
Outstanding at end of year	149,016	$18.14	127,640	$17.35	84,057	$15.21

Options exercisable at year end	110,395	$17.02	87,999	$16.08	72,903	$15.32

Weighted average fair value of
options granted during the year		$23.17		$21.21		$19.09

The following tables summarize information about employee stock options outstanding at December 31, 2000:
Options Outstanding
Range of Exercise Price	Shares Outstanding at December 31, 2000	Weighted Average Remaining Life	Weighted Average Exercise Price
$12.71-$19.44	91,911	6.58 Years	$15.95
$20.87-$25.82	57,105	8.14 Years	$21.66

Options Exercisable
Range of Exercise Price	Shares Exercisable at December 31, 2000	Weighted Average Exercise Price
$12.71-$19.13	88,170	$16.01
$20.87-$25.82	22,225	$21.05

NOTE 10

EMPLOYEE BENEFIT PLANS

          401(k) Plan--Artesian Resources has a defined contribution 401(k) Salary Reduction Plan (the "Plan") which covers substantially all employees. Under the terms of the Plan, Artesian Resources contributes 2% of eligible salaries and wages and matches employee contributions up to 6% of gross pay at a rate of 50%. Artesian Resources may, at its option, make additional contributions of up to 3% of eligible salaries and wages. No such additional contributions were made in 2000, 1999 and 1998. Plan expenses, which include Company contributions and administrative fees, for the years 2000, 1999 and 1998, were approximately $323,000, $188,000 and $210,000, respectively.

          Postretirement Benefit Plan--In 1994 Artesian Resources amended its Postretirement Benefit Plan (the "Benefit Plan"), which provides medical and life insurance benefits, to limit eligibility to then current retirees and certain (grandfathered) active employees.

          Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), requires Artesian Resources to accrue the expected cost of providing postretirement health care and life insurance benefits as employees render the services necessary to earn the benefits. Artesian Resources elected to defer recognition and amortize its transition obligation over twenty years.

          Artesian Resources recognized an offsetting regulatory asset with respect to the SFAS 106 liability. This asset is recorded based on the PSC order that permits Artesian Water to continue recovery of postretirement health care and life insurance expense on a pay-as-you-go basis for the remaining eligible employees. Artesian Water anticipates liquidating its SFAS 106 obligation and substantially recovering the expenses in rates over a period of approximately 20 years (based on the age and life expectancy of the remaining eligible participants). Further, expense recovery as a percentage of rates is expected to remain constant over the initial years, and then decline until the obligation is liquidated. Amounts charged to expense were $83,000, $89,000 and $78,000 for 2000, 1999 and 1998, respectively.

          The following table sets forth the amount recognized in Artesian Resources' Consolidated Balance Sheet for the Benefit Plan as of December 31:

	2000	1999
	(in thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$1,067	$838
Interest cost	79	55
Plan participant contributions	3	2
Actuarial (gain)/loss	(109)	260
Benefits paid	(90)	(88)
Benefit obligation at end of year	$950	$1,067

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$0	$0
Employer contributions	87	86
Plan participant contributions	3	2
Benefits paid	(90)	(88)
Fair value of plan assets at end of year	$0	$0

ACCRUED EXPENSE
Funded status	$(950)	$(1,067)
Unrecognized net gain	(618)	(590)
Unrecognized transition obligation	110	119
Accrued postretirement benefit cost	$(1,458)	$(1,538)

          For measurement purposes, a 9.0% annual rate of increase in per capita cost of covered health care benefits was assumed for 2000; the rate was assumed to decrease gradually to 5% through the year 2009 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. An increase in the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 2000 by $60,000 and the interest cost component of net periodic postretirement benefit cost for the year then ended by $6,000.

          The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% for the years ended December 31, 2000 and 1999.

          Supplemental Pension Plan--Effective October 1, 1994, Artesian Water established a Supplemental Pension Plan (the "Supplemental Plan") to provide additional retirement benefits to full-time employees hired prior to
April 26, 1994. The purpose of the Supplemental Plan is to help employees save for future retiree medical costs, which will be paid by employees. The Supplemental Plan accomplishes this objective by providing additional cash resources to employees upon a termination of employment or retirement, to meet the cost of future medical expenses. Artesian Water has established a contribution based upon each employee's years of service ranging from 2% to 6% of eligible salaries and wages. Artesian Water also provides additional benefits to individuals who were over age 50 as of January 1, 1994. These individuals are referred to as the "Transition Group." Effective
November 1, 1994, individuals eligible for the Transition Group had the opportunity to defer compensation to the Supplemental Plan, and to receive a transition matching contribution for 5 years. Each one dollar of eligible salaries and wages deferred by the Transition Group is matched with three, four, or five dollars by Artesian Water based on the employee's years of service subject to certain limitations under the federal tax rules. Plan expenses, which include Company contributions and administrative fees, for the years 2000, 1999, and 1998 were approximately $177,000, $267,000 and $239,000, respectively.

NOTE 11

COMMITMENTS

          The office building and shop complex are leased at an average annual rental of $180,000 from a partnership, White Clay Realty (See Note 8). The lease commenced January 1, 1998, and is being accounted for as an operating lease. The lease expires in 2002, with provisions for renewals for two 5-year periods thereafter.

          In 1995, Artesian Water entered into four 5-year leases for computer equipment and in 1997 Artesian Water entered a 10-year lease for a land easement, which have been recorded as capital leases. Also in 1997, Artesian Water entered into a 33-year operating lease for a parcel of land with improvements located in South Bethany, a municipality in Sussex County, Delaware.

          During 1996, Artesian Water entered into a ten-year lease commitment for office space. Rent expense for 2000, 1999 and 1998 for the office space was $67,000, $66,000 and $64,000, respectively.

          Future minimum annual rental payments under these lease obligations for the five years subsequent to 2000 are as follows:

(in thousands)
2001	$246
2002	246
2003	72
2004	74
2005	76
Thereafter	13
$727

          Artesian Water has two water service interconnection agreements with two neighboring utilities that require minimum annual purchases. Rates charged under all agreements are subject to change. Effective August 1, 1997, Artesian Water renegotiated the contract with Chester Water Authority to, among other things, reduce the minimum purchase requirements from 1,459 million gallons to 1,095 million gallons annually and to extend the contract through the year 2021. The minimum annual purchase commitments for all interconnection agreements for 2001 through 2005 and the aggregate total for the years 2006 through 2021, at current rates, are as follows:

(in thousands)
2001	$2,670
2002	2,398
2003	2,398
2004	2,405
2005	2,398
2006 through 2021	38,395
$50,664

          Expenses for purchased water were $2,551,000, $2,440,000 and $2,616,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

          Budgeted mandatory utility plant expenditures, due to planned governmental highway projects which require the relocation of Artesian Water's water service mains, expected to be incurred in 2001 through 2005 are as follows:

(unaudited)
(in thousands)
2001	$2,376
2002	750
2003	1,240
2004	500
2005	500
$5,366

          The exact timing and extent of these relocation projects is controlled primarily by the Delaware Department of Transportation.

NOTE 12

GEOGRAPHIC CONCENTRATION OF CUSTOMERS

          Artesian Water provides water utility service to customers within its established service territory in portions of Delaware, pursuant to rates filed with and approved by the PSC. As of December 31, 2000, Artesian Water was serving 64,902 customers.

NOTE 13

RATE PROCEEDINGS

          On April 30, 1999, Artesian Water filed a petition with the PSC to implement new rates to meet an increased revenue requirement of approximately 10.35%, or $2.7 million on an annualized basis. On September 30, 1999, Artesian Water filed a supplemental rate increase request that reduced the Company's increase from $2.7 million to approximately $2.5 million. Artesian was permitted to collect a temporary increase not in excess of $2.5 million on an annualized basis, under bond, until permanent rates are approved by the PSC. The temporary rates became effective on July 1, 1999. Of the amount billed, $1,528,000 was deferred, and in accordance with the PSC settlement order dated August 2000, which approved an increase of approximately $1.3 million or 4.7% in revenues, approximately $1,355,000 was subsequently refunded to customers. The difference of $173,000 is recognized as revenue. In addition, Artesian recognized approximately $65,000 of interest expense on the amounts refunded.

          On December 5, 2000, Artesian Water filed a petition with the PSC to implement new rates to meet an increased revenue requirement of approximately 22.57% or $6.4 million on an annualized basis.

NOTE 14

NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

          Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and potentially dilutive effect of employee stock options.

The following table summarizes the shares used in computing basic and diluted net income per share:

	Years Ended December 31,
	2000	1999	1998
	(in thousands)
Average common shares outstanding during the
period for Basic computation	2,007	1,961	1,796
Dilutive effect of employee stock options	37	35	20
Average common shares outstanding during the
period for Diluted computation	2,044	1,996	1,816

          Equity per common share was $16.22, $16.36 and $15.34 at December 31, 2000, 1999, and 1998, respectively. These amounts were computed by dividing stockholders' equity excluding preferred stock by the number of shares of common stock outstanding at the end of each year.

NOTE 15

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and the Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB 133," which deferred the effective date of this standard to financial years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which addresses and amends SFAS No. 133 for a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. The Company plans to adopt SFAS No. 133 incorporating SFAS No. 138 amendments effective January 1, 2001. The adoption of this statement will not have a material impact on the Company's financial condition or results of operations.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Artesian Resources Corporation and Subsidiaries:

          We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 14 (a) of this Form 10K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artesian Resources Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly in all material respects, the information set forth therein.

                                                                                        KPMG LLP

Wilmington, Delaware
February 9, 2001

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

          None.

PART III

Item 10. - Directors, Nominees for Director and Executive Officers.
Name	Age	Position

Dian C. Taylor	55

Director; Chair of the Board since July 1993, and Chief Executive Officer and President of the Company since September 1992. Executive Vice President from April 1992 through September 1992 and Vice President of Corporate Development of the Company from August 1991 through April 1992. Formerly consultant to the Small Business Development Center at the University of Delaware from February 1991 to August 1991 and Owner/President of Achievement Resources Inc. from 1977 to 1991. Achievement Resources, Inc. specialized in strategic planning, marketing, entrepreneurial and human resources development consulting. Ms. Taylor was a marketing director for SMI, Inc. from 1982 to 1985. Ms. Taylor is the sister of Norman H. Taylor, Jr., the cousin of William H. Taylor, II and the aunt of John R. Eisenbrey, Jr. She serves on the Executive and Budget Committees.

Kenneth R. Biederman	57

Director; Professor of Finance at the College of Business and Economics of the University of Delaware since May 1996. Interim Dean of the College of Business from February 1999 to June 2000. Dean of the College of Business and Economics of the University of Delaware from 1990 to 1996. Director of Chase Manhattan Bank USA from 1993 to 1996. Formerly a financial and banking consultant from 1989 to 1990 and President of Gibraltar Bank from 1987 to 1989. Previously Chief Executive Officer and Chairman of the Board of West Chester Savings Bank; Economist and former Treasurer of the State of New Jersey and Staff Economist for the United States Senate Budget Committee. He serves on the Executive; Audit; Personnel, Compensation and Benefits; Budget; and Incentive Stock Option Committees.

John R. Eisenbrey, Jr.	45

Director; Owner/President of Bear Industries, Inc., a privately held mechanical contracting firm specializing in fire protection, for more than fourteen years. Mr. Eisenbrey is the nephew of Dian C. Taylor and Norman H. Taylor, Jr. He serves on the Personnel, Compensation and Benefits and Incentive Stock Option Committees.

Norman H. Taylor, Jr.	61

Nominee for Director; Manager of Facilities and Vehicle Maintenance of Artesian Water Company, Inc. since July 1997. Supervisor of Facilities and Vehicle Maintenance of Artesian Water Company, Inc. from February 1993 through June 1997. Mr. Taylor has been employed by Artesian Water Company, Inc. since 1965 and has held various operational and supervisory positions within the Company. Mr. Taylor is the brother of Dian C. Taylor, the cousin of William H. Taylor, II and the uncle of John R. Eisenbrey, Jr.

William H. Taylor, II	55

Director; President of the Susquehanna Corporation (a business brokerage) since 1995. President of Taylor Capital Associates, investment brokers, since 1991. President and Chief Operating Officer of the Company from 1990 to 1991. Vice President of Artesian Water Company, Inc. from 1987 to 1990. President of Delaware Micrographics, Inc., a provider of microfiche services, from 1981 to 1995. Previously, Vice President of Butcher & Singer, Inc., an investment banking firm, from 1981 to 1987. Director of the Company from 1979 to 1991. Mr. Taylor is the cousin of Dian C. Taylor and Norman H. Taylor, Jr. He serves on the Audit Committee.

William C. Wyer	54

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

Joseph A. DiNunzio	38

Senior Vice President and Secretary of Artesian Resources Corporation and Subsidiaries since March 2000. Mr. DiNunzio previously served as Vice President and Secretary of Artesian Resources Corporation and Subsidiaries since January 1995. Mr. DiNunzio served as Secretary of Artesian Resources Corporation and Subsidiaries from July 1992 to January 1995. Mr. DiNunzio formerly held the positions of Assistant Secretary and Manager of Budgeting and Financial Planning. Mr. DiNunzio was employed by Price Waterhouse from 1984 to 1989.

Susan A. Frank	39

Vice President of Customer and Community Relations of Artesian Water Company, Inc. since November 2000. Ms. Frank served as Director of the Delaware State Housing Authority from 1993 to 2000. Ms. Frank was employed by U. S. Representative Thomas R. Carper from 1985 to 1992.

Bruce P. Kraeuter	51

Vice President of Engineering and Water Supply Operations of Artesian Water Company, Inc. since March 2000. Mr. Kraeuter previously served as Vice President and Chief Engineer of Artesian Water Company, Inc. since January 1995. Mr. Kraeuter formerly held the position of Manager of Engineering since March 1994 and has been employed by Artesian Water as an engineer since July 1989. Mr. Kraeuter served as Senior Engineer with the Water Resources Agency for New Castle County, Delaware from 1974 to 1989.

John J. Schreppler, II	44

Vice President and General Counsel of Artesian Resources Corporation and Artesian Water Company, Inc. since July 2000. He previously practiced law in Wilmington, Delaware as John J. Schreppler, II P.A. from February 1999; and before that as a partner in The Bayard Firm from 1988 to 1999.

David B. Spacht	41

Vice President, Chief Financial Officer and Treasurer of Artesian Resources Corporation and Subsidiaries since January 1995. Mr. Spacht previously served as Treasurer and Chief Financial Officer of Artesian Resources Corporation and Subsidiaries since July 1992. Mr. Spacht formerly held the positions of Assistant Secretary, Assistant Treasurer and Controller of Artesian Resources Corporation and Subsidiaries and has been employed by the Company for twenty years.

John M. Thaeder	42

Vice President of Planning and Distribution of Artesian Water Company, Inc. since March 2000. Mr. Thaeder previously served as Vice President of Operations of Artesian Water Company, Inc. since February 1998. Mr. Thaeder was employed by Hydro Group, Inc. from 1996 to 1998 as Southeastern District Manager of Sales and Operations from Maryland to Florida. During 1995 and 1996, Mr. Thaeder was Hydro Group's Sales Manager of the North East Division with sales responsibilities from Maine to Florida. From 1988 to 1995, he served as District Manager of the Payne Well and Pump Division of Hydro Group.

In accordance with the provisions of our restated certificate of incorporation, as amended, and By-laws, our Board of Directors is divided into three classes. Members of each class serve for three years and one class is elected each year to serve a term until his or her successor shall have been elected and qualified or until earlier resignation or removal.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on its review of the copies of beneficial ownership statements received by it, or written representations from certain reporting persons that no beneficial ownership statements were required for those persons, the Company believes that during 2000 all beneficial ownership statements under Section 16(a) of the Securities Exchange Act of 1934, as amended, which were required to be filed by executive officers and directors of the Company in their personal capacities were filed in a timely manner.

Item 11. - Executive Compensation.

          The following table sets forth a summary of the compensation for the three most recent fiscal years awarded or paid to, or earned by, the chief executive officer and each executive officer whose annual salary and bonuses exceeded $100,000 for the year ended December 31, 2000:

					Long Term Compensation
					Number of
					Securities
					Underlying
Name and Principal				Other Annual	Options	All Other
Position	Year	Salary	Bonus	Compensation	Awarded	Compensation
Dian C. Taylor	2000	$193,270	$45,947[1]	$18,540[2]	3,000	$17,492[3]
Chair, CEO & President	1999	$175,000	$2,758	$14,262[2]	8,000	$15,639[3]
	1998	$165,585	$33,220	$13,475[2]	3,000	$13,180[3]
Joseph A. DiNunzio	2000	$133,270	$20,628[1]	$671	3,000	$12,003[3]
Senior Vice President &	1999	$115,000	$3,505	$570	2,500	$10,358[3]
Secretary	1998	$108,308	$23,979	$83	3,000	$9,986[3]
Bruce P. Kraeuter	2000	$112,808	$10,272[1]	$1,507	3,000	$10,469[3]
Vice President of	1999	$94,000	$2,785	$1,220	2,500	$8,552[3]
Engineering & Water	1998	$90,308	$21,947	$1,612	3,000	$8,361[3]
Supply
David B. Spacht	2000	$125,962	$18,046[1]	$1,071	3,000	$8,827[3]
Vice President,	1999	$115,000	$2,725	$1,668	2,500	$8,060[3]
Treasurer &	1998	$108,308	$24,819	$2,100	3,000	$8,779[3]
Chief Financial Officer
John M. Thaeder	2000	$106,538	$9,839[1]	$2,193	3,000	$5,625[3]
Vice President of	1999	$91,385	$2,662	$1,421	2,500	$2,402[3]
Planning & Distribution	1998	$77,428	$13,567	$33,169[4]	3,000	------

1     The Executive Committee of the Board approved a stock and cash bonus under the Cash and Stock Bonus Compensation Plan previously approved by the shareholders to Ms. Taylor and Messrs. DiNunzio, Kraeuter, Spacht and Thaeder on March 29, 2000. Ms. Taylor received 1,000 shares of Class A Stock and $20,855 in cash. Mr. DiNunzio received 500 shares of Class A Stock and $9,424 in cash. Mr. Kraeuter received 200 shares of Class A Stock and $2,859 in cash. Mr. Spacht received 200 shares of Class A Stock and $2,159 in cash. Mr. Thaeder received 200 shares of Class A Stock and $2,438 in cash. The cash portion of the bonus was issued to cover the individual tax liability associated with the stock bonus issued. The fair market value of the Class A Stock issued (and included in the above table) was $22.125 per share based on the closing price on the NASDAQ National Market on the date of the award.

2     Includes $11,200 in 2000, $12,650 in 1999 and $11,350 in 1998 received as compensation for attendance at meetings of the Board and its committees. In 2000, Ms. Taylor received $5,764 in medical expense reimbursements from the Company's Officer's Medical Reimbursement Plan.

3     The Company contributes two percent of an eligible employee's gross earnings to the 401(k) Deferred Compensation Retirement Plan (401(k) Plan). In addition, employees can contribute up to fifteen percent of their gross earnings, and the Company will match fifty percent of the first six percent of the employee's gross earnings contributed. Ms. Taylor received $9,755, $8,634 and $7,247 in Company contributions to the 401(k) Plan in 2000, 1999 and 1998, respectively. Mr. DiNunzio received $6,670, $5,753 and $5,495 in Company contributions to the 401(k) Plan in 2000, 1999 and 1998, respectively. Mr. Spacht received $2,522, $2,303 and $3,254 in Company contributions to the 401(k) Plan in 2000, 1999 and 1998, respectively. Mr. Kraeuter received $5,951, $4,786 and $4,658 in Company contributions to the 401(k) Plan in 2000, 1999 and 1998, respectively. Mr. Thaeder received $5,625 and $2,402 in Company contributions to the 401(k) Plan in 2000 and 1999, respectively. In addition, effective October 1, 1994, the Company established a Supplemental 401(k) Retirement Plan (Supplemental Plan). All employees hired before April 26, 1994 and under the age of sixty at that date are eligible for the Supplemental Plan. Employees over the age of sixty waived participation in the plan in order to receive Company paid medical, dental and life insurance benefits upon retirement. Such benefits will not be provided by the Company to any other current or future employees. Contributions are made by the Company to the Supplemental Plan based upon an eligible employee's years of service. Ms. Taylor received $7,736, $7,006 and $5,933 in Company contributions to the Supplemental Plan in 2000, 1999 and 1998, respectively. Mr. DiNunzio received $5,336, $4,606 and $4,491 in Company contributions to the Supplemental Plan in 2000, 1999 and 1998, respectively. Mr. Spacht received $6,305, $5,757 and $5,525 in Company contributions to the Supplemental Plan in 2000, 1999 and 1998, respectively. Mr. Kraeuter received $4,518, $3,766 and $3,703 in Company contributions to the Supplemental Plan in 2000, 1999 and 1998, respectively.

4     Mr. Thaeder received compensation of $31,600 in 1998 as reimbursement for moving expenses.

Option Grants in Last Fiscal Year
					Potential Realizable Value at
					Assumed Annual Rates of
					Stock Price Appreciation for
Individual Grants					Option Term
Name/Number of	% of Total	Market	Exercise	Expiration	0% ($)	5% ($)	10% ($)
Securities	Options Granted	Price on	or Base	Date
Underlying Options	to Employees in	Date of	Price per
Granted	Fiscal Year	Grant	Share

Dian C. Taylor
3,000[1]	15.2%	$23.125	$20.869	5/31/10	$6,768	$50,398	$117,334

Joseph A. DiNunzio
3,000[2]	15.2%	$23.125	$23.125	5/31/10		$43,630	$110,566

Bruce P. Kraeuter
3,000[2]	15.2%	$23.125	$23.125	5/31/10		$43,630	$110,566

David B. Spacht
3,000[2]	15.2%	$23.125	$23.125	5/31/10		$43,630	$110,566

John M. Thaeder
3,000[2]	15.2%	$23.125	$23.125	5/31/10		$43,630	$110,566

1     Option granted for Class A Non-Voting Stock under the NQSO Plan. These options vest six months after the date of grant.

2     Option granted for Class A Non-Voting Stock under the ISO Plan. These options vest annually in five equal installments from the date of grant.

The following table provides certain information concerning option exercises during 2000 by the Executive Officers named in the Summary Compensation Table and Year-End Option Values:

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

			Number of Securities	Value of Unexercised In-
	Shares		Underlying Unexercised	the-Money Options at
	Acquired on	Value	Options at Fiscal Year End (#)	Fiscal Year End ($)
Name	Exercise (#)	Realized	Exercisable1/Unexercisable1	Exercisable/Unexercisable
Dian C. Taylor	---	---	170002/ 50001	$145,530/ $23,790
Joseph A. DiNunzio	---	---	11,1003/ 5,4001	$120,110/ $23,715
Bruce P. Kraeuter	---	---	7,7004/ 5,3001	$ 75,276/ $22,521
David B. Spacht	1,447	$15,071	9,4545/ 5,4001	$ 98,263/ $23,715
John M. Thaeder	---	---	2,5006/ 5,0001	$ 20,402/ $18,940

1     Class A Stock under the ISO Plan.

2     12,000 shares of Class A Stock under the NQSO Plan and 5,000 shares of Class A Stock under the ISO Plan.

3     9,000 shares of Class A Stock under the NQSO Plan and 2,100 shares of Class A Stock under the ISO Plan.

4     6,000 shares of Class A Stock under the NQSO Plan and 1,700 shares of Class A Stock under the ISO Plan.

5     7,447 shares of Class A Stock under the NQSO Plan and 2,007 shares of Class A Stock under the ISO Plan.

6     2,000 shares of Class A Stock under the NQSO Plan and 500 shares of Class A Stock under the ISO Plan.

     Outside directors receive an annual retainer fee of $5,000 paid in advance. Each director receives $900 for each board meeting attended, $400 for each committee meeting attended on the day of a regular board meeting and $800 for each committee meeting attended on any other day. The chair of each committee, who is also an outside Director, receives an annual retainer of $500.

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

Item 12. - Security Ownership of Directors, Executive Officers and Certain Other Beneficial Owners.

          The following table sets forth the beneficial ownership of the equity securities of the Company for each director and nominee for director, each executive officer of the Company named in the Summary Compensation Table below, each beneficial owner of more than 5% of the outstanding shares of each class of stock, and all directors and executive officers as a group as of March 1, 2001, based in each case on information furnished to the Company.

BENEFICIAL OWNERSHIP1
	CLASS A COMMON
NAME	NON-VOTING2		CLASS B COMMON2		7% PREFERRED2
	Shares	%	Shares	%	Shares	%
Dian C. Taylor	34,586	2.0%	51,645	13.2%	24
664 Churchmans Road
Newark, DE 19702

Kenneth R. Biederman	23,300	1.3%

John R. Eisenbrey, Jr.3	21,907	1.3%	19,820	5.1%
15 Albee Drive
Newark, DE 19702

Norman H. Taylor, Jr.4	4,264		100,431	25.6%	24
1597 Porter Rd
Bear, DE 19701

William H. Taylor, II	9,105		1,433		24

William C. Wyer	21,000	1.2%

Joseph A. DiNunzio5	13,264		46

Bruce P. Kraeuter	12,024
664 Churchmans Rd.
Newark, DE 19702

David B. Spacht	11,346		84		31

John M. Thaeder	4,626		606

Hilda Taylor	35,736	2.1%	52,407	13.4%	285	2.6%
4 East Green Valley Circle
Newark, DE 19711

Louisa Taylor Welcher6	8,629		41,080	10.5%	201	1.8%
219 Laurel Avenue
Newark, DE 19711

Directors and Executive	151,158	8.7%	73,634	18.8%	79
Officers as a Group
(11 Individuals)

1 The nature of ownership consists of sole voting and investment power unless otherwise indicated. The amount also includes all shares issuable to such person or group upon the exercise of options held by such person or group to the extent such options are exercisable within 60 days after March 1, 2001. At March 1, 2001, Messrs. Eisenbrey, Jr., Biederman and Wyer each held options for 15,000 shares of Class A Non-Voting Common Stock (Class A Stock) under the 1992 Non-qualified Stock Option Plan (NQSO Plan). Mr. William Taylor held options for 9,000 shares of Class A Stock under the NQSO Plan. Ms. Taylor held options for 12,000 shares of Class A Stock under the NQSO Plan and for 5,000 shares of Class A Stock exercisable under the Incentive Stock Option Plan (ISO Plan). Mr. Spacht held options for 6,697 shares of Class A Stock under the NQSO Plan and for 2,007 shares of Class A Stock exercisable under the ISO Plan. Mr. DiNunzio held options for 9,000 shares of Class A Stock under the NQSO Plan and for 2,100 shares of Class A Stock exercisable under the ISO Plan. Mr. Kraeuter held options for 6,000 shares of Class A Stock under the NQSO Plan and for 1,700 shares of Class A Stock exercisable under the ISO Plan. Mr. Thaeder held options for 2,000 shares of Class A Stock under the NQSO Plan and for 500 shares of Class A Stock exercisable under the ISO Plan. Mr. Norman H. Taylor, Jr. held options for 1,100 shares of Class A Stock exercisable under the ISO Plan.

2 The percentage of the total number of shares of the class outstanding is shown where that percentage is one percent or greater. Percentages for each person or group are based on the aggregate number of shares of the applicable class outstanding as of March 1, 2001, and all shares issuable to such person or group upon the exercise of options held by such person or group, to the extent such options are exercisable within 60 days of that date.

3 Includes 347 shares of Class B Stock owned by a trust of which Mr. Eisenbrey, Jr. is a trustee and in which he has a beneficial ownership interest and 196 shares of Class B Stock held in custodial accounts for Mr. Eisenbrey, Jr.'s daughters.

4 Includes 718 shares of Class B Stock and 164 shares of Class A Stock owned by Mr. Taylor's wife for which Mr. Taylor disclaims beneficial ownership.

5 Includes 10 shares of Class A Stock held in custodial accounts for Mr. DiNunzio's sons.

6 Includes 64 shares of Class B Stock held jointly by Ms. Welcher's husband and son, 129 shares of Class B Stock held by Ms. Welcher's sons, 26 shares of 7% Preferred Stock held by Ms. Welcher's sons, 130 shares of Class A Stock held by Ms. Welcher's husband and 644 shares of Class A Stock held by Ms. Welcher's sons, for which Ms. Welcher disclaims beneficial ownership.

Item 13. - Certain Relationships and Related Transactions.

          Artesian Water rents an office building and shop complex at an annual rental of $180,000 from White Clay Realty, a partnership which includes, among others, Ellis D. Taylor, (the father of W. H. Taylor, II and the uncle of Dian C. Taylor and N. H. Taylor) Dian C. Taylor, Louisa Welcher (the sister of Dian C. Taylor and N. H. Taylor) and a trust in which John R. Eisenbrey, Jr. is one of the trustees and in which he has a beneficial interest. Ms. Taylor is the Chair of the Board of Directors, CEO and President of the Company; Mr. Eisenbrey is a Director for the Company. The lease expires in 2002, with provisions for renewals for two five-year periods thereafter. Artesian Water may terminate the lease at any time by purchasing the leased facilities for (1) an amount equal to the sum of any mortgage on such facilities and any accrued rental to date or (2) its fair market value, whichever is higher. Management believes that payments made to White Clay Realty are generally comparable to what would be paid to unaffiliated parties for similar facilities.

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

          The terms of transactions with related parties are determined on a basis that management believes is comparable to terms which could be negotiated with non-affiliates. On May 4, 1999, Artesian repurchased 126,353 shares of Class B Common Stock and 24,165 shares of Class A Non-Voting Common Stock from Helena C. Taylor and Ellis D. Taylor in exchange for a promissory note (the "Note") in the principal amount of $4,450,000 representing the purchase price of the stock, with a discounted present value of $4,307,000. The Note is payable quarterly, on a calendar basis, over a four year period and in sixteen equal principal installments of $278,125 commencing on June 30, 1999. The outstanding balance on the Note bears interest in an amount computed based on the quarterly dividend the Taylors would have received on the Stock transferred to Artesian but not yet paid for by Artesian. In addition, the principal installment is adjusted on a quarterly basis to reflect changes in the book value per common share of the Company as reported in its most recent quarterly financial statement distributed to stockholders prior to the quarterly payment. Such amounts, if any, represent contingent purchase price of the stock and will be charged to retained earnings. At December 31, 2000, Artesian had $2,503,000 outstanding under this promissory note.

Item 14. - Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

		Page(s)*
a)	The following documents are filed as part of this report:
	(1) Financial Statements:
	Consolidated Balance Sheets at December 31, 2000 and 1999	14
	Consolidated Statements of Operations for the three years ended December 31, 2000	15
	Consolidated Statements of Cash Flows for the three years ended December 31, 2000	16
	Consolidated Statements of Changes in Stockholders' Equity for the three years
	ended December 31, 2000	17-19
	Notes to Consolidated Financial Statements	20-33
	Report of Independent Accountants	34

	(2) Financial Statement Schedule:
	Schedule II: Valuation and Qualifying Accounts	46
	information is shown in the financial statements or notes thereto.

	(3) Exhibits: The Exhibits listed in the accompanying Index to Exhibits are	44-46
	filed as part of, or incorporated by reference into, this Form 10-K Annual Report.

(b)	Reports on Form 8-K.
	During the last quarter of the period covered by this Report on Form 10-K, Artesian
	Resources filed an 8-K on December 5, 2000, which is incorporated by reference
	to this Form 10-K Annual Report.

	* Page number shown refers to page number in this Report on Form 10-K.
	All other schedules are omitted because they are not applicable or required.

SIGNATURES
ARTESIAN RESOURCES CORPORATION

Date: 3/26/01	By: David B. Spacht /s/
David B. Spacht, Vice President, Chief
Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Signature	Title	Date
Principal Executive Officer:
Dian C. Taylor /s/
Dian C. Taylor	President and Chief Executive Officer	3/26/01

Principal Financial and Accounting Officer:
David B. Spacht /s/
David B. Spacht	Vice President, Chief Financial Officer	3/26/01
and Treasurer
Directors:
Dian C. Taylor /s/
Dian C. Taylor	Director	3/26/01

William H. Taylor, II. /s/
William H. Taylor, II.	Director	3/26/01

Kenneth R. Biederman /s/
Kenneth R. Biederman	Director	3/26/01

William C. Wyer /s/
William C. Wyer	Director	3/26/01

John R. Eisenbrey, Jr. /s/
John R. Eisenbrey, Jr.	Director	3/26/01

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2000

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
Registration Statement on Form 10 filed April 30, 1990 and as amended by Form 8 filed on
June 19, 1990.

10 Material Contracts

(10.1)	Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option
Plan, as amended, filed herewith.

(10.2)	Lease dated as of March 1, 1972 between White Clay Realty Company and Artesian Water
Company, Inc. incorporated by reference to the exhibit filed with Artesian Resources
Corporation Registration Statement on Form 10 filed April 30, 1990 and as amended by
Form 8 filed on June 19, 1990.

(10.3)	Artesian Resources Corporation Cash and Stock Bonus Compensation Plan for Officers
incorporated by reference to the exhibit filed with the Artesian Resources Corporation Form
10-K for the year ended December 31, 1993.

(10.4)	Artesian Resources Corporation Incentive Stock Option Plan incorporated by reference to the exhibit filed with the Artesian Resources Corporation Annual Report on Form 10-K for the
year ended December 31, 1995.

(10.5)	Share Repurchase Agreement dated April 28, 1999 and related Promissory Note dated
May 4, 1999.

11 Statement Re: Computation of Net Income per Common Share

21 Subsidiaries of the Company as of December 31, 2000

EXHIBIT 11

ARTESIAN RESOURCES CORPORATION
COMPUTATION OF NET INCOME PER COMMON SHARE
	2000	1999	1998
Earnings
Income Applicable to Common Stock	$2,451,081	$2,908,939	$2,638,468
Shares
Weighted average number of shares outstanding
Basic	2,007,190	1,960,542	1,795,719
Diluted	2,043,965	1,996,141	1,816,391
Net Income per Common Share
Basic	$1.19	$1.48	$1.47
Diluted	$1.17	$1.46	$1.45

EXHIBIT 21

ARTESIAN RESOURCES CORPORATION AND SUBSIDIARY COMPANIES

Subsidiaries of Registrant

The following list includes the Registrant and all of its subsidiaries as of December 31, 2000. The voting stock of each company shown is owned, to the extent indicated by the percentage, the company immediately above which is not indented to the same degree. All subsidiaries of the Registrant appearing in the following table are included in the consolidated financial statements of the Registrant and its subsidiaries.
Name of Company	State of Incorporation	Percentage of Voting Stock Owned

Artesian Resources Corporation	Delaware	100
Artesian Water Company, Inc.	Delaware	100
Artesian Water Company of Pennsylvania Inc.	Pennsylvania	100
Artesian Development Corporation	Delaware	100
Artesian Wastewater Management, Inc.	Delaware	100
AquaStructure Delaware, L.L.C.	Delaware	33 1/3

ARTESIAN RESOURCES CORPORATION
SCHEDULE II - VALUATION AND QUALIFIYING ACCOUNTS
Additions	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at the End of Period

Classification
For the Year Ended December 31, 2000 Valuation allowance for deferred tax assets	$670,540		$14,460		$685,000
For the Year Ended December 31, 1999 Valuation allowed for deferred tax assets	$665,000		$ 5,540		$670,540
For the Year Ended December 31, 1998 Valuation allowed for deferred tax assets	$669,731			<$4,731>	$665,000