Form 10-Q
period 2001-03-31
ARTESIAN RESOURCES CORP
filed 2001-05-11
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

__     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transaction period from            to

Commission file number 0-18516

ARTESIAN RESOURCES CORPORATION
(exact name of registrant as specified in its charter)
State or other jurisdiction of incorporation or organization:	Delaware
I.R.S. Employer Identification Number:	51-0002090
Address of principal executive officers:	664 Churchmans Road, Newark, Delaware
19702
Registrant's telephone number, including area code	(302) 453 - 6900

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days      X  Yes       No

     As of April 30, 2001, 1,627,328, shares and 391,824 shares of Class A Non-Voting Common Stock and Class B Common Stock, respectively, were outstanding.
ARTESIAN RESOURCES CORPORATION
INDEX TO FORM 10-Q
Part I	-	Financial Information:

Item 1	-	Financial Statements	Page(s)

		Consolidated Balance Sheet
		March 31, 2001 and December 31, 2000	3

		Consolidated Statement of Income for
		the quarters ended March 31, 2001 and 2000	4

		Consolidated Statement of Retained Earnings
		for the three months ended March 31, 2001 and 2000	5

		Consolidated Statement of Cash Flows for the
		three months ended March 31, 2001 and 2000	5 - 6

		Notes to the Consolidated Financial Statements	7 - 9

Item 2	-	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	9 - 11

Item 3	-	Quantitative and Qualitative Disclosures about Market Risk	11

Part II	-	Other Information:

Item 1		Legal Proceedings	11

Item 2		Changes in Securities	11

Item 3		Defaults Upon Senior Securities	12

Item 4		Submission of Matters to a Vote of Security Holders	12

Item 5		Other Information	12

Item 6		Exhibits and Reports on Form 8-K	12

Signatures

Part I - Financial Information
Item I - Financial Statements
ARTESIAN RESOURCES CORPORATION CONSOLIDATED BALANCE SHEET (In thousands)
	(unaudited)
	March 31, 2001	December 31, 2000
ASSETS
Utility plant, at original cost less accumulated depreciation	$138,911	$134,038
Current assets
Cash and cash equivalents	473	392
Accounts receivable, net	2,043	1,967
Unbilled operating revenues	1,917	2,102
Materials and supplies-at cost on FIFO basis	704	730
Prepaid property taxes	295	591
Prepaid expenses and other	529	620
	5,961	6,402
Other assets
Non-utility property (less accumulated depreciation 2001-$168;2000-$166)	267	268
Other deferred assets	1,314	1,335
	1,581	1,603
Regulatory assets, net	2,233	2,364
	$148,686	$144,407
	======	======
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$2,019	$2,013
Additional paid-in capital	24,592	24,474
Retained earnings	5,742	6,070
Preferred stock	272	272
Total stockholders' equity	32,625	32,829
Preferred stock-mandatorily redeemable,
net of current portion	200	300
Long-term debt, net of current portion	50,439	50,717
	83,264	83,846
Current liabilities
Notes payable	7,095	2,000
Current portion of long-term debt	1,119	1,119
Current portion of mandatorily redeemable preferred stock	100	100
Accounts payable	3,174	3,168
Overdraft payable	798	1,224
Income taxes payable	23	-----
Interest accrued	584	530
Customer deposits	400	419
Other	1,089	938
	14,382	9,498
Deferred credits and other liabilities
Net advances for construction	18,698	18,780
Postretirement benefit obligation	1,431	1,455
Deferred investment tax credits	924	934
Deferred income taxes	4,249	4,231
	25,302	25,400
Commitments and contingencies
Net contributions in aid of construction	25,738	25,663
	$148,686	$144,407
	======	======
See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF INCOME
Unaudited
(In thousands, except share and per share amounts)
	For the Quarter
	Ended March 31,
	2001	2000
OPERATING REVENUES
Water sales	$6,835	$6,232
Other utility operating revenue	112	106
Non utility revenue	13	10
	6,960	6,348

OPERATING EXPENSES
Utility operating expenses	4,302	3,999
Related party expenses	44	45
Non-utility operating expenses	14	6
Depreciation and amortization	708	636
State and federal income taxes	169	174
Property and other taxes	453	415
	5,690	5,275

OPERATING INCOME	1,270	1,073
ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION	76	59
OTHER INCOME (EXPENSE), NET	10	11

INCOME BEFORE INTEREST CHARGES	1,356	1,143

INTEREST CHARGES	1,085	891

NET INCOME	271	252
DIVIDENDS ON PREFERRED STOCK	15	17

NET INCOME APPLICABLE TO COMMON STOCK	$256	$235
	======	======
INCOME PER COMMON SHARE:
Basic	$.13	$.12
	======	======
Diluted	$.12	$.11
	======	======
CASH DIVIDEND PER COMMON SHARE	$.275	$.27
	======	======
AVERAGE COMMON SHARES OUTSTANDING
Basic	2,017,295	2,001,227
	========	========
Diluted	2,057,518	2,046,013
	========	========
See notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Unaudited
(In thousands)
	For the Quarter
	Ended March 31,
	2001	2000

Balance, beginning of period	$6,070	$5,933
Net income	271	252
	6,341	6,185
Less: Dividends	583	572
Common stock-repurchase	16	14

Balance, end of period	$5,742	$5,599
	======	======

See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited
(In thousands)
		For the Quarter
		Ended March 31,
		2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME		$271	$252
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization		671	597
Deferred income taxes, net		8	(179)
Allowance for funds used during construction		(76)	(59)
Changes in assets and liabilities:
Accounts receivable		(76)	82
Unbilled operating revenue		185	161
Materials and supplies		26	52
Accrued state and federal income taxes		23	(378)
Prepaid property taxes		296	284
Prepaid expenses and other		91	(137)
Other deferred assets		21	57
Regulatory assets		131	(38)
Postretirement benefit obligation		(24)	(21)
Accounts payable		6	(1,806)
Interest accrued		54	(359)
Customer deposits and other, net		132	576

NET CASH PROVIDED BY OPERATING ACTIVITIES		1,739	(916)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC)		(5,601)	(3,124)
Proceeds from sale of assets		7	6

NET CASH USED IN INVESTING ACTIVITIES		(5,594)	(3,118)
CASH FLOW FROM FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit agreement		5,095	4,789
Overdraft payable		(426)	257
Net advances and contributions in aid of construction		120	324
Net proceeds from stock transactions		108	127
Dividends		(583)	(572)
Repayment of long-term debt		(278)	(292)
Principal payments under capital lease obligations		---	(7)
Retirement of preferred stock		(100)	(100)

NET CASH PROVIDED BY FINANCING ACTIVITIES		3,936	4,526

NET INCREASE IN CASH AND CASH EQUIVALENTS		81	492
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		392	122

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$473	$614
		=====	======
Supplemental Disclosures of Cash Flow Information:
Interest paid		$1,010	$1,228
		=====	======
Income taxes paid	$	---	$550
		=====	======

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

       The unaudited consolidated financial statements of Artesian Resources Corporation and its wholly-owned subsidiaries (the Company or Artesian Resources), including its principal operating company, Artesian Water Company, Inc. (Artesian Water), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures prescribed by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K. The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but have been reviewed by independent accountants, and, in the opinion of management such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Company's financial position and results of operations. The results of operations for the interim periods may not be indicative of the results that may be expected for the entire year.

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

	March 31, 2001	December 31, 2000

Postretirement benefit obligation	$1,432	$1,455
Deferred income taxes recoverable in future rates	661	665
Expense of rate proceedings	140	244

	$2,233	$2,364
	=====	======

NOTE 3 - DEBT

       On May 4, 1999, Artesian repurchased 126,353 shares of Class B Common Stock and 24,165 shares of Class A Non-Voting Common Stock from Helena C. Taylor and Ellis D. Taylor in exchange for a promissory note (the "Note") in the principal amount of $4,450,000 representing the purchase price of the stock, with a discounted present value of $4,307,000. The Note is payable quarterly, on a calendar basis, over a four year period and in sixteen equal principal installments of $278,125 commencing on June 30, 1999. The outstanding balance on the Note bears interest in an amount computed based on the quarterly dividend the Taylor's would have received on the Stock transferred to Artesian but not yet paid for by Artesian. In addition, the principal installment is adjusted on a quarterly basis to reflect changes in the book value per common share of the Company as reported in its most recent quarterly financial statement distributed to stockholders prior to the quarterly payment. Such amounts, if any, represent contingent purchase price of the stock and will be charged to retained earnings. At March 31, 2001, Artesian had $2,225,000 outstanding under this promissory note.

          On December 29, 2000, Artesian Water issued a $20.0 million, 8.17%, twenty year Series O First Mortgage Bond to redeem the Series K $7.0 million First Mortgage Bond and to pay down the lines of credit. On December 29, 2020 the Series O First Mortgage Bond matures.

           On January 31, 2001, Artesian Water Company, Inc. entered into a financing agreement with the Delaware Department of Health and Social Services to borrow funds totaling not more than $4,307,144 from the State's Revolving Loan Fund under an unsecured General Obligation Note. The note bears interest of 4.48%, and is payable ratably over twenty years. The effective rate of the loan, including expenses related to the closing, is 4.57%. The Company intends to use the proceeds of this revolving loan to repay outstanding short-term debt. As such, at March 31, 2001 and December 31, 2000 the Company has reclassified $4,307,144 from notes payable to long-term debt on the balance sheet.

NOTE 4 - NON-UTILITY OPERATING EXPENSES

          Artesian Wastewater Management, Inc. ("Artesian Wastewater") is an additional non-regulated subsidiary of Artesian Resources, which provides wastewater treatment services in Delaware. On March 12, 1997 Artesian Wastewater became a one-third owner in AquaStructure Delaware, L.L.C. which markets proposals to design and construct wastewater treatment facilities. Artesian Wastewater operates a small wastewater treatment spray irrigation facility owned by a municipality in Southern New Castle County Delaware. Artesian Wastewater is paid a lump sum fee to maintain operations at the facility.

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

          Artesian Water leased certain parcels of land for water production wells from Glendale Enterprises Limited, a company wholly-owned by Ellis D. Taylor, the father of William Taylor, a director, at an annual rental of $44,000. Renewal of the lease has been automatic from year to year unless 60 days' written notice is given by either party before the end of the year's lease. During 2000, Artesian was notified by Glendale Enterprises Limited that it desired to discontinue the lease for the well sites. In its attempt to acquire the property from the lessor, Artesian received a claim from an unrelated third party with regard to lease payments made since 1986. In March 2001, the parties agreed to settle the ownership dispute, the third party withdrew its claim, and Artesian acquired the property.

     Expenses associated with related party transactions are as follows:

	For the Quarter Ended March 31,
	2001	2000
	(in thousands)	(in thousands)
White Clay Realty	$44	$45

NOTE 6 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and potentially dilutive effect of employee stock options. The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Quarter Ended March 31,
	2001	2000
	(in thousands)	(in thousands)
Average common shares outstanding during
the period for Basic computation	2,017	2,001
Dilutive effect of employee stock options	41	45

Average common shares outstanding during
the period for Diluted computation	2,058	2,046
	======	======

     Equity per common share was $16.04 and $15.93 at March 31, 2001 and 2000, respectively. These amounts were computed by dividing common stockholders' equity, excluding preferred stock, by the number of shares of common stock outstanding on March 31, 2001 and 2000, respectively.

NOTE 7 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and the Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB 133," which deferred the effective date of this standard to financial years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which addresses and amends SFAS No. 133 for a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. The Company adopted SFAS No. 133 incorporating SFAS No. 138 amendments effective January 1, 2001. The adoption of this statement did not have a material impact on the Company's financial condition or results of operations.

NOTE 8 - RATE PROCEEDINGS

          On December 5, 2000, Artesian Water filed a petition with the PSC to implement new rates to meet an increased revenue requirement of approximately 22.57% or $6.4 million on an annualized basis. Effective February 3, 2001, Artesian Water was permitted to collect a temporary increase of $2.5 million on an annualized basis, subject to refund, until permanent rates are approved by the PSC. We cannot predict whether the PSC will approve the requested increase, a smaller increase or any such request.

ITEM 2 - ARTESIAN RESOURCES CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2001

RESULTS OF OPERATIONS

Overview

     Artesian Water, our principal subsidiary, is the oldest and largest regulated public water utility in the State of Delaware and has been providing water within the state since 1905. We distribute and sell water to residential, commercial, industrial, governmental, municipal and utility customers throughout Delaware. As of March 31, 2001, we had approximately 65,000 metered customers and served a population of approximately 214,000, representing approximately 28% of Delaware's total population. We believe that we have a reputation for providing water and service of superior quality to our customers.

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

Operating Revenues

     We realized 98.2% of our total revenue in the first three months of 2001 from the sale of water. Water sales revenue increased $603,000, or 9.7%, for the quarter ended March 31, 2001 compared to the first quarter of 2000. The increase was primarily due to a 3.8% growth in the number of customers served, and implementation of temporary rates related to a pending rate proceeding.

Operating Expenses

     Operating and maintenance expenses increased $310,000, or 7.7%, for the quarter ended March 31, 2001, over the quarter ended March 31, 2000, primarily due to a payroll and benefits increase of $269,000 due to additional positions and wage increases. The ratio of operating and maintenance expense to total revenue was 62.6% for the three months ended March 31, 2001 as compared to 63.8% for the same period in 2000.

     Depreciation and amortization expense increased $72,000, or 11.3%, for the quarter ended March 31, 2001, compared to the comparable quarter of 2000, due to capital additions. Income tax expense decreased $5,000, or 2.9% for the quarter ended March 31, 2000.

Interest Charges

     Interest charges increased $194,000 or 21.8% for the first quarter of 2001, compared to the first quarter of 2000 due to higher levels of debt due to the issuance of the $20 million series O bond in December 2000, partially offset by the payoff of the $7 million series K bond.

Net Income

     For the quarter ended March 31, 2001, Artesian Resources recorded net income applicable to common stock of $256,000 which represents a $21,000, or a 8.9%, increase as compared to earnings of $235,000 for the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of liquidity for the first three months of 2001 were $5.1 million provided by borrowings on our line of credit and cash flow from operating activities which provided $1.7 million.

     We rely on our sources of liquidity for investments in our utility plant and systems and to meet our various payment obligations. We currently estimate that our aggregate investments in our utility plant and systems for the remainder of 2001 will be approximately $14.9 million. These investments will be financed by our operations and short-term borrowings under our revolving credit agreements. Our total obligations related to dividend and sinking fund payments on preferred stock, interest payments on indebtedness, rental payments and water service interconnection agreements for the remainder of 2001 are anticipated to be approximately $6.1 million and will be financed with cash flow from our operating activities and short term borrowings.

     Developer advances and contributions in aid of construction are used for the installation of mains and hydrants in new developments. An additional $2.7 million of capital expenditures will be financed by developers during the remainder of 2001.

     At March 31, 2001, we had a working capital deficit of $8.4 million mainly due to borrowings on our lines of credit incurred to finance investment in utility plant.

     At March 31, 2001, Artesian Water had lines of credit with three separate financial institutions totaling $35.0 million to meet its temporary cash requirements. These revolving credit facilities are unsecured. As of March 31, 2001, we had $23.6 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate plus 1.0% or, at our discretion, the bank's federal funds rate plus 1.0%. All the facilities are reviewed annually by each bank for renewal.

CAUTIONARY STATEMENT

     Statements in this Quarterly Report on Form 10-Q which express our "belief", "anticipation" or "expectation", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors, such as developments in our current rate proceeding, competitive market pressures, material changes in demand from larger customers, changes in weather, availability of labor, changes in government policies and changes in economic conditions, could cause results to differ materially from those in the forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

          On December 5, 2000, Artesian Water filed a petition with the PSC to implement new rates to meet an increased revenue requirement of approximately 22.57% or $6.4 million on an annualized basis. Effective February 3, 2001, Artesian Water was permitted to collect a temporary increase of $2.5 million on an annualized basis, subject to refund, until permanent rates are approved by the PSC. We cannot predict whether the PSC will approve the requested increase, a smaller increase or any such request.

          There are no other material legal proceedings pending at this date.

ITEM 2 - CHANGES IN SECURITIES

     Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5 - OTHER INFORMATION

     Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed for the quarter ended March 31, 2001.

INDEX TO EXHIBITS

Exhibit Number	Description

3 Articles of Incorporation and By-Law

(3.1)	Restated Certificate of Incorporation of the Company effective
May 26, 1995, incorporated by reference to the exhibit filed with Artesian Resources Corporation Form 10-Q for the quarter ended June 30, 1995.

(3.2)	Restated Certificate of Incorporation of the Company effective
April 26, 1994, including Certificate of Correction incorporated by reference to the exhibit filed with the Artesian Resources
Corporation Form 10-Q for the quarter ended March 31, 1994.

(3.3)	By-Laws of the Company effective April 27, 1993, incorporated by reference to the exhibit filed with the Artesian Resources
Corporation Form 8-K filed April 27, 1993.

4 Instruments Defining the Rights of Security Holders, Including Indentures

(4.1)	Fifteenth Indenture dated as of December 1, 2000 between Artesian Water Company Inc.,
Subsidiary of Artesian Resources Corporation, and Wilmington Ttrust Company, as
Trustee.

(4.2)	Thirteenth and Fourteenth Indentures dated as of June 17, 1997, between Artesian
Water Company, Inc., subsidiary of Artesian Resources Corporation, and Wilmington
Trust Company, as Trustee. Incorporated by reference to the exhibits filed with Artesian
Resources Corporation Form 10-Q for the quarter ended June 30, 1997.

(4.3)	Twelfth Supplemental Indenture dated as of December 5, 1995, between Artesian Water
Company, Inc. subsidiary of Artesian Resources Corporation, and Wilmington Trust
Company, as Trustee. Incorporated by reference to the exhibit filed with the Artesian
Resources Corporation Annual Report on Form 10-K for the year ended December 31, 1995 ended December 31, 1995.

(4.4)	Eleventh Supplemental Indenture dated as of February 16, 1993, between Artesian Water
Company, Inc., subsidiary of Artesian Resources Corporation, and Principal Mutual
Life Insurance Company. Incorporated by reference to the exhibit filed with
Artesian Resources Corporation Annual Report on Form 10-K for the year ended December 31, 1992.

(4.5)	Tenth Supplemental Indenture dated as of April 1, 1989, between Artesian Water
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
Option Plan, as amended, filed with the Artesian Resources Corporation Form 10-K for year ended Decmber 31, 1998.

(10.2)	Lease dated as of March 1, 1972, between White Clay Realty Company and Artesian
Water Company, Inc. incorporated by reference to the exhibit filed with Artesian
Resources Corporation Registration Statement on Form 10 Filed April 30, 1990, and as
amended by Form 8 filed June 19, 1990.

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
May 4, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ARTESIAN RESOURCES CORPORATION

5/11/01	___/s/Dian C. Taylor___
Dian C. Taylor
President, CEO, and Chair of the Board
Artesian Resources Corporation and Subsidiaries

5/11/01	/s/David B. Spacht
David B. Spacht
Vice President, Chief Financial Officer, and Treasurer
Artesian Resources Corporation and Subsidiaries
Form 10Q March 2001