Form 10-Q
period 2001-06-30
ARTESIAN RESOURCES CORP
filed 2001-08-13
CIK 863110

3: q6_2001

UNITED STATES
SECURITIES AND EXCHANGE COMMISION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[    ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to

Commission file number 0-18516

ARTESIAN RESOURCES CORPORATION
--------------------------------------------------------------
(exact name of registrant as specified in its charter)

Delaware	51-0002090
----------------------------------------------------------------------	-------------------------------------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

664 Churchmans Road, Newark, Delaware 19702
------------------------------------------------------------------
Address of principal executive officers

(302) 453 - 6900
-----------------------------------------------------------
Registrant's telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [ X ] Yes   [    ] No

     As of June 30, 1,631,124 shares and 391,824 shares of Class A Non-Voting Common Stock and Class B Common Stock, respectively, were outstanding.
ARTESIAN RESOURCES CORPORATION
INDEX TO FORM 10-Q
Part I	-	Financial Information:

Item 1	-	Financial Statements	Page(s)

		Consolidated Balance Sheet
		June 30, 2001 and December 31, 2000	3

		Consolidated Statement of Income for the quarters ended	4
		June 30, 2001 and 2000

		Consolidated Statement of Income for
		the six months ended June 30, 2001 and 2000	5

		Consolidated Statement of Retained Earnings
		for the six months ended June 30, 2001 and 2000	6

		Consolidated Statement of Cash Flows for the
		six months ended June 30, 2001 and 2000	6 - 7

		Notes to the Consolidated Financial Statements	8 - 11

Item 2	-	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	11 - 13

Item 3	-	Quantitative and Qualitative Disclosures about Market Risk	13

Part II	-	Other Information:

Item 1		Legal Proceedings	13

Item 2		Changes in Securities	13

Item 3		Defaults Upon Senior Securities	13

Item 4		Submission of Matters to a Vote of Security Holders	14

Item 5		Other Information	14

Item 6		Exhibits and Reports on Form 8-K	14

Index to Exhibits			15 - 16

Signatures			17

Part I - Financial Information
Item I - Financial Statements
ARTESIAN RESOURCES CORPORATION CONSOLIDATED BALANCE SHEET (In thousands)
	(unaudited)
	June 30, 2001	December 31, 2000
ASSETS
Utility plant, at original cost less accumulated depreciation	$145,845	$134,038
Current assets
Cash and cash equivalents	566	392
Accounts receivable, net	2,445	1,967
Unbilled operating revenues	2,381	2,102
Materials and supplies-at cost on FIFO basis	668	730
Prepaid property taxes	---	591
Prepaid expenses and other	486	620
	6,546	6,402
Other assets
Non-utility property (less accumulated depreciation 2001 - $79; 2000-$166)	301	268
Other deferred assets	1,299	1,335
	1,600	1,603
Regulatory assets, net	2,357	2,364
	$156,348	$144,407
	=======	=======
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$2,023	$2,013
Additional paid-in capital	24,674	24,474
Retained earnings	6,107	6,070
Preferred stock	272	272
Total stockholders' equity	33,076	32,829
Preferred stock-mandatorily redeemable,
net of current portion	200	300
Long-term debt, net of current portion	50,161	50,717
	83,437	83,846
Current liabilities
Notes payable	12,195	2,000
Current portion of long-term debt	1,119	1,119
Current portion of mandatorily redeemable preferred stock	100	100
Accounts payable	4,077	3,168
Overdraft payable	1,120	1,224
Income taxes payable	249	---
Interest accrued	805	530
Customer deposits	422	419
Other	1,014	938
	21,101	9,498
Deferred credits and other liabilities
Net advances for construction	18,727	18,780
Postretirement benefit obligation	1,408	1,455
Deferred investment tax credits	919	934
Deferred income taxes	4,630	4,231
	25,684	25,400
Commitments and contingencies
Net contributions in aid of construction	26,126	25,663
	$156,348	$144,407
	=======	=======
See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF INCOME
Unaudited
(In thousands, except share and per share amounts)
	For the Quarter
	Ended June 30,
	2001	2000
OPERATING REVENUES
Water sales	$7,845	$7,116
Other utility operating revenue	112	112
Non-utility revenue	17	11
	7,974	7,239

OPERATING EXPENSES
Utility operating expenses	4,232	3,586
Related party expenses	45	45
Non-utility operating expenses	10	14
Depreciation and amortization	758	650
State and federal income taxes	612	673
Property and other taxes	428	388
	6,085	5,356

OPERATING INCOME	1,889	1,883
ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION	136	92
OTHER INCOME (EXPENSE), NET	14	9

INCOME BEFORE INTEREST CHARGES	2,039	1,984

INTEREST CHARGES	1,142	978

NET INCOME	897	1,006
DIVIDENDS ON PREFERRED STOCK	12	15

NET INCOME APPLICABLE TO COMMON STOCK	$885	$991
	========	========

INCOME PER COMMON SHARE:
Basic	$.44	$.49
	========	========
Diluted	$.43	$.48
	========	========
CASH DIVIDEND PER COMMON SHARE	$.275	$.275
	========	========
AVERAGE COMMON SHARES OUTSTANDING
Basic	2,021,576	2,005,692
	=========	=========
Diluted	2,060,013	2,044,215
	=========	=========
See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF INCOME
Unaudited
(In thousands, except share and per share amounts)
	For the Six Months
	Ended June 30,
	2001	2000
OPERATING REVENUES
Water sales	$14,680	$13,348
Other utility operating revenue	224	218
Non-utility revenue	30	21
	14,934	13,587

OPERATING EXPENSES
Utility operating expenses	8,534	7,584
Related party expenses	89	90
Non-utility operating expenses	24	21
Depreciation and amortization	1,466	1,286
State and federal income taxes	781	847
Property and other taxes	881	803
	11,775	10,631

OPERATING INCOME	3,159	2,956
ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION	212	152
OTHER INCOME (EXPENSE), NET	24	19

INCOME BEFORE INTEREST CHARGES	3,395	3,127

INTEREST CHARGES	2,227	1,869

NET INCOME	1,168	1,258
DIVIDENDS ON PREFERRED STOCK	27	32

NET INCOME APPLICABLE TO COMMON STOCK	$1,141	$1,226
	========	========
INCOME PER COMMON SHARE:
Basic	$.56	$.61
	========	========
Diluted	$.55	$.60
	========	========
CASH DIVIDEND PER COMMON SHARE	$.55	$.545
	========	========
AVERAGE COMMON SHARES OUTSTANDING
Basic	2,019,436	2,003,460
	=========	=========
Diluted	2,058,660	2,043,997
	=========	=========
See notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Unaudited
(In thousands)
	For the Six Months
	Ended June 30,
	2001	2000

Balance, beginning of period	$6,070	$5,933
Net income	1,168	1,258
	7,238	7,191
Less: Dividends	1,102	1,137
Common stock-Repurchase	29	26

Balance, end of period	$6,107	$6,028
	=======	=======

See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited
(In thousands)
	For the Six Months
	Ended June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$1,168	$1,258
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,390	1,207
Deferred income taxes, net	384	(69)
Allowance for funds used during construction	(212)	(152)
Changes in Assets and Liabilities:
Accounts receivable	(478)	225
Unbilled operating revenue	(279)	(701)
Materials and supplies	62	51
Accrued state and federal income taxes	249	185
Prepaid property taxes	591	547
Prepaid expenses and other	134	(336)
Other deferred assets	36	90
Regulatory assets	7	89
Postretirement benefit obligation	(47)	(43)
Accounts payable	909	(1,065)
Interest accrued	275	27
Customer deposits and other, net	79	1,004

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,268	2,317

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC)	(13,288)	(7,738)
Proceeds from sale of assets	9	10

NET CASH USED IN INVESTING ACTIVITIES	(13,279)	(7,728)

CASH FLOW FROM FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit agreement	10,195	6,019
Overdraft payable	(104)	461
Net advances and contributions in aid of construction	671	694
Net proceeds from stock transactions	181	206
Dividends	(1,102)	(1,137)
Repayment of long-term debt	(556)	(581)
Principal payments under capital lease obligations	---	(16)
Retirement of preferred stock	(100)	(100)

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,185	5,546

NET INCREASE IN CASH AND CASH EQUIVALENTS	174	135
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
PERIOD	392	122

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$566	$257
	========	========
Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,909	$1,797
	========	========
Income taxes paid	$10	$550
	========	========

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

       The unaudited consolidated financial statements of Artesian Resources Corporation and its wholly-owned subsidiaries (the Company or Artesian Resources), including its principal operating company, Artesian Water Company, Inc. (Artesian Water), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures prescribed by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K. The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards. However, in the opinion of management such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Company's financial position and results of operations. The results of operations for the interim periods may not be indicative of the results that may be expected for the entire year.

NOTE 2 - REGULATORY ASSETS

     Certain expenses, which are recoverable through rates as permitted by the State of Delaware Public Service Commission (PSC), are deferred and amortized during future periods using various methods. Expenses related to rate proceedings are amortized on a straight-line basis over a period of two years. The postretirement benefit obligation, which is being amortized over twenty years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments. The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customer reverse. Regulatory assets, net of amortization, comprise:

	June 30, 2001	December 31, 2000
	(in thousands)	(in thousands)

Postretirement benefit obligation	$1,408	$1,455
Deferred income taxes recoverable in future rates	661	665
Expense of rate proceedings	288	244

	$2,357	$2,364
	=====	=====

NOTE 3 - DEBT

       On May 4, 1999, Artesian repurchased 126,353 shares of Class B Common Stock and 24,165 shares of Class A Non-Voting Common Stock from Helena C. Taylor and Ellis D. Taylor in exchange for a promissory note (the "Note") in the principal amount of $4,450,000 representing the purchase price of the stock, with a discounted present value of $4,307,000. The Note is payable quarterly, on a calendar basis, over a four year period and in sixteen equal principal installments of $278,125 commencing on June 30, 1999. The outstanding balance on the Note bears interest in an amount computed based on the quarterly dividend the Taylors would have received on the Stock transferred to Artesian but not yet paid for by Artesian. In addition, the principal installment is adjusted on a quarterly basis to reflect changes in the book value per common share of the Company as reported in its most recent quarterly financial statement distributed to stockholders prior to the quarterly payment. Such amounts, if any, represent contingent purchase price of the stock and will be charged to retained earnings. At June 30, 2001, Artesian had $1,946,875 outstanding under this promissory note.

          On December 29, 2000, Artesian Water issued a $20.0 million, 8.17%, twenty year Series O First Mortgage Bond to redeem the Series K $7.0 million First Mortgage Bond and to pay down the lines of credit. On December 29, 2020 the Series O First Mortgage Bond matures.

           On January 31, 2001, Artesian Water Company, Inc. entered into a financing agreement with the Delaware Department of Health and Social Services to borrow funds totaling not more than $4,307,144 from the State's Revolving Loan Fund under an unsecured General Obligation Note. The note bears interest of 4.48%, and is payable ratably over twenty years. The effective rate of the loan, including expenses related to the closing, is 4.57%. The Company intends to use the proceeds of this revolving loan to repay outstanding short-term debt. As such, the Company has reclassified $4,307,144 from notes payable to long-term debt on the balance sheet. The proceeds are pending processing by the Delaware Department of Health and Social Services.

NOTE 4 - NON-UTILITY OPERATING EXPENSES

     Artesian Wastewater Management, Inc. (Artesian Wastewater) is an additional non-regulated subsidiary of Artesian Resources, which provides wastewater treatment services in Delaware. On March 12, 1997, Artesian Wastewater became a one-third owner in AquaStructure Delaware, L.L.C., which markets proposals to design and construct wastewater treatment facilities. Artesian Wastewater operates a small wastewater treatment spray irrigation facility owned by a municipality in Southern New Castle County Delaware. Artesian Wastewater is paid a lump sum fee to maintain operations at the facility.

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

     Expenses associated with related party transactions are as follows:

	For the Quarter		For the Six Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000
	(in thousands)		(in thousands)

White Clay Realty	$ 45	$ 45	$ 89	$ 90
	====	====	====	====

NOTE 6 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and potentially dilutive effect of employee stock options. The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Quarter		For the Six Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000
	(in thousands)		(in thousands)
Average common shares outstanding during
the period for Basic computation	2,022	2,006	2,019	2,003
Dilutive effect of employee stock options	38	38	40	41

Average common shares outstanding during
the period for Diluted computation	2,060	2,044	2,059	2,044
	=====	=====	=====	=====

     Equity per common share was $16.24 and $16.14 at June 30, 2001 and 2000, respectively. These amounts were computed by dividing common stockholders' equity, excluding preferred stock, by the number of shares of common stock outstanding on June 30, 2001 and 2000, respectively.

NOTE 7 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

          In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

          The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling of interests method, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

          Management is in the process of evaluating the impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements.

NOTE 8 - RATE PROCEEDINGS

          On December 5, 2000, Artesian Water filed a petition with the PSC to implement new rates seeking increased revenues of approximately 22.57% or $6.4 million on an annualized basis. Effective February 3, 2001, Artesian Water was permitted, through temporary rates approved by the PSC, to collect an increase of $2.5 million on an annualized basis, subject to refund, until permanent rates were approved by the PSC.

       On June 19, 2001, the PSC approved a settlement that Artesian Water entered into with Staff of the Delaware Public Service Commission ("Staff") and the Division of the Public Advocate ("DPA") on June 6, 2001. The parties' stipulated agreement provides for an increase in rates designed to provide the Company an additional $3.7 million in annualized revenues. The settlement, as approved, also allowed the Company a return on equity of 10.5%. The new rates approved by the PSC became effective July 1, 2001. As a result of these new rates, approximately $1.2 million in additional annualized revenues will be reflected in rates for service beginning July 1, 2001.

ITEM 2
ARTESIAN RESOURCES CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2001

RESULTS OF OPERATIONS

Overview

     Artesian Water, our principal subsidiary, is the oldest and largest regulated public water utility in the State of Delaware and has been providing water within the state since 1905. We distribute and sell water to residential, commercial, industrial, governmental, municipal and utility customers throughout Delaware. As of June 30, 2001, we had approximately 66,000 metered customers and served a population of approximately 214,000, representing approximately 28% of Delaware's total population. We believe that we have a reputation for providing water and service of superior quality to our customers.

     The PSC regulates Artesian Water's rates charged for water service, the sale and issuance of securities, mergers and other matters. We periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business. Increases in customers served by Artesian Water also contribute to increases in our operating revenues, although such increases have been offset slightly by reductions in customers' individual usage. Our business is also subject to seasonal fluctuations and the effects of weather. We continue our efforts to contain expenses and improve efficiencies, which contribute to increases in our operating income.

Operating Revenues

     We realized 98.4% and 98.3% of our total revenue in the quarter ended June 2001 and the first six months of 2001 from the sale of water. Water sales revenue increased $729,000, or 10.2% and $1,332,000, or 10.0%, for the quarter ended June 30, 2001 and the six months ended June 30, 2001 compared to the quarter ended June 30, 2000 and the first six months of 2000. The increase for both periods was primarily due to a growth in the number of customers served, and implementation of temporary rates related to the recently completed rate proceeding. In Delaware, utilities are permitted to place rates into effect on a temporary basis pending completion of a rate increase proceeding. If such rates are found to be in excess of rates the Commission finds to be appropriate, the utility must refund the portion found in excess to customers with interest.

          On December 5, 2000, Artesian Water filed a petition with the PSC to implement new rates seeking increased revenues of approximately 22.57% or $6.4 million on an annualized basis. Effective February 3, 2001, Artesian Water was permitted, through temporary rates approved by the PSC, to collect an increase of $2.5 million on an annualized basis, subject to refund, until permanent rates were approved by the PSC.

       On June 19, 2001, the PSC approved a settlement that Artesian Water entered into with Staff of the Delaware Public Service Commission ("Staff") and the Division of the Public Advocate ("DPA") on June 6, 2001. The parties' stipulated agreement provides for an increase in rates designed to provide the Company an additional $3.7 million in annualized revenues. The settlement, as approved, also allowed the Company a return on equity of 10.5%. The new rates approved by the PSC became effective July 1, 2001. As a result of these new rates, approximately $1.2 million in additional annualized revenues will be reflected in rates for service beginning July 1, 2001.

Operating Expenses

     Operating and maintenance expenses increased $642,000 for the quarter ended June 30, 2001, and $952,000 for the six months ended June 30, 2001, over the comparable periods ended June 30, 2000. An increase of $146,000, for the quarter and $415,000 for the six months ended June 30, 2001, in payroll and benefits, due to additional positions and wage increases, contributed to the increase in operating and maintenance expenses. In addition, purchased water expense increased due to the timing of water purchases under minimum contract arrangements. We expect to purchase less water during the last six months of 2001 as compared to the same period a year ago. We target annual purchases of water to approximate the minimum contractual obligations.

     Depreciation and amortization expense increased $108,000, or 16.6% for the quarter ended June 30, 2001 and $180,000, or 14.0%, for the six months ended June 30, 2001, compared to the comparable period of 2000, due to capital additions. Income tax expense decreased $61,000 or 9.1% and $66,000, or 7.8% for the quarter and the six months ended June 30, 2001, as a result of reduced profitability.

Interest Charges

     Interest charges increased $164,000, or 16.8% for the quarter ended June 30, 2001, and $358,000 or 19.2% for the first six months of 2001, compared to the quarter ended June 2000 and the first six months of 2000 due to interest related to the issuance of the $20 million, 8.17% series O bond, which included the refinancing of the $7 million 10.17%, series K bond.

Net Income

     For the quarter and the six months ended June 30, 2001, Artesian Resources recorded earnings of $885,000, and $1,141,000, which represents a $106,000, or 10.7%, decrease and an $85,000, or 6.9%, decrease, respectively, as compared to earnings of $991,000 for the quarter ended June 2000 and $1,226,000 for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of liquidity for the first six months of 2001 were $10.2 million provided by borrowings on our line of credit and cash flow from operating activities that provided $4.3 million.

     We rely on our sources of liquidity for investments in our utility plant and systems and to meet our various payment obligations. We currently estimate that our aggregate investments in our utility plant and systems for the remainder of 2001 will be approximately $8.2 million. These obligations and our investments in utility plant will be financed with cash flow from our operating activities and short-term borrowings under our revolving credit agreements. Our total obligations related to dividend and sinking fund payments on preferred stock, interest payments on indebtedness, rental payments and water service interconnection agreements for the remainder of 2001 are anticipated to be approximately $3.8 million.

     Developer advances and contributions in aid of construction are used for the installation of mains and hydrants in new developments. We anticipate that an additional $1.9 million of capital expenditures will be financed by developers during the remainder of 2001.

     At June 30, 2001, we had a working capital deficit of $14.6 million mainly due to borrowings on our lines of credit incurred to finance investment in utility plant.

     At June 30, 2001, Artesian Water had lines of credit with three separate financial institutions totaling $35.0 million to meet its temporary cash requirements. These revolving credit facilities are unsecured. As of June 30, 2001, we had $18.5 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate plus 1.0% or, at our discretion, the bank's federal funds rate plus 1.0%. All the facilities are reviewed annually by each bank for renewal.

     We expect that our available cash balance, together with projected cash generated from operations and the available bank credit line, will be sufficient to fund our activities for at least the next 24 months.

CAUTIONARY STATEMENT

     Statements in this Quarterly Report on Form 10-Q which express our "belief", "anticipation" or "expectation", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors, such as developments in future rate proceedings, competitive market pressures, material changes in demand from larger customers, changes in weather, availability of labor, changes in government policies and changes in economic conditions, could cause results to differ materially from those in the forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate, long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the term of our First Mortgage Bonds, which have maturity dates ranging from 2003 to 2020.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

          On December 5, 2000, Artesian Water filed a petition with the PSC to implement new rates seeking increased revenues of approximately 22.57% or $6.4 million on an annualized basis. Effective February 3, 2001, Artesian Water was permitted, through temporary rates approved by the PSC, to collect an increase of $2.5 million on an annualized basis, subject to refund, until permanent rates were approved by the PSC.

       On June 19, 2001, the PSC approved a settlement that Artesian Water entered into with Staff of the Delaware Public Service Commission ("Staff") and the Division of the Public Advocate ("DPA") on June 6, 2001. The parties' stipulated agreement provides for an increase in rates designed to provide the Company an additional $3.7 million in annualized revenues. The settlement, as approved, also allowed the Company a return on equity of 10.5%. The new rates approved by the PSC became effective July 1, 2001. As a result of these new rates, approximately $1.2 million in additional annualized revenues will be reflected in rates for service beginning July 1, 2001.

     There are no other material legal proceedings pending at this date.

ITEM 2 - CHANGES IN SECURITIES

     Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 2, 2001 Mr. Norman H. Taylor Jr. was elected by the shareholders of the Company, as director for a term expiring at the third succeeding annual meeting from May 2, 2001. Mr. Norman H. Taylor, Jr. replaces the director position vacated by William H. Taylor II. Mr. William Wyer was re-elected as a director.

ITEM 5 - OTHER INFORMATION

     Not applicable.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

Form 8K reports were filed on June 8, 2001 and June 19, 2001 and are incorporated by reference.

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
Subsidiary of Artesian Resources Corporation, and Wilmington Trust Company as
Trustee. Incorporated by reference to the exhibits filed with Artesian Resources Form
10Q for the Quarter ended 3/31/01.

(4.2)	Thirteenth and Fourteenth Indentures dated as of June 17, 1997, between Artesian
Water Company, Inc., subsidiary of Artesian Resources Corporation, and Wilmington
Trust Company, as Trustee. Incorporated by reference to the exhibits filed with Artesian
Resources Corporation Form 10Q for the quarter ended June 30, 1997.

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

10 Material	Contracts

(10.1)	Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock
Option Plan, as amended, filed with the Artesian Resources Corporation Form 10-K for year ended December 31, 1998.

(10.2)	Lease dated as of March 1, 1972, between White Clay Realty Company and Artesian
Water Company, Inc. incorporated by reference to the exhibit filed with Artesian
Resources Corporation Registration Statement on Form 10 Filed April 30, 1990, and as
amended by Form 8 filed June 19, 1990.

(10.3)	Plan for Officers incorporated by reference to the exhibit filed with the Artesian
Resources Corporation Form 10-K for the year ended December 31, 1993.

(10.4)	Artesian Resources Corporation Incentive Stock Option Plan incorporated by reference to the exhibit filed with the Artesian Resources Corporation Annual Report on Form 10-K
for the year ended December 31, 1995.

(10.5)	Share Repurchase Agreement dated April 28, 1999, and related Promissory Note dated
May 4, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ARTESIAN RESOURCES CORPORATION

8/13/01	/s/Dian C. Taylor
Dian C. Taylor
President, CEO, and Chair of the Board
Artesian Resources Corporation and Subsidiaries

8/13/01	/s/David B. Spacht
David B. Spacht
Vice President, Chief Financial Officer, and Treasurer
Artesian Resources Corporation and Subsidiaries
Form 10Q June 2001