Form 10-Q
period 2001-09-30
ARTESIAN RESOURCES CORP
filed 2001-11-14
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-18516

ARTESIAN RESOURCES CORPORATION
--------------------------------------------------------------
(exact name of registrant as specified in its charter)
Delaware	51-0002090
------------------------------------------------------------	---------------------------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

664 Churchmans Road, Newark, Delaware 19702
------------------------------------------------------------------
Address of principal executive officers

(302) 453-6900
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

     As of September 30, 1,638,393 shares and 391,824 shares of Class A Non-Voting Common Stock and Class B Common Stock, respectively, were outstanding.

ARTESIAN RESOURCES CORPORATION
INDEX TO FORM 10-Q

Part I-Financial Information:		Page(s)

Item 1-	Financial Statements
	Consolidated Balance Sheet -
	September 30, 2001 and December 31, 2000	3-4

	Consolidated Statement of Income for
	the quarters ended September 30, 2001 and 2000	5-6

	Consolidated Statement of Income for
	the nine months ended September 30, 2001 and 2000	7-8

	Consolidated Statement of Retained Earnings
	for the nine months ended September 30, 2001 and 2000	8

	Consolidated Statement of Cash Flows for the
	nine months ended September 30, 2001 and 2000	8-10

	Notes to the Consolidated Financial Statements	11-15

Item 2-	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	16-18

Item 3-	Quantitative and Qualitative Disclosures about
	Market Risk	19

Part II-Other Information:

Item 1-	Legal Proceedings	19

Item 2-	Changes in Securities	19

Item 3-	Defaults Upon Senior Securities	19

Item 4-	Submission of Matters to a Vote of Security Holders	20

Item 5-	Other Information	20

Item 6-	Reports on Form 8-K and Exhibits	20-21

Signatures		22

Part I-Financial Information
Item I-Financial Statements

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEET
Unaudited
(In thousands)
	September 30, 2001	December 31, 2000
	-------------	------------
ASSETS
Utility plant, at original cost
less accumulated depreciation	$149,106	$134,038
Current assets
Cash and cash equivalents	726	392
Accounts receivable, net	2,655	1,967
Unbilled operating revenues	2,509	2,102
Materials and supplies-at cost
on FIFO basis	651	730
Prepaid property taxes	896	591
Prepaid expenses and other	656	620
	-----------	-----------
	8,093	6,402
Other assets	-----------	-----------
Non-utility property (less accumulated
depreciation 2001-$81; 2000-$166)	299	268
Other deferred assets	1,266	1,335
	-----------	-----------
	1,565	1,603
Regulatory assets, net	2,308	2,364
	-----------	-----------
	$161,072	$144,407
	===========	===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$2,030	$2,013
Additional paid-in capital	24,844	24,474
Retained earnings	6,875	6,070
Preferred stock	272	272
	-----------	-----------
Total stockholders' equity	34,021	32,829

Preferred stock-mandatorily redeemable,	-----------	-----------
net of current portion	200	300
Long-term debt, net of current portion	49,648	50,717
	-----------	-----------
	83,869	83,846
Current liabilities	-----------	-----------
Notes payable	16,334	2,000
Current portion of long-term debt	1,328	1,119
Current portion of mandatorily
redeemable preferred stock	100	100
Accounts payable	3,319	3,168
Overdraft payable	961	1,224
Income taxes payable	568	---
Interest accrued	313	530
Customer deposits	417	419
Other	1,030	938
	-----------	-----------
	24,370	9,498
Deferred credits and other liabilities	-----------	-----------
Net advances for construction	18,780	18,780
Postretirement benefit obligation	1,384	1,455
Deferred investment tax credits	911	934
Deferred income taxes	5,139	4,231
	-----------	-----------
	26,214	25,400
	-----------	-----------
Net contributions in aid of construction	26,619	25,663
	-----------	-----------
	$161,072	$144,407
	===========	===========
See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF INCOME
Unaudited
(In thousands, except share and per share amounts)
	For the Quarter
	Ended September 30,
	2001	2000
OPERATING REVENUES
Water sales	$8,776	$6,913
Other utility operating revenue	156	98
Non utility revenue	15	11
	---------	--------
	8,947	7,022
	--------	--------
OPERATING EXPENSES
Utility operating expenses	4,198	3,825
Related party expenses	44	45
Non-utility operating expenses	17	10
Depreciation and amortization	737	729
State and federal income taxes	940	363
Property and other taxes	462	406
	---------	--------
	6,398	5,378
	---------	--------
OPERATING INCOME	2,549	1,644
ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION	78	58
OTHER INCOME (EXPENSE), NET	5	10
	---------	--------
INCOME BEFORE INTEREST CHARGES
	2,632	1,712
	---------	--------
INTEREST CHARGES	1,175	1,076
	---------	--------
NET INCOME	1,457	636
DIVIDENDS ON PREFERRED STOCK	12	14
	---------	--------
NET INCOME APPLICABLE TO COMMON STOCK	$1,445	$622
	========	========
INCOME PER COMMON SHARE:
Basic	$0.71	$0.31
	========	========
Diluted	$0.70	$0.30
	========	========
CASH DIVIDEND PER COMMON SHARE	$0.28	$0.275
	========	========
AVERAGE COMMON SHARES OUTSTANDING
Basic	2,027,567	2,009,116
	========	========
Diluted	2,070,251	2,045,165
	========	========
See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF INCOME
Unaudited
(In thousands, except share and per share amounts)
	For the Nine Months
	Ended September 30,
	2001	2000
OPERATING REVENUES
Water sales	$23,456	$20,261
Other utility operating revenue	380	317
Non utility revenue	45	32
	---------	---------
	23,881	20,610
	---------	---------
OPERATING EXPENSES
Utility operating expenses	12,732	11,409
Related party expenses	133	135
Non-utility operating expenses	41	31
Depreciation and amortization	2,203	2,015
State and federal income taxes	1,721	1,209
Property and other taxes	1,343	1,210
	---------	---------
	18,173	16,009
	---------	---------
OPERATING INCOME	5,708	4,601
ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION	290	209
OTHER INCOME (EXPENSE), NET	29	29
	---------	---------
INCOME BEFORE INTEREST CHARGES	6,027	4,839
	---------	---------
INTEREST CHARGES	3,402	2,945
	---------	---------
NET INCOME	2,625	1,894
DIVIDENDS ON PREFERRED STOCK	39	46
	---------	---------
NET INCOME APPLICABLE TO COMMON STOCK	$2,586	$1,848
	========	=======
INCOME PER COMMON SHARE:
Basic	$1.28	$0.92
	========	=======
Diluted	$1.25	$0.90
	========	=======
CASH DIVIDEND PER COMMON SHARE	$.83	$.82
	========	=======
AVERAGE COMMON SHARES OUTSTANDING
Basic	2,022,146	2,005,345
	========	========
Diluted	2,062,991	2,043,537
	========	========

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Unaudited
(In thousands)
	For the Nine Months
	Ended September 30,
	2001	2000

Balance, beginning of period	$6,070	$5,933
Net income	2,625	1,894
	---------	--------
	8,695	7,827
Less: Dividends	1,775	1,689
Common stock-Repurchase	45	40
	---------	-------
Balance, end of period	$6,875	$6,098
	======	======
See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited
(In thousands)
	For the Nine Months
	Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$2,625	$1,894
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	2,089	1,884
Deferred income taxes, net	885	1,004
Allowance for funds used during construction	(290)	(209)
Changes in Assets and Liabilities:
Accounts receivable	(688)	1,209
Unbilled operating revenue	(407)	(92)
Materials and supplies	79	82
Accrued state and federal income taxes	568	(525)
Prepaid property taxes	(305)	(296)
Prepaid expenses and other	(36)	(303)
Other deferred assets	69	127
Regulatory assets	56	257
Postretirement benefit obligation	(71)	(63)
Accounts payable	151	(1,642)
Interest accrued	(217)	(323)
Customer deposits and other, net	90	(460)
	--------	--------
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,598	2,544
	--------	--------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC)	(17,315)	(10,155)
Proceeds from sale of assets	11	24
	---------	--------
NET CASH USED IN INVESTING ACTIVITIES	(17,304)	(10,131)
	---------	--------
CASH FLOW FROM FINANCING ACTIVITIES
Net borrowings (repayments) under line of
credit agreement	14,334	7,195
Overdraft payable	(263)	1,748
Net advances and contributions in aid of construction	1,362	1,466
Net proceeds from stock transactions	341	244
Dividends	(1,775)	(1,689)
Repayment of long-term debt	(833)	(834)
Principal payments under capital lease obligations	(26)	(21)
Retirement of preferred stock	(100)	(100)
	--------	--------
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,040	8,009
	---------	--------
NET INCREASE IN CASH AND CASH EQUIVALENTS	334	422
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	392	122
	---------	--------
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$726	$544
	========	========
Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,555	$3,201
	========	========
Income taxes paid	$157	$750
	========	========
See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-GENERAL

       The unaudited consolidated financial statements of Artesian Resources Corporation and its wholly-owned subsidiaries (the Company or Artesian Resources), including its principal operating company, Artesian Water Company, Inc. (Artesian Water), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures prescribed by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K. The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards. However, in the opinion of management such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position and results of operations. The results of operations for the interim periods may not be indicative of the results that may be expected for the entire year.

NOTE 2-REGULATORY ASSETS

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

	September 30, 2001	December 31, 2000
	Unaudited
	(in thousands)
Postretirement benefit obligation	$1,384	$1,455
Deferred income taxes recoverable
in future rates	661	665
Expense of rate proceedings	263	244
	---------	---------
	$2,308	$2,364
	=========	=========

NOTE 3-DEBT

       On May 4, 1999, Artesian repurchased 126,353 shares of Class B Common Stock and 24,165 shares of Class A Non-Voting Common Stock from Ellis D. and Helena C. Taylor in exchange for a promissory note (the "Note") in the principal amount of $4,450,000 representing the purchase price of the stock, with a discounted present value of $4,307,000. The Note is payable quarterly, on a calendar basis, over a four year period and in sixteen equal principal installments of $278,125 commencing on June 30, 1999. The outstanding balance on the Note bears interest in an amount computed based on the quarterly dividend the Taylors would have received on the Stock transferred to Artesian but not yet paid for by Artesian. In addition, the principal installment is adjusted on a quarterly basis to reflect increases in the book value per common share of the Company as reported in its most recent quarterly financial statement distributed to stockholders prior to the quarterly payment. Such amounts, if any, represent contingent purchase price of the stock and will be charged to retained earnings. At September 30, 2001, Artesian had $1,668,750 outstanding under this promissory note.

       On December 29, 2000, Artesian Water issued a $20.0 million, 8.17%, twenty year Series O First Mortgage Bond to redeem the Series K $7.0 million First Mortgage Bond and to pay down the lines of credit. On December 29, 2020 the Series O First Mortgage Bond matures.

      On January 31, 2001, Artesian Water Company, Inc. entered into a financing agreement with the Delaware Department of Health and Social Services to borrow funds totaling not more than $4,307,144 from the State's Revolving Loan Fund under an unsecured General Obligation Note. The note bears interest of 4.48%, and is payable ratably over twenty years. The effective rate of the loan, including expenses related to the closing, is 4.57%. The Company intends to use the proceeds of this revolving loan to repay outstanding short-term debt. As such, the Company has reclassified $4,307,144 from notes payable to long-term debt on the balance sheet for the period ending December 31, 2000. The proceeds were received on August 16, 2001.

NOTE 4-NON-UTILITY OPERATING EXPENSES

     Artesian Wastewater Management, Inc. (Artesian Wastewater) is an additional non-regulated subsidiary of Artesian Resources, which provides wastewater treatment services in Delaware. On March 12, 1997, Artesian Wastewater became a one-third owner in AquaStructure Delaware, L.L.C., which markets proposals to design, construct and operate wastewater treatment facilities. Artesian Wastewater operates a small wastewater treatment spray irrigation facility owned by a municipality in Southern New Castle County Delaware. Artesian Wastewater is paid a lump sum fee to maintain operations at the facility

NOTE 5-RELATED PARTY TRANSACTIONS

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

       Expenses associated with related party transactions are as follows:

	For the Quarter		For the Nine Months
	Unaudited
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
	(in thousands)		(in thousands)
White Clay Realty	$44	$45	$133	$135

NOTE 6-NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

       Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and potentially dilutive effect of employee stock options. The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Quarter		For the NineMonths
	Unaudited
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
	(in thousands)		(in thousands)
Average common shares outstanding during
the period for Basic computation	2,028	2,009	2,022	2,005
Dilutive effect of employee stock options	42	36	41	39
	--------	--------	-------	-------
Average common shares outstanding during
the period for Diluted computation	2,070	2,045	2,063	2,044
	=====	=====	=====	=====

       Equity per common share was $16.63 and $16.18 at September 30, 2001 and 2000, respectively. These amounts were computed by dividing common stockholders' equity, excluding preferred stock, by the number of shares of common stock outstanding on September 30, 2001 and 2000, respectively.

NOTE 7-IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

          The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized as they were prior to the adoption of Statement 142.

          Management is in the process of evaluating the impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements.

          In August 2001, the FASB issued statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement No. 143 requires recognition of a liability at fair value and an increase to the carrying value of the related asset for any retirement obligation. This amount would then be amortized over the life of the asset. The liability would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows. This statement is effective June 2003.

          Our adoption of this statement will not have a material impact on our financial condition or results of operations.

          In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 incorporated the disposal of a business segment into the framework of Statement No. 121. Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The statement also excludes goodwill that was included in Statement No. 121 scope and provided refinement to cash flow estimations for defining any applicable impairment. This Statement is effective January 1, 2002.

          Our adoption of this statement will not have a material impact on our financial condition or results of operations.

NOTE 8-RATE PROCEEDINGS

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

ITEM 2

ARTESIAN RESOURCES CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED
SEPTEMBER 30, 2001

RESULTS OF OPERATIONS

Overview

       Artesian Water, our principal subsidiary, is the oldest and largest regulated public water utility in the State of Delaware and has been providing water within the state since 1905. We distribute and sell water to residential, commercial, industrial, governmental, municipal and utility customers throughout Delaware. As of September 30, 2001, we had approximately 66,000 metered customers and served a population of approximately 214,000, representing approximately 28% of Delaware's total population. We believe that we have a reputation for providing water and service of superior quality to our customers.

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

       Artesian Water has regularly invested in security measures to enhance the safety of its water supply and system. In light of the terrorist attacks on September 11, 2001, however, we have increased security measures at various facilities or accelerated the rate at which we are investing in new security measures. Artesian Water communicates with federal, state and local authorities and industry trade associations in order to obtain current information on possible threats and security measures for water utility operations. The cost of the increased security measures is expected to be fully recoverable in water rates and is not expected to a have a material impact on our results from operations or financial condition.

Operating Revenues

        We realized 98.1% and 98.2% of our total revenue in the quarter ended September 2001 and the first nine months of 2001 from the sale of water. Water sales revenue increased $1,863,000, or 26.9% and $3,195,000, or 15.8%, for the quarter ended September 30, 2001 and the nine months ended September 30, 2001 compared to the quarter ended September 30, 2000 and the first nine months of 2001. The increase for both periods was primarily due to a growth in the number of customers served, a return to normal weather, and implementation of rates related to the rate proceeding completed July 2001.

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

     Other utility operating revenues have increase $58,000 and $63,000 for the quarter and nine months ended September 30, 2001, over respective periods in 2000 due to an increase in antenna rental income and an expansion into providing contract operation services.

Operating Expenses

     Operating and maintenance expenses increased $379,000 for the quarter ended September 30, 2001, and $1,331,000 for the nine months ended September 30, 2001, over the comparable periods ended September 30, 2000. An increase of $245,000 for the quarter, and $660,000 for the nine months ended September 30, 2001, in payroll and benefits, due to additional positions and wage increases, contributed to the increase in operating and maintenance expenses. In addition, purchased water expense increased due to the timing of water purchases under minimum contract arrangements. We expect to purchase less water during the last three months of 2001 as compared to the same period a year ago. We target annual purchases of water to approximate the minimum contractual obligations.

     Depreciation and amortization expense increased $8,000, or 1.1% for the quarter ended September 30, 2001 and $188,000, or 9.3%, for the nine months ended September 30, 2001, compared to the comparable period of 2000, due to capital additions. Income tax expense increased $577,000, or 159.0%, and $512,000, or 42.3%, for the quarter and the nine months ended September 30, 2001, as a result of increased profitability.

Interest Charges

     Interest charges increased $99,000, or 9.2%, for the quarter ended September 30, 2001, and $457,000, or 15.5%, for the first nine months of 2001, compared to the quarter ended September 2000 and the first nine months of 2000 due to interest related to the issuance of the $20 million, 8.17% series O bond, which included the refinancing of the $7 million 10.17%, series K bond.

Net Income

     For the quarter and the nine months ended September 30, 2001, Artesian Resources recorded earnings of $1,445,000, and $2,586,000, which represents a $823,000, or 132.3%, increase and a $738,000, or 39.9%, increase, respectively, as compared to earnings of $622,000 for the quarter ended September 2000 and $1,848,000 for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of liquidity for the first nine months of 2001 were $14.3 million provided by borrowings on our line of credit and $4.6 million provided by cash flow from operating activities.

     We rely on our sources of liquidity for investments in our utility plant and systems and to meet our various payment obligations. We currently estimate that our aggregate investments in our utility plant and systems for the remainder of 2001 will be approximately $5.6 million. These obligations and our investments in utility plant will be financed with cash flow from our operating activities and short-term borrowings under our revolving credit agreements. Our total obligations related to dividend and sinking fund payments on preferred stock, interest payments on indebtedness, rental payments and water service interconnection agreements for the remainder of 2001 are anticipated to be approximately $1.8 million.

     Developer advances and contributions in aid of construction are used for the installation of mains and hydrants in new developments. We anticipate that an additional $1.2 million of capital expenditures will be financed by developers during the remainder of 2001.

     At September 30, 2001, we had a working capital deficit of $16.3 million mainly due to borrowings on our lines of credit incurred to finance investment in utility plant.

     At September 30, 2001, Artesian Water had lines of credit with three separate financial institutions totaling $35.0 million to meet its temporary cash requirements. These revolving credit facilities are unsecured. As of September 30, 2001, we had $18.7 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate plus 1.0% or, at our discretion, the bank's federal funds rate plus 1.0%. All the facilities are reviewed annually by each bank for renewal.

     We expect that our available cash balances, together with projected cash generated from operations and the available bank credit line, will be sufficient to fund our activities for at least the next 24 months.

CAUTIONARY STATEMENT

     Statements in this Quarterly Report on Form 10-Q which express our "belief", "anticipation" or "expectation", as well as other statements which are not historical fact (e.g. statements under "Results of Operations" and "Liquidity and Capital Resources" regarding anticipated expenditures for the remainder of this year), are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors, such as developments in future rate proceedings, competitive market pressures, material changes in demand from larger customers, changes in weather, availability of labor, changes in government policies, the possible effects of potential acquisitions by Artesian Water of assets or other companies, the potential need to make unplanned investments in additional security measures if warranted by terrorist activities or threatened terrorist activities and changes in economic conditions, could cause results to differ materially from those in the forward-looking statements.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

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

ITEM 2-CHANGES IN SECURITIES

       Not applicable.

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

       Not applicable.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 2, 2001 Mr. Norman H. Taylor Jr. was elected by the holders of our Class B Common Stock (which is not publicly traded), as director for a term expiring at the third succeeding annual meeting from May 2, 2001. Mr. Norman H. Taylor, Jr. fills the director position vacated by William H. Taylor II. Mr. William Wyer was re-elected as a director by the Class B Common Stockholders on the same date.

ITEM 5-OTHER INFORMATION

       On September 17, 2001, the Company announced that is was negotiating with Middlesex Water Company ("Middlesex") to acquire Middlesex's Delaware subsidiary, Tidewater Utilities, Inc. ("Tidewater"). Following an extensive period of due diligence and discussions, the Company has discontinued these negotiations. The Company has recorded approximately $240,000 in acquisition cost that it expects to expense in the fourth quarter of 2001.

ITEM 6-REPORTS ON FORM 8-K

        A current report on Form 8K was filed on September 17, 2001 reporting under Item 5 that the Company is in negotiations with Middlesex Water Company regarding the sale of Middlesex's Delaware subsidiary, Tidewater Utilities, Inc., to Artesian.

        A current report on Form 8K was filed on October 29, 2001 reporting under Item 5, on earnings for the third quarter.

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

ARETESIAN RESOURCES CORPORATION

11/14/01	Dian C. Taylor /s/
Dian C. Taylor
President, CEO, and Chair of the Board
Artesian Resources Corporation and Subsidiaries

11/14/01	David B. Spacht /s/
David B. Spacht
Vice President, Chief Financial Officer, and Treasurer
Artesian Resources Corporation and Subsidiaries
Form 10Q September 2001