Form 10-K
period 2001-12-31
ARTESIAN RESOURCES CORP
filed 2002-03-26
CIK 863110

3: k1001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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
Address of principal executive offices

(302) 453-6900
-----------------------------------------------------------
Registrant's telephone number, including area code

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
_	Yes	X	No

          The aggregate market value of the non-voting and voting stock held by non-affiliates of the registrant at March 1, 2002 was $46,447,073 and $3,803,280, respectively.

          As of March 1, 2002, 1,663,262 shares and 391,824 shares of Class A Non-Voting Common Stock and Class B Common Stock, respectively, were outstanding.

PART I

Item 1.-Business.

          Artesian Resources Corporation ("Artesian Resources" the "Company") operates as the parent holding company of Artesian Water Company, Inc. ("Artesian Water") our principal subsidiary, Artesian Water Pennsylvania, Inc. and two non-regulated subsidiaries. Artesian Water Company was organized in 1927 as the successor to the Richardson Park Water Company, founded in 1905. In 1984, the name of Artesian Water Company was changed to Artesian Resources Corporation and the utility assets were contributed to the newly formed subsidiary, Artesian Water. In this Annual Report on Form 10-K, we frequently use the terms "we," "our" and the "Company" to refer to Artesian Resources and its subsidiaries, including Artesian Water.

          We distribute and sell water to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware. As of December 31, 2001, we had 66,173 metered customers and served a population of approximately 220,000 (including contract services), representing approximately 27% of Delaware's total population. We also provide water for public and private fire protection to customers in our service territories. Our gross water sales revenue for 2001 was approximately $31 million, and our percentages of gross water sales revenue by major customer classifications were 60% for residential, 32% for commercial, industrial, governmental, municipal and utility, and 8% for fire protection and other. These percentages have remained fairly constant for the past three years. We are currently seeking and anticipate the recognition of Artesian Water Pennsylvania Inc. as a regulated public water utility by the Pennsylvania Public Utility Commission.

          Our current market area is the State of Delaware, which had a population of approximately 801,000 at December 31, 2001. According to the US Census Bureau, Delaware's population has increased 17.6% over the last 10 years, the 14th largest percentage increase among the states. Although New Castle is the most populous of Delaware's three counties, Sussex County, in southern Delaware, has experienced the most significant growth with a population increase of approximately 38.3% over the last ten years. The largest project we are currently undertaking with continued investment in 2002 is the Bayville Iron Removal Facilities project in Sussex County, Delaware, with a total cost of $2.68 million. Substantial portions of Delaware, particularly outside of New Castle County, are not served by a public water system and represent potential opportunities for Artesian Water to obtain new exclusive franchised service areas for Artesian Water. We continue to focus resources on developing and serving existing service territories and obtaining new territories throughout the state.

          In Delaware, a Certificate of Public Convenience and Necessity ("CPCN") grants a water company the exclusive right to serve all existing and new customers within a designated area. Effective July 1, 2001, the authority to issue CPCNs was transferred to the Delaware Public Service Commission ("PSC") from the Delaware Department of Natural Resources and Environmental Control ("DNREC"). In this Annual Report on Form 10-K, we refer to these Certificates as "CPCNs" or "franchises." We hold CPCNs for approximately 140 square miles of exclusive service territory, which is segmented into a number of service areas. Our largest connected regional water system, consisting of approximately 98.6 square miles and 62,500 customers, is located in northern Delaware. A significant portion of our exclusive service territory remains undeveloped, and if and when development occurs and there is population growth in these areas, we will increase our customer base by providing water service to the newly developed areas and new customers. The total number of customers we serve has grown at an average annual rate of approximately 2.8% for the last ten years. Within our existing service territory, we hold CPCNs for nearly 5,000 acres zoned for industrial and manufacturing development.

          Since 1993, we have been significantly expanding our service territory by acquiring new exclusive service areas in Delaware through grants of CPCNs. This expansion, which has occurred in southern New Castle, Kent and Sussex Counties, has increased our exclusive service area in Delaware by approximately 27% since 1993. The pursuit of new service territory in the State of Delaware by water companies is competitive.

          We have identified sufficient sources of groundwater supply to serve our expanding customer base for the foreseeable future. Our self-supply has increased from 63% of our total water supply in 1992 to approximately 82% in 2001. Since 1992, we have increased our sources of groundwater supply from our own wells by 50%, or nearly nine million gallons per day, and plan to continue development of new sources of groundwater supplies previously identified.

          Our primary sources of water are our wells that pump groundwater from aquifers and other formations. To supplement our groundwater supply, we purchase surface water through interconnections only in the northern service area of our New Castle County system. The purchased surface water is blended with our groundwater supply for distribution to our customers. Nearly 82% of the overall 7.3 billion gallons of water we distributed in all our systems during 2001 came from our groundwater wells, while the remaining 18% came from interconnections with other utilities and municipalities. During 2001, our average rate of water pumped was approximately 16.4 million gallons per day ("mgd") from our groundwater wells and approximately 3.6 mgd was supplied from interconnections. Our peak water supply capacity currently is approximately 43.0 mgd. Our peak water demand in 2001 was approximately 27.9 mgd. We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

          We have 87 operating and 54 monitoring wells in our systems. Our northern New Castle County system is interconnected. In the remainder of the state, we have several satellite systems that have not yet been connected by transmission and distribution facilities. We intend to join these systems into larger integrated regional systems through the construction of a transmission and distribution network as development continues and our expansion efforts provide us with contiguous exclusive service territories.

          We have 14 interconnections with four neighboring water utilities and four municipalities that provide us with the ability to purchase or sell water. Interconnection agreements with the Chester Water Authority and the City of Wilmington have "take or pay" clauses requiring us to take, as of December 31, 2001, minimum draws totaling 1.3 billion gallons annually. We presently use the minimum draws under these agreements. The Chester Water Authority agreement, which expires in 2021, provides for a renewal period of an additional 25 years at our option, subject to the approval of the Susquehanna River Basin Commission. We decided not to renew one interconnection agreement with the City of Wilmington, which reduced our overall take or pay requirement by 100 million gallons annually. Our remaining take or pay agreement with that municipality was renewed in December 2001 for a period of five years. All of the interconnections provide Artesian Water the ability to sell water to neighboring water utilities or municipalities.

          Under state laws and regulations, we are required to file applications with the DNREC for water allocation permits for each of our production wells pumping quantities of water above certain levels. Presently, we have permits for 73 wells, permit applications pending for 2 wells and 12 wells not requiring a permit. Our access to aquifers within our service territory is not exclusive. Water allocation permits control the amount of water which can be drawn from water resources and are granted with specific restrictions on water level draw down limits, annual, monthly and daily pumpage limits, and well field allocation pumpage limits. Our ability to supply the demands of our customers has not been affected by private usage of the aquifers by landowners or the limits imposed by the state. Because of the extensive regulatory requirements relating to the withdrawal of any significant amounts of water from the aquifers, we believe that third party usage of the aquifers within our service territory will not interfere with our ability to meet the present and future demands of our customers.

          At the end of 2001, we were serving customers through 888 miles of transmission and distribution mains. Mains range in diameter from two inches to twenty-four inches, and most of the mains are made of ductile iron, cast iron or transite pipe. Ductile iron is more durable than plastic and we install ductile iron pipes wherever possible. We are installing a more durable type of plastic pipe only near ocean front property in southern Delaware where corrosive conditions of the surrounding ground affect the longevity of ductile iron pipe. We also supply public fire protection service through 3,611 hydrants installed throughout our service territories.

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

          We derive about 90% of our self-supplied groundwater from wells located in the Atlantic Coastal Plain. The remaining 10% comes from wells in the Piedmont Province. We use a variety of treatment methods, including aeration, pH adjustment, chlorination, fluoridation and iron removal, to meet federal, state and local water quality standards. Additionally, a corrosion inhibitor is added to all of our self-supplied groundwater and most of the supply from interconnections. We have 38 different water treatment facilities. All water supplies that we purchase from neighboring utilities are potable. We believe the costs of treating groundwater are significantly lower than those of treating surface water.

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

          The Public Service Commission approved an increase in rates, Docket 00-647, for water service on June 19, 2001, to allow the Company to earn an increase in annual revenues of about $3.7 million (13.05%). Rates became effective July 1, 2001. We currently derive our water service revenues from water consumption upon which base rates are applied, which were last increased as of July 1, 2001. This increase also authorized a return on equity of 10.50% and an overall rate of return of 8.99%.

          A public water utility operating in Delaware must obtain a CPCN for a service territory to begin or expand its operations, which is granted by the PSC. Currently the PSC grants a CPCN under circumstances where there has been a determination that the water in the proposed service area does not meet the regulations governing drinking water standards of the State Board of Health for human consumption, where the supply is insufficient to meet the projected demand, or where the applicant is in possession of one of the following: (i) a signed service agreement with the developer of a proposed subdivision or development, which subdivision or development has been duly approved by the respective county government; (ii) a petition requesting such service signed by a majority of the landowners of the proposed territory to be served; or (iii) a duly certified copy of a resolution from the governing body of a county or municipality requesting the applicant to provide service to the proposed territory to be served. CPCNs are not transferable, and a water utility must obtain the approval of the PSC to abandon a service territory once granted.

          The United States Environmental Protection Agency (the "EPA"), DNREC, Delaware Division of Public Health ("DPH"), the Pennsylvania Public Utility Commission and the Wilmington City Council regulate the water quality of our treatment and distribution systems. We believe that we are in material compliance with all current federal, state and local water quality standards, including regulations under the federal Safe Drinking Water Act. Chester Water Authority, which supplies water to Artesian Water through interconnections in northern New Castle County, is regulated by the Pennsylvania Department of Environmental Protection as well as the EPA.

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

          Delaware enacted legislation in 1998 requiring water utilities to meet secondary water quality standards that include limitations on iron content, odor and other water quality-related issues that are not proven health risks but may be objectionable for consumption. We believe our current treatment systems and facilities meet or exceed these secondary standards.

          As a normal by-product of iron removal, our treatment facility at Old County Road in New Castle County and our treatment facility in South Bethany in Sussex County generate iron removed from untreated groundwater plus residue from chemicals used in the treatment process. We have contracted with a licensed third party vendor to dispose of the solids produced at these facilities. Our other iron removal facilities rely on disposal through county-approved wastewater facilities. Management believes that compliance with existing federal, state or local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has no material effect upon the business and affairs of Artesian Resources.

          On December 19, 1996, Artesian Wastewater Management, Inc. ("Artesian Wastewater") was created as a non-regulated subsidiary of Artesian Resources. Artesian Wastewater provides wastewater treatment services in Delaware. In 1999, Artesian Wastewater began operating a wastewater facility for the town of Middletown in southern New Castle County. This subsidiary did not engage in any business activity in 1998 or 1997. On March 12, 1997, Artesian Wastewater became a one-third participant, along with heavy-construction contractor George and Lynch and engineering firm Woodward-Clyde International-Americas (a subsidiary of URS Greiner), in a limited liability company called AquaStructure Delaware, L.L.C. ("AquaStructure"), which is developing and marketing various proposals to provide wastewater treatment services. In the first quarter of 2001, D. Preston Lee, Jr. P. E., Inc. replaced Woodward-Clyde International-Americas as a member of the L.L.C. In 2001, AquaStructure initiated design and construction of a 2.5 million gallon per day spring irrigation wastewater treatment facility for Middletown, Delaware. Upon completion in mid-2002, Artesian Wastewater will operate the plant under contract for a twenty-year term.

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

          The Company has no collective bargaining agreements with any of its employees, and its work force is not union organized or union represented. As of December 31, 2001, we employed 170 full-time and six part-time employees, all of whom were non-unionized. Of this number, 19 were officers and managers; 105 were employed as operations personnel, including engineers, technicians, draftsman, maintenance and repair persons, meter readers and utility personnel; and 45 were employed in the accounting, budgeting, information systems, human resources, customer relations, public relations and conservation departments. The remaining seven employees were administrative personnel. We believe that our employee relations are good.

Item 2.-Properties.

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

          The Artesian Resources Company and the Artesian Development Company, Inc. ("ADC") (a wholly-owned subsidiary of the Artesian Resources Corporation), own various parcels of land in New Castle County, Delaware. The Artesian Water Company owns land, transmission and distribution mains, pump facilities, treatment plants, storage tanks and related facilities within New Castle, Kent and Sussex Counties, Delaware. In the aggregate we own rights-of-way and easements, totaling approximately 694 acres. Substantially all of Artesian Water's utility plant, except utility plant within the town of Townsend, Delaware, is pledged as security for First Mortgage Securities.

          Of the 694 acres we own, 52 acres of land will be the site of a future well field and iron removal facility in northern New Castle County. ADC owns approximately 12 acres zoned for office buildings located immediately adjacent to our corporate headquarters. ADC has no present plans to purchase new land or develop the acreage it owns.

          All of Artesian Water's existing facilities adequately meet current necessary production capacities and current levels of utilization.

Item 3.-Legal Proceedings.

          On December 5, 2000, Artesian Water filed a petition with the PSC for an increase in rates. A settlement agreement was approved on June 19, 2001, for a revenue increase of 13.05%, or $3.7 million.

          There are no other material legal proceedings pending at this date.

Item 4.-Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.-Market for Company's Common Equity and Related Stockholder Matters.

          Artesian Resources' Class A Non-Voting Common Stock ("Class A Stock") is listed on the Nasdaq National Market and trades under the symbol "ARTNA." On March 1, 2002 there were 747 holders of record of the Class A Stock. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Class A Stock on the Nasdaq National Market and the cash dividends declared per share:

CLASS A NON-VOTING COMMON STOCK

		High	Low	Dividend Per Share
2000
	First Quarter	$31.50	$21.00	$0.270
	Second Quarter	26.00	22.00	0.275
	Third Quarter	25.00	22.00	0.275
	Fourth Quarter	26.50	21.77	0.275

2001
	First Quarter	$26.75	$23.25	$0.275
	Second Quarter	26.98	23.55	0.275
	Third Quarter	28.50	24.55	0.280
	Fourth Quarter	30.94	26.25	0.280

2002
	First Quarter (through March 1, 2002)	$31.50	$28.60	$0.290

          The closing sale prices shown above reflect prices between dealers and do not include retail markups or markdowns or commissions and may not necessarily represent actual transactions.

          Our Class B Voting Stock ("Class B Stock") is quoted on the OTC Bulletin Board under the symbol "ARTNB." There has been a limited and sporadic public trading market for the Class B Voting Common Stock. As of February 26, 2002, the last reported trade of the Class B Voting Common Stock on the OTC Bulletin Board was at a price of $30.00 per share on January 10, 2002. As of February 27, 2002, we had 229 holders of record of the Class B Voting Common Stock.

WHERE YOU CAN FIND MORE INFORMATION

          We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any of the reports and other information we file at the SEC's public reference facilities located in Washington at Judiciary Plaza, Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549 and in Chicago at Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. You may call the SEC at 1-800-SEC-0330 for further information about the public reference rooms. Copies of such material can also be obtained from the Public Reference Room of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates. Our SEC filings are also available to the public over the Internet at the SEC's web site which is located at the following address: http://www.sec.gov.

          You may request a free copy of our Annual Report on Form 10-K for the year ended December 31, 2001, other than exhibits, by writing or telephoning us at: Artesian Resources Corporation, 664 Churchmans Road, Newark, Delaware 19702, Attention: Joseph A. DiNunzio, Senior Vice President and Secretary, Telephone
(302) 453-6900.

Item 6.-Selected Financial Data.
SUMMARY OF FIVE YEARS OF OPERATIONS
(In thousands, except per share and operating data)
	FOR THE YEAR ENDED DECEMBER 31,
	2001	2000	1999	1998	1997
STATEMENT OF OPERATIONS DATA
Operating revenues
Water sales	$31,362	$27,090	$26,310	$25,096	$22,003
Other revenue	625	461	467	370	337
Total operating revenues	$31,987	$27,551	$26,777	$25,466	$22,340

Operating expenses
Operating and maintenance	17,619	15,399	14,690	14,273	12,775
Depreciation and amortization	3,001	2,706	2,417	2,183	2,441
State and federal income taxes	2,184	1,619	1,960	1,808	1,278
Property and other taxes	1,782	1,616	1,620	1,535	1,439
Total operating expenses	$24,586	$21,340	$20,687	$19,799	$17,933

Operating income	7,401	6,211	6,090	5,667	4,407
Other income, net	457	295	188	215	158
Total income before interest charges	$7,858	$6,506	$6,278	$5,882	$4,565

Interest charges	4,537	4,055	3,298	3,162	2,580

Net income	3,321	2,451	2,980	2,720	1,985
Dividends on preferred stock	51	61	71	82	93
Net income applicable to common stock	$3,270	$2,390	$2,909	$2,638	$1,892

Net income per share of common stock:
Basic	$1.61	$1.19	$1.48	$1.47	$1.07
Diluted	$1.58	$1.17	$1.46	$1.45	$1.07

Avg. shares of common stock outstanding
Basic	2,026	2,007	1,961	1,796	1,762
Diluted	2,072	2,044	1,996	1,816	1,775
Cash dividends per share of common stock	$1.11	$1.10	$1.06	$0.97	$0.92

	AS OF OR FOR THE YEAR ENDED DECEMBER 31,
BALANCE SHEET DATA	2001	2000	1999	1998	1997
Utility plant, at original cost
less accumulated depreciation	$152,356	$134,038	$122,481	$109,780	$97,694
Total assets	$163,534	$144,407	$132,482	$119,376	$107,867
Notes payable	$16,118	$2,000	$7,617	$7,704	$1,164
Long-term obligations and
redeemable preferred stock,
including current portions	$50,998	$52,236	$36,165	$32,696	$32,861
Stockholders' equity	$34,445	$32,829	$32,356	$27,933	$26,587
Total capitalization	$84,015	$83,846	$67,285	$60,486	$59,290

OPERATING DATA
Average water sales per customer	$474	$417	$420	$419	$376
Water pumped (millions of gallons)	7,321	6,886	6,758	6,739	6,637
Number of metered customers	66,173	64,902	62,621	60,688	59,218
Miles of water main	888	872	842	820	797

Item 7.-Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Information

          Artesian Resources Corporation (Artesian Resources) is a non-operating holding company, whose income is derived from the earnings of our four wholly owned subsidiary companies and our one-third interest in AquaStructure, a Limited Liability Corporation whose primary activity is marketing wastewater services. Artesian Water Company, Inc. (Artesian Water), our principal subsidiary, is the oldest and largest public water utility in the State of Delaware and has been providing water service within the state since 1905. We distribute and sell water to residential, commercial, industrial, governmental, municipal and utility customers throughout Delaware. In addition, we provide services to other water utilities, including operations and billing functions. We also have contract operation agreements with six private and municipal water providers. In 2001, approximately 99.6% of our earnings are attributable to Artesian Water's service to customers, with the remaining 0.4% related to the other subsidiaries.

          Our other water utility subsidiary, Artesian Water Pennsylvania, Inc., is currently seeking recognition, in the form of an application for a Certificate of Convenience and Necessity, from the Pennsylvania Public Utility Commission as a regulated utility and was not active in 2001. We do expect to begin operations in Pennsylvania in 2002, providing water service to a residential community, consisting of 41 homes, in Chester County.

          Our other subsidiaries, neither of which is regulated, include Artesian Wastewater Management, Inc., which provides wastewater services in Delaware, and Artesian Development Corporation, whose sole activity has been ownership of an eleven-acre parcel of land.

Strategic Direction

          Our profitability is primarily attributable to the sale of water by Artesian Water, the amount of which is dependent on seasonal fluctuations in weather, particularly during the summer months when water demand may vary with rainfall and temperature.

          Ensuring our customers have a dependable supply of safe, high-quality water has been, and will continue to be, a high priority. We expect to make investments in 2002 that will increase our sources of water by approximately two million gallons per day and enhance our ability to deliver supply from our Aquifer Storage and Recovery Program. We are the first and only water utility in Delaware to utilize this technology that capitalizes on Delaware's unique geology to provide storage capacity for water to be used during periods of peak water demand.

          While customer growth in our utility subsidiary will continue to be a major focus in 2002, we are aggressively seeking opportunities, which produce non-weather-affected revenue streams. These opportunities include our wastewater management subsidiary's operation of a new 2.5 million gallon per day spray irrigation wastewater treatment facility for the town of Middletown, Delaware, which we expect to begin in the third quarter of 2002. In addition, we will continue to focus attention on expanding our contract operations opportunities with municipalities and private water providers in Delaware and surrounding areas.

Regulatory Matters and Inflation

          As of December 31, 2001, we had approximately 66,000-metered customers and serviced a population of approximately 220,000, representing approximately 27% of Delaware's total population. The Delaware Public Service Commission ("PSC") regulates Artesian Water's rates charged for water service, the sale and issuance of our securities and other matters. We periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business. Increases in customers served by Artesian Water also contribute to increases in our operating revenues. Our business is also subject to seasonal fluctuations and the effects of weather.

          We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability. The cumulative effect of inflation results in significantly higher facility costs, compared to investments made 20 to 40 years ago, which must be recovered from future cash flows. In 2001, Delaware passed a statute permitting water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge (DSIC). This charge is available to water utilities to be implemented between general rate increase applications, which normally recognize changes in a water utility's overall financial position, and significantly reduces expenses associated with general rate increase requests. The first effective date for the implementation of DSIC was January 1, 2002. We requested on November 30, 2001, and subsequently implemented, a 0.53% overall surcharge for bills rendered subsequent to January 1, 2002.

Significant Accounting Policies

          We record water service revenue, including amounts billed to customers on a cycle basis and unbilled amounts, based upon estimated usage from the date of the last meter reading to the end of the accounting period. These estimates are made on an individual customer basis, based on the previous year's consumption in the same period, and are adjusted to reflect current changes in water demand on a system wide basis. While actual usage for individual customers may differ materially from the estimate, we believe the overall total estimate of consumption and revenue for the fiscal period will not differ materially from actual billed consumption, as the overall estimate has been adjusted to reflect any change in overall demand on the system for the period.

          Our regulated water utility records deferred regulatory assets under Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," which are expenses that may be recovered over various lengths of time as prescribed by the PSC. As the utility incurs certain expenses, such as expenses related to rate case applications, a deferred regulatory asset is created. Adjustments to these deferred regulatory assets are made when the PSC determines whether the expense is recoverable in rates, the length of time over which an expense is recoverable, or, because of changes in circumstances, whether a remaining balance of deferred expense is no longer recoverable in rates charged to customers. Adjustments to reflect changes in recoverability of certain deferred regulatory assets may have a material affect on our financial results.

Results of Operations

2001 Compared to 2000

Operating Revenues

          Revenues totaled $32.0 million in 2001 and were 16.1% above revenues in 2000 of $27.6 million, reflecting an increase in water sales of 15.8% due to customer growth and rate increases approved by the PSC in 2001. We realized 98.0% of our total revenue in 2001 from the sale of water.

          We filed an application with the PSC on December 5, 2000, to increase rates for water service for all of Artesian Water's customers. A temporary rate increase, calculated to increase annualized revenues $2.5 million, was approved by the PSC and placed into effect on February 3, 2001. In Delaware, utilities are permitted to place rates into effect on a temporary basis pending completion of a rate increase proceeding. If such rates are found to be in excess of rates the PSC finds to be appropriate, the utility must refund the portion found in excess to customers with interest. We received final approval, in PSC Docket 00-647 on June 19, 2001, to increase rates up to a total annualized increase in revenues of $3.7 million, or $1.2 million more than permitted under temporary rates. The approval was the result of a stipulated settlement reached by the PSC Staff and Division of Public Advocate. The increase in revenues for the various customer classes will not consistently match changes in consumption levels for the class primarily due to our use of a multiple rate block structure. This structure charges different rates for different levels of consumption. In addition, rate increases are distributed among the rate blocks and service charges through a cost of service analysis and may not reflect, on an individual class or charge basis, the overall increase in rates approved by the PSC.

Percentage of Revenues by Customer Class
	2001	2000	1999
Residential	60.28%	59.64%	60.50%
Commercial	24.80%	25.67%	24.71%
Industrial	1.25%	0.75%	0.68%
Government and Other	11.71%	12.27%	12.36%
Other water revenues	1.60%	1.51%	1.60%
Non-utility operating revenues	0.36%	0.16%	0.15%
Total	100.00%	100.00%	100.00%

Residential

          Residential water service revenues in 2001 amounted to $19.3 million, an increase of 17.4% over the $16.4 million recorded in 2000. The increase in 2001 follows an increase of 1.4% in 2000. The volume of water sold to residential customers, however, decreased marginally from 3,817 million gallons in 2000 to 3,809 million gallons in 2001. The number of residential customers served increased 2.0% in 2001.

Commercial

          Revenues from commercial customers in 2001 increased by 12.1% to $7.9 million, from $7.1 million in 2000. The volume of water sold to commercial customers increased by 16.9% from 2,039 million gallons in 2000 to 2,384 million gallons in 2001. The number of commercial customers served increased 1.1% in 2001.

Industrial

          Revenues from industrial customers in 2001 increased by 93.9% to $400,000, from $207,000 in 2000. The volume of water sold to industrial customers increased 108.9% from 79 million gallons in 2000 to 165 million gallons in 2001 primarily as a result of the addition of one new customer.

Government and Other

          Government and other revenues in 2001 increased by 10.9% to $3.7 million, from $3.4 million in 2000. Revenues derived from state, federal and local governmental agencies totaled $700,000 in 2001, exceeding 2000 revenue by 41.8%. The remaining revenue increase was derived from the sale of water to neighboring utilities, public fire protection service, pools and other temporary and seasonal customers.

Other Utility Operating Revenue

          Other utility operating revenue, derived from contract operations, antenna leases on water tanks and finance charges increased 21.8% in 2001 to $509,000, from $418,000 in 2000. The increase is primarily a result of a 28.3% increase in revenues for antenna leases and the addition of contract operation agreements.

Operating Expenses

          Operating expenses, excluding depreciation and taxes, increased approximately $2.2 million, or 14.4%, to $17.6 million in 2001. The increase in operating expenses resulted primarily from an increase in payroll and related expense of $1.2 million, or 15.7%, due to the addition of new employees and increases in annual merit compensation. Purchased water expenditure increased $201,000 over 2000 levels despite continuing to maintain minimum purchase requirements primarily due to the recognition of a credit in 2000 for water sold back to a provider in 2000. Repair and maintenance expenses increased as a result of an increase of $244,000 for tank painting expense, which reflects the first year of a five-year tank painting and maintenance agreement, which we entered into in 2000. Water treatment expense increased $86,000 reflecting the increased amount of chemicals used as a result of an increase in water pumped and a $42,000 increase related to the expanded testing of our sources of supply. Finally, our administrative expenses increased approximately $481,000, which primarily reflects the one-time $280,000 expense recognition for legal costs associated with the suspended negotiations for the purchase of Tidewater Utilities, a subsidiary of Middlesex Water Company, as well as, an additional $73,000 increase in our auditing and tax expense was recorded and reflects an increase in fees associated with the 2001 year end audit and additional fees related to our 2000 year end audit services. The remaining increase of $128,000 represents increases in a number of administrative expenses including bank fees, customer survey expense, regulatory commission expense and training expenses. The ratio of operating expense, excluding depreciation and taxes, to total revenue was 55.1% for the year ended December 31, 2001, compared to 55.9% for the year ended December 31, 2000.
Operation and Maintenance Expenses
	2001	2000	1999
Payroll and associated expense	50.46%	49.88%	47.60%
Purchased water	15.62%	16.57%	16.61%
Repair and maintenance	5.11%	4.22%	4.24%
Water treatment	3.50%	3.45%	3.20%
Administrative	24.90%	25.63%	28.10%
Non-utility operating	0.41%	0.25%	0.25%
Total Operations and Maintenance Expenses	100.00%	100.00%	100.00%

          Depreciation and amortization expense increased $295,000, or 10.9%, due to increases in our utility plant in service. Income tax expense increased $565,000, or 34.9% due to increased profitability in 2001. Our total effective income tax rate for 2000 and 2001 was 39.8% and 39.7%, respectively.

Interest Charges

          Interest charges increased $482,000, or 11.9%, primarily due to an increase of $949,000 in interest related to long-term debt due to a full year recognition of interest on the Series O First Mortgage bonds issued December 29, 2000, and the interest associated with the $4.3 million note issued by the Delaware Department of Health and Social Services on January 31, 2001. This increase is partially offset by a $353,000 decrease in interest associated with our short-term debt. The average outstanding lines of credit during 2001 of $14.2 million increased by $1.4 million, compared to the average outstanding lines of credit during 2000 of $12.8 million, however, the average interest rate applied to these balances decreased from 7.2% in 2000 to 4.8% in 2001. In addition, interest charges related to the early redemption of the Series K First Mortgage Bond of $47,000 and $65,000 for refunds of revenues collected under bond which were in excess of the final rate increase award in 2000 were reflected in 2000 for which no similar entry was recorded in 2001.

Net Income

          For the year ended December 31, 2001, our net income applicable to common stock increased $880,000, or 36.8%, compared to the same period in 2000. The increase in net income was primarily due to rate increases authorized in 2000 and 2001, increases in consumption following a period of reduced consumption in 2000, a year with unusual frequency of summer rainfall, continued customer growth and lower interest rates on short-term lines of credit.

2000 Compared to 1999

Operating Revenues

          Revenues totaled $27.6 million in 2000 and were 2.9% above revenues in 1999 of $26.8 million, reflecting an increase in water sales due to customer growth of 3.64% and rate increases approved by the PSC in 2000. We realized 98.3% of our total revenue in 2000 from the sale of water.

          We received approval from the PSC on August 30, 2000, in PSC Docket 99-197, to increase rates for water service. We reflected in revenues water sales totaling $173,000 of the $720,000 in operating revenues we deferred in 1999 pending the completion of the rate increase proceeding. The remaining $547,000 deferred in 1999, and an additional $808,000 collected under bond in 2000, was refunded to customers with interest. These operating revenues were a result of a temporary increase we had placed into effect, on July 1, 1999. The increased revenues from the approved rate increase were offset by a decrease in usage per customer. The decrease in our rate of consumption per customer was a result of the unusual frequency of rainfall during the summer of 2000.

Residential

          Residential water service revenues in 2000 amounted to $16.4 million, an increase of 1.4% over the $16.2 million recorded in 1999. The increase in 2000 followed an increase of 3.4% in 1999. The volume of water sold to residential customers increased by 4.5% from 3,651 million gallons in 1999 to 3,817 million gallons in 2000. The number of residential customers served increased 3.8% in 2000.

Commercial

          Revenues from commercial customers in 2000 increased by 6.9% to $7.1 million, from $6.6 million in 1999. The volume of water sold to commercial customers increased by 0.3% from 2,033 million gallons in 1999 to 2,039 million gallons in 2000. The number of commercial customers served decreased 1.0% in 2000.

Industrial

          Revenues from industrial customers in 2000 increased by 13.1% to $207,000, from $183,000 in 1999. The volume of water sold to industrial customers decreased 6.3% from 84 million gallons in 1999 to 79 million gallons in 2000.

Government and Other

          Public and other revenues in 2000 increased by 2.1% to $3.4 million, from $3.3 million in 1999. Revenues derived from state, federal and local governmental agencies totaled $500,000 in 2000, declining from 1999 revenue by 23.3%. The remaining revenue increase was derived from the sale of water to neighboring utilities, public fire protection service, pools and other temporary and seasonal customers.

Other Utility Operating Revenue

          Other utility operating revenue, derived from finance charges on customer accounts, leases for communications antenna space and other miscellaneous customer charges, decreased 2.3% in 2000 to $418,000, from $427,000 in 1999.

Operating Expenses

          Operating expenses, excluding depreciation and taxes, increased $709,000, or 4.8%, primarily due to increased payroll and related expenses, increased purchased water expenditures of $111,000 and an increase of $75,000 in transportation expenses related to fuel. These increases were partially offset by a $130,000 reduction in legal expenses due, in part, to the hiring of in-house counsel. The ratio of operating expense, excluding depreciation and taxes, to total revenue was 55.9% for the year ended December 31, 2000, compared to 54.9% for the year ended December 31, 1999. Payroll and related expenses increased $689,000, or 8.7%, primarily due to the addition of new employees, increases in annual merit compensation and a 17.0% increase in medical insurance premiums.

          Depreciation and amortization expense increased $289,000, or 12.0%, due to increases in our utility plant in service. Income tax expense decreased $341,000, or 17.4% due to decreased profitability in 2000. Our total effective income tax rate for 1999 and 2000 was 39.8%.

Interest Charges

          Interest charges increased $757,000, or 23.0%, primarily due to an increase of $497,000 in interest related to short term debt due to increases in the average outstanding lines of credit during 2000 of $12.8 million, compared to the average outstanding lines of credit during 1999 of $7.1 million. Interest on long term debt increased by $119,000, or 4.4%, primarily due to a full year of interest expense related to the $4.5 million note issued to Ellis and Helena Taylor in exchange for our purchase of 24,165 shares of Class A Non-Voting Common Stock and 126,353 shares of Class B Common Stock. In addition, we expensed $47,000 of unamortized issuance cost for our First Mortgage Bonds, Series K, as a result of their early redemption. Finally, we paid customers $65,000 in interest on the refund of operating revenues collected under bond but which were found to be in excess of the final rate award discussed above.

Net Income

          For the year ended December 31, 2000, our net income applicable to common stock decreased $519,000, or 17.8%, compared to the same period in 1999. The decrease in net income was primarily due to reduced consumption as a result of the unusual frequency of rainfall experienced during the summer of 2000. In addition, we incurred approximately $500,000 in interest expense related to $15.9 million invested in utility plant since June 30, 1999, the end of the test period in our prior rate application. Because of the length of the prior rate proceeding, which was filed on April 30, 1999 but not concluded until August 29, 2000, we were delayed in filing a new rate increase request to take into consideration new investment in utility plant placed in service after June 30, 1999.

Liquidity and Capital Resources

Overview

          Our primary sources of liquidity for 2001 were $4.3 million in proceeds from the issuance of Artesian Water's 4.48% state revolving fund loan, $8.9 million provided by cash flow from operating activities and an increase of $9.8 million in our outstanding lines of credit. Cash flow from operating activities was primarily provided by our utility operations, and was impacted by the timeliness and adequacy of rate increases and weather conditions.

          A significant part of our ability to maintain and meet our financial objectives is to assure our investments in utility plant are recovered in the rates charged to customers. As such, we file rate increase requests to recover increases in operating expenses and investments in utility plant, the timing of which is dependent upon the estimated cost of the administrative process in relation to the deficiency which is to be alleviated. On February 1, 2002, we provided notice to the Delaware Public Service Commission of our intent to file a rate increase request in 2002. Under the PSC's administrative procedures, a utility must tell the PSC of its intent to file a rate increase application at least 60 days prior to such filing. However, a company is not obligated to file any request for increase if circumstances change.

          We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations. We expect that our aggregate investments in our utility plant and systems in 2002 will be approximately $22.8 million. Our total obligations related to dividend and sinking fund payments on preferred stock, interest and principal payments on indebtedness, rental payments and water service interconnection agreements for 2002 are anticipated to be approximately $7.7 million.

Investment in Utility Plant and Systems

          Capital expenditures increased by approximately $6.9 million for the year ended December 31, 2001, or approximately 48.6%, from $14.4 million in 2000 to $21.3 million in 2001. Investment in utility plant, excluding advances and contributions in aid of construction received from real estate developers, increased by $6.3 million, or 49.6%, from $12.8 million in 2000 to $19.1 million in 2001. Developers financed $2.2 million for the installation of water mains and hydrants serving their developments, compared to $1.6 million financed by developers in 2000.

          We invested over $10.6 million in new transmission and distribution facilities, including refunds of advances for developer-financed infrastructure. Approximately $2.9 million of the $10.6 million investment for transmission and distribution facilities was made for the relocation of infrastructure as a result of roadway improvements and relocations. $2.1 million was invested in our rehabilitation program for transmission and distribution facilities, replacing aging or deteriorating mains. In addition, we invested $5.6 million in new infrastructure to serve 1,271 new customers, which included construction of a $1.4 million new elevated storage tank in Sussex County.

          Capital expenditures of $7.1 million were made to enhance or improve existing treatment facilities, rehabilitation of pumping equipment and installation of new wells to increase supply capabilities. We invested $4.9 million of the $7.1 million for new sources of supply throughout Delaware which made available approximately two million gallons a day for customers. In addition, we invested approximately $2.2 million for sources of supply to add new treatment processes and upgrade existing facilities. In particular, we added activated carbon treatment processes to two facilities to remove a contaminant, which was detected at these well fields and for which a new temporary standard was imposed by Delaware's Division of Public Health.

          The remaining $1.4 million of capital investment in 2001 was made for general plant, including fleet vehicles and computer equipment.
Investment in Utility Plant and Systems (in thousands)
	2001	2000	1999
Source of supply	$1,217	$470	$1,567
Treatment and pumping	5,935	1,526	3,666
Transmission and distribution	10,657	10,476	7,086
General plant and equipment	1,428	177	333
Developer financed utility plant	2,108	1,717	2,697
Total Investment in utility plant and systems	$21,345	$14,366	$15,349

          We have planned to invest approximately $22.8 million in utility plant in 2002. Developers are expected to finance an additional $3.6 million in utility plant construction. The largest portion of projected investment is primarily a result of our efforts to identify, develop, treat and protect sources of water supply to assure uninterrupted service to our customers. We expect to invest approximately $9.6 million in new treatment facilities, equipment and wells throughout Delaware expecting to produce two million gallons per day in additional water supply. Approximately $4 million of this expected investment would be made at two new facilities. Approximately $1.6 million is needed to supply southern New Castle County at Willow Grove and $2.4 million to supplement a rapidly growing Sussex County system near Bayville. Another $1.4 million is to be invested in two new facilities to increase available sources of supply in northern New Castle County. In addition to the investment in new facilities, we continue to maximize and enhance our existing treatment facilities and expect to invest over $4.2 million in 2002 to provide the highest quality water, which surpass state and federal water quality standards. The largest single enhancement is scheduled for our Windsong treatment facility in Kent County where changes in state and federal standards have required us to invest nearly $1.0 million in new treatment processes and equipment.

          As part of our total utility plant investment, we expect to invest over $10.2 million in transmission and distribution facilities. We project approximately $3.8 million will be invested in the relocations of facilities as a result of government mandates and renewals associated with the rehabilitation of aging infrastructure. We will also invest approximately $6.4 million in new transmission and distribution facilities to improve our system hydraulics and address service needs in growth areas of our service territory.

          The remaining $3.0 million of expected utility plant investment represents expenditures for our general plant and equipment, such as fleet vehicles, computer equipment and tools, and refunds paid to developers for investments that they made in infrastructure to service developments in our service territory.

Financing

          We have several sources of liquidity to finance our investment in utility plant and other fixed assets. We estimate that the projected investment of approximately $22.8 million will be financed by our operations and external sources, including a combination of capital investment and short-term borrowings under our revolving credit agreements discussed below. Developers are expected to finance, through advances and contributions in aid of construction, an additional $3.6 million of capital expenditures, which includes the installation of mains and hydrants in new developments.

          Our cash flow from operations are primarily derived from water sales revenues and may be materially affected by a changes in water sales due to weather and the timing and extent of increases in rates approved by the Delaware Public Service Commission.

          At December 31, 2001, Artesian Water had lines of credit with three separate financial institutions totaling $35.0 million to meet its temporary cash requirements. These revolving credit facilities are unsecured. As of December 31, 2001, we had $18.9 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate plus 1.0% or the banks' federal funds rate plus 1.0%, at our discretion. All the facilities are reviewed annually by each bank for renewal.

          We may, from time to time, sell our securities to meet capital requirements. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. Our trust indentures, which set certain criteria for the issuance of new long-term debt, limits long-term debt, including the short-term portion thereof, to 66 2/3% of total capitalization. Our debt to total capitalization, including the short-term portion thereof, was 59.34% at December 31, 2001.

          In order to meet the expected level of investment in utility plant and retain future financing flexibility, we anticipate that we will sell either debt and/or equity to the public in 2002. Additionally, Artesian Water anticipates it will refinance its Series L 8.03% First Mortgage Bonds when they come due on February 1, 2003, along with any outstanding short-term debt under our lines of credit.
Contractual Obligations
		Payments Due by Period (in thousands)
	Less than 1 Year		1-3 Years		4-5 Years	After 5 Years	Total
Long-term debt	$		$10,000	$		$35,000	$45,000
State revolving fund loan		137	449		334	3,387	4,307
Operating leases		246	222		13		481
Unconditional purchase obligations		2,670	8,017		5,340	33,327	49,354
Other long-term obligations		1,362	1,024				2,386
Total contractual cash obligations		$4,415	$19,712		$5,687	$71,714	$101,528

          Long-term debt obligations reflect the maturities of certain series of our first mortgage bonds, which we intend to refinance when due. The state revolving fund loan obligation has an amortizing mortgage payment, payable over a 20-year period, and will be refinanced as future securities are issued. Both the long-term debt and the state revolving fund loan have certain provisions, which would result in default and subsequently require the obligation to be repaid, however, there are also specific cure provisions which allow us to avoid default of the obligation. We have not experienced conditions, which would result in our default under these agreements, and we do not anticipate any such occurrence. Payments for unconditional purchase obligations reflect minimum purchase obligations under our interconnection agreements with neighboring utilities.
Commitments	Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$16,118	$16,118

Impact of Recent Accounting Pronouncements

          In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

          The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized as they were prior to the adoption of Statement 142. Our adoption of SFAS No.141 and SFAS No. 142 will not have a material impact on our financial statements.

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

Cautionary Statement

          Statements in this Annual Report which express our "belief", "anticipation", "projection" or "expectation," including statements regarding when we will commence operations in Pennsylvania, our goals, priorities and growth and expansion plans, our obligations and investment plans in 2002, and our plans regarding a debt and/or equity offering and our expected profitability, as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including material changes in demand from larger customers, changes in weather, availability of labor, changes in government policies, levels of rate relief granted and changes in economic conditions and the other risks set forth in our Annual Report on Form 10-K under the caption "Risk Factors." All of the forward-looking statements made in this Annual Report are based on our current beliefs and we undertake no obligation to update any of these cautionary statements.

Item 8.-Financial Statements and Supplementary Data.
CONSOLIDATED BALANCE SHEET
(In thousands)	For the year ended December 31
ASSETS	2001	2000
Utility plant, at original cost less accumulated depreciation	$152,356	$134,038
Current assets
Cash and cash equivalents	1,053	392
Accounts receivable, net	2,610	1,967
Unbilled operating revenues	2,159	2,102
Materials and supplies-at cost on FIFO basis	616	730
Prepaid property taxes	589	591
Prepaid expenses and other	448	620
	7,475	6,402
Other assets
Non-utility property (less accumulated depreciation 2001-$82; 2000-$166)	297	268
Other deferred assets	1,178	1,335
	1,475	1,603
Regulatory assets, net	2,228	2,364
	$163,534	$144,407
	======	======
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$2,040	$2,013
Additional paid-in-capital	25,107	24,474
Retained earnings	7,026	6,070
Preferred stock	272	272
Total stockholders' equity	34,445	32,829
Preferred stock-mandatorily redeemable, net of current portion	200	300
Long-term debt, net of current portion	49,370	50,717
	84,015	83,846
Current liabilities
Notes payable	16,118	2,000
Current portion of long-term debt	1,328	1,119
Current portion of mandatorily redeemable preferred stock	100	100
Accounts payable	4,745	3,168
Overdraft payable	983	1,224
Income taxes payable	38	--
Deferred income taxes	229	--
Interest accrued	555	530
Customer deposits	414	419
Other	988	938
	25,498	9,498
Deferred credits and other liabilities
Net advances for construction	18,754	18,780
Postretirement benefit obligation	1,360	1,455
Deferred investment tax credits	904	934
Deferred income taxes	5,660	4,231
Commitments and contingencies (Note 11)
	26,678	25,400
Net contributions in aid of construction	27,343	25,663
	$163,534	$144,407
	======	======

The notes and schedules are an integral part of the consolidated financial statements.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amount)
	For the Year Ended December 31,
	2001	2000	1999
Operating revenues
Water sales	$31,362	$27,090	$26,310
Other utility operating revenue	509	418	427
Non-utility operating revenue (Note 7)	116	43	40
	31,987	27,551	26,777
Operating expenses
Utility operating expenses	17,368	15,181	14,426
Non-utility operating expenses (Note 7)	73	39	37
Related party expenses (Note 8)	178	179	227
Depreciation and amortization	3,001	2,706	2,417
Taxes
State and federal income
Currently payable (Note 3)	470	223	921
Deferred (Note 3)	1,714	1,396	1,039
Property and other	1,782	1,616	1,620
	24,586	21,340	20,687
Operating income	7,401	6,211	6,090

Other income (expense), net
Allowance for funds used during construction	375	253	133
Miscellaneous	82	42	55
	457	295	188
Income before interest charges	7,858	6,506	6,278

Interest charges	4,537	4,055	3,298

Net income	3,321	2,451	2,980
Dividends on preferred stock	51	61	71
Net income applicable to common stock	$3,270	$2,390	$2,909

Income per common share:
Basic	$1.61	$1.19	$1.48
Diluted	$1.58	$1.17	$1.46

Weighted average common shares outstanding:
Basic	2,026	2,007	1,961
Diluted	2,072	2,044	1,996

Cash dividends per share of common stock	$1.11	$1.10	$1.06

The notes and schedules are an integral part of the consolidated financial statements.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
	For the Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities
Net income	$3,321	$2,451	$2,980

Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	2,848	2,537	2,285
Deferred income taxes, net	1,628	1,425	1,085
Allowance for funds used during construction	(375)	(253)	(133)
Changes in assets and liabilities
Accounts receivable, net	(643)	368	(367)
Unbilled operating revenues	(57)	(95)	(26)
Materials and supplies	114	(20)	(93)
Prepaid property taxes	2	(43)	4
Prepaid expenses and other	172	(314)	21
Other deferred assets	157	(214)	(21)
Regulatory assets	136	244	78
Accounts payable	1,577	(790)	810
State and federal income taxes	38	(665)	665
Interest accrued	25	(125)	(285)
Customer deposits and other, net	45	(472)	536
Postretirement benefit obligation	(95)	(83)	(89)

Net cash provided by operating activities	8,893	3,951	7,450

Cash flows used in investing activities
Capital expenditures (net of AFUDC)	(21,345)	(14,366)	(15,349)
Proceeds from sale of assets	11	24	6
Investments in unconsolidated affiliates	---	(29)	---

Net cash used in investing activities	(21,334)	(14,371)	(15,343)

Cash flows from financing activities
Net (repayments) borrowings under line of credit agreements	9,811	(1,310)	(87)
Overdraft payable	(241)	643	(54)
Net advances and contributions in aid of construction	2,169	1,569	3,129
Proceeds from issuance of long-term debt	4,307	20,000	---
Proceeds from issuance of common stock	590	280	7,960
Dividends	(2,296)	(2,257)	(2,173)
Principal payments under capital lease obligations	(26)	(23)	(47)
Principal payments under long-term debt obligations	(1,112)	(8,112)	(727)
Redemption of preferred stock	(100)	(100)	(100)

Net cash provided by financing activities	13,102	10,690	7,901

Net increase in cash and cash equivalents	661	270	8

Cash and cash equivalents at beginning of year	392	122	114

Cash and cash equivalents at end of year	$1,053	$392	$122

Supplemental Disclosures of Cash Flow Information
Interest paid	$4,426	$4,045	$3,513
Income taxes paid	$432	$750	$256

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
Net income
Cash dividends declared
Common stock
Preferred stock
Stock repurchase
Issuance of common stock
Officer bonus		6,000
Dividend reinvestment plan		9,906
Employee stock options		5,462
Employee Retirement Plan (4)		5,452
Balance as of December 31, 2001	10,868	1,648,154	391,824

(1)	At December 31, 2001, 2000, 1999 and 1998, Class A Non-Voting Common Stock had 3,500,000 shares authorized.
(2)	At December 31, 2001, 2000, 1999 and 1998, Class B Common Stock had 1,040,000 shares authorized.
(3)	Artesian Resources Corporation issued 325,000 shares of Class A Non-Voting Common Stock on April 13, 1999.
(4)	Artesian Resources registered 200,000 shares of Class A Non-Voting Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.

The notes and schedules are an integral part of the consolidated financial statements.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
	$25 Par Value Preferred 7% Prior Preferred	$1 Par Value Class A Non-Voting (1)	$1 Par Value Class B (2)
Balance as of December 31, 1998	$ 272	$ 1,291	$ 512
Net income
Cash dividends declared
Common stock
Preferred stock
Stock repurchase		(24)	(126)
Issuance of common stock		325
Dividend reinvestment plan		7	6
Employee stock options		5
Employee Retirement Plan (4)		2
Balance as of December 31, 1999	$ 272	$ 1,606	$ 392
Net income
Cash dividends declared
Common stock
Preferred stock
Stock repurchase
Issuance of common stock
Officer bonus		2
Dividend reinvestment plan		10
Employee stock options		3
Employee Retirement Plan (4)
Balance as of December 31, 2000	$ 272	$ 1,621	$ 392
Net income
Cash dividends declared
Common stock
Preferred stock
Stock repurchase
Issuance of common stock
Officer bonus		6
Dividend reinvestment plan		10
Employee stock options		6
Employee Retirement Plan (4)		5
Balance as of December 31, 2001	$ 272	$ 1,648	$ 392

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
	Additional Paid-in Capital	Retained Earnings	Total
Balance as of December 31, 1998	$ 18,073	$ 7,785	$ 27,933
Net income		2,980	2,980
Cash dividends declared
Common stock		(2,102)	(2,102)
Preferred stock		(71)	(71)
Stock repurchase	(1,535)	(2,659)	(4,344)
Issuance of common stock
Issuance of common stock (3)	7,215		7,540
Dividend reinvestment plan	270		283
Employee stock options	83		88
Employee Retirement Plan (4)	47		49
Balance as of December 31, 1999	$ 24,153	$ 5,933	$ 32,356
Net income		2,451	2,451
Cash dividends declared
Common stock		(2,196)	(2,196)
Preferred stock		(61)	(61)
Stock repurchase		(57)	(57)
Issuance of common stock
Officer bonus	45		47
Dividend reinvestment plan	223		233
Employee stock options	66		69
Employee Retirement Plan (4)	(13)		(13)
Balance as of December 31, 2000	$ 24,474	$ 6,070	$ 32,829
Net income		3,321	3,321
Cash dividends declared		(2,245)	(2,245)
Common stock		(51)	(51)
Preferred stock		(69)	(69)
Stock repurchase
Issuance of common stock
Officer bonus	151		157
Dividend reinvestment plan	249		259
Employee stock options	97		103
Employee Retirement Plan (4)	136		141
Balance as of December 31, 2001	$ 25,107	$ 7,026	$ 34,445

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation-- The consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly-owned subsidiaries ("Artesian Resources" or the "Company"), including its principal operating company, Artesian Water Company, Inc. ("Artesian Water"). Appropriate elimination's have been made for all material inter-company transactions and account balances.

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

          In accordance with a rate order issued by the PSC, Artesian Water accrues an Allowance for Funds Used During Construction ("AFUDC"). AFUDC, which represents the cost of funds devoted to construction projects through the date the project is placed in service, is capitalized as part of construction work in progress. The rate used for the AFUDC calculation is based on Artesian Water's weighted average cost of debt and the rate of return on equity authorized by the PSC. The rate used to capitalize AFUDC in 2001, 2000 and 1999 was 8.5%, 9.3%, and 9.4%, respectively.

Utility plant comprises:

	Estimated
	Useful	December 31,
	Life	2001	2000
	In Years	(in thousands)
Utility plant, at original cost
Utility plant in service
Intangible plant	---	$103	$103
Source of supply plant	45-85	10,049	8,035
Pumping and water treatment plant	35-62	21,459	17,049
Transmission and distribution plant
Mains	81	90,785	82,278
Services	39	16,269	14,526
Storage tanks	79	10,276	9,974
Meters	26	8,065	7,741
Hydrants	60	4,941	4,583
General plant	5-31	13,505	11,994
Property held for future use	---	3,132	2,581
Construction work in progress	---	5,291	4,296
		183,875	163,160
Less accumulated depreciation		31,519	29,122
		$152,356	$134,038

Depreciation and Amortization-- For financial reporting purposes, depreciation is provided using the straight-line method at rates based on estimated economic useful lives, which range from 5 to 85 years. Composite depreciation rates for utility plant were 2.15%, 2.14% and 2.15%, for the years ended December 31, 2001, 2000, and 1999, respectively. In a rate order issued by the PSC, the Company was directed effective January 1, 1998 to begin using revised depreciation rates for utility plant. In rate orders issued by the PSC, Artesian Water was directed effective May 28, 1991 and August 25, 1992 to offset depreciation on utility property funded by Contributions in Aid of Construction ("CIAC") and Advances for Construction ("Advances"), respectively, against CIAC and Advances. Other deferred assets are amortized using the straight-line method over applicable lives, which range from 2 to 20 years.

Regulatory Assets-- Certain expenses are recoverable through rates, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the PSC. Expenses related to rate proceedings are amortized on a straight-line basis over a period of 2 years. The postretirement benefit obligation, which is being amortized over 20 years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments. The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customers reverse.

Regulatory assets at December 31, net of amortization, comprise:

	2001	2000
	(in thousands)
Postretirement benefit obligation	$1,360	$1,455
Deferred income taxes recoverable in future rates	657	665
Expense of rate proceedings	211	244
	$2,228	$2,364

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

Other deferred assets at December 31, net of amortization, comprise:

	2001	2000
	(in thousands)
Chester interconnection	$149	$298
Debt issuance expense	560	587
Other	469	450
	$1,178	$1,335

Advances for Construction-- Water mains, services and hydrants, or cash advances to reimburse Artesian Water its costs to construct water mains, services and hydrants, are contributed to Artesian Water by customers, real estate developers and builders in order to extend water service to their properties. The value of these contributions is recorded as Advances for Construction. Artesian Water makes refunds on these advances over a specific period of time based on operating revenues generated by the specific plant or as new customers are connected to the mains. After all refunds are made, any remaining balance is transferred to CIAC.

Contributions in Aid of Construction-- CIAC includes the non-refundable portion of advances for construction and direct contributions of water mains, services and hydrants, or cash to reimburse Artesian Water its costs to construct water mains, services and hydrants by customers, real estate developers and builders in order to extend water service to their properties.

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

          The Tax Reform Act of 1986 mandated that Advances and CIAC received subsequent to December 31, 1986, generally are taxable income to Artesian Water. For Advances, Artesian Water was directed by the PSC to pay the related taxes and collect amounts equal to the taxes paid from the developer. For CIAC, Artesian Water was directed to pay the taxes instead of the developer contributing the taxes. The 1996 Tax Act provided an exclusion from taxable income for CIAC and Advances received after June 12, 1996 by Artesian Water that are not included in the rate base for rate-making purposes.

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

Use of Estimates in the Preparation of Consolidated Financial Statements-- The consolidated financial statements were prepared in conformity with generally accepted accounting principles, which require management to make estimates concerning unbilled revenues and regulatory asset recovery that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from management's estimate.

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

Long-term Financial Liabilities-- The fair value of Artesian Resources' long-term debt and mandatorily redeemable preferred stock as of December 31, 2001 and 2000, determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities, are approximately as shown below.
Fair value of financial instruments at December 31, comprised:

	2001		2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)

Long-term debt	$49,370	$50,685	$50,717	$50,232
Mandatorily redeemable preferred stock	$200	$184	$300	$275

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

          At December 31, 2001, for state income tax purposes, Artesian Resources had recorded a deferred tax asset of $775,000 to reflect separate company net operating loss carry forwards aggregating approximately $10,000,000. These net operating loss carry forwards will expire if unused between 2002 and 2021. Artesian Resources has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of the state net operating loss carry forwards. The valuation allowance decreased from $685,000 in 2000 to $590,000 in 2001 as a result of utilizing a portion of the net operating losses, which were expected to expire unutilized.

          At December 31, 2001, for federal income tax purposes, there were minimum tax credit carry forwards aggregating approximately $2,464,000 resulting from the payment of alternative minimum tax in current and prior years. These minimum tax credit carry forwards may be carried forward indefinitely to offset future regular federal income taxes. Artesian Resources has not recorded a valuation allowance for these federal tax carry forwards, because the Company believes it is more likely than not those benefits will be realized.

Components of income tax expense:
(in thousands)
	For the Year ended December 31,
State income taxes	2001	2000	1999
Current	$(62)	$51	$232
Deferred-current
Property taxes	---	4	---
Allowance for bad debts	---	---	(1)
Deferred-non-current
Accelerated depreciation	754	267	281
Rate case expenses	---	(13)	2
State net operating loss	(185)	---	---
Tax credit carry forwards	---	(1)	---
Valuation allowance	(95)	---	---
Other	(47)	63	(79)
Total state income tax expense	$365	$371	$435

	For the Year ended December 31,
	2001	2000	1999
Federal income taxes	$532	$172	$689
Current
Deferred-current
Property taxes	---	14	(1)
Allowance for bad debts	---	(1)	(5)
Deferred-non-current
Accelerated depreciation	2,690	952	1,004
Rate case expenses	(13)	(45)	8
Federal tax credit carry forwards	---	4	3
Amortization of investment tax credits	(31)	---	---
Alternative minimum tax	(1,556)	(83)	128
Amortization of regulatory asset for deferred taxes	10	(15)	---
Other	187	250	(301)
Total federal income tax expense	$1,819	$1,248	$1,525

RECONCILIATION OF EFFECTIVE TAX RATE (In thousands)
	For the Year Ended December 31,
	2001		2000		1999
	Amount	%	Amount	%	Amount	%

Reconciliation of effective tax rate Income before federal and state income taxes less amortization of deferred investment tax credits	$5,505	100.0	$4,056	100.0	$4,926	100.0
Amount computed at statutory rate	1,872	34.0	1,379	34.0	1,675	34.0
Reconciling items
State income tax-net of federal Tax benefit	241	4.4	247	6.0	287	5.8
Other	71	1.3	(7)	(0.2)	(2)	---

Total income tax expense and effective rate	$2,184	39.7	$1,619	39.8	$1,960	39.8

Deferred income taxes at December 31, 2001 and 2000 were comprised of the following:

In thousands	For the Year Ended December 31,
Deferred tax assets related to:	2001	2000	1999
	Amount	Amount	Amount

Federal minimum tax credit carry forwards	$2,464	$908	$825
Federal and state operating loss carry forwards	775	685	671
Bad debt allowance	38	35	34
Valuation allowance	(590)	(685)	(671)
Total deferred tax assets	2,687	943	859

Deferred tax liabilities related to:
Property plant and equipment basis differences	(7,993)	(4808)	(3,601)
Expenses of rate proceedings	(84)	(97)	(155)
Property taxes	(234)	(235)	(217)
Other	(204)	60	399

Total deferred tax liabilities	(8,515)	(5,080)	(3,574)

Net deferred tax liability	$(5,828)	$(4,137)	$(2,715)

Deferred taxes, which are classified into a net current and non-current balance, are presented in the balance sheet as follows:

	For the Year Ended December 31,
Deferred tax assets related to:	2001	2000	1999
	Amount	Amount	Amount

Current deferred tax (liability) asset	$(229)	$94	$61
Non-current deferred tax liability	(5,660)	(4,231)	(2,776)
Deferred tax asset in other assets	61	---	---
Net deferred tax liability	$(5,828)	$(4,137)	$(2,715)

NOTE 4

PREFERRED STOCK

          Artesian Resources has two classes of preferred stock outstanding. The 7% Prior Preferred stock (on which dividends are cumulative) is redeemable at Artesian Resources' option at $30.00 per share plus accrued dividends. The 9.96% Series Cumulative Prior Preferred stock has annual mandatory redemption requirements and is redeemable at Artesian Resources' option at $25.38 per share through January 31, 2002 and to $25.00 per share on February 1, 2003 and thereafter. The Company chose not to exercise the option to redeem on January 31, 2002. Under mandatory sinking fund provisions, redemptions will aggregate $100,000 (4,000 shares) annually in 2002 through 2004. The Company also has 100,000 shares of $1.00 par value Series Preferred stock authorized but unissued. See the Consolidated Statements of Stockholders' Equity.

          There are 40,000 authorized shares of the 9.96% Series Cumulative Prior Preferred stock with a par value of $25 per share, of which 12,000 and 16,000 shares were outstanding as of December 31, 2001 and 2000, respectively. Cash dividends paid in 2001 and 2000 were $32,000 and $42,000, respectively.

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

          Under Artesian Resources' dividend reinvestment plan, stockholders were issued 9,906, 9,727 and 12,560 shares at fair market value for the reinvestment of $259,000, $233,000 and $283,000 of their cash dividends for the years 2001, 2000 and 1999, respectively.

NOTE 6

DEBT

          Artesian Water has available unsecured lines of credit, with no financial covenant restrictions, totaling $35.0 million at December 31, 2001, which are renewable annually at the banks' discretion. Borrowings under the lines of credit bear interest based on the London Interbank Offering Rate ("LIBOR") plus 1.0% for 30, 60, 90, or 180 days or the banks' Federal Funds Rate plus 1.0%, at the option of Artesian Water.

          At December 31, 2001, 2000, and 1999, Artesian Water had $16.1 million, $6.3 million and $7.6 million outstanding under these lines at weighted average interest rates of 2.6%, 7.5% and 6.3%, respectively. The maximum amount outstanding was $16.7 million, $18.8 million and $11.6 million in 2001, 2000, and 1999, respectively. The twelve month average amount outstanding was approximately $14.2 million, $12.8 million and $7.1 million, at weighted average annual interest rates of 4.8%, 7.2% and 6.0% in 2001, 2000, and 1999, respectively.

          On December 29, 2000, Artesian Water issued a $20.0 million, 8.17%, twenty year Series O First Mortgage Bond to redeem the Series K $7.0 million First Mortgage Bond and to pay down the lines of credit. On December 29, 2020 the Series O First Mortgage Bond matures.

          On June 17, 1997, Artesian Water issued a $10.0 million, 7.84%, ten year Series M First Mortgage Bond and borrowed $2.5 million against a $5.0 million, ten year Series N First Mortgage Bond to repay the outstanding balance on the lines of credit. On September 18, 1997, Artesian Water borrowed the remaining $2.5 million on the Series N First Mortgage Bond. The $5.0 million, ten year Series N First Mortgage Bond has a fixed interest rate of 7.56%. On February 1, 2003, the Series L First Mortgage Bond matures. No other repayments or sinking fund deposits on first mortgage bonds are required over the next five years. As of December 31, 2001 and 2000, substantially all of Artesian Water's utility plant was pledged as security for the First Mortgage Bonds. In addition, the trust indentures contain covenants which limit long-term debt, including the current portion thereof, to 66 2/3% of total capitalization including the current portion of the long-term debt, and which, in certain circumstances, could restrict the payment of cash dividends. As of December 31, 2001, however, no dividend restrictions were imposed under these covenants.

          On May 4, 1999, Artesian repurchased 126,353 shares of Class B Common Stock and 24,165 shares of Class A Non-Voting Common Stock from Helena C. Taylor and Ellis D. Taylor in exchange for a promissory note (the "Note") in the principal amount of $4,450,000 representing the purchase price of the stock, with a discounted present value of $4,307,000. The Note is payable quarterly, on a calendar basis, over a four-year period and in sixteen equal principal installments of $278,125 commencing on June 30, 1999. The outstanding balance on the Note bears interest in an amount computed based on the quarterly dividend the Taylor's would have received on the Stock transferred to Artesian but not yet paid for by Artesian. In addition, the principal installment is adjusted on a quarterly basis to reflect changes in the book value per common share of the Company as reported in its most recent quarterly financial statement distributed to stockholders prior to the quarterly payment. Such amounts, if any, represent contingent purchase price of the stock and will be charged to retained earnings. At December 31, 2001, Artesian had $1,391,000 outstanding under this promissory note.

          On January 31, 2001, Artesian Water Company, Inc. entered into a financing agreement with the Delaware Department of Health and Social Services to borrow funds totaling not more than $4,307,144 from the State's Revolving Loan Fund under an unsecured General Obligation Note. The note bears interest of 4.48% and is payable ratably over twenty years. The effective rate of the loan, including expenses related to the closing, is 4.53%. The funds of $4,307,144 were received in August 2001. The Company used the proceeds of this revolving loan to repay outstanding short-term debt. As such, in December 2000, the Company reclassified $4,307,144 from notes payable to long-term debt on the balance sheet.

Long-term debt consists of:

	December 31,
	2001	2000
	(in thousands)
First mortgage bonds

Series L, 8.03%, due February 1, 2003	$10,000	$10,000
Series M, 7.84%, due December 31, 2007	10,000	10,000
Series N, 7.56%, due December 31, 2007	5,000	5,000
Series O, 8.17%, due December 29, 2020	20,000	20,000
	45,000	45,000
Note Payable to Ellis & Helena Taylor	1,391	2,503
State revolving fund loan	4,307
Note Payable		4,307
Capitalized lease obligations		26
	50,698	51,836
Less current maturities	1,328	1,119
	$49,370	$50,717

Payments due by period:
In thousands		2002	2003		2004		2005		2006
Long-term debt	$	---	$10,000	$	---	$	---	$	---
State revolving fund loan		$137	$143		$150		$156		$163
Note payable to Ellis & Helena Taylor		$1,113	$278	$	---	$	---	$	---
Total payments		$1,250	$10,421		$150		$156		$163

NOTE 7

NON-UTILITY OPERATING REVENUE AND EXPENSES

          Artesian Wastewater Management, Inc. (Artesian Wastewater) is a non-regulated subsidiary of Artesian Resources, which provides wastewater treatment services in Delaware. On March 12, 1997 Artesian Wastewater became a one-third owner in AquaStructure Delaware, L.L.C. which markets proposals to design and construct wastewater treatment facilities.

          Non-utility operating revenue consists of $116,000, $43,000 and $40,000 in income received by Artesian Wastewater Management, Inc. in 2001, 2000 and 1999.

Non-utility operating expenses are as follows:

	2001	2000	1999
	(in thousands)
Artesian Wastewater	$66	$33	$25
Artesian Resources	2	6	12
Artesian Development	---	---	---
Total	$73	$39	$37

NOTE 8

RELATED PARTY TRANSACTIONS

          The office building and shop complex utilized by Artesian Water are leased at an average annual rental of $180,000 from a partnership, White Clay Realty, in which certain of Artesian Resources' officers and directors are partners. The lease expires in 2002, with provisions for renewals for two 5-year periods thereafter. Management believes that the payments made to White Clay Realty for the lease of its office building and shop complex and maintenance costs, taxes and other ownership type costs paid are comparable to what Artesian Water would have to pay to unaffiliated parties for similar facilities (See Note 11).

          Artesian Water leased certain parcels of land for water production wells from Glendale Enterprises Limited, a company wholly-owned by Ellis D. Taylor, at an annual rental of $44,000. Renewal of the lease was automatic from year to year unless 60 day's written notice was given by either party before the end of the year's lease. During 2000, Artesian was notified by Glendale Enterprises Limited that it desired to discontinue the lease for the well sites. In its attempt to acquire the property from the lessor, Artesian received a claim from an unrelated third party with regard to lease payments made since 1986. In January 2001, the parties agreed to settle the ownership dispute, the third party withdrew its claim, and Artesian acquired the property.

          Rental expense associated with related party transactions are as follows:

	2001	2000	1999
	(in thousands)
White Clay Realty	$178	$179	$182
Glendale Enterprises	---	---	45
Total	$178	$179	$227

NOTE 9

STOCK COMPENSATION PLANS

          At December 31, 2001, the Company had two stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for compensation expense under its plans. Accordingly, the aggregate compensation cost that has been charged against income for the two plans was $38,000, $41,000 and $42,000 for 2001, 2000, and 1999, respectively. Had compensation cost for the Company's two plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net income and net income per common share would have been reduced to the pro-forma amounts indicated below:

	2001	2000	1999
	(in thousands, except per share data)
Net income applicable to common stock
As reported	$3,270	$2,390	$2,909
Pro-forma	$3,140	$2,299	$2,782

Basic net income per common share
As reported	$1.61	$1.19	$1.48
Pro-forma	$1.55	$1.15	$1.42

Diluted net income per common share
As reported	$1.58	$1.17	$1.46
Pro-forma	$1.52	$1.12	$1.39

          In 1992, the Company instituted the 1992 Non-Qualified Stock Option Plan (the "1992 Plan"), which was subsequently amended in 1998. Under the 1992 Plan, options to purchase shares of Class A Stock may be granted to employees at prices not less than 85% of the fair market value on the date of grant. Employees who participate and who are not executive officers or directors of the Company may receive options to purchase up to 1,000 shares. Each director or officer who participates in any year may request an option to purchase 3,000 shares of stock. The option price for directors and officers of the Company is 90% of the fair market value on the date of grant. Options granted under this plan to employees who are not executive officers or directors extend for a period of one year. Options granted to officers and directors extend to a period of ten years. All options are exercisable after six months of service from the date of initial grant, and are adjusted for stock dividends and splits. Employees, officers and directors become eligible to exercise options under the 1992 plan, after one year of service to the Company.

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

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 4.2%, 4.6% and 4.2%; expected volatility of 0.34%, 0.34% and 0.31%; risk free interest rates of 3.16%, 6.17% and 5.08% for the employee options under the 1992 Plan, 4.93%, 6.44% and 5.58% for the director and officer options under the 1992 Plan and 4.93%, 6.69% and 5.58% for the 2001, 2000 and 1999 ISO Plan options respectively; and expected lives of one year for the employee options and five years for the director and officer options under the 1992 Plan for all years, five years in the 2001, and eight years for the 2000 and 1999 ISO Plan options. Shares of common stock have been reserved for future issuance under all of the foregoing options.

     The following summary reflects changes in the Class A shares under option:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Plan options
Outstanding at beginning of year	149,016	$18.14	127,640	$17.35	84,057	$15.21
Granted	40,361	$23.78	31,756	$21.91	49,411	$20.69
Exercised	(5,462)	$14.95	(3,500)	$16.24	(5,359)	$23.27
Canceled	(11,312)	$19.44	(6,880)	$21.83	(469)	$17.30
Outstanding at end of year	172,603	$19.47	149,016	$18.14	127,640	$17.35

Options exercisable at year end	121,207	$17.78	110,395	$17.02	87,999	$16.08

Weighted average fair value of
options granted during the year		$24.42		$23.17		$21.21

The following tables summarize information about employee stock options outstanding at December 31, 2001:
Options Outstanding
Range of Exercise Price	Shares Outstanding at December 31, 2001	Weighted Average Remaining Life	Weighted Average Exercise Price
$12.71-$19.13	80,696	5.65 Years	$15.88
$20.60-$26.84	91,907	7.89 Years	$22.63

Options Exercisable
Range of Exercise Price	Shares Exercisable at December 31, 2001	Weighted Average Exercise Price
$12.71-$17.13	68,696	$15.31
$19.13-$23.13	52,511	$21.02

NOTE 10

EMPLOYEE BENEFIT PLANS

          401(k) Plan--Artesian Resources has a defined contribution 401(k )Salary Reduction Plan (the "Plan") which covers substantially all employees. Under the terms of the Plan, Artesian Resources contributes 2% of eligible salaries and wages and matches employee contributions up to 6% of gross pay at a rate of 50%. Artesian Resources may, at its option, make additional contributions of up to 3% of eligible salaries and wages. No such additional contributions were made in 2001, 2000 and 1999. Plan expenses, which include Company contributions and administrative fees, for the years 2001, 2000 and 1999, were approximately $310,000, $323,000 and $188,000, respectively.

          Postretirement Benefit Plan--Artesian Resources has a Postretirement Benefit Plan (the "Benefit Plan"), which provides medical and life insurance benefits to certain retired employees. Prior to the amendment of the Benefit Plan, substantially all employees could become eligible for these benefits if they reached retirement age while still working for Artesian Resources.

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

          Artesian Resources recognized an offsetting regulatory asset with respect to the SFAS 106 liability. This asset is recorded based on the PSC order which permits Artesian Water to continue recovery of postretirement health care and life insurance expense on a pay-as-you-go basis for the remaining eligible employees. Artesian Water anticipates liquidating its SFAS 106 obligation and substantially recovering the expenses in rates over a period of approximately 20 years (based on the age and life expectancy of the remaining eligible participants). Further, expense recovery as a percentage of rates is expected to remain constant over the initial years, and then decline until the obligation is liquidated. Amounts charged to expense were $95,000, $83,000 and $89,000 for 2001, 2000 and 1999, respectively.

          The following table sets forth the amount recognized in Artesian Resources' Consolidated Balance Sheet for the Benefit Plan as of December 31:

	2001	2000
	(in thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$950	$1,067
Interest cost	70	79
Plan participant contributions	3	3
Actuarial (gain)/loss	71	(109)
Benefits paid	(86)	(90)
Benefit obligation at end of year	$1,008	$950

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$0	$0
Employer contributions	83	87
Plan participant contributions	3	3
Benefits paid	(86)	(90)
Fair value of plan assets at end of year	$0	$0

ACCRUED EXPENSE
Funded status	$(1,008)	$(950)
Unrecognized net gain	(460)	(618)
Unrecognized transition obligation	102	110
Accrued postretirement benefit cost	$(1,366)	$(1,458)

          For measurement purposes, a 12.0% annual rate of increase in per capita cost of covered health care benefits was assumed for 2001; the rate was assumed to decrease gradually to 5% through the year 2009 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. An increase in the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 2001 by $65,000 and the interest cost component of net periodic postretirement benefit cost for the year then ended by $5,000.

          The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.00% and 7.75% for the years ended December 31, 2001 and 2000.

          Supplemental Pension Plan-Effective October 1, 1994, Artesian Water established a Supplemental Pension Plan (the "Supplemental Plan") to provide additional retirement benefits to full-time employees hired prior to April 26, 1994. The purpose of the Supplemental Plan is to help employees save for future retiree medical costs, which will be paid by employees. The Supplemental Plan accomplishes this objective by providing additional cash resources to employees upon a termination of employment or retirement, to meet the cost of future medical expenses. Artesian Water has established a contribution based upon each employee's years of service ranging from 2% to 6% of eligible salaries and wages. Artesian Water also provides additional benefits to individuals who were over age 50 as of January 1, 1994. These individuals are referred to as the "Transition Group." Effective November 1, 1994, individuals eligible for the Transition Group had the opportunity to defer compensation to the Supplemental Plan, and to receive a transition matching contribution for 5 years. Each one-dollar of eligible salaries and wages deferred by the Transition Group was matched with three, four, or five dollars by Artesian Water based on the employee's years of service subject to certain limitations under the federal tax rules. Plan expenses, which include Company contributions and administrative fees, for the years 2001, 2000, and 1999 were approximately $220,000, $177,000 and $267,000, respectively.

NOTE 11

COMMITMENTS

          The office building and shop complex are leased at an average annual rental of $180,000 from a partnership, White Clay Realty (See Note 8). The lease renewal commenced January 1, 1998, and is being accounted for as an operating lease. The lease expires in 2002, with provisions for renewals for two 5-year periods thereafter.

          In 1995, Artesian Water entered into four 5-year leases for computer equipment and in 1997 Artesian Water entered a 10-year lease for a land easement. Both have been recorded as capital leases. Also in 1997, Artesian Water entered into a 33 year operating lease for a parcel of land with improvements located in South Bethany, a municipality in Sussex County, Delaware.

          During 1996, Artesian Water entered into a 10-year lease commitment for office space. Rent expense for 2001, 2000 and 1999 for the office space was $69,000, $67,000 and $66,000, respectively.

          Future minimum annual rental payments under these lease obligations for the five years subsequent to 2001 are as follows:

(in thousands)
2002	$246
2003	72
2004	74
2005	76
2006	13
$481

          Artesian Water has two water service interconnection agreements with two neighboring utilities, which require minimum annual purchases. Rates charged under all agreements are subject to change. Effective August 1, 1997, Artesian Water renegotiated the contract with Chester Water Authority to, among other things, reduce the minimum purchase requirements from 1,459 million gallons to 1,095 million gallons annually and to extend the contract through the year 2021. The minimum annual purchase commitments for all interconnection agreements for 2002 through 2006 and the aggregate total for the years 2007 through 2021, at current rates, are as follows:

(in thousands)
2002	$2,670
2003	2,670
2004	2,677
2005	2,670
2006	2,670
2007 through 2021	35,997
$49,354

          Expenses for purchased water were $2,752,000, $2,551,000 and $2,440,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

          In 2001, Artesian Water entered into a 5-year agreement with Allied Painting, Inc. to paint all tanks that are scheduled to be painted in the next 5 years, including those scheduled for 2001. The expenditures committed to in the agreement for the years 2002-2005 are as follows:

(in thousands)
2002	$249
2003	249
2004	249
2005	249
$996

          Budgeted mandatory utility plant expenditures, due to planned governmental highway projects which require the relocation of Artesian Water's water service mains, expected to be incurred in 2002 through 2006 are as follows:

(in thousands) (unaudited)
2002	$1,405
2003	1,700
2004	500
2005	1,200
2006	900
$5,705

          The exact timing and extent of these relocation projects is controlled primarily by the Delaware Department of Transportation.

NOTE 12

GEOGRAPHIC CONCENTRATION OF CUSTOMERS

          Artesian Water provides water utility service to customers within its established service territory in portions of Delaware, pursuant to rates filed with and approved by the PSC. As of December 31, 2001, Artesian Water was serving 66,173 customers.

NOTE 13

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

          On June 19, 2001, the PSC approved a settlement that Artesian Water entered into with Staff of the Delaware Public Service Commission ("Staff") and the Division of the Public Advocate ("DPA") on June 6, 2001. The parties' stipulated agreement provided for an increase in rates designed to provide the Company an additional $3.7 million in annualized revenues. The settlement, as approved, also allowed the Company a return on equity of 10.5%. The new rates approved by the PSC became effective July 1, 2001.

NOTE 14

NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

          Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and potentially dilutive effect of employee stock options.

          The following table summarizes the shares used in computing basic and diluted net income per share:

	Years Ended December 31,
	2001	2000	1999
	(in thousands)
Average common shares outstanding during the
period for Basic computation	2,026	2,007	1,961
Dilutive effect of employee stock options	46	37	35
Average common shares outstanding during the
period for Diluted computation	2,072	2,044	1,996

          Equity per common share was $16.87, $16.22 and $16.36 at December 31, 2001, 2000, and 1999, respectively. These amounts were computed by dividing stockholders' equity excluding preferred stock by the number of basic weighted average shares of common stock outstanding at the end of each year.

NOTE 15

Selected Consolidated Quarterly Financial Data (Unaudited)

          The following table presents certain historical consolidated statements of operations data for each quarter for the fiscal years ended December 31, 2001 and 2000.
In thousands (except	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
per share data)	2001	2000	2001	2000	2001	2000	2001	2000
Operating revenues	$6,960	$6,348	$7,974	$7,239	$8,947	$7,022	$8,106	$6,942
Operating income	$1,270	$1,073	$1,889	$1,883	$2,549	$1,644	$1,693	$1,611
Net income applicable to common stock	$ 256	$ 235	$ 885	$ 991	$1,445	$ 622	$ 684	$ 542
Income per common share
Basic	$ 0.13	$ 0.12	$ 0.44	$ 0.49	$ 0.71	$ 0.31	$ 0.34	$ 0.27
Diluted	$ 0.12	$ 0.11	$ 0.43	$ 0.48	$ 0.70	$ 0.30	$ 0.33	$ 0.26

NOTE 16

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

          In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Because the Company is regulated, goodwill that is recovered through ratemaking will continue to be amortized. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Artesian Resources Corporation and Subsidiaries:

          We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 14 (a) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Artesian Resources Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                                                      KPMG LLP

Philadelphia, Pennsylvania

February 8, 2002

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

          None.

PART III

Item 10. - Directors and Executive Officers.
Name	Age	Position

Dian C. Taylor	56

Director; Chair of the Board since July 1993, and Chief Executive Officer and President of Artesian Resources Corporation and its Subsidiaries since September 1992. Ms. Taylor has been employed by the Company since August 1991. She was formerly a consultant to the Small Business Development Center at the University of Delaware from February 1991 to August 1991 and Owner and President of Achievement Resources Inc. from 1977 to 1991. Achievement Resources, Inc. specialized in strategic planning, marketing, entrepreneurial and human resources development consulting. Ms. Taylor was a marketing director for SMI, Inc. from 1982 to 1985. Ms. Taylor is the sister of Norman H. Taylor, Jr. and the aunt of John R. Eisenbrey, Jr. She serves on the Executive and Budget Committees.

Kenneth R. Biederman	58

Director; Professor of Finance at the College of Business and Economics of the University of Delaware since May 1996. Interim Dean of the College of Business and Economics of the University of Delaware from February 1999 to June 2000. Dean of the College of Business and Economics of the University of Delaware from 1990 to 1996. Director of Chase Manhattan Bank USA from 1993 to 1996. Formerly a financial and banking consultant from 1989 to 1990 and President of Gibraltar Bank from 1987 to 1989. Previously Chief Executive Officer and Chairman of the Board of West Chester Savings Bank; Economist and former Treasurer of the State of New Jersey and Staff Economist for the United States Senate Budget Committee. He serves on the Executive; Audit; Personnel, Compensation and Benefits; Budget; and Stock Option Committees.

John R. Eisenbrey, Jr.	46

Director; owner and President of Bear Industries, Inc., a privately held mechanical contracting firm specializing in fire protection, for more than fifteen years. Mr. Eisenbrey is the nephew of Dian C. Taylor and Norman H. Taylor, Jr. He serves on the Audit; Personnel, Compensation, and Benefits; and Stock Option Committees.

Norman H. Taylor	62

Director; Manager of Facilities and Vehicle Maintenance of Artesian Water Company, Inc. since July 1997. Mr. Taylor has been employed by Artesian Water Company, Inc. since 1965 and has held various operational and supervisory positions within the Company. Mr. Taylor is the brother of Dian C. Taylor and the uncle of John R. Eisenbrey, Jr. He serves on the Budget Committee.

William C. Wyer	55

Director; Managing Director of Wilmington Renaissance Corporation (formerly Wilmington 2000) since January 1998. Wilmington Renaissance Corporation is a private organization seeking to revitalize the City of Wilmington, Delaware. Mr. Wyer has served as a Director of GMAC Bank since August 2001. President of All Nation Life Insurance and Senior Vice President of Blue Cross/Blue Shield of Delaware from September 1995 to January 1998. Managing Director of Wilmington 2000 from May 1993 to September 1995. Formerly President of Wyer Group, Inc. from 1991 to 1993 and Commerce Enterprise Group from 1989 to 1991, both of which are management-consulting firms specializing in operations reviews designed to increase productivity, cut overhead and increase competitiveness, and President of the Delaware State Chamber of Commerce from 1978 to 1989. He serves on the Executive; Audit; Budget; Stock Option, and Personnel, Compensation and Benefits Committees.

Joseph A. DiNunzio	39

Senior Vice President and Corporate Secretary of Artesian Resources Corporation and its Subsidiaries since March 2000. Mr. DiNunzio previously served as Vice President and Secretary of Artesian Resources Corporation and its Subsidiaries since January 1995. Mr. DiNunzio has been employed by the Company since 1990 and has held various executive and management level positions within the Company. Prior to joining Artesian, Mr. DiNunzio was employed by Price Waterhouse Coopers LLP from 1984 to 1989.

Susan A. Frank	40

Vice President of Customer and Community Relations of Artesian Water Company, Inc. since November 2000. Ms. Frank served as Director of The Delaware State Housing Authority from 1993 to 2000. Ms. Frank was employed by U. S. Representative Thomas R. Carper from 1985 to 1992.

Bruce P. Kraeuter	52

Vice President of Engineering and Planning of Artesian Water Company, Inc., Mr. Kraeuter has served as an officer since March 1995. Mr. Kraeuter has been employed by the Company since July 1989 and has held various executive and operational positions within the Company. Mr. Kraeuter served as Senior Engineer with the Water Resources Agency for New Castle County, Delaware from 1974 to 1989.

John J. Schreppler, II	45

Vice President, Assistant Secretary and General Counsel of Artesian Resources Corporation and Artesian Water Company, Inc. since July 2000. He previously practiced law in Wilmington, Delaware as John J. Schreppler, II P.A. from February 1999; and before that as a partner in The Bayard Firm from 1988 to 1999.

David B. Spacht	42

Vice President, Chief Financial Officer and Treasurer of Artesian Resources Corporation and Subsidiaries since January 1995. The Company has employed Mr. Spacht since 1981and he has held various executive and management level positions within the Company.

John M. Thaeder	43

Vice President of Planning and Distribution of Artesian Water Company, Inc. since February 1998. Prior to joining the Company, Mr. Thaeder was employed by Hydro Group, Inc. from 1996 to 1998 as Southeastern District Manager of Sales and Operations from Maryland to Florida. During 1995 and 1996, Mr. Thaeder was Hydro Group's Sales Manager of the Northeast Division with sales responsibilities from Maine to Florida. From 1988 to 1995, he served as District Manager of the Layne Well and Pump Division of Hydro Group.

In accordance with the provisions of the Company's By-laws, the Board is divided into three classes. Members of each class serve for three years and one class is elected each year to serve a term until his or her successor shall have been elected and qualified or until earlier resignation or removal.
The executive officers are elected or approved by our Board or our appropriate subsidiary to serve until his or her successor is appointed or shall have been qualified or until earlier death, resignation or removal.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Under Section 16(a) of the Securities Exchange Act of 1934, as amended, directors, officers and certain beneficial owners of the Company's equity securities are required to file reports of their transactions in the Company's equity securities with the Securities and Exchange Commission on specified due dates. In 2001, reports of transactions by all directors, officers and such beneficial holders were timely filed, with the exception of a late filed Form 4 for Kenneth Biederman, reporting the sale of 800 shares of the Company's Class A Common Stock. In making this statement, the Company has relied on the written representations of its directors, officers and five percent stockholders and copies of the reports that they filed with the Securities and Exchange Commission.

Item 11. - Executive Compensation.

          The following table sets forth a summary of the compensation for the three most recent fiscal years awarded or paid to or earned by the Chief Executive Officer and the next five highest paid executive officers whose annual salaries and bonuses exceeded $100,000:

Summary Compensation Table
Annual				Long Term Compensation
Compensation
					Number of Securities Underlying Options Awarded	All Other Compensation
Other
Name and Principal				Annual
Position	Year	Salary	Bonus	Compensation

Dian C. Taylor	2001	$204,615	$75,665[1]	$29,554[3]	8,000	$16,687[4]
Director, Chair,	2000	$193,270	$45,947[2]	$18,540[3]	3,000	$17,492[4]
CEO & President	1999	$175,000	$2,758	$14,262[3]	8,000	$15,639[4]

Joseph A. DiNunzio	2001	$142,692	$49,115[1]	$1,313	5,000	$13,211[4]
Senior Vice President &	2000	$133,270	$20,628[2]	$671	3,000	$12,003[4]
Corporate Secretary	1999	$115,000	$3,505	$570	2,500	$10,358[4]

David B. Spacht	2001	$131,250	$35,236[1]	$959	3,000	$10,134[4]
Vice President,	2000	$125,962	$18,046[2]	$1,071	3,000	$8,827[4]
Chief Financial Officer	1999	$115,000	$2,725	$1,668	2,500	$8,060[4]
& Treasurer

Bruce P. Kraeuter	2001	$116,106	$35,424[1]	$1,980	3,000	$12,393[4]
Vice President of	2000	$112,808	$10,272[2]	$1,507	3,000	$10,469[4]
Engineering & Planning	1999	$94,000	$2,785	$1,220	2,500	$8,552[4]

John M. Thaeder	2001	$116,106	$33,735[1]	$1,807	3,000	$6,738[4]
Vice President of	2000	$106,538	$9,839[2]	$2,193	3,000	$5,625[3]
Planning & Distribution	1999	$91,385	$2,662	$1,421	2,500	2,402[3]

John J. Schreppler, II	2001	$121,154	$32,113[1]		3,000
Vice President, Assistant	2000	$53,232	$155
Secretary & General
Counsel

(1)

Includes the realized value of the stock awards and cash bonuses approved by the Personnel, Compensation and Benefits Committee on October 1, 2001 under the Company's Cash and Stock Bonus Compensation Plan to Ms. Taylor and Messrs. DiNunzio, Spacht, Kraeuter, Thaeder and Schreppler on October 1, 2001. Ms. Taylor received 1,200 shares of Class A Stock and $18,580 in cash. Mr. DiNunzio received 750 shares of Class A Stock and $14,005 in cash. Mr. Spacht received 500 shares of Class A Stock and $8,829 in cash. Mr. Kraeuter received 500 shares of Class A Stock and $9,004 in cash. Mr. Thaeder received 500 shares of Class A Stock and $9,004 in cash. Mr. Schreppler received 500 shares of Class A Stock and $8,566 in cash. The cash portion of the bonus was issued to cover the individual tax liability associated with the stock bonus issued. The fair market value of the Class A Stock issued (and included in the table above) was $26.25 per share based on the closing price on the Nasdaq National Market on the date of the award.

(2)

Includes the realized value of the stock awards and cash bonuses approved by the Personnel, Compensation and Benefits Committee on October 1, 2001 under the Company's Cash and Stock Bonus Compensation Plan to Ms. Taylor and Messrs. DiNunzio, Spacht, Kraeuter, and Thaeder on October 1, 2001. Ms. Taylor received 1,000 shares of Class A Stock and $20,855 in cash. Mr. DiNunzio received 500 shares of Class A Stock and $9,424 in cash. Mr. Spacht received 200 shares of Class A Stock and $2,159 in cash. Mr. Kraeuter received 200 shares of Class A Stock and $2,859 in cash. Mr. Thaeder received 200 shares of Class A Stock and $2,438 in cash. The cash portion of the bonus was issued to cover the individual tax liability associated with the stock bonus issued. The fair market value of the Class A Stock issued (and included in the table above) was $22.125 per share based on the closing price on the Nasdaq National Market on the date of the award.

(3)

Includes $19,300 in 2001, $11,200 in 2000 and $12,650 in 1999 received as compensation for attendance at meetings of the Board and its committees. In 2001 and 2000, Ms. Taylor received $8,958 and $5,764, respectively, in medical expense reimbursements from the Company's Officer's Medical Reimbursement Plan.

(4)

The Company contributes two percent of an eligible employee's gross earnings to the 401(k) Deferred Compensation Retirement Plan (401(k) Plan). In addition, the Company matches fifty percent of the first six percent of the employee's gross earnings, that the employee contributes to the 401(k). The amounts disclosed in this column include our contributions under the 401(k) Plan for the fiscal year 2001-Ms. Taylor, $8,793, Mr. DiNunzio, $6,325, Mr. Spacht $2,533, Mr. Kraeuter $6,788, Mr. Thaeder $6,738, for the fiscal year 2000-Ms. Taylor $9,755, Mr. DiNunzio $6,670, Mr. Spacht $2,522, Mr. Kraeuter $5, 951, Mr. Thaeder $5,625; and for the fiscal year 1999-Ms. Taylor $8,634, Mr. DiNunzio $5,753, Mr. Spacht, $2,303, Mr. Kraeuter $4,786 and Mr. Thaeder $2,402. In addition, effective October 1, 1994, the Company established a Supplemental 401(k) Retirement Plan (the "Supplemental Plan"). All employees hired before April 26, 1994 and under the age of sixty at that date are eligible for the Supplemental Plan. Employees over the age of sixty waived participation in the plan in order to receive Company paid medical, dental and life insurance benefits upon retirement. The Company will not provide such benefits to any other current or future employees. The amounts disclosed in this column also include our contributions under the Supplemental Plan for the fiscal year 2001-Ms. Taylor $7,894, Mr. DiNunzio $6,886, Mr. Spacht $7,600, Mr. Kraeuter $5,605; for the fiscal year 2000-Ms. Taylor $7,736, Mr. DiNunzio $5,336, Mr. Spacht $6,305, Mr. Kraeuter $4,518; and for the fiscal year 1999-Ms. Taylor $7,006, Mr. DiNunzio $4,606, Mr. Spacht $5,757 and Mr. Kraeuter $3,766.

Option Grants in Last Fiscal Year
					Potential Realizable Value at
					Assumed Annual Rates of
					Stock Price Appreciation for
Individual Grants					Option Term(1)
Name/Number of	% of Total	Market Price on	Exercise	Expiration	0% ($)	5% ($)	10% ($)
Securities Underlying	Options Granted to		or Base	Date
Options	Employees	Date of	Price per
Granted	in Fiscal Year	Grant	Share

Dian C. Taylor
3,000[2]	10.6%	$24.40	$21.96	5/30/11	$ 7,320	$53,355	$123,982
5,000[3]	17.6%	24.40	26.84	5/30/06	(12,200)	21,506	62,282

Joseph A. DiNunzio
5,000[3]	17.6%	$24.40	$24.40	5/30/11		$76,725	$194,437

David B. Spacht
3,000[3]	10.6%	$24.40	$24.40	5/30/12		$46,035	$116,662

Bruce P. Kraeuter
3,000[3]	10.6%	$24.40	$24.40	5/30/11		$46,035	$116,662

John M. Thaeder
3,000[3]	10.6%	$24.40	$24.40	5/30/11		$46,035	$116,662

John J. Schreppler
3,000[3]	10.6%	$24.40	$24.40	5/30/11		$46,035	$116,662

(1)

Amounts represent the hypothetical gains that could be achieved from the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of zero percent (0%), five percent (5%) and ten percent (10%) compounded annually from the date the respective options were granted to their expiration date based upon the grant price.

(2)	Option granted for Class A Stock under the 1992 Non-Qualified Stock Option Plan. These grants vest in six months following the date of grant.
(3)	Option granted for Class A Stock under the Incentive Stock Option Plan. These grants vest annually in five equal installments from the date of grant.

The following table provides certain information concerning option exercises during 2001 by the Executive Officers named in the Summary Compensation Table and year-end option values:

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-the Money
	Shares Acquired on	Value	Options at Fiscal Year End (#)	Options at Fiscal Year End ($)
Name	Exercise (#)	Realized	Exercisable1/Unexercisable(1)	Exercisable/Unexercisable(2)

Dian C. Taylor	---	---	22,000/8,000	$280,034/$44,020
Joseph A. DiNunzio	---	---	12,600/8,900	$190,630/$66,366
David B. Spacht	2,602	$30,980	8,352/6,900	$116,005/$53,286
Bruce P. Kraeuter	---	---	9,100/6,900	$127,533/$53,286
John M. Thaeder	---	---	3,600/6,900	$ 42,253/$53,286
John J. Schreppler	---	---	0/3,000	$ 0/$19,620

(1)	All securities represent options to purchase shares of the Class A Stock.
(2)	The value of unexercised in-the-money options is calculated based on the closing price of the Class A Stock on the Nasdaq National Market on the date of grant of the option.

     Outside directors receive an annual retainer fee of $5,000 paid in advance. Each director receives $900 for each Board meeting attended, $400 for each committee meeting attended on the day of a regular board meeting and $800 for each committee meeting attended on any other day. The chair of each committee, who is also an outside director, receives an annual retainer of $500.

     The Company has an Officer's Medical Reimbursement Plan that reimburses officers for certain medical expenses not covered under the Company's medical insurance plan.

     The Company has a Cash and Stock Bonus Compensation Plan for officers. The purpose of this plan is to compensate the officers of the Company and Artesian Water, as appointed by the Board of Directors, for their contributions to the long-term growth and prosperity of the Company in the form of cash or shares of the Class A Stock of the Company. Compensation in the form of a bonus of the Class A Stock of the Company paid to such officers also serves to increase such officers' proprietary interest in the Company.

Item 12. - Security Ownership of Directors, Executive Officers and Certain Other Beneficial Owners.

          The following table sets forth the beneficial ownership of the equity securities of the Company for each director and nominee for director, each executive officer named in the Summary Compensation Table and each beneficial owner of more than five percent (5%) of the outstanding shares of any class of the Company's voting securities and all directors and executive officers, based in each case on information furnished to the Company.

Beneficial Ownership(1)
	Class A Non-Voting Common Stock		Class B Common Stock		7% Cumulative Prior Preferred Stock
	shares	percent(2)	shares	percent(2)	shares	percent(2)
Dian C. Taylor (3) 664 Churchmans Road Newark, Delaware 19702	43,288	2.6%	51,645	13.2%	24	---

Kenneth R. Biederman (3)	25,500	1.5%	---	---	---	---

John R. Eisenbrey, Jr. (3)(4) 15 Albee Drive Newark, Delaware 19702	25,063	1.5%	19,820(4)	5.1%	---	---

Norman H. Taylor, Jr. (3) (5) 1597 Porter Road Bear, Delaware 19701	7,197	---	101,007(5)	25.8%	24	---

William C. Wyer	24,000	1.5%	---	---	---	---

Joseph A. DiNunzio (3) (6)	15,621	---	46	---	---	---

Bruce P. Kraeuter (3)	13,984	---	---	---	---	---

David B. Spacht (3)	9,294	---	84	---	31	---

John J. Schreppler, II	500	---	---	---	---	---

John M. Thaeder (3)	6,334	---	606	---	---	---

Hilda Taylor 4 East Green Valley Circle Newark, DE 19711	35,736	2.2%	52,407	13.4%	285	2.6%

Louisa Taylor Welcher (7) 219 Laurel Avenue Newark, DE 19711	9,078	---	41,681	10.5%	201	1.8%

Directors and Executive Officers as a Group (11 Individuals)(8)	171,281	9.9%	173,208	44.2%	79	---
(1)

The nature of ownership consists of sole voting and investment power unless otherwise indicated. The amount also includes all shares issuable to such person or group upon the exercise of options held by such person or group to the extent such options are exercisable within 60 days after March 1, 2002.

(2)

The percentage of the total number of shares of the class outstanding is shown where that percentage is one percent or greater. Percentages for each person are based on the aggregate number of shares of the applicable class outstanding as of March 1, 2002, and all shares issuable to such person upon the exercise of options held by such person, to the extent such options are exercisable within 60 days of that date.

(3)

Includes options to purchase shares of the Class A Stock as follows: Ms. Taylor (22,000 shares); Mr. Biederman (18,000 shares); Mr. Eisenbrey (4,729 shares); Mr. Taylor (3,600 shares); Mr. Wyer (18,000 shares); Mr. DiNunzio (12,600 shares); Mr. Kraeuter (9,100 shares); Mr. Spacht (8,352 shares); and Mr. Thaeder (3,600 shares).

(4)

Includes 347 shares of the Class B Stock owned by a trust, of which Mr. Eisenbrey, Jr. is a trustee and has a beneficial ownership interest, and 196 shares of the Class B Stock held in custodial accounts for Mr. Eisenbrey, Jr.'s daughters.

(5)	Includes 718 shares of the Class B Stock and 173 shares of the Class A Stock owned by Mr. Taylor's wife for which Mr. Taylor disclaims beneficial ownership.
(6)	Includes 12 shares of the Class A Stock held in custodial accounts for Mr. DiNunzio's sons.
(7)

Includes 64 shares of the Class B Stock held jointly by Ms. Welcher's husband and son, 730 shares of the Class B Stock held by Ms. Welcher's sons, 26 shares of the Company's 7%, Prior Preferred Stock, per share, held by Ms. Welcher's sons, 137 shares of the Class A Stock held by Ms. Welcher's husband and 690 shares of the Class A Stock held by Ms. Welcher's sons, for which Ms. Welcher disclaims beneficial ownership.

(8)	Includes options to purchase 99,981 shares of the Class A Stock.

Item 13. - Transactions with Management and Affiliated Interests

          The Company's office building and shop complex are leased by Artesian Water Company, Inc. (Artesian Water), the Company's regulated water utility subsidiary, at an annual average rental of approximately $180,000 from White Clay Realty, a partnership which includes, among others, Dian C. Taylor, Louisa Welcher (sister of Dian C. Taylor and Norman H. Taylor, Jr.), the estate of Ellis D. Taylor (uncle of Dian C. Taylor and Norman H. Taylor, Jr.) and a trust in which John R. Eisenbrey, Jr. is one of the trustees and in which he has a beneficial interest. The initial term of the lease expired in 1997. Artesian Water exercised its option for the first of three five-year renewal periods under the lease, extending the term through 2002. The lease may be terminated at any time by Artesian Water through the purchase of the leased facilities for (1) an amount equal to the sum of any mortgage on such facilities and any accrued rental to date or (2) fair market value of the facilities, whichever is higher.

          In 2001, Artesian Water purchased for $875,000, certain parcels of land for water production wells from Glendale Enterprises Limited, a company wholly-owned by the estate of Ellis D. Taylor.

          On April 29, 1999, the Company entered into an agreement with Ellis D. Taylor, who has since passed away, and his spouse, Helena C. Taylor (the "Taylor's"), to repurchase 126,353 shares of Class B Stock and 24,165 shares of Class A Stock (the "Taylor Stock") owned by the Taylor's. On May 4, 1999, the Company executed a promissory note (the "Note") in the principal amount of $4,450,000 representing the purchase price of the Taylor Stock. Commencing on June 30, 1999, the Note is payable quarterly, on a calendar basis, over a four-year period. The outstanding balance on the Note bears interest in an amount based on the quarterly dividend the Taylor's would have received on the Stock transferred to the Company but not yet paid for by the Company. In addition, the principal installment is adjusted on a quarterly basis to reflect changes in the book value per common share of the Company as reported in its most recent quarterly financial statement distributed to stockholders prior to the quarterly payment. For the year ended December 31, 2001, principal payments (including book value adjustments) totaled $1,182,000 and interest payments totaled $78,000. At December 31, 2001, the Company had $1,391,000 outstanding under the notes.

Item 14. - Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

Page(s)*
The following documents are filed as part of this report:
(1) Financial Statements:
Consolidated Balance Sheets at December 31, 2001 and 2000	18
Consolidated Statements of Operations for the three years ended December 31, 2001	19
Consolidated Statements of Cash Flows for the three years ended December 31, 2001	20
Consolidated Statements of Changes in Stockholders' Equity for the three years
ended December 31, 2001	21-23
Notes to Consolidated Financial Statements	24-38
Report of Independent Accountants	39
(2) Exhibits: The Exhibits listed in the accompanying Index to Exhibits are
filed as part of, or incorporated by reference into, this Form 10-K Annual Report.	50-54
(3) Financial Statement Schedule:
Schedule II: Valuation and Qualifying Accounts	54

* Page number shown refers to page number in this Report on Form 10-K.
All other schedules are omitted because they are not applicable or required.

SIGNATURES
ARTESIAN RESOURCES CORPORATION

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized .

Date: 3/26/02	By: David B. Spacht /s/
David B. Spacht, Vice President, Chief
Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Each person in so signing also makes, constitutes and appoints Dian C. Taylor, Chairman, President, and
Chief Executive Officer of Artesian Resources Corporation, and David B. Spacht, Vice President, Chief
Financial Officer and Treasurer of Artesian Resources Corporation, and each of them acting alone, as his or her true and lawful attorneys-in-fact, in his or her name, place and stead, to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

Signature	Title	Date
Principal Executive Officer:
Dian C. Taylor /s/
Dian C. Taylor	President and Chief Executive Officer	3/26/02

Principal Financial and Accounting Officer:
David B. Spacht /s/
David B. Spacht	Vice President, Chief Financial Officer	3/26/02
and Treasurer
Directors:
Dian C. Taylor /s/
Dian C. Taylor	Director	3/26/02

Norman H. Taylor, Jr. /s/
Norman H. Taylor, Jr.	Director	3/26/02

Kenneth R. Biederman /s/
Kenneth R. Biederman	Director	3/26/02

William C. Wyer /s/
William C. Wyer	Director	3/26/02

John R. Eisenbrey, Jr. /s/
John R. Eisenbrey, Jr.	Director	3/26/02

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2001

INDEX TO EXHIBITS
Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company effective May 26, 1995 incorporated by reference to Exhibit 3 filed with the Company Form 10-Q for the quarter ended June 30, 1995.

3.3	By-Laws of the Company effective April 27, 1993 incorporated by reference filed with the Artesian Resources Corporation Form 8-K filed April 27, 1993.

4.1	Thirteenth and Fourteenth Indentures dated as of June 17, 1997 between the Artesian Water
Company, Inc., subsidiary of the Company , and the Wilmington Trust Company, as Trustee.
Incorporated by reference to the exhibits filed with the Company's Form 10-Q for the quarter ended June 30, 1997.

4.2	Twelfth Supplemental Indenture dated as of December 5, 1995 between the Artesian Water
Company, Inc. subsidiary of the Company and Wilmington Trust Company, as Trustee.
Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

4.3	Eleventh Supplemental Indenture dated as of February 16, 1993 between Artesian Water
Company, Inc., subsidiary of the Company and Principal Mutual Life Insurance Company.
Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

4.4	Tenth Supplemental Indenture dated as of April 1, 1989 between Artesian Water Company,
Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee. Incorporated
by reference to the exhibit filed with the Company's Registration Statement on Form 10 filed April 30, 1990 and as amended by Form 8 filed on June 19, 1990.

10.1	Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option
Plan, as amended.* **

10.2	Lease dated as of March 1, 1972 between White Clay Realty Company and Artesian Water
Company, Inc. incorporated by reference to the exhibit filed with the Company's
Registration Statement on Form 10 filed April 30, 1990 and as amended by Form 8 filed on June 19, 1990.

10.3	Artesian Resources Corporation Cash and Stock Bonus Compensation Plan for Officers
incorporated by reference to the exhibit filed with the Company's Form 10-K for the year ended December 31, 1993.**

10.4	Artesian Resources Corporation Incentive Stock Option Plan incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the year ended
December 31, 1995.**

10.5	Share Repurchase Agreement dated April 28, 1999 and related Promissory Note dated
May 4, 1999.

10.6	"Officer's Medical Reimbursement Plan dated May 27, 1992.* **

11	Statement Re: Computation of Net Income per Class A and Class B Common Shares.*

21	Subsidiaries of the Company as of December 31, 2001.*

23.1	The consent of KPMG LLP.*

24.1	Power of Attorney (included on signature page).*

____________________________
*	Filed herewith.
**	Compensation plan or arrangement required to be filed or incorporated as an exhibit.

EXHIBIT 10.6

OFFICER'S MEDICAL REIMBURSEMENT PLAN

May 27, 1992

It is anticipated that the adoption of this accident and medical reimbursement plan (the "Plan") by Artesian Resources Corporation and its subsidiaries (the "Company") will promote the well-being of the Company and its Officers by assisting its Officers in defraying their medical expenses. The Plan is adopted by the Company in consideration of services rendered to it by the Participants, as defined at (1)(c) below; but payments made by the Company under this Plan are not to be taken into account in computing the compensation which Participants shall otherwise be entitled to receive for their services to the Company.
(1)	As used in this Plan, the following words and phrases shall have the following meanings respectively:
	(a)	"Medical and Dental Care" means-
(i) the diagnosis, care, mitigation, treatment, or prevention of disease, or procedures performed for the purpose of affecting any structure or function of the body, or
(ii) transportation primarily for and essential to Medical and Dental Care referred to in (i) above, or

(iii)  medicine and drugs primarily for aid essential to Medical and Dental Care and as         further described in Treasury Regulation, Section 1.213-1(e)(2), this definition to be         construed in accordance with Section 213(d)(1) of the Internal Revenue Code.

(b)

"Medical Expenses" means and includes any and all expenses incurred during a calendar year by a Participant or Participant's spouse for Medical and Dental Care (including amounts paid for accident and health insurance), regardless of whether the expenses were incurred in connection with the Participant's employment with the Company.

	(c)	"Participants" shall be all persons appointed as Officers of the Company by the Board of Directors of the Company.
(d)

The "Maximum Amount" of reimbursement for each calendar year is ten percent of a Participant's base annual salary for such year provided, however, that the foregoing amount is predicated upon full employment of fifty-two weeks as an Officer with the Company during the calendar year and shall be reduced proportionately for each day the Participant in question is not employed as an Officer of the Company during the calendar year.

	(e)	"Discretion" means sole, absolute and uncontrolled discretion, not limited by any restrictions of consistency.
(2)

The Company shall, upon request by a Participant made at any time not later than fifteen days following the close of each calendar year, pay all or part of the Medical Expenses of the Participant incurred during such year, or reimburse the Participant for such Medical Expenses; provided, however, that-

(a)

Such payments may be made directly to a Participant or paid to a Participant indirectly (for example, but not by way of limitation, by paying the bill of a doctor, hospital or insurer so as to discharge, in whole or in part, a liability of the Participant), whichever the Participant shall request.

(b)

Such payments in respect of a calendar year to or in respect of a Participant shall be limited in the aggregate to the Maximum Amount. In the event that for any reason (whether termination of employment, mathematical error or otherwise) the aggregate payments made for a calendar year to or for the benefit of a particular Participant exceed the Maximum Amount, such excess shall be a debt owing by the Participant to the Company and may be collected by the Company by set-off, withholding or any other method.

(c)

Payments will be made upon proof of the Medical Expenses in question, such proof to be in such form as the Board of Directors shall in its Discretion determine and decide. It is not necessary, however, that the Medical Expenses be paid by the Participant or the Participant's spouse prior to reimbursement under this Plan, but merely that, if not yet paid, there exists an obligation to pay them.

(d)

Premiums paid by the Company under any group accident or health insurance policy which may be maintained by the Company covering or for the benefit of all or some of its employees shall not to any extent be regarded as payments made under the Plan, even if such employees include one or more Participants.

(3)

The Company shall promptly notify all of the Participants of the existence of the Plan and shall exhibit to them, or furnish them with, a copy of the Plan; and their rights under the Plan shall be enforceable against the Company.

(4)

This Plan is not intended to be, nor shall be construed as constituting, a contract or other arrangement between the Company and any Participant to the effect that the Participant will be employed for any specific period of time. The Plan may be amended, suspended or terminated at any time by the Company, but such action shall not adversely affect the rights of any Participant with respect to any request already made by him under paragraph 2 above for Medical Expenses previously incurred.

(5)

The Board of Directors may construe any ambiguous provisions for the Plan, correct any defect, supply any omission, or reconcile any inconsistency, in such manner and to such extent as the Board in its Discretion may determine; and any such action of the Board shall be binding and conclusive upon all Participants.

EXHIBIT 11

ARTESIAN RESOURCES CORPORATION
COMPUTATION OF NET INCOME PER COMMON SHARE
	2001	2000	1999
Earnings
Income Applicable to Common Stock Shares,	$3,270,342	$2,389,731	$2,908,939
to Class A non-voting and Class B Common Stock
Weighted average number of shares outstanding
Basic	2,026,276	2,007,190	1,960,542
Diluted	2,071,543	2,043,965	1,996,141
Net Income per Common Share, to Class A
non-voting and Class B Common Stock
Basic	$1.61	$1.19	$1.48
Diluted	$1.58	$1.17	$1.46

EXHIBIT 21

ARTESIAN RESOURCES CORPORATION AND SUBSIDIARY COMPANIES

Subsidiaries of Registrant

The following list includes the Registrant and all of its subsidiaries as of December 31, 2001. The voting equity interests of each company shown is owned, to the extent indicated by the percentage, the company immediately above, which is not intended to the same degree. All subsidiaries of the Registrant appearing in the following table are included in the consolidated financial statements of the Registrant and its subsidiaries.
Name of Company	State of Incorporation	Percentage of Voting Equity Interests Owned

Artesian Resources Corporation	Delaware	100
Artesian Water Company, Inc.	Delaware	100
Artesian Water Company of Pennsylvania Inc.	Pennsylvania	100
Artesian Development Corporation	Delaware	100
Artesian Wastewater Management, Inc.	Delaware	100
AquaStructure Delaware, LLC	Delaware	33 1/3

ARTESIAN RESOURCES CORPORATION
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
Additions	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at the End of Period

Classification
For the Year Ended December 31, 2001 Valuation allowance for deferred tax assets	$685,000			$95,000	$590,000
For the Year Ended December 31, 2000 Valuation allowance for deferred tax assets	$670,540		$14,460		$685,000
For the Year Ended December 31, 1999 Valuation allowance for deferred tax assets	$665,000		$ 5,540		$670,540