Form 10-K/A
ARTESIAN RESOURCES CORP
filed 2002-04-10
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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

(302) 453 - 6900
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

          Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

          The aggregate market value of the non-voting and voting stock held by non-affiliates of the registrant at March 1, 2002 was $46,447,073 and $3,803,280, respectively.

          As of March 1, 2002, 1,663,262 shares and 391,824 shares of Class A Non-Voting Common Stock and Class B Common Stock, respectively, were outstanding.

Note: Artesian Resources Corporation (the "Company") is filing Form 10-K/A due to the inadvertent omission of Exhibit 23.1, to the Company's previously filed Annual Report on Form 10-K, for the year ended December 31, 2001: Consent of KPMG LLP.

SIGNATURES
ARTESIAN RESOURCES CORPORATION

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 4/10/02	By: David B. Spacht /s/
David B. Spacht, Vice President, Chief
Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Signature	Title	Date
Principal Executive Officer:
*
Dian C. Taylor	President and Chief Executive Officer	4/10/02

Principal Financial and Accounting Officer:
*
David B. Spacht	Vice President, Chief Financial Officer	4/10/02
and Treasurer
Directors:
*
Dian C. Taylor	Director	4/10/02

*
Norman H. Taylor, Jr.	Director	4/10/02

*
Kenneth R. Biederman	Director	4/10/02

*
William C. Wyer	Director	4/10/02

*
John R. Eisenbrey, Jr.	Director	4/10/02

* By David B. Spacht, as attorney-in-fact and agent of the undersigned.

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2001

INDEX TO EXHIBITS
Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company effective May 26, 1995 incorporated by reference to Exhibit 3 filed with the Company Form 10-Q for the quarter ended June 30, 1995.

3.3	By-Laws of the Company effective April 27, 1993 incorporated by reference filed with the Artesian Resources Corporation Form 8-K filed April 27, 1993.

4.1	Thirteenth and Fourteenth Indentures dated as of June 17, 1997 between the Artesian Water
Company, Inc., subsidiary of the Company , and the Wilmington Trust Company, as Trustee.
Incorporated by reference to the exhibits filed with the Company's Form 10-Q for the quarter ended June 30, 1997.

4.2	Twelfth Supplemental Indenture dated as of December 5, 1995 between the Artesian Water
Company, Inc. subsidiary of the Company and Wilmington Trust Company, as Trustee.
Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

4.3	Eleventh Supplemental Indenture dated as of February 16, 1993 between Artesian Water
Company, Inc., subsidiary of the Company and Principal Mutual Life Insurance Company.
Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

4.4	Tenth Supplemental Indenture dated as of April 1, 1989 between Artesian Water Company,
Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee. Incorporated
by reference to the exhibit filed with the Company's Registration Statement on Form 10 filed April 30, 1990 and as amended by Form 8 filed on June 19, 1990.

10.1	Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option
Plan, as amended.* **

10.2	Lease dated as of March 1, 1972 between White Clay Realty Company and Artesian Water
Company, Inc. incorporated by reference to the exhibit filed with the Company's
Registration Statement on Form 10 filed April 30, 1990 and as amended by Form 8 filed on June 19, 1990.

10.3	Artesian Resources Corporation Cash and Stock Bonus Compensation Plan for Officers
incorporated by reference to the exhibit filed with the Company's Form 10-K for the year ended December 31, 1993.**

10.4	Artesian Resources Corporation Incentive Stock Option Plan incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the year ended
December 31, 1995.**

10.5	Share Repurchase Agreement dated April 28, 1999 and related Promissory Note dated
May 4, 1999 incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended March 31, 1999.

10.6	"Officer's Medical Reimbursement Plan dated May 27, 1992.* **

11	Statement Re: Computation of Net Income per Class A and Class B Common Shares.*

21	Subsidiaries of the Company as of December 31, 2001.*

23.1	Consent of KPMG LLP.***

24.1	Power of Attorney (included on signature page).*

____________________________
*	Previously filed as an exhibit to the Artesian Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001.
**	Compensation plan or arrangement required to be filed or incorporated as an exhibit.
***	Filed herewith.

CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statement (No. 333-78043) on Form S-8 of Artesian Resources Corporation of our report dated February 8, 2002, with respect to the consolidated balance sheets of Artesian Resources Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001, and the related financial statement schedule, which report appears in the December 31, 2001, annual report on Form 10-K of Artesian Resources Corporation.
/s/ KPMG LLP

Philadelphia, Pennsylvania

April 3, 2002