Form 10-Q
period 2002-03-31
ARTESIAN RESOURCES CORP
filed 2002-05-08
CIK 863110

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
or

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                              to

Commission file number 0-18516

ARTESIAN RESOURCES CORPORATION
(exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization:	Delaware
I.R.S. Employer Identification Number:	51-0002090
Address of principal executive officers:	664 Churchmans Road Newark, Delaware 19702
Registrant's telephone number, including area code	(302) 453-6900

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

        As of March 31, 2002, 1,663,262, shares and 391,824 shares of Class A Non-Voting Common Stock and Class B Common Stock, respectively, were outstanding.

ARTESIAN RESOURCES CORPORATION
INDEX TO FORM 10-Q

			Page(s)
Part I	—	Financial Information:
Item 1	—	Financial Statements Consolidated Balance Sheet March 31, 2002 and December 31, 2001	2
		Consolidated Statement of Income for the three months ended March 31, 2002 and 2001	3
		Consolidated Statement of Retained Earnings for the three months ended March 31, 2002 and 2001	4
		Consolidated Statement of Cash Flows for the three months ended March 31, 2002 and 2001	5
		Notes to the Consolidated Financial Statements	6-7
Item 2	—	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-10
Item 3	—	Quantitative and Qualitative Disclosures about Market Risk	10
Part II	—	Other Information:	10
Item 1	—	Legal Proceedings	10
Item 6	—	Exhibits and Reports on Form 8-K	10-11
Signatures			12

Part I—Financial Information

Item I—Financial Statements
ARTESIAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)
(in thousands)

	March 31, 2002	December 31, 2001
ASSETS
Utility plant and equipment, at original cost less accumulated depreciation	$157,629	$152,356
Current assets
Cash and cash equivalents	369	1,053
Accounts receivable, net	2,473	2,610
Unbilled operating revenues	2,063	2,159
Materials and supplies — at cost on FIFO basis	650	616
Prepaid property taxes	293	589
Prepaid expenses and other	286	448

	6,134	7,475

Other assets
Non-utility property (less accumulated depreciation 2002-$84; 2001-$82)	296	297
Other deferred assets	1,178	1,178

	1,474	1,475

Regulatory assets, net	2,159	2,228

	$167,396	$163,534

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$2,057	$2,040
Additional paid-in capital	25,389	25,107
Retained earnings	6,934	7,026
Preferred stock	272	272

Total stockholders' equity	34,652	34,445

Preferred stock-mandatorily redeemable, net of current portion	100	200
Long-term debt, net of current portion	49,100	49,370

	83,852	84,015

Current liabilities
Notes payable	20,042	16,118
Current portion of long-term debt	1,252	1,328
Current portion of mandatorily redeemable preferred stock	100	100
Accounts payable	3,755	4,745
Overdraft payable	1,625	983
Income taxes payable	354	38
Deferred income taxes	197	229
Interest accrued	316	555
Customer deposits	413	414
Other	1,164	988

	29,218	25,498

Deferred credits and other liabilities
Net advances for construction	18,952	18,754
Postretirement benefit obligation	1,344	1,360
Deferred investment tax credits	896	904
Deferred income taxes	5,672	5,660

	26,864	26,678

Commitments and contingencies
Net contributions in aid of construction	27,462	27,343

	$167,396	$163,534

The notes are an integral part of the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	For the Quarter Ended March 31,
	2002	2001
Operating revenues
Water sales	$7,570	$6,835
Other utility operating revenue	158	112
Non-utility revenue	16	13

	7,744	6,960

Operating expenses
Utility operating expenses	4,542	4,302
Related party expenses	44	44
Non-utility operating expenses	16	14
Depreciation and amortization	812	708
State and federal income taxes	373	169
Property and other taxes	445	453

	6,232	5,690

Operating income	1,512	1,270
Allowance for funds used during construction (AFUDC)	124	76
Other income (expense), net	28	10

Income before interest charges	1,664	1,356
Interest charges	1,116	1,085

Net income	548	271
Dividends on preferred stock	12	15

Net income applicable to common stock	$536	$256

Income per common share:
Basic	$0.26	$0.13

Diluted	$0.25	$0.12

Cash dividend per common share	$0.29	$0.275

Average common shares outstanding
Basic	2,051	2,017

Diluted	2,112	2,058

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

(Unaudited)

(in thousands)

	For the Quarter Ended March 31,
	2002	2001
Balance, beginning of period	$7,026	$6,070
Net income	548	271

	7,574	6,341
Less: Dividends	614	583
Common stock-repurchase	26	16

Balance, end of period	$6,934	$5,742

The notes are an integral part of the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Quarter Ended March 31,
	2002	2001
Cash Flows From Operating Activities
Net income	$548	$271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	773	671
Deferred income taxes, net	(28)	8
Allowance for funds used during construction (AFUDC)	(124)	(76)
Changes in assets and liabilities:
Accounts receivable	137	(76)
Unbilled operating revenue	96	185
Materials and supplies	(34)	26
Accrued state and federal income taxes	316	23
Prepaid property taxes	296	296
Prepaid expenses and other	162	91
Other deferred assets	—	21
Regulatory assets	69	131
Postretirement benefit obligation	(16)	(24)
Accounts payable	(990)	6
Interest accrued	(239)	54
Customer deposits and other, net	175	132

Net Cash Provided by Operating Activities	1,141	1,739

Cash Flows From Investing Activities
Capital expenditures (net of AFUDC)	(6,066)	(5,601)
Proceeds from sale of assets	—	7

Net Cash Used in Investing Activities	(6,066)	(5,594)

Cash Flow From Financing Activities
Net borrowings under line of credit agreement	3,924	5,095
Overdraft payable	642	(426)
Net advances and contributions in aid of construction	463	120
Net proceeds from stock transactions	272	108
Dividends	(614)	(583)
Repayment of long-term debt	(346)	(278)
Retirement of preferred stock	(100)	(100)

Net Cash Provided by Financing Activities	4,241	3,936

Net (Decrease) Increase in Cash and Cash Equivalents	(684)	81
Cash and Cash Equivalents at Beginning of Period	1,053	392

Cash and Cash Equivalents at End of Period	$369	$473

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,339	$1,010

Income taxes paid	$—	$—

The notes are an integral part of the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — General

        The unaudited consolidated financial statements of Artesian Resources Corporation and its wholly-owned subsidiaries (the Company or Artesian Resources), including its principal operating company, Artesian Water Company, Inc. (Artesian Water), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures prescribed by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards and, in the opinion of management such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Company's financial position and results of operations. The results of operations for the interim periods may not be indicative of the results that may be expected for the entire year.

Note 2 — Regulatory Assets

        Certain expenses are recoverable through rates, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the Delaware Public Service Commission (Delaware PSC). Expenses related to rate proceedings are amortized on a straight-line basis over a period of 2 years. The postretirement benefit obligation, which is being amortized over 20 years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments. The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customers reverse. Regulatory assets, net of amortization, comprise:

	March 31, 2002	December 31, 2001
	(in thousands)

Postretirement benefit obligation	$1,344	$1,360
Deferred income taxes recoverable in future rates	654	657
Expense of rate proceedings	161	211

	$2,159	$2,228

Note 3 — Related Party Transactions

        The office building and shop complex utilized by Artesian Water are leased at an average annual rental of $180,000 from a partnership, White Clay Realty, in which certain of Artesian Resources' officers and directors are partners. The lease expires at the end of 2002, with provisions for renewals for two consecutive 5-year periods thereafter. Management believes that the payments made to White Clay Realty for the lease of its office building and shop complex and maintenance costs, taxes and other ownership type costs paid are comparable to what Artesian Water would have to pay to unaffiliated parties for similar facilities.

        Expenses associated with related party transactions are as follows:

	For the Quarter Ended March 31,
	2002	2001
	(in thousands)

White Clay Realty	$44	$44

Note 4 — Net Income Per Common Share and Equity Per Common Share

        Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options. The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Quarter Ended March 31,
	2002	2001
	(in thousands)

Average common shares outstanding during the period for basic computation	2,051	2,017
Dilutive effect of employee stock options	61	41

Average common shares outstanding during the period for diluted computation	2,112	2,058

        Book value per common share was $16.71 and $16.75 at March 31, 2002 and December 31, 2001, respectively. These amounts were computed by dividing stockholders' equity excluding preferred stock by the number of shares of common stock outstanding at the end of each period.

Note 5 — Impact of Recent Accounting Pronouncements

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

Note 6 — Rate Proceedings

        On April 2, 2002, Artesian Water filed a rate increase application with the Delaware PSC to request a rate increase of 23.1%, or approximately $7.5 million on an annualized basis. Artesian Water anticipates placing temporary rates into effect, 60 days from the filing date, June 1, 2002, up to the statutory limit of $2.5 million on an annualized basis, until the level of permanent rates is decided by the Delaware PSC.

ITEM 2—ARTESIAN RESOURCES CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2002

RESULTS OF OPERATIONS

Overview

        Artesian Resources is a non-operating holding company whose income is derived from the earnings of its four wholly owned subsidiary companies and its interest in AquaStructure Delaware LLC. Artesian Water, our principal subsidiary, is the oldest and largest regulated public water utility in the State of Delaware and has been providing water within the state since 1905. We distribute and sell water to residential, commercial, industrial, governmental, municipal and utility customers throughout Delaware. As of March 31, 2002, we had approximately 66,477 metered customers and served a population of approximately 220,000, approximately 27% of Delaware's total population.

        The Delaware Public Service Commission, or Delaware PSC, regulates Artesian Water's rate charges for water service, the issuance of Certificates of Public Conveniences and Necessity, the sale and issuance of securities by Artesian Water and other matters. We periodically seek and receive rate increases to cover the cost of increased expenses due to additional investments in utility plant and equipment and other costs of doing business. Increases in customers served by Artesian Water also contribute to increases in our operating revenues. We continue our efforts to contain expenses and improve efficiencies that contribute to increases in our operating income. Our business is also subject to seasonal fluctuations and the effects of weather.

Operating Revenues

        Revenues totaled $7.7 million for the quarter ended March 31, 2002 and were 11.3% above revenues of $7.0 million for the quarter ended March 31, 2001, reflecting an increase in water sales of 10.8% due to customer growth and rate increases approved by the Delaware PSC, effective February 1, 2001 and July 1, 2001. We realized 97.8% of our total revenue for the quarter ended March 31, 2002 from the sale of water and 2.2% of our revenue principally from contract operations, antenna leases on water tanks and wastewater management services.

        We filed an application with the Delaware PSC on December 5, 2000, to increase rates for water service for all of Artesian Water's customers. A temporary rate increase, calculated to increase annualized revenues $2.5 million, was approved by the Delaware PSC and placed into effect on February 3, 2001. In Delaware, utilities are permitted to place rates into effect on a temporary basis pending completion of a rate increase proceeding. If such rates are found to be in excess of rates the Delaware PSC finds to be appropriate, the utility must refund the portion found in excess to customers with interest. We received final approval on June 19, 2001, to increase rates up to a total annualized increase in revenues of $3.7 million, or $1.2 million more than permitted under temporary rates. The approval was the result of a stipulated settlement reached by the Delaware PSC Staff and Division of Public Advocate. The increase in revenues for the various customer classes will not consistently match changes in consumption levels for the class primarily due to our use of a multiple rate block structure. This structure charges different rates for different levels of consumption. In addition, rate increases are distributed among the rate blocks and service charges through a cost of service analysis and may not reflect, on an individual class or charge basis, the overall increase in rates approved by the Delaware PSC.

Operating Expenses

        Operating expenses, excluding depreciation and taxes, increased $242,000, or 5.6%, to $4.6 million for the quarter ended March 31, 2002. The increase in operating expenses resulted primarily from an increase in payroll and related expenses, purchased water expenditures and tank painting expenses. Payroll and related expenses increased $63,000 during the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 principally due to increases in annual merit compensation. Purchased water expenditures increased $61,000 during the quarter ended March 31, 2002 over the comparable period in 2001, primarily due to the resting of two well fields. Tank painting expenses increased $49,000 during the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 because the quarter ended March 31, 2002 includes three months of expense versus one month of expense in the quarter ended March 31, 2001 due to the March 1, 2001 start date of a five year tank painting contract. The ratio of operating expense, excluding depreciation and taxes, to total revenue was 59.4% for the quarter ended March 31, 2002, compared to 62.6% for the quarter ended March 31, 2001.

        Depreciation and amortization expense increased $104,000, or 14.7%, for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001, due to increases in our utility plant and equipment. Income tax expense increased $204,000 for the quarter ended March 31, 2002 over the quarter ended March 31, 2001 due to increased profitability.

Interest Charges

        Interest charges increased $31,000, or 2.9%, for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001, primarily due to an increase in interest related to the $4.3 million note issued to the Delaware Department of Health and Social Services on January 31, 2001. Interest began to accrue when we received the funds in August 2001.

Net Income

        For the quarter ended March 31, 2002, our net income applicable to common stock increased $280,000 compared to the same period in 2001. The increase in net income was primarily due to rate increases authorized in 2001 and continued customer growth.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary sources of liquidity for the quarter ended March 31, 2002 were $3.9 million in proceeds from our lines of credit and $1.1 million provided by cash flow from operating activities. Cash flow from operating activities was primarily provided by our utility operations, and was impacted by the timeliness and adequacy of rate increases.

        A significant part of our ability to maintain and meet our financial objectives is to assure our investments in utility plant and equipment are recovered in the rates charged to customers. As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment. On April 2, 2002, Artesian Water filed a rate increase application with the Delaware PSC to request a rate increase of 23.1%, or $7.5 million on an annualized basis. Artesian Water anticipates placing temporary rates into effect, 60 days from the filing date, June 1, 2002, up to the statutory limit of $2.5 million on an annualized basis, until the level of permanent rates is decided by the Delaware PSC.

        At March 31, 2002, Artesian Water had lines of credit with three separate financial institutions totaling $35.0 million to meet its temporary cash requirements. These revolving credit facilities are unsecured. As of March 31, 2002, we had $15.0 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate plus 1.0% or, at our discretion, the bank's federal funds rate plus 1.0% and at March 31, 2002 the weighted average rate was 2.52%. All the facilities are reviewed annually by each bank for renewal.

CAUTIONARY STATEMENT

        Statements in this Quarterly Report on Form 10-Q which express our "belief", "anticipation" or "expectation", as well as other statements which are not historical facts including statements regarding the amount and timing of temporary and permanent rate increases, our investment plans in 2002 and whether we will conduct a equity or debt offering, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors, such as developments in our current rate proceeding, competitive market pressures, material changes in demand from larger customers, changes in weather, changes in government policies, changes in economic conditions, and other matters listed under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, could cause results to differ materially from those in the forward-looking statements. The Company does not undertake to update any of the forwarding-looking statements included in this Quarterly Report on Form 10-Q.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

        There are no material legal proceedings pending at this date.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

Exhibit Number	Description
3	Articles of Incorporation and By-Law
3.1
Restated Certificate of Incorporation of the Company effective May 26, 1995, incorporated by reference to the exhibit filed with Artesian Resources Corporation Form 10-Q for the quarter ended June 30, 1995.
3.2	By-Laws of the Company effective April 27, 1993, incorporated by reference to the exhibit filed with the Artesian Resources Corporation Form 8-K filed April 27, 1993.
4	Instruments Defining the Rights of Security Holders, Including Indentures
4.1*	Fifteenth Indenture dated as of December 1, 2000 between Artesian Water Company Inc., Subsidiary of Artesian Resources Corporation, and Wilmington Trust Company, as Trustee.
4.2
Thirteenth and Fourteenth Indentures dated as of June 17, 1997, between Artesian Water Company, Inc., subsidiary of Artesian Resources Corporation, and Wilmington Trust Company, as Trustee, incorporated by reference to the exhibits filed with Artesian Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

*
Filed herewith.

Exhibit Number	Description
4.3	Twelfth Supplemental Indenture dated as of December 5, 1995, between Artesian Water Company, Inc. subsidiary of Artesian Resources Corporation, and Wilmington Trust Company, as Trustee, incorporated by reference to the exhibit filed with the Artesian Resources Corporation Annual Report on Form 10-K for the year ended December 31, 1995.
4.4	Eleventh Supplemental Indenture dated as of February 16, 1993, between Artesian Water Company, Inc., subsidiary of Artesian Resources Corporation, and Principal Mutual Life Insurance Company, incorporated by reference to the exhibit filed with Artesian Resources Corporation Annual Report on Form 10-K for the year ended December 31, 1992.
4.5	Tenth Supplemental Indenture dated as of April 1, 1989, between Artesian Water Company, Inc., subsidiary of Artesian Resources Corporation, and Wilmington Trust Company, as Trustee, incorporated by reference to the exhibit filed with Artesian Resources Corporation Registration Statement on Form 10 filed April 30, 1990, and as amended by Form 8 filed on June 19, 1990.
Other Supplemental Indentures with amounts authorized less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis will be furnished upon request.
10	Material Contracts
10.1	Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan, as amended, incorporated by reference to the exhibit filed with the Artesian Resources Corporation Annual Report on Form 10-K for year ended December 31, 2001.
10.2	Lease dated as of March 1, 1972, between White Clay Realty Company and Artesian Water Company, Inc. incorporated by reference to the exhibit filed with Artesian Resources Corporation Registration Statement on Form 10 filed April 30, 1990, and as amended by Form 8 filed June 19, 1990.
10.3	Artesian Resources Corporation Cash and Stock Bonus Compensation Plan for Officers incorporated by reference to the exhibit filed with the Artesian Resources Corporation Annual Report on Form 10-K for the year ended December 31, 1993.
10.4	Artesian Resources Corporation Incentive Stock Option Plan incorporated by reference to the exhibit filed with the Artesian Resources Corporation Annual Report on Form 10-K for the year ended December 31, 1995.
10.5	Share Repurchase Agreement dated April 28, 1999, and related Promissory Note dated May 4, 1999 incorporated by reference to exhibit filed with Artesian Resources Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
10.6	Officer's Medical Reimbursement Plan dated May 27, 1992, incorporated by reference to exhibit filed with the Artesian Resources Corporations Form 10-K for the year ended December 31, 2001.
(b)
Reports on Form 8-K. There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ARTESIAN RESOURCES CORPORATION
May 8, 2002	/s/ DIAN C. TAYLOR Dian C. Taylor President, CEO, and Chair of the Board Artesian Resources Corporation and Subsidiaries

May 8, 2002	/s/ DAVID SPACHT David Spacht Vice President, Chief Financial Officer, and Treasurer Artesian Resources Corporation and Subsidiaries

EXHIBIT INDEX

Exhibit Number	Description	Page
3	Articles of Incorporation and By-Law
3.1	Restated Certificate of Incorporation of the Company effective May 26, 1995, incorporated by reference to the exhibit filed with Artesian Resources Corporation Form 10-Q for the quarter ended June 30, 1995.
3.2	By-Laws of the Company effective April 27, 1993, incorporated by reference to the exhibit filed with the Artesian Resources Corporation Form 8-K filed April 27, 1993.
4	Instruments Defining the Rights of Security Holders, Including Indentures
4.1*	Fifteenth Indenture dated as of December 1, 2000 between Artesian Water Company Inc., Subsidiary of Artesian Resources Corporation, and Wilmington Trust Company, as Trustee.
4.2	Thirteenth and Fourteenth Indentures dated as of June 17, 1997, between Artesian Water Company, Inc., subsidiary of Artesian Resources Corporation, and Wilmington Trust Company, as Trustee, incorporated by reference to the exhibits filed with Artesian Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.
4.3	Twelfth Supplemental Indenture dated as of December 5, 1995, between Artesian Water Company, Inc. subsidiary of Artesian Resources Corporation, and Wilmington Trust Company, as Trustee, incorporated by reference to the exhibit filed with the Artesian Resources Corporation Annual Report on Form 10-K for the year ended December 31, 1995.
4.4	Eleventh Supplemental Indenture dated as of February 16, 1993, between Artesian Water Company, Inc., subsidiary of Artesian Resources Corporation, and Principal Mutual Life Insurance Company, incorporated by reference to the exhibit filed with Artesian Resources Corporation Annual Report on Form 10-K for the year ended December 31, 1992.
4.5	Tenth Supplemental Indenture dated as of April 1, 1989, between Artesian Water Company, Inc., subsidiary of Artesian Resources Corporation, and Wilmington Trust Company, as Trustee, incorporated by reference to the exhibit filed with Artesian Resources Corporation Registration Statement on Form 10 filed April 30, 1990, and as amended by Form 8 filed on June 19, 1990.
Other Supplemental Indentures with amounts authorized less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis will be furnished upon request.
10	Material Contracts
10.1	Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan, as amended, incorporated by reference to the exhibit filed with the Artesian Resources Corporation Annual Report on Form 10-K for year ended December 31, 2001.

*
Filed herewith.

Exhibit Number	Description	Page
10.2	Lease dated as of March 1, 1972, between White Clay Realty Company and Artesian Water Company, Inc. incorporated by reference to the exhibit filed with Artesian Resources Corporation Registration Statement on Form 10 filed April 30, 1990, and as amended by Form 8 filed June 19, 1990.
10.3	Artesian Resources Corporation Cash and Stock Bonus Compensation Plan for Officers incorporated by reference to the exhibit filed with the Artesian Resources Corporation Annual Report on Form 10-K for the year ended December 31, 1993.
10.4	Artesian Resources Corporation Incentive Stock Option Plan incorporated by reference to the exhibit filed with the Artesian Resources Corporation Annual Report on Form 10-K for the year ended December 31, 1995.
10.5	Share Repurchase Agreement dated April 28, 1999, and related Promissory Note dated May 4, 1999 incorporated by reference to exhibit filed with Artesian Resources Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
10.6	Officer's Medical Reimbursement Plan dated May 27, 1992, incorporated by reference to exhibit filed with the Artesian Resources Corporations Form 10-K for the year ended December 31, 2001.

QuickLinks

ARTESIAN RESOURCES CORPORATION INDEX TO FORM 10-Q
Part I—Financial Information
Item I—Financial Statements ARTESIAN RESOURCES CORPORATION CONSOLIDATED BALANCE SHEET (Unaudited) (in thousands)
ARTESIAN RESOURCES CORPORATION CONSOLIDATED STATEMENT OF INCOME (Unaudited) (in thousands, except per share amounts)
CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited) (in thousands)
ARTESIAN RESOURCES CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited) (in thousands)
ARTESIAN RESOURCES CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2—ARTESIAN RESOURCES CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2002
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
ITEM 1—LEGAL PROCEEDINGS
ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX