Form 10-Q
period 2002-06-30
ARTESIAN RESOURCES CORP
filed 2002-08-14
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
or
[ ]	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to

Commission file number 0-18516

ARTESIAN RESOURCES CORPORATION (exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization:	Delaware
I.R.S. Employer Identification Number:	51-0002090

Address of principal executive officers:	664 Churchmans Road Newark, Delaware 19702

Registrant's telephone number, including area code:	(302) 453 - 6900

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[x]	Yes	[ ]	No

          As of June 30, 2002, 2,173,953 shares and 391,824 shares of Class A Non-Voting Common Stock and Class B Common Stock, respectively, were outstanding.

ARTESIAN RESOURCES CORPORATION
INDEX TO FORM 10-Q
Part I	-	Financial Information:

Item 1	-	Financial Statements	Page(s)

		Consolidated Balance Sheet
		June 30, 2002 and December 31, 2001	3

		Consolidated Statement of Income for the quarters ended	4
		June 30, 2002 and 2001

		Consolidated Statement of Income for
		the six months ended June 30, 2002 and 2001	5

		Consolidated Statement of Retained Earnings
		for the six months ended June 30, 2002 and 2001	6

		Consolidated Statement of Cash Flows for the
		six months ended June 30, 2002 and 2001	6 - 7

		Notes to the Consolidated Financial Statements	8 - 10

Item 2	-	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	10 -12

Item 3	-	Quantitative and Qualitative Disclosures about Market Risk	13

Part II	-	Other Information:

Item 1	-	Legal Proceedings	13

Item 2	-	Changes in Securities	13

Item 3	-	Defaults Upon Senior Securities	13

Item 4	-	Submission of Matters to a Vote of Security Holders	13

Item 5	-	Other Information	14

Item 6	-	Exhibits and Reports on Form 8-K	14

Index to Exhibits			15 - 16

Part I - Financial Information
Item I - Financial Statements
ARTESIAN RESOURCES CORPORATION CONSOLIDATED BALANCE SHEET (In thousands)
	(unaudited)
	June 30, 2002	December 31, 2001
ASSETS
Utility plant, at original cost less accumulated depreciation	$163,019	$152,356
Current assets
Cash and cash equivalents	672	1,053
Accounts receivable, net	2,267	2,610
Unbilled operating revenues	2,972	2,159
Materials and supplies-at cost on FIFO basis	693	616
Prepaid property taxes	-	589
Prepaid expenses and other	599	448
	7,203	7,475
Other assets
Non-utility property (less accumulated depreciation 2002 - $47; 2001-$82)	306	297
Other deferred assets	1,171	1,178
	1,477	1,475
Regulatory assets, net	2,105	2,228
	$173,804	$163,534
	=======	=======
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$2,565	$2,040
Additional paid-in capital	40,239	25,107
Retained earnings	7,205	7,026
Preferred stock	272	272
Total stockholders' equity	50,281	34,445
Preferred stock-mandatorily redeemable,
net of current portion	100	200
Long-term debt, net of current portion	49,100	49,370
	99,481	84,015
Current liabilities
Notes payable	9,680	16,118
Current portion of long-term debt	974	1,328
Current portion of mandatorily redeemable preferred stock	100	100
Accounts payable	4,615	4,745
Overdraft payable	993	983
Income taxes payable	94	38
Deferred income taxes	(207)	229
Interest accrued	551	555
Customer deposits	418	414
Other	1,187	988
	18,405	25,498
Deferred credits and other liabilities
Net advances for construction	19,213	18,754
Postretirement benefit obligation	1,329	1,360
Deferred investment tax credits	888	904
Deferred income taxes	6,834	5,660
	28,264	26,678
Commitments and contingencies
Net contributions in aid of construction	27,654	27,343
	$173,804	$163,534
*See notes to the consolidated financial statements.	=======	=======

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF INCOME
Unaudited
(In thousands, except share and per share amounts)
	For the Quarter
	Ended June 30,
	2002	2001
OPERATING REVENUES
Water sales	$8,447	$7,845
Other utility operating revenue	154	112
Non-utility revenue	43	17
	8,644	7,974

OPERATING EXPENSES
Utility operating expenses	4,761	4,232
Related party expenses	44	45
Non-utility operating expenses	82	10
Depreciation and amortization	808	758
State and federal income taxes	666	612
Property and other taxes	427	428
	6,788	6,085

OPERATING INCOME	1,856	1,889
ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION	159	136
OTHER INCOME (EXPENSE), NET	5	14

INCOME BEFORE INTEREST CHARGES	2,020	2,039

INTEREST CHARGES	1,112	1,142

NET INCOME	908	897
DIVIDENDS ON PREFERRED STOCK	10	12

NET INCOME APPLICABLE TO COMMON STOCK	$898	$885
	========	========

INCOME PER COMMON SHARE:
Basic	$0.40	$0.44
	========	========
Diluted	$0.39	$0.43
	========	========
CASH DIVIDEND PER COMMON SHARE	$0.29	$0.275
	========	========
AVERAGE COMMON SHARES OUTSTANDING
Basic	2,229,106	2,021,576
	=========	=========
Diluted	2,286,857	2,060,013
	=========	=========
*See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF INCOME
Unaudited
(In thousands, except share and per share amounts)
	For the Six Months
	Ended June 30,
	2002	2001
OPERATING REVENUES
Water sales	$16,018	$14,680
Other utility operating revenue	311	224
Non-utility revenue	59	30
	16,388	14,934

OPERATING EXPENSES
Utility operating expenses	9,302	8,534
Related party expenses	88	89
Non-utility operating expenses	99	24
Depreciation and amortization	1,620	1,466
State and federal income taxes	1,038	781
Property and other taxes	872	881
	13,019	11,775

OPERATING INCOME	3,369	3,159
ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION	283	212
OTHER INCOME (EXPENSE), NET	32	24

INCOME BEFORE INTEREST CHARGES	3,684	3,395

INTEREST CHARGES	2,228	2,227

NET INCOME	1,456	1,168
DIVIDENDS ON PREFERRED STOCK	22	27

NET INCOME APPLICABLE TO COMMON STOCK	$1,434	$1,141
	========	========
INCOME PER COMMON SHARE:
Basic	$0.67	$0.56
	========	========
Diluted	$0.65	$0.55
	========	========
CASH DIVIDEND PER COMMON SHARE	$0.58	$0.55
	========	========
AVERAGE COMMON SHARES OUTSTANDING
Basic	2,139,956	2,019,436
	=========	=========
Diluted	2,198,205	2,058,660
	=========	=========
*See notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Unaudited
(In thousands)
	For the Six Months
	Ended June 30,
	2002	2001

Balance, beginning of period	$7,026	$6,070
Net income	1,456	1,168
	8,482	7,238
Less: Dividends	1,225	1,102
Common stock-Repurchase	52	29

Balance, end of period	$7,205	$6,107
	=======	=======
*See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited
(In thousands)
	For the Six Months
	Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$1,456	$1,168
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation and amortization	1,620	1,390
Deferred income taxes, net	722	384
Allowance for funds used during construction	(283)	(212)
Changes in Assets and Liabilities:
Accounts receivable	343	(478)
Unbilled operating revenue	(813)	(279)
Materials and supplies	(77)	62
Accrued state and federal income taxes	56	249
Prepaid property taxes	589	591
Prepaid expenses and other	(151)	134
Other deferred assets	7	36
Regulatory assets	123	7
Postretirement benefit obligation	(31)	(47)
Accounts payable	(130)	909
Interest accrued	(4)	275
Customer deposits and other, net	203	79

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,630	4,268

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC)	(12,202)	(13,288)
Investment in Aquastructure	(73)
Proceeds from sale of assets	-	9

NET CASH USED IN INVESTING ACTIVITIES	(12,275)	(13,279)

CASH FLOW FROM FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit agreement	(6,438)	10,195
Overdraft payable	10	(104)
Net advances and contributions in aid of construction	1,035	671
Net proceeds from stock transactions	15,606	181
Dividends	(1,225)	(1,102)
Repayment of long-term debt	(624)	(556)
Retirement of preferred stock	(100)	(100)

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,264	9,185

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(381)	174
CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD	1,053	392

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$672	$566
	========	========
Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,200	$1,909
	========	========
Income taxes paid	$140	$10
	========	========
*See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

          The unaudited consolidated financial statements of Artesian Resources Corporation and its wholly-owned subsidiaries (the Company or Artesian Resources), including its principal operating company, Artesian Water Company, Inc. (Artesian Water), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures prescribed by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards and, in the opinion of management such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Company's financial position and results of operations. The results of operations for the interim periods may not be indicative of the results that may be expected for the entire year due to the institution of mandatory drought restrictions and certain factors, such as developments in our current rate proceeding, competitive market pressures, material changes in demand from larger customers, changes in weather, changes in government policies, and changes in economic conditions.

NOTE 2 - REGULATORY ASSETS

          Certain expenses are recoverable through rates, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the Delaware Public Service Commission PSC ("Delaware PSC"). Expenses related to rate proceedings are amortized on a straight-line basis over a period of 2 years. The postretirement benefit obligation, which is being amortized over 20 years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments. The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customers reverse. Regulatory assets at December 31, net of amortization, comprise:

	June 30, 2002	December 31, 2001
	(in thousands)	(in thousands)

Postretirement benefit obligation	$1,329	$1,360
Deferred income taxes recoverable in future rates	650	657
Expense of rate proceedings	126	211

	$2,105	$2,228
	=====	=====

NOTE 3 - RELATED PARTY TRANSACTIONS

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

          Expenses associated with related party transactions are as follows:

	For the Quarter		For the Six Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)

White Clay Realty	$ 44	$ 45	$ 88	$ 89
	====	====	====	====

NOTE 4 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

          Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and potentially dilutive effect of employee stock options. The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Quarter		For the Six Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
Average common shares outstanding during
the period for Basic computation	2,229	2,022	2,140	2,019
Dilutive effect of employee stock options	58	38	58	40

Average common shares outstanding during
the period for Diluted computation	2,287	2,060	2,198	2,059
	=====	=====	=====	=====

          Equity per common share was $19.49 and $16.22 at June 30, 2002 and 2001, respectively. These amounts were computed by dividing common stockholders' equity, excluding preferred stock, by the number of shares of common stock outstanding on June 30, 2002 and 2001, respectively.

NOTE 5 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies EITF 94-3 which addressed this subject. The statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred. Our adoption of this statement will not have a material impact on our financial condition or results of operation.

          In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. Statement No. 145 eliminates accounting treatment described in Statements 4 and 64 related to Extinguishment of Debt and amends Statement 13 regarding the use of sale - lease back accounting. Our adoption of this statement will not have a material impact on our financial condition or results of operation.

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

NOTE 6 - RATE PROCEEDINGS

          On April 2, 2002, Artesian Water filed a rate increase application with the Delaware PSC to request a rate increase of 23.1%, or approximately $7.5 million, on an annualized basis. On June 17, 2002, we filed a supplemental application reducing our requested increase to 19.0%, or approximately $6.4 million on an annualized basis. On June 6, 2002, both the City of Wilmington and General Motors were granted permission to intervene in our rate increase application. The City of Wilmington is challenging the approval of a new industrial rate classification for water service to a General Motors facility that has received water service from both the City of Wilmington and Artesian Water. General Motors petitioned to intervene to protect their interest with regard to the City of Wilmington's intervention. On June 1, 2002, Artesian Water placed temporary rates into effect, up to the statutory limit of $2.5 million on an annualized basis, under bond until the Delaware PSC decides the level of permanent rates.

NOTE 7 - STOCK OFFERING

          On June 6, 2002, the Company completed the sale of 500,000 shares of Class A Non-Voting Common Stock. The net proceeds of approximately $15.1 million were used to reduce borrowing on Artesian Water Company's lines of credit.

ITEM 2
ARTESIAN RESOURCES CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2002

RESULTS OF OPERATIONS

Overview

          Artesian Resources is a non-operating holding Company whose income is derived from the earnings of its four wholly owned subsidiary companies and its one-third interest in AquaStructure Delaware, LLC, or AquaStructure, whose primary activity is marketing wastewater services. Artesian Water, our principal subsidiary, is the oldest and largest regulated public water utility in the State of Delaware and has been providing water within the state since 1905. We distribute and sell water to residential, commercial, industrial, governmental, municipal and utility customers throughout Delaware. As of June 30, 2002, we had approximately 67,300 metered customers and served a population of approximately 220,000, representing approximately 27% of Delaware's total population.

          The Delaware Public Service Commission, or Delaware PSC, regulates Artesian Water's rate charges for water service, the issuance of Certificates of Public Convenience and Necessity, the sale and issuance of securities by Artesian Water, and other matters. We periodically seek and receive rate increases to cover the cost of increased expenses, due to additional investments in utility plant and equipment and other costs of doing business. Increases in customers served by Artesian Water also contribute to increases in our operating revenues, although such increases have been offset slightly by reductions in customers' individual usage. We continue our efforts to contain expenses and improve efficiencies that contribute to increases in our operating income. Our business is also subject to seasonal fluctuations and the effects of weather.

Operating Revenues

          We realized 97.7% of our total revenue in the quarter ended June 2002 and the first six months of 2002 from the sale of water. Total revenues increased $670,000, or 8.4%, and $1,454,000, or 9.7%, for the quarter ended June 30, 2002 and the six months ended June 30, 2002 compared to the quarter ended June 30, 2001 and the first six months of 2001. The increase for both periods was primarily due to a growth in the number of customers served, rate increases approved by the Delaware PSC, effective February 3, 2001 and July 1, 2001, and implementation of temporary rates effective June 1, 2002 related to a rate increase request filed April 2, 2002. In Delaware, utilities are permitted to place rates into effect on a temporary basis pending completion of a rate increase proceeding. If such rates are found to be in excess of rates the Commission finds to be appropriate, the utility must refund the portion found in excess to customers with interest.

          We filed an application with the Delaware PSC on December 5, 2000, to increase rates for water service for all of Artesian Water's customers. A temporary rate increase, calculated to increase annualized revenues $2.5 million, was approved by the Delaware PSC and placed into effect on February 3, 2001. In Delaware, utilities are permitted to place rates into effect on a temporary basis pending completion of a rate increase proceeding. If such rates are found to be in excess of rates the Delaware PSC finds to be appropriate, the utility must refund the portion found in excess to customers with interest. We received final approval, in Delaware PSC Docket 00-647 on June 19, 2001, to increase rates up to a total annualized increase in revenues of $3.7 million, or $1.2 million more than permitted under temporary rates. The approval was the result of a stipulated settlement reached by the Delaware PSC Staff and Division of Public Advocate. The increase in revenues for the various customer classes will not consistently match changes in consumption levels for the class primarily due to our use of a multiple rate block structure. This structure charges different rates for different levels of consumption. In addition, rate increases are distributed among the rate blocks and service charges through a cost of service analysis and may not reflect, on an individual class or charge basis, the overall increase in rates approved by the Delaware PSC.

          On April 2, 2002, Artesian Water filed a rate increase application with the Delaware PSC to request a rate increase of 23.1%, or approximately $7.5 million, on an annualized basis. On June 17, 2002, we filed a supplemental application reducing our requested increase to 19.0%, or approximately $6.4 million on an annualized basis. On June 6, 2002, both the City of Wilmington and General Motors were granted permission by the Hearing Examiner to intervene in our rate increase application. The City of Wilmington is challenging the approval of a new industrial rate classification for water service to a General Motors facility that has received water service from both the City of Wilmington and Artesian Water. General Motors petitioned to intervene to protect their interest with regard to the City of Wilmington's intervention. On June 1, 2002, Artesian Water placed temporary rates into effect, up to the statutory limit of $2.5 million on an annualized basis, under bond until the Delaware PSC decides the level of permanent rates.

          By Executive Order on August 2, 2002, Governor Minner implemented mandatory water use restrictions in Northern New Castle County in light of continuing drought conditions. These mandatory restrictions primarily affect our customers outside water use. The Governor had previously declared a drought warning on March 5, 2002 and requested voluntary conservation. We believe that the voluntary restrictions have resulted in a lower than anticipated demand during the recent hot dry weather conditions. We expect that the mandatory water use restrictions will result in decreases in water use by our customers.

Operating Expenses

          Operating and maintenance expenses, excluding depreciation and taxes, increased $600,000 for the quarter ended June 30, 2002, and $842,000 for the six months ended June 30, 2002, over comparable periods ended June 30, 2001. An increase in payroll and benefits of $309,000 for the quarter and $409,000 for the six months ended June 30, 2002, due to additional positions, wage increases and bonuses, contributed to the increase in operating and maintenance expenses. In addition, due to to the increased use of temporary and outside consulting services, administration expenses increased $222,000 for the quarter and $263,000 for the six months ended June 30, 2002.

          Due to capital additions, depreciation and amortization expense increased $50,000, or 6.6% for the quarter ended June 30, 2002 and $154,000, or 10.5% for the six months ended June 30, 2002, when compared to the same period in 2001. Income tax expense increased $54,000, or 8.8% and $257,000, or 32.9% for the quarter and the six months ended June 30, 2002, as a result of increased profitability.

Interest Charges

          Interest charges decreased $30,000, or 2.6%, over the quarter ended June 30, 2002, and was flat for the first six months of 2002, when compared to the quarter ended June 2001 and the first six months of 2001. This can be primarily attributed to lower interest rates charged for short-term financing.

Net Income

          For the quarter and six months ended June 30, 2002, our net income applicable to common stock increased $13,000 and $293,000 when compared to the same period in 2001. The increase in net income was predominantly due to rate increases authorized in 2001 and 2002 and continued customer growth.

LIQUIDITY AND CAPITAL RESOURCES

          Our primary sources of liquidity for the quarter ended June 30, 2002 were $15.6 million primarily from the proceeds from issuance of 500,000 shares of common stock and $3.6 million provided by cash flow from operating activities. Cash flow from operating activities was, for the most part, provided by our utility operations, and was positively impacted by the timeliness and adequacy of rate increases.

          A significant part of our ability to maintain and meet our financial objectives is to assure our investments in utility plant and equipment are recovered in the rates charged to customers. As such, from time to time we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment. On April 2, 2002 Artesian Water filed a rate increase application with the Delaware PSC to request a rate increase of 23.1%, or $7.5 million on an annualized basis. On June 17, 2002, we filed a supplemental application reducing our requested increase to 19.0%, or approximately $6.4 million on an annualized basis. On June 6, 2002, both the City of Wilmington and General Motors were granted permission by the Hearing Examiner to intervene in our rate increase application. The City of Wilmington is challenging the approval of a new industrial rate classification for water service to a General Motors facility that has received water service from both the City of Wilmington and Artesian Water. General Motors petitioned to intervene to protect their interest with regard to the City of Wilmington's intervention. On June 1, 2002, Artesian Water placed temporary rates into effect, up to the statutory limit of $2.5 million on an annualized basis, under bond, until the Delaware PSC decides the level of permanent rates.

          At June 30, 2002, Artesian Water had lines of credit with three separate financial institutions totaling $35.0 million to meet its temporary cash requirements. These revolving credit facilities are unsecured. As of June 30, 2002, we had $25.3 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate plus 1.0% or, at our discretion, the bank's federal funds rate plus 1.0% and at June 30, 2002 was 2.80%. All the facilities are reviewed annually by each bank for renewal. Our cash from operations and lines of credit are sufficient to meet our financial obligations for the next twelve months.

CAUTIONARY STATEMENT

          Statements in this Quarterly Report on Form 10-Q which express our "belief", "anticipation" or "expectation", as well as other statements which are not historical fact including statements regarding our rate application and the effects of the mandatory water use restrictions are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors, such as developments in our current rate proceeding, competitive market pressures, material changes in demand from larger customers, changes in weather, changes in government policies, changes in economic conditions, and other matters listed under the heading Risk Factors in our Registration Statement on Form S-2 (File No. 333-87864), could cause results to differ materially from those in the forward-looking statements. We do not undertake to update any of the forwarding looking statements included in the Quarterly Report on Form 10-Q.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate, long-term debt and, to a lesser extent, short-term debt. Our interest rate risk related to existing fixed rate, long-term debt is not material due to the term of our First Mortgage Bonds, which have maturity dates ranging from 2003 to 2020.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

          There are no other material legal proceedings pending at this date.

ITEM 2 - CHANGES IN SECURITIES

          Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Company held its 2002 Annual Meeting of Stockholders on May 1, 2002.

          (b) At the Annual Meeting, Ms. Dian C. Taylor and Mr. John R. Eisenbrey, Jr. were elected to serve a three year term and until their respective successor shall be elected and qualified or until their earlier resignation or removal. Only holders of record of the Company's Class B Common Stock were entitled to vote in respect to the election of directors. The following directors continued to serve as directors of the Company immediately after the Annual Meeting: Mr. Kenneth R. Biederman, Mr. Norman H. Taylor, Jr., and Mr. William C. Wyer.

          (c) The matters voted upon at the Annual Meeting, and the results of the vote on each such matter, are set forth below:

1. Election of two directors. The result of the vote tabulated at the meeting for the following three director nominees is set forth as follows, opposite their respective names:
Name	Number of Votes For	Number of Votes Withheld

Dian C. Taylor	352,673	-
John R. Eisenbrey, Jr.	352,673	-
Bangalore T. Lakshman	7,922	-

          Directors are elected by a plurality of the votes cast; therefore, votes cast in the election could not be recorded against or as an abstention, nor could broker-non votes be recorded.

2. Proposal to approve an amendment to the Company's restated Certificate of Incorporation to increase the number of total authorized shares of capital stock from 4,730,868 to 16,230,868 shares, and to increase the total number of authorized shares of the Class A Stock from 3,500,000 to 15,000,000 shares. Holders of record of the Company's Class B Common Stock and Class A Common Stock were entitled to vote on this proposal. The result of the vote tabulated at the Annual Meeting for the approval of the aforementioned proposal was as follows:
	A	B
Number of Votes FOR	1,394,813	348,131
Number of Votes AGAINST	75,188	8,167
Number of Abstentions	16,163	2,383
Number of Broker Non-Votes	-	-

ITEM 5 - OTHER INFORMATION

          Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a) See exhibit list.

          (b) A current report on Form 8K was filed on April 2, 2002.

INDEX TO EXHIBITS

Exhibit Number	Description

(3) Articles of Incorporation and By-Law

(3.1)	Restated Certificate of Incorporation of the Company effective May 26, 1995, incorporated by reference to the exhibit filed with Artesian Resources Corporation
Form 10-Q for the quarter ended June 30, 1995.

(3.2)	By-Laws of the Company effective April 27, 1993, incorporated by reference to the
Exhibit filed with the Artesian Resources Corporation Form 8-K filed April 27, 1993.

(4) Instruments Defining the Rights of Security Holders, Including Indentures

(4.1)	`
Artesian Resources Corporation, incorporated by reference to an exhibit filed with the
Artesian Resources Corporation Registration Statement on Form S-2 (File No. 333-2776)
Filed March 27, 1996.

(4.2)	Fifteenth Indenture dated as of December 1, 2000 between Artesian Water Company Inc.,
Subsidiary of Artesian Resources Corporation, and Wilmington Trust Company, as
Trustee, incorporated by reference to an exhibit filed with the Artesian Resources
Corporation Form 10-Q for the quarter ended March 31, 2002.

(4.3)	Thirteenth and Fourteenth Indentures dated as of June 17, 1997, between Artesian
Water Company, Inc., subsidiary of Artesian Resources Corporation, and Wilmington
Trust Company, as Trustee, incorporated by reference to the exhibits filed with Artesian
Resources Corporation Quarterly Report on Form 10-Q for the quarter ended
June 30, 1992.

(4.4)	Twelfth Supplemental Indenture dated as of December 5, 1995, between Artesian Water
Company, Inc. subsidiary of Artesian Resources Corporation, and Wilmington Trust
Company, as Trustee, incorporated by reference to the exhibit filed with the Artesian
Resources Corporation Annual Report on Form 10-K for the year ended December 31,
1995.

(4.5)	Eleventh Supplemental Indenture dated as of February 16, 1993, between Artesian Water
Company, Inc., subsidiary of Artesian Resources Corporation, and Principal Mutual Life
Insurance Company, incorporated by reference to the exhibit filed with Artesian
Resources Corporation Annual Report on Form 10-K for the year ended December 31,
1992.

(4.6)	Tenth Supplemental Indenture dated as of April 1, 1989, between Artesian Water
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

10 Material Contracts

(10.1)	Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock
Option Plan, as amended, incorporated by reference to the exhibit filed with the
Artesian Resources Corporation Annual Report on Form 10-K for the year ended
December 31, 2001.

(10.2)	Lease dated as of March 1, 1972, between White Clay Realty Company and Artesian
Water Company, Inc. incorporated by reference to the exhibit filed with Artesian
Resources Corporation Registration Statement on Form 10 filed April 30, 1990, and as amended by Form 8 filed June 19, 1990.

(10.3)	Artesian Resources Corporation Cash and Stock Bonus Compensation Plan for
Officers incorporated by reference to the exhibit filed with the Artesian Resources
Corporation Annual Report on Form 10-K for the year ended December 31, 1993.

(10.4)	Artesian Resources Corporation Incentive Stock Option Plan incorporated by reference to the exhibit filed with the Artesian Resources Corporation Annual Report on Form 10-K
for the year ended December 31, 1995.

(10.5)	Share Repurchase Agreement dated April 28, 1999, and related Promissory Note dated
May 4, 1999, incorporated by reference to exhibit filed with Artesian Resources
Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(10.6)	Officer's Medical Reimbursement Plan dated May 27, 1992, incorporated by
Reference to exhibit filed with the Artesian Resources Corporation Form 10-K for the year ended December 31, 2001.

99 Additional Exhibits

(99.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q for the period ended June 30, 2002 of Artesian Resources Corporation (the "Company") as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dian C. Taylor, Chair of the Board, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934 (15 U.S.C. section 78m(a) or section 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

August 14, 2002	/s/Dian C. Taylor
Dian C. Taylor
Chair of the Board, Chief Executive
Officer and President

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q for the period ended June 30, 2002 of Artesian Resources Corporation (the "Company") as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David B. Spacht, Vice President, Chief Financial Officer and Treasurer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934 (15 U.S.C. section 78m(a) or section 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

August 14, 2002	/s/David B. Spacht
David B. Spacht
Vice President, Chief Financial Officer
and Treasurer