Form 10-Q
period 2002-09-30
ARTESIAN RESOURCES CORP
filed 2002-11-13
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
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

          As of September 30, 2002, 2,178,650 shares and 391,824 shares of Class A Non-Voting Common Stock and Class B Common Stock, respectively, were outstanding.

ARTESIAN RESOURCES CORPORATION
INDEX TO FORM 10-Q
Part I	-	Financial Information:

Item 1	-	Financial Statements	Page(s)

		Consolidated Balance Sheet
		September 30, 2002 and December 31, 2001	3

		Consolidated Statement of Income for the quarters ended	4
		September 30, 2002 and 2001

		Consolidated Statement of Income for
		the nine months ended September 30, 2002 and 2001	5

		Consolidated Statement of Retained Earnings
		for the nine months ended September 30, 2002 and 2001	6

		Consolidated Statement of Cash Flows for the
		nine months ended September 30, 2002 and 2001	6 - 7

		Notes to the Consolidated Financial Statements	8 - 10

Item 2	-	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	10 -13

Item 3	-	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4		Controls and Procedures	14

Part II	-	Other Information:

Item 1	-	Legal Proceedings	14

Item 2	-	Changes in Securities and Use of Proceeds	14

Item 3	-	Defaults Upon Senior Securities	14

Item 4	-	Submission of Matters to a Vote of Security Holders	14

Item 5	-	Other Information	14

Item 6	-	Exhibits and Reports on Form 8-K	14

Index to Exhibits			18

Part I - Financial Information
Item I - Financial Statements
ARTESIAN RESOURCES CORPORATION CONSOLIDATED BALANCE SHEET (In thousands)
(unaudited)
September 30, 2002		December 31, 2001
ASSETS
Utility plant, at original cost less accumulated depreciation	$165,566	$152,356
Current assets
Cash and cash equivalents	692	1,053
Accounts receivable, net	2,854	2,610
Unbilled operating revenues	2,792	2,159
Materials and supplies-at cost on FIFO basis	690	616
Prepaid property taxes	974	589
Prepaid expenses and other	663	448
	8,665	7,475
Other assets
Non-utility property (less accumulated depreciation 2002 - $73; 2001-$82)	310	297
Other deferred assets	1,112	1,178
	1,422	1,475
Regulatory assets, net	2,183	2,228
	$177,836	$163,534
	======	======
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$2,571	$2,040
Additional paid-in capital	40,200	25,107
Retained earnings	7,902	7,026
Preferred stock	272	272
Total stockholders' equity	50,945	34,445
Preferred stock-mandatorily redeemable,
net of current portion	100	200
Long-term debt, net of current portion	49,027	49,370
	100,072	84,015
Current liabilities
Notes payable	13,428	16,118
Current portion of long-term debt	699	1,328
Current portion of mandatorily redeemable preferred stock	100	100
Accounts payable	3,390	4,745
Overdraft payable	1,998	983
Income taxes payable	(83)	38
Deferred income taxes	(31)	229
Interest accrued	325	555
Customer deposits	423	414
Other	712	988
	20,961	25,498
Deferred credits and other liabilities
Net advances for construction	19,239	18,754
Postretirement benefit obligation	1,315	1,360
Deferred investment tax credits	881	904
Deferred income taxes	7,554	5,660
	28,989	26,678
Commitments and contingencies
Net contributions in aid of construction	27,814	27,343
	$177,836	$163,534
See notes to the consolidated financial statements.	======	======

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)
	For the Quarter
	Ended September 30,
	2002	2001
OPERATING REVENUES
Water sales	$9,197	$8,776
Other utility operating revenue	171	156
Non-utility revenue	92	15
	9,460	8,947

OPERATING EXPENSES
Utility operating expenses	4,503	4,198
Related party expenses	44	44
Non-utility operating expenses	(39)	17
Depreciation and amortization	884	737
State and federal income taxes	1,015	940
Property and other taxes	502	462
	6,909	6,398

OPERATING INCOME	2,551	2,549
ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION	83	78
OTHER INCOME (EXPENSE), NET	(17)	5

INCOME BEFORE INTEREST CHARGES	2,617	2,632

INTEREST CHARGES	1,089	1,175

NET INCOME	1,528	1,457
DIVIDENDS ON PREFERRED STOCK	10	12

NET INCOME APPLICABLE TO COMMON STOCK	$1,518	$1,445
	========	=======

INCOME PER COMMON SHARE:
Basic	$0.59	$0.71
	========	=======
Diluted	$0.58	$0.70
	========	=======
CASH DIVIDEND PER COMMON SHARE	$0.29	$0.28
	========	=======
AVERAGE COMMON SHARES OUTSTANDING
Basic	2,569,031	2,027,567
	========	=======
Diluted	2,618,561	2,070,251
	========	=======
See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

         For the Nine Months

	Ended September 30,
	2002	2001
OPERATING REVENUES
Water sales	$25,215	$23,456
Other utility operating revenue	482	380
Non-utility revenue	151	45
	25,848	23,881

OPERATING EXPENSES
Utility operating expenses	13,805	12,732
Related party expenses	132	133
Non-utility operating expenses	60	41
Depreciation and amortization	2,504	2,203
State and federal income taxes	2,053	1,721
Property and other taxes	1,374	1,343
	19,928	18,173

OPERATING INCOME	5,920	5,708
ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION	366	290
OTHER INCOME (EXPENSE), NET	15	29

INCOME BEFORE INTEREST CHARGES	6,301	6,027

INTEREST CHARGES	3,317	3,402

NET INCOME	2,984	2,625
DIVIDENDS ON PREFERRED STOCK	32	39

NET INCOME APPLICABLE TO COMMON STOCK	$2,952	$2,586
	=======	=======
INCOME PER COMMON SHARE:
Basic	$1.29	$1.28
	=======	=======
Diluted	$1.26	$1.25
	=======	=======
CASH DIVIDEND PER COMMON SHARE	$0.87	$0.83
	=======	=======
AVERAGE COMMON SHARES OUTSTANDING
Basic	2,283,269	2,022,146
	=======	=======
Diluted	2,337,316	2,062,991
	=======	=======
See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(Unaudited)
(In thousands)

         For the Nine Months

         Ended September 30,

	2002	2001

Balance, beginning of period	$7,026	$6,070
Net income	2,984	2,625
	10,010	8,695
Less: Dividends	1,980	1,775
Common stock-repurchase	128	45

Balance, end of period
	$7,902	$6,875
	=====	=====
See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

         For the Nine Months

	Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$2,984	$2,625
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation and amortization
      2,389
		2,089
Deferred income taxes, net
      1,611
		885
Allowance for funds used during construction	(366)	(290)
Changes in Assets and Liabilities:
Accounts receivable	(244)	(688)
Unbilled operating revenue	(633)	(407)
Materials and supplies	(74)	79
Accrued state and federal income taxes	(121)	568
Prepaid property taxes	(385)	(305)
Prepaid expenses and other	(215)	(36)
Other deferred assets	99	69
Regulatory assets	45	56
Postretirement benefit obligation	(45)	(71)
Accounts payable	(1,355)	151
Interest accrued	(230)	(217)
Customer deposits and other, net	(267)	90

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,193	4,598

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC)	(15,626)	(17,315)
Investment in Aquastructure	(33)	------
Proceeds from sale of assets	------	11

NET CASH USED IN INVESTING ACTIVITIES	(15,659)	(17,304)

CASH FLOW FROM FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit agreement	(2,690)	14,334
Overdraft payable	1,015	(263)
Net advances and contributions in aid of construction	1,336	1,362
Net proceeds from stock transactions	15,495	341
Dividends	(1,979)	(1,775)
Repayment of long-term debt	(972)	(833)
Principal payments under capital lease obligations	------	(26)
Retirement of preferred stock	(100)	(100)

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,105	13,040

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(361)	334
CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD	1,053	392

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$692	$726
	=====	=====
Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,500	$3,555
	=====	=====
Income taxes paid	$440	$157
	=====	=====
See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

          The unaudited consolidated financial statements of Artesian Resources Corporation and its wholly-owned subsidiaries (the Company or Artesian Resources), including its principal operating company, Artesian Water Company, Inc. (Artesian Water), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures prescribed by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards and, in the opinion of management such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Company's financial position and results of operations. The results of operations for the interim periods may not be indicative of the results that may be expected for the entire year due to certain factors, such as developments in our current rate proceeding, competitive market pressures, material changes in demand from larger customers, changes in weather, changes in government policies, and changes in economic conditions.

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

	(Unaudited)
	September 30, 2002	December 31, 2001
	(in thousands)	(in thousands)

Postretirement benefit obligation	$1,315	$1,360
Deferred income taxes recoverable in future rates	646	657
Expense of rate proceedings	222	211

	$2,183
$
		2,228
	====	====

NOTE 3 - RELATED PARTY TRANSACTIONS

          The office building and shop complex utilized by Artesian Water are leased at an average annual rental of $180,000 from a partnership, White Clay Realty, in which certain of Artesian Resources' officers and directors are a partner or the beneficiary of a partner (Dian C. Taylor and John R. Eisenbrey, Jr.). The current rental of $180,000 is below market. The current lease may expire at the end of 2002, as certain of the partners of White Clay Realty who are not related to Artesian Resources contend that the option to extend the lease was not effectively exercised. Management does not necessarily agree with this contention, however, a special committee of the Board of Directors, composed entirely of outside directors not related to White Clay Realty, has been formed and authorized to evaluate all options, including the lease or purchase of the office building and complex belonging to White Clay Realty as well as the lease or purchase of other facilities belonging to third parties. By statute, Artesian Water has the power of eminent domain, whereby Artesian Water can compel a property owner to sell a property to Artesian Water for fair market value as determined by a court of law.

          Unaudited expenses associated with related party transactions are as follows:

	For the Quarter		For the Nine Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)

White Clay Realty	$44	$ 44	$132	$ 133
	===	====	====	====

NOTE 4 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

          Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and potentially dilutive effect of employee stock options. The following table summarizes the shares used in computing basic and diluted net income per share:

	(Unaudited)		(Unaudited)
	For the Quarter		For the Nine Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
Average common shares outstanding during
the period for Basic computation	2,569	2,028	2,283	2,022
Dilutive effect of employee stock options	50	42	54	41

Average common shares outstanding during
the period for Diluted computation	2,619	2,070	2,337	2,063
	====	====	====	====

          Equity per common share was $19.71 and $16.63 at September 30, 2002 and 2001, respectively. These amounts were computed by dividing common stockholders' equity, excluding preferred stock, by the number of shares of common stock outstanding on September 30, 2002 and 2001, respectively.

NOTE 5 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

          In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions. This statement provides guidance on the accounting for the acquisition of a financial institution. This statement has no applicability to Artesian Water Company, Inc.

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

NOTE 6 - RATE PROCEEDINGS

          On April 2, 2002, Artesian Water filed a rate increase application with the Delaware PSC to request a rate increase of 23.1%, or approximately $7.5 million, on an annualized basis. On June 17, 2002, we filed a supplemental application reducing our requested increase to 19.0%, or approximately $6.4 million on an annualized basis. On June 6, 2002, both the City of Wilmington and General Motors were granted permission to intervene in our rate increase application. The City of Wilmington is challenging the approval of a new industrial rate classification for water service to a General Motors facility that has received water service from both the City of Wilmington and Artesian Water. General Motors petitioned to intervene to protect their interest with regard to the City of Wilmington's intervention. On June 1, 2002, Artesian Water placed temporary rates into effect,60 days from the filing date, June 1, 2002, up to the statutory limit of $2.5 million on an annualized basis, under bond until the Delaware PSC decides the level of permanent rates. Hearings regarding Artesian Water's rate increase request were held on October 30 and October 31, 2002 before a Hearing Examiner. Briefing and a decision will follow. On October 30, 2002, during those evidentiary hearings the Company reduced its requested rate increase to $4.8 million on an annualized basis. As of November 2, 2002, we are permitted to extend our temporary rates up to $4.8 million, on an annualized basis, subject to refund. We have not yet determined when or if we will implement the new rates.

NOTE 7 - STOCK OFFERING

          On June 6, 2002, the Company completed the sale of 500,000 shares of Class A Non-Voting Common Stock. The net proceeds of approximately $14.9 million were used to reduce borrowing on Artesian Water's lines of credit.

ITEM 2
ARTESIAN RESOURCES CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2002

RESULTS OF OPERATIONS

Overview

          Artesian Resources is a non-operating holding Company whose income is derived from the earnings of its four wholly-owned subsidiary companies and its one-third interest in AquaStructure Delaware, LLC, or AquaStructure, whose primary activity is marketing wastewater services. Artesian Water, our principal subsidiary, is the oldest and largest regulated public water utility in the State of Delaware and has been providing water within the state since 1905. We distribute and sell water to residential, commercial, industrial, governmental, municipal and utility customers throughout Delaware. As of September 30, 2002, we had approximately 67,700 metered customers and served a population of approximately 220,000, representing approximately 27% of Delaware's total population.

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

Operating Revenues

          We realized 97.2% and 97.6% of our total revenue in the quarter ended September 2002 and the first nine months of 2002 from the sale of water. Total revenues increased $513,000, or 5.7%, and $1,967,000, or 8.2%, for the quarter ended September 30, 2002 and the nine months ended September 30, 2002 compared to the quarter ended September 30, 2001 and the first nine months of 2001. The increase for both periods was primarily due to a growth in the number of customers served, rate increases approved by the Delaware PSC, effective February 13, 2001 and July 1, 2001, and implementation of temporary rates effective June 1, 2002 related to a rate increase request filed April 2, 2002. In Delaware, utilities are permitted to place rates into effect on a temporary basis pending completion of a rate increase proceeding. If such rates are found to be in excess of rates the Commission finds to be appropriate, the utility must refund the portion found in excess to customers with interest.

          We filed an application with the Delaware PSC on December 5, 2000, to increase rates for water service for all of Artesian Water's customers. A temporary rate increase, calculated to increase annualized revenues by $2.5 million, was approved by the Delaware PSC and placed into effect on February 3, 2001. If such rates are found to be in excess of rates the Delaware PSC finds to be appropriate, the utility must refund the portion found in excess to customers with interest. We received final approval, in Delaware PSC Docket 00-647 on June 19, 2001, to increase rates up to a total annualized increase in revenues of $3.7 million, or $1.2 million more than permitted under temporary rates. The approval was the result of a stipulated settlement reached by the Delaware PSC Staff and Division of Public Advocate. The increase in revenues for the various customer classes will not consistently match changes in consumption levels for the class primarily due to our use of a multiple rate block structure. This structure charges different rates for different levels of consumption. In addition, rate increases are distributed among the rate blocks and service charges through a cost of service analysis and may not reflect, on an individual class or charge basis, the overall increase in rates approved by the Delaware PSC.

          On April 2, 2002, Artesian Water filed a rate increase application with the Delaware PSC to request a rate increase of 23.1%, or approximately $7.5 million, on an annualized basis. On June 17, 2002, we filed a supplemental application reducing our requested increase to 19.0%, or approximately $6.4 million on an annualized basis. On June 6, 2002, both the City of Wilmington and General Motors were granted permission by the Hearing Examiner to intervene in our rate increase application. The City of Wilmington is challenging the approval of a new industrial rate classification for water service to a General Motors facility that has received water service from both the City of Wilmington and Artesian Water. General Motors petitioned to intervene to protect their interest with regard to the City of Wilmington's intervention. On June 1, 2002, Artesian Water placed temporary rates into effect, 60 days from the filing date, June 1, 2002, up to the statutory limit of $2.5 million on an annualized basis, under bond until the Delaware PSC decides the level of permanent rates. Hearings regarding Artesian Water's rate increase request were held on October 30 and October 31, 2002 before a Hearing Examiner. Briefing and a decision will follow. On October 30, 2002, during those evidentiary hearings the Company reduced its requested rate increase to $4.8 million on an annualized basis. As of November 2, 2002, we are permitted to extend our temporary rates up to $4.8 million, on an annualized basis, subject to refund. We have not yet determined when or if we will implement the new rates.

          By Executive Order on August 2, 2002, Governor Minner implemented mandatory water use restrictions in Northern New Castle County in light of continuing drought conditions. These mandatory restrictions primarily affect our customers- outside water use. Mandatory restrictions were lifted on October 11, 2002. The Governor had previously declared a drought warning on March 5, 2002 and requested voluntary conservation. We believe that the voluntary restrictions result in a lower than anticipated demand during the recent hot dry weather conditions. The mandatory water use restrictions resulted in decreases in water use by our customers in September and October.

          The State of Delaware passed legislation in 2000 requiring water utilities to use licensed operators. This provided the opportunity for Artesian Water to pursue contract management opportunities with other water providers as an additional source of revenue. Artesian Water was looking to expand and market its expertise in the water industry, while generating a more stable source of revenue which was not subject to fluctuations in weather and other outside influences. The Contract Service Revenue portion of Other Utility Operating Revenue increased $17,000 for the quarter ended September 30, 2002, over the same period last year, and $83,000 for the nine months ended September 30, 2002, over the same period last year.

          In addition, Artesian Wastewater Management, our non-regulated subsidiary, provides wastewater management and operations services for several wastewater treatment plants in Delaware. These services provide us with another stable source of revenue and are outside of the regulatory environment. Non-Utility Operating Revenue - Wastewater Services increased $77,000 for the quarter ended September 30, 2002, over the same period last year, and $106,000 for the nine months ended September 30, 2002, over the same period last year.

Operating Expenses

          Operating and maintenance expenses, excluding depreciation and taxes, increased $249,000 for the quarter ended September 30, 2002, and $1,091,000 for the nine months ended September 30, 2002, over comparable periods ended September 30, 2001. An increase in payroll and benefits of $300,000 for the quarter and $603,000 for the nine months ended September 30, 2002, due to additional positions, wage increases and bonuses, contributed to the increase in operating and maintenance expenses. In addition, due to the increased use of temporary and outside consulting services, administration expenses increased $308,000 for the nine months ended September 30, 2002. An offset to these increases was a decrease in purchased water expense of $167,000 for the nine months ended September 30, 2002. This decrease is due to the waiver of minimum takes by the Chester Water Authority due to drought conditions coupled with reduced demand on our system.

          Due to capital additions, depreciation and amortization expense increased $147,000, or 19.9% for the quarter ended September 30, 2002 and $301,000, or 13.7% for the nine months ended September 30, 2002, when compared to the same period in 2001. Income tax expense increased $75,000, or 8.0% and $332,000, or 19.3% for the quarter and the nine months ended September 30, 2002, as a result of increased profitability.

Interest Charges

          Interest charges decreased $86,000, or 7.3%, over the quarter ended September 30, 2002, and decreased $85,000 or 2.5% for the first nine months of 2002, when compared to the quarter ended September 2001 and the first nine months of 2001. This can be primarily attributed to lower interest rates charged for short-term financing.

Net Income

          For the quarter and nine months ended September 30, 2002, our net income applicable to common stock increased $73,000 and $366,000 respectively when compared to the same period in 2001. The increase in net income was predominantly due to rate increases authorized in 2001 and 2002 and continued customer growth.

LIQUIDITY AND CAPITAL RESOURCES

          Our primary sources of liquidity for the quarter ended September 30, 2002 were $14.9 million from the proceeds from the issuance of 500,000 shares of common stock and $3.2 million provided by cash flow from operating activities. Cash flow from operating activities was, for the most part, provided by our utility operations, and was positively impacted by the timeliness and adequacy of rate increases.

          A significant part of our ability to maintain and meet our financial objectives is to assure our investments in utility plant and equipment are recovered in the rates charged to customers. As such, from time to time we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment. On April 2, 2002 Artesian Water filed a rate increase application with the Delaware PSC to request a rate increase of 23.1%, or $7.5 million on an annualized basis. On June 17, 2002, we filed a supplemental application reducing our requested increase to 19.0%, or approximately $6.4 million on an annualized basis. On June 6, 2002, both the City of Wilmington and General Motors were granted permission by the Hearing Examiner to intervene in our rate increase application. The City of Wilmington is challenging the approval of a new industrial rate classification for water service to a General Motors facility that has received water service from both the City of Wilmington and Artesian Water. General Motors petitioned to intervene to protect their interest with regard to the City of Wilmington's intervention. On June 1, 2002, Artesian Water placed temporary rates into effect, 60 days from the filing date, June 2, 2002, up to the statutory limit of $2.5 million on an annualized basis, under bond, until the Delaware PSC decides the level of permanent rates. Hearings regarding Artesian Water's rate increase request were held on October 30 and October 31 before a Hearing Examiner. Briefing and a decision will follow. On October 30, 2002, during those evidentiary hearings the Company reduced its requested rate increase to $4.8 million on an annualized basis. As of November 2, 2002, we are permitted to extend our temporary rates up to $4.8 million, on an annualized basis, subject to refund. We have not yet determined when or if we will implement the new rates.

          The office building and shop complex utilized by Artesian Water are leased at an average annual rental of $180,000 from a partnership, White Clay Realty, in which certain of Artesian Resources' officers and directors are a partner or the beneficiary of a partner (Dian C. Taylor and John R. Eisenbrey, Jr.). The current rental of $180,000 is below market. The current lease may expire at the end of 2002, as certain of the partners of White Clay Realty, who are not related to Artesian Resources contend that the option to extend the lease was not effectively exercised. Management does not necessarily agree with this contention, however, a special committee of the Board of Directors, composed entirely of outside directors not related to White Clay Realty, has been formed and authorized to evaluate all options, including the lease or purchase of the office building and complex belonging to White Clay Realty as well as the lease or purchase of other facilities belonging to third parties. By statute, Artesian Water has the power of eminent domain, whereby Artesian Water can compel a property owner to sell a property to Artesian Water for fair market value as determined by a court of law.

          At September 30, 2002, Artesian Water had lines of credit with three separate financial institutions totaling $35.0 million to meet its temporary cash requirements. These revolving credit facilities are unsecured. As of September 30, 2002, we had $21.6 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate plus 1.0% or, at our discretion, the bank's federal funds rate plus 1.0% and at September 30, 2002 was 2.79%. All the facilities are reviewed annually by each bank for renewal. Our cash from operations and lines of credit are sufficient to meet our financial obligations for the next twelve months.

CAUTIONARY STATEMENT

          Statements in this Quarterly Report on Form 10-Q which express our "belief," "anticipation" or "expectation," as well as other statements which are not historical fact including statements regarding our rate application and the effects of the mandatory water use restrictionsthe initiation of temporary rates, our investment plans in 2002 and whether we will conduct a debt offering, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors, such as developments in our current rate proceeding, competitive market pressures, material changes in demand from larger customers, changes in weather, changes in government policies, changes in economic conditions, and other matters listed under the heading Risk Factors in our Registration Statement on Form S-2 (File No. 333-87864), could cause results to differ materially from those in the forward-looking statements. The CompanyWe do does not undertake to update any of the forward-inglooking statements included in the Quarterly Report on Form 10-Q.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           We are subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed-rate, long-term debt and, to a lesser extent, short-term debt. Our interest rate risk related to existing fixed-rate, long-term debt is not material due to the term of our First Mortgage Bonds, which have maturity dates ranging from 2003 to 2020.

ITEM 4 - CONTROLS AND PROCEDURES

           An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 4, 2002 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of November 4, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to November 4, 2002.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

          Not applicable.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5 - OTHER INFORMATION

          Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
(a)
99.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K
We did not file a report on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2002
Dian C. Taylor
Chair of the Board, Chief Executive
Officer and President

November 13, 2002
David B. Spacht
Vice President, Chief Financial Officer and
Treasurer

CERTIFICATION

I, Dian C. Taylor, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Artesian Resources Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report on (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	/s/Dian C. Taylor
Dian C. Taylor
Chair of the Board, Chief Executive
Officer and President

CERTIFICATION

I, David B. Spacht, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Artesian Resources Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report on (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	/s/ David B. Spacht
David B. Spacht
Vice President, Chief Financial Officer and
Treasurer

INDEX TO EXHIBIT

Exhibit Number	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1

ARTESIAN RESOURCES CORPORATION

FORM OF OFFICER CERTIFICATION REQUIRED BY SECTION 906 OF
THE SARBANES-OXLEY ACT

Certification by the Chief Executive Officer and Chief Financial Officer
Relating to a Periodic Report Containing Financial Statements

I, Dian C. Taylor, Chief Executive Officer, and David B. Spacht, Chief Financial Officer, of Artesian Resources Corporation, a Delaware corporation (the "Company"), hereby certify that, based on our knowledge:

(1)	The Company's periodic report containing financial statements on Form 10-Q for the period ended September 30, 2002 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: As of November 13, 2002

CHIEF EXECUTIVE OFFICER:	CHIEF FINANCIAL OFFICER:

/s/Dian C. Taylor	/s/David B. Spacht