Form 10-K
period 2002-12-31
ARTESIAN RESOURCES CORP
filed 2003-03-21
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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
Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
Yes	X	No

The aggregate market value of the non-voting and voting stock held by non-affiliates of the registrant at March 3, 2003 was $66,743,840 and $3,773,790, respectively.

As of March 3, 2003, 2,185,880 shares and 391,824 shares of Class A Non-Voting Common Stock and Class B Common Stock, respectively, were outstanding.

PART I

Item 1. - Business.

Artesian Resources Corporation ("Artesian Resources" or the "Company") operates as the parent holding company of Artesian Water Company, Inc. ("Artesian Water"), our principal subsidiary, Artesian Water Pennsylvania, Inc. and two non-regulated subsidiaries. Artesian Water Company was organized in 1927 as the successor to the Richardson Park Water Company, founded in 1905. In 1984, the name of Artesian Water Company was changed to Artesian Resources Corporation and the utility assets were contributed to the newly formed subsidiary, Artesian Water. In this Annual Report on Form 10-K, we frequently use the terms "we," "our" and the "Company" to refer to Artesian Resources and its subsidiaries, including Artesian Water.

We distribute and sell water to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware. As of December 31, 2002, we had 68,000 metered customers and served a population of approximately 226,000 (including contract services), representing approximately 27% of Delaware's total population. We also provide water for public and private fire protection to customers in our service territories. Our gross water sales revenue for 2002 was approximately $33.6 million, and our percentages of gross water sales revenue by major customer classifications were 60% for residential, 32% for commercial, industrial, governmental, municipal and utility, and 8% for fire protection and other. These percentages have remained fairly constant for the past three years. We have received recognition of Artesian Water Pennsylvania, Inc. as a regulated public water utility by the Pennsylvania Public Utility Commission in 2002. We are now serving a community in Pennsylvania of 39 customers.

Our current market area is the State of Delaware, which had a population of approximately 800,000 at December 31, 2002. According to the US Census Bureau, Delaware's population has increased 17.6% over the last 10 years, the 14th largest percentage increase among the states. Although New Castle is the most populous of Delaware's three counties, Sussex County, in southern Delaware, has experienced the most significant growth with a population increase of approximately 38.3% over the last ten years. The largest project, which was completed in 2002, is the Bayville Iron Removal Facilities project in Sussex County, Delaware, with a total cost of $4.17 million. Substantial portions of Delaware, particularly outside of New Castle County, are not served by a public water system and represent potential opportunities for Artesian Water to obtain new exclusive franchised service areas for Artesian Water. We continue to focus resources on developing and serving existing service territories and obtaining new territories throughout the state.

In Delaware, a Certificate of Public Convenience and Necessity ("CPCN") grants a water company the exclusive right to serve all existing and new customers within a designated area. Effective July 1, 2001, the authority to issue CPCNs was transferred to the Delaware Public Service Commission ("PSC") from the Delaware Department of Natural Resources and Environmental Control ("DNREC"). In this Annual Report on Form 10-K, we refer to these Certificates as "CPCNs" or "franchises." We hold CPCNs for approximately 140 square miles of exclusive service territory, which is segmented into a number of service areas. Our largest connected regional water system, consisting of approximately 98.6 square miles and 64,300 customers, is located in northern Delaware. A significant portion of our exclusive service territory remains undeveloped, and if and when development occurs and there is population growth in these areas, we will increase our customer base by providing water service to the newly developed areas and new customers. The total number of customers we serve has grown at an average annual rate of approximately 2.7% for the last ten years. Within our existing service territory, we hold CPCNs for nearly 5,000 acres zoned for industrial and manufacturing development.

Since 1993, we have significantly expanded our service territory by acquiring new exclusive service areas in Delaware through grants of CPCNs. This expansion, which has occurred in southern New Castle, Kent and Sussex Counties, has increased our exclusive service area in Delaware by approximately 30% since 1993. The pursuit of new service territory in the State of Delaware by water companies is competitive.

We have identified sufficient sources of groundwater supply to serve our expanding customer base for the foreseeable future. Our self-supply has increased from 63% of our total water supply in 1992 to approximately 82% in 2002. Since 1992, we have increased our sources of groundwater supply from our own wells by 50%, or nearly nine million gallons per day. We plan to continue development of new sources of groundwater supplies previously identified.

Our primary sources of water are our wells that pump groundwater from aquifers and other formations. To supplement our groundwater supply, we purchase surface water through interconnections only in the northern service area of our New Castle County system. The purchased surface water is blended with our groundwater supply for distribution to our customers. Nearly 82% of the overall 7.2 billion gallons of water we distributed in all our systems during 2002 came from our groundwater wells, while the remaining 18% came from interconnections with other utilities and municipalities. During 2002, our average rate of water pumped was approximately 16.4 million gallons per day ("mgd") from our groundwater wells and approximately 3.3 mgd was supplied from interconnections. Our peak water supply capacity currently is approximately 45.5 mgd. Our peak water demand in 2002 was approximately 29.3 mgd. We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

We have 94 operating and 52 monitoring wells in our systems. Our northern New Castle County system is interconnected. In the remainder of the state, we have several satellite systems that have not yet been connected by transmission and distribution facilities. We intend to join these systems into larger integrated regional systems through the construction of a transmission and distribution network as development continues and our expansion efforts provide us with contiguous exclusive service territories.

We have 17 interconnections with four neighboring water utilities and six municipalities that provide us with the ability to purchase or sell water. Interconnection agreements with the Chester Water Authority and the City of Wilmington have "take or pay" clauses requiring us to take, as of December 31, 2002, minimum draws totaling 864,000,000 gallons annually. Because of the drought, the Chester Water Authority reduced their minimum draw for 2002 only. We presently use the minimum draws under these agreements. The Chester Water Authority agreement, which expires in 2021, provides for a renewal period of an additional 25 years at our option, subject to the approval of the Susquehanna River Basin Commission. Our remaining take or pay agreement with that municipality was renewed in December 2001 for a period of five years. All of the interconnections provide Artesian Water the ability to sell water to neighboring water utilities or municipalities.

Under state laws and regulations, we are required to file applications with the DNREC for water allocation permits for each of our production wells pumping quantities of water above certain levels. Presently, we have permits for 69 wells, permit applications pending for 14 wells and 11 wells not requiring a permit. Our access to aquifers within our service territory is not exclusive. Water allocation permits control the amount of water which can be drawn from water resources and are granted with specific restrictions on water level draw down limits, annual, monthly and daily pumpage limits, and well field allocation pumpage limits. Our ability to supply the demands of our customers has not been affected by private usage of the aquifers by landowners or the limits imposed by the state. Because of the extensive regulatory requirements relating to the withdrawal of any significant amounts of water from the aquifers, we believe that third party usage of the aquifers within our service territory will not interfere with our ability to meet the present and future demands of our customers.

At the end of 2002, we were serving customers through approximately 915 miles of transmission and distribution mains. Mains range in diameter from two inches to twenty-four inches, and most of the mains are made of ductile iron, cast iron or transite pipe. Ductile iron is more durable than plastic and we install ductile iron pipes wherever possible. We are installing a more durable type of plastic pipe only near ocean front property in southern Delaware where corrosive conditions of the surrounding ground affect the longevity of ductile iron pipe. We also supply public fire protection service through approximately 3,600 hydrants installed throughout our service territories.

We have 30 storage tanks, most of which are elevated, providing total system storage of 38.0 million gallons. We also are developing and using an aquifer storage and recovery system. At some locations, we rely on hydropneumatic tanks to maintain adequate system pressures. Where possible, we will combine our smaller satellite systems with systems having elevated storage facilities.

We pump all of our water with electric power purchased from major electric utilities. We also have diesel and propane powered generating equipment at selected treatment and elevated storage facilities for the provision of basic water service during possible electrical outages.

We derive about 90% of our self-supplied groundwater from wells located in the Atlantic Coastal Plain. The remaining 10% come from wells in the Piedmont Province. We use a variety of treatment methods, including aeration, pH adjustment, chlorination, fluoridation and iron removal, to meet federal, state and local water quality standards. Additionally, a corrosion inhibitor is added to all of our self-supplied groundwater and most of the supply from interconnections. We have 42 different water treatment facilities. All water supplies that we purchase from neighboring utilities are potable. We believe the costs of treating groundwater are significantly lower than those of treating surface water.

We are subject to regulation by federal, state and local agencies with respect to, among other things, rates charged for water service, awards of new service territory, water allocation rights, water quality and environmental matters.

Artesian Water, as a public utility, is regulated by the PSC with respect to rates and charges for service, the sale and issuance of securities, mergers and other matters. We periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business.

We filed for a rate increase in April 2002, but we cannot predict whether the PSC will approve the requested increase, approve a smaller increase or deny any such request. We currently derive our water service revenues from water consumption, upon which base rates are applied, which were last increased as of December 3, 2002. This reflects a temporary increase of approximately 11.4%, which Artesian Water is permitted to collect by law, under bond, until the PSC makes a final rate determination. On June 1, 2002, we placed temporary rates into effect, up to the statutory limit of $2.5 million on an annualized basis, under bond. The previous increase was placed in effect July 1, 2001, which authorized a return on equity rate of 10.5%, with an overall rate of return on rate base of 8.99%.

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

The United States Environmental Protection Agency (the "EPA"), DNREC, and the Delaware Division of Public Health ("DPH") and regulate the water quality of our treatment and distribution systems. We believe that we are in material compliance with all current federal, state and local water quality standards, including regulations under the federal Safe Drinking Water Act. Chester Water Authority, which supplies water to Artesian Water through interconnections in northern New Castle County, is regulated by the Pennsylvania Department of Environmental Protection as well as the EPA.

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

On December 19, 1996, Artesian Wastewater Management, Inc. ("Artesian Wastewater") was created as a non-regulated subsidiary of Artesian Resources. Artesian Wastewater provides wastewater treatment services in Delaware. In 1999, Artesian Wastewater began operating a wastewater facility for the town of Middletown in southern New Castle County. This subsidiary did not engage in any business activity in 1998. On March 12, 1997, Artesian Wastewater became a one-third participant, along with heavy-construction contractor George and Lynch and engineering firm Woodward-Clyde International-Americas (a subsidiary of URS Greiner), in a limited liability company called AquaStructure Delaware, L.L.C. ("AquaStructure").

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

The Company has no collective bargaining agreements with any of its employees, and its work force is not union organized or union represented. As of December 31, 2002, we employed 178 full-time and six part-time employees, all of whom were non-unionized. Of this number, 24 were officers and managers; 98 were employed as operations personnel, including engineers, technicians, draftsman, maintenance and repair persons, meter readers and utility personnel; and 46 were employed in the accounting, budgeting, information systems, human resources, customer relations, public relations and conservation departments. The remaining ten employees were administrative personnel. We believe that our employee relations are good.

Item 2. - Properties.

The corporate headquarters of Artesian Resources, Artesian Water and its other non-regulated subsidiaries are located at 664 Churchmans Road, Newark, Delaware. The property is leased from White Clay Realty by Artesian Water through December 31, 2002. Artesian Water, in December of 2002, filed a condemnation action in the Delaware Superior Court, seeking to acquire title to the office and shop complex currently leased by Artesian, known as 664 Churchmans Road, Newark, Delaware (the "Property"). Artesian Water filed this action under its statutory power of eminent domain against the owner of the Property, White Clay Realty, a Delaware Limited Partnership, and each of the limited partners. White Clay Realty has no general partner and the Superior Court has ruled that the partnership is dissolved and all of the former partners now own the Property jointly as tenants in common. Certain of the officers and directors of Artesian Resource are tenants in common or the beneficiary of a tenant in common. A special committee of the Board of Directors, composed entirely of outside directors who have no ownership interest in the Property, made the determination to purchase the Property through the condemnation procedures. Under this procedure, if the acquisition of the Property is approved by the court, the fair market value of the Property will be determined by a panel of commissioners after an evidentiary hearing. Artesian Water's independent appraiser has valued the Property to be worth $3,800,000. Until a final determination of the condemnation, the parties have agreed that Artesian Water may continue to occupy the Property under the terms of the lease with a quarterly rental payment of $43,361. See Item 13, Transactions with Management and Affiliated Interests, for further disclosures.

Artesian Resources and Artesian Development Company, Inc. ("Artesian Development"), a wholly owned subsidiary of Artesian Resources, own various parcels of land in New Castle County, Delaware. The Artesian Water owns land, transmission and distribution mains, pump facilities, treatment plants, storage tanks and related facilities within New Castle, Kent and Sussex Counties, Delaware. In the aggregate, we own rights-of-way and easements totaling approximately 694 acres. Substantially all of Artesian Water's utility plant, except utility plant within the town of Townsend, Delaware, is pledged as security for First Mortgage Securities.

Of the 694 acres we own, Artesian Development owns approximately eleven-acres zoned for office buildings located immediately adjacent to our corporate headquarters. ADC has no present plans to purchase new land or develop the acreage it owns.

All of our existing facilities adequately meet current necessary production capacities and current levels of utilization.

Item 3. - Legal Proceedings.

On April 2, 2002, Artesian Water filed a petition with the PSC seeking to raise rates for water service by 23.12%, or $7.5 million. As is permitted by law, we placed a 7.71% rate increase into effect under bond beginning June 1, 2002. On June 17, 2002, we filed a supplemental application reducing the requested increase to 19%, or $6.4 million. Hearings regarding the rate increase were held on October 30 and 31, 2002. During these hearings, we reduced our requested rate increase to 14.2%, or $4.8 million. Beginning December 3, 2002, as is permitted by law, we placed an additional 3.69% of the proposed rates into effect. These rates represent an increase in water consumption charges, customer charges and fire hydrant ready to serve charges necessary to generate an increase in operating revenues of approximately $3.9 million.. On March 18, 2003 the PSC approved an increase in rates for Artesian Water. Based on the decisions made during the Commission hearings the company has calculated the increase to be approximately $3.3 million, this calculation has been reviewed by PSC staff. Pending review of the final order by the PSC, which has not been issued, the final amount and impact of the new rate on customer bills will be determined. Any revenues that have been deferred and are subsequently approved for recovery will be recorded as revenue in 2003.

The office building and shop complex utilized by Artesian Water are leased at an average annual rental of $175,000 from a partnership, White Clay Realty, in which certain of Artesian Resources' officers and directors are a partner or the beneficiary of a partner (Dian C. Taylor and John R. Eisenbrey, Jr.). The current rental of $175,000 is below market. Artesian Water, in December 2002, filed a condemnation action in the Delaware Superior Court, seeking to acquire title to the office and shop complex currently leased by Artesian, known as 664 Churchmans Road, Newark, Delaware (the "Property"). Artesian Water filed this action under its statutory power of eminent domain against the owner of the Property, White Clay Realty, a Delaware Limited Partnership, and each of the limited partners. White Clay Realty has no general partner and the Superior Court has ruled that the partnership is dissolved and all of the former partners now own the Property jointly as tenants in common. A special committee of the Board of Directors, composed entirely of outside directors who have no ownership interest in the Property, made the determination to purchase the Property through the condemnation procedures. Under this procedure, if the acquisition of the Property is approved by the court, the fair market value of the Property will be determined by a panel of commissioners after an evidentiary hearing. Artesian Water's independent appraiser has valued the Property to be worth $3,800,000. In December 2002, Artesian Water issued a payment to the Prothonotary for the State of Delaware for $3,800,000. As the court has delayed payment until the matter is decided, the amount is to be refunded to Artesian and is recorded as a receivable at December 31, 2002. Until a final determination of the condemnation, the parties have agreed that Artesian Water may continue to occupy the Property under the terms of the lease with a quarterly rental payment of $43,361.

There are no other material legal proceedings pending at this date.

Item 4. - Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. - Market for Company's Common Equity and Related Stockholder Matters.

Artesian Resources' Class A Non-Voting Common Stock ("Class A Stock") is listed on the Nasqad National Market and trades under the symbol "ARTNA." On March 3, 2003, there were 795 holders of record of the Class A Stock. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Class A Stock on the Nasqad National Market and the cash dividends declared per share:

CLASS A NON-VOTING COMMON STOCK

		High	Low	Dividend Per Share
2001
	First Quarter	$26.75	$23.25	$0.275
	Second Quarter	26.98	23.55	0.275
	Third Quarter	28.50	24.55	0.280
	Fourth Quarter	30.94	26.25	0.280

2002
	First Quarter	$31.50	$28.60	$0.290
	Second Quarter	34.00	28.22	0.290
	Third Quarter	29.75	25.14	0.290
	Fourth Quarter	29.89	27.02	0.290

2003
	First Quarter (through March 3, 2003)	$32.24	$29.57	$0.2975

The closing sale prices shown above reflect prices between dealers and do not include retail markups or markdowns or commissions and may not necessarily represent actual transactions.

Our Class B Voting Stock ("Class B Stock") is quoted on the OTC Bulletin Board under the symbol "ARTNB." There has been a limited and sporadic public trading market for the Class B Voting Common Stock. As of March 3, 2003, the last reported trade of the Class B Voting Common Stock on the OTC Bulletin Board was at a price of $30.00 per share on June 14, 2002. As of March 3, 2003, we had 221 holders of record of the Class B Voting Common Stock.

Item 6. - Selected Financial Data.

The selected consolidated financial data for each of the years in the five-year period ended December 31, 2002 are derived from the audited financial statements of the Company. The following data should be read in conjunction with the financial statements and related notes and also with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K.

	For the year ended December 31,
In thousands, except per share and operating data	2002	2001	2000	1999	1998

Operating revenues
Water sales	$33,644	$31,362	$27,090	$26,310	$25,096
Other revenue	953	625	461	467	370
Total operating revenues	$34,597	$31,987	$27,551	$26,777	$25,466

Operating expenses
Operating and maintenance	$18,334	$17,619	$15,399	$14,690	$14,273
Depreciation and amortization	3,392	3,001	2,706	2,417	2,183
State and federal income taxes	2,825	2,184	1,619	1,960	1,808
Property and other taxes	1,871	1,782	1,616	1,620	1,535
Total operating expenses	$26,422	$24,586	$21,340	$20,687	$19,799

Operating income	$8,175	$7,401	$6,211	$6,090	$5,667
Other income, net	380	457	295	188	215
Total income before interest charges	$8,555	$7,858	$6,506	$6,278	$5,882

Interest charges	4,388	4,537	4,055	3,298	3,162

Net income	$4,167	$3,321	$2,451	$2,980	$2,720
Dividends on preferred stock	42	51	61	71	82
Net income applicable to common stock	$4,125	$3,270	$2,390	$2,909	$2,638

Net income per share of common stock:
Basic	$1.75	$1.61	$1.19	$1.48	$1.47
Diluted	$1.71	$1.58	$1.17	$1.46	$1.45

Avg. shares of common stock outstanding
Basic	2,356	2,026	2,007	1,961	1,796
Diluted	2,408	2,072	2,044	1,996	1,816
Cash dividends per share of common stock	$1.16	$1.11	$1.095	$1.06	$0.97

	As of or for the year ended December 31,
BALANCE SHEET DATA	2002	2001	2000	1999	1998
Utility plant, at original cost
less accumulated depreciation	$167,338	$152,356	$134,038	$122,481	$109,780
Total assets	$183,072	$163,534	$144,407	$132,482	$119,376
Notes payable	$3,163	$16,118	$2,000	$7,617	$7,704
Long-term obligations and
redeemable preferred stock,
including current portions	$64,591	$50,998	$52,236	$36,165	$32,696
Stockholders' equity	$51,176	$34,445	$32,829	$32,356	$27,933
Total capitalization	$115,246	$84,015	$83,846	$67,285	$60,486

OPERATING DATA
Average water sales per customer	$495	$474	$417	$420	$419
Water pumped (millions of gallons)	7,198	7,321	6,886	6,758	6,739
Number of metered customers	68,049	66,173	64,902	62,621	60,688
Miles of water main	917	888	872	842	820

Item 7 - Management's Discussion & Analysis of Operations & Financial Condition

General Information

Artesian Resources Corporation ("Artesian Resources") is a non-operating holding company, whose income is derived from the earnings of our four wholly-owned subsidiary companies and our one-third interest in AquaStructure, a Limited Liability Corporation whose primary activity is marketing wastewater services. Artesian Water Company, Inc. ("Artesian Water"), our principal subsidiary, is the oldest and largest public water utility in the State of Delaware and has been providing water service within the state since 1905. We distribute and sell water to residential, commercial, industrial, governmental, municipal and utility customers throughout Delaware. In addition, we provide services to other water utilities, including operations and billing functions. We also have contract operation agreements with thirteen private and municipal water providers. In 2002, approximately 99.1% of our net income applicable to common stock was attributable to Artesian Water's service to customers, with the remaining 0.9% related to the other subsidiaries.

Upon recognition from the Pennsylvania Public Utility Commission as a regulated utility, our other water utility subsidiary, Artesian Water Pennsylvania, Inc., began operations in 2002, providing water service to a residential community, consisting of 41 homes, in Chester County. Our other subsidiaries, neither of which is regulated, are Artesian Wastewater Management, Inc., which provides wastewater services in Delaware, and Artesian Development Corporation, whose sole activity has been ownership of an eleven-acre parcel of land.

Strategic Direction

Our profitability is primarily attributable to the sale of water by Artesian Water, the amount of which is dependent on seasonal fluctuations in weather, particularly during the summer months when water demand may vary with rainfall and temperature.

While customer growth in our utility subsidiary will continue to be a major focus in 2003, we are aggressively seeking opportunities that produce revenue streams that are unrelated to weather. These opportunities include our wastewater management subsidiary's operation of a new spray irrigation wastewater treatment facility with a capacity of 2.5 million-gallons-per-day for the town of Middletown, Delaware, which began in the third quarter of 2002. In addition, we will continue to focus attention on expanding our contract operations opportunities with municipalities and private water providers in Delaware and surrounding areas.

Ensuring our customers have a dependable supply of safe, high-quality water has been, and will continue to be, a high priority. We expect to make investments in 2003 that will increase our sources of water and enhance our ability to deliver supply from our Aquifer Storage and Recovery Program. We are the first and only water utility in Delaware to utilize this technology that capitalizes on Delaware's unique geology to provide storage capacity for water to be used during periods of peak water demand.

Regulatory Matters and Inflation

As of December 31, 2002, we had approximately 68,000 metered customers and serviced a population of approximately 226,000, representing approximately 27% of Delaware's total population. The Delaware Public Service Commission ("PSC") regulates Artesian Water's rates charged for water service, the sale and issuance of our securities and other matters. We periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business. In Delaware, utilities are permitted to place rates into effect on a temporary basis pending completion of a rate increase proceeding. Increases in the number of customers served by Artesian Water also contribute to increases in our operating revenues.

We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability. The cumulative effect of inflation results in significantly higher facility costs, compared to investments made 20 to 40 years ago, which must be recovered from future cash flows.

In 2001, Delaware passed a statute permitting water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge (DSIC). This charge is available to water utilities to be implemented between general rate increase application that normally recognize changes in a water utility's overall financial position. The DSIC process significantly reduces expenses when compared to those typically associated with general rate increase requests. We requested on November 30, 2001, and subsequently implemented, a 0.53% overall surcharge for bills rendered subsequent to January 1, 2002. The first effective date for the implementation of DSIC was January 1, 2002. Revenues generated by this charge totaled $66,000 in 2002.

We filed an application with the PSC on April 2, 2002, to increase rates for water service for all of Artesian Water's customers. A temporary rate increase, calculated to increase annualized revenues $2.5 million was approved by the PSC and placed into effect on June 1, 2002. As a result on June 1, 2002, when these temporary rates went into effect, by statute, the DSIC surcharge returned to zero for the remainder of 2002. Beginning December 3, 2002, as is permitted by law, the Company placed an additional temporary rate increase into effect to generate an additional $1.4 million of annualized revenues. If such rates are found to be in excess of rates the PSC finds to be appropriate, the utility must refund the portion found in excess to customers with interest. On March 18, 2003 the PSC approved an increase in rates for Artesian Water. Based on the decisions made during the Commission hearings, the Company has calculated the increase to be approximately $3.3 million; this calculation has been reviewed by PSC staff. Pending review of the final order by the PSC, which has not been issued, the final amount and impact of the new rate on customer bills will be determined. Any revenues that have been deferred and are subsequently approved for recovery will be recorded as revenue in 2003.

Significant Accounting Policies

We record water service revenue, including amounts billed to customers on a cycle basis and unbilled amounts, based upon estimated usage from the date of the last meter reading to the end of the accounting period. These estimates are made on an individual customer basis, based on the previous year's consumption in the same period, and are adjusted to reflect current changes in water demand on a system-wide basis. While actual usage for individual customers may differ materially from the estimate, we believe the overall total estimate of consumption and revenue for the fiscal period will not differ materially from actual billed consumption, as the overall estimate has been adjusted to reflect any change in overall demand on the system for the period.

Our regulated water utility records deferred regulatory assets under Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," which are expenses that may be recovered over various lengths of time as prescribed by the PSC. As the utility incurs certain expenses, such as expenses related to rate case applications, a deferred regulatory asset is created. Adjustments to these deferred regulatory assets are made when the PSC determines whether the expense is recoverable in rates, the length of time over which an expense is recoverable, or, because of changes in circumstances, whether a remaining balance of deferred expense is no longer recoverable in rates charged to customers. Adjustments to reflect changes in recoverability of certain deferred regulatory assets may have a material effect on our financial results.

Results of Operations

2002 Compared to 2001

Operating Revenues

Revenues totaled $34.6 million in 2002 and were 8.2% above revenues in 2001 of $32.0 million, reflecting an increase in water sales of 7.3% due to customer growth and rate increases approved by the PSC in 2002. We realized 97.2% of our total revenue in 2002 from the sale of water.

We filed an application with the PSC on April 2, 2002, to increase rates for water service for all of Artesian Water's customers. A temporary rate increase, calculated to increase annualized revenues $2.5 million was approved by the PSC and placed into effect on June 1, 2002. Beginning December 3, 2002, as is permitted by law, the Company placed an additional rate increase into effect, to generate an additional increase in annualized revenues of $1.4 million. The increase in revenues for the various customer classes will not consistently match changes in consumption levels for the class primarily due to our use of a multiple rate block structure. This structure charges different rates for different levels of consumption. In addition, rate increases are distributed among the rate blocks and service charges through a cost of service analysis and may not reflect, on an individual class or charge basis, the overall increase in rates approved by the PSC.
Percentage of Revenues by Customer Class
	2002	2001	2000

Residential	59.57%	60.28%	59.64%
Commercial	23.83%	24.80%	25.67%
Industrial	1.31%	1.25%	0.75%
Government and Other	12.54%	11.71%	12.27%
Other Utility operating revenues	1.92%	1.60%	1.51%
Non-Utility operating revenues	0.83%	0.36%	0.16%

Total	100.00%	100.00%	100.00%

Residential

Residential water service revenues in 2002 amounted to $20.6 million, an increase of 6.9% over the $19.3 million recorded in 2001. The increase in 2002 follows an increase of 17.4% in 2001. The volume of water sold to residential customers, however, decreased by 5.0 % from 3,809 million gallons in 2001 to 3,627 million gallons in 2002, primarily as a result of drought water use restrictions. The number of residential customers served increased 2.8% in 2002.

Commercial

Revenues from commercial customers in 2002 increased by 3.9% to $8.2 million, from $7.9 million in 2001. The volume of water sold to commercial customers decreased by 9.1% from 2,384 million gallons in 2001 to 2,167 million gallons in 2002, primarily as a result of drought water use restrictions. The number of commercial customers served increased 1.2% in 2002.

Industrial

Revenues from industrial customers in 2002 increased by 13.1% to $453,000, from $400,000 in 2001. The volume of water sold to industrial customers increased 33.8% from 165 million gallons in 2001 to 221 million gallons in 2002 primarily as a result of the addition of one new customer.

Government and Other

Government and other revenues in 2002 increased by 15.8% to $4.3 million, from $3.7 million in 2001. Revenues derived from fire protection services totaled $2.3 million in 2002, exceeding 2001 revenue by 22.9%. The remaining revenue increase was derived from the sale of water to neighboring utilities, government agencies, pools and other temporary and seasonal customers.

Other Utility Operating Revenue

Other utility operating revenue, derived from contract operations, antenna leases on water tanks and finance charges increased 30.6% in 2002 to $666,000, from $509,000 in 2001. This is primarily a result of an increase in revenues for contract operation services.

Operating Expenses

Operating expenses, excluding depreciation and taxes, increased approximately $715,000, or 4.1%, to $18.3 million in 2002. The increase in operating expenses resulted primarily from an increase in payroll and related expense of $731,000, or 8.2%, due to the addition of new employees and increases in annual merit compensation. Purchased water expenditure decreased $267,000 from 2001 levels due to Chester Water Authority removing minimum purchase requirements due to the drought conditions in the summer and fall of 2002 and our ability to rely on our less costly groundwater supply. Water treatment expense increased $68,000 primarily due to expanded testing of our sources of supply. Finally, our administrative expenses remained flat. This reflects the one-time $280,000 expense recognition in 2001 for legal costs associated with the suspended negotiations for the purchase of Tidewater Utilities, a subsidiary of Middlesex Water Company, offset by an increase in 2002 in consulting and temporary services of $323,000, which reflects the use of these services prior to filling positions with full-time employees. The ratio of operating expense, excluding depreciation and taxes, to total revenue was 53.0% for the year ended December 31, 2002, compared to 55.1% for the year ended December 31, 2001.
Operating and Maintenance Expenses
	2002	2001	2000

Payroll and Associated expense	52.47%	50.46%	49.88%
Purchased Water	13.55%	15.62%	16.57%
Repair and Maintenance	5.48%	5.11%	4.22%
Water Treatment	3.47%	3.50%	3.45%
Administrative	23.96%	24.90%	25.63%
Non-utility Operating	1.07%	0.41%	0.25%

Total operating and maintenance expenses	100.00%	100.00%	100.00%

Depreciation and amortization expense increased $391,000, or 13.0%, due to increases in our utility plant in service. Income tax expense increased $641,000, or 29.3%, due to increased profitability in 2002. Our total effective income tax rate for 2002 and 2001 was 40.4% and 39.7%, respectively.

Interest Charges

Interest charges decreased $149,000, or 3.3%, primarily due to a $208,000 decrease in interest associated with our short-term debt. Average outstanding lines of credit during 2002 of $16.5 million increased by $2.3 million, compared to the average outstanding lines of credit during 2001 of $14.2 million. The average interest rate applied to these balances decreased from 4.8% in 2001 to 2.7% in 2002.

Net Income

For the year ended December 31, 2002, our net income applicable to common stock increased $855,000, or 26.1%, compared to in 2001. The increase in net income was primarily due to decreases in purchased water and legal expenses, lower interest rates on short-term lines of credit, continued customer growth, and rate increases authorized in 2001 and 2002.

2001 Compared to 2000

Operating Revenues

Revenues totaled $32.0 million in 2001 and were 16.1% above revenues in 2000 of $27.6 million, reflecting an increase in water sales of 15.8% due to customer growth and rate increases approved by the PSC in 2001. We realized 98.0% of our total revenue in 2001 from the sale of water.

We filed an application with the PSC on December 5, 2000, to increase rates for water service for all of Artesian Water's customers. A temporary rate increase calculated to increase annualized revenue by $2.5 million was approved by the PSC and placed into effect on February 3, 2001. We received final approval, in PSC Docket 00-647 on June 19, 2001, to increase rates up to a total annualized increase in revenues of $3.7 million, or $1.2 million more than permitted under temporary rates. The approval was the result of a stipulated settlement reached with the PSC Staff and Division of Public Advocate. The increase in revenues for the various customer classes will not consistently match changes in consumption levels for the class primarily due to our use of a multiple rate block structure. This structure charges different rates for different levels of consumption. In addition, rate increases are distributed among the rate blocks and service charges through a cost of service analysis and may not reflect, on an individual class or charge basis, the overall increase in rates approved by the PSC.

Residential

Residential water service revenues in 2001 amounted to $19.3 million, an increase of 17.4% over the $16.4 million recorded in 2000. The increase in 2001 followed an increase of 1.4% in 2000. The volume of water sold to residential customers, however, decreased marginally from 3,817 million gallons in 2000 to 3,809 million gallons in 2001. The number of residential customers served increased 2.0% in 2001.

Commercial

Revenues from commercial customers in 2001 increased by 12.1% to $7.9 million, from $7.1 million in 2000. The volume of water sold to commercial customers increased by 16.9% from 2,039 million gallons in 2000 to 2,384 million gallons in 2001. The number of commercial customers served increased 1.1% in 2001.

Industrial

Revenues from industrial customers in 2001 increased by 93.9% to $400,000, from $207,000 in 2000. The volume of water sold to industrial customers increased 108.9% from 79 million gallons in 2000 to 165 million gallons in 2001, primarily as a result of the addition of one new customer.

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

Operating Expenses

Operating expenses, excluding depreciation and taxes, increased approximately $2.2 million, or 14.4%, to $17.6 million in 2001. The increase in operating expenses resulted primarily from an increase in payroll and related expense of $1.2 million, or 15.7%, due to the addition of new employees and increases in annual merit compensation. Purchased water expenditures increased $201,000 over 2000 levels despite continuing to maintain minimum purchase requirements primarily due to the recognition of a credit in 2000 for water sold back to a provider in 2000. Repair and maintenance expenses increased as a result of an increase of $244,000 for tank painting expense, which reflects the first year of a five-year tank painting and maintenance agreement, which we entered into in 2000. Water treatment expense increased $86,000 reflecting the increased amount of chemicals used as a result of an increase in water pumped and a $42,000 increase related to the expanded testing of our sources of supply. Finally, our administrative expenses increased approximately $481,000, which primarily reflects the one-time $280,000 expense recognition for legal costs associated with the suspended negotiations for the purchase of Tidewater Utilities, a subsidiary of Middlesex Water Company. An additional $73,000 increase in our auditing and tax expense was recorded and reflects an increase in fees associated with the 2001 year end audit and additional fees related to our 2000 year end audit services. The remaining increase of $128,000 represents increases in a number of administrative expenses including bank fees, customer survey expense, regulatory commission expense and training expenses. The ratio of operating expense, excluding depreciation and taxes, to total revenue was 55.1% for the year ended December 31, 2001, compared to 55.9% for the year ended December 31, 2000.

Depreciation and amortization expense increased $295,000, or 10.9%, due to increases in our utility plant in service. Income tax expense increased $565,000, or 34.9%, due to increased profitability in 2001. Our total effective income tax rate for 2000 and 2001 was 39.8% and 39.7%, respectively.

Interest Charges

Interest charges increased $482,000, or 11.9%, primarily due to an increase of $949,000 in interest related to long-term debt due to a full year recognition of interest on the Series O First Mortgage Bonds issued December 29, 2000, and the interest associated with the $4.3 million note issued by the Delaware Department of Health and Social Services on January 31, 2001. This increase is partially offset by a $353,000 decrease in interest associated with our short-term debt. The average outstanding lines of credit during 2001 of $14.2 million increased by $1.4 million, compared to the average outstanding lines of credit during 2000 of $12.8 million. However, the average interest rate applied to these balances decreased from 7.2% in 2000 to 4.8% in 2001. In addition, interest charges related to the early redemption of the Series K First Mortgage Bonds of $47,000 and $65,000 for refunds of revenues collected under bond which were in excess of the final rate increase award in 2000 were reflected in 2000 for which no similar entry was recorded in 2001.

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity for 2002 were $14.9 million in net proceeds from the issuance of Artesian Resources Class A Common Stock, $2.8 million provided by cash flow from operating activities and an increase of $2.5 million in contributions and advances. Cash flow from operating activities was primarily provided by our utility operations, and was impacted by the timeliness and adequacy of rate increases and reduced water usage as a result of the water restrictions and drought emergency in Delaware during 2002; this was offset by a change in receivable due to a pending refund related to the condemnation proceedings concerning our office building.

A significant part of our ability to maintain and meet our financial objectives is to assure our investments in utility plant are recovered in the rates charged to customers. As such, we file rate increase requests to recover increases in operating expenses and investments in utility plant, the timing of which is dependent upon the estimated cost of the administrative process in relation to the deficiency which is to be alleviated. We filed for a rate increase in April 2002, but we cannot predict whether the Public Service Commission will approve the requested increase, approve a smaller increase or deny any such request. We currently derive our water service revenues from water consumption, upon which base rates are applied, which were last increased as of December 3, 2002. This reflects a temporary increase of approximately 11.4%, which Artesian Water is permitted to collect by law, under bond, until the Public Service Commission makes a final rate determination. We expect a final decision on this matter in the first six months of 2003.

We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations. We expect that our aggregate investments in our utility plant and systems in 2003 will be approximately $19.7 million. Our total obligations related to dividend and sinking fund payments on preferred stock, interest and principal payments on indebtedness, rental payments and water service interconnection agreements for 2003 are anticipated to be approximately $8.7 million. We expect that our available cash balances, our projected cash generated from operations and available bank credit lines will be sufficient to fund our activities for the next two years.

Investment in Utility Plant and Systems

Capital expenditures decreased by approximately $2.9 million for the year ended December 31, 2002, or approximately 13.8%, from $21.3 million in 2001 to $18.4 million in 2002. Investment in utility plant, excluding advances and contributions in aid of construction received from real estate developers, decreased by $3.3 million, or 17.3%, from $19.2 million in 2001 to $15.9 million in 2002. Developers financed $2.3 million for the installation of water mains and hydrants serving their developments, compared to $2.1 million financed by developers in 2001.

We invested approximately $7.5 million in new transmission and distribution facilities, including refunds of advances for developer-financed infrastructure. We invested $5.4 million in new infrastructure to serve 1,837 new customers and $1.9 million in our rehabilitation program for transmission and distribution facilities, replacing aging or deteriorating mains.

Capital expenditures of $7.2 million were made to enhance or improve existing treatment facilities, rehabilitation of pumping equipment and installation of new wells to increase supply capabilities. We invested approximately $5.7 million for sources of supply to add new treatment processes and upgrade existing facilities and $1.5 million for new sources of supply throughout Delaware

The remaining $1.4 million of capital investment in 2002 was made for general plant, including fleet vehicles and computer equipment.
Investment in Utility Plant and Systems

In thousands	2002	2001	2000

Source of supply	$1,491	$1,217	$470
Treatment and pumping	5,686	5,935	1,526
Transmission and distribution	7,451	10,657	10,476
General plant and equipment	1,429	1,428	177
Developer financed utility plant	2,345	2,108	1,717

Total Investment in utility plant and systems	$18,402	$21,345	$14,366

We have planned to invest approximately $19.7 million in utility plant in 2003. Developers are expected to finance an additional $4.3 million in utility plant construction. The largest portion of projected investment is primarily a result of our efforts to identify, develop, treat and protect sources of water supply to assure uninterrupted service to our customers. We expect to invest approximately $7.4 million in new treatment facilities, equipment and wells throughout Delaware.

As part of our total utility plant investment, we expect to invest over $11.8 million in transmission and distribution facilities. We project approximately $5.2 million will be invested in the relocations of facilities as a result of government mandates and renewals associated with the rehabilitation of aging infrastructure. We will also invest approximately $6.6 million in new transmission and distribution facilities to improve our system hydraulics and address service needs in growth areas of our service territory.

Approximately $5.7 million of expected utility plant investment represents expenditures for our general plant and equipment, such as fleet vehicles, computer equipment and tools. Of this expected investment, $3.8 million represents the purchase of Artesian Water's office and shop complex. Artesian Water, in December 2002, filed a condemnation action in the Delaware Superior Court, seeking to acquire title to the office and shop complex currently leased by Artesian, known as 664 Churchmans Road, Newark, Delaware (the "Property"). Artesian Water filed this action under its statutory power of eminent domain against the owner of the Property, White Clay Realty, a Delaware Limited Partnership, and each of the limited partners. White Clay Realty has no general partner and the Superior Court has ruled that the partnership is dissolved and all of the former partners now own the Property jointly as tenants in common. Certain of the officers and directors of Artesian Resources are tenants in common or the beneficiary of a tenant in common (Dian C. Taylor and John R. Eisenbrey, Jr.) A special committee of the Board of Directors, composed entirely of outside directors who have no ownership interest in the Property, made the determination to purchase the Property through the condemnation procedures. Under this procedure, if the acquisition of the Property is approved by the court, the fair market value of the Property will be determined by a panel of commissioners after an evidentiary hearing. Artesian Water's independent appraiser has valued the Property to be worth $3,800,000. In December 2002, Artesian Water issued a payment to the Prothonotary for the State of Delaware for $3,800,000. Until a final determination of the condemnation, the parties have agreed that Artesian Water may continue to occupy the Property under the terms of the lease with a quarterly rental payment of $43,361. As the court has delayed payment until the matter is decided, the amount is to be refunded to Artesian and is recorded as a receivable at December 31, 2002.

Financing

We have several sources of liquidity to finance our investment in utility plant and other fixed assets. We estimate that the projected investment of approximately $19.7 million will be financed by our operations and external sources, including a combination of capital investment and short-term borrowings under our revolving credit agreements discussed below. Developers are expected to finance, through advances and contributions in aid of construction, an additional $4.3 million of capital expenditures, which includes the installation of mains and hydrants in new developments.

Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by the Delaware Public Service Commission`.

At December 31, 2002, Artesian Water had lines of credit with three separate financial institutions totaling $35.0 million to meet its temporary cash requirements. These revolving credit facilities are unsecured. As of December 31, 2002, we had $17.2 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate plus 1.0% or the banks' federal funds rate plus 1.0%, at our discretion. All the facilities are reviewed annually by each bank for renewal.

We may, from time to time, sell our securities to meet capital requirements. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. Our trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66 2/3% of total capitalization. Our debt to total capitalization, including the short-term portion thereof, was 48.93% at December 31, 2002.

In order to meet the expected level of investment in utility plant and retain future financing flexibility, we issued a $25 million Series P 6.58% First Mortgage Bond on January 31, 2003. With the proceeds we refinanced our Series L 8.03% First Mortgage Bond, which was due on February 1, 2003, along with $14.9 million of outstanding short-term debt under our lines of credit. Our debt to total capitalization, including the short-term portion thereof, was approximately 55.58% after this issuance.

On February 25, 2003, Artesian Water Company, Inc. (the "Company") entered into an agreement to borrow funds from the Delaware Drinking Water State Revolving Fund (the "Fund"). The Company previously received a binding commitment offer from the Fund for a loan in the amount of $2,900,285 for a term of twenty years at an interest rate of 3.57%. The loan will be used for costs associated with the installation of new public water systems for Keenwick West/Keenwick South and Route 54, Phase II projects in Sussex County, Delaware. The funds will be disbursed as construction is completed.

The 7% Preferred Stock was called on February 21, 2003. The total amount paid to shareholders was $30.00 per share or $326,040.
Contractual Obligations
	Payments Due by Period
In thousands	Less than 1 Year		1-3 Years	4-5 Years	After 5 Years	Total
Long-term debt	$10,000	$	----	$15,000	$20,000	$45,000
State revolving fund loan	143		306	334	3,387	4,170
Operating leases	72		150	13	------	235
Unconditional purchase obligations	2,970		5,958	5,642	37,424	51,994
Other long-term obligations	527		498	----	----	1,025
Called 7% Preferred Stock	326		----	----	----	326
Total contractual cash obligations	$14,038		$6,912	$20,989	$60,811	$102,750
	=====		====	=====	=====	======

Long-term debt obligations reflect the maturities of certain series of our first mortgage bonds, which we intend to refinance when due. The state revolving fund loan obligation has an amortizing mortgage payment, payable over a 20-year period, and will be refinanced as future securities are issued. Both the long-term debt and the state revolving fund loan have certain provisions, which could result in default and subsequently require the obligation to be repaid, however, there are also specific cure provisions which allow us to avoid default of the obligation. We have not experienced conditions which would result in our default under these agreements, and we do not anticipate any such occurrence. Payments for unconditional purchase obligations reflect minimum water purchase obligations under our interconnection agreements with neighboring utilities.
Commitments	Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$17,835	$17,835

Impact of Recent Accounting Pronouncements

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Statement No. 148 amends Statement No. 123, "Accounting for Stock-Based Compensation," by providing alternate methods of transitioning to fair value based accounting for Stock-Based compensation, for those who choose to change. It also amends disclosure requirements of SFAS No. 123 for both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in the notes to these consolidated financial statements.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies EITF 94-3, which addressed this subject. The statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred. Our adoption of this statement will not have a material impact on our financial condition or results of operation.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Statement No. 145 eliminates accounting treatment described in Statements 4 and 64 related to Extinguishment of Debt and amends Statement 13 regarding the use of sale - lease back accounting. Our adoption of this statement will not have a material impact on our financial condition or results of operation.

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement No. 143 requires recognition of a liability at fair value and an increase to the carrying value of the related asset for any retirement obligation. This amount would then be amortized over the life of the asset. The liability would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows. This statement is effective January 2003. Our adoption of this statement will not have a material impact on our financial condition or results of operations

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

Cautionary Statement

Statements in this Annual Report which express our "belief," "anticipation," "projection" or "expectation," as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These may include statements regarding our goals, priorities and growth and expansion plans, the timing and the amount of a final decision in our pending rate case, our investment in utility plant and systems in 2003, and our sources of financing. Also included is our anticipated payments due in 2003 and satisfaction of our debt covenants. Such statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including material changes in demand from larger customers, changes in weather, availability of labor, changes in government policies, levels of rate relief granted and changes in economic conditions and the other risks set forth in our Registration Statement on Form S-2, Registration number 333-87864, under the caption "Risk Factors." All of the forward-looking statements made in this Annual Report are based on our current beliefs and we undertake no obligation to update any of these cautionary statements.

Item 8. - Financial Statements and Supplementary Data.
CONSOLIDATED BALANCE SHEETS
	December 31,
In thousands	2002	2001

ASSETS
Utility plant, at original cost less accumulated depreciation	$167,338	$152,356
Current assets
Cash and cash equivalents	874	1,053
Accounts receivable, net	2,743	2,610
Receivable, other	3,800	----
Unbilled operating revenues	2,718	2,159
Materials and supplies-at cost on FIFO basis	712	616
Prepaid property taxes	651	589
Prepaid expenses and other	422	448
	11,920	7,475
Other assets
Non-utility property (less accumulated depreciation 2002-$76; 2001-$82)	308	297
Other deferred assets	1,069	1,178
	1,377	1,475
Regulatory assets, net	2,437	2,228
	$183,072	$163,534
	======	======
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$2,575	$2,040
Additional paid-in-capital	40,341	25,107
Retained earnings	8,260	7,026
Preferred stock	----	272
Total stockholders' equity	51,176	34,445
Preferred stock-mandatory redeemable, net of current portion	100	200
Long-term debt, net of current portion	63,970	49,370
	115,246	84,015
Current liabilities
Notes payable	3,163	16,118
Current portion of long-term debt	421	1,328
Current portion of mandatory redeemable preferred stock	100	100
Accounts payable	3,119	4,745
Overdraft payable	709	983
Income taxes payable	135	38
Deferred income taxes	----	229
Interest accrued	569	555
Customer deposits	410	414
Other	905	988
	9,531	25,498
Deferred credits and other liabilities
Net advances for construction	19,457	18,754
Postretirement benefit obligation	1,298	1,360
Deferred investment tax credits	873	904
Deferred income taxes	8,024	5,660
Commitments and contingencies (Note 11)
	29,652	26,678
Net contributions in aid of construction	28,643	27,343
	$183,072	$163,534
	======	======
The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
In thousands, except per share amounts	2002	2001	2000
Operating revenues
Water sales	$33,644	$31,362	$27,090
Other utility operating revenue	666	509	418
Non-utility operating revenue (Note 7)	287	116	43
	34,597	31,987	27,551
Operating expenses
Utility operating expenses	17,963	17,368	15,181
Non-utility operating expenses (Note 7)	196	73	39
Related party expenses (Note 8)	175	178	179
Depreciation and amortization	3,392	3,001	2,706
Taxes
State and federal income
Currently payable (Note 3)	693	470	223
Deferred (Note 3)	2,132	1,714	1,396
Property and other	1,871	1,782	1,616
	26,422	24,586	21,340

Operating income	8,175	7,401	6,211

Other income net
Allowance for funds used during construction	380	375	253
Miscellaneous	----	82	42
	380	457	295

Income before interest charges	8,555	7,858	6,506

Interest charges	4,388	4,537	4,055

Net income	4,167	3,321	2,451
Dividends on preferred stock	42	51	61
Net income applicable to common stock	$4,125	$3,270	$2,390

Income per common share:
Basic	$1.75	$1.61	$1.19
Diluted	$1.71	$1.58	$1.17

Weighted average common shares outstanding:
Basic	2,356	2,026	2,007
Diluted	2,408	2,072	2,044

Cash dividends per share of common stock	$1.16	$1.11	$1.095
The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2002	2001	2000
Cash flows from operating activities
Net income	$4,167	$3,321	$2,451

Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	3,238	2,848	2,537
Deferred income taxes, net	2,104	1,628	1,425
Allowance for funds used during construction	(380)	(375)	(253)
Changes in assets and liabilities:
Accounts receivable, net	(133)	(643)	368
Receivable, other	(3,800)	----	----
Unbilled operating revenues	(559)	(57)	(95)
Materials and supplies	(96)	114	(20)
Prepaid property taxes	(62)	2	(43)
Prepaid expenses and other	26	172	(314)
Other deferred assets	124	157	(214)
Regulatory assets	(209)	136	244
Accounts payable	(1,626)	1,577	(790)
State and federal income taxes	97	38	(665)
Interest accrued	14	25	(125)
Customer deposits and other, net	(89)	45	(472)
Postretirement benefit obligation	(62)	(95)	(83)

Net cash provided by operating activities	2,754	8,893	3,951

Cash flows used in investing activities
Capital expenditures (net of AFUDC)	(18,402)	(21,345)	(14,366)
Proceeds from sale of assets	13	11	24
Investments in unconsolidated affiliates	(15)	---	(29)

Net cash used in investing activities	(18,404)	(21,334)	(14,371)

Cash flows from financing activities
Net (repayments) borrowings under line of credit agreements	1,716	9,811	(1,310)
Overdraft payable	(274)	(241)	643
Net advances and contributions in aid of construction	2,542	2,169	1,569
Proceeds from issuance of long-term debt	---	4,307	20,000
Net proceeds from issuance of common stock	15,560	590	280
Dividends	(2,724)	(2,296)	(2,257)
Principal payments under capital lease obligations	---	(26)	(23)
Principal payments under long-term debt obligations	(1,249)	(1,112)	(8,112)
Redemption of preferred stock	(100)	(100)	(100)

Net cash provided by financing activities	15,471	13,102	10,690

Net (decrease) increase in cash and cash equivalents	(179)	661	270

Cash and cash equivalents at beginning of year	1,053	392	122

Cash and cash equivalents at end of year	$874	$1,053	$392
Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,312	$4,426	$4,045
Income taxes paid	$440	$432	$750
The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
In thousands, except share amounts
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
Stock repurchase (5)
Issuance of common stock
Officer bonus		6,000
Dividend reinvestment plan		9,906
Employee stock options		5,462
Employee Retirement Plan (4)		5,452
Balance as of December 31, 2001	10,868	1,648,154	391,824
Net income
Cash dividends declared
Common stock
Preferred stock
Stock repurchase (5)	(10,868)
Issuance of common stock
Public stock issuance(3)		500,000
Officer bonus		3,600
Dividend reinvestment plan		10,773
Employee stock options		18,530
Employee Retirement Plan (4)		1,453
Balance as of December 31, 2002	0	2,182,510	391,824

(1)	At December 31, 2002, Class A Non-Voting Common Stock had 15,000,000 authorized. At December 31, 2001, 2000 and 1999, Class A Non-Voting Common Stock had 3,500,000 shares authorized.
(2)	At December 31, 2002, 2001, 2000 and 1999, Class B Common Stock had 1,040,000 shares authorized.
(3)	Artesian Resources Corporation issued 500,000 shares of Class A Non-Voting Common Stock on June 5, 2002.
(4)	Artesian Resources registered 200,000 shares of Class A Non-Voting Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
(5)	Includes redemption of 7% prior preferred shares which will be redeemed as of February 21, 2003.
The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

$25 Par Value
	Preferred	$1 Par Value
	7% Prior	Class A	$1 Par Value
In thousands, except share amounts	Preferred	Non-Voting (1)	Class B (2)
Balance as of December 31, 1999	$ 272	$ 1,606	$ 392
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
Net income
Cash dividends declared
Common stock
Preferred stock
Stock repurchase	(272)
Issuance of common stock		500
Officer bonus		4
Dividend reinvestment plan		11
Employee stock options		19
Employee Retirement Plan (4)		1
Balance as of December 31, 2002	$ 0	$ 2,183	$ 392

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Additional
	Paid-in	Retained
In thousands, except share amounts	Capital	Earnings	Total
Balance as of December 31, 1999	$ 24,153	$ 5,933	$ 32,356
Net income		2,451	2,451
Cash dividends declared
Common stock		(2,196)	(2,196)
Preferred stock		(61)	(61)
Stock repurchase		(57)	(57)
Issuance of common stock
Officer bonus	45		47
Dividend reinvestment plan	223		233
Employee stock options	66		69
Employee Retirement Plan (4)	(13)		(13)
Balance as of December 31, 2000	$ 24,474	$ 6,070	$ 32,829
Net income		3,321	3,321
Cash dividends declared			(2,245)
Common stock		(2,245)	(51)
Preferred stock		(51)	(69)
Stock repurchase		(69)
Issuance of common stock
Officer bonus	151		157
Dividend reinvestment plan	249		259
Employee stock options	97		103
Employee Retirement Plan (4)	136		141
Balance as of December 31, 2001	$ 25,107	$ 7,026	$ 34,445
Net income		4,167	4,167
Cash dividends declared
Common stock		(2,683)	(2,683)
Preferred stock		(41)	(41)
Stock repurchase		(209)	(481)
Issuance of common stock
Public Stock Purchase	14,408		14,908
Officer bonus	108		112
Dividend reinvestment plan	309		320
Employee stock options	370		389
Employee Retirement Plan (4)	39		40
Balance as of December 31, 2002	$40,341	$ 8,260	$51,176

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries ("Artesian Resources" or the "Company"), including its principal operating company, Artesian Water Company, Inc. ("Artesian Water"). Appropriate elimination's have been made for all material inter-company transactions and account balances.

Utility Subsidiary Accounting

The accounting records of Artesian Water and Artesian Water Pennsylvania, Inc. are maintained in accordance with the uniform system of accounts as prescribed by the Delaware Public Service Commission ("PSC") and the Pennsylvania Public Utility Commission ("PAPUC"), respectively. Artesian Water follows the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," which provides guidance for companies in regulated industries.

Utility Plant and Capitalized Leases

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

In accordance with a rate order issued by the PSC, Artesian Water accrues an Allowance for Funds Used During Construction ("AFUDC"). AFUDC, which represents the cost of funds devoted to construction projects through the date the project is placed in service, is capitalized as part of construction work in progress. The rate used for the AFUDC calculation is based on Artesian Water's weighted average cost of debt and the rate of return on equity authorized by the PSC. The rate used to capitalize AFUDC in 2002, 2001 and 2000 was 8.3%, 8.5%, and 9.3%, respectively.
Utility plant comprises:
	Estimated
	Useful	December 31,
	Life	2002	2001
In thousands	In Years
Utility plant at original cost
Utility plant in service
Intangible plant	---	$ 123	$ 103
Source of supply plant	45-85	12,015	10,049
Pumping and water treatment plant	35-62	27,187	21,459
Transmission and distribution plant
Mains	81	99,781	90,785
Services	39	17,844	16,269
Storage tanks	79	11,950	10,276
Meters	26	8,347	8,065
Hydrants	60	5,364	4,941
General plant	5-31	14,637	13,505
Property held for future use	---	2,400	3,132
Construction work in progress	---	2,004	5,291
		201,652	183,875
Less - accumulated depreciation		34,314	31,519
		$167,338	$152,356

Depreciation and Amortization

For financial reporting purposes, depreciation is provided using the straight-line method at rates based on estimated economic useful lives, which range from 5 to 85 years. Composite depreciation rates for utility plant were 2.19%, 2.15% and 2.14%, for the years ended December 31, 2002, 2001, and 2000, respectively. In a rate order issued by the PSC, the Company was directed effective January 1, 1998 to begin using revised depreciation rates for utility plant. In rate orders issued by the PSC, Artesian Water was directed effective May 28, 1991 and August 25, 1992 to offset depreciation on utility property funded by Contributions in Aid of Construction ("CIAC") and Advances for Construction ("Advances"), respectively, against CIAC and Advances. Other deferred assets are amortized using the straight-line method over applicable lives, which range from 2 to 20 years.

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

Regulatory assets at December 31, net of amortization, comprise:

	2002	2001
In thousands
Postretirement benefit obligation	$1,298	$1,360
Deferred income taxes recoverable in future rates	642	657
Expense of rate proceedings	497	211
	$2,437	$2,228

Other Deferred Assets

Certain expenses are deferred and amortized using the straight-line method over various time periods ranging from 2 to 25 years. In 1992, Artesian Water entered a 10-year agreement for a water service interconnection with the Chester (Pennsylvania) Water Authority ("Chester"). The interconnection was placed in service during October 1992 at a total cost of $1.5 million and was amortized over a 10-year period as approved by the PSC.

Other deferred assets at December 31, net of amortization, comprise:

		2002	2001
In thousands
Chester interconnection	$	---	$149
Debt issuance expense		501	560
Other		568	469
		$1,069	$1,178

Advances for Construction

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

Contributions in Aid of Construction

CIAC includes the non-refundable portion of advances for construction and direct contributions of water mains, services and hydrants, or cash to reimburse Artesian Water its costs to construct water mains, services and hydrants by customers, real estate developers and builders in order to extend water service to their properties.

Income Taxes

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

Stock Compensation Plans

At December 31, 2002, the Company had two stock-based compensation plans, which are described in Note 9. The Company applies APB Opinion No. 25 and related interpretations in accounting for compensation expense under its plans. Accordingly, the aggregate compensation cost that has been charged against income for the two plans was $99,000, $38,000 and $41,000 for 2002, 2001 and 2000, respectively. Had compensation cost for the Company's two plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income and net income per common share would have been reduced to the pro-forma amounts indicated below:

	2002	2001	2000
In thousands, except per share data
Net income applicable to common stock
As reported	$4,125	$3,270	$2,390
Add: compensation expense included in net income (net of tax)	59	23	25
Deduct: compensation expense using fair value based method (net of tax)	(161)	(153)	(116)
Pro-forma	$4,023	$3,140	$2,299
Basic net income per common share
As reported	$1.75	$1.61	$1.19
Pro-forma	$1.71	$1.55	$1.15
Diluted net income per common share
As reported	$1.71	$1.58	$1.17
Pro-forma	$1.67	$1.52	$1.12

Revenue Recognition and Unbilled Revenues

Water service revenue for financial statement purposes includes amounts billed to customers on a cycle basis and unbilled amounts based upon estimated usage from the date of the last meter reading to the end of the accounting period.

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, Artesian Resources considers all temporary cash investments with a maturity of three months or less to be cash equivalents. Artesian Water utilizes its bank's controlled disbursement service to reduce the use of its line of credit by funding checks as they are presented to the bank for payment rather than at issuance. If the checks currently outstanding, but not yet funded, exceed the cash balance on Artesian Water's books, the net liability is recorded as a current liability on the balance sheet in the Overdraft Payable account.

Use of Estimates in the Preparation of Consolidated Financial Statements

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

Current Assets and Liabilities

For those current assets and liabilities that are considered financial instruments, the carrying amounts approximate fair value because of the short maturity of those instruments.

Long-term Financial Liabilities

The fair value of Artesian Resources' long-term debt and mandatorily redeemable preferred stock as of December 31, 2002 and 2001, determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities, are approximately as shown below:.

Fair value of financial instruments at December 31, comprised:	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
In thousands
Long-term debt	$63,970	$67,762	$49,370	$50,685
Mandatorily redeemable preferred stock	$100	$92	$200	$184

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

At December 31, 2002, for state income tax purposes, Artesian Resources had recorded a deferred tax asset of $669,000 related to separate company net operating loss carry forwards aggregating approximately $8,639,000. These net operating loss carry forwards will expire if unused between 2003 and 2022. Artesian Resources has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of the state net operating loss carry forwards. The valuation allowance decreased from $590,000 in 2001 to $506,000 in 2002 mainly due to the expiration of these loss carry forwards.

At December 31, 2002, for federal income tax purposes, there were minimum tax credit carry forwards aggregating approximately $3,113,000 resulting from the payment of alternative minimum tax in current and prior years. These minimum tax credit carry forwards may be carried forward indefinitely to offset future regular federal income taxes. Artesian Resources has not recorded a valuation allowance for these federal tax carry forwards, because the Company believes it is more likely than not those benefits will be realized.

Components of Income Tax Expense
	For the Year Ended December 31,
In thousands	2002	2001	2000
State income taxes
Current	$1	$(62)	$51
Deferred - current
Property taxes	5	---	4
Allowance for bad debts	(2)	---	---
Deferred - non-current
Accelerated depreciation	597	754	267
Rate case expenses	25	---	(13)
State net operating loss	106	(185)	---
Tax credit carry forwards	----	---	(1)
Valuation allowance	(84)	(95)	---
Other	(18)	(47)	63
Total state income tax expense	$630	$365	$371
	===	===	===

	For the Year Ended December 31,

	2002	2001	2000
Federal income taxes	$692	$532	$172
Current
Deferred - current
Property taxes	19	----	14
Allowance for bad debts	(8)	----	(1)
Deferred - non-current
Accelerated depreciation	2,130	2,690	952
Rate case expenses	89	(13)	(45)
Federal tax credit carry forwards	---	---	4
Amortization of investment tax credits	(30)	(31)	---
Alternative minimum tax	(649)	(1,556)	(83)
Amortization of regulatory asset for deferred taxes	10	10	(15)
Other	(58)	187	250
Total federal income tax expense	$2,195	$1,819	$1,248
	=====	======	=====

Reconciliation of effective tax rate:

	For the Year Ended December 31,
In thousands	2002		2001		2000
	Amount	%	Amount	%	Amount	%
Reconciliation of effective tax rate
Income before federal and state
income taxes	$6,992	100.0	$5,505	100.0	$4,056	100.0

Amount computed at statutory rate	2,377	34.0	1,872	34.0	1,379	34.0
Reconciling items
State income tax-net of federal tax
benefit	411	5.9	241	4.4	247	6.0
Other	37	0.5	71	1.3	(7)	(0.2)

Total income tax expense and effective rate	$2,825	40.4	$2,184	39.7	$1,619	39.8
	=====	===	====	===	=====	====

Deferred income taxes at December 31, 2002, 2001, and 2000 were comprised of the following:

	For the Year Ended December 31,
In thousands		2002	2001	2000

Deferred tax assets related to:
Federal alternative minimum tax credit carry forwards		$3,113	$2,464	$908
Federal and state operating loss carry forwards		669	775	685
Bad debt allowance		47	38	35
Valuation allowance		(506)	(590)	(685)
Stock Options		117	82	74
Total deferred tax assets		$3,440	$2,769	$1,017
		=====	=====	=====

Deferred tax liabilities related to:
Property plant and equipment basis differences		(10,754)	(7,993)	(4,808)
Expenses of rate proceedings		(197)	(84)	(97)
Property taxes		(259)	(234)	(235)
Other		(254)	(286)	(14)
Total deferred tax liabilities		(11,464)	(8,597)	(5,154)

Net deferred tax liability		$(8,024)	$(5,828)	$(4,137)
		======	=====	=====

Deferred taxes, which are classified into a net current and non-current balance, are presented in the balance sheet as follows:

Deferred tax assets related to:

Current deferred tax (liability) asset	$	---	$(229)	$94
Non-current deferred tax liability		(8,024)	(5,660)	(4,231)
Deferred tax asset in other assets		---	61	---
Net deferred tax liability		$(8,024)	$(5,828)	$(4,137)
		=====	=====	=====

NOTE 4

PREFERRED STOCK

Artesian Resources has two classes of preferred stock outstanding. The 7% Prior Preferred stock (on which dividends are cumulative) is redeemable at Artesian Resources' option at $30.00 per share plus accrued dividends. On January 17, 2003, Artesian Resources issued a notice of redemption to all 7% Prior Preferred stockholders, setting February 21, 2003 as the date of record for the redemption. As such, the Company has reclassified $271,700 from Preferred Stock to Notes Payable on the Balance Sheet as of December 31, 2002. The 9.96% Series Cumulative Prior Preferred stock has annual sinking fund provisions (mandatory redemption requirements), and is redeemable at Artesian Resources' option at $25.00 per share on February 1, 2003 and thereafter. The Company chose not to exercise the option to redeem on January 31, 2003. Under mandatory sinking fund provisions, redemptions will aggregate $100,000 (4,000 shares) annually in 2003 and 2004. The Company also has 100,000 shares of $1.00 par value Series Preferred stock authorized but unissued. See the Consolidated Statements of Stockholders' Equity.

There are 40,000 authorized shares of the 9.96% Series Cumulative Prior Preferred stock with a par value of $25 per share, of which 8,000 and 12,000 shares were outstanding as of December 31, 2002 and 2001, respectively. Cash dividends paid in 2002 and 2001 were $22,000 and $32,000, respectively.

NOTE 5

COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

The Class A Non-Voting Common Stock ("Class A Stock") of Artesian Resources trades on the NASDAQ National Market under the symbol ARTNA. The Class B Common Stock of Artesian Resources trades on the NASDAQ Bulletin Board under the symbol ARTNB.

In 2002, Artesian Resources issued 500,000 shares of Class A Stock at $32.00 per share. Net proceeds from the offering were used to reduce debt incurred to finance investment in utility plant.

Under Artesian Resources' dividend reinvestment plan, stockholders were issued 10,773, 9,906 and 9,727 shares at fair market value for the reinvestment of $320,000, $259,000 and $233,000 of their cash dividends for the years 2002, 2001 and 2000, respectively.

NOTE 6

DEBT

Artesian Water has available three unsecured lines of credit, with no financial covenant restrictions, totaling $35.0 million at December 31, 2002, which are renewable annually at each of the bank's discretion. Borrowings under the lines of credit bear interest based on the London Interbank Offering Rate ("LIBOR") plus 1.0% for 30, 60, 90, or 180 days or the banks' federal funds rate plus 1.0%, at the option of Artesian Water.

At December 31, 2002, 2001 and 2000, Artesian Water had $17.8 million, $16.1 million and $6.3 million outstanding under these lines at weighted average interest rates of 2.3%, 2.6% and 7.5%, respectively. The maximum amount outstanding was $24.4 million, $16.7 million and $18.8 million in 2002, 2001 and 2000, respectively. The twelve month average amount outstanding was approximately $16.5 million, $14.2 million and $12.8 million, at weighted average annual interest rates of 2.7%, 4.8% and 7.2% in 2002, 2001 and 2000, respectively.

On December 29, 2000, Artesian Water issued a $20.0 million, 8.17%, twenty year Series O First Mortgage Bond to redeem the Series K $7.0 million First Mortgage Bond and to pay down the lines of credit. On December 29, 2020, the Series O First Mortgage Bond matures.

On June 17, 1997, Artesian Water issued a $10.0 million, 7.84%, ten year Series M First Mortgage Bond and borrowed $2.5 million against a $5.0 million, ten year Series N First Mortgage Bond to repay the outstanding balance on the lines of credit. On September 18, 1997, Artesian Water borrowed the remaining $2.5 million on the Series N First Mortgage Bond. The $5.0 million, ten year Series N First Mortgage Bond has a fixed interest rate of 7.56%. On February 1, 2003, the Series L First Mortgage Bond matures. No other repayments or sinking fund deposits on first mortgage bonds are required over the next five years. As of December 31, 2002 and 2001, substantially all of Artesian Water's utility plant was pledged as security for the First Mortgage Bonds. In addition, the trust indentures contain covenants which limit long-term debt, including the current portion thereof, to 66 2/3% of total capitalization including the current portion of the long-term debt, and which, in certain circumstances, could restrict the payment of cash dividends. As of December 31, 2002, however, no dividend restrictions were imposed under these covenants.

On May 4, 1999, Artesian repurchased 126,353 shares of Class B Common Stock and 24,165 shares of Class A Non-Voting Common Stock from Helena C. Taylor and Ellis D. Taylor in exchange for a promissory note (the "Note") in the principal amount of $4,450,000 representing the purchase price of the stock, with a discounted present value of $4,307,000. The Note is payable quarterly, on a calendar basis, over a four-year period and in sixteen equal principal installments of $278,125 commencing on June 30, 1999. The outstanding balance on the Note bears interest in an amount computed based on the quarterly dividend the Taylors would have received on the stock transferred to Artesian but not yet paid for by Artesian. In addition, the principal installment is adjusted on a quarterly basis to reflect changes in the book value per common share of the Company as reported in its most recent quarterly financial statement distributed to stockholders prior to the quarterly payment. Such amounts, if any, represent contingent purchase price of the stock and will be charged to retained earnings. At December 31, 2002, Artesian had $278,000 outstanding under this promissory note.

On January 31, 2001, Artesian Water entered into a financing agreement with the Delaware Department of Health and Social Services to borrow funds totaling not more than $4,307,144 from the State's Revolving Loan Fund under an unsecured General Obligation Note. The note bears interest of 4.48% and is payable ratably over twenty years. The effective rate of the loan, including expenses related to the closing, is 4.53%. The funds of $4,307,144 were received in August 2001. The Company used the proceeds of this revolving loan to repay outstanding short-term debt.

On January 31, 2003, Artesian Water issued a $25.0 million, 6.58%, 15 year Series P First Mortgage Bond to redeem the Series L $10.0 million First Mortgage Bond and to pay down the lines of credit. On January 31, 2018, the Series P First Mortgage Bond matures. As such, the Company reclassified $14,943,000 from Notes Payable to Long-term Debt on the Balance Sheet as of December 31, 2002.

Long-term debt consists of:

				December 31,
			2002			2001
In thousands
First mortgage bonds

Series L, 8.03%, due February 1, 2003					$10,000		$10,000
Series M, 7.84%, due December 31, 2007					10,000		10,000
Series N, 7.56%, due December 31, 2007					5,000		5,000
Series O, 8.17%, due December 29, 2020					20,000		20,000
					45,000		45,000
Note payable to Ellis & Helena Taylor					278		1,391
State revolving fund loan					4,170		4,307
Note payable					14,943		----
					64,391		50,698
Less current maturities					421		1,328
					$63,970		$49,370
Payments due by period:
In thousands	2003		2004		2005	2006	2007
Long-term debt	$10,000	$	---	$	--- $	---	$15,000
State revolving fund loan	$143		$150		$156	$163	$171
Note payable to Ellis &
Helena Taylor	$278	$	---	$	--- $	---	$ ---
Total payments	$10,421		$150		$156	$163	$15,171

NOTE 7

NON-UTILITY OPERATING REVENUE AND EXPENSES

Artesian Wastewater Management, Inc. (Artesian Wastewater) is a non-regulated subsidiary of Artesian Resources, which provides wastewater treatment services in Delaware. On March 12, 1997, Artesian Wastewater became a one-third owner in AquaStructure Delaware, L.L.C., and markets proposals to design and construct wastewater treatment facilities.

Non-utility operating revenue consists of $287,000, $116,000 and $43,000 received by Artesian Wastewater in 2002, 2001 and 2000.

On July 17, 2002, Artesian Wastewater began contractual operations of a wastewater treatment plant for which AquaStructure has a twenty-year agreement with a Delaware municipality. This agreement shall be extended for an additional twenty years unless advance notice is given. The current term for the agreement is due to be completed on February 1, 2021.

Non-utility operating expenses are as follows:

	2002	2001	2000
In thousands
Artesian Wastewater	$194	$66	$33
Artesian Resources	1	2	6
Artesian Development	1	5	---
Total	$196	$73	$39

NOTE 8

RELATED PARTY TRANSACTIONS

The office building and shop complex utilized by Artesian Water are leased at an average annual rental of $175,000 from a partnership, White Clay Realty, in which certain of Artesian Resources' officers and directors (Dian C. Taylor and John R. Eisenbrey, Jr.) are a partner or the beneficiary of a partner. The current rental of $175,000 is below market. In December of 2002, Artesian Water filed a condemnation action in the Delaware Superior Court, seeking to acquire title to the office and shop complex currently leased by Artesian Water, known as 664 Churchmans Road, Newark, Delaware (the "Property"). Artesian Water filed this action under its statutory power of eminent domain against the owner of the Property, White Clay Realty, a Delaware Limited Partnership, and each of the limited partners. White Clay Realty has no general partner and the Superior Court has ruled that the partnership is dissolved and all of the former partners now own the Property jointly as tenants in common. Certain of the officers and directors of Artesian Resources are tenants in common or the beneficiary of a tenant in common (Dian C. Taylor and John R. Eisenbrey, Jr.) A special committee of the Board of Directors of Artesian Resources, composed entirely of outside directors who have no ownership interest in the Property, made the determination to purchase the Property through the condemnation procedures. Under this procedure, if the acquisition of the Property is approved by the court, the fair market value of the Property will be determined by a panel of commissioners after an evidentiary hearing. Artesian Water's independent appraiser has valued the Property to be worth $3,800,000. In December 2002, Artesian Water issued a payment to the Prothonotary for the State of Delaware for $3,800,000. As the court has delayed payment until the matter is decided, the amount is to be refunded to Artesian and is recorded as a receivable at December 31, 2002. Until a final determination of the condemnation, the parties have agreed that Artesian Water may continue to occupy the Property under the terms of the lease with a quarterly rental payment of $43,361.

Rental expense associated with related party transactions are as follows:

	2002	2001	2000
In thousands
White Clay Realty	$175	$178	$179

NOTE 9

STOCK COMPENSATION PLANS

In 1992, the Company instituted the 1992 Non-Qualified Stock Option Plan (1992 Plan), which was subsequently amended in 1998. Under the 1992 Plan, options to purchase shares of Class A Stock may be granted to employees at prices not less than 85% of the fair market value on the date of grant. The number of authorized shares is 500,000 Employees who participate and who are not executive officers or directors of the Company may receive options to purchase up to 1,000 shares. Each director or officer who participates in any year may request an option to purchase 3,000 shares of stock. The option price for directors and officers of the Company is 90% of the fair market value on the date of grant. Options granted under this plan to employees who are not executive officers or directors extend for a period of one year. Options granted to officers and directors extend to a period of ten years. All options are exercisable after six months of service from the date of initial grant, and are adjusted for stock dividends and splits. Employees, officers and directors become eligible to exercise options under the 1992 plan, after one year of service to the Company.

In 1996, the Company instituted the Incentive Stock Option Plan (the ISO Plan), under which the Company is authorized to grant options up to 100,000 shares of Class A Stock, to its key employees and officers. Options are granted at the fair market value on the date of grant. The option exercise period shall not exceed ten years from the date of grant and will be determined by the Company for each stock option granted. Options granted will vest in accordance with the terms and conditions determined by the Company and are adjusted for stock dividends and splits.

The fair value of each option grant is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2001, and 2000, respectively: dividend yield of 4.0%, 4.2% and 4.6%; expected volatility of 0.34, 0.34 and 0.34; risk free interest rates of 2.10%, 3.16% and 6.17% for the employee options under the 1992 Plan, 4.19%, 4.93%, and 6.44% for the director and officer options under the 1992 Plan for 2002, 2001 and 2000 respectively, and 4.93% and 6.69% for options under the ISO Plan for 2001 and 2000 and expected lives of one year for the employee options and five years for the director and officer options under the 1992 Plan for all years, five years for the 2001, and eight years for the 2000 ISO Plan options. Shares of Classs A Stock have been reserved for future issuance under the 1992 Plan and ISO Plan.

The following summary reflects changes in the Class A shares under option:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Plan options
Outstanding at beginning of year	172,603	$19.47	149,016	$18.14	127,640	$17.35
Granted	31,466	$27.77	40,361	$23.78	31,756	$21.91
Exercised	(18,530)	$16.46	(5,462)	$14.95	(3,500)	$16.24
Canceled	(3,112)	$24.38	(11,312)	$19.44	(6,880)	$21.83
Outstanding at end of year	182,427	$21.13	172,603	$19.47	149,016	$18.14

Options exercisable at year end	146,487	$20.54	121,207	$17.78	110,395	$17.02

Weighted average fair value of
options granted during the year		$31.18		$24.42		$23.17

The following tables summarize information about employee stock options outstanding at December 31, 2002:
Options Outstanding
Range of Exercise Price	Shares Outstanding at December 31, 2002	Weighted Average Remaining Life	Weighted Average Exercise Price
$12.71-$20.87	74,781	5.05 Years	$16.59
$21.00-$27.90	107,646	7.44 Years	$24.28

Options Exercisable
Range of Exercise Price	Shares Exercisable at December 31, 2002	Weighted Average Exercise Price
$12.71-$20.87	74,781	$16.59
$21.00-$27.90	71,706	$24.65

NOTE 10

EMPLOYEE BENEFIT PLANS

401(k) Plan

Artesian Resources has a defined contribution 401(k) Salary Reduction Plan (Plan) which covers substantially all employees. Under the terms of the Plan, Artesian Resources contributes 2% of eligible salaries and wages and matches employee contributions up to 6% of gross pay at a rate of 50%. Artesian Resources may, at its option, make additional contributions of up to 3% of eligible salaries and wages. No such additional contributions were made in 2002, 2001 and 2000. Plan expenses, which include Company contributions and administrative fees, for the years 2002, 2001 and 2000, were approximately $374,000, $310,000 and $323,000, respectively.

Postretirement Benefit Plan

Artesian Water has a Postretirement Benefit Plan (Benefit Plan), which provides medical and life insurance benefits to certain retired employees. Prior to the amendment of the Benefit Plan, substantially all employees could become eligible for these benefits if they reached retirement age while still working for Artesian Water.

Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), requires Artesian Water to accrue the expected cost of providing postretirement health care and life insurance benefits as employees render the services necessary to earn the benefits. Artesian Resources elected to defer recognition and amortize its transition obligation over twenty years.

Artesian Water recognized an offsetting regulatory asset with respect to the SFAS 106 liability. This asset is recorded based on the PSC order, which permits Artesian Water to continue recovery of postretirement health care and life insurance expense on a pay-as-you-go basis for the remaining eligible employees. Artesian Water anticipates liquidating its SFAS 106 obligation and substantially recovering the expenses in rates over a period of approximately 20 years (based on the age and life expectancy of the remaining eligible participants). Further, expense recovery as a percentage of rates is expected to remain constant over the initial years, and then decline until the obligation is liquidated. Amounts charged to expense were $62,000, $95,000 and $83,000 for 2002, 2001 and 2000, respectively.

The following table sets forth the amount recognized in Artesian Resources' Consolidated Balance Sheet for the Benefit Plan as of December 31:

	2002	2001
In thousands
Change in benefit obligation
Benefit obligation at beginning of year	$1,008	$950
Interest cost	68	70
Plan participant contributions	3	3
Actuarial (gain)/loss	(45)	71
Benefits paid	(82)	(86)
Benefit obligation at end of year	$952	$1,008

Change in plan assets
Fair value of plan assets at beginning of year	$0	$0
Employer contributions	79	83
Plan participant contributions	3	3
Benefits paid	(82)	(86)
Fair value of plan assets at end of year	$0	$0

Accrued expense
Funded status	$(952)	$(1,008)
Unrecognized net gain	(439)	(454)
Unrecognized transition obligation	93	102
Accrued postretirement benefit cost	$(1,298)	$(1,360)

For measurement purposes, a 12.0% annual rate of increase in per capita cost of covered health care benefits was assumed for 2002; the rate was assumed to decrease gradually to 5% through the year 2010 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. An increase in the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 2002 by $59,000 and the interest cost component of net periodic postretirement benefit cost for the year then ended by $5,000.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 6.5% and 7.0% for the years ended December 31, 2002 and 2001.

Supplemental Pension Plan

Effective October 1, 1994, Artesian Water established a Supplemental Pension Plan (Supplemental Plan) to provide additional retirement benefits to full-time employees hired prior to April 26, 1994. The purpose of the Supplemental Plan is to help employees save for future retiree medical costs, which will be paid by employees. The Supplemental Plan accomplishes this objective by providing additional cash resources to employees upon a termination of employment or retirement, to meet the cost of future medical expenses. Artesian Water has established a contribution based upon each employee's years of service ranging from 2% to 6% of eligible salaries and wages. Artesian Water also provides additional benefits to individuals who were over age 50 as of January 1, 1994. These individuals are referred to as the "Transition Group." Effective November 1, 1994, individuals eligible for the Transition Group had the opportunity to defer compensation to the Supplemental Plan, and to receive a transition matching contribution for 5 years. Each one-dollar of eligible salaries and wages deferred by the Transition Group was matched with three, four, or five dollars by Artesian Water based on the employee's years of service subject to certain limitations under the federal tax rules. Plan expenses, which include Company contributions and administrative fees, for the years 2002, 2001 and 2000 were approximately $239,000, $220,000 and $177,000, respectively.

NOTE 11

COMMITMENTS

The office building and shop complex utilized by Artesian Water are leased at an average annual rental of $175,000 from a partnership, White Clay Realty, in which certain of Artesian Resources' officers and directors are a partner or the beneficiary of a partner (Dian C. Taylor and John R. Eisenbrey, Jr.). The current rental of $175,000 is below market. Artesian Water, in December 2002, filed a condemnation action in the Delaware Superior Court, seeking to acquire title to the office and shop complex currently leased by Artesian, known as 664 Churchmans Road, Newark, Delaware (the "Property"). Artesian Water filed this action under its statutory power of eminent domain against the owner of the Property, White Clay Realty, a Delaware Limited Partnership, and each of the limited partners. White Clay Realty has no general partner and the Superior Court has ruled that the partnership is dissolved and all of the former partners now own the Property jointly as tenants in common. A special committee of the Board of Directors, composed entirely of outside directors who have no ownership interest in the Property, made the determination to purchase the Property through the condemnation procedures. Under this procedure, if the acquisition of the Property is approved by the court, the fair market value of the Property will be determined by a panel of commissioners after an evidentiary hearing. Artesian Water's independent appraiser has valued the Property to be worth $3,800,000. In December 2002, Artesian Water issued a payment to the Prothonotary for the State of Delaware for $3,800,000. As the court has delayed payment until the matter is decided, the amount is to be refunded to Artesian and is recorded as a receivable at December 31, 2002. Until a final determination of the condemnation, the parties have agreed that Artesian Water may continue to occupy the Property under the terms of the lease with a quarterly rental payment of $43,361.

In 1995, Artesian Water entered into four 5-year leases for computer equipment and in 1997, Artesian Water entered into a 10-year lease for a land easement. Both have been recorded as capital leases. Also in 1997, Artesian Water entered into a 33-year operating lease for a parcel of land with improvements located in South Bethany, a municipality in Sussex County, Delaware.

During 1996, Artesian Water entered into a 10-year lease commitment for office space. Rent expense for 2002, 2001 and 2000 for the office space was $71,000, $69,000 and $67,000, respectively.

Future minimum annual rental payments under these lease obligations for the four years subsequent to 2002 are as follows:

In thousands
2003	$72
2004	74
2005	76
2006	13
$235

Artesian Water has two water service interconnection agreements with two neighboring utilities which require minimum annual purchases. Rates charged under all agreements are subject to change. Effective August 1, 1997, Artesian Water renegotiated the contract with Chester Water Authority to, among other things, reduce the minimum purchase requirements from 1,459 million gallons to 1,095 million gallons annually and to extend the contract through the year 2021. The interconnection agreement with the City of Wilmington expires in 2006. The minimum annual purchase commitments for all interconnection agreements for 2003 through 2007 and the aggregate total for the years 2008 through 2021, at current rates, are as follows:

In thousands
2003	$2,970
2004	2,978
2005	2,970
2006	2,970
2007	2,672
2008 through 2021	37,434

$51,994

Expenses for purchased water were $2,485,000, $2,752,000 and $2,551,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

In 2001, Artesian Water entered into a 5-year agreement with Allied Painting, Inc. to paint all tanks that are scheduled to be painted in the next 5 years, including 2001. The expenditures committed to in the agreement for the years 2003-2005 are as follows:

In thousands
2003	$249
2004	249
2005	249
$747

Budgeted mandatory utility plant expenditures, due to planned governmental highway projects which require the relocation of Artesian Water's water service mains, expected to be incurred in 2003 through 2007 are as follows:

In thousands	(unaudited)
2003	$1,450
2004	752
2005	600
2006	800
2007	1,800
$5,402

The exact timing and extent of these relocation projects is controlled primarily by the Delaware Department of Transportation.

NOTE 12

GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water and Artesian Water Pennsylvania provide water utility service to customers within their established service territory in portions of Pennsylvania and all three counties of Delaware, pursuant to rates filed with and approved by the PSC and the PAPUC. As of December 31, 2002, Artesian Water was serving 68,010 customers and Artesian Water Pennsylvania was serving 39 customers.

NOTE 13

RATE PROCEEDINGS

On April 2, 2002, Artesian Water Company, Inc. filed a petition with the Delaware Public Service Commission seeking to raise rates for water service by 23.12% or $7.5 million. The Company, as is permitted by law, placed a 7.71% rate increase into effect under bond beginning June 1, 2002. On June 17, 2002, the Company filed a supplemental application reducing the requested increase to 19%, or $6.4 million. Hearings regarding the rate increase were held on October 30 and 31, 2002. During these hearings, the Company reduced its requested rate increase to 14.2%, or $4.8 million. Beginning December 3, 2002, as is permitted by law, the Company placed an additional 3.69% of the proposed rates into effect. These rates represent an increase in water consumption charges, customer charges, and fire hydrant ready-to-serve charges necessary to generate an increase in operating revenues of approximately $3.9 million.

NOTE 14

NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and potentially dilutive effect of employee stock options.

The following table summarizes the shares used in computing basic and diluted net income per share:

	Years Ended December 31,
	2002	2001	2000
In thousands
Average common shares outstanding during the
period for Basic computation	2,356	2,026	2,007
Dilutive effect of employee stock options	52	46	37
Average common shares outstanding during the
period for Diluted computation	2,408	2,072	2,044

Equity per common share was $21.72, $16.87 and $16.22 at December 31, 2002, 2001 and 2000, respectively. These amounts were computed by dividing stockholders' equity excluding preferred stock by the number of basic weighted average shares of common stock outstanding at the end of each year.

NOTE 15

Selected Consolidated Quarterly Fina ncial Data (Unaudited)

The following table presents certain historical consolidated statements of operations data for each quarter for the fiscal years ended December 31, 2002 and 2001:
In thousands (except	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
per share data)	2002	2001	2002	2001	2002	2001	2002	2001
Operating revenues	$7,744	$6,960	$8,644	$7,974	$9,460	$8,947	$8,749	$8,106
Operating income	$1,512	$1,270	$1,856	$1,889	$2,551	$2,549	$2,256	$1,693
Net income applicable to common stock	$ 536	$ 256	$ 898	$ 885	$1,518	$1,445	$1,173	$ 684
Income per common share
Basic	$ 0.26	$ 0.13	$ 0.40	$ 0.44	$ 0.59	$ 0.71	$ 0.46	$ 0.34
Diluted	$ 0.25	$ 0.12	$ 0.39	$ 0.43	$ 0.58	$ 0.70	$ 0.45	$ 0.33

NOTE 16

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Statement No. 148 amends Statement No. 123, "Accounting for Stock-Based Compensation," by providing an alternate method of transitioning to fair value based accounting for stock-based compensation for those who choose to change. It also amends disclosure requirements for both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies EITF 94-3, which addressed this subject. The statement requires recognition of

a liability for a cost associated with an exit or disposal activity when the liability is incurred. Our adoption of this| statement will not have a material impact on our financial condition or results of operation.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. " Statement No. 145 eliminates accounting treatment described in Statements 4 and 64 related to Extinguishment of Debt and amends Statement 13 regarding the use of sale - lease back accounting. Our adoption of this statement will not have a material impact on our financial condition or results of operation.

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement No. 143 requires recognition of a liability at fair value and an increase to the carrying value of the related asset for any retirement obligation. This amount would then be amortized over the life of the asset. The liability would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows. This statement is effective January 2003. Our adoption of this statement will not have a material impact on our financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Artesian Resources Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15 of this Form 10-K. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artesian Resources Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                                                  /s/ KPMG LLP

Philadelphia, Pennsylvania

February 7, 2003

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

          None.

PART III

Item 10. - Directors and Executive Officers.
Name	Age	Position

Dian C. Taylor	57

Director since 1991, Chair of the Board since July 1993, and Chief Executive Officer and President of Artesian Resources Corporation and its Subsidiaries since September 1992. Ms. Taylor has been employed by the Company since August 1991. She was formerly a consultant to the Small Business Development Center at the University of Delaware from February 1991 to August 1991 and Owner and President of Achievement Resources Inc. from 1977 to 1991. Achievement Resources, Inc. specialized in strategic planning, marketing, entrepreneurial and human resources development consulting. Ms. Taylor was a marketing director for SMI, Inc. from 1982 to 1985. Ms. Taylor is the sister of Norman H. Taylor, Jr. and the aunt of John R. Eisenbrey, Jr. She serves on the Executive and Budget Committees.

Kenneth R. Biederman	59

Director since 1991, Professor of Finance at the College of Business and Economics of the University of Delaware since May 1996. Interim Dean of the College of Business and Economics of the University of Delaware from February 1999 to June 2000. Dean of the College of Business and Economics of the University of Delaware from 1990 to 1996. Director of Chase Manhattan Bank USA from 1993 to 1996. Formerly a financial and banking consultant from 1989 to 1990 and President of Gibraltar Bank from 1987 to 1989. Previously Chief Executive Officer and Chairman of the Board of West Chester Savings Bank; Economist and former Treasurer of the State of New Jersey and Staff Economist for the United States Senate Budget Committee. He serves on the Executive; Audit; Personnel, Compensation and Benefits; Budget; and Stock Option Committees.

John R. Eisenbrey, Jr.	47

Director since 1993, owner and President of Bear Industries, Inc., a privately held mechanical contracting firm specializing in fire protection, for more than sixteen years. Mr. Eisenbrey is the nephew of Dian C. Taylor and Norman H. Taylor, Jr. He serves on the Audit; Personnel, Compensation, and Benefits; and Stock Option Committees.

Norman H. Taylor, Jr.	63

Director since 2001, Manager of Facility Construction and Transportation of Artesian Water Company, Inc. since July 1997. Mr. Taylor has been employed by Artesian Water Company, Inc. since 1965 and has held various operational and supervisory positions within the Company. Mr. Taylor is the brother of Dian C. Taylor and the uncle of John R. Eisenbrey, Jr. He serves on the Budget Committee.

William C. Wyer	56

Director since 1991, Managing Director of Wilmington Renaissance Corporation (formerly Wilmington 2000) since January 1998. Wilmington Renaissance Corporation is a private organization seeking to revitalize the City of Wilmington, Delaware. Mr. Wyer has served as a Director of GMAC Bank since August 2001. President of All Nation Life Insurance and Senior Vice President of Blue Cross/Blue Shield of Delaware from September 1995 to January 1998. Managing Director of Wilmington 2000 from May 1993 to September 1995. Formerly President of Wyer Group, Inc. from 1991 to 1993 and Commerce Enterprise Group from 1989 to 1991, both of which are management-consulting firms specializing in operations reviews designed to increase productivity, cut overhead and increase competitiveness, and President of the Delaware State Chamber of Commerce from 1978 to 1989. He serves on the Executive; Audit; Budget; Stock Option; and Personnel, Compensation and Benefits Committees.

Joseph A. DiNunzio	40

Senior Vice President and Corporate Secretary of Artesian Resources Corporation and its Subsidiaries since March 2000. Mr. DiNunzio previously served as Vice President and Secretary of Artesian Resources Corporation and its Subsidiaries since January 1995. Mr. DiNunzio has been employed by the Company since 1990 and has held various executive and management level positions within the Company. Prior to joining Artesian, Mr. DiNunzio was employed by PriceWaterhouseCoopers LLP from 1984 to 1989.

Bruce P. Kraeuter	53

Vice President of Engineering and Planning of Artesian Water Company, Inc. Mr. Kraeuter has served as an officer since March 1995. Mr. Kraeuter has been employed by the Company since July 1989 and has held various executive and operational positions within the Company. Mr. Kraeuter served as Senior Engineer with the Water Resources Agency for New Castle County, Delaware from 1974 to 1989.

John J. Schreppler, II	46

Vice President, Assistant Secretary and General Counsel of Artesian Resources Corporation and Artesian Water Company, Inc. since July 2000. Prior to joining the Company he practiced law in Wilmington, Delaware as John J. Schreppler, II P.A. from February 1999, and before that as a partner in The Bayard Firm from 1988 to 1999.

David B. Spacht	43

Vice President, Chief Financial Officer and Treasurer of Artesian Resources Corporation and its Subsidiaries since January 1995. The Company has employed Mr. Spacht since 1980 and he has held various executive and management level positions within the Company.

John M. Thaeder	44

Vice President of Operations of Artesian Water Company, Inc. Mr. Thaeder has served as an officer since February 1998. Prior to joining the Company, Mr. Thaeder was employed by Hydro Group, Inc. from 1996 to 1998 as Southeastern District Manager of Sales and Operations from Maryland to Florida. During 1995 and 1996, Mr. Thaeder was Hydro Group's Sales Manager of the Northeast Division with sales responsibilities from Maine to Florida. From 1988 to 1995, he served as District Manager of the Layne Well and Pump Division of Hydro Group.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, directors, officers and certain beneficial owners of the Company's equity securities are required to file reports of their transactions in the Company's equity securities with the Securities and Exchange Commission on specified due dates. With respect to the fiscal year 2002, reports of transactions by all directors, officers and such beneficial holders were timely filed, with the exception of late filed Form 5's for Dian C. Taylor, Kenneth R. Biederman, John R. Eisenbrey, Jr., Norman H. Taylor, Jr., William C. Wyer, Joseph A. DiNunzio, Bruce P. Kraeuter, John J. Schreppler, II, David B. Spacht and John M. Thaeder: relating to the reporting of option grants dated June 5, 2002 for 3,000 shares of Class A Stock for each. In making this statement, the Company has relied on the written representations of its directors, officers and five percent (5%) stockholders and copies of the reports that they filed with the Securities and Exchange Commission.

Item 11. - Executive Compensation.

The following table sets forth a summary of the compensation for the three most recent fiscal years earned by the Chief Executive Officer and the next five highest paid executive officers whose annual salaries and bonuses exceeded $100,000 for the fiscal year 2002.

Summary Compensation Table
Long Term
	Annual Compensation				Compensation(5)
					Number of Securities Underlying Options Awarded	All Other Compensation(5)
Other
Name and Principal				Annual
Position	Year	Salary	Bonus	Compensation

Dian C. Taylor	2002	$214,250	$86,480(1)	$47,512(4)	3,000	$17,605
Director, Chair,	2001	$204,615	$75,665(2)	$29,554(4)	8,000	$16,687
CEO & President	2000	$193,270	$45,947(3)	$18,540(4)	3,000	$17,492

Joseph A. DiNunzio	2002	$162,000	$27,245(1)	$780	3,000	$15,772
Senior Vice President &	2001	$142,692	$49,115(2)	$1,313	5,000	$13,211
Corporate Secretary	2000	$133,270	$20,628(3)	$671	3,000	$12,003

David B. Spacht	2002	$142,294	$20,072(1)	$1,212	3,000	$10,962
Vice President,	2001	$131,250	$35,236(2)	$959	3,000	$10,134
Chief Financial Officer	2000	$125,962	$18,046(3)	$1,071	3,000	$8,827
& Treasurer

Bruce P. Kraeuter	2002	$125,875	$21,333(1)	$1,391	3,000	$12,904
Vice President of	2001	$116,106	$35,424(2)	$1,980	3,000	$12,393
Engineering & Planning	2000	$112,808	$10,272(3)	$1,507	3,000	$10,469

John M. Thaeder	2002	$125,875	$18,715(1)	$1,999	3,000	$6,763
Vice President of	2001	$116,106	$33,735(2)	$1,807	3,000	$6,738
Planning & Distribution	2000	$106,538	$9,839(3)	$2,193	3,000	$5,526

John J. Schreppler, II	2002	$128,500	$11,363(1)	-----	3,000	2,478
Vice President, Assistant	2001	$121,154	$32,113(2)	-----	3,000	-----
Secretary & General	2000	$53,232	$155	-----	-----	-----
Counsel

(1)

Includes the realized value of the stock awards and cash bonuses approved by the Personnel, Compensation and Benefits Committee on June 19, 2002 under the Company's Cash and Stock Bonus Compensation Plan to Ms. Taylor and Messrs. DiNunzio, Spacht, Kraeuter, Thaeder and Schreppler. Ms. Taylor received 1,500 shares of Class A Stock and $37,679 in cash. Mr. DiNunzio received 500 shares of Class A Stock and $11,245 in cash. Mr. Spacht received 300 shares of Class A Stock and $7,352 in cash. Mr. Kraeuter received 300 shares of Class A Stock and $7,669 in cash. Mr. Thaeder received 300 shares of Class A Stock and $7,669 in cash. Mr. Schreppler received 200 shares of Class A Stock and $3,926 in cash. The cash portion's of the bonus were issued to cover the individual tax liability associated with the stock bonus issued. The fair market value of the Class A Stock issued (and included in the table above) was $31.25 per share based on the closing price on the Nasdaq National Market on the date of the award.

(2)

Includes the realized value of the stock awards and cash bonuses approved by the Personnel, Compensation and Benefits Committee on October 1, 2001 under the Company's Cash and Stock Bonus Compensation Plan to Ms. Taylor and Messrs. DiNunzio, Spacht, Kraeuter, Thaeder and Schreppler. Ms. Taylor received 1,200 shares of Class A Stock and $18,580 in cash. Mr. DiNunzio received 750 shares of Class A Stock and $14,005 in cash. Mr. Spacht received 500 shares of Class A Stock and $8,829 in cash. Mr. Kraeuter received 500 shares of Class A Stock and $9,004 in cash. Mr. Thaeder received 500 shares of Class A Stock and $9,004 in cash. Mr. Schreppler received 500 shares of Class A Stock and $8,566 in cash. The cash portion of the bonus was issued to cover the individual tax liability associated with the stock bonus issued. The fair market value of the Class A Stock issued (and included in the table above) was $26.25 per share based on the closing price on the Nasdaq National Market on the date of the award.

(3)

Includes the realized value of stock awards and cash bonuses approved by Personnel, Compensation and Benefits Committee on March 29, 2000 under the Company's Cash and Stock Bonus Compensation Plan to Ms. Taylor and Messrs. DiNunzio, Spacht, Kraeuter and Thaeder. Ms. Taylor received 1,000 shares of Class A Stock and $20,855 in cash. Mr. DiNunzio received 500 shares of Class A Stock and $9,424 in cash. Mr. Spacht received 200 shares of Class A Stock and $2,159 in cash. Mr. Kraeuter received 200 shares of Class A Stock and $2,159 in cash. Mr. Thaeder received 200 shares of Class A Stock and $2,438 in cash. The cash portion of the bonuses were issued to cover the individual tax liability associated with the stock bonuses issued. The fair market value of the Class A Stock issued (and included in the table above) was $22.125 per share based on the closing price on the Nasdaq Nationial Market on the date of the award.

(4)

Includes $22,750 in 2002, $19,300 in 2001 and $11,200 in 2000 received as compensation for attendance at meetings of the Board and its committees. In 2002, 2001 and 2000, Ms. Taylor received $23,705, $8,958 and $5,765 respectively, in medical expense reimbursements from the Company's Officer's Medical Reimbursement Plan.

(5)

The Company contributes two percent of an eligible employee's gross earnings to the 401(k) Plan. In addition, the Company matches fifty percent of the first six percent of the employee's gross earnings that the employee contributes to the 401(k) Plan. The amounts disclosed in this column include our contributions under the 401(k) Plan for the fiscal year 2002 - Ms. Taylor, $8,493, Mr. DiNunzio, $7,978, Mr. Spacht $2,740, Mr. Kraeuter $6,841, Mr. Schreppler $2,478 and Mr. Thaeder $6,763; for the fiscal year 2001 - Ms. Taylor $8,793, Mr. DiNunzio $6,325, Mr. Spacht, $2,533, Mr. Kraeuter $6,788 and Mr. Thaeder $6,738, and for the fiscal year 2000 - Ms. Taylor $9,755, Mr. DiNunzio $6,670, Mr. Spacht $2,522, Mr. Kraeuter $5,951, Mr. Thaeder $5,625. In addition, effective October 1, 1994, the Company established a Supplemental 401(k) Retirement Plan (the "Supplemental Plan"). All employees hired before April 26, 1994 and under the age of sixty at that date are eligible for the Supplemental Plan. Employees over the age of sixty waived participation in the plan in order to receive Company paid medical, dental and life insurance benefits upon retirement. The Company will not provide such benefits to any other current or future employees. The amounts disclosed in this column also include our contributions under the Supplemental Plan for the fiscal year 2002 - Ms. Taylor $9,112, Mr. DiNunzio $7,794, Mr. Spacht $8,221, Mr. Kraeuter $6,063; for the fiscal year 2001 - Ms. Taylor $7,894, Mr. DiNunzio $6,886, Mr. Spacht $7,600, Mr. Kraeuter $5,605; and for the fiscal year 2000 - Ms. Taylor $7,736, Mr. DiNunzio $5,336, Mr. Spacht $6,305, and Mr. Kraeuter $4,518.

Option Grants in Last Fiscal Year
The following table sets forth information regarding options granted in the 2002 fiscal year to the executive Officers named in the Summary Compensation Table.

						Potential Realizable Value at
						Assumed Annual Rates of
						Stock Price Appreciation for
Individual Grants						Option Term(1)
Name Number of	% of Total		Market Price on	Exercise Or Base Price per	Expiration Date	0% ($)	5% ($)	10% ($)
Securities Underlying		Options Granted to
Options		Employees	Date of	Share
Granted		in Fiscal Year	Grant	($)
Dian C. Taylor	3,000[2]	13.4	$ 31	$27.90	6/5/12	$10,050	$69,009	$159,436

Joseph A. DiNunzio	3,000[2]	13.4	$ 31	$27.90	6/5/12	$10,050	$69,009	$159,436

David B. Spacht	3,000[2]	13.4	$ 31	$27.90	6/5/12	$10,050	$69,009	$159,436

Bruce P. Kraeuter	3,000[2]	13.4	$ 31	$27.90	6/5/12	$10,050	$69,009	$159,436

John M. Thaeder	3,000[2]	13.4	$ 31	$27.90	6/5/12	$10,050	$69,009	$159,436

John J. Schreppler	3,000[2]	13.4	$ 31	$27.90	6/5/12	$10,050	$69,009	$159,436

(1)

Amounts represent the hypothetical gains that could be achieved from the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of zero percent (0%), five percent (5%) and ten percent (10%) compounded annually from the date the respective options were granted to their expiration date based upon the grant price.

(2)

Option granted for Class A Stock under the 1992 Non-Qualified Stock Option Plan. Each grant was made on June 5, 2002 and the shares underlying the options granted will become exercisable in six months following the date of grant.

Option Exercises and Fiscal Year End Values

The following table provides certain information concerning option exercises during 2002 by the executive officers named in the Summary Compensation Table and year end option values:

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-the Money
	Shares Acquired on	Value	Options at Fiscal Year End (#)	Options at Fiscal Year End ($)
Name	Exercise (#)	Realized	Exercisable/Unexercisable(1)	Exercisable/Unexercisable(2)

Dian C. Taylor	---	---	27,000/6,000	$266,264/$24,340
Joseph A. DiNunzio	---	---	17,700/6,800	$193,116/$41,395
David B. Spacht	---	---	13,052/5,200	$121,871/$32,995
Bruce P. Kraeuter	4,500	72,668	9,300/5,200	$ 66,771/$32,995
John M. Thaeder	---	---	8,300/5,200	$ 54,249/$32,995
John J. Schreppler, II	---	---	3,600/2,400	$ 8,400/$12,600

(1)	All securities represent options to purchase shares of the Class A Stock.
(2)	Based on $29.65 per share, which was the last reported sale price of the Company's Class A Stock as reported by Nasdaq on December 31, 2002.

Outside directors receive an annual retainer fee of $8,000 paid in advance. Each director receives $1,000 for each Board meeting attended, $500 for each committee meeting attended on the day of a regular board meeting and $1,000 for each committee meeting attended on any other day. The chair of each committee receives an annual retainer of $1,000.

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

Item 12. - Security Ownership of Certain Beneficial Owner s and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of the equity securities of the Company for each director and each executive officer named in the Summary Compensation Table and each beneficial owner of more than five percent (5%) of the outstanding shares of any class of the Company's voting securities and all directors and executive officers as a group, based in each case on information furnished to the Company. Addresses are provided for each beneficial owner of more than five percent (5%) of the Company's voting Securities.

	Class A Non-Voting Common Stock(1)		Class B Common Stock(1)
	Shares	Percent(2)	Shares	Percent(2)
Dian C. Taylor (3) 664 Churchmans Road Newark, Delaware 19702	50,189	2.3%	52,420	13.4%

Kenneth R. Biederman (3)	28,500	1.3%	---	---

John R. Eisenbrey, Jr. (3)(4) 15 Albe Drive Newark, Delaware 19702	28,063	1.3%	19,860	5.1%

Norman H. Taylor, Jr. (3) (5) 1597 Porter Road Bear, Delaware 19701	10,503	---	101,175	25.8%

William C. Wyer(3)	27,000	1.2%	---	---

Joseph A. DiNunzio (3) (6)	21,321	1.0%	46	---

Bruce P. Kraeuter (3)	16,031	---	---	---

David B. Spacht (3)	14,228	---	84	---

John J. Schreppler, II	4,300	---	---	---

John M. Thaeder (3)	11,636	---	606	---

Estate of Hilda Taylor 4 East Green Valley Circle Newark, DE 19711	35,736	1.6%	52,407	13.4%

Louisa Taylor Welcher (7) 219 Laurel Avenue Newark, DE 19711	9,405	---	41,745	10.6%

Directors and Executive Officers as a Group (10 Individuals)(3)	204,234	8.8%	174,191	44.5%

(1)

The nature of ownership consists of sole voting and investment power unless otherwise indicated. The amount also includes all shares issuable to such person or group upon the exercise of options held by such person or group to the extent such options are exercisable within 60 days after March 3, 2003.

(2)

The percentage of the total number of shares of the class outstanding is shown where that percentage is one percent or greater. Percentages for each person are based on the aggregate number of shares of the applicable class outstanding as of March 3, 2003, and all shares issuable to such person upon the exercise of options held by such person, to the extent such options are exercisable within 60 days of that date.

(3)

Includes options to purchase shares of the Company's Class A Non-Voting Common Stock, par value $1.00 per share as follows: Ms. Taylor (27,000 shares); Mr. Biederman (21,000 shares); Mr. Eisenbrey (7,729 shares); Mr. Taylor (6,900 shares); Mr. Wyer (21,000 shares); Mr. DiNunzio (17,700 shares); Mr. Kraeuter (9,300 shares); Mr. Schreppler (3,600); Mr. Spacht (13,052 shares); and Mr. Thaeder (8,300 shares).

(4)

Includes 347 shares of the Class B Stock owned by a trust, of which Mr. Eisenbrey, Jr. is a trustee and has a beneficial ownership interest, and 196 shares of the Class B Stock held in custodial accounts for Mr. Eisenbrey, Jr.'s daughters.

(5)	Includes 718 shares of the Class B Stock and 179 shares of the Class A Stock owned by Mr. Taylor's wife for which Mr. Taylor disclaims beneficial ownership.
(6)	Includes 12 shares of the Class A Stock held in custodial accounts for Mr. DiNunzio's sons.
(7)

Includes 64 shares of the Class B Stock held jointly by Ms. Welcher's husband and son, 730 shares of the Class B Stock held by Ms. Welcher's sons, 142 shares of the Class A Stock held by Ms. Welcher's husband and 706 shares of the Class A Stock held by Ms. Welcher's sons. Ms. Welcher disclaims beneficial ownership of all of the shares disclosed in the foregoing sentence.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	182,427	$21.127	98,954
Equity compensation plans not approved by security holders

Total	182,427		98,954
(1)	Includes 13,100 shares available for issue under the stock and cash bonus plans for officers

Item 13. - Certain Relationships and Related Transactions

The office building and shop complex utilized by Artesian Water are leased at an average annual rental of $175,000 from a partnership, White Clay Realty, in which certain of Artesian Resources' officers and directors are a partner or the beneficiary of a partner (Dian C. Taylor and John R. Eisenbrey, Jr.). The current rental of $175,000 is below market. Artesian Water, in December of 2002, filed a condemnation action in the Delaware Superior Court, seeking to acquire title to the office and shop complex currently leased by Artesian, known as 664 Churchmans Road, Newark, Delaware (the "Property"). Artesian Water filed this action under its statutory power of eminent domain against the owner of the Property, White Clay Realty, a Delaware Limited Partnership, and each of the limited partners. White Clay Realty has no general partner and the Superior Court has ruled that the partnership is dissolved and all of the former partners now own the Property jointly as tenants in common. A special committee of the Board of Directors, composed entirely of outside directors who have no ownership interest in the Property, made the determination to purchase the Property through the condemnation procedures. Under this procedure, if the acquisition of the Property is approved by the court, the fair market value of the Property will be determined by a panel of commissioners after an evidentiary hearing. Artesian Water's independent appraiser has valued the Property to be worth $3,800,000. Until a final determination of the condemnation, the parties have agreed that Artesian Water may continue to occupy the Property under the terms of the lease with a quarterly rental payment of $43,361.

In 2001, Artesian Water purchased for $875,000, certain parcels of land for water production wells from Glendale Enterprises Limited, a company wholly-owned by the estate of Ellis D. Taylor.

On April 29, 1999, the Company entered into an agreement with Ellis D. Taylor, who has since passed away, and his spouse, Helena C. Taylor (the "Taylors"), to repurchase 126,353 shares of Class B Stock and 24,165 shares of Class A Stock (the "Taylor Stock") owned by the Taylors. On May 4, 1999, the Company executed a promissory note (the "Note") in the principal amount of $4,450,000 representing the purchase price of the Taylor Stock. Commencing on June 30, 1999, the Note is payable quarterly, on a calendar basis, over a four-year period. The outstanding balance on the Note bears interest in an amount based on the quarterly dividend the Taylors would have received on the Stock transferred to the Company but not yet paid for by the Company. In addition, the principal installment is adjusted on a quarterly basis to reflect changes in the book value per common share of the Company as reported in its most recent quarterly financial statement distributed to stockholders prior to the quarterly payment. For the year ended December 31, 2002, principal payments (including book value adjustments) totaled $1,321,000 and interest payments totaled $38,000. At December 31, 2002, the Company had $278,000 outstanding under the Note.

Item 14. - Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 12, 2003 was carried out by us under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of our internal controls, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. - Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

Page(s)*
(a) The following documents are filed as part of this report:
(1) Financial Statements:
	Report of Independent Auditors	41
	Consolidated Balance Sheets at December 31, 2002 and 2001	19
	Consolidated Statements of Operations for the three years ended December 31, 2002	20
	Consolidated Statements of Cash Flows for the three years ended December 31, 2002	21
Consolidated Statements of Changes in Stockholders' Equity for the three years
	ended December 31, 2002	22-24
	Notes to Consolidated Financial Statements	25-40
(2) Financial Statement Schedule:
	Schedule II: Valuation and Qualifying Accounts	56
(3) Exhibits: see (c) below
(b) Reports on Form 8-K. A current report on Form 8-K dated December 3, 2002 was filed with the Securties and Exhange Commission on December 6, 2002 reporting the implementation of temporary rates.
(c) Exhibits
* Page number shown refers to page number in this Report on Form 10-K

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2002

INDEX TO EXHIBITS
Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company effective May 26, 1995 incorporated by reference to Exhibit 3 filed with the Company Form 10-Q for the quarter ended
June 30, 1995.

3.3	By-laws of the Company effective April 27, 1993 incorporated by reference filed with the Artesian Resources Corporation Form 8-K filed April 27, 1993.

4.1	Thirteenth and Fourteenth Indentures dated as of June 17, 1997 between Artesian Water
Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee.
Incorporated by reference to the exhibits filed with the Company's Form 10-Q for the quarter ended June 30, 1997.

4.2	Twelfth Supplemental Indenture dated as of December 5, 1995 between Artesian Water
Company, Inc. subsidiary of the Company and Wilmington Trust Company, as Trustee.
Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

4.3	Eleventh Supplemental Indenture dated as of February 16, 1993 between Artesian Water
Company, Inc., subsidiary of the Company and Principal Mutual Life Insurance Company.
Incorporated by reference to the exhibit filed with the Company's Annual Report on Form
10-K for the year ended December 31, 1992.

4.4	Tenth Supplemental Indenture dated as of April 1, 1989 between Artesian Water Company,
Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee. Incorporated
by reference to the exhibit filed with the Company's Registration Statement on Form 10 filed April 30, 1990 and as amended by Form 8 filed on June 19, 1990.

10.4	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10.5	Share Repurchase Agreement dated April 28, 1999 and related Promissory Note dated May 4, 1999.

10.6	Officer's Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to the Exhibit filed with the Company's Form 10-K for the year ended December 31, 2001.**

11	Statement Re: Computation of Net Income per Class A and Class B Common Shares.*

21	Subsidiaries of the Company as of December 31, 2002.*

23.1	The consent of KPMG LLP.*

24.1	Power of Attorney (included on signature page).*

99.1	Form of Officer Certifications Required by Section 906 of the Sarbanes-Oxley Act.

SIGNATURES
ARTESIAN RESOURCES CORPORATION

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: 3/21/03	By: David B. Spacht /s/
David B. Spacht, Vice President, Chief
Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

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

Signature	Title	Date
Principal Executive Officer:
/s/ Dian C. Taylor
Dian C. Taylor	President and Chief Executive Officer	3/21/03

Principal Financial and Accounting Officer:
/s/ David B. Spacht
David B. Spacht	Vice President, Chief Financial Officer	3/21/03
and Treasurer
Directors:
/s/ Dian C. Taylor
Dian C. Taylor	Director	3/21/03

/s/ Norman H. Taylor, Jr.
Norman H. Taylor, Jr.	Director	3/21/03

/s/ Kenneth R. Biederman
Kenneth R. Biederman	Director	3/21/03

/s/ William C. Wyer
William C. Wyer	Director	3/21/03

/s/ John R. Eisenbrey, Jr.
John R. Eisenbrey, Jr.	Director	3/21/03

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2002

INDEX TO EXHIBITS
Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of the Company effective May 26, 1995 incorporated by reference to Exhibit 3 filed with the Company Form 10-Q for the quarter ended
June 30, 1995.

3.3	By-laws of the Company effective April 27, 1993 incorporated by reference filed with the Artesian Resources Corporation Form 8-K filed April 27, 1993.

4.1	Thirteenth and Fourteenth Indentures dated as of June 17, 1997 between Artesian Water
Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee.
Incorporated by reference to the exhibits filed with the Company's Form 10-Q for the quarter ended June 30, 1997.

4.2	Twelfth Supplemental Indenture dated as of December 5, 1995 between Artesian Water
Company, Inc. subsidiary of the Company and Wilmington Trust Company, as Trustee.
Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

4.3	Eleventh Supplemental Indenture dated as of February 16, 1993 between Artesian Water
Company, Inc., subsidiary of the Company and Principal Mutual Life Insurance Company.
Incorporated by reference to the exhibit filed with the Company's Annual Report on Form
10-K for the year ended December 31, 1992.

4.4	Tenth Supplemental Indenture dated as of April 1, 1989 between Artesian Water Company,
Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee. Incorporated
by reference to the exhibit filed with the Company's Registration Statement on Form 10 filed April 30, 1990 and as amended by Form 8 filed on June 19, 1990.

10.4	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10.5	Share Repurchase Agreement dated April 28, 1999 and related Promissory Note dated May 4, 1999.

10.6	Officer's Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to the Exhibit filed with the Company's Form 10-K for the year ended December 31, 2001.**

11	Statement Re: Computation of Net Income per Class A and Class B Common Shares.*

21	Subsidiaries of the Company as of December 31, 2002.*

23.1	The consent of KPMG LLP.*

24.1	Power of Attorney (included on signature page).*

99.1	Form of Officer Certifications Required by Section 906 of the Sarbanes-Oxley Act.

____________________________
*	Filed herewith.
**	Compensation plan or arrangement required to be filed or incorporated as an exhibit.

CERTIFICATIONS

I, Dian C. Taylor certify that:

  I have reviewed this Annual Report on Form 10-K for the period ended December 31, 2002 of Artesian Resources Corporation (this "Report");
  Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report:
  Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, the periods presented in this Report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and
    presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

Dian C. Taylor/s/

Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, David B. Spacht, certify that:

  I have reviewed this Annual Report on Form 10-K for the period ended December 31, 2002 of Artesian Resources Corporation (this "Report");
  Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, the periods presented in this Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and
    presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process ,summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

David B. Spacht/s/
Chief Financial Officer (Principal Financial Officer)

EXHIBIT 11

ARTESIAN RESOURCES CORPORATION
COMPUTATION OF NET INCOME PER COMMON SHARE
	2002	2001	2000
Earnings
Income Applicable to Common Stock Shares,	$4,125,431	$3,270,342	$2,389,731
to Class A Non-Voting and Class B Common Stock
Weighted average number of shares outstanding
Basic	2,355,640	2,026,276	2,007,190
Diluted	2,408,392	2,071,543	2,043,965
Net Income per Common Share, to Class A
Non-Voting and Class B Common Stock
Basic	$1.75	$1.61	$1.19
Diluted	$1.71	$1.58	$1.17

EXHIBIT 21

ARTESIAN RESOURCES CORPORATION AND SUBSIDIARY COMPANIES

Subsidiaries of Registrant

The following list includes the Registrant and all of its subsidiaries as of December 31, 2002. The voting equity interests of each company shown is owned, to the extent indicated by the percentage, the company immediately above, which is not indented to the same degree. All subsidiaries of the Registrant appearing in the following table are included in the consolidated financial statements of the Registrant and its subsidiaries.
Name of Company	State of Incorporation	Percentage of Voting Equity Interests Owned

Artesian Resources Corporation	Delaware
Artesian Water Company, Inc.	Delaware	100
Artesian Water Pennsylvania, Inc.	Pennsylvania	100
Artesian Development Corporation	Delaware	100
Artesian Wastewater Management, Inc.	Delaware	100
AquaStructure Delaware, L.L.C.	Delaware	33 1/3

ARTESIAN RESOURCES CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Additions	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Classification
For the Year Ended December 31, 2002 Valuation allowance for deferred tax assets	$590,000			$84,000	$506,000
For the Year Ended December 31, 2001 Valuation allowance for deferred tax assets	$685,000			$95,000	$590,000
For the Year Ended December 31, 2000 Valuation allowance for deferred tax assets	$670,540		$ 14,460		$685,000

EXHIBIT 23.1

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the registration statement (No. 333-78043) on Form S-8 of Artesian Resources Corporation of our report dated February 7, 2003, with respect to the consolidated balance sheets of Artesian Resource Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002, and the related financial statement schedule, which report appears in the December 31, 2002, annual report on Form 10-K of Artesian Resources Corporation.

/s/KPMG LLP

Philadelphia, Pennsylvania
March 19, 2003

ARTESIAN RESOURCE CORPORATION

FORM OF OFFICER CERTIFICATIONS REQUIRED BY SECTION 906 OF
THE SARBANES-OXLEY ACT

Certification by the Chief Executive Officer and Chief Financial Officer
Relating to a Periodic Report Containing Financial Statements

I, Dian C. Taylor, Chief Executive Officer, and David B. Spacht, Chief Financial Officer, of Artesian Resources Corporation, a Delaware corporation (the "Company"), hereby certify that, based on our knowledge:

    The Company's periodic report containing financial statements on Annual Report on Form 10-K for the period ended December 31, 2003 (the "Form 10-K") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and
    The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: As of March 21, 2003

CHIEF EXECUTIVE OFFICER: CHIEF FINANCIAL OFFICER:

_______________________________ _________________________

Dian C. Taylor/s/s David B. Spacht/s/