Form 10-Q
period 2003-03-31
ARTESIAN RESOURCES CORP
filed 2003-05-05
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECRUITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
or
__	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
X	Yes	_	No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
_	Yes	X	No

As of March 31, 2003, 2,187,703, shares and 391,824 shares of Class A Non-Voting Common Stock and Class B Common Stock, respectively, were outstanding.

ARTESIAN RESOURCES CORPORATION

INDEX TO FORM 10-Q

Part I

-

Financial Information:

Page(s)

Item 1

-

Financial Statements

Consolidated Balance Sheet

March 31, 2003 and December 31, 2002

3-4

Consolidated Statement of Income for the three months ended

March 31, 2003 and 2002

5

Consolidated Statement of Retained Earnings for the three

months ended March 31, 2003 and 2002

6

Consolidated Statement of Cash Flows for the three months

ended March 31, 2003 and 2002

7-8

Notes to the Consolidated Financial Statements

9-11

Item 2

-

Management's Discussion and Analysis of Financial

Condition and Results of Operations

11-13

Item 3

-

Quantitative and Qualitative Disclosures about

Market Risk

14

Item 4

-

Controls and Procedures

14

Part II

-

Other Information:

15

Item 1

-

Legal Proceedings

15

Item 2

-

Changes in Securities and Use of Proceeds

15

Item 3

-

Defaults Upon Senior Securities

15

Item 4

-

Submission of Matters to a Vote of Security Holders

15

Item 5

-

Other Information

16

Item 6

-

Exhibits and Reports on Form 8-K

16

Signatures

17

Certification

18-19

Index to Exhibit

20

Part I - Financial Information

Item I - Financial Statements

 ARTESIAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands)

March 31, 2003

December 31, 2002

ASSETS

Utility plant, at original cost less accumulated depreciation

$170,622

$167,338

Current assets

Cash and cash equivalents

781

874

Accounts receivable, net

3,650

2,743

Receivable, other

3,800

3,800

Unbilled operating revenues

2,189

2,718

Materials and supplies-at cost on FIFO basis

776

712

Prepaid property taxes

328

651

Prepaid expenses and other

568

422

12,092

11,920

Other assets

Non-utility property (less accumulated depreciation 2003-$78;

2002-$84)

331

308

Other deferred assets

1,202

1,069

1,533

1,377

Regulatory assets, net

2,410

2,437

$186,657

$183,072

=======

=======

LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' equity

Common stock

$ 2,580

$ 2,575

Additional paid-in capital

40,498

40,341

Retained earnings

8,116

8,260

Total stockholders' equity

51,194

51,176

Preferred stock-mandatorily redeemable, net of current portion

-----

100

Long-term debt, net of current portion

63,953

63,970

115,147

115,246

Current liabilities

Notes payable

5,885

3,163

Current portion of long-term debt

146

421

Current portion of mandatorily redeemable preferred stock

100

100

Accounts payable

2,979

3,119

Overdraft payable

1,421

709

Income taxes payable

132

135

Deferred income taxes

(193)

0

Interest accrued

171

569

Customer deposits

417

410

Other

1,184

905

12,242

9,531

Deferred credits and other liabilities

Net advances for construction

19,138

19,457

Post retirement benefit obligation

1,282

1,298

Deferred investment tax credits

866

873

Deferred income taxes

8,577

8,024

Commitments and contingencies

29,863

29,652

Net contributions in aid of construction

29,405

28,643

$186,657

$183,072

=======

=======

See notes to the consolidated financial statements.

 ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF INCOME
Unaudited
(In thousands, except per share amounts)

For the Quarter Ended March 31,

2003

2002

OPERATING REVENUES

Water sales

$ 8,258

$ 7,570

Other utility operating revenue

177

158

Non-utility revenue

103

16

8,538

7,744

OPERATING EXPENSES

Utility operating expenses

4,739

4,542

Related party expenses

43

44

Non-utility operating expenses

48

16

Depreciation and amortization

847

812

State and federal income taxes

499

373

Property and other taxes

497

445

6,673

6,232

OPERATING INCOME

1,865

1,512

Allowance for funds used during construction

33

124

Other income (expense), net

29

28

INCOME BEFORE INTEREST CHARGES

1,927

1,664

INTEREST CHARGES

1,155

1,116

NET INCOME

772

548

 PREFERRED DIVIDEND REQUIREMENT AND
REDEMPTION PREMIUM

64

12

NET INCOME APPLICABLE TO COMMON STOCK

$ 708

$ 536

======

======

INCOME PER COMMON SHARE:

Basic

$ 0.18

$ 0.17

======

======

Diluted

$ 0.18

$ 0.17

======

======

CASH DIVIDEND PER COMMON SHARE

$ 0.1983

$ 0.1933

======

======

AVERAGE COMMON SHARES OUTSTANDING

Basic

3,866

3,076

=======

=======

Diluted

3,953

3,168

=======

=======

See notes to the consolidated financial statements.

 CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Unaudited
(In thousands)

For the Quarter Ended March 31,

2003

2002

Balance, beginning of period

$ 8,260

$ 7,026

Net income

772

548

9,032

7,574

Less: Dividends

833

614

Common stock-repurchase

83

26

Balance, end of period

$ 8,116

$ 6,934

======

======

See notes to the consolidated financial statements.

 ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited
(In thousands)

For the Quarter Ended March 31,

2003

2002

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME

$ 772

$ 548

Adjustments to reconcile net income to net cash

provided by operating activities:

Depreciation and amortization

845

773

Deferred income taxes, net

353

(28)

Allowance for funds used during construction

(33)

(124)

Changes in assets and liabilities:

Accounts receivable

(907)

137

Unbilled operating revenue

529

96

Materials and supplies

(64)

(34)

Accrued state and federal income taxes

(3)

316

Prepaid property taxes

323

296

Prepaid expenses and other

(146)

162

Other deferred assets

(133)

---

Regulatory assets

27

69

Postretirement benefit obligation

(16)

(16)

Accounts payable

(140)

(990)

Interest accrued

(398)

(239)

Customer deposits and other, net

287

175

NET CASH PROVIDED BY OPERATING ACTIVITIES

1,296

1,141

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures (net of AFUDC)

(4,280)

(6,066)

NET CASH USED IN INVESTING ACTIVITIES

(4,280)

(6,066)

CASH FLOW FROM FINANCING ACTIVITIES

Net borrowings under line of credit agreement

2,722

3,924

Overdraft payable

712

642

Net advances and contributions in aid of construction

603

463

Net proceeds from stock transactions

79

272

Dividends

(833)

(614)

Repayment of long-term debt

(292)

(346)

Retirement of preferred stock

(100)

(100)

NET CASH PROVIDED BY FINANCING ACTIVITIES

2,891

4,241

NET (DECREASE) IN CASH AND CASH EQUIVALENTS

(93)

(684)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD

874

1,053

CASH AND CASH EQUIVALENTS AT END OF PERIOD

$ 781

$ 369

======

======

Supplemental Disclosures of Cash Flow Information:

Interest paid

$ 1,541

$ 1,339

=======

=======

Income taxes paid

$ 150

$ ---

=======

=======

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Artesian Resources Corporation ("Artesian Resources") is a non-operating holding company, whose income is derived from the earnings of our four wholly owned subsidiary companies and our one-third interest in AquaStructure, a Limited Liability Corporation whose primary activity is marketing wastewater services.  Artesian Water Company, Inc. ("Artesian Water"), our principal subsidiary, is the oldest and largest public water utility in the State of Delaware and has been providing water service within the state since 1905.  We distribute and sell water to residential, commercial, industrial, governmental, municipal and utility customers throughout Delaware.  In addition, we provide services to other water utilities, including operations and billing functions, and have contract operation agreements with thirteen private and municipal water providers.

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

Stock Compensation Plans

At March 31, 2003, the Company had three stock-based compensation plans.  The Company applies APB Opinion No. 25 and related interpretations in accounting for compensation expense under its plans.  Accordingly, the aggregate compensation cost that has been charged against income for the three plans was $1,100 and $2,400 for the three months ended March 31, 2003, and 2002, respectively.  Had compensation cost for the Company's three plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income and net income per common share would have been reduced to the pro-forma amounts indicated below:

For the Quarter Ended March 31,

2003

2002

In thousands, except per share data

Net income applicable to common stock

As reported

$

708

$

536

Add: compensation expense included in net income (net of tax)

--

1

Deduct: compensation expense using fair value based method (net of tax)

(24)

(2)

Pro-forma

$

684

$

535

Basic net income per common share

As reported

$

.18

$

.17

Pro-forma

$

.18

$

.17

Diluted net income per common share

As reported

$

.18

$

.17

Pro-forma

$

.17

$

.17

NOTE 2 - REGULATORY ASSETS

Certain expenses are recoverable through rates, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the Delaware Public Service Commission ("Delaware PSC").  Expenses related to rate proceedings are amortized on a straight-line basis over a period of two years.  The postretirement benefit obligation, which is being amortized over 20 years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments.  The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customers reverse.  Regulatory assets at March 31, net of amortization, comprise:

March 31, 2003

December 31, 2002

Postretirement benefit obligation

$1,282

$1,298

Deferred income taxes recoverable in future rates

639

642

Expense of rate proceedings

489

497

$2,410

$2,437

NOTE 3 - RELATED PARTY TRANSACTIONS

The office building and shop complex utilized by Artesian Water are leased at an average annual rental of $173,000 from a partnership, White Clay Realty, in which certain of Artesian Resources' officers and directors (Dian C. Taylor and John R. Eisenbrey, Jr.) are a partner or the beneficiary of a partner.  The current rental of $173,000 is below market. In December of 2002, Artesian Water filed a condemnation action in the Delaware Superior Court, seeking to acquire title to the office and shop complex currently leased by Artesian Water, known as 664 Churchmans Road, Newark, Delaware (the "Property").  Artesian Water filed this action under its statutory power of eminent domain against the owner of the Property, White Clay Realty, a Delaware Limited Partnership, and each of the limited partners.  White Clay Realty has no general partner and the Superior Court has ruled that the partnership is dissolved and all of the former partners now own the Property jointly as tenants in common.  A special committee of the Board of Directors of Artesian Resources, composed entirely of outside directors who have no ownership interest in the Property, made the determination to purchase the Property through the condemnation procedures.  Under this procedure, if the acquisition of the Property is approved by the court, the fair market value of the Property will be determined by a panel of commissioners after an evidentiary hearing.  Artesian Water's independent appraiser has valued the Property to be worth $3,800,000.  In December 2002, Artesian Water issued a payment to the Prothonotary for the State of Delaware for $3,800,000.  As the court has delayed payment until the matter is decided, the amount is to be refunded to Artesian and was recorded as a receivable at December 31, 2002 and remains due to Artesian at March 31, 2003.  Until a final determination of the condemnation, the parties have agreed that Artesian Water may continue to occupy the Property under the terms of the lease with a quarterly rental payment of $43,361.  Pursuant to a deadline set by the Superior Court, the owners of the Property have submitted an independent appraisal that values the Property to be worth $4,800,000.  The special committee of the Board of Directors of Artesian Resources is reviewing the owners' appraisal.  If the parties are unable to agree on a purchase price, the condemnation case will proceed in the Superior Court.

Expenses associated with related party transactions are as follows:

For the Quarter Ended March 31,

2003

2002

(in thousands)

White Clay Realty

$43

$44

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

For the Quarter Ended March 31,

2003

2002

(in thousands)

Average common shares outstanding during the period for Basic computation

3,866

3,076

Dilutive effect of employee stock options

87

92

Average common shares outstanding during the period for Diluted computations

3,953

3,168

=====

=====

NOTE 5 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that have not been implemented.

NOTE 6 - RATE PROCEEDINGS

On April 2, 2002, Artesian Water filed a petition with the Delaware PSC seeking to raise rates for water service by 23.12% or $7.5 million.  The Delaware PSC, on April 16, 2002, suspended the implementation of the proposed new rates pending further investigation and public evidentiary hearings.  Pending these hearings and a final ruling by the Delaware PSC, the Company, as is permitted by law, placed 7.71% of the proposed rates into effect under bond beginning June 1, 2002.  On June 17, 2002, the Company filed a supplemental application reducing the requested increase to 19%, or $6.4 million.  Hearings regarding the rate increase were held on October 30 and 31, 2002.  During these hearings, the Company reduced its requested rate increase to 14.2%, or $4.8 million.  Beginning December 3, 2002, as is permitted by law, the Company placed an additional 3.69% of the proposed rates into effect.  On April 15, 2003, the Delaware PSC issued PSC Order No. 6147 approving an increase in the Company's revenue requirement of 9.68% effective May 1, 2003.  These rates represent an increase in water consumption charges, customer charges, and fire hydrant ready-to-serve charges necessary to generate an increase in annual operating revenues of approximately $3.3 million.

NOTE 7 - SUBSEQUENT EVENT

On April 30, 2003, the Company's Board of Directors approved a three for two stock split.  The Company's Board of Directors also declared a stock dividend of $0.2975 per share, the payment of which will be based on the number of shares outstanding on May 12, 2003, prior to the May 30, 2003 effective date of the stock split.  All share and per share information have been restated to retroactively show the effect of the stock split.  Weighted average shares outstanding used in the calculation of basic and diluted earnings per share were 3,866,072 and 3,952,821 for the period ended March 31, 2003 and 3,076,211 and 3,168,201 for the period ended March 31, 2002.

ITEM 2 - ARTESIAN RESOURCES CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED

MARCH 31, 2003

RESULTS OF OPERATIONS

Overview

Strategic Direction

Our profitability is primarily attributable to the sale of water by Artesian Water, the amount of which is dependent on seasonal fluctuations in weather, particularly during the summer months when water demand may vary with rainfall and temperature.

While customer growth in our utility subsidiary will continue to be a major focus in 2003, we are aggressively seeking opportunities that produce revenue streams that are unrelated to weather.  These opportunities include our wastewater management subsidiary's operation of a new spray irrigation wastewater treatment facility with a capacity of 2.5 million-gallons-per-day for the town of Middletown, Delaware, which began operations in the third quarter of 2002.  In addition, we will continue to focus attention on expanding our contract operations opportunities with municipalities and private water providers in Delaware and surrounding areas.

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

Regulatory Matters and Inflation

As of March 31, 2003, we had approximately 68,000 metered customers and serviced a population of approximately 226,000, representing approximately 27% of Delaware's total population.  The Delaware PSC regulates Artesian Water's rates charged for water service, the sale and issuance of our securities and other matters.  We periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business.  In Delaware, utilities are permitted to place rates into effect on a temporary basis pending completion of a rate increase proceeding.  Increases in the number of customers served by Artesian Water also contribute to increases in our operating revenues.

We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability.  The cumulative effect of inflation results in significantly higher facility costs, compared to investments made 20 to 40 years ago, which must be recovered, from future cash flows.

Operating Revenues

Revenues totaled $8.5 million for the quarter ended March 31, 2003 and were 10.3% above revenues for the quarter ended March 31, 2002 of $7.7 million, reflecting an increase in water sales of 9.1% due to customer growth and rate increases approved by the Delaware PSC, effective June 1, 2002 and December 3, 2002.  The remaining increase of 1.2% is primarily due to additional revenues generated by wastewater services.  We realized 96.7% of our total revenue for the quarter ended March 31, 2003 from the sale of water.

On April 2, 2002, Artesian Water filed a petition with the Delaware PSC seeking to raise rates for water service by 23.12% or $7.5 million.  The Delaware PSC, on April 16, 2002, suspended the implementation of the proposed new rates pending further investigation and public evidentiary hearings.  Pending these hearings and a final ruling by the Delaware PSC, the Company, as is permitted by law, placed 7.71% of the proposed rates into effect under bond beginning June 1, 2002.  On June 17, 2002, the Company filed a supplemental application reducing the requested increase to 19%, or $6.4 million.  Hearings regarding the rate increase were held on October 30 and 31, 2002.  During these hearings, the Company reduced its requested rate increase to 14.2%, or $4.8 million.  Beginning December 3, 2002, as is permitted by law, the Company placed an additional 3.69% of the proposed rates into effect.  On April 15, 2003, the Delaware PSC issued PSC Order No. 6147 approving an increase in the Company's revenue requirement of 9.68% effective May 1, 2003.  These rates represent an increase in water consumption charges, customer charges, and fire hydrant ready-to-serve charges necessary to generate an increase in annual operating revenues of approximately $3.3 million.

In addition, Artesian Wastewater Management, our non-regulated subsidiary, provides wastewater management and operations service for several wastewater treatment plants in Delaware.  These services provide us with another source of revenue and are outside of the regulatory environment.  Non-Utility Operating Revenue from wastewater services increased $95,000 for the quarter ended March 31, 2003, over the same period last year.

Operating Expenses

Operating expenses, excluding depreciation and taxes, increased $228,000, or 5.0%, to $4.8 million for the quarter ended March 31, 2003.  The increase in operating expenses resulted primarily from an increase during the quarter ended March 31, 2003, in payroll and related expense of  $202,000, or 8.8%, principally due to increases in annual merit compensation,  additional positions and an increase in employee benefits expense.  The ratio of operating expense, excluding depreciation and taxes, to total revenue was 56.6% for the quarter ended March 31, 2003, compared to 59.4% for the quarter ended March 31, 2002.

Depreciation and amortization expense increased $35,000, or 4.3%, over the quarter ended March 31, 2002 due to increases in our utility plant in service.  Income tax expense increased $126,000 due to increased profitability for the quarter ended March 31, 2003 over the quarter ended March 31, 2002.

Interest Charges

Interest charges increased $39,000, or 3.5%, over the quarter ended March 31, 2002, primarily due to an increase in interest related to the $25 million Series P First Mortgage Bond issued on January 31, 2003.  This bond issuance replaced the Series L 8.03% $10 million bond and paid down our line of credit.

Net Income

For the quarter ended March 31, 2003, our net income applicable to common stock increased $172,000 compared to the same period in 2002.  The increase in net income was primarily due to rate increases authorized in 2002 and continued customer growth.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the quarter ended March 31, 2003 were $2.7 million in proceeds from our lines of credit and $1.3 million provided by cash flow from operating activities.  Cash flow from operating activities was primarily provided by our utility operations, and was impacted by the timeliness and adequacy of rate increases.

A significant part of our ability to maintain and meet our financial objectives is to assure our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.  On April 2, 2002, Artesian Water filed a petition with the Delaware PSC seeking to raise rates for water service and on April 15, 2003, the Delaware PSC issued PSC Order No. 6147 approving an increase in the Company's revenue requirement of 9.68% effective May 1, 2003.  These rates represent an increase in water consumption charges, customer charges, and fire hydrant ready-to-serve charges necessary to generate an increase in annual operating revenues of approximately $3.3 million.

At March 31, 2003, Artesian Water had lines of credit with three separate financial institutions totaling $35.0 million to meet its temporary cash requirements. These revolving credit facilities are unsecured. As of March 31, 2003, we had $29.1 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate plus 1.0% or, at our discretion, the bank's federal funds rate plus 1.0% and at March 31, 2003 was 2.27%.  All the facilities are reviewed annually by each bank for renewal.  Our cash from operations and lines of credit are sufficient to meet our financial obligations for the next twelve months.

On February 21, 2003, the Company redeemed all 10,868 shares of our 7% Prior Preferred Stock.  We incurred $54,000 in redemption premium costs associated with this buy-back.

CAUTIONARY STATEMENT

Statements in this Quarterly Report on Form 10-Q which express our "belief," "anticipation" or "expectation," as well as other statements which are not historical fact, including statements regarding our customer growth, contract operations opportunities, investment plans in 2003, and a dependable supply of safe, high-quality water, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors, such as competitive market pressures, material changes in demand from larger customers, changes in weather, changes in government policies, changes in economic conditions, and other matters could cause results to differ materially from those in the forward-looking statements.  The Company does not undertake to update any of the forward-looking statements included in the Quarterly Report on Form 10-Q.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate, long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the term of our First Mortgage Bonds, which have maturity dates ranging from 2007 to 2020.

ITEM 4 - CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 29, 2003 was carried out by us under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Subsequent to the date of the most recent evaluation of our internal controls, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On April 2, 2002, Artesian Water filed a petition with the Delaware PSC seeking to raise rates for water service by 23.12% or $7.5 million.  The Delaware PSC, on April 16, 2002, suspended the implementation of the proposed new rates pending further investigation and public evidentiary hearings.  Pending these hearings and a final ruling by the Delaware PSC, the Company, as is permitted by law, placed 7.71% of the proposed rates into effect under bond beginning June 1, 2002.  On June 17, 2002, the Company filed a supplemental application reducing the requested increase to 19%, or $6.4 million.  Hearings regarding the rate increase were held on October 30 and 31, 2002.  During these hearings, the Company reduced its requested rate increase to 14.2%, or $4.8 million.  Beginning December 3, 2002, as is permitted by law, the Company placed an additional 3.69% of the proposed rates into effect.  On April 15, 2003, the Delaware PSC issued PSC Order No. 6147 approving an increase in the Company's revenue requirement of 9.68% effective May 1, 2003.  These rates represent an increase in water consumption charges, customer charges, and fire hydrant ready-to-serve charges necessary to generate an increase in annual operating revenues of approximately $3.3 million.

The office building and shop complex utilized by Artesian Water are leased at an average annual rental of $173,000 from a partnership, White Clay Realty, in which certain of Artesian Resources' officers and directors (Dian C. Taylor and John R. Eisenbrey, Jr.) are a partner or the beneficiary of a partner.  The current rental of $173,000 is below market. In December of 2002, Artesian Water filed a condemnation action in the Delaware Superior Court, seeking to acquire title to the office and shop complex currently leased by Artesian Water, known as 664 Churchmans Road, Newark, Delaware (the "Property").  Artesian Water filed this action under its statutory power of eminent domain against the owner of the Property, White Clay Realty, a Delaware Limited Partnership, and each of the limited partners.  White Clay Realty has no general partner and the Superior Court has ruled that the partnership is dissolved and all of the former partners now own the Property jointly as tenants in common.  A special committee of the Board of Directors of Artesian Resources, composed entirely of outside directors who have no ownership interest in the Property, made the determination to purchase the Property through the condemnation procedures.  Under this procedure, if the acquisition of the Property is approved by the court, the fair market value of the Property will be determined by a panel of commissioners after an evidentiary hearing.  Artesian Water's independent appraiser has valued the Property to be worth $3,800,000.  In December 2002, Artesian Water issued a payment to the Prothonotary for the State of Delaware for $3,800,000.  As the court has delayed payment until the matter is decided, the amount is to be refunded to Artesian and was recorded as a receivable at December 31, 2002 and remains due to Artesian at March 31, 2003.  Until a final determination of the condemnation, the parties have agreed that Artesian Water may continue to occupy the Property under the terms of the lease with a quarterly rental payment of $43,361. Pursuant to a deadline set by the Superior Court, the owners of the Property have submitted an independent appraisal that values the Property to be worth $4,800,000.  The special committee of the Board of Directors of Artesian Resources is reviewing the owners' appraisal.  If the parties are unable to agree on a purchase price, the condemnation case will proceed in the Superior Court.

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

(b)

Forms 8-K

1)

A current report on Form 8-K dated January 17, 2003 was filed with the Securities and Exchange Commission on January 17, 2003, reporting the "Notice of Redemption" to all 7% Prior Preferred Stock shareholders.

2)

A current report on Form 8-K dated March 3, 2003 was filed with the Securities and Exchange Commission on March 3, 2003, reporting the borrowing of funds from the Delaware Drinking Water State Revolving Fund.

3)

A current report on Form 8-K dated March 19, 2003 was filed with the Securities and Exchange Commission on March 19, 2003, reporting the approval of a rate increase by the Delaware PSC.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 5, 2003

/s/Dian C. Taylor

Dian C. Taylor

Chair of the Board, Chief Executive

Officer and President

May 5, 2003

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

May 5, 2003

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

May 5, 2003

/s/ David B. Spacht

David B. Spacht

Vice President, Chief Financial Officer and

Treasurer

INDEX TO EXHIBIT

Exhibit Number

Description

99.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.