Form 10-Q
period 2003-06-30
ARTESIAN RESOURCES CORP
filed 2003-07-31
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-18516

ARTESIAN RESOURCES CORPORATION (exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization:	Delaware

I.R.S. Employer Identification Number:	51-0002090

Address of principal executive officers:	664 Churchmans Road Newark, Delaware 19702

Registrant's telephone number, including area code:	(302) 453 ' 6900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[x]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.
[ ]	Yes	[x]	No

As of June 30, 2003, 3,292,293 shares of Class A Non-Voting Common Stock and 587,680 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
INDEX TO FORM 10-Q

Part I	-	Financial Information:

Item 1	-	Financial Statements	Page(s)

		Consolidated Balance Sheet
		June 30, 2003 and December 31, 2002	3

		Consolidated Statement of Income for the quarters ended	4
		June 30, 2003 and 2002

		Consolidated Statement of Income for
		the six months ended June 30, 2003 and 2002	5

		Consolidated Statement of Retained Earnings
		for the six months ended June 30, 2003 and 2002	6

		Consolidated Statement of Cash Flows for the
		six months ended June 30, 2003 and 2002	6- 7

		Notes to the Consolidated Financial Statements	8 - 11

Item 2	-	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	12-14

Item 3	-	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4	-	Controls and Procedures	15

Part II	-	Other Information:

Item 1	-	Legal Proceedings	15-16

Item 2	-	Changes in Securities and Use of Proceeds	16

Item 3	-	Defaults Upon Senior Securities	16

Item 4	-	Submission of Matters to a Vote of Security Holders	16

Item 5	-	Other Information	16

Item 6	-	Exhibits and Reports on Form 8-K	17

Signatures			18

Index to Exhibits			19

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
ARTESIAN RESOURCES CORPORATION CONSOLIDATED BALANCE SHEET (In thousands)
	(unaudited)
	June 30, 2003	December 31, 2002
ASSETS
Utility plant, at original cost less accumulated depreciation	$175,107	$167,338
Current assets
Cash and cash equivalents	966	874
Accounts receivable, net	2,602	2,743
Receivable, other	----	3,800
Unbilled operating revenues	3,075	2,718
Materials and supplies-at cost on FIFO basis	751	712
Prepaid property taxes	----	651
Prepaid expenses and other	560	422
	7,954	11,920
Other assets
Non-utility property (less accumulated depreciation 2003-$82; 2002-$76)	337	308
Other deferred assets	1,276	1,069
	1,613	1,377
Regulatory assets, net	2,430	2,437
	$187,104	$183,072
	======	======
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$3,880	$2,575
Additional paid-in capital	40,711	40,341
Retained earnings	7,265	8,260
Total stockholders' equity	51,856	51,176
Preferred stock-mandatorily redeemable,
net of current portion	----	100
Long-term debt, net of current portion	63,953	63,970
	115,809	115,246
Current liabilities
Notes payable	3,844	3,163
Current portion of long-term debt	146	421
Current portion of mandatorily redeemable preferred stock	100	100
Accounts payable	4,005	3,119
Overdraft payable	1,503	709
Income taxes payable	163	135
Deferred income taxes	(311)	----
Interest accrued	219	569
Customer deposits	419	410
Other	1,287	905
	11,375	9,531
Deferred credits and other liabilities
Net advances for construction	18,831	19,457
Postretirement benefit obligation	1,268	1,298
Deferred investment tax credits	858	873
Deferred income taxes	9,515	8,024
	30,472	29,652
Commitments and contingencies
Net contributions in aid of construction	29,448	28,643
	$187,104	$183,072
See notes to the consolidated financial statements.	======	======

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF INCOME
Unaudited
(In thousands, except share and per share amounts)
	For the Quarter
	Ended June 30,
	2003	2002
OPERATING REVENUES
Water sales	$9,094	$8,447
Other utility operating revenue	223	154
Non-utility revenue	136	43
	9,453	8,644

OPERATING EXPENSES
Utility operating expenses	4,724	4,761
Related party expenses	44	44
Non-utility operating expenses	51	82
Depreciation and amortization	889	808
State and federal income taxes	847	666
Property and other taxes	522	427
	7,077	6,788

OPERATING INCOME	2,376	1,856
Allowance for funds used during construction	69	159
Other income, net	2	5

INCOME BEFORE INTEREST CHARGES	2,447	2,020

INTEREST CHARGES	1,228	1,112

NET INCOME	1,219	908
PREFERRED DIVIDEND REQUIREMENT	2	10

NET INCOME APPLICABLE TO COMMON STOCK	$1,217	$898
	========	========

INCOME PER COMMON SHARE:
Basic	$0.31	$0.27*
	========	========
Diluted	$0.31	$0.26*
	========	========
CASH DIVIDEND PER COMMON SHARE	$0.1983	$0.1933*
	========	========
AVERAGE COMMON SHARES OUTSTANDING
Basic	3,875,502	3,343,659*
	========	========
Diluted	3,976,073	3,430,286*
	========	========
See notes to the consolidated financial statements.
*Restated for the stock split effective May 30, 2003.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF INCOME
Unaudited
(In thousands, except share and per share amounts)
	For the Six Months
	Ended June 30,
	2003	2002
OPERATING REVENUES
Water sales	$17,352	$16,018
Other utility operating revenue	400	311
Non-utility revenue	239	59
	17,991	16,388

OPERATING EXPENSES
Utility operating expenses	9,463	9,302
Related party expenses	87	88
Non-utility operating expenses	99	99
Depreciation and amortization	1,736	1,620
State and federal income taxes	1,346	1,038
Property and other taxes	1,019	872
	13,750	13,019

OPERATING INCOME	4,241	3,369
Allowance for funds used during construction	102	283
Other income, net	31	32

INCOME BEFORE INTEREST CHARGES	4,374	3,684

INTEREST CHARGES	2,383	2,228

NET INCOME	1,991	1,456
PREFERRED DIVIDEND REQUIREMENT AND
REDEMPTION PREMIUM	66	22

NET INCOME APPLICABLE TO COMMON STOCK	$1,925	$1,434
	========	========
INCOME PER COMMON SHARE:
Basic	$0.50	$0.45*
	========	========
Diluted	$0.49	$0.43*
	========	========
CASH DIVIDEND PER COMMON SHARE	$0.3968	$0.3866*
	========	========
AVERAGE COMMON SHARES OUTSTANDING
Basic	3,870,803	3,209,934*
	========	========
Diluted	3,963,936	3,297,308*
	========	========
See notes to the consolidated financial statements.
*Restated for the stock split effective May 30, 2003.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Unaudited
(In thousands)
	For the Six Months
	Ended June 30,
	2003	2002

Balance, beginning of period	$8,260	$7,026
Net income	1,991	1,456
	10,251	8,482
Less: Dividends	1,603	1,225
Common stock-Repurchase	83	52
Stock Split	1,300	-----

Balance, end of period	$7,265	$7,205
	=====	=====
See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited
(In thousands)
	For the Six Months
	Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$1,991	$1,456
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,733	1,620
Deferred income taxes, net	1,165	722
Allowance for funds used during construction	(102)	(283)
Changes in assets and liabilities:
Accounts receivable	141	343
Receivable, other	3,800	----
Unbilled operating revenue	(357)	(813)
Materials and supplies	(39)	(77)
Accrued state and federal income taxes	28	56
Prepaid property taxes	651	589
Prepaid expenses and other	(138)	(151)
Other deferred assets	(207)	7
Regulatory assets	7	123
Postretirement benefit obligation	(30)	(31)
Accounts payable	886	(130)
Interest accrued	(350)	(4)
Customer deposits and other, net	391	203

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,570	3,630

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC)	(9,721)	(12,202)
Investment in AquaStructure	-----	(73)
Proceeds from sale of assets	2	----

NET CASH USED IN INVESTING ACTIVITIES	(9,719)	(12,275)

CASH FLOW FROM FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit agreement	681	(6,438)
Overdraft payable	794	10
Net advances and contributions in aid of construction	469	1,035
Net proceeds from stock transactions	292	15,606
Dividends	(1,603)	(1,225)
Repayment of long-term debt	(292)	(624)
Retirement of preferred stock	(100)	(100)

NET CASH PROVIDED BY FINANCING ACTIVITIES	241	8,264

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	92	(381)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD	874	1,053

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$966	$672
	=====	=====
Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,708	$2,200
	=====	=====
Income taxes paid	$150	$140
	=====	=====
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

Our other water utility subsidiary, Artesian Water Pennsylvania, Inc., began operations in 2002, providing water service to a residential community, consisting of 41 homes, in Chester County. Our other two subsidiaries, neither of which is regulated, are Artesian Wastewater Management, Inc., which provides wastewater services in Delaware, and Artesian Development Corporation, whose sole activity has been ownership of an eleven-acre parcel of land.

Stock Compensation Plans

At June 30, 2003, the Company had three stock-based compensation plans. The Company applies APB Opinion No. 25 and related interpretations in accounting for compensation expense under its plans. Accordingly, the aggregate compensation cost that has been charged against income for the three plans was $18,900 and $19,200 for the three months ended June 30, 2003 and 2002, respectively and $18,700 and $21,600 for the six months ended June 30, 2003 and 2002, respectively. Had compensation cost for the Company's three plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income and net income per common share would have been reduced to the pro-forma amounts indicated below:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
In thousands, except per share data
Net income applicable to common stock
As reported	$1,217	$898	$1,925	$1,434
Add: compensation expense included in net income (net of tax)	11	12	11	13
Deduct: compensation expense using fair value based method (net of tax)	(49)	(29)	(73)	(31)
Pro-forma	$1,179	$881	$1,863	$1,416
Basic net income per common share
As reported	$.31	$.27	$.50	$.45
Pro-forma	$.30	$.26	$.48	$.44
Diluted net income per common share
As reported	$.31	$.26	$.49	$.43
Pro-forma	$.30	$.26	$.47	$.43

NOTE 2 - REGULATORY ASSETS

Certain expenses are recoverable through rates, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the Delaware Public Service Commission ("Delaware PSC"). Expenses related to rate proceedings are amortized on a straight-line basis over a period of two years. The postretirement benefit obligation, which is being amortized over 20 years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments. The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customers reverse. Regulatory assets at June 30, net of amortization, comprise:

	June 30, 2003	December 31, 2002
	(in thousands)	(in thousands)

Postretirement benefit obligation	$1,268	$1,298
Deferred income taxes recoverable in future rates	635	642
Expense of rate proceedings	527	497

	$2,430	$2,437
	=====	=====

NOTE 3 - RELATED PARTY TRANSACTIONS

The office building and shop complex utilized by Artesian Water are leased at an average annual rental of $173,000 from the former partners of White Clay Realty who now own the property jointly as tenants in common. Certain of Artesian Resources' officers and directors (Dian C. Taylor and John R. Eisenbrey, Jr.) are a tenant in common or the beneficiary of a tenant in common. The current rental of $173,000 is below market rates. In December of 2002, Artesian Water filed a condemnation action in the Delaware Superior Court, seeking to acquire title to the office and shop complex currently leased by Artesian Water, known as 664 Churchmans Road, Newark, Delaware (the "Property"). Artesian Water filed this action under its statutory power of eminent domain against the owner of the Property, White Clay Realty, a Delaware Limited Partnership, and each of the limited partners. The Superior Court ruled that since White Clay Realty has no general partner, the partnership is dissolved and all of the former partners own the Property jointly as tenants in common. A special committee of the Board of Directors of Artesian Resources, composed entirely of outside directors who have no ownership interest in the Property, made the determination to purchase the Property through the condemnation procedures. Under this procedure, if the acquisition of the Property is approved by the court, the fair market value of the Property will be determined by a panel of commissioners after an evidentiary hearing. Artesian Water's independent appraiser has valued the Property to be worth $3,800,000. In December 2002, Artesian Water issued a payment to the Prothonotary for the State of Delaware for $3,800,000. As the court has delayed payment until the matter is decided, the amount was refunded to Artesian in June 2003. Until a final determination of the condemnation, the parties have agreed that Artesian Water may continue to occupy the Property under the terms of the lease with a quarterly rental payment of $43,361. Pursuant to a deadline set by the Superior Court, the owners of the Property have submitted an independent appraisal that values the Property to be worth $4,800,000. If the parties are unable to agree on a purchase price, the condemnation case will proceed in the Superior Court.

Expenses associated with related party transactions are as follows:

	For the Quarter		For the Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)

White Clay Realty	$ 44	$ 44	$ 87	$ 88
	====	====	====	====

NOTE 4 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options. The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Quarter		For the Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Average common shares outstanding during
the period for Basic computation	3,876	3,344	3,871	3,210
Dilutive effect of employee stock options	100	86	93	87

Average common shares outstanding during
the period for Diluted computation	3,976	3,430	3,964	3,297
	====	====	====	====

Equity per common share was $13.37 and $12.99 at June 30, 2003 and 2002, respectively. These amounts were computed by dividing common stockholders' equity, excluding preferred stock, by the number of shares of common stock outstanding on June 30, 2003 and 2002, respectively.

NOTE 5 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting related to derivatives and hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. This statement has no applicability to Artesian Water Company, Inc.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003 and effective for other instruments beginning at the first interim period beginning after June 15, 2003. Our adoption of this statement will not have a material impact on our financial condition or results of operation.

NOTE 6 - RATE PROCEEDINGS

On April 2, 2002, Artesian Water filed a petition with the Delaware PSC seeking to raise rates for water service by 23.12% or $7.5 million. The Delaware PSC, on April 16, 2002, suspended the implementation of the proposed new rates pending further investigation and public evidentiary hearings. Pending these hearings and a final ruling by the Delaware PSC, Artesian Water, as is permitted by law, placed 7.71% of the proposed rates into effect under bond beginning June 1, 2002. Beginning December 3, 2002, Artesian Water placed an additional 3.69% of the proposed rates into effect. On April 15, 2003, the Delaware PSC issued PSC Order No. 6147 approving an increase in Artesian Water's revenue requirement of 9.68% effective May 1, 2003. These rates represent an increase in water consumption charges, customer charges, and fire hydrant ready-to-serve charges necessary to generate an increase in annual operating revenues of approximately $3.3 million. Since temporary rates were in excess of the final rate increase, in June 2003 we refunded approximately $201,000 plus interest to our customers. Since the Company had reserved revenue related to the second temporary increase of approximately $234,000, $33,000 was recorded to revenue.

Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge (DSIC). This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC process significantly reduces expenses when compared to those typically associated with general rate increase requests. We requested on May 30, 2003 and subsequently implemented a 0.39% overall surcharge for bills rendered subsequent to July 1, 2003. Through this charge, we expect to generate approximately $75,000 in revenues during 2003.

NOTE 7 - STOCK SPLIT

On April 30, 2003, the Company's Board of Directors approved a three for two stock split in the form of a stock dividend. The Company's Board of Directors also declared a cash dividend of $0.1983 (post-split basis) per share, the payment of which was based on the number of shares outstanding on May 12, 2003, prior to the May 30, 2003 effective date of the stock split. All share and per share information have been restated to retroactively show the effect of the stock split.
Weighted Average Shares Outstanding	For the Six Months Ended June 30,		For the Quarter Ended June 30,
	2003	2002	2003	2002

Basic	3,870,803	3,209,934	3,875,502	3,343,659

Diluted	3,963,936	3,297,308	3,976,073	3,430,286

ARTESIAN RESOURCES CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2003

RESULTS OF OPERATIONS

Overview

Strategic Direction

Our profitability is primarily attributable to the sale of water by Artesian Water, the amount of which is dependent on seasonal fluctuations in weather, particularly during the summer months when water demand may vary with rainfall and temperature.

While customer growth in our utility subsidiary will continue to be a major focus in 2003, we are aggressively seeking opportunities that produce revenue streams that are not as directly affected by weather. These opportunities include our wastewater management subsidiary's operation of a new spray irrigation wastewater treatment facility with a capacity of 2.5 million-gallons-per-day for the town of Middletown, Delaware, which began operations in the third quarter of 2002. In addition, we will continue to focus attention on expanding our contract operations opportunities with municipalities and private water providers in Delaware and surrounding areas.

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

Regulatory Matters and Inflation

As of June 30, 2003, we had approximately 69,000 metered customers and serviced a population of approximately 228,000, representing approximately 28% of Delaware's total population. The Delaware PSC regulates Artesian Water's rates charged for water service, the sale and issuance of our securities and other matters. We periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business. In Delaware, utilities are permitted to place rates into effect on a temporary basis pending completion of a rate increase proceeding. If such rates are found to be in excess of rates the PSC finds to be appropriate, the utility must refund the portion found in excess to customers with interest. Increases in the number of customers served by Artesian Water also contribute to increases in our operating revenues.

We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability. The cumulative effect of inflation results in significantly higher facility costs, compared to investments made 20 to 40 years ago, which must be recovered, from future cash flows.

Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge (DSIC). This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC process significantly reduces expenses when compared to those typically associated with general rate increase requests. We requested on May 30, 2003 and subsequently implemented a 0.39% overall surcharge for bills rendered subsequent to July 1, 2003. Through this charge, we expect to generate approximately $75,000 in revenues during 2003.

Operating Revenues

Revenues totaled $9.5 million and $18.0 million for the quarter and six months ended June 30, 2003, 9.4% and 9.8% above revenues for the quarter and six months ended June 30, 2002. Water sales revenues increased 7.7% for the quarter and 8.3% for the six months ended June 30, 2003 over the corresponding periods in 2002 due to customer growth and rate increases approved by the Delaware PSC. The remaining increase in operating revenues is primarily due to additional revenues generated by wastewater services. We realized 96.2% and 96.4% of our total revenue for the quarter and six months ended June 30, 2003 from the sale of water.

On April 2, 2002, Artesian Water filed a petition with the Delaware PSC seeking to raise rates for water service by 23.12% or $7.5 million. The Delaware PSC, on April 16, 2002, suspended the implementation of the proposed new rates pending further investigation and public evidentiary hearings. Pending these hearings and a final ruling by the Delaware PSC, Artesian Water, as is permitted by law, placed 7.71% of the proposed rates into effect under bond beginning June 1, 2002. Beginning December 3, 2002, Artesian Water placed an additional 3.69% of the proposed rates into effect. On April 15, 2003, the Delaware PSC issued PSC Order No. 6147 approving an increase in Artesian Water's revenue requirement of 9.68% effective May 1, 2003. These rates represent an increase in water consumption charges, customer charges, and fire hydrant ready-to-serve charges necessary to generate an increase in annual operating revenues of approximately $3.3 million. Since temporary rates were in excess of the final rate increase, in June 2003 we refunded approximately $201,000 plus interest to our customers. Since the Company had reserved revenue related to the second temporary increase of approximately $234,000, $33,000 was recorded to revenue.

In addition, Artesian Wastewater Management, our non-regulated subsidiary, provides wastewater management and operations service for two wastewater treatment plants in Delaware. These services provide us with another source of revenue and are outside of the regulatory environment. Non-utility Operating Revenue from wastewater services increased $93,000 and $180,000 for the quarter and six months ended June 30, 2003, over the same period last year. This increase reflects the start of operation services for the second plant during the summer of 2002.

Operating Expenses

Operating expenses, excluding depreciation and taxes, decreased $68,000, or 1.4%, to $4.7 million for the quarter ended June 30, 2003, and increased $160,000 for the six months ended June 30, 2003 compared to the same period a year ago. The decrease in operating expenses resulted primarily from a decrease during the quarter ended June 30, 2003 in consulting and temporary services of $78,000 and a decrease in rate case expenses of $56,000 due to the write-off of 2000 rate case expense upon the implementation of temporary rates related to the 2002 rate case in June 2002. Those decreases were partially offset by an increase in labor and benefits. The increase in operating expenses for the six months ended June 30, 2003 resulted primarily from an increase in payroll and related expense of $318,000, or 6.8%, principally due to increases in annual merit compensation, additional positions and an increase in employee benefit expense. The ratio of operating expense, excluding depreciation and taxes, to total revenue was 53.6% for the six months ended June 30, 2003, compared to 57.9% for the six months ended June 30, 2002. Purchased water expense will increase in the second half of the year as we fulfill our minimum take obligations.

Depreciation and amortization expense increased $81,000 and $116,000, or 10.0% and 7.2% over the quarter and six months ended June 30, 2002 due to increases in our utility plant in service. Income tax expense increased $181,000 and $308,000 due to increased profitability for the quarter and six months ended June 30, 2003 over the quarter and six months ended June 30, 2002.

Interest Charges

Interest charges increased $116,000 and $155,000, or 10.4% and 7.0%, over the quarter and six months ended June 30, 2002, primarily due to an increase in interest related to the $25 million Series P First Mortgage Bond issued on January 31, 2003. This bond issuance replaced the Series L 8.03% $10 million bond and paid down our line of credit.

Net Income

For the quarter and six months ended June 30, 2003, our net income applicable to common stock increased $319,000 and $491,000 compared to the same periods in 2002. The increase in net income was primarily due to rate increases authorized in 2002, continued customer growth and control of expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the six months ended June 30, 2003 were $9.6 million primarily from cash flow from operating activities. Cash flow from operating activities was primarily provided by our utility operations, and was impacted by the timeliness and adequacy of rate increases. It included the refund of $3.8 million by the Prothonotary for the State of Delaware until a final determination of the condemnation action for ownership of our office and shop complex is obtained.

A significant part of our ability to maintain and meet our financial objectives is to assure our investments in utility plant and equipment are recovered in the rates charged to customers. As such, from time to time we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment. On April 2, 2002, Artesian Water filed a petition with the Delaware PSC seeking to raise rates for water service and on April 15, 2003, the Delaware PSC issued PSC Order No. 6147 approving an increase in Artesian Water's revenue requirement of 9.68% effective May 1, 2003. These rates represent an increase in water consumption charges, customer charges, and fire hydrant ready-to-serve charges necessary to generate an increase in annual operating revenues of approximately $3.3 million.

At June 30, 2003, Artesian Water had lines of credit with three separate financial institutions totaling $35.0 million to meet its temporary cash requirements. These revolving credit facilities are unsecured. As of June 30, 2003, we had $31.1 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate plus 1.0% or, at our discretion, the bank's federal funds rate plus 1.0%. At June 30, 2003 our rate on these lines was 2.30%. All the facilities are reviewed annually by each bank for renewal. Our cash from operations and lines of credit are sufficient to meet our financial obligations for the next twelve months.

On February 21, 2003, Artesian Resources redeemed all 10,868 shares of our 7% Prior Preferred Stock. We incurred $54,000 in redemption premium costs associated with this buy-back.

CAUTIONARY STATEMENT

Statements in this Quarterly Report on Form 10-Q which express our "belief," "anticipation" or "expectation," as well as other statements which are not historical fact including statements regarding our customer growth, contract operations opportunities, investment plans in 2003, revenues from DSIC and a dependable supply of safe, high-quality water the initiation of temporary rates, our investment plans in 2002 and whether we will conduct a debt offeringare forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors, such as competitive market pressures, material changes in demand from larger customers, changes in weather, changes in government policies, changes in economic conditions, and other matters could cause results to differ materially from those in the forward-looking statements. The CompanyThe Company does not undertake to update any of the forwarding looking statements included in the Quarterly Report on Form 10-Q.

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

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Change in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On April 2, 2002, Artesian Water filed a petition with the Delaware PSC seeking to raise rates for water service by 23.12% or $7.5 million. The Delaware PSC, on April 16, 2002, suspended the implementation of the proposed new rates pending further investigation and public evidentiary hearings. Pending these hearings and a final ruling by the Delaware PSC, Artesian Water, as is permitted by law, placed 7.71% of the proposed rates into effect under bond beginning June 1, 2002. Beginning December 3, 2002, Artesian Water placed an additional 3.69% of the proposed rates into effect. On April 15, 2003, the Delaware PSC issued PSC Order No. 6147 approving an increase in Artesian Water's revenue requirement of 9.68% effective May 1, 2003. These rates represent an increase in water consumption charges, customer charges, and fire hydrant ready-to-serve charges necessary to generate an increase in annual operating revenues of approximately $3.3 million. Since temporary rates were in excess of the final rate increase, in June 2003 we refunded approximately $201,000 plus interest to our customers. Since the Company had reserved revenue related to the second temporary increase of approximately $234,000, $33,000 was recorded to revenue.

The office building and shop complex utilized by Artesian Water are leased at an average annual rental of $173,000 from the former partners of White Clay Realty who now own the property jointly as tenants in common. Certain of Artesian Resources' officers and directors (Dian C. Taylor and John R. Eisenbrey, Jr.) are a tenant in common or the beneficiary of a tenant in common. The current rental of $173,000 is below market rates. In December of 2002, Artesian Water filed a condemnation action in the Delaware Superior Court, seeking to acquire title to the office and shop complex currently leased by Artesian Water, known as 664 Churchmans Road, Newark, Delaware (the "Property"). Artesian Water filed this action under its statutory power of eminent domain against the owner of the Property, White Clay Realty, a Delaware Limited Partnership, and each of the limited partners. The Superior Court has ruled that since White Clay Realty has no general partner, the partnership is dissolved and all of the former partners own the Property jointly as tenants in common. A special committee of the Board of Directors of Artesian Resources, composed entirely of outside directors who have no ownership interest in the Property, made the determination to purchase the Property through the condemnation procedures. Under this procedure, if the acquisition of the Property is approved by the court, the fair market value of the Property will be determined by a panel of commissioners after an evidentiary hearing. Artesian Water's independent appraiser has valued the Property to be worth $3,800,000. In December 2002, Artesian Water issued a payment to the Prothonotary for the State of Delaware for $3,800,000. As the court has delayed payment until the matter is decided, the amount was refunded to Artesian in June 2003. Until a final determination of the condemnation, the parties have agreed that Artesian Water may continue to occupy the Property under the terms of the lease with a quarterly rental payment of $43,361. Pursuant to a deadline set by the Superior Court, the owners of the Property have submitted an independent appraisal that values the Property to be worth $4,800,000. If the parties are unable to agree on a purchase price, the condemnation case will proceed in the Superior Court.

There are no other material legal proceedings pending at this date.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its 2003 Annual Meeting of Stockholders on April 30, 2003.

(b) At the Annual Meeting, Mr. Kenneth R. Biederman was elected to serve a three year term and until his respective successor shall be elected and qualified or until his earlier resignation or removal. Only holders of record of the Company's Class B Common Stock were entitled to vote in respect to the election of directors. The following directors continued to serve as directors of the Company immediately after the Annual Meeting: Ms. Dian C. Taylor, Mr. Norman H. Taylor, Jr., Mr. John R. Eisenbrey, Jr. and Mr. William C. Wyer.

(c) The only matter voted upon at the Annual Meeting was the election of one director. The result of the vote tabulated at the meeting for the following director nominee is set forth as follows:
Name	Number of Votes For	Number of Votes Withheld

Kenneth R. Biederman	342,407	-

Directors are elected by a plurality of the votes cast; therefore, votes cast in the election could not be recorded against or as an abstention, nor could broker-non votes be recorded.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits

99.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

99.3	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.

99.4	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.

10.4	Amended and restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan.

(b)	Forms 8-K

1)
A current report on Form 8-K dated April 29, 2003 was filed with the Securities and Exchange Commission on April 30, 2003, reporting earnings for the quarterly period ended March 31, 2003.

2)
A current report on Form 8-K dated April 30, 2003 was filed with the Securities and Exchange Commission on May 1, 2003, reporting the announcement of a three for two stock split.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 31, 2003	/s/Dian C. Taylor
Dian C. Taylor
Chair of the Board, Chief Executive
Officer and President

July 31, 2003

/s/David B. Spacht

David B. Spacht

Vice President, Chief Financial Officer and

Treasurer

INDEX TO EXHIBITS

Exhibit Number

Description

99.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley

Act of 2002.

99.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley

Act of 2002.

99.3

Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley

Act of 2002.

99.4

Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley

Act of 2002.

10.4

Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock

Option Plan.

Exhibit 99.1

CERTIFICATION

I, Dian C. Taylor, Chair of the Board, Chief Executive Officer and President of Artesian Resources Corporation certify that:

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

3.        Based on my knowledge, the financial statements, and other financial information included in this report,

           fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.        The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure            controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and            have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared,

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures,

as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.        The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal            control over financial reporting, to the registrant's auditors and the Audit Committee of the registrant's Board            of Directors (or persons fulfilling the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

July 31, 2003

/s/Dian C. Taylor

Dian C. Taylor

Chair of the Board, Chief Executive

Officer and President

Exhibit 99.2

CERTIFICATION

I, David B. Spacht, Vice President, Chief Financial Officer and Treasurer of Artesian Resources Corporation certify that:

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

3.        Based on my knowledge, the financial statements, and other financial information included in this report,

           fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.        The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure            controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and            have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared,

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures,

as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.        The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal            control over financial reporting, to the registrant's auditors and the Audit Committee of the registrant's Board            of Directors (or persons fulfilling the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

July 31, 2003

/s/ David B. Spacht

David B. Spacht

Vice President, Chief Financial Officer and

Treasurer

Exhibit 99.3

In connection with the Quarterly Report on Form 10-Q for the periods ended June 30, 2003 of Artesian Resources Corporation (the "Company") as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dian C. Taylor, Chair of the Board, Chief Executive Officer and President of Artesian Resources, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities

Exchange Act of 1934 (15 U.S.C. section 78m(a) or section 78o(d)); and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Artesian Resources.

July 31, 2003

/s/Dian C. Taylor

Dian C. Taylor

Chair of the Board, Chief Executive

Officer and President

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Artesian Resources Corporation and will be retained by Artesian Resources Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 99.4

In connection with the Quarterly Report on Form 10-Q for the periods ended June 30, 2003 of Artesian Resources Corporation (the "Company") as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David B. Spacht, Vice President, Chief Financial Officer and Treasurer of Artesian Resources, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities

Exchange Act of 1934 (15 U.S.C. section 78m(a) or section 78o(d)); and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Artesian Resources.

July 31, 2003

/s/David B. Spacht

David B. Spacht

Vice President, Chief Financial Officer

and Treasurer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Artesian Resources Corporation and will be retained by Artesian Resources Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 10.4

 Amended and Restated
ARTESIAN RESOURCES CORPORATION
1992 NON-QUALIFIED STOCK OPTION PLAN

1.

Purpose.  The purpose of this Plan is to provide an opportunity for selected Artesian Resources Corporation ("Artesian Resources") Directors, Officers (as defined in Rule 16a-1 promulgated under the Securities Exchange Act 1934) and other key personnel to develop or increase their proprietary interest in the long-term growth and prosperity of Artesian Resources through stock ownership; and to aid Artesian Resources in attracting, retaining and motivating employees, Officers and Directors of outstanding abilities

2.

Administration.  The Plan shall be administered by a Stock Option Committee ("Committee") consisting of not less than three members who shall be appointed annually by the Board of Directors of Artesian Resources.  Any Committee Member may be removed by a majority vote of the Board.  Subject to the provisions hereof, the Committee shall determine which persons shall be granted options under this Plan, the number of shares subject to each option, and the price of such shares at the time each option is granted.  The Committee shall be vested with full authority to make, administer, and interpret such rules and regulations as it deems necessary to administer the Plan, and any determination, decision or action of the Committee in connection with the construction, interpretation, administration, or application of the Plan shall be final, conclusive and binding upon all Participants under the Plan and any and all persons claiming under or through any such Participant.  The provisions of Section 5(b) are intended to operate automatically and not require administration.  However, to the extent that administrative determinations are required, the provisions of Section 5(b) shall be made by the members of the Board who are not eligible to receive grants under Section 5(b), but in no event shall such determinations affect the eligibility of optionees, the determination of the exercise price, the timing of the grants or the number of shares subject to Stock Options granted hereunder or otherwise cause the Plan, insofar as it relates to non-employee Directors, to fail to satisfy the conditions of Rule 16b-3(c)(ii) under the Exchange Act.

3.

Deleted by Amendment 1996-1.

4.

Stock.

(a)

The shares to be sold under this Plan shall be shares of Artesian Resources Class A Non-voting Common Stock, $1.00 par value per share, and may be either authorized and unissued or held in the treasury of Artesian Resources.  The maximum number of shares that shall be made available for options under this Plan shall be 250,000 shares, subject to adjustment upon changes in capitalization of Artesian Resources as provided in Paragraph 10.  The maximum aggregate number of shares of Class A Non-voting Common Stock that shall be subject to options under the Plan to any single individual during the term of the Plan shall be 50% of the aggregate number of shares specified in the preceding sentence.

(b)

None of the rights or privileges of a shareholder of Artesian Resources Corporation shall exist with respect to shares purchased under this Plan unless and until such shares shall have been issued and delivered.

(c)

Shares to be delivered will be registered in the name of the Participant, or, if so directed by written notice to Artesian Resources at the time of option exercise, in the names of the Participant and one other such person as he may designate, as joint tenants with rights of survivorship, to the extent permitted by applicable law.

(d)

The maximum number of shares which may be granted, other than Directors and Officers, shall be 1,000 shares per grant request.

5.

Award of Options.

(a)

Each Participant, other than an Officer or Director, shall be awarded an option to purchase such number of shares of the Class A Non-voting Common Stock of Artesian Resources as the Committee shall determine.  The term of such option shall not exceed one year from the date of the grant.

(b)

Any Director or Officer that participates in the Plan, in accordance with the limitation in Paragraph 3, shall be awarded a grant of 3,000 shares.  The term of such option shall be ten years from the date of the grant.  Notwithstanding any other provision of the Plan, this Section 5(b) may not be amended more than once every six months, other than to comport with changes in the Code, ERISA or the rules thereunder.

6.

Price.

(a)

For all Participants other than Directors and Officers, the option price shall be determined by the Committee on the date of the grant, but in no event shall be less that 85% of the fair market value on the date of the grant.  For purposes of this paragraph, the fair market value shall be the mean between the highest and the lowest quoted selling price of the stock on the date of the grant, or in the event that there are not sales, the fair market value shall be the mean between the quoted bid and asked price on that date.

(b)

The option price for Directors and Officers shall be 90% of the fair market value (fair market value having the same meaning as stated above) on the date of the grant.

7.

Exercise of Option.  Each option granted under this Plan shall not be exercisable unless and until the Participant to whom such option has been granted has completed six (6) months of service to Artesian Resources after the date on which the option was granted and the Participant shall have at least one (1) year of service to Artesian Resources.  Participants may elect to have the option price withheld through payroll deductions and may, at any time, discontinue or reduce those withholdings upon written request, and may receive a cash payment equal to accumulated deductions.

8.

Conditions.

(a)

At the time of the exercise of any option or portion thereof, the Participant shall represent to Artesian Resources, in writing, that at the time of the exercise, it is his then intention to acquire the stock for investment and not with a view of distributing the stock.  No share shall be issued to such Participant unless and until Artesian Resources is satisfied with the correctness of such representation.

(b)

No option granted under the Plan shall be transferable otherwise than by will or the laws of descent and distribution, and each option may be exercised, during the lifetime of the Participant, only by him.

(c)

The Committee may require that, as a condition of the option grant, the Participant agree to be bound by the covenant not to compete and/or a confidentiality agreement with Artesian Resources containing such terms as the Committee and/or Board shall deem advisable.

9.

Effect of Termination of Employment or Death.

(a)

This Plan is exempt from provisions under "ERISA." If the employment of a Participant terminates (or in the case of a Director, he ceases to be a Director), otherwise than by death or retirement, all his rights under the option shall lapse.  Nothing in the Plan or in any option granted under it shall confer any right to continue in the employ of Artesian Resources or interfere in any way with the right of Artesian Resources to terminate any employment at any time.

(b)

In the event that the Participant shall retire on or after attaining normal retirement age or shall retire at any time with the consent of Artesian Resources, the option may be exercised within three months after such retirement, but only with respect to the number of shares that he was entitled to purchase on the date of his retirement.

(c)

In the event of the death of a Participant, the option theretofore granted to him may be exercised by the person or persons to whom his rights under the option shall pass by will or by the laws of descent and distribution, at a time within nine months after the death, but only with respect to the number of shares such Participant was entitled to purchase at the date of his death.

10.

Changes in Capitalization.  If there is any change in the number or kind of shares of Class A Non-voting Common Stock outstanding (i) by reason of a stock dividend, spin-off, recapitalization, stock split or combination or exchange of shares, (ii) by reason of a merger, reorganization or consolidation, (iii) by reason of a reclassification or change in par value, or (iv) by reason of any other extraordinary or unusual event affecting the outstanding Class A Non-voting Common Stock as a class without Artesian Resources' receipt of consideration, or if the value of outstanding shares of Class A Non-voting Common Stock is substantially reduced as a result of a spin-off or Artesian Resources' payment of an extraordinary dividend or distribution, the maximum number of shares of Class A Non-voting Common Stock available for grants, the maximum number of shares of Class A Non-voting Common Stock that any individual participating in the Plan may be granted in any year, the number of shares covered by outstanding grants, the kind of shares issued under the Plan, and the price per share of such grants shall be appropriately adjusted to reflect any increase or decrease in the number of, or change in the kind or value of, issued shares of Class A Non-voting Common Stock to preclude, to the extent practicable, the enlargement or dilution of rights and benefits under such grants; provided, however, that any fractional shares resulting from such adjustment shall be eliminated.

11.

Governmental Regulations.  Artesian Resources' obligation to sell and deliver Artesian Resources Corporation stock under this Plan is subject to the approval of any governmental authority in connection with the authorization, issuance or sale of such stock.

12.

Amendment or Termination.  The Board of Directors of Artesian Resources may at any time terminate or amend the Plan provided that Paragraph 5(b) shall not be amended more than once every six (6) months, other than to comport with changes in the Internal Revenue code, ERISA or the rules thereunder.  No such termination shall affect options previously granted, nor may an amendment make any change in any option theretofore granted which would adversely affect the rights of any Participant.