Form 10-Q
period 2003-09-30
ARTESIAN RESOURCES CORP
filed 2003-10-30
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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
[x]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.
[ ]	Yes	[x]	No

As of September 30, 2003, 3,298,632 shares of Class A Non-Voting Common Stock and 587,680 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
INDEX TO FORM 10-Q

Part I	-	Financial Information:

Item 1	-	Financial Statements	Page(s)

		Consolidated Balance Sheet
		September 30, 2003 and December 31, 2002	3

		Consolidated Statement of Income for the quarters ended	4
		September 30, 2003 and 2002

		Consolidated Statement of Income for
		the nine months ended September 30, 2003 and 2002	5

		Consolidated Statement of Retained Earnings
		for the nine months ended September 30, 2003 and 2002	6

		Consolidated Statement of Cash Flows for the
		nine months ended September 30, 2003 and 2002	6- 7

		Notes to the Consolidated Financial Statements	8-12

Item 2	-	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	13-16

Item 3	-	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4	-	Controls and Procedures	16

Part II	-	Other Information:

Item 1	-	Legal Proceedings	16-17

Item 2	-	Exhibits and Reports on Form 8-K	17

Signatures			18

Index to Exhibits			19

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
ARTESIAN RESOURCES CORPORATION CONSOLIDATED BALANCE SHEET (In thousands)
	(unaudited)
	September 30, 2003	December 31, 2002
ASSETS
Utility plant, at original cost less accumulated depreciation	$178,756	$167,338
Current assets
Cash and cash equivalents	1,615	874
Accounts receivable, net	3,423	2,743
Receivable, other	-----	3,800
Unbilled operating revenues	2,890	2,718
Materials and supplies-at cost on FIFO basis	792	712
Prepaid property taxes	1,067	651
Prepaid expenses and other	1,815	422
	11,602	11,920
Other assets
Non-utility property (less accumulated depreciation 2003-$74; 2002-$76)	334	308
Other deferred assets	1,268	1,069
	1,602	1,377
Regulatory assets, net	2,303	2,437
	$194,263	$183,072
	======	======
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$3,886	$2,575
Additional paid-in capital	40,861	40,341
Retained earnings	7,547	8,260
Total stockholders' equity	52,294	51,176
Preferred stock-mandatorily redeemable,
net of current portion	-----	100
Long-term debt, net of current portion	64,615	63,970
	116,909	115,246
Current liabilities
Notes payable	6,715	3,163
Current portion of long-term debt	188	421
Current portion of mandatorily redeemable preferred stock	100	100
Accounts payable	3,873	3,119
Overdraft payable	2,538	709
Income taxes payable	----	135
Deferred income taxes	355	----
Interest accrued	179	569
Customer deposits	417	410
Other	1,029	905
	15,394	9,531
Deferred credits and other liabilities
Net advances for construction	18,838	19,457
Postretirement benefit obligation	1,251	1,298
Deferred investment tax credits	851	873
Deferred income taxes	11,198	8,024
	32,138	29,652
Commitments and contingencies
Net contributions in aid of construction	29,822	28,643
	$194,263	$183,072
See notes to the consolidated financial statements.	=======	======

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF INCOME
Unaudited
(In thousands, except share and per share amounts)
	For the Quarter
	Ended September 30,
	2003	2002
OPERATING REVENUES
Water sales	$9,021	$9,197
Other utility operating revenue	164	171
Non-utility revenue	42	92
	9,227	9,460

OPERATING EXPENSES
Utility operating expenses	4,830	4,503
Related party expenses	43	44
Non-utility operating expenses	63	(39)
Depreciation and amortization	904	884
State and federal income taxes	653	1,015
Property and other taxes	529	502
	7,022	6,909

OPERATING INCOME	2,205	2,551
Allowance for funds used during construction	67	83
Other income, net	10	(17)

INCOME BEFORE INTEREST CHARGES	2,282	2,617

INTEREST CHARGES	1,227	1,089

NET INCOME	1,055	1,528
PREFERRED DIVIDEND REQUIREMENT	3	10

NET INCOME APPLICABLE TO COMMON STOCK	$1,052	$1,518
	=======	========

NET INCOME PER COMMON SHARE:
Basic	$0.27	$0.39*
	=======	========
Diluted	$0.26	$0.39*
	=======	========
CASH DIVIDEND PER COMMON SHARE	$0.1984	$0.1933*
	=======	========
AVERAGE COMMON SHARES OUTSTANDING:
Basic	3,884,515	3,853,547*
	=======	========
Diluted	3,984,823	3,927,842*
	=======	========
See notes to the consolidated financial statements.
*Restated for the stock split effective May 30, 2003.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF INCOME
Unaudited
(In thousands, except share and per share amounts)
	For the Nine Months
	Ended September 30,
	2003	2002
OPERATING REVENUES
Water sales	$26,373	$25,215
Other utility operating revenue	564	482
Non-utility revenue	281	151
	27,218	25,848

OPERATING EXPENSES
Utility operating expenses	14,294	13,805
Related party expenses	130	132
Non-utility operating expenses	161	60
Depreciation and amortization	2,640	2,504
State and federal income taxes	1,999	2,053
Property and other taxes	1,548	1,374
	20,772	19,928

OPERATING INCOME	6,446	5,920
Allowance for funds used during construction	169	366
Other income, net	41	15

INCOME BEFORE INTEREST CHARGES	6,656	6,301

INTEREST CHARGES	3,610	3,317

NET INCOME	3,046	2,984
PREFERRED DIVIDEND REQUIREMENT AND
REDEMPTION PREMIUM	69	32

NET INCOME APPLICABLE TO COMMON STOCK	$2,977	$2,952
	=======	========
NET INCOME PER COMMON SHARE:
Basic	$0.77	$0.86*
	========	========
Diluted	$0.75	$0.84*
	========	========
CASH DIVIDEND PER COMMON SHARE	$0.5950	$0.5799*
	========	========
AVERAGE COMMON SHARES OUTSTANDING:
Basic	3,875,386	3,424,904*
	========	========
Diluted	3,978,541	3,505,974*
	========	========
See notes to the consolidated financial statements.
*Restated for the stock split effective May 30, 2003.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Unaudited
(In thousands)
	For the Nine Months
	Ended September 30,
	2003	2002

Balance, beginning of period	$8,260	$7,026
Net income	3,046	2,984
	11,306	10,010
Less: Dividends	2,376	1,979
Common stock-Repurchase	83	128
Stock Split	1,300	----
Balance, end of period	$7,547	$7,902
	=======	=======
See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited
(In thousands)
	For the Nine Months
	Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$3,046	$2,984
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,640	2,389
Deferred income taxes, net	3,507	1,611
Allowance for funds used during construction	(169)	(366)
Changes in assets and liabilities:
Accounts receivable	(680)	(244)
Receivable, other	3,800	----
Unbilled operating revenue	(172)	(633)
Materials and supplies	(80)	(74)
Accrued state and federal income taxes	(135)	(121)
Prepaid property taxes	(415)	(385)
Prepaid expenses and other	(1,393)	(215)
Other deferred assets	(198)	99
Regulatory assets	134	45
Postretirement benefit obligation	(47)	(45)
Accounts payable	754	(1,355)
Interest accrued	(391)	(230)
Customer deposits and other, net	132	(267)

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,333	3,193

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC)	(14,352)	(15,626)
Investment in AquaStructure	-----	(33)
Proceeds from sale of assets	2	-----

NET CASH USED IN INVESTING ACTIVITIES	(14,350)	(15,659)

CASH FLOW FROM FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit agreement	3,551	(2,690)
Overdraft payable	1,829	1,015
Net advances and contributions in aid of construction	995	1,336
Net proceeds from stock transactions	448	15,495
Dividends	(2,376)	(1,979)
Repayment of long-term debt	(233)	(972)
Proceeds from issuance of long-term debt	644	-----
Retirement of preferred stock	(100)	(100)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,758	12,105

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	741	(361)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD	874	1,053

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,615	$692
	=====	=====
Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,963	$3,500
	=====	=====
Income taxes paid	$150	$440
	=====	=====
See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Artesian Resources Corporation ("Artesian Resources" or the "Company") is a non-operating holding company, whose income is derived from the earnings of our four wholly owned subsidiary companies and our one-third interest in AquaStructure Delaware, L.L.C., a Limited Liability Corporation whose primary activity is marketing wastewater services. Artesian Water Company, Inc. ("Artesian Water"), our principal subsidiary, is the oldest and largest public water utility in the State of Delaware and has been providing water service within the state since 1905. We distribute and sell water to residential, commercial, industrial, governmental, municipal and utility customers throughout Delaware. In addition, we provide services to other water utilities, including operations and billing functions, and have contract operation agreements with thirteen private and municipal water providers.

Our other water utility subsidiary, Artesian Water Pennsylvania, Inc., began operations in 2002, providing water service to a residential community, consisting of 41 homes, in Chester County. Our other two subsidiaries, neither of which is regulated, are Artesian Wastewater Management, Inc. ("Artesian Wastewater"), which provides wastewater services in Delaware, and Artesian Development Corporation, whose sole activity has been ownership of an eleven-acre parcel of land.

Stock Compensation Plans

At September 30, 2003, the Company had three stock-based compensation plans. The Company applies APB Opinion No. 25 and related interpretations in accounting for compensation expense under its plans. Accordingly, the aggregate compensation cost that has been charged against income for the three plans was $28,400 and $46,100 for the three months ended September 30, 2003 and 2002, respectively, and $47,100 and $67,700 for the nine months ended September 30, 2003 and 2002, respectively. Had compensation cost for the Company's three plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income and net income per common share would have been reduced to the pro-forma amounts indicated below:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002
In thousands, except per share data
Net income applicable to common stock
As reported	$1,052	$1,518	$2,977	$2,952
Add: compensation expense included in net income (net of tax)	17	28	28	41
Deduct: compensation expense using fair value based method (net of tax)	(73)	(78)	(146)	(109)
Pro-forma	$996	$1,468	$2,859	$2,884
Basic net income per common share
As reported	$0.27	$0.39	$0.77	$0.86
Pro-forma	$0.26	$0.38	$0.74	$0.84
Diluted net income per common share
As reported	$0.26	$0.39	$0.75	$0.84
Pro-forma	$0.25	$0.37	$0.72	$0.82

NOTE 2 - REGULATORY ASSETS

Certain expenses are recoverable through rates, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the Delaware Public Service Commission ("Delaware PSC"). Expenses related to rate proceedings are amortized on a straight-line basis over a period of two years. The postretirement benefit obligation, which is being amortized over 20 years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments. The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customers reverse. Regulatory assets net of amortization, comprise:

	September 30, 2003	December 31, 2002
	(in thousands)	(in thousands)

Postretirement benefit obligation	$1,251	$1,298
Deferred income taxes recoverable in future rates	631	642
Expense of rate proceedings	421	497

	$2,303	$2,437
	=====	=====

NOTE 3 - RELATED PARTY TRANSACTIONS

The office building and shop complex utilized by Artesian Water were leased at an average annual rental of $173,000 from the former partners of White Clay Realty who now own the property jointly as tenants in common. Dian C. Taylor, Chair and Chief Executive Officer of Artesian Resources, is a tenant in common and John R. Eisenbrey, Jr., a director of Artesian Resources, is a beneficiary of a tenant in common. The rental of $173,000 is below market rates. In December 2002, Artesian Water filed a condemnation action in the Delaware Superior Court, seeking to acquire title to the office and shop complex leased by Artesian Water, known as 664 Churchmans Road, Newark, Delaware (the "Property"). Artesian Water filed this action under its statutory power of eminent domain against the owner of the Property, White Clay Realty, a Delaware Limited Partnership, and each of the limited partners. The Superior Court ruled that since White Clay Realty had no general partner, the partnership is dissolved and all of the former partners own the Property jointly as tenants in common. A special committee of the Board of Directors of Artesian Resources, composed entirely of outside directors who have no ownership interest in the Property, made the determination to purchase the Property through the condemnation procedures. Under this procedure, if the acquisition of the Property is approved by the court, the fair market value of the Property will be determined by a panel of commissioners after an evidentiary hearing. Artesian Water's independent appraiser valued the Property to be worth $3,800,000. In December 2002, Artesian Water issued a payment to the Prothonotary for the State of Delaware for $3,800,000. As the court delayed payment until the matter is decided, the amount was refunded to Artesian Water in June 2003. Until a final determination of the condemnation, the parties agreed that Artesian Water may continue to occupy the Property under the terms of the lease with a quarterly rental payment of $43,361. Pursuant to a deadline set by the Superior Court, the owners of the Property submitted an independent appraisal that values the Property to be worth $4,800,000. The condemnation case was scheduled for trial on October 20, 2003, wherein the fair market value of the Property would be determined by a panel of three Commissioners after an evidentiary hearing. Prior to the commencement of the trial all parties agreed to settle the case for a purchase price of $4,500,000 to be paid by Artesian Water. The decision to settle on the part of Artesian Water was made by the Special Committee of independent directors and with the recommendation of special counsel to the Special Committee. The settlement was approved by order of the Superior Court on October 20, 2003. The Court also approved applications of two of the tenants in common (neither of whom is an officer or director of Artesian) for their expenses, totaling $50,000, to be paid by Artesian Water, to which applications Artesian Water did not object.

Expenses associated with related party transactions were as follows:
	For the Quarter Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002
	(in thousands)		(in thousands)

White Clay Realty	$43	$44	$130	$132
	====	====	====	====

NOTE 4 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options. The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002
	(in thousands)		(in thousands)
Average common shares outstanding during
the period for Basic computation	3,885	3,854	3,875	3,425
Dilutive effect of employee stock options	100	74	104	81

Average common shares outstanding during
the period for Diluted computation	3,985	3,928	3,979	3,506
	====	====	====	====

Equity per common share was $13.46 and $13.14 at September 30, 2003 and 2002, respectively. These amounts were computed by dividing common stockholders' equity, excluding preferred stock, by the number of shares of common stock outstanding on September 30, 2003 and 2002, respectively.

NOTE 5 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting related to derivatives and hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. The adoption of this statement did not have a material impact on the financial condition or results of operation of Artesian Resources Corporation.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003 and effective for other instruments beginning at the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the financial condition or results of operation of Artesian Resources Corporation.

NOTE 6 - RATE PROCEEDINGS

On April 2, 2002, Artesian Water filed a petition with the Delaware PSC seeking to raise rates for water service by 23.12% or $7.5 million. The Delaware PSC, on April 16, 2002, suspended the implementation of the proposed new rates pending further investigation and public evidentiary hearings. Pending these hearings and a final ruling by the Delaware PSC, Artesian Water, as is permitted by law, placed 7.71% of the proposed rates into effect under bond beginning June 1, 2002. Beginning December 3, 2002, Artesian Water placed an additional 3.69% of the proposed rates into effect. On April 15, 2003, the Delaware PSC issued PSC Order No. 6147 approving an increase in Artesian Water's revenue requirement of 9.68% effective May 1, 2003. These rates represent an increase in water consumption charges, customer charges, and fire hydrant ready-to-serve charges necessary to generate an increase in annual operating revenues of approximately $3.3 million. Since temporary rates were in excess of the final rate increase, in June 2003 we refunded approximately $201,000 plus interest to our customers. Since Artesian Water had reserved revenue related to the second temporary increase of $234,000, an additional $33,000 was recorded to revenue for the second quarter.

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

NOTE 7 - STOCK SPLIT

On April 30, 2003, the Company's Board of Directors approved a three for two stock split in the form of a stock dividend. The Company's Board of Directors also declared a cash dividend of $0.1983 (post-split) per share, the payment of which was based on the number of shares outstanding on May 12, 2003, prior to the May 30, 2003 effective date of the stock split. All share and per share information have been restated to retroactively show the effect of the stock split.
Weighted Average Shares Outstanding	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Basic	3,884,515	3,853,547	3,875,386	3,424,904

Diluted	3,984,823	3,927,842	3,978,541	3,505,974

NOTE 8 - SUBSEQUENT EVENT

The office building and shop complex utilized by Artesian Water were leased at an average annual rental of $173,000 from the former partners of White Clay Realty who now own the property jointly as tenants in common. Dian C. Taylor, Chair and Chief Executive Officer of Artesian Resources, is a tenant in common and John R. Eisenbrey, Jr., a director of Artesian Resources, is a beneficiary of a tenant in common. The rental of $173,000 is below market rates. In December 2002, Artesian Water filed a condemnation action in the Delaware Superior Court, seeking to acquire title to the office and shop complex leased by Artesian Water, known as 664 Churchmans Road, Newark, Delaware (the "Property"). Artesian Water filed this action under its statutory power of eminent domain against the owner of the Property, White Clay Realty, a Delaware Limited Partnership, and each of the limited partners. The Superior Court ruled that since White Clay Realty had no general partner, the partnership is dissolved and all of the former partners own the Property jointly as tenants in common. A special committee of the Board of Directors of Artesian Resources, composed entirely of outside directors who have no ownership interest in the Property, made the determination to purchase the Property through the condemnation procedures. Under this procedure, if the acquisition of the Property is approved by the court, the fair market value of the Property will be determined by a panel of commissioners after an evidentiary hearing. Artesian Water's independent appraiser valued the Property to be worth $3,800,000. In December 2002, Artesian Water issued a payment to the Prothonotary for the State of Delaware for $3,800,000. As the court delayed payment until the matter is decided, the amount was refunded to Artesian Water in June 2003. Until a final determination of the condemnation, the parties agreed that Artesian Water may continue to occupy the Property under the terms of the lease with a quarterly rental payment of $43,361. Pursuant to a deadline set by the Superior Court, the owners of the Property submitted an independent appraisal that values the Property to be worth $4,800,000. The condemnation case was scheduled for trial on October 20, 2003, wherein the fair market value of the Property would be determined by a panel of three Commissioners after an evidentiary hearing. Prior to the commencement of the trial all parties agreed to settle the case for a purchase price of $4,500,000 to be paid by Artesian Water. The decision to settle on the part of Artesian Water was made by the Special Committee of independent directors and with the recommendation of special counsel to the Special Committee. The settlement was approved by order of the Superior Court on October 20, 2003. The Court also approved applications of two of the tenants in common (neither of whom is an officer or director of Artesian) for their expenses, totaling $50,000, to be paid by Artesian Water, to which applications Artesian Water did not object.

ARTESIAN RESOURCES CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2003

RESULTS OF OPERATIONS

Overview

Strategic Direction

Our profitability is primarily attributable to the sale of water by Artesian Water, the amount of which is dependent on seasonal fluctuations in weather, particularly during the summer months when water demand may vary with rainfall and temperature.

While customer growth in our utility subsidiaries will continue to be a major focus in 2003, we are aggressively seeking opportunities that produce revenue streams that are not as directly affected by weather. These opportunities include our wastewater management subsidiary's operation of a new spray irrigation wastewater treatment facility with a capacity of 2.5 million-gallons-per-day for the town of Middletown, Delaware, which began operations in the third quarter of 2002. In addition, we will continue to focus attention on expanding our contract operations opportunities with municipalities and private water providers in Delaware and surrounding areas.

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

Regulatory Matters and Inflation

As of September 30, 2003, we had approximately 69,000 metered customers and serviced a population of approximately 230,000, representing approximately 29% of Delaware's total population. The Delaware PSC regulates Artesian Water's rates charged for water service, the sale and issuance of our securities and other matters. We periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business. In Delaware, utilities are permitted by law to place rates into effect, under bond, on a temporary basis pending completion of a rate increase proceeding. If such rates are found to be in excess of rates the PSC finds to be appropriate, the utility must refund the portion found in excess to customers with interest. Increases in the number of customers served by Artesian Water also contribute to increases in our operating revenues.

We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability. The cumulative effect of inflation results in significantly higher facility costs compared to investments made 20 to 40 years ago, which must be recovered from future cash flows.

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

Operating Revenues

Revenues totaled $9.2 million and $27.2 million for the quarter and nine months ended September 30, 2003, 2.5% below and 5.3% above revenues for the quarter and nine months ended September 30, 2002, respectively. Water sales revenues decreased 1.9% for the quarter and increased 4.6% for the nine months ended September 30, 2003 over the corresponding periods in 2002. Despite customer growth and rate increases approved by the Delaware PSC, revenues for the nine months ended September 30, 2003 were negatively impacted by a decrease in water consumption due to a wet and cool summer. The remaining increase in operating revenues for the nine months ended September 30, 2003 is primarily due to additional revenues generated by wastewater services. We realized 97.8% and 96.9% of our total revenue for the quarter and nine months ended September 30, 2003, respectively, from the sale of water.

On April 2, 2002, Artesian Water filed a petition with the Delaware PSC seeking to raise rates for water service by 23.12% or $7.5 million. The Delaware PSC, on April 16, 2002, suspended the implementation of the proposed new rates pending further investigation and public evidentiary hearings. Pending these hearings and a final ruling by the Delaware PSC, Artesian Water, as is permitted by law, placed 7.71% of the proposed rates into effect under bond beginning June 1, 2002. Beginning December 3, 2002, Artesian Water placed an additional 3.69% of the proposed rates into effect. On April 15, 2003, the Delaware PSC issued PSC Order No. 6147 approving an increase in Artesian Water's revenue requirement of 9.68% effective May 1, 2003. These rates represent an increase in water consumption charges, customer charges, and fire hydrant ready-to-serve charges necessary to generate an increase in annual operating revenues of approximately $3.3 million. Since temporary rates were in excess of the final rate increase, in June 2003 we refunded approximately $201,000 plus interest to our customers. Since Artesian Water had reserved revenue related to the second temporary increase of $234,000, an additional $33,000 was recorded to revenue.

In addition, Artesian Wastewater, our non-regulated subsidiary, provides wastewater management and operations service for two wastewater treatment plants in Delaware. These services provide us with another source of revenue and are outside of the regulatory environment. Non-utility Operating Revenue from wastewater services decreased $50,000 for the quarter and increased $130,000 for the nine months ended September 30, 2003, over the same period last year. The decrease for the quarter ended September 30, 2003 reflects an adjustment to profit sharing revenues with Artesian Wastewater's partners, recorded in August 2003 and the increase for the nine months ended September 30, 2003 reflects the start of operation services for the second plant during the summer of 2002.

Operating Expenses

Operating expenses, excluding depreciation and taxes, increased $428,000, or 9.5%, to $4.9 million for the quarter ended September 30, 2003, and increased $588,000 for the nine months ended September 30, 2003 compared to the same period a year ago. The increase in operating expenses resulted primarily from an increase in payroll and related expense of $346,000, or 4.8%, principally due to increases in annual merit compensation, additional positions and an increase in employee benefit expense. An increase in purchased water expense of $175,000, or 8.0%, is a result of increases in our contractual obligations over the same period a year ago, when the required minimum takes were waived by our largest supplier due to the drought of 2002 and a rate increase placed in effect January 1, 2003 by Chester Water Authority. These increases were partially offset by a decrease in consulting and temporary services of $200,000. The ratio of operating expense, excluding depreciation and taxes, to total revenue was 53.6% for the nine months ended September 30, 2003, compared to 54.1% for the nine months ended September 30, 2002. Purchased water expense will continue to increase in the fourth quarter as we fulfill our minimum take obligations. It is anticipated that by the end of 2003, purchased water expense will be approximately $485,000 higher than it was at the end of 2002.

Depreciation and amortization expense increased $20,000 and $136,000, or 2.3% and 5.4% over the quarter and nine months ended September 30, 2002, respectively, due to increases in our utility plant in service. Income tax expense decreased $362,000 and $54,000 due to reduced profitability for the quarter and nine months ended September 30, 2003 over the quarter and nine months ended September 30, 2002, respectively.

Interest Charges

Interest charges increased $138,000 and $293,000, or 12.7% and 8.8%, over the quarter and nine months ended September 30, 2002, primarily due to an increase in interest related to the $25 million Series P First Mortgage Bond issued on January 31, 2003. This bond issuance replaced the Series L 8.03% $10 million bond and paid down our line of credit.

Net Income

Our net income applicable to common stock decreased $466,000 for the quarter ended September 30, 2003, and increased $25,000 for the nine months ended September 30, 2003 compared to the same periods a year ago. The decrease in net income for the quarter was due to reduced water sales related to weather and increased operating expenses related to payroll and benefits and purchased water. The increase in net income for the nine months was primarily due to rate increases authorized in 2002 and continued customer base growth.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the nine months ended September 30, 2003 were $10.3 million primarily from cash flow from operating activities. Cash flow from operating activities was primarily provided by our utility operations, and was impacted by the timeliness and adequacy of rate increases. It included the court ordered refund of $3.8 million from the Prothonotary for the State of Delaware in connection with the condemnation action for ownership of our office and shop complex.

A significant part of our ability to maintain and meet our financial objectives is to assure our investments in utility plant and equipment are recovered in the rates charged to customers. As such, from time to time we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment. On April 2, 2002, Artesian Water filed a petition with the Delaware PSC seeking to raise rates for water service and on April 15, 2003, the Delaware PSC issued PSC Order No. 6147 approving an increase in Artesian Water's revenue requirement of 9.68% effective May 1, 2003. These rates represent an increase in water consumption charges, customer charges and fire hydrant ready-to-serve charges necessary to generate an increase in annual operating revenues of approximately $3.3 million.

At September 30, 2003, Artesian Water had lines of credit with three separate financial institutions totaling $35.0 million to meet its temporary cash requirements. These revolving credit facilities are unsecured. As of September 30, 2003, we had $28.3 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate plus 1.0% or, at our discretion, the bank's federal funds rate plus 1.0%. At September 30, 2003 our rate on these lines was 2.04%. All the facilities are reviewed annually by each bank for renewal. Our cash from operations and lines of credit are sufficient to meet our financial obligations for the next twelve months.

On February 21, 2003, Artesian Resources redeemed all 10,868 shares of our 7% Prior Preferred Stock. We incurred $54,000 in redemption premium costs associated with this buy-back.

CAUTIONARY STATEMENT

Statements in this Quarterly Report on Form 10-Q which express our "belief," "anticipation" or "expectation," as well as other statements which are not historical fact including statements regarding our customer growth, contract operations opportunities, investment plans in 2003, revenues from DSIC, purchased water expense, the acquisition of the office and shop complex and a dependable supply of safe, high-quality water the initiation of temporary rates, our investment plans in 2002 and whether we will conduct a debt offeringare forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors, such as competitive market pressures, material changes in demand from larger customers, changes in weather, changes in our contractual obligations, changes in government policies, changes in economic conditions, and other matters could cause results to differ materially from those in the forward-looking statements. The CompanyThe Company does not undertake to update any of the forwarding looking statements included in the Quarterly Report on Form 10-Q.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The office building and shop complex utilized by Artesian Water were leased at an average annual rental of $173,000 from the former partners of White Clay Realty who now own the property jointly as tenants in common. Dian C. Taylor, Chair and Chief Executive Officer of Artesian Resources, is a tenant in common and John R. Eisenbrey, Jr., a director of Artesian Resources, is a beneficiary of a tenant in common. The rental of $173,000 is below market rates. In December 2002, Artesian Water filed a condemnation action in the Delaware Superior Court, seeking to acquire title to the office and shop complex leased by Artesian Water, known as 664 Churchmans Road, Newark, Delaware (the "Property"). Artesian Water filed this action under its statutory power of eminent domain against the owner of the Property, White Clay Realty, a Delaware Limited Partnership, and each of the limited partners. The Superior Court ruled that since White Clay Realty had no general partner, the partnership is dissolved and all of the former partners own the Property jointly as tenants in common. A special committee of the Board of Directors of Artesian Resources, composed entirely of outside directors who have no ownership interest in the Property, made the determination to purchase the Property through the condemnation procedures. Under this procedure, if the acquisition of the Property is approved by the court, the fair market value of the Property will be determined by a panel of commissioners after an evidentiary hearing. Artesian Water's independent appraiser valued the Property to be worth $3,800,000. In December 2002, Artesian Water issued a payment to the Prothonotary for the State of Delaware for $3,800,000. As the court delayed payment until the matter is decided, the amount was refunded to Artesian Water in June 2003. Until a final determination of the condemnation, the parties agreed that Artesian Water may continue to occupy the Property under the terms of the lease with a quarterly rental payment of $43,361. Pursuant to a deadline set by the Superior Court, the owners of the Property submitted an independent appraisal that values the Property to be worth $4,800,000. The condemnation case was scheduled for trial on October 20, 2003, wherein the fair market value of the Property would be determined by a panel of three Commissioners after an evidentiary hearing. Prior to the commencement of the trial all parties agreed to settle the case for a purchase price of $4,500,000 to be paid by Artesian Water. The decision to settle on the part of Artesian Water was made by the Special Committee of independent directors and with the recommendation of special counsel to the Special Committee. The settlement was approved by order of the Superior Court on October 20, 2003. The Court also approved applications of two of the tenants in common (neither of whom is an officer or director of Artesian) for their expenses, totaling $50,000, to be paid by Artesian Water, to which applications Artesian Water did not object.

There are no other material legal proceedings pending at this date.

ITEM 2 - EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.

(b)	Forms 8-K

1)
A current report on Form 8-K dated July 30, 2003 was filed with the Securities and Exchange Commission on July 31, 2003, reporting earnings for the quarterly period ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 30, 2003	/s/Dian C. Taylor
Dian C. Taylor
Chair of the Board, Chief Executive
Officer and President

October 30, 2003

/s/David B. Spacht

David B. Spacht

Vice President, Chief Financial Officer and

Treasurer

INDEX TO EXHIBITS

Exhibit Number

Description

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley

Act of 2002.

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley

Act of 2002.

32.1

Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley

Act of 2002.

32.2

Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley

Act of 2002.

Exhibit 31.1

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

5.        The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal            control over financial reporting, to the registrant's auditors and the Audit Committee of the registrant's Board            of Directors (or persons fulfilling the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

October 30, 2003

/s/Dian C. Taylor

Dian C. Taylor

Chair of the Board, Chief Executive

Officer and President

Exhibit 31.2

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

5.        The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal            control over financial reporting, to the registrant's auditors and the Audit Committee of the registrant's Board            of Directors (or persons fulfilling the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

October 30, 2003

/s/ David B. Spacht

David B. Spacht

Vice President, Chief Financial Officer and

Treasurer

Exhibit 32.1

CERTIFICATION

In connection with the Quarterly Report on Form 10-Q for the periods ended September 30, 2003 of Artesian Resources Corporation (the "Company") as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dian C. Taylor, Chair of the Board, Chief Executive Officer and President of Artesian Resources, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities

Exchange Act of 1934 (15 U.S.C. section 78m(a) or section 78o(d)); and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Artesian Resources.

October 30, 2003

/s/Dian C. Taylor

Dian C. Taylor

Chair of the Board, Chief Executive

Officer and President

Exhibit 32.2

CERTIFICATION

In connection with the Quarterly Report on Form 10-Q for the periods ended September 30, 2003 of Artesian Resources Corporation (the "Company") as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David B. Spacht, Vice President, Chief Financial Officer and Treasurer of Artesian Resources, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities

Exchange Act of 1934 (15 U.S.C. section 78m(a) or section 78o(d)); and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Artesian Resources.

October 30, 2003

/s/David B. Spacht

David B. Spacht

Vice President, Chief Financial Officer

and Treasurer