Form 10-K
period 2003-12-31
ARTESIAN RESOURCES CORP
filed 2004-03-10
CIK 863110

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003

 Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934

                         Commission file number 0-18516

                         ARTESIAN RESOURCES CORPORATION
                       _________________________________

             (exact name of registrant as specified in its charter)


              Delaware                              51-0002090
  ________________________________      _______________________________________
  (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)


                  664 Churchmans Road, Newark, Delaware 19702
                 _____________________________________________

                     Address of principal executive offices

                               (302) 453 -- 6900
                         _____________________________

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

|X| Yes            |_| No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

|X| Yes            |_| No

The aggregate market value of the Class A Non-Voting Common Stock and Class B Common Stock held by non-affiliates of the registrant at June 30, 2003 was $75,250,000 and $3,930,000, respectively. The aggregate market value of Class A Non-Voting Common Stock was computed by reference to the closing price of such class as reported on the Nasdaq National Market on June 30, 2003. The aggregate market value of Class B Common Stock was computed by reference to the last reported trade of such class as reported on the OTC Bulletin Board as of June 30, 2003, which trade date was May 21, 2003.

As of March 1, 2004, 3,330,648 shares of Class A Non-Voting Common Stock and 587,680 shares of Class B Common Stock were outstanding.

                                     PART I


Item 1. -- Business.

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

We distribute and sell water to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware. As of December 31, 2003, we had approximately 70,000 metered customers and served a population of approximately 230,000 (including contract services), representing approximately 29% of Delaware's total population. We also provide water for public and private fire protection to customers in our service territories. Our gross water sales revenue for 2003 was approximately $35.2 million, and our percentages of gross water sales revenue by major customer classifications were 62% for residential, 32% for commercial, industrial, governmental, municipal and utility, and 6% for fire protection and other. These percentages have remained fairly constant for the past three years. We received recognition of Artesian Water Pennsylvania, Inc. as a regulated public water utility by the Pennsylvania Public Utility Commission in 2002. We are now serving a community in Pennsylvania consisting of 41 homes.

Demand for water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with cooling systems, swimming pools, irrigation systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand for water will vary with temperature and rainfall. In the event that temperatures during the typically warmer months are cooler than expected, or as in 2003 there is more rainfall than expected, the demand for water may decrease and our revenues may be adversely affected.

Our primary current market area is the State of Delaware, which had a population of approximately 800,000 at December 31, 2003. According to the US Census Bureau, Delaware's population has increased 17.6% over the last 10 years, the 14th largest percentage increase among the states. Although New Castle is the most populous of Delaware's three counties, Sussex County, in southern Delaware, has experienced the most significant growth with a population increase of approximately 38.3% over the last ten years. Substantial portions of Delaware, particularly outside of New Castle County, are not served by a public water system and represent potential opportunities for Artesian Water to obtain new exclusive franchised service areas. We continue to focus resources on developing and serving existing service territories and obtaining new territories throughout the State.

In Delaware, a Certificate of Public Convenience and Necessity ("CPCN") grants a water company the exclusive right to serve all existing and new customers within a designated area. Effective July 1, 2001, the authority to issue CPCN's was transferred to the Delaware Public Service Commission ("PSC") from the Delaware Department of Natural Resources and Environmental Control ("DNREC"). In this Annual Report on Form 10-K, we refer to these Certificates as "CPCN's", "franchises" or "service territories." Currently the PSC grants a CPCN under circumstances where there has been a determination that the water in the proposed service area does not meet the regulations governing drinking water standards of the State Division of Public Health for human consumption, where the supply is insufficient to meet the projected demand, or where the applicant is in possession of one of the following: (i) a signed service agreement with the developer of a proposed subdivision or development, which subdivision or development has been duly approved by the respective county government; (ii) a petition requesting such service signed by a majority of the landowners of the proposed territory to be served; or (iii) a duly certified copy of a resolution from the governing body of a county or municipality requesting the applicant to provide service to the proposed territory to be served. CPCN's are not transferable, and a water utility must obtain the approval of the PSC to abandon a service territory once granted. Once a CPCN to a water utility is granted, it may not be suspended or terminated unless the Delaware PSC determines in accordance with its rules and regulations that good cause exists for any such suspension or termination.

We hold CPCN's for approximately 140 square miles of exclusive service territory, which is segmented into a number of service areas. Our largest connected regional water system, consisting of approximately 98.6 square miles and 65,000 customers, is located in northern Delaware. A significant portion of our exclusive service territory remains undeveloped, and if and when development occurs and there is population growth in these areas, we will increase our customer base by providing water service to the newly developed areas and new customers. The total number of customers we serve has grown at an average annual rate of approximately 2.7% since 1993, when we began expansion of our service territory. Within our existing service territory, we hold

CPCN's for nearly 5,000 vacant acres zoned for industrial and manufacturing development.

In 1993, we initiated efforts to expand our service territory in Delaware beyond northern New Castle County. This expansion, which has occurred in southern New Castle, Kent and Sussex Counties, has increased our exclusive service area in Delaware by approximately 39% since 1993. The pursuit of new service territory in the State of Delaware by water companies is competitive. Our strategy is to continue our efforts to acquire additional exclusive service areas, although the future rate of increase will depend upon interest rates, land use rules, and our ability to enter into agreements with landowners, developers or municipalities.

Beginning in 1992, we undertook steps to increase our sources of groundwater supply, recognizing that such sources provided improved reliability while also being more cost effective. We have identified sufficient sources of groundwater supply to serve our expanding customer base for the foreseeable future. Our self-supply has increased from 63% of our total water supply in 1992 to approximately 82% in 2003. Since 1992, we have increased our sources of groundwater supply from our own wells by 51%, or nearly nine million gallons per day. We plan to continue development of new sources of groundwater supplies as demand warrants.

Our primary sources of water are our wells that pump groundwater from aquifers and other formations. To supplement our groundwater supply, we purchase surface water through interconnections only in the northern service area of our New Castle County system. The purchased surface water is blended with our groundwater supply for distribution to our customers. Nearly 82% of the overall 7.2 billion gallons of water we distributed in all our systems during 2003 came from our groundwater wells, while the remaining 18% came from interconnections with other utilities and municipalities. During 2003, our average rate of water pumped was approximately 16.2 million gallons per day ("mgd") from our groundwater wells and approximately 3.6 mgd was supplied from interconnections. Our peak water supply capacity currently is approximately
50.0 mgd. Our peak water demand in 2003 was approximately 25.8 mgd. We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

Under state laws and regulations, we are required to file applications with the DNREC for water allocation permits for each of our operating wells pumping quantities of water above certain levels. We have 98 operating and 58 monitoring wells in our systems. Presently, we have permits for 74 wells, permit applications pending for 13 wells and 11 wells not requiring a permit. Our access to aquifers within our service territory is not exclusive. Water allocation permits control the amount of water that can be drawn from water resources and are granted with specific restrictions on water level draw down limits, annual, monthly and daily pumpage limits, and well field allocation pumpage limits. We are also subject to water allocation regulations that control the amount of water that we can draw from water sources. As a result, if new or more restrictive water allocation regulations are imposed, they could have an adverse effect on our ability to supply the demands of our customers, and in turn, our water supply revenues and results of operations. Our ability to supply the demands of our customers historically has not been affected by private usage of the aquifers by landowners or the limits imposed by the State. Because of the extensive regulatory requirements relating to the withdrawal of any significant amounts of water from the aquifers, we believe that third party usage of the aquifers within our service territory will not interfere with our ability to meet the present and future demands of our customers.

Our northern New Castle County system is interconnected. During the first half of 2004, we will complete the installation of water main beneath the Chesapeake and Delaware Canal, joining our northern New Castle County system to a portion of our southern New Castle County system. In the remainder of the State, we have several satellite systems that have not yet been connected by transmission and distribution facilities. We intend to join these systems into larger integrated regional systems through the construction of a transmission and distribution network as development continues and our expansion efforts provide us with contiguous exclusive service territories.

We have 17 interconnections with three neighboring water utilities and five municipalities that provide us with the ability to purchase or sell water. Interconnection agreements with the Chester Water Authority and the City of Wilmington have "take or pay" clauses requiring us to take, as of December 31, 2003, minimum draws totaling 1.295 billion gallons annually. We presently use the minimum draws under these agreements. The Chester Water Authority agreement, which expires in 2021, provides for a renewal period of an additional 25 years at our option, subject to the approval of the Susquehanna River Basin Commission. Our remaining take or pay agreement with the City of Wilmington was renewed in December 2001 for a period of five years. All of the interconnections provide Artesian Water the ability to sell water to neighboring water utilities or municipalities.

As of December 31, 2003, we were serving customers through approximately 938 miles of transmission and distribution mains. Mains range in diameter from two inches to twenty-four inches, and most of the mains are made of ductile iron, cast iron or transite pipe. Ductile iron is more durable than plastic and we install ductile iron pipes wherever possible. We are installing a more durable type of plastic pipe only near ocean front property in southern Delaware where corrosive conditions of the surrounding ground affect the longevity of ductile iron pipe. We also supply public fire protection service through approximately 3,800 hydrants installed throughout our service territories.

We have 30 storage tanks, most of which are elevated, providing total system storage of 38.0 million gallons. We have developed and are using an aquifer storage and recovery system. At some locations, we rely on hydropneumatic tanks to maintain adequate system pressures. Where possible, we will combine our smaller satellite systems with systems having elevated storage facilities.

We pump all of our water with electric power purchased from major electric utilities. We also have diesel and propane powered generating equipment at most treatment and elevated storage facilities for the provision of basic water service during possible electrical outages.

We derive about 95% of our self-supplied groundwater from wells located in the Atlantic Coastal Plain. The remaining 5% comes from wells in the Piedmont Province. We use a variety of treatment methods, including aeration, pH adjustment, chlorination, fluoridation and iron removal, to meet federal, state and local water quality standards. Additionally, a corrosion inhibitor is added to all of our self-supplied groundwater and most of the supply from interconnections. We have 48 different water treatment facilities. All water supplies that we purchase from neighboring utilities are potable. We believe, based on our experience, the costs of treating groundwater are significantly lower than those of treating surface water.

The United States Environmental Protection Agency (the "EPA"), DNREC, and the Delaware Division of Public Health ("DPH") regulate the water quality of our treatment and distribution systems. We believe that we are in material compliance with all current federal, state and local water quality standards, including regulations under the federal Safe Drinking Water Act. However, if new water quality regulations are too costly, or if we fail to comply with such regulations, it could have a material adverse effect on our financial condition and results of operations. Chester Water Authority, which supplies water to Artesian Water through interconnections in northern New Castle County, is regulated by the Pennsylvania Department of Environmental Protection as well as the EPA.

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

As a normal by-product of iron removal, our treatment facility at Old County Road in New Castle County and our treatment facilities in South Bethany and Bayville in Sussex County generate iron removed from untreated groundwater plus residue from chemicals used in the treatment process. We have contracted with a licensed third party vendor to dispose of the solids produced at these facilities. Our other iron removal facilities rely on disposal through county-approved wastewater facilities. Management believes that compliance with existing federal, state or local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has no material effect upon the business and affairs of Artesian Resources, but there is no assurance that such compliance will continue to not have a material effect in the future.

Artesian Water, as a public utility, is regulated by the PSC with respect to rates and charges for service, the sale and issuance of securities, mergers and other matters. We periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business. The timing of our rate increase requests are therefore dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase. We can provide no assurances that rate increase requests will be approved by applicable regulatory agencies; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.

We filed a request for a rate increase in February 2004 for an $8.8 million increase in our annual revenue requirement, but we cannot predict whether the PSC will approve the requested increase, approve a smaller increase or deny the request altogether. We currently derive our water service revenues from water consumption, upon which base rates are applied, which were last increased by 9.68% as of May 1, 2003. This reflected an authorized return on equity rate of 10.5%, and an overall rate of return on rate base of 8.75%.

On December 19, 1996, Artesian Wastewater Management, Inc. ("Artesian Wastewater") was created as a non-regulated subsidiary of Artesian Resources. Artesian Wastewater provides wastewater treatment services in Delaware. Artesian Wastewater is a one-third participant, along with heavy-construction contractor George and Lynch and engineering firm D. Preston Lee, Jr., P.E., Inc., in a limited liability company called AquaStructure Delaware, L.L.C. ("AquaStructure"). The purpose of AquaStructure is to develop and market proposals for design, construction and operation of wastewater facilities. In 1999, Artesian Wastewater began operating a 250,000 gallon per day wastewater facility for the town of Middletown in southern New Castle County. In 2002, AquaStructure substantially completed construction of a 2.5 million gallon per day wastewater facility for Middletown and Artesian Wastewater, under contract with AquaStructure, began operating the facility for Middletown under a 20 year contract.

The Company has no collective bargaining agreements with any of its employees, and its work force is not union organized or union represented. As of December 31, 2003, we employed 174 full-time and 10 part-time employees, all of whom were non-unionized. Of these full-time employees, 24 were officers and managers; 99 were employed as operations personnel, including engineers, technicians, draftsman, maintenance and repair persons, meter readers and utility personnel; and 45 were employed in the accounting, budgeting, information systems, human resources, customer relations, public relations and conservation departments. The remaining six employees were administrative personnel. We believe that our employee relations are good.

We are a Delaware corporation with our principal executive offices located at 664 Churchmans Road, Newark, Delaware, 19702. Our telephone number is (302) 453-6900 and our website address is www.artesianwater.com. We make available free of charge through the Investor Information section of our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our website address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website.

Item 2. -- Properties.

The corporate headquarters of Artesian Resources, Artesian Water and its other non-regulated subsidiaries are located at 664 Churchmans Road, Newark, Delaware. As of October 20, 2003, the property is owned by Artesian Water. Prior to that date, the property was leased from White Clay Realty by Artesian Water. For a discussion on the manner by which Artesian Water acquired this property, see Item 3 (Legal Proceedings) below.

Artesian Resources and Artesian Development Company, Inc. ("Artesian Development"), a wholly owned subsidiary of Artesian Resources, own various parcels of land in New Castle County, Delaware. Artesian Water owns land, transmission and distribution mains, pump facilities, treatment plants, storage tanks and related facilities within New Castle, Kent and Sussex Counties, Delaware. Artesian Water Pennsylvania, Inc. owns transmission and distribution mains as well. In the aggregate, we own rights-of-way and easements totaling approximately 706 acres. Substantially all of Artesian Water's utility plant, except utility plant within the town of Townsend, Delaware, is pledged as security for First Mortgage Securities.

Of the 706 acres we own, Artesian Development owns approximately eleven acres zoned for office buildings located immediately adjacent to our corporate headquarters. Artesian Development has no present plans to purchase new land or develop the acreage it owns.

All of our existing facilities adequately meet current necessary production capacities and current levels of utilization.

Item 3. -- Legal Proceedings.

On February 5, 2004, Artesian Water Company, Inc. filed a petition with the Delaware Public Service Commission (PSC) to implement new rates to meet a requested increase in revenue of 24%, or approximately $8.8 million, on an annualized basis. Artesian Water anticipates placing temporary rates into effect, 60 days from the filing date, up to the statutory limit of $2.5 million on an annual basis, under bond until the level of permanent rates is decided by the Delaware Public Service Commission.

On April 2, 2002, Artesian Water filed a petition with the PSC seeking to raise rates for water service by 23.12%, or $7.5 million on an annual basis. As is permitted by law, we placed a 7.71% rate increase into effect under bond beginning June 1, 2002. On June 17, 2002, we filed a supplemental application reducing the requested increase to 19%, or $6.4 million on an annual basis. Hearings regarding the rate increase were held on October 30 and 31, 2002. During these hearings, we reduced our requested rate increase to 14.2%, or $4.8 million on an annual basis. Beginning December 3, 2002, as is permitted by law, we placed an additional 3.69% of the proposed rates into effect. These rates represented an increase in water consumption charges, customer charges and fire hydrant ready to serve charges necessary to generate an increase in operating revenues of approximately $3.9 million on an annual basis. On March 18, 2003, the PSC approved an increase in rates for Artesian Water. Based on the decisions made during the Commission hearings, the Company calculated the increase to be approximately $3.3 million on an annual basis. This calculation was reviewed by PSC staff. Since temporary rates were in excess of the final rate increase, in June 2003 we refunded approximately $201,000 plus interest to our customers. Since the Company had reserved revenue related to the second temporary increase of approximately $234,000, $33,000 was recorded to revenue in the second quarter of 2003.

Until October 20, 2003, the office building and shop complex utilized by Artesian Water were leased at an average annual rental of $173,000 from the former partners of White Clay Realty who owned the property jointly as tenants in common. Dian C. Taylor, Chair and Chief Executive Officer of Artesian Resources, was a tenant in common and John R. Eisenbrey, Jr., a director of Artesian Resources, was a beneficiary of a tenant in common. The rental of $173,000 was below market rates. In December 2002, Artesian Water filed a condemnation action in the Delaware Superior Court, seeking to acquire title to the office and shop complex leased by Artesian Water, known as 664 Churchmans Road, Newark, Delaware (the "Property"). Artesian Water filed this action under its statutory power of eminent domain against the owner of the Property, White Clay Realty, a Delaware Limited Partnership, and each of the limited partners. The Superior Court ruled that since White Clay Realty had no general partner, the partnership was dissolved and all of the former partners owned the Property jointly as tenants in common. A special committee of the Board of Directors of Artesian Water, composed entirely of outside directors who had no ownership interest in the Property, made the determination to purchase the Property through the condemnation procedures. Under this procedure, if the acquisition of the Property is approved by the court, the fair market value of the Property will be determined by a panel of commissioners after an evidentiary hearing. Artesian Water's independent appraiser valued the Property to be worth $3,800,000. In December 2002, Artesian Water issued a payment to the Prothonotary for the State of Delaware for $3,800,000. As the court delayed payment until the matter was decided, the amount was refunded to Artesian Water in June 2003. Until a final determination of the condemnation, the parties agreed that Artesian Water could continue to occupy the Property under the terms of the lease with a quarterly rental payment of $43,361. Pursuant to a deadline set by the Superior Court, the owners of the Property submitted an independent appraisal that valued the Property to be worth $4,800,000. The condemnation case was scheduled for trial on October 20, 2003, wherein the fair market value of the Property would have been determined by a panel of three Commissioners after an evidentiary hearing. Prior to the commencement of the trial, all parties agreed to settle the case for a purchase price of $4,500,000 paid by Artesian Water on October 20, 2003. The decision to settle on the part of Artesian Water was made by the Special Committee of independent directors and with the recommendation of special counsel to the Special Committee. The settlement was approved by order of the Superior Court on October 20, 2003. The Court also approved applications of two of the tenants in common (neither of whom is an officer or director of Artesian) for their expenses, totaling $50,000, to be paid by Artesian Water, to which applications Artesian Water did not object.

There are no other material legal proceedings pending at this time.

Item 4. -- Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

                                    PART II


Item 5. -- Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Artesian Resources' Class A Non-Voting Common Stock ("Class A Stock") is listed on the Nasdaq National Market and trades under the symbol "ARTNA." On January 30, 2004, there were 795 holders of record of the Class A Stock. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Class A Stock on the Nasdaq National Market and the cash dividends declared per share:

                        CLASS A NON-VOTING COMMON STOCK


                                                                                                                           Dividend
                                                                                                       High       Low     Per Share
2002
   First Quarter                                                                                     $21.000    $19.067    $0.1933
   Second Quarter                                                                                     22.666     19.267     0.1933
   Third Quarter                                                                                      19.653     16.761     0.1933
   Fourth Quarter                                                                                     19.927     18.013     0.1933
2003
   First Quarter                                                                                     $21.733    $19.713    $0.1984
   Second Quarter                                                                                     24.667     19.900     0.1984
   Third Quarter                                                                                      25.860     23.200     0.1984
   Fourth Quarter                                                                                     29.330     25.680     0.2025


The closing sale prices shown above reflect prices between dealers and do not include retail markups or markdowns or commissions and may not necessarily represent actual transactions.

Our Class B Voting Stock ("Class B Stock") is quoted on the OTC Bulletin Board under the symbol "ARTNB." There has been a limited and sporadic public trading market for the Class B Stock. As of January 30, 2004, the last reported trade of the Class B Stock on the OTC Bulletin Board was at a price of $27.90 per share on December 10, 2003. As of January 30, 2004, we had 216 holders of record of the Class B Stock.

Per SEC Regulation S-K, Item 701, the following table represents recent sales of unregistered securities.

                                                                                                Use of            Exemption from
Securities Sold                          Underwriters/Purchasers       Consideration           Proceeds        Registration Claimed
First Mortgage Bonds, Series Q,         Underwriter --              Offering Price --     Financing of        Private Placement
4.75%                                   Janney Montgomery Scott     $15,400,000           specific            pursuant to Rule
Date of Sale -- December 1, 2003        Purchaser --                Cost of Issuance      construction        144A of the
                                        Delaware Economic           $1,181,574            projects            Securities Exchange
                                        Development Authority       Net Proceeds                              Act of 1934
                                                                    $14,218,426

First Mortgage Bonds, Series P,         Purchaser --                Offering Price --     Repayment of        Private Placement
6.58%                                   Co-Bank                     $25,000,000           $10 million         pursuant to Rule
Date of Sale -- January 31, 2003                                    Cost of Issuance      First Mortgage      144A of the
                                                                    $57,030               Bonds, Series L,    Securities Exchange
                                                                    Net Proceeds          8.03% to CoBank.    Act of 1934
                                                                    $24,942,970           Balance to pay
                                                                                          down the
                                                                                          Company's line
                                                                                          of credit.

Item 6. -- Selected Financial Data.

The selected consolidated financial data for each of the years in the 5-year period ended December 31, 2003 are derived from the audited financial statements of the Company. The following data should be read in conjunction with the financial statements and related notes and also with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K.


In thousands, except per share and operating data                              2003       2002        2001        2000       1999
STATEMENT OF OPERATIONS DATA
Operating revenues
 Water sales                                                                 $ 35,164   $ 33,644    $ 31,362    $ 27,090   $ 26,310
 Other revenue                                                                  1,131        953         625         461        467
Total operating revenues                                                     $ 36,295   $ 34,597    $ 31,987    $ 27,551   $ 26,777
 Operating expenses
 Operating and maintenance                                                   $ 19,629   $ 18,334    $ 17,619    $ 15,399   $ 14,690
 Depreciation and amortization                                                  3,635      3,392       3,001       2,706      2,417
 State and federal income taxes                                                 2,387      2,825       2,184       1,619      1,960
 Property and other taxes                                                       2,115      1,871       1,782       1,616      1,620
Total operating expenses                                                     $ 27,766   $ 26,422    $ 24,586    $ 21,340   $ 20,687

Operating income                                                             $  8,529   $  8,175    $  7,401    $  6,211   $  6,090
Other income, net                                                                 277        380         457         295        188
Total income before interest charges                                         $  8,806   $  8,555    $  7,858    $  6,506   $  6,278

Interest charges                                                             $  4,889   $  4,388    $  4,537    $  4,055   $  3,298

Net income                                                                   $  3,917   $  4,167    $  3,321    $  2,451   $  2,980
Dividends on preferred stock                                                       71         42          51          61         71
Net income applicable to common stock                                        $  3,846   $  4,125    $  3,270    $  2,390   $  2,909

Net income per share of common stock:
 Basic                                                                       $   0.99   $   1.17    $   1.07    $   0.79   $   0.99
 Diluted                                                                     $   0.96   $   1.14    $   1.05    $   0.78   $   0.97
Avg. shares of common stock outstanding
Basic                                                                           3,880      3,534       3,039       3,011      2,942
Diluted                                                                         3,993      3,612       3,108       3,066      2,994
Cash dividends per share of common stock                                     $ 0.7975   $   0.77    $   0.74    $   0.73   $   0.71

BALANCE SHEET DATA
Utility plant, at original cost less accumulated depreciation                $187,893   $167,338    $152,356    $134,038   $122,481
Total assets                                                                 $216,324   $183,072    $163,534    $144,407   $132,482
Notes payable                                                                $ 12,499   $  3,163    $ 16,118    $  2,000   $  7,617
Long-term obligations and redeemable preferred stock, including current
  portions                                                                   $ 80,846   $ 64,591    $ 50,998    $ 52,236   $ 36,165
Stockholders' equity                                                         $ 52,691   $ 51,176    $ 34,445    $ 32,829   $ 32,356
Total capitalization                                                         $133,249   $115,246    $ 84,015    $ 83,846   $ 67,285

OPERATING DATA
Average water sales per customer                                             $    505   $    495    $    474    $    417   $    420
Water pumped (millions of gallons)                                              7,199      7,198       7,321       6,886      6,758
Number of metered customers                                                    69,687     68,049      66,173      64,902     62,621
Miles of water main                                                               938        917         888         872        842

Item 7 -- Management's Discussion & Analysis of Operations & Financial
Condition.

OVERVIEW

Our earnings per share applicable to our common stock shareholders were lower than we anticipated for 2003 as a result of the weather conditions experienced in 2003. Our regulated water utility's earnings, which comprise 98.9% of the total earnings, are directly affected by the amount and duration of precipitation during periods when water is used for purposes outside the home or office such as irrigation. In 2003, our service area experienced an unusual amount of precipitation throughout the year, especially affecting the need for irrigation for our customers. By comparison, in 2002, our service area was impacted by drought conditions that, because of the duration of the drought period, resulted in mandatory restrictions for non-essential water use. These restrictions had the effect of reducing consumption through voluntary and mandatory restricted usage. We do not expect this trend to continue although we can not reasonably predict the amount, timing and duration of precipitation nor the effect it might have on our customers' water consumption.

Our gross water sales revenues were also affected in 2003 by the completion of a rate application which resulted in an increase in rates to customers of 9.68%. However, that rate increase request, filed in April 2002, did not include recovery of capital expense associated with the investment in utility plant made during 2003. To recognize these investments and increases in other expenses incurred during 2003 and expected through June 30, 2004, we filed for an additional increase in rates of 24% with the Delaware Public Service Commission on February 5, 2004. We expect to complete this application before December 31, 2004, however, as permitted by state law, we plan to collect revenues reflecting a temporary increase of $2.5 million on an annual basis beginning April 2004.

Artesian Water Pennsylvania, Inc., our wholly owned Pennsylvania water utility subsidiary, began operations in 2002, providing water service to a residential community, consisting of 41 homes, in Chester County. Our other subsidiaries, neither of which is regulated, are Artesian Wastewater Management, Inc., which provides wastewater services in Delaware, and Artesian Development Corporation, whose sole activity is the ownership of an eleven-acre parcel of land. On October 14, 2003, we filed an application with the Pennsylvania Public Utilities Commission to increase our service area in Pennsylvania. The application concerns four specific developments that are expected to add 350 customers over 10 years.

While water sales revenues are our primary source of gross revenues, generating nearly 96.9% of total gross revenues, we continue to explore and develop relationships with developers and municipalities in order to increase revenues from contract water operations and from wastewater management services provided by Artesian Wastewater Management, Inc. In 2003, our efforts led to an increase in those revenues of $100,000, or 34.8% over 2002. Our contract operations and wastewater management services provide a revenue stream which is not affected by changes in weather patterns. We plan to continue developing and expanding our contract operations and wastewater services in a manner that complements our growth in water service to new customers. Our anticipated growth in these areas is subject to changes in residential and commercial construction in Delaware which may be affected by interest rates, inflation and general housing and economic market conditions.

Water Industry

In the United States, the water industry is comprised of more than 50,000 systems, 84% of which serve less than 3,300 customers. Only 15% of all water systems are currently run by investor-owned utilities. There are currently 12 publicly traded water utilities. The rest are privately or municipally owned systems. The water industry is capital intensive, with the highest capital investment in plant and equipment per dollar of revenue among all utilities. Increasingly stringent drinking water regulations have required the water industry to invest in more advanced treatment systems and processes which require a heightened level of expertise. In February 2001, the EPA estimated that the nation's water systems must invest a minimum of $141.6 billion through 2018 to meet the requirements of the Safe Drinking Water Act of 1974. We are currently in full compliance with the requirements of the Safe Drinking Water Act. Even though our water utility was founded in 1905, over 90% of our investment in infrastructure has occurred through growth over the last 30 years.

We believe that Delaware's generally lower cost of living in the region, availability of development sites in relatively close proximity to the Atlantic Ocean in Sussex County, and attractive financing rates for construction and mortgages have resulted, and will continue to result, in increases to our customer base. Based on U.S. Census Bureau reports, Delaware has recorded a 17% growth in residents since 1990 with Sussex County providing a population growth of 38% during the same period. Substantial portions of Delaware are not served by a public water system. Interest rates for mortgages have fallen from 6.84% on average in December 2001 to 5.81% through December 2003. Long-term interest rates for our recent First Mortgage Bond issuance (see Note 6) reflect a similar trend as we were able to reduce our overall weighted cost of debt from 7.93% in 2001 to 6.88% at the end of 2003.

Strategic Direction

We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. In 2003, we met our customer growth objective, increasing our customer base by 2.5%. We exceeded our expectations concerning growth in service territory during 2003, adding 7.8 square miles, a 6.0% increase. We continued to increase our sources of supply, adding 4.0 million gallons to our daily production capacity, to assure we have adequate high quality water supply to meet our customer growth expectations.

Our continued focus on these objectives has permitted us to increase net income available to common shareholders by 32.2% over the last five years. Our strategy is to focus on total resource management covering a wide spectrum of activities, which include identifying new and dependable sources of supply; developing the wells, treatment plants and delivery systems to get water to the customers; educating customers on the wise use of water; and providing responsible wastewater management to assist with recharge of the aquifers. Our strategy includes focusing our efforts to expand in new regions added to our service territory over the last 10 years, where growth is strong and demand is increasing. These regions have provided over half of our growth in customers in 2003 and we expect growth to remain strong in these regions. We also foresee significant growth opportunities in our wastewater subsidiary and will continue to seek strategic partnerships and relationships with developers and municipalities to complement existing agreements for the provision of wastewater service in Delaware.

Regulatory Matters and Inflation

As of December 31, 2003, we had approximately 70,000 metered customers and served a population of approximately 230,000, representing approximately 29% of Delaware's total population. Increases in the number of customers served by Artesian Water contribute to increases in our operating revenues. The Delaware PSC regulates Artesian Water's rates charged for water service, the sale and issuance of securities and other matters. We periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business. In Delaware, utilities are permitted by law to place rates into effect, under bond, on a temporary basis pending completion of a rate increase proceeding. The first temporary increase may be up to the lesser of $2.5 million on an annual basis or 15% of gross water sales. Should the rate case not be completed within seven months, by law, the utility may put the entire requested rate relief in effect under bond until a final resolution is ordered and placed into effect. If any such rates are found to be in excess of rates the PSC finds to be appropriate, the utility must refund the portion found to be in excess to customers with interest.

We currently derive our water service revenues from water consumption, upon which base rates are applied, which were last increased and placed into effect May 1, 2003. We filed for a rate increase in April 2002. Temporary rates generating an additional $2.5 million on an annual basis, or a 7.71% increase, were placed into effect on June 1, 2002. On December 3, 2002 we placed into effect an additional $1.4 million in temporary rates as permitted by law. A final rate increase award of $3.3 million on an annual basis, or a 9.68% increase, was approved and placed into effect on May 1, 2003. On February 5, 2004, we again filed with the Delaware Public Service Commission (PSC) a rate application requesting an increase in rates sufficient to generate an additional $8.8 million on an annual basis, or an approximate 24.22% increase, in gross water sales revenue to recognize the significant increase in utility plant and equipment placed in service and increases in operating expenses. We expect to place temporary rates into effect on April 5, 2004 that will generate an additional $2.5 million on an annual basis in water sales revenue as permitted by law. We cannot predict whether the Public Service Commission will approve the requested increase, approve a smaller increase or deny the request altogether.

Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge (DSIC). This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC process significantly reduces expenses when compared to those typically associated with general rate increase requests. We requested on May 30, 2003 and subsequently implemented a 0.39% overall surcharge for bills rendered subsequent to July 1, 2003. Through this charge, we generated approximately $80,000 in revenues during 2003. Furthermore, we requested on November 30, 2003, and subsequently implemented, a 1.13% DSIC surcharge for bills rendered subsequent to January 1, 2004. This surcharge was designed and is expected to generate approximately $204,000 in revenues between January and June of 2004.

We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability. The cumulative effect of inflation results in significantly higher facility costs compared to investments made 20 to 40 years ago, which must be recovered from future cash flows.

CRITICAL ACCOUNTING ESTIMATES

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

RESULTS OF OPERATIONS

2003 Compared to 2002

Operating Revenues

Revenues totaled $36.3 million in 2003 and were 4.9% above revenues in 2002 of $34.6 million, reflecting an increase in water sales of 4.5% due to customer growth and rate increases approved by the PSC in 2003. We realized 96.9% of our total revenue in 2003 from the sale of water.

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

Percentage of Revenues by Customer Class


                                                                                                         2003      2002       2001
                                                                                                       -------    -------   -------
Residential                                                                                             59.83%     59.57%    60.28%
Commercial                                                                                              24.00%     23.83%    24.80%
Industrial                                                                                               0.88%      1.31%     1.25%
Government and Other                                                                                    12.17%     12.54%    11.71%
Other utility operating revenues                                                                         2.05%      1.92%     1.60%
Non-utility operating revenues                                                                           1.07%      0.83%     0.36%
                                                                                                       -------    -------   -------
 Total                                                                                                 100.00%    100.00%   100.00%


Residential

Residential water service revenues in 2003 amounted to $21.7 million, an increase of 5.3% over the $20.6 million recorded in 2002. The increase in 2003 follows an increase of 6.9% in 2002. The volume of water sold to residential customers increased from 3,627 million gallons in 2002 to 3,650 million gallons in 2003. Although the number of residential customers served increased 2.6% in 2003, unusually wet weather during the summer of 2003 suppressed water demand.

Commercial

Revenues from commercial customers in 2003 increased by 6.1% to $8.7 million, from $8.2 million in 2002 due to rate increases in 2003. The number of commercial customers served increased 0.9% in 2003 and the 2,166 million gallons of water sold to commercial customers in 2003 was nearly the same as the 2,167 million gallons sold in 2002, as unusually wet weather in 2003 and restrictions on water use imposed during the drought of 2002 both suppressed demand by these customers.

Industrial

Revenues from industrial customers decreased by 29.8% from $453,000 in 2002 to $318,000 in 2003. The volume of water sold to industrial customers decreased 47.1% from 221 million gallons in 2002 to 117 million gallons in 2003 primarily as a result of decreased usage by three of our industrial customers and it is currently unknown whether it will return to its former level.

Government and Other

Government and other revenues in 2003 increased by 2.3% to $4.4 million from $4.3 million in 2002. Revenues derived from fire protection services totaled $2.3 million in 2003 and 2002. The increase in revenue resulted from increases in rates, offset by decreased resale customer consumption.

Other Utility Operating Revenue

Other utility operating revenue, derived from contract operations, antenna leases on water tanks and finance charges increased 11.7% in 2003 to $744,000 from $666,000 in 2002. This is primarily a result of an increase in revenues from contract operation services as a result of the operation of the Middletown Wastewater Treatment Plant for a full year in 2003 versus a partial year in 2002.

Operating Expenses

Operating expenses, excluding depreciation and taxes, increased approximately $1.3 million, or 7.1%, to $19.6 million in 2003. The increase in operating expenses resulted primarily from increases in payroll and related expenses, purchased water and administrative expenses. Payroll and related expenses increased by $386,000, or 4.0%, due to increases in annual merit compensation and medical insurance premiums. Purchased water expense increased $491,000 from 2002 levels due to the Chester Water Authority removing minimum purchase requirements due to the drought conditions in the summer and fall of 2002 and our ability to rely on our less costly groundwater supply in 2002. Administrative expenses increased by $272,000 due to increased power expense due to additional pumping and treatment stations, and due to increased property and liability insurance. The ratio of operating expense, excluding depreciation and taxes, to total revenue was 54.1% for the year ended December 31, 2003, compared to 53.0% for the year ended December 31, 2002.

Operating and Maintenance Expenses


                                                                                                         2003      2002       2001
                                                                                                       -------    -------   -------
Payroll and Associated Expenses                                                                         50.98%     52.47%    50.46%
Purchased Water                                                                                         15.16%     13.55%    15.62%
Repair and Maintenance                                                                                   5.57%      5.48%     5.11%
Water Treatment                                                                                          3.28%      3.47%     3.50%
Administrative                                                                                          23.76%     23.96%    24.90%
Non-utility Operating                                                                                    1.25%      1.07%     0.41%
                                                                                                       -------    -------   -------
 Total operating and maintenance expenses                                                              100.00%    100.00%   100.00%


Depreciation and amortization expense increased $243,000, or 7.2%, due to increases in our utility plant in service during 2003. Income tax expense decreased $438,000, or 15.5%, due to decreased profitability in 2003. Our total effective income tax rate for 2003 and 2002 was 37.9% and 40.4%, respectively.

Interest Charges

Interest charges increased $501,000, or 11.4%, primarily due to a $777,000 increase associated with the net issuance of $15 million in First Mortgage Bonds financing additions to utility plant. This was partially offset by lower interest expense associated with short term debt. Average outstanding lines of credit during 2003 of $8.6 million decreased by $7.9 million, compared to the average outstanding lines of credit during 2002 of $16.5 million as a result of the issuance of First Mortgage Bonds. The average interest rate applied to these balances decreased from 2.7% in 2002 to 2.2% in 2003 due to a decreasing interest rate environment in 2003.

Net Income

For the year ended December 31, 2003, our net income applicable to common stock decreased $279,000, or 6.8%, compared to 2002. The decrease in net income was primarily due to unusually wet weather conditions during the summer of 2003 that reduced customer water usage, an increase in purchased water expense compared to 2002 when minimum purchase requirements were waived during drought conditions, and increased interest expense associated with the issuance of debt to finance additions to utility plant.

2002 Compared to 2001

Operating Revenues

Revenues totaled $34.6 million in 2002 and were 8.2% above revenues in 2001 of $32.0 million, reflecting an increase in water sales of 7.3% due to customer growth and rate increases approved by the PSC in 2002. We realized 97.2% of our total revenue in 2002 from the sale of water.

We filed an application with the PSC on April 2, 2002, to increase rates for water service for all of Artesian Water's customers. A temporary rate increase, calculated to increase annualized revenues $2.5 million, was approved by the PSC and placed into effect on June 1, 2002. Beginning December 3, 2002, as is permitted by law, the Company placed an additional rate increase into effect, to generate an additional increase in annualized revenues of $1.4 million. The increase in revenues for the various customer classes will not consistently match changes in consumption levels for the class primarily due to our use of a multiple rate block structure. This structure charges different rates for different levels of consumption. In addition, rate increases are distributed among the rate blocks and service charges through a cost of service analysis and may not reflect, on an individual class or charge basis, the overall increase in rates approved by the PSC.

Residential

Residential water service revenues in 2002 amounted to $20.6 million, an increase of 6.9% over the $19.3 million recorded in 2001. The increase in 2002 follows an increase of 17.4% in 2001. The volume of water sold to residential customers, however, decreased by 5.0% from 3,809 million gallons in 2001 to 3,627 million gallons in 2002, primarily as a result of drought water use restrictions in 2002. The number of residential customers served increased 2.8% in 2002.

Commercial

Revenues from commercial customers in 2002 increased by 3.9% to $8.2 million, from $7.9 million in 2001. The volume of water sold to commercial customers decreased by 9.1% from 2,384 million gallons in 2001 to 2,167 million gallons in 2002, primarily as a result of drought water use restrictions in 2002. The number of commercial customers served increased 1.2% in 2002.

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

Operating Expenses

Operating expenses, excluding depreciation and taxes, increased approximately $715,000, or 4.1%, to $18.3 million in 2002. The increase in operating expenses resulted primarily from an increase in payroll and related expense of $731,000, or 8.2%, due to the addition of new employees and increases in annual merit compensation. Purchased water expenditure decreased $267,000 from 2001 levels due to the Chester Water Authority removing minimum purchase requirements due to the drought conditions in the summer and fall of 2002 and our ability to rely on our less costly groundwater supply in 2002. Water treatment expense increased $68,000 primarily due to expanded testing of our sources of supply. Finally, our administrative expenses remained flat. This reflects the one-time $280,000 expense recognition in 2001 for legal costs associated with the suspended negotiations for the purchase of Tidewater Utilities, a subsidiary of Middlesex Water Company, offset by an increase in 2002 in consulting and temporary services of $323,000, which reflects the use of these services prior to filling positions with full-time employees. The ratio of operating expense, excluding depreciation and taxes, to total revenue was 53.0% for the year ended December 31, 2002, compared to 55.1% for the year ended December 31, 2001.

Depreciation and amortization expense increased $391,000, or 13.0%, due to increases in our utility plant in service in 2002. Income tax expense increased $641,000, or 29.3%, due to increased profitability in 2002. Our total effective income tax rate for 2002 and 2001 was 40.4% and 39.7%, respectively.

Interest Charges

Interest charges decreased $149,000, or 3.3%, primarily due to a $208,000 decrease in interest associated with our short-term debt. Average outstanding lines of credit during 2002 of $16.5 million increased by $2.3 million, compared to the average outstanding lines of credit during 2001 of $14.2 million. The average interest rate applied to these balances decreased from 4.8% in 2001 to 2.7% in 2002 due to a decreasing interest rate environment in 2002.

Net Income

For the year ended December 31, 2002, our net income applicable to common stock increased $855,000, or 26.1%, compared to 2001. The increase in net income was primarily due to decreases in purchased water and legal expenses, lower interest rates on short-term lines of credit, continued customer growth, and rate increases authorized in 2001 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for 2003 were $14.1 million provided by cash flow from operating activities and $10.7 million from financing activities, which includes $2.0 million in contributions and advances. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year to year variations in weather conditions, particularly during the summer.

We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations. We expect that our aggregate investments in our utility plant and systems in 2004 will be approximately $25.4 million. Our total obligations related to dividend and sinking fund payments on preferred stock, interest and principal payments on indebtedness, rental payments and water service interconnection agreements for 2004 are anticipated to be approximately $8.7 million. We expect that our available cash balances, our projected cash generated from operations and available bank credit lines will be sufficient to fund our activities for the next two years.

Investment in Utility Plant and Systems

Capital expenditures increased by approximately $6.2 million for the year ended December 31, 2003, or approximately 33.7%, from $18.4 million in 2002 to $24.6 million in 2003. Investment in utility plant, excluding advances and contributions in aid of construction received from real estate developers, increased by $7.1 million, or 44.1%, from $15.9 million in 2002 to $23.2 million in 2003. Developers financed $1.4 million for the installation of water mains and hydrants serving their developments in 2003, compared to $2.3 million financed by developers in 2002.

We invested approximately $10.7 million in new transmission and distribution facilities, including refunds of advances for developer-financed infrastructure. Of the $10.7 million invested, we invested $6.0 million in new infrastructure to serve 1,677 new customers and $4.7 million in our rehabilitation program for transmission and distribution facilities, replacing aging or deteriorating mains. An investment of $6.7 million was made to enhance or improve existing treatment facilities, rehabilitation of pumping equipment and installation of new wells to increase supply capabilities.

The remaining $5.8 million of capital investment in 2003 was made for general plant, including the purchase of our corporate office, fleet vehicles and computer equipment. We completed the purchase of the land and our principal corporate office at 664 Churchmans Road, Newark, Delaware for $5.0 million, including expenses, on October 20, 2003. This facility had been previously leased from the former partners of White Clay Realty who owned the property jointly as tenants in common. For a discussion of the events leading up to our purchase of this property and for additional disclosures regarding this transaction, see Item 3 (Legal Proceedings).

Investment in Utility Plant and Systems

In thousands                                                                                             2003      2002       2001
                                                                                                       -------    -------   -------
Source of supply                                                                                       $ 6,113    $ 1,491   $ 1,217
Treatment and pumping                                                                                      569      5,686     5,935
Transmission and distribution                                                                           10,699      7,451    10,657
General plant and equipment                                                                              5,806      1,429     1,428
Developer financed utility plant                                                                         1,375      2,345     2,108
                                                                                                       -------    -------   -------
Total Investment in utility plant and systems                                                          $24,562    $18,402   $21,345


We have planned to invest approximately $25.4 million in utility plant in 2004. Developers are expected to finance an additional $3.2 million in utility plant construction. The largest portion of projected investment is primarily a result of our efforts to identify, develop, treat and protect sources of water supply to assure uninterrupted service to our customers. We expect to invest approximately $7.7 million in new treatment facilities, equipment and wells throughout Delaware.

As part of our total utility plant investment, we expect to invest over $14.6 million in transmission and distribution facilities. We project approximately $4.1 million will be invested in the relocations of facilities as a result of government mandates and renewals associated with the rehabilitation of aging infrastructure. We also project investing approximately $9.5 million in new transmission and distribution facilities to improve our system hydraulics and address service needs in growth areas of our service territory.

Financing

We have several sources of liquidity to finance our investment in utility plant and other fixed assets. We estimate that the projected investment of approximately $25.4 million will be financed by our operations and external sources, including a combination of capital investment and borrowings from the Delaware Drinking Water State Revolving Fund and short-term borrowings under our revolving credit agreements discussed below. Developers are expected to finance, through advances and contributions in aid of construction, an additional $3.2 million of capital expenditures, which includes the installation of mains and hydrants in new developments.

Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by the Delaware Public Service Commission.

At December 31, 2003, Artesian Water had lines of credit with three separate financial institutions totaling $35.0 million to meet temporary cash requirements. These revolving credit facilities are unsecured. As of December 31, 2003, we had $22.5 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate plus 1.0% or the banks' federal funds rate plus 1.0%, at our discretion. All the facilities are reviewed annually by each bank for renewal.

We may, from time to time, sell our securities to meet capital requirements. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. Our trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66 2/3% of total capitalization. Our debt to total capitalization, including the short-term portion thereof, was 60.46% at December 31, 2003.

In order to meet the expected level of investment in utility plant and retain future financing flexibility, we issued a $25 million Series P 6.58% First Mortgage Bond on January 31, 2003. With the proceeds, we refinanced our Series L 8.03% First Mortgage Bond, which was due on February 1, 2003, along with $14.9 million of outstanding short-term debt under our lines of credit.

On February 25, 2003, Artesian Water Company, Inc. (the "Company") entered into an agreement to borrow funds from the Delaware Drinking Water State Revolving Fund (the "Fund"). The Company previously received a binding commitment offer from the Fund for a loan in the amount of $2,900,285 for a term of twenty years at an interest rate of 3.57%. The loan will be used for costs associated with the installation of new public water systems for Keen-wick West/Keen-wick South and Route 54, Phase II projects in Sussex County, Delaware. The funds will be disbursed as construction is completed. We have requested and received disbursements of $1,745,646 through February 26, 2004, of which $1,318,750 was received at December 31, 2003.

On November 7, 2003, Artesian Water Company, Inc. entered into an agreement to borrow $5,456,495 from the Fund for a term of twenty years at an interest rate of 3.64%. The loan will be used for costs associated with the replacement and rehabilitation of transmission and distribution mains within several developments in our northern New Castle County service territory. The funds will be disbursed as construction is completed. We have not requested any disbursements as of December 31, 2003.

In order to meet certain expected investments in 2004, we issued Series Q 4.75% First Mortgage Bonds in December 2003 (the "Series Q Bonds") in the amount of $15 million. The interest paid to investors for the Series Q Bonds is considered tax free as these bonds were issued through an agreement with the Delaware Economic Development Authority. The Series Q Bonds were issued to pay for specific projects previously approved to assure the Series Q Bonds tax free status. The proceeds from these bonds are held on our behalf by the First Mortgage Bond Trustee, Wilmington Trust and will be disbursed to us as construction is completed. Interest which accrues to our benefit is added to the fund for use in completing construction of the various approved projects. None of the proceeds had been disbursed to us at December 31, 2003.

Our 7% Preferred Stock was called for redemption on February 21, 2003. The total amount paid to stockholders was $30.00 per share or $326,040. On February 1, 2004, the 9.96% Preferred Stock was retired as provided under the terms of our Restated Certificate of Incorporation.

Contractual Obligations


                                                                                              Payments Due by Period
                                                                              Less than                 4-5      After 5
In thousands                                                                   1 Year     1-3Years     Years      Years      Total
                                                                              ---------   --------    -------    -------   --------
First Mortgage Bonds                                                           $   --      $   --     $15,000    $60,400   $ 75,400
State revolving fund loans                                                        188         452         481      4,225      5,346
Operating leases                                                                   80          99          10         --        189
Unconditional purchase obligations                                              2,973       5,932       5,351     34,755     49,011
Tank painting contractual obligation                                              249         249          --         --        498
                                                                               ------      ------     -------    -------   --------
 Total contractual cash obligations                                            $3,490      $6,732     $20,842    $99,380   $130,444
                                                                               ======      ======     =======    =======   ========


Long-term debt obligations reflect the maturities of certain series of our first mortgage bonds, which we intend to refinance when due. The state revolving fund loan obligation has an amortizing mortgage payment, payable over a 20-year period, and will be refinanced as future securities are issued. Both the long-term debt and the state revolving fund loan have certain financial covenant provisions, which could result in default and require the obligation to be repaid, however, there are also specific cure provisions which allow us to avoid default of the obligation. We have not experienced conditions which would result in our default under these agreements, and we do not anticipate any such occurrence. Payments for unconditional purchase obligations reflect minimum water purchase obligations based on rates that are subject to change under our interconnection agreements with neighboring utilities.


                                                                                 Less than
Commitments                                                          Committed     1 Year     1-3 Years    4-5 Years   Over 5 Years
-------------------------------------------                          ---------   ---------    ---------    ---------   ------------
Lines of Credit                                                       $12,499     $12,499


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued revised Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106." This statement requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans. Disclosures for earlier annual periods presented for comparative purposes are restated. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The additional disclosures required for our postretirement benefit obligation are presented in Note 10.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003 and effective for other instruments beginning at the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on our financial condition or results of operation.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting related to derivatives and hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. The adoption of this statement did not have a material impact on our financial condition or results of operation.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Statement No. 148 amends Statement No. 123, "Accounting for Stock-Based Compensation," by providing alternate methods of transitioning to fair value based accounting for Stock-Based compensation, for those who choose to change. It also amends disclosure requirements of SFAS No. 123 for both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in the notes to our consolidated financial statements.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies EITF 94-3, which addressed this subject. The statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred. Our adoption of this statement did not have a material impact on our financial condition or results of operation.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Statement No. 145 eliminates accounting treatment described in Statements No. 4 and 64 related to Extinguishment of Debt and amends Statement No. 13 regarding the use of sale -- lease back accounting. Our adoption of this statement did not have a material impact on our financial condition or results of operation.

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement No. 143 requires recognition of a liability at fair value and an increase to the carrying value of the related asset for any retirement obligation. This amount would then be amortized over the life of the asset. The liability would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows. This statement was effective January 2003. Our adoption of this statement did not have a material impact on our financial condition or results of operation

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's financial statements. The disclosure requirements were effective for financial statements of interim and annual periods ending after December 31, 2002.

CAUTIONARY STATEMENT

Statements in this Annual Report which express our "belief," "anticipation," "projection" or "expectation," as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private

Securities Litigation Reform Act of 1995. These may include statements regarding our goals, priorities and growth and expansion plans for our water and wastewater subsidiaries, the timing and the amount of a final decision in our pending rate case, exact amounts that may be collected under DSIC and the temporary rate increase we plan to implement, our investment in utility plant and systems in 2004, our sources of financing, and water quality standards. Also included are our anticipated payments due in 2004 and satisfaction of our debt covenants. Such statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including material changes in demand from larger customers, changes in weather, availability of labor, changes in government policies, levels of rate relief granted and changes in economic conditions and the other risks described in this document. All of the forward-looking statements made in this Annual Report are based on our current beliefs and we undertake no obligation to update any of these cautionary statements.

Item 8. -- Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS


                                                                December 31,
In thousands                                                   2003       2002
ASSETS
Utility plant, at original cost less accumulated
  depreciation                                               $187,893   $167,338
Current assets
 Cash and cash equivalents                                      1,128        874
 Accounts receivable, net                                       2,408      2,743
 Income tax receivable                                            841         --
 Receivable, other                                                 --      3,800
 Unbilled operating revenues                                    2,745      2,718
 Materials and supplies -- at cost on FIFO basis                  801        712
 Prepaid property taxes                                           711        651
 Prepaid expenses and other                                       577        422
                                                             --------   --------
                                                                9,211     11,920
                                                             --------   --------
Other assets
 Non-utility property (less accumulated depreciation
  2003-$75; 2002-$69)                                             334        308
 Restricted cash                                               14,219         --
 Other deferred assets                                          2,544      1,069
                                                             --------   --------
                                                               17,097      1,377
Regulatory assets, net                                          2,123      2,437
                                                             --------   --------
                                                             $216,324   $183,072
                                                             ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
 Common stock                                                $  3,901   $  3,862
 Additional paid-in-capital                                    41,160     40,341
 Retained earnings                                              7,630      6,973
                                                             --------   --------
 Total stockholders' equity                                    52,691     51,176
                                                             --------   --------
Preferred stock-mandatory redeemable, net of current
  portion                                                          --        100
Long-term debt, net of current portion                         80,558     63,970
                                                             --------   --------
                                                              133,249    115,246
                                                             --------   --------
Current liabilities
 Notes payable                                                 12,499      3,163
 Current portion of long-term debt                                188        421
 Current portion of mandatorily redeemable preferred
  stock                                                           100        100
 Accounts payable                                               3,951      3,119
 Overdraft payable                                              1,337        709
 Income taxes payable                                              --        135
 Deferred income taxes                                            213         --
 Interest accrued                                                 267        569
 Customer deposits                                                422        410
 Other                                                            697        905
                                                             --------   --------
                                                               19,674      9,531
                                                             --------   --------
Deferred credits and other liabilities
 Net advances for construction                                 19,175     19,457
 Postretirement benefit obligation                              1,232      1,298
 Deferred investment tax credits                                  843        873
 Deferred income taxes                                         11,775      8,024
                                                             --------   --------
Commitments and contingencies (Note 11)
                                                               33,025     29,652
Net contributions in aid of construction                       30,376     28,643
                                                             $216,324   $183,072
                                                             ========   ========


The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                            For the Year Ended
                                                                                                               December 31,
In thousands, except per share amounts                                                                   2003      2002       2001
Operating revenues
 Water sales                                                                                           $35,164    $33,644   $31,362
 Other utility operating revenue                                                                           744        666       509
 Non-utility operating revenue (Note 7)                                                                    387        287       116
                                                                                                       -------    -------   -------
                                                                                                        36,295     34,597    31,987
                                                                                                       -------    -------   -------
Operating expenses
 Utility operating expenses                                                                             19,245     17,963    17,368
 Non-utility operating expenses (Note 7)                                                                   245        196        73
 Related party expenses (Note 8)                                                                           139        175       178
 Depreciation and amortization                                                                           3,635      3,392     3,001
 Taxes
  State and federal income
   Currently payable (Note 3)                                                                           (1,543)       693       470
  Deferred (Note 3)                                                                                      3,930      2,132     1,714
  Property and other                                                                                     2,115      1,871     1,782
                                                                                                       -------    -------   -------
                                                                                                        27,766     26,422    24,586
                                                                                                       -------    -------   -------
Operating income                                                                                         8,529      8,175     7,401
Other income net
 Allowance for funds used during construction                                                              230        380       375
 Miscellaneous                                                                                              47         --        82
                                                                                                       -------    -------   -------
                                                                                                           277        380       457
                                                                                                       -------    -------   -------
Income before interest charges                                                                           8,806      8,555     7,858
                                                                                                       -------    -------   -------
Interest charges                                                                                         4,889      4,388     4,537
                                                                                                       -------    -------   -------
Net income                                                                                               3,917      4,167     3,321
Dividends on preferred stock and redemption premium                                                         71         42        51
                                                                                                       -------    -------   -------
Net income applicable to common stock                                                                  $ 3,846    $ 4,125   $ 3,270
Income per common share:
 Basic                                                                                                 $  0.99    $  1.17   $  1.07
 Diluted                                                                                               $  0.96    $  1.14   $  1.05

Weighted average common shares outstanding:
 Basic                                                                                                   3,880      3,534     3,039
 Diluted                                                                                                 3,993      3,612     3,108
Cash dividends per share of common stock                                                               $0.7975    $  0.77   $  0.74

 The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


In thousands                                                                                        For the Year Ended December 31,
                                                                                                     2003        2002        2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                         $  3,917    $  4,167   $   3,321
Adjustments to reconcile net cash provided by operating activities:
 Depreciation and amortization                                                                        3,635       3,238       2,848
 Deferred income taxes, net                                                                           3,930       2,104       1,628
 Allowance for funds used during construction                                                          (230)       (380)      (375)
Changes in assets and liabilities:
 Accounts receivable, net                                                                               335        (133)      (643)
 Income tax receivable                                                                                (841)
 Receivable, other                                                                                    3,800      (3,800)         --
 Unbilled operating revenues                                                                            (27)       (559)       (57)
 Materials and supplies                                                                                 (89)        (96)        114
 Prepaid property taxes                                                                                 (60)        (62)          2
 Prepaid expenses and other                                                                            (155)         26         172
 Other deferred assets                                                                                 (557)        124         157
 Regulatory assets                                                                                      314        (209)        136
 Accounts payable                                                                                       832      (1,626)      1,577
 State and federal income taxes                                                                        (135)         97          38
Interest accrued                                                                                       (302)         14          25
Customer deposits and other, net                                                                       (196)        (89)         45
Postretirement benefit obligation                                                                       (66)        (62)       (95)
                                                                                                   --------    --------   ---------
Net cash provided by operating activities                                                            14,105       2,754       8,893
                                                                                                   --------    --------   ---------
CASH FLOWS USED IN INVESTING ACTIVITIES
 Capital expenditures (net of AFUDC)                                                                (24,562)    (18,402)   (21,345)
 Proceeds from sale of assets                                                                            13          13          11
 Investments in unconsolidated affiliates                                                                 9         (15)         --
                                                                                                   --------    --------   ---------
Net cash used in investing activities                                                               (24,540)    (18,404)   (21,334)
                                                                                                   --------    --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings under line of credit agreements                                                       9,336       1,716       9,811
 Overdraft payable                                                                                      628        (274)      (241)
 Net advances and contributions in aid of construction                                                2,024       2,542       2,169
 Proceeds from issuance of long-term debt                                                            26,588          --       4,307
 Restricted funds from issuance of tax-free bonds                                                   (14,219)         --          --
 Deferred issuance costs                                                                               (927)         --          --
 Net proceeds from issuance of common stock                                                             769      15,560         590
 Dividends                                                                                           (3,177)     (2,724)    (2,296)
 Repayment of capital lease obligations                                                                  --          --        (26)
 Principal repayments of long-term debt                                                             (10,233)     (1,249)    (1,112)
 Redemption of preferred stock                                                                         (100)       (100)      (100)
                                                                                                   --------    --------   ---------
Net cash provided by financing activities                                                            10,689      15,471      13,102
                                                                                                   --------    --------   ---------
Net (decrease) increase in cash and cash equivalents                                                    254        (179)        661
Cash and cash equivalents at beginning of year                                                          874       1,053         392
                                                                                                   --------    --------   ---------
Cash and cash equivalents at end of year                                                           $  1,128    $    874   $   1,053
                                                                                                   --------    --------   ---------
Supplemental Disclosures of Cash Flow Information:
 Interest paid                                                                                     $  5,141    $  4,312   $   4,426
 Income taxes paid                                                                                 $    150    $    440   $     432

See Note 1 (Stock Split) for a discussion of non-cash financing activity.



The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                     Common Shares
                                                                                 Preferred Shares     Outstanding     Common Shares
                                                                                  Outstanding 7%        Class A        Outstanding
>In thousands, except share amounts                                               Prior Preferred   Non-Voting(1)(6)  Class B(2)(6)
Balance as of December 31, 2000                                                        10,868          2,432,001         587,680
Net income
Cash dividends declared
 Common stock
 Preferred stock
Stock repurchase
Issuance of common stock
 Officer bonus                                                                                             9,000
 Dividend reinvestment plan                                                                               14,859
 Employee stock options                                                                                    8,193
 Employee Retirement Plan(3)                                                                               8,178
Balance as of December 31, 2001                                                        10,868          2,472,231         587,680
Net income
Cash dividends declared
 Common stock
 Preferred stock
Stock repurchase                                                                     (10,868)
Issuance of common stock
 Public stock issuance(4)                                                                                750,000
 Officer bonus                                                                                             5,400
 Dividend reinvestment plan                                                                               16,160
 Employee stock options                                                                                   27,795
 Employee Retirement Plan(3)                                                                               2,179
Balance as of December 31, 2002                                                             0          3,273,765         587,680
Net income
Cash dividends declared
 Common stock
 Preferred stock (including redemption premium)(5)
Stock repurchase
Issuance of common stock
 Officer bonus                                                                                             3,000
 Dividend reinvestment plan                                                                               16,051
 Employee stock options                                                                                    9,635
 Employee Retirement Plan(3)                                                                              10,683
Balance as of December 31, 2003                                                             0          3,313,134         587,680

(1) At December 31, 2003 and 2002, Class A Non-Voting Common Stock had 15,000,000 shares authorized. At December 31, 2001 and 2000, Class A Non-Voting Common Stock had 3,500,000 shares authorized.
(2) At December 31, 2003, 2002, 2001 and 2000, Class B Common Stock had 1,040,000 shares authorized.
(3) Artesian Resources registered 200,000 shares of Class A Non-Voting Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
(4) Artesian Resources Corporation issued 500,000 shares of Class A Non-Voting Common Stock on June 5, 2002.
(5) Includes redemption of 7% prior preferred shares on February 21, 2003.
(6) Artesian Resources Corporation approved a three for two stock split on April 30, 2003, effected in the form of a 50% stock distribution. Each shareholder of record on May 30, 2003 received one additional share for each two shares held. All share and per share data for all prior periods have been restated to give effect to this stock split. Additionally, Retained Earnings as of December 31, 2000 has been restated to give effect to this stock split.

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                  $25 Par Value
                                                                                    Preferred        $1 Par Value
                                                                                     7% Prior          Class A         $1 Par Value
In thousands, except share amounts                                                  Preferred      Non-Voting(1)(6)   Class B(2)(6)
Balance as of December 31, 2000                                                       $  272            $2,432             $588
Net income
Cash dividends declared
 Common stock
 Preferred stock
Stock repurchase
Issuance of common stock
 Officer bonus                                                                                               9
 Dividend reinvestment plan                                                                                 15
 Employee stock options                                                                                      8
 Employee Retirement Plan(3)                                                                                 8
Balance as of December 31, 2001                                                       $  272            $2,472             $588
Net income
Cash dividends declared
 Common stock
 Preferred stock
Stock repurchase                                                                      $(272)
Issuance of common stock
 Public stock issuance(4)                                                                                  750
 Officer bonus                                                                                               6
 Dividend reinvestment plan                                                                                 16
 Employee stock options                                                                                     28
 Employee Retirement Plan(3)                                                                                 2
Balance as of December 31, 2002                                                       $    0            $3,274             $588
Net income
Cash dividends declared
 Common stock
 Preferred stock (including redemption premium)(5)
Stock repurchase
Issuance of common stock
 Officer bonus                                                                                               3
 Dividend reinvestment plan                                                                                 16
 Employee stock options                                                                                     10
 Employee Retirement Plan(3)                                                                                10
Balance as of December 31, 2003                                                       $    0            $3,313             $588

(1) At December 31, 2003 and 2002, Class A Non-Voting Common Stock had 15,000,000 shares authorized. At December 31, 2001 and 2000, Class A Non-Voting Common Stock had 3,500,000 shares authorized.
(2) At December 31, 2003, 2002, 2001 and 2000, Class B Common Stock had 1,040,000 shares authorized.
(3) Artesian Resources registered 200,000 shares of Class A Non-Voting Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
(4) Artesian Resources Corporation issued 500,000 shares of Class A Non-Voting Common Stock on June 5, 2002.
(5) Includes redemption of 7% prior preferred shares on February 21, 2003.
(6) Artesian Resources Corporation approved a three for two stock split on April 30, 2003, effected in the form of a 50% stock distribution. Each shareholder of record on May 30, 2003 received one additional share for each two shares held. All share and per share data for all prior periods have been restated to give effect to this stock split. Additionally, Retained Earnings as of December 31, 2000 has been restated to give effect to this stock split.

The notes are an integral part of the consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                               Additional
                                                                                                 Paid-in      Retained
In thousands, except share amounts                                                               Capital     Earnings(4)   Total(4)
Balance as of December 31, 2000                                                                  $24,474       $ 4,783     $ 32,549
Net income                                                                                                       3,321        3,321
Cash dividends declared
 Common stock                                                                                                   (2,245)     (2,245)
 Preferred stock                                                                                                   (51)        (51)
Stock repurchase                                                                                                   (69)        (69)
Issuance of common stock
 Officer bonus                                                                                       151                        160
 Dividend reinvestment plan                                                                          249                        264
 Employee stock options                                                                               97                        105
 Employee Retirement Plan(1)                                                                         136                        144
Balance as of December 31, 2001                                                                  $25,107       $ 5,739     $ 34,178
Net income                                                                                                       4,167        4,167
Cash dividends declared
 Common stock                                                                                                   (2,683)     (2,683)
 Preferred stock                                                                                                   (41)        (41)
Stock repurchase                                                                                                  (209)       (481)
Issuance of common stock
 Public stock issuance(2)                                                                         14,408                     15,158
 Officer bonus                                                                                       108                        114
 Dividend reinvestment plan                                                                          309                        325
 Employee stock options                                                                              370                        398
 Employee Retirement Plan(1)                                                                          39                         41
Balance as of December 31, 2002                                                                  $40,341       $ 6,973     $ 51,176
Net income                                                                                                       3,917        3,917
Cash dividends declared
 Common stock                                                                                                   (3,106)     (3,106)
 Preferred stock (including redemption premium)(3)                                                                 (71)        (71)
Stock repurchase                                                                                                   (83)        (83)
Issuance of common stock
 Officer bonus                                                                                        76                         79
 Dividend reinvestment plan                                                                          363                        379
 Employee stock options                                                                              142                        152
 Employee Retirement Plan(1)                                                                         238                        248
Balance as of December 31, 2003                                                                  $41,160       $ 7,630     $ 52,691

(1) Artesian Resources registered 200,000 shares of Class A Non-Voting Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
(2) Artesian Resources Corporation issued 500,000 shares of Class A Non-Voting Common Stock on June 5, 2002.
(3) Includes redemption of 7% prior preferred shares on February 21, 2003.
(4) Artesian Resources Corporation approved a three for two stock split on April 30, 2003, effected in the form of a 50% stock distribution. Each shareholder of record on May 30, 2003 received one additional share for each two shares held. All share and per share data for all prior periods have been restated to give effect to this stock split. Additionally, Retained Earnings as of December 31, 2000 has been restated to give effect to this stock split.

The notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries ("Artesian Resources" or the "Company"), including its principal operating company, Artesian Water Company, Inc. ("Artesian Water"). Appropriate eliminations have been made for all material inter-company transactions and account balances.

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

In accordance with a rate order issued by the PSC, Artesian Water accrues an Allowance for Funds Used During Construction ("AFUDC"). AFUDC, which represents the cost of funds devoted to construction projects through the date the project is placed in service, is capitalized as part of construction work in progress. The rate used for the AFUDC calculation is based on Artesian Water's weighted average cost of debt and the rate of return on equity authorized by the PSC. The rate used to capitalize AFUDC in 2003, 2002 and 2001 was 8.0%, 8.3%, and 8.5%, respectively.


Utility plant comprises:
                                                                               Estimated
                                                                                 Useful
                                                                                  Life          December 31,
In thousands                                                                    In Years      2003       2002
Utility plant at original cost
 Utility plant in service
   Intangible plant                                                                 --      $    123   $    123
   Source of supply plant                                                        45-85        13,101     12,015
   Pumping and water treatment plant                                             35-62        31,514     27,187
   Transmission and distribution plant
    Mains                                                                           81       106,456     99,781
    Services                                                                        39        19,003     17,844
    Storage tanks                                                                   79        12,543     11,950
    Meters                                                                          26         8,605      8,347
    Hydrants                                                                        60         5,726      5,364
   General plant                                                                  5-31        19,694     14,637
 Property held for future use                                                       --         3,140      2,400
 Construction work in progress                                                      --         3,891      2,004
                                                                                            --------   --------
                                                                                             223,796    201,652
Less -- accumulated depreciation                                                              35,903     34,314
                                                                                            --------   --------
                                                                                            $187,893   $167,338
                                                                                            ========   ========

Depreciation and Amortization

For financial reporting purposes, depreciation is provided using the straight-line method at rates based on estimated economic useful lives, which range from 5 to 85 years. Composite depreciation rates for utility plant were 2.20%, 2.19% and 2.15%, for the years ended December 31, 2003, 2002, and 2001, respectively. In a rate order issued by the PSC, the Company was directed effective January 1, 1998 to begin using revised depreciation rates for utility plant. In rate orders issued by the PSC, Artesian Water was directed effective May 28, 1991 and August 25, 1992 to offset depreciation on utility property funded by Contributions in Aid of Construction ("CIAC") and Advances for Construction ("Advances"), respectively, against CIAC and Advances. Other deferred assets are amortized using the straight-line method over applicable lives, which range from 2 to 20 years.

Regulatory Assets

Certain expenses are recoverable through rates, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the PSC. Expenses related to rate proceedings are amortized on a straight-line basis over a period of 2 years. The postretirement benefit obligation (see Note 10 for a description of the Company's Postretirement Benefit Plan), which is being amortized over 20 years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments. The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customers reverse.

Regulatory assets at December 31, net of amortization, comprise:


         In thousands                                             2003     2002
         Postretirement benefit obligation                       $1,232   $1,298
         Deferred income taxes recoverable in future rates          627      642
         Expense of rate proceedings                                220      497
         Other                                                       44       --
                                                                 ------   ------
                                                                 $2,123   $2,437


Other Deferred Assets

Debt issuance costs are amortized over the term of the related debt.

Other deferred assets at December 31, net of amortization, comprise:


         In thousands                                             2003     2002
         Debt issuance expense                                   $1,901   $  501
         Other                                                      643      568
                                                                 ------   ------
                                                                 $2,544   $1,069


Advances for Construction

Water mains, services and hydrants, or cash advances to reimburse Artesian Water, for its costs to construct water mains, services and hydrants, are contributed to Artesian Water by customers, real estate developers and builders in order to extend water service to their properties. The value of these contributions is recorded as Advances for Construction. Artesian Water makes refunds on these advances over a specific period of time based on operating revenues generated by the specific plant or as new customers are connected to the mains. After all refunds are made, any remaining balance is transferred to CIAC.

Contributions in Aid of Construction

CIAC includes the non-refundable portion of advances for construction and direct contributions of water mains, services and hydrants, or cash to reimburse Artesian Water, for its costs to construct water mains, services and hydrants by customers, real estate developers and builders in order to extend water service to their properties.

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

Stock Compensation Plans

At December 31, 2003, the Company had two stock-based compensation plans, which are described in Note 9. The Company applies APB Opinion No. 25 and related interpretations in accounting for compensation expense under its plans. Accordingly, the aggregate compensation cost that has been charged against income for the two plans was $56,000, $99,000 and $38,000 for 2003, 2002 and 2001, respectively. Had compensation cost for the Company's two plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income and net income per common share would have been reduced to the pro-forma amounts indicated below:

      In thousands, except per share data                                                                  2003      2002     2001
      Net income applicable to common stock
        As reported                                                                                       $3,846    $4,125   $3,270
        Add: compensation expense included in net income (net of tax)                                         33        59       23
        Deduct: compensation expense using fair value based method
        (net of tax)                                                                                       (170)     (161)    (153)
                                                                                                          ------    ------   ------
        Pro-forma                                                                                         $3,709    $4,023   $3,140
                                                                                                          ======    ======   ======
      Basic net income per common share
        As reported                                                                                       $ 0.99    $ 1.17   $ 1.07
        Pro-forma                                                                                         $ 0.96    $ 1.14   $ 1.03
      Diluted net income per common share
        As reported                                                                                       $ 0.96    $ 1.14   $ 1.05
        Pro-forma                                                                                         $ 0.93    $ 1.11   $ 1.01


The fair value of each option grant is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002, and 2001, respectively: dividend yield of 3.9%, 4.0% and 4.2%; expected volatility of 0.33, 0.34 and 0.34; risk free interest rates of 1.30%, 2.10% and 3.16% for the employee options under the 1992 Non-Qualified Stock Option Plan (as defined in Note 9); 2.52%, 4.19% and 4.93% for the director and officer options under the 1992 Plan for 2003, 2002 and 2001 respectively; 2.73% and 4.93% for options under the Incentive Stock Option Plan (ISO) (as defined in Note 9) for 2003 and 2001 and expected lives of one year for the employee options and five years for the director and officer options under the 1992 Plan and five years for all options under the ISO Plan. Shares of Class A Stock have been reserved for future issuance under the 1992 Plan and ISO Plan.

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

Stock Split

On June 30, 2003, the Company completed a three for two stock split on its Class A Non-Voting Common Stock and Class B Common Stock, which was effected in the form of a 50% stock dividend. Shareholders of record on May 30, 2003 received one additional share of stock for each two shares held. All share and per share data for all prior periods have been restated to give effect to this stock split. Additionally, Retained Earnings as of December 31, 2000 has been restated to give effect to this stock split.

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

Long-term Financial Liabilities

The fair value of Artesian Resources' long-term debt as of December 31, 2003 and 2002, determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities, are approximately as shown below.


Fair value of financial instruments at December 31,
  comprised:                                                                                 2003                     2002
                                                                                    Carrying     Estimated    Carrying    Estimated
                                                                                     Amount     Fair Value     Amount    Fair Value
In thousands
 Long-term debt                                                                      $80,558      79,867      $63,970      $67,762
 Mandatorily redeemable preferred stock                                              $    --          --      $   100      $    92

The fair value of Advances for Construction cannot be reasonably estimated due to the inability to accurately estimate future refunds expected to be paid over the life of the contracts. Refund payments are based on the water sales to new customers in the particular development constructed. Future refunds expected to be paid would have to be estimated on a per contract basis using the past history of refund payments. The fair value of Advances for Construction would be less than the carrying amount because these financial instruments are non-interest bearing.

NOTE 3

INCOME TAXES

Deferred income taxes reflect temporary differences between the valuation of assets and liabilities for financial and tax reporting.

As of December 31, 2003, Artesian Resources has net operating loss carry forwards aggregating approximately $11,900,000 which will expire if unused by 2023. As of December 31, 2003, Artesian Resources has separate company net operating loss carry forwards aggregating approximately $21,600,000. These net operating loss carry forwards will expire if unused between 2004 and 2023. Artesian Resources has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of the state net operating loss carry forwards. The valuation allowance increased from approximately $506,000 in 2002 to approximately $512,000 in 2003.

At December 31, 2003, for federal income tax purposes, there were alternative minimum tax credit carry forwards aggregating $1,844,000 resulting from the payment of alternative minimum tax in current and prior years. These alternative minimum tax credit carry forwards may be carried forward indefinitely to offset future regular federal income taxes.

Components of Income Tax Expense


                                                                                                             For the Year Ended
                                                                                                                December 31,
In thousands                                                                                               2003      2002     2001
State income taxes
Current                                                                                                  $     4    $    1   $ (62)
Deferred                                                                                                     449       629      427
                                                                                                         -------    ------   ------
Total state income tax expense                                                                           $   553    $  630   $  365
                                                                                                         =======    ======   ======
 For the Year Ended December 31,
                                                                                                           2003      2002     2001
Federal income taxes
Current                                                                                                  $(1,547)   $  692   $  532
Deferred                                                                                                   3,380     1,503    1,287
                                                                                                         -------    ------   ------
Total federal income tax expense                                                                         $ 1,833    $2,195   $1,819
                                                                                                         =======    ======   ======

Reconciliation of effective tax rate:


                                                                                          For the Year Ended December 31,
In thousands                                                                     2003     2003     2002      2002     2001     2001
                                                                                Amount      %     Amount      %      Amount     %
Reconciliation of effective tax rate
 Income before federal and state income taxes                                   $6,303    100.0   $6,992    100.0    $5,505   100.0

Amount computed at statutory rate                                                2,143     34.0    2,377     34.0     1,872    34.0
Reconciling items
 State income tax-net of federal tax benefit                                       368      5.8      411      5.9       241     4.4
 Adjustment of prior year accruals                                                (155)    (2.4)      --       --        --      --
 Other                                                                              30     (0.5)      37      0.5        71     1.3
                                                                                ------    -----   ------    -----    ------   -----
Total income tax expense and effective rate                                     $2,386     37.9    2,825     40.4    $2,184    39.7
                                                                                ======    =====   ======    =====    ======   =====


Deferred income taxes at December 31, 2003, 2002, and 2001 were comprised of the following:


                                                                                                     For the Year Ended December 31,
In thousands                                                                                           2003        2002       2001
Deferred tax assets related to:
Federal alternative minimum tax credit carry forwards                                                $  1,844    $  3,113   $ 2,464
Federal and state operating loss carry forwards                                                         5,323         669       775
Bad debt allowance                                                                                         54          47        38
Valuation allowance                                                                                      (512)       (506)     (590)
Stock options                                                                                             128         117        82
Other                                                                                                      60          --        --
                                                                                                     --------    --------   -------
Total deferred tax assets                                                                            $  6,897    $  3,440   $ 2,769
                                                                                                     ========    ========   =======
Deferred tax liabilities related to:
Property plant and equipment basis differences                                                       $(18,234)   $(10,754)  $(7,993)
Expenses of rate proceedings                                                                              (88)       (197)      (84)
Property taxes                                                                                           (283)       (259)     (234)
Other                                                                                                    (280)       (254)     (286)
                                                                                                     --------    --------   -------
 Total deferred tax liabilities                                                                      $(18,885)   $(11,464)  $(8,597)
                                                                                                     --------    --------   -------
 Net deferred tax liability                                                                          $(11,988)   $ (8,024)  $(5,828)
                                                                                                     ========    ========   =======


Deferred taxes, which are classified into a net current and non-current balance, are presented in the balance sheet as follows:

Deferred tax assets related to:


Current deferred tax (liability) asset                                                                $   (213)   $    --   $  (229)
Non-current deferred tax liability                                                                     (11,775)    (8,024)   (5,660)
Deferred tax asset in other assets                                                                          --         --        61
                                                                                                      --------    -------   -------
 Net deferred tax liability                                                                           $(11,988)   $(8,024)  $(5,828)
                                                                                                      ========    =======   =======

NOTE 4
PREFERRED STOCK

Artesian Resources had two classes of preferred stock outstanding. On February 21, 2003, the Company redeemed all 10,868 outstanding shares of the 7% Prior Preferred stock for $30.00 per share. The 7% Prior Preferred stock (on which dividends were cumulative) was redeemable at Artesian Resources' option at $30.00 per share plus accrued dividends. Since notice of redemption was in January 2003, $271,700 of preferred stock was reclassified to Notes Payable as of December 31, 2002. The 9.96% Series Cumulative Prior Preferred stock had an annual sinking fund provision (mandatory redemption requirements). Under the mandatory sinking fund provisions, on February 1, 2004 the Company redeemed the remaining 4,000 shares of the 9.96% Series for $100,000. The Company also has 100,000 shares of $1.00 par value Series Preferred stock authorized but unissued. See the Consolidated Statements of Stockholders' Equity.

There are 40,000 authorized shares of the 9.96% Series Cumulative Prior Preferred stock with a par value of $25 per share, of which 4,000 and 8,000 shares were outstanding as of December 31, 2003 and 2002, respectively. Cash dividends paid in 2003 and 2002 were $12,000 and $22,000, respectively.

NOTE 5
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

The Class A Non-Voting Common Stock ("Class A Stock") of Artesian Resources trades on the NASDAQ National Market under the symbol ARTNA. The Class B Common Stock of Artesian Resources trades on the NASDAQ's OTC Bulletin Board under the symbol ARTNB.

Under Artesian Resources' dividend reinvestment plan, which allows for reinvestment of cash dividends and optional cash payments, stockholders were issued 13,442, 10,773 and 9,906 shares at fair market value for the investment of $376,000, $320,000 and $259,000 of their monies in the years 2003, 2002 and
2001, respectively.

NOTE 6
DEBT

Artesian Water has available three unsecured lines of credit, with no financial covenant restrictions, totaling $35.0 million at December 31, 2003, which are renewable annually at each of the bank's discretion. Borrowings under the lines of credit bear interest based on the London Interbank Offering Rate ("LIBOR") plus 1.0% for 30, 60, 90, or 180 days or the banks' federal funds rate plus 1.0%, at the option of Artesian Water.

At December 31, 2003, 2002 and 2001, Artesian Water had $12.5 million,
$17.8 million and $16.1 million outstanding under these lines at weighted average interest rates of 2.0%, 2.3% and 2.6%, respectively. The maximum amount outstanding was $18.2 million, $24.4 million and $16.7 million in 2003, 2002 and 2001, respectively. The twelve month average amount outstanding was approximately $8.6 million, $16.5 million and $14.2 million, at weighted average annual interest rates of 2.2%, 2.7% and 4.8% in 2003, 2002 and 2001, respectively.

As of December 31, 2003 and 2002, substantially all of Artesian Water's utility plant was pledged as security for the First Mortgage Bonds. In addition, the trust indentures, relating to these First Mortgage Bonds contain covenants which limit long-term debt, including the current portion thereof, to 66 2/3% of total capitalization including the current portion of the long-term debt, and which, in certain circumstances, could restrict the payment of cash dividends. As of December 31, 2003, however, no dividend restrictions were imposed under these covenants.

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

On January 31, 2003, Artesian Water issued a $25.0 million, 6.58%, 15 year Series P First Mortgage Bond to redeem the Series L $10.0 million First Mortgage Bond due February 1, 2003 and to pay down the lines of credit. On January 31, 2018, the Series P First Mortgage Bond matures. As such, the Company reclassified $14,943,000 from Notes Payable to Long-term Debt on the Balance Sheet as of December 31, 2002.

On February 25, 2003, Artesian Water entered into an agreement to borrow funds from the Delaware Drinking Water State Revolving Fund (the "Fund"). The Company previously received a binding commitment offer from the Fund for a loan in the amount of $2,900,285 for a term of twenty years at an interest rate of 3.57%. The loan will be used for costs associated with the installation of new public water systems for Keen-wick West/Keen-wick South and Route 54, Phase II projects in Sussex County, Delaware. The funds will be disbursed as construction is completed. We have requested and received disbursements of $1,745,646 through February 26, 2004, of which $1,318,750 was received at December 31, 2003.

On December 23, 2003, Artesian Water issued $15.4 million, 4.75%, 40 year Series Q First Mortgage Bonds. These bonds are tax free and were issued for the Company through the Delaware Economic Development Authority to finance utility construction projects. The proceeds of this issuance are held in trust and restricted for the purpose of financing specific utility construction projects and were recorded as restricted cash at December 31, 2003.

On May 4, 1999, Artesian Resources purchased 126,353 shares of Class B Common Stock and 24,165 shares of Class A Non-Voting Common Stock from Helena C. Taylor and Ellis D. Taylor in exchange for a promissory note (the "Note") in the principal amount of $4,450,000 representing the purchase price of the stock, with a discounted present value of $4,307,000. The Note was payable quarterly, on a calendar basis, over a four-year period and in sixteen equal principal installments of $278,125 commencing on June 30, 1999. The outstanding balance on the Note bore interest in an amount computed based on the quarterly dividend the Taylors would have received on the stock transferred to Artesian Resources but not yet paid for by Artesian Resources. In addition, the principal installment was adjusted on a quarterly basis to reflect changes in the book value per common share of the Company as reported in its most recent quarterly financial statement distributed to stockholders prior to the quarterly payment. Such amounts represented contingent purchase price of the stock and were charged to retained earnings. The note was paid in full on March 25, 2003.

Long-term debt consists of:

                                                                        December 31,
      In thousands                                                    2003       2002
                                                                     -------   -------
      First mortgage bonds
         Series L, 8.03%, due February 1, 2003                       $    --   $10,000
         Series M, 7.84%, due December 31, 2007                       10,000    10,000
         Series N, 7.56%, due December 31, 2007                        5,000     5,000
         Series O, 8.17%, due December 29, 2020                       20,000    20,000
         Series P, 6.58%, due December 31, 2018                       25,000        --
         Series Q, 4.75%, due December 1, 2043                        15,400        --
                                                                     -------   -------
                                                                      75,400    45,000
      Note payable to Ellis & Helena Taylor                               --       278
      State revolving fund loan                                        5,346     4,170
      Note payable                                                        --    14,943
                                                                     -------   -------
                                                                      80,746    64,391
      Less current maturities                                            188       421
                                                                     -------   -------
                                                                     $80,558   $63,970
                                                                     =======   =======

Payments due during the next five years:

      In thousands                                                                            2004   2005    2006     2007     2008
                                                                                              ----   ----    ----    -------   ----
      Long-term debt                                                                          $ --   $ --    $ --    $15,000   $ --
      State revolving fund loan                                                                188    222     229        237    244
                                                                                              ----   ----    ----    -------   ----
         Total payments                                                                       $188   $222    $229    $15,237   $244
                                                                                              ====   ====    ====    =======   ====


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

Non-utility operating revenue consisted of $387,000, $287,000 and $116,000 received by Artesian Wastewater in 2003, 2002 and 2001.

On July 17, 2002, Artesian Wastewater began contractual operations of a wastewater treatment plant for which AquaStructure has a twenty-year agreement with a Delaware municipality. This agreement shall be extended for an additional twenty years unless advance notice is given. The current term for the agreement is due to be completed on February 1, 2021.

Non-utility operating expenses are as follows:

      In thousands                                                                                        2003   2002    2001
                                                                                                          ----   ----    ----
      Artesian Wastewater                                                                                 $239   $194    $66
      Artesian Resources                                                                                     5      1      2
      Artesian Development                                                                                   1      1      5
                                                                                                          ----   ----    ---
         Total                                                                                            $245   $196    $73
                                                                                                          ====   ====    ===


NOTE 8

RELATED PARTY TRANSACTIONS

The office building and shop complex utilized by Artesian Water were leased at an average annual rental of $173,000 from the former partners of White Clay Realty who owned the property jointly as tenants in common. Dian C. Taylor, Chair and Chief Executive Officer of Artesian Resources, was a tenant in common and John R. Eisenbrey, Jr., a director of Artesian Resources, was a beneficiary of a tenant in common. The rental of $173,000 was below market rates. In December 2002, Artesian Water filed a condemnation action in the Delaware Superior Court, seeking to acquire title to the office and shop complex leased by Artesian Water, known as 664 Churchmans Road, Newark, Delaware (the "Property"). Artesian Water filed this action under its statutory power of eminent domain against the owner of the Property, White Clay Realty, a Delaware Limited Partnership, and each of the limited partners. The Superior Court ruled that since White Clay Realty had no general partner, the partnership was dissolved and all of the former partners owned the Property jointly as tenants in common. A special committee of the Board of Directors of Artesian Water, composed entirely of outside directors who had no ownership interest in the Property, made the determination to purchase the Property through the condemnation procedures. Under this procedure, if the acquisition of the Property is approved by the court, the fair market value of the Property will be determined by a panel of commissioners after an evidentiary hearing. Artesian Water's independent appraiser valued the Property to be worth $3,800,000. In December 2002, Artesian Water issued a payment to the Prothonotary for the State of Delaware for $3,800,000. As the court delayed payment until the matter was decided, the amount was refunded to Artesian Water in June 2003. Until a final determination of the condemnation, the parties agreed that Artesian Water could continue to occupy the Property under the terms of the lease with a quarterly rental payment of $43,361. Pursuant to a deadline set by the Superior Court, the owners of the Property submitted an independent appraisal that valued the Property to be worth $4,800,000. The condemnation case was scheduled for trial on October 20, 2003, wherein the fair market value of the Property would have been determined by a panel of three Commissioners after an evidentiary hearing. Prior to the commencement of the trial, all parties agreed to settle the case for a purchase price of $4,500,000 paid by Artesian Water on October 20, 2003. The decision to settle on the part of Artesian Water was made by the Special Committee of independent directors and with the recommendation of special counsel to the Special Committee. The settlement was approved by order of the Superior Court on October 20, 2003. The Court also approved applications of two of the tenants in common (neither of whom is an officer or director of Artesian) for their expenses, totaling $50,000, to be paid by Artesian Water, to which applications Artesian Water did not object.

Rental expense associated with related party transactions are as follows:

      In thousands                                                                                        2003   2002    2001
                                                                                                          ----   ----    ----
      White Clay Realty                                                                                   $139   $175    $178


NOTE 9

STOCK COMPENSATION PLANS

In 1992, the Company instituted the 1992 Non-Qualified Stock Option Plan (1992
Plan), which was subsequently amended in 1998. Under the 1992 Plan, options to purchase shares of Class A Stock may be granted to employees at prices not less than 85% of the fair market value on the date of grant. The number of authorized shares is 375,000. Employees who participate and who are not executive officers or directors of the Company may receive options to purchase up to 1,000 shares. Each director or officer who participates in any year may request an option to purchase 3,000 shares of Class A Stock. The option price for directors and officers of the Company is 90% of the fair market value on the date of grant. Options granted under this plan to employees who are not executive officers or directors extend for a period of one year. Options granted to officers and directors extend for a period of ten years. All options are exercisable after six months of service from the date of initial grant, and are adjusted for stock dividends and splits. Employees, officers and directors become eligible to exercise options under the 1992 plan after one year of service to the Company.

In 1996, the Company instituted the Incentive Stock Option Plan (the ISO
Plan), under which the Company is authorized to grant options up to 150,000 shares of Class A Stock to its key employees and officers. Options are granted at the fair market value on the date of grant. The option exercise period shall not exceed ten years from the date of grant and will be determined by the Stock Option Committee of the Board of Directors for each stock option granted. Options granted will vest in accordance with the terms and conditions determined by the Stock Option Committee of the Board of Directors and are adjusted for stock dividends and splits.

The following summary reflects changes in the shares of Class A Stock under option:


                                                                                 2003                  2002                  2001
                                                                               Weighted              Weighted              Weighted
                                                                               Average                Average               Average
                                                                      2003     Exercise     2002     Exercise     2001     Exercise
                                                                     Shares     Price      Shares      Price     Shares      Price
Plan options
 Outstanding at beginning of year                                   273,641    $14.085    258,907     $12.982    223,527    $12.093
 Granted                                                             54,704    $21.076     47,200     $18.516     60,542    $15.851
 Exercised                                                           (9,948)   $14.671    (27,799)    $10.973     (8,194)   $ 9.968
 Canceled                                                            (3,604)   $11.582     (4,667)    $16.255    (16,968)   $12.962
                                                                    -------    -------    -------     -------    -------    -------
 Outstanding at end of year                                         314,793    $15.310    273,641     $14.085    258,907    $12.982
Options exercisable at year end                                     248,623    $14.400    219,731     $13.693    181,811    $11.856
Weighted average fair value of options granted during the year                 $22.170                $20.786               $16.277


The following tables summarize information about employee and director stock options outstanding at December 31, 2003:

Options Outstanding


                              Range of                                   Shares Outstanding     Weighted Average   Weighted Average
                           Exercise Price                               at December 31, 2003     Remaining Life     Exercise Price
                           $8.473-$15.417                                      182,242             4.87 Years           $12.529
                           $16.267-$22.920                                     132,551             8.14 Years           $19.134
Options Exercisable
                              Range of                                   Shares Exercisable     Weighted Average
                           Exercise Price                               at December 31, 2003     Exercise Price
                           $8.473-$15.417                                      166,912                $12.316
                           $16.267-$22.920                                      81,711                $18.655


NOTE 10

EMPLOYEE BENEFIT PLANS

401(k) Plan

Artesian Resources has a defined contribution 401(k) Salary Reduction Plan
(Plan) which covers substantially all employees. Under the terms of the Plan, Artesian Resources contributes 2% of eligible salaries and wages and matches employee contributions up to 6% of gross pay at a rate of 50%. Artesian Resources may, at its option, make additional contributions of up to 3% of eligible salaries and wages. No such additional contributions were made in 2003, 2002 and 2001. Plan expenses, which include Company contributions and administrative fees, for the years 2003, 2002 and 2001, were approximately $420,000, $374,000 and $310,000, respectively.

Postretirement Benefit Plan

Artesian Water has a Postretirement Benefit Plan (Benefit Plan), which provides medical and life insurance benefits to certain retired employees. Prior to the amendment of the Benefit Plan, substantially all employees could become eligible for these benefits if they reach retirement age while still working for Artesian Water.

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

Artesian Water recognized an offsetting regulatory asset with respect to the SFAS 106 liability. This asset is recorded based on the PSC order, which permits Artesian Water to continue recovery of postretirement health care and life insurance expense on a pay-as-you-go basis for the remaining eligible employees. Artesian Water anticipates liquidating its SFAS 106 obligation and substantially recovering the expenses in rates over a period of approximately 20 years (based on the age and life expectancy of the remaining eligible participants). Further, expense recovery as a percentage of rates is expected to remain constant over the initial years, and then decline until the obligation is liquidated. Amounts charged to expense were $66,000, $62,000 and $95,000 for 2003, 2002 and 2001, respectively.

Supplemental Pension Plan

Effective October 1, 1994, Artesian Water established a Supplemental Pension Plan (Supplemental Plan) to provide additional retirement benefits to full-time employees hired prior to April 26, 1994. The purpose of the Supplemental Plan is to help employees save for future retiree medical costs, which will be paid by employees. The Supplemental Plan accomplishes this objective by providing additional cash resources to employees upon a termination of employment or retirement, to meet the cost of future medical expenses. Artesian Water has established a contribution based upon each employee's years of service ranging from 2% to 6% of eligible salaries and wages. Artesian Water also provides additional benefits to individuals who were over age 50 as of January 1, 1994. These individuals are referred to as the "Transition Group." Effective November 1, 1994, individuals eligible for the Transition Group had the opportunity to defer compensation to the Supplemental Plan, and to receive a transition matching contribution for 5 years. Each one-dollar of eligible salaries and wages deferred by the Transition Group was matched with three, four, or five dollars by Artesian Water based on the employee's years of service subject to certain limitations under the federal tax rules. Plan expenses, which include Company contributions and administrative fees, for the years 2003, 2002 and 2001 were approximately $240,000, $239,000 and $220,000, respectively.

In December 2003, the FASB issued revised Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106." This statement requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. Disclosures for earlier annual periods presented for comparative purposes are restated. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The additional disclosures required for our postretirement benefit obligation are presented below. The measurement date used to determine the postretirement benefit obligation was December 31.

Benefit Obligations and Funded Status


                                                           Fiscal Year Ending
In thousands                                             12/31/2003   12/31/2002
Change in Accumulated Postretirement Benefit
  Obligation
 Accumulated Postretirement Benefit Obligation at
  the Beginning of the Year                               $   952       $ 1,008
 Service Cost                                                   0             0
 Interest Cost                                                 64            68
 Actuarial (Gain) or Loss                                      63           (45)
 Benefits Paid                                                (84)          (82)
 Plan Participant's Contributions                               3             3
                                                          -------       -------
 Accumulated Postretirement Benefit Obligation at
  the End of the Year                                         998           952
Change in Plan Assets
 Fair Value of Plan Assets at the Beginning of the
  Year                                                          0             0
 Benefits Paid                                                (84)          (82)
 Employer Contributions                                        81            79
 Plan Participant's Contributions                               3             3
 Fair Value of Assets at the End of the Year                    0             0
Net Amount Recognized
 Funded Status                                               (998)         (952)
 Unrecognized Transition Obligation (Asset)                    85            93
 Unrecognized Net (Gain) or Loss                             (319)         (439)
                                                          -------       -------
 Net Amount Recognized:                                    (1,232)       (1,298)
Amounts Recognized in the Statement of Financial
  Position
 Accrued Benefit Liability                                 (1,232)       (1,298)
                                                          -------       -------
 Net Amount Recognized                                    $(1,232)      $(1,298)
Weighted Average Assumptions at the End of the Year
 Discount Rate                                               6.00%        6.50%
 Rate of Compensation Increase                               0.00%        0.00%
Assumed Health Care Cost Trend Rates
 Health Care Cost Trend Rate Assumed for Next Year          11.00%       12.00%
 Ultimate Rate                                               5.00%        5.00%
 Year that the Ultimate Rate is Reached                      2010          2010

Net Periodic Pension Cost


                                                           Fiscal Year Ending
In thousands                                             12/31/2003   12/31/2002
Interest Cost                                              $   64       $    68
Amortization of Net (Gain) or Loss                         $  (57)      $   (60)
Amortization of Transition Obligation/(Asset)              $    8       $     8
Total FAS 106 Net Periodic Benefit Cost                    $   15       $    16
Total Net Periodic Benefit Cost                            $   15       $    16
Weighted Average Assumptions
 Discount Rate                                               6.50%        7.00%
 Expected Return on Plan Assets                              0.00%        0.00%
 Rate of Compensation Increase                               0.00%        0.00%
Assumed Health Care Cost Trend Rates
 Health Care Cost Trend Rate Assumed for Current
  Year                                                      12.00%       12.00%
 Ultimate Rate                                               5.00%        5.00%
 Year that the Ultimate Rate is Reached                      2010          2009

Impact of One-Percentage-Point Change in Assumed          Increase     Decrease
  Health Care Cost Trend Rates                            --------     --------
Effect on Service Cost & Interest Cost                     $    4       $    (3)
Effect on Postretirement Benefit Obligation                $   58       $   (52)


The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law on December 8, 2003. In accordance with FASB Staff Position FAS 106-1, the Company has made a one-time election to defer recognition of the effects of the law in the accounting for its plan under FAS 106 and in providing disclosures related to the plan until authoritative guidance on the accounting for the federal prescription drug subsidy is issued. Any measures of the Accumulated Postretirement Benefit Obligation or Net Periodic Postretirement Benefit Cost in this report do not reflect the effects of the Act on the plan. Authoritative guidance is pending and, when issued, could require the Company to change previously reported information.

Contributions
Artesian Water expects to contribute $84,000 to its postretirement benefit plan in 2004.

                                                              Other Benefits
         In thousands                                         --------------
         2004                                                             $ 87
         2005                                                               90
         2006                                                               93
         2007                                                               96
         2008                                                               99
         2009-2013                                                        $549


NOTE 11

COMMITMENTS

In 1997, Artesian Water entered into a 33-year operating lease for a parcel of land with improvements located in South Bethany, a municipality in Sussex County, Delaware. The annual lease payments increase each year by the most recent increase in the Consumer Price Index for Urban Workers ("CPI-U") as published by the U.S. Department of Labor, Bureau of Labor Statistics.

During 1996, Artesian Water entered into a 10-year lease commitment for office space. Rent expense for 2003, 2002 and 2001 for the office space was $72,000, $71,000, and $69,000, respectively.

Future minimum annual rental payments under these lease obligations for the five years subsequent to 2003 are as follows:


In thousands
2004                                                                        $ 80
2005                                                                          81
2006                                                                          18
2007                                                                           5
2008                                                                           5
                                                                            ----
                                                                            $189
                                                                            ====


Artesian Water has two water service interconnection agreements with two neighboring utilities which require minimum annual purchases. Rates charged under all agreements are subject to change. Effective August 1, 1997, Artesian Water renegotiated the contract with the Chester Water Authority to, among other things, reduce the minimum purchase requirements from 1,459 million gallons to 1,095 million gallons annually and to extend the contract through the year 2021. The interconnection agreement with the City of Wilmington expires in 2006. The minimum annual purchase commitments for all interconnection agreements for 2004 through 2008 and the aggregate total for the years 2009 through 2021, at current rates, are as follows:


In thousands
2004                                                                     $ 2,973
2005                                                                       2,966
2006                                                                       2,966
2007                                                                       2,672
2008                                                                       2,679
2009 through 2021                                                         34,755
                                                                         -------
                                                                         $49,011
                                                                         =======


Expenses for purchased water were $2,976,000, $2,485,000 and $2,752,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

In 2001, Artesian Water entered into a 5-year agreement with Allied Painting, Inc. to paint all tanks that are scheduled to be painted in the following 5 years, including 2001. The expenditures committed to in the agreement for the years 2004-2005 are as follows:


In thousands
2004                                                                        $249
2005                                                                         249
                                                                            ----
                                                                            $498
                                                                            ====


Budgeted mandatory utility plant expenditures, due to planned governmental highway projects which require the relocation of Artesian Water's water service mains, expected to be incurred in 2004 through 2008 are as follows:


In thousands                                                         (unaudited)
2004                                                                    $1,546
2005                                                                     1,215
2006                                                                     1,100
2007                                                                       500
2008                                                                       600
                                                                        ------
                                                                        $4,961
                                                                        ======

The exact timing and extent of these relocation projects is controlled primarily by the Delaware Department of Transportation.

NOTE 12

GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water and Artesian Water Pennsylvania provide water utility service to customers within their established service territory in all three counties of Delaware and in portions of Pennsylvania, pursuant to rates filed with and approved by the PSC and the PAPUC. As of December 31, 2003, Artesian Water was serving 69,687 customers and Artesian Water Pennsylvania was serving 39 customers.

NOTE 13

RATE PROCEEDINGS

On February 5, 2004, Artesian Water filed a petition with the Delaware Public Service Commission to implement new rates to meet a requested increase in revenue of 24%, or approximately $8.8 million, on an annualized basis. Artesian Water anticipates placing temporary rates into effect, 60 days from the filing date, up to the statutory limit of $2.5 million on an annual basis, under bond until the level of permanent rates is decided by the Delaware Public Service Commission.

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

Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge (DSIC). This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC process significantly reduces expenses when compared to those typically associated with general rate increase requests. We requested on May 30, 2003 and subsequently implemented a 0.39% overall surcharge for bills rendered subsequent to July 1, 2003. Through this charge, we generated approximately $80,000 in revenues during 2003. Furthermore, we requested on November 30, 2003, and subsequently implemented, a 1.13% DSIC surcharge for bills rendered subsequent to January 1, 2004. This surcharge was designed and is expected to generate approximately $204,000 in revenues between January and June of 2004.

NOTE 14

NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding. Diluted net income per common share is based on the weighted average number of common shares outstanding and potentially dilutive effect of employee stock options.

The following table summarizes the shares used in computing basic and diluted net income per common share:


                                                                                                                   Years Ended
                                                                                                                  December 31,
                                                                                                             ----------------------
In thousands                                                                                                  2003    2002     2001
                                                                                                             -----    -----   -----
Average common shares outstanding during the
  period for Basic computation                                                                               3,880    3,533   3,039
Dilutive effect of employee stock options                                                                      112       79      69
                                                                                                             -----    -----   -----
Average common shares outstanding during the
  period for Diluted computation                                                                             3,992    3,612   3,108
                                                                                                             =====    =====   =====


Equity per common share was $13.51, $14.48 and $11.25 at December 31, 2003, 2002 and 2001, respectively. These amounts were computed by dividing stockholders' equity excluding preferred stock by the number of basic weighted average shares of common stock outstanding at the end of each year.

NOTE 15

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents certain historical consolidated statements of operations data for each quarter for the fiscal years ended December 31, 2003 and 2002:


In thousands (except                                       First Quarter     Second Quarter      Third Quarter      Fourth Quarter
per share data)                                           2003      2002     2003      2002     2003      2002      2003      2002
Operating revenues                                       $8,538    $7,744   $9,453    $8,644   $9,227    $9,460    $9,077   $ 8,749
Operating income                                         $1,865    $1,512   $2,376    $1,856   $2,205    $2,551    $2,082   $ 2,256
Net income applicable to common stock                    $  708    $  536   $1,217    $  898   $1,052    $1,518    $  868   $$1,173
Income per common share
   Basic                                                 $ 0.18    $ 0.17   $ 0.31    $ 0.27   $ 0.27    $ 0.39    $ 0.22   $  0.30
   Diluted                                               $ 0.18    $ 0.17   $ 0.31    $ 0.26   $ 0.26    $ 0.39    $ 0.22   $  0.30


NOTE 16

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued revised Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106." This statement requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans. Disclosures for earlier annual periods presented for comparative purposes are restated. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The additional disclosures required for our postretirement benefit obligation are presented in Note 10.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003 and effective for other instruments beginning at the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on our financial condition or results of operation.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting related to derivatives and hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. The adoption of this statement did not have a material impact on our financial condition or results of operation.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Statement No. 148 amends Statement No. 123, "Accounting for Stock-Based Compensation," by providing an alternate method of transitioning to fair value based accounting for stock-based compensation for those who choose to change. It also amends disclosure requirements for both annual and interim financial statements. Certain of the disclosure modifications were required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies EITF 94-3, which addressed this subject. The statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred. Our adoption of this statement did not have a material impact on our financial condition or results of operation.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. " Statement No. 145 eliminates accounting treatment described in Statements 4 and 64 related to Extinguishment of Debt and amends Statement 13 regarding the use of sale -- lease back accounting. Our adoption of this statement did not have a material impact on our financial condition or results of operation.

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement No. 143 requires recognition of a liability at fair value and an increase to the carrying value of the related asset for any retirement obligation. This amount would then be amortized over the life of the asset. The liability would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows. This statement is effective January 2003. Our adoption of this statement did not have a material impact on our financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Artesian Resources Corporation:

We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in
Item 15 of this Form 10-K. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artesian Resources Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 11, 2004

Item 9. -- Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A -- Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 3, 2004 was carried out by us under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of our internal controls, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    PART III


Item 10. -- Directors and Executive Officers.

Name                      Age                    Position

Dian C. Taylor            58     Director since 1991, Chair of the Board since
                                 July 1993, and Chief Executive Officer and
                                 President of Artesian Resources Corporation and its subsidiaries since September 1992.
                                 Ms. Taylor has been employed by the Company since August 1991. She was formerly a consultant to the Small Business Development
                                 Center at the University of Delaware from February 1991 to August 1991 and Owner and
                                 President of Achievement Resources Inc. from
                                 1977 to 1991. Achievement Resources, Inc.
                                 specialized in strategic planning, marketing, entrepreneurial and human resources development consulting. Ms. Taylor was a marketing director for SMI, Inc. from 1982 to 1985. Ms. Taylor is the sister of Norman H.
                                 Taylor, Jr. and the aunt of John R.
                                 Eisenbrey, Jr. She serves on the Executive and Budget Committees.

Kenneth R. Biederman      60     Director since 1991, Professor of Finance at
                                 the College of Business and Economics of the University of Delaware since May 1996.
                                 Interim Dean of the College of Business and Economics of the University of Delaware from February 1999 to June 2000. Dean of the
                                 College of Business and Economics of the University of Delaware from 1990 to 1996.
                                 Director of Chase Manhattan Bank USA from
                                 1993 to 1996. Formerly a financial and
                                 banking consultant from 1989 to 1990 and President of Gibraltar Bank from 1987 to
                                 1989. Previously Chief Executive Officer and
                                 Chairman of the Board of West Chester Savings
                                 Bank; Economist and former Treasurer of the State of New Jersey and Staff Economist for the United States Senate Budget Committee. He serves on the Executive; Audit; Personnel, Compensation and Benefits; Budget; and Stock
                                 Option Committees.

John R. Eisenbrey, Jr.    48     Director since 1993, owner and President of
                                 Bear Industries, Inc., a privately held
                                 mechanical contracting firm specializing in fire protection, for more than seventeen years. Mr. Eisenbrey is the nephew of Dian C.
                                 Taylor and Norman H. Taylor, Jr. He serves on the Audit; Personnel, Compensation, and
                                 Benefits; and Stock Option Committees.

Norman H. Taylor, Jr.     64     Director since 2001, Manager of Construction,
                                 Facilities, and Transportation of Artesian
                                 Water Company, Inc. since July 1997.
                                 Mr. Taylor has been employed by Artesian
                                 Water Company, Inc. since 1965 and has held various operational and supervisory positions within the Company. Mr. Taylor is the brother of Dian C. Taylor and the uncle of John R.
                                 Eisenbrey, Jr. He serves on the Budget
                                 Committee.

William C. Wyer           57     Director since 1991, Managing Director of
                                 Wilmington Renaissance Corporation (formerly
                                 Wilmington 2000) since January 1998.
                                 Wilmington Renaissance Corporation is a
                                 private organization seeking to revitalize the City of Wilmington, Delaware. Mr. Wyer has served as a Director and member of the Audit Committee of GMAC Bank since August
                                 2001. President of All Nation Life Insurance and Senior Vice President of Blue Cross/Blue
                                 Shield of Delaware from September 1995 to
                                 January 1998. Managing Director of Wilmington
                                 2000 from May 1993 to September 1995.
                                 Formerly President of Wyer Group, Inc. from
                                 1991 to 1993 and Commerce Enterprise Group from 1989 to 1991, both of which are management-consulting firms specializing in operations reviews designed to increase productivity, cut overhead and increase competitiveness, and President of the
                                 Delaware State Chamber of Commerce from 1978 to 1989. He serves on the Executive; Audit;
                                 Budget; Stock Option; and Personnel,
                                 Compensation and Benefits Committees.

Joseph A. DiNunzio        41     Senior Vice President and Corporate Secretary
                                 of Artesian Resources Corporation and its Subsidiaries since March 2000. Mr. DiNunzio previously served as Vice President and Secretary of Artesian Resources Corporation and its Subsidiaries since January 1995.
                                 Mr. DiNunzio has been employed by the Company since 1989 and has held various executive and management level positions within the
                                 Company. Prior to joining Artesian,
                                 Mr. DiNunzio was employed by
                                 PriceWaterhouseCoopers LLP from 1984 to 1989.

Bruce P. Kraeuter         54     Vice President of Engineering and Planning of
                                 Artesian Water Company, Inc. Mr. Kraeuter has served as an officer since March 1995.
                                 Mr. Kraeuter has been employed by the Company since July 1989 and has held various executive and operational positions within the Company. Mr. Kraeuter served as Senior
                                 Engineer with the Water Resources Agency for
                                 New Castle County, Delaware from 1974 to
                                 1989.

John J. Schreppler, II    47     Vice President, Assistant Secretary and
                                 General Counsel of Artesian Resources
                                 Corporation and Artesian Water Company, Inc.
                                 since July 2000. Prior to joining the Company he practiced law in Wilmington, Delaware as John J. Schreppler, II P.A. from February
                                 1999, and before that as a partner in The
                                 Bayard Firm from 1988 to 1999.

David B. Spacht           44     Vice President, Chief Financial Officer and
                                 Treasurer of Artesian Resources Corporation and its Subsidiaries since January 1995. The
                                 Company has employed Mr. Spacht since 1980 and he has held various executive and management level positions within the
                                 Company.

John M. Thaeder           46     Vice President of Operations of Artesian
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

In accordance with the provisions of the Company's By-laws, the Board is divided into three classes. Members of each class serve for three years and one class is elected each year to serve a term until his or her successor shall have been elected and qualified or until earlier resignation or removal. Norman H. Taylor, Jr. and William C. Wyer have been nominated for election to the Board of Directors to be voted by the Class B shareholders at the Annual Meeting to be held on April 28, 2004.

The executive officers are elected or approved by our Board or our appropriate subsidiary to serve until his or her successor is appointed or shall have been qualified or until earlier death, resignation or removal.

During fiscal year 2003, the Board of Directors had a standing audit committee, consisting of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer. The Board of Directors has also determined that each member of the audit committee meets the independence requirements prescribed by the listing standards of the Nasdaq National Market and the rules and regulations of the Securities and Exchange Commission. The Board of Directors has further determined that Mr. Biederman, a member of the audit committee, is an "audit committee financial expert" as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC. Mr. Biederman meets the independence criteria prescribed by applicable law and the rules of the SEC for audit committee membership and is an "independent director" as defined in the NASD Rule 4200(a)(15).

The Company adopted a code of ethics applicable to its chief executive officer, chief financial officer, controller or principal accounting officer, and any person who performs a similar function, which is a "code of ethics" as defined by applicable rules of the Securities and Exchange Commission. This code is publicly available on the Company's website at www.artesianwater.com. If the Company makes any amendments to this code other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company's chief executive officer, chief financial officer, controller or principal accounting officer, and any person who performs a similar function, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, directors, officers and certain beneficial owners of the Company's equity securities are required to file reports of their transactions in the Company's equity securities with the Securities and Exchange Commission on specified due dates. With respect to the fiscal year 2003, reports of transactions by all directors, officers and such beneficial holders were timely filed. In making this statement, the Company has relied on the written representations of its directors, officers and ten percent (10%) stockholders and copies of the reports that they filed with the Securities and Exchange Commission.

Item 11. -- Executive Compensation.

The following table sets forth a summary of the compensation for the three most recent fiscal years earned by the Chief Executive Officer and the next five highest paid executive officers whose annual salaries and bonuses exceeded $100,000 for the fiscal year 2003.

                                                                                Summary Compensation Table

                                                                                                                 Long Term
                                                                     Annual Compensation                      Compensation(5)
                                                                                                        Number of
                                                                                                        Securities
                                                                                            Other       Underlying
                                                                                           Annual        Options        All Other
Name and Principal Position                              Year     Salary      Bonus     Compensation     Awarded     Compensation $

Dian C. Taylor                                           2003    $271,401   $111,211(1)    $25,148(4)      4,500       $24,237(5)
 Director, Chair,                                        2002    $214,250   $ 86,480(2)    $47,512(4)      4,500       $17,605(5)
 CEO & President                                         2001    $204,615   $ 75,665(3)    $29,554(4)     12,000       $16,687(5)

Joseph A. DiNunzio                                       2003    $177,519   $ 32,210(1)    $ 1,296         4,500       $16,905(5)
 Senior Vice President &                                 2002    $162,000   $ 27,245(2)    $   780         4,500       $15,772(5)
 Corporate Secretary                                     2001    $142,692   $ 49,115(3)    $ 1,313         7,500       $13,211(5)

David B. Spacht                                          2003    $154,638   $ 24,515(1)    $   992         4,500       $16,397(5)
 Vice President,                                         2002    $142,294   $ 20,072(2)    $ 1,212         4,500       $10,962(5)
 Chief Financial Officer                                 2001    $131,250   $ 35,236(3)    $   959         4,500       $10,134(5)
 & Treasurer

Bruce P. Kraeuter                                        2003    $136,794   $ 24,687(1)    $ 1,583         4,500       $13,980(5)
 Vice President of                                       2002    $125,875   $ 21,333(2)    $ 1,391         4,500       $12,904(5)
 Engineering & Planning                                  2001    $116,106   $ 35,424(3)    $ 1,980         4,500       $12,393(5)

John J. Schreppler, II                                   2003    $136,794   $ 20,932(1)    $    --         4,500       $ 7,560(5)
 Vice President, Assistant                               2002    $128,500   $ 11,363(2)    $    --         4,500       $ 2,478(5)
 Secretary & General                                     2001    $121,154   $ 32,113(3)    $    --         4,500       $       --
 Counsel

John M. Thaeder                                          2003    $136,794   $ 33,562(1)    $ 1,809         4,500       $ 7,571(5)
 Vice President of                                       2002    $125,875   $ 18,715(2)    $ 1,999         4,500       $ 6,763(5)
 Operations                                              2001    $116,106   $ 33,735(3)    $ 1,807         4,500       $ 6,738(5)

(1) Includes the realized value of the stock awards and cash bonuses approved by the Personnel, Compensation and Benefits Committee on October 29, 2003 under the Company's Cash and Stock Bonus Compensation Plan to Ms. Taylor and Messrs. DiNunzio, Spacht, Kraeuter, Schreppler and Thaeder. Ms. Taylor received $110,000 in cash. Mr. DiNunzio received 750 shares of Class A Stock and $12,077 in cash. Mr. Spacht received 500 shares of Class A Stock and $7,614 in cash. Mr. Kraeuter received 500 shares of Class A Stock and $7,773 in cash. Mr. Schreppler received 500 shares of Class A Stock and $7,374 in cash. Mr. Thaeder received 750 shares of Class A Stock and $12,613 in cash. The cash portions of the bonuses for Messrs. DiNunzio, Spacht, Kraeuter, Schreppler and Thaeder were issued to cover the individual tax liability associated with the stock bonus issued. The fair market value of the Class A Stock issued (and included in the table above) was $26.30 per share based on the closing price on the Nasdaq National Market on the date of the award.

(2) Includes the realized value of the stock awards and cash bonuses approved by the Personnel, Compensation and Benefits Committee on June 19, 2002 under the Company's Cash and Stock Bonus Compensation Plan to Ms. Taylor and Messrs. DiNunzio, Spacht, Kraeuter, Thaeder and Schreppler. Ms. Taylor received 1,500 shares of Class A Stock and $37,679 in cash. Mr. DiNunzio received 500 shares of Class A Stock and $11,245 in cash. Mr. Spacht received 300 shares of Class A Stock and $7,352 in cash. Mr. Kraeuter received 300 shares of Class A Stock and $7,669 in cash. Mr. Schreppler received 200 shares of Class A Stock and $3,926 in cash. Mr. Thaeder received 300 shares of Class A Stock and $7,669 in cash. The cash portions of the bonuses were issued to cover the individual tax liability associated with the stock bonuses issued. The fair market value of the Class A Stock issued (and included in the table above) was $31.25 per share based on the closing price on the Nasdaq National Market on the date of the award.

(3) Includes the realized value of stock awards and cash bonuses approved by the Personnel, Compensation and Benefits Committee on October 1, 2001 under the Company's Cash and Stock Bonus Compensation Plan to Ms. Taylor and Messrs. DiNunzio, Spacht, Kraeuter, Schreppler and Thaeder. Ms. Taylor received 1,200 shares of Class A Stock and $18,580 in cash. Mr. DiNunzio received 750 shares of Class A Stock and $14,005 in cash. Mr. Spacht received 500 shares of Class A Stock and $8,829 in cash. Mr. Kraeuter received 500 shares of Class A Stock and $9,004 in cash. Mr. Schreppler received 500 shares of Class A Stock and $8,566 in cash. Mr. Thaeder received 500 shares of Class A Stock and $9,004 in cash. The cash portions of the bonuses were issued to cover the individual tax liability associated with the stock bonuses issued. The fair market value of the Class A Stock issued (and included in the table above) was $26.25 per share based on the closing price on the Nasdaq National Market on the date of the award.

(4) Includes $22,400 in 2003, $22,750 in 2002 and $19,300 in 2001 received as compensation for attendance at meetings of the Board and its committees. In 2002 and 2001, Ms. Taylor received $23,705 and $8,958 respectively, in medical expense reimbursements from the Company's Officer's Medical Reimbursement Plan.

(5) The Company contributes two percent of an eligible employee's gross earnings to the 401(k) Plan. In addition, the Company matches fifty percent of the first six percent of the employee's gross earnings that the employee contributes to the 401(k) Plan. The amounts disclosed in this column include our contributions under the 401(k) Plan for the fiscal year 2003 -- Ms. Taylor $11,142, Mr. DiNunzio $8,345, Mr. Spacht $7,447, Mr. Kraeuter $7,380, Mr. Schreppler $7,560 and Mr. Thaeder $7,571; for the fiscal year 2002 -- Ms. Taylor $8,493, Mr. DiNunzio $7,978, Mr. Spacht $2,740,
    Mr. Kraeuter $6,841, Mr. Schreppler $2,478 and Mr. Thaeder $6,763; and for the fiscal year 2001 -- Ms. Taylor $8,793, Mr. DiNunzio $6,325, Mr. Spacht $2,533, Mr. Kraeuter $6,788 and Mr. Thaeder $6,738. In addition, effective October 1, 1994, the Company established a Supplemental 401(k) Retirement Plan (the "Supplemental Plan"). All employees hired before April 26, 1994 and under the age of sixty at that date are eligible for the Supplemental Plan. Employees over the age of sixty waived participation in the Supplemental Plan in order to receive Company paid medical, dental and life insurance benefits upon retirement. The Company will not provide such benefits to any other current or future employees. The amounts disclosed in this column also include our contributions under the Supplemental Plan for the fiscal year 2003 -- Ms. Taylor $13,095, Mr. DiNunzio $8,560, Mr. Spacht $8,951 and Mr. Kraeuter $6,601; for the fiscal year 2002 -- Ms. Taylor $9,112, Mr. DiNunzio $7,794, Mr. Spacht $8,221 and Mr. Kraeuter $6,063; and for the fiscal year 2001 -- Ms. Taylor $7,894, Mr. DiNunzio $6,886,
    Mr. Spacht $7,600 and Mr. Kraeuter $5,605.

Option Grants in Last Fiscal Year

The following table sets forth information regarding options granted in the 2003 fiscal year to the executive officers named in the Summary Compensation Table.


                                                                                                      Potential Realizable Value at
                                                                                                         Assumed Annual Rates of
                                                                                                       Stock Price Appreciation for
                                              Individual Grants                                               Option Term(1)
                                    ------------------------------------                              -----------------------------
Name                                 Number of     % of Total     Market    Exercise    Expiration     0% ($)    5% ($)     10% ($)
                                    Securities      Options       Price      Or Base       Date
                                    Underlying     Granted to       on      Price per
                                      Options     Employees in   Date of      Share
                                      Granted     Fiscal Year     Grant        ($)
Dian C. Taylor                       4,500(2)         10.9        $22.27     $19.95       5/21/13     $10,454    $73,487   $170,192

Joseph A. DiNunzio                   4,500(3)         10.9        $22.27     $22.27       5/21/13     $     0    $63,033   $159,738

David B. Spacht                      4,500(3)         10.9        $22.27     $22.27       5/21/13     $     0    $63,033   $159,738

Bruce P. Kraeuter                    4,500(3)         10.9        $22.27     $22.27       5/21/13     $     0    $63,033   $159,738

John J. Schreppler, II               4,500(3)         10.9        $22.27     $22.27       5/21/13     $     0    $63,033   $159,738

John M. Thaeder                      4,500(3)         10.9        $22.27     $22.27       5/21/13     $     0    $63,033   $159,738

(1) Amounts represent the hypothetical gains that could be achieved from the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of zero percent (0%), five percent (5%) and ten percent (10%) compounded annually from the date the respective options were granted to their expiration date based upon the grant price.

(2) Option granted for Class A Stock under the NQSO Plan. The grant was made on May 21, 2003 and the shares underlying the option granted will become exercisable in six months following the date of grant.

(3) Option granted for Class A Stock under the ISO Plan. The grants were made on May 21, 2003 and the shares underlying the options granted will vest annually in five equal installments from the date of grant.

Option Exercises and Fiscal Year End Values

The following table provides certain information concerning option exercises during 2003 by the executive officers named in the Summary Compensation Table and year end option values:

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values


                                                                            Number of Securities           Value of Unexercised
                                                                           Underlying Unexercised              In-the Money
                                               Shares                        Options at Fiscal               Options at Fiscal
                                             Acquired on      Value             Year End (#)                   Year End ($)
Name                                        Exercise (#)    Realized    Exercisable/Unexercisable(1)   Exercisable/Unexercisable(2)
Dian C. Taylor                                  6,000        $70,800            42,000/6,000                 $588,473/$ 63,536
Joseph A. DiNunzio                                 --        $    --           29,700/11,550                 $446,945/$110,091
David B. Spacht                                   231        $ 3,319            21,897/9,750                 $308,064/$ 89,225
Bruce P. Kraeuter                                 250        $ 2,515            16,250/9,750                 $208,217/$ 89,225
John J. Schreppler, II                             --        $    --             6,300/7,200                 $ 62,531/$ 56,435
John M. Thaeder                                    78        $   815            14,922/9,750                 $185,941/$ 89,225

(1) All securities represent options to purchase shares of the Class A Stock.

(2) Based on $27.86 per share, which was the last reported sale price of the Company's Class A Stock as reported by Nasdaq on December 31, 2003.

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

Item 12. -- Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of the equity securities of the Company, as of February 13, 2004, for each director and each executive officer named in the Summary Compensation Table and each beneficial owner of more than five percent (5%) of the outstanding shares of any class of the Company's voting securities and all directors and executive officers as a group, based in each case on information furnished to the Company. Addresses are provided for each beneficial owner of more than five percent (5%) of the Company's voting securities.


                                                                                 Class A Non-Voting              Class B Common
                                                                                  Common Stock(1)                   Stock(1)
                                                                             Shares            Percent(2)      Shares    Percent(2)
                                                                       ------------------    --------------    -------   ----------
Dian C. Taylor (3)
  664 Churchmans Road
  Newark, Delaware 19702                                                      93,390               2.8%        104,833      17.8%

Kenneth R. Biederman (3)                                                      47,250               1.4%             --         --

John R. Eisenbrey, Jr. (3)(4)
  15 Albe Drive
  Newark, Delaware 19702                                                      46,594               1.4%         30,472       5.2%

Norman H. Taylor, Jr. (3)(5)
  1597 Porter Road
  Bear, Delaware 19701                                                        38,580               1.2%        178,966      30.5%

William C. Wyer (3)                                                           45,000               1.3%             --         --

Joseph A. DiNunzio (3)(6)                                                     35,887                1.1%            69         --

Bruce P. Kraeuter (3)                                                         28,317                 --             --         --

David B. Spacht (3)                                                           20,744                 --            126         --

John J. Schreppler, II (3)                                                     7,850                 --             --         --

John M. Thaeder (3)                                                           21,038                 --            900         --

Louisa Taylor Welcher (7)
  219 Laurel Avenue
  Newark, DE 19711                                                            32,590               1.0%         89,023      15.1%

Directors and Executive Officers as a Group (10 Individuals) (3)             384,650              10.8%        315,366      53.7%

(1) The nature of ownership consists of sole voting and investment power unless otherwise indicated. The amount also includes all shares issuable to such person or group upon the exercise of options held by such person or group to the extent such options areexercisable within 60 days after February 13, 2004.

(2) The percentage of the total number of shares of the class outstanding is shown where that percentage is one percent or greater. Percentages for each person are based on the aggregate number of shares of the applicable class outstanding as of February 13, 2004, and all shares issuable to such person upon the exercise of options held by such person, to the extent such options are exercisable within 60 days of that date.

(3) Includes options to purchase shares of the Company's Class A Stock, as follows: Ms. Taylor (34,500 shares); Mr. Biederman (36,000 shares);
    Mr. Eisenbrey (16,093 shares); Mr. Taylor (15,300 shares); Mr. Wyer (36,000 shares); Mr. DiNunzio (29,700 shares); Mr. Kraeuter (16,150 shares);
    Mr. Spacht (18,226 shares); Mr. Schreppler (6,300 shares); and Mr. Thaeder (14,870 shares).

(4) Includes 520 shares of the Class B Stock owned by a trust, of which Mr. Eisenbrey, Jr. is a trustee and has a beneficial ownership interest, and 1,037 shares of the Class B Stock held in custodial accounts for Mr. Eisenbrey, Jr.'s daughters.

(5) Includes 1,077 shares of the Class B Stock and 276 shares of the Class A Stock owned by Mr. Taylor's wife for which Mr. Taylor disclaims beneficial ownership.

(6) Includes 18 shares of the Class A Stock held in custodial accounts for Mr. DiNunzio's sons.

(7) Includes 96 shares of the Class B Stock held jointly by Ms. Welcher's husband and son, 1,094 shares of the Class B Stock held by Ms. Welcher's sons, 218 shares of the Class A Stock held by Ms. Welcher's husband and 1,084 shares of the Class A Stock held by Ms. Welcher's sons, for which Ms. Welcher disclaims beneficial ownership.


                                                                               Equity Compensation Plan Information
                                                                                                              Number of securities
                                                               Number of securities                            remaining available
                                                                 to be issued upon      Weighted-average       for future issuance
                                                                    exercise of         exercise price of         under equity
Plan category                                                   outstanding options    outstanding options   compensation plans (1)
Equity compensation plans approved by security holders                303,333                $15.51                  91,324
Equity compensation plans not approved by security holders                 --                    --
                                                                      -------                                        ------
Total                                                                 303,333                                        91,324

(1) Includes 13,650 shares available for issue under the stock and cash bonus plans for officers.

Item 13. -- Certain Relationships and Related Transactions.

The corporate headquarters of Artesian Resources, Artesian Water and its other non-regulated subsidiaries are located at 664 Churchmans Road, Newark, Delaware. As of October 20, 2003, the property is owned by Artesian Water. Prior to that date, the property was leased from White Clay Realty by Artesian Water. For a discussion on the manner by which Artesian Water acquired this property, see Item 3 (Legal Proceedings).

On April 29, 1999, the Company entered into an agreement with Ellis D. Taylor, who has since passed away, and his spouse, Helena C. Taylor (the "Taylors"), to repurchase 126,353 shares of Class B Stock and 24,165 shares of Class A Stock (the "Taylor Stock") owned by the Taylors. On May 4, 1999, the Company executed a promissory note (the "Note") in the principal amount of $4,450,000 representing the purchase price of the Taylor Stock. Commencing on June 30, 1999, the Note was payable quarterly, on a calendar basis, over a four-year period. The outstanding balance on the Note bore interest in an amount based on the quarterly dividend the Taylors would have received on the Stock transferred to the Company but not yet paid for by the Company. In addition, the principal installment was adjusted on a quarterly basis to reflect changes in the book value per common share of the Company as reported in its most recent quarterly financial statement distributed to stockholders prior to the quarterly payment. For the year ended December 31, 2003, principal payments (including book value adjustments) totaled $361,000 and interest payments totaled $3,000. The note was paid in full on March 25, 2003.

Item 14. -- Principal Accountant Fees and Services.

Fees Billed by Independent Auditors

The following table sets forth the aggregate fees billed to the Company for fiscal years 2003 and 2002 by KPMG LLP:

      In thousands                                                         2003       2002
      Audit Fees                                                           $140       $150(1)
      Audit-Related Fees                                                      0          0
      Tax Fees                                                               26(2)      55(2)
      All Other Fees                                                          0          0
                                                                           ----       ----
      Total Fees                                                           $166       $205
                                                                           ====       ====

(1) Includes $50,000 for work related to the Company's equity issuance in 2002.
(2) Includes $2,000 for a tax software license.

Audit Fees consist primarily of fees for year-end audit and the review of the Company's Quarterly Reports on Form 10-Q.

Tax Fees consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, return preparation, tax audits and a tax software license.

Pursuant to policy, the Audit Committee pre-approves audit and tax services for the year as well as non-audit services to be provided by the independent auditors. Any changes in the amounts quoted are also subject to pre-approval by the committee. All of the tax fees paid in 2002 and 2003 were pre-approved by the committee.

Item 15. -- Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

                                                                       Page(s)*

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements:

          Report of Independent Auditors                                     44

          Consolidated Balance Sheets at December 31, 2003 and 2002          20

          Consolidated Statements of Operations for the three years ended
          December 31, 2003                                                  21

          Consolidated Statements of Cash Flows for the three years ended
          December 31, 2003                                                  22

          Consolidated Statements of Changes in Stockholders' Equity for the
          three years ended December 31, 2003                             23-25

          Notes to Consolidated Financial Statements                      26-43

     (2)  Financial Statement Schedule:

          Schedule II: Valuation and Qualifying Accounts                     63

     (3) Exhibits: see (c) below

(b)  Reports on Form 8-K.

     A current report on Form 8-K dated December 23, 2003 was filed with the Securities and Exchange Commission on January 6, 2004 reporting the issuance of Series Q, 4.75%, 40-year First Mortgage Bonds.

(c)  Exhibits                                                             56-57

* Page number shown refers to page number in this Report on Form 10-K

                         ARTESIAN RESOURCES CORPORATION
                            FORM 10-K ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 2003

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

4.1 Seventeenth supplemental Indenture dated as of December1 2003 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee.*

4.2 Sixteenth supplemental Indenture dated as of January 31, 2003 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee.*

4.3 Fifteenth supplemental Indenture dated as of December 1, 2000 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee.
           Incorporated by reference to the exhibits filed with the Company's Form 10-Q for the quarter ended March 31, 2002.

4.4 Thirteenth and Fourteenth Indentures dated as of June 17, 1997 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee.
           Incorporated by reference to the exhibits filed with the Company's Form 10-Q for the quarter ended June 30, 1997.

4.5 Twelfth Supplemental Indenture dated as of December 5, 1995 between Artesian Water Company, Inc. subsidiary of the Company and Wilmington Trust Company, as Trustee.
           Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

4.6 Eleventh Supplemental Indenture dated as of February 16, 1993 between Artesian Water Company, Inc., subsidiary of the Company and Principal Mutual Life Insurance Company.
           Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

4.7 Tenth Supplemental Indenture dated as of April 1, 1989 between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee. Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form 10 filed April 30, 1990 and as amended by Form 8-K filed on June 19, 1990.

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

21         Subsidiaries of the Company as of December 31, 2003.*

23.1       The consent of KPMG LLP.*

24.1       Power of Attorney (included on signature page).*

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32         Certification of Chief Executive Officer and Chief Financial
           Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
---------------
*   Filed herewith.
** Compensation plan or arrangement required to be filed or incorporated as an exhibit.

                                   SIGNATURES
                         ARTESIAN RESOURCES CORPORATION


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 5, 2004              By: /s/ David B. Spacht
                     David B. Spacht, Vice President, Chief
                        Financial Officer and Treasurer

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

Signature                                   Title                                                                      Date
Principal Executive Officer:
/s/ Dian C. Taylor
Dian C. Taylor                              President and Chief Executive Officer                                      3/5/04

Principal Financial and Accounting Officer:
/s/ David B. Spacht
David B. Spacht                             Vice President, Chief Financial Officer and Treasurer                      3/5/04

Directors:
/s/ Dian C. Taylor
Dian C. Taylor                              Director                                                                   3/5/04

/s/ Norman H. Taylor, Jr.
Norman H. Taylor, Jr.                       Director                                                                   3/5/04

/s/ Kenneth R. Biederman
Kenneth R. Biederman                        Director                                                                   3/5/04

/s/ William C. Wyer
William C. Wyer                             Director                                                                   3/5/04

/s/ John R. Eisenbrey, Jr.
John R. Eisenbrey, Jr.                      Director                                                                   3/5/04

                         ARTESIAN RESOURCES CORPORATION
                            FORM 10-K ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 2003

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

4.1 Seventeenth supplemental Indenture dated as of December1 2003 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee.*

4.2 Sixteenth supplemental Indenture dated as of January 31, 2003 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee.*

4.3 Fifteenth supplemental Indenture dated as of December 1, 2000 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee.
            Incorporated by reference to the exhibits filed with the Company's Form 10-Q for the quarter ended March 31, 2002.

4.4 Thirteenth and Fourteenth Indentures dated as of June 17, 1997 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee.
            Incorporated by reference to the exhibits filed with the Company's Form 10-Q for the quarter ended June 30, 1997.

4.5 Twelfth Supplemental Indenture dated as of December 5, 1995 between Artesian Water Company, Inc. subsidiary of the Company and Wilmington Trust Company, as Trustee.
            Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

4.6 Eleventh Supplemental Indenture dated as of February 16, 1993 between Artesian Water Company, Inc., subsidiary of the Company and Principal Mutual Life Insurance Company.
            Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

4.7 Tenth Supplemental Indenture dated as of April 1, 1989 between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee. Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form 10 filed April 30, 1990 and as amended by Form 8 filed on June 19, 1990.

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

21          Subsidiaries of the Company as of December 31, 2003.*

23.1        The consent of KPMG LLP.*

24.1        Power of Attorney (included on signature page).*

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.*
---------------
*   Filed herewith.
** Compensation plan or arrangement required to be filed or incorporated as an exhibit.