Form 10-K/A
period 2003-12-31
ARTESIAN RESOURCES CORP
filed 2004-04-06
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(AMENDMENT NO. 1)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-18516

ARTESIAN RESOURCES CORPORATION
---------------------------------------------------------------------------
(exact name of registrant as specified in its charter)

Delaware	51-0002090
-------------------------------------------------------------------	---------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

664 Churchmans Road, Newark, Delaware 19702
----------------------------------------------------------------
Address of principal executive offices

(302) 453 -6900
----------------------------------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
X	Yes	No

The aggregate market value of the Class A Non-Voting Common Stock and Class B Common Stock held by non-affiliates of the registrant at June 30, 2003 was $75,250,000 and $3,930,000 respectively. The aggregate market value of Class A Non-Voting Common Stock was computed by reference to the closing price of such class as reported on the Nasdaq National Market on June 30, 2003. The aggregate market value of Class B Common Stock was computed by reference to the last reported trade of such class as reported on the OTC Bulletin Board as of June 30, 2003, which trade date was May 21, 2003.

As of March 31, 2004, 3,331,896 shares of Class A Non-Voting Common Stock and 587,680 shares of Class B Common Stock were outstanding.

Explanatory Note:

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "Annual Report") of Artesian Resources Corporation is being filed solely to amend Exhibits 31.1, 31.2 and 32 as previously filed with the Annual Report to include the requisite electronic conformed signatures that were unintentionally omitted upon their original filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION
(Registrant)

Date: April 5, 2004	By: /s/Dian C. Taylor
Dian C. Taylor
Chair of the Board, Chief Executive
Officer and President

Exhibit 31.1
CERTIFICATIONS

I, Dian C. Taylor certify that:

1. I have reviewed this Annual Report on Form 10-K for the period ended December 31, 2003 of Artesian Resources Corporation (this "Report");

2.        Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to            state a material fact necessary to make the statements made, in light of the circumstances under which such            statements were made, not misleading with respect to the period covered by this Report;

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the registrant's disclosure controls and procedures as of the end of the period covered by this Report based on such evaluation;

c) disclosed in this Report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.        The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal            control over financial reporting to the registrant's auditors and the audit committee of registrant's board            of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and

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

Date: April 5, 2004	/s/Dian C. Taylor
Dian C. Taylor
Chief Executive Officer (Principal Executive Officer)

Exhibit 31.2
CERTIFICATIONS

I, David B. Spacht, certify that:

1. I have reviewed this Annual Report on Form 10-K for the period ended December 31, 2003 of Artesian Resources Corporation (this "Report");

2.        Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to            state a material fact necessary to make the statements made, in light of the circumstances under which such            statements were made, not misleading with respect to the period covered by this Report;

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the registrant's disclosure controls and procedures as of the end of the period covered by this Report based on such evaluation;

c) disclosed in this Report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.        The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal            control over financial reporting to the registrant's auditors and the audit committee of registrant's board            of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and

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

Date: April 5, 2004	/s/ David B. Spacht
David B. Spacht
Chief Financial Officer (Principal Financial Officer)

Exhibit 32

ARTESIAN RESOURCES CORPORATION

FORM OF OFFICER CERTIFICATIONS REQUIRED BY SECTION 906 OF
THE SARBANES-OXLEY ACT

Certification by the Chief Executive Officer and Chief Financial Officer
Relating to a Periodic Report Containing Financial Statements

I, Dian C. Taylor, Chief Executive Officer, and David B. Spacht, Chief Financial Officer, of Artesian Resources Corporation, a Delaware corporation (the "Company"), hereby certify, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on our knowledge:

    The Company's periodic report containing financial statements on Annual Report on Form 10-K for the period ended December 31, 2003 (the "Form 10-K") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 USC Section 78m(a) or Section 78o(d)), as amended; and
    The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 5, 2004

CHIEF EXECUTIVE OFFICER:	CHIEF FINANCIAL OFFICER:

/s/ Dian C. Taylor	/s/ David B. Spacht
Dian C. Taylor	David B. Spacht