Form 10-Q
period 2004-03-31
ARTESIAN RESOURCES CORP
filed 2004-05-03
CIK 863110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

     (Mark One)
        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2004

                                       or

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

      [X]  Yes       [ ]  No

As of April 19, 2004, 3,332,245 shares of Class A Non-Voting Common Stock and 587,680 shares of Class B Common Stock were outstanding.

                         ARTESIAN RESOURCES CORPORATION
                               INDEX TO FORM 10-Q

PART I             -   FINANCIAL INFORMATION:

           ITEM 1  -      FINANCIAL STATEMENTS                                              Page(s)
                          Consolidated Balance Sheet
                          March 31, 2004 and December 31, 2003                                 3

                          Consolidated Statement of Income
                          for the three months ended March 31, 2004 and 2003                   4

                          Consolidated Statement of Retained Earnings
                          for the three months ended March 31, 2004 and 2003                   5

                          Consolidated Statement of Cash Flows
                          for the three months ended March 31, 2004 and 2003                 5 - 6

                          Notes to the Consolidated Financial Statements                     7 - 11

           ITEM 2  -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     12 - 15

           ITEM 3  -      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           15

           ITEM 4  -      CONTROLS AND PROCEDURES                                              15

PART II            -   OTHER INFORMATION:                                                      15

           ITEM 1  -      LEGAL PROCEEDINGS                                                    15

           ITEM 6  -      EXHIBITS AND REPORTS ON FORM 8-K                                     16

SIGNATURES                                                                                     17

INDEX TO EXHIBITS                                                                              18

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS


                         ARTESIAN RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                                (Unaudited)
                                                                                -----------
                                                                               March 31, 2004       December 31, 2003
                                                                               --------------       -----------------
ASSETS
Utility plant, at original cost less accumulated depreciation                      $ 196,010            $ 187,893
Current assets
  Cash and cash equivalents                                                            1,580                1,128
  Accounts receivable, net                                                             2,489                2,408
  Income tax receivable                                                                  404                  841
  Unbilled operating revenues                                                          2,365                2,745
  Materials and supplies-at cost on FIFO basis                                           768                  801
  Prepaid property taxes                                                                 355                  711
  Prepaid expenses and other                                                             617                  577
                                                                                   ---------            ---------
                                                                                       8,578                9,211
                                                                                   ---------            ---------
Other assets
  Non-utility property (less accumulated depreciation 2004-$79; 2003-$78)                351                  334
  Restricted cash                                                                     10,729               14,219
  Other deferred assets                                                                2,772                2,544
                                                                                   ---------            ---------
                                                                                      13,852               17,097
Regulatory assets, net                                                                 2,066                2,123
                                                                                   ---------            ---------
                                                                                   $ 220,506            $ 216,324
                                                                                   =========            =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
  Common stock                                                                     $   3,918            $   3,901
  Additional paid-in capital                                                          41,410               41,160
  Retained earnings                                                                    7,553                7,630
                                                                                   ---------            ---------
    Total stockholders' equity                                                        52,881               52,691
                                                                                   ---------            ---------
Long-term debt, net of current portion                                                81,328               80,558
                                                                                   ---------            ---------
                                                                                     134,209              133,249
                                                                                   ---------            ---------

Current liabilities
  Notes payable                                                                       11,711               12,499
  Current portion of long-term debt                                                      266                  188
  Current portion of mandatorily redeemable preferred stock                              ---                  100
  Accounts payable                                                                     4,588                3,951
  Overdraft payable                                                                    2,445                1,337
  Deferred income taxes                                                                  141                  213
  Interest accrued                                                                       400                  267
  Customer deposits                                                                      435                  422
  Other                                                                                1,020                  697
                                                                                   ---------            ---------
                                                                                      21,006               19,674
                                                                                   ---------            ---------
Deferred credits and other liabilities
  Net advances for construction                                                       19,859               19,175
  Postretirement benefit obligation                                                    1,217                1,232
  Deferred investment tax credits                                                        836                  843
  Deferred income taxes                                                               12,476               11,775
                                                                                   ---------            ---------
                                                                                      34,388               33,025
Commitments and contingencies
Net contributions in aid of construction                                              30,903               30,376
                                                                                   ---------            ---------
                                                                                   $ 220,506            $ 216,324
                                                                                   =========            =========

See notes to the consolidated financial statements.

                         ARTESIAN RESOURCES CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    Unaudited
                    (In thousands, except per share amounts)

                                                                                           For the Quarter
                                                                                           Ended March 31,
                                                                                           ---------------
                                                                                     2004                  2003
                                                                                     ----                  ----
OPERATING REVENUES
   Water sales                                                                      $  8,466             $  8,258
   Other utility operating revenue                                                       199                  177
   Non-utility revenue                                                                   122                  103
                                                                                    --------             --------
                                                                                       8,787                8,538

OPERATING EXPENSES
   Utility operating expenses                                                          4,983                4,739
   Related party expenses                                                                ---                   43
   Non-utility operating expenses                                                         74                   48
   Depreciation and amortization                                                         924                  847
   State and federal income taxes                                                        471                  499
   Property and other taxes                                                              529                  497
                                                                                    --------             --------
                                                                                       6,981                6,673
                                                                                    --------             --------

OPERATING INCOME                                                                       1,806                1,865
Allowance for funds used during construction                                              92                   33
Other income, net                                                                        277                   29
                                                                                    --------             --------

INCOME BEFORE INTEREST CHARGES                                                         2,175                1,927

INTEREST CHARGES                                                                       1,457                1,155
                                                                                    --------             --------

NET INCOME                                                                               718                  772
PREFERRED DIVIDEND REQUIREMENT AND REDEMPTION
PREMIUM                                                                                    3                   64
                                                                                    --------             --------

NET INCOME APPLICABLE TO COMMON STOCK                                               $    715             $    708
                                                                                    ========             ========

INCOME PER COMMON SHARE:
   Basic                                                                            $   0.18             $   0.18
                                                                                    ========             ========
   Diluted                                                                          $   0.18             $   0.18
                                                                                    ========             ========
CASH DIVIDEND PER COMMON SHARE                                                      $ 0.2025             $ 0.1983
                                                                                    ========             ========
AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                                               3,917                3,866
                                                                                    ========             ========
   Diluted                                                                             4,053                3,953
                                                                                    ========             ========

See notes to the consolidated financial statements.

                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                    Unaudited
                                 (In thousands)

                                                                                              For the Quarter
                                                                                              Ended March 31,
                                                                                              ---------------
                                                                                           2004              2003
                                                                                           ----              ----
Balance, beginning of period                                                            $ 7,630           $ 6,973
Net income                                                                                  718               772
                                                                                        -------           -------
                                                                                          8,348             7,745
Less: Dividends                                                                             795               833
          Common stock-Repurchase                                                           ---                 8
                                                                                        -------           -------
Balance, end of period                                                                  $ 7,553           $ 6,904
                                                                                        =======           =======

See notes to the consolidated financial statements.


                         ARTESIAN RESOURCES CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited
                                 (In thousands)

                                                                                              For the Quarter
                                                                                              Ended March 31,
                                                                                              ---------------
                                                                                           2004              2003
                                                                                           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                                              $   718           $   772
Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                                                            923               845
   Deferred income taxes, net                                                               623               353
   Allowance for funds used during construction                                             (92)              (33)
Changes in assets and liabilities:
   Accounts receivable                                                                      (81)             (907)
   Income tax receivable                                                                    437                --
   Unbilled operating revenue                                                               380               529
   Materials and supplies                                                                    33               (64)
   Accrued state and federal income taxes                                                    --                (3)
   Prepaid property taxes                                                                   356               323
   Prepaid expenses and other                                                               (40)             (146)
   Other deferred assets                                                                   (227)             (133)
   Regulatory assets                                                                         56                27
   Postretirement benefit obligation                                                        (15)              (16)
   Accounts payable                                                                         637              (140)
   Interest accrued                                                                         133              (398)
   Customer deposits and other, net                                                         335               287
                                                                                        -------           -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 4,176             1,296
                                                                                        -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures (net of AFUDC)                                                   (9,111)           (4,280)
   Proceeds from sale of assets                                                               9                --
                                                                                        -------           -------

NET CASH USED IN INVESTING ACTIVITIES                                                    (9,102)           (4,280)
                                                                                        -------           -------

CASH FLOW FROM FINANCING ACTIVITIES
   Net borrowings (repayments) under line of credit agreement                              (788)           11,948
   Proceeds from issuance of long-term debt                                                 770            14,945
   Proceeds from issuance of tax-free bonds                                               3,490                --
   Overdraft payable                                                                      1,108               712
   Net advances and contributions in aid of construction                                  1,348               603
   Net proceeds (repayments) under promissory notes and SRF Loans                            78              (275)
   Net proceeds from stock transactions                                                     267                79
   Dividends                                                                               (795)             (833)
   Repayment of long-term debt                                                               --              (292)
   Retirement of preferred stock                                                           (100)             (100)
                                                                                        -------           -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 5,378             2,891
                                                                                        -------           -------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                              452               (93)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD                                                                                 1,128               874
                                                                                        -------           -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 1,580           $   781
                                                                                        =======           =======
Supplemental Disclosures of Cash Flow Information:
   Interest paid                                                                        $ 1,304           $ 1,541
                                                                                        =======           =======
   Income taxes paid                                                                    $    --           $   150
                                                                                        =======           =======

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Artesian Resources Corporation ("Artesian Resources" or the "Company") operates as a holding company, whose income is derived from the earnings of our four wholly owned subsidiary companies and our one-third interest in AquaStructure Delaware, L.L.C., a Limited Liability Corporation whose primary activity is marketing wastewater services. Artesian Water Company, Inc. ("Artesian Water"), our principal subsidiary, is the oldest and largest public water utility in the State of Delaware and has been providing water service within the state since 1905. We distribute and sell water to residential, commercial, industrial, governmental, municipal and utility customers throughout Delaware. In addition, we provide services to other water utilities, including operations and billing functions, and have contract operation agreements with fourteen private and municipal water providers.

Our other water utility subsidiary, Artesian Water Pennsylvania, Inc., began operations in 2002, providing water service to a residential community, consisting of 41 homes, in Chester County, Pennsylvania. Our other two subsidiaries, neither of which is regulated, are Artesian Wastewater Management, Inc. ("Artesian Wastewater"), which provides wastewater services in Delaware, and Artesian Development Corporation, whose sole activity is the ownership of an eleven-acre parcel of land zoned for office buildings located immediately adjacent to our corporate headquarters. On October 14, 2003, we filed an application with the Pennsylvania Public Utilities Commission to increase our service area in Pennsylvania. The application concerns four specific housing developments that are expected to add 350 customers over 10 years to the extent our application is approved.

The terms "we", "our" and the "Company" as used herein refer to Artesian Resources and its subsidiaries.

Stock Compensation Plans
------------------------

At March 31, 2004, the Company had three stock-based compensation plans. The Company applies APB Opinion No. 25 and related interpretations in accounting for compensation expense under its plans. Accordingly, the aggregate compensation cost that has been charged against income for the three plans was $1,200 and $1,100 for the three months ended March 31, 2004 and 2003, respectively. Had compensation cost for the Company's three plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income and net income per common share would have been reduced to the pro-forma amounts indicated below:

                                                            For the Quarter
                                                            Ended March 31,
                                                            ---------------
                                                          2004           2003
                                                          ----           ----
In thousands, except per share data
NET INCOME APPLICABLE TO COMMON STOCK
     As reported                                         $ 715          $ 708
     Add:  compensation expense included
     in net income (net of tax)                             --             --
     Deduct:  compensation expense using
      fair value based method (net of tax)                  (1)           (24)
                                                         -----          -----
     Pro-forma                                           $ 714          $ 684
BASIC NET INCOME PER COMMON SHARE
     As reported                                         $ .18          $ .18
     Pro-forma                                           $ .18          $ .18
DILUTED NET INCOME PER COMMON SHARE
     As reported                                         $ .18          $ .18
     Pro-forma                                           $ .18          $ .17

NOTE 2 - REGULATORY ASSETS

Certain expenses are recoverable through rates charged to our customers, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the Delaware Public Service Commission ("Delaware PSC"). Expenses related to applications to increase rates are amortized on a straight-line basis over a period of two years. The postretirement benefit obligation, which is being amortized over 20 years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments. The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customers reverse. Regulatory assets net of amortization, are comprised of the following:

                                                   March 31, 2004    December 31, 2003
                                                   --------------    -----------------
                                                            (in thousands)

Postretirement benefit obligation                      $ 1,217            $ 1,232
Deferred income taxes recoverable in future rates          623                627
Expense of rate proceedings                                112                220
Other                                                      114                 44
                                                       -------            -------
                                                       $ 2,066            $ 2,123
                                                       =======            =======

Expenses related to the Net Periodic Pension Cost for the postretirement benefit obligation are as follows:

FOR THE QUARTER ENDED MARCH 31,                           2004            2003
                                                          ----            ----

NET PERIODIC PENSION COST
Interest Cost                                             $ 14           $  16
Amortization of Net (Gain) or Loss                          (9)            (14)
Amortization of Transition Obligation/(Asset)                2               2
                                                          ----           -----
Total FAS 106 Net Periodic Benefit Cost                      7               4
                                                          ----           -----

Total Net Periodic Benefit Cost                           $  7           $   4
                                                          ====           =====

CONTRIBUTIONS

Artesian Water contributed $22,000 to its postretirement benefit plan in the first quarter of 2004 and expects to contribute another $66,000 for the remainder of the year.

NOTE 3 - RELATED PARTY TRANSACTIONS

The office building and shop complex utilized by Artesian Water were previously leased at an average annual rental of $173,000 from the former limited partners of White Clay Realty, who owned the property jointly as tenants in common. Dian
C. Taylor, Chair and Chief Executive Officer of Artesian Resources, was a tenant in common and John R. Eisenbrey, Jr., a director of Artesian Resources, was a beneficiary of a tenant in common. The rental of $173,000 was below market rates. In December 2002, Artesian Water filed a condemnation action in the Delaware Superior Court, seeking to acquire title to the office and shop complex leased by Artesian Water, known as 664 Churchmans Road, Newark, Delaware (the "Property"). Artesian Water filed this action under its statutory power of eminent domain against the owner of the Property, White Clay Realty, a Delaware Limited Partnership, and each of the limited partners. The Superior Court ruled that since White Clay Realty had no general partner, the partnership was dissolved and all of the former partners owned the Property jointly as tenants in common. A special committee of the Board of Directors of Artesian Water, composed entirely of outside directors who had no ownership interest in the Property, made the determination to purchase the Property through the condemnation procedures. Under this procedure, if the acquisition of the Property were to be approved by the court, the fair market value of the Property would be determined by a panel of commissioners after an evidentiary hearing.

Artesian Water's independent appraiser valued the Property to be worth $3,800,000. In December 2002, Artesian Water issued a payment to the Prothonotary for the State of Delaware for $3,800,000. As the court delayed payment until the matter was decided, the amount was refunded to Artesian Water in June 2003. Until a final determination of the condemnation, the parties agreed that Artesian Water could continue to occupy the Property under the terms of the lease with a quarterly rental payment of $43,361. Pursuant to a deadline set by the Superior Court, the owners of the Property submitted an independent appraisal that valued the Property to be worth $4,800,000. The condemnation case was scheduled for trial on October 20, 2003, wherein the fair market value of the Property would have been determined by a panel of three Commissioners after an evidentiary hearing. Prior to the commencement of the trial on October 20, 2003, all parties agreed to settle the case for a purchase price of $4,500,000 paid by Artesian Water. The decision to settle on the part of Artesian Water was made by the Special Committee of independent directors and with the recommendation of special counsel to the Special Committee. The settlement was approved by order of the Superior Court on October 20, 2003. The Court also approved applications of two of the tenants in common (neither of whom is an officer or director of Artesian) for their expenses, totaling $50,000, to be paid by Artesian Water, to which applications Artesian Water did not object.

Expenses associated with related party transactions were as follows:

                                                           For the Quarter
                                                           Ended March 31,
                                                           ---------------
                                                        2004            2003
                                                        ----            ----
                                                           (in thousands)

         White Clay Realty                             $ ---           $  43
                                                       =====           =====

NOTE 4 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options. The following table summarizes the shares used in computing basic and diluted net income per share:

                                                           For the Quarter
                                                           Ended March 31,
                                                           ---------------
                                                        2004            2003
                                                        ----            ----
                                                           (in thousands)
         Average common shares outstanding during
           the period for Basic computation            3,917           3,866
         Dilutive effect of employee stock options       136              87
                                                       -----           -----

         Average common shares outstanding during
           the period for Diluted computation          4,053           3,953
                                                       =====           =====

Equity per common share was $13.50 and $13.24 at March 31, 2004 and 2003, respectively. These amounts were computed by dividing common stockholders' equity, excluding preferred stock, by the number of shares of common stock outstanding on March 31, 2004 and 2003, respectively.

NOTE 5 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued revised Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106." This statement requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans. Disclosures for earlier periods presented for comparative purposes are restated. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The additional disclosures required for our postretirement benefit obligation are presented in Note 2.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003 and effective for other instruments beginning at the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the financial condition or results of operation of Artesian Resources.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting related to derivatives and hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. The adoption of this statement did not have a material impact on the financial condition or results of operation of Artesian Resources.

NOTE 6 - RATE PROCEEDINGS

On February 5, 2004, Artesian Water filed a petition with the Delaware Public Service Commission (the "Delaware PSC") to implement new rates to meet a requested increase in revenue of 24%, or approximately $8.8 million on an annualized basis. The Delaware PSC, on March 16, 2004, suspended the implementation of the proposed new rates pending further investigation and public evidentiary hearings. Pending these hearings and a final ruling by the Delaware PSC, the Company, as permitted by law, placed a portion of the proposed rates into effect under bond on April 6, 2004. These temporary rates were designed to generate an increase in annual operating revenue of approximately 6.98%, or $2.5 million on an annualized basis.

On April 2, 2002, Artesian Water filed a petition with the Delaware PSC seeking to raise rates for water service by 23.12% or $7.5 million. Artesian Water, as permitted by law, placed 7.71% of the proposed rates into effect under bond beginning June 1, 2002. Beginning December 3, 2002, Artesian Water, as permitted by law, placed an additional 3.69% of the proposed rates into effect. On April 15, 2003, the Delaware PSC issued PSC Order No. 6147 approving an increase in Artesian Water's revenue requirement of 9.68% effective May 1, 2003. These rates represented an increase in water consumption charges, customer charges, and fire hydrant ready-to-serve charges necessary to generate an increase in annual operating revenues of approximately $3.3 million. Since the temporary rates that we had placed into effect beginning December 3, 2002, were in excess of the final approved rate increase, in June 2003 we refunded approximately $201,000, plus interest, to our customers. Since Artesian Water had reserved revenue related to the second temporary increase of $234,000, an additional $33,000 was recorded to revenue in the second quarter of 2003.

Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge (DSIC). This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC process significantly reduces expenses when compared to those typically associated with general rate increase requests. We requested on November 30, 2003, and subsequently implemented, a 1.13% DSIC surcharge for bills rendered subsequent to January 1, 2004. This surcharge was designed to generate approximately $204,000 in revenues between January and June of 2004. However, as we placed temporary rates into effect on April 6, 2004, the surcharge was reset to zero as required by law. We billed $100,000 in revenues through March 31, 2004.

NOTE 7 - STOCK SPLIT

On June 30, 2003, the Company completed a three for two stock split on its Class A Non-Voting Common Stock and Class B Common Stock, which was effected in the form of a 50% stock dividend. Shareholders of record on May 30, 2003 received one additional share of common stock for each two shares held. All share and per share data for all prior periods have been restated to give effect to this stock split.

             Weighted Average Shares                   For the Quarter
                   Outstanding                         Ended March 31,
                                                       ---------------
                                                   2004              2003
                                                   ----              ----

      Basic                                     3,917,034         3,866,072

      Diluted                                   4,053,117         3,952,821

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2004

Overview
--------

STRATEGIC DIRECTION

Our profitability is primarily attributable to the sale of water by Artesian Water, the amount of which is dependent on seasonal fluctuations in weather, particularly during the summer months when water demand may vary with rainfall and temperature. In the event that temperatures during the typically warmer months are cooler than expected, or rainfall is greater than typical, the demand for water may decrease and our revenues may be adversely affected. We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives.

While customer growth in our utility subsidiaries has been a major focus in the first quarter of 2004, we are aggressively seeking opportunities that produce revenue streams that are not as directly affected by weather. These opportunities include wastewater treatment services by Artesian Wastewater Management, Inc., a non-regulated subsidiary. Artesian Wastewater is actively pursuing design, build and operations contracts with residential developers in Sussex County, Delaware. Artesian Wastewater has a permit pending to construct a 90,300 gallon per day facility to service a residential development in Sussex County. The development is planned to add 750 customers over the next 10 years. In addition, we will continue to focus attention on expanding our contract operations opportunities with municipalities and private water providers in Delaware and surrounding areas.

Ensuring our customers have a dependable supply of safe, high-quality water has been, and will continue to be, a high priority. We have invested $2.8 million through March 31, 2004, and expect to make $5.4 million in investments in the remaining nine months of 2004, that will increase our sources of water and enhance our ability to deliver supply from our Aquifer Storage and Recovery Program. We are the first and only water utility in Delaware to utilize this technology that capitalizes on Delaware's unique geology to provide storage capacity for water to be used during periods of peak water demand.

REGULATORY MATTERS AND INFLATION

As of March 31, 2004, we had approximately 70,000 metered customers and serviced a population of approximately 230,000, representing approximately 29% of Delaware's total population. The Delaware PSC regulates Artesian Water's rates charged for water service, the sale and issuance of securities and other matters. We periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business. In Delaware, utilities are permitted by law to place rates into effect, under bond, on a temporary basis pending completion of a rate increase proceeding. The first temporary increase may be up to the lesser of $2.5 million on an annual basis or 15% of annual gross water sales. Should the rate case not be completed within seven months, by law, the utility may put the entire requested rate relief in effect, under bond, until a final resolution is ordered and placed into effect. If such rates are found to be in excess of rates the Delaware PSC finds to be appropriate, the utility must refund the portion found in excess to customers with interest. The timing of our rate increase requests are therefore dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase. We can provide no assurances that rate increase requests will be approved by applicable regulatory agencies; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.

We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability. The cumulative effect of inflation results in significantly higher facility costs compared to investments made 20 to 40 years ago, which must be recovered from future cash flows.

Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge (DSIC). This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC process significantly reduces expenses when compared to those typically associated with general rate increase requests. We requested on November 30, 2003 and subsequently implemented a 1.13% DSIC surcharge for bills rendered subsequent to January 1, 2004. This surcharge was designed to generate approximately $204,000 in revenues between January and June of 2004. However, as we placed temporary rates into effect on April 6, 2004, the surcharge was reset to zero as required by law. We billed $100,000 in revenues under this surcharge through March 31, 2004.

Operating Revenues
------------------

Revenues totaled $8.8 million for the quarter ended March 31, 2004, $0.3 million, or 2.9% above revenues for the quarter ended March 31, 2003 of $8.5 million. Water sales revenues increased 2.5% for the quarter ended March 31, 2004 over the corresponding period in 2003 due to customer growth. The remaining increase in operating revenues for the three months ended March 31, 2004 is primarily due to additional revenues generated by wastewater and contract operations services. We realized 96.4% of our total revenue for the three months ended March 31, 2004, from the sale of water.

On February 5, 2004, Artesian Water filed a petition with the Delaware PSC to implement new rates to meet a requested increase in revenue of 24%, or approximately $8.8 million on an annualized basis. The Delaware PSC, on March 16, 2004, suspended the implementation of the proposed new rates pending further investigation and public evidentiary hearings. Pending these hearings and a final ruling by the Delaware PSC, the Company, as permitted by law, placed a portion of the proposed rates into effect under bond on April 6, 2004. These temporary rates were designed to generate an increase in annual operating revenue of approximately 6.98%, or $2.5 million on an annualized basis.

On April 2, 2002, Artesian Water filed a petition with the Delaware PSC seeking to raise rates for water service. Artesian Water, as permitted by law, placed 7.71% of the proposed rates into effect under bond beginning June 1, 2002. Beginning December 3, 2002, Artesian Water placed an additional 3.69% of the proposed rates into effect. On April 15, 2003, the Delaware PSC approved an increase in Artesian Water's revenue requirement of 9.68%, effective May 1, 2003. See Note 6 of our financial statements included in this report for additional discussion.

Operating Expenses
------------------

Operating expenses, excluding depreciation and taxes, increased $227,000, or 4.7%, to $5.6 million for the quarter ended March 31, 2004, compared to $4.8 million for the same period in 2003. The components of the increase in operating expenses included an increase in repair and maintenance expense of $71,000, or 26.2%, due to the replacement of the filter media used in a new water treatment process at one of our facilities. We expect to replace this media annually and have requested recovery of this on-going expense in rate charges to customers. Employee benefits expense also increased $62,000, or 13%, due to an increase in medical insurance premiums effective August 2003. Administration expenses increased approximately $88,000 for the quarter ended March 31, 2004, or 12.3%, due primarily to the reimbursement of consulting expenses incurred by the PSC in connection with the review of supply conditions during 2002. The investigation confirmed that our supply was adequate to meet uninterrupted demand during this drought period. Additional expense of $27,000 was incurred in the first quarter of 2004 as a result of costs associated with our Pennsylvania subsidiary's request for new service territory described in Note 1 to the financial statements included in this report. These increases were partially offset by a reduction of $43,000 in related party expense due to our purchase of the office and shop complex in October 2003 which we had previously leased from White Clay Realty. Purchased water expense decreased approximately $85,000, or 11.1%, due to a later start in storing water in our aquifer storage and recovery well in the current year. The ratio of operating expense, excluding depreciation and taxes, to total revenue was 57.5% for the three months ended March 31, 2004, compared to 56.6% for the three months ended March 31, 2003.

Depreciation and amortization expense increased $77,000, or 9.1%, over the quarter ended March 31, 2003 to $924,000 due to increases in our utility plant in service providing supply, treatment, storage and distribution of water. Income tax expense decreased $28,000 due to reduced profitability for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003.

Other Income
------------

Other Income increased $248,000 primarily due to increased patronage income from CoBank. This increase in patronage income is related to the Company's issuance of an additional $25 million in First Mortgage Bonds in January 2003 to CoBank, which is a cooperative bank that distributes equity and cash income to its customer-owners.

Interest Charges
----------------

Interest charges increased $302,000, or 26.2%, over the quarter ended March 31, 2003, primarily due to interest related to the $25 million Series P First Mortgage Bond issued on January 31, 2003 and the $15.4 million Series Q First Mortgage Bond issued on December 1, 2003. The Series P Bond issuance replaced the Series L 8.03% $10 million bond and paid down our line of credit.

Net Income
----------

Our net income decreased $54,000 for the quarter ended March 31, 2004, compared to the same period a year ago. The decrease in net income for the quarter was due to increased operating expenses discussed above and interest charges associated with the issuance of debt to finance additions to utility plant. Our net income applicable to common stock increased by $7,000 as redemption premium costs of $54,000 associated with the buy-back of all 10,868 shares of our 7% Prior Preferred Stock on February 21, 2003 were reflected in the quarter ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the three months ended March 31, 2004 were $4.2 million provided by cash flow from operating activities and $5.4 million from financing activities, which includes $1.3 million in contributions and advances. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions particularly during the summer. A significant part of our ability to maintain and meet our financial objectives is to assure our investments in utility plant and equipment are recovered in the rates charged to customers. As such, from time to time we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment. On February 5, 2004, Artesian Water filed a petition with the Delaware PSC seeking to raise rates for water service and on April 6, 2004, the Delaware PSC approved a temporary increase in Artesian Water's revenue requirement of 6.98% as permitted by law. These rates represent an increase in water consumption charges, customer charges and fire hydrant ready-to-serve charges necessary to generate an increase in annual operating revenues of approximately $2.5 million.

At March 31, 2004, Artesian Water had lines of credit with three separate financial institutions totaling $35.0 million to meet its temporary cash requirements. These revolving credit facilities are unsecured. As of March 31, 2004, we had $23.3 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate plus 1.0% or, at our discretion, the bank's federal funds rate plus 1.0%. At March 31, 2004 the rate on these lines was 2.04%. All the facilities are reviewed annually by each bank for renewal. We expect that our available cash balances, our projected cash generated from operations and available bank credit lines will be sufficient to meet our financial obligations for the next twelve months.

CAUTIONARY STATEMENT

Statements in this Quarterly Report on Form 10-Q which express our "belief," "anticipation" or "expectation," as well as other statements which are not historical fact including statements regarding our customer growth, contract operations opportunities, investment plans in 2004, revenues from temporary rate increases, plans to increase our wastewater treatment operations and other revenue streams less affected by weather, the acquisition of a dependable supply of safe, high-quality water and our ability to obtain final approval on pending rate increase requests or approval to service additional service territories are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors, such as changes in weather, changes in our contractual obligations, changes in government policies, changes in economic conditions, and other matters could cause results to differ materially from those in the forward-looking statements. The Company does not undertake to update any of the forward-looking statements included in the Quarterly Report on Form 10-Q except as required by law.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate, long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the term of our First Mortgage Bonds, which have maturity dates ranging from 2007 to 2043.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

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

The Company adopted a code of conduct applicable to its employees which is available upon request.



PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There are no material legal proceedings pending at this date.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits

     3.1 Restated Certificate of Incorporation of the Company effective April 28, 2004.

     3.3       Artesian Resources Corporation By-laws

    31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)      Forms 8-K

                        A current report on Form 8-K dated February 5, 2004 was filed with the Securities and Exchange Commission on February 6, 2004 reporting a filing of a petition with the Delaware PSC to increase rates for service.

                                   SIGNATURES


                         ARTESIAN RESOURCES CORPORATION

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 28, 2004                    By:  /s/ David B. Spacht
                                            -----------------------
                                  David B. Spacht, Vice President, Chief
                                     Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                              Title                                 Date
Principal Executive Officer:


   /s/  Dian C. Taylor                                                               April 28, 2004
------------------------------
Dian C. Taylor                   President, Chief Executive Officer and Director

Principal Financial and Accounting Officer:


   /s/  David B. Spacht                                                              April 28, 2004
------------------------------
David B. Spacht                  Vice President, Chief Financial Officer
                                   and Treasurer
Directors:


   /s/  Norman H. Taylor, Jr.                                                        April 28, 2004
------------------------------
Norman H. Taylor, Jr.            Director


   /s/  Kenneth R. Biederman                                                         April 28, 2004
------------------------------
Kenneth R. Biederman             Director


   /s/  William C. Wyer                                                              April 28, 2004
------------------------------
William C. Wyer                  Director


   /s/  John R. Eisenbrey, Jr.                                                       April 28, 2004
------------------------------
John R. Eisenbrey, Jr.           Director

                                INDEX TO EXHIBITS


  Exhibit Number    Description
  --------------    -----------

     3.1 Restated Certificate of Incorporation of the Company effective April 28, 2004.

     3.3            Artesian Resources Corporation By-laws

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