Form 10-Q
period 2004-06-30
ARTESIAN RESOURCES CORP
filed 2004-08-03
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10 – Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-18516

ARTESIAN RESOURCES CORPORATION (exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization:	Delaware

I.R.S. Employer Identification Number:	51-0002090

Address of principal executive officers:	664 Churchmans Road Newark, Delaware 19702

Registrant’s telephone number, including area code:	(302) 453 – 6900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes No

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Yes No

As of July 21, 2004, 3,348,694 shares of Class A Non-Voting Common Stock and 587,680 shares of Class B Common Stock were outstanding.

Back to Contents

Back to Contents

PART I – FINANCIAL INFORMATION
ITEM I – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands)

ASSETS	(Unaudited) June 30, 2004	December 31, 2003
Utility plant, at original cost less accumulated depreciation	$206,252	$187,893
Current assets
Cash and cash equivalents	993	1,128
Accounts receivable, net	2,228	2,408
Income tax receivable	404	841
Unbilled operating revenues	3,127	2,745
Materials and supplies-at cost on FIFO basis	874	801
Prepaid property taxes	–	711
Prepaid expenses and other	1,150	577

	8,776	9,211
Other assets
Non-utility property (less accumulated depreciation 2004-$98; 2003-$89)	347	334
Restricted cash	4,975	14,219
Other deferred assets	2,670	2,544

	7,992	17,097
Regulatory assets, net	2,020	2,123

	$225,040	$216,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity
Common stock	$3,936	$3,901
Additional paid-in capital	41,700	41,160
Retained earnings	7,691	7,630

Total stockholders’ equity	53,327	52,691
Long-term debt, net of current portion	83,202	80,558

	136,529	133,249

Current liabilities
Notes payable	11,369	12,499
Current portion of long-term debt	363	188
Current portion of mandatorily redeemable preferred stock	–	100
Accounts payable	4,404	3,951
Overdraft payable	1,971	1,337
Deferred income taxes	–	213
Interest accrued	1,056	267
Customer deposits	444	422
Other	1,254	697

	20,861	19,674

Deferred credits and other liabilities
Net advances for construction	20,823	19,175
Postretirement benefit obligation	1,203	1,232
Deferred investment tax credits	829	843
Deferred income taxes	13,271	11,775

	36,126	33,025
Commitments and contingencies
Net contributions in aid of construction	31,524	30,376

	$225,040	$216,324
See notes to the consolidated financial statements.

Back to Contents

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Quarter Ended June 30,

	2004	2003
OPERATING REVENUES
Water sales	$9,568	$9,094
Other utility operating revenue	204	223
Non-utility revenue	212	136

	9,984	9,453

OPERATING EXPENSES
Utility operating expenses	5,196	4,724
Related party expenses	–	44
Non-utility operating expenses	132	51
Depreciation and amortization	1,093	889
State and federal income taxes	648	847
Property and other taxes	553	522

	7,622	7,077

OPERATING INCOME	2,362	2,376

OTHER INCOME, NET
Allowance for funds used during construction	162	69
Miscellaneous income (expense)	(85)	2

INCOME BEFORE INTEREST CHARGES	2,439	2,447

INTEREST CHARGES	1,480	1,228

NET INCOME	959	1,219
PREFERRED DIVIDEND REQUIREMENT	–	2

NET INCOME APPLICABLE TO COMMON STOCK	$959	$1,217

INCOME PER COMMON SHARE:
Basic	$0.24	$0.31

Diluted	$0.24	$0.31

CASH DIVIDEND PER COMMON SHARE	$0.2075	$0.1983

AVERAGE COMMON SHARES OUTSTANDING
Basic	3,930	3,876

Diluted	4,064	3,976

See notes to the consolidated financial statements.

Back to Contents

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Six Months Ended June 30,

	2004	2003
OPERATING REVENUES
Water sales	$18,033	$17,352
Other utility operating revenue	404	400
Non-utility revenue	334	239

	18,771	17,991

OPERATING EXPENSES
Utility operating expenses	10,180	9,463
Related party expenses	–	87
Non-utility operating expenses	206	99
Depreciation and amortization	2,016	1,736
State and federal income taxes	1,119	1,346
Property and other taxes	1,082	1,019

	14,603	13,750

OPERATING INCOME	4,168	4,241

OTHER INCOME, NET
Allowance for funds used during construction	254	102
Miscellaneous income	192	31

INCOME BEFORE INTEREST CHARGES	4,614	4,374

INTEREST CHARGES	2,937	2,383

NET INCOME	1,677	1,991
PREFERRED DIVIDEND REQUIREMENT AND REDEMPTION
PREMIUM	2	66

NET INCOME APPLICABLE TO COMMON STOCK	$1,675	$1,925

INCOME PER COMMON SHARE:
Basic	$0.43	$0.50

Diluted	$0.41	$0.49

CASH DIVIDEND PER COMMON SHARE	$0.4100	$0.3968

AVERAGE COMMON SHARES OUTSTANDING:
Basic	3,924	3,871

Diluted	4,057	3,964

See notes to the consolidated financial statements.

Back to Contents

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Unaudited
(In thousands)

	For the Six Months Ended June 30,

	2004	2003

Balance, beginning of period	$7,630	$6,973
Net income	1,677	1,991

	9,307	8,964
Less: Dividends	1,616	1,603
Common stock-Repurchase	–	83

Balance, end of period	$7,691	$7,278

See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited
(In thousands)

	For the Six Months Ended June 30,

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$1,677	$1,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,010	1,733
Deferred income taxes, net	1,269	1,165
Allowance for funds used during construction	(254)	(102)
Changes in assets and liabilities:
Accounts receivable	180	141
Receivable, other	–	3,800
Income tax receivable	437	–
Unbilled operating revenue	(382)	(357)
Materials and supplies	(73)	(39)
Accrued state and federal income taxes	–	28
Prepaid property taxes	711	651
Prepaid expenses and other	(573)	(138)
Other deferred assets	(99)	(207)
Regulatory assets	103	7
Postretirement benefit obligation	(29)	(30)
Accounts payable	453	886
Interest accrued	789	(350)
Customer deposits and other, net	579	391

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,798	9,570

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC)	(20,409)	(9,721)
Investment In AquaStructure	(4)	–
Proceeds from sale of assets	11	2

NET CASH USED IN INVESTING ACTIVITIES	(20,402)	(9,719)

Back to Contents

CASH FLOW FROM FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit agreement	(1,130)	681
Proceeds from issuance of long-term debt	2,644	–
Proceeds from issuance of tax-free bonds	9,244	–
Debt issuance costs	(27)	–
Overdraft payable	634	794
Net advances and contributions in aid of construction	3,070	469
Net proceeds of SRF Loans	175	–
Net proceeds from stock transactions	575	292
Dividends	(1,616)	(1,603)
Repayment of long-term debt	–	(292)
Redemption of preferred stock	(100)	(100)

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,469	241

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(135)	92

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD	1,128	874

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$993	$966

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,107	$2,708

Income taxes paid	$–	$150

See notes to the consolidated financial statements.

Back to Contents

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Artesian Resources Corporation (“Artesian Resources” or the “Company”) operates as a holding company, whose income is derived from the earnings of our four wholly owned subsidiary companies and our one-third interest in AquaStructure Delaware, L.L.C., a Limited Liability Corporation whose primary activity is marketing wastewater services. Artesian Water Company, Inc. (“Artesian Water”), our principal subsidiary, is the oldest and largest public water utility in the State of Delaware and has been providing water service within the state since 1905. We distribute and sell water to residential, commercial, industrial, governmental, municipal and utility customers throughout Delaware. In addition, we provide services to other water utilities, including operations and billing functions, and have contract operation agreements with fifteen private and municipal water providers.

Our other water utility subsidiary, Artesian Water Pennsylvania, Inc., began operations in 2002, providing water service to a residential community, consisting of 41 homes, in Chester County, Pennsylvania. Our other two subsidiaries, neither of which is currently regulated, are Artesian Wastewater Management, Inc. (“Artesian Wastewater”), which provides wastewater services in Delaware, and Artesian Development Corporation, whose sole activity is the ownership of an eleven-acre parcel of land zoned for office buildings located immediately adjacent to our corporate headquarters. On October 14, 2003, we filed an application with the Pennsylvania Public Utilities Commission to increase our service area in Pennsylvania. The application concerns four specific housing developments that are expected to add 350 customers over 10 years to the extent our application is approved.

The terms “we”, “our” and the “Company” as used herein refer to Artesian Resources and its subsidiaries.

Stock Compensation Plans

At June 30, 2004, the Company had three stock-based compensation plans. The Company applies APB Opinion No. 25 and related interpretations in accounting for compensation expense under its plans. Accordingly, the aggregate compensation cost incurred under the three plans was a $44,900 and $49,500 charge against income for the quarter and six months ended June 30, 2004 and $18,900 and $18,700 for the quarter and six months ended June 30, 2003. Had compensation cost for the Company's three plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation,” the Company’s net income and net income per common share would have been reduced to the pro-forma amounts indicated below:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
In thousands, except per share data
Net income applicable to common stock
As reported	$959	$1,217	$1,675	$1,925
Add: compensation expense included in net income (net of tax)	27	11	29	11
Deduct: compensation expense using fair value based method (net of tax)	(59)	(49)	(83)	(73)

Pro-forma	$927	$1,179	$1,621	$1,863
Basic net income per common share
As reported	$.24	$.31	$.43	$.50
Pro-forma	$.24	$.30	$.41	$.48
Diluted net income per common share
As reported	$.24	.31	$.41	.49
Pro-forma	$.23	.30	$.40	.47

Back to Contents

NOTE 2 – REGULATORY ASSETS

Certain expenses are recoverable through rates charged to our customers, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the Delaware Public Service Commission (“Delaware PSC”). Expenses related to applications to increase rates are amortized on a straight-line basis over a period of two years. The postretirement benefit obligation, which is being amortized over 20 years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments. The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customers reverse. Regulatory assets net of amortization, are comprised of the following:

	June 30, 2004	December 31, 2003
	(in thousands)
Postretirement benefit obligation	$1,203	$1,232
Deferred income taxes recoverable in future rates	619	627
Expense of rate proceedings	86	220
Other	112	44

	$2,020	$2,123

Expenses related to the Net Periodic Pension Cost for the postretirement benefit obligation are as follows:

For the Six Months Ended June 30,	2004	2003

Net Periodic Pension Cost
Interest Cost	$29	$32
Amortization of Net (Gain) or Loss	(18)	(29)
Amortization of Transition Obligation/(Asset)	4	4

Total Net Periodic Benefit Cost	$15	$7

Contributions

Artesian Water contributed $44,000 to its postretirement benefit plan in the first six months of 2004 and expects to contribute another $44,000 for the remainder of the year. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company’s eligible retired employees.

NOTE 3 – RELATED PARTY TRANSACTIONS

The office building and shop complex utilized by Artesian Water were previously leased at an average annual rental of $173,000 from the former limited partners of White Clay Realty, who owned the property jointly as tenants in common. Dian C. Taylor, Chair and Chief Executive Officer of Artesian Resources, was a tenant in common and John R. Eisenbrey, Jr., a director of Artesian Resources, was a beneficiary of a tenant in common. The rental of $173,000 was below market rates. In December 2002, Artesian Water filed a condemnation action in the Delaware Superior Court, seeking to acquire title to the office and shop complex leased by Artesian Water, known as 664 Churchmans Road, Newark, Delaware (the “Property”). Artesian Water filed this action under its statutory power of eminent domain against the owner of the Property, White Clay Realty, a Delaware Limited Partnership, and each of the limited partners. The Superior Court ruled that since White Clay Realty had no general partner, the partnership was dissolved and all of the former partners owned the Property jointly as tenants in common. A special committee (the “Special Committee”) of the Board of Directors of Artesian Water, composed entirely of outside directors who had no ownership interest in the Property, made the determination to purchase the Property through the condemnation procedures. Under this procedure, if the acquisition of the Property were to be approved by the court, the fair market value of the Property would be determined by a panel of commissioners after an evidentiary hearing. Artesian Water’s independent appraiser valued the Property to be worth $3,800,000. In December 2002, Artesian Water issued a payment to the Prothonotary for the State of Delaware for $3,800,000. As the court delayed payment until the matter was decided, the amount was refunded to Artesian Water in June 2003. Until a final determination of the condemnation, the parties agreed that Artesian Water could continue to occupy the Property under the terms of the lease with a quarterly rental payment of $43,361. Pursuant to a deadline set by the Superior Court, the owners of the Property submitted an independent appraisal that valued the Property to be worth $4,800,000. The condemnation case was scheduled for trial on October 20, 2003, wherein the fair market value of the Property would have been determined by a panel of three Commissioners after an evidentiary hearing. Prior to the commencement of the trial on October 20, 2003, all parties agreed to settle the case for a purchase price of $4,500,000 paid by Artesian Water. The decision to settle on the part of Artesian Water was made by the Special Committee and with the recommendation of special counsel to the Special Committee. The settlement was approved by order of the Superior Court on October 20, 2003. The Court also approved applications of two of the tenants in common (neither of whom is an officer or director of Artesian) for their expenses, totaling $50,000, to be paid by Artesian Water, to which applications Artesian Water did not object.

Back to Contents

Expenses associated with related party transactions were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2004	2003

			2004	2003
	(in thousands)		(in thousands)

White Clay Realty	$–	$44	$–	$87

NOTE 4 – NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options. The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Average common shares outstanding during
the period for Basic computation	3,930	3,876	3,924	3,871
Dilutive effect of employee stock options	134	100	133	93

Average common shares outstanding during
the period for Diluted computation	4,064	3,976	4,057	3,964

Equity per common share was $13.55 at June 30, 2004 and $13.37 at June 30, 2003. These amounts were computed by dividing common stockholders’ equity, excluding preferred stock, by the number of shares of common stock outstanding on June 30, 2004 and 2003.

NOTE 5 – IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued revised Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106.” This statement requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans. Disclosures for earlier periods presented for comparative purposes have been revised.

Back to Contents

This statement is effective for financial statements with fiscal years ending after December 15, 2003. The additional disclosures required for our postretirement benefit obligation are presented in Note 2.

NOTE 6 – RATE PROCEEDINGS

On February 5, 2004, Artesian Water filed a petition with the Delaware PSC to implement new rates to meet a requested increase in revenue of 24%, or approximately $8.8 million on an annualized basis. The Delaware PSC, on March 16, 2004, suspended the implementation of the proposed new rates pending further investigation and public evidentiary hearings. Pending these hearings and a final ruling by the Delaware PSC, the Company, as permitted by law, placed a portion of the proposed rates into effect on April 6, 2004. These temporary rates were designed to generate an increase in annual operating revenue of approximately 6.98%, or $2.5 million on an annualized basis.

On April 2, 2002, Artesian Water filed a petition with the Delaware PSC seeking to raise rates for water service by 23.12%, or an increase in revenues of $7.5 million on an annualized basis. Artesian Water, as permitted by law, placed into effect on June 1, 2002, a portion of the proposed increase in rates designed to generate an annualized increase in water sales revenues of $2.5 million, or a 7.71% increase in rates. Beginning December 3, 2002, Artesian Water, as permitted by law, placed an additional 3.69% increase in temporary rates into effect. On April 15, 2003, the Delaware PSC issued PSC Order No. 6147 approving an increase in Artesian Water’s annual revenue requirement of 9.68% effective May 1, 2003. These rates represented an increase in water consumption charges, customer charges, and fire hydrant ready-to-serve charges necessary to generate an increase in annual operating revenues of approximately $3.3 million. Since the temporary rates that we had placed into effect beginning December 3, 2002 were in excess of the final approved rate increase, in June 2003 we refunded approximately $201,000, plus interest, to our customers. Since Artesian Water had reserved revenue related to the second temporary increase of $234,000, an additional $33,000 was recorded to revenue in the second quarter of 2003.

Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge (DSIC). This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility’s overall financial position. The DSIC approval process is less costly when compared to the approval process for general rate increase requests. We requested on November 30, 2003, and subsequently implemented, a 1.13% DSIC surcharge for bills rendered subsequent to January 1, 2004. This surcharge was designed to generate approximately $204,000 in revenues between January and June of 2004. However, as required by law, application of the DSIC surcharge was discontinued after the temporary rate increase was placed into effect on April 6, 2004. We billed $87,000 in revenues under this surcharge from January 1, 2004 through April 6, 2004.

Back to Contents

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2004

Overview

Strategic Direction

Our profitability is primarily attributable to the sale of water by Artesian Water, the amount of which is dependent on seasonal fluctuations in weather, particularly during the summer months when water demand may vary with rainfall and temperature. In the event that temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected. We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives.

While customer growth in our utility subsidiaries has been a major focus in the first six months of 2004, we are aggressively seeking opportunities that produce revenue streams that are not as directly affected by weather. These opportunities include wastewater treatment services by our currently non-regulated subsidiaries Artesian Development Corporation and Artesian Wastewater. In June 2004, Delaware passed legislation authorizing the Delaware PSC to regulate companies that own wastewater collection and treatment systems. In addition to the regulated activities pursued by Artesian Wastewater, Artesian Development Corporation will continue to actively pursue opportunities to design, build and operate wastewater facilities throughout Delaware and surrounding areas. These opportunities may provide additional service territory for the regulated subsidiary or may provide contract operations services for municipalities or other regulated entities. We will also continue to focus attention on expanding our contract operations opportunities with municipalities and private water providers in Delaware and surrounding areas.

Ensuring our customers have a dependable supply of safe, high-quality water has been, and will continue to be, a high priority. We have invested $8.2 million through the six months ended June 30, 2004 related to assuring reliability of our systems and sources of supply in order to serve our customers. Last year Delaware passed legislation requiring all water utilities to certify by 2006 that they have sufficient sources of self supply to serve their respective systems. We believe we have made the appropriate investment in infrastructure to file the required certification and intend to do so by the end of 2004.

Regulatory Matters and Inflation

As of June 30, 2004, we had approximately 70,400 metered water customers and served a population of approximately 230,000, representing approximately 29% of Delaware’s total population. The Delaware PSC regulates Artesian Water’s rates charged for water service, the sale and issuance of securities and other matters. On July 6, 2004, Delaware passed legislation authorizing the Delaware PSC to regulate wastewater companies, which includes rates charged for wastewater service, issuance of securities and other matters. Our wastewater management subsidiary, Artesian Wastewater Management, Inc., intends to file an application for a Certificate of Public Convenience and Necessity (“CPCN”) by the end of the third quarter in 2004 to serve a 750 home residential community in Sussex County, Delaware. Artesian Wastewater currently has a permit pending to construct a 90,300 gallon per day facility to service this residential development.

Our regulated utilities periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business. In Delaware, utilities are permitted by law to place rates into effect, under bond, on a temporary basis pending completion of a rate increase proceeding. The first temporary increase may be up to the lesser of $2.5 million on an annual basis or 15% of annual gross water sales. Should the rate case not be completed within seven months, by law, the utility may put the entire requested rate relief in effect, under bond, until a final resolution is ordered and placed into effect. If such rates are found to be in excess of rates the Delaware PSC finds to be appropriate, the utility must refund the portion found in excess to customers with interest. The timing of our rate increase requests are therefore dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase. We can provide no assurances that rate increase requests will be approved by applicable regulatory agencies; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.

Back to Contents

We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability. The cumulative effect of inflation results in significantly higher facility costs compared to investments made 20 to 40 years ago, which must be recovered from future cash flows.

Delaware statute permits utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge (DSIC). This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility’s overall financial position. The DSIC process is less costly when compared to the approval process for general rate increase requests.

Results of Operations – Analysis of First Six Months of 2004 Compared to First Six Months of 2003

Operating Revenues

Revenues totaled $18.8 million for the six months ended June 30, 2004, $0.8 million, or 4.3% above revenues for the six months ended June 30, 2003 of $18.0 million. Water sales revenues increased 3.9% for the six months ended June 30, 2004 over the corresponding period in 2003 primarily due to customer growth of 2.5%. The remaining increase was the result of the DSIC surcharge placed into effect on January 1, 2004, and a temporary rate increase placed into effect on April 6, 2004, pursuant to the Company’s 2004 rate application described below. However, recorded rainfall in New Castle County, Delaware, which is where 94.7% of Artesian Water’s customer base reside, was nearly 53% above average in the second quarter of 2004, and 3% greater than during the same time a year ago, which suppressed water demand and offset the expected increase in water sales from the implementation of temporary rates and the increased number of customers served. The remaining increase in operating revenues for the six months ended June 30, 2004 is primarily due to additional revenues generated by wastewater and contract operations services. We realized 96.1% of our total revenue for the six months ended June 30, 2004 from the sale of water.

On February 5, 2004, Artesian Water filed a petition with the Delaware PSC to implement new rates to meet a requested increase in revenue of 24%, or approximately $8.8 million on an annualized basis. The Delaware PSC, on March 16, 2004, suspended the implementation of the proposed new rates pending further investigation and public evidentiary hearings. Pending these hearings and a final ruling by the Delaware PSC, the Company, as permitted by law, placed a portion of the proposed rates into effect on April 6, 2004. These temporary rates were designed to generate an increase in annual operating revenue of approximately 6.98%, or $2.5 million on an annualized basis.

We requested on November 30, 2003, and subsequently implemented, a 1.13% DSIC surcharge for bills rendered subsequent to January 1, 2004. This surcharge was designed to generate approximately $204,000 in revenues between January and June of 2004. However, as required by law, application of the DSIC surcharge was discontinued after the temporary rate increase was placed into effect on April 6, 2004. We billed $87,000 in revenues under this surcharge from January 1, 2004 through April 6, 2004.

On April 2, 2002, Artesian Water filed a petition with the Delaware PSC seeking to raise rates for water service by 23.12%, or an increase in revenues of $7.5 million on an annualized basis. Artesian Water, as permitted by law, placed into effect on June 1, 2002, a portion of the proposed increase in rates designed to generate an annualized increase in water sales revenues of $2.5 million, or a 7.71% increase in rates. Beginning December 3, 2002, Artesian Water, as permitted by law, placed an additional 3.69% increase in temporary rates into effect. On April 15, 2003, the Delaware PSC issued PSC Order No. 6147 approving an increase in Artesian Water’s annual revenue requirement of 9.68% effective May 1, 2003. See Note 6 of our financial statements included in this report for additional discussion.

Back to Contents

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $800,000, or 7.5%, to $11.5 million for the six months ended June 30, 2004, compared to $10.7 million for the same period in 2003. The components of the increase in operating expenses included increases in administrative expenses of $229,000, in payroll and employee benefit expense of $183,000, in repair and maintenance expense of $144,000, and costs associated with the regulatory processing of CPCN applications in Pennsylvania of $77,000, which is further described in Note 1 to the financial statements included in this report, and in property and liability insurance expense of $41,000.

Administration expenses increased approximately $229,000 for the six months ended June 30, 2004, or 15.8%, due primarily to an increase in rate case expense of $96,000 that also recognized the accelerated amortization of the 2002 rate application expenditures, the reimbursement of $70,000 in consulting expenses incurred by the Delaware PSC in connection with the review of supply conditions during 2002, an increase in training of $34,000 primarily associated with recently purchased software systems and $61,000 related to engineering services for our wastewater subsidiaries. These engineering fees are charged back to developers under contract and the associated revenues have been reflected in our operating revenues under non-utility revenue. These increases were partially offset by a reduction of $87,000 in related party expense due to our purchase of the office and shop complex in October 2003, which we had previously leased from White Clay Realty. Payroll and associated employee benefits expense increased $183,000, or 3.7%, primarily due to a $134,000 increase in medical insurance costs. Our medical insurance premiums increased 15% effective August 2003. The overall increase in repair and maintenance expense of $144,000, or 26%, is primarily comprised of $48,000 for maintenance programs associated with recently purchased software systems, $44,000 for the replacement of the filter media used in a new water treatment process at one of our facilities, $24,000 for expenses related to tank painting and maintenance, and $11,000 related to increases in prices charged for transportation fuels. We expect to replace the filter media and incur these other expenses annually and have requested recovery of these on-going expenses in rate charges to customers. The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 61.1% for the six months ended June 30, 2004, compared to 59.3% for the six months ended June 30, 2003.

Depreciation and amortization expense increased $280,000, or 16.1%, over the six months ended June 30, 2003 to $2,016,000 due to increases in our utility plant in service providing supply, treatment, storage and distribution of water. Income tax expense decreased $227,000 due to reduced profitability for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Other Income, Net

Our Allowance for Funds Used During Construction increased $152,000 as a result of the significant increase in our investment in utility plant for the first six months of 2004 compared to the same period in 2003, as further discussed under “Liquidity and Capital Resources” below. Miscellaneous Income increased $161,000 primarily due to increased patronage income from CoBank of $130,000, which is related to the Company’s issuance of an additional $25 million in First Mortgage Bonds in January 2003 to CoBank, a cooperative bank that distributes equity and cash income to its customer-owners. The remaining increase primarily represents interest income of $21,000 for funds received from the issuance of the Series Q First Mortgage Bonds but held by Wilmington Trust, trustee for the bonds, until the Company has invested in the approved utility plant under the terms of the tax free bond issuance with the Delaware Economic Development Office.

Interest Charges

Interest charges increased $554,000, or 23.3%, over the six months ended June 30, 2003, primarily due to interest related to the $25 million Series P First Mortgage Bond issued on January 31, 2003 and the $15.4 million Series Q First Mortgage Bond issued on December 1, 2003. The Series P Bond issuance replaced the Series L 8.03% $10 million bond and paid down our line of credit.

Back to Contents

Net Income

Our net income decreased $314,000 for the six months ended June 30, 2004, compared to the same period a year ago. The decrease in net income for the six months was due to the combined impact of wetter than normal weather, the need for recovery of costs associated with investments in utility plant in rates charged to water customers and the increased operating expenses discussed above and interest charges associated with the issuance of debt to finance additions to utility plant. Our net income applicable to common stock decreased by $250,000 as redemption premium costs of $54,000 associated with the buy-back of all 10,868 shares of our 7% Prior Preferred Stock on February 21, 2003 were reflected in the six months ended June 30, 2003.

Results of Operations – Analysis of Second Quarter of 2004 Compared to Second Quarter of 2003

Operating Revenues

Revenues totaled $10.0 million for the quarter ended June 30, 2004, $0.5 million, or 5.6% above revenues for the quarter ended June 30, 2003 of $9.5 million. Water sales revenue increased 5.2% for the quarter ended June 30, 2004 over the corresponding period in 2003 primarily due to a temporary rate increase placed into effect on April 6, 2004, pursuant to the Company’s 2004 rate application described above. The remaining increase in operating revenues for the quarter ended June 30, 2004 is primarily due to additional revenues generated by wastewater and contract operations services. We realized 95.8% of our total revenue for the quarter ended June 30, 2004 from the sale of water.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $600,000, or 10.1%, to $5.9 million for the quarter ended June 30, 2004 compared to $5.3 million for the same period in 2003. The components of the increase in operating expenses for the quarter ended June 30, 2004 included increases in administrative expenses of $141,000, in payroll and employee benefit expense of $101,000, in purchased water expense of $87,000, in repair and maintenance expense of $73,000, and costs associated with the regulatory processing of CPCN applications in Pennsylvania of $50,000, which is further described in Note 1 to the financial statements included in this report, and in property and liability insurance expense of $21,000.

Administration expenses increased approximately $141,000 for the quarter ended June 30, 2004, or 19.4%, due primarily to $61,000 related to engineering services incurred by our wastewater subsidiary. These engineering fees are charged back to developers under contract and the associated revenues have been reflected in our operating revenues under non-utility revenue. In addition, we incurred an increase in rate case expense of $26,000 and an increase in training expenses of $17,000 primarily associated with recently purchased software systems. Our administration expenses for the second quarter of 2004 also included the reimbursement of $15,000 in consulting expenses incurred by the Delaware PSC in connection with the review of supply conditions during 2002. These increases were partially offset by a reduction of $44,000 in related party expense due to our purchase of the office and shop complex in October 2003, which we had previously leased from White Clay Realty. Payroll and associated employee benefits expense increased $101,000, or 4.1%, primarily due to a $70,000 increase in medical insurance costs. Purchased water expense increased $87,000 due to a fluctuation in the timing of takes under our minimum contractual annual obligations. The overall increase in repair and maintenance expense of $73,000, or 25.9%, is primarily comprised of $30,000 for maintenance programs associated with recently purchased software systems, $24,000 for expenses related to tank painting and maintenance, and $10,000 related to increases in prices charged for transportation fuels. The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 58.9% for the quarter ended June 30, 2004, compared to 56.5% for the quarter ended June 30, 2003.

Back to Contents

Other Income, Net

Our Allowance for Funds Used During Construction increased $93,000 as a result of the significant increase in our investment in utility plant for the second quarter of 2004 compared to the same period in 2003, as further discussed under “Liquidity and Capital Resources” below.

Interest Charges

Interest charges increased $252,000, or 20.5%, over the quarter ended June 30, 2003, primarily due to interest related to the $15.4 million Series Q First Mortgage Bond issued on December 1, 2003.

Net Income

Our net income decreased $260,000 for the quarter ended June 30, 2004, compared to the same period a year ago. The decrease in net income for the quarter was due to the combined impact of wetter than normal weather, the need for recovery of costs associated with investments in utility plant in rates charged to customers and the increased operating expenses discussed above and interest charges associated with the issuance of debt to finance additions to utility plant.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the six months ended June 30, 2004 were $6.8 million provided by cash flow from operating activities and $13.5 million from financing activities, which includes $3.1 million in contributions and advances. Cash flow from financing activities also includes $9.2 million in proceeds from the issuance of the Series Q First Mortgage Bond (the “Series Q Bond”). The Series Q Bonds were issued December 1, 2003 as a tax-free bond through the Delaware Economic Development Authority (“DEDA”). The funds are held in an interest bearing account until such time as we invest in infrastructure previously approved by DEDA. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions particularly during the summer. A significant part of our ability to maintain and meet our financial objectives is to assure our investments in utility plant and equipment are recovered in the rates charged to customers. As such, from time to time we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

We invested over $20.4 million in utility plant and equipment during the first six months of 2004, a 110% increase from the $9.7 million invested in the same period in 2003. The increase in expenditure was primarily related to a significant effort to increase sources of supply and reliability of our systems in northern and southern New Castle County through full integration of our systems. Nearly $5.3 million was invested to place into service a 3 million gallon per day treatment facility and complete hydraulic improvements in New Castle County. With this effort, we are in position to certify that we have sufficient self supply to serve our customers as required by the Self Sufficiency Act passed by Delaware in 2003. We do not expect a similar level of investment to occur in the second half of 2004.

At June 30, 2004, Artesian Water had lines of credit with three separate financial institutions totaling $35.0 million to meet its temporary cash requirements. These revolving credit facilities are unsecured. As of June 30, 2004, we had $23.6 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate plus 1.0% or, at our discretion, the bank's federal funds rate plus 1.0%. At June 30, 2004 the rate on these lines was 2.06%. All the facilities are reviewed annually by each bank for renewal. We expect that our available cash balances, our projected cash generated from operations and available bank credit lines will be sufficient to meet our financial obligations for the next twelve months.

Back to Contents

CAUTIONARY STATEMENT

Statements in this Quarterly Report on Form 10-Q which express our “belief,” “anticipation” or “expectation,” as well as other statements which are not historical fact including statements regarding expansion of service area, our customer growth, contract operations opportunities, the safety and dependability of our water supply, investment plans in 2004, revenues from temporary rate increases, plans to increase our wastewater treatment operations and other revenue streams less affected by weather, plans for Artesian Wastewater to apply for a CPCN to begin providing wastewater services as a regulated public utility, our ability to obtain final approval on pending rate increase requests and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors, such as changes in weather, changes in our contractual obligations, changes in government policies, changes in economic conditions, and other matters could cause results to differ materially from those in the forward-looking statements. The Company does not undertake to update any of the forward-looking statements included in the Quarterly Report on Form 10-Q except as required by law.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate, long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of our First Mortgage Bonds, which have maturity dates ranging from 2007 to 2043.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There are no material legal proceedings pending at this date.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its 2004 Annual Meeting of Stockholders on April 28, 2004.

(b)	At the annual meeting, Mr. Norman H. Taylor Jr. and Mr. William C. Wyer were elected to serve three year terms and until their respective successor shall be elected and qualified or until their earlier resignation or removal. Only holders of record of the Company’s Class B Common Stock were entitled to vote in respect to the election of directors. The following directors continued to serve as directors of the Company immediately after the annual meeting: Ms. Dian C. Taylor, Mr. John R. Eisenbrey, Jr. and Mr. Kenneth R. Biederman.

Back to Contents

(c)	Only record holders of the Company’s Class B Stock were entitled to vote at the annual meeting. In addition to the election of two directors, the shareholders of Class B Stock approved the following two proposals:

Proposal 1. – Shareholders authorized and approved transactions (Compensation Committee Transactions) between the Company and Dian C. Taylor or Louisa Taylor Welcher as required by Section 203 of the Delaware General Corporation Law, and as approved by the Personnel, Compensation and Benefits Committee of the Board of Directors. The shareholder approval of this proposal enables the Company to continue providing compensation, stock options and bonuses to Ms. Taylor and Ms. Welcher.

Proposal 2. – Shareholders authorized an amendment to the Notice and Record Date provisions relating to stockholder meetings in the Company’s Restated Certificate of Incorporation in order to conform to Delaware General Corporation Law. In addition all references to four series of cumulative preferred stock, which have been redeemed, have been deleted. As a result of this change, 80,000 shares of cumulative preferred stock are available to be issued in new series.

The results of the vote tabulated at the meeting for each proposal are set forth as follows:

Proposal	Votes For	Votes Against	Abstentions
Approval of Compensation Committee Transactions	316,916	302	718
Amendment to Restated Charter	509,588	12	703

Two directors were elected at the Annual Meeting. The results of the vote tabulated at the meeting for each nominee are set forth as follows:

Name	Votes For	Votes Withheld
Norman H. Taylor, Jr.	509,640	663
William C. Wyer	510,291	12

Directors are elected by a plurality of the votes cast, therefore, votes cast in the election could not be recorded against or as an abstention, nor could broker non-votes be recorded.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14 (a)
under the Securities Act of 1934.

31.2	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14 (a)
under the Securities Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant
required by Rule 13a – 14 (b) under the Securities Act of 1934.

(b)	Reports on Form 8-K.
No reports on Form 8-K were filed by the Company during the quarterly period ended June 30, 2004.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: August 3, 2004	By: /s/ Dian C. Taylor
Dian C. Taylor, (Principal Executive Officer)

Date: August 3, 2004	By: /s/ David B. Spacht
David B. Spacht, (Principal Financial and Accounting Officer)

Back to Contents

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14 (a)
under the Securities Act of 1934.

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14 (a)
under the Securities Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant
required by Rule 13a – 14 (b) under the Securities Act of 1934.