Form 10-Q
period 2004-09-30
ARTESIAN RESOURCES CORP
filed 2004-11-03
CIK 863110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)
        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2004

                                       or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from __________ to __________

                         Commission file number 0-18516

                         ARTESIAN RESOURCES CORPORATION
              ----------------------------------------------------
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

      [X]  Yes       [ ]  No

As of October 29, 2004, 3,359,627 shares of Class A Non-Voting Common Stock and 587,680 shares of Class B Common Stock were outstanding.

                         ARTESIAN RESOURCES CORPORATION
                               INDEX TO FORM 10-Q

                                                                                                    Page(s)
PART I             -   FINANCIAL INFORMATION:

           ITEM 1  -      FINANCIAL STATEMENTS

                          Consolidated Balance Sheet
                          September 30, 2004 and December 31, 2003                                     3

                          Consolidated Statement of Income
                          for the quarter ended September 30, 2004 and 2003                            4

                          Consolidated Statement of Income
                          for the nine months ended September 30, 2004 and 2003                        5

                          Consolidated Statement of Retained Earnings
                          for the nine months ended September 30, 2004 and 2003                        6

                          Consolidated Statement of Cash Flows                                         7
                          for the nine months ended September 30, 2004 and 2003

                          Notes to the Consolidated Financial Statements                             8 - 11

           ITEM 2  -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                             12 - 18

           ITEM 3  -      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                   18

           ITEM 4  -      CONTROLS AND PROCEDURES                                                      18

PART II            -      OTHER INFORMATION:

           ITEM 1  -      LEGAL PROCEEDINGS                                                            19

           ITEM 6  -      EXHIBITS AND REPORTS ON FORM 8-K                                             19

SIGNATURES                                                                                             20

INDEX TO EXHIBITS                                                                                      21

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                         ARTESIAN RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                             (Unaudited)
                                                                          September 30, 2004       December 31, 2003
                                                                          ------------------       -----------------
ASSETS
Utility plant, at original cost less accumulated depreciation                $  208,364                $  187,893
Current assets
  Cash and cash equivalents                                                       1,162                     1,128
  Accounts receivable, net                                                        2,949                     2,408
  Income tax receivable                                                             404                       841
  Unbilled operating revenues                                                     3,146                     2,745
  Materials and supplies-at cost on FIFO basis                                      955                       801
  Prepaid property taxes                                                          1,148                       711
  Prepaid expenses and other                                                      1,430                       577
                                                                             ----------                ----------
                                                                                 11,194                     9,211
                                                                             ----------                ----------
Other assets
  Non-utility property (less accumulated depreciation 2004-$103; 2003-$89)          342                       334
  Restricted cash                                                                 1,420                    14,219
  Other deferred assets                                                           2,650                     2,544
                                                                             ----------                ----------
                                                                                  4,412                    17,097
Regulatory assets, net                                                            2,032                     2,123
                                                                             ----------                ----------
                                                                             $  226,002                $  216,324
                                                                             ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
  Common stock                                                               $    3,946                $    3,901
  Additional paid-in capital                                                     41,950                    41,160
  Retained earnings                                                               8,349                     7,630
                                                                             ----------                ----------
    Total stockholders' equity                                                   54,245                    52,691
Long-term debt, net of current portion                                           83,073                    80,558
                                                                             ----------                ----------
                                                                                137,318                   133,249
                                                                             ----------                ----------

Current liabilities
  Notes payable                                                                  11,162                    12,499
  Current portion of long-term debt                                                 364                       188
  Current portion of mandatorily redeemable preferred stock                          --                       100
  Accounts payable                                                                2,747                     3,951
  Overdraft payable                                                               1,747                     1,337
  Deferred income taxes                                                              --                       213
  Interest accrued                                                                  487                       267
  Customer deposits                                                                 460                       422
  Other                                                                           1,267                       697
                                                                             ----------                ----------
                                                                                 18,234                    19,674
                                                                             ----------                ----------
Deferred credits and other liabilities
  Net advances for construction                                                  21,398                    19,175
  Postretirement benefit obligation                                               1,186                     1,232
  Deferred investment tax credits                                                   823                       843
  Deferred income taxes                                                          14,960                    11,775
                                                                             ----------                ----------
                                                                                 38,367                    33,025
Commitments and contingencies
Net contributions in aid of construction                                         32,083                    30,376
                                                                             ----------                ----------
                                                                             $  226,002                $  216,324
                                                                             ==========                ==========

See notes to the consolidated financial statements.

                         ARTESIAN RESOURCES CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                        For the Quarter
                                                                                        Ended September 30,
                                                                                 --------------------------------
                                                                                    2004                  2003
                                                                                 ----------             ---------
OPERATING REVENUES
   Water sales                                                                   $   10,133             $   9,021
   Other utility operating revenue                                                      248                   164
   Non-utility revenue                                                                  220                    42
                                                                                 ----------             ---------
                                                                                     10,601                 9,227
                                                                                 ----------             ---------

OPERATING EXPENSES
   Utility operating expenses                                                         4,958                 4,830
   Related party expenses                                                                --                    43
   Non-utility operating expenses                                                       142                    63
   Depreciation and amortization                                                        998                   904
   State and federal income taxes                                                       993                   653
   Property and other taxes                                                             537                   529
                                                                                 ----------             ---------
                                                                                      7,628                 7,022
                                                                                 ----------             ---------

OPERATING INCOME                                                                      2,973                 2,205

OTHER INCOME, NET
   Allowance for funds used during construction                                           6                    67
   Miscellaneous income (expense)                                                        (6)                   10
                                                                                 ----------             ---------

INCOME BEFORE INTEREST CHARGES                                                        2,973                 2,282

INTEREST CHARGES                                                                      1,493                 1,227
                                                                                 ----------             ---------

NET INCOME                                                                            1,480                 1,055
PREFERRED DIVIDEND REQUIREMENT                                                           --                     3
                                                                                 ----------             ---------

NET INCOME APPLICABLE TO COMMON STOCK                                            $    1,480             $   1,052
                                                                                 ==========             =========

INCOME PER COMMON SHARE:
   Basic                                                                         $     0.38             $    0.27
                                                                                 ==========             =========
   Diluted                                                                       $     0.36             $    0.26
                                                                                 ==========             =========
CASH DIVIDEND PER COMMON SHARE                                                   $   0.2075             $  0.1984
                                                                                 ==========             =========
AVERAGE COMMON SHARES OUTSTANDING
   Basic                                                                              3,944                 3,885
                                                                                 ==========             =========
   Diluted                                                                            4,073                 3,985
                                                                                 ==========             =========

See notes to the consolidated financial statements.

                         ARTESIAN RESOURCES CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                        For the Nine Months
                                                                                         Ended September 30,
                                                                                  -------------------------------
                                                                                     2004                  2003
                                                                                  ----------            ----------
OPERATING REVENUES
   Water sales                                                                    $   28,166            $  26,373
   Other utility operating revenue                                                       652                  564
   Non-utility revenue                                                                   554                  281
                                                                                  ----------            ---------
                                                                                      29,372               27,218
                                                                                  ----------            ---------

OPERATING EXPENSES
   Utility operating expenses                                                         15,138               14,294
   Related party expenses                                                                 --                  130
   Non-utility operating expenses                                                        348                  161
   Depreciation and amortization                                                       3,014                2,640
   State and federal income taxes                                                      2,112                1,999
   Property and other taxes                                                            1,619                1,548
                                                                                  ----------            ---------
                                                                                      22,231               20,772
                                                                                  ----------            ---------

OPERATING INCOME                                                                       7,141                6,446

OTHER INCOME, NET
   Allowance for funds used during construction                                          260                  169
   Miscellaneous income                                                                  186                   41
                                                                                  ----------            ---------

INCOME BEFORE INTEREST CHARGES                                                         7,587                6,656

INTEREST CHARGES                                                                       4,430                3,610
                                                                                  ----------            ---------

NET INCOME                                                                             3,157                3,046
PREFERRED DIVIDEND REQUIREMENT AND REDEMPTION
   PREMIUM                                                                                 2                   69
                                                                                  ----------            ---------

NET INCOME APPLICABLE TO COMMON STOCK                                             $    3,155            $   2,977
                                                                                  ==========            =========

INCOME PER COMMON SHARE:
   Basic                                                                          $     0.80            $    0.77
                                                                                  ==========            =========
   Diluted                                                                        $     0.78            $    0.75
                                                                                  ==========            =========
CASH DIVIDEND PER COMMON SHARE                                                    $   0.6175            $  0.5950
                                                                                  ==========            =========
AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                                               3,931                3,875
                                                                                  ==========            =========
   Diluted                                                                             4,059                3,979
                                                                                  ==========            =========

See notes to the consolidated financial statements.

                         ARTESIAN RESOURCES CORPORATION
                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                    Unaudited
                                 (In thousands)


                                                                                   For the Nine Months
                                                                                    Ended September 30,
                                                                                --------------------------
                                                                                  2004              2003
                                                                                --------          --------
Balance, beginning of period                                                    $  7,630          $  6,973
Net income                                                                         3,157             3,046
                                                                                --------          --------
                                                                                  10,787            10,019
Less: Dividends                                                                    2,438             2,376
      Common stock repurchase                                                         --                83
                                                                                --------          --------
Balance, end of period                                                          $  8,349          $  7,560
                                                                                ========          ========


See notes to the consolidated financial statements.

                         ARTESIAN RESOURCES CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited
                                 (In thousands)

                                                                                     For the Nine Months
                                                                                      Ended September 30,
                                                                                ------------------------------
                                                                                   2004                2003
                                                                                ----------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                                      $    3,157           $   3,046
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                                     3,014               2,640
   Deferred income taxes, net                                                        2,952               3,507
   Allowance for funds used during construction                                       (260)               (169)
Changes in assets and liabilities:
   Accounts receivable                                                                (541)               (680)
   Receivable, other                                                                    --               3,800
   Income tax receivable                                                               437                  --
   Unbilled operating revenue                                                         (401)               (172)
   Materials and supplies                                                             (154)                (80)
   Accrued state and federal income taxes                                               --                (135)
   Prepaid property taxes                                                             (437)               (415)
   Prepaid expenses and other                                                         (853)             (1,393)
   Other deferred assets                                                               (82)               (198)
   Regulatory assets                                                                    91                 134
   Postretirement benefit obligation                                                   (46)                (47)
   Accounts payable                                                                 (1,204)                754
   Interest accrued                                                                    220                (391)
   Customer deposits and other, net                                                    608                 132
                                                                                ----------            --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                            6,501              10,333
                                                                                ----------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures (net of AFUDC)                                             (23,677)            (14,352)
   Investment In AquaStructure                                                          (4)                 --
   Proceeds from sale of assets                                                         11                   2
                                                                                ----------            --------

NET CASH USED IN INVESTING ACTIVITIES                                              (23,670)            (14,350)
                                                                                ----------            --------
CASH FLOW FROM FINANCING ACTIVITIES
   Net borrowings (repayments) under line of credit agreement                       (1,337)              3,551
   Proceeds from issuance of long-term debt                                         15,314                 644
   Debt issuance costs                                                                 (20)                 --
   Overdraft payable                                                                   410               1,829
   Net advances and contributions in aid of construction                             4,363                 995
   Net proceeds from SRF loans                                                         176                  --
   Net proceeds from stock transactions                                                835                 448
   Dividends                                                                        (2,438)             (2,376)
   Repayment of long-term debt                                                          --                (233)
   Redemption of preferred stock                                                      (100)               (100)
                                                                                ----------           ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           17,203               4,758
                                                                                ----------           ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               34                 741

CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD                                                                            1,128                 874
                                                                                ----------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    1,162           $   1,615
                                                                                ==========           =========
Supplemental Disclosures of Cash Flow Information:
   Interest paid                                                                $    4,149           $   3,963
                                                                                ==========           =========
   Income taxes paid                                                            $       --           $     150
                                                                                ==========           =========

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Artesian Resources Corporation ("Artesian Resources" or the "Company") operates as a holding company, whose income is derived from the earnings of our wholly owned subsidiary companies and our one-third interest in AquaStructure Delaware, L.L.C., a Limited Liability Corporation whose primary activity is marketing wastewater services.

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

On September 30, 2004 we changed the name of our non-regulated subsidiary, Artesian Wastewater Management, Inc. ("Artesian Wastewater"), which operates municipal wastewater facilities under operating agreements, to Artesian Utility Development, Inc. Concurrent with this name change, we formed a new subsidiary, Artesian Wastewater Management, Inc., which will provide wastewater services to customers in Delaware as a regulated public wastewater service company.

Our other subsidiary, which is not regulated, is Artesian Development Corporation, whose sole activity is the ownership of an eleven-acre parcel of land zoned for office buildings located immediately adjacent to our corporate headquarters.

The terms "we", "our" and the "Company" as used herein refer to Artesian Resources and its subsidiaries.

Stock Compensation Plans
------------------------

At September 30, 2004, the Company had three stock-based compensation plans. The Company applies APB Opinion No. 25 and related interpretations in accounting for compensation expense under its plans. Accordingly, the aggregate compensation cost incurred under the three plans was a $75,300 and $124,800 charge against income for the quarter and nine months ended September 30, 2004 and $28,400 and $47,100 for the quarter and nine months ended September 30, 2003. Had compensation cost for the Company's three plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income and net income per common share would have been reduced to the pro-forma amounts indicated below:

                                                     For the Quarter Ended         For the Nine Months Ended
                                                         September 30,                    September 30,
                                                     ------------------------      --------------------------
                                                        2004            2003          2004             2003
                                                     ----------       --------     ----------        --------
In thousands, except per share data
NET INCOME APPLICABLE TO COMMON STOCK
     As reported                                       $ 1,480        $  1,052       $  3,155        $  2,977
     Add:  compensation expense included
     in net income (net of tax)                             45              17             75              28
     Deduct:  compensation expense using
      fair value based method (net of tax)                (115)            (63)          (197)           (113)
                                                       -------        --------       --------        --------
     Pro-forma                                         $ 1,410        $  1,006       $  3,033        $  2,892

BASIC NET INCOME PER COMMON SHARE
     As reported                                       $  0.38        $   0.27       $   0.80        $   0.77
     Pro-forma                                         $  0.36        $   0.26       $   0.77        $   0.75
DILUTED NET INCOME PER COMMON SHARE
     As reported                                       $  0.36        $   0.26       $   0.78        $   0.75
     Pro-forma                                         $  0.35        $   0.25       $   0.75        $   0.73

                                       8

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

                                                                September 30, 2004           December 31, 2003
                                                                -------------------          ------------------
                                                                               (in thousands)

Postretirement benefit obligation                                   $    1,186                  $    1,232
Deferred income taxes recoverable in future rates                          616                         627
Expense of rate proceedings                                                120                         220
Other                                                                      110                          44
                                                                    ----------                  ----------
                                                                    $    2,032                  $    2,123
                                                                    ==========                  ==========

Expenses related to the Net Periodic Pension Cost for the postretirement benefit obligation are as follows:

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                    2004           2003
                                                                         --------       --------
NET PERIODIC PENSION COST
Interest Cost                                                            $     43       $     48
Amortization of Net (Gain) or Loss                                            (27)           (43)
Amortization of Transition Obligation/(Asset)                                   6              6
                                                                         --------       --------

Total Net Periodic Benefit Cost                                          $     22       $     11
                                                                         ========       ========

CONTRIBUTIONS

Artesian Water contributed $67,000 to its postretirement benefit plan in the first nine months of 2004 and expects to contribute another $25,000 for the remainder of the year. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

NOTE 3 - RELATED PARTY TRANSACTIONS

The office building and shop complex utilized by Artesian Water were previously leased at an average annual rental of $173,000 from the former limited partners of White Clay Realty, who owned the property jointly as tenants in common. Dian
C. Taylor, Chair and Chief Executive Officer of Artesian Resources, was a tenant in common and John R. Eisenbrey, Jr., a director of Artesian Resources, was a beneficiary of a tenant in common. The rental of $173,000 was below market rates. In December 2002, Artesian Water filed a condemnation action in the Delaware Superior Court, seeking to acquire title to the office and shop complex leased by Artesian Water, known as 664 Churchmans Road, Newark, Delaware (the "Property"). Artesian Water filed this action under its statutory power of eminent domain against the owner of the Property, White Clay Realty, a Delaware

Limited Partnership, and each of the limited partners. The Superior Court ruled that since White Clay Realty had no general partner, the partnership was dissolved and all of the former partners owned the Property jointly as tenants in common. A special committee (the "Special Committee") of the Board of Directors of Artesian Water, composed entirely of outside directors who had no ownership interest in the Property, made the determination to purchase the Property through the condemnation procedures. Under this procedure, if the acquisition of the Property were to be approved by the court, the fair market value of the Property would be determined by a panel of commissioners after an evidentiary hearing. Artesian Water's independent appraiser valued the Property to be worth $3,800,000. In December 2002, Artesian Water issued a payment to the Prothonotary for the State of Delaware for $3,800,000. As the court delayed payment until the matter was decided, the amount was refunded to Artesian Water in September 2003. Until a final determination of the condemnation, the parties agreed that Artesian Water could continue to occupy the Property under the terms of the lease with a quarterly rental payment of $43,361. Pursuant to a deadline set by the Superior Court, the owners of the Property submitted an independent appraisal that valued the Property to be worth $4,800,000. The condemnation case was scheduled for trial on October 20, 2003, wherein the fair market value of the Property would have been determined by a panel of three Commissioners after an evidentiary hearing. Prior to the commencement of the trial on October 20, 2003, all parties agreed to settle the case for a purchase price of $4,500,000 paid by Artesian Water. The decision to settle on the part of Artesian Water was made by the Special Committee and with the recommendation of special counsel to the Special Committee. The settlement was approved by order of the Superior Court on October 20, 2003. The Court also approved applications of two of the tenants in common (neither of whom is an officer or director of Artesian) for their expenses, totaling $50,000, to be paid by Artesian Water, to which applications Artesian Water did not object.

Expenses associated with related party transactions were as follows:

                                              For the Quarter                For the Nine Months
                                             Ended September 30,             Ended September 30,
                                           ----------------------        --------------------------
                                            2004           2003            2004              2003
                                           ------        -------         --------           -------
                                                (in thousands)                   (in thousands)

White Clay Realty                          $  --         $  43              $  --           $  130
                                           ======        ======             ======          =======

NOTE 4 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options. The following table summarizes the shares used in computing basic and diluted net income per share:

                                                              For the Quarter       For the Nine Months
                                                            Ended September 30,     Ended September 30,
                                                            -------------------     -------------------
                                                             2004         2003        2004        2003
                                                            ------       ------     -------      ------
                                                              (in thousands)           (in thousands)
Average common shares outstanding during
  the period for Basic computation                           3,944        3,885       3,931       3,875
Dilutive effect of employee stock options                      129          100         128         104
                                                             -----        -----       -----       -----

Average common shares outstanding during
  the period for Diluted computation                         4,073        3,985       4,059       3,979
                                                             =====        =====       =====       =====

Equity per common share was $13.75 at September 30, 2004 and $13.46 at September 30, 2003. These amounts were computed by dividing common stockholders' equity, excluding preferred stock, by the number of shares of common stock outstanding on September 30, 2004 and 2003.

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

NOTE 6 - RATE PROCEEDINGS

On February 5, 2004, Artesian Water filed a petition with the Delaware PSC to implement new rates to meet a requested increase in revenue of 24%, or approximately $8.8 million on an annualized basis. The Delaware PSC, on March 16, 2004, suspended the implementation of the proposed new rates pending further investigation and public evidentiary hearings. Pending these hearings and a final ruling by the Delaware PSC, the Company, as permitted by law, placed a portion of the proposed rates into effect on April 6, 2004. These temporary rates were designed to generate an increase in annual operating revenue of approximately 6.98%, or $2.5 million on an annualized basis. Beginning September 7, 2004, the Company placed the maximum portion of the proposed rates as permitted by law into effect. These rates were designed to generate an additional increase of approximately 8.02%, for a total increase of 15%, or approximately $5.5 million on an annualized basis. If such rates are found to be in excess of rates the Delaware PSC finds to be appropriate, we must refund the portion found in excess to customers with interest.

On April 2, 2002, Artesian Water filed a petition with the Delaware PSC seeking to raise rates for water service by 23.12%, or an increase in revenues of $7.5 million on an annualized basis. Artesian Water, as permitted by law, placed into effect on September 1, 2002, a portion of the proposed increase in rates designed to generate an annualized increase in water sales revenues of $2.5 million, or a 7.71% increase in rates. Beginning December 3, 2002, Artesian Water, as permitted by law, placed an additional 3.69% increase in temporary rates into effect. On April 15, 2003, the Delaware PSC issued PSC Order No. 6147 approving an increase in Artesian Water's annual revenue requirement of 9.68% effective May 1, 2003. These rates represented an increase in water consumption charges, customer charges, and fire hydrant ready-to-serve charges necessary to generate an increase in annual operating revenues of approximately $3.3 million. Since the temporary rates that we had placed into effect beginning December 3, 2002 were in excess of the final approved rate increase, in September 2003 we refunded approximately $201,000, plus interest, to our customers. Since Artesian Water had reserved revenue related to the second temporary increase of $234,000, an additional $33,000 was recorded to revenue in the second quarter of 2003.

Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge (DSIC). This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC approval process is less costly when compared to the approval process for general rate increase requests. We requested on November 30, 2003, and subsequently implemented, a 1.13% DSIC surcharge for bills rendered subsequent to January 1, 2004. This surcharge was designed to generate approximately $204,000 in revenues between January and September of 2004. However, as required by law, application of the DSIC surcharge was discontinued after the temporary rate increase was placed into effect on April 6, 2004. We billed $87,000 in revenues under this surcharge from January 1, 2004 through April 6, 2004.

NOTE 7 - INCREASE TO LINES OF CREDIT

At September 30, 2004, Artesian Water had lines of credit with two separate financial institutions totaling $40.0 million to meet its temporary cash requirements. These facilities increased by $5.0 million on approval of the Board of Directors on September 24, 2004. These revolving credit facilities are unsecured. As of September 30, 2004, we had $28.8 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate plus 1.0%, or, at our discretion, the bank's federal funds rate plus 1.0%. At September 30, 2004 the rate on these lines was 2.62%. All the facilities are reviewed annually by each bank for renewal.

ITEM 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2004

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

While customer growth in our utility subsidiaries has been a major focus in the first nine months of 2004, we are aggressively seeking opportunities that produce revenue streams that are not as directly affected by weather. These opportunities include wastewater treatment services, including design, build, operate and ownership of systems throughout Delaware and surrounding areas. On September 30, 2004, we changed the name of our non-regulated subsidiary Artesian Wastewater Management, Inc., which operates municipal wastewater facilities under operating agreements, to Artesian Utility Development, Inc. This non-regulated subsidiary will continue to actively pursue opportunities to design, build and operate wastewater facilities throughout Delaware and surrounding areas. Concurrent with this change in name, we formed a new subsidiary, Artesian Wastewater Management, Inc., that will provide wastewater services to customers in Delaware as a regulated public wastewater service company. Artesian Wastewater intends to file an application with the Delaware Public Service Commission ("Delaware PSC") in the fourth quarter of 2004 to begin providing wastewater services as a regulated public utility to a development in Sussex County, Delaware. The opportunities generated through our wastewater service companies may provide additional service territory for the regulated water subsidiary or may provide contract operations services for municipalities or other regulated entities. We will also continue to focus attention on expanding our contract operations opportunities with municipalities and private water providers in Delaware and surrounding areas.

Ensuring our customers have a dependable supply of safe, high-quality water has been, and will continue to be, a high priority. We have invested $23.7 million through the nine months ended September 30, 2004 related to assuring reliability of our systems and sources of supply in order to serve our customers. Last year Delaware passed legislation requiring all water utilities to certify by 2006 that they have sufficient sources of self-supply to serve their respective systems. We believe we have made the appropriate investment in infrastructure to file the required certification and intend to do so by the end of 2004.

REGULATORY MATTERS AND INFLATION

As of September 30, 2004, we had approximately 70,750 metered water customers and served a population of approximately 230,000, representing approximately 29% of Delaware's total population. The Delaware PSC regulates Artesian Water's rates charged for water service, the sale and issuance of securities and other matters. On July 6, 2004, Delaware enacted legislation authorizing the Delaware PSC to regulate wastewater companies, which includes rates charged for wastewater service, issuance of securities and other matters. Our wastewater management subsidiary, Artesian Wastewater Management, Inc., intends to file an application for a Certificate of Public Convenience and Necessity ("CPCN") in the fourth quarter of 2004 to serve a 750 home residential community in Sussex County, Delaware. Artesian Wastewater currently has a permit pending to construct a 90,300 gallon per day facility to service this residential development.

Our regulated utilities periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business. In Delaware, utilities are permitted by law to place rates into effect, under bond, on a temporary basis pending completion of a rate increase proceeding. The first temporary increase may be up to the lesser of $2.5 million on an annual basis or 15% of annual gross water sales. Should the rate case not be completed within seven months, by law, the utility may put the lesser of the entire requested rate relief or 15% of annual gross water sales in effect, under bond, until a final resolution is ordered and placed into effect. If such rates are found to be in excess of rates the Delaware PSC finds to be appropriate, we must refund the portion found in excess to customers with interest. The timing of our rate increase requests are therefore dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase. We can provide no assurances that rate increase requests will be approved by applicable regulatory agencies; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.

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

Results of Operations - Analysis of First Nine Months of 2004 Compared to First Nine Months of 2003
-------------------------------------------------------------------------------

Operating Revenues
------------------

Revenues totaled $29.4 million for the nine months ended September 30, 2004, $2.2 million, or 7.9% above revenues for the nine months ended September 30, 2003 of $27.2 million. Water sales revenues increased 6.8% for the nine months ended September 30, 2004 over the corresponding period in 2003. A portion of the increase in water sales revenue reflects a 1.9% increase in the number of customers served. The increase was also the result of the DSIC surcharge placed into effect on January 1, 2004, and a temporary rate increase placed into effect in two steps on April 6, 2004 and September 7, 2004, pursuant to the Company's 2004 rate application described below. However, recorded rainfall in New Castle County, Delaware, which is where 94.6% of Artesian Water's customer base reside, was nearly 40% above average for the nine months ended September 30, 2004 and 10% greater than the same time a year ago, which suppressed water demand and offset the expected increase in water sales from the implementation of temporary rates and the increased number of customers served. The remaining increase in operating revenues for the nine months ended September 30, 2004 is primarily due to additional revenues generated by wastewater and contract operations services. We realized 95.9% of our total revenue for the nine months ended September 30, 2004 from the sale of water.

On February 5, 2004, Artesian Water filed a petition with the Delaware PSC to implement new rates to meet a requested increase in revenue of 24%, or approximately $8.8 million on an annualized basis. The Delaware PSC, on March 16, 2004, suspended the implementation of the proposed new rates pending further investigation and public evidentiary hearings. Pending these hearings and a final ruling by the Delaware PSC, the Company, as permitted by law, placed a portion of the proposed rates into effect on April 6, 2004. These temporary rates were designed to generate an increase in annual operating revenue of approximately 6.98%, or $2.5 million on an annualized basis. Beginning September 7, 2004, as is permitted by law, the Company placed an additional portion of the proposed rates into effect. These rates were designed to generate an additional increase of approximately 8.02%, for a total increase of 15%, or approximately $5.5 million on an annualized basis, the maximum level of temporary rates permitted by law.

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

On April 2, 2002, Artesian Water filed a petition with the Delaware PSC seeking to raise rates for water service by 23.12%, or an increase in revenues of $7.5 million on an annualized basis. Artesian Water, as permitted by law, placed into effect on June 1, 2002, a portion of the proposed increase in rates designed to generate an annualized increase in water sales revenues of $2.5 million, or a 7.71% increase in rates. Beginning December 3, 2002, Artesian Water, as permitted by law, placed an additional 3.69% increase in temporary rates into effect. On April 15, 2003, the Delaware PSC issued PSC Order No. 6147 approving an increase in Artesian Water's annual revenue requirement of 9.68% effective May 1, 2003. Since the temporary rates that we had placed into effect beginning December 3, 2002 were in excess of the final approved rate increase, in September 2003 we refunded approximately $201,000, plus interest, to our customers. Since Artesian Water had reserved revenue related to the second temporary increase of $234,000, an additional $33,000 was recorded to revenue in the second quarter of 2003.

Operating Expenses
------------------

Operating expenses, excluding depreciation and income taxes, increased $1.0 million, or 6.0%, to $17.1 million for the nine months ended September 30, 2004, compared to $16.1 million for the same period in 2003. The components of the increase in operating expenses included increases in administrative expenses of $337,000, in payroll and employee benefit expense of $191,000, in repair and maintenance expense of $187,000, in property and other taxes of $71,000, in purchased water expense of $65,000, and in property and liability insurance expense of $47,000.

Administration expenses increased approximately $337,000 for the nine months ended September 30, 2004, or 16.2%, primarily due to an increase in consulting expenses of $180,000. Engineering services for our wastewater subsidiaries comprised $129,000 of this increase. The engineering fees are charged back to developers under contract and the associated revenues have been reflected in our operating revenues under non-utility revenue. We also have incurred $65,000 in additional consulting expenses related to work involved with documenting internal controls to comply with the Sarbanes-Oxley Act of 2002. We expect to incur additional fees of approximately $130,000 by the end of the year related to this work. In addition, we anticipate increased fees from our auditors related to their review and testing of internal controls to range between $56,000 and $84,000, potentially a 40% to 60% increase in total auditing fees. These expense estimates do not reflect additional accounting personnel needs and management time relating to this effort. Administration expenses also increased due to an increase in regulatory expense of $104,000 that recognized the accelerated amortization of the 2002 rate application expenditures, the reimbursement of $70,000 in consulting expenses incurred by the PSC in connection with the review of supply conditions during 2002, and an increase in training costs of $54,000 primarily associated with recently purchased software systems. These increases were partially offset by a reduction of $130,000 in related party expense due to our purchase of the office and shop complex in October 2003, which we had previously leased from White Clay Realty.

Payroll and associated employee benefits expense increased $191,000, or 2.5%, due to a $202,000 increase in medical insurance costs. The increase in the employee benefit expense was partially offset by a decrease in payroll expense, which declined primarily because of the capitalization of payroll associated with programming for the Company's new customer information system software. Our medical insurance premiums increased by 15% effective August 2003 and another 15% effective August 2004.

The overall increase in repair and maintenance expense of $187,000, or 22.3%, is primarily comprised of $62,000 for maintenance programs associated with recently purchased software systems, $44,000 for the replacement of the filter media used in a new water treatment process at one of our facilities, $31,000 for expenses related to tank painting and maintenance, $27,000 related to increases in prices charged for transportation fuels and $31,000 related to work performed by outside service providers in maintaining the Company's grounds around our utility facilities. We expect to replace the filter media and incur these other expenses annually and have requested recovery of these on-going expenses in rate charges to customers.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 58.2% for the nine months ended September 30, 2004, compared to 59.3% for the nine months ended September 30, 2003.

Depreciation and amortization expense increased $374,000, or 14.2%, over the nine months ended September 30, 2003 to $3.0 million due to increases in our utility plant in service providing supply, treatment, storage and distribution of water. Income tax expense increased $113,000 due to higher profitability for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Other Income, Net
-----------------

Our Allowance for Funds Used During Construction increased $91,000 as a result of the significant increase in our investment in utility plant for the first nine months of 2004 compared to the same period in 2003, as further discussed under "Liquidity and Capital Resources" below. Miscellaneous Income increased $145,000 primarily due to increased patronage income from CoBank of $130,000, which is related to the Company's issuance of an additional $25 million in First Mortgage Bonds in January 2003 to CoBank, a cooperative bank that distributes equity and cash income to its customer-owners.

Interest Charges
----------------

Interest charges increased $820,000, or 22.7%, over the nine months ended September 30, 2003, primarily due to interest related to the $25 million Series P First Mortgage Bond issued on January 31, 2003 and the $15.4 million Series Q First Mortgage Bond issued on December 1, 2003. The Series P Bond issuance replaced the Series L 8.03% $10 million bond and paid down our line of credit.

Net Income
----------

Our net income increased $111,000 for the nine months ended September 30, 2004, compared to the same period a year ago. The increase in net income for the nine months was less than expected after accounting for growth in customers and temporary rate increases placed in effect during the period primarily due to the combined impact of wetter than normal weather; the need for recovery of costs associated with investments in utility plant, including interest charges associated with the issuance of debt to finance additions to utility plant, in rates charged to water customers; and the increased operating expenses discussed above that are not fully reflected in the temporary rate increases. Our net income applicable to common stock increased by $178,000 as redemption premium costs of $54,000 associated with the buy-back of all 10,868 shares of our 7% Prior Preferred Stock on February 21, 2003 were reflected in the nine months ended September 30, 2003.

Results of Operations - Analysis of Third Quarter of 2004 Compared to Third Quarter of 2003
----------------------------------------------------------------------------

Operating Revenues
------------------

Revenues totaled $10.6 million for the quarter ended September 30, 2004, $1.4 million, or 14.9% above revenues for the quarter ended September 30, 2003 of $9.2 million. Water sales revenue increased 12.3% for the quarter ended September 30, 2004 over the corresponding period in 2003 primarily due to temporary rate increases placed into effect on April 6, 2004 of 6.98% and September 7, 2004 of 8.02% that together are designed to generate an additional 15% in gross water sales on an annual basis, pursuant to the Company's 2004 rate application described above. The remaining increase in operating revenues for the quarter ended September 30, 2004 is primarily due to additional revenues generated by wastewater and contract operations services. We realized 95.6% of our total revenue for the quarter ended September 30, 2004 from the sale of water.

Operating Expenses
------------------

Operating expenses, excluding depreciation and income taxes, increased $172,000, or 3.1%, to $5.6 million for the quarter ended September 30, 2004, compared to $5.5 million for the same period in 2003. The components of the increase in operating expenses for the quarter ended September 30, 2004 primarily included increases in administrative expenses of $108,000, in purchased water expense of $63,000 and in repair and maintenance expense of $43,000. These increases were partially offset by a decrease in purchased power expense of $55,000, as treatment facilities were cut back to better match supply production with demand and utilizing minimum purchases under water supply agreements during the quarter ended September 30, 2004.

Administration expenses increased approximately $108,000 for the quarter ended September 30, 2004, or 16.9%, due primarily to $137,000 related to engineering services incurred by our wastewater subsidiary and to the work involved with documenting internal controls to comply with the Sarbanes-Oxley Act. The engineering fees are charged back to developers under contract and the associated revenues have been reflected in our operating revenues under non-utility revenue. Administration expenses also increased due to an increase in training cost of $12,000 primarily associated with recently purchased software systems. These increases were partially offset by a reduction of $43,000 in related party expense due to our purchase of the office and shop complex in October 2003, which we had previously leased from White Clay Realty.

Purchased water expense increased $63,000 due to a fluctuation in the timing of takes under our minimum contractual annual obligations.

The overall increase in repair and maintenance expense of $43,000, or 15.1%, is primarily comprised of $15,000 for maintenance programs associated with recently purchased software systems, and $16,000 related to increases in prices charged for transportation fuels.

Payroll and associated employee benefits expense increased $8,000, due to a $69,000 increase in medical insurance costs that was offset almost entirely by the capitalization of payroll costs associated with the development of data programs associated with the Company's customer information system.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 53.2% for the quarter ended September 30, 2004, compared to 59.2% for the quarter ended September 30, 2003.

Other Income, Net
-----------------

Our Allowance for Funds Used During Construction decreased $61,000 as a result of a decrease in our investment in utility plant for the third quarter of 2004 compared to the same period in 2003, as further discussed under "Liquidity and Capital Resources" below.

Interest Charges
----------------

Interest charges increased $266,000, or 21.7%, over the quarter ended September 30, 2003, primarily due to interest related to the $15.4 million Series Q First Mortgage Bond issued on December 1, 2003.

Net Income
----------

Our net income increased $426,000 for the quarter ended September 30, 2004, compared to the same period a year ago. The increase in net income for the quarter was due to the combined impact of the two increases in rates placed in effect in April and September 2004 and a significant increase in operating income for our non-regulated wastewater subsidiary. In addition, we have continued efforts to control operating expenses during this period when wetter than normal weather conditions have inhibited the anticipated overall growth in water sales.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the nine months ended September 30, 2004 were $6.5 million provided by cash flow from operating activities and $17.2 million from financing activities, which includes $4.4 million in contributions and advances. Cash flow from financing activities also includes $12.8 million in proceeds from the issuance of the Series Q First Mortgage Bond (the Series Q
Bond). The Series Q Bonds were issued December 1, 2003 as a tax-free bond through the Delaware Economic Development Authority ("DEDA"). The funds are held in an interest bearing account until such time as we invest in infrastructure previously approved by DEDA. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions particularly during the summer. A significant part of our ability to maintain and meet our financial objectives is to assure our investments in utility plant and equipment are recovered in the rates charged to customers. As such, from time to time we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

We invested over $23.7 million in utility plant and equipment during the first nine months of 2004, a 65.0% increase from the $14.4 million invested in the same period in 2003. The increase in expenditure was primarily related to a significant effort to increase sources of supply and reliability of our systems in northern and southern New Castle County through full integration of our systems. Nearly $8.4 million was invested to place into service a 3 million gallon per day treatment facility and complete hydraulic improvements in New Castle County. With this effort, we are in position to certify that we have sufficient self supply to serve our customers as required by the Self Sufficiency Act passed by Delaware in 2003. In southern New Castle County we improved the reliability of our systems by investing $2.5 million in an elevated storage tank and additional supply to support expansion in this area. Another $1.2 million was invested in sources of supply and infrastructure to support the significant growth in other parts of Delaware for which we provide service. In 2004, we invested $1.3 million for new customer information and financial systems software. The customer information system will replace software developed by Artesian Water and modified over the last 25 years that has since become obsolete and difficult to maintain in light of technology advancements. In addition, we invested approximately $4.4 million in the relocation of mains as a result of highway relocations and our continued effort to replace or renew older mains to improve water quality and reliability to customers.

At September 30, 2004, Artesian Water had lines of credit with two separate financial institutions totaling $40.0 million to meet its temporary cash requirements. These revolving credit facilities are unsecured. As of September 30, 2004, we had $28.8 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate plus 1.0%, or, at our discretion, the bank's federal funds rate plus 1.0%. At September 30, 2004 the rate on these lines was 2.62%. All the facilities are reviewed annually by each bank for renewal. We expect that our available projected cash generated from operations and available bank credit lines will be sufficient to meet our financial obligations for the next twelve months.

CAUTIONARY STATEMENT

Statements in this Quarterly Report on Form 10-Q which express our "belief," "anticipation" or "expectation," as well as other statements which are not historical fact, including statements regarding expansion of service area, our customer growth, contract operations opportunities, the safety and dependability of our water supply, investment plans in 2004, revenues from temporary rate increases, plans to increase our wastewater treatment operations and other revenue streams less affected by weather, plans for Artesian Wastewater to apply for a CPCN to begin providing wastewater services as a regulated public utility, plans to file certification of sufficient sources of self-supply, our ability to obtain final approval on pending rate increase requests, our expected expenses for consulting and auditing fees related to Section 404 compliance work and other expected expenses, and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors, such as changes in weather, changes in our contractual obligations, changes in government policies, changes in economic conditions, and other matters could cause results to differ materially from those in the forward-looking statements. The Company does not undertake to update any of the forward-looking statements included in the Quarterly Report on Form 10-Q except as required by law.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate, long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the terms of our First Mortgage Bonds, which have maturity dates ranging from 2007 to 2043.

ITEM 4 - CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures

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

         (b) Change in Internal Control over Financial Reporting

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

         31.1 Certification of Chief Executive Officer of the Registrant required by Rule 13a - 14 (a) under the Securities Act of 1934.

         31.2 Certification of Chief Financial Officer of the Registrant required by Rule 13a - 14 (a) under the Securities Act of 1934.

         32 Certification of Chief Executive Officer and Chief Financial Officer of the Registrant required by Rule 13a - 14 (b) under the Securities Act of 1934.

         (b)   Reports on Form 8-K.

                  A current report on Form 8-K dated September 24, 2004 was filed with the Securities and Exchange Commission on September 29, 2004 reporting a draw-down on the proceeds of our $15.4 million, 4.75%, 40-year Series Q First Mortgage Bonds.

                  A current report on Form 8-K dated August 31, 2004 was filed with the Securities and Exchange Commission on September 2, 2004 reporting approval by the Delaware Public Service Commission to implement revised temporary rates in our pending rate case.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ARTESIAN RESOURCES CORPORATION


Date: November 1, 2004 By:         /s/ Dian C. Taylor
                                   -----------------------------
                                   Dian C. Taylor,
                                   (Principal Executive Officer)




Date: November 1, 2004 By:         /s/ David B. Spacht
                                   --------------------------------------------
                                   David B. Spacht,
                                   (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


    Exhibit Number      Description
    --------------      -----------

         31.1 Certification of Chief Executive Officer of the Registrant required by Rule 13a - 14 (a) under the Securities Act of 1934.

         31.2 Certification of Chief Financial Officer of the Registrant required by Rule 13a - 14 (a) under the Securities Act of 1934.

         32 Certification of Chief Executive Officer and Chief Financial Officer of the Registrant required by Rule 13a
                        - 14 (b) under the Securities Act of 1934.