Form 10-K
period 2004-12-31
ARTESIAN RESOURCES CORP
filed 2005-03-31
CIK 863110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-18516

                         ARTESIAN RESOURCES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                               51-0002090
   -------------------------------             ----------------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)             Identification Number)

                   664 CHURCHMANS ROAD, NEWARK, DELAWARE 19702
                   -------------------------------------------
                     Address of principal executive offices

                                (302) 453 - 6900
               --------------------------------------------------
               Registrant's telephone number, including area code

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

[X] Yes  [ ] No

The aggregate market value of the Class A Non-Voting Common Stock and Class B Common Stock held by non-affiliates of the registrant at June 30, 2004 was $84,097,000 and $5,035,000, respectively. The aggregate market value of Class A Non-Voting Common Stock was computed by reference to the closing price of such class as reported on the Nasdaq National Market on June 30, 2004. The aggregate market value of Class B Common Stock was computed by reference to the last reported trade of such class as reported on the

OTC Bulletin Board as of June 30, 2004, which trade date was June 22, 2004.

As of February 28, 2005, 3,382,434 shares of Class A Non-Voting Common Stock and 587,680 shares of Class B Common Stock were outstanding.

                                     PART I

ITEM 1. - BUSINESS.

Artesian Resources Corporation, Artesian Resources or the Company, operates as the parent holding company of Artesian Water Company, Inc., Artesian Water, our principal subsidiary, Artesian Water Pennsylvania, Inc., Artesian Wastewater Management, Inc., each a regulated public utility, and two non-regulated subsidiaries, Artesian Utility Development, Inc. and Artesian Development, Corporation. Artesian Water Company was organized in 1927 as the successor to the Richardson Park Water Company, founded in 1905. In 1984, the name of Artesian Water Company was changed to Artesian Resources Corporation and the utility assets were contributed to the newly formed subsidiary, Artesian Water. In this Annual Report on Form 10-K, we frequently use the terms "we," "our" and the "Company" to refer to Artesian Resources and its subsidiaries, including Artesian Water.

We distribute and sell water to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware. As of December 31, 2004, we had approximately 71,000 metered customers and served a population of approximately 232,000 (including contract services), representing approximately 28% of Delaware's total population. We also provide water for public and private fire protection to customers in our service territories. Our gross water sales revenue for 2004 was approximately $38.0 million, and our percentages of gross water sales revenue by major customer classifications were 62% for residential, 31% for commercial, industrial, governmental, municipal and utility, and 7% for public fire protection. These percentages have remained fairly constant for the past four years. We received recognition of Artesian Water Pennsylvania, Inc. as a regulated public water utility by the Pennsylvania Public Utility Commission in 2002. We are now serving a community in Pennsylvania consisting of 39 customers. We received recognition of Artesian Wastewater Management, Inc. as a regulated public wastewater utility by the Delaware Public Service Commission on March 8, 2005.

Demand for water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with cooling systems, swimming pools, irrigation systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand for water will vary with temperature and rainfall. In the event that temperatures during the typically warmer months are cooler than expected, or as in 2003 and 2004 there is more rainfall than expected, the demand for water may decrease and our revenues may be adversely affected.

Our current primary market area is the State of Delaware, which had a population of approximately 830,000 at July 1, 2004. According to the US Census Bureau, Delaware's population has increased 17.6% from 1990 to 2000, the 14th largest percentage increase among the states. Most recently, Delaware was ranked the eighth fastest-growing state by population percentage growth from 2003 to 2004. Although New Castle is the most populous of Delaware's three counties, Sussex County, in southern Delaware, has experienced the most significant growth with a population increase of approximately 38.3% from 1990 to 2000. Substantial portions of Delaware, particularly outside of New Castle County, are not served by a public water system and represent potential opportunities for Artesian Water to obtain new exclusive franchised service areas. We continue to focus resources on developing and serving existing service territories and obtaining new territories throughout the State. In 2004, we added 21.5 square miles of franchised service area.

In Delaware, a Certificate of Public Convenience and Necessity, CPCN, grants a water company the exclusive right to serve all existing and new customers within a designated area. Effective July 1, 2001, the authority to issue these CPCN's was transferred to the Delaware Public Service Commission, PSC, from the Delaware Department of Natural Resources and Environmental Control, DNREC. In this Annual Report on Form 10-K, we refer to these Certificates as "CPCN's", "franchises" or "service territories." The PSC grants a CPCN under circumstances where there has been a determination that the water in the proposed service area does not meet the regulations governing drinking water standards of the State Division of Public Health for human consumption, where the supply is insufficient to meet the projected demand, or where the applicant is in possession of one of the following:

     o a signed service agreement with the developer of a proposed subdivision or development, which subdivision or development has been duly approved by the respective county government;
     o a petition requesting such service signed by a majority of the landowners of the proposed territory to be served; or
     o a duly certified copy of a resolution from the governing body of a county or municipality requesting the applicant to provide service to the proposed territory to be served.

CPCN's are not transferable, and a water utility must obtain the approval of the PSC to abandon a service territory once granted. Once a CPCN to a water utility is granted, it may not be suspended or terminated unless the PSC determines in accordance with its rules and regulations that good cause exists for any such suspension or termination.

We hold CPCN's for approximately 159 square miles of exclusive service territory, which is segmented into a number of service areas. Our largest connected regional water system, consisting of approximately 98.6 square miles and 66,000 customers, is located in northern Delaware. A significant portion of our exclusive service territory remains undeveloped, and if and when development occurs and there is population growth in these areas, we will increase our customer base by providing water service to the newly developed areas and new customers. The total number of customers we serve has grown at an average annual rate of approximately 2.6% since 1993, when we began expansion of our service territory. Within our existing service territory, we hold CPCN's for nearly 5,000 vacant acres zoned for industrial and manufacturing development.

In 1993, we initiated efforts to expand our service territory in Delaware beyond northern New Castle County. This expansion, which has occurred in southern New Castle, Kent and Sussex Counties, has increased our exclusive service area in Delaware by approximately 61% since 1993. The pursuit of new service territory in the State of Delaware by water companies is competitive. Our strategy is to continue our efforts to acquire additional exclusive service areas, although the future rate of increase will depend upon interest rates, land use rules, and our ability to enter into agreements with landowners, developers or municipalities. Beginning in 1992, we undertook steps to increase our sources of groundwater supply, recognizing that such sources provided improved reliability while also being more cost effective. We have identified sufficient sources of groundwater supply to serve our expanding customer base for the foreseeable future. Our self-supply has increased from 63% of our total water supply in 1992 to approximately 82% in 2004. Since 1992, we have increased our sources of groundwater supply from our own wells by 65%, or nearly twelve million gallons per day. We plan to continue development of new sources of groundwater supplies as demand warrants.

Our primary sources of water are our wells that pump groundwater from aquifers and other formations. To supplement our groundwater supply, we purchase surface water through interconnections only in the northern service area of our New Castle County system. The purchased surface water is blended with our groundwater supply for distribution to our customers. Nearly 82% of the overall
7.2 billion gallons of water we distributed in all our systems during 2004 came from our groundwater wells, while the remaining 18% came from interconnections with other utilities and municipalities. During 2004, our average rate of water pumped was approximately 16.3 million gallons per day, "mgd", from our groundwater wells and approximately 3.6 mgd was supplied from interconnections. Our peak water supply capacity currently is approximately 50.0 mgd. Our peak water demand in 2004 was approximately 25.6 mgd. We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

Under state laws and regulations, we are required to file applications with the Delaware Department of Natural Resources and Environmental Control for water allocation permits for each of our operating wells pumping greater than 50,000 gallons per day. We have 109 operating and 60 monitoring wells in our systems. At December 31, 2004, we had permits for 74 wells, permit applications pending for 16 wells and 19 wells that do not require a permit. Our access to aquifers within our service territory is not exclusive. Water allocation permits control the amount of water that can be drawn from water resources and are granted with specific restrictions on water level draw down limits, annual, monthly and daily pumpage limits, and well field allocation pumpage limits. We are also subject to water allocation regulations that control the amount of water that we can draw from water sources. As a result, if new or more restrictive water allocation regulations are imposed, they could have an adverse effect on our ability to supply the demands of our customers, and in turn, our water supply revenues and results of operations. Our ability to supply the demands of our customers historically has not been affected by private usage of the aquifers by landowners or the limits imposed by the state of Delaware. Because of the extensive regulatory requirements relating to the withdrawal of any significant amounts of water from the aquifers, we believe that third party usage of the aquifers within our service territory will not interfere with our ability to meet the present and future demands of our customers.

Our northern New Castle County system is interconnected. During the first half of 2004, we completed the installation of water mains beneath the Chesapeake and Delaware Canal, C&D Canal, joining our northern New Castle County system to a portion of our southern New Castle County system. In the remainder of the State, we have several satellite systems that have not yet been connected by transmission and distribution facilities. We intend to join these systems into larger integrated regional systems through the construction of a transmission and distribution network as development continues and our expansion efforts provide us with contiguous exclusive service territories.

We have 19 interconnections with three neighboring water utilities and six municipalities that provide us with the ability to purchase or sell water. Interconnection agreements with the Chester Water Authority and the City of Wilmington have "take or pay" clauses requiring us to take, as of December 31, 2004, minimum draws totaling 1.298 billion gallons annually. During the fiscal year ended December 31, 2004, we used the minimum draws under these agreements. The Chester Water Authority agreement, which expires December 31, 2021, provides for the right to extend the term of this agreement through and including December 31, 2047, at our option, subject to the approval of the Susquehanna River Basin Commission. Our remaining take or pay agreement with the City of Wilmington was renewed in December 2001 for a period of five years. All of the interconnections provide Artesian Water the ability to sell water to neighboring water utilities or municipalities.

As of December 31, 2004, we were serving customers through approximately 977 miles of transmission and distribution mains. Mains range in diameter from two inches to twenty-four inches, and most of the mains are made of ductile iron, cast iron or transite pipe. Ductile iron is more durable than plastic and we install ductile iron pipes wherever possible. We are installing a more durable type of plastic pipe near ocean front property in southern Delaware where corrosive conditions of the surrounding ground affect the longevity of ductile iron pipe. We also install this more durable type of plastic pipe for major crossings of waterways, such as the C&D Canal. We supply public fire protection service through approximately 4,000 hydrants installed throughout our service territories.

We have 31 storage tanks, most of which are elevated, providing total system storage of 39.0 million gallons. We have developed and are using an aquifer storage and recovery system. At some locations, we rely on hydropneumatic tanks to maintain adequate system pressures. Where possible, we will combine our smaller satellite systems with systems having elevated storage facilities.

We pump all of our water with electric power purchased from major electric utilities. We also have diesel and propane powered generating equipment at most treatment and elevated storage facilities for the provision of basic water service during possible electrical outages.

We derive about 95% of our self-supplied groundwater from wells located in the Atlantic Coastal Plain. The remaining 5% comes from wells in the Piedmont Province. We use a variety of treatment methods, including aeration, pH adjustment, chlorination, fluoridation and iron removal, to meet federal, state and local water quality standards. Additionally, a corrosion inhibitor is added to all of our self-supplied groundwater and most of the supply from interconnections. We have 52 different water treatment facilities. All water supplies that we purchase from neighboring utilities are potable. We believe, based on our experience, the costs of treating groundwater are significantly lower than those of treating surface water.

The United States Environmental Protection Agency, the EPA; DNREC; and the Delaware Division of Public Health, DPH, regulate the water quality of our treatment and distribution systems. We believe that we are in material compliance with all current federal, state and local water quality standards, including regulations under the federal Safe Drinking Water Act. However, if new water quality regulations are too costly, or if we fail to comply with such regulations, it could have a material adverse effect on our financial condition and results of operations. Chester Water Authority, which supplies water to Artesian Water through interconnections in northern New Castle County, is regulated by the Pennsylvania Department of Environmental Protection, as well as the EPA.

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

A normal by-product of our iron removal treatment facilities is a solid consisting of the iron removed from untreated groundwater plus residue from chemicals used in the treatment process. The solids produced at our facilities are either disposed directly into county-approved wastewater facilities or removed from the facilities by a licensed third party vendor. Management believes that compliance with existing federal, state or local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has no material effect upon the business and affairs of Artesian Resources, but there is no assurance that such compliance will continue to not have a material effect in the future.

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

We filed a request for a rate increase on February 5, 2004, for an $8.8 million increase in our annual revenue requirement, but we cannot predict whether the PSC will approve the requested increase, approve a smaller increase or deny the request altogether. We currently derive our water service revenues from water consumption, upon which base rates are applied, which were last increased on September 7, 2004. The September 7, 2004 increase reflects the second of two temporary increases totaling approximately 15%, or $5.5 million on an annualized basis, which Artesian Water is permitted to collect by law, until the PSC makes a final rate determination. The first temporary increase was placed into effect on April 6, 2004, for $2.5 million on an annualized basis. The last permanent increase was placed in effect on May 1, 2003, which reflected an authorized return on equity rate of 10.5%, and an overall rate of return on rate base of 8.75%.

On December 19, 1996, Artesian Wastewater Management, Inc., Artesian Wastewater, was created as a non-regulated subsidiary of Artesian Resources. On September 30, 2004, we changed the name of our non-regulated subsidiary, Artesian Wastewater, which operates municipal wastewater facilities under operating agreements, to Artesian Utility Development, Inc., Artesian Utility. Artesian Utility is contracted to design and build wastewater infrastructure and provide wastewater treatment services and management in Delaware. Artesian Utility is a one-third participant, along with heavy-construction contractor George and Lynch and engineering firm D. Preston Lee, Jr., P.E., Inc., in a limited liability company called AquaStructure Delaware, L.L.C., AquaStructure. The purpose of AquaStructure is to develop and market proposals for design, construction and operation of wastewater facilities. In 1999, Artesian Wastewater (now Artesian Utility) began operating a 250,000 gallon per day wastewater facility for the town of Middletown in southern New Castle County. In 2002, AquaStructure substantially completed construction of a 2.5 million gallon per day wastewater facility for Middletown and Artesian Wastewater, under contract with AquaStructure, began operating the facility for Middletown under a 20-year contract.

Concurrent with the name change of Artesian Wastewater to Artesian Utility, we formed a new subsidiary, Artesian Wastewater Management, Inc., which will own wastewater infrastructure and will provide wastewater services to customers in Delaware as a regulated public wastewater service company.

The Company has no collective bargaining agreements with any of its employees, and its work force is not union organized or union represented. As of December 31, 2004, we employed 183 full-time and 9 part-time employees, all of whom were non-unionized. Of these full-time employees, 24 were officers and managers; 105 were employed as operations personnel, including engineers, technicians, draftsman, maintenance and repair persons, meter readers and utility personnel; and 47 were employed in the accounting, budgeting, information systems, human resources, customer relations, public relations and conservation departments. The remaining seven employees were administrative personnel. We believe that our employee relations are good.

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Exchange Act electronically with the Securities and Exchange Commission, SEC. The public may read or copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

We are a Delaware corporation with our principal executive offices located at 664 Churchmans Road, Newark, Delaware, 19702. Our telephone number is (302) 453-6900 and our website address is www.artesianwater.com. We make available free of charge through the Investor Information section of our website our Code of Ethics, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We include our website address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website.

ITEM 2. - PROPERTIES.

Our corporate headquarters are located at 664 Churchmans Road, Newark, Delaware. As of October 20, 2003, Artesian Water owns the property. Prior to that date, Artesian Water leased the property from White Clay Realty. For a discussion on the manner by which Artesian Water acquired this property, see Note 8 to our Financial Statements.

Artesian Resources and Artesian Development, Corporation, Artesian Development, a wholly owned subsidiary of Artesian Resources, own various parcels of land in New Castle County, Delaware. Artesian Water owns land, transmission and distribution mains, pump facilities, treatment plants, storage tanks and related facilities within New Castle, Kent and Sussex Counties,

Delaware. Artesian Water Pennsylvania, Inc. owns transmission and distribution mains as well. In the aggregate, we own land, rights-of-way and easements totaling approximately 706 acres. Substantially all of Artesian Water's utility plant, except utility plant within the town of Townsend, Delaware, is pledged as security for First Mortgage Securities.

Of the 706 acres we own, Artesian Development owns approximately eleven acres zoned for office buildings located immediately adjacent to our corporate headquarters. Artesian Development has no present plans to purchase new land or develop the acreage it owns.

All of our existing facilities adequately meet current necessary production capacities and current levels of utilization.

ITEM 3. - LEGAL PROCEEDINGS.

On February 5, 2004, Artesian Water filed a petition with the PSC to implement new rates to meet a requested increase in water sales revenue of 24%, or approximately $8.8 million, on an annualized basis. The PSC, on March 16, 2004, suspended the implementation of the proposed new rates pending further investigation and public evidentiary hearings. Pending these hearings and a final ruling by the PSC, Artesian Water, as is permitted by law, placed a portion, $2.5 million or 6.9%, of the proposed rates into effect under surety, in lieu of bond, on April 6, 2004. Beginning September 7, 2004, Artesian Water placed an additional portion of the proposed rates into effect. These temporary rates were designed to generate a total increase in operating revenue of approximately 15%, or $5.5 million on an annualized basis. These revised temporary rates will remain in effect until the regulatory process associated with this application is completed. If this permitted temporary rate increase is determined to be in excess of rates that the PSC ultimately deems appropriate, Artesian Water will be required to refund the excess portion plus interest to its customers. As of December 31, 2004, we have reserved $217,000 from revenue pending the final ruling by the PSC on our rate increase request. We expect a final decision on this matter during the first six months of 2005, but we cannot predict whether the PSC will approve the requested increase, approve a smaller increase or deny the request altogether.

There are no other material legal proceedings pending at this time.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Artesian Resources' Class A Non-Voting Common Stock, Class A Stock, is listed on the Nasdaq National Market and trades under the symbol "ARTNA." On February 28, 2005, there were 865 holders of record of the Class A Stock. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Class A Stock on the Nasdaq National Market and the cash dividends declared per share:

                         CLASS A NON-VOTING COMMON STOCK

                                                            Dividend
                                     High        Low       Per Share
                                   --------    --------    ---------
          2003
                First Quarter      $ 21.733    $ 19.713    $  0.1984
                Second Quarter       24.667      19.900       0.1984
                Third Quarter        25.860      23.200       0.1984
                Fourth Quarter       29.330      25.680       0.2025

          2004
                First Quarter      $ 29.500    $ 27.300    $  0.2025
                Second Quarter       28.460      26.241       0.2075
                Third Quarter        28.000      22.790       0.2075
                Fourth Quarter       29.761      26.530       0.2125

The closing sale prices shown above reflect prices between dealers and do not include retail markups or markdowns or commissions and may not necessarily represent actual transactions.

Our Class B Voting Stock, Class B Stock, is quoted on the OTC Bulletin Board under the symbol "ARTNB." There has been a limited and sporadic public trading market for the Class B Stock. As of February 28, 2005, the last reported trade of the Class B Stock on the OTC Bulletin Board was at a price of $27.25 per share on December 6, 2004. As of February 28, 2005, we had 210 holders of record of the Class B Stock.

SEC Regulation S-K, Item 701, the following table represents recent sales of unregistered securities.

                                                                                               Use of             Exemption from
           Securities Sold              Underwriters/Purchasers      Consideration            Proceeds         Registration Claimed
-------------------------------------   -----------------------   --------------------   ------------------   ----------------------
First Mortgage Bonds, Series Q, 4.75%   Underwriter -             Offering Price -       Financing of         Private Placement
Date of Bond - December 1, 2003         Janney Montgomery Scott            $15,400,000   specific             pursuant to Rule 144A
                                        Purchaser -               Cost of Issuance       construction         of the Securities
                                        Delaware Economic                   $1,181,574   projects             Exchange Act of 1934
                                        Development Authority     Net Proceeds
                                                                           $14,218,426

First Mortgage Bonds, Series P, 6.58%   Purchaser - Co-Bank       Offering Price -       Repayment of $10     Private Placement
Date of Sale - January 31, 2003                                            $25,000,000   million First        pursuant to Rule 144A
                                                                  Cost of Issuance       Mortgage Bonds,      of the Securities
                                                                               $57,030   Series L, 8.03% to   Exchange Act of 1934
                                                                  Net Proceeds           CoBank.
                                                                           $24,942,970   Balance to pay
                                                                                         down the Company's
                                                                                         line of credit.

SEC Regulation S-K, Item 703, we have no purchases of equity securities by the issuer and affiliated purchasers.

ITEM 6. - SELECTED FINANCIAL DATA.

The selected consolidated financial data for each of the years in the 5-year period ended December 31, 2004 are derived from the audited financial statements of the Company. The following data should be read in conjunction with the financial statements and related notes and also with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K.

In thousands, except per share and operating data       2004         2003         2002         2001         2000
--------------------------------------------------   ----------   ----------   ----------   ----------   ----------
STATEMENT OF OPERATIONS DATA
     Operating revenues
     Water sales                                     $   37,985   $   35,164   $   33,644   $   31,362   $   27,090
     Other revenue                                        1,597        1,131          953          625          461
        Total operating revenues                     $   39,582   $   36,295   $   34,597   $   31,987   $   27,551

Operating expenses
     Operating and maintenance                       $   20,700   $   19,629   $   18,334   $   17,619   $   15,399
     Depreciation and amortization                        4,046        3,635        3,392        3,001        2,706
     State and federal income taxes                       2,892        2,387        2,825        2,184        1,619
     Property and other taxes                             2,070        2,115        1,871        1,782        1,616
        Total operating expenses                     $   29,708   $   27,766   $   26,422   $   24,586   $   21,340

Operating income                                     $    9,874   $    8,529   $    8,175   $    7,401   $    6,211
Other income, net                                           471          277          380          457          295
Total income before interest charges                 $   10,345   $    8,806   $    8,555   $    7,858   $    6,506

Interest charges                                     $    5,943   $    4,889   $    4,388   $    4,537   $    4,055

Net income                                           $    4,402   $    3,917   $    4,167   $    3,321   $    2,451
Dividends on preferred stock                                  2           71           42           51           61
Net income applicable to common stock                $    4,400   $    3,846   $    4,125   $    3,270   $    2,390

Net income per share of common stock:
     Basic                                           $     1.12   $     0.99   $     1.17   $     1.07   $     0.79
     Diluted                                         $     1.08   $     0.96   $     1.14   $     1.05   $     0.78

Avg. shares of common stock outstanding
     Basic                                                3,936        3,880        3,534        3,039        3,011
     Diluted                                              4,066        3,993        3,612        3,108        3,066
Cash dividends per share of common stock             $     0.83   $   0.7975   $     0.77   $     0.74   $     0.73

BALANCE SHEET DATA
Utility plant, at original cost
     less accumulated depreciation                   $  212,152   $  187,893   $  167,338   $  152,356   $  134,038
Total assets                                         $  227,380   $  216,324   $  183,072   $  163,534   $  144,407
Notes payable                                        $    9,213   $   12,499   $    3,163   $   16,118   $    2,000
Long-term obligations and
     redeemable preferred stock,
     including current portions                      $   83,437   $   80,846   $   64,591   $   50,998   $   52,236
Stockholders' equity                                 $   54,943   $   52,691   $   51,176   $   34,445   $   32,829
Total capitalization                                 $  137,299   $  133,249   $  115,246   $   84,015   $   83,846

OPERATING DATA
Average water sales per customer                     $      535   $      505   $      495   $      474   $      417
Water pumped (millions of gallons)                        7,166        7,199        7,198        7,321        6,886
Number of metered customers                              70,993       69,687       68,049       66,173       64,902
Miles of water main                                         977          938          917          888          872

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Our regulated water utility's earnings, which comprise 98.2% of the total earnings, are directly affected by the amount and duration of precipitation during periods when water is used for purposes outside the home or office such as irrigation. In both 2004 and 2003, our service area experienced an unusual amount of precipitation throughout the year, especially affecting the need for irrigation by our customers. We do not expect this trend to continue although we cannot reasonably predict the amount, timing and duration of precipitation nor the effect it might have on our customers' water consumption. By comparison, in 2002, our service area was impacted by drought conditions that, because of the duration of the drought period, resulted in mandatory restrictions for non-essential water use for a period of 71 days. These restrictions had the effect of reducing consumption through voluntary and mandatory restricted usage.

Our gross water sales revenues were also affected in 2004 by the implementation of two interim rate increases associated with our application with the PSC on February 5, 2004 for an increase in rates of 24%. We recognized revenues reflecting a temporary increase of $2.5 million on an annual basis between April and September 2004, and a secondary temporary increase of $3.0 million on an annual basis effective September 2004, for a total from both of $5.5 million on an annual basis.

Artesian Water Pennsylvania, Inc., our wholly owned Pennsylvania water utility subsidiary, began operations in 2002, providing water service to a residential community, consisting of 39 customers, in Chester County. One other subsidiary, Artesian Wastewater Management, Inc., Artesian Wastewater, is a regulated entity that will own wastewater infrastructure and provide wastewater services in Delaware. Our other subsidiaries, neither of which is regulated, are Artesian Utility Development, Inc., Artesian Utility, which designs and builds wastewater infrastructure and provides contract wastewater services in Delaware, and Artesian Development, Corporation, whose sole activity is the ownership of an eleven-acre parcel of land. On October 14, 2003, we filed an application with the Pennsylvania Public Utilities Commission to increase our service area in Pennsylvania. This application, which concerns four specific developments that are expected to add 350 customers over 10 years, was approved and an order entered on February 4, 2005.

While water sales revenues are our primary source of gross revenues, generating 96.0% of total gross revenues, we continue to explore and develop relationships with developers and municipalities in order to increase revenues from contract water operations provided by Artesian Water and from wastewater management services provided by both Artesian Wastewater and Artesian Utility. In 2004, our efforts in the non-regulated operations of Artesian Utility led to an increase in those revenues of $343,000, or 88.7%, over 2003. The increase reflected revenues associated with design/build contracts for five wastewater treatment plants. Our contract operations and wastewater management services provide a revenue stream that is not affected by changes in weather patterns. We plan to continue developing and expanding our contract operations and wastewater services in a manner that complements our growth in water service to new customers. Our anticipated growth in these areas is subject to changes in residential and commercial construction in Delaware, which may be affected by interest rates, inflation and general housing and economic market conditions.

Water Industry

A January 2004 federal Environmental Protection Agency report states that the United States' water industry is comprised of approximately 54,000 community water systems, 84% of which serve less than 3,300 customers. Only 14% of all community water systems are run by investor-owned utilities. There are currently 11 publicly traded water utilities based in the United States. The rest are privately or municipally owned systems. The water industry is capital intensive, with the highest capital investment in plant and equipment per dollar of revenue among all utilities. Increasingly stringent drinking water regulations to meet the requirements of the Safe Drinking Water Act of 1974 have required the water industry to invest in more advanced treatment systems and processes, which require a heightened level of expertise. We are currently in full compliance with the requirements of the Safe Drinking Water Act. Even though our water utility was founded in 1905, the majority of our investment in infrastructure occurred in the last 30 years.

We believe that Delaware's generally lower cost of living in the region, availability of development sites in relatively close proximity to the Atlantic Ocean in Sussex County, and attractive financing rates for construction and mortgages have resulted, and will continue to result, in increases to our customer base. Based on U.S. Census Bureau reports, Delaware has recorded an 18% growth in residents from 1990 to 2000, with Sussex County providing a population growth of 38% during the same period. From April 2000 to July 2003, Delaware has recorded an estimated 4.3% growth in residents, with Sussex County providing an estimated population growth of 7.3% during the same period. Substantial portions of Delaware are not served by a public water system. Interest rates for mortgages have fallen from 6.84% on average in December 2001 to 5.81% through December 2004. Long-term interest rates for our recent First Mortgage Bond issuance (see Note 6 to our Financial Statements) reflect a similar trend, as we were able to reduce our overall weighted cost of debt from 7.93% in 2001 to 6.79% at the end of 2004.

Strategic Direction

We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. As we anticipated, our initiatives south of the C&D Canal that began in 1992 are now providing the greatest portion of our customer growth. This is occurring due to the build out of service area in northern New Castle County. In 2004, we increased our customer base by 1.9% and increased our service territory by 21.5 square miles, a 15.6% increase. We continued to increase our sources of supply, adding about 4.0 million gallons to our daily production capacity, to assure we have adequate high quality water supply to meet our customer growth expectations.

Our strategy is to focus on total resource management covering a wide spectrum of activities, which include identifying new and dependable sources of supply; developing the wells, treatment plants and delivery systems to get water to the customers; educating customers on the wise use of water; and providing responsible wastewater management to assist with recharge of the aquifers. Our strategy includes focusing our efforts to expand in new regions added to our service territory over the last 10 years, where growth is strong and demand is increasing. These regions have provided over half of our growth in customers in 2004 and we expect growth to remain strong in these regions. We also foresee significant growth opportunities in our wastewater subsidiaries and will continue to seek strategic partnerships and relationships with developers and municipalities to complement existing agreements for the provision of wastewater service in Delaware.

Regulatory Matters and Inflation

As of December 31, 2004, we had approximately 71,000 metered customers and served a population of approximately 232,000, representing approximately 28% of Delaware's total population. Increases in the number of customers served by Artesian Water contribute to increases in our operating revenues. The PSC regulates Artesian Water's rates charged for water service, the sale and issuance of securities and other matters. We periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business. In Delaware, utilities are permitted by law to place rates into effect, under bond, on a temporary basis pending completion of a rate increase proceeding. The first temporary increase may be up to the lesser of $2.5 million on an annual basis or 15% of gross water sales. Should the rate case not be completed within seven months, by law, the utility may put the entire requested rate relief, up to 15% of gross water sales, in effect under bond until a final resolution is ordered and placed into effect. If any such rates are found to be in excess of rates the PSC finds to be appropriate, the utility must refund the portion found to be in excess to customers with interest.

We currently derive our water service revenues from water consumption, upon which base rates are applied, which were last increased and placed into effect September 7, 2004. On February 5, 2004, we filed with the PSC a rate application requesting an increase in rates sufficient to generate an additional $8.8 million on an annual basis, or an approximate 24.22% increase, in gross water sales revenue to recognize the significant increase in utility plant and equipment placed in service and increases in operating expenses. On March 26, 2004, we filed a supplemental application reducing the requested increase to $8.7 million, or approximately 23.8%. Temporary rates generating an additional $2.5 million on an annual basis were placed into effect under surety, in lieu of bond, on April 6, 2004. On September 7, 2004 we placed into effect an additional $3.0 million in temporary rates as permitted by law. Hearings regarding the rate increase were held in October 2004. As of December 31, 2004, we have reserved $217,000 from revenue pending the final ruling by the PSC on our rate increase request. We expect a final decision on this matter during the first six months of 2005, but we cannot predict whether the PSC will approve the requested increase, approve a smaller increase or deny the request altogether.

Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, DSIC. This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC process significantly reduces expenses when compared to those typically associated with general rate increase requests. We requested on November 30, 2003, and subsequently implemented, a 1.13% DSIC surcharge for bills rendered subsequent to January 1, 2004. This surcharge was suspended on April 6, 2004 with the implementation of temporary rates associated with the rate application filed on February 5, 2004. Between January 1 and April 6, 2004, the surcharge generated approximately $87,000 in revenues.

We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability. The cumulative effect of inflation results in significantly higher facility costs compared to investments made 20 to 40 years ago, which must be recovered from future cash flows.

CRITICAL ACCOUNTING POLICIES

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

Our regulated utilities record deferred regulatory assets under Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," which are expenses that may be recovered over various lengths of time as prescribed by the PSC. As the utility incurs certain expenses, such as expenses related to rate case applications, a deferred regulatory asset is created. Adjustments to these deferred regulatory assets are made when the PSC determines whether the expense is recoverable in rates, the length of time over which an expense is recoverable, or, because of changes in circumstances, whether a remaining balance of deferred expense is no longer recoverable in rates charged to customers. Adjustments to reflect changes in recoverability of certain deferred regulatory assets may have a material effect on our financial results.

RESULTS OF OPERATIONS

2004 COMPARED TO 2003

OPERATING REVENUES

Revenues totaled $39.6 million in 2004 and were 9.1% above revenues in 2003 of $36.3 million, which is primarily due to an increase of $2.8 million, or 8.0%, in water sales revenue, reflecting a 1.9% increase in the number of customers served and rate increases placed in effect in 2003 and 2004. The remaining increase in total revenues is due to a $343,000, or 88.7%, increase in non-utility operating revenues. We realized 96.0% of our total revenue in 2004 from the sale of water, compared to 96.9% in 2003; the percentage decrease is primarily due to an increase in contract revenues.

On February 5, 2004, Artesian Water filed a petition with the PSC seeking to raise rates for water service by 24% or $8.8 million, on an annualized basis. The PSC, on March 16, 2004, suspended the implementation of the proposed new rates pending further investigation and public evidentiary hearings. Pending these hearings and a final ruling by the PSC, Artesian Water, as is permitted by law, placed $2.5 million of the proposed rates into effect under surety, in lieu of bond, beginning April 6, 2004. Beginning September 7, 2004, Artesian Water placed an additional $3.0 million of the proposed rates into effect, for a total annualized revenue increase of 15%. These revised temporary rates will remain in effect until the level of permanent rates is decided by the PSC. If this permitted temporary rate increase is determined to be in excess of rates that the PSC ultimately deems appropriate, Artesian Water will be required to refund the excess portion plus interest to its customers. As of December 31, 2004, we have reserved $217,000, or approximately 14% of 2004 temporary rate revenue, in anticipation of such a refund. Any revenues that have been deferred and are subsequently approved for recovery will be recorded as revenue in 2005.

PERCENTAGE OF OPERATING REVENUES

                                          2004          2003          2002
                                       ----------    ----------    ----------
     Residential                            59.07%        59.83%        59.57%
     Commercial                             23.66%        24.00%        23.83%
     Industrial                              0.79%         0.88%         1.31%
     Government and Other                   12.45%        12.17%        12.54%
     Other utility operating revenues        2.19%         2.05%         1.92%
     Non-utility operating revenues          1.84%         1.07%         0.83%
                                       ----------    ----------    ----------
          Total                            100.00%       100.00%       100.00%

RESIDENTIAL

Residential water service revenues in 2004 amounted to $23.4 million, an increase of $1.7 million, or 7.7%, over the $21.7 million recorded in 2003, primarily due to rate increases in effect. The increase in 2004 follows an increase of $1.1 million, or 5.3%, in 2003. The volume of water sold to residential customers increased from 3,650 million gallons in 2003 to 3,680 million gallons in 2004. Although the number of residential customers served increased 1,266 or 1.9% in 2004, unusually wet weather during the summer of 2004 suppressed water demand.

COMMERCIAL

Revenues from commercial customers in 2004 increased by 7.5% to $9.4 million, from $8.7 million in 2003 due to rate increases in 2004. The number of commercial customers served increased 0.5% in 2004 and the 2,159 million gallons of water sold to commercial customers in 2004 was nearly the same as the 2,166 million gallons sold in 2003, as unusually wet weather in 2004 and 2003 suppressed demand by these customers.

INDUSTRIAL

Revenues from industrial customers decreased by 2.2% from $318,000 in 2003 to $311,000 in 2004. The volume of water sold to industrial customers decreased 42.1% from 117 million gallons in 2003 to 68 million gallons in 2004 primarily as a result of decreased usage by customers and serving two fewer customers. It is currently unknown whether consumption will return to its former level. During 2004, one of our industrial customers shut down its plant for retrofitting. Due to minimum take provisions in our contract with this customer, payments up to the contract requirement were made. Therefore, although revenues remained relatively stable for 2004 versus 2003, consumption declined.

GOVERNMENT AND OTHER

Government and other revenues in 2004 increased by 11.5% to $4.9 million from $4.4 million in 2003. The increase was primarily driven by revenues derived from fire protection services, which totaled $2.6 and $2.3 million in 2004 and 2003, respectively. This increase in fire protection services revenue resulted from increases in rates.

OTHER UTILITY OPERATING REVENUE

Other utility operating revenue, derived from contract operations, antenna leases on water tanks and finance charges increased 16.5% in 2004 to $868,000 from $744,000 in 2003. The increase is a result of increased service charges to customers primarily due to increased service turn-on and shut-off activity. Additionally, we have experienced an increase in the number of antenna leases.

NON-UTILITY OPERATING REVENUE

Non-utility operating revenue, derived from non-regulated wastewater operations, increased 88.7% in 2004 to $730,000 from $387,000 in 2003. The increase reflected revenues associated with design/build contracts for five wastewater treatment plants.

OPERATING EXPENSES

Operating expenses, excluding depreciation and taxes, increased approximately $1.1 million, or 5.5%, to $20.7 million in 2004. The increase in operating expenses resulted primarily from increases in administrative expenses, repair and maintenance expenses, and non-utility operating expenses. Administrative expenses increased by $417,000 primarily as a result of consulting fees associated with the implementation of the Sarbanes-Oxley Act and increased audit fees, which represented $298,000 of the $417,000 increase. Repair and maintenance expenses increased $273,000 from 2003 levels due to computer hardware and software support fees, replacement of a water treatment filter media, and fuel price increases. Non-utility operating expenses increased by $268,000 primarily due to engineering services for new projects for Artesian Utility. As a percentage of total operating expenses, payroll and associated expenses have declined; however, actual expense for payroll and associated expenses have marginally increased primarily due to a 15% increase in medical insurance premiums effective August 2004. Payroll and related expense was also affected in 2004 by the capitalization of $315,733 associated with our internal staff effort to convert our customer information system computer programs. We expect that this effort will be concluded in the first half of 2005.

OPERATING AND MAINTENANCE EXPENSES

                                                        2004          2003          2002
                                                     ----------    ----------    ----------
     Payroll and Associated Expenses                      48.79%        50.98%        52.47%
     Purchased Water                                      14.47%        15.16%        13.55%
     Repair and Maintenance                                6.60%         5.57%         5.48%
     Water Treatment                                       3.12%         3.28%         3.47%
     Administrative                                       24.55%        23.76%        23.96%
     Non-utility Operating                                 2.48%         1.25%         1.07%
                                                     ----------    ----------    ----------
          Total operating and maintenance expenses       100.00%       100.00%       100.00%

Depreciation and amortization expense increased $410,000, or 11.3%, due to increases in our utility plant in service during 2004. Income tax expense increased $506,000, or 21.2%, due to higher profitability in 2004. Our total effective income tax rate for 2004 and 2003 was 39.6% and 37.9%, respectively.

OTHER INCOME, NET

Other Income increased $194,000, primarily due to the receipt of dividend income from CoBank.

INTEREST CHARGES

Interest charges increased $1.1 million, or 21.6%, primarily due to an $897,000 increase in long-term debt interest associated with the issuance of $15.4 million in First Mortgage Bonds (Series Q) in December 2003 used to finance additions to utility plant. The remaining increase is due to higher average short-term debt balances and interest rates versus last year. Average outstanding lines of credit during 2004 of $11.8 million increased by $3.2 million, compared to the average outstanding lines of credit during 2003 of $8.6 million. The average interest rate applied to these balances increased from 2.2% in 2003 to 2.4% in 2004 due to an increasing interest rate environment in 2004.

NET INCOME

For the year ended December 31, 2004, our net income applicable to common stock increased $555,000, or 14.4%, compared to 2003. The increase in net income was primarily due to the implementation of increases in water utility rates to recover investments made in utility plant and the related increases in depreciation and interest expense. Non-utility operations also contributed $135,000 to the increase in net income.

2003 COMPARED TO 2002

OPERATING REVENUES

Revenues totaled $36.3 million in 2003 and were 4.9% above revenues in 2002 of $34.6 million, reflecting an increase in water sales of 4.5% due to customer growth and rate increases approved by the PSC in 2003. We realized 96.9% of our total revenue in 2003 from the sale of water, compared to 97.2% in 2002.

On April 2, 2002, Artesian Water filed a petition with the PSC seeking to raise rates for water service by 23.12% or $7.5 million. The PSC, on April 16, 2002, suspended the implementation of the proposed new rates pending further investigation and public evidentiary hearings. Pending these hearings and a final ruling by the PSC, Artesian Water, as is permitted by law, placed 7.71% of the proposed rates into effect under bond beginning June 1, 2002. Beginning December 3, 2002, Artesian Water placed an additional 3.69% of the proposed rates into effect. On April 15, 2003, the PSC issued PSC Order No. 6147 approving an increase in Artesian Water's revenue requirement of 9.68% effective May 1, 2003. These rates represented an increase in water consumption charges, customer charges, and fire hydrant ready-to-serve charges necessary to generate an increase in annual operating revenues of approximately $3.3 million. Since temporary rates were in excess of the final rate increase, in June 2003 we refunded approximately $201,000 plus interest to our customers. Since Artesian Water had reserved revenue related to the second temporary increase of $234,000, an additional $33,000 was recorded to revenue for the second quarter.

RESIDENTIAL

Residential water service revenues in 2003 amounted to $21.7 million, an increase of 5.3% over the $20.6 million recorded in 2002. The increase in 2003 followed an increase of 6.9% in 2002. The volume of water sold to residential customers increased from 3,627 million gallons in 2002 to 3,650 million gallons in 2003. Although the number of residential customers served increased 2.6% in 2003, unusually wet weather during the summer of 2003 suppressed water demand.

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

OTHER UTILITY OPERATING REVENUE

Other utility operating revenue, derived from contract operations, antenna leases on water tanks and finance charges increased 11.7% in 2003 to $744,000 from $666,000 in 2002. This is primarily a result of an increase in revenues from vendor discounts for payment of invoices and from increased finance charges.

NON-UTILITY OPERATING REVENUE

Non-utility operating revenue, derived from non-regulated wastewater operations, increased 34.7% in 2003 to $387,000 from $287,000 in 2002. This is primarily a result of an increase in revenues from contract operation services as a result of the operation of the Middletown Wastewater Treatment Plant for a full year in 2003 versus a partial year in 2002.

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

INTEREST CHARGES

Interest charges increased $501,000, or 11.4%, primarily due to a $777,000 increase associated with the net issuance of $15 million in First Mortgage Bonds in December 2003 for financing additions to utility plant. This was partially offset by lower interest expense associated with short-term debt. Average outstanding lines of credit during 2003 of $8.6 million decreased by $7.9 million, compared to the average outstanding lines of credit during 2002 of $16.5 million, as a result of the issuance of the First Mortgage Bonds. The average interest rate applied to these balances decreased from 2.7% in 2002 to 2.2% in 2003 due to a decreasing interest rate environment in 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our primary sources of liquidity for 2004 were $11.4 million provided by cash flow from operating activities and $17.2 million from financing activities, which includes $5.9 million in contributions and advances. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.

We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations. We expect that our aggregate investments in our utility plant and systems in 2005 will be approximately $20.0 million. Our total obligations related to interest and principal payments on indebtedness, rental payments and water service interconnection agreements for 2005 are anticipated to be approximately $9.6 million. We expect that our available cash balances, our projected cash generated from operations and available bank credit lines will be sufficient to fund our activities for the next year.

INVESTMENT IN UTILITY PLANT AND SYSTEMS

Capital expenditures increased by approximately $4.0 million for the year ended December 31, 2004, or approximately 16.4%, from $24.6 million in 2003 to $28.6 million in 2004. Investment in utility plant, excluding advances and contributions in aid of construction received from real estate developers, increased by $0.7 million, or 3.1%, from $22.2 million in 2003 to $22.9 million in 2004. Reflecting increased development activity, developers financed $5.4 million for the installation of water mains and hydrants serving their developments in 2004, compared to $1.4 million financed by developers in 2003.

We invested approximately $12.4 million in new transmission and distribution facilities, including refunds of advances for developer-financed infrastructure. Of the $12.4 million invested, we invested $8.7 million in new infrastructure and $3.7 million in our rehabilitation program for transmission and distribution facilities, replacing aging or deteriorating mains. An investment of $7.4 million was made to enhance or improve existing treatment facilities, rehabilitation of pumping equipment and installation of new wells to increase supply capabilities. The remaining $3.4 million of capital investment in 2004 was made for general plant, including a major software application upgrade which is expected to be implemented by the 2nd Quarter of 2005.

INVESTMENT IN UTILITY PLANT AND SYSTEMS

In thousands                                            2004         2003         2002
--------------------------------------------------   ----------   ----------   ----------
Source of supply                                     $      832   $    6,113   $    1,491
Treatment and pumping                                     6,546          569        5,686
Transmission and distribution                            12,419       10,699        7,451
General plant and equipment                               3,364        5,806        1,429
Developer financed utility plant                          5,435        1,375        2,345
                                                     ----------   ----------   ----------
     Total investment in utility plant and systems   $   28,596   $   24,562   $   18,402

We have planned to invest approximately $20.0 million in utility plant in 2005. Developers are expected to finance an additional $6.7 million in utility plant construction. The largest portion of projected investment is primarily a result of our efforts to identify, develop, treat and protect sources of water supply to assure uninterrupted service to our customers. We expect to invest approximately $3.7 million in new treatment facilities, equipment and wells throughout Delaware.

As part of our total utility plant investment, we expect to invest over $11.5 million in transmission and distribution facilities. We expect approximately $5.0 million will be invested in the relocations of facilities as a result of government mandates and renewals associated with the rehabilitation of aging infrastructure. We also expect investing approximately $6.4 million in new transmission and distribution facilities to improve our system hydraulics and address service needs in growth areas of our service territory.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, including any arrangements with any structured finance, special purpose or variable interest entities.

FINANCING

We have several sources of liquidity to finance our investment in utility plant and other fixed assets. We estimate that the projected investment of approximately $20.0 million will be financed by our operations and external sources, including a combination of capital investment and borrowings from the Delaware Drinking Water State Revolving Fund and short-term borrowings under our revolving credit agreements discussed below. Developers are expected to finance, through advances and contributions in aid of construction, an additional $6.7 million of capital expenditures, which includes the installation of mains and hydrants in new developments.

Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by the PSC.

At December 31, 2004, Artesian Water had lines of credit with two separate financial institutions totaling $40.0 million to meet temporary cash requirements. These facilities increased by $5.0 million on approval of the Board of Directors on September 24, 2004. These revolving credit facilities are unsecured. As of December 31, 2004, we had $30.8 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate, LIBOR, plus 1.0% or, at our discretion, the banks' federal funds rate plus 1.0%. Each bank reviews all of their facilities annually for renewal.

At December 31, 2004, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $1.5 million, respectively, to meet temporary cash requirements. These revolving credit facilities are unsecured. As of December 31, 2004, we had not borrowed funds under these lines. The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%. The bank reviews its facilities annually for renewal.

We may, from time to time, sell our securities to meet capital requirements. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. Our trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66 2/3% of total capitalization. Our debt to total capitalization, including the short-term portion thereof, was 59.98% at December 31, 2004.

On February 25, 2003, Artesian Water Company, Inc., the Company, entered into an agreement to borrow up to $2,900,285 from the Delaware Drinking Water State Revolving Fund, the Fund at an interest rate of 3.57%. The loan was used for costs associated with the installation of new public water systems for Keen-wick West/Keen-wick South and Route 54, Phase II projects in Sussex County, Delaware. As of December 31, 2004 the Company borrowed $2,188,184 of which $717,269, which was repaid to the Fund on February 9, 2005. We have notified the state that we will not draw the remaining available funds.

On November 7, 2003, Artesian Water Company, Inc. entered into another agreement to borrow $5,456,495 from the Fund for a term of twenty years at an interest rate of 3.64%. The loan was used for costs associated with the replacement and rehabilitation of transmission and distribution mains within several developments in our northern New Castle County service territory. Through December 31, 2004 the Company borrowed $1,971,415. We have notified the state that we will not draw the remaining funds.

On December 23, 2003, Artesian Water issued $15.4 million, 4.75%, 40 year Series Q First Mortgage Bonds. These bonds are tax-free and were issued for the Company through the Delaware Economic Development Authority to finance utility construction projects. The proceeds from these bonds are held on our behalf by the First Mortgage Bond Trustee, Wilmington Trust, and will be disbursed to us as construction is completed. Interest, which accrues to our benefit, is added to the fund for use in completing construction of the various approved projects. The remaining $502,796 was disbursed to the Company on January 26, 2005.

On May 4, 1999, Artesian Resources purchased 126,353 shares of Class B Common Stock and 24,165 shares of Class A Non-Voting Common Stock from Ellis D. Taylor and his spouse, Helena C. Taylor, in exchange for a promissory note, the Note, in the principal amount of $4,450,000 representing the purchase price of the stock, with a discounted present value of $4,307,000. The Note was payable quarterly, on a calendar basis, over a four-year period and in sixteen equal principal installments of $278,125 commencing on June 30, 1999. The outstanding balance on the Note bore interest in an amount computed based on the quarterly dividend the Taylors would have received on the stock transferred to Artesian Resources but not yet paid for by Artesian Resources. In addition, the principal installment was adjusted on a quarterly basis to reflect changes in the book value per common share of the Company as reported in its most recent quarterly financial statement distributed to stockholders prior to the quarterly payment. Such amounts represented contingent purchase price of the stock and were charged to retained earnings. The note was paid in full on March 25, 2003.

CONTRACTUAL OBLIGATIONS

                                                                    PAYMENTS DUE BY PERIOD
                                           ------------------------------------------------------------------------
                                             Less than         1-3            4-5          After 5
In thousands                                  1 Year          Years          Years          Years          Total
------------------------------------       ------------   ------------   ------------   ------------   ------------
First Mortgage Bonds                       $         --   $     15,000   $         --   $     60,400   $     75,400
State revolving fund loans                        1,082            766            798          5,391          8,037
Operating leases                                     87             36             24             --            147
Unconditional purchase                            2,982          5,703          5,417         32,478         46,580
 obligations
Tank painting contractual obligation                249             --             --             --            249
                                           ------------   ------------   ------------   ------------   ------------
 Total contractual cash
  obligations                              $      4,400   $     21,505   $      6,239   $     98,269   $    130,413
                                           ============   ============   ============   ============   ============

Long-term debt obligations reflect the maturities of certain series of our first mortgage bonds, which we intend to refinance when due. The state revolving fund loan obligation has an amortizing mortgage payment, payable over a 20-year period, and will be refinanced as future securities are issued. Both the long-term debt and the state revolving fund loan have certain financial covenant provisions, which could result in default and require the obligation to be repaid, however, there are also specific cure provisions, which allow us to avoid default of the obligation. We have not experienced conditions, which would result in our default under these agreements, and we do not anticipate any such occurrence. Payments for unconditional purchase obligations reflect minimum water purchase obligations based on rates that are subject to change under our interconnection agreements with neighboring utilities. We have received notice from Chester Water Authority regarding a rate increase effective July 1, 2005, and incorporated the increase in future obligations noted above.

                                  Less than
  Commitments      Committed        1 Year        1-3 Years      4-5 Years    Over 5 Years
---------------   ------------   ------------   ------------   ------------   ------------
Lines of Credit   $      9,213   $      9,213             --             --             --

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment". This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We have not yet determined whether the adoption of this statement will have a material impact on our financial condition or results of operation.

In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this statement did not have a material impact on our financial condition or results of operation.

In December 2003, the FASB issued revised Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106." This statement requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans. Disclosures for earlier annual periods presented for comparative purposes are restated. This statement was adopted as of December 31, 2003 and the additional disclosures required for our postretirement benefit obligation are presented in Note 10. The adoption of this statement did not have a material impact on our financial condition or results of operation.

In December 2003, the FASB issued revised Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51". This Interpretation of ARB No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities, which have one or more of the following characteristics: (1) The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders (2) The equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights; the obligation to absorb the expected losses of the entity; or the right to receive the expected residual returns of the entity (3) The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company adopted this statement in 2004, however, it did not have a material impact on our financial condition or results of operation.

CAUTIONARY STATEMENT

Statements in this Annual Report which express our "belief," "anticipation," "projection" or "expectation," as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995. These may include statements regarding our goals, priorities and growth and expansion plans for our water and wastewater subsidiaries, the timing and the amount of a final decision in our pending rate case, exact amounts that may be collected under temporary rate increases, the adequacy of our reserve for a potential refund of revenues received under temporary rates upon a final decision by the PSC on our request for an increase in rates and the potential impact on revenue in 2005, our investment in utility plant and systems in 2005, our sources of financing, and water quality standards. Also included are our anticipated payments due in 2005 and satisfaction of our debt covenants. Such statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including material changes in demand from larger customers, changes in weather, availability of labor, changes in government policies, levels of rate relief granted and changes in economic conditions and the other risks described in this document. All of the forward-looking statements made in this Annual Report are based on our current beliefs and we undertake no obligation to update any of these cautionary statements.

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        None.

ITEM 8. -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                                ---------------------------
In thousands                                                                        2004           2003
-----------------------------------------------------------------------------   ------------   ------------
ASSETS
Utility plant, at original cost less accumulated depreciation                   $    212,152   $    187,893
Current assets
     Cash and cash equivalents                                                         1,217          1,128
     Accounts receivable, net                                                          3,806          2,408
     Income tax receivable                                                                --            841
     Unbilled operating revenues                                                       2,372          2,745
     Materials and supplies - at cost on FIFO basis                                      932            801
     Prepaid property taxes                                                              765            711
     Prepaid expenses and other                                                          565            577
                                                                                ------------   ------------
                                                                                       9,658          9,211
                                                                                ------------   ------------
Other assets
     Non-utility property (less accumulated depreciation 2004-$108; 2003-$75)            337            334
     Restricted cash                                                                     503         14,219
     Other deferred assets                                                             2,626          2,544
                                                                                ------------   ------------
                                                                                       3,466         17,097
Regulatory assets, net                                                                 2,104          2,123
                                                                                ------------   ------------
                                                                                $    227,380   $    216,324
                                                                                ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
     Common stock                                                               $      3,956   $      3,901
     Additional paid-in-capital                                                       42,222         41,160
     Retained earnings                                                                 8,765          7,630
                                                                                ------------   ------------
        Total stockholders' equity                                                    54,943         52,691
Long-term debt, net of current portion                                                82,356         80,558
                                                                                ------------   ------------
                                                                                     137,299        133,249
                                                                                ------------   ------------
Current liabilities
     Notes payable                                                                     9,213         12,499
     Current portion of long-term debt                                                 1,082            188
     Current portion of mandatorily redeemable preferred stock                            --            100
     Accounts payable                                                                  2,173          1,831
     Accrued expenses                                                                  1,989          2,120
     Overdraft payable                                                                 1,812          1,337
     Deferred income taxes                                                               150            213
     Interest accrued                                                                    354            267
     Customer deposits                                                                   470            422
     Other                                                                             1,197            697
                                                                                ------------   ------------
                                                                                      18,440         19,674
                                                                                ------------   ------------
Deferred credits and other liabilities
     Net advances for construction                                                    21,456         19,175
     Postretirement benefit obligation                                                 1,169          1,232
     Deferred investment tax credits                                                     816            843
     Deferred income taxes                                                            14,774         11,775
                                                                                ------------   ------------
Commitments and contingencies (Note 11)
                                                                                      38,215         33,025
Net contributions in aid of construction                                              33,426         30,376
                                                                                ------------   ------------
                                                                                $    227,380   $    216,324
                                                                                ============   ============

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      For the Year Ended December 31,
                                                                                -------------------------------------------
In thousands, except per share amounts                                              2004           2003            2002
-----------------------------------------------------------------------------   ------------   ------------    ------------
Operating revenues
     Water sales                                                                $     37,985   $     35,164    $     33,644
     Other utility operating revenue                                                     868            744             666
     Non-utility operating revenue (Note 7)                                              729            387             287
                                                                                ------------   ------------    ------------
                                                                                      39,582         36,295          34,597
                                                                                ------------   ------------    ------------
Operating expenses
     Utility operating expenses                                                       20,187         19,245          17,963
     Non-utility operating expenses (Note 7)                                             513            245             196
     Related party expenses (Note 8)                                                      --            139             175
     Depreciation and amortization                                                     4,046          3,635           3,392
     Taxes
        State and federal income
           Currently payable (Note 3)                                                     --         (1,543)            693
           Deferred (Note 3)                                                           2,892          3,930           2,132
        Property and other                                                             2,070          2,115           1,871
                                                                                ------------   ------------    ------------
                                                                                      29,708         27,766          26,422
                                                                                ------------   ------------    ------------
Operating income                                                                       9,874          8,529           8,175
                                                                                ------------   ------------    ------------
Other income, net
     Allowance for funds used during construction                                        302            230             380
     Miscellaneous                                                                       169             47              --
                                                                                ------------   ------------    ------------
                                                                                         471            277             380
                                                                                ------------   ------------    ------------
Income before interest charges                                                        10,345          8,806           8,555

Interest charges                                                                       5,943          4,889           4,388
                                                                                ------------   ------------    ------------
Net income                                                                             4,402          3,917           4,167
Dividends on preferred stock and redemption premium                                        2             71              42
                                                                                ------------   ------------    ------------
NET INCOME APPLICABLE TO COMMON STOCK                                           $      4,400   $      3,846    $      4,125

Income per common share:
     Basic                                                                      $       1.12   $       0.99    $       1.17
     Diluted                                                                    $       1.08   $       0.96    $       1.14

Weighted average common shares outstanding:
     Basic                                                                             3,936          3,880           3,534
     Diluted                                                                           4,066          3,993           3,612
Cash dividends per share of common stock                                        $       0.83   $     0.7975    $       0.77

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Year Ended December 31,
                                                                                -------------------------------------------
In thousands                                                                        2004           2003            2002
-----------------------------------------------------------------------------   ------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $      4,402   $      3,917    $      4,167

Adjustments to reconcile net cash provided by operating activities:
     Depreciation and amortization                                                     4,046          3,635           3,238
     Deferred income taxes, net                                                        2,908          3,930           2,104
     Allowance for funds used during construction                                       (302)          (230)           (380)
Changes in assets and liabilities:
     Accounts receivable, net                                                         (1,398)           335            (133)
     Income tax receivable                                                               841           (841)             --
     Receivable, other                                                                    --          3,800          (3,800)
     Unbilled operating revenues                                                         373            (27)           (559)
     Materials and supplies                                                             (131)           (89)            (96)
     Prepaid property taxes                                                              (54)           (60)            (62)
     Prepaid expenses and other                                                           12           (155)             26
     Other deferred assets                                                               (66)          (557)            124
     Regulatory assets                                                                    19            314            (209)
     Accounts payable                                                                     52             33             239
     Accrued expenses                                                                    158            799          (1,865)
     State and federal income taxes                                                       --           (135)             97
     Interest accrued                                                                     87           (302)             14
     Customer deposits and other, net                                                    549           (196)            (89)
     Postretirement benefit obligation                                                   (63)           (66)            (62)
                                                                                ------------   ------------    ------------
Net cash provided by operating activities                                             11,434         14,105           2,754
                                                                                ------------   ------------    ------------
CASH FLOWS USED IN INVESTING ACTIVITIES
     Capital expenditures (net of AFUDC)                                             (28,596)       (24,562)        (18,402)
     Proceeds from sale of assets                                                         11             13              13
     Investments in unconsolidated affiliates                                             (4)             9             (15)
                                                                                ------------   ------------    ------------
Net cash used in investing activities                                                (28,589)       (24,540)        (18,404)
                                                                                ------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings under line of credit agreements                                   (3,286)         9,336           1,716
     Overdraft payable                                                                   475            628            (274)
     Net advances and contributions in aid of construction                             5,912          2,024           2,542
     Proceeds from issuance of long-term debt                                          2,929         26,588              --
     Restricted funds from issuance of tax-free bonds                                     --        (14,219)             --
     Decrease in restricted funds                                                     13,716             --              --
     Deferred debt issuance costs                                                        (12)          (927)             --
     Net proceeds from issuance of common stock                                        1,117            769          15,560
     Dividends                                                                        (3,267)        (3,177)         (2,724)
     Principal repayments of long-term debt                                             (240)       (10,233)         (1,249)
     Redemption of preferred stock                                                      (100)          (100)           (100)
                                                                                ------------   ------------    ------------
Net cash provided by financing activities                                             17,244         10,689          15,471
                                                                                ------------   ------------    ------------
Net increase (decrease) in cash and cash equivalents                                      89            254            (179)

Cash and cash equivalents at beginning of year                                         1,128            874           1,053
                                                                                ------------   ------------    ------------
Cash and cash equivalents at end of year                                        $      1,217   $      1,128    $        874
                                                                                ------------   ------------    ------------
Supplemental Disclosures of Cash Flow Information:
     Interest paid                                                              $      5,771   $      5,141    $      4,312
     Income taxes paid                                                          $         --   $        150    $        440

See Note 1 (Stock Split) for a discussion of non-cash financing activity.

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                           Common Shares
                                      Preferred Shares      Outstanding       Common Shares
                                       Outstanding 7%         Class A          Outstanding
In thousands, except share amounts    Prior Preferred     Non-Voting(1)(6)     Class B(2)(6)
----------------------------------    ----------------    ----------------    --------------
BALANCE AS OF DECEMBER 31, 2001                     11               2,472               588
Net income
Cash dividends declared
     Common stock
     Preferred stock
Stock repurchase                                   (11)
Issuance of common stock
     Public stock issuance(4)                                          750
     Officer bonus                                                       6
     Dividend reinvestment plan                                         16
     Employee stock options                                             28
     Employee Retirement Plan(3)                                         2
BALANCE AS OF DECEMBER 31, 2002                      0               3,274               588
Net income
Cash dividends declared
     Common stock
     Preferred stock(5)
Stock repurchase
Issuance of common stock
     Officer bonus                                                       3
     Dividend reinvestment plan                                         16
     Employee stock options                                             10
     Employee Retirement Plan(3)                                        10
BALANCE AS OF DECEMBER 31, 2003                      0               3,313               588
Net income
Cash dividends declared
     Common stock
     Preferred stock
Issuance of common stock
     Officer bonus                                                       2
     Dividend reinvestment plan                                         12
     Employee stock options                                             31
     Employee Retirement Plan(3)                                        10
BALANCE AS OF DECEMBER 31, 2004                      0               3,368               588

(1) At December 31, 2004, 2003, and 2002, Class A Non-Voting Common Stock had 15,000,000 shares authorized.
(2) At December 31, 2004, 2003, and 2002, Class B Common Stock had 1,040,000 shares authorized.
(3) Artesian Resources registered 200,000 shares of Class A Non-Voting Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
(4) Artesian Resources Corporation issued 750,000 shares of Class A Non-Voting Common Stock on June 5, 2002.
(5) Includes redemption premium for the redemption of 7% prior preferred shares on February 21, 2003.
(6) Artesian Resources Corporation approved a three for two stock split on April 30, 2003, effected in the form of a 50% stock distribution. Each shareholder of record on May 30, 2003 received one additional share for each two shares held. All share and per share data for all prior periods have been restated to give effect to this stock split.

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                       $25 Par Value
                                         Preferred          $1 Par Value
                                         7% Prior              Class A          $1 Par Value
In thousands, except share amounts       Preferred        Non-Voting (1)(6)    Class B (2)(6)
----------------------------------    ----------------    -----------------    --------------
BALANCE AS OF DECEMBER 31, 2001               $    272            $   2,472           $   588
Net income
Cash dividends declared
     Common stock
     Preferred stock
Stock repurchase                              $   (272)
Issuance of common stock
     Public stock issuance(4)                                           750
     Officer bonus                                                        6
     Dividend reinvestment plan                                          16
     Employee stock options                                              28
     Employee Retirement Plan(3)                                          2
BALANCE AS OF DECEMBER 31, 2002               $      0            $   3,274           $   588
Net income
Cash dividends declared
     Common stock
     Preferred stock(5)
Stock repurchase
Issuance of common stock
     Officer bonus                                                        3
     Dividend reinvestment plan                                          16
     Employee stock options                                              10
     Employee Retirement Plan(3)                                         10
BALANCE AS OF DECEMBER 31, 2003               $      0            $   3,313           $   588
Net income
Cash dividends declared
     Common stock
     Preferred stock
Issuance of common stock
     Officer bonus                                                        2
     Dividend reinvestment plan                                          12
     Employee stock options                                              31
     Employee Retirement Plan(3)                                         10
BALANCE AS OF DECEMBER 31, 2004               $      0            $   3,368           $   588

(1) At December 31, 2004, 2003, and 2002, Class A Non-Voting Common Stock had 15,000,000 shares authorized.
(2) At December 31, 2004, 2003, and 2002, Class B Common Stock had 1,040,000 shares authorized.
(3) Artesian Resources registered 200,000 shares of Class A Non-Voting Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
(4) Artesian Resources Corporation issued 750,000 shares of Class A Non-Voting Common Stock on June 5, 2002.
(5) Includes redemption premium for the redemption of 7% prior preferred shares on February 21, 2003.
(6) Artesian Resources Corporation approved a three for two stock split on April 30, 2003, effected in the form of a 50% stock distribution. Each shareholder of record on May 30, 2003 received one additional share for each two shares held. All share and per share data for all prior periods have been restated to give effect to this stock split.

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                         Additional
                                           Paid-in            Retained
In thousands, except share amounts         Capital           Earnings(4)          Total(4)
----------------------------------    ----------------    -----------------    --------------
BALANCE AS OF DECEMBER 31, 2001              $  25,107            $   5,739         $  34,178
Net income                                                            4,167             4,167
Cash dividends declared
     Common stock                                                    (2,683)           (2,683)
     Preferred stock                                                    (41)              (41)
Stock repurchase                                                       (209)             (481)
Issuance of common stock
     Public stock issuance(2)                   14,408                                 15,158
     Officer bonus                                 108                                    114
     Dividend reinvestment plan                    309                                    325
     Employee stock options                        370                                    398
     Employee Retirement Plan(1)                    39                                     41
BALANCE AS OF DECEMBER 31, 2002              $  40,341            $   6,973         $  51,176
Net income                                                            3,917             3,917
Cash dividends declared
     Common stock                                                    (3,106)           (3,106)
     Preferred stock(3)                                                 (71)              (71)
Stock repurchase                                                        (83)              (83)
Issuance of common stock
     Officer bonus                                  76                                     79
     Dividend reinvestment plan                    363                                    379
     Employee stock options                        142                                    152
     Employee Retirement Plan(1)                   238                                    248
BALANCE AS OF DECEMBER 31, 2003              $  41,160            $   7,630         $  52,691
Net income                                                            4,402             4,402
Cash dividends declared
     Common stock                                                    (3,265)           (3,265)
     Preferred stock                                                     (2)               (2)
Issuance of common stock
     Officer bonus                                  47                                     49
     Dividend reinvestment plan                    322                                    334
     Employee stock options                        444                                    475
     Employee Retirement Plan(1)                   249                                    259
BALANCE AS OF DECEMBER 31, 2004              $  42,222            $   8,765         $  54,943

(1) Artesian Resources registered 200,000 shares of Class A Non-Voting Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
(2) Artesian Resources Corporation issued 750,000 shares of Class A Non-Voting Common Stock on June 5, 2002.
(3) Includes redemption premium for the redemption of 7% prior preferred shares on February 21, 2003.
(4) Artesian Resources Corporation approved a three for two stock split on April 30, 2003, effected in the form of a 50% stock distribution. Each shareholder of record on May 30, 2003 received one additional share for each two shares held. All share and per share data for all prior periods have been restated to give effect to this stock split.

The notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, Artesian Resources or the Company, including its principal operating company, Artesian Water Company, Inc., Artesian Water. Appropriate eliminations have been made for all inter-company transactions and account balances.

Utility Subsidiary Accounting

The accounting records of Artesian Water and Artesian Wastewater Management are maintained in accordance with the uniform system of accounts as prescribed by the PSC. The accounting records of Artesian Water Pennsylvania, Inc. are maintained in accordance with the uniform system of accounts as prescribed by the Pennsylvania Public Utility Commission, PAPUC. All three subsidiaries follow the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," which provides guidance for companies in regulated industries.

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

In accordance with a rate order issued by the PSC, Artesian Water accrues an Allowance for Funds Used During Construction, AFUDC. AFUDC, which represents the cost of funds devoted to construction projects through the date the project is placed in service, is capitalized as part of construction work in progress. The rate used for the AFUDC calculation is based on Artesian Water's weighted average cost of debt and the rate of return on equity authorized by the PSC. The rate used to capitalize AFUDC in 2004, 2003 and 2002 was 7.8%, 8.0%, and 8.3%, respectively.

UTILITY PLANT COMPRISES:

                                                  Estimated
                                                   Useful             December 31,
                                                    Life       ---------------------------
In thousands                                      In Years         2004           2003
---------------------------------------------   ------------   ------------   ------------
Utility plant at original cost
   Utility plant in service
      Intangible plant                                    --   $        123   $        123
      Source of supply plant                           45-85         14,322         13,101
      Pumping and water treatment plant                35-62         38,084         31,514
      Transmission and distribution plant
         Mains                                            81        120,176        106,456
         Services                                         39         21,270         19,003
         Storage tanks                                    76         13,822         12,543
         Meters                                           26          8,998          8,605
         Hydrants                                         60          6,245          5,726
      General plant                                     3-31         20,657         19,694
   Property held for future use                           --          3,979          3,140
   Construction work in progress                          --          3,808          3,891
                                                               ------------   ------------
                                                                    251,484        223,796
   Less - accumulated depreciation                                   39,332         35,903
                                                               ------------   ------------
                                                               $    212,152   $    187,893

Depreciation and Amortization

For financial reporting purposes, depreciation is provided using the straight-line method at rates based on estimated economic useful lives, which range from 3 to 85 years. Composite depreciation rates for utility plant were 2.14%, 2.20%, and 2.19%, for the years ended December 31, 2004, 2003, and 2002, respectively. In a rate order issued by the PSC, the Company was directed effective January 1, 1998 to begin using revised depreciation rates for utility plant. In rate orders issued by the PSC, Artesian Water was directed effective May 28, 1991 and August 25, 1992 to offset depreciation on utility property funded by Contributions in Aid of Construction, CIAC, and Advances for Construction, Advances, respectively, against CIAC and Advances. Other deferred assets are amortized using the straight-line method over applicable lives, which range from 2 to 40 years.

Regulatory Assets

Certain expenses are recoverable through rates, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the PSC. Expenses related to rate proceedings are amortized on a straight-line basis over a period of 2 years. The postretirement benefit obligation (see Note 10 to our Financial Statements for a description of the Company's Postretirement Benefit Plan), which is being amortized over 20 years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments. The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customers reverse.

REGULATORY ASSETS AT DECEMBER 31, NET OF AMORTIZATION, COMPRISE:

          In thousands                                             2004           2003
          --------------------------------------------------   ------------   ------------
          Postretirement benefit obligation                    $      1,169   $      1,232
          Deferred income taxes recoverable in future rates             612            627
          Expense of rate proceedings                                   289            220
          Other                                                          34             44
                                                               ------------   ------------
                                                               $      2,104   $      2,123

Other Deferred Assets

Debt issuance costs are amortized over the term of the related debt.

OTHER DEFERRED ASSETS AT DECEMBER 31, NET OF AMORTIZATION, COMPRISE:

          In thousands                                             2004           2003
          --------------------------------------------------   ------------   ------------
          Debt issuance expense                                $      1,864   $      1,901
          Other                                                         762            643
                                                               ------------   ------------
                                                               $      2,626   $      2,544

Advances for Construction

Water mains, services and hydrants, or cash advances to reimburse Artesian Water for its costs to construct water mains, services and hydrants are contributed to Artesian Water by customers, real estate developers and builders in order to extend water service to their properties. The value of these contributions is recorded as Advances for Construction. Artesian Water makes refunds on these advances over a specific period of time based on operating revenues generated by the specific plant or as new customers are connected to the mains. After all refunds are made, any remaining balance is transferred to CIAC.

Contributions in Aid of Construction

CIAC includes the non-refundable portion of advances for construction and direct contributions of water mains, services and hydrants, or cash to reimburse Artesian Water for its costs to construct water mains, services and hydrants by customers, real estate developers and builders in order to extend water service to their properties.

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

The Tax Reform Act of 1986 mandated that Advances and CIAC received subsequent to December 31, 1986, generally are taxable income to Artesian Water. The 1996 Tax Act provided an exclusion from taxable income for CIAC and Advances received after June 12, 1996 by our utilities except for certain contributions for large services that are not included in rate base for rate-making purposes.

Investment tax credits were deferred through 1986 and are recognized as a reduction of deferred income tax expense over the estimated economic useful lives of the related assets.

Stock Compensation Plans

At December 31, 2004, the Company had two stock-based compensation plans, which are described in Note 9 to our Financial Statements. The Company applies APB Opinion No. 25 and related interpretations in accounting for compensation expense under its plans. Accordingly, the aggregate compensation cost that has been charged against income for the two plans was $148,000, $56,000 and $99,000 for 2004, 2003 and 2002, respectively. Had compensation cost for the Company's two plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income and net income per common share would have been reduced to the pro-forma amounts indicated below:

          In thousands, except per share data                 2004            2003            2002
          ---------------------------------------------   ------------    ------------    ------------
          NET INCOME APPLICABLE TO COMMON STOCK
          As reported                                     $      4,400    $      3,845    $      4,125
          Add:  compensation expense included
           in net income (net of tax)                               89              33              59
          Deduct:  compensation expense using
          fair value based method (net of tax)                    (275)           (165)           (161)
                                                          ------------    ------------    ------------
           Pro-forma                                      $      4,214    $      3,713    $      4,023
                                                          ============    ============    ============
          BASIC NET INCOME PER COMMON SHARE
            As reported                                   $       1.12    $       0.99    $       1.17
            Pro-forma                                     $       1.07    $       0.96    $       1.14
          DILUTED NET INCOME PER COMMON SHARE
            As reported                                   $       1.08    $       0.96    $       1.14
            Pro-forma                                     $       1.04    $       0.93    $       1.11

The fair value of each option grant is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004, 2003, and 2002, respectively: dividend yield of 3.0%, 3.9%, and 4.0%; expected volatility of 0.32, 0.33, and 0.34; risk free interest rates of 1.92%, 1.25%, and 2.24% for the employee options under the 1992 Non-Qualified Stock Option Plan (as defined in Note 9 to our Financial Statements); 1.04%, 2.52%, and 4.19% for the director and officer options under the 1992 Plan for 2004, 2003 and 2002 respectively; 2.97% for options under the Incentive Stock Option Plan, ISO, (as defined in Note 9 to our Financial Statements) for 2003 and expected lives of one year for the employee options and five years for the director and officer options under the 1992 Plan and five years for all options under the ISO Plan. Shares of Class A Stock have been reserved for future issuance under the 1992 Plan and ISO Plan.

Revenue Recognition and Unbilled Revenues

Water service revenue for financial statement purposes includes amounts billed to customers on a cycle basis and unbilled amounts based upon estimated usage from the date of the last meter reading to the end of the accounting period. In the fourth quarter 2004, the Company changed the timing of the billing for monthly-billed accounts, resulting in higher accounts receivable and lower unbilled operating revenues at month-end.

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, Artesian Resources considers all temporary cash investments with a maturity of three months or less to be cash equivalents. Artesian Water, Artesian Wastewater Management, and Artesian Utility utilize their bank's zero balance account disbursement service to reduce the use of their lines of credit by funding checks as they are presented to the bank for payment rather than at issuance. If the checks currently outstanding, but not yet funded, exceed the cash balance on Artesian Water's books, the net liability is recorded as a current liability on the balance sheet in the Overdraft Payable account.

Use of Estimates in the Preparation of Consolidated Financial Statements

The consolidated financial statements were prepared in conformity with generally accepted accounting principles, which require management to make estimates about the reported amounts of assets and liabilities including unbilled revenues, reserve for a portion of revenues received under temporary rates and regulatory asset recovery and contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from management's estimate.

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

Long-term Financial Liabilities

The fair value of Artesian Resources' long-term debt as of December 31, 2004 and 2003, determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities, are approximately as shown below.

FAIR VALUE OF FINANCIAL INSTRUMENTS AT DECEMBER 31, COMPRISED:

                                  2004                          2003
                      ---------------------------   ---------------------------
                       Carrying        Estimated      Carrying       Estimated
     In thousands       Amount        Fair Value       Amount       Fair Value
     --------------   ------------   ------------   ------------   ------------
     Long-term debt   $     82,356   $     84,507   $     80,558   $     79,867

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

As of December 31, 2004, Artesian Resources has federal net operating loss carry forwards aggregating approximately $20,900,000, which will expire if unused by 2024. As of December 31, 2004, Artesian Resources has separate company state net operating loss carry forwards aggregating approximately $30,600,000. These net operating loss carry forwards will expire if unused between 2005 and 2024. Artesian Resources has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of the state net operating loss carry forwards. Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets. The valuation allowance decreased from approximately $512,000 in 2003 to approximately $482,000 in 2004.

At December 31, 2004, for federal income tax purposes, there were alternative minimum tax credit carry forwards aggregating $1,691,000 resulting from the payment of alternative minimum tax in current and prior years. These alternative minimum tax credit carry forwards may be carried forward indefinitely to offset future regular federal income taxes.

COMPONENTS OF INCOME TAX EXPENSE

                                            For the Year Ended December 31,
                                      ------------------------------------------
     In thousands                         2004           2003           2002
     ------------------------------   ------------   ------------   ------------
     State income taxes
     Current                          $         --   $          4   $          1
     Deferred                                  366            549            629
                                      ------------   ------------   ------------
     Total state income tax expense   $        366   $        553   $        630
                                      ============   ============   ============

                                            For the Year Ended December 31,
                                      ------------------------------------------
                                          2004           2003           2002
                                      ------------   ------------   ------------
     Federal income taxes
     Current                          $         --   $     (1,547)  $        692
     Deferred                                2,526          3,380          1,503
                                      ------------   ------------   ------------
     Total federal income tax expense $      2,526   $      1,833   $      2,195
                                      ============   ============   ============

RECONCILIATION OF EFFECTIVE TAX RATE:

                                                                      For the Year Ended December 31,
                                              -------------------------------------------------------------------------------
                                                 2004          2004          2003          2003          2002         2002
In thousands                                    Amount           %          Amount           %          Amount          %
-------------------------------------------   ----------    ----------    ----------    ----------    ----------   ----------
Reconciliation of effective tax rate
     Income before federal and state
       income taxes                           $    7,294         100.0    $    6,303         100.0    $    6,992        100.0

Amount computed at statutory rate                  2,480          34.0         2,143          34.0         2,377         34.0
Reconciling items
     State income tax-net of federal tax
       benefit                                       418           5.7           368           5.8           411          5.9
     Adjustment of prior year accruals                --            --          (155)         (2.4)           --           --
     Other                                            (6)         (0.1)           30           0.5            37          0.5
                                              ----------    ----------    ----------    ----------    ----------   ----------
Total income tax expense and effective rate   $    2,892          39.6    $    2,386          37.9    $    2,825         40.4
                                              ==========    ==========    ==========    ==========    ==========   ==========

DEFERRED INCOME TAXES AT DECEMBER 31, 2004, 2003, AND 2002 WERE COMPRISED OF THE
FOLLOWING:

                                                                 For the Year Ended December 31,
                                                        --------------------------------------------
In thousands                                                2004            2003            2002
-----------------------------------------------------   ------------    ------------    ------------
DEFERRED TAX ASSETS RELATED TO:
Federal alternative minimum tax credit carry forwards   $      1,691    $      1,844    $      3,113
Federal and state operating loss carry forwards                8,884           5,323             669
Bad debt allowance                                                93              54              47
Valuation allowance                                             (482)           (512)           (506)
Stock options                                                    241             128             117
Other                                                             58              60              --
                                                        ------------    ------------    ------------
       Total deferred tax assets                        $     10,485    $      6,897    $      3,440
                                                        ============    ============    ============
DEFERRED TAX LIABILITIES RELATED TO:
Property plant and equipment basis differences          $    (24,739)   $    (18,234)   $    (10,754)
Expenses of rate proceedings                                    (115)            (88)           (197)
Property taxes                                                  (304)           (283)           (259)
Other                                                           (250)           (280)           (254)
                                                        ------------    ------------    ------------
       Total deferred tax liabilities                   $    (25,408)   $    (18,885)   $    (11,464)
                                                        ------------    ------------    ------------

       Net deferred tax liability                       $    (14,923)   $    (11,988)   $     (8,024)
                                                        ============    ============    ============

DEFERRED TAXES, WHICH ARE CLASSIFIED INTO A NET CURRENT AND NON-CURRENT BALANCE, ARE PRESENTED IN THE BALANCE SHEET AS FOLLOWS:

DEFERRED TAX ASSETS RELATED TO:

Current deferred tax liability                          $       (150)   $       (213)   $         --
Non-current deferred tax liability                           (14,773)        (11,775)         (8,024)
                                                        ------------    ------------    ------------
       Net deferred tax liability                       $    (14,923)   $    (11,988)   $     (8,024)
                                                        ============    ============    ============

NOTE 4

PREFERRED STOCK

As of December 31, 2004, Artesian Resources had no preferred stock outstanding. On February 21, 2003, the Company redeemed all 10,868 outstanding shares of the 7% Prior Preferred stock for $30.00 per share. The 7% Prior Preferred stock (on which dividends were cumulative) was redeemable at Artesian Resources' option at $30.00 per share plus accrued dividends. Since notice of redemption was in January 2003, $271,700 of preferred stock was reclassified to Notes Payable as of December 31, 2002. The 9.96% Series Cumulative Prior Preferred stock had an annual sinking fund provision (mandatory redemption requirements). Under the mandatory sinking fund provisions, on February 1, 2004 the Company redeemed the remaining 4,000 shares of the 9.96% Series for $100,000. The Company also has 100,000 shares of $1.00 par value Series Preferred stock authorized but unissued. See the Consolidated Statements of Stockholders' Equity.

There are 40,000 authorized shares of the 9.96% Series Cumulative Prior Preferred stock with a par value of $25 per share, of which none and 4,000 shares were outstanding as of December 31, 2004 and 2003, respectively. Under the mandatory sinking fund provisions, on February 1, 2004 the Company redeemed the remaining 4,000 shares. Cash dividends paid in 2004 and 2003 were $2,000 and $12,000, respectively.

NOTE 5

COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

The Class A Non-Voting Common Stock, Class A Stock, of Artesian Resources trades on the NASDAQ National Market under the symbol ARTNA. The Class B Common Stock of Artesian Resources trades on the NASDAQ's OTC Bulletin Board under the symbol ARTNB.

Under Artesian Resources' dividend reinvestment plan, which allows for reinvestment of cash dividends and optional cash payments, stockholders were issued 12,360, 13,442, and 10,773 shares at fair market value for the investment of $334,000, $376,000, and $320,000 of their monies in the years 2004, 2003 and
2002, respectively.

NOTE 6

DEBT

Artesian Water has available two unsecured lines of credit, with no financial covenant restrictions, totaling $40.0 million at December 31, 2004, which are renewable annually at each of the bank's discretion. Borrowings under the lines of credit bear interest based on the London Interbank Offering Rate, LIBOR, plus 1.0% for 30, 60, 90, or 180 days or the banks' federal funds rate plus 1.0%, at the option of Artesian Water.

At December 31, 2004, 2003 and 2002, Artesian Water had $9.2 million, $12.5 million, and $17.8 million outstanding under these lines at weighted average interest rates of 3.2%, 2.0%, and 2.3%, respectively. The maximum amount outstanding was $18.2 million, $18.2 million, and $24.4 million in 2004, 2003 and 2002, respectively. The twelve-month average amount outstanding was approximately $11.8 million, $8.6 million, and $16.5 million, at weighted average annual interest rates of 2.4%, 2.2%, and 2.7% in 2004, 2003 and 2002, respectively.

At December 31, 2004, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $1.5 million, respectively, to meet temporary cash requirements. These revolving credit facilities are unsecured. As of December 31, 2004, we had not borrowed funds under these lines. The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%. The bank reviews its facilities annually for renewal.

As of December 31, 2004 and 2003, substantially all of Artesian Water's utility plant was pledged as security for the First Mortgage Bonds. In addition, the trust indentures, relating to these First Mortgage Bonds contain covenants which limit long-term debt, including the current portion thereof, to 66 2/3% of total capitalization including the current portion of the long-term debt, and which, in certain circumstances, could restrict the payment of cash dividends. As of December 31, 2004, however, no dividend restrictions were imposed under these covenants.

On January 31, 2003, Artesian Water issued a $25.0 million, 6.58%, 15 year Series P First Mortgage Bond with a maturity date of January 31, 2018, to redeem the Series L $10.0 million First Mortgage Bond due February 1, 2003 and to pay down the lines of credit. As such, the Company reclassified $14,943,000 from Notes Payable to Long-term Debt on the Balance Sheet as of December 31, 2002.

On February 25, 2003, Artesian Water Company, Inc., the Company, entered into an agreement to borrow up to $2,900,285 from the Delaware Drinking Water State Revolving Fund, the Fund at an interest rate of 3.57%. The loan was used for costs associated with the installation of new public water systems for Keen-wick West/Keen-wick South and Route 54, Phase II projects in Sussex County, Delaware. As of December 31, 2004 the Company borrowed $2,188,184 of which $717,269, which was repaid to the Fund on February 9, 2005. We have notified the state that we will not draw the remaining available funds.

On November 7, 2003, Artesian Water Company, Inc. entered into another agreement to borrow $5,456,495 from the Fund for a term of twenty years at an interest rate of 3.64%. The loan was used for costs associated with the replacement and rehabilitation of transmission and distribution mains within several developments in our northern New Castle County service territory. Through December 31, 2004 the Company borrowed $1,971,415. We have notified the state that we will not draw the remaining funds.

On December 23, 2003, Artesian Water issued $15.4 million, 4.75%, 40 year Series Q First Mortgage Bonds. These bonds are tax-free and were issued for the Company through the Delaware Economic Development Authority to finance utility construction projects. The proceeds from these bonds are held on our behalf by the First Mortgage Bond Trustee, Wilmington Trust, and will be disbursed to us as construction is completed. Interest, which accrues to our benefit, is added to the fund for use in completing construction of the various approved projects. The remaining $502,796 was disbursed to the Company on January 26, 2005.

On May 4, 1999, Artesian Resources purchased 126,353 shares of Class B Common Stock and 24,165 shares of Class A Non-Voting Common Stock from Ellis D. Taylor and his spouse, Helena C. Taylor, in exchange for a promissory note, the Note, in the principal amount of $4,450,000 representing the purchase price of the stock, with a discounted present value of $4,307,000. The Note was payable quarterly, on a calendar basis, over a four-year period and in sixteen equal principal installments of $278,125 commencing on June 30, 1999. The outstanding balance on the Note bore interest in an amount computed based on the quarterly dividend the Taylors would have received on the stock transferred to Artesian Resources but not yet paid for by Artesian Resources. In addition, the principal installment was adjusted on a quarterly basis to reflect changes in the book value per common share of the Company as reported in its most recent quarterly financial statement distributed to stockholders prior to the quarterly payment. Such amounts represented contingent purchase price of the stock and were charged to retained earnings. The note was paid in full on March 25, 2003.

LONG-TERM DEBT CONSISTS OF:

                                                                 December 31,
                                                          ---------------------------
     In thousands                                             2004           2003
     --------------------------------------------------   ------------   ------------
     First mortgage bonds

            Series M, 7.84%, due December 31, 2007        $     10,000   $     10,000
            Series N, 7.56%, due December 31, 2007               5,000          5,000
            Series O, 8.17%, due December 29, 2020              20,000         20,000
            Series P, 6.58%, due January 31, 2018               25,000         25,000
            Series Q, 4.75%, due December 1, 2043               15,400         15,400
                                                          ------------   ------------
                                                                75,400         75,400

     State revolving fund loans

            4.48%, due August 1, 2021                            3,878          4,027
            3.57%, due September 1, 2023                         2,188          1,319
            3.64%, due May 1, 2024                               1,971              0
                                                          ------------   ------------
                                                                 8,037          5,346

     Sub-total                                                  83,437         80,746

     Less: current maturities                                    1,082            188
                                                          ------------   ------------
     Total long-term debt                                 $     82,356   $     80,558
                                                          ============   ============

PAYMENTS DUE DURING THE NEXT FIVE YEARS:

     In thousands                    2005           2006           2007           2008           2009
     -------------------------   ------------   ------------   ------------   ------------   ------------
     First Mortgage bonds        $         --   $         --   $     15,000   $         --   $         --
     State revolving fund loan          1,082            379            387            395            403
                                 ------------   ------------   ------------   ------------   ------------
            Total payments       $      1,082   $        379   $     15,387   $        395   $        403
                                 ============   ============   ============   ============   ============

NOTE 7

NON-UTILITY OPERATING REVENUE AND EXPENSES

On September 30, 2004, we changed the name of our non-regulated subsidiary, Artesian Wastewater Management, Inc., Artesian Wastewater, which operated municipal wastewater facilities under operating agreements, to Artesian Utility Development, Inc., Artesian Utility. On March 12, 1997, Artesian Wastewater (now Artesian Utility) became a one-third owner in AquaStructure Delaware, L.L.C., which markets proposals to design and construct wastewater treatment facilities.

Non-utility operating revenue consisted of $729,000, $387,000, and $287,000 received by Artesian Wastewater (now Artesian Utility) in 2004, 2003 and 2002.

On July 17, 2002, Artesian Wastewater (now Artesian Utility) began contractual operations of a wastewater treatment plant for which AquaStructure has an agreement with a Delaware municipality that expires on February 1, 2021. This agreement shall be extended for an additional twenty years unless advance notice is given.

NON-UTILITY OPERATING EXPENSES ARE AS FOLLOWS:

          In thousands               2004           2003           2002
          --------------------   ------------   ------------   ------------
          Artesian Utility       $        495   $        239   $        194
          Artesian Resources               17              5              1
          Artesian Development              1              1              1
                                 ------------   ------------   ------------
               Total             $        513   $        245   $        196
                                 ============   ============   ============

NOTE 8

RELATED PARTY TRANSACTIONS

The office building and shop complex utilized by Artesian Water were leased at an average annual rental of $173,000 from the former partners of White Clay Realty who then owned the property jointly as tenants in common. Dian C. Taylor, Chair and Chief Executive Officer of Artesian Resources, was a tenant in common and John R. Eisenbrey, Jr., a director of Artesian Resources, was a beneficiary of a tenant in common. The rental of $173,000 was below market rates. In December 2002, Artesian Water filed a condemnation action in the Delaware Superior Court, seeking to acquire title to the office and shop complex leased by Artesian Water, known as 664 Churchmans Road, Newark, Delaware, the Property. Artesian Water filed this action under its statutory power of eminent domain against the owner of the Property, White Clay Realty, a Delaware Limited Partnership, and each of the limited partners. The Superior Court ruled that since White Clay Realty had no general partner, the partnership was dissolved and all of the former partners owned the Property jointly as tenants in common. A special committee of the Board of Directors of Artesian Water, composed entirely of outside directors who had no ownership interest in the Property, made the determination to purchase the Property through the condemnation procedures. Under this procedure, if the acquisition of the Property is approved by the court, the fair market value of the Property is determined by a panel of commissioners after an evidentiary hearing. Artesian Water's independent appraiser valued the Property to be worth $3,800,000. In December 2002, Artesian Water issued a payment to the Prothonotary for the State of Delaware for $3,800,000. As the court delayed payment until the matter was decided, the amount was refunded to Artesian Water in June 2003. Until a final determination of the condemnation, the parties agreed that Artesian Water could continue to occupy the Property under the terms of the lease with a quarterly rental payment of $43,361. Pursuant to a deadline set by the Superior Court, the owners of the Property submitted an independent appraisal that valued the Property to be worth $4,800,000. The condemnation case was scheduled for trial on October 20, 2003, wherein the fair market value of the Property would have been determined by a panel of three Commissioners after an evidentiary hearing. Prior to the commencement of the trial, all parties agreed to settle the case for a purchase price of $4,500,000 paid by Artesian Water on October 20, 2003. The decision to settle on the part of Artesian Water was made by the Special Committee of independent directors and with the recommendation of special counsel to the Special Committee. The settlement was approved by order of the Superior Court on October 20, 2003. The Court also approved applications of two of the tenants in common (neither of whom is an officer or director of Artesian) for their expenses, totaling $50,000, to be paid by Artesian Water, to which applications Artesian Water did not object.

RENTAL EXPENSE ASSOCIATED WITH RELATED PARTY TRANSACTIONS ARE AS FOLLOWS:

          In thousands               2004           2003           2002
          --------------------   ------------   ------------   ------------
          White Clay Realty      $         --   $        139   $        175

NOTE 9

STOCK COMPENSATION PLANS

In 1992, the Company instituted the 1992 Non-Qualified Stock Option Plan, 1992 Plan, which was subsequently amended in 1998. Under the 1992 Plan, options to purchase shares of Class A Stock may be granted to employees at prices not less than 85% of the fair market value on the date of grant. The number of authorized shares is 375,000. Employees who participate and who are not executive officers or directors of the Company may receive options to purchase up to 1,000 shares. Each director or officer who participates in any year may request an option to purchase 4,500 shares of Class A Stock. The option price for directors and officers of the Company is 90% of the fair market value on the date of grant. Options granted under this plan to employees who are not executive officers or directors extend for a period of one year. Options granted to officers and directors extend for a period of ten years. All options are exercisable after six months of service from the date of initial grant, and are adjusted for stock dividends and splits. Employees, officers and directors become eligible to exercise options under the 1992 plan after one year of service to the Company.

In 1996, the Company instituted the Incentive Stock Option Plan, the ISO Plan, under which the Company is authorized to grant options up to 150,000 shares of Class A Stock to its key employees and officers. Options are granted at the fair market value on the date of grant. The option exercise period shall not exceed ten years from the date of grant and will be determined by the Stock Option Committee of the Board of Directors for each stock option granted. Options granted will vest in accordance with the terms and conditions determined by the Stock Option Committee of the Board of Directors and are adjusted for stock dividends and splits. The Company accelerated vesting for certain incentive stock options held by officers and directors in anticipation of the Company's adoption of FAS 123(R) in the second quarter of 2005.

The following summary reflects changes in the shares of Class A Stock under option:

                                                            2004                       2003                       2002
                                                          Weighted                   Weighted                   Weighted
                                                           Average                    Average                    Average
                                              2004        Exercise       2003        Exercise       2002        Exercise
                                             Shares         Price       Shares         Price       Shares         Price
                                           ----------    ----------   ----------    ----------   ----------    ----------
Plan options
   Outstanding at beginning of year           314,793    $   15.310      273,641    $   14.085      258,907    $   12.982
   Granted                                     52,120    $   24.030       54,704    $   21.076       47,200    $   18.516
   Exercised                                  (31,204)   $   12.311       (9,948)   $   14.671      (27,799)   $   10.973
   Canceled                                    (3,419)   $   21.169       (3,604)   $   11.582       (4,667)   $   16.255
                                           ----------   ----------    ----------   ----------    ----------
   Outstanding at end of year                 332,290    $   16.899      314,793    $   15.310      273,641    $   14.085

Options exercisable at year end               307,385    $   16.590      248,623    $   14.400      219,731    $   13.693

Weighted average fair value of
   options granted during the year                       $   26.872                 $   22.170                 $   20.786

THE FOLLOWING TABLES SUMMARIZE INFORMATION ABOUT EMPLOYEE AND DIRECTOR STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 2004:

OPTIONS OUTSTANDING

           Range of        Shares Outstanding     Weighted Average   Weighted Average
        Exercise Price    at December 31, 2004     Remaining Life     Exercise Price
       ---------------    --------------------    ----------------   ----------------
        $8.473-$16.267           180,890             4.54 Years          $ 13.291
       $17.893-$24.700           151,400             7.96 Years          $ 21.209

OPTIONS EXERCISABLE

           Range of        Shares Exercisable     Weighted Average
        Exercise Price    at December 31, 2004     Exercise Price
       ---------------    --------------------    ----------------
        $8.473-$16.267           175,190              $ 13.195
       $17.893-$24.700           132,195              $ 21.089

NOTE 10

EMPLOYEE BENEFIT PLANS

401(k) Plan

Artesian Resources has a defined contribution 401(k) Salary Reduction Plan, Plan, which covers substantially all employees. Under the terms of the Plan, Artesian Resources contributes 2% of eligible salaries and wages and matches employee contributions up to 6% of gross pay at a rate of 50%. Artesian Resources may, at its option, make additional contributions of up to 3% of eligible salaries and wages. No such additional contributions were made in 2004, 2003 and 2002. Plan expenses, which include Company contributions and administrative fees, for the years 2004, 2003 and 2002, were approximately $417,000, $420,000, and $374,000, respectively.

Postretirement Benefit Plan

Artesian Water has a Postretirement Benefit Plan, Benefit Plan, which provides medical and life insurance benefits to certain retired employees. Prior to the amendment of the Benefit Plan, substantially all employees could become eligible for these benefits if they reached retirement age while still working for Artesian Water.

Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", SFAS 106, requires Artesian Water to accrue the expected cost of providing postretirement health care and life insurance benefits as employees render the services necessary to earn the benefits. Artesian Resources elected to defer recognition and amortize its transition obligation over twenty years.

Artesian Water recognized an offsetting regulatory asset with respect to the SFAS 106 liability. This asset is recorded based on the PSC order, which permits Artesian Water to continue recovery of postretirement health care and life insurance expense on a pay-as-you-go basis for the remaining eligible employees. Artesian Water anticipates liquidating its SFAS 106 obligation and substantially recovering the expenses in rates over a period of approximately 20 years (based on the age and life expectancy of the remaining eligible participants). Further, expense recovery as a percentage of rates is expected to remain generally constant over the initial years, and then decline until the obligation is liquidated. Amounts charged to expense were $63,000, $66,000, and $62,000 for 2004, 2003 and 2002, respectively.

Supplemental Pension Plan

Effective October 1, 1994, Artesian Water established a Supplemental Pension Plan, Supplemental Plan, to provide additional retirement benefits to full-time employees hired prior to April 26, 1994. The Supplemental Plan is a defined contribution plan that enables employees to save for future retiree medical costs, which will be paid by employees. The Supplemental Plan accomplishes this objective by providing additional cash resources to employees upon a termination of employment or retirement, to meet the cost of future medical expenses. Artesian Water has established a contribution based upon each employee's years of service ranging from 2% to 6% of eligible salaries and wages. Artesian Water also provides additional benefits to individuals who were over age 50 as of January 1, 1994. These individuals are referred to as the "Transition Group." Effective November 1, 1994, individuals eligible for the Transition Group had the opportunity to defer compensation to the Supplemental Plan, and to receive a transition matching contribution for 5 years. Each one-dollar of eligible salaries and wages deferred by the Transition Group was matched with three, four, or five dollars by Artesian Water based on the employee's years of service subject to certain limitations under the federal tax rules. Plan expenses, which include Company contributions and administrative fees, for the years 2004, 2003 and 2002 were approximately $252,000, $240,000, and $239,000, respectively.

In December 2003, the FASB issued revised Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106." This statement requires additional disclosures at December 31, 2004, to those in the original Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. Disclosures for earlier annual periods presented for comparative purposes are restated. The additional disclosures required for our postretirement benefit obligation are presented below. The measurement date used to determine the postretirement benefit obligation was December 31.

BENEFIT OBLIGATIONS AND FUNDED STATUS

                                                                                       FISCAL YEAR ENDING
                                                                                 -----------------------------
In thousands                                                                      12/31/2004       12/31/2003
------------------------------------------------------------------------------   ------------     ------------
Change in Accumulated Postretirement Benefit Obligation
    Accumulated Postretirement Benefit Obligation at the Beginning of the Year   $        998     $        952
    Service Cost                                                                           --               --
    Interest Cost                                                                          57               64
    Actuarial (Gain) or Loss                                                              (17)              63
    Benefits Paid                                                                         (95)             (84)
    Plan Participant's Contributions                                                        3                3
                                                                                 ------------     ------------
    Accumulated Postretirement Benefit Obligation at the End of the Year                  946              998
Change in Plan Assets
    Fair Value of Plan Assets at the Beginning of the Year                                 --               --
    Benefits Paid                                                                         (95)             (84)
    Employer Contributions                                                                 92               81
    Plan Participant's Contributions                                                        3                3
                                                                                 ------------     ------------
    Fair Value of Assets at the End of the Year                                            --               --
Net Amount Recognized
    Funded Status                                                                        (946)            (998)
    Unrecognized Transition Obligation (Asset)                                             76               85
    Unrecognized Net (Gain) or Loss                                                      (299)            (319)
                                                                                 ------------     ------------
    Net Amount Recognized:                                                             (1,169)          (1,232)
Amounts Recognized in the Statement of Financial Position
    Accrued Benefit Liability                                                          (1,169)          (1,232)
                                                                                 ------------     ------------
    Net Amount Recognized                                                        $     (1,169)    $     (1,232)
Weighted Average Assumptions at the End of the Year
    Discount Rate                                                                        6.00%            6.00%
Assumed Health Care Cost Trend Rates
    Health Care Cost Trend Rate Assumed for Next Year                                   11.00%           11.00%
    Ultimate Rate                                                                        5.00%            5.00%
    Year that the Ultimate Rate is Reached                                               2011             2010

NET PERIODIC BENEFIT COST

                                                                                       FISCAL YEAR ENDING
                                                                                 -----------------------------
In thousands                                                                      12/31/2004       12/31/2003
------------------------------------------------------------------------------   ------------     ------------
Interest Cost                                                                    $         57     $         64
Amortization of Net (Gain) or Loss                                               $        (37)    $        (57)
Amortization of Transition Obligation/(Asset)                                    $          9     $          8
                                                                                 ------------     ------------
Total Net Periodic Benefit Cost                                                  $         29     $         15
Weighted Average Assumptions
    Discount Rate                                                                        6.00%            6.00%
Assumed Health Care Cost Trend Rates
    Health Care Cost Trend Rate Assumed for Current Year                                11.00%           12.00%
    Ultimate Rate                                                                        5.00%            5.00%
    Year that the Ultimate Rate is Reached                                               2010             2010

Impact of One-Percentage-Point Change in Assumed Health Care Cost Trend Rates      INCREASE         DECREASE
------------------------------------------------------------------------------   ------------     ------------
Effect on Service Cost & Interest Cost                                           $          3     $         (3)
Effect on Postretirement Benefit Obligation                                      $         52     $        (48)

The impact of Medicare Part D, although insignificant, was included in the determination of Accumulated Postretirement Benefit Obligation as of December 31, 2004, and Net Periodic Benefit Cost beginning in 2005.

CONTRIBUTIONS

Artesian Water expects to contribute $95,000 to its postretirement benefit plan in 2005. The following table represents the benefits expected to be paid:

                In thousands                      Other Benefits
                ------------                      --------------
                2005                              $           95
                2006                                         100
                2007                                         100
                2008                                         100
                2009                                         100
                2010-2014                         $          500

NOTE 11

COMMITMENTS

In 1997, Artesian Water entered into a 33-year operating lease for a parcel of land with improvements located in South Bethany, a municipality in Sussex County, Delaware. The annual lease payments increase each year by the most recent increase in the Consumer Price Index for Urban Workers, CPI-U, as published by the U.S. Department of Labor, Bureau of Labor Statistics.

During 1996, Artesian Water entered into a 10-year lease commitment for office space. Rent expense for 2004, 2003 and 2002 for the office space was $74,000, $72,000, and $71,000, respectively.

FUTURE MINIMUM ANNUAL RENTAL PAYMENTS UNDER THESE LEASE OBLIGATIONS FOR THE FIVE YEARS SUBSEQUENT TO 2004 ARE AS FOLLOWS:

                In thousands
                ------------
                2005                              $           87
                2006                                          24
                2007                                          12
                2008                                          12
                2009                                          12
                                                  --------------
                                                  $          147
                                                  ==============

Artesian Water has two water service interconnection agreements, one with a neighboring utility and one with a municipality, which require minimum annual purchases. Rates charged under all agreements are subject to change. Effective August 1, 1997, Artesian Water renegotiated the contract with the Chester Water Authority to, among other things, reduce the minimum purchase requirements from 1,459 million gallons to 1,095 million gallons annually and to extend the contract through the year 2021. The interconnection agreement with the City of Wilmington expires in 2006. The minimum annual purchase commitments for all interconnection agreements for 2005 through 2009 and the aggregate total for the years 2010 through 2021, at rates effective July 1, 2005, are as follows:

                In thousands
                -----------------
                2005                              $        2,982
                2006                                       2,998
                2007                                       2,705
                2008                                       2,712
                2009                                       2,705
                2010 through 2021                         32,478
                                                  --------------
                                                  $       46,580
                                                  ==============

Expenses for purchased water were $2,995,000, $2,976,000, and $2,485,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

In 2001, Artesian Water entered into a 5-year agreement with Allied Painting, Inc. to paint all tanks that are scheduled to be painted in the following 5 years, including 2001. The expenditures committed to in the agreement for the year 2005 is as follows:

                In thousands
                ------------
                2005                              $          249

Budgeted mandatory utility plant expenditures, due to planned governmental highway projects, which require the relocation of Artesian Water's water service mains, expected to be incurred in 2005 through 2009 are as follows:

                In thousands                       (unaudited)
                -----------------
                2005                              $        3,227
                2006                                         900
                2007                                         750
                2008                                         600
                2009                                         500
                                                  --------------
                                                  $        5,977
                                                  ==============

The exact timing and extent of these relocation projects is controlled primarily by the Delaware Department of Transportation.

NOTE 12

GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water and Artesian Water Pennsylvania provide water utility service to customers within their established service territory in all three counties of Delaware and in portions of Pennsylvania, pursuant to rates filed with and approved by the PSC and the PAPUC. As of December 31, 2004, Artesian Water was serving 70,993 customers and Artesian Water Pennsylvania was serving 39 customers.

NOTE 13

RATE PROCEEDINGS

On February 5, 2004, Artesian Water filed a petition with the PSC to implement new rates to meet a requested increase in revenue of 24%, or approximately $8.8 million, on an annualized basis. The PSC, on March 16, 2004, suspended the implementation of the proposed new rates pending further investigation and public evidentiary hearings. Pending these hearings and a final ruling by the PSC, Artesian Water, as is permitted by law, placed a portion of the proposed rates into effect under surety, in lieu of bond, on April 6, 2004. Beginning September 7, 2004, Artesian Water placed an additional portion of the proposed rates into effect. These temporary rates were designed to generate an increase in operating revenue of approximately 15%, or $5.5 million on an annualized basis. These revised temporary rates will remain in effect until the PSC decides the level of permanent rates. If this permitted temporary rate increase is determined to be in excess of rates that the PSC ultimately deems appropriate, Artesian Water will be required to refund the excess portion plus interest to its customers. As of December 31, 2004, we have reserved $217,000, or approximately 14% of the total temporary increases recognized through December 31, 2004, in anticipation of such a refund. We expect a final decision on this matter during the first six months of 2005, but we cannot predict whether the PSC will approve the requested increase, approve a smaller increase or deny the request altogether.

On April 2, 2002, Artesian Water filed a petition with the PSC seeking to raise rates for water service by 23.12% or $7.5 million. The PSC, on April 16, 2002, suspended the implementation of the proposed new rates pending further investigation and public evidentiary hearings. Pending these hearings and a final ruling by the PSC, Artesian Water, as is permitted by law, placed 7.71% of the proposed rates into effect under bond beginning June 1, 2002. Beginning December 3, 2002, Artesian Water placed an additional 3.69% of the proposed rates into effect. On April 15, 2003, the PSC issued PSC Order No. 6147 approving an increase in Artesian Water's revenue requirement of 9.68% effective May 1, 2003. These rates represent an increase in water consumption charges, customer charges, and fire hydrant ready-to-serve charges necessary to generate an increase in annual operating revenues of approximately $3.3 million. Since temporary rates were in excess of the final rate increase, in June 2003 we refunded approximately $201,000 plus interest to our customers. Since Artesian Water had reserved revenue related to the second temporary increase of $234,000, an additional $33,000 was recorded to revenue for the second quarter.

Pennsylvania and Delaware statutes permit water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, DSIC. This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC process significantly reduces expenses when compared to those typically associated with general rate increase requests. Artesian Water requested on May 30, 2003 and subsequently implemented a 0.39% overall surcharge for bills rendered subsequent to July 1, 2003. Through this charge, we generated approximately $80,000 in revenues during 2003. Furthermore, Artesian Water requested on November 30, 2003, and subsequently implemented, a 1.13% DSIC surcharge for bills rendered subsequent to January 1, 2004. This surcharge was designed to generate approximately $204,000 in revenues between January and June of 2004, but was suspended on April 7, 2004, when the temporary rate increase was implemented. Between January 1 and April 7, 2004, this charge generated approximately $87,000 in revenues.

NOTE 14

NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding. Diluted net income per common share is based on the weighted average number of common shares outstanding and potentially dilutive effect of employee stock options.

THE FOLLOWING TABLE SUMMARIZES THE SHARES USED IN COMPUTING BASIC AND DILUTED NET INCOME PER COMMON SHARE:

                                                                    Years Ended December 31,
                                                          ------------------------------------------
          In thousands                                        2004           2003           2002
          --------------------------------------------    ------------   ------------   ------------
          Average common shares outstanding during the
               period for Basic computation                      3,936          3,880          3,533
          Dilutive effect of employee stock options                130            113             79
                                                          ------------   ------------   ------------
          Average common shares outstanding during the
               period for Diluted computation                    4,066          3,993          3,612
                                                          ============   ============   ============

Equity per common share was $13.89, $13.51, and $13.25 at December 31, 2004, 2003 and 2002, respectively. These amounts were computed by dividing stockholders' equity excluding preferred stock by the number of basic shares of common stock outstanding at the end of each year.

NOTE 15

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

THE FOLLOWING TABLE PRESENTS CERTAIN HISTORICAL CONSOLIDATED STATEMENTS OF OPERATIONS DATA FOR EACH QUARTER FOR THE FISCAL YEARS ENDED DECEMBER 31, 2004 AND 2003:

                             First Quarter         Second Quarter        Third Quarter        Fourth Quarter
In thousands (except      -------------------   -------------------   -------------------   -------------------
 per share data)            2004       2003       2004       2003       2004       2003       2004       2003
-----------------------   --------   --------   --------   --------   --------   --------   --------   --------
Operating revenues        $  8,787   $  8,538   $  9,984   $  9,453   $ 10,601   $  9,227   $ 10,210   $  9,077
Operating income          $  1,806   $  1,865   $  2,362   $  2,376   $  2,973   $  2,205   $  2,733   $  2,082
Net income applicable
 to common stock          $    716   $    708   $    959   $  1,217   $  1,480   $  1,052   $  1,245   $    868
Income per common share
   Basic                  $   0.18   $   0.18   $   0.24   $   0.31   $   0.38   $   0.27   $   0.32   $   0.22
   Diluted                $   0.18   $   0.18   $   0.24   $   0.31   $   0.36   $   0.26   $   0.31   $   0.22

NOTE 16

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment". This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We have not yet determined whether the adoption of this statement will have a material impact on our financial condition or results of operation.

In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this statement did not have a material impact on our financial condition or results of operation.

In December 2003, the FASB issued revised Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106." This statement requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans. Disclosures for earlier annual periods presented for comparative purposes are restated. This statement was adopted as of December 31, 2003 and the additional disclosures required for our postretirement benefit obligation are presented in Note 10. The adoption of this statement did not have a material impact on our financial condition or results of operation.

In December 2003, the FASB issued revised Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51". This Interpretation of ARB No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities, which have one or more of the following characteristics: (1) The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders (2) The equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights; the obligation to absorb the expected losses of the entity; or the right to receive the expected residual returns of the entity (3) The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company adopted this statement in 2004, however, it did not have a material impact on our financial condition or results of operation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Artesian Resources Corporation:

We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15 of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artesian Resources Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP


Philadelphia, Pennsylvania

March 30, 2005

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

        None.

ITEM 9A. - CONTROLS AND PROCEDURES.

        (a)     Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

        (b)     Management's Report on Internal Control Over Financial Reporting

        In accordance with the Securities and Exchange Commission order dated November 30, 2004 (Release No. 50754), our management's annual report on internal control over financial reporting and the related attestation report of our independent auditors, KPMG LLP, will be filed no later than 45 days after the end of the 75 day filing period specified in Form 10-K.

        (c)     Change in Internal Control over Financial Reporting

        No change in our internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION.

        None.

                                                              PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS.

             Name                    Age                                     Position
--------------------------           ---      ---------------------------------------------------------------------
Dian C. Taylor                       59       Director since 1991, Chair of the Board since July 1993, and Chief
                                              Executive Officer and President of Artesian Resources Corporation and
                                              its subsidiaries since September 1992.  Ms. Taylor has been employed by the Company since August 1991.  She was formerly a consultant to the Small Business Development Center at the University of Delaware
                                              from February 1991 to August 1991 and Owner and President of
                                              Achievement Resources Inc. from 1977 to 1991.  Achievement Resources,
                                              Inc. specialized in strategic planning, marketing, entrepreneurial and human resources development consulting. Ms. Taylor was a marketing director for SMI, Inc. from 1982 to 1985. Ms. Taylor is the sister of
                                              Norman H. Taylor, Jr. and the aunt of John R. Eisenbrey, Jr. and
                                              Nicholle R. Taylor.  She serves on the Executive and Budget Committees.

Kenneth R. Biederman                 61       Director since 1991, Professor of Finance at the College of Business and Economics of the University of Delaware since May 1996. Interim
                                              Dean of the College of Business and Economics of the University of
                                              Delaware from February 1999 to June 2000. Dean of the College of
                                              Business and Economics of the University of Delaware from 1990 to
                                              1996. Director of Chase Manhattan Bank USA from 1993 to 1996. Formerly a financial and banking consultant from 1989 to 1990 and President of
                                              Gibraltar Bank from 1987 to 1989. Previously Chief Executive Officer and Chairman of the Board of West Chester Savings Bank; Economist and
                                              former Treasurer of the State of New Jersey and Staff Economist for
                                              the United States Senate Budget Committee. He serves on the Executive;
                                              Audit; Compensation; Budget; and Stock Option Committees.

John R. Eisenbrey, Jr.               49       Director since 1993, owner and President of Bear Industries, Inc., a privately held contracting firm, for more than twenty years. Mr.
                                              Eisenbrey is co-owner and President of Peninsula Masonry Inc. for the last ten years.  Mr. Eisenbrey is the nephew of Dian C. Taylor and
                                              Norman H. Taylor, Jr. and the cousin of Nicholle R. Taylor.  He serves on the Audit; Compensation; and Stock Option Committees.

Norman H. Taylor, Jr.                65       Director since 2001, Manager of Construction, Facilities,
                                              Communications and Transportation of Artesian Water Company, Inc.
                                              since July 1997.  Mr. Taylor has been employed by Artesian Water
                                              Company, Inc. since 1965 and has held various operational and supervisory positions within the Company.  Mr. Taylor is the brother of Dian C. Taylor, the uncle of John R. Eisenbrey, Jr. and the father of Nicholle R. Taylor.  He serves on the Budget Committee.

William C. Wyer                      58       Director since 1991, Managing Director of Wilmington Renaissance
                                              Corporation (formerly Wilmington 2000) since January 1998. Wilmington
                                              Renaissance Corporation is a private organization seeking to revitalize the City of Wilmington, Delaware.  Mr. Wyer has served as a
                                              Director and member of the Audit Committee of GMAC Bank since August
                                              2001.  President of All Nation Life Insurance and Senior Vice
                                              President of Blue Cross/Blue Shield of Delaware from September 1995 to
                                              January 1998. Managing Director of Wilmington 2000 from May 1993 to
                                              September 1995. Formerly President of Wyer Group, Inc. from 1991 to
                                              1993 and Commerce Enterprise Group from 1989 to 1991, both of which are management-consulting firms specializing in operations reviews designed to increase productivity, cut overhead and increase competitiveness, and President of the Delaware State Chamber of
                                              Commerce from 1978 to 1989. He serves on the Executive; Audit; Budget;
                                              Stock Option; and Compensation Committees.

Joseph A. DiNunzio                   42       Senior Vice President and Corporate Secretary of Artesian Resources
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

Bruce P. Kraeuter                    55       Vice President of Engineering and Planning.  Mr. Kraeuter has served as an officer since March 1995.  He currently serves as an officer of
                                              Artesian Resources Corporation, Artesian Water Company, Inc. and
                                              Artesian Water Pennsylvania, Inc.  Mr. Kraeuter has been employed by the Company since July 1989 and has held various executive and operational positions within the Company.  Mr. Kraeuter served as
                                              Senior Engineer with the Water Resources Agency for New Castle County,
                                              Delaware from 1974 to 1989.

John J. Schreppler, II               48       Vice President, Assistant Secretary and General Counsel of Artesian
                                              Resources Corporation and its Subsidiaries since July 2000.  Prior to joining the Company he practiced law in Wilmington, Delaware as John
                                              J. Schreppler, II P.A. from February 1999, and before that as a partner in The Bayard Firm from 1988 to 1999.

David B. Spacht                      45       Vice President, Chief Financial Officer and Treasurer of Artesian
                                              Resources Corporation and its Subsidiaries since January 1995.  The
                                              Company has employed Mr. Spacht since 1980 and he has held various executive and management level positions within the Company.

Nicholle R. Taylor                   37       Vice President of Artesian Resources Corporation and Artesian Water
                                              Company, Inc. since May 2004.  Ms. Taylor has been employed by the
                                              Company since 1991 and has held various management level and operational positions within the Company.  Ms. Taylor is the daughter of Norman H. Taylor, Jr., the niece of Dian C. Taylor and the cousin of John R. Eisenbrey, Jr.

John M. Thaeder                      47       Vice President of Operations of Artesian Water Company, Inc.  Mr.
                                              Thaeder has served as an officer since February 1998.  He currently serves as an officer of Artesian Resources Corporation, Artesian Water
                                              Company, Inc., Artesian Wastewater Management, Inc., Artesian Water
                                              Pennsylvania, Inc. and Artesian Utility Development, Inc.  Prior to
                                              joining the Company, Mr. Thaeder was employed by Hydro Group, Inc.
                                              from 1996 to 1998 as Southeastern District Manager of Sales and
                                              Operations from Maryland to Florida.  During 1995 and 1996, Mr.
                                              Thaeder was Hydro Group's Sales Manager of the Northeast Division with sales responsibilities from Maine to Florida.  From 1988 to 1995, he served as District Manager of the Layne Well and Pump Division of
                                              Hydro Group.

In accordance with the provisions of the Company's By-laws, the Board is divided into three classes. Members of each class serve for three years and one class is elected each year to serve a term until his or her successor shall have been elected and qualified or until earlier resignation or removal. Dian C. Taylor and John R. Eisenbrey, Jr. have been nominated for election to the Board of Directors to be voted by the Class B shareholders at the Annual Meeting to be held on May 25, 2005.

Directors receive an annual retainer fee of $8,000 paid in advance. Each director receives $1,000 for each Board meeting attended, $500 for each committee meeting attended on the day of a regular board meeting, $1,000 for each committee meeting attended on any other day, and $450 per diem for workshops. The chair of each committee receives an annual retainer of $1,000.

The executive officers are elected or approved by our Board or our appropriate subsidiary to serve until his or her successor is appointed or shall have been qualified or until earlier death, resignation or removal.

During fiscal year 2004, the Board of Directors had a standing audit committee, consisting of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer. The Board of Directors has also determined that each member of the audit committee meets the independence requirements prescribed by the listing standards of the Nasdaq National Market and the rules and regulations of the Securities and Exchange Commission. The Board of Directors has further determined that Mr. Biederman, a member of the audit committee, is an "audit committee financial expert" as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC. Mr. Biederman meets the independence criteria prescribed by applicable law and the rules of the SEC for audit committee membership and is an "independent director" as defined in the NASD Rule 4200(a)(15). The Board of Directors has determined that a majority of the Board of Directors meet the independence requirements prescribed by the listing standards of the Nasdaq National Market.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, directors, officers and certain beneficial owners of the Company's equity securities are required to file reports of their transactions in the Company's equity securities with the Securities and Exchange Commission on specified due dates. With respect to the fiscal year 2004, reports of transactions by all directors, officers and such beneficial holders were timely filed. In making this statement, the Company has relied on the written representations of its directors, officers and ten percent (10%) stockholders and copies of the reports that they filed with the Securities and Exchange Commission.

ITEM 11. - EXECUTIVE COMPENSATION.

The following table sets forth a summary of the compensation for the three most recent fiscal years earned by the Chief Executive Officer and the next five highest paid executive officers whose annual salaries and bonuses exceeded $100,000 for the fiscal year 2004.

                                                                 SUMMARY COMPENSATION TABLE
                               ----------------------------------------------------------------------------------------------
                                                                                              Long Term
                                                 Annual Compensation                       Compensation(4)
                               -------------------------------------------------------     ---------------
                                                                             Other            Securities
Name and Principal                                                           Annual           Underlying        All Other
Position                       Year         Salary           Bonus        Compensation        Options (#)    Compensation ($)
---------------------------    ----      ------------    ------------     ------------     ---------------   ----------------
Dian C. Taylor                 2004      $    259,927    $      1,529     $     47,556(3)        4,500       $         26,077(4)
  Director, Chair,             2003      $    271,401    $    111,211(1)  $     25,148(3)        4,500       $         24,237(4)
  CEO & President              2002      $    214,250    $     86,480(2)  $     47,512(3)        4,500       $         17,605(4)

Joseph A. DiNunzio             2004      $    177,294    $        545     $      4,898           4,500       $         17,713(4)
  Senior Vice President &      2003      $    177,519    $     32,210(1)  $      1,296           4,500       $         16,905(4)
  Corporate Secretary          2002      $    162,000    $     27,245(2)  $        780           4,500       $         15,772(4)

David B. Spacht                2004      $    159,334    $      5,366     $      4,862           4,500       $         16,980(4)
  Vice President,              2003      $    154,638    $     24,515(1)  $        992           4,500       $         16,397(4)
  Chief Financial Officer      2002      $    142,294    $     20,072(2)  $      1,212           4,500       $         10,962(4)
  & Treasurer

Bruce P. Kraeuter              2004      $    148,741    $      1,542     $      5,089           4,500       $         14,469(4)
  Vice President of            2003      $    136,794    $     24,687(1)  $      1,583           4,500       $         13,980(4)
  Engineering & Planning       2002      $    125,875    $     21,333(2)  $      1,391           4,500       $         12,904(4)

John J. Schreppler, II         2004      $    136,201    $     16,745     $      3,501           4,500       $          7,323(4)
  Vice President, Assistant    2003      $    136,794    $     20,932(1)  $         --           4,500       $          7,560(4)
  Secretary & General          2002      $    128,500    $     11,363(2)  $         --           4,500       $          2,478(4)
  Counsel

John M. Thaeder                2004      $    151,829    $        544     $      5,210           4,500       $          7,619(4)
  Vice President of            2003      $    136,794    $     33,562(1)  $      1,809           4,500       $          7,571(4)
  Operations                   2002      $    125,875    $     18,715(2)  $      1,999           4,500       $          6,763(4)

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

(3)     Includes $22,900 in 2004, $22,400 in 2003 and $22,750 in 2002 received as compensation for attendance at meetings of the Board and its committees. In 2004 and 2002, Ms. Taylor received $23,355 and $23,705 respectively, in medical expense reimbursements from the Company's Officer's Medical Reimbursement Plan.

(4) The Company contributes two percent of an eligible employee's gross earnings to the 401(k) Plan. In addition, the Company matches fifty percent of the first six percent of the employee's gross earnings that the employee contributes to the 401(k) Plan. The amounts disclosed in this column include our contributions under the 401(k) Plan for the fiscal year 2004 - Ms. Taylor $13,053, Mr. DiNunzio $8,848, Mr. Spacht $7,709, Mr. Kraeuter $7,004, Mr. Schreppler $7,323 and Mr. Thaeder $7,619; for the fiscal year 2003 - Ms. Taylor $11,142, Mr. DiNunzio $8,345, Mr. Spacht $7,447, Mr. Kraeuter $7,380, Mr. Schreppler $7,560 and Mr. Thaeder $7,571; and for the fiscal year 2002 - Ms. Taylor $8,493, Mr. DiNunzio $7,978, Mr. Spacht $2,740, Mr. Kraeuter $6,841, Mr.
        Schreppler $2,478 and Mr. Thaeder $6,763. In addition, effective October 1, 1994, the Company established a Supplemental 401(k) Retirement Plan (the "Supplemental Plan"). All employees hired before April 26, 1994 and under the age of sixty at that date are eligible for the Supplemental Plan. Employees over the age of sixty waived participation in the Supplemental Plan in order to receive Company paid medical, dental and life insurance benefits upon retirement. The Company will not provide such benefits to any other current or future employees. The amounts disclosed in this column also include our contributions under the Supplemental Plan for the fiscal year 2004 - Ms. Taylor $13,024, Mr. DiNunzio $8,865, Mr. Spacht $9,271 and Mr. Kraeuter $7,464; for the fiscal year 2003 - Ms. Taylor $13,095, Mr. DiNunzio $8,560, Mr. Spacht $8,951 and Mr. Kraeuter $6,601; and for the fiscal year 2002 - Ms. Taylor $9,112, Mr. DiNunzio $7,794, Mr. Spacht $8,221 and Mr. Kraeuter $6,063.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information regarding options granted in the 2004 fiscal year to the executive officers named in the Summary Compensation Table.

                                                 Individual Grants
                         -----------------------------------------------------------------    Potential Realizable Value at
                           Number of        % of Total     Market    Exercise                    Assumed Annual Rates of
                          Securities          Options       Price     Or Base                 Stock Price Appreciation for
                          Underlying        Granted to       on        Price                           Option Term(1)
                            Options          Employees      Date        per                  -------------------------------
                            Granted          in Fiscal       of        Share    Expiration
Name                         (#)               Year        Grant      ($/Sh)       Date       0% ($)     5% ($)     10% ($)
----------------------   ------------      ------------   --------   --------   ----------   --------   --------   ---------
Dian C. Taylor                  4,500(2)          11.65   $  26.99   $  24.20      5/26/14   $ 12,551   $ 89,933   $ 206,118

Joseph A. DiNunzio              4,500(2)          11.65   $  26.99   $  24.20      5/26/14   $ 12,551   $ 89,933   $ 206,118

David B. Spacht                 4,500(2)          11.65   $  26.99   $  24.20      5/26/14   $ 12,551   $ 89,933   $ 206,118

Bruce P. Kraeuter               4,500(2)          11.65   $  26.99   $  24.20      5/26/14   $ 12,551   $ 89,933   $ 206,118

John J. Schreppler, II          4,500(2)          11.65   $  26.99   $  24.20      5/26/14   $ 12,551   $ 89,933   $ 206,118

John M. Thaeder                 4,500(2)          11.65   $  26.99   $  24.20      5/26/14   $ 12,551   $ 89,933   $ 206,118

(1) Amounts represent the hypothetical gains that could be achieved from the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of zero percent (0%), five percent (5%) and ten percent (10%) compounded annually from the date the respective options were granted to their expiration date based upon the grant price.

(2) Option granted for Class A Stock under the NQSO Plan. The grant was made on May 26, 2004 and the shares underlying the option granted will become exercisable in six months following the date of grant.

OPTION EXERCISES AND FISCAL YEAR END VALUES

The following table provides certain information concerning option exercises during 2004 by the executive officers named in the Summary Compensation Table and year end option values:

       Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End
                                  Option Values

                           Shares                    Number of Securities            Value of Unexercised
                          Acquired                  Underlying Unexercised               In-the Money
                             on                        Options at Fiscal              Options at Fiscal
                          Exercise     Value             Year End (#)                    Year End ($)
         Name                (#)      Realized    Exercisable/Unexercisable(1)    Exercisable/Unexercisable(2)
----------------------   ---------   ----------   ----------------------------    ----------------------------
Dian C. Taylor               9,000   $  167,618            43,500/--                       $522,819/--
Joseph A. DiNunzio           6,000   $  108,126          33,150/6,600                    $412,364/$56,608
David B. Spacht              6,422   $  114,275          25,225/4,500                    $279,511/$31,717
Bruce P. Kraeuter              500   $    7,046          25,500/4,500                    $283,087/$31,717
John J. Schreppler, II          --   $       --          15,300/2,700                    $124,339/$15,787
John M. Thaeder                215   $    2,761          24,457/4,500                    $264,488/$31,717

        (1) All securities represent options to purchase shares of the Class A Stock.

        (2) Based on $28.12 per share, which was the last reported sale price of the Company's Class A Stock as reported by Nasdaq on December 31, 2004.

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

ITEM 12. -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the beneficial ownership of the equity securities of the Company, as of February 22, 2005, for each director, each executive officer named in the Summary Compensation Table, each beneficial owner of more than five percent (5%) of the outstanding shares of any class of the Company's voting securities and all directors and executive officers as a group, based in each case on information furnished to the Company. Addresses are provided for each beneficial owner of more than five percent (5%) of the Company's voting securities.

                                      Class A Non-Voting          Class B Common
                                        Common Stock(1)               Stock(1)
                                    ----------------------     ----------------------
                                    Shares      Percent(2)     Shares      Percent(2)
                                    -------     ----------     -------     ----------
Dian C. Taylor (3)
664 Churchmans Road
Newark, Delaware 19702              113,419            3.3%    105,148           17.9%

Kenneth R. Biederman (3)             49,750            1.5%         --             --

John R. Eisenbrey, Jr. (3)(4)
15 Albe Drive
Newark, Delaware 19702               51,094            1.5%     30,472            5.2%

Norman H. Taylor, Jr. (3) (5)
1597 Porter Road
Bear, Delaware 19701                 43,564            1.3%    180,624           30.7%

William C. Wyer(3)                   49,500            1.4%         --             --

Joseph A. DiNunzio (3) (6)           46,893            1.4%          69            --

Bruce P. Kraeuter (3)                43,588            1.3%         --             --

David B. Spacht (3)                  33,092            1.0%        126             --

John J. Schreppler, II(3)            20,661             --          --             --

John M. Thaeder (3)                  36,494            1.1%        900             --

Louisa Taylor Welcher (7)
219 Laurel Avenue
Newark, DE  19711                    32,984            1.0%     90,971           15.5%

Directors and Executive
Officers as a Group (11
Individuals)(3)                     497,252           13.5%    320,063           54.5%

(1) The nature of ownership consists of sole voting and investment power unless otherwise indicated. The amount also includes all shares issuable to such person or group upon the exercise of options held by such person or group to the extent such options are exercisable within 60 days after February 22, 2005.

(2) The percentage of the total number of shares of the class outstanding is shown where that percentage is one percent or greater. Percentages for each person are based on the aggregate number of shares of the applicable class outstanding as of February 22, 2005, and all shares issuable to such person upon the exercise of options held by such person, to the extent such options are exercisable within 60 days of that date.

(3) Includes options to purchase shares of the Company's Class A Stock, as follows: Ms. Taylor (43,500 shares); Mr. Biederman (40,500 shares); Mr. Eisenbrey (20,593 shares); Mr. Taylor (18,000 shares); Mr. Wyer (40,500 shares); Mr. DiNunzio (38,448 shares); Mr. Kraeuter (29,900 shares); Mr. Spacht (29,650 shares); Mr. Schreppler (18,000 shares); and Mr. Thaeder (28,898 shares).

(4) Includes 520 shares of the Class B Stock owned by a trust, of which Mr. Eisenbrey, Jr. is a trustee and has a beneficial ownership interest, and 1,037 shares of the Class B Stock held in custodial accounts for Mr. Eisenbrey, Jr.'s daughters.

(5) Includes 1,077 shares of the Class B Stock and 285 shares of the Class A Stock owned by Mr. Taylor's wife for which Mr. Taylor disclaims beneficial ownership.

(6) Includes 18 shares of the Class A Stock held in custodial accounts for Mr. DiNunzio's sons.

(7) Includes 96 shares of the Class B Stock held jointly by Ms. Welcher's husband and son, and 225 shares of the Class A Stock held by Ms. Welcher's husband for which Ms. Welcher disclaims beneficial ownership.

                                    Equity Compensation Plan Information

                          Number of securities                                      Number of securities
                           to be issued upon           Weighted-average            remaining available for
                              exercise of              exercise price of        future issuance under equity
Plan category             outstanding options         outstanding options          compensation plans (1)
------------------        --------------------        -------------------       ----------------------------
Equity
compensation plans
approved by
security holders                       332,290        $             16.94                             42,619

Equity
compensation plans
not approved by
security holders
                                            --                                                            --
                          --------------------                                  ----------------------------
Total                                  332,290                                                        42,619

(1) Includes 13,650 shares available for issue under the stock and cash bonus plans for officers.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14. - PRINCIPAL ACCOUNTANT FEES AND SERVICES.

FEES BILLED BY INDEPENDENT AUDITORS

The following table sets forth the aggregate fees billed to the Company for fiscal years 2004 and 2003 by KPMG LLP:

        In thousands               2004           2003
        --------------------   ------------   ------------
        Audit Fees             $        206   $        140
        Audit-Related Fees                0              0
        Tax Fees                         31             26(1)
        All Other Fees                    0              0
                               ------------   ------------
        Total Fees             $        237   $        166
                               ============   ============

        (1)     Includes $2,000 for a tax software license.

Audit Fees consist primarily of fees for year-end audit and the review of the Company's Quarterly Reports on Form 10-Q.

Tax Fees consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, return preparation, tax audits and, in 2003, a tax software license.

Pursuant to policy, the Audit Committee pre-approves audit and tax services for the year as well as non-audit services to be provided by the independent auditors. Any changes in the amounts quoted are also subject to pre-approval by the committee. All of the tax fees paid in 2003 and 2004 were pre-approved by the committee.

ITEM 15. - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                                   Page(s)*
                                                                                   --------
        (a) The following documents are filed as part of this report:
            (1) Financial Statements:
                Report of Independent Auditors                                           45
                Consolidated Balance Sheets at December 31, 2004 and 2003                21
                Consolidated Statements of Operations for the three years ended
                December 31, 2004                                                        22
                Consolidated Statements of Cash Flows for the three years ended
                December 31, 2004                                                        23
                Consolidated Statements of Changes in Stockholders' Equity for
                the three years ended December 31, 2004                               24-26
                Notes to Consolidated Financial Statements                            27-44
            (2) Financial Statement Schedule:
                Schedule II: Valuation and Qualifying Accounts                           66
            (3) Exhibits:  see (c) below
        (b) Reports on Form 8-K.
            A current report on Form 8-K dated February 2, 2005 was
            filed with the Securities and Exchange Commission on
            February 4, 2005 reporting the granting of shares and cash to executive officers under the Company's Cash and Stock
            Bonus Compensation Plan.
        (c) Exhibits.                                                                 59-60

      * Page number shown refers to page number in this Report on Form 10-K

                         ARTESIAN RESOURCES CORPORATION
                             FORM 10-K ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 2004

                                INDEX TO EXHIBITS
Exhibit
Number      Description
-------     --------------------------------------------------------------------
3.1         Restated Certificate of Incorporation of the Company effective April
            28, 2004 incorporated by reference to Exhibit 3.1 filed with the Company's Form 10-Q for the quarterly period ended March 31, 2004.

3.2 By-laws of the Company effective March 26, 2004 incorporated by reference to Exhibit 3.3 filed with the Company's Form 10-Q for the quarterly period ended March 31, 2004.

4.1 Seventeenth supplemental Indenture dated as of December 1, 2003 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.1 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

4.2 Sixteenth supplemental Indenture dated as of January 31, 2003 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.2 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

4.3 Fifteenth supplemental Indenture dated as of December 1, 2000 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.1 filed with the Company's Form 10-Q for the quarterly period ended March 31, 2002.

4.4 Thirteenth and Fourteenth Indentures dated as of June 17, 1997 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4 filed with the Company's Form 10-Q for the quarterly period ended June 30, 1997.

4.5 Twelfth Supplemental Indenture dated as of December 5, 1995 between Artesian Water Company, Inc. subsidiary of the Company and Wilmington Trust Company, as Trustee. Incorporated by reference to
            Exhibit 4(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

4.6 Eleventh Supplemental Indenture dated as of February 16, 1993 between Artesian Water Company, Inc., subsidiary of the Company and Principal Mutual Life Insurance Company. Incorporated by reference to Exhibit 4(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

4.7 Tenth Supplemental Indenture dated as of April 1, 1989 between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee. Incorporated by reference to
            Exhibit 4(a) filed with the Company's Registration Statement on Form 10 filed April 30, 1990 and as amended by Form 8-K filed on June 19, 1990.

10.1 Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.4 filed with the Company's Form 10-Q for the quarterly period ended June 30, 2003.**

10.3 Artesian Resources Corporation Cash and Stock Bonus Compensation Plan for Officers incorporated by reference to Exhibit 10(d) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**

10.4        Artesian Resources Corporation Incentive Stock Option Plan.
            Incorporated by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.6        Officer's Medical Reimbursement Plan dated May 27, 1992.
            Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.**

11          Statement Re: Computation of Net Income per Class A and Class B
            Common Shares.

21          Subsidiaries of the Company as of December 31, 2004.

23.1        Consent of KPMG LLP.

24.1        Power of Attorney (included on signature page).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
** Compensation plan or arrangement required to be filed or incorporated as an exhibit.

                                   SIGNATURES
                         ARTESIAN RESOURCES CORPORATION

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Date: March 30, 2005                By: /s/ DAVID B. SPACHT
                                     David B. Spacht, Vice President, Chief
                                        Financial Officer and Treasurer

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

              Signature                                    Title                          Date
-------------------------------------------   ---------------------------------------    -------
Principal Executive Officer:
/s/ DIAN C. TAYLOR
Dian C. Taylor                                President and Chief Executive Officer      3/30/05

Principal Financial and Accounting Officer:
/s/ DAVID B. SPACHT
David B. Spacht                               Vice President, Chief Financial Officer    3/30/05
                                              and Treasurer
Directors:
/s/ DIAN C. TAYLOR
Dian C. Taylor                                Director                                   3/30/05

/s/ NORMAN H. TAYLOR, JR.
Norman H. Taylor, Jr.                         Director                                   3/30/05

/s/ KENNETH R. BIEDERMAN
Kenneth R. Biederman                          Director                                   3/30/05

/s/ WILLIAM C. WYER
William C. Wyer                               Director                                   3/30/05

/s/ JOHN R. EISENBREY, JR.
John R. Eisenbrey, Jr.                        Director                                   3/30/05

                         ARTESIAN RESOURCES CORPORATION
                             FORM 10-K ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 2004

                                INDEX TO EXHIBITS

Exhibit
Number      Description
-------     --------------------------------------------------------------------
3.1         Restated Certificate of Incorporation of the Company effective April
            28, 2004 incorporated by reference to Exhibit 3.1 filed with the Company's Form 10-Q for the quarterly period ended March 31, 2004.

3.2 By-laws of the Company effective March 26, 2004 incorporated by reference to Exhibit 3.3 filed with the Company's Form 10-Q for the quarterly period ended March 31, 2004.

4.1 Seventeenth supplemental Indenture dated as of December 1, 2003 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.1 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

4.2 Sixteenth supplemental Indenture dated as of January 31, 2003 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.2 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

4.3 Fifteenth supplemental Indenture dated as of December 1, 2000 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.1 filed with the Company's Form 10-Q for the quarterly period ended March 31, 2002.

4.4 Thirteenth and Fourteenth Indentures dated as of June 17, 1997 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4 filed with the Company's Form 10-Q for the quarterly period ended June 30, 1997.

4.5 Twelfth Supplemental Indenture dated as of December 5, 1995 between Artesian Water Company, Inc. subsidiary of the Company and Wilmington Trust Company, as Trustee. Incorporated by reference to
            Exhibit 4(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

4.6 Eleventh Supplemental Indenture dated as of February 16, 1993 between Artesian Water Company, Inc., subsidiary of the Company and Principal Mutual Life Insurance Company. Incorporated by reference to Exhibit 4(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

4.7 Tenth Supplemental Indenture dated as of April 1, 1989 between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee. Incorporated by reference to
            Exhibit 4(a) filed with the Company's Registration Statement on Form 10 filed April 30, 1990 and as amended by Form 8-K filed on June 19, 1990.

10.1 Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.4 filed with the Company's Form 10-Q for the quarterly period ended June 30, 2003.**

10.3 Artesian Resources Corporation Cash and Stock Bonus Compensation Plan for Officers incorporated by reference to Exhibit 10(d) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**

10.4        Artesian Resources Corporation Incentive Stock Option Plan.
            Incorporated by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.6        Officer's Medical Reimbursement Plan dated May 27, 1992.
            Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.**

11          Statement Re: Computation of Net Income per Class A and Class B
            Common Shares.

21          Subsidiaries of the Company as of December 31, 2004.

23.1        Consent of KPMG LLP.

24.1        Power of Attorney (included on signature page).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
** Compensation plan or arrangement required to be filed or incorporated as an exhibit.