Form 10-K/A
period 2004-12-31
ARTESIAN RESOURCES CORP
filed 2005-05-02
CIK 863110

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-18516

                         ARTESIAN RESOURCES CORPORATION
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                              51-0002090
     -------------------------------        -------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification
      incorporation or organization)                    Number)

                   664 CHURCHMANS ROAD, NEWARK, DELAWARE 19702
     ----------------------------------------------------------------------
                     Address of principal executive offices

                                (302) 453 - 6900
     ----------------------------------------------------------------------
               Registrant's telephone number, including area code

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

[X]  Yes        [ ]  No

================================================================================

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

As of April 15, 2005, 3,383,877 shares of Class A Non-Voting Common Stock and 587,680 shares of Class B Common Stock were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the Form 10-K, is being filed to amend Item 9A of Part II of the Form 10-K.

In November 2004, the Securities and Exchange Commission issued an exemptive order providing certain reporting companies with an extension of up to 45 days for the filing of management's report on the company's internal control over financial reporting and the required attestation on those controls from the independent registered public accountants. We elected to utilize this extension period and now are amending our Form 10-K to include Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm as required by Item 9A.

ITEM 9A.    CONTROLS AND PROCEDURES

(A)     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(B)     INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting occurred during our fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(C)     MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2004, our internal control over financial reporting was effective.

Our independent registered public accounting firm, KPMG LLP, has audited management's assessment of our internal control over financial reporting. Their opinion on management's assessment and their opinions on the effectiveness of our internal control over financial reporting and on our financial statements appears below under Report of Independent Registered Public Accounting Firm.


/s/ DIAN C. TAYLOR                                   /s/ DAVID B. SPACHT
---------------------------------                    ---------------------------
Dian C. Taylor                                       David B. Spacht
Chair and Chief Executive Officer                    Chief Financial Officer

(D)     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Artesian Resources Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting that Artesian Resources Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Artesian Resources Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Artesian Resources Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Artesian Resources Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Artesian Resources Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 30, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP


Philadelphia, Pennsylvania
April 29, 2005

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereto duly authorized.

Date:  May 2, 2005

                                             ARTESIAN RESOURCES CORPORATION

                                             By: /s/   DAVID B. SPACHT
                                                 -------------------------------
                                                 David B. Spacht
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   ------------------------------------------------------------------
23.1          Consent of KPMG LLP.
31.1          Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32            Section 1350 Certification of Chief Executive and Chief Financial
              Officer.