Form 10-Q
period 2005-03-31
ARTESIAN RESOURCES CORP
filed 2005-05-10
CIK 863110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2005

                                       or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from _____ to _____

                        Commission file number 000-18516

                         ARTESIAN RESOURCES CORPORATION
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         DELAWARE                               51-0002090
   ----------------------------------------------------     --------------------
             (State or other jurisdiction of                 (I.R.S. Employer
              incorporation or organization)                Identification No.)

           664 CHURCHMANS ROAD, NEWARK, DELAWARE                   19702
--------------------------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)

                                (302) 453 - 6900
           -----------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      [X]  Yes       [ ]  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

      [X]  Yes       [ ]  No

As of April 30, 2005, 3,384,586 shares of Class A Non-Voting Common Stock and 587,680 shares of Class B Common Stock were outstanding.


                                       ARTESIAN RESOURCES CORPORATION
                                             INDEX TO FORM 10-Q

PART I             -   FINANCIAL INFORMATION:

           ITEM 1  -      FINANCIAL STATEMENTS                                                      Page(s)
                          Consolidated Balance Sheet
                          March 31, 2005 (unaudited) and December 31, 2004                             3

                          Consolidated Statement of Income
                          for the quarter ended March 31, 2005 and 2004 (unaudited)                    4

                          Consolidated Statement of Retained Earnings
                          for the quarter ended March 31, 2005 and 2004 (unaudited)                    5

                          Consolidated Statement of Cash Flows
                          for the quarter ended March 31, 2005 and 2004 (unaudited)                  5 - 6

                          Notes to the Consolidated Financial Statements                             7 - 10

           ITEM 2  -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                             11 - 15

           ITEM 3  -      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                   15

           ITEM 4  -      CONTROLS AND PROCEDURES                                                   15 - 16

PART II            -   OTHER INFORMATION:

           ITEM 1  -      LEGAL PROCEEDINGS                                                            17

           ITEM 6  -      EXHIBITS                                                                     17

SIGNATURES                                                                                             18

INDEX TO EXHIBITS                                                                                      19

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                            ARTESIAN RESOURCES CORPORATION
                                              CONSOLIDATED BALANCE SHEET
                                                    (In thousands)
                                                                                (Unaudited)
                                                                               March 31, 2005       December 31, 2004
                                                                               --------------       -----------------
ASSETS
Utility plant, at original cost less accumulated depreciation                  $    215,847         $      212,152
Current assets
  Cash and cash equivalents                                                           1,685                  1,217
  Accounts receivable, net                                                            3,215                  3,806
  Unbilled operating revenues                                                         1,957                  2,372
  Materials and supplies-at cost on FIFO basis                                          911                    932
  Prepaid property taxes                                                                383                    765
  Prepaid expenses and other                                                            566                    565
                                                                               ------------         --------------
                                                                                      8,717                  9,658
                                                                               ------------         --------------
Other assets
  Non-utility property (less accumulated depreciation 2005-$113; 2004-$108)             332                    337
  Restricted cash                                                                      --                      503
  Other deferred assets                                                               2,846                  2,626
                                                                               ------------         --------------
                                                                                      3,178                  3,466
Regulatory assets, net                                                                2,087                  2,104
                                                                               ------------         --------------
                                                                               $    229,829         $      227,380
                                                                                   ========                =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
  Common stock                                                                 $      3,971         $        3,956
  Additional paid-in capital                                                         42,610                 42,222
  Retained earnings                                                                   8,876                  8,765
                                                                                -----------         --------------
    Total stockholders' equity                                                       55,457                 54,943
Long-term debt, net of current portion                                               82,495                 82,356
                                                                               ------------         --------------
                                                                                    137,952                137,299
                                                                               ------------         --------------

Current liabilities
  Notes payable                                                                      10,624                  9,213
  Current portion of long-term debt                                                     342                  1,082
  Accounts payable                                                                    1,232                  2,173
  Accrued expenses                                                                    1,600                  1,989
  Overdraft payable                                                                   1,756                  1,812
  Deferred income taxes                                                                  53                    150
  Interest accrued                                                                      491                    354
  Customer deposits                                                                     472                    470
  Other                                                                               1,877                  1,197
                                                                               ------------         --------------
                                                                                     18,447                 18,440
                                                                               ------------         --------------
Deferred credits and other liabilities
  Net advances for construction                                                      22,151                 21,456
  Postretirement benefit obligation                                                   1,151                  1,169
  Deferred investment tax credits                                                       809                    816
  Deferred income taxes                                                              15,513                 14,774
                                                                               ------------         --------------
Commitments and contingencies
                                                                                     39,624                 38,215
Net contributions in aid of construction                                             33,806                 33,426
                                                                               ------------         --------------
                                                                               $    229,829         $      227,380
                                                                               ============         ==============

See notes to the consolidated financial statements.


                                          ARTESIAN RESOURCES CORPORATION
                                         CONSOLIDATED STATEMENT OF INCOME
                               (Unaudited) (In thousands, except per share amounts)
                                                                                           For the Quarter
                                                                                           Ended March 31,
                                                                                    ----------------------------
                                                                                     2005                 2004
                                                                                    -------              -------
OPERATING REVENUES
   Water sales                                                                      $ 9,295              $ 8,466
   Other utility operating revenue                                                      225                  199
   Non-utility revenue                                                                  382                  122
                                                                                    -------              -------
                                                                                      9,902                8,787
                                                                                    -------              -------

OPERATING EXPENSES
   Utility operating expenses                                                         5,377                4,983
   Non-utility operating expenses                                                       255                   74
   Depreciation and amortization                                                      1,042                  924
   State and federal income taxes                                                       640                  471
   Property and other taxes                                                             581                  529
                                                                                    -------              -------
                                                                                      7,895                6,981
                                                                                    -------              -------

OPERATING INCOME                                                                      2,007                1,806

OTHER INCOME, NET
   Allowance for funds used during construction                                          51                   92
   Other income, net                                                                    377                  277
                                                                                    -------              -------

INCOME BEFORE INTEREST CHARGES                                                        2,435                2,175

INTEREST CHARGES                                                                      1,481                1,457
                                                                                    -------              -------

NET INCOME                                                                              954                  718
PREFERRED DIVIDEND REQUIREMENT                                                         --                      3
                                                                                    -------              -------

NET INCOME APPLICABLE TO COMMON STOCK                                               $   954              $   715
                                                                                    =======              =======

INCOME PER COMMON SHARE:
   Basic                                                                            $  0.24              $  0.18
                                                                                    =======              =======
   Diluted                                                                          $  0.23              $  0.18
                                                                                    =======              =======
CASH DIVIDEND PER COMMON SHARE                                                      $0.2125              $0.2025
                                                                                    =======              =======
AVERAGE COMMON SHARES OUTSTANDING
   Basic                                                                              3,967                3,917
                                                                                    =======              =======
   Diluted                                                                            4,094                4,053
                                                                                    =======              =======

See notes to the consolidated financial statements.

                                          ARTESIAN RESOURCES CORPORATION
                                    CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                                     Unaudited
                                                  (In thousands)
                                                                                             For the Quarter
                                                                                             Ended March 31,
                                                                                        -------------------------
                                                                                          2005             2004
                                                                                        -------           -------
Balance, beginning of period                                                            $ 8,765           $ 7,630
Net income                                                                                  954               718
                                                                                        -------           -------
                                                                                          9,719             8,348
Less: Dividends                                                                             843               795
                                                                                        -------           -------
Balance, end of period                                                                  $ 8,876           $ 7,553
                                                                                        =======           =======

See notes to the consolidated financial statements.

                                          ARTESIAN RESOURCES CORPORATION
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     Unaudited
                                                  (In thousands)
                                                                                           For the Quarter
                                                                                            Ended March 31,
                                                                                        -------------------------
                                                                                          2005              2004
                                                                                        -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                                              $   954           $   718
Adjustments to reconcile net income to net cash
       provided by operating activities:
   Depreciation and amortization                                                          1,041               923
   Deferred income taxes, net                                                               636               623
   Allowance for funds used during construction                                             (51)              (92)
Changes in assets and liabilities:
   Accounts receivable, net                                                                 591               (81)
   Income tax receivable                                                                     --               437
   Unbilled operating revenues                                                              415               380
   Materials and supplies                                                                    21                33
   Prepaid property taxes                                                                   382               356
   Prepaid expenses and other                                                                (1)              (40)
   Other deferred assets                                                                   (234)             (227)
   Regulatory assets                                                                         17                56
   Postretirement benefit obligation                                                        (18)              (15)
   Accounts payable                                                                        (941)             (959)
   Accrued expenses                                                                        (389)            1,596
   Interest accrued                                                                         137               133
   Customer deposits and other, net                                                         682               335
                                                                                        -------           -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 3,242             4,176
                                                                                        -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures (net of AFUDC)                                                   (4,852)           (9,111)
   Proceeds from sale of assets                                                               4                 9
                                                                                        -------           -------

NET CASH USED IN INVESTING ACTIVITIES                                                    (4,848)           (9,102)
                                                                                        -------           -------


                                          ARTESIAN RESOURCES CORPORATION
                                 CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                                    Unaudited
                                                  (In thousands)
                                                                                           For the Quarter
                                                                                            Ended March 31,
                                                                                      --------------------------
                                                                                       2005                2004
                                                                                      ------              ------
CASH FLOW FROM FINANCING ACTIVITIES
   Net borrowings under line of credit agreements                                      1,411                (788)
   Proceeds from issuance of long-term debt                                              252                 770
   Restricted funds from issuance of tax-free bonds                                      503               3,490
   Overdraft payable                                                                     (56)              1,108
   Net advances and contributions in aid of construction                               1,242               1,348
   Principal repayments of long-term debt                                               (853)                 78
   Net proceeds from issuance of common stock                                            403                 267
   Dividends                                                                            (843)               (795)
   Deferred debt issuance costs                                                           15                --
   Redemption of preferred stock                                                        --                  (100)
                                                                                      ------              ------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                              2,074               5,378
                                                                                      ------              ------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                468                 452

CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD                                                                              1,217               1,128
                                                                                      ------              ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $1,685              $1,580
                                                                                      ======              ======
Supplemental Disclosures of Cash Flow Information:
   Interest paid                                                                      $1,324              $1,304
                                                                                      ======              ======
   Income taxes paid                                                                  $ --                $ --
                                                                                      ======              ======

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Artesian Resources Corporation, Artesian Resources, operates as a holding company, whose income is derived from the earnings of our wholly owned subsidiary companies and our one-third interest in AquaStructure Delaware, L.L.C., a Limited Liability Corporation whose primary activity is marketing wastewater services. The terms "we", "our" and the "Company" as used herein refer to Artesian Resources and its subsidiaries.

Artesian Water Company, Inc., Artesian Water, our principal subsidiary, is the oldest and largest public water utility in the State of Delaware and has been providing water service within the state since 1905. Artesian Water distributes and sells water to residential, commercial, industrial, governmental, municipal and utility customers throughout Delaware. In addition, Artesian Water provides services to other water utilities, including operations and billing functions, and has contract operation agreements with seventeen private and municipal water providers.

Our other water utility subsidiary, Artesian Water Pennsylvania, Inc., Artesian Water Pennsylvania, began operations in 2002, providing water service to a residential community, consisting of 39 customers, in Chester County. On October 14, 2003, Artesian Water Pennsylvania filed an application with the Pennsylvania Public Utilities Commission to increase our service area in Pennsylvania. This application, which concerns four specific developments that are expected to add 350 customers over 10 years, was approved and an order entered on February 4, 2005.

One other subsidiary, Artesian Wastewater Management, Inc., Artesian Wastewater, is a regulated entity that will own wastewater infrastructure and provide wastewater services in Delaware. Our other subsidiaries, neither of which is regulated, are Artesian Utility Development, Inc., Artesian Utility, which designs and builds wastewater infrastructure and provides contract wastewater services in Delaware, and Artesian Development Corporation, whose sole activity is the ownership of an eleven-acre parcel of land zoned for office buildings located immediately adjacent to our corporate headquarters.

On September 30, 2004, we changed the name of our non-regulated subsidiary, Artesian Wastewater Management, Inc., which operates municipal wastewater facilities under operating agreements, to Artesian Utility Development, Inc. Concurrent with this name change, we formed a new subsidiary, Artesian Wastewater Management, Inc., which will provide wastewater services to customers in Delaware as a regulated public wastewater service company.

Stock Compensation Plans
------------------------

At March 31, 2005, the Company had three stock-based compensation plans. The Company applies APB Opinion No. 25 and related interpretations in accounting for compensation expense under its plans. Accordingly, the aggregate compensation cost that has been charged against income for the three plans was insignificant for the three months ended March 31, 2004. No expense was incurred for the three months ended March 31, 2005. Had compensation cost for the Company's three plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income and net income per common share would have been reduced to the pro-forma amounts indicated below:

                                                                      For the Quarter
                                                                      ---------------
                                                                      Ended March 31,
                                                                ---------------------------
                                                                   2005             2004
                                                                ----------      -----------
          In thousands, except per share data
          NET INCOME APPLICABLE TO COMMON STOCK
               As reported                                      $      953      $       715
               Add:  compensation expense included
               in net income (net of tax)                               --               --
               Deduct:  compensation expense using
                fair value based method (net of tax)                    (3)              (1)
                                                                ----------      -----------
               Pro-forma                                        $      950      $       714
          BASIC NET INCOME PER COMMON SHARE
               As reported                                      $     0.24      $      0.18
               Pro-forma                                        $     0.24      $      0.18
          DILUTED NET INCOME PER COMMON SHARE
               As reported                                      $     0.23      $      0.18
               Pro-forma                                        $     0.23      $      0.18

NOTE 2 - REGULATORY ASSETS

Certain expenses are recoverable through rates charged to our customers, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the Delaware Public Service Commission, the PSC. Expenses related to applications to increase rates are amortized on a straight-line basis over a period of two years. The postretirement benefit obligation, which is being amortized over 20 years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments. The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customers reverse. Regulatory assets net of amortization, are comprised of the following:

                                                                  March 31, 2005            December 31, 2004
                                                                  --------------            -----------------
                                                                                (in thousands)
     Postretirement benefit obligation                              $    1,151                  $    1,169
     Deferred income taxes recoverable in future rates                     608                         612
     Expense of rate proceedings                                           297                         289
     Other                                                                  31                          34
                                                                    ----------                  ----------
                                                                    $    2,087                  $    2,104
                                                                    ==========                  ==========

Expenses related to the Net Periodic Pension Cost for the postretirement benefit obligation are as follows:

FOR THE QUARTER ENDED MARCH 31,                                         2005           2004
                                                                      --------       --------
     NET PERIODIC PENSION COST
     Interest Cost                                                    $     14       $     14
     Amortization of Net Gain                                               (9)            (9)
     Amortization of Transition Obligation                                   2              2
                                                                      --------       --------

     Total Net Periodic Benefit Cost                                  $      7       $      7
                                                                      ========       ========

CONTRIBUTIONS

Artesian Water contributed $25,000 to its postretirement benefit plan in the first quarter of 2005 and expects to contribute another $75,000 for the remainder of the year. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

NOTE 3 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options. The following table summarizes the shares used in computing basic and diluted net income per share:

                                                              For the Quarter
                                                              Ended March 31,
                                                               2005     2004
                                                              -----    ------
                                                               (in thousands)
              Average common shares outstanding during
                the period for Basic computation              3,967     3,917
              Dilutive effect of employee stock options         127       136
                                                              -----    ------
              Average common shares outstanding during
                the period for Diluted computation            4,094     4,053
                                                              =====    ======

Equity per common share was $13.96 and $13.50 at March 31, 2005 and 2004, respectively. These amounts were computed by dividing common stockholders' equity, excluding preferred stock, by the number of shares of common stock outstanding on March 31, 2005 and 2004, respectively.

NOTE 4 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123 (revised 2004), Statement No. 123R, "Share-Based Payment". This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. According to the FASB, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, during the first quarter of 2005, the Securities and Exchange Commission approved a new rule that delays the adoption of this standard to the beginning of the next fiscal year, instead of the next reporting period that begins after June 15, 2005. The rule does not change the accounting required by Statement No. 123R; it only changes the dates for compliance. We have not yet determined whether the adoption of this statement will have a material impact on our financial condition or results of operation. The Company expects to adopt Statement No. 123R effective January 1, 2006.

NOTE 5 - RATE PROCEEDINGS

On February 5, 2004, Artesian Water filed a petition with the PSC to implement new rates to meet a requested increase in revenue of 24%, or approximately $8.8 million, on an annualized basis. The PSC, on March 16, 2004, suspended the implementation of the proposed new rates pending further investigation and public evidentiary hearings. Pending these hearings and a final ruling by the PSC, Artesian Water, as is permitted by law, placed a portion of the proposed rates into effect under surety, in lieu of bond, on April 6, 2004. These temporary rates were designed to generate an increase in annual operating revenue of approximately 6.98%, or $2.5 million on an annualized basis. Beginning September 7, 2004, Artesian Water placed an additional portion of the proposed rates into effect. These rates were designed to generate an additional increase of approximately 8.02%, for a total increase of 15%, or approximately $5.5 million on an annualized basis, the maximum level of temporary rates permitted by law. These revised temporary rates will remain in effect until the PSC issues their final rate order. On April 5, 2005, the PSC approved a rate increase for Artesian Water, in response to Artesian Water's February 5, 2004 rate request. A final rate order incorporating the results of the PSC's deliberation and resolution of their affect on the various components of the Company's request is currently under review by the parties in the case. Pending review by Artesian Water of the final order by the PSC, determination can be reached as to the impact of the new rates on customer bills. Artesian Water currently expects that the rate increase will be approximately $4.4 million on an annualized basis. Since temporary rates exceeded the final rate increase, overpayment from customers, with interest, will be applied to current and future customer bills once the impact of the new rates is determined. As of March 31, 2005, we have reserved $504,000, or approximately 13% of total temporary rate revenue, in anticipation of such a refund.

Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, DSIC. This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC approval process is less costly when compared to the approval process for general rate increase requests. We requested on November 30, 2003, and subsequently implemented, a 1.13% DSIC surcharge for bills rendered subsequent to January 1, 2004. This surcharge was designed to generate approximately $204,000 in revenues between January and September of 2004. However, as required by law, application of the DSIC surcharge was discontinued after the temporary rate increase was placed into effect on April 6, 2004. We billed $87,000 in revenues under this surcharge from January 1, 2004 through March 31, 2004.

ITEM 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2005

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

While customer growth in our utility subsidiaries has been a major focus in the first three months of 2005, we are aggressively seeking opportunities that produce revenue streams that are not as directly affected by weather. These opportunities include wastewater treatment services, including design, build, operate and ownership of systems throughout Delaware and surrounding areas. On September 30, 2004, we changed the name of our non-regulated subsidiary Artesian Wastewater Management, Inc., Artesian Wastewater, which operates municipal wastewater facilities under operating agreements, to Artesian Utility Development, Inc., Artesian Utility. This non-regulated subsidiary will continue to actively pursue opportunities to design, build and operate wastewater facilities throughout Delaware and surrounding areas. Concurrent with this change in name, we formed a new subsidiary, Artesian Wastewater Management, Inc., Artesian Wastewater, that will provide wastewater services to customers in Delaware as a regulated public wastewater service company. The opportunities generated through our wastewater service companies may provide additional service territory for the regulated water subsidiary or may provide contract operations services for municipalities or other regulated entities. We will also continue to focus attention on expanding our contract operations opportunities with municipalities and private water providers in Delaware and surrounding areas.

Ensuring our customers have a dependable supply of safe, high-quality water has been, and will continue to be, a high priority. In 2003, Delaware passed legislation requiring all water utilities to certify by July 2006 that they have sufficient sources of self-supply to serve their respective systems. We have invested $4.9 million through the three months ended March 31, 2005, related to assuring reliability of our systems and sources of supply in order to serve our customers. We believe we have made the appropriate investment in infrastructure and on March 8, 2005, we filed our certification of self-sufficiency of supply with the PSC. We were informed by the PSC on March 18, 2005, that our filing was premature and would not be acted upon at this time.

REGULATORY MATTERS AND INFLATION

As of March 31, 2005, we had 71,275 metered water customers and served a population of approximately 232,000, representing approximately 28% of Delaware's total population. The PSC regulates Artesian Water's rates charged for water service, the sale and issuance of securities and other matters. On July 6, 2004, Delaware enacted legislation authorizing the PSC to regulate wastewater companies, which includes rates charged for wastewater service, issuance of securities and other matters. We received recognition of Artesian Wastewater as a regulated public wastewater utility by the PSC on March 8, 2005. Artesian Wastewater received a Certificate of Public Convenience and Necessity, CPCN, in the first quarter of 2005 to serve a planned 750 home residential community in Sussex County, Delaware. Artesian Wastewater concurrently received a permit to construct a wastewater treatment and disposal facility to service this residential development. This facility is currently under construction.

Our regulated utilities periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business. In Delaware, utilities are permitted by law to place rates into effect, under bond, on a temporary basis pending completion of a rate increase proceeding. The first temporary increase may be up to the lesser of $2.5 million on an annual basis or 15% of annual gross water sales. Should the rate case not be completed within seven months, by law, the utility may put the lesser of the entire requested rate relief or 15% of annual gross water sales in effect, under bond, until a final resolution is ordered and placed into effect. If such rates are found to be in excess of rates the PSC finds to be appropriate, we must refund the portion found in excess to customers with interest. The timing of our rate increase requests are therefore dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase. We can provide no assurances that rate increase requests will be approved by applicable regulatory agencies; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.

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

Results of Operations - Analysis of First Quarter of 2005 Compared to
---------------------------------------------------------------------
First Quarter of 2004
---------------------

Operating Revenues
------------------

Revenues totaled $9.9 million for the three months ended March 31, 2005, $1.1 million, or 12.7% above revenues for the three months ended March 31, 2004, of $8.8 million. Water sales revenues increased 9.8% for the three months ended March 31, 2005, over the corresponding period in 2004. A portion of the increase in water sales revenue reflects a 1.6% increase in the number of customers served. The increase was also the result of a temporary rate increase placed into effect in two steps on April 6, 2004 and September 7, 2004, pursuant to the Company's 2004 rate application described below. The remaining increase in operating revenues for the three months ended March 31, 2005, is primarily due to additional revenues generated by wastewater and contract operations services. Offsetting these increases, we served three fewer industrial customers during the first quarter of 2005 than a year ago and the first quarter of 2005 contained one less calendar day than the leap year of 2004, resulting in a reduction of about 1.3% in system delivery. We realized 93.9% of our total revenue for the three months ended March 31, 2005, from the sale of water, compared to 96.4% during the same period last year.

On February 5, 2004, Artesian Water filed a petition with the PSC to implement new rates to meet a requested increase in revenue of 24%, or approximately $8.8 million, on an annualized basis. The PSC, on March 16, 2004, suspended the implementation of the proposed new rates pending further investigation and public evidentiary hearings. Pending these hearings and a final ruling by the PSC, Artesian Water, as is permitted by law, placed a portion of the proposed rates into effect under surety, in lieu of bond, on April 6, 2004. These temporary rates were designed to generate an increase in annual operating revenue of approximately 6.98%, or $2.5 million on an annualized basis. Beginning September 7, 2004, Artesian Water placed an additional portion of the proposed rates into effect. These rates were designed to generate an additional increase of approximately 8.02%, for a total increase of 15%, or approximately $5.5 million on an annualized basis, the maximum level of temporary rates permitted by law. These revised temporary rates will remain in effect until the PSC decides the level of permanent rates and issues a final rate order. If this permitted temporary rate increase is determined to be in excess of rates that the PSC ultimately deems appropriate, Artesian Water is required to refund the excess portion plus interest to its customers. On April 5, 2005, the PSC approved a rate increase for Artesian Water, in response to Artesian Water's February 5, 2004 rate request. A final rate order incorporating the results of the PSC's deliberation and resolution of their affect on the various components of the Company's request is currently under review by the parties in the case. Pending review by Artesian Water of the final order by the PSC, determination can be reached as to the impact of the new rates on customer bills. Artesian Water currently expects that the rate increase will be approximately $4.4 million on an annualized basis. Since temporary rates exceeded the final rate increase, overpayment from customers, with interest, will be applied to current and future customer bills once the impact of the new rates is determined. As of March 31, 2005, we have reserved $504,000 of the total received under temporary rates in anticipation of a refund.

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

Operating Expenses
------------------

Operating expenses, excluding depreciation and income taxes, increased $627,000, or 11.2%, to $6.2 million for the three months ended March 31, 2005, compared to $5.6 million for the same period in 2004. The components of the increase in operating expenses included increases in payroll and employee benefit expense of $388,000, in non-utility expense of $180,000, in purchased water expense of $63,000, in repair and maintenance expense of $24,000, and in water treatment expense of $7,000, offset by a decrease in administrative expenses of $89,000.

Payroll and employee benefit expense increased approximately $388,000 for the three months ended March 31, 2005, or 15.3%, over the three months ended March 31, 2004, primarily due to an increase in the number of employees, officer bonuses paid in 2005 that were not paid in 2004, and a 15% increase in medical insurance premiums effective August 2004. These increases were partially offset by an increase in the capitalization of payroll and related benefit costs associated with our internal staff effort to convert our customer information system computer programs.

Non-utility expense increased approximately $180,000 for the three months ended March 31, 2005, over the three months ended March 31, 2004, primarily due to contracted engineering design services for new projects for Artesian Utility. The engineering fees are charged back to developers under contract and the associated revenues have been reflected in our operating revenues under non-utility revenue.

Purchased water expense increased approximately $63,000 for the three months ended March 31, 2005, over the three months ended March 31, 2004, primarily due to an increase in purchases from the City of Wilmington. Current year purchases from the City of Wilmington are being timed to occur steadily throughout the year compared to 2004 when minimum purchase requirements were met later in the year.

Administrative expense decreased by $89,000 primarily due to a decrease in rate case expense reflecting the effect of the accelerated amortization of the 2002 rate case in the first quarter of 2004 and our reimbursement of consulting fees incurred by the PSC in the first quarter of 2004 in connection with the review of supply conditions during the 2002 drought. The investigation confirmed that our supply was adequate to meet uninterrupted demand during the 2002 drought period. These decreases were partially offset by increases in auditing and tax service fees of $38,000.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 56.9% for the three months ended March 31, 2005, compared to 57.6% for the three months ended March 31, 2004.

Depreciation and amortization expense increased $118,000, or 12.8%, over the three months ended March 31, 2004, due to increases in our utility plant in service providing supply, treatment, storage and distribution of water. Income tax expense increased $169,000 due to higher profitability for the three months ended March 31, 2005, compared to the three months ended March 31, 2004.

Other Income, Net
-----------------

Our Allowance for Funds Used During Construction, AFUDC, decreased $41,000 as a result of lower long-term construction activity subject to AFUDC for the first three months of 2005 compared to the same period in 2004, as further discussed under "Liquidity and Capital Resources" below. Miscellaneous Income increased $100,000 primarily due to recording cash dividends associated with our investment in CoBank in the first quarter. CoBank is a cooperative bank that distributes equity and cash income to its customer-owners. Our ownership interest in CoBank is the result of our issuance of $40 million in First Mortgage Bonds to CoBank as currently reflected on our Balance Sheet.

Interest Charges
----------------

Interest charges increased $24,000, or 1.7%, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, primarily due to higher average outstanding balances on the lines of credit, interest rates that increased 1.62% since March 2004, and additional borrowings from the Delaware Drinking Water State Revolving Fund, the Fund, of $1.2 million.

Net Income
----------

Our net income increased $236,000 for the three months ended March 31, 2005, compared to the same period a year ago. The increase in net income for the three months was greater than expected after accounting for growth in customers and temporary rate increases placed in effect during the period primarily due to an increased annual dividend received from CoBank, non-recurring expenses recorded in the prior period related to PSC costs billed to Artesian for their review of supply adequacy during the 2002 drought, and to the acceleration of the 2002 rate case expenses due to implementation of temporary rates related to the 2004 rate case.


LIQUIDITY AND CAPITAL RESOURCES


Our primary sources of liquidity for the three months ended March 31, 2005, were $3.2 million provided by cash flow from operating activities and $2.1 million from financing activities, which includes $1.2 million in contributions and advances. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions particularly during the summer. A significant part of our ability to maintain and meet our financial objectives is to assure our investments in utility plant and equipment are recovered in the rates charged to customers. As such, from time to time we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

We invested $4.9 million in capital expenditures during the first three months of 2005 compared to $9.1 million invested during the same period in 2004. During the first quarter of 2004, we made significant investments to integrate our water systems in northern and southern New Castle County, Delaware and to construct a new one million gallon storage tank in southern New Castle County. We did not have such extensive projects underway in the first quarter of 2005.

On November 7, 2003, Artesian Water Company, Inc. entered into an agreement to borrow $5,456,495 from the Fund for a term of twenty years at an interest rate of 3.64%. The loan was used for costs associated with the replacement and rehabilitation of transmission and distribution mains within several developments in our northern New Castle County service territory. We drew down $251,545 on March 16, 2005. Through March 31, 2005, the Company borrowed $2,111,812. We have notified the state that we will not draw the remaining funds.

At March 31, 2005, Artesian Water had lines of credit with two separate financial institutions totaling $40.0 million to meet its temporary cash requirements. These revolving credit facilities are unsecured. As of March 31, 2005, we had $29.4 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate, LIBOR, plus 1.0%, or, at our discretion, the bank's federal funds rate plus 1.0%. At March 31, 2005, the rate on these lines was 3.66%. All the facilities are reviewed annually by each bank for renewal. We expect that our available projected cash generated from operations and available bank credit lines will be sufficient to meet our financial obligations for at least the next twelve months.

At March 31, 2005, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $1.5 million, respectively, to meet temporary cash requirements. These revolving credit facilities are unsecured. As of March 31, 2005, we had not borrowed funds under Artesian Utility and had borrowed $254 under Artesian Wastewater. The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%. The bank reviews its facilities annually for renewal.

CAUTIONARY STATEMENT

Statements in this Quarterly Report on Form 10-Q which express our "belief," "anticipation" or "expectation," as well as other statements which are not historical fact, including statements regarding our goals, priorities and growth and expansion plans for our water and wastewater subsidiaries, the adoption of Statement 123R, our expectations regarding the size of our February 2004 rate requests, exact amounts that may be collected under temporary rate increases, the adequacy of our reserve for a potential refund of revenues received under temporary rates and the potential impact on revenue in 2005, contract operations opportunities, the safety and dependability of our water supply, water quality standards, adequacy of our available sources of financing, investment plans in 2005, plans to increase our wastewater treatment operations and other revenue streams less affected by weather, appropriate investment in infrastructure regarding the filing of the certification of sufficient sources of self-supply, expected contributions in 2005 to our postretirement benefit plan, and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements. While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

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

                                   ARTESIAN RESOURCES CORPORATION


Date: May 10, 2005                 By:  /s/ DIAN C. TAYLOR
                                      ------------------------------------------
                                   Dian C. Taylor, (Principal Executive Officer)




Date: May 10, 2005                 By:         /s/ DAVID B. SPACHT
                                      ------------------------------------------
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