Form 10-Q
period 2005-06-30
ARTESIAN RESOURCES CORP
filed 2005-08-09
CIK 863110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2005

                                       Or

        [  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from _____ to _____

                        Commission file number 000-18516

                         ARTESIAN RESOURCES CORPORATION
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             51-0002090
-------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)

 664 CHURCHMANS ROAD, NEWARK, DELAWARE                             19702
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                (302) 453 - 6900
           -----------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

      [X] Yes [ ] No

As of August 5, 2005, 3,401,017 shares of Class A Non-Voting Common Stock and 587,680 shares of Class B Common Stock were outstanding.

                         ARTESIAN RESOURCES CORPORATION
                               INDEX TO FORM 10-Q

PART I             -   FINANCIAL INFORMATION:

           ITEM 1  -      FINANCIAL STATEMENTS                                                      Page(s)

                          Consolidated Balance Sheet
                          June 30, 2005 (unaudited) and December 31, 2004                              3

                          Consolidated Statement of Income
                          for the quarter ended June 30, 2005 and 2004 (unaudited)                     4

                          Consolidated Statement of Income
                          for the six months ended June 30, 2005 and 2004 (unaudited)                  5

                          Consolidated Statement of Retained Earnings
                          for the six months ended June 30, 2005 and 2004 (unaudited)                  6

                          Consolidated Statement of Cash Flows
                          for the six months ended June 30, 2005 and 2004 (unaudited)                 6 - 7

                          Notes to the Consolidated Financial Statements                             8 - 12

           ITEM 2  -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                             13 - 19

           ITEM 3  -      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                19 - 20

           ITEM 4  -      CONTROLS AND PROCEDURES                                                      20

PART II            -   OTHER INFORMATION:

           ITEM 1  -      LEGAL PROCEEDINGS                                                            20

           ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                       20 - 21

           ITEM 6  -      EXHIBITS                                                                     22

SIGNATURES                                                                                             23


PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS


                         ARTESIAN RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                                      (Unaudited)
                                                                                    June 30, 2005      December 31, 2004
                                                                                    -------------      -----------------

ASSETS
Utility plant, at original cost less accumulated depreciation                          $220,079            $212,152
Current assets
  Cash and cash equivalents                                                               1,517               1,217
  Accounts receivable, net                                                                3,584               3,806
  Unbilled operating revenues                                                             2,737               2,372
  Materials and supplies-at cost on FIFO basis                                              902                 932
  Prepaid property taxes                                                                   --                   765
  Prepaid expenses and other                                                                532                 565
                                                                                       --------            --------
                                                                                          9,272               9,658
                                                                                       --------            --------
Other assets
  Non-utility property (less accumulated depreciation 2005-$118; 2004-$108)                 327                 337
  Restricted cash                                                                          --                   503
  Other deferred assets                                                                   2,796               2,626
                                                                                       --------            --------
                                                                                          3,123               3,466
Regulatory assets, net                                                                    2,097               2,104
                                                                                       --------            --------
                                                                                       $234,571            $227,380
                                                                                       ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
  Common stock                                                                         $  3,986            $  3,956
  Additional paid-in capital                                                             42,823              42,222
  Retained earnings                                                                       9,216               8,765
                                                                                       --------            --------
    Total stockholders' equity                                                           56,025              54,943
Long-term debt, net of current portion                                                   91,630              82,356
                                                                                       --------            --------
                                                                                        147,655             137,299
                                                                                       --------            --------
Current liabilities
  Notes payable                                                                           1,124               9,213
  Current portion of long-term debt                                                         342               1,082
  Accounts payable                                                                        1,770               2,173
  Accrued expenses                                                                        2,075               2,028
  Overdraft payable                                                                       2,189               1,812
  Deferred income taxes                                                                    --                   150
  Interest accrued                                                                          356                 354
  Customer deposits                                                                         474                 470
  Reserved water sales revenues                                                             743                 217
  Other                                                                                   1,339                 941
                                                                                       --------            --------
                                                                                         10,412              18,440
                                                                                       --------            --------
Deferred credits and other liabilities
  Net advances for construction                                                          22,867              21,456
  Postretirement benefit obligation                                                       1,133               1,169
  Deferred investment tax credits                                                           802                 816
  Deferred income taxes                                                                  16,375              14,774
                                                                                       --------            --------
Commitments and contingencies
                                                                                         41,177              38,215
                                                                                       --------            --------
Net contributions in aid of construction                                                 35,327              33,426
                                                                                       --------            --------
                                                                                       $234,571            $227,380
                                                                                       ========            ========

See notes to the consolidated financial statements.

                         ARTESIAN RESOURCES CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                     For the Quarter
                                                      Ended June 30,
                                                  --------------------
                                                     2005        2004
                                                  --------    --------
OPERATING REVENUES
   Water sales                                    $ 10,402    $  9,568
   Other utility operating revenue                     234         204
   Non-utility revenue                                 866         212
                                                  --------    --------
                                                    11,502       9,984
                                                  --------    --------
OPERATING EXPENSES
   Utility operating expenses                        5,431       5,196
   Non-utility operating expenses                      888         132
   Depreciation and amortization                     1,080       1,093
   State and federal income taxes                      805         648
   Property and other taxes                            591         553
                                                  --------    --------
                                                     8,795       7,622
                                                  --------    --------
OPERATING INCOME                                     2,707       2,362

OTHER INCOME, NET
   Allowance for funds used during construction         72         162
   Miscellaneous income (expense)                      (31)        (85)
                                                  --------    --------
INCOME BEFORE INTEREST CHARGES                       2,748       2,439

INTEREST CHARGES                                     1,544       1,480
                                                  --------    --------
NET INCOME APPLICABLE TO COMMON STOCK             $  1,204    $    959
                                                  ========    ========

INCOME PER COMMON SHARE:
   Basic                                          $   0.30    $   0.24
                                                  ========    ========
   Diluted                                        $   0.29    $   0.24
                                                  ========    ========
CASH DIVIDEND PER COMMON SHARE                    $ 0.2175    $ 0.2075
                                                  ========    ========
AVERAGE COMMON SHARES OUTSTANDING
   Basic                                             3,975       3,930
                                                  ========    ========
   Diluted                                           4,107       4,064
                                                  ========    ========


See notes to the consolidated financial statements.

                         ARTESIAN RESOURCES CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                             For the Six Months
                                                               Ended June 30,
                                                             2005           2004
                                                           -------        -------
OPERATING REVENUES
   Water sales                                             $19,697        $18,033
   Other utility operating revenue                             459            404
   Non-utility revenue                                       1,248            334
                                                           -------        -------
                                                            21,404         18,771
                                                           -------        -------

OPERATING EXPENSES
   Utility operating expenses                               10,808         10,180
   Non-utility operating expenses                            1,144            206
   Depreciation and amortization                             2,122          2,016
   State and federal income taxes                            1,445          1,119
   Property and other taxes                                  1,172          1,082
                                                           -------        -------
                                                            16,691         14,603
                                                           -------        -------

OPERATING INCOME                                             4,713          4,168

OTHER INCOME, NET
   Allowance for funds used during construction                123            254
   Miscellaneous income                                        347            192
                                                           -------        -------

INCOME BEFORE INTEREST CHARGES                               5,183          4,614

INTEREST CHARGES                                             3,025          2,937
                                                           -------        -------

NET INCOME                                                   2,158          1,677
PREFERRED DIVIDEND REQUIREMENT                                  --              2
                                                           -------        -------

NET INCOME APPLICABLE TO COMMON STOCK                      $ 2,158        $ 1,675
                                                           =======        =======

INCOME PER COMMON SHARE:
   Basic                                                   $  0.54        $  0.43
                                                           =======        =======
   Diluted                                                 $  0.53        $  0.41
                                                           =======        =======
CASH DIVIDEND PER COMMON SHARE                             $0.4300        $0.4100
                                                           =======        =======
AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                     3,973          3,924
                                                           =======        =======
   Diluted                                                   4,107          4,057
                                                           =======        =======

See notes to the consolidated financial statements

                         ARTESIAN RESOURCES CORPORATION
                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                    Unaudited
                                 (In thousands)

                                                      For the Six Months
                                                         Ended June 30,
                                                        2005      2004
                                                      -------   -------
Balance, beginning of period                          $ 8,765   $ 7,630
Net income                                              2,158     1,677
                                                      -------   -------
                                                       10,923     9,307
Less: Dividends                                         1,707     1,616
                                                      -------   -------
Balance, end of period                                $ 9,216   $ 7,691
                                                      =======   =======
See notes to the consolidated financial statements.

                         ARTESIAN RESOURCES CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited
                                 (In thousands)

                                                                   For the Six Months
                                                                     Ended June 30,
                                                                   2005        2004
                                                                 --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                       $  2,158    $  1,677
Adjustments to reconcile net income to net cash
       provided by operating activities:
   Depreciation and amortization                                    2,121       2,010
   Deferred income taxes, net                                       1,437       1,269
   Allowance for funds used during construction                      (123)       (254)
Changes in assets and liabilities:
   Accounts receivable, net                                           222         180
   Income tax receivable                                             --           437
   Unbilled operating revenues                                       (365)       (381)
   Materials and supplies                                              30         (73)
   Prepaid property taxes                                             765         711
   Prepaid expenses and other                                          34        (573)
   Other deferred assets                                             (192)        (99)
   Regulatory assets                                                    7         103
   Postretirement benefit obligation                                  (36)        (29)
   Accounts payable                                                  (402)       (434)
   Accrued expenses                                                    47         871
   Interest accrued                                                     2         789
   Customer deposits and other, net                                   928         594
                                                                 --------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                           6,633       6,798
                                                                 --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures (net of AFUDC)                            (10,244)    (20,409)
   Investment in AquaStructure                                       --            (4)
   Proceeds from sale of assets                                         4          11
                                                                 --------    --------
NET CASH USED IN INVESTING ACTIVITIES                             (10,240)    (20,402)
                                                                 --------    --------
CASH FLOW FROM FINANCING ACTIVITIES
   Net borrowings (repayments) under line of credit agreements      1,046      (1,130)
   Proceeds from issuance of long-term debt                           251       2,819
   Restricted funds from issuance of tax-free bonds                   503       9,244
   Overdraft payable                                                  377         634
   Net advances and contributions in aid of construction            3,636       3,070
   Net proceeds from issuance of common stock                         631         575
   Dividends                                                       (1,707)     (1,616)
   Principal repayments of long-term debt                            (852)       --
   Deferred debt issuance costs                                        22         (27)
   Redemption of preferred stock                                     --          (100)
                                                                 --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           3,907      13,469
                                                                 --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                        300        (135)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD                                                           1,217       1,128
                                                                 --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  1,517    $    993
                                                                 ========    ========
Supplemental Disclosures of Cash Flow Information:
   Interest paid                                                 $  2,953    $  2,107
                                                                 ========    ========
   Income taxes paid                                             $   --      $   --
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

Artesian Water Company, Inc., Artesian Water, our principal subsidiary, is the oldest and largest public water utility in the State of Delaware and has been providing water service within the state since 1905. Artesian Water distributes and sells water to residential, commercial, industrial, governmental, municipal and utility customers throughout Delaware. In addition, Artesian Water provides services to other water utilities, including operations and billing functions, and has contract operation agreements with eighteen private and municipal water providers.

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

One other subsidiary, Artesian Wastewater Management, Inc., Artesian Wastewater, is a regulated entity that will own wastewater infrastructure and provide wastewater services in Delaware. Artesian Wastewater began providing service to a community in Sussex County in July 2005. The Delaware Public Service Commission, the PSC, approved the tariff to serve this community on July 15, 2005. Our other subsidiaries, neither of which is regulated, are Artesian Utility Development, Inc., Artesian Utility, which designs and builds wastewater infrastructure and provides contract wastewater services in Delaware, and Artesian Development Corporation, whose sole activity is the ownership of an eleven-acre parcel of land zoned for office buildings located immediately adjacent to our corporate headquarters.

Certain prior year amounts have been reclassed to conform with current year presentation.

Stock Compensation Plans

On May 25, 2005, the Company's shareholders approved a new Equity Compensation Plan, the Plan, which authorizes up to 500,000 shares of Class A Non-Voting Common Stock for issuance. There have been no grants issued under this plan through June 30, 2005. Since May 25, 2005, no additional grants were made under the Company's three stock-based compensation plans previously available. The Company applies APB Opinion No. 25 and related interpretations in accounting for compensation expense under its plans. Accordingly, the aggregate compensation cost that has been charged against income for the three plans was $49,500 for the six months ended June 30, 2004 and $44,900 for the quarter ended June 30, 2004. No expense was incurred for the six months or the quarter ended June 30, 2005 under any of the plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income and net income per common share would have been reduced to the pro-forma amounts indicated below:



                                                       For the Quarter Ended        For the Six Months Ended
                                                            June 30,                        June 30,
                                                    --------------------------     --------------------------
                                                        2005           2004           2005            2004
                                                    ----------    ------------     -----------    -----------
In thousands, except per share data
NET INCOME APPLICABLE TO COMMON STOCK
     As reported                                    $    1,204    $        959     $     2,158    $     1,675
     Add:  compensation expense included
     in net income (net of tax)                            --               27             --              29
     Deduct:  compensation expense using
      fair value based method (net of tax)                  (2)            (59)             (6)           (83)
                                                    ----------    ------------     -----------    -----------
     Pro-forma                                      $    1,202    $        927     $     2,152    $     1,621
BASIC NET INCOME PER COMMON SHARE
     As reported                                    $      .30    $        .24     $       .54    $       .43
     Pro-forma                                      $      .30    $        .24     $       .54    $       .41
   DILUTED NET INCOME PER COMMON SHARE
        As reported                                 $      .29    $        .24     $       .53    $       .41
        Pro-forma                                   $      .29    $        .23     $       .52    $       .40

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




                                                      June 30, 2005        December 31, 2004
                                                      -------------        -----------------
                                                                 (in thousands)
Postretirement benefit obligation                         $1,133                 $1,169
Deferred income taxes recoverable in future rates            605                    612
Expense of rate proceedings                                  330                    289
Other                                                         29                     34
                                                          ------                 ------
                                                          $2,097                 $2,104
                                                          ======                 ======



Expenses related to the Net Periodic Pension Cost for the postretirement benefit obligation are as follows:

FOR THE SIX MONTHS ENDED JUNE 30,                        2005            2004
                                                      --------        --------
NET PERIODIC PENSION COST
Interest cost                                         $     27        $     29
Amortization of net gain                                   (17)            (18)
Amortization of transition obligation                        4               4
                                                      --------        --------
Total net periodic benefit cost                       $     14        $     15
                                                      ========        ========

CONTRIBUTIONS

Artesian Water contributed $50,000 to its postretirement benefit plan in the first six months of 2005 and expects to contribute another $50,000 for the remainder of the year. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

NOTE 3 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options. The following table summarizes the shares used in computing basic and diluted net income per share:


                                                          For the Quarter        For the Six Months
                                                          Ended June 30,           Ended June 30,
                                                          -----------------      ------------------
                                                          2005        2004        2005        2004
                                                          -----       -----       -----       -----
                                                          (in thousands)           (in thousands)
Average common shares outstanding during
  the period for Basic computation                        3,975       3,930       3,973       3,924
Dilutive effect of employee stock options                   132         134         134         133
                                                          -----       -----       -----       -----
Average common shares outstanding during
  the period for Diluted computation                      4,107       4,064       4,107       4,057
                                                          =====       =====       =====       =====

Equity per common share was $14.05 at June 30, 2005 and $13.55 at June 30, 2004. These amounts were computed by dividing common stockholders' equity, excluding preferred stock, by the number of shares of common stock outstanding on June 30, 2005 and 2004, respectively.

NOTE 4 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board, FASB, issued Statement No. 154, "Accounting Changes and Error Corrections". This statement is a replacement of APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements - an amendment of APB Opinion No. 28". This Statement applies to all voluntary changes in accounting principle and requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2005, the FASB issued Interpretation No. 47, "An Interpretation of FASB Statement No. 143". FASB Statement No. 143, "Accounting for Asset Retirement Obligations", addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement No. 143 requires recognition of a liability at fair value and an increase to the carrying value of the related asset for any retirement obligation. This amount would then be amortized over the life of the asset. The liability would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows. This Interpretation addresses the legal obligation to retire an asset when the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the Company. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year entities). We have not yet determined whether the adoption of this statement will have a material impact on our financial condition or results of operation. The Company expects to adopt Interpretation No. 47 effective December 31, 2005.

In December 2004, the FASB issued Statement No. 123 (revised 2004), Statement No. 123(R), "Share-Based Payment". This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. According to the FASB, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, during the first quarter of 2005, the Securities and Exchange Commission approved a new rule, Staff Accounting Bulletin 107, that delays the adoption of this standard to the beginning of the next fiscal year, instead of the next reporting period that begins after June 15, 2005. The rule does not change the accounting required by Statement No. 123(R), but recognizes that preparers will need to use considerable judgment when valuing employee stock options under this statement. We have not yet determined whether the adoption of this statement will have a material impact on our financial condition or results of operation. The Company expects to adopt this Statement effective January 1, 2006.

NOTE 5 - RATE PROCEEDINGS

On February 5, 2004, Artesian Water filed a petition with the PSC to implement new rates to meet a requested increase in revenue of 24%, or approximately $8.8 million, on an annualized basis. The PSC, on March 16, 2004, suspended the implementation of the proposed new rates pending further investigation and public evidentiary hearings. Pending these hearings and a final ruling by the PSC, the Company, as is permitted by law, placed a portion of the proposed rates into effect under surety, in lieu of bond, on April 6, 2004. Beginning September 7, 2004, Artesian Water placed an additional portion of the proposed rates into effect. These temporary rates were designed to generate an increase in operating revenue of approximately 15%, or $5.5 million on an annualized basis. On June 21, 2005, the PSC ruled on various issues within Artesian's rate application; however, on July 5, 2005, they remanded two issues related to rate base valuation to the Hearing Examiner for further consideration. These two issues comprised approximately $350,000 of our requested increase in annualized revenue. Based on the PSC decisions to date, Artesian will be required to refund a portion of the temporary rate increase to its customers, but until a final decision is reached on all issues, it is uncertain as to the level of the refund. The refund, plus interest, for the overpayment from customers, will be applied to current and future customer bills. The Company had reserved revenue related to the second temporary increase of approximately $743,000, based on the estimated amount of the customer refund. However, the amount of the refund would be less if the matters remanded to the Hearing Examiner are found in our favor.

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, DSIC. This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC approval process is less costly when compared to the approval process for general rate increase requests. We requested on May 31, 2005, and subsequently implemented, a 0.35% DSIC surcharge for bills rendered subsequent to July 1, 2005. This surcharge was designed to generate approximately $72,000 in revenues between July and December of 2005.

Delaware House Bill No. 78 was enacted by the General Assembly of the State of Delaware on June 30, 2005, and signed into law by the Governor on July 12, 2005. This bill increases the millage assessment of public utilities regulated by the PSC from 0.002 per dollar (2 mills) to 0.003 per dollar (3 mills) of utility revenue for calendar year 2005. The law further allows affected utilities to recover this increase without a base rate case through a rate change made effective as soon as reasonably practicable. Artesian Water intends to apply for and implement the rate change by September 1, 2005. The requested adjustment will also be set to recover the expenses associated with the assessment applicable to revenues received in 2005 prior to enactment of this legislation.

NOTE 6 - ISSUANCE OF LONG-TERM DEBT

On August 1, 2005, Artesian Water issued Series R, 23-year, First Mortgage Bonds totaling $25 million at an annual interest rate of 5.96%. These bonds were issued for the Company to CoBank, a cooperative bank, and the proceeds were used on August 1, 2005, to retire the Series M, 10-year, 7.84%, $10 million bonds and the Series N, 10-year, 7.56%, $5 million bonds and to satisfy the $865,000 redemption premium required as a result of the early retirement of the Series M and Series N First Mortgage Bonds. The remainder of the bond proceeds were used to pay down the Company's currently outstanding short-term line of credit, which was used to finance investments in utility plant and equipment. Accordingly, Notes Payable, included under current liabilities in the June 30, 2005 balance sheet, excludes $9.1 million reclassified to long-term debt, representing the amount of short-term debt refinanced on a long-term basis with the proceeds from the issuance of the Series R Bonds. The Company expects to recover the redemption premium over the life of the Series R bond and will record this premium as a regulatory asset.

NOTE 7 - SALE OF LAND

On May 2, 2005, Artesian Development Corporation, Artesian Development, signed a Letter of Intent with The Commonwealth Group, Ltd., Commonwealth, for the sale of a parcel of land of approximately four acres in exchange for a non-refundable deposit in the amount of $30,000.

On August 5, 2005, Artesian Development entered into an Agreement of Sale, the Agreement, with Commonwealth for the sale of this land. The sale price is $1.35 million, which includes a $170,000 non-refundable deposit due within 14 days upon execution of the Agreement, in addition to the $30,000 discussed above. Settlement is to occur not later than 12 months after execution of the Agreement. The sale and settlement are contingent on Commonwealth's ability to obtain 1) all governmental approvals necessary to construct a medical office facility of at least 42,000 square feet of leasable space and 2) an acceptable environmental audit report. The Company's estimated cost basis for the property is approximately $8,000.

NOTE 8 - PURCHASED WATER EXPENSE

Effective July 1, 2005, Chester Water Authority ("Chester") increased the rate for water purchased by Artesian from $2.44 per thousand gallons to $2.47 per thousand gallons. In addition, Chester discontinued the early payment discount of 2% per month and passed on an increase in the consumptive use base charge assessed by the Susquehanna River Basin Commission amounting to approximately $3,600 annually. The Company's agreement with Chester, which expires on December 31, 2021, stipulates an average minimum purchase of 3.0 million gallons per day on an annual basis. Based on our minimum purchases from Chester, these changes will increase our expense by approximately $45,000 for the second half of 2005 and approximately $90,000 on an annualized basis. Also effective July 1, 2005, the City of Wilmington (the "City") increased the rate for water purchased by Artesian from $1.47 per thousand gallons to $1.678 per thousand gallons. Based on our minimum purchases from the City, these changes will increase our expense by approximately $21,000 for the second half of 2005 and approximately $42,000 on an annualized basis.

ITEM 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2005

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

While customer growth in our utility subsidiaries has been a major focus in the first six months of 2005, we are aggressively seeking opportunities that produce revenue streams that are not as directly affected by weather. These opportunities include wastewater treatment services, including designing, building, operating and owning systems throughout Delaware and surrounding areas. On September 30, 2004, we changed the name of our non-regulated subsidiary Artesian Wastewater Management, Inc., which operates municipal wastewater facilities under operating agreements, to Artesian Utility Development, Inc., Artesian Utility. This non-regulated subsidiary will continue to actively pursue opportunities to design, build and operate wastewater facilities throughout Delaware and surrounding areas. Concurrent with this change in name, we formed a new subsidiary, Artesian Wastewater Management, Inc., Artesian Wastewater, that will provide wastewater services to customers in Delaware as a regulated public wastewater service company. Artesian Wastewater began providing service to a community in Sussex County in July 2005. The PSC approved the tariff to serve this community on July 15, 2005. The opportunities generated through our wastewater service companies may provide additional service territory for the regulated water subsidiary or may provide contract operations services for municipalities or other regulated entities. We will also continue to focus attention on expanding our contract operations opportunities with municipalities and private water providers in Delaware and surrounding areas.

Ensuring our customers have a dependable supply of safe, high-quality water has been, and will continue to be, a high priority. In 2003, Delaware passed legislation requiring all water utilities to certify by July 2006 that they have sufficient sources of self-supply to serve their respective systems. We have invested $10.2 million through the six months ended June 30, 2005, in order to assure reliability of our systems and sources of supply for our customers. We believe we have made the appropriate investment in infrastructure and on March 8, 2005, we filed our certification of self-sufficiency of supply with the PSC. We were informed by the PSC on March 18, 2005, that our filing was premature and would not be acted upon at that time. On June 21, 2005, the PSC issued Order No. 6660, in which they indicated that they are unable to consider our filing under the Self Sufficiency Act, since the Water Supply Coordinating Council has not yet published its determination of projected water demand. However, the PSC accepted our filing, directing the PSC Staff to review and confirm our assertion of adequate supply through 2006. The Company will update and refile its application prior to July 2006, requesting certification by the PSC of self sufficiency through 2009.

REGULATORY MATTERS AND INFLATION

As of June 30, 2005, we had approximately 71,000 metered water customers and served a population of approximately 233,000, representing approximately 28% of Delaware's total population. The PSC regulates Artesian Water's rates charged for water service, the sale and issuance of securities and other matters. On July 6, 2004, Delaware enacted legislation authorizing the PSC to regulate wastewater companies, which includes rates charged for wastewater service, issuance of securities and other matters. We received recognition of Artesian Wastewater as a regulated public wastewater utility by the PSC on March 8, 2005. Artesian Wastewater received a Certificate of Public Convenience and Necessity, CPCN, in the first quarter of 2005 to serve a planned 750 home residential community in Sussex County, Delaware. Artesian Wastewater concurrently received a permit to construct a wastewater treatment and disposal facility to service this residential development. The facility began providing service to this development in July 2005. The PSC approved the tariff to serve this community on July 15, 2005.

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

Delaware law permits utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, DSIC. This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC process is less costly when compared to the approval process for general rate increase requests.

Results of Operations - Analysis of First Six Months of 2005
Compared to First Six Months of 2004

Operating Revenues

Revenues totaled $21.4 million for the six months ended June 30, 2005, $2.6 million, or 14.0%, above revenues for the six months ended June 30, 2004, of $18.8 million. Water sales revenues increased 9.2% for the six months ended June 30, 2005, over the corresponding period in 2004. A portion of the increase in water sales revenue reflects a 1.0% increase in the number of customers served. The increase was also the result of a temporary rate increase placed into effect in two steps on April 6, 2004 and September 7, 2004, pursuant to the Company's 2004 rate application described below. The remaining increase in operating revenues for the six months ended June 30, 2005, is primarily due to additional revenues generated by wastewater and contract operations services. Offsetting these increases, we served three fewer industrial customers during the first six months of 2005 than a year ago and the first six months of 2005 contained one less calendar day than the leap year of 2004, resulting in a reduction of about 0.5% in system delivery. We realized 92.0% of our total revenue for the six months ended June 30, 2005, from the sale of water, compared to 96.1% during the same period last year. Non-utility revenue totaled $1,248,000 for the six months ended June 30, 2005, $914,000 above non-utility revenue for the six months ended June 30, 2004, of $334,000. This increase is a result of additional revenue from our non-regulated wastewater subsidiary, Artesian Utility, to design, build and operate wastewater facilities throughout Delaware and surrounding areas. These revenues are offset by associated non-utility expenses for contracted engineering design services. They also reflect $177,000 charged to unearned revenue based on the stages of completion of the wastewater projects.

On February 5, 2004, Artesian Water filed a petition with the PSC to implement new rates to meet a requested increase in revenue of 24%, or approximately $8.8 million, on an annualized basis. The PSC, on March 16, 2004, suspended the implementation of the proposed new rates pending further investigation and public evidentiary hearings. Pending these hearings and a final ruling by the PSC, the Company, as is permitted by law, placed a portion of the proposed rates into effect under surety, in lieu of bond, on April 6, 2004. Beginning September 7, 2004, Artesian Water placed an additional portion of the proposed rates into effect. These temporary rates were designed to generate an increase in operating revenue of approximately 15%, or $5.5 million on an annualized basis. On June 21, 2005, the PSC ruled on various issues within Artesian's rate application; however, on July 5, 2005, they remanded two issues related to rate base valuation to the Hearing Examiner for further consideration. These two issues comprised approximately $350,000 of our requested increase in annualized revenue. Based on the PSC decisions to date, Artesian will be required to refund a portion of the temporary rate increase to its customers, but until a final decision is reached on all issues, it is uncertain as to the level of the refund. The refund, plus interest, for the overpayment from customers, will be applied to current and future customer bills. The Company had reserved revenue related to the second temporary increase of approximately $743,000, based on the estimated amount of the customer refund. However, the amount of the refund would be less if the matters remanded to the Hearing Examiner are found in our favor.

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a DSIC. This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC approval process is less costly when compared to the approval process for general rate increase requests. We requested on May 31, 2005, and subsequently implemented, a 0.35% DSIC surcharge for bills rendered subsequent to July 1, 2005. This surcharge was designed to generate approximately $72,000 in revenues between July and December of 2005.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $1.7 million, or 14.4%, to $13.1 million for the six months ended June 30, 2005, compared to $11.5 million for the same period in 2004. The components of the increase in operating expenses included increases in non-utility expense of $938,000, utility payroll and employee benefit expense of $593,000, utility water treatment expense of $41,000, utility purchased water expense of $39,000, offset by decreases in utility administrative expense of $25,000 and utility CPCN applications expense in Pennsylvania of $71,000.

Non-utility expense increased approximately $938,000 for the six months ended June 30, 2005, over the six months ended June 30, 2004, primarily due to contracted engineering design services for new projects for Artesian Utility. The engineering fees are charged back to developers under contract and the associated revenues have been reflected in our operating revenues under non-utility revenue. The increase in non-utility expense included a $73,000 increase in payroll and employee benefits associated with non-utility operations.

Utility payroll and employee benefit expense increased approximately $593,000 for the six months ended June 30, 2005, or 11.7%, over the six months ended June 30, 2004, primarily due to an increase in the number of employees, officer bonuses paid in 2005 that were not paid in 2004, and a 15% increase in medical insurance premiums effective August 2004. These increases were partially offset by an increase in the capitalization of certain payroll and related benefit costs in accordance with AICPA Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use of approximately $116,000. These costs were related to personnel expenses allocated to the development of interface and other software programs necessary to implement our new customer information system that was purchased from a third party vendor in 2004.

Utility water treatment expense increased approximately $41,000 for the six months ended June 30, 2005, over the six months ended June 30, 2004, primarily due to an increase in the use of caustic soda at our Chesapeake City Road treatment station that came on line in August 2004.

Utility purchased water expense increased approximately $39,000 for the six months ended June 30, 2005, over the six months ended June 30, 2004, primarily due to an increase in purchases from the City of Wilmington. Current year purchases from the City of Wilmington are being timed to occur steadily throughout the year compared to 2004 when minimum purchase requirements were met later in the year. Effective July 1, 2005, Chester Water Authority ("Chester") increased the rate for water purchased by Artesian from $2.44 per thousand gallons to $2.47 per thousand gallons. In addition, Chester discontinued the early payment discount of 2% per month and passed on an increase in the consumptive use base charge assessed by the Susquehanna River Basin Commission amounting to approximately $3,600 annually. The Company's agreement with Chester, which expires on December 31, 2021, stipulates an average minimum purchase of 3.0 million gallons per day on an annual basis. Based on our minimum purchases from Chester, these changes will increase our expense by approximately $45,000 for the second half of 2005 and approximately $90,000 on an annualized basis. Also effective July 1, 2005, the City of Wilmington (the "City") increased the rate for water purchased by Artesian from $1.47 per thousand gallons to $1.678 per thousand gallons. Based on our minimum purchases from the City, these changes will increase our expense by approximately $21,000 for the second half of 2005 and approximately $42,000 on an annualized basis.

Utility administrative expense decreased by $25,000, primarily due to a decrease of $115,000 in rate case expense reflecting the effect of the accelerated amortization of the 2002 rate case in the first four months of 2004 and our reimbursement of $70,000 in consulting fees incurred by the PSC in the first six months of 2004 in connection with the review of supply conditions during the 2002 drought. The investigation confirmed that our supply was adequate to meet uninterrupted demand during the 2002 drought period. These decreases were partially offset by increases in auditing and tax service fees of $75,000, directors' fees of $42,000 and miscellaneous and general expense for temporary employee services of $20,000. CPCN applications expense decreased by approximately $71,000. The regulatory processing of a CPCN application in Pennsylvania during 2004, which is further described in Note 1 to the financial statements included in this report, increased this expense in 2004.

Delaware House Bill No. 78 was enacted by the General Assembly of the State of Delaware on June 30, 2005, and signed into law by the Governor on July 12, 2005. This bill increases the millage assessment of public utilities regulated by the PSC from 0.002 per dollar (2 mills) to 0.003 per dollar (3 mills) of utility revenue for calendar year 2005. The law further allows affected utilities to recover this increase without a base rate case through a rate change made effective as soon as reasonably practicable. Artesian Water intends to apply for and implement the rate change by September 1, 2005. This change will increase regulatory commission expense going forward.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 61.3% for the six months ended June 30, 2005, compared to 61.1% for the six months ended June 30, 2004.

Depreciation and amortization expense increased $106,000, or 5.3%, over the six months ended June 30, 2004, due to increases in our utility plant in service providing supply, treatment, storage and distribution of water. Income tax expense increased $326,000 due to higher profitability for the six months ended June 30, 2005, compared to the six months ended June 30, 2004.

Other Income, Net

Our Allowance for Funds Used During Construction, AFUDC, decreased $131,000 as a result of lower long-term construction activity subject to AFUDC for the first six months of 2005 compared to the same period in 2004, as further discussed under "Liquidity and Capital Resources" below. Miscellaneous Income increased $155,000 primarily due to recording cash dividends associated with our investment in CoBank in the first quarter. CoBank is a cooperative bank that distributes equity and cash income to its customer-owners. Our ownership interest in CoBank is the result of our issuance of First Mortgage Bonds to CoBank. Dividends received in 2005 were based on the issuance of $40 million in First Mortgage Bonds.

Interest Charges

Interest charges increased $88,000, or 3.0%, for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, primarily due to higher average short-term interest rates on the lines of credit. While the average outstanding line of credit balances were lower for the six months ended June 30, 2005 compared to the same period in 2004, the average interest applied to these balances increased from 2.03% for the six months ended June 30, 2004 to 3.75% for the six months ended June 30, 2005.

Net Income

Our net income increased $481,000 for the six months ended June 30, 2005, compared to the same period a year ago. The increase in net income for the six months was primarily due to temporary rate increases placed in effect during the period. Additional causes for the increase were an increased annual dividend received from CoBank, non-recurring regulatory expenses recorded in the prior period and capitalization of labor costs associated with the implementation of a new Customer Information System.

Results of Operations - Analysis of Second Quarter of 2005 Compared to Second Quarter of 2004

Operating Revenues

Revenues totaled $11.5 million for the quarter ended June 30, 2005, $1.5 million, or 15.2% above revenues for the quarter ended June 30, 2004 of $10.0 million. Water sales revenue increased 8.7% for the quarter ended June 30, 2005 over the corresponding period in 2004 primarily due to a second temporary rate increase placed into effect on September 7, 2004, pursuant to the Company's 2004 rate application described above. The remaining increase in operating revenues for the quarter ended June 30, 2005 is primarily due to additional revenues generated by wastewater and contract operations services. We realized 90.4% of our total revenue for the quarter ended June 30, 2005 from the sale of water.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $1.0 million, or 17.5%, to $6.9 million for the quarter ended June 30, 2005 compared to $5.9 million for the same period in 2004. The components of the increase in operating expenses for the quarter ended June 30, 2005 included increases in non-utility expenses of $756,000, in utility payroll and employee benefit expense of $174,000, in utility administrative expenses of $53,000, in utility water treatment expense of $34,000, offset by a decrease of $50,000 in costs associated with the regulatory processing of a utility CPCN application in Pennsylvania during 2004, which is further described in Note 1 to the financial statements included in this report, and which increased this expense in 2004.

Non-utility expenses increased approximately $756,000 for the quarter ended June 30, 2005 due primarily to contracted engineering design services for new projects for Artesian Utility. The engineering fees are charged back to developers under contract and the associated revenues have been reflected in our operating revenues under non-utility revenue. The increase in non-utility expense included an increase of approximately $32,000 in payroll and employee benefits due to the addition of new employees and merit increases.

Utility payroll and associated employee benefits expense increased $174,000, or 6.9%, primarily due to an increase in medical insurance premiums effective August 2004, an increase in the number of employees and merit increases effective October 2004. These increases were partially offset by an increase in the capitalization of certain payroll and related benefit costs in accordance with AICPA Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use of approximately $34,000. These costs were related to personnel expenses allocated to the development of interface and other software programs necessary to implement our new customer information system that was purchased from a third party vendor in 2004.

Utility administrative expenses increased approximately $53,000 for the quarter ended June 30, 2005, or 6.7%, due primarily to an increase in auditing and tax fees of $37,000 and in miscellaneous and general expense for temporary employment services of $15,000.

Utility water treatment expense increased approximately $34,000, comprised of an increase of approximately $24,000 for sludge removal costs and an increase of approximately $20,000 for caustic soda chemicals at our Chesapeake City Road treatment station that came on line in August 2004. These increases were offset by a decrease of approximately $8,000 in lab chemicals and equipment due to the use of new chemical analyzers that do not require additional chemical reagents and have fewer associated replacement parts.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 60.1% for the quarter ended June 30, 2005, compared to 58.9% for the quarter ended June 30, 2004.

Other Income, Net

Our Allowance for Funds Used During Construction, AFUDC, decreased $90,000 as a result of lower long-term construction activity subject to AFUDC for the second quarter of 2005 compared to the same period in 2004, as further discussed under "Liquidity and Capital Resources" below. Miscellaneous Expense decreased $54,000 primarily due to the reversal of an accrual for patronage associated with our investment in CoBank in the second quarter of 2004. CoBank is a cooperative bank that distributes equity and cash income to its customer-owners. Our ownership interest in CoBank is the result of our issuance of First Mortgage Bonds to CoBank. Dividends received in 2005 were based on the issuance of $40 million in First Mortgage Bonds. This was offset by a decrease in interest income primarily due to interest earned in the second quarter of 2004 on an investment account. This account held the proceeds of our Series Q bonds, which were restricted in their use. As the proceeds were drawn upon for the applicable construction projects, interest income declined. By January 31, 2005, the proceeds had been completely utilized.

Interest Charges

Interest charges increased $64,000, or 4.3%, for the quarter ended June 30, 2005, compared to the quarter ended June 30, 2004, primarily due to higher average short-term interest rates on the lines of credit and the accelerated amortization of debt issuance costs for the Series M and Series N First Mortgage bonds in the second quarter of 2005 as a result of the August 1, 2005 redemption of the Series M and Series N First Mortgage Bonds. While the average outstanding line of credit balances were lower for the quarter ended June 30, 2005 compared to the same period in 2004, the average interest applied to these balances increased from 2.05% for the quarter ended June 30, 2004 to 3.98% for the quarter ended June 30, 2005.

Net Income

Our net income increased $245,000 for the quarter ended June 30, 2005, compared to the same period a year ago. The increase in net income for the quarter was primarily due to temporary rate increases in effect during the period. Additional causes for the increase were non-recurring regulatory expenses recorded in the prior year period and the decrease in costs associated with the regulatory processing of CPCN applications in Pennsylvania of $50,000.


LIQUIDITY AND CAPITAL RESOURCES


Our primary sources of liquidity for the six months ended June 30, 2005, were $6.6 million provided by cash flow from operating activities and $3.9 million from financing activities, which includes $3.6 million in contributions and advances. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions particularly during the summer. A significant part of our ability to maintain and meet our financial objectives is to assure our investments in utility plant and equipment are recovered in the rates charged to customers. As such, from time to time we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

We invested $10.2 million in capital expenditures during the first six months of 2005 compared to $20.4 million invested during the same period in 2004. During the first six months of 2004, we had extensive projects underway to integrate our water systems in northern and southern New Castle County, Delaware, to construct a new one million gallon storage tank in southern New Castle County and place into service a 3 million gallon per day treatment facility and complete hydraulic improvements in New Castle County. In the first six months of 2005, we continued our investment to integrate our water systems in northern and southern New Castle County, Delaware and in Kent County, Delaware and made significant investments to relocate mains due to a major highway reconstruction project.

On November 7, 2003, Artesian Water entered into an agreement to borrow $5,456,495 from the Delaware Drinking Water State Revolving Fund, the Fund, for a term of twenty years at an interest rate of 3.64%. The loan was used for costs associated with the replacement and rehabilitation of transmission and distribution mains within several developments in our northern New Castle County service territory. Through June 30, 2005, the Company borrowed $2,222,960, of which the entire amount was outstanding. We have notified the state that we will not draw the remaining funds.

On August 1, 2005, Artesian Water issued Series R, 23-year, First Mortgage Bonds totaling $25 million at an annual interest rate of 5.96%. These bonds were issued for the Company to CoBank, a cooperative bank, and the proceeds were used on August 1, 2005, to retire the Series M, 10-year, 7.84%, $10 million bonds and the Series N, 10-year, 7.56%, $5 million bonds and to satisfy the $865,000 redemption premium required as a result of the early retirement of the Series M and Series N First Mortgage Bonds. The remainder of the bond proceeds were used to pay down the Company's currently outstanding short-term line of credit, which was used to finance investments in utility plant and equipment. Accordingly, Notes Payable, included under current liabilities in the June 30, 2005 balance sheet, excludes $9.1 million reclassified to long-term debt, representing the amount of short-term debt refinanced on a long-term basis with the proceeds from the issuance of the Series R Bonds. The Company expects to recover the redemption premium over the life of the Series R bond and will record this premium as a regulatory asset.

At June 30, 2005, Artesian Water had lines of credit with two separate financial institutions totaling $40.0 million to meet its temporary cash requirements. These revolving credit facilities are unsecured. As of June 30, 2005, we had $29.8 million of available funds under these lines. Following the issuance of the Series R bonds on August 1, 2005, and the repayment of $9.1 million, $38.9 million is available under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate, LIBOR, plus 1.0%, or, at our discretion, the bank's federal funds rate plus 1.0%. At June 30, 2005, the rate on these lines was 4.07%. All the facilities are reviewed annually by each bank for renewal. We expect that our available projected cash generated from operations and available bank credit lines will be sufficient to meet our financial obligations for at least the next twelve months.

At June 30, 2005, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $1.5 million, respectively, to meet temporary cash requirements. These revolving credit facilities are unsecured. As of June 30, 2005, Artesian Utility had not drawn down on the facility and Artesian Wastewater had borrowed less than $1,000. The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%. The bank reviews its facilities annually for renewal.

CAUTIONARY STATEMENT

Statements in this Quarterly Report on Form 10-Q which express our "belief," "anticipation" or "expectation," as well as other statements which are not historical fact, including statements regarding our goals, priorities and growth and expansion plans for our water and wastewater subsidiaries, the adoption of Statement 154, Interpretation No. 47, and Statement 123R, our expectations regarding the resolution of our February 2004 rate request, exact amounts that may be collected under temporary rate increases, the adequacy of our reserve for a potential refund of revenues received under temporary rates and the potential impact on revenue in 2005, exact amounts that may be collected under DSIC, our application for recovery of the increase in the millage assessment, contract operations opportunities, the safety and dependability of our water supply, water quality standards, increases to purchased water expense, adequacy of our available sources of financing, investment plans in 2005, the expected recovery of expenses related to the issuance of long-term debt, plans to increase our wastewater treatment operations and other revenue streams less affected by weather, appropriate investment in infrastructure regarding the filing of the certification of sufficient sources of self-supply, expected contributions in 2005 to our postretirement benefit plan, and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements. While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate, long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the terms of our First Mortgage Bonds, which have maturity dates ranging from 2007 to 2043. On August 1, 2005, Artesian Water issued Series R, 23-year, First Mortgage Bonds totaling $25 million at an annual interest rate of 5.96%. These bonds will enable the Company to retire the Series M, 10-year, 7.84%, $10 million bonds and the Series N, 10-year, 7.56%, $5 million bonds, which had maturity dates of December 31, 2007. As of August 1, 2005, our First Mortgage Bonds have maturity dates ranging from 2018 to 2043.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its 2005 Annual Meeting of Stockholders on May 25, 2005.

(b) At the annual meeting, Mr. John R. Eisenbrey, Jr. and Ms. Dian C. Taylor were elected to serve three year terms and until their respective successor shall be elected and qualified or until their earlier resignation or removal. Only holders of record of the Company's Class B Common Stock were entitled to vote in respect to the election of directors. The following directors continued to serve as directors of the Company immediately after the annual meeting: Mr. Norman H. Taylor, Jr., Mr. Kenneth R. Biederman and Mr. William C. Wyer.

(c) Only record holders of the Company's Class B Stock were entitled to vote at the annual meeting. In addition to the election of two directors, the shareholders of Class B Stock approved the following proposal:

    Shareholders approved the Artesian Resources Corporation 2005 Equity Compensation Plan (the "Plan"). The purpose of the Plan is to provide (i) designated employees of the Company and its subsidiaries, and (ii) non-employee members of the board of directors of the Company with the opportunity to receive grants of stock options, stock units, stock awards, dividend equivalents and other stock-based awards. Shareholder approval was sought (i) in order to meet Nasdaq requirements, (ii) in order for incentive stock options to meet the requirements of the Internal Revenue Code (the "Code"), and (iii) so that the compensation attributable to grants under the Plan may qualify for an exemption from the $1,000,000 deduction limit under
    Section 162(m) of the Code.

The results of the vote tabulated at the meeting for the proposal are set forth as follows:

  Proposal                                              Votes For         Votes Against       Abstentions
  --------                                              ---------         -------------       -----------
  Approval of Artesian Resources Corporation             485,842              5,439               105
     2005 Equity Compensation Plan

Two directors were elected at the Annual Meeting. The results of the vote tabulated at the meeting for each nominee are set forth as follows:

                Name                             Votes For                         Votes Withheld
                ----                             ---------                         --------------
       John R. Eisenbrey, Jr.                      507,385                                 0
       Dian C. Taylor                              507,385                                 0

Directors are elected by a plurality of the votes cast, therefore, votes cast in the election could not be recorded against or as an abstention, nor could broker non-votes be recorded.

(d) Not applicable.

ITEM 6 - EXHIBITS

            Exhibits

     4.1    Artesian Resources Corporation 2005 Equity Compensation Plan.*

     10.1 Eighteenth Supplemental Indenture dated as of August 1, 2005, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.

     10.2 Agreement of Sale between Artesian Development Corporation and The Commonwealth Group, dated as of August 5, 2005.

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

      * Compensation plan or arrangement required to be filed as an exhibit.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ARTESIAN RESOURCES CORPORATION


Date:  August 9, 2005               By:  /s/ DIAN C. TAYLOR
                                         ------------------------------------
                                         Dian C. Taylor,
                                         (Principal Executive Officer)




Date:  August 9, 2005               By:  /s/ DAVID B. SPACHT
                                         ------------------------------------
                                         David B. Spacht,
                                         (Principal Financial and
                                             Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit Number  Exhibit Title

     4.1        Artesian Resources Corporation 2005 Equity Compensation Plan.*

     10.1 Eighteenth Supplemental Indenture dated as of August 1, 2005, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.

     10.2 Agreement of Sale between Artesian Development Corporation and The Commonwealth Group, dated as of August 5, 2005.

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

     * Compensation plan or arrangement required to be filed as an exhibit.