Form 10-Q
period 2005-09-30
ARTESIAN RESOURCES CORP
filed 2005-11-09
CIK 863110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2005

                                       Or

        [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from _____ to _____

                        Commission file number 000-18516

                         ARTESIAN RESOURCES CORPORATION
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                 51-0002090
          -------------------------------                 ------------------
          (State or other jurisdiction of                   (I.R.S. Employer
           incorporation or organization)                 Identification No.)

            664 CHURCHMANS ROAD, NEWARK, DELAWARE                19702
          ----------------------------------------             ---------
          (Address of principal executive offices)             (Zip Code)

                                (302) 453 - 6900
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

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

      [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      [ ] Yes [X] No

As of November 04, 2005, 3,421,059 shares of Class A Non-Voting Common Stock and 587,680 shares of Class B Common Stock were outstanding.

                         ARTESIAN RESOURCES CORPORATION
                               INDEX TO FORM 10-Q

PART I      -   FINANCIAL INFORMATION:

    ITEM 1  -      FINANCIAL STATEMENTS                                               Page(s)
                   Consolidated Balance Sheets (unaudited)
                   September 30, 2005 and December 31, 2004                              3

                   Consolidated Statements of Income (unaudited)
                   for the three months ended September 30, 2005 and 2004                4

                   Consolidated Statements of Income (unaudited)
                   for the nine months ended September 30, 2005 and 2004                 5

                   Consolidated Statements of Retained Earnings (unaudited)
                   for the nine months ended September 30, 2005 and 2004                 6

                   Consolidated Statements of Cash Flows (unaudited)
                   for the nine months ended September 30, 2005 and 2004                 7

                   Notes to the Consolidated Financial Statements                      8 - 12

    ITEM 2  -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      13 - 19

    ITEM 3  -      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            19

    ITEM 4  -      CONTROLS AND PROCEDURES                                               19

PART II     -   OTHER INFORMATION:

    ITEM 1  -      LEGAL PROCEEDINGS                                                     19


    ITEM 6  -      EXHIBITS                                                              20


SIGNATURES                                                                               21

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                         ARTESIAN RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (In thousands)

                                                                                  September 30, 2005      December 31, 2004
                                                                                  ------------------      -----------------
ASSETS
Utility plant, at original cost less accumulated depreciation                         $      223,690           $    212,152
Current assets
  Cash and cash equivalents                                                                    1,200                  1,217
  Accounts receivable, net                                                                     4,593                  3,806
  Unbilled operating revenues                                                                  2,597                  2,372
  Materials and supplies-at cost on FIFO basis                                                   936                    932
  Prepaid property taxes                                                                       1,264                    765
  Prepaid expenses and other                                                                     912                    566
                                                                                      --------------           ------------
  Total current assets                                                                        11,502                  9,658
                                                                                      --------------           ------------
Other assets
  Non-utility property (less accumulated depreciation 2005-$124; 2004-$108)                      322                    337
  Restricted cash                                                                                  -                    503
  Other deferred assets                                                                        3,720                  2,626
                                                                                      --------------           ------------
  Total other assets                                                                           4,042                  3,466
                                                                                      --------------           ------------

Regulatory assets, net                                                                         2,017                  2,104
                                                                                      --------------           ------------
                                                                                      $      241,251           $    227,380
                                                                                      ==============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
  Common stock                                                                        $        4,006           $      3,956
  Additional paid-in capital                                                                  43,162                 42,222
  Retained earnings                                                                           10,027                  8,765
                                                                                      --------------           ------------
  Total stockholders' equity                                                                  57,195                 54,943
                                                                                      --------------           ------------
Long-term debt, net of current portion                                                        92,385                 82,356
Current liabilities
  Notes payable                                                                                   16                  9,213
  Current portion of long-term debt                                                              346                  1,082
  Accounts payable                                                                             2,794                  2,173
  Accrued expenses                                                                             1,535                  2,028
  Overdraft payable                                                                            2,421                  1,812
  Deferred income taxes                                                                          375                    150
  Interest accrued                                                                               458                    354
  Customer deposits                                                                              465                    470
  Reserved water sales revenue                                                                 1,025                    217
  Other                                                                                        2,189                    941
                                                                                      --------------           ------------
  Total current liabilities                                                                   11,624                 18,440
                                                                                      --------------           ------------

Deferred credits and other liabilities
  Net advances for construction                                                               24,097                 21,456
  Postretirement benefit obligation                                                            1,115                  1,169
  Deferred investment tax credits                                                                796                    816
  Deferred income taxes                                                                       17,117                 14,774
                                                                                      --------------           ------------
  Total deferred credits and other liabilities                                                43,125                 38,215
                                                                                      --------------           ------------
Commitments and contingencies                                                                      -                      -
Net contributions in aid of construction                                                      36,922                 33,426
                                                                                      --------------           ------------
                                                                                      $      241,251           $    227,380
                                                                                      ==============           ============

See notes to the consolidated financial statements.

                         ARTESIAN RESOURCES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                        For the three months
                                                                                         Ended September 30,
                                                                                    -----------------------------
                                                                                      2005                 2004
                                                                                    --------             --------
OPERATING REVENUES
   Water sales                                                                      $ 11,289             $ 10,133
   Other utility operating revenue                                                       290                  248
   Non-utility revenue                                                                   801                  220
                                                                                   ---------             --------
                                                                                      12,380               10,601
                                                                                   ---------             --------

OPERATING EXPENSES
   Utility operating expenses                                                          5,827                4,958
   Non-utility operating expenses                                                        557                  142
   Depreciation and amortization                                                       1,098                  998
   State and federal income taxes                                                      1,116                  993
   Property and other taxes                                                              618                  537
                                                                                   ---------             --------
                                                                                       9,216                7,628
                                                                                   ---------             --------

OPERATING INCOME                                                                       3,164                2,973

OTHER INCOME, NET
   Allowance for funds used during construction                                           48                    6
   Miscellaneous expense                                                                 (15)                  (6)
                                                                                   ---------             --------

INCOME BEFORE INTEREST CHARGES                                                         3,197                2,973

INTEREST CHARGES                                                                       1,518                1,493
                                                                                   ---------             --------

NET INCOME  APPLICABLE TO COMMON STOCK                                             $   1,679             $  1,480
                                                                                   =========             ========

INCOME PER COMMON SHARE:
   Basic                                                                           $    0.42             $   0.38
                                                                                   =========             ========
   Diluted                                                                         $    0.41             $   0.36
                                                                                   =========             ========
CASH DIVIDEND PER COMMON SHARE                                                     $  0.2175             $ 0.2075
                                                                                   =========             ========
AVERAGE COMMON SHARES OUTSTANDING
   Basic                                                                               3,998                3,944
                                                                                   =========             ========
   Diluted                                                                             4,125                4,073
                                                                                   =========             ========


See notes to the consolidated financial statements.

                         ARTESIAN RESOURCES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                        For the Nine Months
                                                                                         Ended September 30,
                                                                                  ---------------------------------
                                                                                      2005                 2004
                                                                                  -----------           -----------
OPERATING REVENUES
   Water sales                                                                    $   30,986            $   28,166
   Other utility operating revenue                                                       749                   652
   Non-utility revenue                                                                 2,049                   554
                                                                                  ----------            ----------
                                                                                      33,784                29,372
                                                                                  ----------            ----------

OPERATING EXPENSES
   Utility operating expenses                                                         16,635                15,138
   Non-utility operating expenses                                                      1,701                   348
   Depreciation and amortization                                                       3,220                 3,014
   State and federal income taxes                                                      2,561                 2,112
   Property and other taxes                                                            1,790                 1,619
                                                                                  ----------            ----------
                                                                                      25,907                22,231
                                                                                  ----------            ----------

OPERATING INCOME                                                                       7,877                 7,141

OTHER INCOME, NET
   Allowance for funds used during construction                                          171                   260
   Miscellaneous income                                                                  332                   186
                                                                                  ----------            ----------

INCOME BEFORE INTEREST CHARGES                                                         8,380                 7,587

INTEREST CHARGES                                                                       4,543                 4,430
                                                                                  ----------            ----------

NET INCOME                                                                             3,837                 3,157
PREFERRED DIVIDEND REQUIREMENT                                                             -                     2
                                                                                  ----------            ----------


NET INCOME  APPLICABLE TO COMMON STOCK                                            $    3,837            $    3,155
                                                                                  ==========            ==========

INCOME PER COMMON SHARE:
   Basic                                                                          $     0.96            $     0.80
                                                                                  ==========            ==========
   Diluted                                                                        $     0.93            $     0.78
                                                                                  ==========            ==========
CASH DIVIDEND PER COMMON SHARE                                                    $   0.6475            $   0.6175
                                                                                  ==========            ==========
AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                                               3,981                 3,931
                                                                                  ==========            ==========
   Diluted                                                                             4,116                 4,059
                                                                                  ==========            ==========


See notes to the consolidated financial statements.

                         ARTESIAN RESOURCES CORPORATION
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                    Unaudited
                                 (In thousands)

                                                                                      For the Nine Months
                                                                                       Ended September 30,
                                                                                   ---------------------------
                                                                                      2005             2004
                                                                                   ---------        -----------
Balance, beginning of period                                                       $   8,765        $    7,630
Net income                                                                             3,837             3,157
                                                                                   ---------        ----------
                                                                                      12,602            10,787
Dividends                                                                             (2,575)           (2,438)
                                                                                   ---------        ----------
Balance, end of period                                                             $  10,027        $    8,349
                                                                                   =========        ==========


See notes to the consolidated financial statements.

                         ARTESIAN RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (In thousands)

                                                                                      For the Nine Months
                                                                                       Ended September 30,
                                                                                ---------------------------------
                                                                                     2005                2004
                                                                                --------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                                      $       3,837        $      3,157
Adjustments to reconcile net income to net cash
       provided by operating activities:
   Depreciation and amortization                                                        3,220               3,014
   Deferred income taxes, net                                                           2,548               2,952
   Allowance for funds used during construction                                          (171)               (260)
Changes in assets and liabilities:

   Accounts receivable, net                                                              (787)               (541)
   Income tax receivable                                                                    -                 437
   Unbilled operating revenues                                                           (225)               (401)
   Materials and supplies                                                                  (4)               (154)
   Prepaid property taxes                                                                (499)               (437)
   Prepaid expenses and other                                                            (347)               (853)
   Other deferred assets                                                               (1,123)                (82)
   Regulatory assets                                                                       87                  91
   Postretirement benefit obligation                                                      (54)                (46)
   Accounts payable                                                                       621                (493)
   Accrued expenses                                                                      (493)               (648)
   Interest accrued                                                                       104                 220
   Reserved water sales revenue                                                           808                   -
   Customer deposits and other, net                                                     1,243                 545
                                                                                -------------        ------------


NET CASH PROVIDED BY OPERATING ACTIVITIES                                               8,765               6,501
                                                                                -------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures (net of AFUDC)                                                (15,053)            (23,677)
   Investment in AquaStructure                                                              -                  (4)
   Proceeds from sale of assets                                                             6                  11
                                                                                -------------        ------------

NET CASH USED IN INVESTING ACTIVITIES                                                (15,047)            (23,670)
                                                                                -------------        ------------

CASH FLOW FROM FINANCING ACTIVITIES

   Net repayments under line of credit agreements                                      (9,197)             (1,337)
   Proceeds from issuance of long-term debt                                            10,029               2,516
   Restricted funds from issuance of tax-free bonds                                       502              12,798
   Overdraft payable                                                                      609                 410
   Net advances and contributions in aid of construction                                6,614               4,363
   Principal (repayments) borrowings of long-term debt                                   (736)                176
   Net proceeds from stock transactions                                                   990                 835
   Dividends                                                                           (2,575)             (2,438)
   Deferred debt issuance costs                                                            29                 (20)
   Redemption of preferred stock                                                            -                (100)

                                                                                -------------        ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               6,265              17,203
                                                                                -------------        ------------

NET (DECREASE ) INCREASE IN CASH AND CASH                                                 (17)                 34
   EQUIVALENTS

CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD                                                                               1,217               1,128
                                                                                -------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       1,200        $      1,162
                                                                                =============        ============
Supplemental Disclosures of Cash Flow Information:
   Interest paid                                                                $       4,347        $      4,149
                                                                                =============        ============

   Income taxes paid                                                            $          --        $         --
                                                                                =============        ============

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Artesian Resources Corporation, or Artesian Resources, operates as a holding company, whose income is derived from the earnings of our four wholly owned subsidiary companies and our one-third interest in AquaStructure Delaware, L.L.C., a Limited Liability Corporation whose primary activity is marketing wastewater services. The terms "we", "our" and the "Company" as used herein refer to Artesian Resources and its subsidiaries.

Artesian Water Company, Inc., or Artesian Water, our principal subsidiary, is the oldest and largest public water utility in the State of Delaware and has been providing water service within the state since 1905. Artesian Water distributes and sells water to residential, commercial, industrial, governmental, municipal and utility customers throughout Delaware. In addition, Artesian Water provides services to other water utilities, including operations and billing functions, and has contract operation agreements with eighteen private and municipal water providers.

Our other water utility subsidiary, Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, began operations in 2002, providing water service to a residential community, consisting of 39 customers, in Chester County. On October 14, 2003, Artesian Water Pennsylvania filed an application with the Pennsylvania Public Utilities Commission to increase our service area in Pennsylvania. This application, which concerns four specific developments that are expected to add 350 customers over 10 years, was approved and a related order was entered on February 4, 2005.

Another subsidiary of ours, Artesian Wastewater Management, Inc., or Artesian Wastewater, is a regulated entity that owns wastewater infrastructure and provide wastewater services in Delaware. Artesian Wastewater began providing service to a community in Sussex County in July 2005. The Delaware Public Service Commission, or the PSC, approved the tariff to serve this community on July 15, 2005.

Our two other subsidiaries, neither of which is regulated, are Artesian Utility Development, Inc., or Artesian Utility, which designs and builds wastewater infrastructure and provides contract wastewater services in Delaware, and Artesian Development Corporation, or Artesian Development, whose sole activity is the ownership of an eleven-acre parcel of land zoned for office buildings located immediately adjacent to our corporate headquarters.

Certain prior period amounts have been reclassified to conform with current period presentation.

Basis of Presentation
---------------------

The unaudited Consolidated Financial Statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company's annual report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company's annual report on Form 10-K for fiscal year 2004.

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements reflect all normal recurring adjustments necessary to present fairly the Company's balance sheet position as of September 30, 2005 and the result of operations for the three and nine month periods ended September 30, 2005 and 2004 and cash flows for the nine month periods ended September 30, 2005 and 2004.

The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year or for future periods.

Stock Compensation Plans
------------------------

On May 25, 2005, the Company's stockholders approved a new Equity Compensation Plan, or the Plan, which authorizes up to 500,000 shares of Class A Non-Voting Common Stock for issuance. Since May 25, 2005, no additional grants were made under the Company's three other stock-based compensation plans that were previously available. The Company applies APB Opinion No. 25 and related interpretations in accounting for compensation expense under its plans. Accordingly, the aggregate compensation cost that has been charged against income for the three plans was $124,800 for the nine months ended September 30, 2004 and $75,300 for the three months ended September 30, 2004. No expense was incurred for the nine months or the three months ended September 30, 2005 under any of the plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income and net income per common share would have been reduced to the pro-forma amounts indicated below:

                                                                          (Unaudited)
                                                   For the Three Months Ended      For the Nine Months Ended
                                                          September 30,                  September 30,
                                                 -----------------------------    ----------------------------
                                                    2005               2004           2005            2004
                                                   ------             ------         ------          ------
In thousands, except per share data
NET INCOME APPLICABLE TO COMMON STOCK
     As reported                                  $    1,678        $  1,480      $   3,836        $  3,155
     Add: compensation expense included
     in net income (net of tax)                           (1)             45             (1)             75
     Deduct:  compensation expense using
      fair value based method (net of tax)                (1)           (115)            (7)           (197)
                                                  ----------        --------      ---------        --------
     Pro-forma                                    $    1,676        $  1,410      $   3,828        $  3,033
BASIC NET INCOME PER COMMON SHARE
     As reported                                  $     0.42        $   0.38      $    0.96        $   0.80
     Pro-forma                                    $     0.42        $   0.36      $    0.96        $   0.77
   DILUTED NET INCOME PER COMMON SHARE
     As reported                                  $     0.41        $   0.36      $   0.93         $   0.78
     Pro-forma                                    $     0.41        $   0.35      $   0.93         $   0.75

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

                                                                    September 30, 2005           December 31, 2004
                                                                    ------------------           -----------------
                                                                                    (in thousands)
Postretirement benefit obligation                                        $    1,115                 $    1,169
Deferred income taxes recoverable in future rates                               601                        612
Expense of rate proceedings                                                     275                        289
Other                                                                            26                         34
                                                                         ----------                 ----------
                                                                         $    2,017                 $    2,104
                                                                         ==========                 ==========

Expenses related to the Net Periodic Pension Cost for the postretirement benefit obligation are as follows:

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                      2005            2004
                                                                          ---------       ---------
NET PERIODIC PENSION COST
Interest cost                                                             $      40       $      43
Amortization of net gain                                                        (26)            (27)
Amortization of transition obligation                                             6               6
                                                                          ---------       ---------
Total net periodic benefit cost                                           $      20       $      22
                                                                          =========       =========

CONTRIBUTIONS


Artesian Water contributed $75,000 to its postretirement benefit plan in the first nine months of 2005 and expects to contribute another $25,000 for the remainder of the year. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

NOTE 3 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options. The following table summarizes the shares used in computing basic and diluted net income per share:

                                                   For the Three Months      For the Nine Months
                                                     Ended September 30,      Ended September 30,
                                                   ---------------------     --------------------
                                                       2005        2004        2005         2004
                                                      ------      ------      ------       ------
                                                       (in thousands)           (in thousands)
Average common shares outstanding during              3,998       3,944       3,981        3,931
  the period for Basic computation
Dilutive effect of employee stock options               127         129         135          128
                                                      -----       -----       -----        -----

Average common shares outstanding during
  the period for Diluted computation                  4,125       4,073       4,116        4,059
                                                      =====       =====       =====        =====

Equity per common share was $14.28 at September 30, 2005 and $13.75 at September 30, 2004. These amounts were computed by dividing common stockholders' equity, excluding preferred stock, by the number of shares of common stock outstanding on September 30, 2005 and 2004, respectively.

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

In October 2005, FASB issued Staff Position (FSP) No. 123 (R)-b that provides guidance on the application of grant date as defined in FASB Statement No. 123 (revised 2004), Share-Based Payment. The definition of grant date in Statement 123 (R) includes criteria for determining that a share-based payment award has been granted. One of the criteria is a mutual understanding by the employer and employee of the key terms and conditions of a share-based payment award. The FSP further clarifies in determining the grant date of the award subject to Statement 123 (R), assuming all other criteria have been met, a mutual understanding of the key terms and conditions of an award to individual employees shall be presumed to exist at the date of the award approved in accordance with corporate governance requirements if both the following conditions are met (i) the recipient does not have ability to negotiate the key terms and conditions of the award with the employer; (ii) the key terms of the award are expected to be communicated to all of the recipients within a relatively short time period from the date of approval. The guidance in this FSP shall be applied upon initial adoption of Statement 123 (R). The Company expects to apply FSP No. 123 (R)-b effective January 1, 2006 upon adoption of Statement No. 123 (R).

In October 2005, FASB issued Staff Position (FSP) No. FAS 13-1 that addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. The FSP provides answers to questions that have arisen as to whether rental costs associated with ground and building operating leases that are allocated to the period of construction of a lessee asset (directly related to the leased property) may be capitalized. It clarifies that the rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a lessee asset. There is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense. These rental costs shall be included in income from continuing operations. A lessee shall follow the guidance in Statement 13 and Technical Bulletin 85-3 in determining how to allocate rental costs over the lease term. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005. Retrospective application in accordance with FASB Statement No. 154, Accounting Changes and Error Corrections, is permitted but not required. The Company does not have any operating leases in effect. However, if the Company enters into an operating lease agreement in the future, this FSP will be applied.

NOTE 5 - RATE PROCEEDINGS

On February 5, 2004, Artesian Water filed a petition with the PSC to implement new rates to meet a requested increase in revenue of 24%, or approximately $8.8 million, on an annualized basis. The PSC, on March 16, 2004, suspended the implementation of the proposed new rates pending further investigation and public evidentiary hearings. Pending these hearings and a final ruling by the PSC, the Company, as is permitted by law, placed a portion of the proposed rates into effect under surety, in lieu of bond, on April 6, 2004. Beginning September 7, 2004, Artesian Water placed an additional portion of the proposed rates into effect. These temporary rates were designed to generate an increase in operating revenue of approximately 15%, or $5.5 million on an annual basis. On June 21, 2005, the PSC ruled on various issues within Artesian's rate application; however, on July 5, 2005, they remanded two issues related to rate base valuation to the Hearing Examiner for further consideration. These two issues related to approximately $320,000 of our requested increase in annual revenue. In addition, effective July 1, 2005, Chester Water Authority and the City of Wilmington increased the rate for water purchased by Artesian. On August 15, 2005, we filed a petition with the PSC to place into effect increased rates resulting from the increased costs. The PSC stated in Order No. 6728 dated September 20, 2005, that it would be more efficient for the petition to be consolidated with the already-pending remanded issues in rate case Docket 04-42. Based on the PSC decisions to date, Artesian will be required to refund a portion of the temporary rate increase to its customers, but until a final decision is reached on all issues, it is uncertain as to the level of the refund. The refund, plus interest, for the overpayment from customers, will be applied to future customer bills. The Company had reserved revenue related to the second temporary increase of approximately $1,025,000, based on the estimated amount of the customer refund. However, the amount of the refund would be less if the matters remanded to the Hearing Examiner are found in our favor.

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge or a DSIC. This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC approval process is less costly when compared to the approval process for general rate increase requests. We requested on May 31, 2005, and subsequently implemented, a 0.35% DSIC surcharge for bills rendered subsequent to July 1, 2005. This surcharge was designed to generate approximately $72,000 in revenues between July and December of 2005.

Delaware House Bill No. 78 was enacted by the General Assembly of the State of Delaware on June 30, 2005, and signed into law by the Governor on July 12, 2005. This bill increases the millage assessment of public utilities regulated by the PSC from 0.002 per dollar (2 mills) to 0.003 per dollar (3 mills) of utility revenue for calendar year 2005. The law further allows affected utilities to recover this increase without a base rate case through a rate change made effective as soon as reasonably practicable. Artesian Water implemented the rate change on September 1, 2005. The requested adjustment also recovers the expenses of $26,900 associated with the assessment applicable to revenues received in 2005 prior to enactment of this legislation.

NOTE 6 - ISSUANCE OF LONG-TERM DEBT

On August 1, 2005, Artesian Water issued $25 million aggregate principal amount of its 5.96% 23-year, Series R, First Mortgage Bonds. These bonds were purchased for the Company to CoBank, a cooperative bank, and the proceeds were used on August 1, 2005, to retire all of Artesian's Water outstanding $10 million aggregate principal amount of 7.84% 10-year, Series M First Mortgage Bonds and $5 million aggregate principal amount of 7.56% 10-year, Series N First Mortgage Bonds, and to satisfy the $865,000 redemption premium required as a result of the early retirement of the Series M and Series N First Mortgage Bonds. The remainder of the bond proceeds were used to pay down the Company's short-term line of credit, which had been used to finance investments in utility plant and equipment. The Company expects to recover the redemption premium over the life of the Series R bond and recorded this premium as a deferred asset.

NOTE 7 - SALE OF LAND

On May 2, 2005, Artesian Development signed a Letter of Intent with The Commonwealth Group, Ltd., or Commonwealth, for the sale of a parcel of land of approximately four acres in exchange for a non-refundable deposit in the amount of $30,000.

On August 5, 2005, Artesian Development entered into an Agreement of Sale, or the Agreement, with Commonwealth for the sale of this land. The sale price is $1.35 million and includes a $170,000 non-refundable deposit due within 14 days upon execution of the Agreement, in addition to the $30,000 received with the Letter of Intent. Closing is to occur not later than 12 months after execution of the Agreement. The sale is contingent on Commonwealth's ability to obtain 1) all governmental approvals necessary to construct a medical office facility of at least 42,000 square feet of leasable space and 2) an acceptable environmental audit report. The Company's cost basis for the property is approximately $8,000.

NOTE 8 - PURCHASED WATER EXPENSE

Effective July 1, 2005, Chester Water Authority or Chester increased the rate for water purchased by Artesian from $2.44 per thousand gallons to $2.47 per thousand gallons. In addition, Chester discontinued the early payment discount of 2% per month and passed on an increase in the consumptive use base charge assessed by the Susquehanna River Basin Commission amounting to approximately $3,600 annually. The Company's agreement with Chester, which expires on December 31, 2021, stipulates an average minimum purchase of 3.0 million gallons per day on an annual basis. Based on our minimum purchases from Chester, these changes will increase our expense by approximately $45,000 for the second half of 2005 and approximately $90,000 on an annual basis. Also effective July 1, 2005, the City of Wilmington increased the rate for water purchased by Artesian from $1.47 per thousand gallons to $1.678 per thousand gallons. Based on our minimum purchases from the City of Wilmington, these changes will increase our expense by approximately $21,000 for the second half of 2005 and approximately $42,000 on an annual basis.

On August 15, 2005, we filed a petition with the PSC to place into effect increased rates resulting from these increased expenses. The PSC stated in Order No. 6728 dated September 20, 2005 that it would be more efficient for the petition to be consolidated with the already-pending remanded issues in rate case Docket 04-42.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2005

Overview
--------

STRATEGIC DIRECTION

Our profitability is primarily attributable to the sale of water by Artesian Water, the amount of which is subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature. In the event that temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected. We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives.

While customer growth in our utility subsidiaries has been a major focus for the first nine months of 2005, we are aggressively seeking opportunities that produce revenue streams that are not as directly affected by weather. These opportunities include wastewater treatment services, including designing, building, operating and owning systems throughout Delaware and surrounding areas. On September 30, 2004, we changed the name of our non-regulated subsidiary Artesian Wastewater Management, Inc., which operates municipal wastewater facilities under operating agreements, to Artesian Utility Development, Inc. This non-regulated subsidiary will continue to actively pursue opportunities to design, build and operate wastewater facilities throughout Delaware and surrounding areas. Concurrent with this change in name, we formed a new subsidiary, Artesian Wastewater Management, Inc., that will provide wastewater services to customers in Delaware as a regulated public wastewater service company. Artesian Wastewater began providing service to a community in Sussex County in July 2005. The PSC approved the tariff to serve this community on July 15, 2005. The opportunities generated through our wastewater service companies may provide additional service territory for the regulated water subsidiary or may provide contract operations services for municipalities or other regulated entities. We will also continue to focus attention on expanding our contract operations opportunities with municipalities and private water providers in Delaware and surrounding areas. In addition to services discussed above, Artesian Resources initiated a Service Line Protection Plan or SLP Plan in March 2005. For a $60 annual fee, the SLP Plan covers all parts, material and labor required to repair or replace participants' leaking water service lines up to an annual limit of $3,000.

Ensuring our customers to have a dependable supply of safe, high-quality water has been, and will continue to be, our high priority. In 2003, Delaware passed legislation requiring all water utilities to certify by July 2006 that they have sufficient sources of self-supply to serve their respective systems. We believe we have made the appropriate investment in infrastructure and on March 8, 2005, we filed our certification of self-sufficiency of supply with the PSC. We were informed by the PSC on March 18, 2005 that our filing was premature and would not be acted upon at that time. On June 21, 2005, the PSC issued Order No. 6660, in which they indicated that they are unable to consider our filing under the Self Sufficiency Act, since the Water Supply Coordinating Council has not yet published its determination of projected water demand. However, the PSC accepted our filing, directing the PSC Staff to review and confirm our assertion of adequate supply through 2006. This review is currently in progress. The Company will update and refile its application prior to July 2006, requesting certification by the PSC of self sufficiency through 2009.

REGULATORY MATTERS AND INFLATION

As of September 30, 2005, we had approximately 71,385 metered water customers and served a population of approximately 233,000, representing approximately 28.1% of Delaware's total population. The PSC regulates Artesian Water's rates charged for water service, the sale and issuance of securities and other matters. On July 6, 2004, Delaware enacted legislation authorizing the PSC to regulate wastewater companies, which includes rates charged for wastewater service, issuance of securities and other matters. We received recognition of Artesian Wastewater as a regulated public wastewater utility by the PSC on March 8, 2005. Artesian Wastewater received a Certificate of Public Convenience and Necessity or CPCN, in the first quarter of 2005 to serve a planned 750 home residential community in Sussex County, Delaware. Artesian Wastewater concurrently received a permit to construct a wastewater treatment and disposal facility to service this residential development. The facility began providing service to this development in July 2005. The PSC approved the tariff to serve this community on July 15, 2005.

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

We are affected by inflation, most notably by the continually increasing costs to maintain, improve and expand our service capability. The cumulative effect of inflation results in significantly higher facility costs compared to investments made 20 to 40 years ago, which must be recovered from future cash flows.

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

Results of Operations - Analysis of First Nine Months of 2005 Compared to First Nine Months of 2004


Operating Revenues
------------------

Revenues totaled $33.8 million for the nine months ended September 30, 2005 and was $4.4 million, or 15.0%, above total revenues of $29.4 million for the nine months ended September 30, 2004. Water sales revenues increased 10% for the nine months ended September 30, 2005, compared to the corresponding period in 2004. A portion of the increase in water sales revenue reflected a 1% increase in the number of customers served and increased water consumption due to drier conditions in the latter period of the summer season in 2005 compared to the same period in 2004. The increase was also the result of a temporary rate increase placed into effect in two steps on April 6, 2004 and September 7, 2004, pursuant to the Company's 2004 rate application described below. The remaining increase in operating revenues for the nine months ended September 30, 2005 is primarily due to additional revenues generated by wastewater and contract operations services. We realized 92.0% of our total revenue for the nine months ended September 30, 2005 from the sale of water, compared to 95.9% during the same period last year. Non-utility revenue totaled $2,049,000 for the nine months ended September 30, 2005, and was $1,495,000 above non-utility revenue of $554,000 for the nine months ended September 30, 2004. This increase was a result of additional revenue from our non-regulated wastewater subsidiary, Artesian Utility, to design, build and operate wastewater facilities throughout Delaware and surrounding areas. These revenues were offset by associated non-utility expenses for contracted engineering design services and construction costs. The non-utility revenue is recorded based upon the percent-of-completion method. The Company records deferred revenue for the unearned portion until realized or realizable and earned. For the nine months ended September 30, 2005, $38,000 was charged to unearned revenue based on the stage of completion of the wastewater projects.

On February 5, 2004, Artesian Water filed a petition with the PSC to implement new rates to meet a requested increase in revenue of 24.0%, or approximately $8.8 million, on an annualized basis. The PSC, on March 16, 2004, suspended the implementation of the proposed new rates pending further investigation and public evidentiary hearings. Pending these hearings and a final ruling by the PSC, the Company, as is permitted by law, placed a portion of the proposed rates into effect under surety, in lieu of bond, on April 6, 2004. Beginning September 7, 2004, Artesian Water placed an additional portion of the proposed rates into effect. These temporary rates were designed to generate an increase in operating revenue of approximately 15.0%, or $5.5 million on an annualized basis. On June 21, 2005, the PSC ruled on various issues within Artesian's rate application; however, on July 5, 2005, they remanded two issues related to rate base valuation to the Hearing Examiner for further consideration. These two issues related to approximately $320,000 of our requested increase in annualized revenue. In addition, effective July 1, 2005, Chester Water Authority and the City of Wilmington increased the rate for water purchased by Artesian. On August 15, 2005, we filed a petition with the Delaware Public Service Commission ("PSC") to place into effect increased rates resulting from the increased expenses. The PSC stated in Order No. 6728 dated September 20, 2005, that it would be more efficient for the petition to be consolidated with the already-pending remanded issues in rate case Docket 04-42. Based on the PSC decisions to date, Artesian will be required to refund a portion of the temporary rate increase to its customers, but it is uncertain as to the level of the refund until a final decision is reached on all issues. The refund, plus interest, for the overpayment from customers, will be applied to current and future customer bills. The Company had reserved revenue related to the second temporary increase of approximately $1,025,000, based on the estimated amount of the customer refund. However, the amount of the refund would be less if the matters remanded to the Hearing Examiner are found in our favor.

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

Operating Expenses
------------------

Operating expenses, excluding depreciation and income taxes, increased $3.0 million, or 17.7%, to $20.1 million for the nine months ended September 30, 2005, compared to $17.1 million for the same period in 2004. The components of the increase in operating expense included increases in non-utility expenses of $1,353,000, Artesian Water's payroll and employee benefit expenses of $1,024,000, utility administration expenses of $131,000, utility purchased power expenses of $121,000 and utility repair and maintenance expenses of $104,000.

Non-utility expenses increased approximately $1,353,000 for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, primarily due to contracted engineering design services and construction costs for new projects for Artesian Utility. The engineering fees are charged back to developers under contract and the associated revenues have been reflected in our operating revenues under non-utility revenue. The increase in non-utility expenses included a $143,000 increase in payroll and employee benefits associated with non-utility operations due to an increase in number of employees.

Artesian Water's payroll and employee benefit expenses increased approximately $1,024,000 for the nine months ended September 30, 2005, or 13.6%, compared to the nine months ended September 30, 2004, primarily due to an increase in the number of employees, officer bonuses paid in 2005 that were not paid in 2004, and a 15.0% increase in medical insurance premiums effective August 2004.

Artesian Water's administrative expenses increased by $131,000, primarily due to an increase of $146,000 in audit fees related to implementation of the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. There was also an increase of $78,000 in directors' fees due to increased frequency of meetings required as a result of our implementation of the provisions of the Sarbanes-Oxley Act. The increase was offset by decrease in costs of $103,000 related to training and consulting services.

Artesian Water's purchased power expense increased approximately $121,000 for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, primarily due to increased water consumption and also due to two new water treatment stations going on-line in southern New Castle County, Delaware. The two stations were needed to handle the growth in customers in that service territory.

Artesian Water's repair and maintenance expenses increased by $104,000 primarily due to the required change out of carbon filter media in our Llangollen treatment station in northern New Castle County, Delaware and increased fuel cost.

The ratio of operating expenses, excluding depreciation and income taxes, to total revenue was 59.6% for the nine months ended September 30, 2005, compared to 58.2% for the nine months ended September 30, 2004 primarily due to increase in non-utility expenses for contracted engineering design services and construction costs for new projects undertaken by Artesian Utility.

Depreciation and amortization expense increased $206,000, or 6.8%, compared to the nine months ended September 30, 2004, due to increases in our utility plant in service providing supply, treatment, storage and distribution of water. Income tax expense increased $449,000 due to higher profitability for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004.

Other Income, Net
-----------------

Our Allowance for Funds Used During Construction, or AFUDC, decreased $89,000 as a result of lower long-term construction activity subject to AFUDC for the first nine months of 2005 compared to the same period in 2004, as further discussed under "Liquidity and Capital Resources" below. Miscellaneous income increased $146,000 primarily due to recording cash dividends associated with our investment in CoBank in the first quarter. CoBank is a cooperative bank that distributes equity and cash income to its customer-owners. Our ownership interest in CoBank is the result of our issuance of First Mortgage Bonds to CoBank.

Interest Charges
----------------

Interest charges increased $113,000, or 2.6%, for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, primarily due to higher long-term debt balances and higher rate average short-term interest rates on the lines of credit. While the average outstanding line of credit balances were lower for the nine months ended September 30, 2005 compared to the same period in 2004, the average interest rate applied to these balances increased from 2.62% for the nine months ended September 30, 2004 to 4.69% for the nine months ended September 30, 2005.

Net Income
----------

Our net income increased $682,000 for the nine months ended September 30, 2005, compared to the same period a year ago. The increase in net income for the nine months was primarily due to temporary rate increases placed in effect during the period, increased water consumption due to drier conditions in the latter period of the summer season, increased revenue generated by wastewater and contract operations services and an increase in annual dividend received from CoBank.

Results of Operations - Analysis of Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Operating Revenues
------------------

Revenues totaled $12.4 million for the three months ended September 30, 2005, $1.8 million, or 16.8% above revenues for the three months ended September 30, 2004 of $10.6 million. Water sales revenue increased 11.4% for the three months ended September 30, 2005 compared to the corresponding period in 2004 primarily due to a second temporary rate increase placed into effect on September 7, 2004, pursuant to the Company's 2004 rate application described above increase in water consumption due to drier conditions in the latter period of the summer season in 2005 as compared to the same period in 2004. The remaining increase in operating revenues for the three months ended September 30, 2005 is primarily due to additional revenues generated by wastewater and contract operations services. We realized 91.2% of our total revenue for the three months ended September 30, 2005 from the sale of water.

Operating Expenses
------------------

Operating expenses, excluding depreciation and income taxes, increased $1.4 million, or 24.2%, to $7.0 million for the three months ended September 30, 2005, compared to $5.6 million for the same period in 2004. The components of the increase in operating expenses for the three months ended September 30, 2005 included increase in non-utility expenses of $415,000, Artesian Water's payroll and employee benefit expenses of $454,000, administrative expenses of $169,000 and purchased water power of $98,000.

Non-utility expenses increased approximately $415,000 for the three months ended September 30, 2005 due primarily to contracted engineering design services and construction costs for new projects for Artesian Utility. The engineering fees are charged back to developers under contract and the associated revenues have been reflected in our operating revenues under non-utility revenue.

Artesian Water's payroll and associated employee benefits expenses increased $454,000, or 18.2%, primarily due to an increase in the number of employees and merit increases.

Artesian Water's administrative expenses increased approximately $169,000 for the three months ended September 30, 2005, or 28.3%, due primarily to an increase in auditing fees of $73,000 and in rate case expenses of $59,000 due to the extended time to adjudicate the case.

Artesian Water's purchased power expenses increased approximately by $98,000 due to two new water treatment plants placed in service in southern New Castle County, Delaware. These plants were needed to meet the needs of the growing customer base.

The ratio of operating expenses, excluding depreciation and income taxes, to total revenue was 56.6% for the three months ended September 30, 2005, compared to 53.2% for the three months ended September 30, 2004 primarily due to increase in non-utility expenses for contracted engineering design services and construction costs for new projects undertaken by Artesian Utility.

Other Income, Net
-----------------

Our AFUDC increased by $42,000 as a result of higher long-term construction activity subject to AFUDC for the three months ended September 30, 2005 compared to the same period in 2004.

Interest Charges
----------------

Interest charges increased $25,000, or 1.7%, for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, primarily due to higher long-term debt balances.

Net Income
----------

Our net income increased $199,000 for the three months ended September 30, 2005, compared to the same period a year ago. The increase in net income for the quarter was primarily due to temporary rate increases in effect during the period, increased water consumption due to drier conditions in the latter period of the summer season and increased revenue generated by wastewater and contract operations services.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the nine months ended September 30, 2005 were $8.8 million provided by cash flow from operating activities and $6.3 million from financing activities, which includes $6.6 million in contributions and advances. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions particularly during the summer. A significant part of our ability to maintain and meet our financial objectives is to assure our investments in utility plant and equipment are recovered in the rates charged to customers. As such, from time to time we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

We invested approximately $15 million in capital expenditures during the first nine months of 2005 compared to $23.7 million invested during the same period in 2004. During the first nine months of 2004, we had extensive projects underway to integrate our water systems in northern and southern New Castle County, Delaware, to construct a new one million gallon storage tank in southern New Castle County and place into service a 3 million gallon per day treatment facility and complete hydraulic improvements in New Castle County. In the first nine months of 2005, we continued our investment to integrate our water systems in northern and southern New Castle County, Delaware and in Kent County,

Delaware and made significant investments to relocate mains due to a major state highway reconstruction project. Our budget to invest in capital expenditure was $20 million for the nine months ended September 30, 2005. The variance of $5 million between budget to actual for the nine months ended September 30, 2005 is primarily due to our efforts to improve efficiencies and also due to a change in schedule by developers for some projects. These projects are now scheduled either in the fourth quarter of 2005 or in 2006.

On November 7, 2003, Artesian Water entered into an agreement to borrow up to $5,456,000 from the Delaware Drinking Water State Revolving Fund for a term of twenty years at an interest rate of 3.64%. The loan was used for costs associated with the replacement and rehabilitation of transmission and distribution mains within several developments in our northern New Castle County service territory. Through September 30, 2005, the Company had drawn down $2,222,960 under the agreement. We have notified the state that we will not draw the remaining funds.

On December 23, 2003, Artesian Water issued $15.4 million aggregate principal amount of its 4.75% 40 year Series Q First Mortgage Bonds. These bonds are tax-free and were issued for the Company through the Delaware Economic Development Authority to finance utility construction projects. The proceeds from these bonds were held on our behalf by the First Mortgage Bond Trustee, Wilmington Trust, and were disbursed to us as construction was completed. Interest, which accrues to our benefit, is added to the fund for use in completing construction of the various approved projects.

On August 1, 2005, Artesian Water issued $25 million aggregate principal amount of its 5.96% 23-year, Series R First Mortgage Bonds. The Company recorded the total expense of approximately $1,134,000 in connection with the issuance of bond as deferred asset. These bonds were issued for the Company to CoBank, a cooperative bank, and the proceeds were used on August 1, 2005, to retire all of Artesian's Water outstanding $10 million aggregate principal amount of 7.84% 10-year, Series M First Mortgage Bonds and $5 million aggregate principal amount of 7.56% 10-year, Series N First Mortgage Bonds, and to satisfy the $865,000 redemption premium required as a result of the early retirement of the Series M and Series N First Mortgage Bonds. The remainder of the bond proceeds were used to pay down the Company's short-term line of credit, which was used to finance investments in utility plant and equipment. The Company expects to recover the redemption premium over the life of the Series R bond.

At September 30, 2005, Artesian Water had lines of credit with two separate financial institutions totaling $40.0 million to meet its temporary cash requirements. These revolving credit facilities are unsecured. As of September 30, 2005, we had approximately $40.0 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate or LIBOR, plus 1.0%, or, at our discretion, the bank's federal funds rate plus 1.0%. At September 30, 2005, the rate on these lines was 4.69%. All the facilities are reviewed annually by each bank for renewal. We expect that our available projected cash generated from operations and available bank credit lines will be sufficient to meet our financial obligations for at least the next twelve months.

At September 30, 2005, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $1.5 million, respectively, to meet temporary cash requirements. These revolving credit facilities are unsecured. As of September 30, 2005, Artesian Utility and Artesian Wastewater had not drawn down on the facilities. The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%. The bank reviews its facilities annually for renewal.

CAUTIONARY STATEMENT

Statements in this Quarterly Report on Form 10-Q which express our "belief," "anticipation" or "expectation," as well as other statements which are not historical fact, including statements regarding our goals, priorities and growth and expansion plans for our water and wastewater subsidiaries, the impact of weather on our operations and the execution of our strategic initiatives, the adoption of Statement 154, Interpretation No. 47, and Statement 123R, our expectations regarding the resolution of our February 2004 rate request, exact amounts that may be collected under temporary rate increases, the adequacy of our reserve for a potential refund of revenues received under temporary rates and the potential impact on revenue in 2005, exact amounts that may be collected under DSIC, contract operations opportunities, increases to purchased water expense, adequacy of our available sources of financing, the expected recovery of expenses related to the issuance of long-term debt, our expectations regarding the sale of land to Commonwealth, plans to increase our wastewater treatment operations and other revenue streams less affected by weather, appropriate investment in infrastructure regarding the filing of the certification of sufficient sources of self-supply, expected contributions in 2005 to our postretirement benefit plan, and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements. While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate, long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the terms of our First Mortgage Bonds, which have maturity dates ranging from 2018 to 2043.

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

ITEM 6 - EXHIBITS

         Exhibits

10.1 Eighteenth Supplemental Indenture dated as of August 1, 2005, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.2 Agreement of Sale between Artesian Development Corporation and The Commonwealth Group, dated as of August 5, 2005. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

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

                                          ARTESIAN RESOURCES CORPORATION


Date: November 9, 2005                    By: /s/ DIAN C. TAYLOR
                                              --------------------------------
                                              Dian C. Taylor,
                                              (Principal Executive Officer)




Date: November 9, 2005                    By: /s/ DAVID B. SPACHT
                                              --------------------------------
                                              David B. Spacht,
                                              (Principal Financial and
                                               Accounting Officer)

                                INDEX TO EXHIBITS

       Exhibit
        Number    Exhibit Title
       --------   -------------
         10.1     Eighteenth Supplemental Indenture dated as of August 1, 2005, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.
                  Incorporated by reference to Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  2005.

         10.2 Agreement of Sale between Artesian Development Corporation and The Commonwealth Group, dated as of August 5, 2005. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

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