Form 10-K
period 2005-12-31
ARTESIAN RESOURCES CORP
filed 2006-03-17
CIK 863110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-18516
                         ARTESIAN RESOURCES CORPORATION
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                 DELAWARE                                                      51-0002090
      --------------------------------------------------------------            --------------------------------------
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

                         Class A Non-Voting Common Stock
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

           Yes       X    No
      ----          ----

Indicate by check mark if the registrant is not required to file report reports pursuant to Section 13 or Section 15(d) of the Act.

           Yes       X    No
      ----          ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       X   Yes            No
      ----          ----

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act.

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company ( as defined in Exchange Act Rule 12b-2)

           Yes       X    No
      ----          ----

The aggregate market value of the Class A Non-Voting Common Stock and Class B Common Stock held by non-affiliates of the registrant at June 30, 2005 was $95,911,000 and $5,587,000, respectively. The aggregate market value of Class A Non-Voting Common Stock was computed by reference to the closing price of such class as reported on the Nasdaq National Market on June 30, 2005. The aggregate market value of Class B Common Stock was computed by reference to the last reported trade of such class as reported on the OTC Bulletin Board as of June 30, 2005, which trade date was June 28, 2005.

As of March 13, 2006, 3,431,428 shares of Class A Non-Voting Common Stock and 587,680 shares of Class B Common Stock were outstanding.

                                     PART I

ITEM 1.  BUSINESS.

General
Artesian Resources Corporation, or "Artesian Resources" operates as the parent holding company of Artesian Water Company, Inc., or "Artesian Water," Artesian Water Pennsylvania, Inc., or "Artesian Water Pennsylvania," Artesian Wastewater Management, Inc., or "Artesian Wastewater," each a regulated public utility, and two non-regulated subsidiaries; Artesian Utility Development, Inc., or "Artesian Utility," and Artesian Development Corporation, or "Artesian Development." The terms "we," "our" and the "Company" as used herein refer to Artesian Resources and its subsidiaries. The business activity conducted by each of our subsidiaries is discussed below under separate headings.

The Company has no collective bargaining agreements with any of its employees, and its work force is not union organized or union represented. As of December 31, 2005, we employed 189 full-time and 9 part-time employees. Of these full-time employees, 22 were officers and managers; 109 were employed as operations personnel, including engineers, technicians, draftsman, maintenance and repair persons, meter readers and utility personnel; and 49 were employed in the accounting, budgeting, information systems, human resources, customer relations, public relations and conservation departments. The remaining 9 employees were administrative personnel. We believe that our employee relations are good.

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Exchange Act electronically with the Securities and Exchange Commission, SEC. The public may read or copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-202-551-8090. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

We are a Delaware corporation with our principal executive offices located at 664 Churchmans Road, Newark, Delaware, 19702. Our telephone number is
(302)453-6900 and our website address is www.artesianwater.com. We make available free of charge through the Investor Information section of our website our Code of Ethics, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We include our website address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website.

Artesian Water
Artesian Water, our principal subsidiary, is the oldest and largest public water utility in the State of Delaware and has been providing water service within the state since 1905. It was organized in 1927 as the successor to the Richardson Park Water Company, founded in 1905. In 1984, the name of Artesian Water Company was changed to Artesian Resources Corporation and the utility assets were contributed to the newly formed subsidiary, Artesian Water. Artesian Water distributes and sells water to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware. As of December 31, 2005, we had approximately 72,400 metered customers and served a population of approximately 239,000 (including contract services), representing approximately 28% of Delaware's total population. We also provide water for public and private fire protection to customers in our service territories. Our water customer base is diversified among residential, commercial, and industrial customers. Our gross water sales revenue for 2005 was approximately $41.6 million, and our percentages of gross water sales revenue by major customer classifications were 62% for residential, 31% for commercial, industrial, governmental, municipal and utility, and 7% for public fire protection.

Substantially all of our water customers are metered, which allows us to measure and bill for our customers' water consumption. Demand for water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with cooling systems, swimming pools, irrigation systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand for water will vary with temperature and rainfall. In the event that temperatures during the typically warmer months are cooler than expected, or there is more rainfall than expected, the demand for water may decrease and our revenues may be adversely affected.

Our current primary market area is the State of Delaware, which had a population of approximately 844,000 at July 1, 2005. According to the US Census Bureau, Delaware's population increased 7.7% from 2000 to 2005. Although New Castle is the most populous of Delaware's three counties, Sussex County, in southern Delaware, experienced the most growth with a population increase of approximately 9.9% from 2000 to 2004. Substantial portions of Delaware, particularly outside of New Castle County, are not served by a public water system and represent potential opportunities for Artesian Water to obtain new exclusive franchised service areas. We continue to focus resources on developing and serving existing service territories and obtaining new territories throughout the State. In 2005, we added approximately 28 square miles of franchised service area.

In Delaware, a Certificate of Public Convenience and Necessity, or "CPCN," grants a water company the exclusive right to serve all existing and new customers within a designated area. Effective July 1, 2001, the authority to issue these CPCNs was transferred to the Delaware Public Service Commission, PSC, from the Delaware Department of Natural Resources and Environmental Control, DNREC. In this Form 10-K, we may refer to CPCNs as "franchises" or "service territories." The PSC grants a CPCN under circumstances where there has been a determination that the water in the proposed service area does not meet the regulations governing drinking water standards of the State Division of Public Health for human consumption, where the supply is insufficient to meet the projected demand, or where the applicant is in possession of one of the following:
     o a signed service agreement with the developer of a proposed subdivision or development, which subdivision or development has been duly approved by the respective county government;
     o a petition requesting such service signed by a majority of the landowners of the proposed territory to be served; or
     o a duly certified copy of a resolution from the governing body of a county or municipality requesting the applicant to provide service to the proposed territory to be served.
CPCNs are not transferable. Once a CPCN is granted to a water utility, it may not be suspended or terminated unless the PSC determines in accordance with its rules and regulations that good cause exists for any such suspension or termination. In addition, a water utility that has CPCN must obtain the approval of the PSC to abandon a service territory.

We hold CPCNs for approximately 186 square miles of exclusive service territory or about 9.5% of the total square miles in Delaware, which is segmented into a number of service areas. Our largest connected regional water system, consisting of approximately 98.6 square miles and 68,000 customers, is located in northern Delaware. A significant portion of our exclusive service territory remains undeveloped, and if and when development occurs and there is population growth in these areas, we will increase our customer base by providing water service to the newly developed areas and new customers. Since we began expansion of our service territory in 1993, the total number of customers we serve has grown at an average annual rate of approximately 2.5%, and our service territory has almost doubled in size. Within our existing service territory, we hold CPCNs for nearly 5,000 vacant acres zoned for industrial and manufacturing development.

In 1993, we initiated efforts to expand our service territory in Delaware beyond northern New Castle County. This expansion, which has occurred in southern New Castle, Kent and Sussex Counties, has increased our exclusive service area in Delaware by approximately 89% since 1993. The pursuit of new service territory in the State of Delaware by water companies is competitive. Our strategy is to continue our efforts to acquire additional exclusive service areas, although the future rate of increase will depend upon interest rates, land use rules, and our ability to enter into agreements with landowners, developers or municipalities.

Beginning in 1992, we undertook steps to increase our sources of groundwater supply, recognizing that such sources provided improved reliability while also being more cost effective. We have identified sufficient sources of groundwater supply to serve our expanding customer base for the foreseeable future. Our self-supply has increased from 63% of our total water supply in 1992 to approximately 83% in 2005. Since 1992, we have increased our sources of groundwater supply from our own wells by 96%, or nearly eighteen million gallons per day. We plan to continue development of new sources of groundwater supplies as demand warrants.

Our primary sources of water are our wells that pump groundwater from aquifers and other formations. To supplement our groundwater supply, we purchase surface water through interconnections only in the northern service area of our New

Castle County system. The purchased surface water is blended with our groundwater supply for distribution to our customers. Nearly 83% of the overall
7.5 billion gallons of water we distributed in all our systems during 2005 came from our groundwater wells, while the remaining 17% came from interconnections with other utilities and municipalities. During 2005, our average rate of water pumped was approximately 16.9 million gallons per day, "mgd," from our groundwater wells and approximately 3.5 mgd was supplied from interconnections. Our peak water supply capacity currently is approximately 50.0 mgd. Our peak water demand in 2005 was approximately 29.9 mgd. We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

Under state laws and regulations, we are required to file applications with the Delaware Department of Natural Resources and Environmental Control for water allocation permits for each of our operating wells pumping greater than 50,000 gallons per day. We have 107 operating and 62 monitoring wells in our systems. At December 31, 2005, we had permits for 81 wells, permit applications pending for 9 wells, and 17 wells that do not require a permit. Our access to aquifers within our service territory is not exclusive. Water allocation permits control the amount of water that can be drawn from water resources and are granted with specific restrictions on water level draw down limits, annual, monthly and daily pumpage limits, and well field allocation pumpage limits. We are also subject to water allocation regulations that control the amount of water that we can draw from water sources. As a result, if new or more restrictive water allocation regulations are imposed, they could have an adverse effect on our ability to supply the demands of our customers, and in turn, our water supply revenues and results of operations. Our ability to supply the demands of our customers historically has not been affected by private usage of the aquifers by landowners or the limits imposed by the state of Delaware. Because of the extensive regulatory requirements relating to the withdrawal of any significant amounts of water from the aquifers, we believe that third party usage of the aquifers within our service territory will not interfere with our ability to meet the present and future demands of our customers.

Most of our New Castle County system is interconnected. In the remainder of the State, we have several satellite systems that have not yet been connected by transmission and distribution facilities. We intend to join these systems into larger integrated regional systems through the construction of a transmission and distribution network as development continues and our expansion efforts provide us with contiguous exclusive service territories.

We have 17 interconnections with 2 neighboring water utilities and 5 municipalities that provide us with the ability to purchase or sell water. Interconnection agreements with the Chester Water Authority and the City of Wilmington have "take or pay" clauses requiring us to take, as of December 31, 2005, minimum draws totaling 1.295 billion gallons annually. During the fiscal year ended December 31, 2005, we used the minimum draws under these agreements. The Chester Water Authority agreement, which expires December 31, 2021, provides for the right to extend the term of this agreement through and including December 31, 2047, at our option, subject to the approval of the Susquehanna River Basin Commission. Our remaining take or pay agreement with the City of Wilmington was renewed in December 2001 for a period of five years. All of the interconnections provide Artesian Water the ability to sell water to neighboring water utilities or municipalities.

As of December 31, 2005, we were serving customers through approximately 1,000 miles of transmission and distribution mains. Mains range in diameter from two inches to twenty-four inches, and most of the mains are made of ductile iron, cast iron or transite pipe. We supply public fire protection service through approximately 4,200 hydrants installed throughout our service territories.

We have 26 storage tanks, most of which are elevated, providing total system storage of 39.0 million gallons. We have developed and are using an Aquifer Storage and Recovery (ASR) system. Our ASR system provides approximately 120 million gallons of storage capacity, which can be withdrawn at a rate of 1 million gallons per day when needed. At some locations, we rely on hydropneumatic tanks to maintain adequate system pressures. Where possible, we will combine our smaller satellite systems with systems having elevated storage facilities.

We pump all of our water with electric power purchased from major electric utilities such as Delaware Electric Cooperative and Delmarva Power. We also have diesel and propane powered generating equipment at most treatment and elevated storage facilities for the provision of basic water service during possible electrical outages. Since the passage of electric restructuring legislation in 1999, electricity prices were capped for customers of Delmarva Power and the Delaware Electric Cooperative. Those rate caps were lifted in 2005 for customers of the Delaware Electric Cooperative, and will be lifted in May 2006 for Delmarva Power customers. This might further increase our electricity expense due to a proposed rate increase by Delmarva Power; thereby increasing our administrative expenses in 2006.

We derive about 95% of our self-supplied groundwater from wells located in the Atlantic Coastal Plain. The remaining 5% comes from wells in the Piedmont Province. We use a variety of treatment methods, including aeration, pH adjustment, chlorination, fluoridation and iron removal, to meet federal, state and local water quality standards. Additionally, a corrosion inhibitor is added to all of our self-supplied groundwater and most of the supply from interconnections. We have 50 different water treatment facilities. All water supplies that we purchase from neighboring utilities are potable. We believe, based on our experience, the costs of treating groundwater are significantly lower than those of treating surface water.

The United States Environmental Protection Agency, or the "EPA," DNREC, and the Delaware Division of Public Health or the "DPH," regulate the water quality of our treatment and distribution systems. We believe that we are in material compliance with all current federal, state and local water quality standards, including regulations under the federal Safe Drinking Water Act. However, if new water quality regulations are too costly, or if we fail to comply with such regulations, it could have a material adverse affect on our financial condition and results of operations. Chester Water Authority, which supplies water to Artesian Water through interconnections in northern New Castle County, is regulated by the Pennsylvania Department of Environmental Protection, as well as the EPA.

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

A normal by-product of our iron removal treatment facilities is a solid consisting of the iron removed from untreated groundwater plus residue from chemicals used in the treatment process. The solids produced at our facilities are either disposed directly into county-approved wastewater facilities or removed from the facilities by a licensed third party vendor. Management believes that compliance with existing federal, state or local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has no material effect upon the business and affairs of the Company, but there is no assurance that such compliance will continue to not have a material effect in the future.

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

We currently derive our water service revenues from water consumption, upon which base rates are applied. Our last permanent increase in rates was placed in effect on May 1, 2003, which reflected an authorized return on equity rate of 10.5%, and an overall rate of return on rate base of 8.75%. On February 5, 2004, we filed a request for an $8.8 million increase in our annual revenue requirement to recover our additional investments in utility plant. On March 26, 2004, we filed a supplemental application reducing the requested increase to $8.7 million. As permitted by law, temporary rates were imposed on April 6, 2004 to recover $2.5 million in revenue on an annualized basis. On September 7, 2004, as permitted by law, a second temporary increase was imposed to bring the total collected under temporary rates to $5.5 million on an annualized basis, or approximately a 13% increase. The temporary rates will remain in place until the

PSC makes a final rate determination. On June 21, 2005, the PSC ruled on various issues within our outstanding rate application; however, on July 5, 2005, they remanded two issues related to base rate valuation to the Hearing Examiner for further consideration. These two issues related to approximately $320,000 of our requested increase in annual revenue. At December 31, 2005, the Company had deferred revenue related to the second temporary increase of approximately $966,000, reflecting an estimated amount subject to refund to our customers based upon the PSC's rulings to date on our outstanding application.

Artesian Water Pennsylvania
Our other water utility subsidiary, Artesian Water Pennsylvania, began operations upon receiving recognition as a regulated public water utility by the Pennsylvania Public Utility Commission in 2002. It provides water service to a residential community, consisting of 39 customers, in Chester County. On October 14, 2003, Artesian Water Pennsylvania filed an application with the Pennsylvania Public Utilities Commission to increase our service area in Pennsylvania. This application, which concerns four specific developments that are expected to add 350 customers over 10 years, was approved and a related order was entered on February 4, 2005.

Artesian Wastewater
Concurrent with the name change of Artesian Wastewater to Artesian Utility, we formed a new subsidiary, Artesian Wastewater Management, Inc., to own wastewater infrastructure and provide wastewater services to customers in Delaware as a regulated public wastewater service company. In Delaware, a CPCN grants a wastewater company the exclusive right to serve all existing and new customers within a designated area. On July 6, 2004, legislation was enacted by the Delaware General Assembly, which granted the PSC jurisdiction to regulate non-governmental wastewater utilities having fifty or more customers in the aggregate and authorizing the PSC to regulate wastewater companies, which includes rates charged for wastewater service, issuance of securities and other matters. This authority includes the jurisdiction to grant and revoke CPCNs. The PSC has adopted rules, regulations and procedures necessary to implement this authority. CPCNs are not transferable, and a wastewater utility must obtain the approval of the PSC to abandon a service territory once granted. Once a CPCN is granted to a wastewater utility, it may not be suspended or terminated unless the PSC determines in accordance with its rules and regulations that good cause exists for any such suspension or termination.

Artesian Wastewater received recognition as a regulated public wastewater utility by the PSC on March 8, 2005. Artesian Wastewater began providing service to a community in Sussex County in July 2005 after receiving a CPCN in the first quarter of 2005 to serve a planned 725 home residential community in Sussex County, Delaware. Artesian Wastewater concurrently received a permit to construct a wastewater treatment and disposal facility to service this residential development. The facility began providing service to this development in July 2005. The PSC approved the temporary rates for this community on July 15, 2005, and on January 24, 2006, approved the rates and tariff. Artesian Wastewater received approval for another CPCN during the third quarter of 2005 to provide service to a 97 home community in Sussex County, Delaware, and service began in February 2006. As of December 31, 2005, Artesian Wastewater provided wastewater services to 35 customers.

Artesian Utility
On December 19, 1996, Artesian Wastewater was created as a non-regulated subsidiary of Artesian Resources to operate municipal wastewater facilities under operating agreements. On September 30, 2004, we changed the name of this non-regulated subsidiary to Artesian Utility. Artesian Utility is contracted to design and build wastewater infrastructure and provide wastewater treatment services and management in Delaware. Artesian Utility is a one-third participant, along with heavy-construction contractor George and Lynch and engineering firm D. Preston Lee, Jr., P.E., Inc., in a limited liability company called AquaStructure Delaware, L.L.C., or "AquaStructure." The purpose of AquaStructure is to develop and market proposals for design, construction and operation of wastewater facilities. In 1999, Artesian Wastewater (now Artesian Utility) began operating a 250,000 gallon per day wastewater facility for the town of Middletown in southern New Castle County. In 2002, AquaStructure substantially completed construction of a 2.5 million gallon per day wastewater facility for Middletown; and Artesian Wastewater (now Artesian Utility) began operating the facility for Middletown under its 20-year contract with Aquastructure.

Artesian Development
The sole operation of our other non-regulated subsidiary, Artesian Development, is the ownership of an eleven-acre parcel of land zoned for office buildings located immediately adjacent to our corporate headquarters. Out of the eleven acre parcel of land, four acres are under the contract for sale. The sale is contingent on the buyer's ability to obtain all governmental approvals necessary to construct a medical office facility of at least 42,000 square feet of leasable space and an acceptable environmental audit report. If the buyer fails to perform any of the terms or conditions specified under the contract, Artesian Development shall have the right and option to declare this contract null and void. The option expires in August 2006.

ITEM 1A. RISK FACTORS

Our operating revenue is primarily from water sales. The rates that we charge our customers are subject to PSC regulations. Additionally, our business requires significant capital expenditures on an annual basis and these expenditures are made for additions and replacement of property. If the PSC disapproves or is unable to timely approve our requests for rate increase or approves rate increases that are inadequate to cover our investments or increased costs, our profitability may suffer.

We file rate increase requests, from time to time, to recover our investments in utility plant and expenses. Once a rate increase petition is filed with the PSC, the ensuing administrative and hearing process may be lengthy and costly. We can provide no assurances that any future rate increase request will be approved by the PSC; and if approved, we cannot guarantee that these rate increases will be granted in a timely manner and/or will be sufficient in amount to cover the investments and expenses for which we initially sought the rate increase.

Our business is subject to seasonal fluctuations, which could affect demand for our water service and our revenues.

Demand for water during warmer months is generally greater than during cooler months primarily due to additional requirements in irrigation systems, swimming pools, cooling systems and other outside water use. In an event when temperatures during typically warmer months are cooler than normal, or if there is more rainfall than normal, the demand for our water may decrease and adversely affect our revenues.

Drought conditions may impact our ability to serve our current and future customers, and may impact our customers' use of our water, which may adversely affect our financial condition and results of operations.

We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories. However, severe drought conditions could interfere with our sources of water supply and could adversely affect our ability to supply water in sufficient quantities to our existing and future customers. This may adversely affect our revenues and earnings.

Our operating costs could be significantly increased if new or stricter regulatory standards are imposed by Federal and State Environmental agencies.

Our water and wastewater services are governed by various federal and state environmental protection and health and safety laws and regulations, including the federal Safe Drinking Water Act, the Clean Water Act and similar state laws. These federal and state regulations are issued by the United States Environmental Protection Agency and state environmental regulatory agencies. Pursuant to these laws, we are required to obtain various water allocation permits and environmental permits for our operations. The water allocation permits control the amount of water that can be drawn from water resources. New or stricter water allocation regulations can adversely affect our ability to meet the demands of our customers. While we have budgeted for future capital and operating expenditures to maintain compliance with these laws and our permits, it is possible that new or stricter standards would be imposed that will raise our operating costs. Thus, we can provide no assurances that our costs of complying with, or discharging liability under current and future environmental and health and safety laws will not adversely affect our business, results of operations or financial condition.

Any future acquisitions we undertake or other actions to further grow our water and wastewater business may involve risks.

An important element of our growth strategy is the acquisition and integration of water and wastewater systems in order to broaden our current service areas, and move into new ones. It is our intent, when practical, to integrate any businesses we acquire with our existing operations. The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our management's time and resources. We may not be successful in the future in identifying businesses that meet our acquisition criteria. The failure to identify such businesses may limit the rate of our growth. In addition, future acquisitions by us could result in:

     o   Dilutive issuance of our equity securities;
     o   Incurrence of debt and contingent liabilities;
     o Difficulties in intergrating the operations and personnel of the acquired businesses;
     o   Diversion of our management's attention from ongoing business concerns;
     o   Failure to have effective internal control over financial reporting;
     o   Shuffling of human resources; and
     o   Other acquisition-related expense

Some or all of these items could have a material adverse effect on our business and our ability to finance our business and comply with regulatory requirements. The businesses we acquire in the future may not achieve sales and profitability that would justify our investment.

Contamination of our water supply may result in disruption in our services and could lead to litigation that may adversely affect our business, operating results and financial condition.

Our water supplies are subject to contamination from naturally-occurring compounds as well as pollution resulting from man-made sources, such as MtBE. Even though we monitor the quality of water on on-going basis, any possible contamination due to factors beyond our control could interrupt the use of our water supply until we are able to substitute it from an uncontaminated water source. Additionally, treating the contaminated water source could involve significant costs and could adversely affect our business. We could also be held liable for consequences arising out of human or environmental exposure to hazardous substances, if found, in our water supply. This could adversely affect our business, results of operations and financial condition.

Potential terrorist attacks may disrupt our operations and adversely affect our business, operating results and financial condition.

In the wake of the September 11, 2001 terrorist attacks, we have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply. We also have tightened our security measures regarding delivery and handling of certain chemicals used in our business. We are currently not aware of any specific threats to our facilities, operations or supplies, however, it is possible that we would not be in a position to control the outcome of terrorist events, if they occur.

Turnover in Management Team

Our success depends significantly on the continued contribution of our management team both individually and collectively. The loss of the services of any member of our management team or the inability to hire and retain experienced management personnel could harm our operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None

ITEM 2. - PROPERTIES.

Our corporate headquarters are located at 664 Churchmans Road, Newark, Delaware. As of October 20, 2003, Artesian Water owns the property. Prior to that date, Artesian Water leased the property from White Clay Realty. For a discussion on the manner by which Artesian Water acquired this property, see Note 8 to our Financial Statements.

Artesian Development, a wholly owned subsidiary of Artesian Resources, owns approximately 11 acres of land in New Castle County, Delaware, zoned for office development. On May 2, 2005, Artesian Development signed a Letter of Intent with The Commonwealth Group, Ltd., for the sale of a parcel of land of approximately four acres in exchange for a non-refundable deposit in the amount of $30,000. On August 5, 2005, Artesian Development entered into an Agreement of Sale, or the Agreement, with Commonwealth for the sale of this land. The sale price is $1.35 million and includes a $170,000 non-refundable deposit due and paid within 14 days upon execution of the Agreement, in addition to the $30,000 received with the Letter of Intent. Closing is to occur not later than 12 months after execution of the Agreement. The sale is contingent on Commonwealth's ability to obtain all governmental approvals necessary to construct a medical office facility of at least 42,000 square feet of leasable space and an acceptable environmental audit report. The Company's cost basis for the property is approximately $8,000.

Artesian Water owns land, transmission and distribution mains, pump facilities, treatment plants, storage tanks and related facilities within New Castle, Kent and Sussex Counties, Delaware. Artesian Water Pennsylvania, owns transmission and distribution mains as well. The following table indicates our utility plant, in thousands of dollars, as of December 31, 2005.

            UTILITY PLANT COMPRISES:
            In thousands                                         Estimated Useful
                                                                       Life
                                                                     In Years            2005
           Utility plant at original cost
              Utility plant in service
                Intangible plant                                         ---           $    140
                Source of supply plant                                 45-85             14,462
                Pumping and water treatment plant                      35-62             39,747
                (Artesian Water)
                Transmission and distribution plant
                    Mains                                                 81            131,119
                    Services                                              39             22,486
                    Storage tanks                                         76             13,603
                    Meters                                                26              9,412
                    Hydrants                                              60              6,757
                    Treatment and Disposal Plant                       35-62              1,932
                    (Artesian Wastewater)
                General plant                                           3-31             21,460
             Property held for future use                                ---              4,923
             Construction work in progress                               ---              4,805
                                                                                       --------
                                                                                        270,846
             Less - accumulated depreciation                                             43,280
                                                                                       --------
                                                                                       $227,566
                                                                                       ========

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

We believe that our properties are generally maintained in good condition and in accordance with current standards of good waterworks industry practice. We believe that all of our existing facilities adequately meet current necessary production capacities and current levels of utilization.

ITEM 3. - LEGAL PROCEEDINGS.

There are no material legal proceedings pending at this time to which we or any of our subsidiaries is a party or to which any of our properties is the subject that are material or are expected to have a material effect on our financial position, results of operations or cash flows.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for the Company's Common Equity
Artesian Resources' Class A Non-Voting Common Stock, or "Class A Stock," is listed on the Nasdaq National Market and trades under the symbol "ARTNA." On March 13, 2006, there were 864 holders of record of the Class A Stock. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Class A Stock as reported by Nasdaq and the cash dividends declared per share:

                         CLASS A NON-VOTING COMMON STOCK

                                                                                              Dividend
                                                         High           Low                  Per Share
 2004
       First Quarter                                    $29.50        $27.30                   $0.2025
       Second Quarter                                    28.46         26.24                    0.2075
       Third Quarter                                     28.00         22.79                    0.2075
       Fourth Quarter                                    29.76         26.53                    0.2125

 2005
       First Quarter                                    $29.44        $26.02                   $0.2125
       Second Quarter                                    32.99         26.15                    0.2175
       Third Quarter                                     32.89         29.52                    0.2175
       Fourth Quarter                                    31.00         28.94                    0.2232

        The closing sale prices shown above reflect prices between dealers and do not include retail markups or markdowns or commissions and may not necessarily represent actual transactions.

        Our Class B Voting Stock, or "Class B Stock," is quoted on the OTC Bulletin Board under the symbol "ARTNB.OB." There has been a limited and sporadic public trading market for the Class B Stock. As of March 13, 2006, the last reported trade of the Class B Stock on the OTC Bulletin Board was at a price of $31.08 per share on January 31, 2006. As of March 13, 2006, we had 194 holders of record of the Class B Stock.

Equity Compensation Plan Information
The following table provides information on the shares of our Class A Stock that may be issued upon exercise of outstanding stock options as of December 31, 2005 under the Company's 2005 Equity Compensation Plan.

                                      Equity Compensation Plan Information

                           Number of securities
                            to be issued upon          Weighted-average         Number of securities remaining
                               exercise of            exercise price of          available for future issuance
Plan category              outstanding options       outstanding options        under equity compensation plans
Equity compensation
plans approved by
security holders                 381,126                $   19.97                           416,700

Equity compensation
plans not approved
by security holders               -----                                                      -----
                               ------------                                              -------------
Total                            381,126                                                    416,700

Sale of Unregistered Securities
The following table provides information relating to a recent sale of unregistered securities.

                                                                                              Use of             Exemption from
           Securities Sold             Underwriters/Purchasers      Consideration           Proceeds         Registration Claimed
           ---------------             -----------------------      -------------           --------         ---------------------
Artesian Water's 5.96%, 23-Year,       Purchaser-                 Offering Price-       Accelerated          Private Placement
Series R First Mortgage Bonds.         CoBank                          $25,000,000      redemption of $10    pursuant to Rule 144A
Date of Sale -  August 1, 2005                                    Cost of Issuance      million First        of the Securities
                                                                          $947,864      Mortgage Bonds,      Exchange Act of 1934
                                                                  Net Proceeds          Series M, 7.84%
                                                                       $24,052,136      and $5 million
                                                                                        First Mortgage
                                                                                        Bonds, Series N,
                                                                                        7.56% and
                                                                                        repayment of the
                                                                                        Company's Lines of
                                                                                        Credit.

ITEM 6. - SELECTED FINANCIAL DATA.

The selected consolidated financial data for each of the years in the 5-year period ended December 31, 2005 are derived from the audited financial statements of the Company. The following data should be read in conjunction with the financial statements and related notes and also with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K.

In thousands, except per share and operating data            2005          2004            2003           2002          2001
 STATEMENT OF OPERATIONS DATA

Operating revenues
     Water sales                                          $   41,638    $   37,985     $    35,164     $   33,644    $   31,362
     Other revenue                                             3,647         1,597           1,131            953           625
        Total operating revenues                          $   45,285    $   39,582     $    36,295     $   34,597    $   31,987

Operating expenses
     Operating and maintenance                            $   24,543    $   20,700     $    19,629     $   18,334    $   17,619
     Depreciation and amortization                             4,365         4,046           3,635          3,392         3,001
     State and federal income taxes                            3,347         2,892           2,387          2,825         2,184
     Property and other taxes                                  2,389         2,070           2,115          1,871         1,782
        Total operating expenses                          $   34,644    $   29,708     $    27,766     $   26,422    $   24,586

Operating income                                          $   10,641    $    9,874     $     8,529     $    8,175    $    7,401
Other income, net                                                515           471             277            380           457
Total income before interest charges                      $   11,156    $   10,345     $     8,806     $    8,555    $    7,858

Interest charges                                          $    6,121    $    5,943     $     4,889     $    4,388    $    4,537

Net income                                                $    5,035    $    4,402     $     3,917     $    4,167    $    3,321
Dividends on preferred stock                                       0             2              71             42            51
Net income applicable to common stock                     $    5,035    $    4,400     $     3,846     $    4,125    $    3,270

Net income per share of common stock:
     Basic                                                $     1.26    $     1.12     $      0.99     $     1.17    $     1.07
     Diluted                                              $     1.22    $     1.08     $      0.96     $     1.14    $     1.05

Avg. shares of common stock outstanding
     Basic                                                     3,989         3,936           3,880          3,534         3,039
     Diluted                                                   4,121         4,066           3,993          3,612         3,108
Cash dividends per share of common stock                  $     0.87    $     0.83     $      0.80     $     0.77    $     0.74

BALANCE SHEET DATA
Utility plant, at original cost
     less accumulated depreciation                        $  227,566    $  212,152     $   187,893     $  167,338    $  152,356
Total assets                                              $  243,854    $  227,380     $   216,324     $  183,072    $  163,534
Notes payable                                             $    1,786    $    9,213     $    12,499     $    3,163    $   16,118
Long-term obligations and
     redeemable preferred stock,
     including current portions                           $   92,680    $   83,438     $    80,846     $   64,591    $   50,998
Stockholders' equity                                      $   57,813    $   54,943     $    52,691     $   51,176    $   34,445
Total capitalization                                      $  150,192    $  137,299     $   133,249     $  115,246    $   84,015


OPERATING DATA
Average water sales per customer                          $      575    $      535     $       505     $      495    $      474
Water pumped (millions of gallons)                             7,468         7,166           7,199          7,198         7,321
Number of metered customers                                   72,383        70,993          69,687         68,049        66,173
Miles of water main                                            1,001           977             938            917           888

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Our profitability is primarily attributable to the sale of water by Artesian Water, which comprises 91.9% of total operating revenues, the amount of which is subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature. In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected. In 2004 and 2003, our service areas experienced an unusual amount of precipitation throughout the year, especially affecting the need for irrigation by our customers. In 2005, although the Spring and early Summer were somewhat wetter than usual, a warmer and drier period of weather in late Summer resulted in increased water demand compared to prior years. We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives.

Our water sales revenues were affected in 2005 and 2004 by the implementation of two interim rate increases associated with our application with the PSC on February 5, 2004 for an increase in rates of 24%. We recognized revenues reflecting a temporary increase of $2.5 million on an annual basis between April and September 2004, and a secondary temporary increase of $3.0 million on an annual basis effective September 2004, for a total of $5.5 million on an annual basis. On June 21, 2005, the PSC ruled on various issues within Artesian's rate application; however, on July 5, 2005, they remanded two issues related to rate base valuation to the Hearing Examiner for further consideration. These two issues related to approximately $320,000 of our requested increase in annual revenue. As of December 31, 2005, the Company had recorded approximately $966,000 of the second increase billed to customers as an other current liability in anticipation of a refund resulting from the PSC's decision in this request. However, the amount of the refund would be less if the matters remanded to the Hearing Examiner are found in our favor.

Artesian Water Pennsylvania, our wholly owned Pennsylvania water utility subsidiary, began operations in 2002, providing water service to a residential community, consisting of 39 customers, in Chester County. One other subsidiary, Artesian Wastewater, is a regulated entity that will own wastewater infrastructure and provides wastewater services in Delaware as of July 2005. Our other subsidiaries, neither of which is regulated, are Artesian Utility, which designs and builds wastewater infrastructure and provides contract wastewater services in Delaware, and Artesian Development, whose sole activity is the ownership of an eleven-acre parcel of land. On October 14, 2003, we filed an application with the Pennsylvania Public Utilities Commission to increase our service area in Pennsylvania. This application, which concerns four specific developments that are expected to add 350 customers over 10 years, was approved and an order entered on February 4, 2005.

While water sales revenues are our primary source of revenues, we continue to explore and develop relationships with developers and municipalities in order to increase revenues from contract water operations provided by Artesian Water and from wastewater management services provided by both Artesian Wastewater and Artesian Utility. In 2005, our efforts in the non-regulated operations of Artesian Utility led to an increase of those revenues of $1.8 million over 2004. This increase was a result of additional revenue generated from designing, building and operating wastewater facilities throughout Delaware and surrounding areas. The increase reflected revenues associated with design/build contracts for ten wastewater treatment projects.

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

Ensuring our customers have a dependable supply of safe, high-quality water has been, and will continue to be, our highest priority. In 2003, Delaware passed legislation requiring all water utilities to certify by July 2006 that they have sufficient sources of self-supply to serve their respective systems. We believe we have made the appropriate investment in infrastructure and on March 8, 2005, we filed our certification of self-sufficiency of supply with the PSC. We were informed by the PSC on March 18, 2005 that our filing was premature and would not be acted upon at that time. On June 21, 2005, the PSC issued Order No. 6660, in which they indicated that they were unable to consider our filing under the Self Sufficiency Act, since the Water Supply Coordinating Council had not yet published its determination of projected water demand. However, the PSC accepted our filing, directing the PSC Staff to review and confirm our assertion of adequate supply through 2006. This review is currently in progress. The Company will update and refile its application prior to July 2006, requesting certification by the PSC of self sufficiency through 2009.

Water Industry

The Federal Environmental Protection Agency's May 2005 report states that the United States' water industry is comprised of approximately 54,000 community water systems, 84% of which serve less than 3,300 customers. Only 14% of all community water systems are run by investor-owned utilities. There are currently 12 publicly traded water utilities based in the United States. The rest are privately or municipally owned systems. The water industry is capital intensive, with the highest capital investment in plant and equipment per dollar of revenue among all utilities. Increasingly stringent drinking water regulations to meet the requirements of the Safe Drinking Water Act of 1974 have required the water industry to invest in more advanced treatment systems and processes, which require a heightened level of expertise. We are currently in full compliance with the requirements of the Safe Drinking Water Act. Even though our water utility was founded in 1905, the majority of our investment in infrastructure occurred in the last 30 years.

We believe that Delaware's generally lower cost of living in the region, availability of development sites in relatively close proximity to the Atlantic Ocean in Sussex County, and attractive financing rates for construction and mortgages have resulted, and will continue to result, in increases to our customer base. Based on U.S. Census Bureau reports, Delaware has recorded a 7.7% growth in residents from 2000 to 2005. From April 2000 to July 2004, Delaware has recorded an estimated 6.0% growth in residents, with Sussex County providing an estimated population growth of 9.9% during the same period. Substantial portions of Delaware are not served by a public water system. Interest rates for mortgages have fallen from 7.16% on average in December 2001 to 6.22% through December 2005. Long-term interest rates for our recent First Mortgage Bond issuance (see Note 6 to our Financial Statements) reflect a similar trend, as we were able to reduce our overall weighted cost of debt from 7.93% in 2001 to 6.45% at the end of 2005.

Strategic Direction

We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. As we anticipated, our initiatives south of the Chesapeake & Delaware Canal, or the "C&D Canal," that began in 1992 are now providing the greatest portion of our customer growth. This shift in growth is primarily the result of the build out of our service area in northern New Castle County. In 2005, we increased our customer base by 2.0% and increased our service territory by approximately 28.0 square miles, a 17.4% increase. We continued to increase our sources of supply, adding about 2.0 million gallons to our daily production capacity, to assure we have adequate high quality water supply to meet our customer growth expectations.

Our strategy is to focus on total resource management covering a wide spectrum of activities, which include identifying new and dependable sources of supply; developing the wells, treatment plants and delivery systems to get water to the customers; educating customers on the wise use of water; and providing responsible wastewater management to assist with recharge of the aquifers. Our strategy includes focusing our efforts to expand in new regions added to our service territory over the last 10 years, where growth is strong and demand is increasing. These regions have provided over half of our growth in customers in 2005 and we expect growth to remain strong in these regions. We also foresee significant growth opportunities in our wastewater subsidiaries and will continue to seek strategic partnerships and relationships with developers and municipalities to complement existing agreements for the provision of wastewater service in Delaware.

Regulatory Matters and Inflation

As of December 31, 2005, we had approximately 72,400 metered customers and served a population of approximately 239,000, representing approximately 28% of Delaware's total population. Increases in the number of customers served by Artesian Water contribute to increases in our operating revenues. The PSC regulates Artesian Water's rates charged for water service, the sale and issuance of securities and other matters. On July 6, 2004, Delaware enacted legislation authorizing the PSC to regulate wastewater companies, which includes rates charged for wastewater service, issuance of securities and other matters. We received recognition of Artesian Wastewater as a regulated public wastewater utility by the PSC on March 8, 2005. Artesian Wastewater received a CPCN in the first quarter of 2005 to serve a planned 725 home residential community in Sussex County, Delaware. Artesian Wastewater concurrently received a permit to construct a wastewater treatment and disposal facility to service this residential development. The facility began providing service to this development in July 2005. The PSC approved the temporary rates for this community on July 15, 2005, and on January 24, 2006, approved the rates and tariff.

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

We currently derive our water service revenues from water consumption, upon which base rates are applied, which were last increased and placed into effect September 7, 2004. On February 5, 2004, we filed with the PSC a rate application requesting an increase in a rate increase sufficient to generate an additional $8.8 million on an annual basis, or an approximate 24% increase, in gross water sales revenue to recognize the significant increase in utility plant and equipment placed in service and increases in operating expenses. On March 26, 2004, we filed a supplemental application reducing the requested increase to $8.7 million, or approximately 23.8%. Temporary rates generating an additional $2.5 million on an annual basis were placed into effect under surety, in lieu of bond, on April 6, 2004. On September 7, 2004 we placed into effect an additional $3.0 million in temporary rates as permitted by law. On June 21, 2005, the PSC ruled on various issues within Artesian's rate application; however, on July 5, 2005, they remanded two issues related to rate base valuation to the Hearing Examiner for further consideration. These two issues related to approximately $320,000 of our requested increase in annual revenue. In addition, effective July 1, 2005, Chester Water Authority and the City of Wilmington increased the rate for water purchased by Artesian. On August 15, 2005, we filed a petition with the PSC to place into effect increased rates resulting from the increased costs. The PSC stated in Order No. 6728 dated September 20, 2005, that it would be more efficient for the petition to be consolidated with the already-pending remanded issues in rate case Docket 04-42. Based on the PSC decisions to date, Artesian will be required to refund a portion of the temporary rate increase to its customers, but until a final decision is reached on all issues, it is uncertain as to the level of the refund. Any refund, plus interest, for the overpayment from customers, will be applied to future customer bills. The Company has deferred revenue related to the second temporary increase of approximately $966,000, based on the estimated amount of the customer refund. However, the amount of the refund could be less if the matters remanded to the Hearing Examiner are found in our favor.

Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge or DSIC. This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC approval process is less costly when compared to the approval process for general rate increase requests. We requested on May 31, 2005, and subsequently implemented, a 0.35% DSIC surcharge for bills rendered subsequent to July 1, 2005. This surcharge generated approximately $77,000 in revenues between July and December of 2005. On November 30, 2005, we requested an increase to the DSIC surcharge. We implemented the increase from 0.35% to 1.17% for bills rendered subsequent to January 1, 2006. The 1.17% surcharge was designed to generate approximately $240,000 in revenues between January and June of 2006.

In 1999, the General Assembly passed legislation restructuring the electric industry in Delaware. Since the passage of electric restructuring legislation in 1999, electricity prices have been capped for customers of Delmarva Power and the Delaware Electric Cooperative. Those rate caps were lifted in 2005 for customers of the Delaware Electric Cooperative, and will be lifted in May 2006 for Delmarva Power customers. Our electric charges increased in 2005 due to higher billing rates charged by Delaware Electric Cooperative. Due to a proposed rate increase from Delmarva Power effective May 2006, we expect that our electricity charges will further increase in 2006.

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

We record accounts receivable at the invoiced amounts. The reserve for bad debts is the Company's best estimate of the amount of probable credit losses in our existing accounts receivable, and is determined based on historical write-off experience. The Company reviews the reserve for bad debts on a quarterly basis. Account balances are written off against the reserve when it is probable the receivable will not be recovered.

We review for impairment of our long-lived assets, including Utility Plant in Service, in accordance with the requirements of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". We also review regulatory assets for the continued application of SFAS No. 71. Our review determines whether there have been changes in circumstances or events that have occurred that require adjustments to the carrying value of these assets. In accordance with SFAS No. 71, adjustments to the carrying value of these assets would be made in instances where the inclusion in the rate-making process is unlikely.

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

RESULTS OF OPERATIONS

2005 COMPARED TO 2004

OPERATING REVENUES

Revenues totaled $45.3 million in 2005 and were 14.4% above revenues in 2004 of $39.6 million, which is primarily due to an increase of $3.7 million, or 9.6% in water sales revenue, reflecting more favorable summer weather conditions in 2005, a 2.0% increase in the number of customers served and rate increases placed in effect in 2005 and 2004. The remaining increase in total revenues is due to a $1.8 million increase in non-utility operating revenues primarily due to additional revenues generated by wastewater and contract operations services. We realized 91.9% of our total revenue in 2005 from the sale of water, compared to 96.0% in 2004. The percentage decrease is primarily due to an increase in non-utility contract revenues from Artesian Utility. Non-utility revenue totaled $2,574,000 in 2005 as compared to $729,000 in 2004. This revenue was derived from the design, construction and operation of wastewater projects. The non-utility revenue is recorded based upon the percent-of-completion method. The Company records deferred revenue for the unearned portion until realized or realizable and earned. For the year ended December 31, 2005, $21,000 was charged to unearned revenue based on the stage of completion of the wastewater design and construction projects.

PERCENTAGE OF OPERATING REVENUES

                                            2005          2004          2003
------------------------------------------------------------------------------
Residential                                 57.05%        59.07%        59.83%
Commercial                                  22.61%        23.66%        24.00%
Industrial                                   0.63%         0.79%         0.88%
Government and Other                        11.66%        12.45%        12.17%
Other utility operating revenues             2.37%         2.19%         2.05%
Non-utility operating revenues               5.68%         1.84%         1.07%
------------------------------------------------------------------------------
     Total                                 100.00%       100.00%       100.00%

RESIDENTIAL

Residential water service revenues in 2005 amounted to $25.8 million, an increase of $2.5 million, or 10.5% over the $23.4 million recorded in 2004, primarily due to rate increases in effect April and September 2004. The increase in 2005 follows an increase of $1.7 million, or 7.7%, in 2004. The volume of water sold to residential customers increased from 3,680 million gallons in 2004 to 3,911 million gallons in 2005. The number of residential customers served increased by 1,327 or 2.0% in 2005.

COMMERCIAL

Revenues from commercial customers in 2005 increased by 9.3%, from $9.4 million in 2004 to $10.2 million in 2005, due to rate increases in 2005. The number of commercial customers served increased 0.9% in 2005 and 2,221 million gallons of water sold to commercial customers in 2005 increased marginally as compared to 2,159 million gallons sold in 2004.

INDUSTRIAL

Revenues from industrial customers decreased by 8.9%, from $311,000 in 2004 to $283,000 in 2005, due to the loss of two customers. The volume of water sold to industrial customers increased by 30.9%, from 68 million gallons in 2004 to 89 million gallons in 2005, primarily as a result of increased usage by one industrial customer, who during 2004 shut down its plant for retrofitting. As this customer was required by contract with us to pay for a minimum amount of water in 2004, even though they did not actually take that much water, the increase in water volume did not result in additional revenue from this customer in 2005.

GOVERNMENT AND OTHER

Government and other revenues in 2005 increased by 7.2%, from $4.9 million in 2004 to $5.3 million in 2005. The increase was primarily driven by revenues derived from fire protection services, which totaled $2.8 and $2.6 million in 2005 and 2004, respectively. This increase in fire protection services revenue resulted from increases in rates.

OTHER UTILITY OPERATING REVENUE

Other utility operating revenue, derived from contract operations, antenna leases on water tanks, finance/service charges and wastewater customer service revenues increased 23.7% in 2005, from $868,000 in 2004 to $1.1 million in 2005. The increase is a result of contract services work, wastewater customer service revenues, and increase in the number of antenna leases.

NON-UTILITY OPERATING REVENUE

Non-utility operating revenue, derived from non-regulated wastewater operations, increased from $729,000 in 2004 to $2.6 million in 2005. The increase reflected revenues associated with ten wastewater treatment projects in southern Delaware.

OPERATING EXPENSES

Operating expenses, excluding depreciation and taxes, increased approximately $3.8 million, or 18.6%, to $24.5 million in 2005. The increase in operating expenses resulted primarily from increases in non-utility operating expenses, payroll and benefits and administrative expenses. Non-utility operating expenses increased by $1.8 million primarily due to contracted engineering design services and construction costs for new projects for Artesian Utility. Payroll and benefits increased $1.2 million due to increased staffing and pay increases. Administrative expenses increased by approximately $500,000 primarily as a result of fees associated with the implementation of the Sarbanes-Oxley Act of 2002, increased audit fees, and increased power and electric charges. As a percentage of total operating expense, payroll and associated expenses have declined; however, actual expense for payroll and associated expenses have increased for the reasons stated previously.

OPERATING AND MAINTENANCE EXPENSES

                                                      2005          2004          2003
-----------------------------------------------------------------------------------------
Payroll and Associated Expenses                       46.05%        48.79%        50.98%
Purchased Water                                       12.76%        14.47%        15.16%
Repair and Maintenance                                 5.86%         6.60%         5.57%
Water Treatment                                        3.13%         3.12%         3.28%
Administrative                                        22.69%        24.55%        23.76%
Non-utility Operating                                  9.51%         2.48%         1.25%
-----------------------------------------------------------------------------------------
     Total operating and maintenance expenses        100.00%       100.00%       100.00%

Depreciation and amortization expense increased $320,000, or 7.9%, due to increases in our utility plant in service during 2005. Income tax expense increased $455,000, or 15.7%, due to higher profitability in 2005. Our total effective income tax rate for 2005 and 2004 was 39.9% and 39.6%, respectively.

OTHER INCOME, NET

Other Income increased $44,000, primarily due to an increase in CoBank dividend income, from $328,000 in 2004 to $400,000 in 2005, as a result of the issuance of our 6.58%, 23 year Series P First Mortgage Bonds. This increase was offset by decline in AFUDC in 2005 as compared to 2004.

INTEREST CHARGES

Interest charges increased $178,000, or 3.0%, in 2005. In August 2005, we issued the $25 million Series R First Mortgage Bonds, the proceeds of which were used to retire our $10 million, 7.84%, 10 year Series M First Mortgage Bonds, $5 million, 7.56%, 10 year Series N First Mortgage Bonds and to repay our outstanding lines of credit. The additional net $10 million in long-term debt resulted in an increase in interest expense of $132,000. The amortization of bond issuance costs increased by $36,000 related to the Series R issuance. Interest expense also increased $39,000 to reflect interest due customers upon our estimated refund of temporary rates upon conclusion of the pending rate filing. Interest on our lines of credit decreased $38,000 in 2005 compared to 2004. Although the average interest rate on our line of credit balances increased from 2.4% in 2004 to 4.3% in 2005 as general market rates rose and affected our variable rate, our average outstanding balance was $6.4 million in 2005, compared to $11.8 million in 2004.

NET INCOME

For the year ended December 31, 2005, our net income applicable to common stock increased $635,000, or 14.4%, compared to 2004. The increase in net income was primarily due to the implementation of increases in water utility rates to recover investments made in utility plant that result in increased depreciation and interest expense. Non-utility operations contributed $104,000 to the increase in net income.

2004 COMPARED TO 2003

OPERATING REVENUES

Revenues totaled $39.6 million in 2004 and were 9.1% above revenues in 2003 of $36.3 million, which was primarily due to an increase of $2.8 million, or 8.0%, in water sales revenue, reflecting a 1.9% increase in the number of customers served and rate increases placed in effect in 2003 and 2004. The remaining increase in total revenues was due to a $343,000, or 88.7%, increase in non-utility operating revenues. We realized 96.0% of our total revenue in 2004 from the sale of water, compared to 96.9% in 2003. The percentage decrease was primarily due to an increase in contract revenues.

RESIDENTIAL

Residential water service revenues in 2004 amounted to $23.4 million, an increase of $1.7 million, or 7.7%, over the $21.7 million recorded in 2003, primarily due to rate increases in effect. The increase in 2004 follows an increase of $1.1 million, or 5.3%, in 2003. The volume of water sold to residential customers increased from 3,650 million gallons in 2003 to 3,680 million gallons in 2004. Although the number of residential customers served increased 1,266, or 1.9% in 2004, unusually wet weather during the summer of 2004 suppressed water demand.

COMMERCIAL

Revenues from commercial customers in 2004 increased by 7.5% to $9.4 million, from $8.7 million in 2003, due to rate increases in 2004. The number of commercial customers served increased 0.5% in 2004 and the 2,159 million gallons of water sold to commercial customers in 2004 was nearly the same as the 2,166 million gallons sold in 2003, as unusually wet weather in 2004 and 2003 suppressed demand by these customers.

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

OTHER UTILITY OPERATING REVENUE

Other utility operating revenue, derived from contract operations, antenna leases on water tanks and finance charges increased 16.5% in 2004 to $868,000 from $744,000 in 2003. The increase was a result of increased service charges to customers primarily due to increased service turn-on and shut-off activity. Additionally, we experienced an increase in the number of antenna leases.

NON-UTILITY OPERATING REVENUE

Non-utility operating revenue, derived from non-regulated wastewater operations, increased 88.7% in 2004 to $729,000 from $387,000 in 2003. The increase reflected revenues associated with design/build contracts for five wastewater treatment projects.

OPERATING EXPENSES

Operating expenses, excluding depreciation and taxes, increased approximately $1.1 million, or 5.5%, to $20.7 million in 2004. The increase in operating expenses resulted primarily from increases in administrative expenses, repair and maintenance expenses, and non-utility operating expenses. Administrative expenses increased by $417,000 primarily as a result of consulting fees associated with the implementation of the Sarbanes-Oxley Act and increased audit fees, which represented $298,000 of the $417,000 increase. Repair and maintenance expenses increased $273,000 from 2003 levels due to computer hardware and software support fees, replacement of a water treatment filter media, and fuel price increases. Non-utility operating expenses increased by $268,000 primarily due to engineering services for new projects for Artesian Utility. As a percentage of total operating expenses, payroll and associated expenses declined; however, actual expense for payroll and associated expenses marginally increased primarily due to a 15% increase in medical insurance premiums effective August 2004. Payroll and related expenses were affected in 2004 by the capitalization of $315,733 associated with our internal staff effort to convert our customer information system computer programs.

Depreciation and amortization expenses increased $410,000, or 11.3%, due to increases in our utility plant in service during 2004. Income tax expense increased $506,000, or 21.2%, due to higher profitability in 2004. Our total effective income tax rate for 2004 and 2003 was 39.6% and 37.9%, respectively.

INTEREST CHARGES

Interest charges increased $1.1 million, or 21.6%, primarily due to an $897,000 increase in long-term debt interest associated with the issuance of $15.4 million in First Mortgage Bonds (Series Q) in December 2003 used to finance additions to utility plant. The remaining increase was due to higher average short-term debt balances and interest rates versus last year. Average outstanding lines of credit during 2004 of $11.8 million increased by $3.2 million, compared to the average outstanding lines of credit during 2003 of $8.6 million. The average interest rate applied to these balances increased from 2.2% in 2003 to 2.4% in 2004 due to an increasing interest rate environment in 2004.

NET INCOME

For the year ended December 31, 2004, our net income applicable to common stock increased $555,000, or 14.4%, compared to 2003. The increase in net income was primarily due to the implementation of increases in water utility rates to recover investments made in utility plant and the related increases in depreciation and interest expense. Non-utility operations contributed to the increase in net income by $135,000.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our primary sources of liquidity for 2005 were $13.1 million provided by cash flow from operating activities and $7.2 million from financing activities. The financing activities included $7.5 million in contributions and advances and $25.0 million of aggregate principal amount associated with the issuance of our 5.96%, 23 year Series R First Mortgage Bonds in August 2005. The proceeds of the Series R issuance were used to retire all of Artesian Water's outstanding $10 million aggregate principal amount of 7.84%, 10-year, Series M First Mortgage Bonds, $5 million aggregate principal amount of 7.56%, 10-year, Series N First Mortgage Bonds and to repay Artesian Water's outstanding Lines of Credit. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.

We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations. We expect that our aggregate investments in our utility plant and systems in 2006 will be approximately $22.9 million. Our total obligations related to interest and principal payments on indebtedness, rental payments and water service interconnection agreements for 2006 are anticipated to be approximately $9.4 million. We expect that our available cash balances, our projected cash generated from operations and available bank credit lines will be sufficient to fund our activities for the next year.

INVESTMENT IN UTILITY PLANT AND SYSTEMS

Capital expenditures decreased by approximately $8.4 million for the year ended December 31, 2005, or approximately 29.5%, from $28.6 million in 2004 to $20.2 million in 2005. This decrease is largely the result of completing several large capital projects in 2004, including the C&D Canal crossing transmission and distribution project and the related treatment facilities.

Investment in utility plant, excluding advances and contributions in aid of construction received from real estate developers, decreased by $9.7 million, or 41.3%, from $23.5 million in 2004 to $13.8 million in 2005. While capital expenditures have decreased in 2005 compared to 2004, development activity has increased with developers financing $6.6 million for the installation of water mains and hydrants serving their developments in 2005, compared to $5.4 million in 2004.

We invested approximately $9.5 million in new transmission and distribution facilities in 2005, including refunds of advances for developer-financed infrastructure. Of the $9.5 million invested, we invested $5.3 million in new infrastructure and $4.2 million in our rehabilitation program for transmission and distribution facilities, replacing aging or deteriorating mains. Additionally, an investment of $1.7 million was made to enhance or improve existing treatment facilities, rehabilitate pumping equipment and install new wells to increase supply capabilities.

INVESTMENT IN UTILITY PLANT AND SYSTEMS

In thousands                                                               2005             2004               2003
--------------------------------------------------------------------------------------------------------------------
Source of supply                                                      $     100        $     832          $   6,113
Treatment and pumping                                                     1,660            6,546                569
Transmission and distribution                                             9,515           13,390             10,699
General plant and equipment                                               1,272            1,851              6,036
Developer financed utility plant                                          6,604            5,435              1,375
Wastewater Facilities                                                     1,236              844                ---
Allowance for Funds Used During Construction, AFUDC                       (223)            (302)              (230)
--------------------------------------------------------------------------------------------------------------------
     Total investment in utility plant and systems                    $  20,164        $  28,596          $  24,562

We have planned to invest approximately $22.9 million in utility plant in 2006. Developers are expected to finance an additional $10.4 million in utility plant construction. Of the $22.9 million we expect to invest in 2006, approximately $5.3 million will be for new treatment facilities, equipment and wells throughout Delaware to identify, develop, treat and protect sources of water supply to assure uninterrupted service to our customers.

The largest portion of the projected investment in 2006, $12.3 million, will be in transmission and distribution facilities. Approximately $6.3 million of this amount will be invested in the relocations of facilities as a result of government mandates and renewals associated with the rehabilitation of aging infrastructure. The remaining $6.0 million of this investment in new transmission and distribution facilities will be to improve our system hydraulics and address service needs in growth areas of our service territory.

FINANCING

We have several sources of liquidity to finance our investment in utility plant and other fixed assets. We estimate that the projected investment of approximately $22.9 million will be financed by our operations and external sources, including a combination of capital investment and short-term borrowings under our revolving credit agreements discussed below. Developers are expected to finance, through advances and contributions in aid of construction, an additional $10.4 million of capital expenditures, which includes the installation of mains and hydrants in new developments.

Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by the PSC.

At December 31, 2005, Artesian Water had lines of credit of $20.0 million each with two separate financial institutions - Wilmington Trust and PNC bank, totaling $40.0 million to meet temporary cash requirements. These revolving credit facilities are unsecured. As of December 31, 2005, we had $38.2 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate, or "LIBOR," plus 1.0% or, at our discretion, the banks' federal funds rate plus 1.0%. Each bank reviews all of their facilities annually for renewal.

At December 31, 2005, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $1.5 million, respectively, to meet temporary cash requirements. These revolving credit facilities are unsecured. As of December 31, 2005, we had not borrowed funds under these lines. The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%. The bank reviews its facilities annually for renewal.

We may, from time to time, sell our securities to meet capital requirements. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. Our trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66 2/3% of total capitalization. Our debt to total capitalization, including the short-term portion thereof, was 61.9% at December 31, 2005.

On February 25, 2003, Artesian Water entered into an agreement to borrow up to $2,900,285 from the Delaware Drinking Water State Revolving Fund, the Fund, at an interest rate of 3.57%. The loan was used for costs associated with the installation of new public water systems for Keen-wick West/Keen-wick South and Route 54, Phase II projects in Sussex County, Delaware. As of December 31, 2005, Artesian Water borrowed $1,374,372 under the agreement. We have notified the state that we will not draw the remaining available funds.

On November 7, 2003, Artesian Water Company, Inc. entered into another agreement to borrow $5,456,495 from the Fund for a term of twenty years at an interest rate of 3.64%. The loan was used for costs associated with the replacement and rehabilitation of transmission and distribution mains within several developments in our northern New Castle County service territory. Through December 31, 2005, Artesian Water had drawn down $2,184,700 under the agreement. We have notified the state that we will not draw the remaining funds.

On December 23, 2003, Artesian Water issued $15.4 million, 4.75%, 40 year Series Q First Mortgage Bonds. These bonds are tax-free and were issued for Artesian Water through the Delaware Economic Development Authority to finance utility construction projects. The proceeds from these bonds were held on our behalf by the First Mortgage Bond Trustee, Wilmington Trust, and were disbursed to us as construction was completed. Interest, which accrued to our benefit, was added to the fund for use in completing construction of the various approved projects.

On August 1, 2005, Artesian Water issued $25 million aggregate principal amount of its 5.96%, 23-year Series R First Mortgage Bonds. Artesian Water recorded the total expense of approximately $1.1 million, which included a redemption premium of $865,000, in connection with the issuance of the bonds as a deferred asset. These bonds were issued for Artesian Water to CoBank, a cooperative bank, and the proceeds were used on August 1, 2005, to retire all of Artesian Water's outstanding $10 million aggregate principal amount of 7.84%, 10-year, Series M First Mortgage Bonds and $5 million aggregate principal amount of 7.56%, 10-year, Series N First Mortgage Bonds, and to satisfy the $865,000 redemption premium required as a result of the early retirement of the Series M and Series N First Mortgage Bonds. The remainder of the bond proceeds were used to pay down Artesian Water's short-term line of credit, which was used to finance investments in utility plant and equipment. Artesian Water is amortizing the redemption premium over the life of its 5.96%, 23-year Series R First Mortgage Bonds as an interest expense.

CONTRACTUAL OBLIGATIONS

                                                                   PAYMENTS DUE BY PERIOD
In thousands                                  Less than          1-3            4-5           After 5
                                               1 Year           Years          Years          Years           Total
                                              ----------     ----------     ---------      ----------       ----------
First Mortgage Bonds                          $   5,544      $  11,097      $  11,093      $  173,950       $  201,684
State revolving fund loans                          593          1,180          1,180           7,456           10,409
Operating leases                                    140            170             83           1,833            2,226
Unconditional purchase                            3,082          5,547          5,540          30,490           44,659
   obligations
Tank painting contractual obligation                200            749            749             174            1,872
                                              ---------      ---------      ---------      ----------       ----------
     Total contractual cash
          obligations                         $   9,559      $  18,743      $  18,645      $  213,903       $  260,850
                                              =========      =========      =========      ==========       ==========

Long-term debt obligations reflect the maturities of certain series of our first mortgage bonds, which we intend to refinance when due. The state revolving fund loan obligation has an amortizing mortgage payment payable over a 20-year period, and will be refinanced as future securities are issued. Both the long-term debt and the state revolving fund loan have certain financial covenant provisions, the violation of which could result in default and require the obligation to be immediately repaid, including all interest. We have not experienced conditions that would result in our default under these agreements, and we do not anticipate any such occurrence. Payments for unconditional purchase obligations reflect minimum water purchase obligations based on rates that are subject to change under our interconnection agreements with the Chester Water Authority and the City of Wilmington. We received notice from the Chester Water Authority and the City of Wilmington regarding a rate increase effective July 1, 2005. The Chester Water Authority provided notice on February 15, 2006 regarding another rate increase effective July 1, 2006. We incorporated the increases in calculating the future obligations noted above.

                                             Less than
Commitments                Committed          1 Year           1-3 Years     4-5 Years          Over 5 Years
-----------                ---------         ----------        ---------     ---------          ------------
Lines of Credit             $1,786            $1,786             ---           ---                  ---

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, including any arrangements with any structured finance, special purpose or variable interest entities.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123 (revised 2004), Statement No. 123(R), "Share-Based Payment." This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. According to the FASB, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, during the first quarter of 2005, the Securities and Exchange Commission approved a new rule, Staff Accounting Bulletin 107, that delayed the adoption of this standard to the beginning of the next fiscal year, instead of the next reporting period that began after June 15, 2005. The rule does not change the accounting required by Statement No. 123(R), but recognizes that preparers will need to use considerable judgment when valuing employee stock options under this statement. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Proforma disclosure is no longer an alternative upon adopting SFAS 123(R). SFAS 123(R) permits public companies to adopt its requirements using one of two methods:
     o A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or
     o A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We will implement SFAS 123(R) in the first quarter of 2006. We intend to use the modified prospective method and will estimate the fair value of each option grant using the Black-Scholes option pricing model. In the first quarter of 2006, we are not expecting to grant any stock options. Hence, we do not foresee a material reduction in our net earnings resulting from FAS 123(R).

In October 2005, FASB issued Staff Position (FSP) No. 123(R)-2 that provides guidance on the application of grant date as defined in FASB Statement No. 123 (revised 2004), Share-Based Payment. The definition of grant date in Statement 123 (R) includes criteria for determining that a share-based payment award has been granted. One of the criteria is a mutual understanding by the employer and employee of the key terms and conditions of a share-based payment award. The FSP further clarifies in determining the grant date of the award subject to Statement 123 (R), assuming all other criteria have been met, a mutual understanding of the key terms and conditions of an award to individual employees shall be presumed to exist at the date of the award approved in accordance with corporate governance requirements if both the following conditions are met (i) the recipient does not have ability to negotiate the key terms and conditions of the award with the employer; (ii) the key terms of the award are expected to be communicated to all of the recipients within a relatively short time period from the date of approval. The guidance in this FSP shall be applied upon initial adoption of Statement 123 (R). The Company expects to apply FSP No. 123 (R)-2 upon application of Statement No.123 (R).

In October 2005, FASB issued Staff Position (FSP) No. FAS 13-1 that addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. The FSP provides answers to questions that have arisen as to whether rental costs associated with ground and building operating leases that are allocated to the period of construction of a lessee asset (directly related to the leased property) may be capitalized. It clarifies that the rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a lessee asset. There is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense. These rental costs shall be included in income from continuing operations. A lessee shall follow the guidance in Statement 13 and Technical Bulletin 85-3 in determining how to allocate rental costs over the lease term. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005. Retrospective application in accordance with FASB Statement No. 154, Accounting Changes and Error Corrections, is permitted but not required. We do not have any rental costs associated with operating leases in effect that are incurred during a construction period. However, if we enters into an operating lease agreement in the future that is incurred during a construction period, this FSP will be applied.

CAUTION  REGARDING FORWARD-LOOKING STATEMENT
Statements in this Annual Report on Form 10-K which express our "belief," "anticipation" or "expectation,"as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995. Statements regarding our goals, priorities and growth and expansion plans for our water and wastewater subsidiaries, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, the impact of weather on our operations and the execution of our strategic initiatives, our expectation relating to the adoption of recent accounting pronouncements, our expectations regarding the resolution of our February 2004 rate request, exact amounts that may be collected under temporary rate increases, the adequacy of our reserve for a potential refund of revenues received under temporary rates and the potential impact on revenue, contract operations opportunities, increases to purchased water and electricity expense, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our expectations regarding the sale of land to Commonwealth, plans to increase our wastewater treatment operations and other revenue streams less affected by weather, appropriate investment in infrastructure regarding the filing of the certification of sufficient sources of self-supply, expected contributions in 2006 to our postretirement benefit plan, and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors as discussed under Item 1A -Risk Factors, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements. While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as representation of the Company's views as of any date subsequent to the date of the filing of this Annual Report on Form 10-K.

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
None

ITEM 8. -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED BALANCE SHEETS
In thousands

                                                                                           December 31,
                                                                                         2005        2004
ASSETS
Utility plant, at original cost less accumulated depreciation                         $ 227,566    $ 212,152
Current assets
     Cash and cash equivalents                                                            1,359        1,217
     Accounts receivable (less reserve for bad debts 2005-$175; 2004-$233)                4,281        3,806
     Unbilled operating revenues                                                          2,374        2,372
     Materials and supplies - at cost on FIFO basis                                       1,008          932
     Prepaid property taxes                                                                 851          765
     Prepaid expenses and other                                                             533          566
                                                                                      ---------    ---------
                                                                                         10,406        9,658
                                                                                      ---------    ---------
Other assets
     Non-utility property (less accumulated depreciation 2005-$129; 2004-$108)              316          337
     Restricted cash                                                                        ---          503
     Other deferred assets                                                                3,693        2,626
                                                                                      ---------    ---------
                                                                                          4,009        3,466
Regulatory assets, net                                                                    1,873        2,104
                                                                                      ---------    ---------
                                                                                      $ 243,854    $ 227,380
                                                                                      =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
     Common stock                                                                     $   4,014    $   3,956
     Additional paid-in-capital                                                          43,469       42,222
     Retained earnings                                                                   10,330        8,765
                                                                                      ---------    ---------
        Total stockholders' equity                                                       57,813       54,943
Long-term debt, net of current portion                                                   92,379       82,356
                                                                                      ---------    ---------
                                                                                        150,192      137,299
                                                                                      ---------    ---------
Current liabilities
     Lines of Credit                                                                      1,786        9,213
     Current portion of long-term debt                                                      301        1,082
     Accounts payable                                                                     2,790        2,173
     Accrued expenses                                                                     1,948        1,989
     Overdraft payable                                                                    1,417        1,812
     Income Tax Payable                                                                     111         ----
     Deferred income taxes                                                                  269          150
     Interest accrued                                                                       354          354
     Customer deposits                                                                      469          470
     Other                                                                                2,793        1,197
                                                                                      ---------    ---------
                                                                                         12,238       18,440
                                                                                      ---------    ---------
Deferred credits and other liabilities
     Net advances for construction                                                       24,404       21,456
     Postretirement benefit obligation                                                    1,097        1,169
     Deferred investment tax credits                                                        789          816
     Deferred income taxes                                                               17,784       14,774
                                                                                      ---------    ---------

Commitments and contingencies
                                                                                         44,074       38,215
Net contributions in aid of construction                                                 37,350       33,426
                                                                                      ---------    ---------
                                                                                      $ 243,854    $ 227,380
                                                                                      =========    =========

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           For the Year Ended December 31,
In thousands, except per share amounts                                  2005        2004            2003
Operating revenues
     Water sales                                                      $ 41,638    $  37,985        $ 35,164
     Other utility operating revenue                                     1,073          868             744
     Non-utility operating revenue                                       2,574          729             387
                                                                      --------    ---------        --------
                                                                        45,285       39,582          36,295
                                                                      --------    ---------        --------
Operating expenses
     Utility operating expenses                                         22,233       20,187          19,245
     Non-utility operating expenses                                      2,310          513             245
     Related party expenses                                               ----         ----             139
     Depreciation and amortization                                       4,365        4,046           3,635
     Taxes
        State and federal income
           Currently payable                                               111         ----          (1,543)
           Deferred                                                      3,236        2,892           3,930
        Property and other                                               2,389        2,070           2,115
                                                                      --------    ---------        --------
                                                                        34,644       29,708          27,766
                                                                      --------    ---------        --------

Operating income                                                        10,641        9,874           8,529
                                                                      --------    ---------        --------

Other income, net
     Allowance for funds used during construction                          223          302             230
     Miscellaneous                                                         292          169              47
                                                                      --------    ---------        --------
                                                                           515          471             277
                                                                      --------    ---------        --------

Income before interest charges                                          11,156       10,345           8,806

Interest charges                                                         6,121        5,943           4,889
                                                                      --------    ---------        --------

Net income                                                               5,035        4,402           3,917
Dividends on preferred stock and redemption premium                        ---            2              71
                                                                      --------    ---------        --------
NET INCOME APPLICABLE TO COMMON STOCK                                 $  5,035    $   4,400        $  3,846

Income per common share:
     Basic                                                            $   1.26    $    1.12        $   0.99
     Diluted                                                          $   1.22    $    1.08        $   0.96

Weighted average common shares outstanding:
     Basic                                                               3,989        3,936           3,880
     Diluted                                                             4,121        4,066           3,993

Cash dividends per share of common stock                              $   0.87    $    0.83        $ 0.7975

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands                                                                   For the Year Ended December 31,
                                                                             2005           2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $    5,035     $   4,402        $   3,917

Adjustments to reconcile net cash provided by operating activities:
     Depreciation and amortization                                             4,364         4,046            3,635
     Deferred income taxes, net                                                3,104         2,908            3,930
     Allowance for funds used during construction                               (223)         (302)            (230)
Changes in assets and liabilities:
     Accounts receivable, net of reserve for bad debts                          (475)       (1,398)             335
     Income tax receivable                                                       ---           841             (841)
     Receivables from related party transaction                                  ---           ---            3,800
     Unbilled operating revenues                                                  (3)          373              (27)
     Materials and supplies                                                      (75)         (131)             (89)
     Prepaid property taxes                                                      (86)          (54)             (60)
     Prepaid expenses and other                                                   32            12             (155)
     Other deferred assets                                                      (240)          (66)            (557)
     Regulatory assets                                                           230            19              314
     Accounts payable                                                            620            52               33
     Accrued expenses                                                           (83)           158              799
     State and federal income taxes                                              111           ---             (135)
     Interest accrued                                                            ---            87             (302)
     Customer deposits and other, net                                          1,634           550             (196)
     Postretirement benefit obligation                                           (72)          (63)             (66)
                                                                          ----------     ---------        ---------
Net cash provided by operating activities                                     13,873        11,434           14,105
                                                                          ----------     ---------        ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Capital expenditures (net of AFUDC)                                     (20,164)      (28,596)         (24,562)
     Proceeds from sale of assets                                                  6            11               13
     Investments in unconsolidated affiliates                                    ---            (4)               9
                                                                          ----------     ---------        ---------
Net cash used in investing activities                                        (20,158)      (28,589)         (24,540)
                                                                          ----------     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings (repayments) under lines of credit agreements             (7,427)       (3,286)           9,336
     Overdraft payable                                                          (394)          475              628
     Net advances and contributions in aid of construction                     7,496         5,912            2,024
     Proceeds from issuance of long-term debt                                 25,000         2,929           26,588
     Restricted funds from issuance of tax-free bonds                            ---           ---          (14,219)
     Decrease in restricted funds                                                502        13,716              ---
     Deferred debt issuance costs                                               (827)          (12)            (927)
     Net proceeds from issuance of common stock                                1,304         1,117              769
     Dividends                                                                (3,470)       (3,267)          (3,177)
     Principal repayments of long-term debt                                  (15,757)         (240)         (10,233)
     Redemption of preferred stock                                               ---          (100)            (100)
                                                                          ----------     ---------        ---------
Net cash provided by financing activities                                      6,427        17,244           10,689
                                                                          ----------     ---------        ---------
Net increase in cash and cash equivalents                                        142            89              254

Cash and cash equivalents at beginning of year                                 1,217         1,128              874
                                                                          ----------     ---------        ---------
Cash and cash equivalents at end of year                                  $    1,359     $   1,217        $   1,128
                                                                          ----------     ---------        ---------
Supplemental Disclosures of Cash Flow Information:
     Interest paid                                                        $    6,001     $   5,771        $   5,141
     Income taxes paid                                                    $      ---     $     ---        $     150

See Note 1 (Stock Split) for a discussion of non-cash financing activity.

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

   In thousands, except share amounts
                                              Common Shares        Common Shares
                                               Outstanding          Outstanding     $1 Par Value       $1 Par Value
                                                 Class A              Class B          Class A            Class B
                                           Non-Voting (1)(5)(6)      Voting (2)       Non-Voting           Voting
BALANCE AS OF DECEMBER 31, 2002                    3,274                588            $ 3,274             $ 588
Net income
Cash dividends declared
     Common stock
     Preferred stock(4)
Stock repurchase
Issuance of common stock
     Officer bonus                                     3                                     3
     Dividend reinvestment plan                       16                                    16
     Employee stock options                           10                                    10
     Employee Retirement Plan(3)                      10                                    10
BALANCE AS OF DECEMBER 31, 2003                    3,313                588              3,313                588
Net income
Cash dividends declared
     Common stock
     Preferred stock
Issuance of common stock
     Officer bonus                                     2                                     2
     Dividend reinvestment plan                       12                                    12
     Employee stock options                           31                                    31
     Employee Retirement Plan(3)                      10                                    10
BALANCE AS OF DECEMBER 31, 2004                    3,368                588              3,368                588
Net income
Cash dividends declared
     Common stock
Issuance of common stock
     Officer bonus                                     6                                     6
     Dividend reinvestment plan                       10                                    10
     Employee stock options                           35                                    35
     Employee Retirement Plan(3)                       7                                     7
BALANCE AS OF DECEMBER 31, 2005                    3,426                588            $ 3,426              $ 588

(1) At December 31, 2005, 2004, and 2003, Class A Non-Voting Common Stock had 15,000,000 shares authorized.
(2) At December 31, 2005, 2004, and 2003, Class B Common Stock had 1,040,000 shares authorized.
(3) Artesian Resources registered 500,000 shares of Class A Non-Voting Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
(4) Includes redemption premium for the redemption of 7% prior preferred shares on February 21, 2003.
(5) Artesian Resources Corporation approved a three for two stock split on April 30, 2003, effected in the form of a 50% stock distribution. Each shareholder of record on May 30, 2003 received one additional share for each two shares held. All share and per share data for all prior periods have been restated to give effect to this stock split.
(6) Under the Equity Compensation Plan, effective May 25, 2005 Artesian Resources authorized up to 500,000 shares of Class A Non-Voting Common Stock for issuance of grants in forms of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the Plan.

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                      Additional
                                                       Paid-in         Retained
In thousands, except share amounts                     Capital        Earnings(3)       Total(3)
BALANCE AS OF DECEMBER 31, 2002                        $40,341          $ 6,973          $51,176
Net income                                                                3,917            3,917
Cash dividends declared
     Common stock                                                        (3,106)          (3,106)
     Preferred stock(2)                                                     (71)             (71)
Stock repurchase                                                            (83)             (83)
Issuance of common stock
     Officer bonus                                          76                                79
     Dividend reinvestment plan                            363                               379
     Employee stock options                                142                               152
     Employee Retirement Plan(1)                           238                               248
BALANCE AS OF DECEMBER 31, 2003                         41,160            7,630           52,691
Net income                                                                4,402            4,402
Cash dividends declared
     Common stock                                                        (3,265)          (3,265)
     Preferred stock                                                         (2)              (2)
Issuance of common stock
     Officer bonus                                          47                                49
     Dividend reinvestment plan                            322                               334
     Employee stock options                                444                               475
     Employee Retirement Plan(1)                           249                               259
BALANCE AS OF DECEMBER 31, 2004                         42,222            8,765           54,943
Net income                                                                5,035            5,035
Cash dividends declared
     Common stock                                                        (3,470)          (3,470)
Issuance of common stock
     Officer bonus                                         166                               172
     Dividend reinvestment plan                            229                               239
     Employee stock options                                663                               698
     Employee Retirement Plan(1)                           189                               196
BALANCE AS OF DECEMBER 31, 2005                        $43,469          $10,330          $57,813

(1) Artesian Resources registered 500,000 shares of Class A Non-Voting Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
(2) Includes redemption premium for the redemption of 7% prior preferred shares on February 21, 2003.
(3) Artesian Resources Corporation approved a three for two stock split on April 30, 2003, effected in the form of a 50% stock distribution. Each shareholder of record on May 30, 2003 received one additional share for each two shares held. All share and per share data for all prior periods have been restated to give effect to this stock split.
 (4) Under the Equity Compensation Plan, effective May 25, 2005, Artesian Resources authorized up to 500,000 shares of Class A Non-Voting Common Stock for issuance of grants in forms of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the Plan.

  The notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The audited Consolidated Financial Statements are presented in accordance with the requirements of Form 10-K and consequently include all the disclosures required in the financial statements included in the Company's annual report on Form 10-K.

The consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water. Appropriate eliminations have been made for all inter-company transactions and account balances.

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

In accordance with a rate order issued by the PSC, Artesian Water accrues an Allowance for Funds Used During Construction, AFUDC. AFUDC, which represents the cost of funds devoted to construction projects through the date the project is placed in service, is capitalized as part of construction work in progress. The rate used for the AFUDC calculation is based on Artesian Water's weighted average cost of debt and the rate of return on equity authorized by the PSC. The rate used to capitalize AFUDC in 2005, 2004 and 2003 was 8.0%, 7.8%, and 8.0%, respectively.

UTILITY PLANT COMPRISES:

                                                               Estimated
                                                                 Useful
In thousands                                                      Life                  December 31,
                                                                In Years            2005             2004
Utility plant at original cost
      Utility plant in service
          Intangible plant                                          ---           $    140          $    123
          Source of supply plant                                  45-85             14,462            14,322
          Pumping and water treatment plant (Artesian             35-62             39,747            38,084
          Water)
          Transmission and distribution plant
               Mains                                                 81            131,119           120,176
               Services                                              39             22,486            21,270
               Storage tanks                                         76             13,603            13,822
               Meters                                                26              9,412             8,998
               Hydrants                                              60              6,757             6,245
               Treatment and Disposal Plant ( Artesian            35-62              1,932                 0
               Wastewater)
          General plant                                            3-31             21,460            20,657
      Property held for future use                                  ---              4,923             3,979
      Construction work in progress                                 ---              4,805             3,808
                                                                                  --------          --------
                                                                                   270,846           251,484
                                                                                  --------          --------
      Less - accumulated depreciation                                               43,280            39,332
                                                                                  $227,566          $212,152
                                                                                  ========          ========

Depreciation and Amortization

For financial reporting purposes, depreciation is provided using the straight-line method at rates based on estimated economic useful lives, which range from 3 to 85 years. Composite depreciation rates for utility plant were 2.12% 2.14%, and 2.20%, for the years ended December 31, 2005, 2004, and 2003, respectively. In a rate order issued by the PSC, the Company was directed effective January 1, 1998 to begin using revised depreciation rates for utility plant. In rate orders issued by the PSC, Artesian Water was directed effective May 28, 1991 and August 25, 1992 to offset depreciation on utility property funded by Contributions in Aid of Construction, CIAC, and Advances for Construction, Advances, respectively, against CIAC and Advances. Other deferred assets are amortized using the straight-line method over applicable lives, which range from 2 to 40 years.

Regulatory Assets

Certain expenses are recoverable through rates, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the PSC. Expenses related to rate proceedings are amortized on a straight-line basis over a period of 2 years. The postretirement benefit obligation (see Note 10 to our Financial Statements for a description of the Company's Postretirement Benefit Plan), which is being amortized over 20 years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments. The deferred income taxes will be amortized over future years with the reversal of tax effects of temporary differences previously flowed through to the customers.

REGULATORY ASSETS AT DECEMBER 31, NET OF AMORTIZATION, COMPRISE:

In thousands                                             2005       2004

Postretirement benefit obligation                       $ 1,097    $ 1,169
Deferred income taxes recoverable in future rates           597        612
Expense of rate proceedings                                 155        289
Other                                                        24         34
                                                        -------    -------
                                                        $ 1,873    $ 2,104
                                                        =======    =======

Impairment or Disposal of Long-Lived Assets

Impairment of our long-lived assets, including Utility Plant in Service, is performed in accordance with the requirements of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In addition, the regulatory assets are reviewed for the continued application of SFAS No. 71. The review determines whether there have been changes in circumstances or events that have occurred requiring adjustments to the carrying value of these assets. In accordance with SFAS No. 71, adjustments to the carrying value of these assets would be made in instances where the inclusion in the rate-making process is unlikely.

Other Deferred Assets

Debt issuance costs are amortized over the term of the related debt.

OTHER DEFERRED ASSETS AT DECEMBER 31, NET OF AMORTIZATION, COMPRISE:

In thousands                                             2005        2004

Debt issuance expense                                   $ 2,691    $ 1,864
Other                                                     1,002        762
                                                        -------    -------
                                                        $ 3,693    $ 2,626
                                                        =======    =======

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

Contributions in Aid of Construction

CIAC includes the non-refundable portion of advances for construction and direct contributions of water mains, services and hydrants, or cash to reimburse Artesian Water and Artesian Wastewater for its costs to construct water mains, services and hydrants by customers, cost of treatment and disposal plant, real estate developers and builders in order to extend water service to their properties.

Income Taxes

Deferred income taxes are provided in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" on all differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements based on the enacted tax rates expected to be in effect when such temporary differences are expected to reverse.

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

Stock Compensation Plans

On May 25, 2005, the Company's stockholders approved a new Equity Compensation Plan, which authorizes up to 500,000 shares of Class A Non-Voting Common Stock for issuance. Since May 25, 2005, no additional grants have been made under the Company's other stock-based compensation plans that were previously available. The Company applies APB Opinion No. 25 and related interpretations in accounting for compensation expense under all its plans. Accordingly, the aggregate compensation cost incurred and charged against income for all plans, including bonuses, was $146,000, $148,000 and $134,000 for 2005, 2004 and 2003,
respectively. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income and net income per common share would have been reduced to the pro-forma amounts indicated below:

      In thousands, except per share data                 2005            2004           2003
Net income applicable to common stock
     As reported                                         $ 5,035         $ 4,400       $ 3,845
     Add:  compensation expense included  in
           net income (net of tax)                            (1)             89            33
     Deduct:  compensation expense using
              fair value based method (net of tax)          (329)           (275)         (165)
                                                         -------         -------       -------
      Pro-forma                                          $ 4,705         $ 4,214       $ 3,713
                                                         =======         =======       =======
Basic net income per common share
      As reported                                        $  1.26         $  1.12       $  0.99
      Pro-forma                                          $  1.18         $  1.07       $  0.96
Diluted net income per common share
      As reported                                        $  1.22         $  1.08       $  0.96
      Pro-forma                                          $  1.14         $  1.04       $  0.93

The fair value of each option grant is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005, 2004, and 2003, respectively: dividend yield of 3.0%, 3.0%, and 3.9%; expected volatility of 0.32, 0.32, and 0.33; risk free interest rates of 2.92%, 1.92%, and 1.25% for the employee options under the 2005 Equity Compensation Plan (as defined in Note 9 to our Financial Statements) and the1992 Non-Qualified Stock Option Plan (as defined in Note 9 to our Financial Statements); 3.97%, 1.04% and 2.52% for the director and officer options under the 2005 Equity Compensation Plan and the 1992 Plan for 2005, 2004 and 2003 respectively; 2.97% for options under the Incentive Stock Option Plan, ISO, (as defined in Note 9 to our Financial Statements) for 2003 and expected lives of one year for the 2004 and 2003 employee options and five years for the 2004 and 2003 director and officer options, 3.42 years for the director and officer in 2005, and 0.88 years for the employee option in 2005 and five years for all options under the ISO Plan. Shares of Class A Stock have been reserved for future issuance under the 2005 Equity Compensation Plan.

Revenue Recognition and Unbilled Revenues

Water service revenue for financial statement purposes includes amounts billed to customers on a cycle basis and unbilled amounts based upon estimated usage from the date of the last meter reading to the end of the accounting period. In the fourth quarter 2004, the Company changed the timing of the billing for monthly-billed accounts, resulting in higher accounts receivable and lower unbilled operating revenues at month-end. The Company uses the percent of completion method of revenue recognition for the long-term wastewater contracts of designing, building and operating wastewater facilities throughout Delaware and surrounding areas.

Accounts Receivables

Accounts receivables are recorded at the invoiced amounts. The reserve for bad debts is the Company's best estimate of the amount of probable credit losses in our existing accounts receivable, and is determined based on historical write-off experience. The Company reviews the reserve for bad debts on a quarterly basis. Account balances are written off against the reserve when it is probable the receivable will not be recovered.

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, Artesian Resources considers all temporary cash investments with an original maturity of three months or less to be cash equivalents. Artesian Water, Artesian Wastewater Management, and Artesian Utility utilize their bank's zero balance account disbursement service to reduce the use of their lines of credit by funding checks as they are presented to the bank for payment rather than at issuance. If the checks currently outstanding, but not yet funded, exceed the cash balance on Artesian Water's books, the net liability is recorded as a current liability on the consolidated balance sheet in the Overdraft Payable account.

Use of Estimates in the Preparation of Consolidated Financial Statements

The consolidated financial statements were prepared in conformity with generally accepted accounting principles in the U.S., which require management to make estimates about the reported amounts of assets and liabilities including unbilled revenues, reserve for a portion of revenues received under temporary rates and regulatory asset recovery and contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from management's estimate.

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

Capitalization of the Costs of Computer Software Developed or Obtained for Internal Use

The Company capitalizes payroll and related expense associated with our internal staff's development and configuration of our new customer information system programs (the "CIS programs"). In deciding to capitalize this expense, the Company uses AICPA Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use as its accounting policy for recording these costs.

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

Long-term Financial Liabilities

The fair value of Artesian Resources' long-term debt as of December 31, 2005 and 2004, determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities as guided under FAS 107, are shown as below :

FAIR VALUE OF FINANCIAL INSTRUMENTS AT DECEMBER 31,                       2005                         2004
COMPRISED:                                                       Carrying      Estimated      Carrying      Estimated
                                                                  Amount      Fair Value       Amount      Fair Value
In thousands

          Long-term debt                                         $ 92,379       $ 93,299      $ 82,356      $ 84,507

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

As of December 31, 2005, Artesian Resources has federal net operating loss carry-forwards aggregating approximately $16,700,000, which will expire if unused by 2024. As of December 31, 2005, Artesian Resources has separate company state net operating loss carry-forwards aggregating approximately $24,700,000. These net operating loss carry-forwards will expire if unused between 2006 and 2024. Artesian Resources has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of the state net operating loss carry-forwards. Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets. The valuation allowance decreased from approximately $482,000 in 2004 to approximately $323,000 in 2005.

At December 31, 2005, for federal income tax purposes, there were alternative minimum tax credit carry forwards aggregating $1,822,000 resulting from the payment of alternative minimum tax in current and prior years. These alternative minimum tax credit carry-forwards may be carried forward indefinitely to offset future regular federal income taxes.

COMPONENTS OF INCOME TAX EXPENSE
                                          For the Year Ended December 31,
In thousands                               2005         2004       2003

State income taxes
Current                                  $   ----     $  ----   $     4
Deferred                                      733         366       549
                                         --------     -------   -------
Total state income tax expense           $    733     $   366   $   553
                                         ========     =======   =======

                                          For the Year Ended December 31,

                                           2005         2004      2003
Federal income taxes
Current                                  $    111     $  ----   $  (1,547)
Deferred                                    2,503       2,526       3,380
                                         --------     -------   -------
Total federal income tax expense         $  2,614     $ 2,526   $   1,833
                                         ========     =======   =======

RECONCILIATION OF EFFECTIVE TAX RATE:

                                                               For the Year Ended December 31,
In thousands                                       2005        2005      2004     2004       2003    2003
                                                  Amount         %      Amount      %       Amount     %
Reconciliation of effective tax rate
        Income before federal and state
          income taxes                          $  8,383      100.00   $ 7,294    100.0     $ 6,303   100.0

Amount computed at statutory rate                  2,850        34.0     2,480     34.0       2,143    34.0
Reconciling items
          State income tax-net of federal tax
             benefit                                 481         5.8       418      5.7         368     5.8
          Adjustment of prior year accruals          ---         ---       ---      ---        (155)   (2.4)
          Other                                       16         0.1        (6)    (0.1)         30     0.5
                                                --------       -----   -------    -----     -------   -----
Total income tax expense and effective rate     $  3,347        39.9   $ 2,892     39.6     $ 2,386    37.9
                                                ========       =====   =======    =====     =======   =====

DEFERRED INCOME TAXES AT DECEMBER 31, 2005, 2004, AND 2003 WERE COMPRISED OF THE
FOLLOWING:

                                                                   For the Year Ended December 31,
In thousands                                                    2005            2004            2003
DEFERRED TAX ASSETS RELATED TO:
Federal alternative minimum tax credit carry forwards        $    1,822      $    1,691       $   1,844
Federal and state operating loss carry forwards                   7,105           8,884           5,323
Bad debt allowance                                                   70              93              54
Valuation allowance                                                (323)           (482)           (512)
Stock options                                                       145             241             128
Other                                                               281              58              60
                                                             ----------      ----------       ---------
       Total deferred tax assets                             $    9,100      $   10,485       $   6,897
                                                             ==========      ==========       =========

DEFERRED TAX LIABILITIES RELATED TO:
Property plant and equipment basis differences               $  (26,512)     $  (24,739)      $ (18,234)
Expenses of rate proceedings                                        (62)           (115)            (88)
Property taxes                                                     (338)           (304)           (283)
Other                                                              (241)           (251)           (280)
       Total deferred tax liabilities                        $  (27,153)     $  (25,409)      $ (18,885)
                                                             ----------      ----------       ---------
       Net deferred tax liability                            $  (18,053)     $  (14,924)      $ (11,988)
                                                             ==========      ==========       =========

DEFERRED TAXES, WHICH ARE CLASSIFIED INTO A NET CURRENT AND NON-CURRENT BALANCE, ARE PRESENTED IN THE BALANCE SHEET AS FOLLOWS:

Current deferred tax liability                               $     (269)     $     (150)      $    (213)
Non-current deferred tax liability                              (17,784)        (14,774)        (11,775)
                                                             ----------      ----------       ---------
       Net deferred tax liability                            $  (18,053)     $  (14,924)      $ (11,988)
                                                             ==========      ==========       =========

NOTE 4

PREFERRED STOCK

As of December 31, 2005, Artesian Resources had no preferred stock outstanding. The 9.96% Series Cumulative Prior Preferred stock had an annual sinking fund provision (mandatory redemption requirements). Under the mandatory sinking fund provisions, on February 1, 2004 the Company redeemed the remaining 4,000 shares of the 9.96% Series for $100,000. Cash dividends paid in 2003 were $2,000. The Company also has 100,000 shares of $1.00 par value Series Preferred stock authorized but unissued.

NOTE 5

COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

The Class A Non-Voting Common Stock, Class A Stock, of Artesian Resources trades on the Nasdaq National Market under the symbol ARTNA. The Class B Common Stock of Artesian Resources trades on the Nasdaq's OTC Bulletin Board under the symbol ARTNB.OB.

Under Artesian Resources' dividend reinvestment plan, which allows for reinvestment of cash dividends and optional cash payments, stockholders were issued 9,947, 12,360, and 13,442 shares at fair market value for the investment of $294,000, $334,000, and $376,000 of their monies in the years 2005, 2004 and
2003, respectively.

NOTE 6

DEBT

Artesian Water has available two unsecured lines of credit, with no financial covenant restrictions, totaling $40.0 million at December 31, 2005, which are renewable annually at each of the bank's discretion. Borrowings under the lines of credit bear interest based on the London Interbank Offering Rate, LIBOR, plus 1.0% for 30, 60, 90, or 180 days or the banks' federal funds rate plus 1.0%, at the option of Artesian Water.

At December 31, 2005, 2004 and 2003, Artesian Water had $1.8 million, $9.2 million, and $12.5 million outstanding under these lines at average interest rates of 5.3%, 3.2%, and 2.0%, respectively. The maximum amount outstanding was $18.7 million, $18.2 million, and $18.2 million in 2005, 2004 and 2003, respectively. The twelve-month average amount outstanding was approximately $6.4 million, $11.8 million, and $8.6 million, at weighted average annual interest rates of 4.3%, 2.4%, and 2.2% in 2005, 2004 and 2003, respectively.

At December 31, 2005, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $1.5 million, respectively, to meet temporary cash requirements. These revolving credit facilities are unsecured. As of December 31, 2005, we had not borrowed funds under these lines. The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%. The bank reviews its facilities annually for renewal.

As of December 31, 2005 and 2004, substantially all of Artesian Water's utility plant was pledged as security for the First Mortgage Bonds. In addition, the trust indentures relating to these First Mortgage Bonds contain covenants which limit long-term debt, including the current portion thereof, to 66 2/3% of total capitalization including the current portion of the long-term debt, and which, in certain circumstances, could restrict the payment of cash dividends. As of December 31, 2005, however, no dividend restrictions were imposed under these covenants.

On February 25, 2003, Artesian Water entered into an agreement to borrow up to $2,900,285 from the Delaware Drinking Water State Revolving Fund, the Fund, at an interest rate of 3.57%. The loan was used for costs associated with the installation of new public water systems for Keen-wick West/Keen-wick South and Route 54, Phase II projects in Sussex County, Delaware. As of December 31, 2005, Artesian Water borrowed $1,374,372 under the agreement. We have notified the state that we will not draw the remaining available funds.

On November 7, 2003, Artesian Water entered into another agreement to borrow $5,456,495 from the Fund for a term of twenty years at an interest rate of 3.64%. The loan was used for costs associated with the replacement and rehabilitation of transmission and distribution mains within several developments in our northern New Castle County service territory. Through December 31, 2005, Artesian Water had drawn down $2,184,700 under the agreement. We have notified the state that we will not draw the remaining funds.

On December 23, 2003, Artesian Water issued $15.4 million, 4.75%, 40 year Series Q First Mortgage Bonds. These bonds are tax-free and were issued for Artesian Water through the Delaware Economic Development Authority to finance utility construction projects. The proceeds from these bonds were held on our behalf by the First Mortgage Bond Trustee, Wilmington Trust, and were disbursed to us as construction was completed. Interest, which accrued to our benefit, was added to the fund for use in completing construction of the various approved projects.

On August 1, 2005, Artesian Water issued $25 million aggregate principal amount of its 5.96%, 23-year Series R First Mortgage Bonds. Artesian Water recorded the total expense of approximately $1.1 million, which included a redemption premium of $865,000, in connection with the issuance of the bonds as a deferred asset. These bonds were issued for Artesian Water to CoBank, a cooperative bank, and the proceeds were used on August 1, 2005, to retire all of Artesian Water's outstanding $10 million aggregate principal amount of 7.84%, 10-year, Series M First Mortgage Bonds and $5 million aggregate principal amount of 7.56%, 10-year, Series N First Mortgage Bonds, and to satisfy the $865,000 redemption premium required as a result of the early retirement of the Series M and Series N First Mortgage Bonds. The remainder of the bond proceeds were used to pay down Artesian Water's short-term line of credit, which was used to finance investments in utility plant and equipment. Artesian Water is amortizing the redemption premium over the life of its 5.96%, 23-year Series R First Mortgage Bonds as an interest expense.

LONG-TERM DEBT CONSISTS OF:

                                                                December 31,
In thousands                                                2005            2004
First mortgage bonds

         Series M, 7.84%, due December 31, 2007          $      ---       $  10,000
         Series N, 7.56%, due December 31, 2007                 ---           5,000
         Series O, 8.17%, due December 29, 2020              20,000          20,000
         Series P, 6.58%, due January 31, 2018               25,000          25,000
         Series Q, 4.75%, due December 1, 2043               15,400          15,400
         Series R, 5.96%, due December 31, 2028              25,000             ---
                                                         ----------       ---------
                                                             85,400          75,400
State revolving fund loans

         4.48%, due August 1, 2021                            3,721           3,878
         3.57%, due September 1, 2023                         1,374           2,188
         3.64%, due May 1, 2024                               2,185           1,972
                                                         ----------       ---------
                                                              7,280           8,038

Sub-total                                                    92,680          83,438

Less: current maturities (principal amount)                     301           1,082
                                                         ----------       ---------

Total long-term debt                                     $   92,379       $  82,356
                                                         ==========       =========

PAYMENTS OF PRINCIPAL AMOUNT DUE DURING THE NEXT FIVE YEARS AND THEREAFTER:

In thousands                  2006      2007       2008     2009       2010     Thereafter
First Mortgage bonds        $  ---    $  ----    $  ---    $  ---    $  ----    $  85,400
State revolving fund loan      301        310       323       336        350        5,660
                            ------    -------    ------    ------    -------    ---------
Total payments              $  301    $   310    $  323    $  336    $   350    $  91,060
                            ======    =======    ======    ======    =======    =========

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

Non-utility operating revenue consisted of $2,553,000, $729,000, and $387,000 received by Artesian Utility in 2005 and 2004 and by Artesian Wastewater (now Artesian Utility) in 2003.

On July 17, 2002, Artesian Wastewater (now Artesian Utility) began contractual operations of a wastewater treatment plant for which AquaStructure has an agreement with a Delaware municipality that expires on February 1, 2021. This agreement shall be extended for an additional twenty years unless advance notice is given.

NON-UTILITY OPERATING EXPENSES ARE AS FOLLOWS:

In thousands                         2005      2004     2003

Artesian Utility                   $ 2,184    $  495   $  239
Artesian Resources                     116        17        5
Artesian Development                    10         1        1
                                   -------    ------   ------
     Total                         $ 2,310    $  513   $  245
                                   =======    ======   ======

NOTE 8

RELATED PARTY TRANSACTIONS

The office building and shop complex utilized by Artesian Water were leased at an average annual rental of $173,000 from the former partners of White Clay Realty who then owned the property jointly as tenants in common. Dian C. Taylor, Chair and Chief Executive Officer of Artesian Resources, was a tenant in common and John R. Eisenbrey, Jr., a director of Artesian Resources, was a beneficiary of a tenant in common. The rental of $173,000 was below market rates. In December 2002, Artesian Water filed a condemnation action in the Delaware Superior Court, seeking to acquire title to the office and shop complex leased by Artesian Water, known as 664 Churchmans Road, Newark, Delaware, or the "Property." Artesian Water filed this action under its statutory power of eminent domain against the owner of the Property, White Clay Realty, a Delaware Limited Partnership, and each of the limited partners. The Superior Court ruled that since White Clay Realty had no general partner, the partnership was dissolved and all of the former partners owned the Property jointly as tenants in common. A special committee of the Board of Directors of Artesian Water, composed entirely of outside directors who had no ownership interest in the Property, made the determination to purchase the Property through the condemnation procedures. Under this procedure, if the acquisition of the Property is approved by the court, the fair market value of the Property is determined by a panel of commissioners after an evidentiary hearing. Artesian Water's independent appraiser valued the Property to be worth $3,800,000. In December 2002, Artesian Water issued a payment to the Prothonotary for the State of Delaware for $3,800,000. As the court delayed payment until the matter was decided, the amount was refunded to Artesian Water in June 2003. Until a final determination of the condemnation, the parties agreed that Artesian Water could continue to occupy the Property under the terms of the lease with a quarterly rental payment of $43,361. Pursuant to a deadline set by the Superior Court, the owners of the Property submitted an independent appraisal that valued the Property to be worth $4,800,000. The condemnation case was scheduled for trial on October 20, 2003, wherein the fair market value of the Property would have been determined by a panel of three Commissioners after an evidentiary hearing. Prior to the commencement of the trial, all parties agreed to settle the case for a purchase price of $4,500,000 paid by Artesian Water on October 20, 2003. The decision to settle on the part of Artesian Water was made by the Special Committee of independent directors and with the recommendation of special counsel to the Special Committee. The settlement was approved by order of the Superior Court on October 20, 2003. The Court also approved applications of two of the tenants in common (neither of whom is an officer or director of Artesian) for their expenses, totaling $50,000, to be paid by Artesian Water, to which applications Artesian Water did not object.

RENTAL EXPENSE ASSOCIATED WITH RELATED PARTY TRANSACTIONS ARE AS FOLLOWS:

                                 2005       2004       2003
In thousands

White Clay Realty             $   ----   $   ----   $     139

NOTE 9

STOCK COMPENSATION PLANS

In 1992, the Company instituted the 1992 Non-Qualified Stock Option Plan, the 1992 Plan, which was subsequently amended in 1998. Under the 1992 Plan, options to purchase shares of Class A Stock could be granted to employees at prices not less than 85% of the fair market value on the date of grant. The number of authorized shares was 375,000. Employees who participated and who were not executive officers or directors of the Company could receive options to purchase up to 1,000 shares. Each director or officer who participated in any year could request an option to purchase 4,500 shares of Class A Stock. The option price for directors and officers of the Company was 90% of the fair market value on the date of grant. Options granted under this plan to employees who were not executive officers or directors extended for a period of one year. Options granted to officers and directors extended for a period of ten years. All options were exercisable after six months of service from the date of initial grant, and are adjusted for stock dividends and splits. Employees, officers and directors became eligible to exercise options under the 1992 plan after one year of service to the Company. Effective May 25, 2005, no additional grants will be made from this plan.

In 1996, the Company instituted the Incentive Stock Option Plan, the ISO Plan, under which the Company was authorized to grant options up to 150,000 shares of Class A Stock to its key employees and officers. Options were granted at the fair market value on the date of grant. The option exercise period could not exceed ten years from the date of grant and was determined by the Stock Option Committee of the Board of Directors for each stock option granted. Options granted will vest in accordance with the terms and conditions determined by the Stock Option Committee of the Board of Directors and are adjusted for stock dividends and splits. The Company accelerated vesting for certain incentive stock options held by officers and directors in anticipation of the Company's adoption of FAS 123(R) effective January 1, 2006. Effective May 25, 2005, no additional grants will be made from this plan.

On May 25, 2005, the Company adopted the 2005 Equity Compensation Plan, or "the Plan." The Plan provides that grants may be in any of the following forms: incentive stock options, nonqualified stock options, stock units, stock awards, dividend equivalents and other stock-based awards. The Plan is administered and interpreted by the Equity Compensation Plan Committee of the Board of Directors (the "Committee"). The Committee has the authority to determine the individuals to whom grants will be made under the Plan, determine the type, size and terms of the grants, determine the time when grants will be made and the duration of any applicable exercise or restriction period (subject to the limitations of the Plan) and deal with any other matters arising under the Plan. The Committee presently consists of three directors, each of whom is a non-employee director of the Company. All of the employees of the Company and its subsidiaries are eligible for grants under the Plan. Non-employee directors of the Company are also eligible to receive grants under the Plan.

The following summary reflects changes in the shares of Class A Stock under option:

                                                            2005                    2004                   2003
                                                           Weighted               Weighted               Weighted
                                                           Average                 Average                Average
                                                2005      Exercise    2004        Exercise    2003       Exercise
                                               Shares       Price    Shares         Price    Shares        Price
Plan options
     Outstanding at beginning of year          332,290     $16.899   314,793       $15.310   273,641       $14.085
     Granted                                    83,740     $29.518    52,120       $24.030    54,704       $21.076
     Exercised                                 (34,528)    $13.891   (31,204)      $12.311    (9,948)      $14.671
     Canceled                                     (376)    $20.425    (3,419)      $21.169    (3,604)      $11.582
                                               -------     -------   -------       -------   -------       -------
     Outstanding at end of year                381,126     $19.941   332,290       $16.899   314,793       $15.310

Options exercisable at year end                379,824     $19.933   307,385       $16.590   248,623       $14.400

Weighted average fair value of
     options granted during the year                       $29.518                 $26.872                 $22.170

THE FOLLOWING TABLES SUMMARIZE INFORMATION ABOUT EMPLOYEE AND DIRECTOR STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 2005:

OPTIONS OUTSTANDING
           Range of                 Shares Outstanding            Weighted Average          Weighted Average
        Exercise Price             at December 31, 2005            Remaining Life            Exercise Price
        $9.417-$19.950                    226,472                    4.70 Years                  $15.272
       $22.273-$29.550                    154,654                    9.08 Years                  $26.778

OPTIONS EXERCISABLE
           Range of                 Shares Exercisable            Weighted Average
        Exercise Price             at December 31, 2005            Exercise Price
        $9.417-$19.950                    226,472                     $15.272
       $22.273-$29.550                    153,352                     $26.816

NOTE 10

EMPLOYEE BENEFIT PLANS

401(k) Plan

Artesian Resources has a defined contribution 401(k) Salary Reduction Plan, or the "401(k) Plan," which covers substantially all employees. Under the terms of the 401(k) Plan, Artesian Resources contributes 2% of eligible salaries and wages and matches employee contributions up to 6% of gross pay at a rate of 50%. Artesian Resources may, at its option, make additional contributions of up to 3% of eligible salaries and wages. No such additional contributions were made in 2005, 2004 and 2003. The 401(k) Plan expenses, which include Company contributions and administrative fees, for the years 2005, 2004 and 2003, were approximately $486,000, $417,000, and $420,000, respectively.

Postretirement Benefit Plan

Artesian Water has a Postretirement Benefit Plan, or the "Benefit Plan," which provides medical and life insurance benefits to certain retired employees. Prior to the amendment of the Benefit Plan, substantially all employees could become eligible for these benefits if they reached retirement age while still working for Artesian Water.

Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", SFAS 106, requires Artesian Water to accrue the expected cost of providing postretirement health care and life insurance benefits as employees render the services necessary to earn the benefits. Artesian Resources elected to defer recognition and amortize its transition obligation over twenty years beginning in 1993.

Artesian Water recognized an offsetting regulatory asset with respect to the SFAS 106 liability. This asset is recorded based on the PSC order, which permits Artesian Water to continue recovery of postretirement health care and life insurance expense on a pay-as-you-go basis for the remaining eligible employees. Artesian Water anticipates liquidating its SFAS 106 obligation and substantially recovering the expenses in rates over a period of approximately 20 years (based on the age and life expectancy of the remaining eligible participants). Further, expense recovery as a percentage of rates is expected to remain generally constant over the initial years, and then decline until the obligation is liquidated. Amounts charged to expense were $72,000, $63,000, and $66,000 for 2005, 2004 and 2003, respectively.

Supplemental Pension Plan

Effective October 1, 1994, Artesian Water established a Supplemental Pension Plan, or the "Supplemental Plan," to provide additional retirement benefits to full-time employees hired prior to April 26, 1994. The Supplemental Plan is a defined contribution plan that enables employees to save for future retiree medical costs, which will be paid by employees. The Supplemental Plan accomplishes this objective by providing additional cash resources to employees upon a termination of employment or retirement, to meet the cost of future medical expenses. Artesian Water has established a contribution based upon each employee's years of service ranging from 2% to 6% of eligible salaries and wages. Artesian Water also provides additional benefits to individuals who were over age 50 as of January 1, 1994. These individuals are referred to as the "Transition Group." Effective November 1, 1994, individuals eligible for the Transition Group had the opportunity to defer compensation to the Supplemental Plan, and to receive a transition matching contribution for 5 years. Each one-dollar of eligible salaries and wages deferred by the Transition Group was matched with three, four, or five dollars by Artesian Water based on the employee's years of service subject to certain limitations under the federal tax rules. Plan expenses, which include Company contributions and administrative fees, for the years 2005, 2004 and 2003 were approximately $275,000, $252,000, and $240,000, respectively.

In December 2003, the FASB issued revised Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106." This statement required additional disclosures at December 31, 2004, to those in the original Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined pension plans and other postretirement benefit plans; however, it does not change the measurement or recognition of those plans. Disclosures for earlier annual periods presented for comparative purposes are restated. The additional disclosures required for our postretirement benefit obligation are presented below. The measurement date used to determine the postretirement benefit obligation was December 31.

BENEFIT OBLIGATIONS AND FUNDED STATUS
In thousands                                                                             FISCAL YEAR ENDING
                                                                                     12/31/2005      12/31/2004
Change in Accumulated Postretirement Benefit Obligation
        Accumulated Postretirement Benefit Obligation at the Beginning of the Year    $     946       $     998
        Service Cost                                                                        ---            ----
        Interest Cost                                                                        54              57
        Actuarial (Gain) or Loss                                                             10             (17)
        Benefits Paid                                                                      (104)            (95)
        Plan Participant's Contributions                                                      4               3
                                                                                      ---------       ---------
        Accumulated Postretirement Benefit Obligation at the End of the Year                910             946
Change in Plan Assets
        Fair Value of Plan Assets at the Beginning of the Year                              ---            ----
        Benefits Paid                                                                      (104)            (95)
        Employer Contributions                                                              100              92
        Plan Participant's Contributions                                                      4               3
                                                                                      ---------       ---------
        Fair Value of Assets at the End of the Year                                         ---            ----
Net Amount Recognized
        Funded Status                                                                      (910)           (946)
        Unrecognized Transition Obligation (Asset)                                           68              76
        Unrecognized Net (Gain) or Loss                                                    (255)           (299)
                                                                                      ---------       ---------
        Net Amount Recognized:                                                           (1,097)         (1,169)
Amounts Recognized in the Statement of Financial Position
        Accrued Benefit Liability                                                        (1,097)         (1,169)
                                                                                      ---------       ---------
        Net Amount Recognized                                                         $  (1,097)      $  (1,169)
Weighted Average Assumptions at the End of the Year
        Discount Rate                                                                      6.00%           6.00%
Assumed Health Care Cost Trend Rates
        Health Care Cost Trend Rate Assumed for Next Year                                 11.00%          11.00%
        Ultimate Rate                                                                      5.00%           5.00%
        Year that the Ultimate Rate is Reached                                             2011            2011

NET PERIODIC BENEFIT COST

                                                                           FISCAL YEAR ENDING
In thousands                                                   12/31/2005      12/31/2004      12/31/2003
Interest Cost                                                   $     54        $    57        $       64
Amortization of Net (Gain) or Loss                              $    (34)       $   (37)       $      (57)
Amortization of Transition Obligation/(Asset)                   $      9        $     9        $        8
Total Net Periodic Benefit Cost                                 $     29        $    29        $       15
Weighted Average Assumptions
     Discount Rate                                                  6.00%          6.00%             6.00%
Assumed Health Care Cost Trend Rates
     Health Care Cost Trend Rate Assumed for Current Year          11.00%         11.00%            12.00%
     Ultimate Rate                                                  5.00%          5.00%             5.00%
     Year that the Ultimate Rate is Reached                         2010           2010              2010

Impact of One-Percentage-Point Change in Assumed Health Care    DECREASE       INCREASE         DECREASE
Cost Trend Rates                                                --------       --------         --------
     Effect on Service Cost & Interest Cost                     $      3        $     3        $       (3)
     Effect on Postretirement Benefit Obligation                $     46        $    52        $      (48)

The impact of Medicare Part D, although insignificant, was included in the determination of Accumulated Postretirement Benefit Obligation as of December 31, 2004, and Net Periodic Benefit Cost beginning in 2005.

CONTRIBUTIONS
Artesian Water expects to contribute $100,000 to its postretirement benefit plan in 2006. The following table represents the benefits expected to be paid:

                In thousands                           Other Benefits
                                                       --------------
                2006                                      $  100
                2007                                         100
                2008                                         100
                2009                                         100
                2010                                         100
                2011-2015                                 $  500

NOTE 11

COMMITMENTS

In 1997, Artesian Water entered into a 33-year operating lease for a parcel of land with improvements located in South Bethany, a municipality in Sussex County, Delaware. The annual lease payments increase each year by the most recent increase in the Consumer Price Index for Urban Workers, CPI-U, as published by the U.S. Department of Labor, Bureau of Labor Statistics. Rental payments for 2005, 2004 and 2003 were $11,000, $9,700, and $10,000, respectively. The future minimum rental payment as disclosed in the following table is calculated using CPI-U as on December 31, 2005.

During 1996, Artesian Water entered into a 10-year lease commitment for office space and this lease was further extended for two years ending February 29, 2008. Rent payments for 2005, 2004 and 2003 for the office space were $76,000, $74,000, and $72,000, respectively.

During 1999, Artesian Water entered into the contract for office space located in Sussex County, Delaware. The contract allows for up to seven one-year renewal commencing on the first day after expiration of the previous term with a rent increase of 25 cents per foot over previous term. The new term commences in April 2006. Rent payments for 2005, 2004 and 2003 were $28,000, $28,000, and
$27,000, respectively.

In addition, during 2003, Artesian Resources, entered into a 40-year easement agreement with Broad Run Valley, Inc., a Pennsylvania corporation, to acquire an easement to access, operate, maintain, repair, improve, replace and connect Artesian's water system to a well, including a parcel of land around the well. Easement payments for 2005, 2004 and 2003 were $26,000, $25,000 and $25,000, respectively.

FUTURE MINIMUM ANNUAL RENTAL PAYMENTS UNDER THE ABOVE MENTIONED LEASE OBLIGATIONS FOR THE YEARS SUBSEQUENT TO 2005 ARE AS FOLLOWS:

            In thousands
            2006                                $   140
            2007                                    119
            2008                                     51
            2009                                     41
            2010                                     42
            2011 through 2042                     1,833
                                                -------
                                                $ 2,226
                                                =======

Artesian Water has two water service interconnection agreements, one with a neighboring utility and one with a municipality, which require minimum annual purchases. Rates charged under all agreements are subject to change. Effective August 1, 1997, Artesian Water renegotiated the contract with the Chester Water Authority to, among other things, reduce the minimum purchase requirements from 1,459 million gallons to 1,095 million gallons annually, calculated as 3 mgd times the number of calendar days in a year. The agreement is extended through the year 2021. The interconnection agreement with the City of Wilmington as entered on December 22, 1986, stipulates that the agreement shall remain in full force for a term of 10 years from the date of inception and shall be extended thereafter automatically for additional renewal term of five years, unless Artesian Water gives written notice of the termination at least six months prior to the end of the initial term or of any renewal term. The interconnection agreement with the City of Wilmington shall expire in December 2006 if Artesian Water decides not to renew the agreement by June 2006.

The Chester Water Authority sent us a notice on February 15, 2006 of a rate increase, effective July 1, 2006. The minimum annual purchase commitments for all interconnection agreements for 2006 through 2010 and the aggregate total for the years 2011 through 2021, calculated at rates effective July 1, 2006, are as follows:

            In thousands

            2006                               $  3,082
            2007                                  2,770
            2008                                  2,777
            2009                                  2,770
            2010                                  2,770
            2011 through 2021                    30,490
                                               --------
                                               $ 44,659
                                               ========

Expenses for purchased water were $3,131,000, $2,995,000, and $2,976,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

In 2005, Artesian Water entered into a 6-year agreement with Utility Service Co., Inc. to clean and paint tanks from 2006 to 2011 for $1,872,000. The tank painting expense for 2005, 2004 and 2003 was $254,000, $278,000 and $270,000.
The expenditures committed for the years subsequent to 2005 are as follows:

            In thousands
            2006                               $    200
            2007                                    374
            2008                                    375
            2009                                    374
            2010                                    375
            2011                                    174
                                               --------
                                               $  1,872
                                               ========

Budgeted mandatory utility plant expenditures, due to planned governmental highway projects, which require the relocation of Artesian Water's service mains, expected to be incurred in 2006 through 2010 are as follows:

            In thousands                     (unaudited)

            2006                               $  1,887
            2007                                  1,250
            2008                                  1,400
            2009                                  1,300
            2010                                    500
                                               --------
                                               $  6,337
                                               ========

The exact timing and extent of these relocation projects is controlled primarily by the Delaware Department of Transportation.

NOTE 12

GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water and Artesian Water Pennsylvania provide water utility service to customers within their established service territory in all three counties of Delaware and in portions of Pennsylvania, pursuant to rates filed with and approved by the PSC and the PAPUC. As of December 31, 2005, Artesian Water was serving 72,400 customers and Artesian Water Pennsylvania was serving 39 customers.

Artesian Wastewater began providing wastewater services to a community in Sussex County, Delaware in July 2005. The PSC approved the temporary rates for this community on July 15, 2005, and on January 24, 2006, approved the rates and tariff. As of December 31, 2005, Artesian Wastewater was serving 35 customers.

NOTE 13

RATE PROCEEDINGS

On February 5, 2004, Artesian Water filed a petition with the PSC to implement new rates to meet a requested increase in revenue of 24%, or approximately $8.8 million on an annualized basis. The PSC, on March 16, 2004, suspended the implementation of the proposed new rates pending further investigation and public evidentiary hearings. On March 26, 2004, we filed a supplemental application reducing the requested increase to $8.7 million. Pending these hearings and a final ruling by the PSC, Artesian Water, as is permitted by law, placed a portion of the proposed rates into effect under surety, in lieu of bond, on April 6, 2004. Beginning September 7, 2004, Artesian Water placed an additional portion of the proposed rates into effect. These temporary rates were designed to generate an increase in operating revenue of approximately 15%, or $5.5 million on an annualized basis. These revised temporary rates will remain in effect until the PSC decides the level of permanent rates. If this permitted temporary rate increase is determined to be in excess of rates that the PSC ultimately deems appropriate, Artesian Water will be required to refund the excess portion plus interest to its customers. As of December 31, 2005, we have deferred $966,000, as compared to $217,000 in 2004, in anticipation of such a refund. This reserve is included under "other current liabilities" in our consolidated balance sheet. We expect a final decision on this matter during 2006, but we cannot predict whether the PSC will approve the requested increase, approve a smaller increase or deny the request altogether.

Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, DSIC. This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC approval process is less costly when compared to the approval process for general rate increase requests. We requested on May 31, 2005, and subsequently implemented, a 0.35% DSIC surcharge for bills rendered subsequent to July 1, 2005. This surcharge generated approximately $77,000 in revenues between July and December of 2005. On November 30, 2005, we requested an increase to the DSIC surcharge. We implemented the increase from 0.35% to 1.17% for bills rendered subsequent to January 1, 2006. The 1.17% surcharge was designed to generate approximately $240,000 between January and June of 2006.

Artesian Wastewater began providing wastewater services to a community in Sussex County, Delaware in July 2005. The PSC approved the temporary rates for this community on July 15, 2005, and on January 24, 2006, approved the rates and tariff.

NOTE 14

SALE OF LAND

On May 2, 2005, Artesian Development signed a Letter of Intent with The Commonwealth Group, Ltd., or Commonwealth, for the sale of a parcel of land of approximately four acres in exchange for a non-refundable deposit in the amount of $30,000.

On August 5, 2005, Artesian Development entered into an Agreement of Sale, or the Agreement, with Commonwealth for the sale of this land. The sale price is $1.35 million in cash and included a $170,000 non-refundable deposit, in addition to the $30,000 received with the Letter of Intent. Closing is to occur not later than 12 months after execution of the Agreement. The sale is contingent on Commonwealth's ability to obtain 1) all governmental approvals necessary to construct a medical office facility of at least 42,000 square feet of leasable space and 2) an acceptable environmental audit report. The Company's cost basis for the property is approximately $8,000.

NOTE 15

NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding. Diluted net income per common share is based on the weighted average number of common shares outstanding and potentially dilutive effect of employee stock options.
THE FOLLOWING TABLE SUMMARIZES THE SHARES USED IN COMPUTING BASIC AND DILUTED NET INCOME PER COMMON SHARE:

                                                        Years Ended December 31,
In thousands                                           2005       2004      2003
Average common shares outstanding during the
     period for Basic computation                     3,989      3,936     3,880
Dilutive effect of employee stock options               132        130       113
                                                      -----      -----     -----
Average common shares outstanding during the
     period for Diluted computation                   4,121      4,066     3,993
                                                      =====      =====     =====

Equity per common share was $14.49, $13.89, and $13.51 at December 31, 2005, 2004 and 2003, respectively. These amounts were computed by dividing stockholders' equity excluding preferred stock by the number of basic shares of common stock outstanding at the end of each year.

NOTE 16

          SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

THE FOLLOWING TABLE PRESENTS CERTAIN HISTORICAL CONSOLIDATED STATEMENTS OF OPERATIONS DATA FOR EACH QUARTER FOR THE FISCAL YEARS ENDED DECEMBER 31, 2005 AND 2004:

In thousands (except             First Quarter         Second Quarter        Third Quarter        Fourth Quarter
   per share data)             2005       2004       2005       2004       2005       2004       2005       2004
Operating revenues             $9,902     $8,787    $11,502     $9,984    $12,380    $10,601    $11,501    $10,210
Operating income               $2,007     $1,806    $ 2,707     $2,362    $ 3,164    $ 2,973    $ 2,763    $ 2,733
Net income applicable
   to common stock             $  954     $  716    $ 1,204     $  959    $ 1,679    $ 1,480    $ 1,198    $ 1,245
Income per common share
       Basic                   $ 0.24     $ 0.18    $  0.30     $ 0.24    $  0.42    $  0.38    $  0.30    $  0.32
       Diluted                 $ 0.23     $ 0.18    $  0.29     $ 0.24    $  0.41    $  0.36    $  0.29    $  0.31

NOTE 17

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

 In December 2004, the FASB issued Statement No. 123 (Revised 2004), Statement No. 123(R), "Share-Based Payment." This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. According to the FASB, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, during the first quarter of 2005, the Securities and Exchange Commission approved a new rule, Staff Accounting Bulletin 107, that delays the adoption of this standard to the beginning of the next fiscal year, instead of the next reporting period that begins after June 15, 2005. The rule does not change the accounting required by Statement No. 123(R), but recognizes that preparers will need to use considerable judgment when valuing employee stock options under this statement. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS 123(R). SFAS 123(R) permits public companies to adopt its requirements using one of two methods:
         o A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or
         o A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
We will implement SFAS 123(R) in the first quarter of 2006. We intend to use the modified prospective method and will estimate the fair value of each option grant using the Black-Scholes option pricing model. In the first quarter of 2006, we are not expecting to grant any stock options. Hence, we do not foresee a material reduction in our net earnings resulting from FAS 123(R).

In October 2005, FASB issued Staff Position (FSP) No. 123(R)-2 that provides guidance on the application of grant date as defined in FASB Statement No. 123 (revised 2004), Share-Based Payment. The definition of grant date in Statement 123 (R) includes criteria for determining that a share-based payment award has been granted. One of the criteria is a mutual understanding by the employer and employee of the key terms and conditions of a share-based payment award. The FSP further clarifies in determining the grant date of the award subject to Statement 123 (R), assuming all other criteria have been met, a mutual understanding of the key terms and conditions of an award to individual employees shall be presumed to exist at the date of the award approved in accordance with corporate governance requirements if both the following conditions are met (i) the recipient does not have ability to negotiate the key terms and conditions of the award with the employer; (ii) the key terms of the award are expected to be communicated to all of the recipients within a relatively short time period from the date of approval. The guidance in this FSP shall be applied application of Statement 123 (R).

In October 2005, FASB issued Staff Position (FSP) No. FAS 13-1 that addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. The FSP provides answers to questions that have arisen as to whether rental costs associated with ground and building operating leases that are allocated to the period of construction of a lessee asset (directly related to the leased property) may be capitalized. It clarifies that the rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a lessee asset. There is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense. These rental costs shall be included in income from continuing operations. A lessee shall follow the guidance in Statement 13 and Technical Bulletin 85-3 in determining how to allocate rental costs over the lease term. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005. Retrospective application in accordance with FASB Statement No. 154, Accounting Changes and Error Corrections, is permitted but not required. We do not have any rental costs associated with operating leases in effect that are incurred during a construction period. However, if we enter into an operating lease agreement in the future that is incurred during a construction period, this FSP will be applied.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Artesian Resources Corporation
Newark, Delaware

We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for year ended December 31, 2005. We have also audited the schedule listed in item 15(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artesian Resources Corporation and Subsidiaries at December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Artesian Resources Corporation and subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2006 expressed an unqualified opinion thereon.



/s/BDO Seidman, LLP
Bethesda, Maryland
March 10, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Artesian Resources Corporation:

We have audited the accompanying consolidated balance sheet of Artesian Resources Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15 of this Form 10-K for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artesian Resources Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Philadelphia, Pennsylvania
March 30, 2005

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. - CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of Artesian Resources Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of
1934) as of December 31, 2005, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that Artesian Resources Corporation's disclosure controls and procedures as of December 31, 2005 were (1) designed to ensure that material information relating to the Corporation and its subsidiaries is made known to the chief executive officer and the chief financial officer by others within those entities, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)  Management's Report on Internal Control Over Financial Reporting


        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of Artesian Resources Corporation is responsible for establishing and maintaining adequate internal control over its financial reporting. Artesian Resources Corporation's internal control over financial reporting is a process designed under the supervision of the Corporation's chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

             Artesian Resources Corporation's Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2005 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control Integrated Framework." Based on this assessment, Management determined that at December 31, 2005, the Corporation's internal control over financial reporting was effective. Management's assessment of the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2005 has been audited by BDO Seidman LLP, an independent registered public accounting firm, and BDO Seidman LLP has issued an attestation report, which is included herein, regarding Management's assessment.

Date: March 10, 2006


CHIEF EXECUTIVE OFFICER:                      CHIEF FINANCIAL OFFICER:

/s/ DIAN C. TAYLOR                            /s/ DAVID B. SPACHT
--------------------------                    ------------------------
Dian C. Taylor                                David B. Spacht

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Artesian Resources Corporation
Newark, Delaware

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Artesian Resources Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Artesian Resources Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and director of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the polices or procedures may deteriorate.

In our opinion, management's assessment that Artesian Resources Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Artesian Resources Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet of Artesian Resources Corporation as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2005 and our report dated
March 10, 2006 expressed an unqualified opinion.


/s/BDO Seidman LLP
Bethesda, Maryland
March 10, 2006

               CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Corporation's internal control over financial reporting occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION.

None.

                                    PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS.

             Name                    Age                                     Position
Dian C. Taylor                       60       Director since 1991, Chair of the Board since July 1993, and Chief
                                              Executive Officer and President of Artesian Resources Corporation and
                                              its subsidiaries since September 1992.  Ms. Taylor has been employed by the Company since August 1991.  She was formerly a consultant to the Small Business Development Center at the University of Delaware
                                              from February 1991 to August 1991 and Owner and President of
                                              Achievement Resources Inc. from 1977 to 1991.  Achievement Resources,
                                              Inc. specialized in strategic planning, marketing, entrepreneurial and human resources development consulting.  Ms. Taylor was a marketing director for SMI, Inc. from 1982 to 1985.  Ms. Taylor is the sister of
                                              Norman H. Taylor, Jr. and the aunt of John R. Eisenbrey, Jr. and
                                              Nicholle R. Taylor.  She serves on the Executive and Budget Committees.

Kenneth R. Biederman                 62       Director since 1991, Professor of Finance at the College of Business and Economics of the University of Delaware since May 1996.  Interim
                                              Dean of the College of Business and Economics of the University of
                                              Delaware from February 1999 to June 2000.  Dean of the College of
                                              Business and Economics of the University of Delaware from 1990 to
                                              1996.  Director of Chase Manhattan Bank USA from 1993 to 1996.
                                              Formerly a financial and banking consultant from 1989 to 1990 and
                                              President of Gibraltar Bank from 1987 to 1989.  Previously Chief
                                              Executive Officer and Chairman of the Board of West Chester Savings
                                              Bank; Economist and former Treasurer of the State of New Jersey and
                                              Staff Economist for the United States Senate Budget Committee.  He
                                              serves on the Executive; Audit; Budget; Equity Compensation Plan and
                                              Compensation Committees.

John R. Eisenbrey, Jr.               50       Director since 1993, owner and President of Bear Industries, Inc., a privately held contracting firm, for more than twenty-one years.  Mr.
                                              Eisenbrey is also co-owner and President of Peninsula Masonry Inc.
                                              Mr. Eisenbrey is the nephew of Dian C. Taylor and Norman H. Taylor,
                                              Jr. and the cousin of Nicholle R. Taylor.  He serves on the Audit;
                                              Equity Compensation Plan and Compensation Committees.

Norman H. Taylor, Jr.                66       Director since 2001, Manager of Construction, Facilities,
                                              Communications and Transportation of Artesian Water Company, Inc.
                                              since July 1997.  Mr. Taylor has been employed by Artesian Water
                                              Company, Inc. since 1965 and has held various operational and supervisory positions within the Company.  Mr. Taylor is the brother of Dian C. Taylor, the uncle of John R. Eisenbrey, Jr. and the father of Nicholle R. Taylor.  He serves on the Budget Committee.

William C. Wyer                      59       Director since 1991 - Business Consultant, Wyer Group, Inc. from
                                              September 2005.  Previously, Mr Wyer served as Managing Director of
                                              Wilmington Renaissance Corporation (formerly Wilmington 2000) from
                                              January 1998 to August 2005.  Wilmington Renaissance Corporation is a
                                              private organization seeking to revitalize the City of Wilmington,
                                              Delaware.  Mr. Wyer has served as a Director and member of the Audit
                                              Committee of GMAC Bank since August 2001.  President of All Nation
                                              Life Insurance and Senior Vice President of Blue Cross/Blue Shield of
                                              Delaware from September 1995 to January 1998.  Managing Director of
                                              Wilmington 2000 from May 1993 to September 1995.  Formerly President of Wyer Group, Inc. from 1991 to 1993 and Commerce Enterprise Group from 1989 to 1991, both of which are management-consulting firms specializing in operations reviews designed to increase productivity, cut overhead and increase competitiveness, and President of the
                                              Delaware State Chamber of Commerce from 1978 to 1989.  He serves on the Executive; Audit; Budget; Equity Compensation Plan and
                                              Compensation Committees.

Joseph A. DiNunzio                   43       Senior Vice President and Corporate Secretary of Artesian Resources
                                              Corporation and its Subsidiaries since March 2000.  Mr. DiNunzio served as Vice President and Secretary of Artesian Resources
                                              Corporation and its Subsidiaries since January 1995.  Mr. DiNunzio has been employed by the Company since 1989 and has held various executive and management level positions within the Company.  Prior to joining
                                              Artesian, Mr. DiNunzio was employed by PriceWaterhouse Coopers LLP from 1984 to 1989.

Bruce P. Kraeuter                    56       Vice President of Engineering and Planning.  Mr. Kraeuter has served as an officer since March 1995.  He currently serves as an officer of
                                              Artesian Resources Corporation, Artesian Water Company, Inc., Artesian
                                              Wastewater Management, Inc., Artesian Utility Development, Inc. and
                                              Artesian Water Pennsylvania, Inc.  Mr. Kraeuter has been employed by the Company since July 1989 and has held various executive and operational positions within the Company.  Mr. Kraeuter served as
                                              Senior Engineer with the Water Resources Agency for New Castle County,
                                              Delaware from 1974 to 1989.

John J. Schreppler, II               49       Vice President, Assistant Secretary and General Counsel of Artesian
                                              Resources Corporation and its Subsidiaries since July 2000. Prior to joining the Company, he practiced law in Wilmington, Delaware as
                                              John J. Schreppler, II P.A. from February 1999, and before that as a partner in The Bayard Firm from 1988 to 1999.

David B. Spacht                      46       Vice President, Chief Financial Officer and Treasurer of Artesian
                                              Resources Corporation and its Subsidiaries since January 1995.  The
                                              Company has employed Mr. Spacht since 1980 and he has held various executive and management level positions within the Company.

Nicholle R. Taylor                   38       Vice President.  Ms. Taylor has served as an officer since May 2004.
                                              She  currently serves as an officer of Artesian Resources Corporation and its Subsidiaries.  Ms. Taylor has been employed by the Company since 1991 and has held various management level and operational positions within the Company.  Ms. Taylor is the daughter of Norman H.
                                              Taylor, Jr., the niece of Dian C. Taylor and the cousin of John R.
                                              Eisenbrey, Jr.

John M. Thaeder                      48       Vice President of Operations.  Mr. Thaeder has served as an officer since February 1998.  He currently serves as an officer of Artesian
                                              Resources Corporation, Artesian Water Company, Inc., Artesian
                                              Wastewater Management, Inc., Artesian Water Pennsylvania, Inc. and
                                              Artesian Utility Development, Inc.  Prior to joining the Company, Mr.
                                              Thaeder was employed by Hydro Group, Inc. from 1996 to 1998 as
                                              Southeastern District Manager of Sales and Operations from Maryland to
                                              Florida.  During 1995 and 1996, Mr. Thaeder was Hydro Group's Sales
                                              Manager of the Northeast Division with sales responsibilities from
                                              Maine to Florida.  From 1988 to 1995, he served as District Manager of the Layne Well and Pump Division of Hydro Group.

In accordance with the provisions of the Company's By-laws, the Board is divided into three classes. Members of each class serve for three years and one class is elected each year to serve a term until his or her successor shall have been elected and qualified or until earlier resignation or removal. Kenneth R. Biederman has been nominated for election to the Board of Directors to be voted by the Class B shareholders at the Annual Meeting to be held on May 12, 2006.

Directors receive an annual retainer fee of $10,000 paid in advance. Each director receives $1,500 for each Board meeting attended, $750 for each committee meeting attended on the day of a regular board meeting, $1,500 for each committee meeting attended on any other day, and $450 per diem for workshops. The chair of each committee receives an annual retainer of $1,000. The members of the Audit Committee receive an annual retainer fee of $2,500.

The executive officers are elected or approved by our Board or our appropriate subsidiary to serve until his or her successor is appointed or shall have been qualified or until earlier death, resignation or removal.

During fiscal year 2005, the Board of Directors had a standing audit committee, consisting of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer. The Board of Directors has also determined that each member of the audit committee meets the independence requirements prescribed by the listing standards of the Nasdaq National Market and the rules and regulations of the Securities and Exchange Commission. The Board of Directors has further determined that Mr. Biederman, a member of the audit committee, is an "audit committee financial expert" as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC. Mr. Biederman meets the independence criteria prescribed by applicable law and the rules of the SEC for audit committee membership and is an "independent director" as defined in the NASD Rule 4200(a)(15). The Board of Directors has determined that a majority of the Board of Directors meet the independence requirements prescribed by the listing standards of the Nasdaq National Market.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, directors, officers and certain beneficial owners of the Company's equity securities are required to file reports of their transactions in the Company's equity securities with the Securities and Exchange Commission on specified due dates. With respect to the fiscal year 2005, reports of transactions by all directors, officers and such beneficial holders were timely filed. In making this statement, the Company has relied on the written representations of its directors, officers and holders of more than ten percent (10%) of either class of our outstanding common stock ten percent (10%) stockholders and copies of the reports that they filed with the Securities and Exchange Commission.

ITEM 11. - EXECUTIVE COMPENSATION.

The following table sets forth a summary of the compensation for the three most recent fiscal years earned by the Chief Executive Officer and the next four highest paid executive officers whose annual salaries and bonuses exceeded $100,000 for the fiscal year 2005.

                                                                   SUMMARY COMPENSATION TABLE

                                                                                            Long Term
                                                  Annual Compensation                     Compensation
                               ----------------------------------------------------     ----------------
                                                                          Other           Securities
Name and Principal                                                        Annual          Underlying        All Other
Position                       Year       Salary          Bonus        Compensation       Options (#)   Compensation ($)(4)
Dian C. Taylor                 2005      $ 308,962     $   80,760(1)    $  36,564            7,500          $  27,994(4)
  Director, Chair,             2004      $ 259,927     $    1,529       $  47,556(3)         4,500          $  26,077(4)
  CEO & President              2003      $ 271,401     $  111,211(2)    $  25,148(3)         4,500          $  24,237(4)

Joseph A. DiNunzio             2005      $ 217,018     $   39,800(1)    $   2,292            7,500          $  21,558(4)
  Senior Vice President &      2004      $ 177,294     $      545       $   4,898            4,500          $  17,713(4)
  Corporate Secretary          2003      $ 177,519     $   32,210(2)    $   1,296            4,500          $  16,905(4)

David B. Spacht                2005      $ 169,289     $   30,803(1)    $   1,662            7,500          $  18,674(4)
  Vice President,              2004      $ 159,334     $    5,366       $   4,862            4,500          $  16,980(4)
  Chief Financial Officer      2003      $ 154,638     $   24,515(2)    $     992            4,500          $  16,397(4)
  & Treasurer

Bruce P. Kraeuter              2005      $ 173,879     $   40,728(1)    $   1,931            7,500          $  17,483(4)
  Vice President of            2004      $ 148,741     $    1,542       $   5,089            4,500          $  14,469(4)
  Engineering & Planning       2003      $ 136,794     $   24,687(2)    $   1,583            4,500          $  13,980(4)

John M. Thaeder                2005      $ 173,879     $   39,833(1)    $   1,453            7,500          $   8,742(4)
  Vice President of            2004      $ 151,829     $      544       $   5,210            4,500          $   7,619(4)
  Operations                   2003      $ 136,794     $   33,562(2)    $   1,809            4,500          $   7,571(4)

(1) Includes the realized value of the stock awards and cash bonuses approved by the Compensation Committee on February 2, 2005 under the Company's Cash and Stock Bonus Compensation Plan to Ms. Taylor and Messrs. DiNunzio, Spacht, Kraeuter and Thaeder. Ms. Taylor received 1,500 shares of Class A Stock and $36,760 in cash. Mr. DiNunzio received 750 shares of Class A Stock and $21,083 in cash. Mr. Spacht received 500 shares of Class A Stock and $14,055 in cash. Mr. Kraeuter received 750 shares of Class A Stock and $17,799 in cash. Mr. Thaeder received 750 shares of Class A Stock and $17,799 in cash. The cash portions of the bonuses were issued to cover the individual tax liability associated with the stock bonuses issued. The fair market value of the Class A Stock issued (and included in the table above) was $28.11 per share based on the closing price on the Nasdaq National Market on the date of the award.
(2) Includes the realized value of the stock awards and cash bonuses approved by the Compensation Committee on October 29, 2003 under the Company's Cash and Stock Bonus Compensation Plan to Ms. Taylor and Messrs. DiNunzio, Spacht, Kraeuter and Thaeder. Ms. Taylor received $110,000 in cash. Mr. DiNunzio received 750 shares of Class A Stock and $12,077 in cash. Mr. Spacht received 500 shares of Class A Stock and $7,614 in cash. Mr. Kraeuter received 500 shares of Class A Stock and $7,773 in cash. Mr. Thaeder received 750 shares of Class A Stock and $12,613 in cash. The cash portions of the bonuses for Messrs. DiNunzio, Spacht, Kraeuter and Thaeder were issued to cover the individual tax liability associated with the stock bonus issued. The fair market value of the Class A Stock issued (and included in the table above) was $26.30 per share based on the closing price on the Nasdaq National Market on the date of the award.
(3) Includes $30,950 in 2005, $22,900 in 2004 and $22,400 in 2003 received as compensation for attendance at meetings of the Board and its committees. In 2004, Ms. Taylor received $23,355 in medical expense reimbursements from the Company's Officer's Medical Reimbursement Plan.

(4) The Company contributes two percent of an eligible employee's gross earnings to the 401(k) Plan. In addition, the Company matches fifty percent of the first six percent of the employee's gross earnings that the employee contributes to the 401(k) Plan. The amounts disclosed in this column include our contributions under the 401(k) Plan for the fiscal year 2005- Ms. Taylor $12,499, Mr. DiNunzio $10,659, Mr. Spacht $8,473, Mr. Kraeuter $8,742 and
    Mr. Thaeder $8,742; for the fiscal year 2004 - Ms. Taylor $13,053, Mr. DiNunzio $8,848, Mr. Spacht $7,709, Mr. Kraeuter $7,004 and Mr. Thaeder $7,619; and for the fiscal year 2003 - Ms. Taylor $11,142, Mr. DiNunzio $8,345, Mr. Spacht $7,447, Mr. Kraeuter $7,380 and Mr. Thaeder $7,571. In addition, effective October 1, 1994, the Company established a Supplemental 401(k) Retirement Plan (the "Supplemental Plan"). All employees hired before April 26, 1994 and under the age of sixty at that date are eligible for the Supplemental Plan. Employees over the age of sixty waived participation in the Supplemental Plan in order to receive Company paid medical, dental and life insurance benefits upon retirement. The Company will not provide such benefits to any other current or future employees. The amounts disclosed in this column also include our contributions under the Supplemental Plan for the fiscal year 2005 - Ms. Taylor $15,496, Mr. DiNunzio $10,899, Mr. Spacht $10,201 and Mr. Kraeuter $8,742; for the fiscal year 2004 - Ms. Taylor $13,024, Mr. DiNunzio $8,865, Mr. Spacht $9,271 and Mr. Kraeuter $7,464; and for the fiscal year 2003 - Ms. Taylor $13,095, Mr. DiNunzio $8,560, Mr. Spacht $8,951 and Mr. Kraeuter $6,601.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information regarding options granted in the 2005 fiscal year to the executive officers named in the Summary Compensation Table.

                                                                                                     Potential Realizable Value at
                                                                                                        Assumed Annual Rates of
                                                                                                      Stock Price Appreciation for
                                                   Individual Grants                                        Option Term(1)
                      -----------------------------------------------------------------------      -------------------------------
                         Number of       % of Total     Market       Exercise
                         Securities        Options      Price         Or Base
                         Underlying      Granted to       on           Price
                          Options         Employees      Date           per
                          Granted         in Fiscal       of           Share      Expiration
Name                        (#)              Year        Grant         ($/Sh)        Date          0%($)      5% ($)       10% ($)
----                       ------            ----        -----         ------        ----          -----      ------       ------
Dian C. Taylor            7,500(2)          12.25        $29.55         $29.55      12/20/15       $0.00     $139,379     $353,214

Joseph A. DiNunzio        7,500(2)          12.25        $29.55         $29.55      12/20/15       $0.00     $139,379     $353,214

David B. Spacht           7,500(2)          12.25        $29.55         $29.55      12/20/15       $0.00     $139,379     $353,214

Bruce P. Kraeuter         7,500(2)          12.25        $29.55         $29.55      12/20/15       $0.00     $139,379     $353,214

John M. Thaeder           7,500(2)          12.25        $29.55         $29.55      12/20/15       $0.00     $139,379     $353,214

(1) Amounts represent the hypothetical gains that could be achieved from the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of zero percent (0%), five percent (5%) and ten percent (10%) compounded annually from the date the respective options were granted to their expiration date based upon the grant price.

(2) Option granted for Class A Stock under the 2005 Equity Compensation Plan. The grant was made on December 20, 2005 and the shares underlying the option granted were fully exercisable on the date of grant.

OPTION EXERCISES AND FISCAL YEAR END VALUES

The following table provides certain information concerning option exercises during 2005 by the executive officers named in the Summary Compensation Table and year end option values:

               Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

                             Shares                        Number of Securities            Value of Unexercised
                            Acquired                      Underlying Unexercised               In-the-Money
                               on                            Options at Fiscal              Options at Fiscal
                            Exercise        Value              Year End (#)                    Year End ($)
          Name                 (#)        Realized     Exercisable/Unexercisable(1)    Exercisable/Unexercisable(2)
          -----                ---        --------     ----------------------------    ----------------------------
Dian C. Taylor                7,500       $  98,339          43,500/-------               $499,772/----------

Joseph A. DiNunzio            6,000       $ 124,452           39,948/1,302                  $401,738/$9,540

David B. Spacht                347        $   7,159           36,878/------                   $348,592/---

Bruce P. Kraeuter              400        $   5,825            37,100/---                     $353,339/--

John M. Thaeder               1,291       $  20,011             35,166/--                     $319,297/--

(1) All securities represent options to purchase shares of the Class A Stock.

(2) Based on $29.60 per share, which was the last reported sale price of the Company's Class A Stock as reported by Nasdaq on December 31, 2005.

The Company has an Officer's Medical Reimbursement Plan that reimburses officers for certain medical expenses not covered under the Company's medical insurance plan.

The Company has a Cash and Stock Bonus Compensation Plan for officers. The purpose of this plan is to compensate the officers of the Artesian Resources and Artesian Water, as appointed by the Board of Directors, for their contributions to the long-term growth and prosperity of the Company in the form of cash or shares of the Class A Stock of the Company. Compensation in the form of a bonus of the Class A Stock of the Company paid to such officers also serves to increase such officers' proprietary interest in the Company. Effective May 25, 2005 no additional grants shall be made pursuant to this plan.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of the equity securities of the Company, as of February 27, 2006, for each director, each executive officer named in the Summary Compensation Table, each beneficial owner of more than five percent (5%) of the outstanding shares of any class of the Company's voting securities and all directors and executive officers as a group, based in each case on information furnished to the Company. Addresses are provided for each beneficial owner of more than five percent (5%) of the Company's voting securities.

                                 Class A Non-Voting Class B Common
                                         Common Stock(1)                              Stock(1)
                                ----------------------------------     ---------------------------------------
                                     Shares         Percent(2)             Shares            Percent(2)
                                     ------         ----------             ------            ----------
Dian C. Taylor (3)                   93,419             2.7                105,148              17.9
664 Churchmans Road
Newark, Delaware 19702

Kenneth R. Biederman (3)             52,750             1.5                   ----              ----

John R. Eisenbrey, Jr. (3)(4)        58,594             1.7                 30,472               5.2
15 Albe Drive
Newark, Delaware 19702

Norman H. Taylor, Jr. (3) (5)        51,100             1.5                182,830              31.1
1597 Porter Road
Bear, Delaware 19701

William C. Wyer(3)                   52,500             1.5                   ----

Joseph A. DiNunzio (3) (6)           49,706             1.4                   ----

Bruce P. Kraeuter (3)                50,999             1.5                   ----

David B. Spacht (3)                  40,592             1.2                    126

John M. Thaeder (3)                  44,193             1.3                    900

Louisa Taylor Welcher (7)            34,173             1.0                 90,671              15.4
219 Laurel Avenue
Newark, DE  19711

Directors and Executive             566,958            14.2                322,411              54.9
Officers as a Group (11
Individuals)(3)

(1) The nature of ownership consists of sole voting and investment power unless otherwise indicated. The amount also includes all shares issuable to such person or group upon the exercise of options held by such person or group to the extent such options are exercisable within 60 days after February 27, 2006.

(2) The percentage of the total number of shares of the class outstanding is shown where that percentage is one percent or greater. Percentages for each person are based on the aggregate number of shares of the applicable class outstanding as of February 27, 2006, and all shares issuable to such person upon the exercise of options held by such person, to the extent such options are exercisable within 60 days of that date.

(3) Includes options to purchase shares of the Company's Class A Stock, as follows: Ms. Taylor (43,500 shares); Mr. Biederman (43,500 shares); Mr. Eisenbrey, Jr. (28,093 shares); Mr. Taylor (25,500 shares); Mr. Wyer (43,500 shares); Mr. DiNunzio (41,250 shares); Mr. Kraeuter (37,100 shares); Mr. Spacht (36,803 shares); and Mr. Thaeder (35,069 shares).

(4) Includes 520 shares of the Class B Stock owned by a trust, of which Mr. Eisenbrey, Jr. is a trustee and has a beneficial ownership interest, and 1,037 shares of the Class B Stock held in custodial accounts for Mr. Eisenbrey, Jr.'s daughters.

(5) Includes 1,077 shares of the Class B Stock and 296 shares of the Class A Stock owned by Mr. Taylor's wife for which Mr. Taylor disclaims beneficial ownership.

(6) Includes 20 shares of the Class A Stock held in custodial accounts for Mr. DiNunzio's sons.

(7) Includes 96 shares of the Class B Stock held jointly by Ms. Welcher's husband and son, and 225 shares of the Class A Stock held by Ms. Welcher's husband for which Ms. Welcher disclaims beneficial ownership.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14. - PRINCIPAL ACCOUNTANT FEES AND SERVICES.

FEES BILLED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Company filed a Form 8-K in the third quarter of 2005 pursuant to the resignation of KPMG LLP and engagement of BDO Seidman LLP, or "BDO".

The following table sets forth the aggregate fees billed to the Company for the fiscal years 2005 and 2004 by the independent registered public accounting firm, KPMG LLP:

              In thousands                     2005           2004
              Audit Fees                      $  298         $  206
              Audit-Related Fees                  46              0
              Tax Fees                            30             31
              All Other Fees                     ---            ---
                                              ------         ------
              Total Fees                      $  374         $  237
                                              ======         ======

The following table sets forth the aggregate fees billed to the Company for the fiscal year 2005 by the independent registered public accounting firm, BDO Seidman LLP:

              In thousands                     2005
              Audit Fees                      $  55
              Audit-Related Fees                 30
              Tax Fees                          ---
              All Other Fees                    ---
                                              -----
              Total Fees                      $  85
                                              =====

Audit fees billed by BDO for 2005 include approximately $38,000 in fees related to internal control audit services provided to the Company. Approximately 60% of the total hours spent on audit and audit-related services for the Company for the year ended December 31, 2005 was spent by McBride, Shopa and Company, one of the members of the BDO Alliance network of firms. Such members are not full time, permanent employees of BDO. McBride, Shopa and Company was, however, directly engaged to perform the Company's 401(k) Plan audit for the fiscal years ended 2005 and 2004. The fees billed to the Company for the 401(k) Plan's audit was $15,000 and $11,200 for 2005 and 2004 respectively.

Audit Fees: consist primarily of fees for year-end audit including audit of the Company's internal control over financial reporting and the review of the financial statements included in the registrant's Form 10-Qs.

Audit-Related Fees: consist primarily of fees billed for assurance, compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and related services that are reasonably related to the performance of the audit or review of the registrant's financial statements.

Tax Fees: consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, return preparation and tax audits.

All Other Fees: consist of fees for services other than described above. The independent registered public accounting firm did not provide any other services to the Company in 2005 and 2004.

Pursuant to policy, the Audit Committee pre-approves audit and tax services for the year as well as non-audit services to be provided by the independent registered public accounting firm. Any changes in the amounts quoted are also subject to pre-approval by the committee. All of the tax fees paid in 2005 and 2004 were pre-approved by the committee.

The Audit Committee of the Company's Board of Directors has considered whether BDO's provision of the services described above for the fiscal year ended December 31, 2005, is compatible with maintaining its independence. In addition, the Audit Committee also considered services performed by McBride, Shopa and Company to determine its compatability with maintaining independence.

ITEM 15. - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

                                                                                              Page(s)*
The following documents are filed as part of this report:

      (1) Financial Statements:

          Reports of Independent Registered Public Accountants                                 49-50

          Consolidated Balance Sheets at December 31, 2005 and 2004                               26

          Consolidated Statements of Operations for the three years ended December
          31, 2005                                                                                27

          Consolidated Statements of Cash Flows for the three years ended December
          31, 2005                                                                                28

          Consolidated Statements of Changes in Stockholders' Equity for the three
          years ended December 31, 2005                                                        29-30

          Notes to Consolidated Financial Statements                                           31-48

      (2) Financial Statement Schedule:

          Schedule II: Valuation and Qualifying Accounts                                         73

      (3) Exhibits:  see the exhibit list below                                                65-66

     * Page number shown refers to page number in this Report on Form 10-K

                         ARTESIAN RESOURCES CORPORATION
                             FORM 10-K ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 2005

               EXHIBIT LIST
Exhibit
Number   Description

 3.1 Restated Certificate of Incorporation of the Company effective April 28, 2004 incorporated by reference to Exhibit 3.1 filed with the Company's Form 10-Q for the quarterly period ended March 31, 2004.

 3.2 By-laws of the Company effective March 26, 2004 incorporated by reference to Exhibit 3.3 filed with the Company's Form 10-Q for the quarterly period ended March 31, 2004.

 4.1 Eighteenth Supplemental Indenture dated as of August 1, 2005, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

 4.2 Seventeenth supplemental Indenture dated as of December 1, 2003 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to
         Exhibit 4.1 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

 4.3 Sixteenth supplemental Indenture dated as of January 31, 2003 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to
         Exhibit 4.2 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

 4.4 Fifteenth supplemental Indenture dated as of December 1, 2000 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to
         Exhibit 4.1 filed with the Company's Form 10-Q for the quarterly period ended March 31, 2002.

 4.5 Thirteenth and Fourteenth Indentures dated as of June 17, 1997 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to
         Exhibit 4 filed with the Company's Form 10-Q for the quarterly period ended June 30, 1997.

 4.6 Twelfth Supplemental Indenture dated as of December 5, 1995 between Artesian Water Company, Inc. subsidiary of the Company and Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

 4.7 Eleventh Supplemental Indenture dated as of February 16, 1993 between Artesian Water Company, Inc., subsidiary of the Company and Principal Mutual Life Insurance Company. Incorporated by reference to Exhibit 4(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

 4.8 Tenth Supplemental Indenture dated as of April 1, 1989 between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4 (a) filed with the Company's Registration Statement on Form 10 filed April 30, 1990 and as amended by Form 8-K filed on June 19, 1990.

10.1 Agreement of Sale between Artesian Development Corporation and The Commonwealth Group, dated as of August 5, 2005. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.2 Artesian Resources Corporation 2005 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. **

10.3 Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan, as amended. Incorporated by reference to Exhibit
         10.4 filed with the Company's Form 10-Q for the quarterly period ended June 30, 2003.**

10.4 Artesian Resources Corporation Cash and Stock Bonus Compensation Plan for Officers incorporated by reference to Exhibit 10(d) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**

10.5 Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.6 Officer's Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.**

16       Letter re change in certifying accountant. Incorporated by reference to
         Exhibit 16 filed with the Company's Form 8-K filed on August 15, 2005.

21       Subsidiaries of the Company as of December 31, 2005.

23.1     Consent of BDO Seidman LLP

23.2     Consent of KPMG LLP

24.1     Power of Attorney (included on signature page).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------
** Compensation plan or arrangement required to be filed or incorporated as an exhibit.

                                   SIGNATURES
                         ARTESIAN RESOURCES CORPORATION


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date: March 17, 2006                  By: /s/ DAVID B. SPACHT
                                        David B. Spacht, Vice President, Chief
                                           Financial Officer and Treasurer

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

              Signature                                    Title                                         Date
Principal Executive Officer:
/s/ DIAN C. TAYLOR
Dian C. Taylor                                  President and Chief Executive Officer                March 17, 2006

Principal Financial and Accounting Officer:
/s/ DAVID B. SPACHT                             Vice President, Chief Financial Officer
David B. Spacht                                 and Treasurer                                        March 17, 2006

Directors:
/s/ DIAN C. TAYLOR
Dian C. Taylor                                  Director                                             March 17, 2006

/s/ NORMAN H. TAYLOR, JR.
Norman H. Taylor, Jr.                           Director                                             March 17, 2006

/s/ KENNETH R. BIEDERMAN
Kenneth R. Biederman                            Director                                             March 17, 2006

/s/ WILLIAM C. WYER
William C. Wyer                                 Director                                             March 17, 2006

/s/ JOHN R. EISENBREY, JR.
John R. Eisenbrey, Jr.                          Director                                             March 17, 2006

                         ARTESIAN RESOURCES CORPORATION
                             FORM 10-K ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 2005

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

 4.1 Eighteenth Supplemental Indenture dated as of August 1, 2005, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

 4.2 Seventeenth supplemental Indenture dated as of December 1, 2003 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to
         Exhibit 4.1 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

 4.3 Sixteenth supplemental Indenture dated as of January 31, 2003 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to
         Exhibit 4.2 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

 4.4 Fifteenth supplemental Indenture dated as of December 1, 2000 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to
         Exhibit 4.1 filed with the Company's Form 10-Q for the quarterly period ended March 31, 2002.

 4.5 Thirteenth and Fourteenth Indentures dated as of June 17, 1997 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to
         Exhibit 4 filed with the Company's Form 10-Q for the quarterly period ended June 30, 1997.

 4.6 Twelfth Supplemental Indenture dated as of December 5, 1995 between Artesian Water Company, Inc. subsidiary of the Company and Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

 4.7 Eleventh Supplemental Indenture dated as of February 16, 1993 between Artesian Water Company, Inc., subsidiary of the Company and Principal Mutual Life Insurance Company. Incorporated by reference to Exhibit 4(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

 4.8 Tenth Supplemental Indenture dated as of April 1, 1989 between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4 (a) filed with the Company's Registration Statement on Form 10 filed April 30, 1990 and as amended by Form 8-K filed on June 19, 1990.

10.1 Agreement of Sale between Artesian Development Corporation and The Commonwealth Group, dated as of August 5, 2005. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.2 Artesian Resources Corporation 2005 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. **

10.3 Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan, as amended. Incorporated by reference to Exhibit
         10.4 filed with the Company's Form 10-Q for the quarterly period ended June 30, 2003.**

10.4 Artesian Resources Corporation Cash and Stock Bonus Compensation Plan for Officers incorporated by reference to Exhibit 10(d) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**

10.5 Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.6 Officer's Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.**

16       Letter re change in certifying accountant. Incorporated by reference to
         Exhibit 16 filed with the Company's Form 8-K filed on August 15, 2005.

21       Subsidiaries of the Company as of December 31, 2005.

23.1     Consent of BDO Seidman LLP

23.2     Consent of KPMG LLP

24.1     Power of Attorney (included on signature page).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------
** Compensation plan or arrangement required to be filed or incorporated as an exhibit.