Form 10-Q
period 2006-03-31
ARTESIAN RESOURCES CORP
filed 2006-05-10
CIK 863110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       Or

        [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from _____ to _____

                        Commission file number 000-18516

                         ARTESIAN RESOURCES CORPORATION
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                            51-0002090
         --------------------------------        -------------------------------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)              Identification No.)

           664 CHURCHMANS ROAD, NEWARK, DELAWARE               19702
         -----------------------------------------------------------------------
          (Address of principal executive offices)           (Zip Code)

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

      [X]  Yes      [ ]  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the (Exchange Act):
     [ ]  Yes       [X]  No

As of May 2, 2006, 3,439,904 shares of Class A Non-Voting Common Stock and 587,680 shares of Class B Common Stock were outstanding.

                                       ARTESIAN RESOURCES CORPORATION
                                             INDEX TO FORM 10-Q

PART I             -   FINANCIAL INFORMATION:

         ITEM 1    -      FINANCIAL STATEMENTS                                                      Page(s)
                          Consolidated Balance Sheet
                          March 31, 2006 and December 31, 2005 (unaudited)                             3

                          Consolidated Statement of Income
                          for the quarter ended March 31, 2006 and 2005 (unaudited)                    4

                          Consolidated Statement of Retained Earnings
                          for the quarter ended March 31, 2006 and 2005 (unaudited)                    5

                          Consolidated Statement of Cash Flows
                          for the quarter ended March 31, 2006 and 2005 (unaudited)                   5 - 6

                          Notes to the Consolidated Financial Statements                             7 - 12

         ITEM 2    -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                             12 - 17

         ITEM 3    -      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                   17

         ITEM 4    -      CONTROLS AND PROCEDURES                                                      17

PART II            -      OTHER INFORMATION:

         ITEM 1    -      LEGAL PROCEEDINGS                                                            18

         ITEM 1A   -      RISK FACTORS                                                                 18

         ITEM 5    -      OTHER INFORMATION                                                            18

         ITEM 6    -      EXHIBITS                                                                     18

SIGNATURES                                                                                             19

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                            ARTESIAN RESOURCES CORPORATION
                                              CONSOLIDATED BALANCE SHEET
                                                       Unaudited
                                                    (In thousands)

                                                                                March 31, 2006      December 31, 2005
                                                                                --------------      -----------------
ASSETS
Utility plant, at original cost less accumulated depreciation                         $232,586               $227,566
Current assets
  Cash and cash equivalents                                                              1,214                  1,359
  Accounts receivable, net                                                               4,014                  4,281
  Unbilled operating revenues                                                            2,100                  2,374
  Materials and supplies-at cost on FIFO basis                                             961                  1,008
  Prepaid property taxes                                                                   441                    851
  Prepaid expenses and other                                                               556                    533
                                                                                      --------               --------
Total current assets                                                                     9,286                 10,406
                                                                                      --------               --------
Other assets
  Non-utility property (less accumulated depreciation 2006-$134;
  2005-$129)                                                                               311                    316
  Other deferred assets                                                                  3,849                  3,693
                                                                                      --------               --------
Total other assets                                                                       4,160                  4,009
Regulatory assets, net                                                                   1,692                  1,873
                                                                                      --------               --------
                                                                                      $247,724               $243,854
                                                                                      ========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
  Common stock                                                                        $  4,020               $  4,014
  Additional paid-in capital                                                            43,626                 43,469
  Retained earnings                                                                     10,428                 10,330
                                                                                      --------               --------
Total stockholders' equity                                                              58,074                 57,813
Long-term debt, net of current portion                                                  92,270                 92,379
                                                                                      --------               --------
                                                                                       150,344                150,192
                                                                                      --------               --------

Current liabilities
  Notes payable                                                                          1,521                  1,786
  Current portion of long-term debt                                                        302                    301
  Accounts payable                                                                       1,779                  2,790
  Accrued expenses                                                                       2,382                  1,948
  Overdraft payable                                                                      2,186                  1,417
  Income Tax Payable                                                                       ---                    111
  Deferred income taxes                                                                     89                    269
  Interest accrued                                                                         496                    354
  Customer deposits                                                                        473                    469
  Other                                                                                  3,133                  2,793
                                                                                      --------               --------
Total current liabilities                                                               12,361                 12,238
                                                                                      --------               --------
Deferred credits and other liabilities
  Net advances for construction                                                         24,540                 24,404
  Postretirement benefit obligation                                                      1,078                  1,097
  Deferred investment tax credits                                                          783                    789
  Deferred income taxes                                                                 18,620                 17,784
                                                                                      --------               --------
Total deferred credits and other liabilities                                            45,021                 44,074
                                                                                      --------               --------
Commitments and contingencies
Net contributions in aid of construction                                                39,998                 37,350
                                                                                      --------               --------
                                                                                      $247,724               $243,854
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

                                          ARTESIAN RESOURCES CORPORATION
                                         CONSOLIDATED STATEMENT OF INCOME
                                                     Unaudited
                                     (In thousands, except per share amounts)

                                                                                            For the Quarter
                                                                                             Ended March 31,
                                                                                             ---------------
                                                                                        2006                 2005
                                                                                        ----                 ----
OPERATING REVENUES
   Water sales                                                                       $10,015               $9,295
   Other utility operating revenue                                                       225                  225
   Non-utility revenue                                                                   249                  382
                                                                                     -------               ------
                                                                                      10,489                9,902
                                                                                     -------               ------

OPERATING EXPENSES
   Utility operating expenses                                                          5,802                5,377
   Non-utility operating expenses                                                        182                  255
   Depreciation and amortization                                                       1,165                1,042
   State and federal income taxes                                                        653                  640
   Property and other taxes                                                              634                  581
                                                                                     -------               ------
                                                                                       8,436                7,895
                                                                                     -------               ------

OPERATING INCOME                                                                       2,053                2,007

OTHER INCOME, NET
   Allowance for funds used during construction                                           35                   51
   Other income, net                                                                     411                  377
                                                                                     -------               ------

INCOME BEFORE INTEREST CHARGES                                                         2,499                2,435

INTEREST CHARGES                                                                       1,503                1,481
                                                                                     -------               ------

NET INCOME                                                                           $   996               $  954
                                                                                     =======               ======

INCOME PER COMMON SHARE:
   Basic                                                                             $  0.25               $ 0.24
                                                                                     =======               ======
   Diluted                                                                           $  0.24               $ 0.23
                                                                                     =======               ======
CASH DIVIDEND PER COMMON SHARE                                                       $  0.22               $ 0.21
                                                                                     =======               ======
AVERAGE COMMON SHARES OUTSTANDING
   Basic                                                                               4,018                3,967
                                                                                     =======               ======
   Diluted                                                                             4,145                4,094
                                                                                     =======               ======

See notes to the consolidated financial statements.

                                          ARTESIAN RESOURCES CORPORATION
                                    CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                                     Unaudited
                                                  (In thousands)
                                                                                             For the Quarter
                                                                                              Ended March 31,
                                                                                              ---------------
                                                                                           2006              2005
                                                                                           ----              ----
Balance, beginning of period                                                         $   10,330          $  8,765
Net income                                                                                  996               954
                                                                                     ----------          --------
                                                                                         11,326             9,719
Less: Dividends                                                                             898               843
                                                                                     ----------          --------
Balance, end of period                                                               $   10,428             8,876
                                                                                     ==========          ========

See notes to the consolidated financial statements.

                                          ARTESIAN RESOURCES CORPORATION
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     Unaudited
                                                  (In thousands)
                                                                                              For the Quarter
                                                                                               Ended March 31,
                                                                                               ---------------
                                                                                           2006              2005
                                                                                           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                                           $      996          $    954
Adjustments to reconcile net income to net cash
       provided by operating activities:
   Depreciation and amortization                                                          1,165             1,041
   Deferred income taxes, net                                                               650               636
   Allowance for funds used during construction                                             (35)              (51)
Changes in assets and liabilities:
   Accounts receivable, net                                                                 266               591
   Income tax payable                                                                      (111)               --
   Unbilled operating revenues                                                              275               415
   Materials and supplies                                                                    46                21
   Prepaid property taxes                                                                   411               382
   Prepaid expenses and other                                                               (23)               (1)
   Other deferred assets                                                                   (218)             (234)
   Regulatory assets                                                                        181                17
   Postretirement benefit obligation                                                        (19)              (18)
   Accounts payable                                                                      (1,011)             (941)
   Accrued expenses                                                                         435              (389)
   Interest accrued                                                                         142               137
   Customer deposits and other, net                                                         344               682
                                                                                     ----------          --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 3,494             3,242
                                                                                     ----------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures (net of AFUDC)                                                   (6,154)           (4,852)
   Investment in Aquastructure                                                               37               ---
   Proceeds from sale of assets                                                               1                 4
                                                                                     ----------          --------

NET CASH USED IN INVESTING ACTIVITIES                                                    (6,116)           (4,848)
                                                                                     ----------          --------

                                          ARTESIAN RESOURCES CORPORATION
                                 CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                                    Unaudited
                                                  (In thousands)
                                                                                            For the Quarter
                                                                                             Ended March 31,
                                                                                             ---------------
                                                                                        2006                2005
                                                                                        ----                ----
CASH FLOW FROM FINANCING ACTIVITIES
   Net borrowings (repayments) under line of credit agreements                          (265)              1,411
   Proceeds from issuance of long-term debt                                               ---                252
   Restricted funds from issuance of tax-free bonds                                       ---                503
   Overdraft payable                                                                      768                (56)
   Net advances and contributions in aid of construction                                2,792              1,242
   Principal repayments of long-term debt                                               (108)               (853)
   Net proceeds from issuance of common stock                                             163                403
   Dividends                                                                            (898)               (843)
   Deferred debt issuance costs                                                            25                 15
                                                                                     --------            -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                               2,477              2,074
                                                                                     --------            -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
   EQUIVALENTS                                                                          (145)                468

CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD                                                                               1,359              1,217
                                                                                     --------            -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  1,214            $ 1,685
                                                                                     ========            =======
Supplemental Disclosures of Cash Flow Information:
   Interest paid                                                                     $  1,319            $ 1,324
                                                                                     ========            =======
   Income taxes paid                                                                 $    114            $   ---
                                                                                     ========            =======

 See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Artesian Resources Corporation, or Artesian Resources, operates as a holding company, whose income is derived from the earnings of our five wholly owned subsidiary companies and our one-third interest in AquaStructure Delaware, L.L.C., a Limited Liability Corporation whose primary activity is marketing wastewater services. The terms "we", "our" and the "Company" as used herein refer to Artesian Resources and its subsidiaries.

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

Our other water utility subsidiary, Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, began operations in 2002, providing water service to a residential community, consisting of 39 customers, in Chester County. On February 4, 2005, the Pennsylvania Public Utilities Commission approved our application to increase our service area to encompass four specific developments that are expected to add 350 customers over 10 years.

Another subsidiary of ours, Artesian Wastewater Management, Inc., or Artesian Wastewater, is a regulated entity that owns wastewater infrastructure and provides wastewater services in Delaware. Artesian Wastewater is currently providing service to two communities in Sussex County, Delaware.

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

Stock Compensation Plans
------------------------

We maintain an equity compensation plans that provide for grants of stock options and restricted stock awards and other forms of stock compensation to our directors, officers and key employees. Prior to May 25, 2005, we maintained three stock compensation plans. No further equity compensation can be issued under those plans. On May 25, 2005, the Company's stockholders approved a new Equity Compensation Plan, or the Plan, which authorized up to 500,000 shares of Class A Non-Voting Common Stock for issuance. Approximately $13,000 in compensation expense was recorded during the three months ended March 31, 2006 for stock bonus grants issued under the Equity Compensation Plan.

Adoption of New Accounting Guidance and Transition

Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, ("APB 25") as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123").

No compensation cost was recognized between January 1, 2005 and January 1, 2006 related to stock option grants as they all had an exercise price equal to the market value of the underlying common stock on the date of grant. Vesting terms are determined by the Compensation Committee at the time of grant.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations ("SFAS No. 123R") using the modified-prospective transition method. Under that method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost related to stock awards granted prior to, but not vested as of, January 1, 2006 continues to be amortized using the expense attribution method described in FIN 28. Results for the prior periods have not been restated. We have used the modified prospective method and estimated the fair value of each option grant using the Black-Scholes option pricing model, which produced an expense of less than $1,000 related to options granted prior to January 1, 2006 for the three months ended March 31, 2006. No options were granted subsequent to January 1, 2006.

 Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal 2006

The table below illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted in the first quarter of 2005. For purposes of this disclosure, the fair value of the options is estimated using a Black-Scholes-Merton option-pricing formula, applying the following assumptions:

                                                               Unaudited
                                                            For the Quarter
                                                            ---------------
                                                          Ended March 31, 2005
                                                          --------------------

In thousands, except per share data
NET INCOME APPLICABLE TO COMMON STOCK
     As reported                                          $             954
     Add: compensation expense included
     in net income (net of tax)                                          --
     Deduct: compensation expense using
     fair value based method (net of tax)                                (3)
                                                                       ----
     Pro-forma                                            $             951
BASIC NET INCOME PER COMMON SHARE
     As reported                                          $            0.24
     Pro-forma                                            $            0.24
DILUTED NET INCOME PER COMMON SHARE
     As reported                                          $            0.23
     Pro-forma                                            $            0.23



NOTE 2 - BASIS OF PRESENTATION

The unaudited Consolidated Financial Statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company's annual report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company's annual report on Form 10-K for fiscal year 2005.

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements reflect all normal recurring adjustments necessary to present fairly the Company's balance sheet position as of March 31, 2006 and the results of operations for the three month periods ended March 31, 2006 and 2005 and cash flows for the three month periods ended March 31, 2006 and 2005.

The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year or for future periods.

NOTE 3 - REGULATORY ASSETS

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

                                                                           Unaudited
                                                                         March 31, 2006    December 31,2005 2004
                                                                         --------------    ---------------------
                                                                                       (in thousands)
Postretirement benefit obligation                                           $     1,078              $     1,097
Deferred income taxes recoverable in future rates                                   593                      597
Expense of rate proceedings                                                        ---                       155
Other                                                                                21                       24
                                                                            -----------              -----------
                                                                            $     1,692              $     1,873
                                                                            ===========              ===========

Expenses related to the Net Periodic Pension Cost for the postretirement benefit obligation are as follows:

FOR THE QUARTER ENDED MARCH 31,                                               2006           2005
                                                                              ----           ----
                                                                                (in thousands)
NET PERIODIC PENSION COST
Interest Cost                                                        $          13       $     14
Amortization of Net Gain                                                        (7)            (9)
Amortization of Transition Obligation                                            2              2
                                                                     -------------       --------

Total Net Periodic Benefit Cost                                      $           8       $      7
                                                                     =============       ========

CONTRIBUTIONS

Artesian Water contributed $28,000 to its postretirement benefit plan in the first quarter of 2006 and expects to contribute another $82,000 for the remainder of the year. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

NOTE 4 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options. The following table summarizes the shares used in computing basic and diluted net income per share:

                                                                For the Quarter
                                                                Ended March 31,
                                                              2006         2005
                                                              ----         ----
                                                              (in thousands)
                                                                 Unaudited
Average common shares outstanding during
  the period for Basic computation                           4,018        3,967
Dilutive effect of employee stock options                      127          127
                                                             -----        -----

Average common shares outstanding during
  the period for Diluted computation                         4,145        4,094
                                                             =====        =====

Equity per common share was $14.45 and $13.96 at March 31, 2006 and 2005, respectively. These amounts were computed by dividing common stockholders' equity by the number of shares of common stock outstanding on March 31, 2006 and 2005, respectively.

NOTE 5 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board, FASB, issued Statement No. 156, "Accounting for Servicing of Financial Assets". This statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in some situations. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This statement is effective for fiscal years beginning after September 15, 2006. The Company expects to adopt this statement effective January 1, 2007 and does not expect it to have a material effect on the financial statements.

In February 2006, the FASB issued Statements No. 155, "Accounting for Certain Hybrid Financial Instruments". This statement amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities, and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company expects to adopt this statement effective January 1, 2007 and does not expect it to have a material effect on the financial statements.

In December 2004, the FASB issued Statement No. 123 (Revised 2004), Statement No. 123(R), "Share-Based Payment." This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. According to the FASB, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, during the first quarter of 2005, the Securities and Exchange Commission approved a new rule, Staff Accounting Bulletin 107, that delayed the adoption of this standard to the beginning of 2006, instead of the next reporting period that begins after June 15, 2005. The rule did not change the accounting required by Statement No. 123(R), but recognized that preparers would need to use considerable judgment when valuing employee stock options under this statement. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS 123(R). SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

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

We adopted SFAS 123(R) in the first quarter of 2006. We have used the modified prospective method and estimated the fair value of each option grant using the Black-Scholes option pricing model which produced an insignificant expense less than $1,000.

NOTE 6 - RATE PROCEEDINGS

On April 11, 2006, the Delaware Public Service Commission, or PSC, approved a rate increase for Artesian Water in response to Artesian Water's February 5, 2004 rate request. Artesian Water filed an initial application in February 2004 with the PSC for a 24% rate increase to generate approximately $8.8 million in additional revenue on an annualized basis to recognize the significant increase in utility plant and equipment placed in service and increased operating expenses. On March 26, 2004, Artesian Water filed a supplemental application reducing the requested increase to 23.8% or approximately $8.7 million on an annualized basis. On April 6, 2004, Artesian Water implemented a temporary rate increase designed to generate an increase in annual operating revenue of approximately 6.98%, or $2.5 million on an annualized basis. On September 7, 2004, an additional $3.0 million in temporary rates, for a total increase of 15%, was placed into effect as permitted by law.

On June 21, 2005, the PSC ruled on various issues within Artesian Water's rate application. However, on July 5, 2005, the PSC remanded two issues related to rate base valuation to the Hearing Examiner for further consideration. These two issues related to approximately $320,000 of the requested increase in annual revenue. In addition, effective July 1, 2005, Chester Water Authority and the City of Wilmington increased their rates for water purchased by Artesian Water. On August 15, 2005, Artesian Water filed a petition with the PSC to place into effect increased rates resulting from these increased costs. The PSC, in lieu of opening a second rate proceeding, elected to consolidate this petition with the already-pending remanded issues in the rate case.

On April 11, 2006, the PSC ruled in Artesian Water's favor on all three issues. Based on the PSC decision, Artesian Water's new rates would generate approximately $4.9 million in additional revenue on an annual basis, or an increase of approximately 13.4% over rates in effect before the implementation of temporary rates in 2004. Artesian Water will be required to refund the portion of the temporary rate increase in excess of the 13.4% to its customers. This amount has been held in reserve and was not reflected in income. The refund, plus interest, will be applied to customers' future bills. As of March 31, 2006, we have reserved $912,000, or approximately 11% of total temporary rate revenue, in anticipation of such a refund. A portion of the reserve, or $154,000 representing revenues that were approved on April 11, 2006, is reflected in income in the first quarter ending March 31, 2006.

Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC. This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC approval process is less costly when compared to the approval process for general rate increase requests. We requested on May 31, 2005, and subsequently implemented, a 0.35% DSIC surcharge for bills rendered subsequent to July 1, 2005. On November 30, 2005, we requested an increase to the DSIC surcharge. We implemented the increase from 0.35% to 1.17% for bills rendered subsequent to January 1, 2006. The 1.17% surcharge was designed to generate approximately $240,000 in revenues between January and June of 2006. This surcharge generated approximately $132,000 in revenues in the first quarter of 2006.

On May 9, 2006, Artesian Water Company, Inc. filed a petition with the Delaware Public Service Commission to implement new rates to meet a requested increase in revenue of 23%, or approximately $9.9 million, on an annualized basis. This request is primarily due to the Company's significant investment in infrastructure, as well as an almost 100% increase in purchased power expense due to the deregulation of the electric industry in Delaware. Artesian Water anticipates placing temporary rates into effect, 60 days from the filing date, up to the statutory limit of $2.5 million on an annual basis, under bond until the level of permanent rates is decided by the Delaware Public Service Commission.

NOTE 7 - SALE OF LAND

On May 2, 2005, Artesian Development signed a Letter of Intent with The Commonwealth Group, Ltd., or Commonwealth, for the sale of a parcel of land of approximately four acres in exchange for a non-refundable deposit in the amount of $30,000.

On August 5, 2005, Artesian Development entered into an Agreement of Sale, or the Agreement, with Commonwealth for the sale of this land. The sale price is $1.35 million and included a $170,000 non-refundable deposit due within 14 days upon execution of the Agreement, in addition to the $30,000 received with the Letter of Intent. Closing is to occur not later than 12 months after execution of the Agreement. The sale is contingent on Commonwealth's ability to obtain 1) all governmental approvals necessary to construct a medical office facility of at least 42,000 square feet of leasable space and 2) an acceptable environmental audit report. The Company's cost basis for the property is approximately $8,000.

NOTE 8 - SUBSEQUENT EVENT

On May 9, 2006, Artesian Water Company, Inc. filed a petition with the Delaware Public Service Commission to implement new rates to meet a requested increase in revenue of 23%, or approximately $9.9 million, on an annualized basis. This request is primarily due to the Company's significant investment in infrastructure, as well as an almost 100% increase in purchased power expense due to the deregulation of the electric industry in Delaware. Artesian Water anticipates placing temporary rates into effect, 60 days from the filing date, up to the statutory limit of $2.5 million on an annual basis, under bond until the level of permanent rates is decided by the Delaware Public Service Commission.

ITEM 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2006

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

While customer growth in our utility subsidiaries continued to be a major focus in the first three months of 2006, we aggressively seek opportunities that produce revenue streams that are not as directly affected by weather. These opportunities include the efforts of Artesian Utility Development, Inc., Artesian Utility, our non-regulated subsidiary, that continues to actively pursue opportunities to design, build and operate wastewater facilities throughout Delaware and surrounding areas. Artesian Wastewater Management, Inc., Artesian Wastewater, began providing wastewater services to customers in Delaware as a regulated public wastewater service company in July, 2005. The opportunities generated through our wastewater service companies may provide additional service territory for the regulated water subsidiary or may provide contract operations services for municipalities or other regulated entities. We will also continue to focus attention on expanding our contract operations opportunities with municipalities and private water providers in Delaware and surrounding areas.

Ensuring our customers have a dependable supply of safe, high-quality water has been, and will continue to be, a high priority. In 2003, Delaware passed legislation requiring all water utilities to certify by July 2006 that they have sufficient sources of self-supply to serve their respective systems. We believe we have made the appropriate investment in infrastructure and on March 8, 2005, we filed our certification of self-sufficiency of supply with the PSC. We were informed by the PSC on March 18, 2005, that our filing was premature and would not be acted upon at that time. Subsequently, on June 21, 2005, the PSC issued Order No. 6660, in which they indicated that they were unable to consider our filing under the Self Sufficiency Act, since the Water Supply Coordinating Council had not yet published its determination of projected water demand. However, the PSC accepted our filing, directing the PSC Staff to review and confirm our assertion of adequate supply through 2006. This review is currently in progress. The Company will update and refile its application prior to July 2006, requesting certification by the PSC of self sufficiency through 2009.

REGULATORY MATTERS AND INFLATION

As of March 31, 2006, we had 72,520 metered water customers and served a population of approximately 240,000, representing approximately 28% of Delaware's total population. The PSC regulates Artesian Water's rates charged for water service, the sale and issuance of securities and other matters. On July 6, 2004, Delaware enacted legislation authorizing the PSC to regulate wastewater companies, which includes rates charged for wastewater service, issuance of securities and other matters. Artesian Wastewater received recognition as a regulated public wastewater utility by the PSC on March 8, 2005. Artesian Wastewater began providing service to a community in Sussex County in July 2005 after receiving a Certificate of Public Convenience and Necessity, or CPCN, in the first quarter of 2005 to serve a planned 725 home residential community in Sussex County, Delaware. The PSC approved the temporary rates for this community on July 15, 2005, and on January 24, 2006, approved the rates and tariff. Artesian Wastewater received approval for another CPCN during the third quarter of 2005 to provide service to a 97 home community in Sussex County, Delaware, with service commencing in February 2006. Artesian Wastewater currently holds 9 CPCNs for areas in Kent and Sussex County Delaware on which developers have proposed 4,186 residential dwellings. While the developers expected to construct these houses over the next 10 years, we cannot reasonably determine the exact time when these customers would be added to our system.

Our regulated utilities periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business. In Delaware, utilities are permitted by law to place rates into effect, under bond, on a temporary basis pending completion of a rate increase proceeding. The first temporary increase may be up to the lesser of $2.5 million on an annual basis or 15% of annual gross water sales. Should the rate case not be completed within seven months, by law, the utility may put the lesser of the entire requested rate relief or 15% of annual gross water sales in effect, under bond, until a final resolution is ordered and placed into effect. If such rates are found to be in excess of rates the PSC finds to be appropriate, we must refund the portion found in excess to customers with interest. The timing of our rate increase requests are therefore dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase. We can provide no assurances that rate increase requests will be approved by the applicable regulatory agencies; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.

We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability. The cumulative effect of inflation results in significantly higher facility costs compared to investments made 20 to 40 years ago, which must be recovered from future cash flows.

Delaware statute permits utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through DSIC. This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC process is less costly when compared to the approval process for general rate increase requests.

Results of Operations - Analysis of First Quarter of 2006 Compared to
---------------------------------------------------------------------
First Quarter of 2005
---------------------

Operating Revenues
------------------

Revenues totaled $10.5 million for the three months ended March 31, 2006, $0.6 million, or 5.9% above revenues for the three months ended March 31, 2005, of $9.9 million. Water sales revenues increased 7.7% for the three months ended March 31, 2006, over the corresponding period in 2005. A portion of the increase in water sales revenue reflects a 1.75% increase in the number of customers served. In addition, since Artesian Water did not record as income in 2005 certain revenues received that we could not reasonably be certain we would retain, we reflected $154,000 for income received under rates approved in the remand in the first quarter of 2006, further described below. The remaining increase in operating revenues for the three months ended March 31, 2006 is primarily due to additional revenues generated by the increase in DSIC and higher volumes of water delivered to customers. The decrease in the non-utility revenues in the amount of $133,000 was due to a decrease in wastewater construction activity compared to the same period last year. We realized 95.5% of our total revenue for the three months ended March 31, 2006 from the sale of water, compared to 93.9% during the same period last year.

On April 11, 2006, the PSC approved a rate increase for Artesian Water in response to Artesian Water's February 5, 2004 rate request. Artesian Water filed an initial application in February 2004 with the PSC for a 24% rate increase to generate additional revenue of approximately $8.8 million on an annualized basis to recognize the significant increase in utility plant and equipment placed in service and increased operating expenses. On March 26, 2004, Artesian Water filed a supplemental application reducing the requested increase to 23.8% or approximately $8.7 million on an annualized basis. On April 6, 2004, Artesian Water implemented a temporary rate increase designed to generate an increase in annual operating revenue of approximately 6.98%, or $2.5 million on an annualized basis. On September 7, 2004, an additional $3.0 million in temporary rates, for a total increase of 15%, was placed into effect as permitted by law. On June 21, 2005, the PSC ruled on various issues within Artesian Water's rate application. However, on July 5, 2005, the PSC remanded two issues related to rate base valuation to the Hearing Examiner for further consideration. These two issues related to approximately $320,000 of the requested increase in annual revenue. In addition, effective July 1, 2005, Chester Water Authority and the City of Wilmington increased their rates for water purchased by Artesian Water. On August 15, 2005, Artesian Water filed a petition with the PSC to place into effect increased rates resulting from these increased costs. The PSC elected to consolidate this petition with the pending remanded issues in the rate case. On April 11, 2006, the PSC ruled in Artesian Water's favor on all three issues. Based on the PSC decision, Artesian Water's new rates will generate approximately $4.9 million in additional revenue on an annual basis, or an increase of approximately 13.4%, over rates in effect before the implementation of temporary rates in 2004. Since Artesian was permitted to bill customers under temporary rates that were found to be in excess of rates finally approved, Artesian Water will be required to refund the portion of the temporary rate increase in excess of the approved 13.4% increase to its customers. This amount has been held in reserve and was not reflected in income. The refund, plus interest which has been reflected in interest expense during the appropriate period, will be applied to the customers' future bills. As of March 31, 2006, we had reserved $912,000 of the total received under temporary rates in anticipation of a refund.

On November 30, 2005, we requested an increase to the DSIC surcharge. We implemented the increase from 0.35% to 1.17% for bills rendered subsequent to January 1, 2006. The 1.17% surcharge was designed to generate approximately $240,000 in revenues between January and June of 2006. This surcharge generated approximately $132,000 in revenues in the first quarter of 2006.

On May 9, 2006, Artesian Water Company, Inc. filed a petition with the Delaware Public Service Commission to implement new rates to meet a requested increase in revenue of 23%, or approximately $9.9 million, on an annualized basis. This request is primarily due to the Company's significant investment in infrastructure, as well as an almost 100% increase in purchased power expense due to the deregulation of the electric industry in Delaware. Artesian Water anticipates placing temporary rates into effect, 60 days from the filing date, up to the statutory limit of $2.5 million on an annual basis, under bond until the level of permanent rates is decided by the Delaware Public Service Commission.

Operating Expenses
------------------

Operating expenses, excluding depreciation and income taxes, increased $0.4 million, or 6.5%, to $6.6 million for the three months ended March 31, 2006, compared to $6.2 million for the same period in 2005. The components of the increase in operating expenses included an increase in utility operating expenses of $425,000 and an increase in property taxes of $53,000. Non-utility operating expenses decreased $73,000 in the first quarter of 2006, or 28.6%, compared to the same period last year primarily due to the timing of construction projects.

The increase in utility operating expense of $425,000 for the quarter ended March 31, 2006, or 7.9%, over the same period in 2005, is comprised of increases in administration expense, payroll and employee benefits, purchased water costs and water treatment expense.

Administration expense increased $188,000, or 26.1%, compared to the same period in 2005, due primarily to the recognition of $168,000 in legal expense related to the 2004 rate proceeding remand that was not expected nor included in the rate expenses approved in the proceeding. Regulatory expenses related to the millage assessed to public utilities in Delaware, which increased in 2005 by 50%, and Public Service Commission expenses related to our water self sufficiency and developer contribution dockets also increased administrative expense by $23,000.

Payroll and employee benefit expense increased $109,000, or 3.7%, compared to the same period in 2005, primarily due to a decrease in the capitalization of payroll and benefits associated with our internal staff efforts in 2005 to convert our customer information system. The customer information system was placed into service on January 2, 2006.

Utility operating expense also increased $49,000, or 6.5%, compared to the same period in 2005, due to the recognition of an increase in rates charged for water purchased from neighboring utilities under minimum take or pay agreements. Water treatment expense increased utility operating expense by $47,000, or 33.3%, compared to the same period in 2005, as a result of increases in the cost of chemicals used in the water treatment process. Increases in energy prices have been the primary reason for the increase in the cost charged to Artesian Water.

Non-utility expense decreased approximately $73,000 for the three months ended March 31, 2006, from the three months ended March 31, 2005, primarily due to the timing of implementation for certain contracted engineering design services for projects for Artesian Utility. The engineering fees, related to construction projects, are charged back to developers under contract and the associated revenues have been reflected in our operating revenues under non-utility revenue.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations ("SFAS No. 123R") using the modified-prospective transition method. Under that method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost related to stock awards granted prior to, but not vested as of, January 1, 2006 continues to be amortized using the expense attribution method described in FIN 28. Results for the prior periods have not been restated. We have used the modified prospective method and estimated the fair value of each option grant using the Black-Scholes option pricing model, which produced an expense of less than $1,000 related to options granted prior to January 1, 2006 for the three months ended March 31, 2006. No options were granted subsequent to January 1, 2006.

Property taxes assessed on property, primarily held by Artesian Water, increased by $53,000, or 9.1%, compared to the same period in 2005, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and increases in the amount of plant owned by Artesian. Property taxes are assessed on land, buildings and certain utility plant, which includes the footage and size of pipe, hydrants and wells owned by Artesian Water.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 63.1% for the three months ended March 31, 2006, compared to 62.7% for the three months ended March 31, 2005.

Depreciation and amortization expense increased $123,000, or 11.8%, over the three months ended March 31, 2005, due to increases in our utility plant in service providing supply, treatment, storage and distribution of water. Income tax expense increased $13,000 due to higher profitability for the three months ended March 31, 2006, compared to the three months ended March 31, 2005.

Other Income, Net
-----------------

Our Allowance for Funds Used During Construction, or AFUDC, decreased $16,000, or 31.9%, compared to the same period in 2005, as a result of lower long-term construction activity subject to AFUDC for the first three months of 2006 compared to the same period in 2005. Miscellaneous Income increased $34,000 primarily due to recording dividends associated with our investment in CoBank in the first quarter. CoBank is a cooperative bank that distributes equity and cash income to its customer-owners. Our ownership interest in CoBank is the result of our issuance of $50 million in First Mortgage Bonds to CoBank as currently reflected on our Balance Sheet.

Interest Charges
----------------

Interest charges increased $22,000, or 1.5%, for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, primarily due to higher long-term debt outstanding.

Net Income
----------

Our net income increased $42,000, or 4.4%, for the three months ended March 31, 2006, compared to the same period a year ago. The increase in net income for the three months was due to improved operating income margins from our utility subsidiaries in the first quarter compared to the same period a year ago as a result of the recognition of income associated with the approval of issues in Artesian Water's recent rate proceeding.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the three months ended March 31, 2006, were $3.5 million provided by cash flow from operating activities and $2.8 million in net contributions and advances from developers. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions particularly during the summer. A significant part of our ability to maintain and meet our financial objectives is to assure our investments in utility plant and equipment are recovered in the rates charged to customers. As such, from time to time we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment. On May 1, 2006, the Company's electric provider released price caps instituted by deregulation. Our current provider is expecting to raise rates about 100%. The Company is evaluating other options and has contracted with another electric supplier, using a broker, for our electric needs. Deregulation will cause our electric rates to increase.

We invested $6.2 million in capital expenditures during the first three months of 2006 compared to $4.9 million invested during the same period in 2005. The primary focus of Artesian Water's investment was in continuing to provide high quality reliable service through connecting existing developments and new storage facilities. We are constructing a new one million gallon elevated storage facility in southern New Castle County to serve customers in and around the town of Middletown and invested $0.9 million in the first quarter. When completed Artesian Water will have invested approximately $2.0 million in the facility. In addition, we are continuing our regional approach to building infrastructure through connecting existing supply infrastructure to new developments and at the same time providing redundancy to existing developments by connecting them to the regional system. These efforts resulted in an investment of $3.6M in the first quarter of 2006. Artesian Wastewater invested $0.5 million in constructing two new wastewater treatment facilities in Sussex County. When completed these facilities will be capable of serving 976 customers. In addition, Artesian Wastewater Management took ownership of a wastewater treatment plant in a Sussex County development known as the Reserves. The $1.4 million facility was contributed to Artesian Wastewater by the developer. The facility was constructed to serve 97 customers.

At March 31, 2006, Artesian Water had lines of credit totaling $40.0 million to meet temporary cash requirements. These revolving credit facilities are unsecured. As of March 31, 2006, we had $38.5 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate, or "LIBOR," plus 1.0% or, at our discretion, the banks' federal funds rate plus 1.0%. Each bank reviews all of their facilities annually for renewal. At March 31, 2006, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $1.5 million, respectively, to meet temporary cash requirements. These revolving credit facilities are unsecured. As of March 31, 2006, we had not borrowed funds under these lines. The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%. The bank reviews its facilities annually for renewal.

On August 1, 2005, Artesian Water issued $25 million aggregate principal amount of its 5.96%, 23-year Series R First Mortgage Bonds. Artesian Water recorded the total expense of approximately $1.1 million, which included a redemption premium of $865,000, in connection with the issuance of the bonds as a deferred asset. These bonds were issued for Artesian Water to CoBank, a cooperative bank, and the proceeds were used on August 1, 2005, to retire all of Artesian Water's outstanding $10 million aggregate principal amount of 7.84%, 10-year, Series M First Mortgage Bonds and $5 million aggregate principal amount of 7.56%, 10-year, Series N First Mortgage Bonds, and to satisfy the $865,000 redemption premium required as a result of the early retirement of the Series M and Series N First Mortgage Bonds. The remainder of the bond proceeds were used to pay down Artesian Water's short-term line of credit, which was used to finance investments in utility plant and equipment. Artesian Water is amortizing the redemption premium over the life of the Series R First Mortgage Bonds.

We believe that our available cash and cash equivalents, cash from operations and cash available under our lines of credit will be sufficient to finance our operations, planned capital expenditures and commitments for the next twelve months.

CAUTIONARY STATEMENT

Statements in this Quarterly Report on Form 10-Q which express our "belief," "anticipation" or "expectation," as well as other statements which are not historical fact, including statements regarding our goals, the impact of weather on our operations and the execution of our strategic initiatives, our expectations regarding the resolution of our May, 2006 rate request, exact amounts that may be collected under temporary rate increases and the potential impact of revenue in 2006, exact amounts that may be collected under DSIC, contract operations opportunities, increases to purchased water expense, increases to electric rates after deregulation, adequacy of our available sources of financing, our expectations regarding the sale of land to Commonwealth, plans to increase our wastewater treatment operations and other revenue streams less affected by weather, appropriate investment in infrastructure regarding the filing of the certification of sufficient sources of self-supply, expected contributions in 2006 to our postretirement benefit plan, and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements. While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

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

Artesian Water had lines of credit totaling $40.0 million to meet temporary cash requirements. These revolving credit facilities are unsecured. As of March 31, 2006, we had $38.5 million of available funds under these lines. The interest rate for borrowings under each of these lines is the LIBOR plus 1.0% or, at our discretion, the banks' federal funds rate plus 1.0%. As such these rates are subject to the risk of fluctuating in the normal of course of business. Consequently, our interest expense for short term debt could be materially affected should interest rates change materially and we have material outstanding balances due on our lines of credit.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There are no material legal proceedings pending at this time to which we or any of our properties is the subject that are material or are expected to have a material effect on our financial position or operations.

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 5 -  OTHER INFORMATION

On May 9, 2006, Artesian Water Company, Inc. filed a petition with the Delaware Public Service Commission to implement new rates to meet a requested increase in revenue of 23%, or approximately $9.8 million, on an annualized basis. This request is primarily due to the Company's significant investment in infrastructure, as well as an almost 100% increase in purchased power expense due to the deregulation of the electric industry in Delaware. Artesian Water anticipates placing temporary rates into effect, 60 days from the filing date, up to the statutory limit of $2.5 million on an annual basis, under bond until the level of permanent rates is decided by the Delaware Public Service Commission.

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

                                       ARTESIAN RESOURCES CORPORATION


Date: May 10, 2006                     By:       /s/ DIAN C. TAYLOR
                                            ------------------------
                                       Dian C. Taylor,
                                       (Principal Executive Officer)




Date: May 10, 2006                     By:       /s/ DAVID B. SPACHT
                                            ------------------------
                                       David B. Spacht, (Principal Financial
                                       and  Accounting Officer)

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