Form 10-Q
period 2006-06-30
ARTESIAN RESOURCES CORP
filed 2006-08-08
CIK 863110

Click here for Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 000-18516

ARTESIAN RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0002090 (I.R.S. Employer Identification No.)

664 Churchmans Road, Newark, Delaware (Address of principal executive offices)	19702 (Zip Code)

(302) 453 – 6900

(Registrant’s telephone number, including area code)

Not Applicable

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

Yes No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    Accelerated filer   Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the (Exhange Act):

Yes No

As of July 31, 2006, 5,178,558 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION

Back to Index

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEET

Unaudited

(In thousands)

	June 30, 2006	December 31, 2005

ASSETS
Utility plant, at original cost less accumulated depreciation	$242,092	$227,566

Current assets
Cash and cash equivalents	1,535	1,359
Accounts receivable, net	4,400	4,281
Unbilled operating revenues	3,146	2,374
Materials and supplies-at cost on FIFO basis	1,061	1,008
Prepaid property taxes	2	851
Prepaid expenses and other	1,054	533

Total current assets	11,198	10,406

Other assets
Non-utility property (less accumulated depreciation 2006-$139; 2005-$129)	327	316
Other deferred assets	3,933	3,693

Total other assets	4,260	4,009

Regulatory assets, net	1,743	1,873

	$259,293	$243,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity
Common stock	$6,063	$4,014
Additional paid-in capital	44,103	43,469
Retained earnings	8,842	10,330

Total stockholders’ equity	59,008	57,813
Long-term debt, net of current portion	92,229	92,379

	151,237	150,192

Current liabilities
Lines of Credit	5,282	1,786
Current portion of long-term debt	304	301
Accounts payable	2,796	2,790
Accrued expenses	2,480	1,948
Overdraft payable	1,908	1,417
Income tax payable	—	111
Deferred income taxes	—	269
Interest accrued	398	354
Customer deposits	462	469
Other	3,343	2,793

Total current liabilities	16,973	12,238

Deferred credits and other liabilities
Net advances for construction	25,014	24,404
Postretirement benefit obligation	1,059	1,097
Deferred investment tax credits	777	789
Deferred income taxes	19,687	17,784

Total deferred credits and other liabilities	46,537	44,074
Commitments and contingencies
Net contributions in aid of construction	44,546	37,350

	$259,293	$243,854

See notes to the consolidated financial statements.

Back to Index

ARTESIAN RESOURCES CORPORATION

CONSOLIDATED STATEMENT OF INCOME

Unaudited

(In thousands, except per share amounts)

	For the Quarter Ended June 30

	2006	2005

OPERATING REVENUES
Water sales	$11,007		$10,402
Other utility operating revenue	289		234
Non-utility revenue	717		866

	12,013		11,502

OPERATING EXPENSES
Utility operating expenses	6,167		5,431
Non-utility operating expenses	421		888
Depreciation and amortization	1,021		1,080
State and federal income taxes	874		805
Property and other taxes	640		591

	9,123		8,795

OPERATING INCOME	2,890		2,707
OTHER INCOME, NET
Allowance for funds used during construction	85		72
Other income, net	(32)		(31)

INCOME BEFORE INTEREST CHARGES	2,943		2,748
INTEREST CHARGES	1,583		1,544

NET INCOME	$1,360		$1,204

INCOME PER COMMON SHARE:
Basic	$0.22	$	*0.20

Diluted	$0.22	$	*0.20

CASH DIVIDEND PER COMMON SHARE	$0.15	$	*0.15

AVERAGE COMMON SHARES OUTSTANDING
Basic	6,049		*5,963

Diluted	6,238		*6,160

See notes to the consolidated financial statements.

* Restated for the stock split effective May 30, 2006.

Back to Index

ARTESIAN RESOURCES CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Six Months Ended June 30,

	2006	2005

OPERATING REVENUES
Water sales	$21,023		$19,697
Other utility operating revenue	514		459
Non-utility revenue	966		1,248

	22,503		21,404

OPERATING EXPENSES
Utility operating expenses	11,969		10,808
Non-utility operating expenses	604		1,144
Depreciation and amortization	2,185		2,122
State and federal income taxes	1,528		1,445
Property and other taxes	1,275		1,172

	17,561		16,691

OPERATING INCOME	4,942		4,713

OTHER INCOME, NET
Allowance for funds used during construction	119		123
Miscellaneous income	379		347

INCOME BEFORE INTEREST CHARGES	5,440		5,183

INTEREST CHARGES	3,085		3,025

NET INCOME	$2,355		$2,158

INCOME PER COMMON SHARE:
Basic	$0.39	$	*0.36

Diluted	$0.38	$	*0.35

CASH DIVIDEND PER COMMON SHARE	$.30	$	*0.29

AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,037		*5,960

Diluted	6,228		*6,160

See notes to the consolidated financial statements.

*Restated for the stock split effective May 30, 2006.

Back to Index

ARTESIAN RESOURCES CORPORATION

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

Unaudited

(In thousands)

	For the Six Months Ended June 30,

	2006	2005

Balance, beginning of period	$10,330	$8,765
Net income	2,355	2,158

	12,685	10,923
Less: Dividends	1,818	1,707
Stock Split	2,025	—

Balance, end of period	$8,842	$9,216

See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

Unaudited

(In thousands)

	For the Six Months Ended June 30

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$2,355	$2,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,185	2,121
Deferred income taxes, net	1,520	1,437
Allowance for funds used during construction	(119)	(123)
Changes in assets and liabilities:
Accounts receivable, net	(119)	222
Income tax payable	(174)	—
Unbilled operating revenues	(771)	(365)
Materials and supplies	(53)	30
Prepaid property taxes	849	765
Prepaid expenses and other	(357)	34
Other deferred assets	(298)	(192)
Regulatory assets	130	7
Postretirement benefit obligation	(38)	(36)
Accounts payable	6	(402)
Accrued expenses	533	47
Interest accrued	44	2
Customer deposits and other, net	544	928

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,237	6,633

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of AFUDC	(17,080)	(10,244)
Investment in Aquastructure	36	—
Proceeds from sale of assets	5	4

NET CASH USED IN INVESTING ACTIVITIES	(17,039)	(10,240)

Back to Index

ARTESIAN RESOURCES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

Unaudited

(In thousands)

	For the Six Months Ended June 30,

	2006	2005

CASH FLOW FROM FINANCING ACTIVITIES
Net borrowings under line of credit agreements	3,496	1,046
Proceeds from issuance of long-term debt	—	251
Restricted funds from issuance of tax-free bonds	—	503
Overdraft payable	491	377
Net advances and contributions in aid of construction	8,278	3,636
Principal repayments of long-term debt	(147)	(852)
Net proceeds from issuance of common stock	659	631
Dividends	(1,819)	(1,707)
Deferred debt issuance costs	20	22

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,978	3,907

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	176	300

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,359	1,217

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,535	$1,517

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,929	$2,953

Income taxes paid	$173	$—

See notes to the consolidated financial statements.

Back to Index

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Artesian Resources Corporation, or Artesian Resources, operates as a holding company, whose income is derived from the earnings of our five wholly owned subsidiaries and our one-third interest in AquaStructure Delaware, L.L.C., a Limited Liability Corporation whose primary activity is marketing wastewater services. The terms “we”, “our” and the “Company” as used herein refer to Artesian Resources and its subsidiaries.

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

Our two other subsidiaries, neither of which is regulated, are Artesian Utility Development, Inc., or Artesian Utility, which designs and builds wastewater infrastructure and provides contract wastewater services in Delaware, and Artesian Development Corporation, or Artesian Development, the sole activity of which is the ownership of an eleven-acre parcel of land zoned for office buildings located immediately adjacent to our corporate headquarters.

Stock Compensation Plans

We maintain an equity compensation plan that provides for grants of stock options and restricted stock awards and other forms of stock compensation to our directors, officers and key employees. Prior to May 25, 2005, we maintained three stock compensation plans. No further equity compensation can be issued under those plans. On May 25, 2005, the Company’s stockholders approved a new Equity Compensation Plan, or the Plan, which authorized up to 750,000 shares of Class A Non-Voting Common Stock for issuance. Option length and vesting periods for options granted under the Plan may vary and are set at the time of grant by the Equity Compensation Plan Committee of the Board of Directors. Approximately $373,650 in compensation expense was recorded during the six months ended June 30, 2006 for stock bonus grants issued under the Equity Compensation Plan.

Adoption of New Accounting Guidance and Transition

Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, (“APB 25”) as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

No compensation cost was recognized between January 1, 2005 and January 1, 2006 related to stock option grants as they all had an exercise price equal to the market value of the underlying common stock on the date of grant. Vesting terms are determined by the Compensation Committee at the time of grant.

Back to Index

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations (“SFAS No. 123R”) using the modified-prospective transition method. Under this method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost related to stock awards granted prior to, but not vested as of, January 1, 2006 continues to be amortized using the expense attribution method described in FIN 28. Results for the prior periods have n ot been restated. We have used the modified prospective method and estimated the fair value of each option grant using the Black-Scholes option pricing model, which produced an expense of less than $1,000 related to options granted prior to January 1, 2006 and an expense of $18,000 for options granted in May 2006. For the six-month period ending June 30, 2006, $356,000 in expense was recorded for stock awards and related tax. The stock awards were fully vested on the date of grant and were valued at the fair market value on the date of the grant. The options were granted at market value with a 10 year option term and will vest in a one year period from the date of grant, May 12, 2006. The fair value of the options that were granted were estimated using a Black-Scholes option-pricing formula, applying the following assumptions:

	Unaudited For the Six Months Ended June 30, 2006	Unaudited For the Quarter Ended June 30, 2006

Expected Dividend Yield	2.93%	2.93%
Expected Stock Price Volatility	0.238	0.238
Weighted Average Risk-Free Interest Rate	5.03%	5.03%
Weighted Average Expected Life of Options	3.260	3.260

The expected dividend yield was based on a 12 month rolling average of the current dividend yield. The expected volatility is the standard deviation of the change in the natural logarithm of the stock price (expressed as an annual rate) for the three year period ended June 30, 2006. The expected life was based on historic exercise patterns for simliar grants. The risk free interest rate is the 3-year Treasury Constant Maturity rate as of the date of the grant.

Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal 2006

The table below illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted in the first quarter of 2005. For purposes of this disclosure, the fair value of the options is estimated using a Black-Scholes-Merton option-pricing formula, applying the following assumptions:

	Unaudited For the Six Months Ended June 30, 2005	Unaudited For the Quarter Ended June 30, 2005

Expected Dividend Yield	3.01%	3.02%
Expected Stock Price Volatility	0.320	0.381
Weighted Average Risk-Free Interest Rate	2.92%	3.32%
Weighted Average Expected Life of Options	0.880	0.880

Back to Index

	Unaudited For the Six Months Ended June 30, 2005	Unaudited For the Quarter Ended June 30, 2005

(In thousands, except per share data)
Net Income applicable to common stock
As reported	$2,158	$1,204
Add: compensation expense included in net income (net of tax)	—	—
Deduct: compensation expense using fair value based method (net of tax)	(6)	(2)

Pro-forma	$2,152	$1,202

Basic net income per common share
As reported	$0.36	$0.20
Pro-forma	$0.36	$0.20
Diluted net income per common share
As reported	$0.35	$0.20
Pro-forma	$0.34	$0.19

The following summary reflects changes in the shares of Class A Stock under option:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value (in thousands)

Plan options
Outstanding at January 1, 2006	571,686	$13.294
Granted	33,750	21.113
Exercised	(6,594)	7.278
Canceled	(160)	18.463

Outstanding at June 30, 2006	598,682	13.799	6.26	$3,483

Options exercisable at June 30, 2006	564,932	$13.363	6.04	$3,483

The weighted-average grant-date fair value of options granted during 2006 was $3.809. The total intrinsic value of options exercised during 2006 was $92,577.

The following summary reflects changes in the nonvested shares of Class A Stock under option:

	Option Shares	Weighted Average Grant-Date Fair Value

Nonvested Shares
Nonvested at January 1, 2006	—
Granted	33,750	$3.809
Vested	—
Canceled	—

Nonvested at June 30, 2006	33,750	$3.809

As of June 30, 2006, there was $111,292 of total unrecognized expense related to nonvested option shares granted under the Plan. That cost will be recognized over the remaining vesting period of the unvested options.

Back to Index

NOTE 2 – BASIS OF PRESENTATION

The unaudited Consolidated Financial Statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company’s annual report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company’s annual report on Form 10-K for fiscal year 2005.

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements reflect all normal recurring adjustments necessary to present fairly the Company’s balance sheet position as of June 30, 2006 and the results of operations for the six month periods ended June 30, 2006 and 2005 and cash flows for the six month periods ended June 30, 2006 and 2005.

The results of operations for the interim period presented are not necessarily indicative of the results for the full year or for future periods.

NOTE 3 - REGULATORY ASSETS

Certain expenses are recoverable through rates charged to our customers, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the Delaware Public Service Commission, or PSC. Expenses related to applications to increase rates are amortized on a straight-line basis over a period of two years. The postretirement benefit obligation, which is being amortized over 20 years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments. The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customers reverse. Regulatory assets net of amortization, are comprised of the following:

	Unaudited June 30, 2006	December 31, 2005

	(in thousands)
Postretirement benefit obligation	$1,059	$1,097
Deferred income taxes recoverable in future rates	589	597
Expense of rate proceedings	76	155
Other	19	24

	$1,743	$1,873

Expenses related to the Net Periodic Pension Cost for the postretirement benefit obligation are as follows:

For the Six Months Ended June 30,	2006	2005

	(in thousands)
Net Periodic Pension Cost
Interest Cost	$26	$27
Amortization of Net Gain	(14)	(17)
Amortization of Transition Obligation	4	4

Total Net Periodic Benefit Cost	$16	$14

Contributions

Artesian Water contributed $54,000 to its postretirement benefit plan in the first six months of 2006 and expects to contribute another $54,000 for the remainder of the year. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company’s eligible retired employees.

Back to Index

NOTE 4 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options. The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,

	2006	2005	2006	2005

	(in thousands)		(in thousands)
Average common shares outstanding during the period for Basic computation	6,049	5,963	6,037	5,960
Dilutive effect of employee stock options	189	197	191	200

Average common shares outstanding during the period for Diluted computation	6,238	6,160	6,228	6,160

Equity per common share was $9.74 and $9.37 at June 30, 2006 and 2005, respectively. These amounts were computed by dividing common stockholders’ equity by the number of shares of common stock outstanding on June 30, 2006 and 2005, respectively.

NOTE 5 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board, FASB, issued Interpretation No. 48 “ Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financials statements in accordance with FASB Statement No. 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation allows an enterprise to recognize economic benefits resulting from positions taken in income tax returns, as long as a more likely than not approach is taken. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt this statement effective January 1, 2007 and does not expect it to have a material effect on the financial statements.

In March 2006, the Financial Accounting Standards Board, FASB, issued Statement No. 156, “Accounting for Servicing of Financial Assets”. This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in some situations. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This statement is effective for fiscal years beginning after September 15, 2006. The Company expects to adopt this statement effective January 1, 2007 and does not expect it to have a material effect on the financial statements.

In February 2006, the FASB issued Statements No. 155, “Accounting for Certain Hybrid Financial Instruments”. This statement amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company expects to adopt this statement effective January 1, 2007 and does not expect it to have a material effect on the financial statements.

Back to Index

NOTE 6 - RATE PROCEEDINGS

On April 11, 2006, the PSC, approved a rate increase for Artesian Water in response to Artesian Water’s February 5, 2004 rate request. Artesian Water filed an initial application in February 2004 with the PSC for a 24% rate increase to generate approximately $8.8 million in additional revenue on an annualized basis to recognize the significant increase in utility plant and equipment placed in service and increased operating expenses. On March 26, 2004, Artesian Water filed a supplemental application reducing the requested increase to 23.8% or approximately $8.7 million of additonal revenue on an annualized basis. On April 6, 2004, Artesian Water implemented a temporary rate increase designed to generate an increase in annual operating revenue of approximately 6.98%, or $2.5 million on an annualized basis. On September 7, 2004, an additional $3.0 million in temporary rates, for a total increase of 15%, was placed into effect as permitted by law.

On June 21, 2005, the PSC ruled on various issues within Artesian Water’s rate application. However, on July 5, 2005, the PSC remanded two issues related to rate base valuation to the Hearing Examiner for further consideration. These two issues related to approximately $320,000 of the requested increase in annual revenue. In addition, effective July 1, 2005, Chester Water Authority and the City of Wilmington increased their rates for water purchased by Artesian Water. On August 15, 2005, Artesian Water filed a petition with the PSC to place into effect increased rates resulting from these increased costs. The PSC, in lieu of opening a second rate proceeding, elected to consolidate this petition with the already-pending remanded issues in the rate case.

On April 11, 2006, the PSC ruled in Artesian Water’s favor on all three issues. Based on the PSC decision, Artesian Water’s new rates would generate approximately $4.9 million in additional revenue on an annual basis, or an increase of approximately 13.4% over rates in effect before the implementation of temporary rates in 2004. Artesian Water is required to refund the portion of the temporary rate increase in excess of the 13.4% to its customers. This amount has been held in reserve and was not reflected in income. The refund, plus interest, will be applied to customers’ future bills. As of June 30, 2006, we have reserved $1,023,000, or approximately 12.4% of total temporary rate revenue, in anticipation of such a refund. This reserve is included under “other current iabilities” in our consolidated balance sheet. A portion of the reserve, or $154,000 representing revenues that were approved on April 11, 2006, was reflected in income in the first quarter ending March 31, 2006.

Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC. This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility’s overall financial position. The DSIC approval process is less costly when compared to the approval process for general rate increase requests. We requested on May 31, 2005, and subsequently implemented, a 0.35% DSIC surcharge for bills rendered subsequent to July 1, 2005. On November 30, 2005, we requested an increase to the DSIC surcharge. We implemented the increase from 0.35% to 1.17% for bills rendered subsequent to January 1, 2006. The 1.17% surcharge was designed to generate approximately $240,000 in revenues between January and June of 2006. This surcharge generated approximately $230,000 in revenues in the first six months of 2006.

On May 9, 2006, Artesian Water Company, Inc. filed a petition with the Delaware Public Service Commission to implement new rates to meet a requested increase in revenue of 23%, or approximately $9.9 million, on an annualized basis. This request is primarily due to the Company’s significant investment in infrastructure, as well as an approximately 92% increase in purchased power expense due to the deregulation of the electric industry in Delaware in May 2006. On July 10, 2006, Artesian Water filed a supplemental application reducing the requested increase to 20.5% or approximately $8.7 million on an annual basis. As permitted by law, on July 10, 2006 Artesian Water placed into effect temporary rates designed to generate an increase in annual operating revenue of approximately 5.9%, or $2.5 million on an annual basis, until the level of permanent rates is decided by the Delaware Public Service Commission. As required by law, the surcharge for DSIC was reset to zero upon the implementation of the temporary rates on July 10, 2006.

NOTE 7 – SALE OF LAND

On May 2, 2005, Artesian Development signed a Letter of Intent with The Commonwealth Group, Ltd., or Commonwealth, for the sale of a parcel of land of approximately four acres in exchange for a non-refundable deposit in the amount of $30,000.

Back to Index

On August 5, 2005, Artesian Development entered into an Agreement of Sale, or the Agreement, with Commonwealth for the sale of this land. The sale price is $1.35 million and included a $170,000 non-refundable deposit due and paid within 14 days upon execution of the Agreement, in addition to the $30,000 received with the Letter of Intent. The sale is contingent on Commonwealth’s ability to obtain 1) all governmental approvals necessary to construct a medical office facility of at least 42,000 square feet of leasable space and 2) an acceptable environmental audit report. The parties have agreed to extend the closing date, which is expected to occur on or about August 28, 2006. Artesian Development’s cost basis for the property is approximately $8,000.

NOTE 8 - STOCK SPLIT

On May 12, 2006, the Company’s Board of Directors approved a three for two stock split in the form of a stock dividend. Stockholders of record on May 30, 2006 received one additional share for each two shares held. The Company’s Board of Directors declared a cash dividend of $0.15233 (post-split basis) per share, the payment of which was based on the number of shares outstanding on April 26, 2006, prior to the May 30, 2006 effective date of the stock split. All share and per share information have been presented to retroactively show the effect of the stock split as if it had occurred January 1, 2006 and January 1, 2005.

	For the Six Months Ended June 30,		For the Quarter Ended June 30,

Weighted Average Shares Outstanding	2006	2005	2006	2005

Basic	6,037,633	5,960,138	6,048,657	5,962,941

Diluted	6,228,798	6,160,115	6,237,894	6,159,788

NOTE 9 – SUBSEQUENT EVENT

On July 31, 2006, Artesian Resources Corporation filed with the Securities and Exchange Commision, or the SEC, a registration statement on Form S-3, which, once declared effective by the SEC, will enable us to offer our Class A Non-Voting Common Stock using a “shelf” registration or continuous offering process, in one or more offerings up to a total dollar amount of $30,000,000.

Back to Index

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2006

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

While customer growth in our utility subsidiaries continued to be a major focus in the first six months of 2006, we aggressively seek opportunities that produce revenue streams that are not as directly affected by weather. These opportunities include the efforts of Artesian Utility, which is actively pursuing opportunities to design, build and operate wastewater facilities throughout Delaware and surrounding areas and Artesian Wastewater which began providing wastewater services to customers in Delaware as a regulated public wastewater service company in July 2005. The opportunities generated through our wastewater service companies may provide additional service territory for the regulated water subsidiary or may provide contract operations services for municipalities or other regulated entities. We will also continue to focus attention on expanding our contract operations opportunities with municipalities and private water providers in Delaware and surrounding areas.

Ensuring that our customers have a dependable supply of safe, high-quality water has been, and will continue to be, a high priority. In 2003, Delaware passed legislation requiring all water utilities to certify by July 2006 that they have sufficient sources of self-supply to serve their respective systems. We believe we have made the appropriate investment in infrastructure and on March 8, 2005, we filed our certification of self-sufficiency of supply with the PSC. We were informed by the PSC on March 18, 2005, that our filing was premature and would not be acted upon at that time. Subsequently, on June 21, 2005, the PSC issued Order No. 6660, in which they indicated that they were unable to consider our filing under the Self Sufficiency Act, since the Water Supply Coordinating Council had not yet published its determination of projected water demand. However, the PSC accepted our filing, directing the PSC Staff to review and confirm our assertion of adequate supply through 2006. This review has been completed and on June 20, 2006 the PSC concluded that we demonstrated that we have sufficient water supply to meet the demands of our customers through 2006. As required by law, on June 30, 2006, we filed with the PSC, a new certification of self-sufficiency for the period through 2009.

On June 20, 2006, Artesian Water provided the City of Wilmington, Delaware (City) with notice of non-renewal of the interconnection agreement with the City upon its December 22, 2006 termination. Artesian Water will no longer be required to purchase 200 million gallons annually from the City after December 22, 2006.

REGULATORY MATTERS AND INFLATION

As of June 30, 2006, we had 73,074 metered water customers and served a population of approximately 242,000, representing approximately 29% of Delaware’s total population. The PSC regulates Artesian Water’s rates charged for water service, the sale and issuance of securities and other matters. On July 6, 2004, Delaware enacted legislation authorizing the PSC to regulate wastewater companies, which includes rates charged for wastewater service, issuance of securities and other matters. Artesian Wastewater received recognition as a regulated public wastewater utility by the PSC on March 8, 2005. Artesian Wastewater began providing service to a community in Sussex County in July 2005 after receiving a Certificate of Public Convenience and Necessity, or CPCN, in the first quarter of 2005 to serve a planned 725 home residential community in Sussex County, Delaware. The PSC approved the temporary rates for this community on July 15, 2005, and on January 24, 2006, approved the rates and tariff. Artesian Wastewater received approval for another CPCN during the third quarter of 2005 to provide service to a 97 home community in Sussex County, Delaware, with service commencing in February 2006. Artesian Wastewater currently holds 15 CPCNs for areas in Kent and Sussex County Delaware on which developers have proposed 5,373 residential dwellings. While the developers expected to construct these houses over the next 10 years, we cannot reasonably determine the exact time when these customers would be added to our system.

Back to Index

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

On April 10, 2006, the PSC made effective new Regulations Docket 15 that governs the terms and conditions under which water utilities require advances or contributions from customers or developers. These regulations require that developers pay for all water facilities within a new development, with such facilities recorded as contributions in aid of construction by the water utility. In addition, the utility is required to receive a contribution in aid of construction of $1,500 for each new residential connection to its system towards the cost of water supply, treatment and storage facilities. These required contributions are intended to place a greater burden upon new customers to pay for the cost of facilities required to serve them.

Results of Operations – Analysis of the Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Operating Revenues

Revenues totaled $12.0 million for the three months ended June 30, 2006, $0.5 million, or 4.4% above revenues for the three months ended June 30, 2005 of $11.5 million. Water sales revenues increased 5.8% for the three months ended June 30, 2006, over the corresponding period in 2005. A portion of the increase in water sales revenue reflects a 2.77% increase in the number of customers served. The remaining increase in operating revenues for the three months ended June 30, 2006 is primarily due to approximately $126,000 generated by the increase in DSIC. The decrease in the non-utility revenues of $149,000 was due to a decrease in wastewater project activity compared to the same period last year. We realized 91.6% of our total revenue for the three months ended June 30, 2006 from the sale of water, compared to 90.4% during the same period last year.

Back to Index

On April 11, 2006, the PSC approved a rate increase for Artesian Water in response to a February 5, 2004 rate request. Artesian Water filed an initial application in February 2004 with the PSC for a 24% rate increase to generate additional revenue of approximately $8.8 million on an annualized basis to recover the significant increase in utility plant and equipment placed in service and increased operating expenses. On March 26, 2004, Artesian Water filed a supplemental application reducing the requested increase to 23.8% or approximately $8.7 million on an annualized basis. On April 6, 2004, Artesian Water implemented a temporary rate increase designed to generate an increase in annual operating revenue of approximately 6.98%, or $2.5 million on an annualized basis. On September 7, 2004, an additional $3.0 million in temporary rates, for a total increase of 15%, was placed into effect as permitted by law. On June 21, 2005, the PSC ruled on various issues within Artesian Water’s rate application. However, on July 5, 2005, the PSC remanded two issues related to rate base valuation to the Hearing Examiner for further consideration. These two issues related to approximately $320,000 of the requested increase in annual revenue. In addition, effective July 1, 2005, Chester Water Authority and the City of Wilmington increased their rates for water purchased by Artesian Water. On August 15, 2005, Artesian Water filed a petition with the PSC to place into effect increased rates resulting from these increased costs. The PSC elected to consolidate this petition with the pending remanded issues in the rate case. On April 11, 2006, the PSC ruled in Artesian Water’s favor on all three issues. Based on the PSC decision, Artesian Water’s new rates will generate approximately $4.9 million in additional revenue on an annual basis, or an increase of approximately 13.4%, over rates in effect before the implementation of temporary rates in 2004. Since Artesian was permitted to bill customers under temporary rates that were found to be in excess of rates finally approved, Artesian Water will be required to refund the portion of the temporary rate increase in excess of the approved 13.4% increase to its customers. This amount has been held in reserve and was not reflected in income. The refund, plus interest which has been reflected in interest expense during the appropriate period, will be applied to the customers’ future bills. As of June 30, 2006, we had reserved $1,023,000 of the total received under temporary rates in anticipation of a refund.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.3 million, or 4.6%, to $7.2 million for the three months ended June 30, 2006, compared to $6.9 million for the same period in 2005. The components of the increase in operating expenses included an increase in utility operating expenses of $736,000 and an increase in property taxes of $49,000. Non-utility operating expenses decreased $467,000 in the first quarter of 2006, or 52.6%, compared to the same period last year.

The increase in utility operating expense of $736,000 for the quarter ended June 30, 2006, or 13.6%, over the same period in 2005, is comprised of increases in payroll and employee benefits, administration expense, and purchased power costs.

Payroll and employee benefit expense increased $569,000, or 21.0%, compared to the same period in 2005, primarily due to stock bonus awards and to a decrease in the capitalization of payroll and benefits associated with our internal staffing efforts in 2005 to convert our customer information system, which was placed into service on January 2, 2006.

Administration expense increased $79,000, or 9.3%, compared to the same period in 2005, due to PSC’s assessment of costs associated with a generic water utility docket (Docket 15), consulting costs associated with the implementation of GIS (Geographic Information System) software implementation, which is used by our engineering, field operations and planning departments, and additional postage for distributing the annual water quality report to our customers.

Utility operating expense also increased $79,000, or 26.0%, compared to the same period in 2005, due to an increase in electric rates of approximately 92% effective May 2006.

Non-utility expense decreased approximately $467,000 for the three months ended June 30, 2006, from the three months ended June 30, 2005, due to less project activity as compared to the same period in 2005.

Property taxes assessed on property, primarily held by Artesian Water, increased by $49,000, or 8.3%, compared to the same period in 2005, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and increases in the amount of plant owned by Artesian. Property taxes are assessed on land, buildings and certain utility plant, which includes the footage and size of pipe, hydrants and wells owned by Artesian Water.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 60.2% for the three months ended June 30, 2006, compared to 60.1% for the three months ended June 30, 2005.

Back to Index

Depreciation and amortization expense decreased $59,000, or 5.5%, over the three months ended June 30, 2006, due to contra-depreciation recorded on contributions and advances received for utility plant.

Federal and State income tax expense increased $69,000 due to higher profitability for the three months ended June 30, 2006, compared to the three months ended June 30, 2005.

Other Income, Net

Our Allowance for Funds Used During Construction, or AFUDC, increased $13,000, or 18.1%, compared to the same period in 2005, as a result of higher long-term construction activity subject to AFUDC for the second quarter of 2006 compared to the same period in 2005.

Interest Charges

Interest charges increased $39,000, or 2.5%, for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, primarily due to higher long-term debt outstanding.

Net Income

Our net income increased $156,000, or 13.0%, for the three months ended June 30, 2006, compared to the same period a year ago. The increase in net income for the three months was due to improved operating income margins from our non-utility subsidiaries in the second quarter compared to the same period a year ago.

Results of Operations – Analysis of the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Operating Revenues

Revenues totaled $22.5 million for the six months ended June 30, 2006, $1.1 million, or 5.1% above revenues for the six months ended June 30, 2005, of $21.4 million. Water sales revenues increased 6.7% for the six months ended June 30, 2006, over the corresponding period in 2005. A portion of the increase in water sales revenue reflects a 2.77% increase in the number of customers served. In addition, since Artesian Water did not record as income in 2005 certain revenues received that we could not reasonably be certain we would retain, we reflected $154,000 for income received under rates approved in the remand in the first six months of 2006, further described below. The remaining increase in operating revenues for the six months ended June 30, 2006 is primarily due to additional revenues of approximately $258,000 generated by the increase in DSIC and slightly higher volumes of water delivered to customers. The decrease in the non-utility revenues in the amount of $282,000 was due to a decrease in wastewater construction activity compared to the same period last year. We realized 93.4% of our total revenue for the six months ended June 30, 2006 from the sale of water, compared to 92.0% during the same period last year.

On April 11, 2006, the PSC approved a rate increase for Artesian Water in response to Artesian Water’s February 5, 2004 rate request. For more details regarding this proceeding, see Results of Operations – Analysis of the Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005 above.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.7 million, or 5.5%, to $13.8 million for the six months ended June 30, 2006, compared to $13.1 million for the same period in 2005. The components of the increase in operating expenses included an increase in utility operating expenses of $1.2 million and an increase in property taxes of $103,000. Non-utility operating expenses decreased $541,000 in the first six months of 2006, or 47.3%, compared to the same period last year primarily due to less construction activity in 2006.

The increase in utility operating expense of $1.2 million for the six months ended June 30, 2006, or 10.7%, over the same period in 2005, is comprised of increases in payroll and employee benefits, administration expense, purchased power expense, purchased water costs and water treatment expense.

Back to Index

Payroll and employee benefit expense increased $662,000, or 12.0%, compared to the same period in 2005, primarily due to a decrease in the capitalization of payroll and benefits associated with our internal staff efforts in 2005 to convert our customer information system, which was placed into service on January 2, 2006. Additional staffing and wage increases also contributed to the increase.

Administration expense increased $266,000, or 17.0%, compared to the same period in 2005, due primarily to additional legal and consultant expenses related to the 2004 rate proceeding remand that were not expected nor included in the rate expenses approved in the proceeding. Regulatory expenses related to the millage assessed to public utilities in Delaware, which increased 50% in 2005, and Public Service Commission expenses related to our water self sufficiency and a generic water utility docket to address developer contributions also increased administrative expense by $48,000.

Purchased Power expense increased $107,000, or 17.1%, compared to the same period in 2005, due to an increase in electric rates of approximately 92% effective May 2006.

Utility operating expense also increased $48,000, or 3.1%, compared to the same period in 2005, due to the recognition of an increase in rates charged for water purchased from neighboring utilities under minimum take or pay agreements. Water treatment expense increased by $58,000, or 17.5%, compared to the same period in 2005, as a result of increases in the cost of chemicals used in the water treatment process.

Non-utility expense decreased approximately $541,000 for the six months ended June 30, 2006, from the six months ended June 30, 2005, primarily due to the timing of implementation for certain contracted engineering design services for projects for Artesian Utility. The engineering fees, related to construction projects, are charged back to developers under contract and the associated revenues have been reflected in our operating revenues under non-utility revenue.

Property taxes assessed on property, primarily held by Artesian Water, increased by $103,000, or 8.8%, compared to the same period in 2005, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and increases in the amount of plant owned by Artesian. Property taxes are assessed on land, buildings and certain utility plant, which includes the footage and size of pipe, hydrants and wells owned by Artesian Water.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 61.5% for the six months ended June 30, 2006, compared to 61.3% for the six months ended June 30, 2005.

Depreciation and amortization expense increased $63,000, or 3.0%, over the six months ended June 30, 2005, due to increases in our utility plant in service providing supply, treatment, storage and distribution of water.

Federal and State income tax expense increased $83,000, or 5.7%, due to higher profitability for the six months ended June 30, 2006, compared to the six months ended June 30, 2005.

Other Income, Net

Our AFUDC decreased $4,000, or 3.3%, compared to the same period in 2005, as a result of lower long-term construction activity subject to AFUDC for the first three months of 2006 compared to the same period in 2005. Miscellaneous Income increased $32,000 primarily due to recording dividends associated with our investment in CoBank. CoBank is a cooperative bank that distributes equity and cash income to its customer-owners. Our ownership interest in CoBank is the result of our issuance of $50 million in First Mortgage Bonds to CoBank as currently reflected on our Balance Sheet.

Interest Charges

Interest charges increased $60,000, or 2.0%, for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, primarily due to higher long-term debt outstanding, partially offset by lower borrowings on our lines of credit in 2006 compared to 2005.

Back to Index

Net Income

Our net income increased $197,000, or 9.1%, for the six months ended June 30, 2006, compared to the same period a year ago. The increase in net income for the six months was due to improved operating income margins from our non-utility subsidiaries compared to the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the six months ended June 30, 2006 were $6.2 million provided by cash flow from operating activities and $8.3 million in net contributions and advances from developers. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions particularly during the summer. A significant part of our ability to maintain and meet our financial objectives is to assure our investments in utility plant and equipment are recovered in the rates charged to customers. As such, from time to time we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

On May 9, 2006, Artesian Water Company filed a petition with the PSC to implement new rates to meet a requested increase in revenue of 23%, or approximately $9.9 million, on an annualized basis. This request is primarily due to the Company’s significant investment in infrastructure, as well as an approximately 92% increase in purchased power expense due to the deregulation of the electric industry in Delaware. On July 10, 2006, Artesian Water filed a supplemental application reducing the requested increase to 20.5% or approximately $8.7 million on an annual basis. As permitted by law, on July 10, 2006 Artesian Water placed into effect temporary rates designed to generate an increase in annual operating revenue of approximately 5.9%, or $2.5 million on an annual basis, under bond until the level of permanent rates is decided by the Delaware Public Service Commission.

We invested $17.1 million in capital expenditures during the first six months of 2006 compared to $10.2 million invested during the same period in 2005. The primary focus of Artesian Water’s investment was to continue to provide high quality reliable service to our growing service territory. We are constructing a new one million gallon elevated storage facility in southern New Castle County to serve customers in and around the town of Middletown and invested $2.1 million in the first six months of 2006. When completed, Artesian Water will have invested approximately $2.5 million in the facility. In addition, we are continuing our regional approach to building infrastructure through connecting existing supply infrastructure to new developments and at the same time providing redundancy to existing developments by connecting them to the regional system. These efforts resulted in an investment of $2.1 million in the first six months of 2006. Artesian Wastewater invested $1.1 million in constructing two new wastewater treatment facilities in Sussex County. When completed, Artesian Wastewater will have invested approximately $3.0 million in these facilities, which will be capable of serving approximately 1,000 customers. In addition, Artesian Wastewater took ownership of a wastewater treatment plant in a Sussex County development known as the Reserves. The $1.4 million facility was contributed to Artesian Wastewater by the developer. The facility was constructed to serve 97 customers.

At June 30, 2006, Artesian Water had lines of credit totaling $40.0 million to meet temporary cash requirements. These revolving credit facilities are unsecured. As of June 30, 2006, we had $34.7 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate, or “LIBOR,” plus 1.0% or, at our discretion, the banks’ federal funds rate plus 1.0%. Each bank reviews all of their facilities annually for renewal. At June 30, 2006, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $1.5 million, respectively, to meet temporary cash requirements. These revolving credit facilities are unsecured. As of June 30, 2006, we had not borrowed funds under these lines. The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%. The bank reviews its facilities annually for renewal.

We believe that our available cash and cash equivalents, cash from operations and cash available under our lines of credit will be sufficient to finance our operations, planned capital expenditures and commitments for the next twelve months.

Back to Index

Contractual Obligations

	Payments Due by Period

In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

First Mortgage Bonds	$5,544	$11,097	$11,093	$173,950	$201,684
State revolving fund loans	591	1,770	1,180	6,363	9,904
Operating leases	140	170	83	1,833	2,226
Unconditional purchase obligations	3,082	5,547	5,540	30,490	44,659
Tank painting contractual obligation	200	749	749	174	1,872

Total contractual cash obligations	$9,557	$19,333	$18,645	$212,810	$260,345

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

On June 20, 2006, Artesian Water provided the City of Wilmington (City) with notice of non-renewal of the interconnection agreement with the City upon its December 22, 2006 termination. Artesian Water will no longer be required to purchase 200 million gallons annually from the City after December 22, 2006.

Commitments	Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Lines of Credit	$5,282	$5,282	—	—	—

CAUTIONARY STATEMENT

Statements in this Quarterly Report on Form 10-Q which express our “belief,” “anticipation” or “expectation,” as well as other statements which are not historical fact, including statements regarding our goals, the impact of weather on our operations and the execution of our strategic initiatives, our expectations regarding the resolution of our May 2006 rate request, exact amounts that may be collected under temporary rate increases and the potential impact of revenue in 2006, contract operations opportunities, our expectations regarding the sale of land to Commonwealth, appropriate investment in infrastructure regarding the filing of the certification of sufficient sources of self-supply, our expectations regarding recent accounting pronouncements, our liquidity needs, our belief that we have sufficient capital resources to finance our operations, planned capital expenditures and commitments for the next twelve months, and our expectations to be in compliance with the financial covenants in our debt instruments are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements. While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as representation of the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

Back to Index

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

Artesian Water had lines of credit totaling $40.0 million to meet temporary cash requirements. These revolving credit facilities are unsecured. As of June 30, 2006, we had $34.7 million of available funds under these lines. The interest rate for borrowings under each of these lines is the LIBOR plus 1.0% or, at our discretion, the banks’ federal funds rate plus 1.0%. As such these rates are subject to the risk of fluctuating in the normal of course of business. Consequently, our interest expense for short term debt could be materially affected should interest rates change materially and we have material outstanding balances due on our lines of credit.

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There are no material legal proceedings pending at this time to which we or any of our properties is the subject that are material or are expected to have a material effect on our financial position or operations.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its 2005 Annual Meeting of Stockholders on May 12, 2005

Back to Index

(b)

At the annual meeting, Mr. Kenneth R. Biederman was elected to serve as director for a three year term and until his respective successor shall be elected and qualified or until his earlier resignation or removal. Only holders of record of the Company’s Class B Common Stock were entitled to vote in respect to the election of directors. Votes were cast as follows with respect to Mr. Biederman’s election: 515,448 votes for, 2,727 votes against, no abstentions and no broker non-votes. The following directors continued to serve as directors of the Company immediately after the annual meeting: Mr. Norman H. Taylor, Jr., Mr. William C. Wyer, Mr. John R. Eisenbrey, Jr. and Ms. Dian C. Taylor.

ITEM 5 - EXHIBITS

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

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION
Date: August 8, 2006	By:	/s/ DIAN C. TAYLOR

Dian C. Taylor (Principal Executive Officer)
Date: August 8, 2006	By:	/s/ DAVID B. SPACHT

David B. Spacht (Principal Financial and Accounting Officer)

Back to Index

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Act of 1934.

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant required by Rule 13a – 14 (b) under the Securities Act of 1934.