Form 10-Q
period 2006-09-30
ARTESIAN RESOURCES CORP
filed 2006-11-08
CIK 863110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes	No

As of October 31, 2006, 5,193,627 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEET

Unaudited

(In thousands)

	September 30, 2006	December 31, 2005

ASSETS
Utility plant, at original cost less accumulated depreciation	$248,619	$227,566

Current assets
Cash and cash equivalents	2,233	1,359
Accounts receivable, net	4,615	4,281
Unbilled operating revenues	3,163	2,374
Materials and supplies-at cost on FIFO basis	1,046	1,008
Prepaid property taxes	1,387	851
Prepaid expenses and other	1,012	533

Total current assets	13,456	10,406

Other assets
Non-utility property (less accumulated depreciation 2006-$146; 2005-$129)	383	316
Other deferred assets	3,795	3,693

Total other assets	4,178	4,009

Regulatory assets, net	1,788	1,873

	$268,041	$243,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity
Common stock	$6,068	$4,014
Additional paid-in capital	44,750	43,469
Retained earnings	10,526	10,330

Total stockholders’ equity	61,344	57,813
Long-term debt, net of current portion	92,114	92,379

	153,458	150,192

Current liabilities
Lines of Credit	7,642	1,786
Current portion of long-term debt	308	301
Accounts payable	3,183	2,790
Accrued expenses	3,598	1,948
Overdraft payable	1,655	1,417
Income tax payable	—	111
Deferred income taxes	491	269
Interest accrued	586	354
Customer deposits	470	469
Other	2,625	2,793

Total current liabilities	20,558	12,238

Deferred credits and other liabilities
Net advances for construction	24,866	24,404
Postretirement benefit obligation	1,043	1,097
Deferred investment tax credits	771	789
Deferred income taxes	20,697	17,784

Total deferred credits and other liabilities	47,377	44,074
Commitments and contingencies
Net contributions in aid of construction	46,648	37,350

	$268,041	$243,854

See notes to the consolidated financial statements.

Back to Index

ARTESIAN RESOURCES CORPORATION

CONSOLIDATED STATEMENT OF INCOME

Unaudited

(In thousands, except per share amounts)

	For the Quarter Ended September 30

	2006	2005

OPERATING REVENUES
Water sales	$12,231		$11,289
Other utility operating revenue	267		290
Non-utility revenue	374		801
Gain on sale of land	1,322		—

	14,194		12,380

OPERATING EXPENSES
Utility operating expenses	6,240		5,827
Non-utility operating expenses	289		557
Depreciation and amortization	1,237		1,098
State and federal income taxes	1,599		1,116
Property and other taxes	648		618

	10,013		9,216

OPERATING INCOME	4,181		3,164
OTHER INCOME, NET
Allowance for funds used during construction	100		48
Other income, net	(31)		(15)

INCOME BEFORE INTEREST CHARGES	4,250		3,197
INTEREST CHARGES	1,643		1,518

NET INCOME	$2,607		$1,679

INCOME PER COMMON SHARE:
Basic	$0.43	$	*0.28

Diluted	$0.42	$	*0.27

CASH DIVIDEND PER COMMON SHARE	$0.15	$	*0.15

AVERAGE COMMON SHARES OUTSTANDING
Basic	6,065		*5,996

Diluted	6,247		*6,187

See notes to the consolidated financial statements.
*	Restated for the stock split effective May 30, 2006.

Back to Index

ARTESIAN RESOURCES CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Nine Months Ended September 30,

	2006	2005

OPERATING REVENUES
Water sales	$33,253		$30,986
Other utility operating revenue	779		749
Non-utility revenue	1,342		2,049
Gain on sale of land	1,322		—

	36,696		33,784

OPERATING EXPENSES
Utility operating expenses	18,210		16,635
Non-utility operating expenses	892		1,701
Depreciation and amortization	3,422		3,220
State and federal income taxes	3,127		2,561
Property and other taxes	1,922		1,790

	27,573		25,907

OPERATING INCOME	9,123		7,877
OTHER INCOME, NET
Allowance for funds used during construction	219		171
Miscellaneous income	349		332

INCOME BEFORE INTEREST CHARGES	9,691		8,380
INTEREST CHARGES	4,729		4,543

NET INCOME	$4,962		$3,837

INCOME PER COMMON SHARE:
Basic	$0.82	$	*0.64

Diluted	$0.80	$	*0.62

CASH DIVIDEND PER COMMON SHARE	$0.45	$	*0.43

AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,047		*5,972

Diluted	6,232		*6,174

See notes to the consolidated financial statements.

*	Restated for the stock split effective May 30, 2006.

Back to Index

ARTESIAN RESOURCES CORPORATION

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

Unaudited

(In thousands)

	For the Nine Months Ended September 30,

	2006	2005

Balance, beginning of period	$10,330	$8,765
Net income	4,962	3,837

	15,292	12,602
Less: Dividends	2,742	2,575
Stock Split	2,024	—

Balance, end of period	$10,526	$10,027

See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

Unaudited

(In thousands)

	For the Nine Months Ended September 30 ,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$4,962	$3,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,422	3,220
Deferred income taxes, net	3,116	2,548
Stock compensation	252	—
Allowance for funds used during construction	(219)	(171)
Gain on sale of land	(1,322)	—
Changes in assets and liabilities:
Accounts receivable, net	(334)	(787)
Income tax payable	(260)	—
Unbilled operating revenues	(788)	(225)
Materials and supplies	(38)	(4)
Prepaid property taxes	(536)	(499)
Prepaid expenses and other	(330)	(347)
Other deferred assets	(169)	(1,123)
Regulatory assets	86	87
Postretirement benefit obligation	(54)	(54)
Accounts payable	393	621
Accrued expenses	1,650	(493)
Interest accrued	232	104
Customer deposits and other, net	(166)	2,051

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,897	8,765

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of AFUDC	(25,054)	(15,053)
Investment in Aquastructure	37	—
Proceeds from sale of land	1,330	—
Proceeds from sale of assets	10	6

NET CASH USED IN INVESTING ACTIVITIES	(23,677)	(15,047)

Back to Index

ARTESIAN RESOURCES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

Unaudited

(In thousands)

	For the Nine Months Ended September 30,

	2006	2005

CASH FLOW FROM FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit agreements	5,855	(9,197)
Proceeds from issuance of long-term debt	—	10,029
Restricted funds from issuance of tax-free bonds	—	502
Overdraft payable	238	609
Net advances and contributions in aid of construction	10,472	6,614
Principal repayments of long-term debt	(258)	(736)
Net proceeds from issuance of common stock	1,059	990
Dividends	(2,742)	(2,575)
Deferred debt issuance costs	30	29

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,654	6,265

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	874	(17)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,359	1,217

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,233	$1,200

Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,316	$4,347

Income taxes paid	$261	$—

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

Our other water utility subsidiary, Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, began operations in 2002, and is providing water service to a residential community, consisting of 39 customers, in Chester County. On February 4, 2005, the Pennsylvania Public Utilities Commission approved our application to increase our service area to encompass four specific developments that are expected to add 350 customers over 10 years.

Another subsidiary of ours, Artesian Wastewater Management, Inc., or Artesian Wastewater, is a regulated entity that owns wastewater infrastructure and provides wastewater services in Delaware. Artesian Wastewater is currently providing service to four communities in Sussex County, Delaware.

Our two other subsidiaries, neither of which is regulated, are Artesian Utility Development, Inc., or Artesian Utility, which designs and builds wastewater infrastructure and provides contract wastewater services in Delaware, and Artesian Development Corporation, or Artesian Development, the sole activity of which is the ownership of a six-acre parcel of land zoned for office buildings located immediately adjacent to our corporate headquarters.

Stock Compensation Plans

We maintain an equity compensation plan that provides for grants of stock options and restricted stock awards and other forms of stock compensation to our directors, officers and key employees. Prior to May 25, 2005, we maintained three stock compensation plans. No further equity compensation can be issued under those plans. On May 25, 2005, the Company’s stockholders approved a new Equity Compensation Plan, or the Plan, which authorized up to 750,000 shares of Class A Non-Voting Common Stock for issuance. Term and vesting schedules for options granted under the Plan may vary and are set at the time of grant by the Equity Compensation Plan Committee of the Board of Directors. Approximately $406,000 in compensation expense was recorded during the nine months ended September 30, 2006 for stock bonus grants and options issued under the Equity Compensation Plan. During the quarter ended September 30, 2006, additional paid in capital increased by $457,000 as the result of a reclassification of $536,000 from other liabilities and $79,000 from other deferred assets.

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

Back to Index

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations (“SFAS No. 123R”) using the modified-prospective transition method. Under this method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost related to stock awards granted prior to, but not vested as of, January 1, 2006 continues to be amortized using the expense attribution method described in FIN 28. Results for the prior periods have not been restated. We have used the modified prospective method and estimated the fair value of each option grant using the Black-Scholes option pricing model, which produced an expense of less than $1,000 related to options granted prior to January 1, 2006. For the nine month period ending September 30, 2006 an expense of $50,000 has been realized for options granted in May 2006. Also, for the nine-month period ending September 30, 2006, $356,000 in expense was recorded for stock awards and related tax. The stock awards were fully vested on the date of grant and were valued at the fair market value on the date of the grant. The options were granted at market value with a 10 year option term and will vest in a one year period from the date of grant, May 12, 2006. The fair value of the options that were granted were estimated using a Black-Scholes option-pricing formula, applying the following assumptions:

	Unaudited For the Nine Months Ended September 30, 2006	Unaudited For the Quarter Ended September 30, 2006

Expected Dividend Yield	2.930%	N/A
Expected Stock Price Volatility	0.238	N/A
Weighted Average Risk-Free Interest Rate	5.030%	N/A
Weighted Average Expected Life of Options	3.260	N/A

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

Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal 2006

The table below illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted in the third quarter of 2005. For purposes of this disclosure, the fair value of the options is estimated using a Black-Scholes-Merton option-pricing formula, applying the following assumptions:

	Unaudited For the Nine Months Ended September 30, 2005	Unaudited For the Quarter Ended September 30, 2005

Expected Dividend Yield	3.010%	N/A
Expected Stock Price Volatility	0.320	N/A
Weighted Average Risk-Free Interest Rate	2.920%	N/A
Weighted Average Expected Life of Options	0.880	N/A

Back to Index

	Unaudited For the Nine Months Ended September 30, 2005	Unaudited For the Quarter Ended September 30, 2005

(In thousands, except per share data)
Net Income applicable to common stock
As reported	$3,837	$1,679
Add: compensation expense included in net income (net of tax)	(1)	(1)
Deduct: compensation expense using fair value based method (net of tax)	(7)	(1)

Pro-forma	$3,829	$1,677

Basic net income per common share
As reported	$0.64	$0.28
Pro-forma	$0.64	$0.28
Diluted net income per common share
As reported	$0.62	$0.27
Pro-forma	$0.62	$0.27

The following summary reflects changes in the shares of Class A Non Voting Common Stock under option:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value (in thousands)

Plan options
Outstanding at January 1, 2006	571,686	$13.294
Granted	33,750	21.113
Exercised	(6,865)	7.359
Canceled	(160)	18.463

Outstanding at September 30, 2006	598,411	13.802	6.01	$3,048

Options exercisable at September 30, 2006	564,661	$13.365	5.79	$3,048

The weighted-average grant-date fair value of options granted during 2006 was $3.809. The total intrinsic value of options exercised during 2006 was $95,377.

The following summary reflects changes in the nonvested shares of Class A Stock under option:

	Option Shares	Weighted Average Grant-Date Fair Value

Nonvested Shares
Nonvested at January 1, 2006	—
Granted	33,750	$3.809
Vested	—
Canceled	—

Nonvested at September 30, 2006	33,750	$3.809

As of September 30, 2006, there was $78,891 of total unrecognized expense related to nonvested option shares granted under the Plan. That cost will be recognized over the remaining vesting period of the unvested options.

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

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements reflect all normal recurring adjustments necessary to present fairly the Company’s balance sheet position as of September 30, 2006 and the results of operations for the three month periods and the nine month periods ended September 30, 2006 and 2005 and cash flows for the nine month periods ended September 30, 2006 and 2005.

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

	Unaudited September 30, 2006	December 31, 2005

	(in thousands)
Postretirement benefit obligation	$1,043	$1,097
Deferred income taxes recoverable in future rates	586	597
Expense of rate proceedings	143	155
Other	16	24

	$1,788	$1,873

Expenses related to the Net Periodic Pension Cost for the postretirement benefit obligation are as follows:

For the Nine Months Ended September 30,	2006	2005

	(in thousands)
Net Periodic Pension Cost
Interest Cost	$39	$40
Amortization of Net Gain	(21)	(25)
Amortization of Transition Obligation	6	6

Total Net Periodic Benefit Cost	$24	$21

Contributions

Artesian Water contributed $79,000 to its postretirement benefit plan in the first nine months of 2006 and expects to contribute another $24,000 for the remainder of the year. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company’s eligible retired employees.

Back to Index

NOTE 4 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options. The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

	(in thousands)		(in thousands)
Average common shares outstanding during the period for Basic computation	6,065	5,996	6,047	5,972
Dilutive effect of employee stock options	182	191	185	202

Average common shares outstanding during the period for Diluted computation	6,247	6,187	6,232	6,174

Equity per common share was $10.14 and $9.58 at September 30, 2006 and 2005, respectively. These amounts were computed by dividing common stockholders’ equity by the number of shares of common stock outstanding on September 30, 2006 and 2005, respectively.

NOTE 5 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of Artesian’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company is currently evaluating the impact of adopting SAB 108 on our financial statements.

In September 2006, the Financial Accounting Standards Board, FASB, issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, “Employers’ Accounting for Pensions”; No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”; No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”; and No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur. Employers, such as Artesian, with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company expects to adopt this statement effective January 1, 2007 and 2008, as detailed above, and is currently evaluating the effect on the financial statements.

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements; however, the statement does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company expects to adopt this statement effective January 1, 2008 and does not expect it to have a material effect on the financial statements.

Back to Index

In June 2006, FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financials statements in accordance with FASB Statement No. 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation allows an enterprise to recognize economic benefits resulting from positions taken in income tax returns, as long as a more likely than not approach is taken. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt this statement effective January 1, 2007 and does not expect it to have a material effect on the financial statements.

In March 2006, FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets”. This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in some situations. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This statement is effective for fiscal years beginning after September 15, 2006. The Company expects to adopt this statement effective January 1, 2007 and does not expect it to have a material effect on the financial statements.

In February 2006, FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments”. This statement amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company expects to adopt this statement effective January 1, 2007 and does not expect it to have a material effect on the financial statements.

NOTE 6 - RATE PROCEEDINGS

On April 11, 2006, the PSC, approved a rate increase for Artesian Water in response to Artesian Water’s February 5, 2004 rate request. Artesian Water filed an initial application in February 2004 with the PSC for a 24% rate increase to generate approximately $8.8 million in additional revenue on an annualized basis to recognize the significant increase in utility plant and equipment placed in service and increased operating expenses. On March 26, 2004, Artesian Water filed a supplemental application reducing the requested increase to 23.8%, or approximately $8.7 million of additional revenue on an annualized basis. On April 6, 2004, Artesian Water implemented a temporary rate increase designed to generate an increase in annual operating revenue of approximately 6.98%, or $2.5 million on an annualized basis. On September 7, 2004, an additional $3.0 million in temporary rates, for a total increase of 15%, was placed into effect as permitted by law.

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

On April 11, 2006, the PSC ruled in Artesian Water’s favor on all three issues. Based on the PSC decision, Artesian Water’s new rates would generate approximately $4.9 million in additional revenue on an annual basis, or an increase of approximately 13.4% over rates in effect before the implementation of temporary rates in 2004. Artesian Water is required to refund the portion of the temporary rate increase in excess of the 13.4% to its customers. This amount has been held in reserve and was not reflected in income. The refund, plus interest, will be applied to customers’ future bills. As of September 30, 2006, we have reserved $941,000, plus an additional $98,000 in interest, in anticipation of the refund. This reserve is included under “other current liabilities” in our consolidated balance sheet. A portion of the reserve, or $154,000, representing revenues that were approved on April 11, 2006, was reflected in income in the first quarter ending March 31, 2006.

Back to Index

On May 9, 2006, Artesian Water Company, Inc. filed a petition with the Delaware Public Service Commission to implement new rates to meet a requested increase in revenue of 23%, or approximately $9.9 million, on an annualized basis. This request is primarily due to the Company’s significant investment in infrastructure, as well as an approximately 92% increase in purchased power expense due to the deregulation of the electric industry in Delaware in May 2006. On July 10, 2006, Artesian Water filed a supplemental application reducing the requested increase to 20.5%, or approximately $8.7 million on an annual basis. As permitted by law, on July 10, 2006 Artesian Water placed into effect temporary rates designed to generate an increase in annual operating revenue of approximately 5.9%, or $2.5 million on an annual basis, until the level of permanent rates is decided by the Delaware Public Service Commission.

Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC. This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility’s overall financial position. The DSIC approval process is less costly when compared to the approval process for general rate increase requests. We requested on November 30, 2005, and subsequently implemented, a 1.17% DSIC for bills rendered after January 1, 2006. The 1.17% generated approximately $225,000 in revenues during the first nine months of 2006. As required by law, the surcharge for DSIC was reset to zero upon the implementation of the temporary rates on July 10, 2006, as noted above.

NOTE 7 – SALE OF LAND

On May 2, 2005, Artesian Development signed a Letter of Intent with The Commonwealth Group, Ltd., or Commonwealth, for the sale of a parcel of land of approximately four acres. Subsequently, on August 5, 2005, Artesian Development entered into an Agreement of Sale with Commonwealth for the sale of this land. The sale was completed on September 14, 2006. The sale price was $1.35 million and the gain on the sale of the parcel of land after expenses, but before income taxes, was approximately $1.32 million.

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

	For the Nine Months Ended September 30,		For the Quarter Ended September 30,

Weighted Average Shares Outstanding	2006	2005	2006	2005

Basic	6,046,683	5,972,235	6,064,781	5,996,427
Diluted	6,231,626	6,173,889	6,247,007	6,187,497

Back to Index

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2006

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

While customer growth in our utility subsidiaries continued to be a major focus in the first nine months of 2006, we aggressively seek opportunities that produce revenue streams that are not as directly affected by weather. These opportunities include the efforts of Artesian Utility, which is actively pursuing opportunities to design, build and operate wastewater facilities throughout Delaware and surrounding areas, and Artesian Wastewater, which began providing wastewater services to customers in Delaware as a regulated public wastewater service company in July 2005. The opportunities generated through our wastewater service companies may provide additional service territory for the regulated water subsidiary or may provide contract operations services for municipalities or other regulated entities. We will also continue to focus attention on expanding our contract operations opportunities with municipalities and private water providers in Delaware and surrounding areas.

Ensuring that our customers have a dependable supply of safe, high-quality water has been, and will continue to be, a high priority. In 2003, Delaware passed legislation requiring all water utilities serving customers in northern New Castle County to certify by July 2006 that they have sufficient sources of self-supply to serve their respective systems. We believed we had made the appropriate investment in infrastructure and on March 8, 2005, we filed our first certification of self-sufficiency of supply with the PSC. On June 21, 2005, the PSC issued Order No. 6660, in which they indicated that they were unable to consider our filing under the Self Sufficiency Act, since the Water Supply Coordinating Council had not yet published its determination of projected water demand. However, the PSC accepted our filing, directing the PSC Staff to review and confirm our assertion of adequate supply through 2006. This review has been completed and on June 20, 2006 the PSC concluded that we demonstrated that we have sufficient water supply to meet the demands of our customers through 2006. As required by law, on June 30, 2006, we filed with the PSC, a new certification of self-sufficiency for the period through 2009.

On June 20, 2006, Artesian Water provided the City of Wilmington, Delaware (City) with notice of non-renewal of the interconnection agreement with the City upon its December 22, 2006 termination. Artesian Water will no longer be required to purchase 200 million gallons annually from the City after December 22, 2006.

REGULATORY MATTERS AND INFLATION

As of September 30, 2006, we had 73,449 metered water customers and 76 wastewater customers, serving a population of approximately 242,000, which represents approximately 29% of Delaware’s total population. The PSC regulates Artesian Water’s rates charged for water service, the sale and issuance of securities and other matters. On July 6, 2004, Delaware enacted legislation authorizing the PSC to regulate wastewater companies, which includes rates charged for wastewater service, issuance of securities and other matters. Artesian Wastewater received recognition as a regulated public wastewater utility by the PSC on March 8, 2005. Artesian Wastewater began providing service to a community in Sussex County, Delaware in July 2005 after receiving a Certificate of Public Convenience and Necessity, or CPCN, in the first quarter of 2005 to serve a planned 725 home residential community. The PSC approved the temporary rates for this community on July 15, 2005, and on January 24, 2006, approved the rates and tariff. Artesian Wastewater currently holds 16 CPCNs for areas in Kent and Sussex County Delaware on which developers have proposed over 5,500 residential dwellings. While the developers expect to construct these houses over the next 10 years, we cannot reasonably determine the exact time when these customers will be added to our system.

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

Results of Operations – Analysis of the Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Operating Revenues

Revenues totaled $14.2 million for the three months ended September 30, 2006, $1.8 million, or 14.7%, above revenues for the three months ended September 30, 2005 of $12.4 million, primarily due to an increase in water sales revenues and the gain on sale of land by Artesian Development . Water sales revenues increased 8.3% for the three months ended September 30, 2006, over the corresponding period in 2005. A portion of the increase in water sales revenue reflects a 2.89% increase in the number of customers served. The remaining increase in operating revenues for the three months ended September 30, 2006 is primarily due to a 5.9% temporary rate increase on July 10, 2006 in association with the Company’s rate increase requested on May 9, 2006. The decrease in the non-utility revenues of $427,000, or 53.3% was due to a decrease in non-regulated wastewater project activity compared to the same period last year. We realized 86.2% of our total revenue for the three months ended September 30, 2006 from the sale of water, compared to 91.2% during the same period last year, a decrease due to the recognition of a gain on the sale of land of $1.3 million.

Back to Index

On April 11, 2006, the PSC approved a rate increase for Artesian Water in response to a February 5, 2004 rate request. Artesian Water filed an initial application in February 2004 with the PSC for a 24% rate increase to generate additional revenue of approximately $8.8 million on an annualized basis to recover the significant increase in utility plant and equipment placed in service and increased operating expenses. On March 26, 2004, Artesian Water filed a supplemental application reducing the requested increase to 23.8%, or approximately $8.7 million on an annualized basis. On April 6, 2004, Artesian Water implemented a temporary rate increase designed to generate an increase in annual operating revenue of approximately 6.98%, or $2.5 million on an annualized basis. On September 7, 2004, an additional $3.0 million in temporary rates, for a total increase of 15%, was placed into effect as permitted by law. On June 21, 2005, the PSC ruled on various issues within Artesian Water’s rate application. However, on July 5, 2005, the PSC remanded two issues related to rate base valuation to the Hearing Examiner for further consideration. These two issues related to approximately $320,000 of the requested increase in annual revenue. In addition, effective July 1, 2005, Chester Water Authority and the City of Wilmington increased their rates for water purchased by Artesian Water. On August 15, 2005, Artesian Water filed a petition with the PSC to place into effect increased rates resulting from these increased costs. The PSC elected to consolidate this petition with the pending remanded issues in the rate case. On April 11, 2006, the PSC ruled in Artesian Water’s favor on all three issues. Based on the PSC decision, Artesian Water’s new rates will generate approximately $4.9 million in additional revenue on an annual basis, or an increase of approximately 13.4%, over rates in effect before the implementation of temporary rates in 2004. Since Artesian was permitted to bill customers under temporary rates that were found to be in excess of rates finally approved, Artesian Water will be required to refund the portion of the temporary rate increase in excess of the approved 13.4% increase to its customers. The estimated amount has been held in reserve and was not reflected in income. The refund, plus interest which has been reflected in interest expense during the appropriate period, will be applied to the customers’ future bills. As of September 30, 2006, we had reserved $941,000 of the total received under temporary rates in anticipation of a refund. The Company anticipates a refund to our customers in the fourth quarter.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.2 million, or 2.5%, to $7.2 million for the three months ended September 30, 2006, compared to $7.0 million for the same period in 2005. The components of the increase in operating expenses included an increase in utility operating expenses of $413,000. Non-utility operating expenses decreased $269,000 in the third quarter of 2006, or 48.2%, compared to the same period last year.

The increase in utility operating expense of $413,000 for the quarter ended September 30, 2006, or 7.1%, over the same period in 2005, is primarily comprised of increases in repair and maintenance and purchased power costs.

Repair and maintenance expense increased by $179,000, or 45.3%, compared to the same period in 2005, due to repair of lightning strike damage at one of our stations and an increase in the frequency of the change out of the carbon filter media at our facilities.

Utility purchased power expense also increased $185,000, or 49.2%, compared to the same period in 2005, due to an increase in electric rates of approximately 92% effective May 2006. Price caps instituted by electric restructuring legislation in Delaware in 1999 were lifted in 2006, resulting in extreme price increases for all of Delmarva Power’s customers. Artesian sought to mitigate these increases by signing a two-year supply contract, at a fixed price, with Pepco Holdings, Inc.

Non-utility expense decreased approximately $268,000 for the three months ended September 30, 2006, from the three months ended September 30, 2005, due to less project activity as compared to the same period in 2005.

Property taxes, assessed on property primarily held by Artesian Water, increased by $30,000, or 5.0%, compared to the same period in 2005, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and increases in the amount of plant owned by Artesian. Property taxes are assessed on land, buildings and certain utility plant, which includes the footage and size of pipe, hydrants and wells owned by Artesian Water.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 50.6% for the three months ended September 30, 2006, compared to 56.6% for the three months ended September 30, 2005. The decrease in the ratio was primarily due to the sale of land by Artesian Development.

Depreciation and amortization expense increased $139,000, or 12.6%, over the three months ended September 30, 2006, due to continuing investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and State income tax expense increased $483,000 due to higher profitability for the three months ended September 30, 2006, compared to the three months ended September 30, 2005. The effective tax rate was 38.02% for the three months ended September 30, 2006, compared to 39.91% for the three months ended September 30, 2005. The reduction in the effective tax rate was partially due to the application of state net operating losses applied against the gain on the sale of land in Artesian Development .

Back to Index

Other Income, Net

Our Allowance for Funds Used During Construction, or AFUDC, increased $52,000, or 108.0%, compared to the same period in 2005, as a result of higher long-term construction activity subject to AFUDC for the third quarter of 2006 compared to the same period in 2005.

Interest Charges

Interest charges increased $125,000, or 8.2%, for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, primarily due to higher long-term debt outstanding and interest related to Artesian Water’s 2004 rate case customer refund.

Net Income

Our net income increased $928,000, or 55.3%, for the three months ended September 30, 2006, compared to the same period a year ago. The increase in net income for the three months was primarily due to the gain on the sale of land owned by Artesian Development .

Results of Operations – Analysis of the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Operating Revenues

Revenues totaled $36.7 million for the nine months ended September 30, 2006, $2.9 million, or 8.6%, above revenues for the nine months ended September 30, 2005, of $33.8 million, primarily due to an increase in water sales revenues and the gain on sale of land by Artesian Development . Water sales revenues increased 7.3% for the nine months ended September 30, 2006, over the corresponding period in 2005. A portion of the increase in water sales revenue reflects a 2.89% increase in the number of customers served. In addition, since Artesian Water did not record as income in 2005 certain revenues received that we could not reasonably be certain we would retain, we reflected $154,000 for income received under rates approved in the remand of our 2004 rate filing in the first nine months of 2006, further described below. The remaining increase in operating revenues for the nine months ended September 30, 2006 is primarily due to additional revenues of approximately $225,000 generated by the increase in DSIC, slightly higher volumes of water delivered to customers, and a temporary rate increase of 5.9% on July 10, 2006 in association with the Company’s rate increase requested on May 9, 2006. The decrease in the non-utility revenues in the amount of $707,000 was due to a decrease in wastewater construction activity compared to the same period last year. We realized 90.6% of our total revenue for the nine months ended September 30, 2006 from the sale of water, compared to 91.7% during the same period last year.

On April 11, 2006, the PSC approved a rate increase for Artesian Water in response to Artesian Water’s February 5, 2004 rate request. For more details regarding this proceeding, see Results of Operations – Analysis of the Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005 above.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.9 million, or 4.5%, to $21.0 million for the nine months ended September 30, 2006, compared to $20.1 million for the same period in 2005. The components of the increase in operating expenses included an increase in utility operating expenses of $1.6 million. Non-utility operating expenses decreased $809,000 in the first nine months of 2006, or 47.6%, compared to the same period last year primarily due to less wastewater construction activity in 2006.

The increase in utility operating expense of $1.6 million for the nine months ended September 30, 2006, or 9.5%, over the same period in 2005, is comprised of increases in payroll and employee benefits, administration expense, purchased power expense, purchased water costs and water treatment expense.

Payroll and employee benefit expense increased $694,000, or 8.1%, compared to the same period in 2005, primarily due to a decrease in the capitalization of payroll and benefits associated with our internal staff efforts in 2005 to convert our customer information system, which was placed into service on January 2, 2006. Additional staffing and wage increases also contributed to the increase.

Back to Index

Administration expense increased $253,000, or 10.4%, compared to the same period in 2005, due primarily to outside services related to the implementation of the GIS system and increased regulatory expenses. These regulatory expenses included the millage assessed to public utilities in Delaware, which increased 50% in 2005, Public Service Commission expenses associated with our water self sufficiency filing, and a generic water utility docket to address developer contributions, all of which increased administrative expense by $62,000.

Purchased power expense increased $293,000, or 29.2%, compared to the same period in 2005, due to an increase in electric rates of approximately 92% effective May 2006. Price caps instituted by electric restructuring legislation in Delaware in 1999 were lifted in 2006, resulting in extreme price increases for all of Delmarva Power’s customers. Artesian sought to mitigate these increases by signing a two-year supply contract, at a fixed price, with Pepco Holdings, Inc.

Utility operating expense also increased $76,000, or 3.0%, compared to the same period in 2005, due to the recognition of an increase in rates charged for water purchased from neighboring utilities under minimum take or pay agreements. Water treatment expense increased by $110,000, or 18.7%, compared to the same period in 2005, as a result of increases in the cost of chemicals used in the water treatment process.

Non-utility expense decreased approximately $809,000 for the nine months ended September 30, 2006, from the nine months ended September 30, 2005, due to less project activity as compared to the same period in 2005.

Property taxes assessed on property, primarily held by Artesian Water, increased by $132,000, or 7.4%, compared to the same period in 2005, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and increases in the amount of plant owned by Artesian. Property taxes are assessed on land, buildings and certain utility plant, which includes the footage and size of pipe, hydrants and wells owned by Artesian Water.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 57.3% for the nine months ended September 30, 2006, compared to 59.6% for the nine months ended September 30, 2005. The decrease in the ratio was primarily due to the sale of land by Artesian Development.

Depreciation and amortization expense increased $202,000, or 6.3%, over the nine months ended September 30, 2005, due to increases in our utility plant in service providing supply, treatment, storage and distribution of water.

Federal and State income tax expense increased $566,000, or 22.1%, due to higher profitability for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. The effective tax rate was 38.66% for the nine months ended September 30, 2006, compared to 40.03% for the nine months ended September 30, 2005. The reduction in the effective tax rate was partially due to the application of state net operating losses applied against the gain on the sale of land in Artesian Development .

Other Income, Net

Our AFUDC increased $48,000, or 28.1%, compared to the same period in 2005, as a result of higher long-term construction activity subject to AFUDC for the first nine months of 2006 compared to the same period in 2005. Miscellaneous income increased $17,000 primarily due to recording slightly higher dividend income associated with our investment in CoBank. CoBank is a cooperative bank that distributes equity and cash income to its customer-owners. Our ownership interest in CoBank is the result of our issuance of $50 million First Mortgage Bonds to CoBank as currently reflected on our Consolidated balance sheet.

Interest Charges

Interest charges increased $186,000, or 4.1%, for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, primarily due to higher long-term debt outstanding and interest related to the 2004 rate case customer refund.

Back to Index

Net Income

Our net income increased $1.1 million, or 29.3%, for the nine months ended September 30, 2006, compared to the same period a year ago. The increase in net income for the nine months was primarily due to the gain on the sale of land owned by Artesian Development .

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the nine months ended September 30, 2006 were $9.9 million provided by cash flow from operating activities, $10.5 million in net contributions and advances from developers, and $5.9 million in borrowing on our lines of credit. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions particularly during the summer. A significant part of our ability to maintain and meet our financial objectives is to assure our investments in utility plant and equipment are recovered in the rates charged to customers. As such, from time to time we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

On May 9, 2006, Artesian Water filed a petition with the PSC to implement new rates to meet a requested increase in revenue of 23%, or approximately $9.9 million, on an annualized basis. This request is primarily due to the Company’s significant investment in infrastructure, as well as an approximately 92% increase in purchased power expense due to the deregulation of the electric industry in Delaware. On July 10, 2006, Artesian Water filed a supplemental application reducing the requested increase to 20.5%, or approximately $8.7 million on an annual basis. As permitted by law, on July 10, 2006 Artesian Water placed into effect temporary rates designed to generate an increase in annual operating revenue of approximately 5.9%, or $2.5 million on an annual basis, under bond until the level of permanent rates is decided by the Delaware Public Service Commission.

We invested $25.0 million in capital expenditures during the first nine months of 2006 compared to $15.1 million invested during the same period in 2005. The primary focus of Artesian Water’s investment was to continue to provide high quality reliable service to our growing service territory. We are constructing a new one million gallon elevated storage facility in southern New Castle County to serve customers in and around the town of Middletown and invested $2.3 million in the first nine months of 2006. When completed, Artesian Water will have invested approximately $2.5 million in the facility. In addition, we are continuing our regional approach to building infrastructure through connecting existing supply infrastructure to new developments and at the same time providing redundancy to existing developments by connecting them to the regional system. These efforts resulted in an investment of $7.6 million in the first nine months of 2006. Artesian Wastewater invested $1.6 million in constructing two new wastewater treatment facilities in Sussex County. When completed, Artesian Wastewater will have invested approximately $3.0 million in these facilities, which will be capable of serving approximately 1,000 customers. In addition, Artesian Wastewater took ownership of a wastewater treatment plant in a Sussex County development known as the Reserves. The $1.4 million facility was contributed to Artesian Wastewater by the developer. The facility was constructed to serve 97 customers.

At September 30, 2006, Artesian Water had lines of credit totaling $40.0 million to meet temporary cash requirements. These revolving credit facilities are unsecured. As of September 30, 2006, we had $32.4 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate, or “LIBOR,” plus 1.0% or, at our discretion, the banks’ federal funds rate plus 1.0%. Each bank reviews all of their facilities annually for renewal. At September 30, 2006, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $1.5 million, respectively, to meet temporary cash requirements. These revolving credit facilities are unsecured. As of September 30, 2006, we had not borrowed funds under any of these lines. The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%. The bank reviews its facilities annually for renewal.

We believe that our available cash and cash equivalents, cash from operations and cash available under our lines of credit will be sufficient to finance our operations, planned capital expenditures and commitments for the next twelve months.

Back to Index

Contractual Obligations

	Payments Due by Period

In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

First Mortgage Bonds (Principal and Interest)	$5,544	$11,097	$11,093	$173,950	$201,684
State revolving fund loans	590	1,770	1,180	6,147	9,687
Operating leases	140	170	83	1,833	2,226
Unconditional purchase obligations	3,082	5,547	5,540	30,490	44,659
Tank painting contractual obligation	200	749	749	174	1,872

Total contractual cash obligations	$9,556	$19,333	$18,645	$212,594	$260,128

Long-term debt and state revolving fund loan have certain financial covenant provisions, the violation of which could result in default and require the obligation to be immediately repaid, including all interest. We have not experienced conditions that would result in our default under these agreements, and we do not anticipate any such occurrence. Our payments for unconditional purchase obligations reflect minimum water purchase obligations based on rates that are subject to change under our interconnection agreements with the Chester Water Authority and the City of Wilmington, and are affected by the Chester Water Authority rate increase effective July 1, 2006.

On June 20, 2006, Artesian Water provided the City of Wilmington (City) with notice of non-renewal of the interconnection agreement with the City upon its December 22, 2006 termination. Artesian Water will no longer be required to purchase 200 million gallons annually from the City after December 22, 2006.

Commitments	Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Lines of Credit	$7,642	$7,642	—	—	—

CAUTIONARY STATEMENT

Statements in this Quarterly Report on Form 10-Q which express our “belief,” “anticipation” or “expectation,” as well as other statements which are not historical fact, including statements regarding our goals, our expectation regarding increase of service area for Artesian Pennsylvania, the impact of weather on our operations and the execution of our strategic initiatives, our expectation regarding refunding our customers the excess rate we charges in connection with our February 2004 rate request, the expected amount of contribution to out postretirement benefits plan, our expectations regarding the exact amounts that may be collected under temporary rate increases and the potential impact on revenue in 2006, contract operations opportunities, our expectation regarding the expansion of our service territories, our expectations regarding recent accounting pronouncements, legal proceedings, our liquidity needs, our belief that we have sufficient capital resources to finance our operations, planned capital expenditures and commitments for the next twelve months, and our expectations to be in compliance with the financial covenants in our debt instruments are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements. While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as representation of the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

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

Artesian Water had lines of credit totaling $40.0 million to meet temporary cash requirements. As of September 30, 2006, we had $32.4 million of available funds under these lines. The interest rate for borrowings under each of these lines is the LIBOR plus 1.0% or, at our discretion, the banks’ federal funds rate plus 1.0%. Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $1.5 million, respectively, to meet temporary cash requirements. As of September 30, 2006, we had not borrowed funds under any of these lines. The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%. All these revolving credit facilities are unsecured. The bank reviews its facilities annually for renewal. As such these rates are subject to the risk of fluctuating in the normal of course of business. Consequently, our interest expense for short term debt could be materially affected should interest rates change materially and we have material outstanding balances under our lines of credit.

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

Back to Index

ITEM 6 – EXHIBITS

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant required by Rule 13a – 14 (b) under the Securities Act of 1934, as amended.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION
Date: November 8, 2006	By:	/s/ DIAN C. TAYLOR

Dian C. Taylor (Principal Executive Officer)

Date: November 8, 2006	By:	/s/ DAVID B. SPACHT

David B. Spacht (Principal Financial and Accounting Officer)

Back to Index

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Act of 1934as amended.

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant required by Rule 13a – 14 (b) under the Securities Act of 1934, as amended.