Form 10-K
period 2006-12-31
ARTESIAN RESOURCES CORP
filed 2007-03-16
CIK 863110

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-18516
ARTESIAN RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	51-0002090

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
664 Churchmans Road, Newark, Delaware 19702
Address of principal executive offices
(302) 453 – 6900
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Non-Voting Common Stock	NASDAQ
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file report reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company ( as defined in Exchange Act Rule 12b-2) ☐ Yes ☑ No
The aggregate market value of the Class A Non-Voting Common Stock and Class B Common Stock held by non-affiliates of the registrant at June 30, 2006 was $96,371,000 and $5,633,000, respectively. The aggregate market value of Class A Non-Voting Common Stock was computed by reference to the closing price of such class as reported on the Nasdaq National Market on June 30, 2006. The aggregate market value of Class B Common Stock was computed by reference to the last reported trade of such class as reported on the OTC Bulletin Board as of June 30, 2006, which trade date was January 31, 2006.
As of March 9, 2007, 5,231,306 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

PART I
Item 1. Business.
General
Artesian Resources Corporation, or “Artesian Resources” operates as the parent holding company of Artesian Water Company, Inc., or “Artesian Water,” Artesian Water Pennsylvania, Inc., or “Artesian Water Pennsylvania,” Artesian Wastewater Management, Inc., or “Artesian Wastewater,” each a regulated public utility, and two non-regulated subsidiaries; Artesian Utility Development, Inc., or “Artesian Utility,” and Artesian Development Corporation, or “Artesian Development.” The terms “we,” “our” and the “Company” as used herein refer to Artesian Resources and its subsidiaries. The business activity conducted by each of our subsidiaries is discussed below under separate headings.
The Company has no collective bargaining agreements with any of its employees, and its work force is not union organized or union represented. As of December 31, 2006, we employed 198 full-time and 6 part-time employees. Of these full-time employees, 19 were officers and managers; 117 were employed as operations personnel, including engineers, technicians, draftsman, maintenance and repair persons, meter readers and utility personnel; and 52 were employed in the accounting, budgeting, information systems, human resources, customer relations, public relations and conservation departments. The remaining 10 employees were administrative personnel. We believe that our employee relations are good.
We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Exchange Act electronically with the Securities and Exchange Commission, SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-202-551-8090. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.
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
Artesian Water
Artesian Water, our principal subsidiary, is the oldest and largest public water utility in the State of Delaware and has been providing water service within the state since 1905. It was organized in 1927 as the successor to the Richardson Park Water Company, founded in 1905. In 1984, the name of Artesian Water Company was changed to Artesian Resources Corporation and the utility assets were contributed to the newly formed subsidiary, Artesian Water. Artesian Water distributes and sells water to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware. As of December 31, 2006, we had approximately 73,800 metered customers and served a population of approximately 243,000 (including contract services), representing approximately 29% of Delaware’s total population. We also provide water for public and private fire protection to customers in our service territories. Our gross water sales revenue for 2006 was approximately $44.3 million, which was 91.1% of total operating revenues for the consolidated group. Our water customer base is diversified among residential, commercial, and industrial customers. Residential customers account for 94% of our customer base, 5% are commercial entities, and the remaining 1% are industrial and other.
Substantially all of our water customers are metered, which allows us to measure and bill for our customers’ water consumption. Demand for water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with cooling systems, swimming pools, irrigation systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand for water will vary with temperature and rainfall. In the event that temperatures during the typically warmer months are cooler than expected, or there is more rainfall than expected, the demand for water may decrease and our revenues may be adversely affected.
Our current primary market area is the State of Delaware, which had a population of approximately 853,000 at July 1, 2006. According to the US Census Bureau, Delaware’s population increased an estimated 8.9% from 2000 to 2006, as compared to the nationwide growth rate of approximately 6.4%. Substantial portions of Delaware, particularly outside of New Castle County, are not served by a public water system and represent potential opportunities for Artesian Water to obtain new exclusive franchised service areas. We continue to focus resources on developing and serving existing service territories and obtaining new territories throughout the State. In 2006, we added approximately 20 square miles of franchised service area.
In addition, we are currently pursuing opportunities to expand into Maryland. Cecil County has designated the Interstate 95 corridor as a preferred growth area for business and residential expansion. Recently, the federal Base Re-Alignment and Closure Commission announced the relocation of approximately 14,000 jobs to nearby Aberdeen, Maryland by 2011. The Wilmington Metropolitan Area Planning Commission projects Cecil County will grow at a rate of 86 percent between 2000 and 2030 and the Maryland Department of Planning projects that Cecil County will experience the highest rate of household growth through 2025 of any jurisdiction in the state. We have entered into agreements with the towns of Elkton and Chesapeake City, Maryland to sell water to them at the Delaware state line. Construction of the transmission main to Elkton is expected to begin in the early summer and we anticipate supplying water in 2007. Additional approvals are necessary to construct the transmission line to Chesapeake City.
In Delaware, a Certificate of Public Convenience and Necessity, or “CPCN,” grants a water company the exclusive right to serve all existing and new customers within a designated area. Effective July 1, 2001, the authority to issue these CPCNs was transferred to the Delaware Public Service Commission, PSC, from the Delaware Department of Natural Resources and Environmental Control, DNREC. In this Form 10-K, we may refer to CPCNs as “franchises” or “service territories.” The PSC grants a CPCN under circumstances where there has been a determination that the water in the proposed service area does not meet the regulations governing drinking water standards of the State Division of Public Health for human consumption, where the supply is insufficient to meet the projected demand, or where the applicant is in possession of one of the following:
•	a signed service agreement with the developer of a proposed subdivision or development, which subdivision or development has been duly approved by the respective county government;

•	a petition requesting such service signed by a majority of the landowners of the proposed territory to be served; or

•	a duly certified copy of a resolution from the governing body of a county or municipality requesting the applicant to provide service to the proposed territory to be served.
CPCNs are not transferable. Once a CPCN is granted to a water utility, it may not be suspended or terminated unless the PSC determines in accordance with its rules and regulations that good cause exists for any such suspension or termination. In addition, a water utility that has a CPCN must obtain the approval of the PSC to abandon a service territory.
Our business in our franchised service area is substantially free from direct competition with other public utilities, municipalities and other entities. However, although Artesian Water has been granted an exclusive franchise for each of its existing community water systems, its ability to expand service areas can be affected by the PSC awarding franchises to other regulated water utilities with whom we compete for such franchises.
We hold CPCNs for approximately 208 square miles of exclusive service territory or about 10.6% of the total square miles in Delaware, which is segmented into a number of service areas. Our largest connected regional water system, consisting of approximately 98.6 square miles and 68,000 customers, is located in northern Delaware. A significant portion of our exclusive service territory remains undeveloped, and if and when development occurs and there is population growth in these areas, we will increase our customer base by providing water service to the newly developed areas and new customers. Within our existing service territory, we hold CPCNs for nearly 5,000 vacant acres zoned for industrial and manufacturing development.
In 1993, we initiated efforts to expand our service territory in Delaware beyond northern New Castle County. This expansion, which has occurred in southern New Castle, Kent and Sussex Counties, has increased our exclusive service area in Delaware by approximately 111% since 1993. Since we began expansion of our service territory in 1993, the total number of customers we serve has grown at an average annual rate of approximately 2.5%. The pursuit of new service territory in the State of Delaware by water companies is competitive. Our strategy is to continue our efforts to acquire additional exclusive service areas, although the future rate of increase will depend upon interest rates, land use rules, and our ability to enter into agreements with landowners, developers or municipalities.
Beginning in 1992, we undertook steps to increase our sources of groundwater supply, recognizing that such sources provided improved reliability while also being more cost effective. We have identified sufficient sources of groundwater supply to serve our expanding customer base for the foreseeable future. Our self-supply has increased from 63% of our total water supply in 1992 to approximately 83% in 2006. Since 1992, we have increased our sources of groundwater supply from our own wells by 101%, or nearly nineteen million gallons per day. We plan to continue development of new sources of groundwater supplies as demand warrants.
Our primary sources of water are our wells that pump groundwater from aquifers and other formations. To supplement our groundwater supply, we purchase surface water through interconnections only in the northern service area of our New Castle County system. The purchased surface water is blended with our groundwater supply for distribution to our customers. Nearly 83% of the overall 7.7 billion gallons of water we distributed in all our systems during 2006 came from our groundwater wells, while the remaining 17% came from interconnections with other utilities and municipalities. During 2006, our average rate of water pumped was approximately 17.5 million gallons per day, “mgd,” from our groundwater wells and approximately 3.6 mgd was supplied from interconnections. Our peak water supply capacity currently is approximately 51.0 mgd. Our peak water demand in 2006 was approximately 31.7 mgd. We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.
Under state laws and regulations, we are required to file applications with the Delaware Department of Natural Resources and Environmental Control for water allocation permits for each of our operating wells pumping greater than 50,000 gallons per day. We have 110 operating and 62 monitoring wells in our systems. At December 31, 2006, we had allocation permits for 76 wells, permit applications pending for 7 wells, and 27 wells that do not require a permit. Our access to aquifers within our service territory is not exclusive. Water allocation permits control the amount of water that can be drawn from water resources and are granted with specific restrictions on water level draw down limits, annual, monthly and daily pumpage limits, and well field allocation pumpage limits. We are also subject to water allocation regulations that control the amount of water that we can draw from water sources. As a result, if new or more restrictive water allocation regulations are imposed, they could have an adverse effect on our ability to supply the demands of our customers, and in turn, our water supply revenues and results of operations. Our ability to supply the demands of our customers historically has not been affected by private usage of the aquifers by landowners or the limits imposed by the state of Delaware. Because of the extensive regulatory requirements relating to the withdrawal of any significant amounts of water from the aquifers, we believe that third party usage of the aquifers within our service territory will not interfere with our ability to meet the present and future demands of our customers. In 2003, Delaware passed legislation requiring all water utilities to certify by July 2006 that they have sufficient sources of self-supply to serve their respective systems. We filed our certification of self-sufficiency of supply with the PSC on March 8, 2005. The review was completed on June 20, 2006, and the PSC concluded that we demonstrated that we have sufficient water supply to meet the demands of our customers through 2006. As required by law, on June 30, 2006, we filed with the PSC a new certification of self-sufficiency for the period through 2009. This filing is currently under review by the PSC.
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
We have 18 interconnections with 2 neighboring water utilities and 5 municipalities that provide us with the ability to purchase or sell water. An interconnection agreement with the Chester Water Authority has a “take or pay” clause requiring us to purchase 1.095 billion gallons annually as of December 31, 2006. During the fiscal year ended December 31, 2006, we used the minimum draw under this agreement. The Chester Water Authority agreement, which expires December 31, 2021, provides for the right to extend the term of this agreement through and including December 31, 2047, at our option, subject to the approval of the Susquehanna River Basin Commission. All of the

interconnections provide Artesian Water the ability to sell water to neighboring water utilities or municipalities.
As of December 31, 2006, we were serving customers through approximately 1,050 miles of transmission and distribution mains. Mains range in diameter from two inches to twenty-four inches, and most of the mains are made of ductile iron, cast iron or transite pipe. We supply public fire protection service through approximately 4,500 hydrants installed throughout our service territories.
We have 27 storage tanks, most of which are elevated, providing total system storage of 40.5 million gallons. We have developed and are using an Aquifer Storage and Recovery (ASR) system. Our ASR system provides approximately 130 million gallons of storage capacity, which can be withdrawn at a rate of 1 million gallons per day. At some locations, we rely on hydropneumatic tanks to maintain adequate system pressures. Where possible, we combine our smaller satellite systems with systems having elevated storage facilities.
We pump all of our water with electric power purchased from major electric utilities such as Delaware Electric Cooperative and Delmarva Power. We also have diesel and propane powered generating equipment at most treatment and elevated storage facilities for the provision of basic water service during possible electrical outages. Price caps instituted by electric restructuring legislation in Delaware in 1999 were lifted in 2005 for Delaware Electric Cooperative’s customers, and in 2006 for Delmarva Power’s customers, resulting in extreme price increases. Although we were unable to escape the significant increase associated with the expiration of the price caps, we sought to mitigate future significant increases by signing a two-year supply contract, at a fixed price, with Pepco Energy Services.
We derive about 95% of our self-supplied groundwater from wells located in the Atlantic Coastal Plain. The remaining 5% comes from wells in the Piedmont Province. We use a variety of treatment methods, including aeration, pH adjustment, chlorination, fluoridation and iron removal, to meet federal, state and local water quality standards. Additionally, a corrosion inhibitor is added to all of our self-supplied groundwater and most of the supply from interconnections. We have 53 different water treatment facilities. All water supplies that we purchase from neighboring utilities are potable. We believe, based on our experience, the costs of treating groundwater are significantly lower than those of treating surface water.
The United States Environmental Protection Agency, or the “EPA,” DNREC, and the Delaware Division of Public Health or the “DPH,” regulate the water quality of our treatment and distribution systems. We believe that we are in material compliance with all current federal, state and local water quality standards, including regulations under the federal Safe Drinking Water Act. However, if new water quality regulations are too costly, or if we fail to comply with such regulations, it could have a material adverse affect on our financial condition and results of operations. Chester Water Authority, which supplies water to Artesian Water through interconnections in northern New Castle County, is regulated by the Pennsylvania Department of Environmental Protection, as well as the EPA.
As required by the Safe Drinking Water Act, the EPA has established maximum contaminant levels for various substances found in drinking water. DPH has set maximum contaminant levels for certain substances that are more restrictive than the maximum contaminant levels set by the EPA. The DPH is the EPA’s agent for enforcing the Safe Drinking Water Act in Delaware and, in that capacity, monitors the activities of Artesian Water and reviews the results of water quality tests performed by Artesian Water for adherence to applicable regulations. Artesian Water is also subject to other laws regulating substances and contaminants in water, including the Lead and Copper Rule, rules for volatile organic compounds and the Total Coliform Rule. Because we have no surface water sources of supply that we treat for consumption, the Surface Water Treatment Rule generally does not apply to us.
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
We currently derive our water service revenues from water distribution, upon which base rates are applied. Our last increase in rates was effective January 1, 2007, which reflected a settlement agreement between the PSC, Public Advocate, and other interested parties. During 2006, we resolved two separate rate cases with the PSC, one filed on February 5, 2004 and one filed on May 9, 2006.
In February 2004, we requested an increase in rates of 24%. We recognized revenues reflecting a temporary increase of $2.5 million on an annual basis between April and September 2004, and a second temporary increase of $3.0 million on an annual basis effective September 2004, for a total of $5.5 million on an annual basis. A portion of the second increase was held in reserve based on an estimated outcome and was not reflected in income. In May 2006, the PSC issued the final order in this case. Based on the PSC decision, Artesian Water’s new rates would generate approximately $4.9 million in additional revenue on an annual basis, or an increase of approximately 13.4% over rates in effect before the implementation of temporary rates in 2004. We were required by law to refund the portion of the temporary rate increase in excess of the 13.4% plus interest to our customers. The refund was completed in December 2006.
In May 2006, Artesian Water filed a petition with the PSC to implement new rates to meet a requested increase in revenue of 23%, or approximately $9.9 million, on an annualized basis. This request was primarily due to the Company’s significant investment in infrastructure, as well as an approximately 92% increase in purchased power expense due to the expiration of price caps imposed in 1999 when deregulation of the electric industry in Delaware was adopted. As permitted by law, in July 2006 we placed into effect temporary rates designed to generate an increase in annual operating revenue of approximately 5.9%, or $2.5 million on an annual basis, until new rates were approved by the PSC.
On December 19, 2006, the PSC approved a Settlement Agreement in this case. The increase in annual revenue requirement under the Settlement Agreement of $6 million will be generated in two steps. The first step was placed in effect on January 1, 2007 to generate approximately $4.8 million in annual revenue. The second step will be designed to generate approximately $1.2 million of annual revenue reflecting the issuance of additional equity not to exceed $20 million. However, should the Company issue less than the projected $20 million in equity, the increase will be adjusted to reflect the change in return associated with the Company’s capital structure.
Artesian Water Pennsylvania
Our other water utility subsidiary, Artesian Water Pennsylvania, began operations upon receiving recognition as a regulated public water utility by the Pennsylvania Public Utility Commission in 2002. It provides water service to a residential community consisting of 39 customers in Chester County. On October 14, 2003, Artesian Water Pennsylvania filed an application with the Pennsylvania Public Utilities Commission to increase our service area in Pennsylvania. This application, which concerns four specific developments that are expected to add 350 customers over 10 years, was approved and a related order was entered on February 4, 2005.
Artesian Wastewater
Artesian Wastewater Management owns wastewater infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company. In Delaware, a CPCN grants a wastewater company the exclusive right to serve all existing and new customers within a designated area. On July 6, 2004, legislation was enacted by the Delaware General Assembly, which granted the PSC jurisdiction to regulate non-governmental wastewater utilities having fifty or more customers in the aggregate and authorizing the PSC to regulate wastewater companies, which includes rates charged for wastewater service, issuance of securities and other matters. This authority includes the jurisdiction to grant and revoke CPCNs. The PSC has adopted rules, regulations and procedures necessary to implement this authority. CPCNs are not transferable, and a wastewater utility must obtain the approval of the PSC to abandon a service territory once granted. Once a CPCN is granted to a wastewater utility, it may not be suspended or terminated unless the PSC determines in accordance with its rules and regulations that good cause exists for any such suspension or termination. Although Artesian Wastewater has been granted an exclusive franchise for each of its existing wastewater systems, its ability to expand service areas can be affected by the PSC awarding franchises to other regulated wastewater utilities with whom we compete for such franchises.
Artesian Wastewater received recognition as a regulated public wastewater utility by the PSC on March 8, 2005, and began providing service to a planned 725 home residential community in Sussex County, Delaware in July 2005. Artesian Wastewater subsequently received approval for another CPCN in 2005 to provide service to a 97 home community in Sussex County, Delaware. In 2006 Artesian Wastewater received approvals on CPCNs for six planned communities in Sussex County and three planned communities in Kent County, Delaware to provide service to an estimated 1,548 customers. As of December 31, 2006, Artesian Wastewater provided wastewater services to 171 residential customers.
Artesian Utility
Artesian Utility evaluates land parcels, designs and constructs wastewater facilities and infrastructure, provides recommendations to developers on the size of a wastewater facility and the type of technology that should be utilized for treatment at said facility, and actively maintains and operates an additional wastewater facility for Bass Properties, Inc. Artesian Utility is currently evaluating several land parcels within the state of Delaware for their feasibility to handle a wastewater facility and their capacity for such a wastewater facility. Artesian Utility also has several contracts with developers for design and construction of wastewater facilities within the Delmarva Peninsula, utilizing a number of different technologies for treatment of wastewater at each facility. In addition, Artesian Utility has a contract to handle water operations for a company in Maryland.
Artesian Utility is also a one-third participant, along with heavy-construction contractor George and Lynch and engineering firm D. Preston Lee, Jr., P.E., Inc., in a limited liability company called AquaStructure Delaware, L.L.C., or “AquaStructure.” The purpose of AquaStructure is to develop and market proposals for design, construction and operation of wastewater facilities. In 1999, we began operating a 250,000-gallon per day wastewater facility for the town of Middletown, in southern New Castle County. In 2002, AquaStructure completed construction of a 2.5 million gallon per day wastewater facility for Middletown; and Artesian Utility began operating the facility for Middletown under its 20-year contract with Aquastructure.
Artesian Development
Our other non-regulated subsidiary, Artesian Development, owns an approximately six-acre parcel of land zoned for office buildings located immediately adjacent to our corporate headquarters. In September 2006, Artesian Development sold a parcel of land of approximately four acres, resulting in a gain on sale of land of $1.3 million. In January 2007, Artesian Development entered into an agreement for the option to purchase an additional 18.5 acres.
Item 1A. Risk Factors
Our operating revenue is primarily from water sales. The rates that we charge our customers are subject to PSC regulations. Additionally, our business requires significant capital expenditures for additions and replacement of property. If the PSC disapproves our requests for rate increases, or does not approve our requests for rate increases in a timely manner, or approves rate increases that are inadequate to cover our investments or increased costs, our profitability may suffer.
We file rate increase requests, from time to time, to recover our investments in utility plant and expenses. Once a rate increase petition is filed with the PSC, the ensuing administrative and hearing process may be lengthy and costly. We can provide no assurances that any future rate increase request will be approved by the PSC; or if approved, will be granted in a timely manner and/or will be sufficient in amount to cover the investments and expenses for which we initially sought the rate increase.
Our business is subject to seasonal fluctuations, which could affect demand for our water service and our revenues.

Demand for water during warmer months is generally greater than during cooler months primarily due to additional requirements in irrigation systems, swimming pools, cooling systems and other outside water use. When temperatures during typically warmer months are cooler than normal, or when rainfall is more than normal, the demand for our water may decrease and our revenues may be adversely affected.
Drought conditions may impact our ability to serve our current and future customers, and may impact our customers’ use of our water, which may adversely affect our financial condition and results of operations.
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
We face competition from other utilities and service providers which might hinder our growth and reduce our profitability.
We face risks of competition from other utilities authorized by federal, state or local agencies. Once a utility regulator grants a service territory to a utility, that utility is usually the only one to service that territory. Although a new territory offers some protection against competitors, the pursuit of service territories is competitive, especially in Delaware where new territories may be awarded to utilities based upon competitive negotiation. Also, third parties entering into long-term agreements to operate municipal systems might adversely affect us and our long-term agreements to supply water on a contract basis to municipalities.
Any future acquisitions we undertake or other actions to further grow our water and wastewater business may involve risks.
An important element of our growth strategy is the acquisition and integration of water and wastewater systems in order to broaden our current service areas, and move into new ones. It is our intent, when practical, to integrate any businesses we acquire with our existing operations. The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our management’s time and resources. We may not be successful in the future in identifying businesses that meet our acquisition criteria. The failure to identify such businesses may limit the rate of our growth. In addition, future acquisitions by us could result in:
•	Dilutive issuance of our equity securities;

•	Incurrence of debt and contingent liabilities;

•	Difficulties in integrating the operations and personnel of the acquired businesses;

•	Diversion of our management’s attention from ongoing business concerns;

•	Failure to have effective internal control over financial reporting;

•	Shuffling of human resources; and

•	Other acquisition-related expense

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
Our water supplies are subject to contamination from naturally-occurring compounds as well as pollution resulting from man-made sources, such as chemical compounds. Even though we monitor the quality of water on on-going basis, any possible contamination due to factors beyond our control could interrupt the use of our water supply until we are able to substitute it from an uncontaminated water source. Additionally, treating the contaminated water source could involve significant costs and could adversely affect our business. We could also be held liable for consequences arising out of human or environmental exposure to hazardous substances, if found, in our water supply. This could adversely affect our business, results of operations and financial condition.
Wastewater operations may entail significant risks.
Wastewater collection and treatment involve many risks associated with damage to the surrounding environment. If collection or treatment systems fail or do not operate properly, untreated or partially treated wastewater could discharge onto property or into nearby streams and rivers, causing property damage or injury to aquatic life, or even human life. Liabilities resulting from such damage could materially and adversely affect the Company’s results of operations and financial condition.
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
Turnover in our management team may adversely affect our operating results.
Our success depends significantly on the continued contribution of our management team both individually and collectively. The loss of the services of any member of our management team or our inability to hire and retain experienced management personnel could harm our operating results.
Item 1B. Unresolved Staff Comments.
None.
Item 2. — Properties.
Our corporate headquarters, owned by Artesian Water, are located at 664 Churchmans Road, Newark, Delaware.
Artesian Development, a wholly owned subsidiary of Artesian Resources, owns approximately 6 acres of land in New Castle County, Delaware zoned for office development.
Artesian Water owns land, transmission and distribution mains, pump facilities, treatment plants, storage tanks and related facilities throughout Delaware. Artesian Water Pennsylvania owns transmission and distribution mains. Artesian Wastewater owns treatment and disposal plants. The following table indicates our utility plant as of December 31, 2006.

Utility plant comprises:

	Estimated Useful Life
$ In thousands	(In Years)	2006
Utility plant at original cost
Utility plant in service
Intangible plant	—	$140
Source of supply plant	45-85	14,759
Pumping and water treatment plant	35-62	42,495
(Artesian Water)
Transmission and distribution plant
Mains	81	145,794
Services	39	24,528
Storage tanks	76	17,094
Meters	26	10,061
Hydrants	60	7,633
Treatment and Disposal Plant	35-62	4,006
(Artesian Wastewater)
General plant	3-31	26,456
Property held for future use	—	1,960
Construction work in progress	—	6,188

		301,114
Less — accumulated depreciation		47,932

		$253,182

In aggregate, we own land, rights-of-way and easements totaling approximately 703 acres, and we have entered into an agreement to purchase an additional 18.5 acres. In January 2007, we entered into an agreement for the use of approximately 460 acres in Sussex County for wastewater disposal in perpetuity. Substantially all of Artesian Water’s utility plant, except utility plant within the town of Townsend, Delaware, is pledged as security for First Mortgage Securities. Of the 703 acres we own, Artesian Development owns approximately 6 acres zoned for office buildings located immediately adjacent to our corporate headquarters.
We believe that our properties are generally maintained in good condition and in accordance with current standards of good water and wastewater works industry practice. We believe that all of our existing facilities adequately meet current necessary production capacities and current levels of utilization.
Item 3. — Legal Proceedings.
There are no material legal proceedings pending at this time to which we or any of our subsidiaries is a party or to which any of our properties is the subject that are material or are expected to have a material effect on our financial position, results of operations or cash flows.
Item 4. — Submission of Matters to a Vote of Security Holders.
There were no matters submitted to a vote of security holders during the fourth quarter of 2006.
PART II
Item 5. — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for the Company’s Common Equity
Artesian Resources’ Class A Non-Voting Common Stock, or “Class A Stock,” is listed on the Nasdaq Global Market and trades under the symbol “ARTNA.” On March 9, 2007, the last closing sale price as reported by NASDAQ was $19.164 per share. On March 9,2007, there were 872 holders of record of the Class A Stock. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Class A Stock as reported by Nasdaq and the cash dividends declared per share.

CLASS A NON-VOTING COMMON STOCK

			Dividend
	High	Low	Per Share
2005
First Quarter	$19.63	$17.35	$0.1417
Second Quarter	21.99	17.43	0.1450
Third Quarter	21.93	19.68	0.1450
Fourth Quarter	20.67	19.29	0.1488

2006
First Quarter	$22.27	$19.51	$0.1488
Second Quarter	22.27	18.40	0.1523
Third Quarter	20.41	18.03	0.1523
Fourth Quarter	19.70	18.25	0.1600
Our Class B Voting Stock, or “Class B Stock,” is quoted on the OTC Bulletin Board under the symbol “ARTNB.OB.” There has been a limited and sporadic public trading market for the Class B Stock. As of March 9, 2007, the last reported trade of the Class B Stock on the OTC Bulletin Board was at a price of $30.00 per share on July 25, 2006. As of March 9, 2007, we had 190 holders of record of the Class B Stock.
Equity Compensation Plan Information
The following table provides information on the shares of our Class A Stock that may be issued upon exercise of outstanding stock options as of December 31, 2006 under the Company’s shareholder approved stock plans.
Equity Compensation Plan Information

Number of securities remaining
	Number of securities		available for future issuance
	to be issued upon	Weighted-average	under equity compensation plans
	exercise of	exercise price of	(excluding securities reflected in
Plan category	outstanding options	outstanding options	column (a))
(a)
Equity compensation plans approved by security holders	595,699	$13.83	579,700
Equity compensation plans not approved by security holders	—		—

Total	595,699		579,700

The following graph compares the percentage change in cumulative shareholder return on the company’s common stock with the Standard & Poor’s 500 Index and Peer Group since December 2001 (assuming a $100 investment on December 31, 2001, and the reinvestment of any dividends).
Comparison of Cumulative Five Year Total Return

	Base	INDEXED RETURNS
	Period	Years Ending December 31
Company Name / Index	2001	2002	2003	2004	2005	2006

Artesian Resources Corporation	100	99.68	145.32	151.07	163.73	168.28
S&P 500 Index	100	77.90	100.25	111.15	116.61	135.03
Peer Group	100	95.67	121.73	140.55	184.51	184.74

The Peer Group includes American States Water Company, Aqua America, Inc., BIW LTD, California Water Service Group, Connecticut Water Service, Inc., Middlesex Water Company, Pennichuck Corporation, SJW Corporation, Southwest Water Company, and York Water Company.

Item 6. — Selected Financial Data.
The selected consolidated financial data for each of the years in the 5-year period ended December 31, 2006 are derived from the audited financial statements of the Company. The following data should be read in conjunction with the financial statements and related notes and also with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K.

In thousands, except per share and operating data	2006	2005	2004	2003	2002
STATEMENT OF OPERATIONS DATA
Operating revenues
Water sales	$44,272	$41,638	$37,985	$35,164	$33,644
Other utility operating revenue	1,268	1,073	867	744	666
Non-utility operating revenue	1,725	2,574	730	387	287
Sale of land	1,322	—	—	—	—
Total operating revenues	$48,587	$45,285	$39,582	$36,295	$34,597

Operating expenses
Operating and maintenance	$25,733	$24,543	$20,700	$19,629	$18,334
Depreciation and amortization	4,610	4,365	4,046	3,635	3,392
State and federal income taxes	3,887	3,347	2,892	2,387	2,825
Property and other taxes	2,562	2,389	2,070	2,115	1,871
Total operating expenses	$36,792	$34,644	$29,708	$27,766	$26,422

Operating income	$11,795	$10,641	$9,874	$8,529	$8,175
Other income, net	613	515	471	277	380
Total income before interest charges	$12,408	$11,156	$10,345	$8,806	$8,555

Interest charges	$6,337	$6,121	$5,943	$4,889	$4,388

Net income	$6,071	$5,035	$4,402	$3,917	$4,167
Dividends on preferred stock	0	0	2	71	42
Net income applicable to common stock	$6,071	$5,035	$4,400	$3,846	$4,125

Net income per share of common stock:
Basic	$1.00	$0.84	$0.75	$0.66	$0.78
Diluted	$0.97	$0.81	$0.72	$0.64	$0.76

Avg. shares of common stock outstanding
Basic	6,055	5,984	5,904	5,820	5,301
Diluted	6,235	6,182	6,099	5,990	5,418
Cash dividends per share of common stock	$0.61	$0.58	$0.55	$0.53	$0.51

BALANCE SHEET DATA
Utility plant, at original cost less accumulated depreciation	$253,182	$227,566	$212,152	$187,893	$167,338
Total assets	$269,360	$243,854	$227,380	$216,324	$183,072
Notes payable	$7,906	$1,786	$9,213	$12,499	$3,163
Long-term obligations and redeemable preferred stock, including current portions	$92,383	$92,680	$83,438	$80,846	$64,591
Stockholders’ equity	$61,800	$57,813	$54,943	$52,691	$51,176
Total capitalization	$153,873	$150,192	$137,299	$133,249	$115,246
OPERATING DATA
Average water sales per customer	$600	$575	$535	$505	$495
Water pumped (millions of gallons)	7,608	7,468	7,166	7,199	7,198
Number of metered customers	73,814	72,383	70,993	69,687	68,049
Miles of water main	1,051	1,001	977	938	917

Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
Our profitability is primarily attributable to the sale of water by Artesian Water, which comprises 91.1% of total operating revenues, the amount of which is subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature. In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected. We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives.
Our water sales revenues were affected in 2006, 2005, and 2004 by rate increases associated with two separate base rate applications with the Delaware Public Service Commission (PSC). In February 2004, we requested an increase in rates of 24%. We recognized revenues reflecting a temporary increase of $2.5 million on an annual basis between April and September 2004, and a second temporary increase of $3.0 million on an annual basis effective September 2004, for a total of $5.5 million on an annual basis. A portion of the second increase was held in reserve based on an estimated outcome and was not reflected in income. In May 2006, the PSC issued the final order in this case. Based on the PSC decision, Artesian Water’s new rates would generate approximately $4.9 million in additional revenue on an annual basis, or an increase of approximately 13.4% over rates in effect before the implementation of temporary rates in 2004. We were required by law to refund the portion of the temporary rate increase in excess of the 13.4% plus interest to our customers. The refund was completed in December 2006.
In May 2006, Artesian Water filed a petition with the PSC to implement new rates to meet a requested increase in revenue of 23%, or approximately $9.9 million, on an annualized basis. This request was primarily due to the Company’s significant investment in infrastructure, as well as an approximately 92% increase in purchased power expense due to the expiration of price caps imposed in 1999 when deregulation of the electric industry in Delaware was adopted. As permitted by law, in July 2006 we placed into effect temporary rates designed to generate an increase in annual operating revenue of approximately 5.9%, or $2.5 million on an annual basis, until new rates were approved by the PSC.
On December 19, 2006 the PSC approved a Settlement Agreement in this case. The increase in annual revenue requirement under the Settlement Agreement of $6 million will be recovered in two steps. The first step was placed in effect January 1, 2007 to generate approximately $4.8 million in annual revenue. The second step will be designed to generate approximately $1.2 million of annual revenue reflecting the issuance of additional equity not to exceed $20 million. However, should the Company issue less than the projected $20 million in equity, the increase will be adjusted to reflect the change in return associated with the Company’s capital structure.
Artesian Water Pennsylvania, our wholly owned Pennsylvania water utility subsidiary, began operations in 2002, providing water service to a residential community in Chester County, consisting of 39 customers. In 2005, the Pennsylvania Public Utilities Commission approved our application to increase our service area to encompass four specific developments that are expected to add 350 customers over 10 years.
Our other regulated subsidiary, Artesian Wastewater, is an entity that owns wastewater infrastructure and began providing wastewater services in Delaware in July 2005. Our wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather. As of December 2006, Artesian Wastewater had 171 customers in five communities.
Our other subsidiaries, neither of which is regulated, are Artesian Utility, which designs and builds wastewater infrastructure, provides contract wastewater services in Delaware and provides contract water and wastewater services outside Delaware; and Artesian Development, whose sole activity, after the sale of approximately four acres in 2006, is the ownership of a six-acre parcel of land. The sale of the four acre parcel of land in September 2006 resulted in a gain on sale of land of approximately $1.3 million.
In addition to services discussed above, Artesian Resources initiated a Service Line Protection Plan, or SLP Plan, in March 2005. The SLP Plan covers all parts, material and labor required to repair or replace participants’ leaking water service lines up to an annual limit. As of December 31, 2006, approximately 12% of our eligible water customers had signed up for the SLP Plan.
On February 1, 2007, Artesian Resources entered an agreement on the terms of purchase with Carpenters Point Water Company (Carpenters Point). Carpenters Point currently serves a 130 home community in Cecil County, Maryland near the Interstate 95 growth corridor between Philadelphia and Baltimore. The proposed acquisition is expected to provide sufficient groundwater supply and elevated water storage to serve additional customers in the undeveloped portions of the Carpenters Point franchise and surrounding area. The purchase is subject to a number of conditions, including the completion of Artesian Resources’ due diligence, execution of definitive agreements and approvals by appropriate state regulatory agencies, including the Maryland Public Service Commission and the Maryland Department of the Environment. If the conditions are satisfied, we expect the acquisition will be completed in 2007.
Cecil County has designated the Interstate 95 corridor as a preferred growth area for business and residential expansion. Recently, the federal Base Re-Alignment and Closure Commission announced the relocation of approximately 14,000 jobs to nearby Aberdeen, Maryland by 2011. The Wilmington Metropolitan Area Planning Commission projects Cecil County will grow at a rate of 86 percent between 2000 and 2030 and the Maryland Department of Planning projects that Cecil County will experience the highest rate of household growth through 2025 of any jurisdiction in the state.
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
We plan to continue developing and expanding our contract operations and wastewater services in a manner that complements our growth in water service to new customers. Our anticipated growth in these areas is subject to changes in residential and commercial construction, which may be affected by interest rates, inflation and general housing and economic market conditions. We will continue to focus attention on expanding our contract operations opportunities with municipalities and private water providers in Delaware and surrounding areas.
Ensuring our customers have a dependable supply of safe, high-quality water has been, and will continue to be, our highest priority. In 2003, Delaware passed legislation requiring all water utilities to certify by July 2006 that they have sufficient sources of self-supply to serve their respective systems. We believe we have made the appropriate investment in infrastructure and on March 8, 2005, we filed our certification of self-sufficiency of supply with the PSC. The review was completed on June 20, 2006, and the PSC concluded that we demonstrated that we have sufficient water supply to meet the demands of our customers through 2006. Also on June 20, 2006, Artesian Water provided the City of Wilmington, Delaware (City) with notice of non-renewal of the interconnection agreement with the City upon its December 22, 2006 termination. Artesian Water is no longer required to purchase 200 million gallons annually from the City after December 22, 2006. At 2006 rates, that obligation was approximately $336,000. As required by law, on June 30, 2006, we filed with the PSC a new certification of self-sufficiency for the period through 2009, which is currently under review by the PSC.
Water Industry
The Federal Environmental Protection Agency’s May 2005 report states that the United States’ water industry is comprised of approximately 54,000 community water systems, 84% of which serve less than 3,300 customers. Only 14% of all community water systems are run by investor-owned utilities. There are currently 12 publicly traded water utilities based in the United States. The rest are privately or municipally owned systems. The water industry is capital intensive, with the highest capital investment in plant and equipment per dollar of revenue among all utilities. Increasingly stringent drinking water regulations to meet the requirements of the Safe Drinking Water Act of 1974 have required the water industry to invest in more advanced treatment systems and processes, which require a heightened level of expertise. We are currently in full compliance with the requirements of the Safe Drinking

Water Act. Even though our water utility was founded in 1905, the majority of our investment in infrastructure occurred in the last 30 years.
We believe that Delaware’s generally lower cost of living in the region, availability of development sites in relatively close proximity to the Atlantic Ocean in Sussex County, and attractive financing rates for construction and mortgages have resulted, and will continue to result, in increases to our customer base. According to the US Census Bureau, Delaware’s population increased an estimated 8.9% from 2000 to 2006, as compared to the nationwide growth rate of approximately 6.4%. Substantial portions of Delaware are not served by a public water system. Interest rates for mortgages have fallen from 7.16% on average in December 2001 to 6.18% through December 2006. Long-term interest rates for our recent First Mortgage Bond issuance (see Note 6 to our Financial Statements) reflect a similar trend, as we were able to reduce our overall weighted cost of debt from 7.93% in 2001 to 6.19% at the end of 2006.
Strategic Direction
We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. As we anticipated, our initiatives south of the Chesapeake & Delaware Canal, or the “C&D Canal,” that began in 1992 are now providing the greatest portion of our customer growth. This shift in growth is primarily the result of the build out of our service area in northern New Castle County. In 2006, we increased our customer base by 2.0% and increased our service territory by approximately 20.0 square miles, a 10.6% increase. We continued to increase our sources of supply, adding about 1.0 million gallons to our daily production capacity, to assure we have adequate high quality water supply to meet our customer growth expectations.
Our strategy is to focus on total resource management covering a wide spectrum of activities, which include identifying new and dependable sources of supply; developing the wells, treatment plants and delivery systems to get water to the customers; educating customers on the wise use of water; and providing responsible wastewater management to assist with recharge of the aquifers. Our strategy includes focusing our efforts to expand in new regions added to our service territory over the last 10 years, where growth is strong and demand is increasing. These regions have provided approximately 70% of our growth in customers in 2006 and we expect growth to remain strong in these regions. We also foresee significant growth opportunities in our wastewater subsidiaries and will continue to seek strategic partnerships and relationships with developers and municipalities to complement existing agreements for the provision of wastewater service in Delaware and surrounding areas.
Regulatory Matters and Inflation
As of December 31, 2006, we had approximately 73,800 metered water customers, 171 wastewater customers, and served a population of approximately 243,000 (including contract services), representing approximately 29% of Delaware’s total population. Increases in the number of customers served by Artesian Water and Artesian Wastewater contribute to increases in our operating revenues. The PSC regulates both Artesian Water’s and Artesian Wastewater’s rates charged for service, the sale and issuance of securities and other matters.
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
Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge or DSIC. This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility’s overall financial position. The DSIC approval process is less costly when compared to the approval process for general rate increase requests. On November 30, 2005, we requested from the PSC an increase to the DSIC surcharge from 0.35% to 1.17% for bills rendered subsequent to January 1, 2006. The 1.17% surcharge generated approximately $225,000 in revenues between January and June of 2006. As required by law, this charge was set to zero when the temporary rate increase from our general rate case filed in May 2006 was put into effect in July 2006.
In 1999, the General Assembly passed legislation restructuring the electric industry in Delaware. Since the passage of electric restructuring legislation in 1999, electricity prices had been capped for customers of Delmarva Power and the Delaware Electric Cooperative. Those rate caps were lifted in 2005 for customers of the Delaware Electric Cooperative and in May 2006 for Delmarva Power customers. Our electric charges increased in 2005 due to higher billing rates charged by Delaware Electric Cooperative after the cap was removed. In 2006, our electric charges increased further due to the increase from Delmarva Power. Artesian sought to mitigate future increases by signing a two-year fixed price supply contract with Pepco Energy Services.
On April 10, 2006, the PSC made effective new Regulations Docket 15 that governs the terms and conditions under which water utilities require advances or contributions from customers or developers. These regulations require that developers pay for all water facilities within a new development, with such funding recorded as contributions in aid of construction by the water utility. In addition, the utility is required to receive a contribution in aid of construction of $1,500 for each new residential connection to its system towards the cost of water supply, treatment and storage facilities. These required contributions are intended to place a greater burden upon new customers to pay for the cost of facilities required to serve them.
We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability. The cumulative effect of inflation results in significantly higher facility costs compared to investments made 20 to 40 years ago, which must be recovered from future cash flows.
CRITICAL ACCOUNTING POLICIES
All additions to plant are recorded at cost. Cost includes direct labor, materials, and indirect charges for such items as transportation, supervision, pension, medical, and other fringe benefits related to employees engaged in construction activities. When depreciable units of utility plant are retired, the cost of retired property, together with any cost associated with retirement and less any salvage value or proceeds received, is charged to accumulated depreciation. Maintenance, repairs, and replacement of minor items of plant are charged to expense as incurred.
We record water service revenue, including amounts billed to customers on a cycle basis and unbilled amounts, based upon estimated usage from the date of the last meter reading to the end of the accounting period. These estimates are made on an individual customer basis, based on one of three methods (the previous year’s consumption in the same period, the previous billing period’s consumption, or trending) and are adjusted to reflect current changes in water demand on a system-wide basis. While actual usage for individual customers may differ materially from the estimate, we believe the overall total estimate of consumption and revenue for the fiscal period will not differ materially from actual billed consumption, as the overall estimate has been adjusted to reflect any change in overall demand on the system for the period.
We record accounts receivable at the invoiced amounts. The reserve for bad debts is the Company’s best estimate of the amount of probable credit losses in our existing accounts receivable, and is determined based on a five-year historical write-off experience. The Company reviews the reserve for bad debts on a quarterly basis. Account balances are written off against the reserve when it is probable the receivable will not be recovered.
We review for impairment of our long-lived assets, including Utility Plant in Service, in accordance with the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We also review regulatory assets for the continued application of SFAS No. 71. Our review determines whether there have been changes in circumstances or events that have occurred that require adjustments to the carrying value of these assets. In accordance with SFAS No. 71, adjustments to the carrying value of these assets would be made in instances where the inclusion in the rate-making process is unlikely.
Our regulated utilities record deferred regulatory assets under Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation,” which are costs that may be recovered over various lengths of time as prescribed by the PSC. As the utility incurs certain costs, such as expenses related to rate case applications, a deferred regulatory asset is created. Adjustments to these deferred regulatory assets are made when the PSC determines whether the expense is recoverable in rates, the length of time over which an expense is recoverable, or, because of changes in circumstances, whether a remaining balance of deferred expense is recoverable in rates charged to customers. Adjustments to reflect changes in recoverability of certain deferred regulatory assets may have a material effect on our financial results.
Results of Operations
2006 Compared to 2005
Operating Revenues
Revenues totaled $48.6 million in 2006 and were 7.3% above revenues in 2005 of $45.3 million, which is primarily due to an increase of $2.6 million, or 6.3% in water sales revenue, and the $1.3 million proceeds from the sale of land by Artesian Development. The increase in water sales revenue reflects a 2.0% increase in the number of customers served, rate increases placed in effect in 2006, and an adjustment in the fourth quarter reflecting the difference between estimated and actual customer refunds associated with the 2004 rate case. We realized 91.1% of our total revenue in 2006 from the sale of water, compared to 91.9% in 2005. The percentage decrease is primarily due to the sale of land by Artesian Development. These increases in revenue were partially offset by a $849,000 decrease in non-utility revenue. Non-utility revenue totaled $1.7 million in 2006 as compared to $2.6 million in 2005. This revenue was primarily derived from the design, construction and operation of wastewater projects. AUDI records non-utility revenue associated with developer financed construction projects based upon the percent-of-completion method. The Company records deferred revenue for the unearned portion until realized or realizable and earned. For the year ended December 31, 2006, $31,000 was charged to unearned revenue based on the stage of completion of the wastewater design and construction projects, as compared to $21,000 for the year ended December 31, 2005.
Percentage of Operating Revenues

	2006	2005	2004

Residential	55.8%	57.0%	59.0%
Commercial	22.2%	22.6%	23.7%
Industrial	0.8%	0.6%	0.8%
Government and Other	12.3%	11.7%	12.5%
Other utility operating revenues	2.6%	24.0%	2.2%
Non-utility operating revenues	3.6%	5.7%	1.8%
Sale of land	2.7%	0.0%	0.0%

Total	100.00%	100.00%	100.00%
Residential
Residential water service revenues in 2006 amounted to $27.1 million, an increase of $1.3 million, or 5.0% over the $25.8 million recorded in 2005, primarily due to a rate increase effective July 2006. The increase in 2006 follows an increase of $2.5 million, or 10.5%, in 2005. The volume of water sold to residential customers increased slightly from 3,911 million gallons in 2005 to 3,934 million gallons in 2006. The number of residential customers served increased by 1,354 or 2.0% in 2006.
Commercial
Revenues from commercial customers in 2006 increased by 5.9%, from $10.2 million in 2005 to $10.8 million in 2006, due to rate increases in 2006. The number of commercial customers served increased by 33, or 0.9%, in 2006. We sold 2,272 million gallons of water to commercial customers in 2006, a marginal increase as compared to 2,221 million gallons sold in 2005.

Industrial
Revenues from industrial customers increased by 38.5%, from $283,000 in 2005 to $392,000. The volume of water sold to industrial customers increased by 51.7%, from 89 million gallons in 2005 to 135 million gallons in 2006, primarily as a result of increased usage by one industrial customer. This customer was required by contract to pay for minimum takes in 2005, and had a significant increase in usage in 2006. Therefore, the volumes of water sold increased more extensively than the revenues between 2006 and 2005.
Government and Other
Government and other revenues in 2006 increased by 13.2%, from $5.3 million in 2005 to $6.0 million in 2006. The increase was primarily driven by revenues derived from fire protection services, which totaled $3.2 and $2.8 million in 2006 and 2005, respectively. This increase in fire protection services revenue resulted from increases in rates.
Other Utility Operating Revenue
Other utility operating revenue, derived from contract operations, antenna leases on water tanks, finance/service charges and wastewater customer service revenues increased 18.2% in 2006, from $1.1 million in 2005 to $1.3 million in 2006. The increase is primarily the result of a 333% increase in wastewater customer service revenues, from $89,000 in 2005 to $385,000 in 2006.
Non-Utility Operating Revenue
Non-utility operating revenue, derived from non-regulated wastewater operations, decreased from $2.6 million in 2005 to $1.7 million in 2006. The decrease reflects lower contract revenues associated with wastewater treatment projects in southern Delaware. Although there are twelve new AUDI developer financed wastewater projects recording revenue in 2006, these projects are of a smaller magnitude than those in 2005. This decrease was partially off-set by an increase in SLP revenues, from $21,000 in 2005 to $246,000 in 2006.
Operating Expenses
Operating expenses, excluding depreciation and taxes, increased approximately $1.2 million, or 4.7%, to $25.7 million in 2006. The increase in operating expenses resulted primarily from increases in payroll and benefits and administrative expenses. Payroll and benefits increased $1.1 million due to increased staffing and pay increases. Administrative expenses increased by approximately $659,000. $450,000 of this increase was as a result of increased power and electric charges due to the May 2006 expiration of price caps imposed in 1999 when deregulation of the electric industry in Delaware was adopted. Additional administrative expense increases occurred in outside services related to the implementation of the geographic information system used in system planning and operations. This system was brought on-line in 2006 and the expense associated with it increased by $100,000 between 2005 and 2006. These increases were off-set by a $891,000 decrease in non-utility operating expenses, primarily the result of smaller developer financed wastewater projects in AUDI.
Percentage of Operating and Maintenance Expenses

	2006	2005	2004

Payroll and Associated Expenses	48.3%	46.0%	48.8%
Purchased Water	12.3%	12.8%	14.4%
Repair and Maintenance	6.3%	5.9%	6.6%
Water Treatment	3.4%	3.1%	3.1%
Administrative	24.2%	22.7%	24.6%
Non-utility Operating	5.5%	9.5%	2.5%

Total	100.00%	100.00%	100.00%
Depreciation and amortization expense increased $245,000, or 5.6%, due to increases in our utility plant in service during 2006. Income tax expense increased $540,000, or 16.1%, due to higher profitability in 2006. Our total effective income tax rate (ETR) for 2006 and 2005 was 38.9% and 39.9%, respectively. The decrease in the ETR was due to the utilization of net operating losses (NOLs) used for the gain on the sale of land.
Other Income, Net
Other Income increased $98,000, due to higher long-term construction activity subject to AFUDC and recording higher patronage income associated with our investment in CoBank in the first quarter of 2006 than in the first quarter of 2005.
Interest Charges
Interest charges increased $216,000, or 3.5%, in 2006. Interest on our long-term debt increased $146,000, or 2.6%, due to higher long-term debt balances. The average interest rate on our lines of credit also rose from 4.3% in 2005 to 5.4% in 2006, causing interest on our lines of credit to increase by $91,000 in 2006 as compared to 2005.
Net Income
For the year ended December 31, 2006, our net income applicable to common stock increased $1,036,000, or 20.6%, compared to 2005. The increase in net income was primarily due to the implementation of increases in water utility rates to recover investments made in utility plant, as well as the gain on sale of land by Artesian Development.
2005 Compared to 2004
Operating Revenues
Revenues totaled $45.3 million in 2005 and were 14.4% above revenues in 2004 of $39.6 million, which was primarily due to an increase of $3.7 million, or 9.6% in water sales revenue, reflecting more favorable summer weather conditions in 2005, a 2.0% increase in the number of customers served and rate increases placed in effect in 2005 and 2004. The remaining increase in total revenues was due to a $1.8 million increase in non-utility operating revenues primarily due to additional revenues generated by wastewater and contract operations services. We realized 91.9% of our total revenue in 2005 from the sale of water, compared to 96.0% in 2004. The percentage decrease is primarily due to an increase in non-utility contract revenues from Artesian Utility. Non-utility revenue totaled $2,574,000 in 2005 as compared to $729,000 in 2004. This revenue was derived from the design, construction and operation of wastewater projects. The non-utility revenue is recorded based upon the percent-of-completion method. The Company records deferred revenue for the unearned portion until realized or realizable and earned. For the year ended December 31, 2005, $21,000 was charged to unearned revenue based on the stage of completion of the wastewater design and construction projects.
Residential
Residential water service revenues in 2005 amounted to $25.8 million, an increase of $2.5 million, or 10.5% over the $23.4 million recorded in 2004, primarily due to rate increases in effect April and September 2004. The increase in 2005 followed an increase of $1.7 million, or 7.7%, in 2004. The volume of water sold to residential customers increased from 3,680 million gallons in 2004 to 3,911 million gallons in 2005. The number of residential customers served increased by 1,327 or 2.0% in 2005.
Commercial
Revenues from commercial customers in 2005 increased by 9.3%, from $9.4 million in 2004 to $10.2 million in 2005, due to rate increases in 2005. The number of commercial customers served increased 0.9% in 2005 and 2,221 million gallons of water sold to commercial customers in 2005 increased marginally as compared to 2,159 million gallons sold in 2004.
Industrial
Revenues from industrial customers decreased by 8.9%, from $311,000 in 2004 to $283,000 in 2005, due to the loss of two customers. The volume of water sold to industrial customers increased by 30.9%, from 68 million gallons in 2004 to 89 million gallons in 2005, primarily as a result of increased usage by one industrial customer, which during

2004 experienced a plant shut down for retrofitting. This customer was required by contract to pay for a minimum amount of water in 2004, regardless of consumption. This increase in water volume did not result in additional revenue from this customer in 2005 compared to 2004.
Government and Other
Government and other revenues in 2005 increased by 7.2%, from $4.9 million in 2004 to $5.3 million in 2005. The increase was primarily driven by revenues derived from fire protection services, which totaled $2.8 and $2.6 million in 2005 and 2004, respectively. This increase in fire protection services revenue was a result of a rate increase.
Other Utility Operating Revenue
Other utility operating revenue, derived from contract operations, antenna leases on water tanks, finance/service charges and wastewater customer service revenues increased 23.7% in 2005, from $868,000 in 2004 to $1.1 million in 2005. The increase was a result of contract services work, wastewater customer service revenues, and an increase in the number of antenna leases.
Non-Utility Operating Revenue
Non-utility operating revenue, derived from non-regulated wastewater operations, increased from $729,000 in 2004 to $2.6 million in 2005. The increase reflected revenues associated with ten wastewater treatment projects in southern Delaware.
Operating Expenses
Operating expenses, excluding depreciation and taxes, increased approximately $3.8 million, or 18.6%, to $24.5 million in 2005. The increase in operating expenses resulted primarily from increases in non-utility operating expenses, payroll and benefits and administrative expenses. Non-utility operating expenses increased by $1.8 million primarily due to contracted engineering design services and construction costs for new projects for Artesian Utility. Payroll and benefits increased $1.2 million due to increased staffing and pay increases. Administrative expenses increased by approximately $500,000 primarily as a result of fees associated with the implementation of the Sarbanes-Oxley Act of 2002, increased audit fees, and increased power and electric charges. As a percentage of total operating expense, payroll and associated expenses declined; however, actual expense for payroll and associated expenses increased for the reasons stated previously.
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
Liquidity and Capital Resources
Overview
Our primary sources of liquidity for 2006 were $12.7 million provided by cash flow from operating activities and $16.8 million from financing activities. The financing activities included $12.3 million in contributions and advances and $6.1 million of net borrowings under our lines of credit agreements. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer. During 2006, our cash flows from operating activities were impacted by the refund of temporary rates plus interest, as required by law, as a result of Artesian Water’s 2004 rate case.
We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations. We expect that our aggregate investments in our utility plant and systems in 2007 will be approximately $35.8 million. Our total obligations related to interest and principal payments on indebtedness, rental payments and water service interconnection agreements for 2007 are anticipated to be approximately $9.2 million. We expect to fund our activities for the next year using our available cash balances and bank credit lines, and projected cash generated from operations and the capital markets.
Investment in Utility Plant and Systems
Capital expenditures increased by approximately $10.7 million for the year ended December 31, 2006, or approximately 53%, from $20.2 million in 2005 to $30.9 million in 2006. This increase is the result of completing the Middletown tank project in Southern New Castle County coupled with completing several additional large capital projects in 2006.
Investment in utility plant, excluding advances and contributions in aid of construction received from real estate developers, increased by $8.1 million, or 58.7%, from $13.8 million in 2005 to $21.9 million in 2006. Additionally, development activity also increased with developers financing $9.3 million for the installation of water mains and hydrants serving their developments in 2006, compared to $6.6 million in 2005.
We invested approximately $13.0 million in new transmission and distribution facilities in 2006, including refunds of advances for developer-financed infrastructure. Of the $13.0 million invested, we invested $9.2 million in new infrastructure and $3.8 million in our rehabilitation program for transmission and distribution facilities, replacing aging or deteriorating mains. Additionally, an investment of $3.2 million was made to enhance or improve existing treatment facilities, rehabilitate pumping equipment and install new wells to increase supply capabilities.
Investment in Utility Plant and Systems

In thousands	2006	2005	2004

Source of supply	$2,224	$100	$832
Treatment and pumping	973	1,660	6,546
Transmission and distribution	12,998	9,515	13,390
General plant and equipment	2,581	1,272	1,851
Developer financed utility plant	9,291	6,604	5,435
Wastewater facilities	3,111	1,236	844
Allowance for Funds Used During Construction, AFUDC	(288)	(223)	(302)

Total	$30,890	$20,164	$28,596

We have planned to invest approximately $35.8 million in utility plant in 2007. Developers are expected to finance an additional $16.4 million in utility plant construction. Of the $35.8 million we expect to invest in 2007, approximately $8.8 million will be for new treatment facilities, equipment and wells throughout Delaware to identify, develop, treat and protect sources of water supply to assure uninterrupted service to our customers.
The largest portion of the projected investment in 2007, $13.7 million, will be in transmission and distribution facilities. Approximately $4.9 million of this amount will be invested in the relocations of facilities as a result of government mandates and renewals associated with the rehabilitation of aging infrastructure. The remaining $8.8 million of this investment in new transmission and distribution facilities will be to improve our system hydraulics and address service needs in growth areas of our service territory.
We plan to invest $2.3 million in an expansion project for our Bayville plant in Sussex County, Delaware, $2 million for a storage tank in the Magnolia area in Kent County, Delaware, and $1.5 million each on two water treatment plants, one in Kent County and one in Sussex County.
In addition, we plan to spend approximately $5.6 million in 2007 of a total $11.5 million to construct a new office building to meet our growing space requirements. A further $1.2 million is planned to implement a new accounting system, which will integrate with our newly installed customer billing system, creating an Enterprise Business System. A further $4.0 million will be spent in wastewater projects, including three large wastewater treatment plants in Sussex County, Delaware.
Financing
We have several sources of liquidity to finance our investment in utility plant and other fixed assets. We estimate that the projected investment of approximately $35.8 million will be financed by our operations and external sources, including a combination of capital investment, short-term borrowings under our revolving credit agreements discussed below, as well as an equity issuance. Developers are expected to finance, through contributions in aid of construction, an additional $16.4 million of capital expenditures, which includes the installation of mains and hydrants in new developments.
Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by the PSC.
At December 31, 2006, Artesian Water had lines of credit of $20.0 million each with two separate financial institutions totaling $40.0 million to meet temporary cash requirements. These revolving credit facilities are unsecured. As of December 31, 2006, we had $32.1 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate, or “LIBOR,” plus 1.0% or, at our discretion, the banks’ federal funds rate plus 1.0%. Each bank reviews all of their facilities annually for renewal.
At December 31, 2006, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $1.5 million, respectively, to meet temporary cash requirements. These revolving credit facilities are unsecured. As of December 31, 2006, we had not borrowed funds under these lines. The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%. The bank reviews its facilities annually for renewal.
We may, from time to time, sell our securities to meet capital requirements. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. Our trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66 2/3% of total capitalization. Our debt to total capitalization, including the short-term portion thereof, was 60.0% at December 31, 2006.
On August 1, 2005, Artesian Water issued $25 million aggregate principal amount of its 5.96%, 23-year Series R First Mortgage Bonds. Artesian Water recorded the total expense of approximately $1.1 million, which included a redemption premium of $865,000, in connection with the issuance of the bonds as a deferred asset. These bonds were issued for Artesian Water to CoBank, a cooperative bank, and the proceeds were used on August 1, 2005, to retire all of Artesian Water’s outstanding $10 million aggregate principal amount of 7.84%, 10-year, Series M First Mortgage Bonds and $5 million aggregate principal amount of 7.56%, 10-year, Series N First Mortgage Bonds, and to satisfy the $865,000 redemption premium required as a result of the early retirement of the Series M and Series N First Mortgage Bonds. The remainder of the bond proceeds were used to pay down Artesian Water’s short-term line of credit, which was used to finance investments in utility plant and equipment. Artesian Water is amortizing the redemption premium over the life of its 5.96%, 23-year Series R First Mortgage Bonds as an interest expense.
Contractual Cash Obligations

	Payments Due by Period
	Less than	2-3	4-5	After 5
In thousands	1 Year	Years	Years	Years	Total
First Mortgage Bonds	$5,501	$11,001	$11,001	$160,496	$187,999
State revolving fund loans	590	1,180	1,180	6,658	9,608
Operating leases	142	151	61	1,574	1,928
Unconditional purchase obligations	2,787	5,581	5,574	30,677	44,619
Tank painting contractual obligation	374	749	549	—	1,672

Total	$9,394	$18,662	$18,365	$199,405	$245,824

Long-term debt obligations reflect the maturities of certain series of our first mortgage bonds, which we intend to refinance when due. The state revolving fund loan obligation has an amortizing mortgage payment payable over a 20-year period, and will be refinanced as future securities are issued. Both the long-term debt and the state revolving fund loan have certain financial covenant provisions, the violation of which could result in default and require the obligation to be immediately repaid, including all interest. We have not experienced conditions that would result in our default under these agreements, and we do not anticipate any such occurrence. Payments for unconditional purchase obligations reflect minimum water purchase obligations based on rates that are subject to change under our interconnection agreement with the Chester Water Authority.

		Less than
Commitments	Committed	1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$7,906	$7,906	—	—	—
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, including any arrangements with any structured finance, special purpose or variable interest entities.
IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the Financial Accounting Standards Board, FASB, issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No.115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt this statement effective January 1, 2008 and does not expect it to have a material effect on the financial statements.
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

87, “Employers’ Accounting for Pensions”; No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”; No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”; and No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur. Employers, such as Artesian, with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company adopted this statement effective December 31, 2006. The adoption of this statement did not have a material impact on our financial condition or results of operations for 2006. According to our actuarial report, the funded status of our defined benefit postretirement plan was calculated contemplating FAS 158 and the obligation is recorded at that amount. There was no Other Comprehensive Income impact because we record a regulatory asset as provided by FAS 71.
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
In June 2006, FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financials statements in accordance with FASB Statement No. 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation allows an enterprise to recognize economic benefits resulting from positions taken in income tax returns, as long as a more likely than not approach is taken. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt this statement effective January 1, 2007 and is currently evaluating its effect on the financial statements.
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
In December 2004, the FASB issued Statement No. 123 (revised 2004), Statement No. 123(R), “Share-Based Payment.” This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. According to the FASB, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, during the first quarter of 2005, the Securities and Exchange Commission approved a new rule, Staff Accounting Bulletin 107, that delayed the adoption of this standard to the beginning of the next fiscal year, instead of the next reporting period that began after June 15, 2005. The rule does not change the accounting required by Statement No. 123(R), but recognizes that preparers will need to use considerable judgment when valuing employee stock options under this statement. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Proforma disclosure is no longer an alternative upon adopting SFAS 123(R). SFAS 123(R) permits public companies to adopt its requirements using one of two methods:
•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
We implemented SFAS 123(R) in the first quarter of 2006. We used the modified prospective method and estimated the fair value of each option grant using the Black-Scholes-Merton option pricing model.
Caution Regarding forward-looking Statements
Statements in this Annual Report on Form 10-K which express our “belief,” “anticipation” or “expectation,” as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995. Statements regarding our goals, priorities, growth and expansion plans for our water and wastewater subsidiaries, customer base growth opportunities in Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, the impact of weather on our operations and the execution of our strategic initiatives, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, our expectations regarding the acquisition of Carpenters Point, deferred tax assets, increases to purchased water and electricity expense, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, plans to increase our wastewater treatment operations and other revenue streams less affected by weather, appropriate investment in infrastructure regarding the filing of the certification of sufficient sources of self-supply, expected contributions in 2007 to our postretirement benefit plan, and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors as discussed under Item 1A -Risk Factors, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements. While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as representation of the Company’s views as of any date subsequent to the date of the filing of this Annual Report on Form 10-K.
Item 7A. — Quantitative and Qualitative Disclosure About Market Risk.
None.

Item 8. — Financial Statements and Supplementary Data.
CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands	2006	2005
ASSETS
Utility plant, at original cost less accumulated depreciation	$253,182	$227,566
Current assets
Cash and cash equivalents	1,414	1,359
Accounts receivable (less reserve for bad debts 2006 - $225; 2005-$175)	3,416	4,281
Unbilled operating revenues	2,655	2,374
Materials and supplies — at cost on FIFO basis	1,054	1,008
Prepaid property taxes	924	851
Prepaid expenses and other	782	533

	10,245	10,406

Other assets
Non-utility property (less accumulated depreciation 2006 - $152; 2005-$129)	307	316
Other deferred assets	3,745	3,693

	4,052	4,009
Regulatory assets, net	1,881	1,873

	$269,360	$243,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity
Common stock	$6,086	$4,014
Additional paid-in-capital	45,052	43,469
Retained earnings	10,662	10,330

Total stockholders’ equity	61,800	57,813
Long-term debt, net of current portion	92,073	92,379

	153,873	150,192

Current liabilities
Lines of credit	7,906	1,786
Current portion of long-term debt	310	301
Accounts payable	2,790	2,790
Accrued expenses	3,287	1,948
Overdraft payable	1,990	1,417
Income tax payable	—	111
Deferred income taxes	284	269
Interest accrued	360	354
Customer deposits	472	469
Other	1,723	2,793

	19,122	12,238

Deferred credits and other liabilities
Net advances for construction	24,991	24,404
Postretirement benefit obligation	927	1,097
Deferred investment tax credits	765	789
Deferred income taxes	21,505	17,784

	48,188	44,074
Commitments and contingencies (Note 10)

Net contributions in aid of construction	48,177	37,350

	$269,360	$243,854

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
In thousands, except per share amounts	2006	2005	2004
Operating revenues
Water sales	$44,272	$41,638	$37,985
Other utility operating revenue	1,268	1,073	868
Non-utility operating revenue	1,725	2,574	729
Sale of land	1,322	—	—

	48,587	45,285	39,582

Operating expenses
Utility operating expenses	24,314	22,233	20,187
Non-utility operating expenses	1,419	2,310	513
Depreciation and amortization	4,610	4,365	4,046
Taxes
State and federal income
Currently payable	162	111	—
Deferred	3,725	3,236	2,892
Property and other	2,562	2,389	2,070

	36,792	34,644	29,708

Operating income	11,795	10,641	9,874

Other income, net
Allowance for funds used during construction	288	223	302
Miscellaneous	325	292	169

	613	515	471

Income before interest charges	12,408	11,156	10,345

Interest charges	6,337	6,121	5,943

Net income	6,071	5,035	4,402
Redemption premium on preferred stock	—	—	2

Net income applicable to common stock	$6,071	$5,035	$4,400

Income per common share:
Basic	$1.00	$0.84	$0.75
Diluted	$0.97	$0.81	$0.72

Weighted average common shares outstanding:
Basic	6,055	5,984	5,904
Diluted	6,235	6,182	6,099

Cash dividends per share of common stock	$0.61	$0.58	$0.55
The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
In thousands	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,071	$5,035	$4,402

Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	4,609	4,364	4,046
Deferred income taxes, net	3,711	3,104	2,908
Allowance for funds used during construction	(288)	(223)	(302)
Stock compensation	322	—	—
Sale of land	(1,322)	—	—
Changes in assets and liabilities:
Accounts receivable, net of reserve for bad debts	865	(475)	(1,398)
Income tax receivable	—	—	841
Unbilled operating revenues	(281)	(3)	373
Materials and supplies	(46)	(75)	(131)
Prepaid property taxes	(73)	(86)	(54)
Prepaid expenses and other	(248)	32	12
Other deferred assets	(51)	(240)	(66)
Regulatory assets	(7)	230	19
Accounts payable	—	620	52
Accrued expenses	1,339	(83)	158
State and federal income taxes	(113)	111	—
Interest accrued	7	—	87
Customer deposits and other, net	(1,602)	1,634	550
Postretirement benefit obligation	(170)	(72)	(63)

Net cash provided by operating activities	12,723	13,873	11,434

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures (net of AFUDC)	(30,890)	(20,164)	(28,596)
Proceeds from sale of assets	33	6	11
Proceeds from sale of land	1,330
Investments from unconsolidated affiliates	37	—	(4)

Net cash used in investing activities	(29,490)	(20,158)	(28,589)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit agreements	6,120	(7,427)	(3,286)
Increase (decrease) in overdraft payable	573	(394)	475
Net advances and contributions in aid of construction	12,334	7,496	5,912
Proceeds from issuance of long-term debt	—	25,000	2,929
Increase in restricted funds	—	502	13,716
Increase (decrease) in deferred debt issuance costs	41	(827)	(12)
Net proceeds from issuance of common stock	1,766	1,304	1,117
Dividends	(3,714)	(3,470)	(3,267)
Principal repayments of long-term debt	(298)	(15,757)	(240)
Redemption of preferred stock	—	—	(100)

Net cash provided by financing activities	16,822	6,427	17,244

Net increase in cash and cash equivalents	55	142	89

Cash and cash equivalents at beginning of year	1,359	1,217	1,128

Cash and cash equivalents at end of year	$1,414	$1,359	$1,217
Supplemental Disclosures of Cash Flow Information:

Interest paid	$4,542	$6,001	$5,771
Income taxes paid	$261	$—	$—
See Note 1 (Stock Split) for a discussion of non-cash financing activity.
The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Shares	Common Shares
	Outstanding	Outstanding	$1 Par Value	$1 Par Value
	Class A	Class B	Class A	Class B
In thousands	Non-Voting (1)(4)(5)	Voting(2)(4)	Non-Voting	Voting
Balance as of December 31, 2003	4,970	882	$3,313	$588
Net income
Cash dividends declared
Common stock
Preferred stock
Issuance of common stock
Officer bonus	2		2
Dividend reinvestment plan	18		12
Employee stock options and awards	47		31
Employee Retirement Plan(3)	15		10
Balance as of December 31, 2004	5,052	882	3,368	588
Net income
Cash dividends declared
Common stock
Issuance of common stock
Officer bonus	9		6
Dividend reinvestment plan	15		10
Employee stock options and awards	52		35
Employee Retirement Plan(3)	11		7
Balance as of December 31, 2005	5,139	882	3,426	588
Net income
Cash dividends declared
Common stock
Issuance of common stock
Stock split			1,721	294
Officer bonus	9		6
Dividend reinvestment plan	15		14
Employee stock options and awards	12		10
Employee Retirement Plan(3)	29		27
Balance as of December 31, 2006	5,204	882	$5,204	$882

(1)	At December 31, 2006, 2005, and 2004, Class A Non-Voting Common Stock had 15,000,000 shares authorized.

(2)	At December 31, 2006, 2005, and 2004, Class B Common Stock had 1,040,000 shares authorized.

(3)	Artesian Resources registered 500,000 shares of Class A Non-Voting Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.

(4)	Artesian Resources Corporation approved a three for two stock split on May 12, 2006 effected in the form of a 50% stock distribution. Each shareholder of record on May 30, 2006 received one additional share for each two shares held. All share and per share data for all prior periods have been restated to give effect to this stock split.

(5)	Under the Equity Compensation Plan, effective May 25, 2005 Artesian Resources authorized up to 500,000 shares of Class A Non-Voting Common Stock for issuance of grants in forms of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the Plan.
The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Additional
	Paid-in	Retained
In thousands	Capital	Earnings(2)	Total(2)
Balance as of December 31, 2003	$41,159	$7,630	$52,690
Net income		4,402	4,402
Cash dividends declared
Common stock		(3,265)	(3,265)
Preferred stock		(2)	(2)
Issuance of common stock
Officer bonus	48		50
Dividend reinvestment plan	322		334
Employee stock options	444		475
Employee Retirement Plan(1)	249		259
Balance as of December 31, 2004	42,222	8,765	54,943
Net income		5,035	5,035
Cash dividends declared
Common stock		(3,470)	(3,470)
Issuance of common stock
Officer bonus	166		172
Dividend reinvestment plan	284		294
Employee stock options	612		647
Employee Retirement Plan(1)	185		192
Balance as of December 31, 2005	43,469	10,330	57,813
Net income		6,071	6,071
Cash dividends declared
Common stock		(3,714)	(3,714)
Issuance of common stock
Stock split		(2,025)	(10)
Officer bonus	183		189
Dividend reinvestment plan	321		335
Employee stock options and awards	551		561
Employee Retirement Plan(1)	528		555
Balance as of December 31, 2006	$45,052	$10,662	$61,800

(1)	Artesian Resources registered 500,000 shares of Class A Non-Voting Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.

(2)	Artesian Resources Corporation approved a three for two stock split on May 12, 2006 effected in the form of a 50% stock distribution. Each shareholder of record on May 30, 2006 received one additional share for each two shares held. All share and per share data for all prior periods have been restated to give effect to this stock split.

(3)	Under the Equity Compensation Plan, effective May 25, 2005, Artesian Resources authorized up to 500,000 shares of Class A Non-Voting Common Stock for issuance of grants in forms of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the Plan.
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
Utility Subsidiary Accounting
The accounting records of Artesian Water and Artesian Wastewater Management are maintained in accordance with the uniform system of accounts as prescribed by the Delaware Public Service Commission or the PSC. The accounting records of Artesian Water Pennsylvania, Inc. are maintained in accordance with the uniform system of accounts as prescribed by the Pennsylvania Public Utility Commission or the PAPUC. All three subsidiaries follow the provisions of Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation,” which provides guidance for companies in regulated industries.
Utility Plant
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
In accordance with a rate order issued by the PSC, Artesian Water accrues an Allowance for Funds Used During Construction or AFUDC. AFUDC, which represents the cost of funds devoted to construction projects through the date the project is placed in service, is capitalized as part of construction work in progress. The rate used for the AFUDC calculation is based on Artesian Water’s weighted average cost of debt and the rate of return on equity authorized by the PSC. The rate used to capitalize AFUDC in 2006, 2005, and 2004 was 7.8%, 8.0%, and 7.8%, respectively.
Utility plant comprises:

	Estimated
	Useful
	Life	December 31,
In thousands	In Years	2006	2005
Utility plant at original cost
Utility plant in service
Intangible plant	—	$140	$140
Source of supply plant	45-85	14,759	14,462
Pumping and water treatment plant (Artesian Water)	35-62	42,495	39,747
Transmission and distribution plant
Mains	81	145,794	131,119
Services	39	24,528	22,486
Storage tanks	76	17,094	13,603
Meters	26	10,061	9,412
Hydrants	60	7,633	6,757

	Estimated
	Useful
	Life	December 31,
In thousands	In Years	2006	2005
Treatment and Disposal Plant (Artesian Wastewater)	35-62	4,006	1,932
General plant	3-31	26,456	21,460
Property held for future use	—	1,960	4,923
Construction work in progress	—	6,188	4,805

		301,114	270,846
Less – accumulated depreciation		47,932	43,280

		$253,182	$227,566

Depreciation and Amortization
For financial reporting purposes, depreciation is recorded using the straight-line method at rates based on estimated economic useful lives, which range from 3 to 85 years. Composite depreciation rates for utility plant were 2.12%, 2.12%, and 2.14%, for the years ended December 31, 2006, 2005 and 2004, respectively. In a rate order issued by the PSC, the Company was directed effective January 1, 1998 to begin using revised depreciation rates for utility plant. In rate orders issued by the PSC, Artesian Water was directed, effective May 28, 1991 and August 25, 1992, to offset depreciation recorded on utility plant by depreciation on utility property funded by Contributions in Aid of Construction, CIAC, and Advances for Construction, Advances, respectively. This reduction in depreciation expense is also applied to outstanding CIAC and Advances. Other deferred assets are amortized using the straight-line method over applicable lives, which range from 2 to 40 years.
Regulatory Assets
Certain expenses are recoverable through rates, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the PSC. Expenses related to rate proceedings are amortized on a straight-line basis over a period of 2 years. The postretirement benefit obligation (see Note 9 to our Financial Statements for a description of the Company’s Postretirement Benefit Plan), which is being amortized over 20 years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments. The deferred income taxes will be amortized over future years with the reversal of tax effects of temporary differences previously flowed through to the customers.
Regulatory assets at December 31, net of amortization, comprise:

In thousands	2006	2005
Postretirement benefit obligation	$1,027	$1,097
Deferred income taxes recoverable in future rates	582	597
Expense of rate proceedings	257	155
Other	15	24

	$1,881	$1,873

Impairment or Disposal of Long-Lived Assets
A review of our long-lived assets, including Utility Plant in Service, is performed in accordance with the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In addition, the regulatory assets are reviewed for the continued application of SFAS No. 71. The review determines whether there have been changes in circumstances or events that have occurred requiring adjustments to the carrying value of these assets. In accordance with SFAS No. 71, adjustments to the carrying value of these assets would be made in instances where the inclusion in the rate-making process is unlikely.

Other Deferred Assets
Debt issuance costs are amortized over the term of the related debt.
Other deferred assets at December 31, net of amortization, comprise:

In thousands	2006	2005
Debt issuance expense	$2,582	$2,691
Other	1,163	1,002

	$3,745	$3,693

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
Contributions in Aid of Construction
CIAC includes the non-refundable portion of advances for construction and direct contributions of water mains, services and hydrants, and wastewater collection systems, or cash to reimburse Artesian Water and Artesian Wastewater for costs to construct water mains, services and hydrants, and wastewater treatment and disposal plant.
Income Taxes
Deferred income taxes are provided in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” on all differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements based on the enacted tax rates expected to be in effect when such temporary differences are expected to reverse.
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
Stock Compensation Plans
On May 25, 2005, the Company’s stockholders approved a new Equity Compensation Plan, which authorizes up to 500,000 shares of Class A Non-Voting Common Stock for issuance. Since May 25, 2005, no additional grants have been made under the Company’s other stock-based compensation plans that were previously available. The Company applied APB Opinion No. 25 and related interpretations in accounting for compensation expense under all its plans through 2005. Accordingly, the aggregate compensation cost incurred and charged against income for all plans, including bonuses, was $146,000 and $148,000 for 2005 and 2004, respectively. On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123R. Compensation costs in the amount of $499,000 for awards granted in 2006 were determined based on the fair value at the grant dates and those costs are being charged to income over the service period associated with the grants. Of the $499,000 in 2006, $240,000 was associated with stock awards, $177,000 was associated cash payments for taxes, and $82,000 was the amount amortized for stock options awarded in 2006. Had compensation costs for the Company’s plans in 2005 and 2004 been determined based on the fair value at the grant dates for awards under those plans consistent with the method required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,”

the Company’s net income and net income per common share would have been reduced to the pro-forma amounts indicated below:

In thousands, except per share data	2005	2004
Net income applicable to common stock
As reported	$5,035	$4,400
Add: compensation expense included in net income (net of tax)	(1)	89
Deduct: compensation expense using fair value based method (net of tax)	(329)	(275)

Pro-forma	$4,705	$4,214

Basic net income per common share
As reported	$0.84	$0.75
Pro-forma	$0.79	$0.71
Diluted net income per common share
As reported	$0.81	$0.72
Pro-forma	$0.76	$0.69
There was no compensation cost capitalized as part of an asset.
The fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants issued in 2006, 2005, and 2004 under the 2005 Equity Compensation Plan (as defined in Note 8 to our Financial Statements) and the 1992 Non-Qualified Stock Option Plan (as defined in Note 8 to our Financial Statements). There were no options issued to employees in 2006.

	2006	2005	2004
Dividend Yield	2.9%	3.0%	3.0%
Expected Volatility	.24	.32	.32
Director and Officer Options
Risk Free Interest Rate	5.03%	3.97%	1.04%
Expected Term	3.26 years	3.42 years	5 years
Employee Options	—
Risk Free Interest Rate	—	2.92%	1.92%
Expected Term	—	1 year	.88 year
The expected dividend yield was based on a 12 month rolling average of the current dividend yield. The expected volatility is the standard deviation of the change in the natural logarithm of the stock price (expressed as an annual rate) for the expected term shown above. The expected life was based on historic exercise patterns for similar grants. The risk free interest rate for the Director and Officer Oprtions is the 3-year Treasury Constant Maturity rate as of the date of the grant for 2006 and 2005 grants, and 5-year for 2004 grants. The risk free interest rate for the Employee Options is the 1-year Treasury Constant Maturity rate for 2005 and 2004.
Shares of Class A Stock have been reserved for future issuance under the 2005 Equity Compensation Plan.
Revenue Recognition and Unbilled Revenues
Water service revenue for financial statement purposes includes amounts billed to customers on a quarterly or monthly cycle basis, depending on class of customer, and unbilled amounts based upon estimated usage from the date of the last meter reading to the end of the accounting period. The Company uses the percent of completion method of revenue recognition for the long-term wastewater contracts of designing, building and operating wastewater facilities throughout Delaware and surrounding areas.
Accounts Receivable
Accounts receivable are recorded at the invoiced amounts. The reserve for bad debts is the Company’s best estimate of the amount of probable credit losses in our existing accounts receivable, and is determined based on historical write-off experience. The Company reviews the reserve for bad debts on a quarterly basis. Account balances are written off against the reserve when it is probable the receivable will not be recovered.
Cash and Cash Equivalents
For purposes of the Consolidated Statement of Cash Flows, Artesian Resources considers all temporary cash investments with an original maturity of three months or less to be cash equivalents. Artesian Water, Artesian Wastewater Management, and Artesian Utility utilize their bank’s zero balance account disbursement service to reduce the use of their lines of credit by funding checks as they are presented to the bank for payment rather than at issuance. If the checks currently outstanding, but not yet funded, exceed the cash balance on Artesian Water’s books, the net liability is recorded as a current liability on the consolidated balance sheet in the Overdraft Payable account.
Use of Estimates in the Preparation of Consolidated Financial Statements
The consolidated financial statements were prepared in conformity with generally accepted accounting principles in the U.S., which require management to make estimates about the reported amounts of assets and liabilities including unbilled revenues, reserve for a portion of revenues received under temporary rates and regulatory asset recovery and contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from management’s estimate.
Stock Split
On May 12, 2006, the Company completed a three for two stock split on its Class A Non-Voting Common Stock and Class B Common Stock, which was effected in the form of a 50% stock dividend. Shareholders of record on May 30, 2006 received one additional share of stock for each two shares held. All share and per share data for all prior periods have been restated to give effect to this stock split.
Capitalization of the Costs of Computer Software Developed or Obtained for Internal Use
The Company capitalized payroll and related expense associated with our internal staff’s development and configuration of our new customer information system programs (the “CIS programs”). In deciding to capitalize this expense, the Company used AICPA Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use as its accounting policy for recording these costs.
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

Long-term Financial Liabilities
The fair value of Artesian Resources’ long-term debt as of December 31, 2006 and 2005, determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities as guided under FAS 107, are shown as below :

Fair value of financial instruments at December 31, comprised:
	2006		2005
	Carrying	Estimated	Carrying	Estimated
In thousands	Amount	Fair Value	Amount	Fair Value
Long-term debt	$92,073	$91,410	$92,379	$93,299
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
As of December 31, 2006, Artesian Resources has federal net operating loss carry-forwards aggregating approximately $12.6 million, which will expire if unused by 2024. As of December 31, 2006, Artesian Resources has separate company state net operating loss carry-forwards aggregating approximately $19.5 million. These net operating loss carry-forwards will expire if unused between 2007 and 2026. Artesian Resources has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of the state net operating loss carry-forwards. Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets. The valuation allowance decreased from approximately $323,000 in 2005 to approximately $121,000 in 2006.
At December 31, 2006, for federal income tax purposes, there were alternative minimum tax credit carry forwards aggregating $1.9 million resulting from the payment of alternative minimum tax in current and prior years. These alternative minimum tax credit carry-forwards may be carried forward indefinitely to offset future regular federal income taxes.
Components of Income Tax Expense

	For the Year Ended December 31,
In thousands	2006	2005	2004
State income taxes
Current	$42	$—	$—
Deferred	741	733	366

Total state income tax expense	$783	$733	$366

	For the Year Ended December 31,
	2006	2005	2004
Federal income taxes
Current	$120	$111	$—
Deferred	2,984	2,503	2,526

Total federal income tax expense	$3,104	$2,614	$2,526

Reconciliation of effective tax rate:

	For the Year Ended December 31,
	2006	2006	2005	2005	2004	2004
In thousands	Amount	%	Amount	%	Amount	%
Reconciliation of effective tax rate
Income before federal and state income taxes	$9,993	100.0	$8,383	100.0	$7,294	100.0

Amount computed at statutory rate	3,398	34.0	2,850	34.0	2,480	34.0
Reconciling items
State income tax-net of federal tax benefit	466	4.7	481	5.8	418	5.7
Other	23	0.2	16	0.1	(6)	(0.1)

Total income tax expense and effective rate	$3,887	38.9	$3,347	39.9	$2,892	39.6

Deferred income taxes at December 31, 2006, 2005, and 2004 were comprised of the following:

	For the Year Ended December 31,
In thousands	2006	2005	2004
Deferred tax assets related to:
Federal alternative minimum tax credit carry forwards	$1,941	$1,822	$1,691
Federal and state operating loss carry forwards	5,384	7,105	8,884
Bad debt allowance	83	70	93
Valuation allowance	(121)	(323)	(482)
Stock options	145	145	241
Other	247	281	58

Total deferred tax assets	$7,679	$9,100	$10,485

Deferred tax liabilities related to:
Property plant and equipment basis differences	$(28,766)	$(26,512)	$(24,739)
Expenses of rate proceedings	(102)	(62)	(115)
Property taxes	(368)	(338)	(304)
Other	(232)	(241)	(251)

Total deferred tax liabilities	$(29,468)	$(27,153)	$(25,409)

Net deferred tax liability	$(21,789)	$(18,053)	$(14,924)

Deferred taxes, which are classified into a net current and non-current balance, are presented in the balance sheet as follows:

Current deferred tax liability	$(284)	$(269)	$(150)
Non-current deferred tax liability	(21,505)	(17,784)	(14,774)

Net deferred tax liability	$(21,789)	$(18,053)	$(14,924)

NOTE 4
PREFERRED STOCK
As of December 31, 2006, Artesian Resources had no preferred stock outstanding. The 9.96% Series Cumulative Prior Preferred stock had an annual sinking fund provision (mandatory redemption requirements). Under the mandatory sinking fund provisions, on February 1, 2004 the Company redeemed the remaining 4,000 shares of the 9.96% Series for $100,000. The Company also has 100,000 shares of $1.00 par value Series Preferred stock authorized but unissued.
NOTE 5
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
The Class A Non-Voting Common Stock, Class A Stock, of Artesian Resources trades on the Nasdaq National Market under the symbol ARTNA. The Class B Common Stock of Artesian Resources trades on the Nasdaq’s OTC Bulletin Board under the symbol ARTNB.OB.
Under Artesian Resources’ dividend reinvestment plan, which allows for reinvestment of cash dividends and optional cash payments, stockholders were issued 15,388, 14,921, and 18,540 shares (as adjusted for the June 30, 2006 three for two stock split )at fair market value for the investment of $308,000, $294,000, and $334,000 of their monies in the years 2006, 2005, and 2004, respectively.
NOTE 6
DEBT
Artesian Water has available two unsecured lines of credit, with no financial covenant restrictions, totaling $40.0 million at December 31, 2006, which are renewable annually at each of the bank’s discretion. Borrowings under the lines of credit bear interest based on the London Interbank Offering Rate, LIBOR, plus 1.0% for 30, 60, 90, or 180 days or the banks’ federal funds rate plus 1.0%, at the option of Artesian Water.
At December 31, 2006 and 2005 Artesian Water had $7.9 million and $1.8 million outstanding under these lines at average interest rates of 6.4% and 5.3% respectively. The maximum amount outstanding was $9.3 million and $18.7 million in 2006 and 2005 respectively. The twelve-month average amount outstanding was approximately $6.1 million and $6.4 million at weighted average annual interest rates of 5.4% and 4.3% in 2006 and 2005 respectively.
At December 31, 2006, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $1.5 million, respectively, to meet temporary cash requirements. These revolving credit facilities are unsecured. As of December 31, 2006, we had not borrowed funds under these lines. The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%.
On August 1, 2005, Artesian Water issued $25 million aggregate principal amount of its 5.96%, 23-year Series R First Mortgage Bonds. Artesian Water recorded the total expense of approximately $1.1million, which included a redemption premium of $865,000, in connection with the issuance of the bonds, as a deferred asset. These bonds were issued for Artesian Water to CoBank, a cooperative bank, and the proceeds were used on August 1, 2005, to retire all of Artesian Water’s outstanding $10 million aggregate principal amount of 7.84%, 10-year, Series M First Mortgage Bonds and $5 million aggregate principal amount of 7.56%, 10-year, Series N First Mortgage Bonds, and to satisfy the $865,000 redemption premium required as a result of the early retirement of the Series M and Series N First Mortgage Bonds. The remainder of the bond proceeds were used to pay down Artesian Water’s short-term line of credit, which was used to finance investments in utility plant and equipment. Artesian Water is amortizing the redemption premium over the life of its 5.96%, 23-year Series R First Mortgage Bonds as an interest expense.
As of December 31, 2006, 2005 and 2004, substantially all of Artesian Water’s utility plant was pledged as security for the First Mortgage Bonds. In addition, the trust indentures relating to these First Mortgage Bonds contain covenants which limit long-term debt, including the current portion thereof, to 66 2/3% of total capitalization including the current portion of the long-term debt, and which, in certain circumstances, could restrict the payment of cash dividends. As of December 31, 2006, however, no dividend restrictions were imposed under these covenants.
Long-term debt consists of:

	December 31,
In thousands	2006	2005
First mortgage bonds

Series O, 8.17%, due December 29, 2020	$20,000	$20,000
Series P, 6.58%, due January 31, 2018	25,000	25,000
Series Q, 4.75%, due December 1, 2043	15,400	15,400
Series R, 5.96%, due December 31, 2028	25,000	25,000

	85,400	85,400

State revolving fund loans

4.48%, due August 1, 2021	3,558	3,721
3.57%, due September 1, 2023	1,319	1,374
3.64%, due May 1, 2024	2,106	2,185

	6,983	7,280

Sub-total	92,383	92,680

Less: current maturities (principal amount)	310	301

Total long-term debt	$92,073	$92,379

     Payments of principal due during the next five years and thereafter:

In thousands	2007	2008	2009	2010	2011	Thereafter
First Mortgage bonds	$—	$—	$—	$—	$—	$85,400
State revolving fund loan	310	323	336	350	364	5,300

Total payments	$310	$323	$336	$350	$364	$90,700

NOTE 7
NON-UTILITY OPERATING REVENUE AND EXPENSES
Non-utility operating revenue consisted of $1,458,000, $2,553,000, and $729,000 received by Artesian Utility in 2006, 2005 and 2004 respectively. Additional non-utility revenue in 2006 consisted of $1,322,000 from ADC’s sale of land, and $267,000 from ARC’s SLP Plan.
Artesian Utility is a one-third owner in AquaStructure Delaware, L.L.C., which markets proposals to design and construct wastewater treatment facilities. On July 17, 2002, Artesian Utility began contractual operations of a wastewater treatment plant for which AquaStructure has an agreement with a Delaware municipality that expires on February 1, 2021. This agreement shall be extended for an additional twenty years unless advance notice is given.

Non-utility operating expenses are as follows:

In thousands	2006	2005	2004
Artesian Utility	$1,205	$2,184	$495
Artesian Resources	211	116	17
Artesian Development	3	10	1

Total	$1,419	$2,310	$513

NOTE 8
STOCK COMPENSATION PLANS
In 1992, the Company instituted the 1992 Non-Qualified Stock Option Plan, or the 1992 Plan, which was subsequently amended in 1998. Under the 1992 Plan, options to purchase shares of Class A Stock could be granted to employees at prices not less than 85% of the fair market value on the date of grant. The number of authorized shares was 375,000. Employees who participated and who were not executive officers or directors of the Company could receive options to purchase up to 1,000 shares. Each director or officer who participated in any year could request an option to purchase 4,500 shares of Class A Stock. The option price for directors and officers of the Company was 90% of the fair market value on the date of grant. Options granted under this plan to employees who were not executive officers or directors extended for a period of one year. Options granted to officers and directors extended for a period of ten years. All options were exercisable after six months of service from the date of initial grant, and are adjusted for stock dividends and splits. Employees, officers and directors became eligible to exercise options under the 1992 plan after one year of service to the Company. Effective May 25, 2005, no additional grants will be made from this plan.
In 1996, the Company instituted the Incentive Stock Option Plan, or the ISO Plan, under which the Company was authorized to grant options up to 150,000 shares of Class A Stock to its key employees and officers. Options were granted at the fair market value on the date of grant. The option exercise period could not exceed ten years from the date of grant and was determined by the Stock Option Committee of the Board of Directors for each stock option granted. Options granted will vest in accordance with the terms and conditions determined by the Stock Option Committee of the Board of Directors and are adjusted for stock dividends and splits. The Company accelerated vesting for certain incentive stock options held by officers and directors in anticipation of the Company’s adoption of FAS 123(R) effective January 1, 2006. Effective May 25, 2005, no additional grants will be made from this plan.
On May 25, 2005, the Company adopted the 2005 Equity Compensation Plan, or “the Plan.” The Plan provides that grants may be in any of the following forms: incentive stock options, nonqualified stock options, stock units, stock awards, dividend equivalents and other stock-based awards. The Plan is administered and interpreted by the Compensation Committee of the Board of Directors (the “Committee”). The Committee has the authority to determine the individuals to whom grants will be made under the Plan, determine the type, size and terms of the grants, determine the time when grants will be made and the duration of any applicable exercise or restriction period (subject to the limitations of the Plan) and deal with any other matters arising under the Plan. The Committee presently consists of three directors, each of whom is a non-employee director of the Company. All of the employees of the Company and its subsidiaries are eligible for grants under the Plan. Non-employee directors of the Company are also eligible to receive grants under the Plan.

The following summary reflects changes in the shares of Class A Stock under option:

		2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	2006	Exercise	2005	Exercise	2004	Exercise
	Shares	Price	Shares	Price	Shares	Price
Plan options
Outstanding at beginning of year	571,686	$13.294	498,432	$11.266	472,187	$10.207
Granted	33,750	$21.113	125,611	$19.679	78,181	$16.020
Exercised	(9,577)	$7.283	(51,796)	$9.62	(46,806)	$8.208
Canceled	(160)	$18.463	(561)	$13.605	(5,130)	$14.112

Outstanding at end of year	595,699	$13.832	571,686	$13.294	498,432	$11.266

Options exercisable at year end	561,949	$13.395	569,733	$13.288	461,074	$11.060

Weighted average fair value of options granted during the year		$21.113		$19.679		$17.915
The weighted-average grant-date fair value of options granted during 2006, 2005, and 2004 were $3.809, $4.278, and $4.357, respectively. The total intrinsic value of options exercised during 2006 was $128,731. There were no fully vested shares granted during 2006. During 2006, we received $69,750 in cash from the exercise of options, with a $52,365 tax benefit realized during the period.
The following tables summarize information about employee and director stock options outstanding at December 31, 2006:
Options Outstanding

Range of	Shares Outstanding	Weighted Average	Weighted Average
Exercise Price	at December 31, 2006	Remaining Life	Exercise Price
$6.900 - $13.300	330,199	3.79 Years	$10.267
$14.849 - $21.113	265,500	8.25 Years	$18.267
Options Exercisable

Range of	Shares Exercisable	Weighted Average
Exercise Price	at December 31, 2006	Exercise Price
$6.900-$13.300	330,199	$10.267
$14.849-$21.113	231,750	$17.851
As of December 31, 2006, there was $46,488 of total unrecognized expense related to nonvested option shares granted under the Plan. That cost will be recognized over the remaining 0.5 years vesting period of the unvested options.
NOTE 9
EMPLOYEE BENEFIT PLANS
401(k) Plan
Artesian Resources has a defined contribution 401(k) Salary Deduction Plan, or the “401(k) Plan,” which covers substantially all employees. Under the terms of the 401(k) Plan, Artesian Resources contributed 2% of eligible salaries and wages and matches employee contributions up to 6% of gross pay at a rate of 50%. Artesian Resources may, at its option, make additional contributions of up to 3% of eligible salaries and wages. No such additional contributions were made in 2006, 2005 and 2004. The 401(k) Plan expenses, which include Company contributions and administrative fees, for the years 2006, 2005 and 2004, were approximately $527,000, $486,000, and $417,000, respectively.

Postretirement Benefit Plan
Artesian Water has a Postretirement Benefit Plan, or the “Benefit Plan,” which provides medical and life insurance benefits to certain retired employees. Prior to the amendment of the Benefit Plan, substantially all employees could become eligible for these benefits if they reached retirement age while still working for Artesian Water.
Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, SFAS 106, requires Artesian Water to accrue the expected cost of providing postretirement health care and life insurance benefits as employees render the services necessary to earn the benefits. Artesian Resources elected to defer recognition and amortize its transition obligation over twenty years beginning in 1993.
Artesian Water recognized an offsetting regulatory asset with respect to the SFAS 106 liability. This asset is recorded based on the PSC order, which permits Artesian Water to continue recovery of postretirement health care and life insurance expense on a pay-as-you-go basis for the remaining eligible employees. Artesian Water anticipates liquidating its SFAS 106 obligation and substantially recovering the expenses in rates over a period of approximately 20 years (based on the age and life expectancy of the remaining eligible participants). Further, expense recovery as a percentage of rates is expected to remain generally constant over the initial years, and then decline until the obligation is liquidated. Amounts charged to expense were $70,000, $72,000, and $63,000 for 2006, 2005 and 2004, respectively.
Supplemental Pension Plan
Effective October 1, 1994, Artesian Water established a Supplemental Pension Plan, or the “Supplemental Plan,” to provide additional retirement benefits to full-time employees hired prior to April 26, 1994. The Supplemental Plan is a defined contribution plan that enables employees to save for future retiree medical costs, which will be paid by employees. The Supplemental Plan accomplishes this objective by providing additional cash resources to employees upon a termination of employment or retirement, to meet the cost of future medical expenses. Artesian Water has established a contribution based upon each employee’s years of service ranging from 2% to 6% of eligible salaries and wages. Artesian Water also provides additional benefits to individuals who were over age 50 as of January 1, 1994. These individuals are referred to as the “Transition Group.” Effective November 1, 1994, individuals eligible for the Transition Group had the opportunity to defer compensation to the Supplemental Plan, and to receive a transition matching contribution for 5 years. Each one-dollar of eligible salaries and wages deferred by the Transition Group was matched with three, four, or five dollars by Artesian Water based on the employee’s years of service subject to certain limitations under the federal tax rules. Plan expenses, which include Company contributions and administrative fees, for the years 2006, 2005 and 2004 were approximately $276,000, $275,000, and $252,000, respectively.
The Company uses December 31 as the measurement date to determine the postretirement benefit obligation. According to our actuarial report, the funded status of our defined benefit postretirement plan was calculated contemplating FAS 158 and the obligation is recorded at that amount. There was no Other Comprehensive Income impact because we record a regulatory asset as provided by FAS 71. Additional disclosures required for our postretirement benefit obligation are presented below.

Benefit Obligations and Funded Status

	Year Ending
	December 31
In thousands	2006	2005
Change in Accumulated Postretirement Benefit Obligation
Accumulated Postretirement Benefit Obligation at the Beginning of the Year	$909	$946
Service Cost	—	—
Interest Cost	52	54
Actuarial (Gain) or Loss	4	10
Benefits Paid	(106)	(104)
Plan Participant’s Contributions	3	4

Accumulated Postretirement Benefit Obligation at the End of the Year	862	910
Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	—	—
Benefits Paid	(105)	(104)
Employer Contributions	102	100
Plan Participant’s Contributions	3	4

Fair Value of Assets at the End of the Year	—	—
Net Amount Recognized
Funded Status	(862)	(910)
Unrecognized Transition Obligation (Asset)	60	68
Unrecognized Net (Gain) or Loss	(225)	(255)

Net Amount Recognized:	(1,027)	(1,097)
Amounts Recognized in the Statement of Financial Position
Accrued Benefit Liability	(1,027)	(1,097)

Net Amount Recognized	$(1,027)	$(1,097)
Weighted Average Assumptions at the End of the Year
Discount Rate	6.00%	6.00%
Assumed Health Care Cost Trend Rates
Health Care Cost Trend Rate Assumed for Next Year	11.00%	11.00%
Ultimate Rate	5.00%	5.00%
Year that the Ultimate Rate is Reached	2013	2012
Net Periodic Benefit Cost

	Year Ending
	December 31
In thousands	2006	2005	2004
Interest Cost	$51	$54	$57
Amortization of Net (Gain) or Loss	(27)	(34)	(37)
Amortization of Transition Obligation/(Asset)	9	9	9

Total Net Periodic Benefit Cost	$33	$29	$29
Weighted Average Assumptions
Discount Rate	6.00%	6.00%	6.00%
Assumed Health Care Cost Trend Rates
Health Care Cost Trend Rate Assumed for Current Year	11.00%	11.00%	12.00%
Ultimate Rate	5.00%	5.00%	5.00%
Year that the Ultimate Rate is Reached	2012	2011	2010
Impact of One-Percentage-Point Change in Assumed Health Care Cost Trend Rates

	Increase	Decrease
Effect on Service Cost & Interest Cost	$3	$(3)
Effect on Postretirement Benefit Obligation	$44	$(40)
The impact of Medicare Part D, although insignificant, was included in the determination of Accumulated Postretirement Benefit Obligation as of December 31, 2004, and Net Periodic Benefit Cost beginning in 2005.

Contributions
Artesian Water expects to contribute $100,000 to its postretirement benefit plan in 2007. The following table represents the benefits expected to be paid:

In thousands	Other Benefits
2007	$100
2008	100
2009	100
2010	100
2011	100
2012-2016	500
NOTE 10
COMMITMENTS and CONTINGENCIES
In 1997, Artesian Water entered into a 33-year operating lease for a parcel of land with improvements located in South Bethany, a municipality in Sussex County, Delaware. The annual lease payments increase each year by the most recent increase in the Consumer Price Index for Urban Workers, CPI-U, as published by the U.S. Department of Labor, Bureau of Labor Statistics. Rental payments for 2006, 2005 and 2004 were $11,400, $11,000, and $9,700, respectively. The future minimum rental payment as disclosed in the following table is calculated using CPI-U as of December 31, 2006.
During 1996, Artesian Water entered into a 10-year lease commitment for office space and this lease was further extended for two years ending February 29, 2008. Rent payments for 2006, 2005 and 2004 for the office space were $72,000, $76,000, and $74,000, respectively.
During 1999, Artesian Water entered into the contract for office space located in Sussex County, Delaware. This contract was terminated in October 2006. Rent payments for 2006, 2005, and 2004 were $24,000, $28,000, and $28,000, respectively. We entered into a new 3-year contract for office space located in Sussex County, Delaware in October 2006. Rent payments during 2006 were $14,000.
During 2003, Artesian Resources, entered into a 40-year easement agreement with Broad Run Valley, Inc., a Pennsylvania corporation, to acquire an easement to access, operate, maintain, repair, improve, replace and connect Artesian’s water system to a well, including a parcel of land around the well. Easement payments for 2006, 2005 and 2004 were $27,000, $26,000 and $25,000, respectively.
Artesian Wastewater entered into a perpetual agreement with Farm Boys, LLC for the use of approximately 460 acres of land for wastewater disposal. Beginning in January 2007, Artesian Wastewater is required to pay a minimum of $40,000 per year for the use of this land. Once disposal operations begin, the monthly fee will be contingent on the average number of gallons of wastewater disposed on the properties. The agreement can be terminated by giving 180-day notice prior to the termination date.
Future minimum annual rental payments under the above mentioned lease obligations for the years subsequent to 2006 are as follows:

In thousands
2007	$183
2008	97
2009	76
2010	42
2011	43
2012 through 2042	1,809

$2,250

Artesian Water has one water service interconnection agreement with a neighboring utility, Chester Water Authority, which requires minimum annual purchases. Rates charged under this agreement are subject to change. Effective August 1, 1997, Artesian Water renegotiated the contract with the Chester Water Authority to, among other things, reduce the minimum purchase requirements from 1,459 million gallons to 1,095 million gallons annually, calculated as 3 mgd times the number of calendar days in a year. The agreement is extended through the year 2021. A previous interconnection agreement with the City of Wilmington expired in December 2006.
The Chester Water Authority sent us a notice on February 15, 2006 of a rate increase, effective July 1, 2006. We received a second notice of a rate increase on February 14, 2007, effective July 1, 2007. The minimum annual purchase commitments for all interconnection agreements for 2007 through 2011 and the aggregate total for the years 2012 through 2021, calculated at the noticed rates, are as follows:

In thousands
2007	$2,810
2008	2,836
2009	2,828
2010	2,828
2011	2,828
2012 through 2021	28,304

$42,434

Expenses for purchased water were $3,152,000, $3,131,000,and $2,995,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
In 2005, Artesian Water entered into a 6-year agreement with Utility Service Co., Inc. to clean and paint tanks from 2006 to 2011 for $1,872,000. The tank painting expense for 2006, 2005 and 2004 was $200,000, $254,000, and $278,000. The expenditures committed for the years subsequent to 2006 are as follows:

In thousands
2007	374
2008	375
2009	374
2010	375
2011	174

$1,672

Budgeted mandatory utility plant expenditures, due to planned governmental highway projects, which require the relocation of Artesian Water’s water service mains, expected to be incurred in 2007 through 2011 are as follows:

In thousands	(unaudited)
2007	$1,200
2008	2,380
2009	2,950
2010	2,000
2011	1,400

$9,930

The exact timing and extent of these relocation projects is controlled primarily by the Delaware Department of Transportation

NOTE 11
GEOGRAPHIC CONCENTRATION OF CUSTOMERS
Artesian Water and Artesian Water Pennsylvania provide water utility service to customers within their established service territory in all three counties of Delaware and in portions of Pennsylvania, pursuant to rates filed with and approved by the PSC and the PAPUC. As of December 31, 2006, Artesian Water was serving 73,800 customers and Artesian Water Pennsylvania was serving 39 customers.
Artesian Wastewater began providing wastewater services to a community in Sussex County, Delaware in July 2005. The PSC approved the temporary rates for this community on July 15, 2005, and on January 24, 2006, approved the rates and tariff. As of December 31, 2006, Artesian Wastewater was serving 171 customers.
NOTE 12
RATE PROCEEDINGS
In February 2004, Artesian Water filed a request with the Delaware PSC for an increase in rates of 24%. We recognized revenues reflecting a temporary increase of $2.5 million on an annual basis between April and September 2004, and a second temporary increase of $3.0 million on an annual basis effective September 2004, for a total of $5.5 million on an annual basis. A portion of the second increase was held in reserve based on an estimated outcome and was not reflected in income. In May 2006, the PSC issued the final order in this case. Based on the PSC decision, Artesian Water’s new rates would generate approximately $4.9 million in additional revenue on an annual basis, or an increase of approximately 13.4% over rates in effect before the implementation of temporary rates in 2004. We were required by law to refund the portion of the temporary rate increase in excess of the 13.4% plus interest to our customers. The refund was completed in December 2006.
In May 2006, Artesian Water filed a petition with the PSC to implement new rates to meet a requested increase in revenue of 23%, or approximately $9.9 million, on an annualized basis. This request was primarily due to the Company’s significant investment in infrastructure, as well as an approximately 92% increase in purchased power expense due to the expiration of price caps imposed in 1999 when deregulation of the electric industry in Delaware was adopted. As permitted by law, in July 2006 we placed into effect temporary rates designed to generate an increase in annual operating revenue of approximately 5.9%, or $2.5 million on an annual basis, until new rates were approved by the PSC.
On December 19, 2006 the PSC approved a Settlement Agreement in this case. The increase in annual revenue requirement under the Settlement Agreement of $6 million will be recovered in two steps. The first step was placed in effect January 1, 2007 to recover approximately $4.8 million in annual revenue. The second step will be designed to recover approximately $1.2 million of annual revenue reflecting the issuance of additional equity not to exceed $20 million. However, should the Company issue less than the projected $20 million in equity, the increase will be adjusted to reflect the change in recovery associated with the Company’s capital structure.
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

NOTE 13
SALE OF LAND
On May 2, 2005, Artesian Development signed a Letter of Intent with The Commonwealth Group, Ltd., or Commonwealth, for the sale of a parcel of land of approximately four acres. Subsequently, on August 5, 2005, Artesian Development entered into an Agreement of Sale with Commonwealth for the sale of this land. The sale was completed on September 14, 2006. The sale price was $1.4 million and the gain on the sale of the parcel of land after expenses, but before income taxes, was approximately $1.3 million.
NOTE 14
NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE
Basic net income per common share is based on the weighted average number of common shares outstanding. Diluted net income per common share is based on the weighted average number of common shares outstanding and potentially dilutive effect of employee stock options.
The following table summarizes the shares used in computing basic and diluted net income per common share:

	Years Ended December 31,
In thousands	2006	2005	2004
Average common shares outstanding during the period for Basic computation	6,055	5,984	5,904
Dilutive effect of employee stock options	180	198	195

Average common shares outstanding during the period for Diluted computation	6,235	6,182	6,099

Equity per common share was $10.21, $9.66, and $9.31 at December 31, 2006, 2005, and 2004, respectively. These amounts were computed by dividing stockholders’ equity excluding preferred stock by the number of basic shares of common stock outstanding at the end of each year, as restated for the 2006 stock split.
NOTE 15
SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents certain historical consolidated statements of operations data for each quarter for the fiscal years ended December 31, 2006 and 2005:

In thousands (except	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
per share data)	2006	2005	2006	2005	2006	2005	2006	2005
Operating revenues	$10,489	$9,902	$12,014	$11,502	$14,194	$12,380	$11,891	$11,501
Operating income	$2,053	$2,007	$2,889	$2,707	$4,181	$3,164	$2,672	$2,764
Net income applicable to common stock	$995	$954	$1,360	$1,204	$2,607	$1,679	$1,109	$1,198
Income per common share
Basic	$0.17	$0.16	$0.22	$0.20	$0.43	$0.28	$0.18	$0.20
Diluted	$0.16	$0.16	$0.22	$0.19	$0.42	$0.27	$0.17	$0.19

NOTE 16
IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the Financial Accounting Standards Board, FASB, issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No.115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt this statement effective January 1, 2008 and does not expect it to have a material effect on the financial statements.
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
In September 2006, the Financial Accounting Standards Board, FASB, issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, “Employers’ Accounting for Pensions”; No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”; No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”; and No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur. Employers, such as Artesian, with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company adopted this statement effective December 31, 2006. The adoption of this statement did not have a material impact on our financial condition or results of operations for 2006. According to our actuarial report, the funded status of our defined benefit postretirement plan was calculated contemplating FAS 158 and the obligation is recorded at that amount. There was no Other Comprehensive Income impact because we record a regulatory asset as provided by FAS 71.
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
In June 2006, FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financials statements in accordance with FASB Statement No. 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation allows an enterprise to recognize economic benefits resulting from positions taken in income tax returns, as long as a more likely than not approach is taken. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt this statement effective January 1, 2007 and is currently evaluating its effect on the financial statements.
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
In December 2004, the FASB issued Statement No. 123 (revised 2004), Statement No. 123(R), “Share-Based Payment.” This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. According to the FASB, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, during the first quarter of 2005, the Securities and Exchange Commission approved a new rule, Staff Accounting Bulletin 107, that delayed the adoption of this standard to the beginning of the next fiscal year, instead of the next reporting period that began after June 15, 2005. The rule does not change the accounting required by Statement No. 123(R), but recognizes that preparers will need to use considerable judgment when valuing employee stock options under this statement. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Proforma disclosure is no longer an alternative upon adopting SFAS 123(R). SFAS 123(R) permits public companies to adopt its requirements using one of two methods:
•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
We implemented SFAS 123(R) in the first quarter of 2006. We used the modified prospective method and estimated the fair value of each option grant using the Black-Scholes-Merton option pricing model.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Artesian Resources Corporation
Newark, Delaware
We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. We have also audited the schedule listed in Item 15 of this Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artesian Resources Corporation and Subsidiaries at December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Artesian Resources Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2007 expressed an unqualified opinion thereon.
/s/BDO Seidman, LLP
Bethesda, Maryland
March 14, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Artesian Resources Corporation:
We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity, and cash flows of Artesian Resources Corporation and subsidiaries for the year ended December 31, 2004. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15 of this Form 10-K for the year ended December 31, 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the accompanying consolidated statements of operations, changes in stockholders’ equity, and cash flows, of Artesian Resources Corporation and subsidiaries, present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/S/KPMG LLP
Philadelphia, Pennsylvania
March 30, 2005

Item 9. — Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.
None.
Item 9A. — Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of Artesian Resources Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2006, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that Artesian Resources Corporation’s disclosure controls and procedures as of December 31, 2006 were (1) designed to ensure that material information relating to the Corporation and its subsidiaries is made known to the chief executive officer and the chief financial officer by others within those entities, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting
The Management of Artesian Resources Corporation is responsible for establishing and maintaining adequate internal control over its financial reporting. Artesian Resources Corporation’s internal control over financial reporting is a process designed under the supervision of the Corporation’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Artesian Resources Corporation’s Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework.” Based on this assessment, Management determined that at December 31, 2006, the Corporation’s internal control over financial reporting was effective. Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006 has been audited by BDO Seidman LLP, an independent registered public accounting firm, and BDO Seidman LLP has issued an attestation report, which is included herein, regarding Management’s assessment.
Change in Internal Control over Financial Reporting
No change in the Corporation’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Date: March 16, 2007

CHIEF EXECUTIVE OFFICER:	CHIEF FINANCIAL OFFICER:

/s/ DIAN C. TAYLOR Dian C. Taylor	/s/ DAVID B. SPACHT David B. Spacht

Item 9B. — Other Information.
None.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Artesian Resources Corporation
Newark, Delaware
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Artesian Resources Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Artesian Resources Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and director of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the polices or procedures may deteriorate.
In our opinion, management’s assessment that Artesian Resources Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Artesian Resources Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Artesian Resources Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006 and our report dated March 14, 2007 expressed an unqualified opinion thereon.
/s/BDO Seidman LLP
Bethesda, Maryland
March 14, 2007

PART III
Item 10. — Directors, Executive Officers and Corporate Governance.

Name	Age	Position

Dian C. Taylor	61	Director since 1991 — Chair of the Board since July 1993, and Chief Executive Officer and President of Artesian Resources Corporation and its subsidiaries since September 1992. Ms. Taylor has been employed by the Company since August 1991. She was formerly a consultant to the Small Business Development Center at the University of Delaware from February 1991 to August 1991 and Owner and President of Achievement Resources Inc. from 1977 to 1991. Achievement Resources, Inc. specialized in strategic planning, marketing, entrepreneurial and human resources development consulting. Ms. Taylor was a marketing director for SMI, Inc. from 1982 to 1985. Ms. Taylor is the sister of Norman H. Taylor, Jr. and the aunt of John R. Eisenbrey, Jr. and Nicholle R. Taylor. She serves on the Executive and Strategic Planning, Budget and Finance Committees.

Kenneth R. Biederman	63	Director since 1991 — Professor of Finance at the College of Business and Economics of the University of Delaware, Lerner College of Business and Economics since May 1996. Interim Dean of the College of Business and Economics of the University of Delaware from February 1999 to June 2000. Dean of the College of Business and Economics of the University of Delaware from 1990 to 1996. Currently a Director of the Mid -Atlantic Farm Credit Association. Director of Chase Manhattan Bank USA from 1993 to 1996. Formerly a financial and banking consultant from 1989 to 1990 and President of Gibraltar Bank from 1987 to 1989. Previously Chief Executive Officer and Chairman of the Board of West Chester Savings Bank; Economist and former Treasurer of the State of New Jersey and Staff Economist for the United States Senate Budget Committee. He serves on the Executive; Audit; Strategic Planning, Budget and Finance; Human Resources and Compensation Committees.

John R. Eisenbrey, Jr.	51	Director since 1993 — Owner and President of Bear Industries, Inc., a privately held contracting firm, for more than twenty-two years. Mr. Eisenbrey is also co-owner and President of Peninsula Masonry Inc. Mr. Eisenbrey is the nephew of Dian C. Taylor and Norman H. Taylor, Jr. and the cousin of Nicholle R. Taylor. He serves on the Audit; Human Resources Committee; Building and Compensation Committees.

Norman H. Taylor, Jr.	67	Director since 2001, Manager of Construction, Facilities, Communications and Transportation of Artesian Water Company, Inc. since July 1997. Mr. Taylor has been employed by Artesian Water Company, Inc. since 1965 and has held various operational and supervisory positions within the Company. Mr. Taylor is the brother of Dian C. Taylor, the uncle of John R. Eisenbrey, Jr. and the father of Nicholle R. Taylor. He serves on the Budget Committee.

William C. Wyer	60	Director since 1991 — Business Consultant with Wyer Group, Inc. since September 2005. Previously, Mr. Wyer served as Managing Director of Wilmington Renaissance Corporation (formerly Wilmington 2000) from January 1998 to August 2005. Wilmington Renaissance Corporation is a private organization seeking to revitalize the City of Wilmington, Delaware. Mr. Wyer has served as a Director and member of the Audit Committee of Nations Motor Bank, FSB since August 2001. President

		of All Nation Life Insurance and Senior Vice President of Blue Cross/Blue Shield of Delaware from September 1995 to January 1998. Managing Director of Wilmington 2000 from May 1993 to September 1995. Formerly President of Wyer Group, Inc. from 1991 to 1993 and Commerce Enterprise Group from 1989 to 1991, both of which are management-consulting firms specializing in operations reviews designed to increase productivity, cut overhead and increase competitiveness, and President of the Delaware State Chamber of Commerce from 1978 to 1989. He serves on the Executive; Audit; Strategic Planning, Budget and Finance; Human Resources and Compensation Committees.

Joseph A. DiNunzio	44	Senior Vice President and Corporate Secretary of Artesian Resources Corporation and its Subsidiaries since March 2000. Mr. DiNunzio served as Vice President and Secretary of Artesian Resources Corporation and its Subsidiaries since January 1995. Mr. DiNunzio has been employed by the Company since 1989 and has held various executive and management level positions within the Company. Prior to joining Artesian, Mr. DiNunzio was employed by PriceWaterhouseCoopers LLP from 1984 to 1989.

Bruce P. Kraeuter	57	Vice President of Engineering and Planning. Mr. Kraeuter has served as an officer since March 1995. He currently serves as an officer of Artesian Resources Corporation, Artesian Water Company, Inc., Artesian Wastewater Management, Inc., Artesian Utility Development, Inc. and Artesian Water Pennsylvania, Inc. Mr. Kraeuter has been employed by the Company since July 1989 and has held various executive and operational positions within the Company. Mr. Kraeuter served as Senior Engineer with the Water Resources Agency for New Castle County, Delaware from 1974 to 1989.

John J. Schreppler, II	50	Vice President, Assistant Secretary and General Counsel of Artesian Resources Corporation and its Subsidiaries since July 2000. Prior to joining the Company, he practiced law in Wilmington, Delaware as John J. Schreppler, II P.A. from February 1999, and before that as a partner in The Bayard Firm from 1988 to 1999.

David B. Spacht	47	Vice President, Chief Financial Officer and Treasurer of Artesian Resources Corporation and its Subsidiaries since January 1995. The Company has employed Mr. Spacht since 1980 and he has held various executive and management level positions within the Company.

Nicholle R. Taylor	39	Vice President. Ms. Taylor has served as an officer since May 2004. She currently serves as an officer of Artesian Resources Corporation and its Subsidiaries. Ms. Taylor has been employed by the Company since 1991 and has held various management level and operational positions within the Company. Ms. Taylor is the daughter of Norman H. Taylor, Jr., the niece of Dian C. Taylor and the cousin of John R. Eisenbrey, Jr.

John M. Thaeder	49	Vice President of Operations. Mr. Thaeder has served as an officer since February 1998. He currently serves as an officer of Artesian Resources Corporation, Artesian Water Company, Inc., Artesian Wastewater Management, Inc., Artesian Water Pennsylvania, Inc. and Artesian Utility Development, Inc. Prior to joining the Company, Mr. Thaeder was employed by Hydro Group, Inc. from 1996 to 1998 as Southeastern District Manager of Sales and Operations from Maryland to Florida. During 1995 and 1996, Mr. Thaeder was Hydro Group’s Sales Manager of the Northeast Division with sales responsibilities from

Maine to Florida. From 1988 to 1995, he served as District Manager of the Layne Well and Pump Division of Hydro Group.
Corporate Governance
The executive officers are elected or approved by our Board or our appropriate subsidiary to serve until his or her successor is appointed or shall have been qualified or until earlier death, resignation or removal.
In accordance with the provisions of the Company’s By-laws, the Board is divided into three classes. Members of each class serve for three years and one class is elected each year to serve a term until his or her successor shall have been elected and qualified or until earlier resignation or removal. Mr. Norman H. Taylor, Jr. and Mr. William C. Wyer have been nominated for election to the Board of Directors at the shareholders Annual Meeting to be held May 16. 2007.
Director Compensation
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
Director Compensation Table – 2006

	Fees Earned or	Option
	Paid in	Awards
	Cash	($)	Total
Name	($)	(1)	($)
Kenneth R. Biederman	43,150	16,412	59,562
John R. Eisenbrey, Jr.	46,650	16,412	63,062
Norman H. Taylor, Jr.	33,400	16,412	49,812
William C. Wyer	48,400	16,412	64,812

(1)	On May 12, 2006, each Director received an option grant of 6,750 shares of Class A Non-voting Common stock at an exercise price of that day’s fair market value (last reported sale price on that date), exercisable in one year from the date of grant and with a term of ten years. The dollar amount recognized for financial statement reporting purposes with respect to the fiscal year, computed in accordance with Statement of Financial Accounting Standard No. 123R, based upon the assumptions made in the valuation as described in Note 1 of the 2006 Financial Statements is reflected in the “Option Awards” column in the table above. The aggregate number of option awards outstanding at December 31, 2006 for each Directors is:

Option Shares Outstanding at
December 31, 2006
Kenneth R. Biederman	72,000
John R. Eisenbrey, Jr.	48,889
Norman H. Taylor, Jr.	45,000
William C. Wyer	69,500

Independence
In 2006, the Board of Directors determined that a majority of the Board of Directors met the independence requirements prescribed by the listing standards of the Nasdaq Global Market.
Audit Committee
The Audit Committee reviews the procedures and policies relating to the internal accounting procedures and controls of the Company, and provides general oversight with respect to the accounting principles employed in the Company’s financial reporting. As part of its activities, the Audit Committee meets with representatives of the Company’s management and independent accountants. The Audit Committee has considered the extent and scope of non-audit services provided to the Company by its outside accountants and has determined that such services are compatible with maintaining the independence of the outside accountants. The Audit Committee appoints and retains the Company’s independent accountants. The Audit Committee consists of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer. The Board of Directors has also determined that each member of the Audit Committee meets the independence requirements prescribed by the listing standards of the Nasdaq Global Market and the rules and regulations of the Securities and Exchange Commission. The Board of Directors has further determined that Mr. Biederman, a member of the Audit Committee, is an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC. During 2006, the Audit Committee met seven times.
Compensation Committee
The Compensation Committee reviews the compensation and benefits provided to key management employees, officers and directors and makes recommendations as appropriate to the Board. The Committee also determines whether and what amounts should be granted under the Equity Compensation Plan and may make recommendations for amendments to the Plan. The Compensation Committee has a charter delineating its purpose and functions. The Compensation Committee is comprised of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer, three independent directors. During 2006, the Compensation Committee met two times.
Consideration of Director Candidates
Given the size of the current Board and the ability for the independent directors to act within existing committees on director nominations, the Company has not deemed it appropriate or necessary to appoint a standing Nominating Committee. The Board, however, has adopted a resolution to document and formalize the Company’s nominating procedures. As part of the formalized nominating procedures, director nominees are recommended to the full Board by a majority of independent directors. Director candidates nominated by stockholders are considered in the same manner, provided the nominations are submitted on a timely basis and in accordance with the Company’s by-laws. Nominations for the election of directors for the 2007 Annual Stockholders’ Meeting were approved by the Compensation Committee, which consists entirely of independent directors.
Code of Ethics
The Company adopted a code of ethics applicable to its chief executive officer, chief financial officer, controller or principal accounting officer, and any person who performs a similar function, which is a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission. This code is publicly available on the Company’s website at www.artesianwater.com. If the Company makes any amendments to this code other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s chief executive officer, chief financial officer, controller or principal accounting officer, and any person who performs a similar function, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website. The information on the website listed above is not and should not be considered part of this Annual Report on Form 10-K and is intended to be an inactive textual reference only.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Under Section 16(a) of the Securities Exchange Act of 1934, as amended, directors, officers and certain beneficial owners of the Company’s equity securities are required to file reports of their transactions in the Company’s equity securities with the Securities and Exchange Commission on specified due dates. With respect to the fiscal year 2006, reports of transactions by all directors, officers and such beneficial holders were timely filed. In making this statement, the Company has relied on the written representations of its directors, officers and holders of more than ten percent (10%) of either class of our outstanding common stock ten percent (10%) stockholders and copies of the reports that they filed with the Securities and Exchange Commission.
Item 11. — Executive Compensation.
Compensation Discussion and Analysis
The objective of the Company’s compensation program is to provide competitive levels of total compensation to attract and retain qualified executive officers. The program rewards overall qualitative contributions and performance of each individual towards company goals and objectives for financial performance and shareholder returns; superior customer service; increases in utility franchised service territory and development of our wastewater and contract operation business lines; and employee professional development. In determining competitive levels of compensation, the Compensation Committee considers publicly available information regarding the compensation of executive officers of other U.S. investor-owned water utilities and information available from studies periodically performed by compensation consultants for the Company. The Compensation Committee also considers recommendations made by the Chief Executive Officer regarding compensation for other executive officers.
Compensation elements include a base cash level of compensation, possible cash bonus awards, and discretionary amounts of equity compensation as may be awarded by the Board of Directors under the 2005 Equity Compensation Plan. In recent years, most performance-based compensation were awarded in equity rather than in cash. The Equity Compensation Plan provides for the grants of stock options, stock units, stock awards, dividend equivalents and other stock-based awards to encourage recipients of such grants to contribute materially to the growth of the Company, for the benefit of the Company’s shareholders, and to align the economic interests of the recipients with those of shareholders.
Compensation paid to each executive officer, including a stock bonus, was based on the Compensation Committee’s review and consideration of aggregate levels of compensation paid to executives of comparable companies and the individual qualitative contributions and performance of each executive officer. The stock bonus portion of the compensation awarded in 2006 also served beneficially to further align the interests of the executive officers with that of shareholders. Ms. Taylor was awarded 2,250 shares and Messrs. Spacht, DiNunzio, Kraeuter and Thaeder were awarded 1,125 shares each, with such amounts as adjusted for the three for two stock split on June 30, 2006. Each executive officer also received cash to reimburse for payment of taxes resulting from the stock bonus. No grants of stock options were made to any other executive officer in 2006, except that Ms. Taylor, in her capacity as a Director, received a stock grant as described below.
Generally, each May, the Compensation Committee of the Board of Directors considers the grant of stock options for Directors, including Ms. Taylor. Consistent with the grant made to all Directors, on May 12, 2006 Ms. Taylor received a grant of 6,750 shares of Class A Non-voting Common stock, as adjusted for the June 30, 2006 three for two stock split, at an exercise price of that day’s fair market value (last reported sale price on that date), exercisable in one year from the date of grant and with a term of ten years from the date of grant. The Company recorded $16,412 in compensation expense in 2006 associated with this stock option grant out of a total of $25,709 in compensation expense to be recorded during the one year vesting period of the grant.
Ms. Taylor also receives compensation for her service as a Director, which compensation is equivalent to that provided to all other Directors for retainers and Board meeting fees. See “Director Compensation.”
There are no severance or other post-termination agreements with the executive officers of the Company. The executive officers do not receive any post-retirement benefits other than those generally available to all employees through participation in the Company’s 401(k) retirement plan, the Postretirement Benefit Plan and the

Supplemental Pension Plan The Company does not provide any defined benefit pension plan benefits, any supplemental executive retirement plan benefits, or any non-qualified deferred compensation. There are no contracts, agreements, plans or arrangements that provide for a payment to any executive officer at or following the termination of employment of the executive officer for any reason, including change in control of the Company.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10 — K.
William C. Wyer, Chairman
Kenneth R. Biederman
John R. Eisenbrey, Jr.

Summary Compensation Table for 2006:

				Stock		All Other
Name and Principal			Bonus	Awards	Option Awards	Compensa-tion
Position	Year	Salary ($)	($)	($)(1)	($)(2)	($)(1),(3)(4),(5)	Total ($)

Dian C. Taylor, Chair,	2006	320,369	1,330	47,400	16,412(2)	118,127	503,638
CEO & President

David B. Spacht, Vice	2006	178,308	4,150	23,700	N/A	41,310	247,468
President, Chief Financial Officer & Treasurer

Joseph A. DiNunzio,	2006	231,631	700	23,700	N/A	41,541	297,571
Sr. Vice President & Secretary

Bruce P. Kraeuter, Vice	2006	185,385	1,330	23,700	N/A	38,842	249,257
President of Engineering & Planning

John M. Thaeder, Vice	2006	192,308	700	23,700	N/A	33,970	250,678
President of Operations

(1)	On April 26, 2006, the Compensation Committee awarded stock bonuses to executive officers under the 2005 Equity Compensation Plan as reflected in the “Bonus” column above, along with a cash payment to reimburse for the payment of taxes resulting from the stock bonus, which cash payment is included in the “All Other Compensation” column above. The shares awarded were valued at the closing share price on the date of award. The number of Class A Non-voting Common stock shares, as adjusted for a three for two stock split on June 30, 2006, and cash awarded were:

	Shares	Reimbursement
		for Tax
Dian C. Taylor	2,250	$33,065
David B. Spacht	1,125	$18,457
Joseph A. DiNunzio	1,125	$17,238
Bruce P. Kraeuter	1,125	$18,418
John M. Thaeder	1,125	$18,377

(2)	On May 12, 2006, Ms. Dian C. Taylor received an option grant of 6,750 shares of Class A Non-voting Common stock at an exercise price of that day’s fair market value (last reported sale price on that date), exercisable in one year from the date of grant and with a term of ten years. The dollar amount recognized for financial statement reporting purposes with respect to the fiscal year, computed in accordance with Statement of Financial Accounting Standard No. 123, based upon the assumptions made in the valuation as described in Note 1 of the 2006 Financial Statements is reflected in the “Stock Options” column in the table above.

(3)	In addition to the cash payment to reimburse for the payment of taxes resulting from stock bonuses granted to executive officers as noted above, the “All Other Compensation” column in the table above includes:

Under the defined contribution 401(k) Plan, the Company contributes two percent of an eligible employee’s gross earnings. The Company also matches fifty percent of the first six percent of the employee’s gross earnings that the employee contributes to the 401(k) Plan. In addition, all employees hired before April 26, 1994 and under the age of sixty at that date are eligible for additional contributions to the 401(k) Plan.

Employees over the age of sixty at that date receive Company paid medical, dental and life insurance benefits upon retirement. The Company will not provide such benefits to any other current or future employees. Company contributions to the 401(k) Plan under terms available to all other employees based upon their years of service and plan eligibility were made in the amounts of:

Dian C. Taylor	$29,054
David B. Spacht	$19,613
Joseph A. DiNunzio	$21,586
Bruce P. Kraeuter	$18,538
John M. Thaeder	$9,615

(4)	Executive officers are reimbursed for eligible medical expenses not otherwise covered by the Company’s medical insurance plan under the Officer’s Medical Reimbursement Plan. Amounts reimbursed are included in the “All Other Compensation” column in the table above. Ms. Taylor received reimbursements of $15,821.

(5)	Also included in the “All Other Compensation” column in the table above are amounts received by Ms. Taylor as compensation for attendance at meetings of the Board and its committees totaling $28,150, security provided at her personal residence totaling $10,728 and personal use of a company-owned vehicle.

Messrs. Kraueter and Thaeder are also provided with the personal use of a company-owned vehicle.

Grants of Plan-Based Awards Table — 2006

		All Other	All Other Option	Exercise
		Stock Awards:	Awards:	or Base	Grant
		Number of	Number of	Price of	Date Fair
		Shares of	Securities	Option	Value of Stock &
		Stock or Units	Underlying	Awards	Option Awards
Name	Grant Date	(#)	Options (#)	($/share)	($)

Dian C. Taylor	April 26, 2006	2,250	N/A		47,400
	May 12, 2006	N/A	6,750	21.113	25,710
David B. Spacht	April 26, 2006	1,125	N/A		23,700
Joseph A. DiNunzio	April 26, 2006	1,125	N/A		23,700
Bruce P. Kraeuter	April 26, 2006	1,125	N/A		23,700
John M. Thaeder	April 26, 2006	1,125	N/A		23,700
On April 26, 2006, the Compensation Committee awarded stock bonuses to executive officers under the 2005 Equity Compensation Plan as noted in the table above. In addition, Ms. Taylor was granted an option award on May 12, 2006 as noted in the table above. The Class A Non-voting Common stock shares available under the grant become exercisable one year after the date of grant, are for a term of ten years from the date of grant, and automatically terminate upon the first occurrence of:
(i)	The expiration of the 90-day period after Ms. Taylor ceases to provide service to the Company, if the termination of service is for any reason other than Disability, death or Cause (as defined in the award);

(ii)	The expiration of the one-year period after Ms. Taylor ceases to provide service to the Company on account of her Disability;

(iii)	The expiration of the one-year period after Ms. Taylor ceases to provide service to the Company, if she dies while providing service to the Company or within 90 days after the she ceases to provide such services on account of a termination described in (i) above; or

(iv)	The date on which Ms. Taylor ceases to provide service to the Company for Cause. In addition, notwithstanding the prior provisions, if Ms. Taylor engages in conduct that constitutes Cause after her employment or service terminates, the Option shall immediately terminate.

Outstanding Equity Awards at Fiscal Year-End Table — 2006

		Option Awards
		Number of Securities
	Number ofSecurities	Underlying	Option	Option
	Underlying Unexercised	Unexercised Options	Exercise	Expiration
Name	Options(#) Exercisable	(#) Unexercisable	Price($)	Date
Dian C. Taylor	6,750	0	6.900	5/28/2007
	6,750	0	7.613	5/27/2008
	6,750	0	8.500	5/18/2009
	6,750	0	9.275	5/31/2010
	6,750	0	9.760	5/30/2011
	6,750	0	12.400	6/5/2012
	6,750	0	13.300	5/21/2013
	6,750	0	16.134	5/26/2014
	11,250	0	19.700	12/20/2015
	0	6,750 (1)	21.113	5/12/2016

David B. Spacht	1,741	0	7.613	5/27/2008
	5,425	0	9.333	5/18/2009
	6,750	0	10.278	5/31/2010
	6,750	0	10.845	5/30/2011
	6,750	0	12.400	6/5/2012
	6,750	0	14.849	5/21/2013
	6,750	0	16.134	5/26/2014
	11,250	0	19.700	12/20/2015

Joseph A. DiNunzio	6,750	0	7.613	5/27/2008
	5,625	0	9.333	5/18/2009
	6,750	0	10.278	5/31/2010
	11,250	0	10.845	5/30/2011
	6,750	0	12.400	6/5/2012
	6,750	0	14.849	5/21/2013
	6,750	0	16.134	5/26/2014
	11,250	0	19.700	12/20/2015

Bruce P. Kraeuter	6,750	0	7.613	5/27/2008
	3,750	0	9.333	5/18/2009
	6,750	0	10.278	5/31/2010
	6,750	0	10.845	5/30/2011
	6,750	0	12.400	6/5/2012
	6,750	0	14.849	5/21/2013
	6,750	0	16.134	5/26/2014
	11,250	0	19.700	12/20/2015

John M. Thaeder	4,500	0	7.613	5/27/2008
	2,669	0	9.333	5/18/2009
	6,750	0	10.278	5/31/2010
	6,750	0	10.845	5/30/2011
	6,750	0	12.400	6/5/2012
	6,750	0	14.849	5/21/2013
	6,750	0	16.134	5/26/2014
	11,250	0	19.700	12/20/2015

(1)	The option grant for 6,750 will vest on May 12, 2007.

Option Exercises and Stock Vested Table — 2006

	Option Awards		Stock Awards
	Number of	Value	Number of	Value
	Shares Acquired	Realized on	Shares Acquired	Realized on
Name	on Exercise (#)	Exercise ($)	on Vesting (#)	Vesting ($)
Dian C. Taylor	0	0	2,250	47,400

David B. Spacht	3,152	47,623	1,125	23,700

Joseph A. DiNunzio	0	0	1,125	23,700

Bruce P. Kraeuter	150	1,560	1,125	23,700

John M. Thaeder	576	6,090	1,125	23,700
Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth the beneficial ownership of the equity securities of the Company, as of February 21, 2007, for each director, each executive officer named in the Summary Compensation Table, each beneficial owner of more than five percent (5%) of the outstanding shares of any class of the Company’s voting securities and all directors and executive officers as a group, based in each case on information furnished to the Company. Addresses are provided for each beneficial owner of more than five percent (5%) of the Company’s voting securities.

	Class A Non-Voting		Class B Common
	Common Stock(1)		Stock(1)
	Shares	Percent(2)	Shares	Percent(2)
Dian C. Taylor (3)	139,537	2.6	157,722	17.9
664 Churchmans Road Newark, Delaware 19702

Kenneth R. Biederman (3)(4)	76,125	1.4

John R. Eisenbrey, Jr. (3)(5)(6)	87,890	1.7	45,707	5.2
15 Albe Drive Newark, Delaware 19702

Norman H. Taylor, Jr. (3) (7)	76,658	1.5	274,472	31.1
1597 Porter Road Bear, Delaware 19701

William C. Wyer(3)	72,250	1.4

Joseph A. DiNunzio (3) (8)	75,693	1.4	103

	Class A Non-Voting		Class B Common
	Common Stock(1)		Stock(1)
	Shares	Percent(2)	Shares	Percent(2)
Bruce P. Kraeuter (3)	77,972	1.5

David B. Spacht (3)	59,271	1.1	189

John M. Thaeder (3)	63,411	1.2	1,350

Louisa Taylor Welcher (9)	52,442	1.0	136,006	15.4
219 Laurel Avenue Newark, DE 19711

Directors and Executive	799,078	13.9	485,934	55.1
Officers as a Group (11 Individuals)(3)

(1)	The nature of ownership consists of sole voting and investment power unless otherwise indicated. The amount also includes all shares issuable to such person or group upon the exercise of options held by such person or group to the extent such options are exercisable within 60 days after February 21, 2007.

(2)	The percentage of the total number of shares of the class outstanding is shown where that percentage is one percent or greater. Percentages for each person are based on the aggregate number of shares of the applicable class outstanding as of February 21, 2007, and all shares issuable to such person upon the exercise of options held by such person, to the extent such options are exercisable within 60 days of that date.

(3)	Includes options to purchase shares of the Company’s Class A Stock, as follows: Ms. Taylor (62,250 shares); Mr. Biederman (62,250 shares); Mr. Eisenbrey (42,139 shares); Mr. Taylor (38,250 shares); Mr. Wyer (58,750 shares); Mr. DiNunzio (61,875 shares); Mr. Kraeuter (55,500 shares); Mr. Spacht (52,165 shares); and Mr. Thaeder (42,457 shares).

(4)	13,875 shares were pledged as collateral for Mr. Biederman’s margin account.

(5)	39,611 shares were pledged by Mr. Eisenbrey, Jr. as collateral for a loan.

(6)	Includes 780 shares of the Class B Stock owned by a trust, of which Mr. Eisenbrey, Jr. is a trustee and has a beneficial ownership interest, and 1,555 shares of the Class B Stock held in custodial accounts for Mr. Eisenbrey, Jr.’s daughters.

(7)	Includes 1,615 shares of the Class B Stock and 452 shares of the Class A Stock owned by Mr. Taylor’s wife for which Mr. Taylor disclaims beneficial ownership.

(8)	Includes 30 shares of the Class A Stock held in custodial accounts for Mr. DiNunzio’s sons.

(9)	Includes 144 shares of the Class B Stock held jointly by Ms. Welcher’s husband and son, and 359 shares of the Class A Stock held by Ms. Welcher’s husband for which Ms. Welcher disclaims beneficial ownership.

Item 13. — Certain Relationships and Related Transactions, and Director Independence.
We have three directors who are considered independent under the NASDAQ listing standards: Kenneth R. Biederman, William C. Wyer, and John R. Eisenbrey, Jr.
Item 14. — Principal Accountant Fees and Services.
Fees Billed by Independent Registered Public Accounting Firm
The Company filed a Form 8-K in the third quarter of 2005 pursuant to the resignation of KPMG LLP and engagement of BDO Seidman LLP, or “BDO”.
The following table sets forth the aggregate fees billed to the Company for the fiscal years 2006 and 2005 by the independent registered public accounting firm, KPMG LLP:

(In thousands)	2006	2005
Audit Fees	$—	$298
Audit-Related Fees	17	46
Tax Fees	—	30
All Other Fees	—	—

Total Fees	$17	$374

The following table sets forth the aggregate fees billed to the Company for the fiscal year 2006 and 2005 by the independent registered public accounting firm, BDO Seidman LLP:

(In thousands)	2006	2005
Audit Fees	$370	$55
Audit-Related Fees	—	30
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$370	$85

Audit fees billed by BDO for 2006 include approximately $135,000 in fees related to internal control audit services provided to the Company. Approximately 60% of the total hours spent on audit and audit-related services for the Company for the year ended December 31, 2006 was spent by McBride, Shopa and Company, one of the members of the BDO Alliance network of firms. Such members are not full time, permanent employees of BDO. McBride, Shopa and Company was, however, directly engaged to perform the Company’s 401(k) Plan audit for the fiscal years ended 2006 and 2005. The fees billed to the Company for the 401(k) Plan’s audit was $14,000 and $15,000 for 2006 and 2005 respectively.
Audit Fees: consist primarily of fees for year-end audit including audit of the Company’s internal control over financial reporting and the review of the financial statements included in the registrant’s Form 10-Qs.
Audit-Related Fees: consist primarily of fees billed for assurance, compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and related services that are reasonably related to the performance of the audit or review of the registrant’s financial statements.
Tax Fees: consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, return preparation and tax audits.

All Other Fees: consist of fees for services other than described above. The independent registered public accounting firm did not provide any other services to the Company in 2006 and 2005.
Pursuant to policy, the Audit Committee pre-approves audit and tax services for the year as well as non-audit services to be provided by the independent registered public accounting firm. Any changes in the amounts quoted are also subject to pre-approval by the committee. All of the tax fees paid in 2006 and 2005 were pre-approved by the committee.
The Audit Committee of the Company’s Board of Directors has considered whether BDO’s provision of the services described above for the fiscal year ended December 31, 2006, is compatible with maintaining its independence. In addition, the Audit Committee also considered services performed by McBride, Shopa and Company to determine its compatibility with maintaining independence.

Item 15. — Exhibits, Financial Statements Schedules.

Page(s)*
The following documents are filed as part of this report:
(1) Financial Statements:
Reports of Independent Registered Public Accountants	52 - 53
Consolidated Balance Sheets at December 31, 2006 and 2005	28
Consolidated Statements of Operations for the three years ended December 31, 2006	29
Consolidated Statements of Cash Flows for the three years ended December 31, 2006	30
Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2006	31 - 32
Notes to Consolidated Financial Statements	33 - 51
(2) Financial Statement Schedule:
Schedule II: Valuation and Qualifying Accounts	79
(3) Exhibits: see the exhibit list below	72 - 73

*	Page number shown refers to page number in this Report on Form 10-K

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2006

EXHIBIT LIST
Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company effective April 28, 2004 incorporated by reference to Exhibit 3.1 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2004.

3.2	By-laws of the Company effective March 26, 2004 incorporated by reference to Exhibit 3.3 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2004.

4.1	Eighteenth Supplemental Indenture dated as of August 1, 2005, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.2	Seventeenth supplemental Indenture dated as of December 1, 2003 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.1 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.3	Sixteenth supplemental Indenture dated as of January 31, 2003 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.2 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.4	Fifteenth supplemental Indenture dated as of December 1, 2000 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.1 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2002.

4.5	Thirteenth and Fourteenth Indentures dated as of June 17, 1997 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4 filed with the Company’s Form 10-Q for the quarterly period ended June 30, 1997.

4.6	Twelfth Supplemental Indenture dated as of December 5, 1995 between Artesian Water Company, Inc. subsidiary of the Company and Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4(a) filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

4.7	Eleventh Supplemental Indenture dated as of February 16, 1993 between Artesian Water Company, Inc., subsidiary of the Company and Principal Mutual Life Insurance Company. Incorporated by reference to Exhibit 4(a) filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

4.8	Tenth Supplemental Indenture dated as of April 1, 1989 between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4 (a) filed with the Company’s Registration Statement on Form 10 filed April 30, 1990 and as amended by Form 8-K filed on June 19, 1990.

10.1	Agreement of Sale between Artesian Development Corporation and The Commonwealth Group, dated as of August 5, 2005. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

Exhibit
Number	Description

10.2	Artesian Resources Corporation 2005 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. **

10.3	Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2003.**

10.4	Artesian Resources Corporation Cash and Stock Bonus Compensation Plan for Officers incorporated by reference to Exhibit 10(d) filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.**

10.5	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.**

10.6	Officer’s Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.**

21	Subsidiaries of the Company as of December 31, 2006.

23.1	Consent of BDO Seidman LLP

23.2	Consent of KPMG LLP

24.1	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Compensation plan or arrangement required to be filed or incorporated as an exhibit.

SIGNATURES
ARTESIAN RESOURCES CORPORATION
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2007	By: /s/ DAVID B. SPACHT David B. Spacht, Vice President, Chief
Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:
/s/ DIAN C. TAYLOR
Dian C. Taylor	President and Chief Executive Officer	March 16, 2007

Principal Financial and Accounting Officer:
/s/ DAVID B. SPACHT
David B. Spacht	Vice President, Chief Financial Officer	March 16, 2007
and Treasurer

Directors:
/s/ DIAN C. TAYLOR
Dian C. Taylor	Director	March 16, 2007

/s/ NORMAN H. TAYLOR, JR.
Norman H. Taylor, Jr.	Director	March 16, 2007

/s/ KENNETH R. BIEDERMAN
Kenneth R. Biederman	Director	March 16, 2007

/s/ WILLIAM C. WYER
William C. Wyer	Director	March 16, 2007

/s/ JOHN R. EISENBREY, JR.
John R. Eisenbrey, Jr.	Director	March 16, 2007

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2006
INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company effective April 28, 2004 incorporated by reference to Exhibit 3.1 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2004.

3.2	By-laws of the Company effective March 26, 2004 incorporated by reference to Exhibit 3.3 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2004.

4.1	Eighteenth Supplemental Indenture dated as of August 1, 2005, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.2	Seventeenth supplemental Indenture dated as of December 1, 2003 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.1 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.3	Sixteenth supplemental Indenture dated as of January 31, 2003 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.2 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.4	Fifteenth supplemental Indenture dated as of December 1, 2000 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.1 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2002.

4.5	Thirteenth and Fourteenth Indentures dated as of June 17, 1997 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4 filed with the Company’s Form 10-Q for the quarterly period ended June 30, 1997.

4.6	Twelfth Supplemental Indenture dated as of December 5, 1995 between Artesian Water Company, Inc. subsidiary of the Company and Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4(a) filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

4.7	Eleventh Supplemental Indenture dated as of February 16, 1993 between Artesian Water Company, Inc., subsidiary of the Company and Principal Mutual Life Insurance Company. Incorporated by reference to Exhibit 4(a) filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

4.8	Tenth Supplemental Indenture dated as of April 1, 1989 between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4 (a) filed with the Company’s Registration Statement on Form 10 filed April 30, 1990 and as amended by Form 8-K filed on June 19, 1990.

10.1	Agreement of Sale between Artesian Development Corporation and The Commonwealth Group, dated as of August 5, 2005. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.2	Artesian Resources Corporation 2005 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. **

Exhibit
Number	Description

10.3	Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2003.**

10.4	Artesian Resources Corporation Cash and Stock Bonus Compensation Plan for Officers incorporated by reference to Exhibit 10(d) filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.**

10.5	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.**

10.6	Officer’s Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.**

21	Subsidiaries of the Company as of December 31, 2006.

23.1	Consent of BDO Seidman LLP

23.2	Consent of KPMG LLP

24.1	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Compensation plan or arrangement required to be filed or incorporated as an exhibit.