Form 10-Q
period 2007-03-31
ARTESIAN RESOURCES CORP
filed 2007-05-08
CIK 863110

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-18516
ARTESIAN RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	51-0002090

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

664 Churchmans Road, Newark, Delaware	19702

(Address of principal executive offices)	(Zip Code)
(302) 453 — 6900
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
☐ Yes       ☑ No
As of April 30, 2007, 5,245,396 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ARTESIAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands)

	Unaudited
	March 31, 2007	December 31, 2006
ASSETS
Utility plant, at original cost less accumulated depreciation	$256,789	$253,182

Current assets
Cash and cash equivalents	2,571	1,414
Accounts receivable, net	3,781	3,416
Unbilled operating revenues	2,449	2,655
Materials and supplies-at cost on FIFO basis	1,022	1,054
Prepaid property taxes	476	924
Prepaid expenses and other	569	782

Total current assets	10,868	10,245

Other assets
Non-utility property (less accumulated depreciation 2007-$123; 2006-$146)	301	307
Other deferred assets	3,991	3,745

Total other assets	4,292	4,052

Regulatory assets, net	1,851	1,881

	$273,800	$269,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity
Common stock	$6,120	$6,086
Additional paid-in capital	45,322	45,052
Retained earnings	10,841	10,662

Total stockholders’ equity	62,283	61,800
Long-term debt, net of current portion	91,958	92,073

	154,241	153,873

Current liabilities
Lines of Credit	9,151	7,906
Current portion of long-term debt	312	310
Accounts payable	2,092	2,790
Accrued expenses	2,776	3,287
Overdraft payable	3,584	1,990
Income taxes payable	3	—
Deferred income taxes	77	284
Interest accrued	516	360
Customer deposits	471	472
Other	2,047	1,723

Total current liabilities	21,029	19,122

Deferred credits and other liabilities
Net advances for construction	24,708	24,991
Postretirement benefit obligation	912	927
Deferred investment tax credits	758	765
Deferred income taxes	22,601	21,505

Total deferred credits and other liabilities	48,979	48,188
Commitments and contingencies
Net contributions in aid of construction	49,551	48,177

	$273,800	$269,360

See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF INCOME
Unaudited
(In thousands, except per share amounts)

	For the Quarter
	Ended March 31
	2007	2006
OPERATING REVENUES
Water sales	$10,707		$10,015
Other utility operating revenue	432		225
Non-utility revenue	465		249

	11,604		10,489

OPERATING EXPENSES
Utility operating expenses	6,485		5,802
Non-utility operating expenses	210		182
Depreciation and amortization	1,212		1,165
State and federal income taxes	741		653
Property and other taxes	688		634

	9,336		8,436

OPERATING INCOME	2,268		2,053
OTHER INCOME, NET
Allowance for funds used during construction	60		35
Other income, net	463		411

INCOME BEFORE INTEREST CHARGES	2,791		2,499

INTEREST CHARGES	1,635		1,503

NET INCOME	$1,156		$996

INCOME PER COMMON SHARE:
Basic	$0.19	$	* 0.17

Diluted	$0.18	$	* 0.16

CASH DIVIDEND PER COMMON SHARE	$0.16	$	* 0.15

AVERAGE COMMON SHARES OUTSTANDING
Basic	6,111		* 6,027

Diluted	6,273		* 6,217

See notes to the consolidated financial statements.

*	Restated for the stock split effective May 30, 2006.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Unaudited
(In thousands)

	For the Quarter
	Ended March 31,
	2007	2006
Balance, beginning of period	$10,662	$10,330
Net income	1,156	996

	11,818	11,326
Less: Dividends	977	898

Balance, end of period	$10,841	$10,428

See notes to the consolidated financial statements.
ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited
(In thousands)

	For the Quarter
	Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$1,156	$996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,212	1,165
Deferred income taxes, net	882	650
Stock Compensation	32	—
Allowance for funds used during construction	(60)	(35)
Changes in assets and liabilities:
Accounts receivable, net	(365)	266
Income tax payable	3	(111)
Unbilled operating revenues	206	275
Materials and supplies	32	46
Prepaid property taxes	448	411
Prepaid expenses and other	213	(23)
Other deferred assets	(273)	(218)
Regulatory assets	30	181
Postretirement benefit obligation	(15)	(19)
Accounts payable	(698)	(1,011)
Accrued expenses	(511)	435
Interest accrued	156	142
Customer deposits and other, net	323	344

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,771	3,494

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of AFUDC	(5,045)	(6,154)
Investment in Aquastructure	—	37
Proceeds from sale of assets	6	1

NET CASH USED IN INVESTING ACTIVITIES	(5,039)	(6,116)

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
Unaudited
(In thousands)

	For the Quarter
	Ended March 31,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit agreements	1,245	(265)
Overdraft payable	1,594	768
Net advances and contributions in aid of construction	1,378	2,792
Principal repayments of long-term debt	(113)	(108)
Net proceeds from issuance of common stock	272	163
Dividends	(977)	(898)
Deferred debt issuance costs	26	25

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,425	2,477

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS EQUIVALENTS	1,157	(145)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,414	1,359

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,571	$1,214

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,438	$1,319

Income taxes paid	$—	$114

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — GENERAL
Artesian Resources Corporation, or Artesian Resources, operates as a holding company, whose income is derived from the earnings of our five wholly owned subsidiaries and our one-third interest in AquaStructure Delaware, L.L.C., a limited liability corporation whose primary activity is marketing wastewater services. The terms “we”, “our”, “Artesian” and the “Company” as used herein refer to Artesian Resources and its subsidiaries.
Artesian Water Company, Inc., or Artesian Water, our principal subsidiary, is the oldest and largest public water utility in the State of Delaware and has been providing water service within the state since 1905. Artesian Water distributes and sells water to residential, commercial, industrial, governmental, municipal and utility customers throughout Delaware. In addition, Artesian Water provides services to other water utilities, including operations and billing functions, and has contract operation agreements with 19 private and municipal water providers.
Our other water utility subsidiary, Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, began operations in 2002, and is providing water service to a residential community, consisting of 39 customers, in Chester County, Pennsylvania. In 2005, the Pennsylvania Public Utilities Commission approved our application to increase our service area to encompass four specific developments that are expected to add 350 customers over 10 years.
Another subsidiary of ours, Artesian Wastewater Management, Inc., or Artesian Wastewater, is a regulated entity that owns wastewater infrastructure and provides wastewater services in Delaware. Artesian Wastewater is currently providing service to five communities in Delaware.
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
On February 1, 2007, Artesian Resources entered an agreement on the terms of purchase of Carpenters Point Water Company (Carpenters Point). On April 26, 2007, the agreement was amended to extend the closing date to June 15, 2007, to complete due diligence by Artesian. Carpenters Point currently serves a 130 home community in Cecil County, Maryland near the Interstate 95 growth corridor between Philadelphia and Baltimore. The proposed acquisition is expected to provide sufficient groundwater supply and elevated water storage to serve additional customers in the undeveloped portions of the Carpenters Point franchise and surrounding area. The purchase is subject to a number of conditions, including the completion of Artesian Resources’ due diligence, execution of definitive agreements and approvals by appropriate state regulatory agencies, including the Maryland Public Service Commission and the Maryland Department of the Environment. If the conditions are satisfied, we expect the acquisition will be completed in 2007.
On May 1, 2007, Artesian Utility acquired all rights, titles and interest in operations contracts of TMH Environmental Services, Inc. (“TMH”). TMH, incorporated in Pennsylvania, provided contract water and wastewater operation services to 23 private, municipal and governmental institutions in the southeastern part of Pennsylvania (the “Contract Parties”). Artesian Utility expects the acquisition of these contracts to be immediately accretive to earnings.
Stock Compensation Plans
We maintain an equity compensation plan that provides for grants of stock options and restricted stock awards and other forms of stock compensation to our directors, officers and key employees. Prior to May 25, 2005, we maintained three stock compensation plans. No further equity compensation can be issued under those plans. On May 25, 2005, the Company’s stockholders approved a new Equity Compensation Plan, or the Plan, which authorized up to 750,000 shares of Class A Non-Voting Common Stock for issuance. Term and vesting schedules for options granted under the Plan may vary and are set at the time of grant by the Compensation Committee of the Board of Directors. Approximately $32,000 in compensation expense was recorded during the three months ended March 31, 2007 for stock options issued in May 2006 under the Equity Compensation Plan. For the three months ended March 31, 2006 expense of approximately $22,000 was recorded for stock bonus grants and related tax.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations (“SFAS No. 123R”) using the modified-prospective transition method. Under this method, compensation cost recognized in the first quarter of 2006 included (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. We have used the modified prospective method and estimated the fair value of each option grant using the Black-Scholes option pricing model. For the three month period ending March 31, 2007 an expense of $32,000 has been realized for options granted in May 2006. Also, for the three-month period ending March 31, 2006, $22,000 in expense was recorded for stock awards and related tax. The stock awards were fully vested on the date of grant and were valued at the fair market value on the date of the grant. The options were granted at market value with a 10 year option term and will vest in a one year period from the date of grant, May 12, 2006. The fair value of the options that were granted in 2006 were estimated using a Black-Scholes-Merton option-pricing formula, applying the following assumptions:

Expected Dividend Yield	2.930%
Expected Stock Price Volatility	0.238
Weighted Average Risk-Free Interest Rate	5.030%
Weighted Average Expected Life of Options	3.260
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
The following summary reflects changes in the shares of Class A Non Voting Common Stock under option:

		Weighted	Weighted
		Average	Average	Aggregate
	Option	Exercise	Remaining	Intrinsic Value
	Shares	Price	Life (Yrs.)	(in thousands)
Plan options
Outstanding at January 1, 2007	595,699	$13.832
Granted	0	N/A
Exercised	(23,062)	$7.696
Canceled	0	N/A

Outstanding at March 31, 2007	572,637	$14.079	5.72	$3,751

Options exercisable at March 31, 2007	538,887	$13.639	5.51	$3,751

The total intrinsic value of options exercised during 2007 was approximately $266,000.

The following summary reflects changes in the nonvested shares of Class A Stock under option:

Weighted Average
Grant -Date
	Option	Fair Value
	Shares	Per Option
Nonvested Shares
Nonvested at January 1, 2007	33,750	$ 3.809
Granted	—	N/A
Vested	—	N/A
Canceled	—	N/A

Nonvested at March 31, 2007	33,750	$ 3.809

As of March 31, 2007, there was $15,000 of total unrecognized expense related to nonvested option shares granted under the Plan. That cost will be recognized over the remaining vesting period of the unvested options.
NOTE 2 — BASIS OF PRESENTATION
The unaudited Consolidated Financial Statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company’s annual report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company’s annual report on Form 10-K for fiscal year 2006.
In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements reflect all normal recurring adjustments necessary to present fairly the Company’s balance sheet position as of March 31, 2007 and the results of operations for the three month periods ended March 31, 2007 and 2006 and cash flows for the three month periods ended March 31, 2007 and 2006.
The results of operations for the interim period presented are not necessarily indicative of the results for the full year or for future periods.
NOTE 3 — REGULATORY ASSETS
Certain expenses are recoverable through rates charged to our customers, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the Delaware Public Service Commission, or PSC. Expenses related to applications to increase rates are amortized on a straight-line basis over a period of two years. The postretirement benefit obligation, which is being amortized over 20 years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments. The deferred income taxes will be amortized over future years with the reversal of tax effects of temporary differences that previously flowed through to the customers. Regulatory assets net of amortization, are comprised of the following:

	Unaudited
	March 31, 2007	December 31, 2006
	(in thousands)
Postretirement benefit obligation	$1,012	$1,027
Deferred income taxes recoverable in future rates	578	582
Expense of rate proceedings	249	257
Compensation study	12	15

	$1,851	$1,881

Expenses related to the Net Periodic Pension Cost for the postretirement benefit obligation are as follows:

	2007	2006
For the Three Months Ended March 31,	(in thousands)
Net Periodic Pension Cost
Interest Cost	$12	$13
Amortization of Net Gain	(5)	(7)
Amortization of Transition Obligation/Asset	2	2

Total Net Periodic Benefit Cost	$9	$8

Contributions
Artesian Water contributed $23,000 to its postretirement benefit plan in the first three months of 2007 and expects to contribute another $70,000 for the remainder of the year. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company’s eligible retired employees.
NOTE 4 — NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE
Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options. The following table summarizes the shares used in computing basic and diluted net income per share, which reflect the stock split effective May 30, 2006:

	For the Quarter
	Ended March 31,
	2007	2006
	(in thousands)
Average common shares outstanding during the period for Basic computation	6,111	6,027
Dilutive effect of employee stock options	162	190

Average common shares outstanding during the period for Diluted computation	6,273	6,217

Equity per common share was $10.18 and $9.63 at March 31, 2007 and 2006, respectively. These amounts were computed by dividing common stockholders’ equity by the number of shares of common stock outstanding on March 31, 2007 and 2006, respectively. These calculations reflect the stock split effective May 30, 2006.
NOTE 5 — IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financials statements in accordance with FASB Statement No. 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation allows an enterprise to recognize economic benefits resulting from positions taken in income tax returns, as long as a more likely than not approach is taken. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted this statement effective January 1, 2007 and after analyzing Artesian’s various tax positions determined that no further entry, recognition or derecognition were required. The company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.
In February 2007, the Financial Accounting Standards Board, FASB, issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB No.115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt this statement effective January 1, 2008 and does not expect it to have a material effect on the financial statements.
NOTE 6 — RATE PROCEEDINGS
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
Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC. This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility’s overall financial position. The DSIC approval process is less costly when compared to the approval process for general rate increase requests. The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied can not exceed 5% within any 12-month period.
NOTE 7 — STOCK SPLIT
On May 12, 2006, the Company’s Board of Directors approved a three for two stock split in the form of a stock dividend. Stockholders of record on May 30, 2006 received one additional share for each two shares held. All share and per share information have been presented to retroactively show the effect of the stock split as if it had occurred January 1, 2006.

	For the Quarter
Weighted Average Shares	Ended March 31,
Outstanding	2007	2006
Basic	6,110,946	6,026,678
Diluted	6,272,810	6,216,680

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2007
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
Our initiatives south of the Chesapeake & Delaware Canal, or the “C&D Canal,” that began in 1992 are now providing the greatest portion of our customer growth. This shift in growth is primarily the result of the build out of our service area in northern New Castle County, Delaware.
While customer growth in our utility subsidiaries continued to be a major focus in the first three months of 2007, we aggressively seek opportunities that produce revenue streams that are not as directly affected by weather. These opportunities include the efforts of Artesian Utility, which is actively pursuing opportunities to design, build and operate wastewater facilities throughout Delaware and surrounding areas, and Artesian Wastewater, which began providing wastewater services to customers in Delaware as a regulated public wastewater service company in July 2005. The opportunities generated through our wastewater service companies may provide additional service territory for the regulated water subsidiary or may provide contract operations services for municipalities or other regulated entities. We will continue to focus attention on expanding our contract operations opportunities with municipalities and private water providers in Delaware and surrounding areas.
Our strategy is to focus on total resource management covering a wide spectrum of activities, which include identifying new and dependable sources of supply; developing the wells, treatment plants and delivery systems to get water to customers; educating customers on the wise use of water; and providing responsible wastewater management to assist with recharge of the aquifers. Our strategy includes focusing our efforts to expand in new regions added to our service territory over the last 10 years, where growth is strong and demand is increasing. We currently own and operate 5 wastewater treatment facilities currently able to treat 391,000 gallons per day, which may be expanded to 1,570,000 gallons per day. We also foresee significant growth opportunities in our wastewater subsidiaries and will continue to seek strategic partnerships and relationships with developers and municipalities to complement existing agreements for the provision of wastewater service in Delaware and surrounding areas.
We believe additional growth for Artesian will be developed in the Maryland counties on the Delmarva Peninsula. In furtherance of our strategic initiative, we reached an agreement on terms to purchase the Carpenter’s Point Water Company adjacent to an area in Cecil County, Maryland designated as a growth corridor. The growth corridor is focused primarily around the Route 40 and Interstate 95 between Philadelphia, Pennsylvania and Baltimore, Maryland. Carpenter’s Point currently serves a 130 home community in Cecil County, Maryland near the Interstate 95 growth corridor between Philadelphia and Baltimore. The proposed acquisition is expected to provide sufficient groundwater supply and elevated water storage to serve additional customers in the undeveloped portions of the Carpenter’s Point franchise and surrounding area.
In May 2007, we completed the purchase of all the wastewater and water operations agreements of TMH Environmental Services, Inc. In connection with this acquisition, we expanded our water and wastewater contract activity in the region and added experienced, qualified and licensed water and wastewater operators to our staff. We believe this strategic expansion will provide Artesian with additional potential for continued growth.

Regulatory Matters and Inflation
As of March 31, 2007, we had approximately 74,000 metered water customers, 254 wastewater customers, and served a population of approximately 250,000 (including contract services), representing approximately 29% of Delaware’s total population. Increases in the number of customers served by Artesian Water and Artesian Wastewater contribute to increases in our operating revenues. The PSC regulates both Artesian Water’s and Artesian Wastewater’s rates charged for service, the sale and issuance of securities and other matters.
Our regulated utilities periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business. In Delaware, utilities are permitted by law to place rates into effect, under bond, on a temporary basis pending completion of a rate increase proceeding. The first temporary increase may be up to the lesser of $2.5 million on an annual basis or 15% of annual gross water sales. Should the rate case not be completed within seven months, by law, the utility may put the lesser of the entire requested rate relief or 15% of annual gross water sales in effect, under bond, until a final resolution is ordered and placed into effect. If such rates are found to be in excess of rates the PSC finds to be appropriate, we must refund the portion found in excess to customers with interest. The timing of our rate increase requests are therefore dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase. We can provide no assurances that rate increase requests will be approved by the applicable regulatory agencies; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase. A rate increase went into effect on January 1, 2007, as discussed in Note 6 to the Financial Statements.
We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability. The cumulative effect of inflation results in significantly higher facility costs compared to investments made 20 to 40 years ago, which must be recovered from future cash flows.
Delaware statute permits utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through DSIC. This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility’s overall financial position. The DSIC process is less costly when compared to the approval process for general rate increase requests. The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied can not exceed 5% within any 12-month period.
Results of Operations — Analysis of the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
Operating Revenues
Revenues totaled $11.6 million for the three months ended March 31, 2007, $1.1 million, or 10.6%, above revenues for the three months ended March 31, 2006 of $10.5 million, primarily due to an increase in water sales revenues. Water sales revenues increased 6.9% for the three months ended March 31, 2007, over the corresponding period in 2006. A portion of the increase in water sales revenue reflects a 2.3% increase in the number of customers served. The remaining increase in operating revenues for the three months ended March 31, 2007 is primarily due to an increase in rates effective January 1, 2007. This increase was moderated by a decrease in volumes of water delivered to customers in the first quarter of 2007 compared to the same period in 2006 and revenue related to the Distribution System Improvement Charge, which was not in effect during the first quarter of 2007 but generated $132,000 in revenue during the first quarter of 2006. Further, there was an adjustment of $154,000 related to the 2004 rate case reserve, as described in our annual report on Form 10-K for the year ended December 31, 2006.
The increase in the non-utility revenues of $216,000, or 86.7%, was due to an increase in non-regulated wastewater project activity compared to the same period last year and a $67,000 increase in Service Line Protection Plan, or SLP Plan, revenue. The SLP Plan covers all parts, material and labor required to repair or replace participants’ leaking water service lines up to an annual limit.
The increase in other utility operating revenue of $207,000, or 92.0%, was due to increases in operational subsidies paid by developers for various wastewater plants, compared to the same period last year. Several of Artesian

Wastewater’s contracts require developers to pay a one-time contribution toward the cost of infrastructure and a subsidy to defray the expense of operating the wastewater facility through its start up period, as each customer is added to the system.
We realized 92.3% of our total revenue for the three months ended March 31, 2007 from the sale of water, compared to 95.5% during the same period last year. The change resulted from the increase in wastewater project activity and Service Line Protection Plan revenue.
Operating Expenses
Operating expenses, excluding depreciation and taxes, increased $0.7 million, or 11.9%, to $6.7 million for the three months ended March 31, 2007, compared to $6.0 million for the same period in 2006. The components of the increase in operating expenses included an increase in utility operating expenses of $683,000. Non-utility operating expenses increased $28,000 in the first quarter of 2007, or 15.5%, compared to the same period last year.
The increase in operating expense of $683,000 for the quarter ended March 31, 2007, or 11.8%, over the same period in 2006, is primarily comprised of increases in purchased power, payroll, and repair and maintenance costs.
Purchased power expense increased $291,000, or 83.5%, compared to the same period in 2006, due to an increase in electric rates of approximately 92% effective May 2006. Price caps instituted by electric restructuring legislation in Delaware in 1999 were lifted in 2006, resulting in extreme price increases for all of Delmarva Power’s customers. Artesian sought to mitigate these increases by signing a two-year supply contract with another provider at a fixed price in May 2006.
Payroll and employee benefit expense increased $251,000, or 8.1%, compared to the same period in 2006, primarily due to increases in employee count, employee wages and medical insurance premiums.
Repair and maintenance expense increased by $189,000, or 52.5%, compared to the same period in 2006, due primarily to a $90,000 increase in our tank painting expense. A new five year agreement to paint a specified number of water storage tanks was negotiated with a contractor following completion of a previous five year agreement in 2005. Additional carbon filter replacements also increased costs $74,000 in the quarter ended March 31, 2007 compared to the same period last year.
Purchased water expense decreased $144,000 compared to the same period a year ago due to less water purchased from Chester Water Authority and the expiration of a contract with the City of Wilmington in December 2006 that had required minimum annual water purchases. During the first quarter of 2006, we purchased 48 million gallons of water from the City of Wilmington, at an expense of $81,000, compared to 430,000 gallons, an expense of $700, in the same period of 2007.
Property taxes, assessed on property primarily held by Artesian Water, increased by $54,000, or 8.5%, compared to the same period in 2006, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and increases in the amount of plant owned by Artesian. Property taxes are assessed on land, buildings and certain utility plant, which includes the footage and size of pipe, hydrants and wells owned by Artesian Water.
The ratio of operating expense, excluding depreciation and taxes, to total revenue was 63.6% for the three months ended March 31, 2007, compared to 63.1% for the three months ended March 31, 2006.
Depreciation and amortization expense increased $47,000, or 4.0%, over the three months ended March 31, 2007, due to continuing investment in utility plant in service providing supply, treatment, storage and distribution of water.
Federal and State income tax expense increased $88,000, or 13.5%, due to higher profitability for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. The effective tax rate was 39.1% for the three months ended March 31, 2007, compared to 39.6% for the three months ended March 31, 2006.

Other Income, Net
Our Allowance for Funds Used During Construction, or AFUDC, increased $25,000, or 71.4%, compared to the same period in 2006, as a result of higher long-term construction activity subject to AFUDC for the first quarter of 2007 compared to the same period in 2006.
Interest Charges
Interest charges increased $132,000, or 8.8%, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, primarily due to higher short-term debt balances and interest rates.
Net Income
For the three months ended March 31, 2007, the Company recorded net income of $1,156,000, which represents a $160,000, or 16.1%, increase in comparison to net income of $996,000 recorded for the same period in 2006. This increase is primarily due to improved gross margins in our non-utility business, as well as the increase in our other utility operating revenues from regulated wastewater services.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity for the three months ended March 31, 2007 were $2.8 million provided by cash flow from operating activities, $1.4 million in net contributions and advances from developers, and $1.2 million in borrowing on our lines of credit. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions particularly during the summer. A significant part of our ability to maintain and meet our financial objectives is to assure our investments in utility plant and equipment are recovered in the rates charged to customers. As such, from time to time we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.
We invested $5.0 million in capital expenditures during the first three months of 2007 compared to $6.2 million invested during the same period in 2006. The primary focus of Artesian Water’s investment was to continue to provide high quality reliable service to our growing service territory. We have invested $1.7 million through the three months ended March 31, 2007, for the construction of new treatment facilities, to enhance or improve existing treatment facilities, and for the rehabilitation of pumping equipment to better serve our customers. In addition, we are continuing our regional approach to building infrastructure through connecting existing supply infrastructure to new developments and at the same time providing redundancy to existing developments by connecting them to the regional system. These efforts resulted in an investment of $2.0 million in the first three months of 2007. Artesian Wastewater invested $1.0 million in the first three months of 2007 towards construction of two new wastewater treatment facilities in Sussex County, Delaware including the construction of a regional wastewater system. When completed, Artesian Wastewater will have invested approximately $6.5 million in these facilities, which will be capable of serving approximately 1,700 customers. Artesian funded the TMH acquisition using cash on hand.
At March 31, 2007, Artesian Water had lines of credit totaling $40.0 million to meet temporary cash requirements. These revolving credit facilities are unsecured. As of March 31, 2007, we had $30.8 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate, or “LIBOR,” plus 1.0% or, at our discretion, the banks’ federal funds rate plus 1.0%. Each bank reviews all of their facilities annually for renewal.

		Less than
Commitments	Committed	1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$9,151	$9,151	—	—	—
At March 31, 2007, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $1.5 million, respectively, to meet temporary cash requirements. These revolving credit facilities are unsecured. As of March 31, 2007, we had not borrowed funds under any of these lines. Effective May 7, 2007,

Artesian Wastewater’s line of credit was increased to $10 million. The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%. The bank reviews its facilities annually for renewal.
We expect to fund our activities for the next twelve months using our available cash balances and bank credit lines, and projected cash generated from operations and the capital markets.
Contractual Obligations

	Payments Due by Period
	Less than	1-3	4-5	After 5
In thousands	1 Year	Years	Years	Years	Total
First Mortgage Bonds (Principal and Interest)	$5,544	$11,088	$11,088	$160,871	$188,591
State revolving fund loans	590	1,180	1,180	6,442	9,392
Operating leases	140	170	83	1,833	2,226
Unconditional purchase obligations	2,787	8,368	5,581	27,883	44,619
Tank painting contractual obligation	374	749	549	0	1,672

Total contractual cash obligations	$9,435	$21,555	$18,481	$197,029	$246,500

Long-term debt obligations reflect the maturities of certain series of our first mortgage bonds, which we intend to refinance when due. The state revolving fund loan obligation has an amortizing mortgage payment payable over a 20-year period, and will be refinanced as future securities are issued. Both the long-term debt and the state revolving fund loan have certain financial covenant provisions, the violation of which could result in default and require the obligation to be immediately repaid, including all interest. For information about these financial covenant provisions, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2006. We have not experienced conditions that would result in our default under these agreements, and we do not anticipate any such occurrence. Payments for unconditional purchase obligations reflect minimum water purchase obligations based on rates that are subject to change under our interconnection agreement with the Chester Water Authority.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, including any arrangements with any structured finance, special purpose or variable interest entities.
Critical Accounting Assumptions, Estimates and Policies; Recent Accounting Standards
This discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2006 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2006. The preparation of those financial statements required management to make assumptions and estimates that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those based on such assumptions and estimates.
Our critical accounting policies are described in Management’s Discussion and Analysis included in our annual report on Form 10-K for the year ended December 31, 2006. There have been no changes in these accounting policies. Our significant accounting policies are described in our 2006 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2006.

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2006 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2006 and also in the notes to our consolidated financial statements contained in this quarterly report on Form 10-Q. We did not adopt any accounting policy in the first three months of 2007 that had a material impact on our financial condition, liquidity or results of operations.
Caution Regarding forward-looking Statements
Statements in this Quarterly Report on Form 10-Q which express our “belief,” “anticipation” or “expectation,” as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995. Statements regarding our goals, priorities, growth and expansion plans for our water and wastewater subsidiaries, customer base growth opportunities in Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, the impact of weather on our operations and the execution of our strategic initiatives, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, our expectations regarding the acquisitions of Carpenters Point and TMH, deferred tax assets, increases to purchased water and electricity expense, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, plans to increase our wastewater treatment operations and other revenue streams less affected by weather, appropriate investment in infrastructure regarding the filing of the certification of sufficient sources of self-supply, expected contributions in 2007 to our postretirement benefit plan, and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements. Certain factors as discussed under Item 1A -Risk Factors, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements. While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as representation of the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
At March 31, 2007, Artesian Water had lines of credit of $20.0 million each with two separate financial institutions totaling $40.0 million to meet temporary cash requirements. These revolving credit facilities are unsecured. As of March 31, 2007, we had $30.8 million of available funds under these lines. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate, or “LIBOR,” plus 1.0% or, at our discretion, the banks’ federal funds rate plus 1.0%. Each bank reviews all of their facilities annually for renewal.
At March 31, 2007, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $1.5 million, respectively, to meet temporary cash requirements. These revolving credit facilities are unsecured. As of March 31, 2007, we had not borrowed funds under these lines. Effective May 7, 2007, Artesian Wastewater’s line of credit was increased to $10 million. The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%. The bank reviews its facilities annually for renewal. Consequently, our interest expense for short term debt could be materially affected should interest rates change materially and we have material balances outstanding on our lines of credit.

ITEM 4 — CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
There are no material legal proceedings pending at this time to which we or any of our properties is the subject that are material or are expected to have a material effect on our financial position or operations.
ITEM 1A — RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 6 — EXHIBITS

10.1	Indemnification Agreement, dated as of March 12, 2007, between Artesian Resources Corporation and KPMG LLP (Filed as Exhibit 99.1 to our report on Form 8-K dated March 16, 2007 and filed with the Securities and Exchange Commission on March 16, 2007 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a — 14 (a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a — 14 (a) under the Securities Exchange Act of 1934, as amended.*

32	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)*

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION
Date: May 8, 2007	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor
(Principal Executive Officer)

Date: May 8, 2007	By:	/s/ DAVID B. SPACHT
David B. Spacht
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Indemnification Agreement, dated as of March 12, 2007, between Artesian Resources Corporation and KPMG LLP (Filed as Exhibit 99.1 to our report on Form 8-K dated March 16, 2007 and filed with the Securities and Exchange Commission on March 16, 2007 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a — 14 (a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a — 14 (a) under the Securities Exchange Act of 1934, as amended.*

32	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)*

* Filed herewith