Form 10-Q
period 2007-06-30
ARTESIAN RESOURCES CORP
filed 2007-08-08
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
☐ Yes ☑ No
As of July 31, 2007, 6,392,643 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
ARTESIAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

	June 30, 2007	December 31, 2006
ASSETS
Utility plant, at original cost less accumulated depreciation	$262,005	$253,182

Current assets
Cash and cash equivalents	7,477	1,414
Accounts receivable, net	4,018	3,416
Unbilled operating revenues	3,397	2,655
Materials and supplies-at cost on FIFO basis	1,056	1,054
Prepaid property taxes	2	924
Prepaid expenses and other	1,531	782

Total current assets	17,481	10,245

Other assets
Non-utility property (less accumulated depreciation 2007-$165; 2006-$152)	300	307
Other deferred assets	4,079	3,745

Total other assets	4,379	4,052

Regulatory assets, net	1,795	1,881

	$285,660	$269,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity
Common stock	$7,140	$6,086
Additional paid-in capital	62,756	45,052
Retained earnings	11,095	10,662

Total stockholders’ equity	80,990	61,800
Long-term debt, net of current portion	91,917	92,073

	172,907	153,873

Current liabilities
Lines of Credit	18	7,906
Current portion of long-term debt	313	310
Accounts payable	2,436	2,790
Accrued expenses	2,927	3,287
Overdraft payable	2,113	1,990
Deferred income taxes	—	284
Interest accrued	366	360
Customer deposits	472	472
Other	1,937	1,723

Total current liabilities	10,583	19,122

Deferred credits and other liabilities
Net advances for construction	24,681	24,991
Postretirement benefit obligation	927	927
Deferred investment tax credits	752	765
Deferred income taxes	23,648	21,505

Total deferred credits and other liabilities	50,008	48,188
Commitments and contingencies
Net contributions in aid of construction	52,162	48,177

	$285,660	$269,360

See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share amounts)

	For the Three Months
	Ended June 30,
	2007	2006
OPERATING REVENUES
Water sales	$11,945	$11,007
Other utility operating revenue	470	289
Non-utility revenue	498	717

	12,913	12,013

OPERATING EXPENSES
Utility operating expenses	6,759	6,167
Non-utility operating expenses	387	421
Depreciation and amortization	1,291	1,021
State and federal income taxes	864	874
Property and other taxes	693	640

	9,994	9,123

OPERATING INCOME	2,919	2,890

OTHER INCOME, NET
Allowance for funds used during construction	75	85
Miscellaneous	(42)	(32)

INCOME BEFORE INTEREST CHARGES	2,952	2,943

INTEREST CHARGES	1,681	1,583

NET INCOME	$1,271	$1,360

INCOME PER COMMON SHARE:
Basic	$0.20	$0.22

Diluted	$0.19	$0.22

CASH DIVIDEND PER COMMON SHARE	$0.1660	$0.1523

AVERAGE COMMON SHARES OUTSTANDING
Basic	6,468	6,049

Diluted	6,623	6,238

See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Six Months
	Ended June 30,
	2007	2006
OPERATING REVENUES
Water sales	$22,652	$21,023
Other utility operating revenue	902	514
Non-utility revenue	963	966

	24,517	22,503

OPERATING EXPENSES
Utility operating expenses	13,244	11,969
Non-utility operating expenses	597	604
Depreciation and amortization	2,503	2,185
State and federal income taxes	1,605	1,528
Property and other taxes	1,381	1,275

	19,330	17,561

OPERATING INCOME	5,187	4,942

OTHER INCOME, NET

Allowance for funds used during construction	135	119
Miscellaneous	421	379

INCOME BEFORE INTEREST CHARGES	5,743	5,440

INTEREST CHARGES	3,316	3,085

NET INCOME	$2,427	$2,355

INCOME PER COMMON SHARE:
Basic	$0.39	$0.39

Diluted	$0.38	$0.38

CASH DIVIDEND PER COMMON SHARE	$0.3260	$0.3011

AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,289	6,037

Diluted	6,449	6,228

See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
Unaudited
(In thousands)

	For the Six Months
	Ended June 30,
	2007	2006
Balance, beginning of period	$10,662	$10,330
Net income	2,427	2,355

	13,089	12,685
Less: Dividends	1,994	1,818
Stock Split	—	2,025

Balance, end of period	$11,095	$8,842

See notes to the consolidated financial statements.
ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Six Months
	Ended June 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$2,427	$2,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,503	2,185
Deferred income taxes, net	1,846	1,520
Stock Compensation	67	374
Allowance for funds used during construction	(135)	(119)
Changes in assets and liabilities:
Accounts receivable, net	(602)	(119)
Income tax payable	—	(174)
Unbilled operating revenues	(742)	(771)
Materials and supplies	(2)	(53)
Prepaid property taxes	922	849
Prepaid expenses and other	(749)	(357)
Other deferred assets	(387)	(298)
Regulatory assets	85	130
Postretirement benefit obligation	—	(38)
Accounts payable	(354)	6
Accrued expenses	(360)	533
Interest accrued	6	44
Customer deposits and other, net	214	544

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,739	6,237

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of AFUDC	(11,686)	(17,080)
Investment in Aquastructure	—	36
Proceeds from sale of assets	22	5

NET CASH USED IN INVESTING ACTIVITIES	(11,664)	(17,039)

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Unaudited
(In thousands)

	For the Six Months
	Ended June 30,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayment) under line of credit agreements	(7,888)	3,496
Overdraft payable	123	491
Net advances and contributions in aid of construction	4,159	8,278
Principal repayments of long-term debt	(156)	(147)
Net proceeds from issuance of common stock	18,691	659
Dividends	(1,994)	(1,819)
Deferred debt issuance costs	53	20

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,988	10,978

NET INCREASE IN CASH AND CASH EQUIVALENTS EQUIVALENTS	6,063	176

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,414	1,359

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,477	$1,535

Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,226	$2,929

Income taxes paid	$470	$173

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
Artesian Water Company, Inc., or Artesian Water, our principal subsidiary, is the oldest and largest public water utility on the Delmarva Peninsula, and has been providing water service since 1905. Artesian Water distributes and sells water to residential, commercial, industrial, governmental, municipal and utility customers throughout Delaware. In addition, Artesian Water provides services to other water utilities, including operations and billing functions, and has contract operation agreements with 19 private and municipal water providers.
Our other water utility subsidiary, Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, began operations in 2002, and is providing water service to a residential community, consisting of 39 customers, in Chester County, Pennsylvania. In 2005, the Pennsylvania Public Utilities Commission approved our application to increase our service area to encompass four specific planned developments.
Another subsidiary of ours, Artesian Wastewater Management, Inc., or Artesian Wastewater, is a regulated entity that owns wastewater infrastructure and provides wastewater services in Delaware. Artesian Wastewater currently owns and operates five wastewater treatment facilities, which are capable of treating approximately 750,000 gallons per day and can be expanded to treat approximately 1.6 million gallons per day.
Our two other subsidiaries, neither of which is regulated, are Artesian Utility Development, Inc., or Artesian Utility, which designs and builds water and wastewater infrastructure and provides contract water and wastewater services on the Delmarva Peninsula, and Artesian Development Corporation, or Artesian Development, the sole activity of which is the ownership of a six-acre parcel of land zoned for office buildings located immediately adjacent to our corporate headquarters.
On May 1, 2007, Artesian Utility acquired all rights, titles and interest in operations contracts of TMH Environmental Services, Inc. (“TMH”). TMH, incorporated in Pennsylvania, provided contract water and wastewater operation services to 23 private, municipal and governmental institutions in the southeastern part of Pennsylvania (the “Contract Parties”).
Stock Compensation Plans
We maintain an equity compensation plan that provides for grants of stock options and restricted stock awards and other forms of stock compensation to our directors, officers and key employees. Prior to May 25, 2005, we maintained three stock compensation plans. No further equity compensation can be issued under those plans. On May 25, 2005, the Company’s stockholders approved a new Equity Compensation Plan, or the Plan, which authorized up to 750,000 shares of Class A Non-Voting Common Stock for issuance. Term and vesting schedules for options granted under the Plan may vary and are set at the time of grant by the Compensation Committee of the Board of Directors. Approximately $67,000 in compensation expense was recorded during the six months ended June 30, 2007 for stock options issued under the Equity Compensation Plan. For the six months ended June 30, 2006 expense of approximately $374,000 was recorded for stock options, stock bonus grants and related tax.
Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations (“SFAS No. 123R”) using the modified-prospective transition method. Under this method, compensation cost recognized included (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. We use the modified prospective method and estimate the fair value of each option grant using the Black-Scholes option pricing model. For the six month period ending June 30, 2007 an expense of $67,000 has been realized for options granted in May 2007 and May 2006, as amortized over the 12-month vesting period. In comparison, for the same period last year, $356,000 in expense was recorded for stock awards and related tax granted in March and April 2006, and $17,000 recorded for stock options granted in May 2006. The stock awards were fully vested on the date of grant and were valued at the fair market value on the date of the grant. All options were granted at market value with a 10 year option term with a vesting period of one year period from the dates of grant, May 16, 2007 and May 12, 2006. The fair value of the options that were granted in 2007 and 2006 were estimated using a Black-Scholes-Merton option-pricing formula, applying the following assumptions:

	2007	2006
Expected Dividend Yield	3.250%	2.930%
Expected Stock Price Volatility	0.272	0.238
Weighted Average Risk-Free Interest Rate	4.690%	5.030%
Weighted Average Expected Life of Options (in years)	6.650	3.260
For 2007 and 2006, the expected dividend yield is based on a 12 month rolling average of the current dividend yield. The expected volatility is the standard deviation of the change in the natural logarithm of the stock price (expressed as an annual rate) for the seven year period ended May 31, 2007, and the three year period ended June 30, 2006, for 2007 and 2006, respectively. The expected life is based on historic exercise patterns for similar grants. The risk free interest rate is the 7-year Treasury Constant Maturity rate as of the date of the grant for 2007 and the 3-year Treasury Constant Maturity rate as of the date of the grant for 2006.
The following summary reflects changes in the shares of Class A Non-Voting Common Stock under option:

		Weighted	Weighted
		Average	Average	Aggregate
	Option	Exercise	Remaining	Intrinsic Value
	Shares	Price	Life (Yrs.)	(in thousands)
Plan options
Outstanding at January 1, 2007	595,699	$13.832
Granted	33,750	$19.558
Exercised	(34,512)	$7.613
Canceled	—	N/A

Outstanding at June 30, 2007	594,937	$14.518	5.81	$2,844

Options exercisable at June 30, 2007	561,187	$14.215	5.57	$2,844

The total intrinsic value of options exercised for the six months ended June 30, 2007 was approximately $410,000.
The following summary reflects changes in the non-vested shares of Class A Stock under option:

		Weighted Average
		Grant –Date
	Option	Fair Value
Non-vested Shares	Shares	Per Option
Non-vested at January 1, 2007	33,750	$3.809
Granted	33,750	$4.847
Vested	33,750	$3.809
Canceled	—	N/A

Non-vested at June 30, 2007	33,750	$4.847

As of June 30, 2007, there was $143,500 of total unrecognized expense related to non-vested option shares granted under the Plan. That cost will be recognized over the remaining vesting period of the unvested options.
NOTE 2 — BASIS OF PRESENTATION
The unaudited Consolidated Financial Statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company’s annual report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company’s annual report on Form 10-K for fiscal year 2006 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements reflect all normal recurring adjustments necessary to present fairly the Company’s balance sheet position as of June 30, 2007 and the results of operations for the six month and quarterly periods ended June 30, 2007 and 2006 and cash flows for the six month periods ended June 30, 2007 and 2006.
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

	Unaudited
	June 30, 2007	December 31, 2006
	(in thousands)
Postretirement benefit obligation	$997	$1,027
Deferred income taxes recoverable in future rates	574	582
Expense of rate proceedings	215	257
Other	9	15

	$1,795	$1,881

Expenses related to the Net Periodic Pension Cost for the postretirement benefit obligation are as follows:

	Unaudited
For the Six Months Ended June 30,	2007	2006
	(in thousands)
Net Periodic Pension Cost
Interest Cost	$25	$26
Amortization of Net Gain	(12)	(14)
Amortization of Transition Obligation	4	4

Total Net Periodic Benefit Cost	$17	$16

Contributions
Artesian Water contributed $47,000 to its postretirement benefit plan in the first six months of 2007 and expects to contribute another $47,000 for the remainder of the year. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company’s eligible retired employees.
NOTE 4 — NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE
Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options. The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Average common shares outstanding during the period for Basic computation	6,468	6,049	6,289	6,037
Dilutive effect of employee stock options	155	189	160	191

Average common shares outstanding during the period for Diluted computation	6,623	6,238	6,449	6,228

Equity per common share was $11.36 and $9.74 at June 30, 2007 and 2006, respectively. These amounts were computed by dividing common stockholders’ equity by the number of shares of common stock outstanding on June 30, 2007 and 2006, respectively.
NOTE 5 — IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
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
On December 19, 2006 the PSC approved a Settlement Agreement in this case. The increase in annual revenue requirement under the Settlement Agreement of $6 million will be recovered in two steps. The first step was placed in effect January 1, 2007 to recover approximately $4.8 million in annual revenue. The second step was placed in effect July 24, 2007. The second step rates were designed to recover approximately $1.2 million of annual revenue which reflected the issuance of additional equity of approximately $20 million.
Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC. This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility’s overall financial position. The DSIC approval process is less costly when compared to the approval process for general rate increase requests. The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied can not exceed 5% within any 12-month period. During 2006, we earned $126,000 and $258,000 respectively, for the three months and six months ended June 30. We did not have DSIC in effect during 2007.
NOTE 7 — INCOME TAXES
In June 2006, the Financial Accounting Standards Board issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which became effective for the Company as of January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company adopted this statement effective January 1, 2007 and after analyzing Artesian’s various tax positions determined that no further entry, recognition or derecognition were required. The company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved. There were no such charges for the period ended June 30, 2007. Additionally, there were no accruals relating to interest or penalties as of June 30, 2007. The Company remains subject to examination by federal authorities for the 2001, 2003, 2004, 2005 and 2006 tax years and by state authorities for the tax years 2003 through 2006.
NOTE 8 — STOCK OFFERING
On June 19, 2007, the Company completed the sale of 1,000,000 shares of its Class A Non-Voting Common Stock. The net proceeds of approximately $18.2 million were used to reduce borrowing on Artesian Water Company’s lines of credit, with the balance currently placed in temporary investments available and intended to be used to fund future capital expenditures anticipated to be incurred by Artesian Water and Artesian Wastewater.
NOTE 9 — SUBSEQUENT EVENTS
On July 10, 2007, the Company completed the sale of an additional 129,000 shares of its Class A Non-Voting Common Stock, in accordance with the option granted to the underwriters to cover over-allotments associated with our June 2007 stock offering. The net proceeds of approximately $2.4 million were placed in temporary investments available and intended to be used to fund future capital expenditures anticipated to be incurred by Artesian Water and Artesian Wastewater.
On August 7, 2007, the Company completed the acquisition of the Carpenters Point Water Company. Carpenters Point currently serves a 130 home community in Cecil County, Maryland near the Interstate 95 growth corridor between Philadelphia and Baltimore. The acquisition is expected to provide sufficient groundwater supply and elevated water storage to serve additional customers in the undeveloped portions of the Carpenters Point franchise and surrounding area. The Maryland Public Service Commission approved the acquisition on July 20, 2007.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2007
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
While customer growth in our utility subsidiaries continued to be a major focus in the first six months of 2007, we aggressively seek opportunities that produce revenue streams that are not as directly affected by weather. These opportunities include the efforts of Artesian Utility, which is actively pursuing opportunities to design, build and operate water and wastewater facilities throughout Delaware and surrounding areas on the Delmarva Peninsula, and Artesian Wastewater, which began providing wastewater services to customers in Delaware as a regulated public wastewater service company in July 2005. The opportunities generated through our wastewater service companies may provide additional service territory for the regulated water subsidiary or may provide contract operations services for municipalities or other regulated entities. We will continue to focus attention on expanding our contract operations opportunities with municipalities and private water providers on the Delmarva Peninsula.
Our strategy is to focus on total resource management covering a wide spectrum of activities, which include identifying new and dependable sources of supply; developing the wells, treatment plants and delivery systems to get water to customers; educating customers on the wise use of water; and providing responsible wastewater management to assist with recharge of the aquifers. Our strategy includes focusing our efforts to expand in new regions added to our service territory over the last 10 years, where growth is strong and demand is increasing. We also foresee significant growth opportunities in our wastewater subsidiaries and will continue to seek strategic partnerships and relationships with developers and municipalities to complement existing agreements for the provision of wastewater service on the Delmarva Peninsula.
We believe additional growth for Artesian will be developed in the Maryland counties on the Delmarva Peninsula. In furtherance of our strategic initiative, we reached an agreement on terms to purchase the Carpenter’s Point Water Company adjacent to an area in Cecil County, Maryland designated as a growth corridor. The growth corridor is focused primarily around the Route 40 and Interstate 95 in Cecil County, Maryland, which is located between Philadelphia, Pennsylvania and Baltimore, Maryland. Carpenter’s Point currently serves a 130 home community in Cecil County, Maryland. The acquisition is expected to provide sufficient groundwater supply and elevated water storage to serve additional customers in the undeveloped portions of the Carpenter’s Point franchise and surrounding area.
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
Regulatory Matters and Inflation
As of June 30, 2007, we had approximately 74,500 metered water customers, approximately 300 wastewater customers, and served a population of approximately 250,000 (including contract services), representing approximately 29% of Delaware’s total population. Increases in the number of customers served by Artesian Water and Artesian Wastewater contribute to increases in our operating revenues. The PSC regulates both Artesian Water’s and Artesian Wastewater’s rates charged for service, the sale and issuance of securities and other matters.
Our regulated utilities periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business. In Delaware, utilities are permitted by law to place rates into effect, under bond, on a temporary basis pending completion of a rate increase proceeding. The first temporary increase may be up to the lesser of $2.5 million on an annual basis or 15% of annual gross water sales. Should the rate case not be completed within seven months, by law, the utility may put the lesser of the entire requested rate relief or 15% of annual gross water sales in effect, under bond, until a final resolution is ordered and placed into effect. If such rates are found to be in excess of rates the PSC finds to be appropriate, we must refund the portion found in excess to customers with interest. The timing of our rate increase requests are therefore dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase. We can provide no assurances that rate increase requests will be approved by the applicable regulatory agencies; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase. An increase in our water rates was approved by the PSC and placed into effect on July 24, 2007, as discussed in Note 6 to the Financial Statements.
In 2003, legislation was enacted in Delaware requiring all water utilities serving within northern New Castle County to certify by July 2006 that they have sufficient sources of self-supply to serve their respective systems. On June 30, 2006, Artesian Water filed our certification related to the adequacy of our water supply through 2009. After completion of their review, on July 24, 2007, the PSC accepted our certification of sufficient water supply.
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
Results of Operations – Analysis of the Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006
Operating Revenues
Revenues totaled $12.9 million for the three months ended June 30, 2007, $0.9 million, or 7.5% above revenues for the three months ended June 30, 2006 of $12.0 million. Water sales revenues increased 8.5% for the three months ended June 30, 2007, over the corresponding period in 2006. This increase is primarily due to an approximately 9.8% increase in rates effective January 1, 2007. A portion of the increase in water sales revenue reflects a 2.0% increase in the number of customers served. Water sales revenue in the current quarter was negatively impacted due to suppressed usage in April and May, 2007 due to generally wet weather conditions.
Other utility operating revenue increased $181,000 for the three months ended June 30, 2007, or 62.6%, from $289,000 in 2006 to $470,000 for the same period in 2007. This increase was primarily due to an increase in our regulated wastewater operations, which had a $99,000 increase in operating subsidies and a $39,000 increase in monthly service charges for the quarter ended June 30, 2007 as compared to the same period in 2006. Several of Artesian Wastewater’s contracts require developers to pay a one-time contribution toward the cost of infrastructure and a subsidy to defray the expense of operating the wastewater facility through its start up period, as each customer is added to the system.
The decrease in the non-utility revenues of $219,000, or 30.5%, was due to a delay in wastewater design and construction project activity compared to the same period last year. This decrease was offset by a $67,000 increase in Service Line Protection Plan, or SLP Plan, revenue. The SLP Plan provides coverage for all material and labor required to repair or replace participants’ leaking water service lines up to an annual limit.

We realized 92.5% of our total revenue for the three months ended June 30, 2007 from the sale of water, compared to 91.6% during the same period last year.
Operating Expenses
Operating expenses, excluding depreciation and income taxes, increased $0.6 million, or 8.5%, to $7.8 million for the three months ended June 30, 2007, compared to $7.2 million for the same period in 2006. The components of the increase in operating expenses included an increase in utility operating expenses of $592,000 and an increase in property taxes of $53,000. Non-utility operating expenses decreased $34,000 in the first quarter of 2007, or 8.1%, compared to the same period last year.
The increase in utility operating expense of $592,000 for the quarter ended June 30, 2007, or 9.6%, over the same period in 2006, is comprised of increases in payroll and employee benefits costs, administration expense, repair and maintenance expense, and purchased power. These increases were offset by a reduction in purchased water expense.
Payroll and employee benefit expense increased $213,000, or 6.5%, compared to the same period in 2006, primarily due to increases in employee count, employee wages and medical insurance premiums.
Administration expense increased $192,000, or 20.8%, compared to the same period in 2006, primarily due to an increase in temporary employment services used by Artesian Water.
Repair and maintenance expense increased $188,000 for the quarter ended June 30, 2007, or 58.8%, over the same period in 2006, due primarily to a $99,000 increase in our tank painting expense. A new five year agreement to paint a specified number of water storage tanks was negotiated with a contractor following completion of a previous five year agreement in 2005. Increased expenses were also seen for additional carbon filter water treatment replacements, repair of mains in Sussex County, Delaware, and security expense for recently completed facilities.
Purchased power expense increased $168,000, or 43.4%, compared to the same period in 2006, due to an increase in electric rates of approximately 92% effective May 2006. Price caps instituted by electric restructuring legislation in Delaware in 1999 were lifted in 2006, resulting in extreme price increases for all of Delmarva Power’s customers. Artesian sought to mitigate these increases by signing a two-year supply contract with another provider at a fixed price in May 2006.
These increases were offset by a reduction of $227,000, or 27.4%, in purchased water. This decrease was primarily due to the expiration in December 2006 of our purchased water contract with the City of Wilmington. That contract had required minimum purchases.
Non-utility expense decreased approximately $34,000 for the three months ended June 30, 2007, from the three months ended June 30, 2006, due to less project activity as compared to the same period in 2006.
Property taxes increased by $53,000, or 8.3%, compared to the same period in 2006, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and increases in the amount of plant owned by Artesian. Property taxes are assessed on land, buildings and certain utility plant, which includes the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.
The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 60.7% for the three months ended June 30, 2007, compared to 60.2% for the three months ended June 30, 2006.
Depreciation and amortization expense increased $270,000, or 26.4%, over the three months ended June 30, 2007 as compared to the same period in 2006, due to continuing investment in utility plant in service providing supply, treatment, storage and distribution of water.
Federal and State income tax expense decreased $10,000 due to lower profitability for the three months ended June 30, 2007, compared to the three months ended June 30, 2006.
Other Income, Net
Our Allowance for Funds Used During Construction, or AFUDC, decreased $10,000, or 11.8%, compared to the same period in 2006, as a result of lower long-term construction activity subject to AFUDC for the second quarter of 2007 compared to the same period in 2006.

Interest Charges
Interest charges increased $98,000, or 6.2%, for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, primarily due to higher short-term debt outstanding and higher short-term debt interest rates. The average short-term debt interest rate during this period in 2006 was 5.99% as compared to 6.32% in 2007.
Net Income
Our net income decreased $89,000, or 6.5%, for the three months ended June 30, 2007, compared to the same period a year ago. The decrease in net income for the three months was primarily due to lower operating income margins from our non-utility subsidiaries in the second quarter compared to the same period a year ago.
Results of Operations – Analysis of the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
Operating Revenues
Revenues totaled $24.5 million for the six months ended June 30, 2007, $2.0 million, or 8.9% above revenues for the six months ended June 30, 2006, of $22.5 million. Water sales revenues increased 7.7% for the six months ended June 30, 2007, over the corresponding period in 2006. A portion of the increase in water sales revenue reflects a 2.0% increase in the number of customers served. The remaining increase in operating revenues for the six months ended June 30, 2007 is primarily due to an increase in rates effective January 1, 2007. This increase was moderated by a decrease in revenue related to the Distribution System Improvement Charge (DSIC), which was not in effect during the first half of 2007 but generated $258,000 in revenue during the first half of 2006. Further, there was an adjustment of $154,000 related to our 2004 rate case reserve in January 2006.
The increase in other utility operating revenue of $388,000, or 75.5%, was primarily due to increases in operational subsidies paid by developers for various wastewater plants, compared to the same period last year. Several of Artesian Wastewater’s contracts require developers to pay a one-time contribution toward the cost of infrastructure and a subsidy to defray the expense of operating the wastewater facility through its start up period, as each customer is added to the system. The increase in operational subsidies accounted for $254,000 of the increase, while monthly service charges for our wastewater customers increased by $102,000 over the same period last year.
The decrease in the non-utility revenues in the amount of $3,000 was due to a decrease in wastewater construction activity compared to the same period last year. This decrease in wastewater construction activity was offset by a $133,000 increase in Service Line Protection Plan, or SLP Plan, revenue. The SLP Plan provides coverage for all material and labor required to repair or replace participants’ leaking water service lines up to an annual limit.
We realized 92.4% of our total revenue for the six months ended June 30, 2007 from the sale of water, compared to 93.4% during the same period last year. The change resulted from the increase in other utility operating and SLP Plan revenue.
Operating Expenses
Operating expenses, excluding depreciation and income taxes, increased $1.4 million, or 9.9%, to $15.2 million for the six months ended June 30, 2007, compared to $13.8 million for the same period in 2006. The components of the increase in operating expenses included an increase in utility operating expenses of $1.3 million and an increase in property taxes of $106,000. Non-utility operating expenses decreased $7,000 in the first six months of 2007, or 1.2%, compared to the same period last year.
The increase in utility operating expense of $1.3 million for the six months ended June 30, 2007, or 10.7%, over the same period in 2006, is comprised of increases in purchased power expense, payroll and employee benefits, and repair and maintenance expense. These increases were offset by a decrease to purchased water expense.
Purchased power expense increased $456,000, or 62.3%, compared to the same period in 2006, due to an increase in electric rates of approximately 92% effective May 2006. Price caps instituted by electric restructuring legislation in Delaware in 1999 were lifted in 2006, resulting in extreme price increases for all of Delmarva Power’s customers. Artesian sought to mitigate these increases by signing a two-year supply contract with another provider at a fixed price in May 2006.

Payroll and employee benefit expense increased $443,000, or 7.0%, compared to the same period in 2006, primarily due to increases in employee count, employee wages and medical insurance premiums.
Repair and maintenance expense increased by $372,000, or 56.4%, compared to the same period in 2006, due primarily to a $189,000 increase in our tank painting expense. A new five year agreement to paint a specified number of water storage tanks was negotiated with a contractor following completion of a previous five year agreement in 2005. Increased expenses were also seen for additional carbon filter water treatment replacements, repair of mains in Sussex County, Delaware, and security expense for recently completed facilities.
Purchased water expense decreased $371,000 compared to the same period a year ago primarily due to the expiration of a contract with the City of Wilmington in December 2006 that had required minimum annual water purchases. During the first six months of 2006, our purchased water expense attributable to the City of Wilmington was $196,000, compared an expense of $700 in the same period of 2007. The remaining decrease is due to less water purchased from Chester Water Authority during the year to date.
Property taxes increased by $106,000, or 8.3%, compared to the same period in 2006, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and increases in the amount of plant owned by Artesian. Property taxes are assessed on land, buildings and certain utility plant, which includes the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.
The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 62.1% for the six months ended June 30, 2007, compared to 61.5% for the six months ended June 30, 2006.
Depreciation and amortization expense increased $318,000, or 14.6%, over the six months ended June 30, 2006, due to increases in our utility plant in service providing supply, treatment, storage and distribution of water.
Federal and State income tax expense increased $77,000, or 5.0%, due to higher profitability for the six months ended June 30, 2007, compared to the six months ended June 30, 2006.
Other Income, Net
Our AFUDC increased $16,000, or 13.4%, compared to the same period in 2006, as a result of higher long-term construction activity subject to AFUDC for the first six months of 2007 compared to the same period in 2006. Miscellaneous Income increased $42,000 primarily due to recording dividends associated with our investment in CoBank. CoBank is a cooperative bank that distributes equity and cash income to its customer-owners. Our ownership interest in CoBank is the result of our issuance of $50 million in First Mortgage Bonds to CoBank as currently reflected on our Balance Sheet.
Interest Charges
Interest charges increased $231,000, or 7.5%, for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, primarily due to higher short-term debt outstanding and higher interest rates in 2007 compared to 2006. The average short-term debt interest rate during the first six months of 2006 was 5.76%, as compared to 6.32% during the first six months of 2007.
Net Income
Our net income increased $72,000, or 3.1%, for the six months ended June 30, 2007, compared to the same period a year ago. The increase in net income for the six months was primarily due to increases in Artesian Water operating revenues derived from the January 1, 2007 rate increase generated by the 2006 rate case and revenues generated by our SLP Plan.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity for the six months ended June 30, 2007 were $4.7 million provided by cash flow from operating activities, $4.2 million in net contributions and advances from developers, and $18.2 million net proceeds from the issuance of approximately 1,000,000 shares of Class A non-voting common stock. In addition, in July 2007, we completed the sale of an additional 129,000 shares of Class A non-voting common stock, in accordance with the option granted to the underwriters to cover over-allotments associated with our June 2007 stock offering, that resulted in net proceeds of $2.4 million. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions particularly during the summer. A significant part of our ability to maintain and meet our financial objectives is to assure our investments in utility plant and equipment are recovered in the rates charged to customers. As such, from time to time we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.
We invested $11.7 million in capital expenditures during the first six months of 2007 compared to $17.1 million invested during the same period in 2006. The primary focus of Artesian Water’s investment was to continue to provide high quality reliable service to our growing service territory. We have invested $3.0 million through the six months ended June 30, 2007, for the construction of new treatment facilities, to enhance or improve existing treatment facilities, and for the rehabilitation of pumping equipment to better serve our customers. In addition, we are continuing our regional approach to building infrastructure through connecting existing supply infrastructure to new developments and at the same time providing redundancy to existing developments by connecting them to the regional system. These efforts resulted in an investment of $2.4 million in the first six months of 2007. Artesian Wastewater invested $1.5 million in the first six months of 2007 towards construction of two new wastewater treatment facilities in Sussex County, Delaware including the construction of a regional wastewater system. When completed, Artesian Wastewater will have invested approximately $6.5 million in these facilities, which will be capable of serving approximately 1,700 customers. Artesian funded the TMH acquisition using cash on hand.
At June 30, 2007, Artesian Water had lines of credit totaling $40.0 million to meet temporary cash requirements. These revolving credit facilities are unsecured. As of June 30, 2007, we had $40.0 million of available funds under these lines, as we used the proceeds from the common stock issuance to pay off the outstanding balance. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate, or “LIBOR,” plus 1.0% or, at our discretion, the banks’ federal funds rate plus 1.0%. Each bank reviews all of their facilities annually for renewal.

		Less than
Commitments	Committed	1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit (in thousands)	$18	$18	—	—	—
At June 30, 2007, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $10.0 million, respectively, to meet temporary cash requirements. These revolving credit facilities are unsecured. As of June 30, 2007, we had not borrowed funds under any of these lines. The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%. The bank reviews its facilities annually for renewal.
On June 21, 2007, Artesian Water, Artesian Utility, and Artesian Wastewater entered into an agreement with a financial institution to invest excess funds overnight, with interest paid at the overnight $100,000 repurchase rate established each day by the bank. As of June 30, 2007, the interest rate was 5.25%.
We expect to fund our activities for the next twelve months using our available cash balances and bank credit lines, and projected cash generated from operations and the capital markets.
Contractual Obligations

		Payments Due by Period
	Less than	1-3	4-5	After 5
In thousands	1 Year	Years	Years	Years	Total
First Mortgage Bonds (Principal and Interest)	$5,501	$11,001	$11,001	$160,496	$187,999
State revolving fund loans	590	1,180	1,180	6,658	9,608
Operating leases	142	151	61	1,574	1,928
Unconditional purchase obligations	2,787	5,581	5,574	30,677	44,619
Tank painting contractual obligation	374	749	549	—	1,672

Total contractual cash obligations	$9,394	$18,662	$18,365	$199,405	$245,826

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
Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2006 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2006 and also in the notes to our consolidated financial statements contained in this quarterly report on Form 10-Q. We did not adopt any accounting policy in the first six months of 2007 that had a material impact on our financial condition, liquidity or results of operations. Effective January 1, 2007, we adopted the Financial Accounting Standards Board issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), and as described in Note 7 above, determined there was no material impact on our financial condition, liquidity or results of operations.
Caution Regarding forward-looking Statements
Statements in this Quarterly Report on Form 10-Q which express our “belief,” “anticipation” or “expectation,” as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995. Statements regarding our goals, priorities, growth and expansion plans for our water and wastewater subsidiaries, customer base growth opportunities in Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, the impact of weather on our operations and the execution of our strategic initiatives, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, our expectations regarding the acquisitions of Carpenters Point and TMH, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, plans to increase our wastewater treatment operations and other revenue streams less affected by weather, expected contributions in 2007 to our postretirement benefit plan, and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements. Certain factors including changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, changes in economic and market conditions generally, and other matters discussed in our annual report on Form 10-K for the year ended December 31, 2006 could cause results to differ materially from those in the forward-looking statements. While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as representation of the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.
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
At June 30, 2007, Artesian Water had lines of credit of $20.0 million each with two separate financial institutions totaling $40.0 million to meet temporary cash requirements. These revolving credit facilities are unsecured. As of June 30, 2007, we had $40.0 million of available funds under these lines, as we used the proceeds from the common stock issuance to pay off the outstanding balance. The interest rate for borrowings under each of these lines is the London Interbank Offering Rate, or “LIBOR,” plus 1.0% or, at our discretion, the banks’ federal funds rate plus 1.0%. Each bank reviews all of their facilities annually for renewal.
At June 30, 2007, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $10.0 million, respectively, to meet temporary cash requirements. These revolving credit facilities are unsecured. As of June 30, 2007, we had not borrowed funds under these lines. The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%. The bank reviews its facilities annually for renewal. Consequently, our interest expense for short term debt could be materially affected should interest rates change materially and we have material balances outstanding on our lines of credit.
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
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Company held its Annual Meeting of Stockholders on May 16, 2007.
(b) and (c) At the annual meeting, Mr. Norman H. Taylor, Jr. and Mr. William C. Wyer were elected to serve as directors for three year terms and until their respective successors shall be elected and qualified or until their earlier resignation or removal. Only holders of record of the Company’s Class B Common Stock were entitled to vote in respect to the election of directors. Votes were cast as follows with respect to Mr. Taylor’s and Mr. Wyer’s election: 763,606 votes for, 4,072 votes against, no abstentions and no broker non-votes. The following directors continued to serve as directors of the Company immediately after the annual meeting: Mr. Kenneth R. Biederman, Mr. John R. Eisenbrey, Jr. and Ms. Dian C. Taylor.
ITEM 6 — EXHIBITS

10.1	Indemnification Agreement, dated as of March 12, 2007, between Artesian Resources Corporation and KPMG LLP (Filed as Exhibit 99.1 to our report on Form 8-K dated March 16, 2007 and filed with the Securities and Exchange Commission on March 16, 2007 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

32	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: August 8, 2007	By:	/s/ DIAN C. TAYLOR

Dian C. Taylor (Principal Executive Officer)

Date: August 8, 2007	By:	/s/ DAVID B. SPACHT

David B. Spacht (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Indemnification Agreement, dated as of March 12, 2007, between Artesian Resources Corporation and KPMG LLP (Filed as Exhibit 99.1 to our report on Form 8-K dated March 16, 2007 and filed with the Securities and Exchange Commission on March 16, 2007 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

32	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)*

*	Filed herewith