Form 10-Q
period 2007-09-30
ARTESIAN RESOURCES CORP
filed 2007-11-07
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(302) 453 – 6900
(Registrant's telephone number, including area code)

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

☒  Yes                     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐  Yes                     ☒  No

As of October 31, 2007, 6,399,536 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION

Index

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

	September 30, 2007	December 31, 2006
ASSETS
Utility plant, at original cost less accumulated depreciation	$267,462	$253,182
Current assets
Cash and cash equivalents	8,867	1,414
Accounts receivable, net	5,269	3,416
Unbilled operating revenues	3,716	2,655
Materials and supplies-at cost on FIFO basis	1,137	1,054
Prepaid property taxes	1,589	924
Prepaid expenses and other	1,270	782
Total current assets	21,848	10,245
Other assets
Non-utility property (less accumulated depreciation 2007-$171; 2006-$146)	294	307
Other deferred assets	4,001	3,745
Total other assets	4,295	4,052
Regulatory assets, net	1,750	1,881
	$295,355	$269,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$7,279	$6,086
Additional paid-in capital	65,086	45,052
Retained earnings	12,648	10,662
Total stockholders' equity	85,013	61,800
Long-term debt, net of current portion	91,799	92,073
	176,812	153,873

Current liabilities
Lines of Credit	---	7,906
Current portion of long-term debt	315	310
Accounts payable	2,515	2,790
Accrued expenses	2,889	3,287
Overdraft payable	3,886	1,990
Deferred income taxes	535	284
Interest accrued	483	360
Customer deposits	653	472
Other	2,224	1,723
Total current liabilities	13,500	19,122
Deferred credits and other liabilities
Net advances for construction	24,195	24,991
Postretirement benefit obligation	927	927
Deferred investment tax credits	744	765
Deferred income taxes	24,829	21,505
Total deferred credits and other liabilities	50,695	48,188
Commitments and contingencies
Net contributions in aid of construction	54,348	48,177
	$295,355	$269,360

See notes to the consolidated financial statements.

Index

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share amounts)

	For the Quarter
	Ended September 30,
	2007	2006
OPERATING REVENUES
Water sales	$13,853	$12,231
Other utility operating revenue	357	267
Non-utility revenue	836	374
Gain on sale of land	---	1,322
	15,046	14,194

OPERATING EXPENSES
Utility operating expenses	6,389	6,240
Non-utility operating expenses	619	289
Depreciation and amortization	1,339	1,237
State and federal income taxes	1,814	1,599
Property and other taxes	750	648
	10,911	10,013

OPERATING INCOME	4,135	4,181

OTHER INCOME, NET
Allowance for funds used during construction	78	100
Miscellaneous	42	(31)

INCOME BEFORE INTEREST CHARGES	4,255	4,250

INTEREST CHARGES	1,492	1,643

NET INCOME	$2,763	$2,607

INCOME PER COMMON SHARE:
Basic	$0.38	$0.43

Diluted	$0.37	$0.42

CASH DIVIDEND PER COMMON SHARE	$0.1660	$0.15

AVERAGE COMMON SHARES OUTSTANDING
Basic	7,277	6,065

Diluted	7,425	6,247

See notes to the consolidated financial statements.

Index

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Nine Months Ended September 30,
	2007	2006
OPERATING REVENUES
Water sales	$36,505	$33,253
Other utility operating revenue	1,259	779
Non-utility revenue	1,799	1,342
Gain on sale of land	---	1,322
	39,563	36,696

OPERATING EXPENSES
Utility operating expenses	19,632	18,210
Non-utility operating expenses	1,217	892
Depreciation and amortization	3,842	3,422
State and federal income taxes	3,420	3,127
Property and other taxes	2,131	1,922
	30,242	27,573

OPERATING INCOME	9,321	9,123

OTHER INCOME, NET
Allowance for funds used during construction	213	219
Miscellaneous	464	349

INCOME BEFORE INTEREST CHARGES	9,998	9,691

INTEREST CHARGES	4,808	4,729

NET INCOME	$5,190	$4,962

INCOME PER COMMON SHARE:
Basic	$0.78	$0.82

Diluted	$0.77	$0.80

CASH DIVIDEND PER COMMON SHARE	$0.492	$0.45

AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,619	6,047

Diluted	6,771	6,232

See notes to the consolidated financial statements.

Index

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
Unaudited
(In thousands)

	For the Nine Months
	Ended September 30,
	2007	2006

Balance, beginning of period	$10,662	$10,330
Net income	5,190	4,962
	15,852	15,292
Less: Dividends	3,204	2,742
Stock Split	---	2,024
Balance, end of period	$12,648	$10,526

See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Nine Months
	Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$5,190	$4,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,842	3,422
Deferred income taxes, net	3,554	3,116
Stock Compensation	108	252
Allowance for funds used during construction	(213)	(219)
Gain on sale of land	---	(1,322)
Changes in assets and liabilities:
Accounts receivable, net	(1,853)	(334)
Income tax payable	---	(260)
Unbilled operating revenues	(1,061)	(788)
Materials and supplies	(83)	(38)
Prepaid property taxes	(665)	(536)
Prepaid expenses and other	(488)	(330)
Other deferred assets	(338)	(169)
Regulatory assets	131	86
Postretirement benefit obligation	---	(54)
Accounts payable	(275)	393
Accrued expenses	(398)	1,650
Interest accrued	123	232
Customer deposits and other, net	682	(166)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,256	9,897

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of AFUDC	(18,588)	(25,054)
Investment in Aquastructure	---	37
Proceeds from sale of land	---	1,330
Proceeds from sale of assets	24	10
NET CASH USED IN INVESTING ACTIVITIES	(18,564)	(23,677)

Index

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Unaudited
(In thousands)

	For the Nine Months
	Ended September 30,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayment) under line of credit agreements	(7,906)	5,855
Overdraft payable	1,896	238
Net advances and contributions in aid of construction	6,042	10,472
Principal repayments of long-term debt	(269)	(258)
Net proceeds from issuance of common stock	21,119	1,059
Dividends	(3,204)	(2,742)
Deferred debt issuance costs	83	30

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,761	14,654

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,453	874

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,414	1,359

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,867	$2,233

Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,554	$4,316

Income taxes paid	$610	$261

See notes to the consolidated financial statements.

Index

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Artesian Resources Corporation, or Artesian Resources, operates as a holding company, whose income is derived from the earnings of our six wholly owned subsidiaries and our one-third interest in AquaStructure Delaware, L.L.C., a limited liability corporation that is inactive.  The terms “we”, “our”, “Artesian” and the “Company” as used herein refer to Artesian Resources and its subsidiaries.

On July 20, 2007, the Maryland Public Service Commission approved Artesian Resources’ acquisition of the Carpenters Point Water Company.  The acquisition was completed on August 7, 2007 in a transaction accounted for under Statement of Financial Accounting Standards No. 141 “Business Combinations” (SFAS 141) and the results of operations are included in the Consolidated Statement of Income as of the August 7, 2007 date of acquisition.  Carpenters Point Water Company serves a 130 home community in Cecil County, Maryland near the Interstate 95 growth corridor between Philadelphia and Baltimore and has sufficient groundwater supply and elevated water storage to serve additional customers in the undeveloped portions of its franchise and surrounding area.  Carpenters Point Water Company has been renamed Artesian Water Maryland, Inc., or Artesian Maryland.

Artesian Water Company, Inc., or Artesian Water, our principal subsidiary, is the oldest and largest public water utility on the Delmarva Peninsula, and has been providing water service since 1905.  Artesian Water distributes and sells water to residential, commercial, industrial, governmental, municipal and utility customers throughout Delaware.  In addition, Artesian Water provides services to other water utilities, including operations and billing functions, and has contract operation agreements with 20 private and municipal water providers.

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

Stock Compensation Plans

We maintain an equity compensation plan that provides for grants of stock options and restricted stock awards and other forms of stock compensation to our directors, officers and key employees.  Prior to May 25, 2005, we maintained three stock compensation plans.  No further equity compensation can be issued under those plans.  On May 25, 2005, the Company’s stockholders approved a new Equity Compensation Plan, or the Plan, which authorized up to 750,000 shares of Class A Non-Voting Common Stock for issuance.  The terms and vesting schedules for options granted under the Plan may vary and are set at the time of grant by the Compensation Committee of the Board of Directors.  Approximately $108,000 in compensation expense was recorded during the nine months ended September 30, 2007 for stock options issued under the Plan.  For the nine months ended September 30, 2006 an expense of approximately $252,000 was recorded for stock options, stock bonus grants and related tax.

Index

Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards No. 123(R), "Share-Based Payment", and related interpretations ("SFAS No. 123R") using the modified-prospective transition method.  Under this method, compensation cost recognized included (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123R and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.  We use the modified prospective method and estimate the fair value of each option grant using the Black-Scholes option pricing model.  For the nine month period ending September 30, 2007 an expense of $108,000 has been realized for options granted in May 2007 and May 2006, as amortized over the 12-month vesting period.  In comparison, for the same period last year, $252,000 in expense was recorded for stock awards and related tax granted in March and April 2006, and $50,000 recorded for stock options granted in May 2006.  The stock awards were fully vested on the date of grant and were valued at the fair value on the date of the grant.  All options were granted at market value with a 10 year option term with a vesting period of one year from the dates of grant, May 16, 2007 and May 12, 2006.  The fair value of the options that were granted in 2007 and 2006 were estimated using a Black-Scholes-Merton option-pricing formula, applying the following assumptions:

	2007	2006
Expected Dividend Yield	3.250%	2.930%
Expected Stock Price Volatility	0.272	0.238
Weighted Average Risk-Free Interest Rate	4.690%	5.030%
Weighted Average Expected Life of Options (in years) years)	6.650	3.260

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

The following summary reflects changes in the shares of Class A Non-Voting Common Stock under option:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)
Plan options
Outstanding at January 1, 2007	595,699	$13.832
Granted	33,750	$19.558
Exercised	(37,512)	$7.613
Canceled	---	N/A

Outstanding at September 30, 2007	591,937	$14.553	5.58	$2,809
Options exercisable at September 30, 2007	558,187	$14.250	5.34	$2,809

The total intrinsic value of options exercised for the nine months ended September 30, 2007 was approximately $444,000.

Index

The following summary reflects changes in the non-vested shares of Class A Stock under option:

Non-vested Shares	Option Shares	Weighted Average Grant -Date Fair Value Per Option
Non-vested at January 1, 2007	33,750	$3.809
Granted	33,750	$4.847
Vested	33,750	$3.809
Canceled	---	N/A
Non-vested at September 30, 2007	33,750	$4.847

As of September 30, 2007, there was $102,000 of total unrecognized expense related to non-vested option shares granted under the Plan.  That cost will be recognized over the remaining vesting period of the unvested options.

NOTE 2 – BASIS OF PRESENTATION

The unaudited Consolidated Financial Statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company's annual report on Form 10-K.  Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company's annual report on Form 10-K for fiscal year 2006 and the Quarterly Report on Form 10-Q for the quarters ended March 31 and June 30, 2007.

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements reflect all normal recurring adjustments necessary to present fairly the Company's balance sheet position as of September 30, 2007 and the results of operations for the nine month and quarterly periods ended September 30, 2007 and 2006 and cash flows for the nine month periods ended September 30, 2007 and 2006.

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

	Unaudited
	September 30, 2007	December 31, 2006
	(in thousands)
Postretirement benefit obligation	$983	$1,027
Deferred income taxes recoverable in future rates	570	582
Expense of rate proceedings	190	257
Other	7	15
	$1,750	$1,881

Index

Expenses related to the Net Periodic Pension Cost for the postretirement benefit obligation are as follows:

	Unaudited
For the Nine Months Ended September 30,	2007	2006
	(in thousands)
Net Periodic Pension Cost
Interest Cost	$37	$39
Amortization of Net Gain	(17)	(21)
Amortization of Transition Obligation	6	6

Total Net Periodic Benefit Cost	$26	$24

Contributions

Artesian Water contributed $70,000 to its postretirement benefit plan in the first nine months of 2007 and expects to contribute another $23,000 for the remainder of the year.  These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company’s eligible retired employees.

NOTE 4 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.  The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Quarter		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Average common shares outstanding during the period for Basic computation	7,277	6,065	6,619	6,047
Dilutive effect of employee stock options	148	182	152	185

Average common shares outstanding during the period for Diluted computation	7,425	6,247	6,771	6,232

Equity per common share was $11.68 and $10.11 at September 30, 2007 and 2006, respectively.  These amounts were computed by dividing common stockholders' equity by the number of shares of common stock outstanding on September 30, 2007 and 2006, respectively.

NOTE 5 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

Index

NOTE 6 - RATE PROCEEDINGS

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

Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC.  This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility’s overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied can not exceed 5% within any 12-month period.  During the first nine months of 2006 we earned approximately $225,000 in revenue.  We did not have DSIC in effect during 2007.

NOTE 7 – INCOME TAXES

In June 2006, the Financial Accounting Standards Board issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which became effective for the Company as of January 1, 2007.  FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.  The Company adopted this statement effective January 1, 2007 and after analyzing Artesian’s various tax positions determined that no further entry, recognition or derecognition were required.  The Company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.  There were no such charges for the period ended September 30, 2007.  Additionally, there were no accruals relating to interest or penalties as of September 30, 2007.  The Company remains subject to examination by federal authorities for the 2004, 2005 and 2006 tax years and by state authorities for the tax years 2004 through 2006.

NOTE 8 – STOCK OFFERING

On June 19, 2007, the Company completed the sale of 1,000,000 shares of its Class A Non-Voting Common Stock.  The net proceeds of approximately $18.2 million were used to reduce borrowing on Artesian Water’s lines of credit, with the balance currently placed in temporary cash investments available and intended to be used to fund future capital expenditures anticipated to be incurred by Artesian Water and Artesian Wastewater.

On July 10, 2007, the Company completed the sale of an additional 129,000 shares of its Class A Non-Voting Common Stock, in accordance with the option granted to the underwriters to cover over-allotments associated with our June 2007 stock offering.  The net proceeds of approximately $2.3 million were placed in temporary cash investments available and intended to be used to fund future capital expenditures anticipated to be incurred by Artesian Water and Artesian Wastewater.

Index

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE PERIOD ENDED September 30, 2007

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

While customer growth in our utility subsidiaries continued to be a major focus in the first nine months of 2007, we aggressively seek opportunities that produce revenue streams that are not as directly affected by weather.  These opportunities include the efforts of Artesian Utility, which is actively pursuing opportunities to design, build and operate water and wastewater facilities throughout Delaware and surrounding areas on the Delmarva Peninsula, and Artesian Wastewater, which began providing wastewater services to customers in Delaware as a regulated public wastewater service company in July 2005.  The opportunities generated through our wastewater service companies may provide additional service territory for the regulated water subsidiary or may provide contract operations services for municipalities or other regulated entities.  We will continue to focus attention on expanding our contract operations opportunities with municipalities and private water providers on the Delmarva Peninsula.

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

We believe additional growth for Artesian will be developed in the Maryland counties on the Delmarva Peninsula.  In furtherance of our strategic initiative, on August 7, 2007, the Company completed the acquisition of the Carpenters Point Water Company in a transaction accounted for under SFAS 141.  Carpenters Point serves a 130 home community in Cecil County, Maryland located near the Interstate 95 growth corridor, between Philadelphia and Baltimore.  This acquisition is expected to provide sufficient groundwater supply and elevated water storage to serve additional customers in the undeveloped portions of the Carpenters Point franchise and surrounding area.  The Maryland Public Service Commission approved the acquisition on July 20, 2007.

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

Index

REGULATORY MATTERS AND INFLATION

As of September 30, 2007, we had approximately 74,800 metered water customers, approximately 360 wastewater customers, and served a population of approximately 250,000 (including contract services), representing approximately 29% of Delaware's total population.  Increases in the number of customers served by Artesian Water and Artesian Wastewater contributed to increases in our operating revenues.  The Delaware Public Service Commission PSC regulates both Artesian Water's and Artesian Wastewater’s rates charged for service, the sale and issuance of securities and other matters.  Artesian Maryland is subject to the regulatory jurisdiction of the Maryland Public Service Commission.

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

Results of Operations – Analysis of the Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Operating Revenues

Revenues totaled $15.0 million for the three months ended September 30, 2007, $0.8 million, or 6.0% above revenues for the three months ended September 30, 2006 of $14.2 million.  Water sales revenues increased 13.3% for the three months ended September 30, 2007, over the corresponding period in 2006. Water sales revenue for the three months ended September 30, 2007 was positively impacted as a result of increased outdoor usage for irrigation due to generally dry weather conditions in our typically peak usage months.  The increase in water sales also reflects increases in water rates.  As permitted under Delaware law, a 5.9% increase in rates was placed in effect on July 10, 2006 pending conclusion of our filing with the PSC for rate relief.  As a result of the December 19, 2006 PSC approval of a settlement agreement, water rates were further adjusted effective January 1, 2007 to reflect a total approved increase of 11% with an additional 3% second step increase in rates that became effective July 24, 2007 upon completion of our issuance of common stock. A portion of the increase in water sales revenue reflects a 2.0% increase in the number of customers served.  We realized 92.1% of our total revenue for the three months ended September 30, 2007 from the sale of water.  During the same period last year we realized 86.2% of our total revenue for water sales, which included a recognition of a gain on the sale of land by Artesian Development of $1.3 million.

Index

Other utility operating revenue increased $90,000 for the three months ended September 30, 2007, or 33.7%, from $267,000 in 2006 to $357,000 for the same period in 2007.  This increase was primarily due to an increase in our regulated wastewater operations, which had a $67,000 increase in operating subsidies and a $46,000 increase in monthly service charges for the quarter ended September 30, 2007 as compared to the same period in 2006.  Several of Artesian Wastewater’s contracts require developers to pay a one-time contribution toward the cost of infrastructure and a subsidy to defray the expense of operating the wastewater facility through its start up period, as each customer is added to the system.

Non utility operating revenue increased $462,000 for the three months ended September 30, 2007, or 123.5%, from $374,000 in 2006 to $836,000 for the same period in 2007.  This increase was primarily due to an increase in Artesian Utility  operations, which had a $321,000 increase for the construction of a water treatment facility in Cecil County, Maryland.  A portion of the increase, approximately $104,000, includes revenue for wastewater collection system inspection fees.  The increase in revenue also includes a $13,000 increase in Service Line Protection Plan, or SLP Plan, revenue.  The SLP Plan provides coverage for all material and labor required to repair or replace participants’ leaking water service lines up to an annual limit.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.6 million, or 8.1%, to $7.8 million for the three months ended September 30, 2007, compared to $7.2 million for the same period in 2006.  The components of the increase in operating expenses included an increase in utility operating expenses of $149,000 and an increase in property taxes of $102,000.  Non-utility operating expenses increased $330,000 in the third quarter of 2007, or 114.2%, compared to the same period last year.

The increase in utility operating expense of $149,000 for the quarter ended September 30, 2007, or 2.4%, over the same period in 2006, is comprised of increases in payroll and employee benefits costs and administration expense. These increases were offset by a reduction in purchased water expense.

Payroll and employee benefit expense increased $186,000, or 6.2%, compared to the same period in 2006, primarily due to increases in employee count, employee wages and medical insurance premiums.

Administration expense increased $133,000, or 16.2%, compared to the same period in 2006, primarily due to an increase in temporary employment services, directors’ fees, and employee training related to the conversion of our financial reporting system .

The increases were offset by a reduction of $220,000, or 25.4%, in purchased water.  This decrease was primarily due to the expiration in December 2006 of our purchased water contract with the City of Wilmington.  That contract had required minimum purchases.  The decrease was partially offset by a $26,000 increase in purchases from the Chester Water Authority.

Non-utility expense increased approximately $330,000 for the three months ended September 30, 2007, from the three months ended September 30, 2006, due to more project activity as compared to the same period in 2006.

Property taxes increased by $102,000, or 15.7%, compared to the same period in 2006, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and increases in the amount of plants owned by Artesian.  Property taxes are assessed on land, buildings and certain utility plants, which includes the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 51.6% for the three months ended September 30, 2007, compared to 50.6% for the three months ended September 30, 2006.

Depreciation and amortization expense increased $102,000, or 8.3%, over the three months ended September 30, 2007 as compared to the same period in 2006, due to continuing investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and State income tax expense increased $215,000 due to higher profitability for the three months ended September 30, 2007, compared to the three months ended September 30, 2006.

Index

Other Income, Net

Our Allowance for Funds Used During Construction, or AFUDC, decreased $22,000, or 22.0%, compared to the same period in 2006, as a result of lower long-term construction activity subject to AFUDC for the third quarter of 2007 compared to the same period in 2006.

Interest Charges

Interest charges decreased $151,000, or 9.2%, for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, primarily because we used the proceeds from our June 2007 equity issuance to pay off the outstanding balances of our short term debt.

Net Income

Our net income increased $156,000, or 6.0%, for the three months ended September 30, 2007, compared to the same period a year ago.  The increase in net income for the three months was primarily due to higher operating income margins and from our non-utility subsidiaries in the third quarter compared to the same period a year ago. The increase also reflects more water consumption due to drier weather and higher water rates compared to the same period a year ago and lower interest expense as a result of repayment of our outstanding lines of credit with the proceeds from our stock issuance.

Results of Operations – Analysis of the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Operating Revenues

Revenues totaled $39.6 million for the nine months ended September 30, 2007, $2.9 million, or 7.8% above revenues for the nine months ended September 30, 2006, of $36.7 million.  Water sales revenues increased 9.8% for the nine months ended September 30, 2007, over the corresponding period in 2006.  We realized 92.3% of our total revenue for the nine months ended September 30, 2007 from the sale of water. During the same period last year we realized 90.6% of our total revenue, which included a recognition of a gain on the sale of land by Artesian Development of $1.3 million.  Water sales revenue for the nine months ended September 30, 2007 was positively impacted as a result of increased outdoor usage for irrigation due to generally dry weather conditions in our typically peak usage months. The increase in water sales also reflects increases in water rates. As permitted under Delaware law, a 5.9% increase in rates was placed in effect on July 10, 2006 pending conclusion of our filing with the PSC for rate relief. As a result of the December 19, 2006 PSC approval of a settlement agreement, water rates were further adjusted effective January 1, 2007 to reflect a total approved increase of 11% with an additional 3% second step increase in rates that became effective July 24, 2007 upon completion of our issuance of common stock. A portion of the increase in water sales revenue reflects a 2.0% increase in the number of customers served. This increase was moderated by a decrease in revenue related to the DSIC, which was not in effect during the first nine months  of 2007 but generated $225,000 in revenue during the first nine months  of 2006.  Further, there was an adjustment of $154,000 related to our 2004 rate case reserve in January 2006.

The increase in other utility operating revenue of $480,000, or 61.6%, was primarily due to increases in operational subsidies paid by developers for various wastewater plants, compared to the same period last year.  Several of Artesian Wastewater’s contracts require developers to pay a one-time contribution toward the cost of infrastructure and a subsidy to defray the expense of operating the wastewater facility through its start up period, as each customer is added to the system.  The increase in operational subsidies accounted for $324,000 of the increase, while monthly service charges for our wastewater customers increased by $145,000 over the same period last year.

The increase in the non-utility revenues in the amount of $457,000 was due to an increase in wastewater construction activity compared to the same period last year.  This is in addition to a $146,000 increase in SLP Plan revenue.  The SLP Plan provides coverage for all material and labor required to repair or replace participants’ leaking water service lines up to an annual limit.

Index

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $2.0 million, or 9.3%, to $23.0 million for the nine months ended September 30, 2007, compared to $21.0 million for the same period in 2006.  The components of the increase in operating expenses included an increase in utility operating expenses of $1.4 million and an increase in property taxes of $209,000.  Non-utility operating expenses increased $325,000 in the first nine months of 2007, or 36.4%, compared to the same period last year.

The increase in utility operating expense of $1.4 million for the nine months ended September 30, 2007, or 7.8%, over the same period in 2006, is comprised of increases in purchased power expense, payroll and employee benefits, administration expense and repair and maintenance expense.  These increases were offset by a decrease to purchased water expense.

Purchased power expense increased $447,000, or 34.6%, compared to the same period in 2006, due to an increase in electric rates of approximately 92% effective May 2006.  Price caps instituted by electric restructuring legislation in Delaware in 1999 were lifted in 2006, resulting in extreme price increases for all of Delmarva Power's customers.  Artesian sought to mitigate these increases by signing a two-year supply contract with another provider at a fixed price in May 2006.

Payroll and employee benefit expense increased $629,000, or 6.8%, compared to the same period in 2006, primarily due to increases in employee count, employee wages and medical insurance premiums.

Administration expense increased $423,000, or 15.9%, compared to the same period in 2006, primarily due to an increase of $233,000 in temporary employment services used by Artesian Water. There was also an increase of $132,000 in directors’ fees due to increased frequency of meetings and fee increases. Employee training has increased as well compared to the same period in 2006 primarily due to the conversion of our financial reporting system scheduled for implementation in January 2008.

Repair and maintenance expense increased by $348,000, or 28.4%, compared to the same period in 2006, due primarily to a $189,000 increase in our tank painting expense.  A new five year agreement, which began July 2006, to paint a specified number of water storage tanks was negotiated with a contractor following completion of a previous five year agreement in 2005.  Increased expenses were also seen for additional carbon filter water treatment replacements, repair of mains in Sussex County, Delaware, and security expense for recently completed facilities.

Purchased water expense decreased $592,000 compared to the same period a year ago. During the first nine months of 2006, our purchased water expense attributable to the City of Wilmington was $282,000, compared to an expense of $2,000 in the same period of 2007. We did not renew a contract with the City of Wilmington upon its expiration in December 2006 that had required minimum annual water purchases. The remaining decrease is due to less water purchased from Chester Water Authority during the first nine months of 2007 compared to the same period a year ago.

Property taxes increased by $209,000, or 10.9%, compared to the same period in 2006, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and increases in the amount of plants owned by Artesian.  Property taxes are assessed on land, buildings and certain utility plant, which includes the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 58.1% for the nine months ended September 30, 2007, compared to 57.3% for the nine months ended September 30, 2006.

Depreciation and amortization expense increased $420,000, or 12.3%, over the nine months ended September 30, 2006, due to increases in our utility plant in service providing supply, treatment, storage and distribution of water.

Federal and State income tax expense increased $293,000, or 9.4%, due to higher profitability for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.

Other Income, Net

Our AFUDC decreased $6,000, or 2.7%, compared to the same period in 2006, as a result of lower long-term construction activity subject to AFUDC for the first nine months of 2007 compared to the same period in 2006.  Miscellaneous Income increased $115,000 primarily due to income earned on our temporary investments and recording dividends associated with our investment in CoBank.  CoBank is a cooperative bank that distributes equity and cash income to its customer-owners.  Our ownership interest in CoBank is the result of our issuance of $50 million in First Mortgage Bonds to CoBank as currently reflected on our Balance Sheet.

Index

Interest Charges

Interest charges increased $79,000, or 1.7%, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, primarily due to higher average short-term debt outstanding and higher interest rates in 2007 compared to 2006.  The average short-term debt interest rate during the first nine months of 2006 was 5.76%, as compared to 6.32% during the first nine months of 2007.

Net Income

Our net income increased $228,000, or 4.6%, for the nine months ended September 30, 2007, compared to the same period a year ago.  The increase in net income for the nine months was primarily due to increases in Artesian Water operating revenues derived from the 2007 rate increases, drier weather, revenues generated by our SLP Plan and increased activity in contract operations of Artesian Utility.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the nine months ended September 30, 2007 were $8.3 million provided by cash flow from operating activities, $6.0 million in net contributions and advances from developers, and $20.5 million net proceeds from the issuance of approximately 1,129,000 shares of Class A non-voting common stock. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to assure our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

We invested $18.6 million in capital expenditures during the first nine months of 2007 compared to $25.0 million invested during the same period in 2006.  These reduced investments are attributable to several factors, including value engineering of capital projects, regionalization to avoid construction of new facilities, and, to a lesser extent, the general slowdown in the housing market.  The primary focus of Artesian Water’s investment was to continue to provide high quality reliable service to our growing service territory.  We have invested $3.9 million through the nine months ended September 30, 2007, for the construction of new treatment facilities, to enhance or improve existing treatment facilities, and for the rehabilitation of pumping equipment to better serve our customers. In addition, we are continuing our regional approach to building infrastructure through connecting existing supply infrastructure to new developments and at the same time providing redundancy to existing developments by connecting them to the regional system.  These efforts resulted in an investment of $4.5 million in the first nine months of 2007. Artesian Wastewater invested $1.8 million in the first nine months of 2007 towards construction of  two new wastewater treatment facilities in Sussex County, Delaware including the construction of a regional wastewater system.  When completed, Artesian Wastewater will have invested approximately $6.5 million in these facilities, which will be capable of serving approximately 1,700 customers.  Artesian funded the TMH acquisition and Carpenters Point acquisition using cash on hand.

At September 30, 2007, Artesian Water had lines of credit totaling $40.0 million to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of September 30, 2007, we had $40.0 million of available funds under these lines, as we used the proceeds from the June 2007 common stock issuance to pay off the outstanding balance.  The interest rate for borrowings under each of these lines is the London Interbank Offering Rate, or “LIBOR,” plus 1.0% or, at our discretion, the banks’ federal funds rate plus 1.0%.  Each bank reviews all of their facilities annually for renewal.

Index

Commitments	Committed		Less than 1 Year		1-3 Years	4-5 Years	Over 5 Years

Lines of Credit (in thousands)	$	-----	$	-----	---	---	---

At September 30, 2007, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $10.0 million, respectively, to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of September 30, 2007, we had not borrowed funds under any of these lines.  The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%.  The bank reviews its facilities annually for renewal.

On June 21, 2007, Artesian Water, Artesian Utility, and Artesian Wastewater entered into an agreement with a financial institution to invest excess funds overnight, with interest paid at the overnight $100,000 repurchase rate established each day by the bank.  As of September 30, 2007, the interest rate was 3.5%. We expect to fund our activities for the next twelve months using our available cash balances and bank credit lines, plus projected cash generated from operations and the capital markets.

Contractual Obligations
	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First Mortgage Bonds (Principal and Interest)	$5,501	$11,001	$11,001	$160,496	$187,999
State revolving fund loans	79	1,180	1,180	6,658	9,097
Operating leases	167	306	114	1,574	2,161
Unconditional purchase obligations	2,787	5,581	5,574	30,677	44,619
Tank painting contractual obligation	374	749	549	0	1,672
Total contractual cash obligations	$8,908	$18,817	$18,418	$199,405	$245,548

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

Index

Our critical accounting policies are described in Management's Discussion and Analysis included in our annual report on Form 10-K for the year ended December 31, 2006.  There have been no changes in these accounting policies.  Our significant accounting policies are described in our 2006 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2006.

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2006 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2006 and also in the notes to our consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first nine months of 2007 that had a material impact on our financial condition, liquidity or results of operations.

CAUTION  REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q which express our “belief,” “anticipation” or “expectation,” as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans for our water and wastewater subsidiaries, customer base growth opportunities in Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, the impact of weather on our operations and the execution of our strategic initiatives, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, plans to increase our wastewater treatment operations and other revenue streams less affected by weather, expected contributions in 2007 to our postretirement benefit plan, and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors including changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, changes in economic and market conditions generally, and other matters discussed in our annual report on Form 10-K for the year ended December 31, 2006 could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so other than as required by under the federal securities laws and you should not rely on any forward-looking statement as representation of the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

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

At September 30, 2007, Artesian Water had lines of credit of $20.0 million each with two separate financial institutions totaling $40.0 million to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of September 30, 2007, we had $40.0 million of available funds under these lines, as we used the proceeds from the June 2007 common stock issuance to pay off the outstanding balance.  The interest rate for borrowings under each of these lines is the London Interbank Offering Rate, or “LIBOR,” plus 1.0% or, at our discretion, the banks’ federal funds rate plus 1.0%.  Each bank reviews all of their facilities annually for renewal.

At September 30, 2007, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $10.0 million, respectively, to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of September 30, 2007, we had not borrowed funds under these lines.  The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%. The bank reviews its facilities annually for renewal.  Consequently, our interest expense for short term debt could be materially affected should interest rates change materially and we have material balances outstanding on our lines of credit.

Index

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  We depend on the availability of capital for expansion, construction and maintenance.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6 - EXHIBITS

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

ARTESIAN RESOURCES CORPORATION

Date: November 7, 2007	By: /s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: November 7, 2007	By: /s/ DAVID B. SPACHT
David B. Spacht (Principal Financial and Accounting Officer)

Index

INDEX TO EXHIBITS

Exhibit Number	Description

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