Form 10-K
period 2007-12-31
ARTESIAN RESOURCES CORP
filed 2008-03-12
CIK 863110

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
OR
☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-18516

ARTESIAN RESOURCES CORPORATION
--------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware	51-0002090
--------------------------------------------------------------------	-------------------------------------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

664 Churchmans Road, Newark, Delaware 19702
------------------------------------------------------------------
Address of principal executive offices

(302) 453 – 6900
-----------------------------------------------------------
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Non-Voting Common Stock	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐	Yes	☑	No

Indicate by check mark if the registrant is not required to file report reports pursuant to Section 13 or Section 15(d) of the Act.

☐	Yes	☑	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑	Yes	☐	No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12(b)-2 of the Exchange Act.:

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Small reporting company ☐

Indicate by check mark whether the registrant is a shell company ( as defined in Exchange Act Rule 12b-2)

☐	Yes	☑	No

The aggregate market value of the Class A Non-Voting Common Stock and Class B Common Stock held by non-affiliates of the registrant at June 30, 2007 was $115,214,000 and $7,402,000, respectively.  The aggregate market value of Class A Non-Voting Common Stock was computed by reference to the closing price of such class as reported on the Nasdaq National Market on June 30, 2007.  The aggregate market value of Class B Common Stock was computed by reference to the last reported trade of such class as reported on the OTC Bulletin Board as of June 30, 2007, which trade date was June 27, 2007.

As of March 7, 2008, 6,435,473 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

PART I

Item 1. Business.

General

Artesian Resources Corporation, or “Artesian Resources” operates as the parent holding company of Artesian Water Company, Inc., or “Artesian Water,” Artesian Water Pennsylvania, Inc., or “Artesian Water Pennsylvania,” Artesian Water Maryland, Inc, or “Artesian Water Maryland,” Artesian Wastewater Management, Inc., or “Artesian Wastewater,” each a regulated public utility, and two non-regulated subsidiaries; Artesian Utility Development, Inc., or “Artesian Utility,” and Artesian Development Corporation, or “Artesian Development.”  The terms "we," "our" and the "Company" as used herein refer to Artesian Resources and its subsidiaries.  The business activity conducted by each of our subsidiaries is discussed below under separate headings.

The Company has no collective bargaining agreements with any of its employees, and its work force is not union organized or union represented.  As of December 31, 2007, we employed 205 full-time and 4 part-time employees.  Of these employees, 15 were officers and managers; 128 were employed as operations personnel, including engineers, technicians, draftsman, maintenance and repair persons, meter readers and utility personnel; and 57 were employed in the accounting, budgeting, information systems, human resources, customer relations, public relations and conservation departments.  The remaining 9 employees were administrative personnel.  We believe that our employee relations are good.

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

Our current market area is the Delmarva Peninsula.  Our largest service area is primarily in the State of Delaware, which had a population of approximately 865,000 at July 1, 2007.  According to the US Census Bureau, Delaware's population increased an estimated 10.4% from 2000 to 2007, as compared to the nationwide growth rate of approximately 7.2%.  Substantial portions of Delaware, particularly outside of New Castle County, are not served by a public water system and represent potential opportunities for Artesian Water to obtain new exclusive franchised service areas.  We continue to focus resources on developing and serving existing service territories and obtaining new territories throughout the State.  In 2007, we added approximately 15 square miles of franchised water service area.

In addition, we have expanded the provision of our services into Maryland.  Cecil County has designated the Interstate 95 corridor as a preferred growth area for business and residential expansion.  Recently, the federal Base Re-Alignment and Closure Commission announced the relocation of approximately 14,000 jobs to nearby Aberdeen, Maryland by 2011.  The Wilmington Metropolitan Area Planning Commission projects Cecil County will grow 86 percent between 2000 and 2030 and the Maryland Department of Planning projects that Cecil County will experience the highest rate of household growth through 2025 of any jurisdiction in the state.  We have entered into interconnection agreements with the towns of Elkton and Chesapeake City, Maryland to sell water to them.  Construction of the transmission main to Elkton is expected to begin in the spring and we anticipate supplying water to the town by summer 2008.  Additional approvals are necessary to construct the transmission line to Chesapeake City.

On August 7, 2007, we completed the acquisition of the Carpenters Point Water Company, which served a 141 home community near the I-95 growth corridor in Cecil County, Maryland.  Also, we have entered into an agreement to purchase the Mountain Hill Water Company, which currently serves two commercial accounts in the Principio Business Park and which is located within Cecil County’s designated growth corridor.  We have also been selected by Cecil County as the water and wastewater utility to serve a designated service territory within the growth corridor and we are in negotiations with the County regarding terms of the water and wastewater franchise agreements for the area.

Artesian Water

Artesian Water, our principal subsidiary, is the oldest and largest public water utility in the State of Delaware and has been providing water service within the state since 1905.  It was organized in 1927 as the successor to the Richardson Park Water Company, founded in 1905.  In 1984, the name of Artesian Water Company was changed to Artesian Resources Corporation and the utility assets were contributed to the newly formed subsidiary, Artesian Water.  Artesian Water distributes and sells water to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware.  As of December 31, 2007, we had approximately 75,100 metered customers and served a population of approximately 250,000 (including contract services), representing approximately 29% of Delaware's total population.  We also provide water for public and private fire protection to customers in our service territories.  Our gross water sales revenue for 2007 was approximately $48.5 million, which was 92.3% of total operating revenues for the consolidated group.  Our water customer base is diversified among residential, commercial, and industrial customers.  Residential customers account for 94% of our customer base, 5% are commercial entities, and the remaining 1% are industrial and other.  Whereas, residential customers account for 58% of our total revenue, 22% is from commercial entities and the remaining 20% is from industrial and other customers.

Substantially all of our water customers are metered, which allows us to measure and bill for our customers’ water consumption.  Demand for water during the warmer months is generally greater than during cooler months due primarily to additional customer requirements for water in connection with cooling systems, swimming pools, irrigation systems and other outside water use.  Throughout the year, and particularly during typically warmer months, demand for water will vary with temperature and rainfall.  In the event that temperatures during the typically warmer months are cooler than expected, or there is more rainfall than expected, the demand for water may decrease and our revenues may be adversely affected.

In Delaware, a Certificate of Public Convenience and Necessity, or “CPCN,” grants a water company the exclusive right to serve all existing and new customers within a designated area.  Effective July 1, 2001, the authority to issue these CPCNs was transferred to the Delaware Public Service Commission, or the “PSC,” from the Delaware Department of Natural Resources and Environmental Control, or “DNREC”.  In this Form 10-K, we may refer to CPCNs as "franchises" or "service territories."  The PSC grants a CPCN under circumstances where there has been a determination that the water in the proposed service area does not meet the regulations governing drinking water standards of the State Division of Public Health for human consumption, where the supply is insufficient to meet the projected demand, or where the applicant is in possession of one of the following:

➢a signed service agreement with the developer of a proposed subdivision or development, which subdivision or development has been duly approved by the respective county government;
➢a petition requesting such service signed by a majority of the landowners of the proposed territory to be served; or
➢a duly certified copy of a resolution from the governing body of a county or municipality requesting the applicant to provide service to the proposed territory to be served.

CPCNs are not transferable.  Once a CPCN is granted to a water utility, it may not be suspended or terminated unless the PSC determines in accordance with its rules and regulations that good cause exists for any such suspension or termination.  In addition, a water utility that has a CPCN must obtain the approval of the PSC to abandon a service territory.

On March 20, 2007, the PSC entered Order No. 7142 which re-opened Regulation Docket No. 51.  By this Order, the Commission proposes to repeal rules implemented in 2001 and replace them with new "Regulations Governing Certificates of Public Convenience and Necessity."  The proposed rules address the content of how notifications are sent to landowners, the definitions for the “Proposed Service Area,” and the requirement of the applying utility to certify that it will actually provide water services to a new proposed service territory within three years.  If water service is not provided within the three year time frame, the proposed rule provides a mechanism for the Commission to determine whether the utility should be able to retain the new CPCN.  These proposed rules have not been adopted and they may not be adopted or could be modified prior to adoption.

Our business in our franchised service area is substantially free from direct competition with other public utilities, municipalities and other entities.  Even though Artesian Water has been granted an exclusive franchise for each of our existing community water systems, our ability to expand service areas can be affected by the PSC awarding franchises to other regulated water utilities with whom competes for such franchises.

We hold CPCNs for approximately 225 square miles of exclusive water service territory, about 11.3% of the total square miles in Delaware, which is segmented into a number of service areas.  Our largest connected regional water system, consisting of approximately 98.6 square miles and 68,000 customers, is located in northern Delaware.  A significant portion of our exclusive service territory remains undeveloped, and if and when development occurs and there is population growth in these areas, we will increase our customer base by providing water service to the newly developed areas and new customers.

Our primary sources of water are our wells that pump groundwater from aquifers and other formations.  To supplement our groundwater supply, we purchase surface water through interconnections only in the northern service area of our New Castle County system.  The purchased surface water is blended with our groundwater supply for distribution to our customers.  Nearly 86% of the overall 7.8 billion gallons of water we distributed in all of our systems during 2007 came from our groundwater wells, while the remaining 14% came from interconnections with other utilities and municipalities.  During 2007, our average rate of water pumped was approximately 18.4 million gallons per day, “mgd,” from our groundwater wells and approximately 3.0 mgd was supplied from interconnections.  Our peak water supply capacity currently is approximately 56.0 mgd.  We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

Under state laws and regulations, we are required to file applications with the Delaware Department of Natural Resources and Environmental Control for water allocation permits for each of our operating wells pumping greater than 50,000 gallons per day.  We have 116 operating and 56 observation and monitoring wells in our systems.  At December 31, 2007, we had allocation permits for 77 wells, permit applications pending for 12 wells, and 27 wells that do not require a permit.  Our access to aquifers within our service territory is not exclusive.  Water allocation permits control the amount of water that can be drawn from water resources and are granted with specific restrictions on water level draw down limits, annual, monthly and daily pumpage limits, and well field allocation pumpage limits.  We are also subject to water allocation regulations that control the amount of water that we can draw from water sources.  As a result, if new or more restrictive water allocation regulations are imposed, they could have an adverse effect on our ability to supply the demands of our customers, and in turn, our water supply revenues and results of operations.  Our ability to supply the demands of our customers historically has not been affected by private usage of the aquifers by landowners or the limits imposed by the state of Delaware.  Because of the extensive regulatory requirements relating to the withdrawal of any significant amounts of water from the aquifers, we believe that third party usage of the aquifers within our service territory will not interfere with our ability to meet the present and future demands of our customers.  In 2003, Delaware passed legislation requiring all water utilities to certify by July 2006 that they had sufficient sources of self-supply to serve their respective systems.  We filed our certification of self-sufficiency of supply with the PSC on March 8, 2005.  The review was completed on June 20, 2006, and the PSC concluded that we demonstrated that we had sufficient water supply to meet the demands of our customers through 2006.  As required by law, on June 30, 2006, we filed with the PSC a new certification of self-sufficiency for the period through 2009.  On July 24, 2007, after completion of their review the PSC accepted our certification of sufficient water supply through 2009.

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

We have 18 interconnections with 2 neighboring water utilities and 5 municipalities that provide us with the ability to purchase or sell water.  An interconnection agreement with the Chester Water Authority has a "take or pay" clause requiring us to purchase 1.095 billion gallons annually.  During the fiscal year ended December 31, 2007, we used the minimum draw under this agreement.  The Chester Water Authority agreement, which expires December 31, 2021, provides for the right to extend the term of this agreement through and including December 31, 2047, at our option, subject to the approval of the Susquehanna River Basin Commission.  On June 20, 2006, Artesian Water provided the City of Wilmington, Delaware or “City” with notice of non-renewal of the interconnection agreement with the City upon its December 22, 2006 termination.  Artesian Water is no longer required to purchase 200 million gallons annually from the City after December 22, 2006.  All of the interconnections provide Artesian Water the ability to sell water to neighboring water utilities or municipalities.

As of December 31, 2007, we were serving customers through approximately 1,086 miles of transmission and distribution mains.  Mains range in diameter from two inches to twenty-four inches, and most of the mains are made of ductile iron or cast iron.  We supply public fire protection service through approximately 5,055 hydrants installed throughout our service territories.

We have 27 storage tanks, most of which are elevated, providing total system storage of 40.5 million gallons.  We have developed and are using an Aquifer Storage and Recovery or “ASR” system in northern Delaware.  Our ASR system provides approximately 130 million gallons of storage capacity, which can be withdrawn at a rate of approximately 1 million gallons per day.  At some locations, we rely on hydropneumatic tanks to maintain adequate system pressures.  Where possible, we combine our smaller satellite systems with systems having elevated storage facilities.

We pump all of our water with electric power purchased from major electric utilities such as Delaware Electric Cooperative and Delmarva Power.  We also have diesel and propane powered generating equipment at most treatment and elevated storage facilities for the provision of basic water service during possible electrical outages.  Price caps instituted by electric restructuring legislation in Delaware in 1999 were lifted in 2005 for Delaware Electric Cooperative’s customers, and in 2006 for Delmarva Power’s customers, resulting in extreme price increases.  Although we were unable to escape the significant increase associated with the expiration of the price caps, we sought to mitigate future significant increases by signing a two-year supply contract, at a fixed price, with Pepco Energy Services.  This supply contract is due to expire in May 2008.  To continue to mitigate future increases we are currently examining new bids for service for the next two years.

We derive about 95% of our self-supplied groundwater from wells located in the Atlantic Coastal Plain.  The remaining 5% comes from wells in the Piedmont Province.  We use a variety of treatment methods, including aeration, pH adjustment, chlorination, fluoridation and iron removal, to meet federal, state and local water quality standards.  Additionally, a corrosion inhibitor is added to all of our self-supplied groundwater and most of the supply from interconnections.  We have 53 different water treatment facilities.  All water supplies that we purchase from neighboring utilities are potable.  Based on our experience, we believe that the costs of treating groundwater are significantly lower than those of treating surface water.

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

Delaware enacted legislation in 1998 requiring water utilities to meet secondary water quality standards that include limitations on iron content, odor and other water quality-related issues that are not proven health risks but may be objectionable for consumption.  We believe our current treatment systems and facilities meet these secondary standards.

A normal by-product of our iron removal treatment facilities is a solid consisting of the iron removed from untreated groundwater plus residue from chemicals used in the treatment process.  The solids produced at our facilities are either disposed directly into approved wastewater facilities or removed from our facilities by a licensed third party vendor.  Management believes that compliance with existing federal, state or local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has no material effect upon the business and affairs of the Company, but there is no assurance that such compliance will continue to not have a material effect in the future.

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

We currently derive our water service revenues from water distribution, upon which base rates are applied.  Our last increases in rates were effective January 1, 2007 and July 24, 2007, which reflected a settlement agreement between Artesian Water and the PSC, Public Advocate, and other interested parties.  In 2006, we resolved two separate rate cases with the PSC, one filed on February 5, 2004 and one filed on May 9, 2006.

In February 2004, we requested an increase in rates of 24%.  We recognized revenues reflecting a temporary increase of $2.5 million on an annual basis between April and September 2004, and a second temporary increase of $3.0 million on an annual basis effective September 2004, for a total of $5.5 million on an annual basis.  A portion of the second increase was held in reserve based on an estimated outcome and was not reflected in income.  In May 2006, the PSC issued the final order in this case.  Based on the PSC decision, Artesian Water’s new rates were designed to generate approximately $4.9 million in additional revenue on an annual basis, or an increase of approximately 13.4% over rates in effect before the implementation of temporary rates in 2004.  We were required by law to refund the portion of the temporary rate increase in excess of the 13.4% plus interest to our customers.  The refund was completed in December 2006.

In May 2006, Artesian Water filed a petition with the PSC to implement new rates to meet a requested increase in revenue of 23%, or approximately $9.9 million, on an annualized basis.  This request was primarily due to the Company’s significant investment in infrastructure, as well as an approximately 92% increase in purchased power expense due to the expiration of price caps imposed in 1999 when deregulation of the electric industry in Delaware was adopted.  As permitted by law, in July 2006 we placed into effect temporary rates designed to generate an increase in annual operating revenue of approximately 5.9%, or $2.5 million on an annual basis, until new rates are approved by the PSC.

On December 19, 2006, the PSC approved a Settlement Agreement in this case.  The increase in annual revenue requirement under the Settlement Agreement of $6 million would be generated in two steps.  The first step was placed in effect on January 1, 2007 to generate approximately $4.8 million in annual revenue.  The second step was placed in effect July 24, 2007.  The second step rates were designed to recover approximately $1.2 million of annual revenue which reflected the issuance of additional equity issued by Artesian Resources and invested in Artesian Water in June and July of 2007 of approximately $20 million.

Artesian Water Pennsylvania

Our other water utility subsidiary, Artesian Water Pennsylvania, began operations upon receiving recognition as a regulated public water utility by the Pennsylvania Public Utility Commission in 2002.  It provides water service to a residential community consisting of 39 customers in Chester County.  Artesian Water Pennsylvania filed an application with the Pennsylvania Public Utilities Commission to increase our service area in Pennsylvania, which was approved and a related order was entered on February 4, 2005.  This application concerned four specific developments that are expected to add 350 customers.  Development in these specific developments has not progressed pending resolution of developer related township approvals.

Artesian Water Maryland

On July 20, 2007, the Maryland Public Service Commission, or the MDPSC, approved our acquisition of Carpenters Point Water Company.  Carpenters Point Water Company has been renamed Artesian Water Maryland, Inc., or “Artesian Water Maryland”.  The acquisition was completed on August 7, 2007 in a transaction accounted for under Statement of Financial Accounting Standards No. 141 “Business Combinations” (SFAS 141) and the results of operations are included in the Consolidated Statement of Income as of the August 7, 2007 date of acquisition.  While this acquisition is integral to our expansion into Maryland, it did not have a material effect on the financial statements in 2007.  Carpenters Point Water Company served a 141 home community in Cecil County, Maryland near the Interstate 95 growth corridor between Philadelphia and Baltimore and has sufficient groundwater supply to serve additional customers in the undeveloped portions of its franchise and surrounding area.

In order for Artesian Water Maryland to expand its franchise area, we must first obtain approval from the county in Maryland in which we intend to expand.  We also need to seek approval from the MDPSC.  In addition, we are required to provide to the MDPSC any plans, permits, maps and proof of ownership of easements for our facilities.

We have entered into an agreement to purchase the Mountain Hill Water Company, which currently serves two commercial accounts in the Principio Business Park and which is located within Cecil County’s designated growth corridor.  We have also been selected by Cecil County as the water and wastewater utility to serve a designated service territory within the growth corridor and we are in negotiations with the County regarding terms of the water and wastewater franchise agreements for the area.

Artesian Wastewater

Artesian Wastewater Management owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company.  In Delaware, a CPCN grants a wastewater company the exclusive right to serve all existing and new customers within a designated area.  On July 6, 2004, legislation was enacted by the Delaware General Assembly, which granted the PSC jurisdiction over non-governmental wastewater utilities having fifty or more customers in the aggregate and authorizing the PSC to regulate wastewater companies, which includes rates charged for wastewater service, issuance of securities and other matters.  This authority includes the jurisdiction to grant and revoke CPCNs.

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
Artesian Wastewater received recognition as a regulated public wastewater utility by the PSC on March 8, 2005, and began providing service to a planned 725 home residential community in Sussex County, Delaware in July 2005.  Artesian Wastewater subsequently received approval for another CPCN in 2005 to provide service to a 97 home community in Sussex County, Delaware.  In 2006 Artesian Wastewater received approvals on CPCNs for six planned communities in Sussex County and three planned communities in Kent County, Delaware to provide service to an estimated 1,548 customers.  As of December 31, 2007, Artesian Wastewater provided wastewater services to 414 residential customers.

Artesian Utility

Artesian Utility, one of our non-regulated subsidiaries, designs and builds water and wastewater infrastructure and provides contract water and wastewater services on the Delmarva Peninsula.  Artesian Utility also evaluates land parcels, provides recommendations to developers on the size of a water or wastewater facility and the type of technology that should be utilized for treatment at said facilities, and operates 26 water and wastewater facilities in Delaware, Maryland and Pennsylvania for others.  Artesian Utility is currently evaluating several land parcels within the state of Delaware for their feasibility to handle a wastewater facility and their capacity for such a wastewater facility.  Artesian Utility also has several contracts with developers for design and construction of wastewater facilities within the Delmarva Peninsula, utilizing a number of different technologies for treatment of wastewater at each facility.

On May 1, 2007, Artesian Utility acquired all rights, titles and interest in the operations contracts of TMH Environmental Services, Inc. or “TMH”.  TMH, incorporated in Pennsylvania, provided contract water and wastewater operation services to 25 private, municipal and governmental institutions in the southeastern part of Pennsylvania.  In connection with this acquisition, we expanded our water and wastewater contract activity in the region and added experienced, qualified and licensed water and wastewater operators to our staff.  We believe this strategic expansion will provide Artesian Utility with additional potential for continued growth.

Artesian Utility is also a one-third participant, along with heavy-construction contractor George and Lynch, Inc and engineering firm D. Preston Lee, Jr., P.E., Inc., in a limited liability company called AquaStructure Delaware, L.L.C., or  "AquaStructure" that is inactive.  The purpose of AquaStructure was to develop and market proposals for design, construction and operation of wastewater facilities.  In 1999, we began operating a 250,000-gallon per day wastewater facility for the town of Middletown, in southern New Castle County.  In 2002, AquaStructure  completed construction of a 2.5 million gallon per day wastewater facility for Middletown.  Artesian Utility now operates this facility for Middletown under a 20-year contract that expires on February 1, 2021.

Artesian Development

Our other non-regulated subsidiary, Artesian Development, owns an approximately six-acre parcel of land zoned for office buildings located immediately adjacent to our corporate headquarters.  In September 2006, Artesian Development sold a parcel of land of approximately four acres at the same location, resulting in a gain on sale of land of $1.3 million.

On October 8, 2007, Artesian Development purchased approximately twenty acres of land located on Route 9, west of the city of Lewes in Sussex County, Delaware.  Artesian Development received a conditional use for this land from Sussex County to construct an office facility as we continue to expand our operations in southern Delaware.  This conditional use also includes allowing for the construction of water treatment and wastewater facilities and elevated storage on the site to provide service to the area between Lewes and Georgetown, Delaware.  Once permits and approvals to construct the facilities are received, appropriate agreements with the utility affiliates of Artesian Development for its use will be developed.

Item 1A. Risk Factors

Our operating revenue is primarily from water sales.  The rates that we charge our customers are subject to the regulations of the PSC.  Additionally, our business requires significant capital expenditures on an annual basis and these expenditures are made for additions and replacement of property.  If the PSC disapproves or is unable to timely approve our requests for rate increase or approves rate increases that are inadequate to cover our investments or increased costs, our profitability may suffer.

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

Demand for water during warmer months is generally greater than during cooler months primarily due to additional customer requirements in irrigation systems, swimming pools, cooling systems and other outside water use.  In an event when temperatures during typically warmer months are cooler than normal, or if there is more rainfall than normal, the demand for our water may decrease and adversely affect our revenues.

Drought conditions may impact our ability to serve our current and future customers, and may impact our customers’ use of our water, which may adversely affect our financial condition and results of operations.

We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.  However, severe drought conditions could interfere with our sources of water supply and could adversely affect our ability to supply water in sufficient quantities to our existing and future customers.  This may adversely affect our revenues and earnings.  Moreover, governmental restrictions on water usage during drought conditions may result in a decreased demand for water, which may adversely affect our revenue and earnings.

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

Turnover in Management Team.

Our success depends significantly on the continued contribution of our management team both individually and collectively.  The loss of the services of any member of our management team or the inability to hire and retain experienced management personnel could harm our operating results.

We face competition from other water utilities for the acquisition of new exclusive service territories.

Water utilities competitively pursue the right to exclusively serve territories in Delaware by entering into agreements with landowners, developers or municipalities and, under current law, then applying to the PSC for a CPCN, which grants a water utility the exclusive right to serve all existing and new customers of a water utility within a designated area.  Typically, water utilities enter into agreements with developers who have approval from county governments with respect to proposed subdivisions or developments.  Once a CPCN is granted to a water utility, generally it may not be suspended or terminated unless the PSC determines in accordance with its rules and regulations that good cause exists for any such suspension or termination.  Therefore, we face competition from other water utilities as we pursue the right to exclusively serve territories.  If we are unable to enter into agreements with landowners, developers or municipalities and secure CPCNs for the right to exclusively serve territories in Delaware, our ability to expand may be significantly impeded.

We depend on the availability of capital for expansion, construction and maintenance.

Our ability to continue our expansion efforts and fund our utility construction and maintenance program depends on the availability of adequate capital.  There is no guarantee that we will be able to obtain sufficient capital in the future on favorable terms and conditions for expansion, construction and maintenance.  In the event we are unable to obtain sufficient capital, our expansion efforts could be curtailed, which may affect our growth and may affect our future results of operations.

Any future acquisitions we undertake or other actions to further grow our water and wastewater business may involve risks.

An element of our growth strategy is the acquisition and integration of water and wastewater systems in order to broaden our current service areas, and move into new ones.  It is our intent, when practical, to integrate any businesses we acquire with our existing operations.  The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our management’s time and resources.  We may not be successful in the future in identifying businesses that meet our acquisition criteria.  The failure to identify such businesses may limit the rate of our growth.  In addition, future acquisitions or expansion of our service areas by us could result in:

➢Dilutive issuance of our equity securities;
➢Incurrence of debt and contingent liabilities;
➢Difficulties in integrating the operations and personnel of the acquired businesses;
➢Diversion of our management’s attention from ongoing business concerns;
➢Failure to have effective internal control over financial reporting;
➢Shuffling of human resources; and
➢Other acquisition-related expense

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

Our water supplies are subject to contamination from naturally-occurring compounds as well as pollution resulting from man-made sources.  Even though we monitor the quality of water on on-going basis, any possible contamination due to factors beyond our control could interrupt the use of our water supply until we are able to substitute it from an uncontaminated water source.  Additionally, treating the contaminated water source could involve significant costs and could adversely affect our business.  We could also be held liable for consequences arising out of human or environmental exposure to hazardous substances, if found, in our water supply.  This could adversely affect our business, results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. - Properties.

Our corporate headquarters, owned by Artesian Water, are located at 664 Churchmans Road, Newark, Delaware.

Artesian Development, a wholly owned subsidiary of Artesian Resources, owns approximately 6 acres of land in New Castle County, Delaware zoned for office development and approximately 20 acres of land in Sussex County, Delaware for an office facility, water and wastewater treatment facilities and elevated water storage.

Artesian Water owns land, transmission and distribution mains, pump facilities, treatment plants, storage tanks and related facilities throughout Delaware, of which the majority is used for utility operations.  Artesian Water Pennsylvania owns transmission and distribution mains. Artesian Water Maryland owns land, transmission and distribution mains, pump facilities and storage tanks.  Artesian Wastewater owns treatment, disposal plants collection mains and lift stations.  The following table indicates our utility plant as of December 31, 2007.

Utility plant comprises:
$ In thousands
	Estimated Useful Life
	(In Years)	2007
Utility plant at original cost
Utility plant in service
Intangible plant	---	$140
Source of supply plant	45-85	15,231
Pumping and water treatment plant	35-62	46,808
Transmission and distribution plant
Mains	81	155,927
Services	39	26,162
Storage tanks	76	17,376
Meters	26	10,728
Hydrants	60	8,359
Treatment and Disposal Plant (Artesian Wastewater)	35-62	7,646
General plant	3-31	26,971
Property held for future use	---	7,362
Construction work in progress	---	4,325
		327,035
Less – accumulated depreciation		52,895
		$274,140

In aggregate, we own land, rights-of-way and easements totaling approximately 722 acres, which includes the additional 20 acres of land purchased from Island Farms in October 2007 by Artesian Development.  In January 2007, we entered into an agreement for the use of approximately 460 acres in Sussex County for wastewater disposal in perpetuity.  Substantially all of Artesian Water's utility plant, except the utility plant in the town of Townsend, Delaware, is pledged as security for First Mortgage Securities.  Of the 722 acres we own, Artesian Development owns approximately 6 acres zoned for office buildings located immediately adjacent to our corporate headquarters.

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

Item 4. - Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5. - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for the Company’s Common Equity
Artesian Resources' Class A Non-Voting Common Stock, or “Class A Stock,” is listed on NASDAQ Global Market and trades under the symbol "ARTNA."  On March 7, 2008, the last closing sale price as reported by the NASDAQ Global Market was $18.960 per share.  On March 7, 2008, there were 854 holders of record of the Class A Stock.  The following table sets forth, for the periods indicated, the high and low closing sale prices for the Class A Stock as reported by NASDAQ Global Market and the cash dividends declared per share.

CLASS A NON-VOTING COMMON STOCK

		High	Low	Dividend Per Share
2006
	First Quarter	$22.27	$19.51	$0.1488
	Second Quarter	22.27	18.40	0.1523
	Third Quarter	20.41	18.03	0.1523
	Fourth Quarter	19.70	18.25	0.1600

2007
	First Quarter	$20.60	$18.71	$0.1600
	Second Quarter	20.59	18.71	0.1660
	Third Quarter	19.50	18.41	0.1660
	Fourth Quarter	19.49	18.68	0.1720

Our Class B Voting Stock, or “Class B Stock,” is quoted on the OTC Bulletin Board under the symbol "ARTNB.OB."  There has been a limited and sporadic public trading market for the Class B Stock.  As of March 7, 2008, the last reported trade of the Class B Stock on the OTC Bulletin Board was at a price of $20.00 per share on January 25, 2008.  As of March 7, 2008, we had 183 holders of record of the Class B Stock.  The Class B shares are paid the same dividend as the Class A shares noted in the table above.

Recent Sales of Unregistered Securities
During the quarter ended December 31, 2007, we did not issue any unregistered shares of our Class A or Class B stock.

Equity Compensation Plan Information
The following table provides information on the shares of our Class A Stock that may be issued upon exercise of outstanding stock options as of December 31, 2007 under the Company’s shareholder approved stock plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by security holders	595,699	$14.62	579,700

Equity compensation plans not approved by security holders	-----		-----

Total	595,699		579,700

The following graph compares the percentage change in cumulative shareholder return on the company’s common stock with the Standard & Poor’s 500 Index and Peer Group since December 2002 (assuming a $100 investment on December 31, 2002, and the reinvestment of any dividends).

		INDEXED RETURNS
	Base Period	Years Ending December 31
Company Name / Index	2002	2003	2004	2005	2006	2007
Artesian Resources Corporation	100	145.78	151.56	164.26	168.83	167.96
S&P 500 Index	100	128.68	142.69	149.70	173.34	182.86
Peer Group	100	127.24	146.91	192.86	193.10	185.81

The Peer Group includes American States Water Company, Aqua America, Inc., BIW LTD, California Water Service Group, Connecticut Water Service, Inc., Middlesex Water Company, Pennichuck Corporation, SJW Corporation, Southwest Water Company, and York Water Company.

Item 6. - Selected Financial Data.

The selected consolidated financial data for each of the years in the 5-year period ended December 31, 2007 are derived from the audited financial statements of the Company.  The following data should be read in conjunction with the financial statements and related notes and also with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K.  The historical results presented are not necessarily indicative of results to be expected in any future period.

In thousands, except per share and operating data	2007	2006	2005	2004	2003

STATEMENT OF OPERATIONS DATA

Operating revenues
Water sales	$48,461	$44,272	$41,638	37,985	$35,164
Other utility operating revenue	1,699	1,268	1,073	867	744
Non-utility operating revenue	2,364	1,725	2,574	730	387
Sale of land	---	1,322	---	---	---
Total operating revenues	$52,524	$48,587	$45,285	39,582	$36,295

Operating expenses
Operating and maintenance	$28,594	$25,733	$24,543	20,700	$19,629
Depreciation and amortization	5,162	4,610	4,365	4,046	3,635
State and federal income taxes	4,134	3,887	3,347	2,892	2,387
Property and other taxes	2,868	2,562	2,389	2,070	2,115
Total operating expenses	$40,758	$36,792	$34,644	29,708	$27,766

Operating income	$11,766	$11,795	$10,641	9,874	$8,529
Other income, net	802	613	515	471	277
Total income before interest charges	$12,568	$12,408	$11,156	10,345	$8,806

Interest charges	$6,305	$6,337	$6,121	5,943	$4,889

Net income	$6,263	$6,071	$5,035	4,402	$3,917
Dividends on preferred stock	0	0	0	2	71
Net income applicable to common stock	$6,263	$6,071	$5,035	4,400	$3,846

Net income per share of common stock:
Basic	$0.92	$1.00	$0.84	0.75	$0.66
Diluted	$0.90	$0.97	$0.81	0.72	$0.64

Avg. shares of common stock outstanding
Basic	6,787	6,055	5,984	5,904	5,820
Diluted	6,936	6,235	6,182	6,099	5,990
Cash dividends per share of common stock	$0.66	$0.61	$0.58	0.55	$0.53

BALANCE SHEET DATA
Utility plant, at original cost
less accumulated depreciation	$274,140	$253,182	$227,566	212,152	$187,893
Total assets	$294,589	$269,360	$243,854	227,380	$216,324
Notes payable	$898	$7,906	$1,786	9,213	$12,499
Long-term obligations and
redeemable preferred stock,
including current portions	$92,073	$92,383	$92,680	83,438	$80,846
Stockholders’ equity	$85,132	$61,800	$57,813	54,943	$52,691
Total capitalization	$176,889	$153,873	$150,192	137,299	$133,249

OPERATING DATA
Average water sales per customer	$645	$600	$575	$535	$505
Water pumped (millions of gallons)	7,755	7,608	7,468	7,166	7,199
Number of metered customers	75,149	73,814	72,383	70,993	69,687
Miles of water main	1,086	1,051	1,001	977	938

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Our profitability is primarily attributable to the sale of water by Artesian Water, which comprises 92.3% of total operating revenues, the amount of which is subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives.

Our water sales revenues were affected in 2007 by rate increases approved by the Delaware Public Service Commission.  As permitted under Delaware law, a 5.9% interim increase in rates was placed in effect July 10, 2006 pending conclusion of our filing with the PSC for rate relief.  On December 19, 2006 the PSC approved a settlement agreement in this case.  The increase in annual revenue requirement under the settlement agreement of $6 million was to be implemented in two steps.  As a result of the PSC approval of the settlement agreement, water rates were further adjusted effective January 1, 2007 to reflect a total approved increase of 11% with an additional 3% second step increase in rates that became effective July 24, 2007 upon completion of our issuance of common stock.  The first step, placed in effect January 1, 2007, was to generate approximately $4.8 million in annual revenue.  Following the common stock issuance, Artesian Resources contributed additional paid in capital to Artesian Water.  Subsequently, the second step rates, designed to recover approximately $1.2 million of annual revenue, which reflected approximately $20 million of additional equity, were placed in effect July 24, 2007.

Artesian Water Pennsylvania, our wholly owned Pennsylvania water utility subsidiary, began operations in 2002, providing water service to a residential community in Chester County, consisting of 39 customers.  In 2005, the Pennsylvania Public Utilities Commission approved our application to increase our service area to encompass four specific developments that are expected to add 350 customers.  Development in these specific developments has not progressed pending resolution of developer related township approvals.

On July 20, 2007, the Maryland Public Service Commission approved the acquisition of Carpenters Point Water Company.  The acquisition was completed on August 7, 2007 in a transaction accounted for under Statement of Financial Accounting Standards No. 141 “Business Combinations” (SFAS 141) and the results of operations have been included in the Consolidated Statement of Income as of the August 7, 2007 acquisition date.  Carpenters Point Water Company has been renamed Artesian Water Maryland.  Artesian Water Maryland serves a 141 home community near the Interstate 95 growth corridor between Philadelphia and Baltimore in Cecil County, Maryland, and has sufficient groundwater supply to serve additional customers in the undeveloped portions of its franchise and surrounding area.

Cecil County has designated the Interstate 95 corridor as a preferred growth area for business and residential expansion.  Recently, the federal Base Re-Alignment and Closure Commission announced the relocation of approximately 14,000 jobs to nearby Aberdeen, Maryland by 2011.  The Wilmington Metropolitan Area Planning Commission projects Cecil County will grow 86 percent between 2000 and 2030 and the Maryland Department of Planning projects that Cecil County will experience the highest rate of household growth through 2025 of any jurisdiction in the state.  We have entered into an agreement to purchase the Mountain Hill Water Company, which currently serves two commercial accounts in the Principio Business Park and which is located within Cecil County’s designated growth corridor.  We have also been selected by Cecil County as the water and wastewater utility to serve a designated service territory within the growth corridor and we are in negotiations with Cecil County regarding terms of the water and wastewater franchise agreements for the area.

Our regulated wastewater subsidiary, Artesian Wastewater, owns wastewater infrastructure and began providing wastewater services in Delaware in July 2005.  Our wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.  As of December 2007, Artesian Wastewater had 414 customers in six communities.

Our two other subsidiaries, neither of which is regulated, are Artesian Utility Development, Inc., or Artesian Utility, which designs and builds water and wastewater infrastructure and provides contract water and wastewater services on the Delmarva Peninsula, and Artesian Development Corporation, or Artesian Development, owns an approximately six-acre parcel of land zoned for office buildings located immediately adjacent to our corporate headquarters.

On October 8, 2007, Artesian Development purchased approximately twenty acres of land located on Route 9, west of the city of Lewes in Sussex County, Delaware.  Artesian Development received a conditional use for this land from Sussex County to construct an office facility to serve southern Delaware.  This conditional use also includes allowing for the construction of water treatment and wastewater facilities and elevated water storage on the site to provide service to the area between Lewes and Georgetown, Delaware.  Once permits and approvals to construct the facilities are received, appropriate agreements with the utility affiliates of Artesian Development for its use will be developed.

On May 1, 2007, Artesian Utility acquired all rights, titles and interest in the operations contracts of TMH Environmental Services, Inc. or “TMH”.  TMH, incorporated in Pennsylvania, provided contract water and wastewater operation services to 25 private, municipal and governmental institutions in the southeastern part of Pennsylvania.

In addition to services discussed above, Artesian Resources initiated a Service Line Protection Plan, or SLP Plan, in March 2005.  The SLP Plan covers all parts, material and labor required to repair or replace participants’ leaking water service lines up to an annual limit.  As of December 31, 2007, approximately 9,600, or 16%, of our 60,000 eligible water customers had signed up for the SLP Plan.

While water sales revenues are our primary source of revenues, we continue to explore and develop relationships with developers and municipalities in order to increase revenues from contract water operations and wastewater management services.  Our contract operations and wastewater management services provide a revenue stream that is not affected by changes in weather patterns.  We plan to continue developing and expanding our contract operations and wastewater services in a manner that complements our growth in water service to new customers.  Our anticipated growth in these areas is subject to changes in residential and commercial construction, which may be affected by interest rates, inflation and general housing and economic market conditions.  We will continue to focus attention on expanding our contract operations opportunities with municipalities and private water providers in Delaware and surrounding areas.

Ensuring our customers have a dependable supply of safe, high-quality water has been, and will continue to be, our highest priority.  In 2003, Delaware passed legislation requiring all water utilities to certify by July 2006 that they had sufficient sources of self-supply to serve their respective systems.  On March 8, 2005, we filed our certification of self-sufficiency of supply with the PSC.  The review was completed on June 20, 2006, and the PSC concluded that we demonstrated that we had sufficient water supply to meet the demands of our customers through 2006.  In addition and as required by law, on June 30, 2006, we filed with the PSC a new certification of self-sufficiency for the period through 2009.  After completion of their review, on July 24, 2007, the PSC accepted our certification of sufficient water supply through 2009.

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

We believe that Delaware's generally lower cost of living in the region, availability of development sites in relatively close proximity to the Atlantic Ocean in Sussex County, and attractive financing rates for construction and mortgages have resulted, and will continue to result, in increases to our customer base.  Substantial portions of Delaware are currently not served by a public water system, which could also assist in an increase to our customer base as systems are added.  According to the US Census Bureau, Delaware's population increased an estimated 10.4% from 2000 to 2007, as compared to the nationwide growth rate of approximately 7.2%.

Interest rates for mortgages have fallen from 7.16% on average in December 2001 to 6.23% through December 2007.  Long-term interest rates for our recent First Mortgage Bond issuance (see Note 6 to our Financial Statements) reflect a similar trend, as we were able to reduce our overall weighted cost of debt from 7.93% in 2001 to 6.21% at the end of 2007.

Strategic Direction

We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives.  As we anticipated, our initiatives south of the Chesapeake & Delaware Canal, or the “C&D Canal,” that began in 1992 are now providing the greatest portion of our customer growth.  This shift in growth is primarily the result of the build out of our service area in northern New Castle County.  In 2007, we increased our customer base by 2.0% and increased our service territory by approximately 15.2 square miles, a 7.3% increase.  We believe the recent slow down in the housing market does not materially affect our strategic goals and objectives.  We continued to increase our sources of supply, adding about 1.0 million gallons to our daily production capacity, to assure we have adequate high quality water supply to meet our customer growth expectations.

Our strategy is to focus on total resource management covering a wide spectrum of activities, which include identifying new and dependable sources of supply; developing the wells, treatment plants and delivery systems to get water to the customers; educating customers on the wise use of water; and providing responsible wastewater management to assist with recharge of the aquifers.  Our strategy includes focusing our efforts to expand in new regions added to our service territory over the last 10 years, where growth is strong and demand is increasing.  These regions have provided approximately 81% of our growth in customers in 2007 and we expect continued growth in these regions.  We also foresee significant growth opportunities in our wastewater subsidiaries and will continue to seek strategic partnerships and relationships with developers and municipalities to complement existing agreements for the provision of wastewater service in Delaware and surrounding areas.

In addition, we believe growth for Artesian Resources will be developed in the Maryland counties on the Delmarva Peninsula.  These opportunities include the efforts of Artesian Water Maryland, which is currently serving 141 customers and is expected to provide sufficient groundwater supply and elevated water storage to serve additional customers.  We have also entered into an agreement to purchase the Mountain Hill Water Company, which currently serves two commercial accounts in the Principio Business Park and which is located within Cecil County, Maryland designated growth corridor.  Also, the purchase of all the wastewater and water operations agreements of TMH in Pennsylvania expanded our water and wastewater activity in the region and added experienced, qualified and licensed water and wastewater operators to our staff.  It is our opinion that this expansion will provide Artesian Resources with additional potential for continued growth.

Regulatory Matters and Inflation

As of December 31, 2007, we had approximately 75,100 metered water customers, 414 wastewater customers, and served a population of approximately 250,000 (including contract services), representing approximately 29% of Delaware’s total population.  Increases in the number of customers served by Artesian Water and Artesian Wastewater contributed to increases in our operating revenues.  The Delaware PSC regulates both Artesian Water's and Artesian Wastewater’s rates charged for service, the sale and issuance of securities and other matters.  The additional customers served by Artesian Water Maryland also contribute to increases in our operating revenues.  The Maryland Public Service Commission, or the MDPSC, regulates rates charged for service, the sale and issuance of securities and other matters in Maryland.

Our regulated utilities periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business.  In Delaware, utilities are permitted by law to place rates into effect, under bond, on a temporary basis pending completion of a rate increase proceeding.  The first temporary increase may be up to the lesser of $2.5 million on an annual basis or 15% of gross water sales.  Should the rate case not be completed within seven months, by law, the utility may put the entire requested rate relief, up to 15% of gross water sales, in effect under bond until a final resolution is ordered and placed into effect.  If any such rates are found to be in excess of rates the PSC finds to be appropriate, the utility must refund the portion found to be in excess to customers with interest.  The timing of our rate increase requests are therefore dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase.  We can provide no assurances that rate increase requests will be approved by applicable regulatory agencies; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.  Artesian Water’s last increase in water rates was approved by the PSC and placed into effect on July 24, 2007.  On January 25, 2008, Artesian Water submitted a notice to the PSC of our intent to file an application for a rate increase, as is required to be submitted not less than 60 days prior to filing an application.

Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge or DSIC.  This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility’s overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied can not exceed 5% within any 12-month period.  During 2006 we earned approximately $225,000 in revenue.  We did not have DSIC in effect during 2007.  In December 2007, Artesian Water filed an application with the PSC for approval to collect 0.46%, effective January 1, 2008, to recover the costs of eligible non-revenue producing improvements made since the last rate case in 2006.  The PSC approved the DSIC effective January 1, 2008 subject to audit at a later date.

In 1999, the General Assembly passed legislation restructuring the electric industry in Delaware.  Since the passage of electric restructuring legislation in 1999, electricity prices had been capped for customers of Delmarva Power and the Delaware Electric Cooperative.  Those rate caps were lifted in 2005 for customers of the Delaware Electric Cooperative and in May 2006 for Delmarva Power customers.  Our electric charges increased in 2005 due to higher billing rates charged by Delaware Electric Cooperative after the cap was removed.  In 2006, our electric charges increased further due to the increase from Delmarva Power.  Artesian Resources sought to mitigate future increases by signing a two-year fixed price supply contract with Pepco Energy Services in May 2006.  This contract is due to expire in May 2008.  To continue to mitigate future increases we are currently examining new bids for service for the next two years.

On April 10, 2006, the PSC made effective new rules under Regulation Docket 15 that govern the terms and conditions under which water utilities require advances or contributions from customers or developers.  These regulations require that developers pay for all water facilities within a new development, with such funding recorded as contributions in aid of construction by the water utility.  In addition, the utility is required to receive a contribution in aid of construction of $1,500 for each new residential connection to its system towards the cost of water supply, treatment and storage facilities.  These regulations further require developers to fully pay for facilities to serve satellite systems.  These required contributions are intended to place a greater burden upon new customers to pay for the cost of facilities required to serve them.

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

Our regulated utilities record deferred regulatory assets under Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation,” which are costs that may be recovered over various lengths of time as prescribed by the PSC, MDPSC and Pennsylvania Public Utility Commission or the PAPUC.  As the utility incurs certain costs, such as expenses related to rate case applications, a deferred regulatory asset is created.  Adjustments to these deferred regulatory assets are made when the PSC, MDPSC or PAPUC determines whether the expense is recoverable in rates, the length of time over which an expense is recoverable, or, because of changes in circumstances, whether a remaining balance of deferred expense is recoverable in rates charged to customers.  Adjustments to reflect changes in recoverability of certain deferred regulatory assets may have a material effect on our financial results.

Results of Operations

2007 Compared to 2006

Operating Revenues

Revenues totaled $52.5 million in 2007 and were 8.1% above revenues in 2006 of $48.6 million, which is primarily due to an increase of $4.2 million, or 9.5% in water sales revenue.  The increase in water sales revenue reflects a 2.0% increase in the number of customers served and rate increases placed in effect in 2007.  We realized 92.3% of our total revenue in 2007 from the sale of water.  During 2006 we realized 91.1% of our total revenue from water sales, which total included a recognition of a gain on the sale of land by Artesian Development of $1.3 million.  Non-utility revenue totaled $2.4 million in 2007 as compared to $1.7 million in 2006.  This revenue was primarily derived from the design, construction and operation of wastewater projects.  Artesian Utility records non-utility revenue associated with developer financed construction projects based upon the percent-of-completion method.  The Company records deferred revenue for the unearned portion until realized or realizable and earned.

Percentage of Operating Revenues
	2007	2006	2005

Residential	57.6%	55.8%	57.0%
Commercial	22.3%	22.2%	22.6%
Industrial	0.7%	0.8%	0.6%
Government and Other	11.7%	12.3%	11.7%
Other utility operating revenues	3.2%	2.6%	2.4%
Non-utility operating revenues	4.5%	3.6%	5.7%
Sale of land	0.0%	2.7%	0.0%

Total	100.00%	100.00%	100.00%

Residential

Residential water service revenues in 2007 amounted to $30.2 million, an increase of $3.1 million, or 11.4% over the $27.1 million recorded in 2006, primarily due to rate increases effective January 1, 2007 and July 24, 2007.  The increase in 2007 follows an increase of $1.3 million, or 5.0%, in 2006.  The volume of water sold to residential customers increased slightly from 3,934 million gallons in 2006 to 3,947 million gallons in 2007.  The number of residential customers served increased by 1,335 or 2.0% in 2007.

Commercial

Revenues from commercial customers in 2007 increased by 8.3%, from $10.8 million in 2006 to $11.7 million in 2007, due to rate increases in 2007.  The number of commercial customers served increased by 17, or 0.5%, in 2007.  We sold 2,197 million gallons of water to commercial customers in 2007, a marginal decrease as compared to 2,272 million gallons sold in 2006.  The decrease in gallons sold is primarily a result of the medical industry, which had a decrease of 34 million gallons sold.

Industrial

Revenues from industrial customers decreased by 2.7%, from $392,000 in 2006 to $381,000 in 2007.  The volume of water sold to industrial customers decreased by 14.1%, from 135 million gallons in 2006 to 116 million gallons in 2007, primarily as a result of decreased usage by one industrial customer.

Government and Other

Government and other revenues in 2007 increased by 1.7%, from $6.0 million in 2006 to $6.1 million in 2007.  This increase in revenue resulted from increases in rates, offset by a reduction in private sprinkler consumption.

Other Utility Operating Revenue

Other utility operating revenue, derived from contract operations, antenna leases on water tanks, finance/service charges and wastewater customer service revenues increased 31.0% in 2007, from $1.3 million in 2006 to $1.7 million in 2007.  The increase is primarily the result of a 107% increase in wastewater customer service revenues, from $385,000 in 2006 to $796,000 in 2007, which includes monthly fees and operating subsidies from development contracts.

Non-Utility Operating Revenue

Non-utility operating revenue, derived from non-regulated wastewater operations, increased from $1.7 million in 2006 to $2.4 million in 2007.  This increase reflects higher contract revenues associated with wastewater treatment projects in southern Delaware.  The increase is also due to an increase in Artesian Utility operations, which had a $369,000 increase for the construction of a water treatment facility in Cecil County, Maryland.  A portion of the increase, approximately $233,000, includes contract service revenue in Artesian Utility as a result of the TMH acquisition.  The increase in revenue also includes an increase in SLP Plan revenue, approximately $154,000, from $267,000 in 2006 to $421,000 in 2007.

Operating Expenses

Operating expenses, excluding depreciation and taxes, increased approximately $2.9 million, or 11.3%, to $28.6 million in 2007.  Payroll and benefits increased $953,000 due to increased staffing at points throughout the year, pay increases and medical insurance premiums.  Electric expense increased $658,000 as a result of an increase in power and electric rates of approximately 92% due to the May 2006 expiration of price caps imposed in 1999 when deregulation of the electric industry in Delaware was adopted.  Artesian Resources sought to mitigate these increases by signing a two-year supply contract with another provider at a fixed price in May 2006.  Repair and maintenance expenses increased $546,000, due primarily to an increase in tank painting costs of  $175,000 associated with a new five year agreement effective July 2006, costs for carbon filter water treatment replacements that increased $140,000 and other miscellaneous increases in the maintenance of pump and water treatment plants.  Administrative expenses increased by approximately $536,000, primarily due to an increase in temporary employment services, directors’ fees and employee training related to the conversion of our financial reporting system.  These increases were offset by a reduction of $372,000, or 11.8%, in purchased water expense, primarily due to the expiration in December 2006 of our purchased water contract with the City of Wilmington.  Non-utility operating expenses increased approximately $341,000, primarily as the result of more project activity as compared to the same period in 2006.

Percentage of Operating and Maintenance Expenses
	2007	2006	2005

Payroll and Associated Expenses	46.7%	48.3%	46.0%
Purchased Water	9.7%	12.3%	12.8%
Repair and Maintenance	7.6%	6.3%	5.9%
Water Treatment	3.7%	3.4%	3.1%
Administrative	26.1%	24.2%	22.7%
Non-utility Operating	6.2%	5.5%	9.5%

Total	100.00%	100.00%	100.00%

Depreciation and amortization expense increased $552,000, or 12.0%, due to increases in our utility plant in service providing supply, treatment, storage and distribution of water during 2007.  Income tax expense increased $247,000, or 6.4%, due to higher profitability in 2007.  Our total effective income tax rate or ETR for 2007 and 2006 was 39.8% and 38.9%, respectively.  The increase in the ETR  for 2007 was due to the utilization of net operating losses used for the gain on the sale of land in 2006.

Other Income, Net

Our Allowance for Funds Used During Construction, or AFUDC, increased $36,000, or 12.5%, as a result of higher long-term construction activity subject to AFUDC.  Miscellaneous Income increased $153,000, primarily due to an increase in the 2007 CoBank dividend and income earned on our temporary investments.

Interest Charges

Interest charges decreased $32,000 or 0.5%, in 2007, primarily due to less short term debt interest expense.  We used the proceeds from our June 2007 equity issuance to pay off the outstanding balances of our short term debt.  The average interest rate on our short term credit balance increased from 5.4% in 2006 to 5.9% in 2007, while our average outstanding balance was $5.3 million in 2007, compared to $6.1 million in 2006.

Net Income

For the year ended December 31, 2007, our net income applicable to common stock increased $192,000, or 3.2%, compared to 2006.  The increase in net income was primarily due to increases in Artesian Water operating revenues derived from the 2007 rate increases, revenues generated by our regulated wastewater operations and increased activity in contract operations of Artesian Utility.  In addition, 2006 net income included approximately $870,000 as a result of the sale of land by Artesian Development.  If the impact of the sale of land in 2006 is excluded, net income increased approximately $1.1 million, or 20.4%.

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

Commercial

Revenues from commercial customers in 2006 increased by 5.9% from $10.2 million in 2005 to $10.8 million in 2006, due to rate increases in 2006.  The number of commercial customers served increased by 33, or 0.9% in 2006.  We sold 2,272 million gallons of water to commercial customers in 2006, a marginal increase as compared to 2,221 million gallons sold in 2005.

Industrial

Revenues from industrial customers increased by 38.5% from $283,000 in 2005 to $392,000.  The volume of water sold to industrial customers increased by 51.7% from 89 million gallons in 2005 to 135 million gallons in 2006, primarily as a result of increased usage by one industrial customer.  This customer was required by contract to pay for minimum takes in 2005, and had a significant increase in usage in 2006.  Therefore, the volumes of water sold increased more extensively than the revenues between 2006 and 2005.

Government and Other

Government and other revenues in 2006 increased by 13.2% from $5.3 million in 2005 to $6.0 million in 2006.  The increase was primarily driven by revenues derived from fire protection services, which totaled $3.2 and $2.8 million in 2006 and 2005, respectively.  This increase in fire protection services revenue resulted from increases in rates.

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

Non-Utility Operating Revenue

Non-utility operating revenue, derived from non-regulated wastewater operations, decreased from $2.6 million in 2005 to $1.7 million in 2006.  The decrease reflects lower contract revenues associated with wastewater treatment projects in Southern Delaware.  Although there were twelve new AUDI developer financed wastewater projects recording revenue in 2006, these projects were of a smaller magnitude than those in 2005.  This decrease was partially off-set by an increase in SLP revenues, from $210,000 in 2005 to $267,000 in 2006.

Operating Expenses

Operating expenses, excluding depreciation and taxes, increased approximately $1.2 million, or 4.7%, to $25.7 million in 2006.  The increase in operating expenses resulted primarily from increases in payroll and benefits and administrative expenses.  Payroll and benefits increased $1.1 million due to increased staffing and pay increases.  Administrative expenses increased by approximately $659,000.  $450,000 of this increase was a result of increased power and electric charges due to the May 2006 expiration of price caps imposed in 1999 when deregulation of the electric industry in Delaware was adopted.  Additional administrative expense increases occurred in outside services related to the implementation of the geographic information system used in system planning and operations.  This system was brought on-line in 2006 and the expense associated with it increased by $100,000 between 2005 and 2006.  These increases were off-set by a $891,000 decrease in non-utility operating expenses, primarily the result of smaller developer financed wastewater projects in AUDI.

Depreciation and amortization expense increased $245,000, or 5.6%, due to increases in our utility plant in service during 2006.  Income tax expense increased $540,000, or 16.1%. due to higher profitability in 2006.  Our total effective income tax rate or ETR for 2006 and 2005 was 38.9% and 39.9%, respectively.  The decrease in the ETR was due to utilization of net operating losses used for the gain on the sale of land.

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity for 2007 were $11.6 million provided by cash flow from operating activities, $6.8 million in net contributions and advances from developers, and $21.4 million net proceeds from the issuance of approximately 1,219,000 shares of Class A Non-Voting Common Stock.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to assure our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.  During 2006, our cash flows from operating activities were impacted by the refund of temporary rates plus interest, as required by law, as a result of Artesian Water’s 2004 rate case.

We depend on the availability of capital for expansion, construction and maintenance.  We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations.  We expect that our aggregate investments in our utility plant and systems in 2008 will be approximately $36.6 million.  Our total obligations related to interest and principal payments on indebtedness, rental payments and water service interconnection agreements for 2008 are anticipated to be approximately $9.5 million.  We expect to fund our activities for the next year using our available cash balances and bank credit lines, and projected cash generated from operations and the capital markets.

Investment in Utility Plant and Systems

We invested $26.7 million in capital expenditures during 2007 compared to $30.9 million invested during the same period in 2006.  Investment in utility plant, excluding advances and contributions in aid of construction received from real estate developers, was $20.9 million in 2007 compared to $21.9 million in 2006.  Additionally, developers financed $6.2 million for the installation of water mains and hydrants in 2007 compared to $9.3  million in 2006.  These reduced investments are attributable to several factors, including value engineering of capital projects, regionalization to avoid construction of new facilities, greater competition and thus lower bid prices received on construction contracts, and, to a lesser extent, the general slowdown in the housing market.  The primary focus of Artesian Water’s investment was to continue to provide high quality reliable service to our growing service territory.

We invested approximately $8.0 million in new transmission and distribution facilities in 2007, including refunds of advances for developer-financed infrastructure.  Of the $8.0 million invested, we invested $4.9 million in new infrastructure and $3.1 million in our rehabilitation program for transmission and distribution facilities, replacing aging or deteriorating mains.  Additionally, an investment of $4.4 million was made to enhance or improve existing treatment facilities, rehabilitate pumping equipment and install new wells to increase supply capabilities.

The following chart summarizes our investment in utility plant and systems over the past three fiscal years.

In thousands	2007	2006	2005

Source of supply	$3,173	$2,224	$100
Treatment and pumping	1,196	973	1,660
Transmission and distribution	8,055	12,998	9,515
General plant and equipment	6,373	2,581	1,272
Developer financed utility plant	6,182	9,291	6,604
Wastewater facilities	2,081	3,111	1,236
Allowance for Funds Used During Construction, AFUDC	(324)	(288)	(223)

Total	$26,736	$30,890	$20,164

We have planned to invest approximately $36.6 million in utility plant in 2008.  Developers are expected to finance an additional $15.9 million in utility plant construction.  Of the $36.6 million we expect to invest in 2008, approximately $7.2 million will be for new treatment facilities, equipment and wells throughout Delaware to identify, develop, treat and protect sources of water supply to assure uninterrupted service to our customers.

The largest portion of the projected investment in 2008, $17.3 million, will be in transmission and distribution facilities.  Approximately $6.9 million of this amount will be invested in the relocations of facilities as a result of government mandates and renewals associated with the rehabilitation of aging infrastructure.  The remaining $10.4 million of this investment in new transmission and distribution facilities will be to improve our system hydraulics and address service needs in growth areas of our service territory.

We plan to construct two new water storage tanks in Kent County, Delaware, investing $1.2 million in the Magnolia area and $1.0 million in the Clayton area.  We also plan to invest $1.0 million in a water storage tank in Sussex County, Delaware.

An additional expenditure of approximately $8.4 million is anticipated to complete the construction of a new office building addition to our corporate headquarters in New Castle County in 2008, to meet our growing space requirements.  An additional $5.6 million will be spent on wastewater projects in Sussex County, Delaware.  We plan to initiate capital investment in the growth corridor in Cecil County, Maryland, starting with $0.7 million to upgrade the Artesian Maryland water system purchased from the Carpenters Point Water Company in 2007.  Additionally, $6.7 million is planned to be invested in new transmission mains to provide water supply to the Cecil County, Maryland growth area.

Financing

We have several sources of liquidity to finance our investment in utility plant and other fixed assets.  We estimate that the projected investment of approximately $36.6 million will be financed by our operations and external sources, including a combination of capital investment, short-term borrowings under our revolving credit agreements discussed below, as well as a debt issuance.  Developers are expected to finance, through contributions in aid of construction, an additional $15.9 million of capital expenditures, which includes the installation of mains and hydrants in new developments.

Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by the PSC.

At December 31, 2007, Artesian Water had lines of credit of $20.0 million each with two separate financial institutions totaling $40.0 million to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of December 31, 2007, we had $39.1 million of available funds under these lines, as we used the proceeds from the June 2007 common stock issuance to pay off the then outstanding balance.  The interest rate for borrowings under each of these lines is the London Interbank Offering Rate, or “LIBOR,” plus 1.0% or, at our discretion, the banks’ federal funds rate plus 1.0%.  Each bank reviews all of their facilities annually for renewal.

At December 31, 2007, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $10.0 million, respectively, to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of December 31, 2007, we had not borrowed funds under these lines.  The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%.  The bank reviews its facilities annually for renewal.

We may, from time to time, sell our securities to meet capital requirements.  The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.  Artesian Water’s trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66 2/3% of total capitalization.  Our debt to total capitalization, including the short-term portion thereof, was 52.0% at December 31, 2007.

On June 21, 2007, Artesian Water, Artesian Utility, and Artesian Wastewater entered into an agreement with a financial institution to invest excess funds overnight, with interest paid at the overnight $100,000 repurchase rate established each day by the bank.  As of December 31, 2007, the interest rate was 3.0%.

We expect to fund our activities for the next twelve months using our available cash balances and bank credit lines, plus projected cash generated from operations and the capital markets.

Contractual Cash Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First Mortgage Bonds	$5,553	$11,088	$11,097	$155,487	$183,225
State revolving fund loans	590	1,180	1,180	6,068	9,018
Operating leases	195	252	91	1,851	2,389
Unconditional purchase obligations	2,836	5,656	5,664	27,968	42,124
Tank painting contractual obligation	374	749	174	---	1,297
Total	$9,548	$18,925	$18,206	$191,374	$238,053

Long-term debt obligations reflect the maturities of certain series of our first mortgage bonds, which we intend to refinance when due, and also include interest payments on this debt.  The state revolving fund loan obligation has an amortizing mortgage payment payable over a 20-year period, and will be refinanced as future securities are issued, this also includes interest.  Both the long-term debt and the state revolving fund loan have certain financial covenant provisions, the violation of which could result in default and require the obligation to be immediately repaid, including all interest.  We have not experienced conditions that would result in our default under these agreements, and we do not anticipate any such occurrence.  Payments for unconditional purchase obligations reflect minimum water purchase obligations based on rates that are subject to change under our interconnection agreement with the Chester Water Authority.

Commitments	Committed	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$898	$898	$	----	$	----	$	----

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including any arrangements with any structured finance, special purpose or variable interest entities.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board, FASB, issued Statement of Financial Accounting Standards No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements”-An Amendment of ARB No. 51.  SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  We do not currently expect the adoption of SFAS 160 to have a material impact on our consolidated financial position, results of operations and cash flows.

In December 2007, the Financial Accounting Standards Board, FASB, issued Statement No. 141 (revised 2007), “Business Combinations.”  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  This Statement also establishes requirements for how the acquirer recognizes and measures goodwill acquired in the business combination and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company expects to adopt this statement effective January 1, 2009 and any impact will depend on the nature and size or business combinations the Company consummates after the effective date.

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

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements; however, the statement does not require any new fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those years.  On February 12, 2008, the FASB issued FSP No. FAS 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.  The Company does not expect it to have a material effect on the financial statements.

In June 2006, FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financials statements in accordance with FASB Statement No. 109.  The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation allows an enterprise to recognize economic benefits resulting from positions taken in income tax returns, as long as a more likely than not approach is taken.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company adopted this statement effective January 1, 2007 and after its evaluation determined that there was no material effect on the financial statements (see Note 3 to our Financial Statements).

In March 2006, FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets”.  This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in some situations.  It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.  This statement is effective for fiscal years beginning after September 15, 2006.  The Company adopted this statement effective January 1, 2007.  It did not have a material effect on the financial statements.

In February 2006, FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments”.  This statement amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company adopted this statement effective January 1, 2007.  It did not have a material effect on the financial statements.

Caution  Regarding forward-looking Statements

Statements in this Annual Report on Form 10-K which express our “belief,” “anticipation” or “expectation,” as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans for our water and wastewater subsidiaries, customer base growth opportunities in Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, the impact of weather on our operations and the execution of our strategic initiatives, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, increases to purchased water and electricity expense, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, plans to increase our wastewater treatment operations and other revenue streams less affected by weather, appropriate investment in infrastructure regarding the filing of the certification of sufficient sources of self-supply, expected contributions in 2007 to our postretirement benefit plan, and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Certain factors as discussed under Item 1A -Risk Factors, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as representation of the Company’s views as of any date subsequent to the date of the filing of this Annual Report on Form 10-K.

Item 7A. – Quantitative and Qualitative Disclosure About Market Risk.

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material do to the term of the majority of our First Mortgage Bonds, which have interest rates ranging from 4.75% to 8.17% and final maturity dates ranging from 2019 to 2043.

Item 8. -  Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS
In thousands
	December 31,
	2007	2006
ASSETS
Utility plant, at original cost less accumulated depreciation	$274,140	$253,182
Current assets
Cash and cash equivalents	2,520	1,414
Accounts receivable (less reserve for bad debts 2007 - $279; 2006-$225)	5,499	3,416
Unbilled operating revenues	3,198	2,655
Materials and supplies - at cost on FIFO basis	1,192	1,054
Prepaid property taxes	1,058	924
Prepaid expenses and other	857	756
	14,324	10,219
Other assets
Non-utility property (less accumulated depreciation 2007 - $177; 2006-$152)	288	307
Other deferred assets	4,156	3,771
	4,444	4,078
Regulatory assets, net	1,681	1,881
	$294,589	$269,360

LIABILITIES AND STOCKHOLDER'S EQUITY
Stockholders’ equity
Common stock	$7,300	$6,086
Additional paid-in-capital	65,363	45,052
Retained earnings	12,469	10,662
Total stockholders’ equity	85,132	61,800
Long-term debt, net of current portion	91,757	92,073
	176,889	153,873
Commitments and contingencies (Note 10)

Current liabilities
Lines of credit	898	7,906
Current portion of long-term debt	316	310
Accounts payable	3,225	2,790
Accrued expenses	2,483	3,287
Overdraft payable	1,672	1,990
Income tax payable	---	---
Deferred income taxes	301	284
Interest accrued	326	360
Customer deposits	746	472
Other	1,877	1,723
	11,844	19,122
Deferred credits and other liabilities
Net advances for construction	23,840	24,991
Postretirement benefit obligation	868	927
Deferred investment tax credits	740	765
Deferred income taxes	25,170	21,505
	50,618	48,188

Net contributions in aid of construction	55,238	48,177
	$294,589	$269,360
The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
In thousands, except per share amounts	2007	2006	2005

Operating revenues
Water sales	$48,461	$44,272	$41,638
Other utility operating revenue	1,699	1,268	1,073
Non-utility operating revenue	2,364	1,725	2,574
Sale of land	---	1,322	---
	52,524	48,587	45,285
Operating expenses
Utility operating expenses	26,834	24,314	22,233
Non-utility operating expenses	1,760	1,419	2,310
Depreciation and amortization	5,162	4,610	4,365
Taxes
State and federal income
Currently payable	608	162	111
Deferred	3,526	3,725	3,236
Property and other	2,868	2,562	2,389
	40,758	36,792	34,644

Operating income	11,766	11,795	10,641

Other income, net
Allowance for funds used during construction	324	288	223
Miscellaneous	478	325	292
	802	613	515

Income before interest charges	12,568	12,408	11,156

Interest charges	6,305	6,337	6,121

Net income	6,263	6,071	5,035

Net income applicable to common stock	$6,263	$6,071	$5,035

Income per common share:
Basic	$0.92	$1.00	$0.84
Diluted	$0.90	$0.97	$0.81

Weighted average common shares outstanding:
Basic	6,787	6,055	5,984
Diluted	6,936	6,235	6,182

Cash dividends per share of common stock	$0.66	$0.61	$0.58

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands	For the Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,263	$6,071		$5,035

Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	5,162	4,609		4,364
Deferred income taxes, net	3,657	3,711		3,104
Allowance for funds used during construction	(324)	(288)		(223)
Stock compensation	196	322		---
Sale of land	---	(1,322)		---
Changes in assets and liabilities:
Accounts receivable, net of reserve for bad debts	(2,083)	865		(475)
Income tax receivable	---	---		---
Unbilled operating revenues	(543)	(281)		(3)
Materials and supplies	(138)	(46)		(75)
Prepaid property taxes	(134)	(73)		(86)
Prepaid expenses and other	(101)	(221)		32
Other deferred assets	(495)	(78)		(240)
Regulatory assets	200	(7)		230
Accounts payable	435	---		620
Accrued expenses	(804)	1,339		(83)
State and federal income taxes	---	(113)		111
Interest accrued	(34)	7		---
Customer deposits and other, net	428	(1,602)		1,634
Postretirement benefit obligation	(59)	(170)		(72)

Net cash provided by operating activities	11,626	12,723		13,873

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures (net of AFUDC)	(26,736)	(30,890)		(20,164)
Proceeds from sale of assets	27	33		6
Proceeds from sale of land	---	1,330		---
Investments from unconsolidated affiliates	2	37		---

Net cash used in investing activities	(26,707)	(29,490)		(20,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit agreements	(7,008)	6,120		(7,427)
Increase (decrease) in overdraft payable	(318)	573		(394)
Net advances and contributions in aid of construction	6,839	12,334		7,496
Proceeds from issuance of long-term debt	---	---		25,000
Increase in restricted funds	---	---		502
Increase (decrease) in deferred debt issuance costs	110	41		(827)
Net proceeds from issuance of common stock	21,329	1,766		1,304
Dividends	(4,455)	(3,714)		(3,470)
Principal repayments of long-term debt	(310)	(298)		(15,757)

Net cash provided by financing activities	16,187	16,822		6,427

Net increase in cash and cash equivalents	1,106	55		142

Cash and cash equivalents at beginning of year	1,414	1,359		1,217

Cash and cash equivalents at end of year	$2,520	$1,414		$1,359
Supplemental Disclosures of Cash Flow Information:
Interest paid	$6,230	$6,228		$6,001
Income taxes paid	$725	$261	$	---
See Note 1 (Stock Split) for a discussion of non-cash financing activity.

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Shares Outstanding Class A Non-Voting (1) (4) (5) (6)	Common Shares Outstanding Class B Voting (2) (4)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings (2)	Total (2)
In thousands
Balance as of December 31, 2004	5,052	882	$3,368	$588	$42,222	$8,765	$54,943
Net income						5,035	5,035
Cash dividends declared
Common stock						(3,470)	(3,470)
Issuance of common stock
Officer bonus	9		6		166		172
Dividend reinvestment plan	15		10		284		294
Employee stock options and awards	52		35		612		647
Employee Retirement Plan(3)	11		7		185		192
Balance as of December 31, 2005	5,139	882	$3,426	$588	$43,469	$10,330	$57,813

Net income						6,071	6,071
Cash dividends declared
Common stock						(3,714)	(3,714)
Issuance of common stock
Stock split			1,721	294		(2,025)	(10)
Officer bonus	9		6		183		189
Dividend reinvestment plan	15		14		321		335
Employee stock options and awards	12		10		551		561
Employee Retirement Plan(3)	29		27		528		555
Balance as of December 31, 2006	5,204	882	$5,204	$882	$45,052	$10,662	$61,800

Net income						6,263	6,263
Cash dividends declared
Common stock						(4,455)	(4,455)
Issuance of common stock
Stock Issuance	1,129		1,129		19,290	(1)	20,418
Officer bonus
Dividend reinvestment plan	18		18		326		344
Employee stock options and awards	50		50		374		424
Employee Retirement Plan(3)	17		17		321		338
Balance as of December 31, 2007	6,418	882	$6,418	$882	$65,363	$12,469	$85,132

(1)	At December 31, 2007, 2006, and 2005, Class A Non-Voting Common Stock had 15,000,000 shares authorized. For the same periods, shares issued were 6,442,805, 5,228,284 and 5,163,165, respectively.
(2)	At December 31, 2007, 2006, and 2005, Class B Common Stock had 1,040,000 shares authorized and 882,000 shares issued.
(3)	Artesian Resources Corporation registered 500,000 shares of Class A Non-Voting Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
(4)
Artesian Resources Corporation approved a three for two stock split on May 12, 2006 effected in the form of a 50% stock distribution.  Each shareholder of record on May 30, 2006 received one additional share for each two shares held.  All share and per share data for all prior periods have been restated to give effect to this stock split.

(5)
Under the Equity Compensation Plan, effective May 25, 2005 Artesian Resources Corporation authorized up to 500,000 shares of Class A Non-Voting Common Stock for issuance of grants in forms of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the Plan.

(6)
At June 19, 2007 Artesian Resources Corporation completed the sale of 1,000,000 shares and at July 10, 2007 Artesian Resources Corporation completed the sale of an additional 129,000 shares of its Class A Non-Voting Common Stock.

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

The consolidated financial statements include the accounts of Artesian Resources and its wholly owned subsidiaries, including its principal operating company, Artesian Water.  Appropriate eliminations have been made for all inter-company transactions and account balances.

Utility Subsidiary Accounting

The accounting records of Artesian Water and Artesian Wastewater are maintained in accordance with the uniform system of accounts as prescribed by the Delaware Public Service Commission or the PSC.  The accounting records of Artesian Water Pennsylvania are maintained in accordance with the uniform system of accounts as prescribed by the Pennsylvania Public Utility Commission or the PAPUC.  The accounting records of Artesian Water Maryland are maintained in accordance with the uniform system of accounts as prescribed by the Maryland Public Service Commission or the MDPSC.  All three subsidiaries follow the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," which provides guidance for companies in regulated industries.

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

In accordance with a rate order issued by the PSC, Artesian Water accrues an Allowance for Funds Used During Construction or AFUDC.  AFUDC, which represents the cost of funds devoted to construction projects through the date the project is placed in service, is capitalized as part of construction work in progress.  The rate used for the AFUDC calculation is based on Artesian Water's weighted average cost of debt and the rate of return on equity authorized by the PSC.  The rate used to capitalize AFUDC in 2007, 2006, and 2005 was 8.1%, 7.8%, and 8.0%, respectively.

Utility plant comprises:
In thousands		December 31,
	Estimated Useful Life In Years	2007	2006
Utility plant at original cost
Utility plant in service
Intangible plant	---	$140	$140
Source of supply plant	45-85	15,231	14,759
Pumping and water treatment plant (Artesian Water)	35-62	46,808	42,495
Transmission and distribution plant
Mains	81	155,927	145,794
Services	39	26,162	24,528
Storage tanks	76	17,376	17,094
Meters	26	10,728	10,061
Hydrants	60	8,359	7,633
Treatment and Disposal Plant (Artesian Wastewater)	35-62	7,646	4,006
General plant	3-31	26,971	26,456
Property held for future use	---	7,362	1,960
Construction work in progress	---	4,325	6,188
		327,035	301,114
Less – accumulated depreciation		52,895	47,932
		$274,140	$253,182

Depreciation and Amortization

For financial reporting purposes, depreciation is recorded using the straight-line method at rates based on estimated economic useful lives, which range from 3 to 85 years.  Composite depreciation rates for utility plant were 2.12% in each of the past 3 years..  In a rate order issued by the PSC, the Company was directed effective January 1, 1998 to begin using revised depreciation rates for utility plant.  In rate orders issued by the PSC, Artesian Water was directed, effective May 28, 1991 and August 25, 1992, to offset depreciation recorded on utility plant by depreciation on utility property funded by Contributions in Aid of Construction, CIAC, and Advances for Construction, Advances, respectively.  This reduction in depreciation expense is also applied to outstanding CIAC and Advances.  Other deferred assets are amortized using the straight-line method over applicable lives, which range from 2 to 40 years.

Regulatory Assets

Certain expenses are recoverable through rates, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the PSC.  Expenses related to rate proceedings are amortized on a straight-line basis over a period of 2 years.  The postretirement benefit obligation (see Note 9 to our Financial Statements for a description of the Company's Postretirement Benefit Plan), which is being amortized over 20 years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments.  The deferred income taxes will be amortized over future years with the reversal of tax effects of temporary differences previously flowed through to the customers.

Regulatory assets at December 31, net of amortization, comprise:

In thousands	2007	2006

Postretirement benefit obligation	$968	$1,027
Deferred income taxes recoverable in future rates	567	582
Expense of rate proceedings	141	257
Other	5	15
	$1,681	$1,881

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

Other Deferred Assets

Debt issuance costs are amortized over the term of the related debt.

Other deferred assets at December 31, net of amortization, comprise:

In thousands	2007	2006

Debt issuance expense	$2,472	$2,582
Other	1,684	1,189
	$4,156	$3,771

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

Stock Compensation Plans

On May 25, 2005, the Company’s stockholders approved a new Equity Compensation Plan, which authorizes up to 500,000 shares of Class A Non-Voting Common Stock for issuance.  Since May 25, 2005, no additional grants have been made under the Company’s other stock-based compensation plans that were previously available.  The Company applied APB Opinion No. 25 and related interpretations in accounting for compensation expense under all its plans through 2005.  Accordingly, the aggregate compensation cost incurred and charged against income for all plans, including bonuses, was $146,000 for 2005.  On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123R.  Compensation costs in the amount of $215,000 and $499,000 for awards granted in 2007 and 2006 respectively, were determined based on the fair value at the grant dates and those costs are being charged to income over the service period associated with the grants.  Of the $499,000 in 2006, $240,000 was associated with stock awards, $177,000 was associated cash payments for taxes, and $82,000 was the amount amortized for stock options awarded in 2006 and 2005.  Of the $215,000 in 2007, $47,000 was associated with stock awards, $19,000 was associated cash payments for taxes, and $149,000 was the amount amortized for stock options awarded in 2007 and 2006.  Had compensation costs for the Company's plans in 2005 been determined based on the fair value at the grant dates for awards under those plans consistent with the method required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation,” the Company's net income and net income per common share would have been reduced to the pro-forma amounts indicated below:

In thousands, except per share data	2005

Net income applicable to common stock
As reported	$5,035
Add: compensation expense included in net income (net of tax)	(1)
Deduct: compensation expense using fair value based method (net of tax)	(329)
Pro-forma	$4,705
Basic net income per common share
As reported	$0.84
Pro-forma	$0.79
Basic net income per common share
As reported	$0.81
Pro-forma	$0.76

There was no compensation cost capitalized as part of an asset.

The fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants issued in 2007, 2006, and 2005 under the 2005 Equity Compensation Plan (as defined in Note 8 to our Financial Statements).  There were no options issued to employees in 2006 or 2007.

	2007	2006	2005
Dividend Yield	3.3%	2.9%	3.0%
Expected Volatility	.27	.24	.32
Director and Officer Options
Risk Free Interest Rate	4.69%	5.03%	3.97%
Expected Term	6.65 years	3.26 years	3.42 years
Employee Options
Risk Free Interest Rate	------	------	2.92%
Expected Term	------	------	1 year

The expected dividend yield was based on a 12 month rolling average of the current dividend yield.  The expected volatility is the standard deviation of the change in the natural logarithm of the stock price (expressed as an annual rate) for the expected term shown above.  The expected life was based on historic exercise patterns for similar grants.  The risk free interest rate for the Director and Officer Options is the 7-year Treasury Constant Maturity rate as of the date of the grant for 2007, and 3-year for 2006 and 2005 grants.

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

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, Artesian Resources considers all temporary cash investments with an original maturity of three months or less to be cash equivalents.  Artesian Water, Artesian Wastewater, and Artesian Utility utilize their bank's zero balance account disbursement service to reduce the use of their lines of credit by funding checks as they are presented to the bank for payment rather than at issuance.  If the checks currently outstanding, but not yet funded, exceed the cash balance on Artesian Water's books, the net liability is recorded as a current liability on the consolidated balance sheet in the Overdraft Payable account.

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

Capitalization of the Costs of Computer Software Developed or Obtained for Internal Use

The Company capitalized payroll and related expense associated with our internal staff’s development and configuration of our new customer information system programs (the “CIS programs”) and our financial reporting system to be implemented January 1, 2008.  In deciding to capitalize this expense, the Company used AICPA Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use as its accounting policy for recording these costs.

Reclassification

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.  These reclassifications had no effect on net income or stockholders' equity.

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

Long-term Financial Liabilities

The fair value of Artesian Resources' long-term debt as of December 31, 2007 and 2006, determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities as guided under FAS 107, are shown as below :

Fair value of financial instruments at December 31, comprised:	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
In thousands
Long-term debt	$91,757	$92,600	$92,073	$91,410

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

As of December 31, 2007, Artesian Resources has federal net operating loss carry-forwards aggregating approximately $7.8 million, which will expire if unused by 2024.  As of December 31, 2007, Artesian Resources has separate company state net operating loss carry-forwards aggregating approximately $14.5 million.  These net operating loss carry-forwards will expire if unused between 2008 and 2027.  Artesian Resources has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of the state net operating loss carry-forwards.  Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets.  The valuation allowance decreased from approximately $121,000 in 2006 to approximately $88,000 in 2007.

At December 31, 2007, for federal income tax purposes, there were alternative minimum tax credit carry forwards aggregating $2.5 million resulting from the payment of alternative minimum tax in current and prior years.  These alternative minimum tax credit carry-forwards may be carried forward indefinitely to offset future regular federal income taxes.

In June 2006, FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”.  The Company adopted this statement effective January 1, 2007 and after analyzing Artesian’s various tax positions determined that no further entry, recognition or derecognition were required.  The company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.  There were no such charges for the period ended December 31, 2007.  Additionally, there were no accruals relating to interest or penalties as of December 31, 2007.  The Company remains subject to examination by federal authorities for the 2004, 2005, 2006 and 2007 tax years and by state authorities for the tax years 2004 through 2007.

Components of Income Tax Expense
In thousands	For the Year Ended December 31,
State income taxes	2007		2006	2005
Current	$	---	$42	$	---
Deferred		866	741		733
Total state income tax expense		$866	$783		$733

	For the Year Ended December 31,
Federal income taxes	2007	2006	2005
Current	$608	$120	$111
Deferred	2,660	2,984	2,503
Total federal income tax expense	$3,268	$3,104	$2,614

Reconciliation of effective tax rate:
	For the Year Ended December 31,
In thousands	2007	2007	2006	2006	2005	2005
	Amount	Percent	Amount	Percent	Amount	Percent
Reconciliation of effective tax rate
Income before federal and state income taxes	$10,397	100.0	$9,993	100.0	$8,383	100.0

Amount computed at statutory rate	3,535	34.0	3,398	34.0	2,850	34.0
Reconciling items
State income tax-net of federal tax benefit	571	5.5	466	4.7	481	5.8
Other	28	0.3	23	0.2	16	0.1
Total income tax expense and effective rate	$4,134	39.8	$3,887	38.9	$3,347	39.9

Deferred income taxes at December 31, 2007, 2006, and 2005 were comprised of the following:

For the Year Ended December 31,
In thousands
	2007	2006	2005
Deferred tax assets related to:
Federal alternative minimum tax credit carry forwards	$2,550	$1,941	$1,822
Federal and state operating loss carry forwards	3,500	5,384	7,105
Bad debt allowance	120	83	70
Valuation allowance	(88)	(121)	(323)
Stock options	---	145	145
Other	234	247	281
Total deferred tax assets	$6,316	$7,679	$9,100

Deferred tax liabilities related to:
Property plant and equipment basis differences	$(31,087)	$(28,766)	$(26,512)
Expenses of rate proceedings	(56)	(102)	(62)
Property taxes	(420)	(368)	(338)
Other	(224)	(232)	(241)
Total deferred tax liabilities	$(31,787)	$(29,468)	$(27,153)

Net deferred tax liability	$(25,471)	$(21,789)	$(18,053)

Deferred taxes, which are classified into a net current and non-current balance, are presented in the balance sheet as follows:

Current deferred tax liability	$(301)	$(284)	$(269)
Non-current deferred tax liability	(25,170)	(21,505)	(17,784)
Net deferred tax liability	$(25,471)	$(21,789)	$(18,053)

NOTE 4

PREFERRED STOCK

As of December 31, 2007, Artesian Resources had no preferred stock outstanding.  The Company has 100,000 shares of $1.00 par value Series Preferred stock authorized but unissued.

NOTE 5

COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

The Class A Non-Voting Common Stock, Class A Stock, of Artesian Resources trades on the NASDAQ Global Market under the symbol ARTNA.  The Class B Common Stock of Artesian Resources trades on the NASDAQ's OTC Bulletin Board under the symbol ARTNB.OB.  One primary source of liquidity in 2007 was $21.4 million net proceeds from the issuance of approximately 1,219,000 shares of Class A Non-Voting Common Stock.

Under Artesian Resources' dividend reinvestment plan, which allows for reinvestment of cash dividends and optional cash payments, stockholders were issued 17,791, 15,388, and 14,921 shares (as adjusted for the June 30, 2006 three for two stock split) at fair market value for the investment of $344,000, $335,000, and $294,000 of their monies in the years 2007, 2006, and 2005, respectively.

NOTE 6

DEBT

Artesian Water has available two unsecured lines of credit, with no financial covenant restrictions, totaling $40.0 million at December 31, 2007, which are renewable annually at each of the bank’s discretion.  Borrowings under the lines of credit bear interest based on the London Interbank Offering Rate, LIBOR, plus 1.0% for 30, 60, 90, or 180 days or the banks' federal funds rate plus 1.0%, at the option of Artesian Water.

At December 31, 2007 and 2006 Artesian Water had $0.9 million and $7.9 million outstanding under these lines at average interest rates of 6.2% and 6.4% respectively.  The maximum amount outstanding was $7.4 million and $9.3 million in 2007 and  2006 respectively.  The twelve-month average amount outstanding was approximately $5.3 million and $6.1 million at weighted average annual interest rates of 5.9% and 5.4% in 2007 and 2006 respectively.

At December 31, 2007, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $10 million, respectively, to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of December 31, 2007, we had not borrowed funds under these lines.  The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%.

As of December 31, 2007, 2006 and 2005, substantially all of Artesian Water's utility plant was pledged as security for the First Mortgage Bonds.  In addition, the trust indentures relating to these First Mortgage Bonds contain covenants which limit long-term debt, including the current portion thereof, to 66 2/3% of total capitalization including the current portion of the long-term debt, and which, in certain circumstances, could restrict the payment of cash dividends.  As of December 31, 2007, however, no dividend restrictions were imposed under these covenants.

Long-term debt consists of:

December 31,
In thousands	2007	2006
First mortgage bonds

Series O, 8.17%, due December 29, 2020	20,000	20,000
Series P, 6.58%, due January 31, 2018	25,000	25,000
Series Q, 4.75%, due December 1, 2043	15,400	15,400
Series R, 5.96%, due December 31, 2028	25,000	25,000
	85,400	85,400

State revolving fund loans

4.48%, due August 1, 2021	3,387	3,558
3.57%, due September 1, 2023	1,261	1,319
3.64%, due May 1, 2024	2,025	2,106
	6,673	6,983

Sub-total	92,073	92,383

Less: current maturities (principal amount)	316	310

Total long-term debt	$91,757	$92,073

Payments of principal due during the next five years and thereafter:

In thousands	2008		2009	2010	2011	2012	Thereafter
First Mortgage bonds	$	---	---	---	---	---	85,400
State revolving fund loan		323	336	350	364	380	4,920
Total payments		$323	336	350	364	380	90,320

NOTE 7

NON-UTILITY OPERATING REVENUE AND EXPENSES

Non-utility operating revenue consisted of $1,942,000, $1,458,000, and $2,574,000 received by Artesian Utility in 2007, 2006 and 2005 respectively.  In addition, $422,000 and $267,000 was from Artesian Resource's SLP Plan in 2007 and 2006 respectively.  In 2006, an additional $1,322,000 gain on sale of land by Artesian Development was recorded.

Artesian Utility is also a one-third participant, along with heavy-construction contractor George and Lynch and engineering firm D. Preston Lee, Jr., P.E., Inc., in a limited liability company called AquaStructure Delaware, L.L.C., or  "AquaStructure" that is inactive.  The purpose of AquaStructure was to develop and market proposals for design, construction and operation of wastewater facilities.  In 1999, we began operating a 250,000-gallon per day wastewater facility for the town of Middletown, in southern New Castle County.  In 2002, AquaStructure  completed construction of a 2.5 million gallon per day wastewater facility for Middletown.  Artesian Utility now operates this facility for Middletown under a 20-year contract that expires on February 1, 2021.  This agreement shall be extended for an additional twenty years unless advance notice is given.

Non-utility operating expenses are as follows:

In thousands	2007	2006	2005

Artesian Utility	$1,528	$1,205	$2,184
Artesian Resources	232	211	116
Artesian Development	0	3	10
Total	$1,760	$1,419	$2,310

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

On May 25, 2005, the Company adopted the 2005 Equity Compensation Plan, or “the Plan.”  The Plan provides that grants may be in any of the following forms: incentive stock options, nonqualified stock options, stock units, stock awards, dividend equivalents and other stock-based awards.  The Plan is administered and interpreted by the Compensation Committee of the Board of Directors or the “Committee”.  The Committee has the authority to determine the individuals to whom grants will be made under the Plan, determine the type, size and terms of the grants, determine the time when grants will be made and the duration of any applicable exercise or restriction period (subject to the limitations of the Plan) and deal with any other matters arising under the Plan.  The Committee presently consists of three directors, each of whom is a non-employee director of the Company.  All of the employees of the Company and its subsidiaries are eligible for grants under the Plan.  Non-employee directors of the Company are also eligible to receive grants under the Plan.

The following summary reflects changes in the shares of Class A Stock under option:

	2007 Shares	2007 Weighted Average Exercise Price	2006 Shares	2006 Weighted Average Exercise Price	2005 Shares	2005 Weighted Average Exercise Price
Plan options
Outstanding at beginning of year	595,699	$13.832	571,686	$13.294	498,432	$11.266
Granted	33,750	$19.558	33,750	$21.113	125,611	$19.679
Exercised	(48,003)	$7.613	(9,577)	$7.283	(51,796)	$9.62
Canceled	(6,750)	$19.558	(160)	$18.463	(561)	$13.605
Outstanding at end of year	574,696	$14.621	595,699	$13.832	571,686	$13.294

Options exercisable at year end	547,696	$14.377	561,949	$13.395	569,733	$13.288

Weighted average fair value of
options granted during the year		$19.558		$21.113		$19.679

The weighted-average grant-date fair value of options granted during 2007, 2006, and 2005 were $4.847, $3.809, and $4.278, respectively.  The total intrinsic value of options exercised during 2007 was $561,000.  There were no fully vested shares granted during 2007.  During 2007, we received $365,000 in cash from the exercise of options, with a $509,000 tax benefit realized during the period.

The following tables summarize information about employee and director stock options outstanding at December 31, 2007:

Options Outstanding
Range of Exercise Price	Shares Outstanding at December 31, 2007	Weighted Average Remaining Life	Weighted Average Exercise Price
$7.613 - $14.849	315,946	3.22 Years	$11.160
$16.134 - $21.113	258,750	7.07 Years	$18.846

Options Exercisable
Range of Exercise Price	Shares Exercisable at December 31, 2007	Weighted Average Exercise Price
$7.613 - $14.849	315,946	$11.160
$16.134 - $21.113	231,750	$18.763

As of December 31, 2007, there was $61,229 of total unrecognized expense related to nonvested option shares granted under the Plan.  That cost will be recognized over the remaining 0.4 years vesting period of the unvested options.

NOTE 9

EMPLOYEE BENEFIT PLANS

401(k) Plan

Artesian Resources has a defined contribution 401(k) Salary Deduction Plan, or the “401(k) Plan,” which covers substantially all employees.  Under the terms of the 401(k) Plan, Artesian Resources contributed 2% of eligible salaries and wages and matches employee contributions up to 6% of gross pay at a rate of 50%.  Artesian Resources may, at its option, make additional contributions of up to 3% of eligible salaries and wages.  No such additional contributions were made in 2007, 2006 and 2005.  The 401(k) Plan expenses, which include Company contributions and administrative fees, for the years 2007, 2006 and 2005, were approximately $541,000, $527,000, and $486,000, respectively.

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

Artesian Water recognized an offsetting regulatory asset with respect to the SFAS 106 liability.  This asset is recorded based on the PSC order, which permits Artesian Water to continue recovery of postretirement health care and life insurance expense on a pay-as-you-go basis for the remaining eligible employees.  Artesian Water expects its SFAS 106 obligation and related expense recovery to cover a period of approximately 20 years(based on the age and life expectancy of the remaining eligible participants).  Further, expense recovery as a percentage of rates is expected to remain generally constant over the initial years, and then decline until the obligation is liquidated.  Amounts charged to expense were $59,000, $70,000, and $72,000 for 2007, 2006 and 2005, respectively.

Supplemental Pension Plan

Effective October 1, 1994, Artesian Water established a Supplemental Pension Plan, or the “Supplemental Plan,” to provide additional retirement benefits to full-time employees hired prior to April 26, 1994.  The Supplemental Plan is a defined contribution plan that enables employees to save for future retiree medical costs, which will be paid by employees.  The Supplemental Plan accomplishes this objective by providing additional cash resources to employees upon a termination of employment or retirement, to meet the cost of future medical expenses.  Artesian Water has established a contribution based upon each employee's years of service ranging from 2% to 6% of eligible salaries and wages.  Artesian Water also provides additional benefits to individuals who were over age 50 as of January 1, 1994.  These individuals are referred to as the "Transition Group."  Effective November 1, 1994, individuals eligible for the Transition Group had the opportunity to defer compensation to the Supplemental Plan, and to receive a transition matching contribution for 5 years.  Each one-dollar of eligible salaries and wages deferred by the Transition Group was matched with three, four, or five dollars by Artesian Water based on the employee's years of service subject to certain limitations under the federal tax rules.  Plan expenses, which include Company contributions and administrative fees, for the years 2007, 2006 and 2005 were approximately $288,000, $276,000, and $275,000, respectively.

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

Benefit Obligations and Funded Status
In thousands	Year Ending
	December 31
	2007	2006
Change in Accumulated Postretirement Benefit Obligation
Accumulated Postretirement Benefit Obligation at the Beginning of the Year	$862	$909
Service Cost	---	---
Interest Cost	49	52
Actuarial (Gain) or Loss	126	4
Benefits Paid	(97)	(106)
Plan Participant's Contributions	4	3
Accumulated Postretirement Benefit Obligation at the End of the Year	944	862
Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	---	---
Benefits Paid	(97)	(106)
Employer Contributions	93	103
Plan Participant's Contributions	4	3
Fair Value of Assets at the End of the Year	---	---
Net Amount Recognized
Funded Status	(944)	(862)
Unrecognized Transition Obligation (Asset)	51	60
Unrecognized Net (Gain) or Loss	(75)	(225)
Net Amount Recognized:	(968)	(1,027)
Amounts Recognized in the Statement of Financial Position
Accrued Benefit Liability-Current	(100)	(100)
Accrued Benefit Liability-Noncurrent	(868)	(927)
Net Amount Recognized	$(968)	$(1,027)
Weighted Average Assumptions at the End of the Year
Discount Rate	6.00%	6.00%
Assumed Health Care Cost Trend Rates
Health Care Cost Trend Rate Assumed for Next Year	11.00%	11.00%
Ultimate Rate	5.00%	5.00%
Year that the Ultimate Rate is Reached	2014	2013

Net Periodic Benefit Cost
	Year Ending
	December 31
In thousands	2007	2006	2005

Interest Cost	$48	$51	$54
Amortization of Net (Gain) or Loss	(23)	(27)	(34)
Amortization of Transition Obligation/(Asset)	9	9	9
Total Net Periodic Benefit Cost	$34	$33	$29
Weighted Average Assumptions
Discount Rate	6.00%	6.00%	6.00%
Assumed Health Care Cost Trend Rates
Health Care Cost Trend Rate Assumed for Current Year	11.00%	11.00%	11.00%
Ultimate Rate	5.00%	5.00%	5.00%
Year that the Ultimate Rate is Reached	2013	2012	2011

Impact of One-Percentage-Point Change in Assumed Health Care Cost Trend Rates
	Increase	Decrease
Effect on Service Cost & Interest Cost	$3	$(2)
Effect on Postretirement Benefit Obligation	$47	$(44)

The impact of Medicare Part D, although insignificant, was included in the determination of Accumulated Postretirement Benefit Obligation as of December 31, 2004, and Net Periodic Benefit Cost beginning in 2005.

Contributions
Artesian Water expects to contribute $100,000 to its postretirement benefit plan in 2008.
The following table represents the benefits expected to be paid:

In thousands	Other Benefits

2008	$100
2009	100
2010	100
2011	100
2012	100
2013 through 2017	500
$1,000

NOTE 10

COMMITMENTS AND CONTINGENCIES

In 1997, Artesian Water entered into a 33-year operating lease for a parcel of land with improvements located in South Bethany, a municipality in Sussex County, Delaware.  The annual lease payments increase each year by the most recent increase in the Consumer Price Index for Urban Workers, CPI-U, as published by the U.S. Department of Labor, Bureau of Labor Statistics.  Rental payments for 2007, 2006 and 2005 were $11,900, $11,400, and $11,000, respectively.  The future minimum rental payment as disclosed in the following table is calculated using CPI-U as of December 31, 2007.

During 1996, Artesian Water entered into a 10-year lease commitment for office space and this lease was further extended for two years ending February 29, 2008.  Rent payments for 2007, 2006 and 2005 for the office space were $72,000, $72,000, and $76,000, respectively.  We vacated this property five months prior to the lease expiration as a result of unacceptable conditions not addressed by the landlord.  During September 2007,  Artesian Water entered into a 3-year contract for office space located in New Castle County, Delaware.  This location is used as general office space while the Artesian Water main office space is being renovated.  Rent payments during 2007 were $25,000.

During 1999, Artesian Water entered into the contract for office space located in Sussex County, Delaware.  This contract was terminated in October 2006.  Rent payments for 2006 and 2005 were $24,000 and $28,000, respectively.  We entered into a new 3-year contract for office space located in Sussex County, Delaware in October 2006.  Rent payments during 2007 and 2006 were $43,000 and $14,000.

During 2003, Artesian Resources, entered into a 40-year easement agreement to acquire an easement to access, operate, maintain, repair, improve, replace and connect Artesian’s water system to a well, including a parcel of land around the well.  Easement payments for 2007, 2006 and 2005 were $28,000, $27,000 and $26,000, respectively.

Artesian Wastewater entered into a perpetual agreement for the use of approximately 460 acres of land in Sussex County, Delaware for wastewater disposal.  Beginning January 2007, Artesian Wastewater is required to pay a minimum of $40,000 per year for the use of this land.  Once disposal operations begin, the monthly fee will be contingent on the average number of gallons of wastewater disposed on the properties.  The agreement can be terminated by giving 180-day notice prior to the termination date.

Future minimum annual rental payments under the above mentioned lease obligations for the years subsequent to 2007 are as follows:

In thousands
2008	$195
2009	156
2010	96
2011	45
2012	46
2013 through 2042	1,851
$2,389

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

The Chester Water Authority sent us a notice on February 15, 2006 of a rate increase, effective July 1, 2006.  We received a second notice of a rate increase on February 14, 2007, effective July 1, 2007.  The minimum annual purchase commitments for all interconnection agreements for 2008 through 2012 and the aggregate total for the years 2013 through 2021, calculated at the noticed rates, are as follows:

In thousands
2008	$2,836
2009	2,828
2010	2,828
2011	2,828
2012	2,836
2013 through 2021	27,968
$42,124

Expenses for purchased water were $2,775,000, $3,152,000,and $3,131,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

In 2005, Artesian Water entered into a 6-year agreement with Utility Service Co., Inc. to clean and paint tanks from 2006 to 2011 for $1,872,000.  The tank painting expense for 2007, 2006 and 2005 was $416,000, $241,000, and $254,000.  The expenditures committed for the years subsequent to 2007 are as follows:

In thousands
2008	$374
2009	375
2010	375
2011	174
$1,298

Budgeted mandatory utility plant expenditures, due to planned governmental highway projects, which require the relocation of Artesian Water's water service mains, expected to be incurred in 2008 through 2012 are as follows:

In thousands
2008	$1,350
2009	2,500
2010	1,500
2011	1,400
2012	0
$6,750

The exact timing and extent of these relocation projects is controlled primarily by the Delaware Department of Transportation.

NOTE 11

GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Pennsylvania and Artesian Maryland provide water utility service to customers within their established service territory in all three counties of Delaware and in portions of Pennsylvania and Maryland, pursuant to rates filed with and approved by the PSC, the PAPUC and the MDPSC.  As of December 31, 2007, Artesian Water was serving 75,100 customers, Artesian Water Pennsylvania was serving 39 customers and Artesian Maryland was serving 141 customers.

Artesian Wastewater began providing wastewater services to a community in Sussex County, Delaware in July 2005.  The PSC approved the temporary rates for this community on July 15, 2005, and on January 24, 2006, approved the rates and tariff.  As of December 31, 2007, Artesian Wastewater was serving 414 customers.

NOTE 12

RATE PROCEEDINGS

In May 2006, Artesian Water filed a petition with the PSC to implement new rates to meet a requested increase in revenue of 23%, or approximately $9.9 million, on an annualized basis.  This request was primarily due to the Company’s significant investment in infrastructure, as well as approximately 92% increase in purchased power expense due to the expiration of price caps imposed in 1999 when deregulation of the electric industry in Delaware was adopted.  As permitted by law, in July 2006 we placed into effect temporary rates designed to generate an increase in annual operating revenue of approximately 5.9%, or $2.5 million on an annual basis, until new rates were approved by the PSC.

On December 19, 2006 the PSC approved a Settlement Agreement in this case.  The increase in annual revenue requirement under the Settlement Agreement of $6 million was recovered in two steps.  The first step was placed in effect January 1, 2007 to recover approximately $4.8 million in annual revenue.  The second step was placed in effect July 24, 2007.  The second step rates were designed to recover approximately $1.2 million of annual revenue, which reflected the issuance of additional equity of approximately $20 million.

Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC.  This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility’s overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied can not exceed 5% within any 12-month period.  During 2006 we earned approximately $225,000 in revenue from the DSIC rate.  As required by law, the surcharge for DSIC was reset to zero upon the implementation of the temporary rate on July 10, 2006, as noted above.  We did not have DSIC in effect during 2007.  In December 2007, we filed for a new DSIC of 0.46% to be applied to customers’ total bill, effective January 1, 2008, in order to recover the cost of non-revenue producing plant put into service between the end of the last general rate increase and October 2007.  On January 25, 2008, Artesian Water submitted a notice to the PSC of our intent to file an application for a rate increase, as is required to be submitted not less than 60 days prior to filing an application.

NOTE 13

SALE OF LAND

On September 14, 2006, Artesian Development completed the sale of a parcel of land of approximately four acres to The Commonwealth Group, Ltd.  The sale price was $1.4 million and the gain on the sale of the parcel of land after expenses, but before income taxes, was approximately $1.3 million.

NOTE 14

NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding.  Diluted net income per common share is based on the weighted average number of common shares outstanding and potentially dilutive effect of employee stock options.

The following table summarizes the shares used in computing basic and diluted net income per common share:

	Years Ended December 31,
In thousands	2007	2006	2005
Average common shares outstanding during the period for Basic computation	6,787	6,055	5,984
Dilutive effect of employee stock options	149	180	198
Average common shares outstanding during the period for Diluted computation	6,936	6,235	6,182

Equity per common share was $12.54, $10.21, and $9.66 at December 31, 2007, 2006, and 2005, respectively.  These amounts were computed by dividing stockholders' equity excluding preferred stock by the number of basic shares of common stock outstanding at the end of each year, respectively.

NOTE 15

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA

The following table is derived from quarterly unaudited consolidated statements of operations for the years ended December 31, 2007 and 2006.  Quarterly diluted per share amounts do not add to the full year total due to rounding.

In thousands (except per share data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2007	2006	2007	2006	2007	2006	2007	2006
Operating revenues	$11,604	$10,489	$12,913	$12,014	$15,046	$14,194	$12,961	$11,891
Operating income	$2,268	$2,053	$2,919	$2,889	$4,135	$4,181	$2,444	$2,672
Net income applicable to common stock	$1,156	$995	$1,271	$1,360	$2,763	$2,607	$1,073	$1,109
Income per common share
Basic	$0.19	$0.17	$0.20	$0.22	$0.38	$0.43	$0.15	$0.18
Diluted	$0.18	$0.16	$0.19	$0.22	$0.37	$0.42	$0.14	$0.17

NOTE 16

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board, FASB, issued Statement of Financial Accounting Standards No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements”-An Amendment of ARB No. 51.  SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  We do not currently expect the adoption of SFAS 160 to have a material impact on our consolidated financial position, results of operations and cash flows.

In December 2007, the Financial Accounting Standards Board, FASB, issued Statement No. 141 (revised 2007), “Business Combinations.”  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  This Statement also establishes requirements for how the acquirer recognizes and measures goodwill acquired in the business combination and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company expects to adopt this statement effective January 1, 2009 and any impact will depend on the nature and size or business combinations the Company consummates after the effective date.

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

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements; however, the statement does not require any new fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those years.  On February 12, 2008, the FASB issued FSP No. FAS 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.  The Company does not expect it to have a material effect on the financial statements.

In June 2006, FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financials statements in accordance with FASB Statement No. 109.  The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation allows an enterprise to recognize economic benefits resulting from positions taken in income tax returns, as long as a more likely than not approach is taken.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company adopted this statement effective January 1, 2007 and after its evaluation determined that there was no material effect on the financial statements (see Note 3 to our Financial Statements).

In March 2006, FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets”.  This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in some situations.  It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.  This statement is effective for fiscal years beginning after September 15, 2006.  The Company adopted this statement effective January 1, 2007, it did not have a material effect on the financial statements.

In February 2006, FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments”.  This statement amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company adopted this statement effective January 1, 2007, it did not have a material effect on the financial statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Artesian Resources Corporation
Newark, Delaware

We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artesian Resources Corporation at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007,in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Artesian Resources Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/BDO Seidman, LLP
Bethesda, Maryland
March 12, 2008

Item 9. – Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A. - Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of Artesian Resources Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2007, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.  Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that Artesian Resources Corporation’s disclosure controls and procedures as of December 31, 2007 were (1) designed to ensure that material information relating to the Corporation and its subsidiaries is made known to the chief executive officer and the chief financial officer by others within those entities, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  A control system cannot provide absolute assurance, however, that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)  Management’s Annual Report on Internal Control Over Financial Reporting

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

Artesian Resources Corporation’s Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework.”  Based on this assessment, Management determined that at December 31, 2007, the Corporation’s internal control over financial reporting was effective.

(c)  Attestation Report of the Registered Public Accounting Firm

The effectiveness of Artesian’s internal control over financial reporting as of December 31, 2007 has been audited by BDO Siedman LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(d)  Change in Internal Control over Financial Reporting

No change in the Corporation’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s  internal control over financial reporting.

Date: March 12, 2008

CHIEF EXECUTIVE OFFICER:	CHIEF FINANCIAL OFFICER:

/s/ DIAN C. TAYLOR	/s/ DAVID B. SPACHT
Dian C. Taylor	David B. Spacht

Item 9B. – Other Information.

None.

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

Board of Directors and Stockholders
Artesian Resources Corporation
Newark, Delaware

We have audited Artesian Resources Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Frameworkissued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Artesian Resources Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting”.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Artesian Resources Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Artesian Resources Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/BDO Seidman LLP
Bethesda, Maryland

March 12, 2008

PART III

Item 10. – Directors, Executive Officers and Corporate Governance.

Name	Age	Position

Dian C. Taylor	62
Director since 1991 - Chair of the Board since July 1993, and Chief Executive Officer and President of Artesian Resources Corporation and its subsidiaries since September 1992.  Ms. Taylor has been employed by the Company since August 1991.  She was formerly a consultant to the Small Business Development Center at the University of Delaware from February 1991 to August 1991 and Owner and President of Achievement Resources Inc. from 1977 to 1991.  Achievement Resources, Inc. specialized in strategic planning, marketing, entrepreneurial and human resources development consulting.  Ms. Taylor was a marketing director for SMI, Inc. from 1982 to 1985.  Ms. Taylor is the aunt of John R. Eisenbrey, Jr. and Nicholle R. Taylor.  She serves on the Executive and Strategic Planning, Budget and Finance Committees.

Kenneth R. Biederman	64
Director since 1991 - Professor of Finance at the College of Business and Economics of the University of Delaware, Lerner College of Business and Economics since May 1996.  Interim Dean of the College of Business and Economics of the University of Delaware from February 1999 to June 2000.  Dean of the College of Business and Economics of the University of Delaware from 1990 to 1996.  Currently a Director of the Mid -Atlantic Farm Credit Association.  Director of Chase Manhattan Bank USA from 1993 to 1996.  Formerly a financial and banking consultant from 1989 to 1990 and President of Gibraltar Bank from 1987 to 1989.  Previously Chief Executive Officer and Chairman of the Board of West Chester Savings Bank; Economist and former Treasurer of the State of New Jersey and Staff Economist for the United States Senate Budget Committee.  He serves on the Executive; Audit; Pricing; Strategic Planning, Budget and Finance; Human Resources and Compensation Committees.

John R. Eisenbrey, Jr.	52
Director since 1993 - Owner and President of Bear Industries, Inc., a privately held contracting firm, for more than twenty-three years.  Mr. Eisenbrey is also co-owner and President of Peninsula Masonry Inc.   Mr. Eisenbrey is the nephew of Dian C. Taylor and the cousin of Nicholle R. Taylor.  He serves on the Audit; Pricing; Human Resources Committee; and Compensation Committees.

Nicholle R. Taylor	40
Director since 2007  - Vice President of Artesian Resources Corporation and its Subsidiaries - Ms. Taylor has served as an officer since May 2004.  Ms. Taylor has been employed by the Company since 1991 and has held various management level and operational positions within the Company.  Ms. Taylor is the niece of Dian C. Taylor and the cousin of John R. Eisenbrey, Jr.

William C. Wyer	61
Director since 1991 - Business Consultant with Wyer Group, Inc. since September 2005.  Previously, Mr. Wyer served as Managing Director of Wilmington Renaissance Corporation (formerly Wilmington 2000) from January 1998 to August 2005.  Wilmington Renaissance Corporation is a private organization seeking to revitalize the City of Wilmington, Delaware.  Mr. Wyer has served as a Director and member of the Audit Committee of GMAC Bank and its’ successor National Motors Bank, FBS since August 2001.  President of All Nation Life Insurance and Senior Vice President of Blue Cross/Blue Shield of Delaware from September 1995 to January 1998.  Managing Director of Wilmington 2000 from May 1993 to September 1995.  Formerly President of Wyer Group, Inc. from 1991 to 1993 and Commerce Enterprise Group from 1989 to 1991, both of which are management-consulting firms specializing in operations reviews designed to increase productivity, cut overhead and increase competitiveness, and President of the Delaware State Chamber of Commerce from 1978 to 1989.  He serves on the Executive; Audit; Pricing; Strategic Planning, Budget and Finance; Human Resources and Compensation Committees.

Joseph A. DiNunzio	45
Executive Vice President and Corporate Secretary of Artesian Resources Corporation and its subsidiaries since May 2007.  Mr. DiNunzio previously served as Senior Vice President and Corporate Secretary of Artesian Resources Corporation and its Subsidiaries since March 2000 and as Vice President and Secretary of Artesian Resources Corporation and its Subsidiaries since January 1995.  Mr. DiNunzio has been employed by the Company since 1989 and has held various executive and management level positions within the Company.  Prior to joining Artesian, Mr. DiNunzio was employed by PriceWaterhouseCoopers LLP from 1984 to 1989.

Bruce P. Kraeuter	58
Senior Vice President of Engineering and Planning since May 2007.  Mr. Kraeuter previously served as Vice President of Engineering and Planning since March 1995.  He currently serves as an officer of Artesian Water Company, Inc., Artesian Water Maryland, Inc., Artesian Wastewater Management, Inc., Artesian Utility Development, Inc. and Artesian Water Pennsylvania, Inc.  Mr. Kraeuter has been employed by the Company since July 1989 and has held various executive and operational positions within the Company.  Mr. Kraeuter served as Senior Engineer with the Water Resources Agency for New Castle County, Delaware from 1974 to 1989.

John J. Schreppler, II	51
Vice President, Assistant Secretary and General Counsel of Artesian Resources Corporation and its subsidiaries since July 2000.  Prior to joining the Company, he practiced law in Wilmington, Delaware as John J. Schreppler, II P.A. from February 1999, and before that as a partner in The Bayard Firm from 1988 to 1999.

David B. Spacht	48
Chief Financial Officer and Treasurer of Artesian Resources Corporation and its subsidiaries since January 1995.  The Company has employed Mr. Spacht since 1980 and he has held various executive and management level positions within the Company.

John M. Thaeder	50
Senior Vice President of Operations since May 2007.  Mr. Thaeder previous served as Vice President of Operations since February 1998.  He currently serves as an officer of Artesian Water Company, Inc., Artesian Wastewater Management, Inc., Artesian Water Maryland, Inc., Artesian Water Pennsylvania, Inc. and Artesian Utility Development, Inc.  Prior to joining the Company, Mr. Thaeder was employed by Hydro Group, Inc. from 1996 to 1998 as Southeastern District Manager of Sales and Operations from Maryland to Florida.  During 1995 and 1996, Mr. Thaeder was Hydro Group's Sales Manager of the Northeast Division with sales responsibilities from Maine to Florida.  From 1988 to 1995, he served as District Manager of the Layne Well and Pump Division of Hydro Group.

Corporate Governance

The executive officers are elected or approved by our Board or our appropriate subsidiary to serve until his or her successor is appointed or shall have been qualified or until earlier death, resignation or removal.

In accordance with the provisions of the Company's By-laws, the Board is divided into three classes.  Members of each class serve for three years and one class is elected each year to serve a term until his or her successor shall have been elected and qualified or until earlier resignation or removal.  John R. Eisenbrey, Jr. and Dian C. Taylor have been nominated for election to the Board of Directors at the shareholders Annual Meeting to be held May 14, 2008.

Director Compensation

Directors receive an annual retainer fee of $12,500 paid in advance.  The chair of the Audit Committee receives an annual retainer of $3,500.  The other members of the Audit Committee receive an annual retainer fee of $2,500.  The chairs of the remaining standing committees receive an annual retainer of $1,000.  Each director receives $1,500 for each Board meeting attended, $1,000 for each committee meeting attended on the day of a regular board meeting and $1,500 for each committee meeting attended on any other day.   The Chair of the Audit Committee receives $1,500 for each committee meeting attended on the day of a regular board meeting and $2,000 for each committee meeting attended on any other day.  Each director receives $450 per diem for workshops.  An ad hoc Pricing Committee was formed to review and approve the issuance price of the common stock in 2007.  The committee chair was paid a retainer of $3,000.

In 2007, our Directors, other than Dian C. Taylor whose fees as a Director are included in the Director Summary Compensation Table and Nicholle R. Taylor who did not receive any fees as a Director in 2007, received the following compensation:

Director Compensation Table – 2007

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Kenneth R. Biederman	86,600	29,767	116,367
John R. Eisenbrey, Jr.	76,350	29,767	106,117
Norman H. Taylor, Jr.	50,200	29,767	79,967
William C. Wyer	85,600	29,767	115,367

(1)
On May 16, 2007 each Director received option grants of 6,750 shares of Class A Non-voting Common stock at exercise prices at the fair market value (last reported sale price on the grant date) or $19.558. All options are exercisable one year from the date of grant and with terms of ten years. The dollar amount recognized for financial statement reporting purposes with respect to the fiscal year, computed in accordance with Statement of Financial Accounting Standard No. 123R, based upon the assumptions made in the valuation as described in Note 1 of the 2007 Financial Statements is reflected in the “Option Awards” column in the table above.  The aggregate number of option awards outstanding at December 31, 2007 for each Director is:

Option Shares Outstanding at December 31, 2007
Kenneth R. Biederman	69,000
John R. Eisenbrey, Jr.	55,639
The Estate of Norman H. Taylor, Jr.	45,000
William C. Wyer	69,500

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2007, the members of our Compensation Committee were Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer.  None of our executive officers serves as a member of the Compensation Committee, or any other committee serving an equivalent function, of any entity that has one or more of its executive officers serving as members of our Compensation Committee.  No member of our Compensation Committee has ever been our employee.

Independence

In 2007, the Board of Directors determined that a majority of the Board of Directors met the independence requirements prescribed by the listing standards of the Nasdaq Global Market.

Audit Committee

The Audit Committee reviews the procedures and policies relating to the internal accounting procedures and controls of the Company, and provides general oversight with respect to the accounting principles employed in the Company’s financial reporting.  As part of its activities, the Audit Committee meets with representatives of the Company’s management and independent accountants.  The Audit Committee has considered the extent and scope of non-audit services provided to the Company by its outside accountants and has determined that such services are compatible with maintaining the independence of the outside accountants. The Audit Committee appoints and retains the Company’s independent accountants.  The Audit Committee has a charter delineating its purpose and functions.  The Audit Committee consists of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer.  The Board of Directors has also determined that each member of the Audit Committee meets the independence requirements prescribed by the listing standards of the Nasdaq Global Market and the rules and regulations of the Securities and Exchange Commission.  The Board of Directors has further determined that Mr. Biederman, a member of the Audit Committee, is an "audit committee financial expert" as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.  During 2007, the Audit Committee met seven times.

Compensation Committee

The Compensation Committee reviews the compensation and benefits provided to key management employees, officers and directors and makes recommendations as appropriate to the Board.  The Committee also determines whether and what amounts should be granted under the Equity Compensation Plan and may make recommendations for amendments to the Plan.  The Compensation Committee has a charter delineating its purpose and functions.  The Compensation Committee is comprised of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer, three independent directors.  During 2007, the Compensation Committee met four times.

Consideration of Director Candidates

Given the size of the current Board and the ability for the independent directors to act within existing committees on director nominations, the Company has not deemed it appropriate or necessary to appoint a standing Nominating Committee.  The Board, however, has adopted a resolution to document and formalize the Company’s nominating procedures.  As part of the formalized nominating procedures, director nominees are recommended to the full Board by a majority of independent directors.  Director candidates nominated by stockholders are considered in the same manner, provided the nominations are submitted on a timely basis and in accordance with the Company’s by-laws.  Nominations for the election of directors for the 2008 Annual Stockholders’ Meeting were approved by the Compensation Committee, which consists entirely of independent directors.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, directors, officers and certain beneficial owners of the Company’s equity securities are required to file reports of their transactions in the Company’s equity securities with the Securities and Exchange Commission on specified due dates.  With respect to the fiscal year 2007, reports of transactions by all directors, officers and such beneficial holders were timely filed.  In making this statement, the Company has relied on the written representations of its directors, officers and holders of more than ten percent (10%) of either class of our outstanding common stock ten percent (10%) stockholders and copies of the reports that they filed with the Securities and Exchange Commission.

Item 11. – Executive Compensation.

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

Compensation elements include a base cash level of compensation, possible cash bonus awards, and discretionary amounts of equity compensation as may be awarded by the Board of Directors under the 2005 Equity Compensation Plan.  In recent years, with the exception of 2007, most performance-based compensation was awarded in equity rather than in cash.  The 2005 Equity Compensation Plan provides for the grants of stock options, stock units, stock awards, dividend equivalents and other stock-based awards to encourage recipients of such grants to contribute materially to the growth of the Company, for the benefit of the Company’s shareholders, and to align the economic interests of the recipients with those of shareholders.

Compensation paid to each executive officer, including cash bonuses in 2007 and stock bonuses in 2006, was based on the Compensation Committee’s review and consideration of aggregate levels of compensation paid to executives of comparable companies and the individual qualitative contributions and performance of each executive officer.  The stock bonus portion of the compensation awarded in 2006 also served beneficially to further align the interests of the executive officers with that of shareholders.  No grants of stock options were made to any other executive officer in 2007 or 2006, except that Ms. Dian C. Taylor, in her capacity as a Director, received stock grants as described below.

Generally, each May, the Compensation Committee of the Board of Directors considers the grant of stock options for Directors, including Ms. Dian C. Taylor.  Consistent with the grant made to all Directors, on May 16, 2007 and May 12, 2006, Ms. Dian C. Taylor received grants of 6,750 shares of Class A Non-voting Common stock, as adjusted for the June 30, 2006 three for two stock split, at an exercise price at the fair market value (last reported sale price on that date), exercisable one year from the date of grant and with terms of ten years from the date of grant.

Ms. Dian C. Taylor also receives compensation for her service as a Director, which compensation is equivalent to that provided to all other Directors for retainers and Board meeting fees.  See “Director Compensation.”

There are no severance or other post-termination agreements with the executive officers of the Company.  The executive officers do not receive any post-retirement benefits other than those generally available to all employees through participation in the Company’s 401(k) retirement plan, the Postretirement Benefit Plan and the Supplemental Pension Plan.  The Company does not provide any defined benefit pension plan benefits, any supplemental executive retirement plan benefits, or any non-qualified deferred compensation.  There are no contracts, agreements, plans or arrangements that provide for a payment to any executive officer at or following the termination of employment of the executive officer for any reason, including change in control of the Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

William C. Wyer, Chairman
Kenneth R. Biederman
John R. Eisenbrey, Jr.

The following table sets forth a summary of the compensation earned by the Chief Executive Officer, Chief Financial Officer and the next three highest paid executive officers whose annual salaries and bonuses exceeded $100,000 for the fiscal year 2007.

Summary Compensation Table for 2007:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(1),(3),(4),(5)	Total ($)
Dian C. Taylor, Chair, CEO & President	2007	353,076	81,450	N/A	29,767	75,044	539,337
	2006	320,369	1,330	47,400	16,412	118,127	503,638
David B. Spacht, Chief Financial Officer & Treasurer	2007	211,999	36,450	N/A	N/A	25,492	273,941
	2006	178,308	4,150	23,700	N/A	41,310	247,468
Joseph A. DiNunzio, Executive Vice President & Secretary	2007	249,629	35,700	N/A	N/A	23,015	308,344
	2006	231,631	700	23,700	N/A	41,541	297,571
Bruce P. Kraeuter, Senior Vice President of Engineering & Planning	2007	214,460	36,450	N/A	N/A	22,917	273,827
	2006	185,385	1,330	23,700	N/A	38,842	249,257
John M. Thaeder, Senior Vice President of Operations	2007	227,922	35,700	N/A	N/A	13,524	277,146
	2006	192,308	700	23,700	N/A	33,970	250,678

(1)
On April 26, 2006, the Compensation Committee awarded stock bonuses to executive officers under the 2005 Equity Compensation Plan as reflected in the “Stock Awards” column above, along with a cash payment to reimburse for the payment of taxes resulting from the stock bonus, which cash payment is included in the “All Other Compensation” column above.  The shares awarded were valued at the closing share price on the date of award.  The number of Class A Non-voting Common stock shares, as adjusted for a three for two stock split on June 30, 2006, and cash awarded were:

	Shares	Reimbursement for Tax
Dian C. Taylor	2,250	$33,065
David B. Spacht	1,125	$18,457
Joseph A. DiNunzio	1,125	$17,238
Bruce P. Kraeuter	1,125	$18,418
John M. Thaeder	1,125	$18,377

(2)
On May 16, 2007 and May 12, 2006, Ms. Dian C. Taylor received option grants of 6,750 shares of Class A Non-voting Common stock at exercise prices at fair market value (last reported sale price on the date of grant), exercisable one year from the date of grant and with a term of ten years.  The dollar amount recognized for financial statement reporting purposes with respect to the fiscal year, computed in accordance with Statement of Financial Accounting Standard No. 123, based upon the assumptions made in the valuation as described in Note 1 of the 2007 Financial Statements is reflected in the “Option Awards” column in the table above.

(3)
Under the defined contribution 401(k) Plan, the Company contributes two percent of an eligible employee's gross earnings.  The Company also matches fifty percent of the first six percent of the employee's gross earnings that the employee contributes to the 401(k) Plan.  In addition, all employees hired before April 26, 1994 and under the age of sixty at that date are eligible for additional contributions to the 401(k) Plan.  Employees over the age of sixty at that date receive Company paid medical, dental and life insurance benefitsupon retirement.  The Company will not provide such benefits to any other current or future employees.  In 2007, Company contributions to the 401(k) Plan under terms available to all other employees based upon their years of service and plan eligibility were made in the amounts of:

Dian C. Taylor	$22,500
David B. Spacht	$23,320
Joseph A. DiNunzio	$22,500
Bruce P. Kraeuter	$21,446
John M. Thaeder	$11,250

(4)
Executive officers are reimbursed for eligible medical expenses not otherwise covered by the Company’s medical insurance plan under the Officer’s Medical Reimbursement Plan.  Amounts reimbursed are included in the “All Other Compensation” column in the table above.  Ms. Dian C. Taylor received reimbursements of $9,540 in 2007.

(5)
Also included in the “All Other Compensation” column in the table above are amounts received by Ms. Dian C. Taylor as compensation for attendance at meetings of the Board and its committees in 2007 totaling $39,100, security provided at her personal residence and personal use of a company-owned vehicle.

Grants of Plan-Based Awards Table – 2007

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock & Option Awards ($)

Dian C. Taylor	May 16, 2007	N/A	6,750	19.558	32,715

Ms. Dian C. Taylor was granted an option award on May 16, 2007 as noted in the table above.  The Class A Non-voting Common stock shares available under the grant become exercisable one year after the date of grant, are for a term of ten years from the date of grant, and automatically terminate upon the first occurrence of:

(i)
The expiration of the 90-day period after Ms. Dian C. Taylor ceases to provide service to the Company, if the termination of service is for any reason other than Disability, death or Cause (as defined in the award);

(ii)	The expiration of the one-year period after Ms. Dian C. Taylor ceases to provide service to the Company on account of her Disability;

(iii)
The expiration of the one-year period after Ms. Dian C. Taylor ceases to provide service to the Company, if she dies while providing service to the Company or within 90 days after the she ceases to provide such services on account of a termination described in (i) above; or

(iv)
The date on which Ms. Dian C. Taylor ceases to provide service to the Company for Cause.  In addition, notwithstanding the prior provisions, if Ms. Dian C. Taylor engages in conduct that constitutes Cause after her employment or service terminates, the Option shall immediately terminate.

Outstanding Equity Awards at Fiscal Year-End Table – 2007

	Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date

Dian C. Taylor	3,750	0	7.613	5/27/2008
	6,750	0	8.500	5/18/2009
	6,750	0	9.275	5/31/2010
	6,750	0	9.760	5/30/2011
	6,750	0	12.400	6/5/2012
	6,750	0	13.300	5/21/2013
	6,750	0	16.134	5/26/2014
	11,250	0	19.700	12/20/2015
	6,750	0	21.113	5/12/2016
		6,750(1)	19.588	5/16/2017

David B. Spacht	5,425	0	9.333	5/18/2009
	6,750	0	10.278	5/31/2010
	6,750	0	10.845	5/30/2011
	6,750	0	12.400	6/5/2012
	6,750	0	14.849	5/21/2013
	6,750	0	16.134	5/26/2014
	11,250	0	19.700	12/20/2015

Joseph A. DiNunzio	5,625	0	9.333	5/18/2009
	6,750	0	10.278	5/31/2010
	11,250	0	10.845	5/30/2011
	6,750	0	12.400	6/5/2012
	6,750	0	14.849	5/21/2013
	6,750	0	16.134	5/26/2014
	11,250	0	19.700	12/20/2015

Bruce P. Kraeuter	3,950	0	7.613	5/27/2008
	3,750	0	9.333	5/18/2009
	6,750	0	10.278	5/31/2010
	6,750	0	10.845	5/30/2011
	6,750	0	12.400	6/5/2012
	6,750	0	14.849	5/21/2013
	6,750	0	16.134	5/26/2014
	11,250	0	19.700	12/20/2015

John M. Thaeder	4,207	0	10.278	5/31/2010
	6,750	0	10.845	5/30/2011
	6,750	0	12.400	6/5/2012
	6,750	0	14.849	5/21/2013
	6,750	0	16.134	5/26/2014
	11,250	0	19.700	12/20/2015

(1)            The option grant for 6,750 will vest on May 16, 2008.

Option Exercises and Stock Vested Table – 2007

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Dian C. Taylor	9,750	121,308	N/A	N/A
David B. Spacht	1,741	20,831	N/A	N/A
Joseph A. DiNunzio	6,750	77,912	N/A	N/A
Bruce P. Kraeuter	2,800	33,441	N/A	N/A
John M. Thaeder	9,712	100,097	N/A	N/A

Item 12. –  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of the equity securities of the Company, as of February 29, 2008 for each director, each executive officer named in the Summary Compensation Table, each beneficial owner of more than five percent (5%) of the outstanding shares of any class of the Company's voting securities and all directors and executive officers as a group, based in each case on information furnished to the Company.  Addresses are provided for each beneficial owner of more than five percent (5%) of the Company’s voting securities.

	Class A Non-Voting Common Stock(1)		Class B Common Stock(1)
	Shares	Percent(2)	Shares	Percent(2)

Dian C. Taylor (3) 664 Churchmans Road Newark, Delaware 19702	142,940	2.2	157,722	17.9

Kenneth R. Biederman (3)(4)	76,125	1.2

John R. Eisenbrey, Jr. (3)(5)(6) 15 Albe Drive Newark, Delaware 19702	94,640	1.5	45,707	5.2

Nicholle R. Taylor (3)	26,626		6,391

The Estate of Norman H. Taylor, Jr. (3) 1597 Porter Road Bear, Delaware 19701	82,956	1.3	273,085	31.0

William C. Wyer (3)	72,250	1.1

Joseph A. DiNunzio (3) (8)	69,959	1.1	103

Bruce P. Kraeuter (3)	73,669	1.1

David B. Spacht (3)	58,642		189

John M. Thaeder (3)	63,536	1.0	1,350

Louisa Taylor Welcher (9) 219 Laurel Avenue Newark, DE 19711	52,052		136,006	15.4

Directors and Executive Officers as a Group (10 Individuals)(3)	724,684	10.4	211,462	24.0

(1)
The nature of ownership consists of sole voting and investment power unless otherwise indicated.  The amount also includes all shares issuable to such person or group upon the exercise of options held by such person or group to the extent such options are exercisable within 60 days after February 29, 2008.

(2)
The percentage of the total number of shares of the class outstanding is shown where that percentage is one percent or greater.  Percentages for each person are based on the aggregate number of shares of the applicable class outstanding as of February 29, 2008, and all shares issuable to such person upon the exercise of options held by such person, to the extent such options are exercisable within 60 days of that date.

(3)
Includes options to purchase shares of the Company’s Class A Stock, as follows: Ms. D. Taylor (62,250 shares); Mr. Biederman (62,250 shares); Mr. Eisenbrey (48,889 shares); Ms. N. Taylor (20,625); The Estate of Norman Taylor (45,000 shares); Mr. Wyer (58,750 shares); Mr. DiNunzio (55,125 shares); Mr. Kraeuter (50,100 shares); Mr. Spacht (50,425 shares); and Mr. Thaeder (42,457 shares).

(4)	16,875 shares were pledged as collateral for Mr. Biederman’s margin account.
(5)	39,611 shares were pledged by Mr. Eisenbrey, Jr. as collateral for a loan.
(6)
Includes 780 shares of the Class B Stock owned by a trust, of which Mr. Eisenbrey, Jr. is a trustee and has a beneficial ownership interest, and 1,555 shares of the Class B Stock held in custodial accounts for Mr. Eisenbrey, Jr.’s daughters.

(7)	Includes 30 shares of the Class A Stock held in custodial accounts for Mr. DiNunzio’s sons.
(8)
Includes 144 shares of the Class B Stock held jointly by Ms. Welcher’s husband and son, and 371 shares of the Class A Stock held by Ms. Welcher’s husband for which Ms. Welcher disclaims beneficial ownership.

Item 13. – Certain Relationships and Related Transactions, and Director Independence.

We have three directors who are considered independent under the NASDAQ listing standards:  Kenneth R. Biederman, William C. Wyer, and John R. Eisenbrey, Jr.

Item 14. – Principal Accountant Fees and Services.

Fees Billed by Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed to the Company for the fiscal year 2007 and 2006 by the independent registered public accounting firm, BDO Seidman LLP:

(In thousands)	2007	2006
Audit Fees	$548	$370
Audit-Related Fees	---	---
Tax Fees	---	---
All Other Fees	----	----

Total Fees	$548	$370

Approximately 60% of the total hours spent on audit and audit-related services for the Company for the year ended December 31, 2007 was spent by McBride, Shopa and Company, one of the members of the BDO Alliance network of firms.  Such members are not full time, permanent employees of BDO.  McBride, Shopa and Company was, however, directly engaged to perform the Company’s 401(k) Plan audit for the fiscal years ended 2007 and 2006.  The fees billed to the Company for the 401(k) Plan’s audit was $16,000 and $14,000 for 2007 and 2006 respectively.

Audit Fees:consist primarily of fees for year-end audit including audit of the Company’s internal control over financial reporting and the review of the financial statements included in the registrant’s Form 10-Qs.

Audit-Related Fees: consist primarily of fees billed for assurance, compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and related services that are reasonably related to the performance of the audit or review of the registrant’s financial statements.

Tax Fees:consist of fees for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal and state tax compliance, return preparation and tax audits.

All Other Fees: consist of fees for services other than described above.  The independent registered public accounting firm did not provide any other services to the Company in 2007 and 2006.

Pursuant to policy, the Audit Committee pre-approves audit and tax services for the year as well as non-audit services to be provided by the independent registered public accounting firm.  Any changes in the amounts quoted are also subject to pre-approval by the committee.  All of the tax fees paid in 2007 and 2006 were pre-approved by the committee.

The Audit Committee of the Company’s Board of Directors has considered whether BDO’s provision of the services described above for the fiscal year ended December 31, 2007, is compatible with maintaining its independence.  In addition, the Audit Committee also considered services performed by McBride, Shopa and Company to determine its compatibility with maintaining independence.

PART IV

Item 15. – Exhibits and Financial Statement Schedules.
	The following documents are filed as part of this report:	Page(s)*
(1)	Financial Statements:
	Reports of Independent Registered Public Accountants	57
	Consolidated Balance Sheets at December 31, 2007 and 2006	33
	Consolidated Statements of Operations for the three years ended December 31, 2007	34
	Consolidated Statements of Cash Flows for the three years ended December 31, 2007	35
	Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2007	36
	Notes to Consolidated Financial Statements	37 – 56
(2)	Financial Statement Schedule:
	Schedule II: Valuation and Qualifying Accounts	81
(3)	Exhibits: see the exhibit list below	76 – 77

	* Page number shown refers to page number in this Report on Form 10-K

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2007

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

10.5	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.6	Officer's Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.**

21	Subsidiaries of the Company as of December 31, 2007.

23.1	Consent of BDO Seidman LLP

24.1	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Compensation plan or arrangement required to be filed or incorporated as an exhibit.

SIGNATURES
ARTESIAN RESOURCES CORPORATION

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2008	By: /s/ DAVID B. SPACHT
David B. Spacht, Vice President, Chief
Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:
/s/ DIAN C. TAYLOR
Dian C. Taylor	President and Chief Executive Officer	March 12, 2008

Principal Financial and Accounting Officer:
/s/ DAVID B. SPACHT
David B. Spacht	Vice President, Chief Financial Officer and Treasurer	March 12, 2008

Directors:
/s/ DIAN C. TAYLOR
Dian C. Taylor	Director	March 12, 2008

/s/ KENNETH R. BIEDERMAN
Kenneth R. Biederman	Director	March 12, 2008

/s/ WILLIAM C. WYER
William C. Wyer	Director	March 12, 2008

/s/ JOHN R. EISENBREY, JR.
John R. Eisenbrey, Jr.	Director	March 12, 2008

/s/ NICHOLLE R. TAYLOR
Nicholle R. Taylor	Director	March 12, 2008

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2007

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

10.5	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.6	Officer's Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.**

21	Subsidiaries of the Company as of December 31, 2007.

23.1	Consent of BDO Seidman LLP

24.1	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Compensation plan or arrangement required to be filed or incorporated as an exhibit.

ARTESIAN RESOURCES CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Additions	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Classification
For the Year Ended December 31, 2007 Valuation allowance for deferred tax assets	$121,000	---	---	$33,000	$88,000
For the Year Ended December 31, 2006 Valuation allowance for deferred tax assets	$323,000	---	---	$202,000	$121,000
For the Year Ended December 31, 2005 Valuation allowance for deferred tax assets	$482,000	---	---	$159,000	$323,000