Form 10-Q
period 2008-03-31
ARTESIAN RESOURCES CORP
filed 2008-05-12
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Not Applicable
--------------------------------------------------------------------------------------------------------------
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐Accelerated filer ☑ Non-accelerated filer ☐Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐	Yes	☑	No

As of April 30, 2008, 6,440,423 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION

PART I– FINANCIAL INFORMATION
ITEM 1– FINANCIAL STATEMENTS
ARTESIAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)
	March 31, 2008	December 31, 2007
ASSETS
Utility plant, at original cost less accumulated depreciation	$285,418	$274,140
Current assets
Cash and cash equivalents	3,349	2,520
Accounts receivable, net	4,838	5,499
Unbilled operating revenues	2,699	3,198
Materials and supplies-at cost on FIFO basis	1,127	1,192
Prepaid property taxes	550	1,058
Prepaid expenses and other	788	857
Total current assets	13,351	14,324
Other assets
Non-utility property (less accumulated depreciation 2008-$185; 2007-$177)	341	288
Other deferred assets	4,443	4,156
Total other assets	4,784	4,444
Regulatory assets, net	1,637	1,681
	$305,190	$294,589
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$7,321	$7,300
Additional paid-in capital	65,663	65,363
Retained earnings	12,211	12,469
Total stockholders' equity	85,195	85,132
Long-term debt, net of current portion	91,627	91,757
	176,822	176,889
Commitments and contingencies

Current liabilities
Lines of credit	2,398	898
Current portion of long-term debt	327	316
Accounts payable	4,101	3,225
Accrued expenses	3,182	2,483
Overdraft payable	2,488	1,672
Deferred income taxes	103	301
Interest accrued	494	326
Customer deposits	733	746
Other	2,076	1,877
Total current liabilities	15,902	11,844
Deferred credits and other liabilities
Net advances for construction	23,313	23,840
Postretirement benefit obligation	868	868
Deferred investment tax credits	734	740
Deferred income taxes	26,040	25,170
Total deferred credits and other liabilities	50,955	50,618

Net contributions in aid of construction	61,511	55,238
	$305,190	$294,589
See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share amounts)
	For the Quarter
	Ended March 31,
	2008	2007
OPERATING REVENUES
Water sales	$11,089	$10,707
Other utility operating revenue	440	432
Non-utility revenue	741	465
	12,270	11,604

OPERATING EXPENSES
Utility operating expenses	6,973	6,485
Non-utility operating expenses	563	210
Depreciation and amortization	1,334	1,212
State and federal income taxes	671	741
Property and other taxes	793	688
	10,334	9,336

OPERATING INCOME	1,936	2,268

OTHER INCOME, NET
Allowance for funds used during construction	117	60
Miscellaneous	464	463

INCOME BEFORE INTEREST CHARGES	2,517	2,791

INTEREST CHARGES	1,518	1,635

NET INCOME	$999	$1,156

INCOME PER COMMON SHARE:
Basic	$0.14	$0.19

Diluted	$0.13	$0.18

CASH DIVIDEND PER COMMON SHARE	$0.17	$0.16

AVERAGE COMMON SHARES OUTSTANDING
Basic	7,313	6,111

Diluted	7,434	6,273

See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
Unaudited
(In thousands)
	For the Quarter
	Ended March 31,
	2008	2007

Balance, beginning of period	$12,469	$10,662
Net income	999	1,156
	13,468	11,818
Less: Dividends	1,257	977
Balance, end of period	$12,211	$10,841

See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	For the Quarter
	Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$999	$1,156
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,334	1,212
Deferred income taxes, net	667	882
Stock compensation	41	32
Allowance for funds used during construction	(117)	(60)

Changes in assets and liabilities:
Accounts receivable, net	661	(365)
Income tax payable	---	3
Unbilled operating revenues	499	206
Materials and supplies	65	32
Prepaid property taxes	508	448
Prepaid expenses and other	69	213
Other deferred assets	(315)	(273)
Regulatory assets	44	30
Postretirement benefit obligation	---	(15)
Accounts payable	876	(698)
Accrued expenses	699	(511)
Interest accrued	168	156
Customer deposits and other, net	186	323
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,384	2,771

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of AFUDC	(7,975)	(5,045)
Proceeds from sale of assets	16	6
NET CASH USED IN INVESTING ACTIVITIES	(7,959)	(5,039)

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Unaudited
(In thousands)
	For the Quarter
	Ended March 31,
	2008		2007
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under line of credit agreements		1,500		1,245
Overdraft payable		816		1,594
Net advances and contributions in aid of construction		1,158		1,378
Principal repayments of long-term debt		(118)		(113)
Net proceeds from issuance of common stock		280		272
Dividends		(1,257)		(977)
Deferred debt issuance costs		25		26

NET CASH PROVIDED BY FINANCING ACTIVITIES		2,404		3,425

NET INCREASE IN CASH AND CASH EQUIVALENTS		829		1,157

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD		2,520		1,414

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$3,349		$2,571

Supplemental Disclosure of Non-Cash Activity:
Utility Plant received as Construction Advances and Contributions		$4,853	$	---

Supplemental Disclosures of Cash Flow Information:
Interest paid		$1,325		$1,438

Income taxes paid	$	---	$	---

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

On July 20, 2007, the Maryland Public Service Commission approved Artesian Resources’ acquisition of the Carpenters Point Water Company.  The acquisition was completed on August 7, 2007 in a transaction accounted for under Statement of Financial Accounting Standards No. 141 “Business Combinations” (SFAS 141) and the results of operations are included in the Consolidated Statement of Income as of the August 7, 2007 date of acquisition.  Carpenters Point Water Company serves a 141 home community in Cecil County, Maryland near the Interstate 95 growth corridor between Philadelphia and Baltimore and has sufficient groundwater supply and elevated water storage to serve additional customers in the undeveloped portions of its franchise and surrounding area.  Carpenters Point Water Company has been renamed Artesian Water Maryland, Inc., or Artesian Maryland.

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

Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, began operations in 2002, and is providing water service to a residential community, consisting of 38 customers, in Chester County, Pennsylvania.  In 2005, the Pennsylvania Public Utilities Commission approved our application to increase our service area to encompass four specific planned developments.

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

On May 1, 2007, Artesian Utility acquired all rights, titles and interest in operations contracts of TMH Environmental Services, Inc., or TMH.  TMH, incorporated in Pennsylvania, currently provides contract water and wastewater operation services to 25 private, municipal and governmental institutions in the southeastern part of Pennsylvania.

Stock Compensation Plans

We maintain an equity compensation plan that provides for grants of stock options and restricted stock awards and other forms of stock compensation to our directors, officers and key employees.  Prior to May 25, 2005, we maintained three stock compensation plans.  No further equity compensation can be issued under those plans.  On May 25, 2005, the Company’s stockholders approved a new Equity Compensation Plan, or the Plan, which authorized up to 750,000 shares of Class A Non-Voting Common Stock for issuance.  The terms and vesting schedules for options granted under the Plan may vary and are set at the time of grant by the Compensation Committee of the Board of Directors.  Approximately $41,000 in compensation expense was recorded during the three months ended March 31, 2008 for stock options issued in May 2007 under the Plan.  For the three months ended March 31, 2007 an expense of approximately $32,000 was recorded for stock options granted in May 2006.

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, and related interpretations (“SFAS No. 123R”) using the modified-prospective transition method.  Under this method, compensation cost recognized included (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123R and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.   All options were granted at market value with a 10 year option term with a vesting period of one year from the dates of grant, May 16, 2007 and May 12, 2006.  The fair value of the options that were granted in 2007 and 2006 were estimated using a Black-Scholes-Merton option-pricing formula, applying the following assumptions:

	2007	2006
Expected Dividend Yield	3.250%	2.930%
Expected Stock Price Volatility	0.272	0.238
Weighted Average Risk-Free Interest Rate	4.690%	5.030%
Weighted Average Expected Life of Options (in years)	6.650	3.260

For 2007 and 2006, the expected dividend yield was based on a 12 month rolling average of the current dividend yield.  The expected volatility is the standard deviation of the change in the natural logarithm of the stock price (expressed as an annual rate) for the seven year period ended May 31, 2007, and the three year period ended June 30, 2006, for 2007 and 2006, respectively.  The expected life was based on historic exercise patterns for similar grants.  The risk free interest rate is the 7-year Treasury Constant Maturity rate as of the date of the grant for 2007 and the 3-year Treasury Constant Maturity rate as of the date of the grant for 2006.

The following summary reflects changes in the shares of Class A Non-Voting Common Stock under option:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)
Plan options
Outstanding at January 1, 2008	574,696	$14.621
Granted	---	N/A
Exercised	(10,600)	$7.613
Canceled	---	N/A
Outstanding at March 31, 2008	564,096	$14.752	4.79	$2,383
Options exercisable at March 31, 2008	537,096	$14.511	4.57	$2,383

The total intrinsic value of options exercised during the three month period ended March 31, 2008 was approximately $117,000.

The following summary reflects changes in the non-vested shares of Class A Stock under option:
Non-vested Shares	Option Shares	Weighted Average Grant -Date Fair Value Per Option
Non-vested at January 1, 2008	27,000	$4.847
Granted	---	N/A
Vested	---	N/A
Canceled	---	N/A
Non-vested at March 31, 2008	27,000	$4.847

As of March 31, 2008, there was $21,000 of total unrecognized expense related to non-vested option shares granted under the Plan.  That cost will be recognized over the remaining vesting period of the unvested options.

NOTE 2 – BASIS OF PRESENTATION

The unaudited Consolidated Financial Statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company's annual report on Form 10-K.  Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company's annual report on Form 10-K for fiscal year 2007.

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements reflect all normal recurring adjustments necessary to present fairly the Company's balance sheet position as of March 31, 2008 and the results of operations for the quarterly periods ended March 31, 2008 and 2007 and cash flows for quarter ended March 31, 2008 and 2007.

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

	Unaudited
	(in thousands)
	March 31, 2008	December 31, 2007

Postretirement benefit obligation	$958	$968
Deferred income taxes	563	567
Expense of rate proceedings	114	141
Other	2	5
	$1,637	$1,681

Expenses related to the Net Periodic Pension Cost for the postretirement benefit obligation are as follows:

	Unaudited
	(in thousands)
For the Three Months Ended March 31,
	2008	2007
Net Periodic Pension Cost
Interest Cost	$13	$12
Amortization of Net Gain	---	(5)
Amortization of Transition Obligation	2	2

Total Net Periodic Benefit Cost	$15	$9

Contributions

Artesian Water contributed $26,000 to its postretirement benefit plan in the first three months of 2008 and expects to contribute another $77,000 for the remainder of the year.  These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company’s eligible retired employees.

NOTE 4 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.  The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Quarter
	Ended March 31,
	2008	2007
	(in thousands)
Average common shares outstanding during
the period for Basic computation	7,313	6,111
Dilutive effect of employee stock options	121	162

Average common shares outstanding during
the period for Diluted computation	7,434	6,273

Equity per common share was $11.64 and $10.18 at March 31, 2008 and 2007, respectively.  These amounts were computed by dividing common stockholders' equity by the number of shares of common stock outstanding on March 31, 2008 and 2007, respectively.

NOTE 5 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued Statement No. 157, "Fair Value Measurements".  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements; however, the statement does not require any new fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those years.  On January 1, 2008, we adopted the provisions of SFAS 157, except as it applies to non-financial assets and non-financial liabilities for which the effective date has been delayed by one year as described below.  The adoption of SFAS 157 did not have a material effect on our financial position or results of operations.  The book values of cash and cash equivalents, accounts receivables, lines of credit, and accounts payable approximate their respective fair values due to the short-term nature of these instruments.  The fair value of the long term debt at March 31, 2008 is estimated at $90.2 million determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities as guided under SFAS 107.

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

In February 2007, the Financial Accounting Standards Board, FASB, issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No.115.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company adopted this statement effective January 1, 2008 and after its evaluation determined that there was no material effect on the financial statements.

In March 2008, the Financial Accounting Standards Board, FASB, issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – Including an amendment of FASB No.133.”  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why a company used derivative instruments, (b) how derivative instuments and related hedge items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company expects to adopt this statement effective January 1, 2009 and does not expect it to have a material effect on the financial statements.

NOTE 6 - RATE PROCEEDINGS

Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC.  This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility’s overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period. During the first three months of 2008, we earned approximately $65,000 in DSIC revenue. We did not have DSIC in effect during 2007.

On April 22, 2008, Artesian Water filed a petition with the PSC to implement new rates to meet a requested increase in revenue of 28.8%, or approximately $14.2 million, on an annualized basis.  This request was primarily due to the Company’s significant investment in infrastructure to improve and ensure water quality and service reliability.   This includes capital expenditures for additional supply, storage, water main replacements, hydraulic improvements, installation of automated meter reading equipment in the service territory south of the Chesapeake & Delaware canal or C&D Canal, and additional space to house our critical operations and office support functions. The rate request was also filed due to increases in various operating and maintenance costs, including increased costs associated with depreciation, purchased power, purchased water, additional building space and postage. Additional reasons for this request include, expenses related to new water system additions, the implementation of monthly billing to customers below the C&D Canal, and creation of new water consumption blocks to provide the company an opportunity to achieve a fair rate of return.

As permitted by law, on or about June 21, 2008, we anticipate placing temporary rates into effect, designated to generate an increase in annual operating revenue of approximately 5.0%, or $2.5 million on an annualized basis, until new rates are approved by the PSC.

NOTE 7 – INCOME TAXES

In June 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an Interpretation of FASB Statement No. 109 “Accounting for Income Taxes”.  The Company adopted this statement effective January 1, 2007 and after analyzing Artesian’s various tax positions determined that no further entry, recognition or derecognition were required.  The Company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.  There were no such charges for the period ended March 31, 2008.  Additionally, there were no accruals relating to interest or penalties as of March 31, 2008.  The Company remains subject to examination by federal and state authorities for the tax years 2004 through 2008.

NOTE 8 – SUBSEQUENT EVENT

On May 5, 2008, Artesian Water Maryland signed an agreement to acquire Mountain Hill Water Company with assets valued at approximately $6.0 million payable over 5 years, which currently serves two commercial accounts in the Principio Business Park which is located within Cecil County’s designated growth corridor.  The proposed acquisition is expected to provide water service to customers in portions of the Principio Business Park and the proposed 660 home residential development of Charlestown Crossing as well as the surrounding area.  The purchase is subject to approval by the Maryland Public Service Commission.  We expect the acquisition will be completed by the end of the third quarter of 2008.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2008

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

While customer growth in our water utility subsidiaries continued to be a major focus in the first three months of 2008, we aggressively seek opportunities that produce revenue streams that are not as directly affected by weather.  These opportunities include the efforts of Artesian Utility, which is actively pursuing opportunities to design, build and operate water and wastewater facilities throughout Delaware and surrounding areas on the Delmarva Peninsula. In addition, Artesian Utility acquired all rights, titles and interest in the operations contracts of TMH. We currently provide contract water and wastewater operation services to 25 private, municipal and governmental institutions in the southeastern part of Pennsylvania. Artesian Wastewater began providing wastewater services to customers in Delaware as a regulated public wastewater service company in July 2005.  The opportunities generated through our wastewater service company may provide additional service territory for the regulated water subsidiary or may provide contract operations services for municipalities or other regulated entities.  We will continue to focus attention on expanding our contract operations opportunities with municipalities and private water providers on the Delmarva Peninsula.

Our strategy is to focus on total resource management covering a wide spectrum of activities, which include identifying new and dependable sources of supply; developing the wells, treatment plants and delivery systems to get water to customers; educating customers on the wise use of water; and providing responsible wastewater management to assist with recharge of the aquifers.  Our strategy includes focusing our efforts to expand in new regions added to our service territory over the last 10 years, where growth is strong and demand is increasing.  We also foresee significant growth opportunities in wastewater service and will continue to seek strategic partnerships and relationships with developers and municipalities to complement existing agreements for the provision of wastewater service on the Delmarva Peninsula.

In addition to services discussed above, Artesian Resources initiated a Service Line Protection Plan, or SLP Plan, in March 2005.  The SLP Plan covers all parts, material and labor required to repair or replace participants’ leaking water service lines up to an annual limit.  As of March 31, 2008, approximately 9,900, or 16%, of our 60,000 eligible water customers had signed up for the SLP Plan.   The SLP Plan will be expanded in the second quarter of 2008 to include maintenance or repair to customers’ sewer lines.  This plan will cover all parts, material and labor required to repair or replace participants’ leaking or clogged sewer lines up to an annual limit.

Regulatory Matters and Inflation

As of March 31, 2008, we had approximately 75,400 metered water customers, approximately 560 wastewater customers, and served a population of approximately 254,000 (including contract services), representing approximately 30% of Delaware's total population.  Increases in the number of customers served by Artesian Water and Artesian Wastewater contributed to increases in our operating revenues.  The Delaware Public Service Commission, or PSC, regulates both Artesian Water's and Artesian Wastewater’s rates charged for service, the sale and issuance of securities and other matters.  Artesian Maryland is subject to the regulatory jurisdiction of the Maryland Public Service Commission.

Our regulated utilities periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business.  In Delaware, utilities are permitted by law to place rates into effect, under bond, on a temporary basis pending completion of a rate increase proceeding.  The first temporary increase may be up to the lesser of $2.5 million on an annual basis or 15% of annual gross water sales.  Should the rate case not be completed within seven months, by law, the utility may put the lesser of the entire requested rate relief or 15% of annual gross water sales in effect, under bond, until a final resolution is ordered and placed into effect.  If such rates are found to be in excess of rates the PSC finds to be appropriate, we must refund the portion found in excess to customers with interest.  The timing of our rate increase requests are therefore dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase.  We can provide no assurances that rate increase requests will be approved by the applicable regulatory agencies; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.  On April 22, 2008, Artesian Water filed a petition with the PSC to implement new rates to meet a requested increase in revenue of 28.8%, or approximately $14.2 million, on an annualized basis.

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

Delaware statute permits utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through DSIC.  This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility’s overall financial position.  The DSIC process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period.  In December 2007, Artesian Water filed an application with the PSC for approval to collect a 0.46% increase, effective January 1, 2008, to recover the costs of eligible non-revenue producing improvements made since the last rate case in 2006.  The PSC approved the DSIC effective January 1, 2008 subject to audit at a later date. During the first three months of 2008, we earned approximately $65,000 in DSIC revenue. We did not have DSIC in effect during 2007.

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

Price caps instituted by electric restructuring legislation in Delaware in 1999 were lifted in 2006, resulting in extreme price increases for all of Delmarva Power's customers.  Artesian was able to mitigate these increases by signing a two-year fixed price supply contract with Pepco Holdings, Inc, or Pepco, in May of 2006.  We entered a new two-year electric supply contract with Pepco in April of 2008, which pricing is included in our request for rate relief filed with the PSC.

Results of Operations – Analysis of the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Operating Revenues

Revenues totaled $12.3 million for the three months ended March 31, 2008, $0.7 million, or 5.7% above revenues for the three months ended March 31, 2007 of $11.6 million.  Water sales revenues increased 3.6% for the three months ended March 31, 2008, over the corresponding period in 2007. Water sales revenue for the three months ended March 31, 2008 was positively impacted by the implementation of the second step of the rate increase on July 24, 2007 of 3.0% as approved by the PSC upon completion of our issuance of common stock. In addition, a portion of the increase in water sales revenue reflects an increase of 1,203 in the number of customers served as compared to the same period in 2007.  We realized 90.4% of our total operating revenue for the three months ended March 31, 2008 from the sale of water.   In 2007, 92.3% of our total revenue was from water sales.

Non-utility operating revenue increased $276,000 for the three months ended March 31, 2008, or 59.4%, from $465,000 in 2007 to $741,000 for the same period in 2008.  This increase was primarily due to design and permitting services totaling $250,000 performed for a developer in Sussex County, Delaware. The increase in revenue also includes a $37,000 increase in SLP Plan revenue. The SLP Plan provides coverage for all material and labor required to repair or replace participants’ leaking water service lines up to an annual limit.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.9 million, or 12.8%, to $8.3 million for the three months ended March 31, 2008, compared to $7.4 million for the same period in 2007.  The components of the increase in operating expenses included an increase in utility operating expenses of $488,000 and an increase in property taxes of $105,000.  Non-utility operating expenses increased $353,000 in the first quarter of 2008, or 168.2%, compared to the same period last year.

The increase in utility operating expense of $488,000 for the quarter ended March 31, 2008, or 7.5%, over the same period in 2007, is comprised of increases in payroll and employee benefits costs, administration costs, purchased water, purchased power and water treatment expense.  These increases were partially offset by a reduction in repair and maintenance expense.

Payroll and employee benefit expense increased $290,000, or 8.9%, compared to the same period in 2007, primarily due to increases in employee count, employee wages from merit increases, and increased medical insurance expense.

Administration expense increased $134,000, or 13.3%, compared to the same period in 2007, primarily due to increased employment recruitment services.

Purchased water expense increased $51,000, or 7.7%, compared to the same period in 2007, primarily due to the timing of purchases from Chester Water Authority and an increase in Chester Water Authority’s rates effective in July 2007.

Purchased Power expense increased $50,000, or 7.8%, compared to the same period in 2007 due to increased usage.

Water Treatment expense increased $49,000, or 27.3%, compared to the same period in 2007 due to increased water testing as a result of increases in the number of plants we operate and increased water quality monitoring.

The increases were partially offset by a reduction of $80,000, or 15.1%, in repair and maintenance expense.  The decrease was the result of the timing of carbon filter media replacements.

Non-utility expense increased approximately $353,000, or 168.2% for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, as a result of increased contract projects as compared to the same period in 2007.

Property and other taxes increased by $105,000, or 15.2%, compared to the same period in 2007, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and increases in the number of plants owned by Artesian.  Property taxes are assessed on land, buildings and certain utility plants, which includes the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 67.9% for the three months ended March 31, 2008, compared to 63.6% for the three months ended March 31, 2007.

Depreciation and amortization expense increased $122,000, or 10.1%, over the three months ended March 31, 2008 as compared to the same period in 2007, due to continuing investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense decreased $70,000 due to lower profitability for the three months ended March 31, 2008, compared to the three months ended March 31, 2007.

Other Income, Net

Our Allowance for Funds Used During Construction, or AFUDC, increased $57,000, or 95.0%, compared to the same period in 2007, as a result of increased long-term construction activity subject to AFUDC for the first quarter of 2008 compared to the same period in 2007.

Interest Charges

Interest charges decreased $117,000, or 7.2%, for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, primarily due to less short-term debt interest as a result of lower borrowing on our lines of credit in 2008 compared to 2007.

Net Income

Our net income decreased $157,000, or 13.6%, for the three months ended March 31, 2008, compared to the same period a year ago.  The decrease in net income for the three months was primarily due to lower operating income margins from both our water and wastewater utility business as well as our non-utility subsidiaries in the first quarter compared to the same period a year ago. The lower operating margins are primarily the result of increased operating costs as described in the Operating Expenses section above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the three months ended March 31, 2008 were $6.4 million provided by cash flow from operating activities, $1.2 million in net contributions and advances from developers and $1.5 million in borrowing on our line of credit. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to assure our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

We invested $8.0 million in capital expenditures during the first three months of 2008, which includes $1.2 million of net advances and contribution in aid of construction, compared to $5.0 million invested during the same period in 2007. The primary focus of Artesian Water’s investment was to continue to provide high quality reliable service to our growing service territory.  We have invested $0.7 million through the three months ended March 31, 2008, for the construction of new treatment facilities, to enhance or improve existing treatment facilities, and for the rehabilitation of pumping equipment to better serve our customers. In addition, we are continuing our regional approach to building infrastructure through connecting existing supply infrastructure to new developments and at the same time providing redundancy to existing developments by connecting them to the regional system.  These efforts resulted in an investment of $3.5 million in the first three months of 2008. Artesian invested $2.0 million in general plant in the first three months of 2008. This included $1.0 million towards the construction of a new office building addition to our corporate headquarters in New Castle County and $0.3 million for our financial software additions.

At March 31, 2008, Artesian Water had lines of credit totaling $40.0 million to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of March 31, 2008, we had $37.6 million of available funds under these lines.  The interest rate for borrowings under each of these lines is the London Interbank Offering Rate, or “LIBOR,” plus 1.0% or, at our discretion, the banks’ federal funds rate plus 1.0%.  Each bank reviews all of their facilities annually for renewal.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit (in thousands)	$2,398	$	-----	$	-----	$	-----

At March 31, 2008, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $10.0 million, respectively, to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of March 31, 2008, we had not borrowed funds under either of these lines. The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%.  The bank reviews its facilities annually for renewal.

We expect to fund our activities for the next twelve months using our available cash balances and bank credit lines, plus projected cash generated from operations and the capital markets.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First Mortgage Bonds (Principal and Interest)	$5,553	$11,088	$11,097	$155,487	$183,225
State revolving fund loans	374	1,180	1,180	6,068	8,802
Operating leases	142	252	90	1,851	2,335
Unconditional purchase obligations	2,127	5,656	5,664	27,968	41,415
Tank painting contractual obligation	281	749	0	0	1,030
Total contractual cash obligations	$8,477	$18,925	$18,031	$191,373	$236,807

Long-term debt obligations reflect the maturities of certain series of our first mortgage bonds, which we intend to refinance when due.  The state revolving fund loan obligation has an amortizing mortgage payment payable over a 20-year period, and will be refinanced as future securities are issued.  Both the long-term debt and the state revolving fund loan have certain financial covenant provisions, the violation of which could result in default and require the obligation to be immediately repaid, including all interest.  For information about these financial covenant provisions, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2007.  We have not experienced conditions that would result in our default under these agreements, and we do not anticipate any such occurrence.  Payments for unconditional purchase obligations reflect minimum water purchase obligations based on rates that are subject to change under our interconnection agreement with the Chester Water Authority.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including any arrangements with any structured finance, special purpose or variable interest entities.

Critical Accounting Assumptions, Estimates and Policies; Recent Accounting Standards

This discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2007 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2007.  The preparation of those financial statements required management to make assumptions and estimates that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods.  Actual amounts or results could differ from those based on such assumptions and estimates.

Our critical accounting policies are described in Management's Discussion and Analysis included in our annual report on Form 10-K for the year ended December 31, 2007.  There have been no changes in these accounting policies.  Our significant accounting policies are described in our 2007 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007.

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2007 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007 and also in the notes to our consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first three months of 2008 that had a material impact on our financial condition, liquidity or results of operations.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q which express our “belief,” “anticipation” or “expectation,” as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans for our water and wastewater subsidiaries, customer base growth opportunities in Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, the impact of weather on our operations and the execution of our strategic initiatives, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, plans to increase our wastewater treatment operations and other revenue streams less affected by weather, plans to expand our service line protection plan program offerings, expected contributions in 2008 to our postretirement benefit plan, and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors including changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, changes in economic and market conditions generally, and other matters discussed in our annual report on Form 10-K for the year ended December 31, 2007 could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so other than as required by under the federal securities laws and you should not rely on any forward-looking statement as representation of the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

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

At March 31, 2008, Artesian Water had lines of credit of $20.0 million each with two separate financial institutions totaling $40.0 million to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of March 31, 2008, we had $37.6 million of available funds under these lines.  The interest rate for borrowings under each of these lines is the London Interbank Offering Rate, or “LIBOR,” plus 1.0% or, at our discretion, the banks’ federal funds rate plus 1.0%.  Each bank reviews all of their facilities annually for renewal.

At March 31, 2008, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $10.0 million, respectively, to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of March 31, 2008, we had not borrowed funds under these lines.  The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%. The bank reviews its facilities annually for renewal.  Consequently, our interest expense for short-term debt could be materially affected should interest rates change materially and we have material balances outstanding on our lines of credit

ITEM 4– CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

On May 8, 2008, BDO Seidman, LLP, our independent registered public accounting firm, advised our Audit Committee that they had identified a material weakness in internal control over financial reporting relating to the recordation of contributed plant assets and related contributions in aid of construction (CIAC) in the proper accounting periods.  A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The Company has initiated remediation measures for immediate implementation regarding the recording of contributed plant transactions.

(b) Change in Internal Control over Financial Reporting

Other than described above, no change in our internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  Although there have been no material changes to the risk factors described in such Annual Report on Form 10-K, the risks described therein are not the only risks facing us.  We depend on the availability of capital for expansion, construction and maintenance.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

ARTESIAN RESOURCES CORPORATION

Date: May 12, 2008	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: May 12, 2008	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.*

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)*

*   Filed herewith