Form 10-Q
period 2008-06-30
ARTESIAN RESOURCES CORP
filed 2008-08-11
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 8, 2008, 6,467,998 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
ARTESIAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)
	June 30, 2008	December 31, 2007
ASSETS
Utility plant, at original cost less accumulated depreciation	$296,249	$274,140
Current assets
Cash and cash equivalents	1,658	2,520
Accounts receivable, net	4,158	5,499
Unbilled operating revenues	3,554	3,198
Materials and supplies-at cost on FIFO basis	1,155	1,192
Prepaid property taxes	2	1,058
Prepaid expenses and other	1,327	857
Total current assets	11,854	14,324
Other assets
Non-utility property (less accumulated depreciation 2008-$201; 2007-$177)	459	288
Other deferred assets	4,739	4,156
Total other assets	5,198	4,444
Regulatory assets, net	1,627	1,681
	$314,928	$294,589

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$7,342	$7,300
Additional paid-in capital	65,953	65,363
Retained earnings	11,123	12,469
Total stockholders' equity	84,418	85,132
Long-term debt, net of current portion	91,584	91,757
	176,002	176,889
Commitments and contingencies

Current liabilities
Lines of credit	9,691	898
Current portion of long-term debt	329	316
Dividends payable	1,310	---
Accounts payable	3,354	3,225
Accrued expenses	3,428	2,483
Overdraft payable	3,712	1,672
Deferred income taxes	---	301
Interest accrued	295	326
Customer deposits	562	746
Other	1,686	1,877
Total current liabilities	24,367	11,844
Deferred credits and other liabilities
Net advances for construction	22,770	23,840
Postretirement benefit obligation	868	868
Deferred investment tax credits	727	740
Deferred income taxes	27,197	25,170
Total deferred credits and other liabilities	51,562	50,618

Net contributions in aid of construction	62,997	55,238
	$314,928	$294,589
See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share amounts)
	For the Quarter
	Ended June 30,
	2008	2007
OPERATING REVENUES
Water sales	$12,514	$11,945
Other utility operating revenue	552	470
Non-utility revenue	837	498
	13,903	12,913

OPERATING EXPENSES
Utility operating expenses	7,280	6,759
Non-utility operating expenses	582	387
Depreciation and amortization	1,306	1,291
State and federal income taxes	1,020	864
Property and other taxes	798	693
	10,986	9,994

OPERATING INCOME	2,917	2,919

OTHER INCOME (EXPENSE), NET
Allowance for funds used during construction	212	75
Miscellaneous	(32)	(42)

INCOME BEFORE INTEREST CHARGES	3,097	2,952

INTEREST CHARGES	1,568	1,681

NET INCOME	$1,529	$1,271

INCOME PER COMMON SHARE:
Basic	$0.21	$0.20

Diluted	$0.21	$0.19

CASH DIVIDEND PER COMMON SHARE	$0.1784	$0.1660

AVERAGE COMMON SHARES OUTSTANDING
Basic	7,334	6,468

Diluted	7,445	6,623

See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share amounts)
	For the Six Months
	Ended June 30,
	2008	2007
OPERATING REVENUES
Water sales	$23,603	$22,652
Other utility operating revenue	992	902
Non-utility revenue	1,578	963
	26,173	24,517

OPERATING EXPENSES
Utility operating expenses	14,253	13,244
Non-utility operating expenses	1,144	597
Depreciation and amortization	2,640	2,503
State and federal income taxes	1,691	1,605
Property and other taxes	1,591	1,381
	21,319	19,330

OPERATING INCOME	4,854	5,187

OTHER INCOME, NET
Allowance for funds used during construction	329	135
Miscellaneous	432	421

INCOME BEFORE INTEREST CHARGES	5,615	5,743

INTEREST CHARGES	3,087	3,316

NET INCOME	$2,528	$2,427

INCOME PER COMMON SHARE:
Basic	$0.35	$0.39

Diluted	$0.34	$0.38

CASH DIVIDEND PER COMMON SHARE	$0.3504	$0.3260

AVERAGE COMMON SHARES OUTSTANDING
Basic	7,324	6,289

Diluted	7,438	6,449

See notes to the consolidated financial statements

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
Unaudited
(In thousands)
	For the Six Months
	Ended June 30,
	2008	2007

Balance, beginning of period	$12,469	$10,662
Net income	2,528	2,427
	14,997	13,089
Less: Dividends	3,874	1,994
Balance, end of period	$11,123	$11,095

See notes to the consolidated financial statements

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	For the Six Months
	Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$2,528	$2,427
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,640	2,503
Deferred income taxes, net	1,631	1,846
Stock compensation	58	67
Allowance for funds used during construction	(329)	(135)

Changes in assets and liabilities:
Accounts receivable, net	1,341	(602)
Unbilled operating revenues	(356)	(742)
Materials and supplies	37	(2)
Prepaid property taxes	1,056	922
Prepaid expenses and other	(470)	(749)
Other deferred assets	(646)	(387)
Regulatory assets	54	85
Accounts payable	129	(354)
Accrued expenses	945	(360)
Interest accrued	(31)	6
Customer deposits and other, net	(293)	214
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,294	4,739

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of AFUDC	(19,334)	(11,686)
Proceeds from sale of assets	50	22
NET CASH USED IN INVESTING ACTIVITIES	(19,284)	(11,664)

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Unaudited
(In thousands)
	For the Six Months
	Ended June 30,
	2008		2007
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit agreements		8,793		(7,888)
Overdraft payable		2,040		123
Net advances and contributions in aid of construction		1,389		4,159
Principal repayments of long-term debt		(160)		(156)
Net proceeds from issuance of common stock		574		18,691
Dividends paid		(2,564)		(1,994)
Deferred debt issuance costs		56		53

NET CASH PROVIDED BY FINANCING ACTIVITIES		10,128		12,988

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(862)		6,063

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD		2,520		1,414

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$1,658		$7,477

Supplemental Disclosure of Non-Cash Activity:
Utility plant received as construction advances and contributions		$5,785	$	---
Dividends declared not yet paid		1,310		---

Supplemental Disclosures of Cash Flow Information:
Interest paid		$3,062		$3,226

Income taxes paid	$	---		$470

See notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Artesian Resources Corporation, or Artesian Resources, operates as a holding company, whose income is derived from the earnings of our eight wholly owned subsidiaries and formerly from a one-third interest in AquaStructure Delaware, L.L.C., an inactive limited liability corporation that was dissolved on May 30, 2008.  The terms “we”, “our”, “Artesian” and the “Company” as used herein refer to Artesian Resources and its subsidiaries, and variable interest entities required to be consolidated under FIN 46R (as defined below).

Artesian Water Company, Inc., or Artesian Water, our principal subsidiary, is the oldest and largest public water utility on the Delmarva Peninsula, and has been providing water service since 1905.  Artesian Water distributes and sells water to residential, commercial, industrial, governmental, municipal and utility customers throughout Delaware.  In addition, Artesian Water provides services to other water utilities, including operations and billing functions, and has contract operation agreements with 21 private and municipal water providers.

Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, began operations in 2002, and is providing water service to a residential community, consisting of 38 customers, in Chester County, Pennsylvania.  In 2005, the Pennsylvania Public Utilities Commission approved our application to increase our service area to encompass four specific planned developments.

Artesian Water Maryland, Inc., or Artesian Water Maryland, formerly Carpenters Point Water Company, serves a 141 home community in Cecil County, Maryland near the Interstate 95 growth corridor between Philadelphia and Baltimore and has sufficient groundwater supply and elevated water storage to serve additional customers in the undeveloped portions of its franchise and surrounding area.

On May 5, 2008, Artesian Water Maryland signed an agreement to acquire Mountain Hill Water Company valued at approximately $7.0 million payable over 5 years.  Mountain Hill Water Company currently serves two commercial accounts in the Principio Business Park located within Cecil County’s designated growth corridor.  The proposed acquisition is expected to provide water service to customers in portions of the Principio Business Park and the proposed 660 home residential development of Charlestown Crossing as well as the surrounding area.  On July 9, 2008 the Maryland Public Service Commission approved the purchase of Mountain Hill Water Company by Artesian Water Maryland.  This acquisition was finalized on August 1, 2008.

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

Artesian Wastewater Maryland , Inc., or Artesian Wastewater Maryland, was incorporated on June 3, 2008 to provide regulated wastewater services in the state of Maryland.

Our three other subsidiaries which are not regulated, are: Artesian Utility Development, Inc., or Artesian Utility, which designs and builds water and wastewater infrastructure and provides contract water and wastewater services on the Delmarva Peninsula; Artesian Development Corporation, or Artesian Development, the sole activity of which is the ownership of a six-acre parcel of land zoned for office buildings located immediately adjacent to our corporate headquarters and 2 nine-acre parcels of land located in Sussex County; and Artesian Consulting Engineers, Inc., or Artesian Consulting, which provides engineering services to developers for residential and commercial development.

On May 1, 2007, Artesian Utility acquired all rights, titles and interest in operations contracts of TMH Environmental Services, Inc., or TMH.  We currently provide contract water and wastewater operation services to 21 private, municipal and governmental institutions in the southeastern part of Pennsylvania.

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC, for the design, construction and operation of the Northern Sussex Regional Water Recycling Complex, a wastewater treatment facility to be located in Sussex County, Delaware.  NSRWRC was created for the purpose of developing the treatment facility site, which once constructed, will be operated by Artesian.  Under the terms of the agreement, Artesian Resources acts as the guarantor  (as described further in Note 7) of a $10 million construction loan, secured by a 75 acre parcel NSRWRC purchased on July 1, 2008 for approximately $5 million.

On June 6, 2008, Artesian Consulting acquired all the assets of Meridian Architects and Engineers, or Meridian,  for a purchase price of $130,000.  The acquisition includes the assignment of all current contract agreements to provide engineering services to developers and includes services to be provided to Artesian Water.  Meridian’s fourteen employees, which includes one architect, three licensed professional engineers, two licensed surveyors and three computer-aided design professionals, have been offered and accepted continued employment with Artesian Consulting.

Stock Compensation Plans

We maintain an equity compensation plan that provides for grants of stock options and restricted stock awards and other forms of stock compensation to our directors, officers and key employees.  Prior to May 25, 2005, we maintained three stock compensation plans.  No further equity compensation can be issued under those plans.  On May 25, 2005, the Company’s stockholders approved a new Equity Compensation Plan, or the Plan, which authorized up to 750,000 shares of Class A Non-Voting Common Stock for issuance.  The terms and vesting schedules for options granted under the Plan may vary and are set at the time of grant by the Compensation Committee of the Board of Directors.  Approximately $58,000 in compensation expense was recorded during the six months ended June 30, 2008 for stock options issued in May 2008 and May 2007 and stock awards and related tax issued in the quarter ended June 30, 2008.  For the six months ended June 30, 2007, an expense of approximately $66,600 was recorded for stock options granted in May 2007 and May 2006.

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” and related interpretations (“SFAS No. 123R”) using the modified-prospective transition method.  Under this method, compensation cost recognized included (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123R and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.  All options were granted at market value with a 10-year option term with a vesting period of one year from the dates of grant at May 14, 2008 and May 16, 2007.  The fair value of the options that were granted in 2008 and 2007 were estimated using a Black-Scholes-Merton option-pricing formula, applying the following assumptions:

	2008	2007
Expected Dividend Yield	3.63%	3.25%
Expected Stock Price Volatility	0.25	0.27
Weighted Average Risk-Free Interest Rate	3.45%	4.69%
Weighted Average Expected Life of Options (in years)	6.93	6.65

For 2008 and 2007 the expected dividend yield was based on a 12 month rolling average of the current dividend yield.  The expected volatility is the standard deviation of the change in the natural logarithm of the stock price (expressed as an annual rate) for the seven year periods ended May 31, 2008 and May 31, 2007 for 2008 and 2007, respectively.  The expected life was based on historic exercise patterns for similar grants.  The risk free interest rate is the 7-year Treasury Constant Maturity rate as of the date of the grants for 2008 and 2007.

The following summary reflects changes in the shares of Class A Non-Voting Common Stock under option:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)
Plan options
Outstanding at January 1, 2008	574,696	$14.621
Granted	33,750	$18.430
Exercised	(24,325)	$8.223
Canceled	---	N/A
Outstanding at June 30, 2008	584,121	$15.107	4.94	$2,205
Options exercisable at June 30, 2008	550,371	$14.903	4.64	$2,205

The total intrinsic value of options exercised during the six month period ended June 30, 2008 was approximately $251,900.

The following summary reflects changes in the non-vested shares of Class A Stock under option:

Non-vested Shares	Option Shares	Weighted Average Grant –Date Fair Value Per Option
Non-vested at January 1, 2008	27,000	$4.847
Granted	33,750	3.600
Vested	27,000	4.847
Canceled	---	N/A
Non-vested at June 30, 2008	33,750	$3.600

As of June 30, 2008, there was $105,900 of total unrecognized expense related to non-vested option shares granted under the Plan.  That cost will be recognized over the remaining vesting period of .87 years of the unvested options.

NOTE 2 – BASIS OF PRESENTATION

The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company's annual report on Form 10-K.  Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company's annual report on Form 10-K for fiscal year 2007 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's balance sheet position as of June 30, 2008 and the results of operations for the six month and quarterly periods ended June 30, 2008 and 2007 and cash flows for the six month periods ended June 30, 2008 and 2007.  In addition, in accordance with Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No, 51,” (FIN 46R) the Company consolidates variable interest entities for which it is deemed to be the primary beneficiary.  All intercompany transactions and balances  have been eliminated in consolidation.

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

	Unaudited
	(in thousands)
	June 30, 2008	December 31, 2007

Postretirement benefit obligation	$948	$968
Deferred income taxes	559	567
Expense of rate proceedings	120	141
Other	---	5
	$1,627	$1,681

Expenses related to the Net Periodic Pension Cost for the postretirement benefit obligation are as follows:

	Unaudited
	(in thousands)
For the Six Months Ended June 30,
	2008	2007
Net Periodic Pension Cost
Interest Cost	$27	$25
Amortization of Net Gain	---	(12)
Amortization of Transition Obligation	4	4

Total Net Periodic Benefit Cost	$31	$17

Contributions

Artesian Water contributed $51,000 to its postretirement benefit plan in the first six months of 2008 and expects to contribute another $52,000 for the remainder of the year.  These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company’s eligible retired employees.

NOTE 4 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.  The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Quarter		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Average common shares outstanding during
the period for Basic computation	7,334	6,468	7,324	6,289
Dilutive effect of employee stock options	111	155	114	160

Average common shares outstanding during
the period for Diluted computation	7,445	6,623	7,438	6,449
	====	====	====	====

Equity per common share was $11.49 and $11.36 at June 30, 2008 and 2007, respectively.  These amounts were computed by dividing common stockholders' equity by the number of shares of common stock outstanding on June 30, 2008 and 2007, respectively.

NOTE 5 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board, FASB, issued Statement No. 157, "Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements of assets and liabilities.  This statement applies under other accounting pronouncements that require or permit fair value measurements; however, the statement does not require any new fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those years.  On January 1, 2008, we adopted the provisions of SFAS 157, except as it applies to non-financial assets and non-financial liabilities for which the effective date has been delayed by one year as described below.  The adoption of SFAS 157 did not have a material effect on our financial position or results of operations.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The book values of cash and cash equivalents, accounts receivables, lines of credit, and accounts payable approximate their respective fair values due to the short-term nature of these instruments.   The fair value of the long term debt at June 30, 2008 is estimated at $89.7 million determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities (Level 2 inputs).

On February 12, 2008, the FASB issued FSP No. FAS 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.  The Company does not expect it to have a material effect on the financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – Including an amendment of FASB No.133.”  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why a company used derivative instruments, (b) how derivative instruments and related hedge items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flow. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company expects to adopt this statement effective January 1, 2009 and does not expect it to have a material effect on the financial statements.

In May of 2008, the, FASB, issued Statement No. 162,”  “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The Company does not expect this Statement will have a material impact on the financial statements.

Also in May of 2008, the FASB issued Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts.”  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including recognition and measurement to be used to account for premium revenue and claim liabilities.  This Statement is effective for the financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities.  The Company’s adoption of this statement will not have a material effect on the financial statements.

NOTE 6 - RATE PROCEEDINGS

Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC.  This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility’s overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period. During the first six months of 2008, we earned approximately $99,000 in DSIC revenue. We did not have DSIC in effect during 2007.

On April 22, 2008, Artesian Water filed a petition with the PSC to implement new rates to meet a requested increase in revenue of 28.8%, or approximately $14.2 million, on an annualized basis.  On July, 11, 2008, pursuant to the PSC’s minimum filing requirements, Artesian filed a supplemental filing with the PSC to update financial schedules for actual experience through March 31, 2008 and to reflect additional changes affecting the requested increase.  The overall result was a reduction to the requested increase in revenue of 1.5%, to 27.3% or approximately $13.6 million, on an annualized basis.  This request was primarily due to the Company’s significant investment in infrastructure to improve and ensure water quality and service reliability.  This includes capital expenditures for additional supply, storage, water main replacements, hydraulic improvements, installation of automated meter reading equipment in the service territory south of the Chesapeake & Delaware canal or C&D Canal, and additional space to house our critical operations and office support functions.  The rate request was also filed due to increases in various operating and maintenance costs, including increased costs associated with depreciation, purchased power, purchased water, additional building space and postage.  Additional reasons for this request include expenses related to new water system additions, the implementation of monthly billing to customers below the C&D Canal and creation of new water consumption blocks to provide the company an opportunity to achieve a fair rate of return.

As permitted by law, on June 21, 2008, we placed temporary rates into effect, designed to generate an increase in annual operating revenue of approximately 5.0%, or $2.5 million on an annualized basis, until new rates are approved by the PSC.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC.  Under the terms of the agreement, Artesian Resources acts as the guarantor of a $10 million construction loan.  The loan, from a financial institution to NSRWRC, is secured by a 75 acre parcel of land.  The interest rate on the construction loan is variable based on LIBOR Advantage Rate plus 225 basis points.  In the event of default by NSRWRC, Artesian Resources shall pay NSRWRC's obligations due to the financial institution; or on demand of the financial institution immediately deposit all amounts due under the obligation.  As of June 30, 2008 no borrowings had been made against this line.  As of the date of this filing, approximately $5.2 million has been drawn on the loan.

NOTE 8 – INCOME TAXES

In June 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109 “Accounting for Income Taxes.”  The Company adopted this statement effective January 1, 2007 and after analyzing Artesian’s various tax positions determined that no further entry, recognition or derecognition were required.  The Company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.  There were no such charges for the period ended June 30, 2008.  Additionally, there were no accruals relating to interest or penalties as of June 30, 2008.  The Company remains subject to examination by federal and state authorities for the tax years 2004 through 2008.

NOTE 9 – SUBSEQUENT EVENT

On July 9, 2008 the Maryland Public Service Commission approved the purchase of Mountain Hill Water Company by Artesian Water Maryland.  The acquisition included 27,600 feet of water main, a 500,000 gallon elevated storage tank, a 297,000 gallon per day water treatment facility and other related appurtenances.   Mountain Hill Water Company currently serves two commercial accounts in the Principio Business Park located within Cecil County’s designated growth corridor.  The acquisition provides water service to customers in portions of the Principio Business Park and will provide water service to the proposed 660 home residential development of Charlestown Crossing as well as the surrounding area.

On August 1, 2008, Artesian Water Maryland completed the acquisition of all the outstanding membership interests of Mountain Hill from its sole member, Sunrise Holdings, L.P, for a purchase price of approximately $7.1 million.  Approximately $4.8 million of the total purchase price was paid at closing.  In addition, on the closing date, Artesian Maryland executed a promissory note in the amount of approximately $2.3 million to Sunrise Holdings, L.P., (the "Note") that bears interest at a variable interest rate based upon the London Interbank Offering Rate plus 150 basis points.  The Note is payable in four equal annual installments, commencing on the first anniversary of the closing date.  The Note is secured by a first lien security interest in all of Mountain Hill's assets in favor of Sunrise and is guaranteed by Artesian Resources.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2008

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

While customer growth in our water utility subsidiaries continued to be a major focus in the first six months of 2008, we aggressively seek opportunities that produce revenue streams that are not as directly affected by weather.  These opportunities include the efforts of Artesian Utility, which is actively pursuing opportunities to design, build and operate water and wastewater facilities throughout Delaware and surrounding areas on the Delmarva Peninsula. In addition, Artesian Utility acquired all rights, titles and interest in the operations contracts of TMH. We currently provide contract water and wastewater operation services to 21 private, municipal and governmental institutions in the southeastern part of Pennsylvania.  Artesian Wastewater began providing wastewater services to customers in Delaware as a regulated public wastewater service company in July 2005.  The opportunities generated through our wastewater service company may provide additional service territory for the regulated water subsidiary or may provide contract operations services for municipalities or other regulated entities.  We will continue to focus attention on expanding our contract operations opportunities with municipalities and private water providers on the Delmarva Peninsula.

Our strategy is to focus on total resource management covering a wide spectrum of activities, which include: identifying new and dependable sources of supply; developing the wells, treatment plants and delivery systems to get water to customers; educating customers on the wise use of water; and providing responsible wastewater management to assist with recharge of the aquifers.  Our strategy includes focusing our efforts to expand in new regions added to our service territory over the last 10 years, where growth is strong and demand is increasing.  We also foresee significant growth opportunities in wastewater service and will continue to seek strategic partnerships and relationships with developers and municipalities to complement existing agreements for the provision of wastewater service on the Delmarva Peninsula.

In addition to services discussed above, Artesian Resources initiated a Service Line Protection Plan, or SLP Plan, in March 2005.  The SLP Plan covers all parts, material and labor required to repair or replace participants’ leaking water service lines up to an annual limit.  As of June 30, 2008, approximately 10,600, or 18%, of our 60,000 eligible water customers had signed up for the SLP Plan.   The SLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers’ sewer lines.  This plan, Service Line Protection Sewer, or SLPS Plan, covers all parts, material and labor required to repair or replace participants’ leaking or clogged sewer lines up to an annual limit. As of June 30, 2008, approximately 2,700, or 6%, of our 42,800 eligible customers had signed up for the SLPS Plan.

On May 5, 2008, Artesian Water Maryland signed an agreement to acquire Mountain Hill Water Company valued at approximately $7.0 million payable over 5 years.  The acquisition included 27,600 feet of water main, a 500,000 gallon elevated storage tank, a 297,000 gallon per day water treatment facility and other related appurtenances.  Mountain Hill Water Company currently serves two commercial accounts in the Principio Business Park located within Cecil County’s designated growth corridor.  The acquisition provides water service to customers in portions of the Principio Business Park and will provide water service to the proposed 660 home residential development of Charlestown Crossing as well as the surrounding area.  This acquisition was finalized on August 1, 2008.

On June 6, 2008, Artesian Consulting acquired all the assets of Meridian Architects and Engineers, or Meridian, for a purchase price of $130,000.  The acquisition includes the assignment of all current contract agreements to provide engineering services to developers and includes services to be provided to Artesian Water.  Meridian’s fourteen employees, which includes one architect, three licensed professional engineers, two licensed surveyors and three computer-aided design professionals, have been offered and accepted continued employment with Artesian Consulting.

Meridian is a leading provider of engineering services in Delaware, particularly in Sussex County .  Artesian Resources has routinely employed engineering firms to design infrastructure for water and wastewater systems.  This acquisition provides Artesian Resources with enhanced design and engineering capabilities that will significantly decrease the reliance on outside engineering firms for similar services.  In addition, we believe that Meridian’s ability to offer engineering services to design on-site water and wastewater systems for developers, as well as offsite wastewater collection systems in Sussex County, will provide additional revenues that are not weather sensitive, thus making the acquisition immediately accretive to Artesian Resources’ earnings.

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC, for the design, construction and operation of the Northern Sussex Regional Water Recycling Complex, a wastewater treatment facility to be located in Sussex County, Delaware.  NSRWRC was created for the purpose of developing the treatment facility site, which once constructed, will be operated by Artesian.  Under the terms of the agreement, Artesian Resources acts as the guarantor  (as described further in Note 7) of a $10 million construction loan, secured by a 75 acre parcel NSRWRC purchased on July 1, 2008 for approximately $5 million.

Artesian Utility has agreed to reimburse NSRWRC for the construction of phase 1 of the Facility through customer connection fees.  Such connection fees will be split 40% to Artesian Utility and 60% to NSRWRC until NSRWRC’s investment in the design, treatment, storage and disposal facilities are reimbursed.  For reimbursement of NSRWRC’s cost to acquire the Facility site, Artesian Utility has agreed to provide NSRWRC with ten annual $300,000 payments.  In addition to the annual payments, Artesian Utility will provide certain monthly payments to NSRWRC consisting of a portion of fees received from new customers once the Facility is successfully constructed and operating.  Once the cost of the construction and the cost of the Facility site have been fully reimbursed, NSRWRC will transfer its ownership of the Facility and the Facility Site to Artesian Utility or one of its affiliates.  Until such time, NSRWRC has agreed to lease the Facility to Artesian Wastewater.

At such time as NSRWRC enters into agreements with third party lenders to acquire the funds to purchase the Facility site and to construct the Facility, the Company has also agreed to enter into a guaranty with such third party lender(s) to guaranty all debts and obligations that are incurred by NSRWRC.  Any payments made by the Company pursuant to this guaranty will be credited against Artesian Utility’s obligations to reimburse NSRWRC for construction costs and the cost of the Facility site, as described above.

Regulatory Matters and Inflation

As of June 30, 2008, we had approximately 75,600 metered water customers, approximately 580 wastewater customers, and served a population of approximately 255,000 (including contract services), representing approximately 30% of Delaware's total population.  Increases in the number of customers served by Artesian Water and Artesian Wastewater contributed to increases in our operating revenues.  The Delaware Public Service Commission, or PSC, regulates both Artesian Water's and Artesian Wastewater’s rates charged for service, the sale and issuance of securities and other matters.  Artesian Maryland is subject to the regulatory jurisdiction of the Maryland Public Service Commission.

Our regulated utilities periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business.  In Delaware, utilities are permitted by law to place rates into effect, under bond, on a temporary basis pending completion of a rate increase proceeding.  The first temporary increase may be up to the lesser of $2.5 million on an annual basis or 15% of annual gross water sales.  Should the rate case not be completed within seven months, by law, the utility may put the lesser of the entire requested rate relief or 15% of annual gross water sales in effect, under bond, until a final resolution is ordered and placed into effect.  If such rates are found to be in excess of rates the PSC finds to be appropriate, we must refund the portion found in excess to customers with interest.  The timing of our rate increase requests are therefore dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase.  We can provide no assurances that rate increase requests will be approved by the applicable regulatory agencies; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.  On April 22, 2008, Artesian Water filed a petition with the PSC to implement new rates to meet a requested increase in revenue of 28.8%, or approximately $14.2 million, on an annualized basis. On July, 11, 2008, pursuant to the PSC’s minimum filing requirements, Artesian filed a supplemental filing with the PSC to update financial schedules for actual experience through March 31, 2008 and to reflect additional changes affecting the requested increase.  The overall result was a reduction to the requested increase in revenue of 1.5%, to 27.3% or approximately $13.6 million, on an annualized basis.

As permitted by law, on June 21, 2008, we placed temporary rates into effect, designed to generate an increase in annual operating revenue of approximately 5.0%, or $2.5 million on an annualized basis, until new rates are approved by the PSC.

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

Delaware statute permits utilities to put into effect on a semi-annual basis, increases related to specific types of distribution system improvements through DSIC.  This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility’s overall financial position.  The DSIC process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period.  In December 2007, Artesian Water filed an application with the PSC for approval to collect a 0.46% increase, effective January 1, 2008, to recover the costs of eligible non-revenue producing improvements made since the last rate increase in 2006.  The PSC approved the DSIC effective January 1, 2008 subject to audit at a later date. During the first six months of 2008, we earned approximately $99,000 in DSIC revenue.  We did not have DSIC in effect during 2007.

On April 10, 2006, the PSC made effective new rules under Regulation Docket 15 that govern the terms and conditions under which water utilities require advances or contributions from customers or developers.  These regulations require that developers pay for all water facilities within a new development, with such funding recorded as contributions in aid of construction by the water utility.  In addition, the utility is required to receive a contribution in aid of construction of $1,500 for each new residential connection to its system towards the cost of water supply, treatment and storage facilities.  These regulations further require developers to fully pay for facilities to serve satellite systems.  These required contributions are intended to place a greater burden upon new customers to pay for the cost of facilities required to serve them.  On April, 8, 2008, the PSC reopened this docket to assess the effectiveness of the 2006 rules and regulations requiring water utilities to collect contributions in aid of construction.  We anticipate this proceeding to continue through the end of the year.

Price caps instituted by electric restructuring legislation in Delaware in 1999 were lifted in 2006, resulting in extreme price increases for all of Delmarva Power's customers.  Artesian was able to mitigate these increases by signing a two-year fixed price supply contract with Pepco Holdings, Inc, or Pepco, in May of 2006.  We entered a new two-year electric supply contract with Pepco in April of 2008.  This new pricing is included in our request for rate relief filed with the PSC.

Results of Operations – Analysis of the Quarter Ended June 30, 2008 Compared to the Quarter Ended June 30, 2007

Operating Revenues

Revenues totaled $13.9 million for the quarter ended June 30, 2008, $1.0 million, or 7.7%, above revenues for the quarter ended June 30, 2007 of $12.9 million.  Water sales revenues increased 4.8% for the quarter ended June 30, 2008, over the corresponding period in 2007. Water sales revenue for the quarter ended June 30, 2008 was positively impacted by the implementation of the second step of the rate increase on July 24, 2007 of 3.0% as approved by the PSC upon completion of our issuance of common stock.  In addition, a portion of the increase in water sales revenue reflects an increase of 1,107 in the number of customers served as compared to the same period in 2007.  We realized 90.0% of our total operating revenue for the quarter ended June 30, 2008 from the sale of water.  In 2007, 92.5% of our total revenue was from water sales.

Non-utility operating revenue increased $339,000 for the quarter ended June 30, 2008, or 68.0%, from $498,000 in 2007 to $837,000 for the same period in 2008.  This increase is attributable to increased contract revenues in Artesian Utility, primarily with the addition of Pennsylvania contract operations, $140,000, and the initial design and construction of a new regional wastewater facility of $127,000.  The increase in revenue also includes an increase of  $46,000 and $4,000, respectively in water and wastewater SLP Plan revenue.  The SLP Plan provides coverage for all material and labor required to repair or replace participants’ leaking water and leaking or clogged wastewater service lines up to an annual limit.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.8 million, or 10.5%, to $8.7 million for the quarter ended June 30, 2008, compared to $7.8 million for the same period in 2007.  The components of the increase in operating expenses included an increase in utility operating expenses of $521,000 and an increase in property taxes of $105,000.  Non-utility operating expenses increased $195,000 in the second quarter of 2008, or 50.4%, compared to the same period last year.

The increase in utility operating expense of  $521,000 for the quarter ended June 30, 2008, or 7.7%, over the same period in 2007, is comprised of increases in payroll and employee benefits costs, purchased water, repair and maintenance expense and purchased power expense.  These increases were partially offset by reductions in administration and water treatment expense.

Payroll and employee benefit expense increased $250,000, or 7.1%, compared to the same period in 2007, primarily due to increases in employee count, employee wages from merit increases, and increased employee benefit premium expense.

Purchased water expense increased $169,000, or 28.0%, compared to the same period in 2007, primarily due to the timing of purchases under minimum contracts from the Chester Water Authority and an increase of 1.1% in Chester Water Authority’s rates effective in July 2007.

Repair and maintenance expense increased $119,000, or 23.5%, compared to the same period in 2007, primarily due to increased expenses for software consulting support related to the Peoplesoft Financial System implementation.

Purchased Power expense increased $47,000, or 8.6%, compared to the same period in 2007 due to an 8.47% rate increase in May 2008 and increased usage.

The increases were partially offset by a reduction of $39,000, or 3.5%, in administration expense.  The decrease in administration expense was the result of a decrease in temporary employment services compared to the same quarter a year ago.

The increases were also offset by a reduction of $36,000, or 12.9%, in water treatment expense.  The decrease in water treatment expense was the result of decreased water testing for the quarter.

Non-utility expense increased approximately $195,000, or 50.4%, for the quarter ended June 30, 2008, compared to the quarter ended June 30, 2007, as a result of the increase in contract projects as compared to the same period in 2007.

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

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 62.3% for the quarter ended June 30, 2008, compared to 60.7% for the quarter ended June 30, 2007.

Depreciation and amortization expense increased $15,000, or 1.2%, over the quarter ended June 30, 2008 as compared to the same period in 2007, due to continuing investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense increased $156,000 due to higher profitability for the quarter ended June 30, 2008, compared to the quarter ended June 30, 2007.

Other Income, Net

Our Allowance for Funds Used During Construction, or AFUDC, increased $137,000, or 182.7%, compared to the same period in 2007, as a result of increased long-term construction activity subject to AFUDC for the second quarter of 2008 compared to the same period in 2007.

Interest Charges

Interest charges decreased $113,000, or 6.7%, for the quarter ended June 30, 2008, compared to the quarter ended June 30, 2007, primarily due to less short-term debt interest as a result of lower borrowing on our lines of credit coupled with lower average borrowing costs in 2008 compared to 2007.

Net Income

Our net income increased $258,000, or 20.3%, for the quarter ended June 30, 2008, compared to the same period a year ago.  The increase in net income for the quarter was primarily the result of lower operating income offset by increased other income.  Our net operating income decreased $2,000, or 0.1%, for the three months ended June 30, 2008, compared to the same period a year ago.  This decrease was primarily due to lower operating income margins from both our water and wastewater utility business as well as our non-utility subsidiaries.  Offsetting this unfavorable variance for the three months ended June 30, 2008 was higher other income from increased construction interest income, AFUDC, coupled with lower short-term interest charges in the second quarter compared to the same period a year ago.

Results of Operations – Analysis of the Six months Ended June 30, 2008 Compared to the Six months Ended June 30, 2007

Operating Revenues

Revenues totaled $26.2 million for the six months ended June 30, 2008, $1.7 million, or 6.8%, above revenues for the six months ended June 30, 2007 of $24.5 million.  Water sales revenues increased 4.2% for the six months ended June 30, 2008, over the corresponding period in 2007.  Water sales revenue for the six months ended June 30, 2008 was positively impacted by the implementation of the second step of the rate increase on July 24, 2007 of 3.0% as approved by the PSC upon completion of our issuance of common stock.  In addition, a portion of the increase in water sales revenue reflects an increase of 1,107 in the number of customers served as compared to the same period in 2007.  We realized 90.2% of our total operating revenue for the six months ended June 30, 2008 from the sale of water.   In 2007, 92.4% of our total revenue was from water sales.

Non-utility operating revenue increased $615,000 for the six months ended June 30, 2008, or 63.9%, from $963,000 in 2007 to $1,576,000 for the same period in 2008.  This increase is attributable to increased contract revenues in Artesian Utility, primarily due to design and permitting services totaling $250,000 performed for a developer in Sussex County, Delaware, the addition of Pennsylvania contract operations, $245,000, and the initial design and construction of a new regional wastewater facility of $181,000.  The increase in revenue also includes an increase of  $82,000 and $4,000, respectively, for the water and wastewater SLP Plan revenue.  The SLP Plan provides coverage for all material and labor required to repair or replace participants’ leaking water and leaking or clogged wastewater service lines up to an annual limit.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $1.8 million, or 11.6%, to $17.0 million for the six months ended June 30, 2008, compared to $15.2 million for the same period in 2007.  The components of the increase in operating expenses included an increase in utility operating expenses of $1,009,000 and an increase in property taxes of $210,000.  Non-utility operating expenses increased $547,000 in the first six months of 2008, or 91.6%, compared to the same period last year.

The increase in utility operating expense of $1,009,000 for the six months ended June 30, 2008, or 7.6%, over the same period in 2007, is comprised of increases in payroll and employee benefits costs, purchased water, purchased power, administration costs and repair and maintenance expense.

Payroll and employee benefit expense increased $540,000, or 8.0%, compared to the same period in 2007, primarily due to increases in employee count, employee wages from merit increases, and increased employee benefit premium expense.

Purchased water expense increased $219,000, or 17.5%, compared to the same period in 2007, primarily due to the timing of purchases under minimum contracts from Chester Water Authority and an increase in Chester Water Authority’s rates of 1.1% effective in July 2007.

Purchased Power expense increased $97,000, or 8.2%, compared to the same period in 2007 due to an 8.47% rate increase in May 2008 and increased usage.

Administration expense increased $94,000, or 4.4%, compared to the same period in 2007, primarily due to increased employment recruitment services.

Repair and maintenance expense increased $40,000, or 3.8%, compared to the same period in 2007, primarily due to increased expenses for software consulting support related to the Peoplesoft Financial System implementation.

Non-utility expense increased approximately $547,000, or 91.6%, for the six months ended June 30, 2008, compared to the six months ended June 30, 2008, as a result of increased contract projects as compared to the same period in 2007.

Property and other taxes increased by $210,000, or 15.2%, compared to the same period in 2007, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and increases in the number of plants owned by Artesian.  Property taxes are assessed on land, buildings and certain utility plant, which includes the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 64.9% for the six months ended June 30, 2008, compared to 62.1% for the six months ended June 30, 2007.

Depreciation and amortization expense increased $137,000, or 5.5%, over the six months ended June 30, 2008 as compared to the same period in 2007, due to continuing investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense increased $86,000 due to higher profitability for the six months ended June 30, 2008, compared to the six months ended June 30, 2007.

Other Income, Net

Our Allowance for Funds Used During Construction, or AFUDC, increased $194,000, or 143.7%, compared to the same period in 2007, as a result of increased long-term construction activity subject to AFUDC for the six months ended June 30, 2008, compared to the same period in 2007.

Interest Charges

Interest charges decreased $229,000, or 6.9%, for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, primarily due to less short-term debt interest as a result of lower borrowing on our lines of credit coupled with lower average borrowing costs in 2008 compared to 2007.

Net Income

Our net income increased $101,000, or 4.2%, for the six months ended June 30, 2008, compared to the same period a year ago.  The increase in net income for the six months was primarily the result of lower operating income offset by increased other income.  Our net operating income decreased $333,000, or 6.4%, for the six months ended June 30, 2008, compared to the same period a year ago.  This decrease was primarily due to lower operating income margins from both our water and wastewater utility business as well as our non-utility subsidiaries.  Offsetting this unfavorable variance for the six months ended June 30, 2008 was higher other income from increased construction interest income, AFUDC, coupled with lower short-term interest charges for the six months compared to the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the six months ended June 30, 2008 were $8.3 million provided by cash flow from operating activities, $1.4 million in net contributions and advances from developers and $8.8 million in borrowing on our line of credit. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to assure our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

We invested $19.3 million in capital expenditures during the first six months of 2008, which includes $1.4 million of net advances and contribution in aid of construction, compared to $11.7 million invested during the same period in 2007. The primary focus of Artesian Water’s investment was to continue to provide high quality reliable service to our growing service territory.  We have invested $2.8 million through the six months ended June 30, 2008, for the construction of new treatment facilities, to enhance or improve existing treatment facilities, and for the rehabilitation of pumping equipment to better serve our customers. In addition, we are continuing our regional approach to building infrastructure through connecting existing supply infrastructure to new developments and at the same time providing redundancy to existing developments by connecting them to the regional system.  These efforts resulted in an investment of $7.2 million in the first six months of 2008. Artesian invested $6.4 million in general plant in the first six months of 2008. This included $6.3 million towards the construction of a new office building addition to our corporate headquarters in New Castle County and $0.4 million for our financial software additions.

At June 30, 2008, Artesian Water had two lines of credit of $20 million, each to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of June 30, 2008, we had $35.4 million of available funds under these lines.  The interest rate for borrowings under one of these lines is the London Interbank Offering Rate, or “LIBOR,” plus 0.75% or, at our discretion, the bank’s federal funds rate plus 1.00%.  The interest rate for borrowings under the other line of credit is the LIBOR plus 1.00% or, at our discretion, the bank’s federal funds rate plus 1.00%.  Each bank reviews all of their facilities annually for renewal.

At June 30, 2008, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $10.0 million, respectively, to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of June 30, 2008, Artesian Wastewater had $4.9 million of available funds while Artesian Utility had not borrowed funds under its line of credit. The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%.  The bank reviews its facilities annually for renewal.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit (in thousands)	$9,691	$	-----	$	-----	$	-----

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC.  Under the terms of the agreement, Artesian Utility acts as the guarantor of the $10 million construction loan secured by the developer.  As of June 30, 2008 no borrowings have been made against this line.  The interest rate on the guarantee is variable based on LIBOR Advantage Rate plus 225 basis points.

We expect to fund our activities for the next twelve months using our available cash balances and bank credit lines, plus projected cash generated from operations and the capital markets.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First Mortgage Bonds (Principal and Interest)	$5,553	$11,088	$11,097	$155,486	$183,224
State revolving fund loans	295	1,180	1,180	6,068	8,723
Operating leases	102	252	90	1,852	2,296
Unconditional purchase obligations	1,418	5,656	5,664	27,968	40,706
Tank painting contractual obligation	187	749	0	0	936
NSRWRC land purchase	300	600	600	1,500	3,000
Total contractual cash obligations	$7,855	$19,525	$18,631	$192,874	$238,885

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

Off-Balance Sheet Arrangements

In connection with the purchase of the treatment facility site, as of June 30, 2008, Artesian Utility agreed to commit $3.0 million, payable over 10 years, to NSRWRC.  The net present value of this obligation is approximately $2.5 million.

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

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2007 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007 and also in the notes to our consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first six months of 2008 that had a material impact on our financial condition, liquidity or results of operations.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q which express our “belief,” “anticipation” or “expectation,” as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans for our water and wastewater subsidiaries, customer base growth opportunities in Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, the impact of weather on our operations and the execution of our strategic initiatives, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, plans to increase our wastewater treatment operations and other revenue streams less affected by weather, plans to expand our service line protection plan program offerings, expected contributions in 2008 to our postretirement benefit plan, and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors including changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, changes in economic and market conditions generally, and other matters discussed in our annual report on Form 10-K for the year ended December 31, 2007 could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so other than as required by under the federal securities laws and you should not rely on any forward-looking statement as representation of the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

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

At June 30, 2008, Artesian Water had lines of credit of $20.0 million each with two separate financial institutions totaling $40.0 million to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of June 30, 2008, we had $35.4 million of available funds under these lines.  The interest rate for borrowings under one of these lines is the LIBOR, plus 0.75% or, at our discretion, the bank’s federal funds rate plus 1.00%.  The interest rate for borrowings under the other line of credit is the LIBOR plus 1.00% or, at our discretion, the bank’s federal funds rate plus 1.00%.  Each bank reviews all of their facilities annually for renewal.

At June 30, 2008, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $10.0 million, respectively, to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of June 30, 2008, Artesian Wastewater had $4.9 million of available funds while Artesian Utility had not borrowed funds under its line of credit. The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%. The bank reviews its facilities annually for renewal.  Consequently, our interest expense for short-term debt could be materially affected should interest rates change materially and we have material balances outstanding on our lines of credit.

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC.  Under the terms of the agreement, Artesian Resources acts as the guarantor of the $10 million construction loan secured by land.  As of June 30, 2008 no borrowings have been made against this line.  The interest rate on the guarantee is variable based on LIBOR Advantage Rate plus 225 basis points.  In the event of default by NSRWRC, Artesian Resources shall pay the bank the amount due of the obligations or on demand of the bank immediately deposit all amounts due under the obligation.

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

On May 8, 2008, BDO Seidman, LLP, our independent registered public accounting firm, advised our Audit Committee that they had identified a material weakness in internal control over financial reporting relating to the recordation of contributed plant assets and related contributions in aid of construction (CIAC) in the proper accounting periods.  A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The Company has made improvements to its internal controls including preventive and detective measures related to the material weakness as described above.

(b) Change in Internal Control over Financial Reporting

Other than described above, no change in our internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A– RISK FACTORS

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its Annual Meeting of Stockholders on May 14, 2008.

(b) and (c) At the annual meeting, Ms. Dian C. Taylor and Mr. John R. Eisenbrey, Jr. were elected to serve as directors for three year terms and until their respective successors shall be elected and qualified or until their earlier resignation or removal.  Only holders of record of the Company’s Class B common stock were entitled to vote in respect to the election of directors.  Votes were cast as follows with respect to Ms. Taylor’s and Mr. Eisenbrey’s election: 794,565 votes for, 129 votes against, no abstentions and no broker non-votes.  The following directors continued to serve as directors of the Company immediately after the annual meeting: Mr. Kenneth R. Biederman, Ms. Nicholle R. Taylor and Mr. William C. Wyer.

ITEM 6 - EXHIBITS

10.1
Wastewater Services Agreement, dated June 30,2008, among Artesian Utility Development, Inc. and Northern Sussex Regional Water Recharge Complex, LLC.  This exhibit is subject to a confidential treatment request under Exchange Act Rule 24b.2 and certain confidential portions have been omitted as indicated by the bracketed language [CONFIDENTIAL PORTION DELETED] and filed separately with the SEC.*

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14 (a)
under the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14 (a)
under the Securities Exchange Act of 1934, as amended. *

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

ARTESIAN RESOURCES CORPORATION

Date: August 11, 2008	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: August 11, 2008	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1
Wastewater Services Agreement, dated June 30,2008, among Artesian Utility Development, Inc. and Northern Sussex Regional Water Recharge Complex, LLC.  This exhibit is subject to a confidential treatment request under Exchange Act Rule 24b.2 and certain confidential portions have been omitted as indicated by the bracketed language [CONFIDENTIAL PORTION DELETED] and filed separately with the SEC.*

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended. *

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)*

*   Filed herewith