Form 10-Q
period 2008-09-30
ARTESIAN RESOURCES CORP
filed 2008-11-07
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
(Address of principal executive offices, including zip code)

(302) 453 – 6900
-----------------------------------------------------------
(Registrant's telephone number, including area code)

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

Large accelerated filer ☐Accelerated filer ☑ Non-accelerated filer ☐Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐	Yes	☑	No

As of November 4, 2008, 6,505,218 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
INDEX TO FORM 10-Q

Part I	-	Financial Information:

Item 1	-	Financial Statements	Page(s)

		Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 (unaudited)	3

		Consolidated Statements of Income for the quarter and nine months ended September 30, 2008 and 2007 (unaudited)	4

		Consolidated Statements of Retained Earnings for the nine months ended September 30, 2008 and 2007 (unaudited)	5

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	5 - 6

		Notes to Consolidated Financial Statements (unaudited)	7 - 18

Item 2	-	Management's Discussion and Analysis of Financial ConditionandResults of Operations	19 - 28

Item 3	-	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4	-	Controls and Procedures	30

Part II	-	Other Information:

Item 1A	-	Risk Factors	30

Item 6	-	Exhibits	31

Signatures
		Certification of Chief Executive Officer Rule 13a – 14 (a)
		Certification of Chief Financial Officer Rule 13a – 14 (a)
		Certification of CEO and CFO Rule 13a – 14 (b)

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	September 30, 2008	December 31, 2007
Utility plant, at original cost less accumulated depreciation	$311,390	$272,396
Current assets
Cash and cash equivalents	2,586	2,520
Accounts receivable, net	4,341	5,499
Unbilled operating revenues	3,999	3,198
Materials and supplies (at cost on FIFO basis)	1,241	1,192
Prepaid property taxes	1,671	1,058
Prepaid expenses and other	1,009	857
Total current assets	14,847	14,324
Other assets
Non-utility property (less accumulated depreciation 2008-$174; 2007-$177)	9,005	2,032
Other deferred assets	5,363	4,156
Total other assets	14,368	6,188
Regulatory assets, net	2,052	1,681
	$342,657	$294,589

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$7,383	$7,300
Additional paid-in capital	66,530	65,363
Retained earnings	13,715	12,469
Total stockholders' equity	87,628	85,132
Long-term debt, net of current portion	93,200	91,757
	180,828	176,889
Current liabilities
Lines of credit	26,858	898
Current portion of long-term debt	915	316
Accounts payable	4,923	3,225
Accrued expenses	4,258	2,483
Overdraft payable	3,494	1,672
Deferred income taxes	606	301
Interest accrued	1,301	326
Customer deposits	560	746
Other	2,485	1,877
Total current liabilities	45,400	11,844

Commitments and contingencies (Note 6)

Deferred credits and other liabilities
Net advances for construction	22,491	23,840
Postretirement benefit obligation	868	868
Deferred investment tax credits	721	740
Deferred income taxes	28,286	25,170
Total deferred credits and other liabilities	52,366	50,618

Net contributions in aid of construction	64,063	55,238
	$342,657	$294,589
See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share amounts)

	For the Quarter		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
OPERATING REVENUES
Water sales	$14,224	$13,853	$37,827	$36,505
Other utility operating revenue	477	357	1,469	1,259
Non-utility revenue	955	836	2,532	1,799
	15,656	15,046	41,828	39,563

OPERATING EXPENSES
Utility operating expenses	7,034	6,389	21,288	19,632
Non-utility operating expenses	621	619	1,766	1,217
Depreciation and amortization	1,422	1,339	4,062	3,842
State and federal income taxes	1,758	1,814	3,448	3,420
Property and other taxes	791	750	2,381	2,131
	11,626	10,911	32,945	30,242

OPERATING INCOME	4,030	4,135	8,883	9,321

OTHER INCOME, NET
Allowance for funds used during construction	285	78	615	213
Miscellaneous	(49)	42	385	464

INCOME BEFORE INTEREST CHARGES	4,266	4,255	9,883	9,998

INTEREST CHARGES	1,673	1,492	4,762	4,808

NET INCOME	$2,593	$2,763	$5,121	$5,190

INCOME PER COMMON SHARE:
Basic	$0.35	$0.38	$0.70	$0.78

Diluted	$0.35	$0.37	$0.69	$0.77

CASH DIVIDEND PER COMMON SHARE	$0.1784	$0.1660	$0.5288	$0.4920

AVERAGE COMMON SHARES OUTSTANDING
Basic	7,355	7,277	7,340	6,619

Diluted	7,451	7,425	7,439	6,771
See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
Unaudited
(In thousands)
	For the Nine Months
	Ended September 30,
	2008	2007

Balance, beginning of period	$12,469	$10,662
Net income	5,121	5,190
	17,590	15,852
Less: Dividends	3,875	3,204
Balance, end of period	$13,715	$12,648

See notes to the consolidated financial statements

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	For the Nine Months
	Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$5,121	$5,190
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	4,062	3,842
Deferred income taxes, net	3,402	3,554
Stock compensation	88	108
Allowance for funds used during construction	(615)	(213)

Changes in assets and liabilities:
Accounts receivable, net	1,158	(1,853)
Unbilled operating revenues	(801)	(1,061)
Materials and supplies	(49)	(83)
Prepaid property taxes	(613)	(665)
Prepaid expenses and other	(152)	(488)
Other deferred assets	(1,289)	(338)
Regulatory assets	(371)	131
Accounts payable	1,698	(275)
Accrued expenses	1,775	(398)
Interest accrued	975	123
Customer deposits and other, net	422	682
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,811	8,256

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of AFUDC	(41,684)	(18,588)
Proceeds from sale of assets	55	24
NET CASH USED IN INVESTING ACTIVITIES	(41,629)	(18,564)

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Unaudited
(In thousands)
	For the Nine Months
	Ended September 30,
	2008		2007
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit agreements		25,960		(7,906)
Overdraft payable		1,822		1,896
Net advances and contributions in aid of construction		2,012		6,042
Principal repayments of long-term debt		(280)		(269)
Net proceeds from issuance of common stock		1,161		21,119
Dividends paid		(3,875)		(3,204)
Deferred debt issuance costs		84		83

NET CASH PROVIDED BY FINANCING ACTIVITIES		26,884		17,761

NET INCREASE IN CASH AND CASH EQUIVALENTS		66		7,453

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		2,520		1,414

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$2,586		$8,867

Supplemental Disclosure of Non-Cash Activity:
Utility plant received as construction advances and contributions		$6,130	$	---

Artesian Water Maryland, Inc acquired all the outstanding membership interests of Mountain Hill Water Company, LLC for approximately
$7.1 million. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired		$7,093	$	---
Cash paid for membership interests		(4,772)		---
Liabilities assumed		$2,321	$	---

Supplemental Disclosures of Cash Flow Information:
Interest paid		$3,704		$4,554

Income taxes paid	$	---		$610

See notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Artesian Resources Corporation, or Artesian Resources, operates as a holding company, whose income is derived from the earnings of our eight wholly owned subsidiaries.  The terms “we”, “our”, “Artesian” and the “Company” as used herein refer to Artesian Resources and its subsidiaries, and a variable interest entity required to be consolidated under FIN 46R (as defined in Note 2 below).

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

Artesian Water Maryland, Inc., or Artesian Water Maryland, serves a 141 home community in Cecil County, Maryland near the Interstate 95 growth corridor between Philadelphia and Baltimore and has sufficient groundwater supply and elevated water storage to serve additional customers in the undeveloped portions of its franchise and surrounding area.

On August 1, 2008, Artesian Water Maryland completed its acquisition of all the outstanding membership interests of Mountain Hill Water Company, LLC, or Mountain Hill, from its sole member, Sunrise Holdings, L.P., or Sunrise, for a purchase price of approximately $7.1 million.  The acquisition included a 0.3 million gallon per day water treatment facility, four wells with a capacity of up to 500,000 gallons per day, a 500,000 gallon elevated storage tank and approximately eight miles of main, all situated within the core of Cecil County, Maryland’s designated growth corridor.  The acquisition provides Artesian Water Maryland the right to serve the entire 8,000 acres owned by Sunrise or its associates.  Mountain Hill serves two commercial accounts in the Principio Business Park, located within Cecil County’s designated growth corridor.  Mountain Hill will also provide water service to future customers in the Principio Business Park and will provide water service to the proposed 660 home residential development of Charlestown Crossing as well as the surrounding area.  (Refer to acquisition in Note 11)

On October 7, 2008, Artesian Water Maryland, signed an agreement to purchase from Cecil County, Maryland, or Cecil County, all of Cecil County’s right, title and interest in and to specific water facilities and the associated parcels of real property, easement rights and water transmission and distribution systems.  Pursuant to the agreement, Artesian Water Maryland will pay to Cecil County a  price equal to the net asset value of the purchased assets and assume certain liabilities at closing.  The net asset value of the purchased assets under the agreement is approximately $2.2 million.  Closing on this transaction is expected to occur on or before June 30, 2009.

Artesian Wastewater Maryland, Inc., or Artesian Wastewater Maryland, was incorporated on June 3, 2008 to provide regulated wastewater services in the state of Maryland.  On October 7, 2008, Artesian Wastewater Maryland signed two agreements to purchase from Cecil County the wastewater facilities known as the Meadowview Wastewater Facility, the Highlands Wastewater Facility, the Cherry Hill Wastewater Facility and the Harbourview Wastewater Facility and the associated parcels of real property, easement rights and wastewater collection systems with respect to each facility.  Pursuant to the agreements, Artesian Wastewater Maryland will pay to the County a price equal to the net asset value of the purchased assets and assume certain liabilities at closing.  The net asset value of purchased assets for the Meadowview Wastewater Facility and the Highlands Wastewater Facility is approximately $7.8 million.  The net asset value of the purchased assets for the Cherry Hill Wastewater Facility and the Harbourview Wastewater Facility is approximately $3.8 million.  Closing on the transactions is expected to occur on or before June 30, 2009.

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

Our three other subsidiaries, which are not regulated, are: Artesian Utility Development, Inc., or Artesian Utility, which designs and builds water and wastewater infrastructure and provides contract water and wastewater services on the Delmarva Peninsula; Artesian Development Corporation, or Artesian Development, the sole activity of which is the ownership of a six-acre parcel of land zoned for office buildings located immediately adjacent to our corporate headquarters and 2 nine-acre parcels of land located in Sussex County; and Artesian Consulting Engineers, Inc., or Artesian Consulting, which provides engineering services to developers for residential and commercial development.

On May 1, 2007, Artesian Utility acquired all rights, titles and interest in operations contracts of TMH Environmental Services, Inc., or TMH.  We currently provide contract water and wastewater operation services to 21 private, municipal and governmental institutions in the southeastern part of Pennsylvania.

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC, for the design, construction and operation of the Northern Sussex Regional Water Recycling Complex, a wastewater treatment facility to be located in Sussex County, Delaware.  NSRWRC was created for the purpose of developing the treatment facility site, which once constructed, will be operated by Artesian Utility.  Under the terms of the agreement, Artesian Resources acts as the guarantor  (as described further in Note 6) of a $10 million construction loan, secured by a 75 acre parcel NSRWRC purchased on July 1, 2008 for approximately $5 million.

On June 6, 2008, Artesian Consulting acquired all the assets of Meridian Architects and Engineers, or Meridian,  for a purchase price of $130,000.  The acquisition includes the assignment of certain current contract agreements to provide engineering services to developers and includes services to be provided to Artesian Water.  Meridian’s fourteen employees, which includes one architect, three licensed professional engineers, two licensed surveyors and three computer-aided design professionals, have been offered and accepted continued employment with Artesian Consulting.

NOTE 2 – BASIS OF PRESENTATION

The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company's annual report on Form 10-K.  Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company's annual report on Form 10-K for fiscal year 2007 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's balance sheet position as of September 30, 2008 and the results of operations for the nine month and quarterly periods ended September 30, 2008 and 2007 and cash flows for the nine month periods ended September 30, 2008 and 2007.  In addition, in accordance with Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No, 51,” or FIN 46(R), the Company consolidates variable interest entities for which it is deemed to be the primary beneficiary.  All inter-company transactions and balances have been eliminated in consolidation.

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

NOTE 3 – STOCK COMPENSATION PLANS

We maintain an equity compensation plan that provides for grants of stock options and restricted stock awards and other forms of stock compensation to our directors, officers and key employees.  Prior to May 25, 2005, we maintained three stock compensation plans.  No further equity compensation can be issued under those plans.  On May 25, 2005, the Company’s stockholders approved a new Equity Compensation Plan, or the Plan, which authorized up to 750,000 shares of Class A Non-Voting Common Stock for issuance.  The terms and vesting schedules for options granted under the Plan may vary and are set at the time of grant by the Compensation Committee of the Board of Directors.  Approximately $88,000 in compensation expense was recorded during the nine months ended September 30, 2008 for stock options issued in May 2008 and May 2007 and stock awards and related tax issued in the quarter ended June 30, 2008.  For the nine months ended September 30, 2007, an expense of approximately $108,000 was recorded for stock options granted in May 2007 and May 2006.

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” and related interpretations (“SFAS No. 123(R)”) using the modified-prospective transition method.  Under this method, compensation cost recognized included (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123(R) and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  All options were granted at market value with a 10-year option term with a vesting period of one year from the dates of grant at May 14, 2008 and May 16, 2007.  The fair value of the options that were granted in 2008 and 2007 were estimated using a Black-Scholes-Merton option-pricing formula, applying the following assumptions:

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

The following summary reflects changes in the shares of Class A Non-Voting Common Stock under option:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)
Plan options
Outstanding at January 1, 2008	574,696	$14.621
Granted	33,750	$18.430
Exercised	(55,700)	$10.577
Canceled	---	N/A
Outstanding at September 30, 2008	552,746	$15.261	4.96	$1,471
Options exercisable at September 30, 2008	518,996	$15.055	4.65	$1,471

The total intrinsic value of options exercised during the nine month period ended September 30, 2008 was approximately $409,600.

The following summary reflects changes in the non-vested shares of Class A Stock under option:

	Option Shares	Weighted Average Grant –Date Fair Value Per Option
Non-vested at January 1, 2008	27,000	$4.847
Granted	33,750	3.600
Vested	27,000	4.847
Canceled	---	N/A
Non-vested at September 30, 2008	33,750	$3.600

As of September 30, 2008, there was $75,228 of total unrecognized expense related to non-vested option shares granted under the Plan.  That cost will be recognized over the remaining vesting period of 0.62 years of the unvested options.

NOTE 4 - REGULATORY ASSETS

Certain expenses are recoverable through rates charged to our customers, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the Delaware Public Service Commission, or PSC and the Maryland Public Service Commission, or MDPSC.  The postretirement benefit obligation, which is being amortized over 20 years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments.  The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customers reverse.  Goodwill is the result of the Mountain Hill acquisition and is currently being amortized on a straight-line basis over a period of fifty years.  Expenses related to applications to increase rates are amortized on a straight-line basis over a period of two years.  Regulatory assets net of amortization, are comprised of the following:

	Unaudited
	(in thousands)
	September 30, 2008	December 31, 2007

Postretirement benefit obligation	$937	$968
Deferred income taxes	555	567
Goodwill	372	---
Expense of rate proceedings	188	141
Other	---	5
	$2,052	$1,681

Expenses related to the Net Periodic Pension Cost for the postretirement benefit obligation are as follows:

	Unaudited
	(in thousands)
For the Nine Months Ended September 30,
	2008	2007
Net Periodic Pension Cost
Interest Cost	$40	$37
Amortization of Net Gain	---	(17)
Amortization of Transition Obligation	6	6

Total Net Periodic Benefit Cost	$46	$26

Contributions

Artesian Water contributed $78,000 to its postretirement benefit plan in the first nine months of 2008 and expects to contribute another $28,000 for the remainder of the year.  These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company’s eligible retired employees.

NOTE 5 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.  The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Quarter		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)

Average common shares outstanding during
the period for Basic computation	7,355	7,277	7,340	6,619
Dilutive effect of employee stock options	96	148	99	152

Average common shares outstanding during
the period for Diluted computation	7,451	7,425	7,439	6,771

Equity per common share was $11.87 and $11.68 at September 30, 2008 and 2007, respectively.  These amounts were computed by dividing common stockholders' equity by the number of shares of common stock outstanding on September 30, 2008 and 2007, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC, as discussed further in Note 9.  Under the terms of the agreement, Artesian Resources acts as the guarantor of a $10 million construction loan.  The loan, from a financial institution to NSRWRC, is secured by a 75 acre parcel of land purchased by NSRWRC on July 1, 2008.  The interest rate on the construction loan is variable based on LIBOR Advantage Rate plus 225 basis points.  In the event of default by NSRWRC, Artesian Resources shall pay NSRWRC's obligations due to the financial institution; or on demand of the financial institution immediately deposit all amounts due under the obligation.  As of September 30, 2008, approximately $6.6 million has been drawn on the loan, which is included in the Lines of Credit on our Consolidated Balance Sheet.

NOTE 7 - RATE PROCEEDINGS

Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC.  During the first nine months of 2008, we earned approximately $99,000 in DSIC revenue.  On June 21, 2008, the Company discontinued the collection of DSIC pursuant to Delaware law which requires the Company to discontinue a DSIC when new base rates are put into effect.  We did not have DSIC in effect during 2007.

On April 22, 2008, Artesian Water filed a petition with the PSC to implement new rates to meet a requested increase in revenue of 28.8%, or approximately $14.2 million, on an annualized basis.  On July, 11, 2008, pursuant to the PSC’s minimum filing requirements, Artesian filed a supplemental filing with the PSC to update financial schedules for actual experience through March 31, 2008 and to reflect additional changes affecting the requested increase.  The overall result was a reduction to the requested increase in revenue of 1.5%, to 27.3% or approximately $13.5 million, on an annualized basis.  This request was primarily due to the Company’s significant investment in infrastructure to improve and ensure water quality and service reliability.  This includes capital expenditures for additional supply, storage, water main replacements, hydraulic improvements, installation of automated meter reading equipment in the service territory south of the Chesapeake & Delaware canal, or C&D Canal, and additional space to house our critical operations and office support functions.  The rate request was also filed due to increases in various operating and maintenance costs, including increased costs associated with depreciation, purchased power, purchased water, additional building space and postage.  Additional reasons for this request include expenses related to new water system additions, the implementation of monthly billing to customers below the C&D Canal and creation of new water consumption blocks to provide the company an opportunity to achieve a fair rate of return.

Price caps instituted by electric restructuring legislation in Delaware in 1999 were lifted in 2006, resulting in extreme price increases for all of Delmarva Power's customers.  Artesian was able to mitigate these increases by signing a two-year fixed price supply contract with Pepco Holdings, Inc., or Pepco, in May of 2006.  We entered a new two-year electric supply contract with Pepco in April of 2008.  This new pricing is included in our request for rate relief filed with the PSC.

As permitted by law, on June 21, 2008, we placed temporary rates into effect, designed to generate an increase in annual operating revenue of approximately 5.0%, or $2.5 million on an annualized basis, until new rates are approved by the PSC.  Evidentiary hearings have been set for December 8-10, 2008 and a final Commission decision is anticipated in the first quarter of 2009 in reference to the implementation of our requested rate increase.

NOTE 8 – INCOME TAXES

In June 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109 “Accounting for Income Taxes.”  The Company adopted this statement effective January 1, 2007 and after analyzing Artesian’s various tax positions determined that no further entry, recognition or derecognition were required.  The Company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.  There were no such charges for the period ended September 30, 2008.  Additionally, there were no accruals relating to interest or penalties as of September 30, 2008.  The Company remains subject to examination by federal and state authorities for the tax years 2005 through 2007.

NOTE 9– NORTHERN SUSSEX REGIONAL WATER RECYCLING COMPLEX, LLC

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC, for the design, construction and operation of the Northern Sussex Regional Water Recycling Complex, a wastewater treatment facility to be located in Sussex County, Delaware.  NSRWRC was created for the sole purpose of developing the treatment facility site, which once constructed, will be operated by the Company.  The Company has determined that NSRWRC constitutes a variable interest entity, or VIE, as defined by Financial Accounting Standards Board Interpretation No. 46(R) “Consolidation of Variable Interest Entities,” or FIN 46(R).  The Company is the primary beneficiary of NSRWRC by contract and, accordingly, consolidates the results of NSRWRC in its financial statements as required under FIN 46(R).  All inter-company balances and transactions related to the VIE have been eliminated in consolidations in accordance with the guidance set forth in Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” or ARB 51.

The Company, by contract, has control over the design and construction of the treatment facility.  NSRWRC is financially responsible for designing and building the treatment facility.  Under the terms of the agreement, Artesian Resources acts as the guarantor (as described further in Note 6) of a $10 million construction loan, secured by a 75 acre parcel purchased by NSRWRC on July 1, 2008 for approximately $5 million.  As of September 30, 2008, approximately $6.8 million is included in non-utility property and was comprised of the land and construction in progress of the facility.  The entire capitalization of NSRWRC is comprised of the amounts borrowed against the $10 million construction loan.  There has been a nominal investment in NSRWRC by the owner of NWRWRC..  The line of credit includes provisions that require Artesian Resources to assume the debt and all liabilities arising from that debt under certain circumstances, including the bankruptcy of NSRWRC.  The treatment facility will be owned by NSRWRC until the initial loan to the treatment facility is repaid.  At that time, the treatment facility will be transferred to the Company for nominal value as contributed property.  Immediately following the transfer of the treatment facility and extinguishment of debt, NSRWRC will be dissolved.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company has entered into transactions in the normal course of business with related parties.  The owner of NSRWRC is the sole owner of Meridian Architects and Engineers, LLC, or Meridian Architects, and Meridian Enterprises, LLC, or Meridian Enterprises.  The Company has utilized Meridian Architects and Meridian Enterprises for various consulting services during the nine month period ended September 30, 2008.  As of September 30, 2008, approximately $450,000 was paid to Meridian Architects and approximately $478,000 was paid to Meridian Enterprises in connection with these consulting services.  Approximately $20,000 was paid to Meridian Enterprises as of September 30, 2008 for office space rental.  Also, as of September 30, 2008, the Company had accounts receivable balances for engineering services due from the following entities, all of which are owned by the owner of NSRWRC:  Meridian Architects of approximately $41,000, Landlock, LLC of approximately $33,000, and Peninsula Square, LLC of approximately $4,000.  All services were provided in the ordinary course of business at fees and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.

NOTE 11 – ACQUISITION OF MOUNTAIN HILL WATER COMPANY

On August 1, 2008, Artesian Water Maryland completed its acquisition of all the outstanding membership interests of Mountain Hill, from its sole member, Sunrise, for a purchase price of approximately $7.1 million.  The purchase price included reimbursement of all carrying costs through the date of acquisition, which resulted in the recognition of goodwill.  The acquisition included a 0.3 million gallon per day water treatment facility, four wells with a capacity of up to 500,000 gallons per day, a 500,000 gallon elevated storage tank and approximately eight miles of main, all situated within the core of Cecil County, Maryland’s designated growth corridor.  The acquisition provides Artesian Water Maryland the right to serve the entire 8,000 acres owned by Sunrise or its associates.  Mountain Hill serves two commercial accounts in the Principio Business Park, located within Cecil County’s designated growth corridor.  Mountain Hill will also provide water service to future customers in the Principio Business Park and will provide water service to the proposed 660 home residential development of Charlestown Crossing as well as the surrounding area.

Approximately $4.8 million of the total purchase price was paid at closing.  The $4.8 million is comprised of a down payment of $0.6 million, payment of the closing debt of $4.0 million and an easement payment of $0.2 million.  The cash used at closing came from the Company’s available line of credit.  In addition, on the closing date, Artesian Water Maryland executed a promissory note in the amount of approximately $2.3 million to Sunrise, or the Note, that bears interest at a variable interest rate based upon the London Interbank Offering Rate plus 150 basis points.  The Note is payable in four equal installments, commencing on the first anniversary of the closing date.  The Note is secured by a first lien security interest in all of Mountain Hill’s assets in favor of Sunrise and is guaranteed by Artesian Resources.

Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheet at their estimated fair values as of August 1, 2008.  A summary of the allocation of purchase price to the assets acquired and payments made as of August 1, 2008 is presented in the table below.

(In thousands)	August 1, 2008
Current assets	$10
Property, plant and equipment (net)	6,507
Intangible assets – Start up	204
Goodwill	372
Purchase Price	$7,093
Down payment	$(580)
Closing debt payment	(3,992)
Easement Payment	(200)
Promissory Note	(2,321)
Total Payments	$(7,093)

NOTE 12 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

The book values of cash and cash equivalents, accounts receivables, lines of credit, and accounts payable approximate their respective fair values due to the short-term nature of these instruments.   The fair value of the long term debt at September 30, 2008 is estimated at $88.3 million determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities (Level 2 inputs).

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

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The Company does not expect this Statement will have a material impact on the financial statements.

Also in May of 2008, the FASB issued Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts.”  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including recognition and measurement to be used to account for premium revenue and claim liabilities.  This Statement is effective for the financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities.  The Company’s adoption of this statement will not have a material effect on the financial statements.

NOTE 13 – SUBSEQUENT EVENTS

On October 7, 2008, Artesian Water Maryland signed an agreement, or the Water Asset Purchase Agreement, to purchase from Cecil County, Maryland, or Cecil County, all of Cecil County’s rights, title and interest in and to specific water facilities and the associated parcels of real property, easement rights and water transmission and distribution systems.  The water facilities include Meadowview, Pine Hills, Harbourview and the Route 7 Facility.  Pursuant to the Water Asset Purchase Agreement, Artesian Water Maryland will pay to Cecil County a  price equal to the net asset value of the purchased assets and assume certain liabilities at closing.  This sum may be paid by Artesian Water Maryland to Cecil County in cash at closing or, upon mutual agreement, by a note payable to Cecil County.  Any cash portion of the purchase price financed by Cecil County would be repaid upon such terms, and at such rate of interest, as Cecil County and Artesian Water Maryland shall agree.  In such case, Artesian Water Maryland would then provide a promissory note to Cecil County at closing.  The net asset value of the purchased assets under the Water Asset Purchase agreement is approximately $2.2 million.

On October 7, 2008, Artesian Wastewater Maryland signed an agreement, or the Meadowview Wastewater Asset Purchase Agreement, to purchase from Cecil County the wastewater facilities known as the Meadowview Wastewater Facility and the Highlands Wastewater Facility and the associated parcels of real property, easement rights and wastewater collection systems with respect to each facility.  Pursuant to the Meadowview Wastewater Asset Purchase Agreement, Artesian Wastewater Maryland will pay to Cecil County a price equal to the net asset value of the purchased assets and assume certain liabilities at closing.  The purchase price shall be paid by Artesian Wastewater Maryland’s assumption of the principal amount due by Cecil County with respect to a tax-exempt Cecil County Sanitary District Bond, Series 2004B, or the Bond, as payable under the loan agreement dated October 12, 2004 by and between Maryland Water Quality Financing Administration and Cecil County, or the Bond Indebtedness.  Artesian Wastewater Maryland will pay down the Bond at such times and in such amounts as Cecil County is required to pay the same in accordance with the terms of the Bond.  In the event that the net asset value of the purchased assets as of the closing exceeds the Bond Indebtedness to be paid by Artesian Wastewater Maryland, then the positive difference (if any) shall be paid by Artesian Wastewater Maryland to Cecil County in cash at closing or, upon mutual agreement, by a note payable to Cecil County.  Any cash portion of the purchase price financed by Cecil County would be repaid upon such terms, and at such rate of interest, as Cecil County and Artesian Wastewater Maryland shall agree, and in such case, Artesian Wastewater Maryland would then provide a promissory note to Cecil County at closing.  The net asset value of purchased assets under the Meadowview Wastewater Asset Purchase Agreement is approximately $7.8 million.  The debt associated with the Bond is approximately $7.2 million.

On October 7, 2008, Artesian Wastewater Maryland signed an agreement, or the Cherry Hill Wastewater Asset Purchase Agreement, to purchase from Cecil County the wastewater facilities known as the Cherry Hill Wastewater Facility and the Harbourview Wastewater Facility and the associated parcels of real property, easement rights and wastewater collection systems with respect to each facility.  Pursuant to the Cherry Hill Wastewater Asset Purchase Agreement, Artesian Wastewater Maryland will pay to Cecil County a sum equal to the net asset value of the purchased assets and assume certain liabilities at closing, and Cecil County shall immediately upon receipt of such payment, pay to its creditors an amount sufficient to pay all indebtedness of Cecil County in respect of the Cherry Hill and Harbourview Wastewater facilities, or the Indebtedness.  If the amount of the purchase price under the Cherry Hill Wastewater Asset Purchase Agreement shall be less than the Indebtedness, Cecil County shall pay out of its own funds any amount sufficient to pay and discharge in full the Indebtedness in excess of the purchase price; alternatively, if the purchase price exceeds the amount necessary for Cecil County to pay the Indebtedness, such excess may not be required to be paid by Artesian Wastewater Maryland at the closing, but may be financed by Cecil County.  Any such portion of the purchase price financed by Cecil County would be repaid upon such terms, and at such rate of interest, as Cecil County and Artesian Wastewater Maryland shall agree, and in such case Artesian Wastewater Maryland would then provide a promissory note to Cecil County at closing.  The net asset value of the purchased assets under the Cherry Hill Wastewater Asset Purchase Agreement is approximately $3.8 million.

Closings on the transactions above are expected to occur on or before June 30, 2009, subject to the satisfaction of customary closing conditions, including, among other matters, the completion of Artesian Resources’ due diligence and the approval of the Maryland Public Service Commission.  Under each of the Asset Purchase Agreements, either party may terminate such agreement, subject to certain exceptions, in the event of uncured breach by the other party, or if the closing has not occurred by December 31, 2009.  The existing water and wastewater systems subject to the Asset Purchase Agreements serve approximately 3,400 customers.

On October 29, 2008, Artesian Water and CoBank, ACB, or CoBank, entered into an agreement regarding the setting of a fixed rate for a new $15 million First Mortgage Bond, or Bond.  This Bond will be incurred at a future date, which is expected to be on or before December 1, 2008.  The fixed rate is 6.73% per annum.  The fixed rate period will be from the settlement date to March 1, 2016, the maturity date.  This Bond will be used primarily towards the new office building addition to our corporate headquarters in New Castle County, DE.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2008

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

While customer growth in our water utility subsidiaries continued to be a major focus in the first nine months of 2008, we aggressively seek opportunities that produce revenue streams that are not as directly affected by weather.  These opportunities include the efforts of Artesian Utility, which is actively pursuing opportunities to design, build and operate water and wastewater facilities throughout Delaware and surrounding areas on the Delmarva Peninsula. In addition, Artesian Utility acquired all rights, titles and interest in the operations contracts of TMH. We currently provide contract water and wastewater operation services to 21 private, municipal and governmental institutions in the southeastern part of Pennsylvania.  Artesian Wastewater began providing wastewater services to customers in Delaware as a regulated public wastewater service company in July 2005.  The opportunities generated through our wastewater service company may provide additional service territory for the regulated water subsidiary or may provide contract operations services for municipalities or other regulated entities.  We will continue to focus attention on expanding our contract operations opportunities with municipalities and private water providers on the Delmarva Peninsula.

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

In addition to services discussed above, Artesian Resources initiated a Water Service Line Protection Plan, or WSLP Plan, in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participants’ leaking water service lines up to an annual limit.  As of September 30, 2008, approximately 11,600, or 19%, of our 60,000 eligible water customers had signed up for the WSLP Plan.   The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers’ sewer lines.  This plan, Sewer Service Line Protection Plan, or SSLP Plan, covers all parts, material and labor required to repair or replace participants’ leaking or clogged sewer lines up to an annual limit.  As of September 30, 2008, approximately 3,400, or 8%, of our 42,800 eligible customers had signed up for the SSLP Plan.

In July 2008, Artesian Wastewater and the Town of Georgetown, or Georgetown, finalized a wastewater service agreement establishing a long term arrangement that will meet the future wastewater treatment and disposal needs in Georgetown’s growth and annexation areas.  Artesian Wastewater will provide up to 1 million gallons per day of wastewater capacity for the town within the next 10 years.  Artesian Wastewater will receive untreated wastewater effluent from properties located within Georgetown’s current and future annexation and growth areas.  Artesian Wastewater will be responsible for capital improvements required for the treatment, storage and disposal of wastewater effluent from Georgetown’s Sand Hill Pump station, as well as design, construction and maintenance of the regional wastewater facility, a force main interconnection, all meters and piping necessary to receive Georgetown’s effluent flow.  Georgetown will compensate Artesian Wastewater $1 million for a portion of the cost of the regional force main.  Georgetown will also pay connection contribution fees in reference to each residential and non-residential structure utilizing the regional wastewater facility.

Regulatory Matters and Inflation

As of September 30, 2008, we had approximately 75,800 metered water customers, approximately 600 wastewater customers, and served a population of approximately 256,000 (including contract services), representing approximately 30% of Delaware's total population.  Increases in the number of customers served by Artesian Water and Artesian Wastewater contributed to increases in our operating revenues.  The Delaware Public Service Commission, or PSC, regulates both Artesian Water's and Artesian Wastewater’s rates charged for service, the sale and issuance of securities and other matters.  Artesian Water Maryland is subject to the regulatory jurisdiction of the Maryland Public Service Commission.  Artesian Water Pennsylvania is subject to the regulatory jurisdiction of the Pennsylvania Public Utilities Commission.

Our regulated utilities periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business.  In Delaware, utilities are permitted by law to place rates into effect, under bond, on a temporary basis pending completion of a rate increase proceeding.  The first temporary increase may be up to the lesser of $2.5 million on an annual basis or 15% of annual gross water sales.  Should the rate case not be completed within seven months, by law, the utility may put the lesser of the entire requested rate relief or 15% of annual gross water sales in effect, under bond, until a final resolution is ordered and placed into effect.  If such rates are found to be in excess of rates the PSC finds to be appropriate, we must refund the portion found in excess to customers with interest.  The timing of our rate increase requests are therefore dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase.  We can provide no assurances that rate increase requests will be approved by the applicable regulatory agencies; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.  On April 22, 2008, Artesian Water filed a petition with the PSC to implement new rates to meet a requested increase in revenue of 28.8%, or approximately $14.2 million, on an annualized basis. On July, 11, 2008, pursuant to the PSC’s minimum filing requirements, Artesian filed a supplemental filing with the PSC to update financial schedules for actual experience through March 31, 2008 and to reflect additional changes affecting the requested increase.  The overall result was a reduction to the requested increase in revenue of 1.5%, to 27.3% or approximately $13.5 million, on an annualized basis.

As permitted by law, on June 21, 2008, we placed temporary rates into effect, designed to generate an increase in annual operating revenue of approximately 5.0%, or $2.5 million on an annualized basis, until new rates are approved by the PSC.  Evidentiary hearings have been set for December 8-10, 2008 and a final Commission decision is anticipated in the first quarter of 2009 in reference to the implementation of our requested rate increase.

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

Delaware statute permits utilities to put into effect on a semi-annual basis, increases related to specific types of distribution system improvements through DSIC.  This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility’s overall financial position.  The DSIC process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period.  In December 2007, Artesian Water filed an application with the PSC for approval to collect a 0.46% increase, effective January 1, 2008, to recover the costs of eligible non-revenue producing improvements made since the last rate increase in 2006.  The PSC approved the DSIC effective January 1, 2008 subject to audit at a later date. During the first nine months of 2008, we earned approximately $99,000 in DSIC revenue.  On June 21, 2008, the Company discontinued the collection of DSIC pursuant to Delaware law which requires the Company to discontinue a DSIC when new base rates are put into effect.  We did not have DSIC in effect during 2007.

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

Results of Operations – Analysis of the Quarter Ended September 30, 2008 Compared to the Quarter Ended September 30, 2007

Operating Revenues

Revenues totaled $15.7 million for the quarter ended September 30, 2008, $0.7 million, or 4.1%, above revenues for the quarter ended September 30, 2007 of $15.0 million.  Water sales revenues increased 2.7% for the quarter ended September 30, 2008, over the corresponding period in 2007.  Water sales revenue for the quarter ended September 30, 2008 was positively impacted by the implementation of the second step of the rate increase on July 24, 2007 of 3.0% as approved by the PSC upon completion of our issuance of common stock and a temporary rate increase of 5% placed into effect on June 21, 2008, as permitted under Delaware law, until new rates are approved by the PSC.  However, per capita demand has declined for the quarter ended September 30, 2008 in comparison to the quarter ended September 30, 2007, thereby reducing the effect of the temporary rate increase.  We realized 90.9% of our total operating revenue for the quarter ended September 30, 2008 from the sale of water.  In 2007, 92.1% of our total revenue was from water sales.

Non-utility operating revenue increased $119,000 for the quarter ended September 30, 2008, or 14.2%, from $836,000 in 2007 to $955,000 in 2008.  The increase in revenue is the result of an increase of $78,000 and $64,000 in wastewater and water SLP Plan revenue.  The SLP Plan provides coverage for all material and labor required to repair or replace participants’ leaking water and leaking or clogged wastewater service lines up to an annual limit.  Pennsylvania based contract operations revenue in Artesian Utility increased $35,000 for the quarter ended September 30, 2008 compared to the same period in 2007.  These increases were offset by a decrease in design and construction contract revenue for Artesian Utility in the third quarter of 2008 compared to the same quarter a year ago.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.6 million, or 8.9%, to $8.4 million for the quarter ended September 30, 2008, compared to $7.8 million for the same period in 2007.  The increase in operating expenses is the result of an increase in utility operating expenses of $645,000.

The increase in utility operating expense of $645,000 for the quarter ended September 30, 2008, or 10.1%, over the same period in 2007, is comprised of increases in payroll and employee benefits costs, purchased water and purchased power expense.

Payroll and employee benefit expense increased $248,000, or 7.9%, compared to the same period in 2007, primarily due to increases in employee count, employee wages from merit increases, and increased employee benefit premium expenses.

Purchased water expense increased $229,000, or 35.3%, compared to the same period in 2007, primarily due to the timing of purchases under minimum contracts from the Chester Water Authority and an increase of 7.8% in Chester Water Authority’s rates effective in July 2008.

Purchased power expense increased $89,000, or 16.0%, compared to the same period in 2007 due to an 8.47% rate increase in May 2008 under the new two-year electric supply contract and increased usage.

Property and other taxes increased by $41,000, or 5.5%, compared to the same period in 2007, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and increases in the number of plants owned by Artesian.  Property taxes are assessed on land, buildings and certain utility plant, which includes the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 53.9% for the quarter ended September 30, 2008, compared to 51.6% for the quarter ended September 30, 2007.

Depreciation and amortization expense increased $83,000, or 6.2%, over the quarter ended September 30, 2008 as compared to the same period in 2007, due to continuing investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense decreased $56,000 due to lower taxable income for the quarter ended September 30, 2008, compared to the quarter ended September 30, 2007.

Other Income, Net

Our Allowance for Funds Used During Construction, or AFUDC, increased $207,000, or 265.4%, compared to the same period in 2007, as a result of increased long-term construction activity subject to AFUDC for the third quarter of 2008 compared to the same period in 2007.

Interest Charges

Interest charges increased $181,000, or 12.1%, for the quarter ended September 30, 2008, compared to the quarter ended September 30, 2007, primarily due to more short-term debt interest as a result of higher borrowing on our lines of credit in 2008 compared to 2007.  The average debt outstanding for the quarter ended September 30, 2008 was $16.6 million at an average rate of 3.8% compared to $0.9 million and an average rate of 6.3% for the same period in 2007.

Net Income

Our net income decreased $170,000, or 6.2%, for the quarter ended September 30, 2008, compared to the same period a year ago.  The decrease in net income for the quarter was primarily the result of lower operating income margins from both our water and wastewater utility business which experienced a decline in demand offsetting the rate increases as described above.  Increased payroll, purchased water, and purchased power costs added to the decrease in net income as well as higher interest charges.  Offsetting this unfavorable variance for the three months ended September 30, 2008 were higher operating income margins from our non-utility business due to increased wastewater and water SLP Plan revenue as well as higher other income from increased construction interest income (AFUDC).  Basic earnings per share decreased to $0.35 for the quarter ended September 30, 2008 compared to $0.38 for the same period in 2007.  Diluted earnings per share were $0.35 and $0.37 for the quarter ended September 30, 2008 and 2007.

Results of Operations – Analysis of the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Operating Revenues

Revenues totaled $41.8 million for the nine months ended September 30, 2008, $2.2 million, or 5.7%, above revenues for the nine months ended September 30, 2007 of $39.6 million.  Water sales revenues increased $1.3 million, 3.6%, for the nine months ended September 30, 2008, over the corresponding period in 2007.  Water sales revenue for the nine months ended September 30, 2008 was positively impacted by the implementation of the second step of the rate increase on July 24, 2007 of 3.0% as approved by the PSC upon completion of our issuance of common stock and a temporary rate increase of 5% placed into effect on June 21, 2008, as permitted under Delaware law, until new rates are approved by the PSC.  However, per capita demand has declined for the nine months ended September 30, 2008 in comparison to the nine months ended September 30, 2007, thereby reducing the effect of the temporary rate increase.  We realized 90.4% of our total operating revenue for the nine months ended September 30, 2008 from the sale of water.  In 2007, 92.3% of our total revenue was from water sales.

Other utility operating revenue increased $210,000 for the nine months ended September 30, 2008, or 16.6%, from $1.3 million in 2007 to $1.5 million for the same period in 2008.  Approximately $190,000 of this increase was primarily due to service charges for the restoration of shut off service.

Non-utility operating revenue increased $733,000 for the nine months ended September 30, 2008, or 40.7%, from $1,799,000 in 2007 to $2,532,000 in 2008.  This increase is attributable to increased contract revenues in Artesian Utility, primarily due to design and permitting services totaling $250,000 performed for a developer in Sussex County, Delaware and the addition of Pennsylvania contract operations of $232,000.  The increase in revenue also includes an increase of  $146,000 and $82,000, respectively, for the water and wastewater SLP Plan revenue.  The SLP Plan provides coverage for all material and labor required to repair or replace participants’ leaking water and leaking or clogged wastewater service lines up to an annual limit.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $2.4 million, or 10.7%, to $25.4 million for the nine months ended September 30, 2008, compared to $23.0 million for the same period in 2007.  The components of the increase in operating expenses included an increase in utility operating expenses of $1,656,000 and an increase in property taxes of $250,000.  Non-utility operating expenses increased $549,000 in the first nine months of 2008, or 45.1%, compared to the same period last year.

The increase in utility operating expense of $1,656,000 for the nine months ended September 30, 2008, or 8.4%, over the same period in 2007, is comprised of increases in payroll and employee benefits costs, purchased water, and purchased power expense.

Payroll and employee benefit expense increased $789,000, or 8.0%, compared to the same period in 2007, primarily due to increases in employee count, employee wages from merit increases, and increased employee benefit premium expense.

Purchased water expense increased $448,000, or 23.5%, compared to the same period in 2007, primarily due to the timing of purchases under minimum contracts from Chester Water Authority and an increase in Chester Water Authority’s rates of 7.8% effective in July 2008.

Purchased power expense increased $186,000, or 10.7%, compared to the same period in 2007 due to an 8.47% rate increase in May 2008 under the new two-year electric supply contract and increased usage.

Non-utility expense increased approximately $549,000, or 45.1%, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, as a result of increased contract projects as compared to the same period in 2007.

Property and other taxes increased by $250,000, or 11.7%, compared to the same period in 2007, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and increases in the number of plants owned by Artesian.  Property taxes are assessed on land, buildings and certain utility plant, which includes the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 60.8% for the nine months ended September 30, 2008, compared to 58.1% for the nine months ended September 30, 2007.

Depreciation and amortization expense increased $220,000, or 5.7%, over the nine months ended September 30, 2008 as compared to the same period in 2007, due to continuing investment in utility plant in service providing supply, treatment, storage and distribution of water.

Other Income, Net

Our Allowance for Funds Used During Construction, or AFUDC, increased $402,000, or 188.7%, compared to the same period in 2007, as a result of increased long-term construction activity subject to AFUDC for the nine months ended September 30, 2008, compared to the same period in 2007.

Interest Charges

Interest charges decreased $46,000, or 1.0%, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, primarily due to less short-term debt interest as a result of lower borrowing on our lines of credit coupled with lower average borrowing costs in 2008 compared to 2007.

Net Income

Our net income decreased $69,000, or 1.3%, for the nine months ended September 30, 2008, compared to the same period a year ago.  The decrease in net income for the nine months was primarily the result of lower operating income margins from both our water and wastewater utility business which experienced a decline in demand offsetting the rate increases as described above.  Increased payroll, purchased water, and purchased power costs added to the decrease in net income.  Offsetting this unfavorable variance for the nine months ended September 30, 2008 were higher operating income margins from our non-utility business due to increased wastewater and water SLP Plan revenue, higher other income from increased construction interest income (AFUDC), and lower short-term interest charges for the nine months compared to the same period a year ago.  Basic earnings per share decreased to $0.70 for the year ended September 30, 2008 compared to $0.78 for the same period in 2007.  Diluted earnings per share were $0.69 and $0.77 for the year ended September 30, 2008 and 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the nine months ended September 30, 2008 were $14.8 million provided by cash flow from operating activities, $2.0 million in net contributions and advances from developers and $26.0 million in net borrowings on our lines of credit. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to assure our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

The Company’s lines of credit have increased by $26 million primarily as a result of investments made in utility plant detailed below and the $6.6 million investment made in non-utility property associated with a new regional wastewater facility in Sussex County, Delaware.  In addition, increases in accounts payable of $1.7 million and increases in accrued expenses of $1.8 million are also associated with the Company’s investment in utility plant.

We invested $41.7 million in capital expenditures during the first nine months of 2008, which includes $2.0 million of net advances and contribution in aid of construction, compared to $18.6 million invested during the same period in 2007.  The primary focus of Artesian Water’s investment was to continue to provide high quality reliable service to our growing service territory.  We have invested $6.2 million through the nine months ended September 30, 2008, for the construction of new treatment facilities, to enhance or improve existing treatment facilities, and for the rehabilitation of pumping equipment to better serve our customers.  In addition, we are continuing our regional approach to building infrastructure through connecting existing supply infrastructure to new developments and at the same time providing redundancy to existing developments by connecting them to the regional system.  These efforts resulted in an investment of $11.3 million in the first nine months of 2008.  Artesian invested $12.3 million in general plant in the first nine months of 2008.  This included $9.9 million towards the construction of a new office building addition to our corporate headquarters in New Castle County.  Another $6.6 million was invested into NSRWRC for the land and construction in progress of the regional wastewater treatment facility.  In addition, on August 1, 2008 Artesian Water Maryland invested $4.8 million for the acquisition of Mountain Hill.

At September 30, 2008, Artesian Water and Artesian Water Maryland had two shared lines of credit of $20 million each to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of September 30, 2008, we had $25.3 million of available funds under these lines.  The interest rate for borrowings under one of these lines is the London Interbank Offering Rate, or “LIBOR,” plus 0.75% or, at our discretion, the bank’s federal funds rate plus 1.00%.  The interest rate for borrowings under the other line of credit is the LIBOR plus 1.00% or, at our discretion, the bank’s federal funds rate plus 1.00%.  Each bank reviews all of their facilities annually for renewal.

At September 30, 2008, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $10.0 million, respectively, to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of September 30, 2008, Artesian Wastewater had $4.4 million of available funds while Artesian Utility had not borrowed funds under its line of credit. The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%.  The bank reviews its facilities annually for renewal.

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC.  Under the terms of the agreement, Artesian Utility acts as the guarantor of NSRWRC’s $10 million construction loan secured by land.  As of September 30, 2008 NSRWRC had $3.4 million of available funds under the construction loan.  The interest rate on the guarantee is variable based on LIBOR Advantage Rate plus 225 basis points.  In the event of a default by NSRWRC, Artesian Resources shall pay the bank the amount due of the obligations or, on demand of the bank, immediately deposit all amounts due under the obligation.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit (in thousands)	$26,858	$	-----	$	-----	$	-----

We expect to fund our activities for the next twelve months using our available cash balances and bank credit lines, plus projected cash generated from operations and the capital markets.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First Mortgage Bonds (Principal and Interest)	$5,553	$11,088	$11,097	$155,486	$183,224
State revolving fund loans	79	1,180	1,180	6,068	8,507
Note Payable (Principal and Interest)	691	1,298	608	---	2,597
Operating leases	62	252	90	1,852	2,256
Unconditional purchase obligations	769	6,101	6,109	27,462	40,441
Tank painting contractual obligation	374	624	---	---	998
Total contractual cash obligations	$7,528	$20,543	$19,084	$190,868	$238,023

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

On October 29, 2008, Artesian Water and CoBank, ACB, or CoBank, entered into an agreement regarding the setting of a fixed rate for a new $15 million First Mortgage Bond, or Bond. This Bond will be incurred at a future date, which is expected to be on or before December 1, 2008. The fixed rate is 6.73% per annum. The fixed rate period will be from the settlement date to March 1, 2016, the maturity date. This Bond will be used primarily towards the new office building addition to our corporate headquarters in New Castle County, DE.

Off-Balance Sheet Arrangements

In connection with the purchase of the treatment facility site, as of June 30, 2008, Artesian Utility agreed to commit $3.0 million, payable over 10 years, to NSRWRC.  The net present value of this obligation as of September 30, 2008 is approximately $2.2 million.

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

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2007 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007 and also in the notes to our consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first nine months of 2008 that had a material impact on our financial condition, liquidity or results of operations.

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

At September 30, 2008, Artesian Water had lines of credit of $20.0 million each with two separate financial institutions totaling $40.0 million to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of September 30, 2008, we had $25.3 million of available funds under these lines.  The interest rate for borrowings under one of these lines is the LIBOR, plus 0.75% or, at our discretion, the bank’s federal funds rate plus 1.00%.  The interest rate for borrowings under the other line of credit is the LIBOR plus 1.00% or, at our discretion, the bank’s federal funds rate plus 1.00%.  Each bank reviews all of their facilities annually for renewal.

At September 30, 2008, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $10.0 million, respectively, to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of September 30, 2008, Artesian Wastewater had $4.4 million of available funds while Artesian Utility had not borrowed funds under its line of credit. The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%. The bank reviews its facilities annually for renewal.  Consequently, our interest expense for short-term debt could be materially affected should interest rates change materially and we have material balances outstanding on our lines of credit.

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC.  Under the terms of the agreement, Artesian Resources acts as the guarantor of the $10 million construction loan secured by land.  As of September 30, 2008 NSRWRC had $3.4 million of available funds.  The interest rate on the guarantee is variable based on LIBOR Advantage Rate plus 225 basis points.  In the event of default by NSRWRC, Artesian Resources shall pay the bank the amount due of the obligations or on demand of the bank immediately deposit all amounts due under the obligation.

On August 1, 2008, Artesian Water Maryland executed a promissory note in the amount of approximately $2.3 million, or the Note, that bears interest at a variable interest rate based upon the London Interbank Offering Rate plus 150 basis points.  The Note is payable in four equal installments, commencing on the first anniversary of the closing date.  The Note is secured by a first lien security interest in all of Mountain Hill’s assets and is guaranteed by Artesian Resources.

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

On May 8, 2008, BDO Seidman, LLP, our independent registered public accounting firm, advised our Audit Committee that they had identified a material weakness in internal control over financial reporting relating to the recordation of contributed plant assets and related contributions in aid of construction (CIAC) in the proper accounting periods.  A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The Company has made improvements to its internal controls including preventive and detective measures related to the material weakness described above.

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

ITEM 6 -EXHIBITS

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).*

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: November 7, 2008	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: November 7, 2008	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended. *

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).*

*   Filed herewith