Form 10-K
period 2008-12-31
ARTESIAN RESOURCES CORP
filed 2009-03-12
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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

The aggregate market value of the Class A Non-Voting Common Stock and Class B Common Stock held by non-affiliates of the registrant at June 30, 2008 was $115,025,000 and $11,300,000, respectively.  The aggregate market value of Class A Non-Voting Common Stock was computed by reference to the closing price of such class as reported on the Nasdaq National Market on June 30, 2008.  The aggregate market value of Class B Common Stock was computed by reference to the last reported trade of such class as reported on the OTC Bulletin Board as of June 30, 2008, which trade date was April 2, 2008.

As of March 6, 2009, 6,531,736 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

PART I

Item 1. Business

General Information

Our principal subsidiary, Artesian Water Company, Inc., is the oldest and largest investor-owned public water utility on the Delmarva Peninsula, and has been providing superior water service since 1905.  We distribute and sell water, including water for public and private fire protection, to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware within our 263 square mile franchise area, which has doubled in the past 10 years.  In addition, we design and build water and wastewater infrastructure and provide contract water and wastewater services.  Our common stock is listed on NASDAQ Global Market and trades under the symbol "ARTNA."

Artesian Resources Corporation, or “Artesian Resources” operates as the parent holding company of Artesian Water Company, Inc., or “Artesian Water,” Artesian Water Pennsylvania, Inc., or “Artesian Water Pennsylvania,” Artesian Water Maryland, Inc., or “Artesian Water Maryland,” Artesian Wastewater Management, Inc., or “Artesian Wastewater,” Artesian Wastewater Maryland, Inc., or “Artesian Wastewater Maryland,” each a regulated public utility, and three non-regulated subsidiaries; Artesian Utility Development, Inc., or “Artesian Utility,” Artesian Development Corporation, or “Artesian Development,” and Artesian Consulting Engineers, Inc., or “Artesian Consulting,” doing business as Meridian Architects and Engineers.  The terms "we," "our" and the "Company" as used herein refer to Artesian Resources and its subsidiaries.  The business activity conducted by each of our subsidiaries is discussed below under separate headings.

Our Market

Our current market area is the Delmarva Peninsula.  Our largest service area is primarily in the State of Delaware, which had a population of approximately 873,000 at July 1, 2008.  According to the US Census Bureau, Delaware's population increased an estimated 11.4% from 2000 to 2008, as compared to the nationwide growth rate of approximately 8.0%.  Substantial portions of Delaware, particularly outside of New Castle County, are not served by a public water or wastewater system and represent potential opportunities for Artesian Water and Artesian Wastewater to obtain new exclusive franchised service areas.  We continue to focus resources on developing and serving existing service territories and obtaining new territories throughout the State.

In addition, we have expanded the provision of our services into Maryland.  Cecil County, Maryland, or Cecil County, has designated the Interstate 95 corridor as a preferred growth area for business and residential expansion.  Recently, the federal Base Re-Alignment and Closure Commission announced the relocation of approximately 14,000 jobs to nearby Aberdeen, Maryland by 2011.  The Wilmington Metropolitan Area Planning Commission projects Cecil County will grow 86% between 2000 and 2030 and the Maryland Department of Planning projects that Cecil County will experience the highest rate of household growth through 2025 of any jurisdiction in the state.  We have entered into interconnection agreements for the sale of water with the towns of Elkton and Chesapeake City, Maryland.  Construction of the transmission main to Elkton is complete and we anticipate supplying water to the town in the second quarter of 2009.  Additional approvals are necessary to construct the transmission line to Chesapeake City.  We have also signed agreements with Cecil County to purchase specific water and wastewater facilities, which are discussed below.  The existing water and wastewater systems in the agreements serve approximately 3,400 customers.  Closing on the agreements is expected to occur on or before June 30, 2009.

In 2008, we added approximately 38 square miles of franchised water service area and approximately 2 square miles of franchised wastewater service area.

Artesian Water

Artesian Water, our principal subsidiary, is the oldest and largest public water utility in the State of Delaware and has been providing water service within the state since 1905.  Artesian Water distributes and sells water to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware.  As of December 31, 2008, we had approximately 75,800 metered customers and served a population of approximately 250,000 (including contract services), representing approximately 29% of Delaware's total population.  We also provide water for public and private fire protection to customers in our service territories.  Our gross water sales revenue for 2008 was approximately $50.1 million, which was 89.2% of total operating revenues for the consolidated group.  Our water customer base is diversified among residential, commercial, industrial, sale for re-sale and bulk sales customers.  Residential customers account for 94% of our customer base, 5% are commercial entities, and the remaining 1% are industrial and other.  Whereas, residential customers account for 55% of our total revenue, 22% is from commercial entities and the remaining 23% is from industrial and other customers.

Artesian Water Maryland

Artesian Water Maryland began operations in August 2007 following the acquisition of Carpenters Point Water Company.  It serves a 141 home community in Cecil County, near the Interstate 95 growth corridor between Philadelphia and Baltimore and has sufficient groundwater supply and elevated water storage to serve additional customers in the undeveloped portions of its franchise and surrounding area.

In order for Artesian Water Maryland to expand its franchise area, we must first obtain approval from the county in Maryland in which we intend to expand.  We also need to seek approval from the Maryland Public Service Commission, or MDPSC.  In addition, we are required to provide to the MDPSC any plans, permits, maps and proof of ownership of easements for our facilities.

On August 1, 2008, Artesian Water Maryland completed its acquisition of all the outstanding membership interests of Mountain Hill Water Company, LLC, or Mountain Hill, from its sole member, Sunrise Holdings, L.P., or Sunrise, for a purchase price of approximately $7.1 million, of which $4.8 million was paid in cash and $2.3 million was paid through the granting of a note to Sunrise, payable in four equal annual installments.  The acquisition included a 0.3 million gallon per day, or “mgd,” water treatment facility, four wells with a capacity of up to 500,000 gallons per day, a 500,000 gallon elevated storage tank and approximately eight miles of main, all situated within the core of Cecil County’s designated growth corridor.  The acquisition provides Artesian Water Maryland the right to serve the entire 8,000 acres owned by Sunrise or its associates.  Mountain Hill serves three commercial accounts in the Principio Business Park, located within Cecil County’s designated growth corridor.  Mountain Hill will also provide water service to future customers in the Principio Business Park and will provide water service to the proposed 660 home residential development of Charlestown Crossing as well as the surrounding area.  Expanded water service is expected for the 172 residents of Whitaker Woods, a development located in the Mountain Hill service area.  This expanded franchise area was approved by the MDPSC in the Mountain Hill acquisition.

On October 7, 2008, Artesian Water Maryland signed an agreement, or the Water Asset Purchase Agreement, to purchase from Cecil County all of Cecil County’s rights, title and interest in and to the Meadowview, Pine Hills, Harbourview and the Route 7 water facilities and the associated parcels of real property, easement rights and water transmission and distribution systems.  Pursuant to the Water Asset Purchase Agreement, Artesian Water Maryland will pay to Cecil County a price equal to the net asset value of the purchased assets, which was approximately $2.2 million as of June 30, 2008, and assume certain liabilities at closing.  This sum may be paid by Artesian Water Maryland to Cecil County in cash at closing or, upon mutual agreement, by a note payable to Cecil County.  Closing on this transaction is expected to occur on or before June 30, 2009, subject to the satisfaction of customary closing conditions, including, among other matters, the completion of Artesian Resources’ due diligence and the approval of the MDPSC.  Under the Water Asset Purchase Agreement, either party may terminate such agreement, subject to certain exceptions, in the event of uncured breach by the other party, or if the closing has not occurred by December 31, 2009.

Artesian Water Pennsylvania

Artesian Water Pennsylvania began operations upon receiving recognition as a regulated public water utility by the Pennsylvania Public Utility Commission, or PAPUC, in 2002.  It provides water service to a residential community consisting of 38 customers in Chester County.  Artesian Water Pennsylvania filed an application with the PAPUC to increase our service area in Pennsylvania, which was approved and a related order was entered on February 4, 2005.  This application involved specific developments, in which we expect modest future growth.  Home construction in these developments has not progressed yet pending resolution of developer related township approvals.

Artesian Wastewater

Artesian Wastewater owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company.  Artesian Wastewater currently owns and operates five wastewater treatment facilities, which are capable of treating approximately 750,000 gallons per day and can be expanded to treat approximately 1.6 mgd.  Artesian Wastewater has been granted an exclusive franchise for each of its existing wastewater systems by the Delaware Public Service Commission, or DEPSC.  In Delaware, a Certificate of Public Convenience and Necessity, or “CPCN”, grants a wastewater company the exclusive right to serve all existing and new customers within a designated area.  The DEPSC has the authority to regulate non-governmental wastewater utilities having fifty or more customers in the aggregate and such authority includes granting and revoking CPCN’s, setting rates charged for wastewater service, approval of the issuance of securities and other matters.

According to DEPSC rules, regulations and procedures, CPCNs are not transferable, and a wastewater utility must obtain the approval of the DEPSC to abandon a service territory once granted.  Once a CPCN is granted to a wastewater utility, it may not be suspended or terminated unless the DEPSC determines in accordance with its rules and regulations that good cause exists for any such suspension or termination.  Although Artesian Wastewater has been granted an exclusive franchise for each of its existing wastewater systems, its ability to expand service areas can be affected by the DEPSC awarding franchises to other regulated wastewater utilities with whom we compete for such franchises.

Artesian Wastewater received recognition as a regulated public wastewater utility by the DEPSC on March 8, 2005, and began providing service to a planned 725 home residential community in Sussex County, Delaware, or Sussex County, in July 2005.  Artesian is now providing wastewater service to eight communities in Sussex County.  As of December 31, 2008, Artesian Wastewater provided wastewater services to 632 residential customers.

Artesian Resources has completed the preliminary engineering and design work on a regional wastewater treatment and disposal facility that will provide service for up to 40,000 homes in the northern Sussex County area.  This facility is strategically situated to provide service to the growing population in the Georgetown, Ellendale and Milton area, as well as to neighboring municipal systems.  This facility was granted conditional use approval by Sussex County Council to serve the Elizabethtown subdivision of approximately 4,000 homes and 439,000 square feet of proposed commercial space, as well as seven additional projects comprising approximately 3,000 residential units.  The facility will also be capable of offering wastewater services to local municipalities.  Artesian Utility signed an agreement on June 30, 2008 with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC, for the design, construction and operation of this facility.  Once constructed it will be operated by Artesian Wastewater.

In July 2008, Artesian Wastewater and the Town of Georgetown, or Georgetown, finalized a wastewater service agreement establishing a long term arrangement that will meet the future wastewater treatment and disposal needs in Georgetown’s growth and annexation areas.  Artesian Wastewater will provide up to 1 million gallons per day of wastewater capacity for the town within the next 10 years.

Artesian Wastewater Maryland

Artesian Wastewater Maryland was incorporated on June 3, 2008 to provide regulated wastewater services in the state of Maryland.  On October 7, 2008, Artesian Wastewater Maryland signed an agreement, or the Meadowview Wastewater Asset Purchase Agreement, to purchase from Cecil County the wastewater facilities known as the Meadowview Wastewater Facility and the Highlands Wastewater Facility and the associated parcels of real property, easement rights and wastewater collection systems with respect to each facility.  Pursuant to the Meadowview Wastewater Asset Purchase Agreement, Artesian Wastewater Maryland will pay to Cecil County a price equal to the net asset value of the purchased assets, which was approximately $7.8 million as of June 30, 2008, and assume certain liabilities at closing.  The majority of the purchase price shall be paid by Artesian Wastewater Maryland’s assumption of the principal amount due by Cecil County with respect to a tax-exempt Cecil County Sanitary District Bond, Series 2004B, or the Bond, as payable under the loan agreement dated October 12, 2004 by and between Maryland Water Quality Financing Administration and Cecil County, or the Bond Indebtedness.  The debt associated with the Bond was approximately $7.2 million.  Artesian Wastewater Maryland will pay down the Bond at such times and in such amounts as Cecil County is required to pay the same in accordance with the terms of the Bond.  In the event that the net asset value of the purchased assets as of the closing exceeds the Bond Indebtedness to be paid by Artesian Wastewater Maryland, then the positive difference (if any) shall be paid by Artesian Wastewater Maryland to Cecil County in cash at closing or, upon mutual agreement, by a note payable to Cecil County.

On October 7, 2008, Artesian Wastewater Maryland signed an agreement, or the Cherry Hill Wastewater Asset Purchase Agreement, to purchase from Cecil County the wastewater facilities known as the Cherry Hill Wastewater Facility and the Harbourview Wastewater Facility and the associated parcels of real property, easement rights and wastewater collection systems with respect to each facility.  Pursuant to the Cherry Hill Wastewater Asset Purchase Agreement, Artesian Wastewater Maryland will pay to Cecil County a sum equal to the net asset value of the purchased assets, which was approximately $3.8 million as of June 30, 2008, and assume certain liabilities at closing, and Cecil County shall immediately upon receipt of such payment, pay to its creditors an amount sufficient to pay all indebtedness of Cecil County in respect of the Cherry Hill and Harbourview Wastewater facilities, or the Indebtedness.  If the amount of the purchase price under the Cherry Hill Wastewater Asset Purchase Agreement shall be less than the Indebtedness, Cecil County shall pay out of its own funds any amount sufficient to pay and discharge in full the Indebtedness in excess of the purchase price; alternatively, if the purchase price exceeds the amount necessary for Cecil County to pay the Indebtedness, the portion of the purchase price that represents such excess may not be required to be paid by Artesian Wastewater Maryland at the closing, but may be financed through a note payable to Cecil County.

Closings on the transactions above are expected to occur on or before June 30, 2009, subject to the satisfaction of customary closing conditions, including, among other matters, the completion of Artesian Resources’ due diligence and the approval of the MDPSC.  Under each of the Asset Purchase Agreements, either party may terminate such agreement, subject to certain exceptions, in the event of uncured breach by the other party, or if the closing has not occurred by December 31, 2009.  The existing water and wastewater systems subject to the Asset Purchase Agreements serve approximately 3,400 customers.

Artesian Utility

Artesian Utility, one of our non-regulated subsidiaries, was formed in 1996.  It designs and builds water and wastewater infrastructure and provides contract water and wastewater services on the Delmarva Peninsula.  Artesian Utility also evaluates land parcels, provides recommendations to developers on the size of a water or wastewater facility and the type of technology that should be utilized for treatment at said facilities, and operates 26 water and wastewater facilities in Delaware, Maryland and Pennsylvania for others.  Artesian Utility also has several contracts with developers for design and construction of wastewater facilities within the Delmarva Peninsula, utilizing a number of different technologies for treatment of wastewater at each facility.

We currently operate a 2.5 million gallon per day wastewater facility for the town of Middletown, in Southern New Castle County, or Middletown, under a 20-year contract that expires on February 1, 2021.  Artesian Utility also operates an approximately 250,000 gallon per day wastewater facility in Middletown.  In addition, we operate an additional wastewater facility in Middletown in order to support the 2.5 million gallon per day wastewater facility described above.

We currently provide contract water and wastewater operation services to private, municipal and governmental institutions in the southeastern part of Pennsylvania as a result of our acquisition of TMH Environmental Services, Inc., or TMH, in May 2007.

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC, for the design, construction and operation of the Northern Sussex Regional Water Recycling Complex, a wastewater treatment facility to be located in Sussex County, Delaware, or the Facility.  NSRWRC was created for the purpose of developing the treatment facility site, which once constructed, will be operated by Artesian Wastewater.  Under the terms of the agreement, Artesian Resources acts as the guarantor of a $10 million construction loan.  The loan, from a financial institution to NSRWRC, is secured by the 75 acre parcel of land, upon which the Facility will be constructed, which was purchased by NSRWRC on July 1, 2008 for approximately $5 million.  The interest rate on the construction loan is variable based on LIBOR Advantage Rate plus 225 basis points.  In the event of default by NSRWRC, Artesian Resources shall pay NSRWRC's obligations due to the financial institution, or, on demand of the financial institution, immediately deposit all amounts due under the obligation.  As of December 31, 2008, approximately $6.7 million has been drawn on the loan by NSRWRC, which is included in the Lines of Credit on our Consolidated Balance Sheet.  For reimbursement of NSRWRC’s cost to acquire the Facility Site, Artesian Utility has agreed to provide NSRWRC with ten annual $300,000 payments.  In addition to the annual payments, Artesian Utility will provide certain monthly payments to NSRWRC consisting of a portion of fees received from new customers once the Facility is successfully constructed and operating.

Artesian Development

Artesian Development owns an approximately six-acre parcel of land zoned for office buildings located immediately adjacent to our corporate headquarters and 2 nine-acre parcels of land located in Sussex County.

On October 8, 2007, Artesian Development purchased approximately eighteen acres of land located on Route 9, west of the city of Lewes in Sussex County, Delaware.  Artesian Development received a conditional use for this land from Sussex County to construct an office facility, as we continue to expand our operations in southern Delaware.  This conditional use also includes allowing for the construction of water treatment and wastewater facilities and elevated storage on the site to provide service to the area between Lewes and Georgetown, Delaware.  Once permits and approvals to construct the facilities are received, appropriate agreements with the utility affiliates of Artesian Development for its use will be developed.  In January 2008 we received the approved Soils Investigation Report and in July 2008 we received the approved Preliminary Groundwater Impact Assessment and Groundwater Mounding Analysis from the Delaware Department of Natural Resources and Environmental Control, or “DNREC.”  We are in the process of completing designs for submittal to DNREC, along with supplying additional information to increase the number of units approved to be served at the site from 400 units to approximately 1,600 units.  We have current requests for service from three local developments.  We should complete the permitting process by the second quarter of 2009.

Artesian Consulting

Artesian Consulting provides engineering services to developers for residential and commercial development.  Artesian Resources has routinely employed engineering firms to design infrastructure for water and wastewater systems.  On June 6, 2008, Artesian Consulting acquired all the assets of Meridian Architects and Engineers, or Meridian, for a purchase price of $130,000.  The acquisition includes the assignment of certain current contract agreements to provide engineering services to developers and includes services to be provided to Artesian Water.  Meridian’s thirteen employees, which include one architect, three licensed professional engineers, two licensed surveyors and three computer-aided design professionals, have been offered and accepted continued employment with Artesian Consulting.

Meridian is a leading provider of engineering services in Delaware, particularly in Sussex County.  This acquisition provides Artesian Resources with enhanced design and engineering capabilities that we believe will significantly decrease our reliance on outside engineering firms for similar services.  In addition, we believe that Meridian’s ability to offer engineering services to design on-site water and wastewater systems for developers, as well as offsite wastewater collection systems in Sussex County, will provide additional revenues that are not weather sensitive, thus making the acquisition immediately accretive to Artesian Resources’ earnings.  During 2008, Artesian Consulting contributed $332,000 to our total revenue.

Additional General Information

Seasonality

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

Competition

Our business in our franchised service areas are substantially free from direct competition with other public utilities, municipalities and other entities.  However, our ability to provide additional water and wastewater services is subject to competition from other public utilities, municipalities and other entities. Even though our regulated utilities have been granted an exclusive franchise for each of our existing community water and wastewater systems, our ability to expand service areas can be affected by the DEPSC, the MDPSC or the PAPUC, awarding franchises to other regulated water or wastewater utilities with whom we compete for such franchises.

Regulation

A Certificate of Public Convenience and Necessity, or “CPCN,” grants a water or wastewater company the exclusive right to serve all existing and new customers within a designated area.  The applicable state Public Service Commission has the authority to issue and revoke these CPCNs.  In this Form 10-K, we may refer to CPCNs as "franchises" or "service territories."

For a water company, the applicable state Public Service Commission grants a CPCN under circumstances where there has been a determination that the water in the proposed service area does not meet the regulations governing drinking water standards of the State Division of Public Health for human consumption, where the supply is insufficient to meet the projected demand, or where the applicant is in possession of one of the following:

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

CPCNs are not transferable.  Once a CPCN is granted to a water utility, it may not be suspended or terminated unless the applicable state Public Service Commission determines in accordance with its rules and regulations that good cause exists for any such suspension or termination.  In addition, a water utility that has a CPCN must obtain the approval of the applicable state Public Service Commission to abandon a service territory.

For a wastewater company, the applicable state Public Service Commission has jurisdiction over non-governmental wastewater utilities having fifty or more customers in the aggregate.  Wastewater regulations imposed by the DEPSC and MDPSC include, rates charged for wastewater service, issuance of securities and other matters.  CPCNs are not transferable, and a wastewater utility must obtain the approval of the DEPSC or MDPSC to abandon a service territory once granted.  Once a CPCN is granted to a wastewater utility, it may not be suspended or terminated unless the DEPSC or MDPSC determines in accordance with its rules and regulations that good cause exists for any such suspension or termination.  Although Artesian Wastewater has been granted an exclusive franchise for each of its existing wastewater systems, its ability to expand service areas, along with that of Artesian Wastewater Maryland, can be affected by the DEPSC or MDPSC awarding franchises to other regulated wastewater utilities with whom we compete for such franchises.

We hold CPCNs for approximately 263 square miles of exclusive water service territory and approximately 17 square miles of wastewater service territory, most of which is in Delaware and some in Maryland.  Our largest connected regional water system, consisting of approximately 98.6 square miles and 67,000 customers, is located in northern Delaware.  A significant portion of our exclusive service territory in Delaware remains undeveloped, and if and when development occurs and there is population growth in these areas, along with the anticipated population growth in Maryland, we will increase our customer base by providing water service to the newly developed areas and new customers.

Artesian Water and Artesian Wastewater, as  public utilities, are regulated by the DEPSC with respect to rates and charges for service, the sale and issuance of securities, mergers and other matters.  We periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business.  The timing of our rate increase requests are therefore dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase.  We can provide no assurances that rate increase requests will be approved by applicable regulatory agencies; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.

Our water and wastewater utilities in Maryland are subject to regulation by the MDPSC.  If we are seeking new franchise areas, we must first seek approval from the county government and this franchise area must be included in that county’s master water and sewer plan.  The authority to exercise these franchise areas must then be obtained from the MDPSC.  In Maryland, if utilities want to construct a new plant, approvals must be obtained from the Maryland Department of the Environment, the county government and the MDPSC.  Also, soil and erosion plans must be approved and easement agreements with affected parties must be obtained.  The MDPSC also approves rates and charges for service, acquisitions, mergers, issuance of securities and other matters.

We currently derive our water service revenues from water distribution, upon which base rates are applied.  In May 2006, Artesian Water filed a petition with the DEPSC to implement new rates to meet a requested increase in revenue of 23%, or approximately $9.9 million, on an annualized basis.  This request was primarily due to the Company’s significant investment in infrastructure, as well as an approximately 92% increase in purchased power expense due to the expiration of price caps imposed in 1999 when deregulation of the electric industry in Delaware was adopted.  As permitted by law, in July 2006 we placed into effect temporary rates designed to generate an increase in annual operating revenue of approximately 5.9%, or $2.5 million on an annual basis, until new rates were approved by the DEPSC.

On December 19, 2006, the DEPSC approved a Settlement Agreement in this case.  The increase in annual revenue requirement under the Settlement Agreement of $6 million would be generated in two steps.  The first step was placed in effect on January 1, 2007 to generate approximately $4.8 million in annual revenue.  The second step was placed in effect July 24, 2007.  The second step rates were designed to recover approximately $1.2 million of annual revenue which reflected the issuance of additional equity issued by Artesian Resources and invested in Artesian Water in June and July of 2007 of approximately $20 million.

On April 22, 2008, Artesian Water filed a petition with the DEPSC to implement new rates to meet a requested increase in revenue of 28.8%, or approximately $14.2 million, on an annualized basis. On July, 11, 2008, pursuant to the DEPSC’s minimum filing requirements, Artesian filed a supplemental filing with the DEPSC to update financial schedules for actual experience through March 31, 2008 and to reflect additional changes affecting the requested increase.  The overall result was a reduction to the requested increase in revenue of 1.5%, to 27.3% or approximately $13.5 million, on an annualized basis.

As permitted by law, on June 21, 2008, we placed temporary rates into effect, designed to generate an increase in annual operating revenue of approximately 5.0%, or $2.5 million on an annualized basis, until new rates are approved by the DEPSC.  Also pursuant to law, on December 17, 2008, we placed temporary rates into effect, designed to generate an additional increase in annual operating revenue of approximately 10% or $5.0 million on an annualized basis, given that the rate case had not been concluded in a seven month period.  Evidentiary hearings were held on December 8-9, 2008 and a final Commission decision is anticipated in the third quarter of 2009 in reference to the implementation of our requested rate increase.

In December 2008, the MDPSC approved an application for Artesian Water Maryland to construct a water system from the Delaware state line, interconnecting with the Artesian Water system, to the Town of Elkton, as the Town of Elkton desired an additional source of water supply.

We pump all of our water with electric power purchased from major electric utilities such as Delaware Electric Cooperative and Delmarva Power.  We also have diesel and propane powered generating equipment at most treatment and elevated storage facilities for the provision of basic water service during possible electrical outages.  Price caps instituted by electric restructuring legislation in Delaware in 1999 were lifted in 2005 for customers of the Delaware Electric Cooperative, and in 2006 for Delmarva Power’s customers, resulting in extreme price increases.  Although we were unable to escape the significant increase associated with the expiration of the price caps, we sought to mitigate future significant increases by signing a two-year supply contract, at a fixed price, with Pepco Holdings, Inc. in April of 2008.  This new pricing is included in our most recent request for rate relief filed with the DEPSC.

On March 20, 2007, the DEPSC entered Order No. 7142 which re-opened Regulation Docket No. 51.  By this Order, the Commission proposes to repeal rules implemented in 2001 and replace them with new "Regulations Governing Certificates of Public Convenience and Necessity."  The proposed rules address the content of how notifications are sent to landowners, the definitions for the “Proposed Service Area,” and the requirement of the applying utility to certify that it will actually provide water services to a new proposed service territory within three years.  If water service is not provided within the three year time frame, the proposed rule provides a mechanism for the Commission to determine whether the utility should be able to retain the new CPCN.  The DEPSC has indicated that in the March 2009 proceedings they intend to recommend that a utility provide water service to a new proposed service territory within five years.  These proposed rules have not been adopted and they may not be adopted or could be modified prior to adoption.  As of December 31, 2008, no final decision had been made by the DEPSC.

Environment

Our water and wastewater operations are subject to federal, state, and local requirements relating to environmental protection.  The United States Environmental Protection Agency, or the EPA, the Delaware Department of Natural Resources and Environmental Control, or DNREC, and the Delaware Division of Public Health or the DPH, regulate the water quality of our treatment and distribution systems in Delaware, as do the EPA and the Maryland Department of the Environment, or MDE, with respect to our operations in Maryland.  Chester Water Authority, which supplies water to Artesian Water through interconnections in northern New Castle County, is regulated by the Pennsylvania Department of Environmental Protection, as well as the EPA.  We believe that we are in material compliance with all current federal, state and local water quality standards, including regulations under the federal Safe Drinking Water Act.  However, if new water quality regulations are too costly, or if we fail to comply with such regulations, it could have a material adverse affect on our financial condition and results of operations.

We derive about 95% of our self-supplied groundwater from wells located in the Atlantic Coastal Plain.  The remaining 5% comes from wells in the Piedmont Province.  We use a variety of treatment methods, including aeration, pH adjustment, chlorination, fluoridation, arsenic removal, nitrate removal and iron removal, to meet federal, state and local water quality standards.  Additionally, a corrosion inhibitor is added to all of our self-supplied groundwater and most of the supply from interconnections.  We have 53 different water treatment facilities.  All water supplies that we purchase from neighboring utilities are potable.  Based on our experience, we believe that the costs of treating groundwater are significantly lower than those of treating surface water.

Our primary sources of water are our wells that pump groundwater from aquifers and other formations.  To supplement our groundwater supply, we purchase surface water through interconnections only in the northern service area of our New Castle County, Delaware system.  The purchased surface water is blended with our groundwater supply for distribution to our customers.  Nearly 85% of the overall 7.5 billion gallons of water we distributed in all of our Delaware systems during 2008 came from our groundwater wells, while the remaining 15% came from interconnections with other utilities and municipalities.  During 2008, our average rate of water pumped was approximately 17.9 million gallons per day, or mgd, from our groundwater wells and approximately 3.0 mgd was supplied from interconnections.  Our peak water supply capacity currently is approximately 59.0 mgd.  We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

Under Delaware state laws and regulations, we are required to file applications with DNREC, for water allocation permits for each of our operating wells pumping greater than 50,000 gallons per day.  We have 119 operating and 56 observation and monitoring wells in our systems.  At December 31, 2008, we had allocation permits for 82 wells, permit applications pending for 13 wells, and 24 wells that do not require a permit.  Our access to aquifers within our service territory is not exclusive.  Water allocation permits control the amount of water that can be drawn from water resources and are granted with specific restrictions on water level draw down limits, annual, monthly and daily pumpage limits, and well field allocation pumpage limits.  We are also subject to water allocation regulations that control the amount of water that we can draw from water sources.  As a result, if new or more restrictive water allocation regulations are imposed, they could have an adverse effect on our ability to supply the demands of our customers, and in turn, our water supply revenues and results of operations.  Our ability to supply the demands of our customers historically has not been affected by private usage of the aquifers by landowners or the limits imposed by the state of Delaware.  Because of the extensive regulatory requirements relating to the withdrawal of any significant amounts of water from the aquifers, we believe that third party usage of the aquifers within our service territory will not interfere with our ability to meet the present and future demands of our customers.  In 2003, Delaware passed legislation requiring all water utilities to certify by July 2006, and each three years thereafter, that they had sufficient sources of self-supply to serve their respective systems.  We filed our certification of self-sufficiency of supply with the DEPSC on March 8, 2005.  The review was completed on June 20, 2006, and the DEPSC concluded that we demonstrated that we had sufficient water supply to meet the demands of our customers through 2006.  As required by law, on June 30, 2006, we filed with the DEPSC a new certification of self-sufficiency for the period through 2009.  On July 24, 2007, after completion of their review the DEPSC accepted our certification of sufficient water supply through 2009.  As required, we will file a new certification of self-sufficiency with the DEPSC by June 30, 2009, for the period through 2012.

As required by the Safe Drinking Water Act, the EPA has established maximum contaminant levels for various substances found in drinking water to ensure that the water is safe for human consumption.  These limits are known as Maximum Contaminant Levels and Maximum Residual Disinfection Levels.  The EPA also regulates how often public water systems monitor their water for contaminants and report the monitoring results to the individual state agencies or the EPA.  Generally, the larger the population served by a water system, the more frequent the monitoring and reporting requirements.  The Safe Water Drinking Act applies to all 50 states.

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

The MDE ensures that water quality and quantity at all public water systems in Maryland meet the needs of the public and are in compliance with federal and state regulations.  The MDE also ensures that public drinking water systems provide safe and adequate water to all current and future users in Maryland, and that appropriate usage, planning, and conservation policies are implemented for Maryland’s water resources.  The MDE oversees the development of Source Water Assessments for water supplies, and issues water appropriation permits for public drinking water systems.  In order to appropriate water for municipal, commercial, industrial or other non-domestic uses, a Water Appropriation Permit must be obtained.  Issuance of the permit involves evaluating the needs of the user and the potential impact of the withdrawal on neighboring users and the water source in order to maximize beneficial use of the water of the State of Maryland.  Permits for large appropriations often involve conducting pump tests to measure adequacy of an aquifer and safe yield of a well, or reviewing stream flow records to determine the adequacy of a surface water source.  Regulations were finalized in 1999 that require all new community water systems to have sufficient technical, managerial and financial capacity to provide safe drinking water to their consumers prior to being issued a Construction Permit.  Also, in 2007, capacity management guidance was finalized.  Capacity limiting factors can include, source capacity, treatment capacity and appropriation permit quantity.  As of December 31, 2008, we have 5 wells that pump groundwater to 2 separate water treatment facilities located in Cecil County, Maryland.

Delaware enacted legislation in 1998 requiring water utilities to meet secondary water quality standards that include limitations on iron content, odor and other water quality-related issues that are not proven health risks but may be aesthetically objectionable for consumption.  We believe our current treatment systems and facilities meet these secondary standards.

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

The Clean Water Act has established the foundation for wastewater discharge control in the United States.  The Clean Water Act established a control program for ensuring that communities have clean water by regulating the release of contaminants into waterways.  Permits that limit the amounts of pollutants discharged are required of all wastewater dischargers under the National Pollutant Discharge Elimination System permit program.  The Clean Water Act also requires that wastewater treatment plant discharges meet a minimum of secondary treatment.  The secondary treatment process can remove up to 90% of the organic matter in wastewater.  Over 30% of the nation’s wastewater treatment facilities produce cleaner discharges by providing even greater levels of treatment.  We operate environmentally friendly wastewater systems that meet or exceed all requirements of federal, state and local standards.

Interconnections and Storage

Most of our New Castle County, Delaware water system is interconnected.  In the remainder of the State of Delaware, we have several satellite systems that have not yet been connected by transmission and distribution facilities.  We intend to join these systems into larger integrated regional systems through the construction of a transmission and distribution network as development continues and our expansion efforts provide us with contiguous exclusive service territories.

We have 19 interconnections with 2 neighboring water utilities and 5 municipalities that provide us with the ability to purchase or sell water.  An interconnection agreement with the Chester Water Authority has a "take or pay" clause requiring us to purchase 1.095 billion gallons annually.  During the fiscal year ended December 31, 2008, we used the minimum draw under this agreement.  The Chester Water Authority agreement, which expires December 31, 2021, provides for the right to extend the term of this agreement through and including December 31, 2047, at our option, subject to the approval of the Susquehanna River Basin Commission.  All of the interconnections provide Artesian Water the ability to sell water to neighboring water utilities or municipalities.

As of December 31, 2008, we were serving customers through approximately 1,112 miles of transmission and distribution mains.  Mains range in diameter from two inches to twenty-four inches, and most of the mains are made of ductile iron or cast iron.  We supply public fire protection service through approximately 5,226 hydrants installed throughout our service territories.

We have 29 storage tanks, most of which are elevated, providing total system storage of 42 million gallons.  We have developed and are using an Aquifer Storage and Recovery or “ASR” system in northern Delaware.  Our ASR system provides approximately 130 million gallons of storage capacity, which can be withdrawn at a rate of approximately 1 mgd.  At some locations, we rely on hydropneumatic tanks to maintain adequate system pressures.  Where possible, we combine our smaller satellite systems with systems having elevated storage facilities.  In Cecil County  we have 2 elevated storage tanks capable of storing approximately 0.6 million gallons.

Employees

The Company has no collective bargaining agreements with any of its employees, and its work force is not union organized or union represented.  As of December 31, 2008, we employed 238 full-time and 7 part-time employees.  Of these employees, 14 were officers and managers; 143 were employed as operations personnel, including engineers, technicians, draftsman, maintenance and repair persons, meter readers and utility personnel; and 64 were employed in the accounting, budgeting, information systems, human resources, customer relations, public relations and conservation departments.  The remaining 11 employees were administrative personnel.  In addition, we hired 13 employees that accepted continued employment with the Company after the Meridian Architects and Engineers acquisition in June 2008, which includes one architect, three licensed professional engineers, two licensed surveyors and three computer-aided design professionals.  We believe that our employee relations are good.

Available Information

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

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Exchange Act electronically with the Securities and Exchange Commission, SEC.  The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

We are exposed to a variety of risks and uncertainties.  Most are general risks and uncertainties applicable to all water utility companies.  Our financial position and results of operations may be affected by factors that are either not currently known to us or which we currently consider immaterial to our business.  We describe below some of the specific known risk factors that could negatively affect our business, financial condition or results of operations.  If one or more of these or other risks or uncertainties materialize, actual results may vary materially from our projections.  All forward-looking statements made by us in this Annual Report to the Securities and Exchange Commission on Form 10-K, in our Annual Report to Shareholders and in our subsequently filed quarterly and current reports to the Securities and Exchange Commission, as well as in our press releases and other public communications, are qualified by the risks described below.

Our operating revenue is primarily from water sales.  The rates that we charge our customers are subject to the regulations of the Public Service Commissions in the states in which we operate.  Additionally, our business requires significant capital expenditures on an annual basis and these expenditures are made for additions and replacement of property.  If a Public Service Commission disapproves or is unable to timely approve our requests for rate increase or approves rate increases that are inadequate to cover our investments or increased costs, our profitability may suffer.

We file rate increase requests, from time to time, to recover our investments in utility plant and expenses.  Once a rate increase petition is filed with the Public Service Commission, the ensuing administrative and hearing process may be lengthy and costly.  We can provide no assurances that any future rate increase request will be approved by the DEPSC, MDPSC or PAPUC, and if approved, we cannot guarantee that these rate increases will be granted in a timely manner and/or will be sufficient in amount to cover the investments and expenses for which we initially sought the rate increase.

Our business is subject to seasonal fluctuations, which could affect demand for our water service and our revenues.

Demand for water during warmer months is generally greater than during cooler months primarily due to additional customer requirements in irrigation systems, swimming pools, cooling systems and other outside water use.  In the event that temperatures during typically warmer months are cooler than normal, or if there is more rainfall than normal, the demand for our water may decrease and adversely affect our revenues.

Drought conditions and government imposed water use restrictions may impact our ability to serve our current and future customers, and may impact our customers’ use of our water, which may adversely affect our financial condition and results of operations.

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

We face competition from other water and wastewater utilities for the acquisition of new exclusive service territories.

Water and wastewater utilities competitively pursue the right to exclusively serve territories in Delaware and Maryland by entering into agreements with landowners, developers or municipalities and, under current law, then applying to the DEPSC or the MDPSC for a CPCN, which grants a water or wastewater utility the exclusive right to serve all existing and new customers of a water or wastewater utility within a designated area.  Typically, water and wastewater utilities enter into agreements with developers who have approval from county governments with respect to proposed subdivisions or developments.  Once a CPCN is granted to a water or wastewater utility, generally it may not be suspended or terminated unless the DEPSC or MDPSC determines in accordance with its rules and regulations that good cause exists for any such suspension or termination.  Therefore, we face competition from other water and wastewater utilities as we pursue the right to exclusively serve territories.  If we are unable to enter into agreements with landowners, developers or municipalities and secure CPCNs for the right to exclusively serve territories in Delaware or Maryland, our ability to expand may be significantly impeded.

We depend on the availability of capital for expansion, construction and maintenance.  Weaknesses in capital and credit markets may limit our access to capital.

Our ability to continue our expansion efforts and fund our utility construction and maintenance program depends on the availability of adequate capital.  There is no guarantee that we will be able to obtain sufficient capital in the future on favorable terms and conditions for expansion, construction and maintenance.  Current economic conditions and disruptions have caused substantial volatility in capital markets, including credit markets and the banking industry and have increased the cost and significantly reduced the availability of credit from financing sources, which may continue or worsen in the future.  In the event our lines of credit are not renewed or we are unable to refinance our first mortgage bonds when due and the borrowings are called for payment, we will have to seek alternative financing sources, although there can be no assurance that these alternative financing sources will be available on terms acceptable to us.  In the event we are unable to obtain sufficient capital, our expansion efforts could be curtailed, which may affect our growth and may affect our future results of operations.

General economic conditions may materially and adversely affect our financial condition and results of operations.

A general economic downturn such as the one the U.S. economy is currently experiencing may lead to a number of impacts on our business that may materially and adversely affect our financial condition and results of operations.  Such impacts may include a reduction in discretionary and recreational water use by our residential water customers, particularly during the summer months; a decline in usage by industrial and commercial customers as a result of decreased business activity and commerce in our customers’ businesses; an increased incidence of customers’ inability, bankruptcy or delay in paying their bills which may lead to higher bad debt expense and reduced cash flow; and a lower natural customer growth rate may result as compared to what had been experienced before the economic downturn due to a decline in new housing starts, and a possible slight decline in the number of active customers due to housing vacancies or abandonments.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. - Properties.

Our corporate headquarters, owned by Artesian Water, are located at 664 Churchmans Road, Newark, Delaware.

Artesian Development owns approximately 6 acres of land in New Castle County, Delaware zoned for office development and approximately 18 acres of land in Sussex County, Delaware for an office facility, water and wastewater treatment facilities and elevated water storage.  On June 30, 2008, Artesian Utility signed an agreement with NSRWRC, under the terms of the agreement, Artesian Resources acts as the guarantor of a $10 million construction loan.  The loan, from a financial institution to NSRWRC, is secured by a 75 acre parcel of land purchased by NSRWRC on July 1, 2008 for approximately $5 million.

Artesian Water owns land, transmission and distribution mains, pump facilities, treatment plants, storage tanks, meters, vehicles, land, easements and related equipment and facilities throughout Delaware, of which the majority is used for utility operations.  Artesian Water Pennsylvania owns transmission and distribution mains. Artesian Water Maryland owns land, transmission and distribution mains, pump facilities and storage tanks.  Artesian Wastewater owns treatment, disposal plants collection mains and lift stations.  The following table indicates our utility plant as of December 31, 2008.

Utility plant comprises:
$ In thousands
	Estimated Useful Life
	(In Years)	2008
Utility plant at original cost
Utility plant in service-Water
Intangible plant	---	$140
Source of supply plant	45-85	15,785
Pumping and water treatment plant	35-62	53,205
Transmission and distribution plant
Mains	81	169,311
Services	39	28,016
Storage tanks	76	22,214
Meters	26	12,508
Hydrants	60	9,018
General plant	3-31	41,627

Utility plant in service-Wastewater
Treatment and Disposal Plant	35-62	11,308
Collection Mains and Lift Stations	81	4,059
General plant	3-31	602

Property held for future use	---	1,976
Construction work in progress	---	7,082
		376,851
Less – accumulated depreciation		58,608
		$318,243

In aggregate, we own land, rights-of-way and easements totaling approximately 722 acres.  Substantially all of Artesian Water's utility plant, except the utility plant in the town of Townsend, Delaware, is pledged as security for First Mortgage Securities.  As of December 31, 2008, no other utility plant has been pledged as security for loans.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5. - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for the Company’s Common Equity
Artesian Resources' Class A Non-Voting Common Stock, or “Class A Stock,” is listed on NASDAQ Global Market and trades under the symbol "ARTNA."  On March 2, 2009, the last closing sale price as reported by the NASDAQ Global Market was $13.95 per share.  On March 2, 2009, there were 829 holders of record of the Class A Stock.  The following table sets forth, for the periods indicated, the high and low closing sale prices for the Class A Stock as reported by NASDAQ Global Market and the cash dividends declared per share.

CLASS A NON-VOTING COMMON STOCK

		High	Low	Dividend Per Share
2007
	First Quarter	$20.60	$18.71	$0.16
	Second Quarter	20.59	18.71	0.17
	Third Quarter	19.50	18.41	0.17
	Fourth Quarter	19.49	18.68	0.17

2008
	First Quarter	$19.24	$18.05	$0.17
	Second Quarter	19.00	18.00	0.18
	Third Quarter	18.50	16.61	0.18
	Fourth Quarter	16.84	13.95	0.18

Our Class B Voting Stock, or “Class B Stock,” is quoted on the OTC Bulletin Board under the symbol "ARTNB.OB."  There has been a limited and sporadic public trading market for the Class B Stock.  As of March 2, 2009, the last reported trade of the Class B Stock on the OTC Bulletin Board was at a price of $18.75 per share on February 13, 2009.  As of March 2, 2009, we had 183 holders of record of the Class B Stock.  The Class B shares are paid the same dividend as the Class A shares noted in the table above.

Recent Sales of Unregistered Securities
During the quarter ended December 31, 2008, we did not issue any unregistered shares of our Class A or Class B stock.

Equity Compensation Plan Information
The following table provides information on the shares of our Class A Stock that may be issued upon exercise of outstanding stock options as of December 31, 2008 under the Company’s shareholder approved stock plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	530,921	$15.16	534,000

Equity compensation plans not approved by security holders	-----		-----

Total	530,921		534,000

The following graph compares the percentage change in cumulative shareholder return on the Company’s common stock with the Standard & Poor’s 500 Index and Peer Group since December 2003 (assuming a $100 investment on December 31, 2003, and the reinvestment of any dividends):

		INDEXED RETURNS
	Base Period	Years Ending December 31
Company Name / Index	2003	2004	2005	2006	2007	2008
Artesian Resources Corporation	100	103.96	112.67	115.81	115.21	100.81
S&P 500 Index	100	110.88	116.33	134.70	142.10	89.53
Peer Group	100	115.46	151.57	151.76	146.03	140.96

The Peer Group includes American States Water Company, Aqua America, Inc., BIW LTD (included through January 16, 2008. Acquired by S.C. Connecticut Regional Water Authority on January, 17, 2008) California Water Service Group, Connecticut Water Service, Inc., Middlesex Water Company, Pennichuck Corporation, SJW Corporation, Southwest Water Company, and York Water Company.

Item 6. - Selected Financial Data.

The selected consolidated financial data for each of the years in the 5-year period ended December 31, 2008 are derived from the audited financial statements of the Company.  The following data should be read in conjunction with the financial statements and related notes and also with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K.  The historical results presented are not necessarily indicative of results to be expected in any future period.

In thousands, except per share and operating data	2008	2007	2006	2005	2004

STATEMENT OF OPERATIONS DATA

Operating revenues
Water sales	$50,101	$48,461	$44,272	$41,638	$37,985
Other utility operating revenue	2,019	1,699	1,268	1,073	867
Non-utility operating revenue	4,065	2,364	1,725	2,574	730
Sale of land	---	---	1,322	---	---
Total operating revenues	$56,185	$52,524	$48,587	$45,285	$39,582

Operating expenses
Operating and maintenance	$30,871	$28,594	$25,733	$24,543	$20,700
Depreciation and amortization	5,782	5,162	4,610	4,365	4,046
State and federal income taxes	4,427	4,134	3,887	3,347	2,892
Property and other taxes	3,199	2,868	2,562	2,389	2,070
Total operating expenses	$44,279	$40,758	$36,792	$34,644	$29,708

Operating income	$11,906	$11,766	$11,795	$10,641	$9,874
Other income, net	1,125	802	613	515	471
Total income before interest charges	$13,031	$12,568	$12,408	$11,156	$10,345

Interest charges	$6,613	$6,305	$6,337	$6,121	$5,943

Net income	$6,418	$6,263	$6,071	$5,035	$4,402
Dividends on preferred stock	0	0	0	0	2
Net income applicable to common stock	$6,418	$6,263	$6,071	$5,035	$4,400

Net income per share of common stock:
Basic	$0.87	$0.92	$1.00	$0.84	$0.75
Diluted	$0.86	$0.90	$0.97	$0.81	$0.72

Avg. shares of common stock outstanding
Basic	7,353	6,787	6,055	5,984	5,904
Diluted	7,427	6,936	6,235	6,182	6,099
Cash dividends per share of common stock	$0.71	$0.66	$0.61	$0.58	$0.55

BALANCE SHEET DATA
Utility plant, at original cost
less accumulated depreciation	$318,243	$272,396	$253,182	$227,566	$212,152
Total assets	$348,706	$294,589	$269,360	$243,854	$227,380
Lines of credit	$20,286	$898	$7,906	$1,786	$9,213
Long-term obligations and
redeemable preferred stock,
including current portions	$109,071	$92,073	$92,383	$92,680	$83,438
Stockholders’ equity	$87,794	$85,132	$61,800	$57,813	$54,943
Total capitalization	$195,349	$176,889	$153,873	$150,192	$137,299

OPERATING DATA
Average water sales per customer	$661	$645	$600	$575	$535
Water pumped (millions of gallons)	7,526	7,755	7,608	7,468	7,166
Number of metered customers	75,800	75,149	73,814	72,383	70,993
Miles of water main	1,112	1,086	1,051	1,001	977

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Our profitability is primarily attributable to the sale of water by Artesian Water.  Gross water sales comprises 89.2% of total operating revenues, the amount of which is subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives.

Our water sales revenues were affected in 2008 and 2007 by rate increases approved by the DEPSC.

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Our largest operating subsidiary, Artesian Water, accounted for approximately 92% of our total operating revenues in 2008 and serves approximately 29% of Delaware’s total population.  In October 2008, Artesian Water Maryland signed an agreement with Cecil County to purchase four water facilities, with closing expected to occur by June 30, 2009.  In December 2008, the MDPSC approved an application for Artesian Water Maryland to construct a water system from the Delaware state line, interconnecting with the Artesian Water system, to the Town of Elkton.  The Town of Elkton desired an additional source of water supply.

Artesian Wastewater, owns wastewater infrastructure and began providing wastewater services in Delaware in July 2005.  Artesian Wastewater Maryland was incorporated on June 3, 2008 to provide regulated wastewater services in the state of Maryland.  In October 2008, Artesian Wastewater Maryland signed two asset purchase agreements with Cecil County to purchase four wastewater facilities in Maryland.  Closings on these transactions are expected to occur on or before June 30, 2009.  Our wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.

Artesian Utility provides contract water and wastewater operation services to 23 private, municipal and governmental institutions in the southeastern part of Pennsylvania.  Artesian Utility currently operates a 2.5 million gallon per day wastewater facility for Middletown under a 20-year contract that expires on February 1, 2021.  Artesian Utility also operates an approximately 250,000 gallon per day wastewater facility in Middletown.  In addition, we operate an additional wastewater facility in Middletown in order to support the 2.5 million gallon per day wastewater facility described above.

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC, for the design, construction and operation of the Northern Sussex Regional Water Recycling Complex, a wastewater treatment facility to be located in Sussex County, Delaware.  NSRWRC was created for the purpose of developing the treatment facility site, which once constructed, will be operated by Artesian Wastewater.

Artesian Development owns an approximately six-acre parcel of land zoned for office buildings located immediately adjacent to our corporate headquarters.  In 2007, Artesian Development purchased approximately eighteen acres of land, in Sussex County, to construct an office facility, a water treatment plant and a wastewater facility.

Artesian Consulting provides engineering services to developers for residential and commercial development.  The acquisition of Meridian in June 2008 included the assignment of certain current contract agreements to provide engineering services to developers and includes services to be provided to Artesian Water.

In addition to services discussed above, Artesian Resources initiated a Water Service Line Protection Plan, or WSLP Plan, in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participants’ leaking water service lines up to an annual limit.  As of December 31, 2008, approximately 13,100, or 20.5%, of our 64,000 eligible water customers had signed up for the WSLP Plan.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers’ sewer lines.  This plan, Sewer Service Line Protection Plan, or SSLP Plan, covers all parts, material and labor required to repair or replace participants’ leaking or clogged sewer lines up to an annual limit.  As of December 31, 2008, approximately 4,800, or 10.5%, of our 46,000 eligible customers had signed up for the SSLP Plan.

While water sales revenues are our primary source of revenues, we continue to explore and develop relationships with developers and municipalities in order to increase revenues from contract water operations and wastewater management services.  Our contract operations and wastewater management services provide a revenue stream that is not affected by changes in weather patterns.  We plan to continue developing and expanding our contract operations and wastewater services in a manner that complements our growth in water service to new customers.  Our anticipated growth in these areas is subject to changes in residential and commercial construction, which may be affected by interest rates, inflation and general housing and economic market conditions.  As a result of the general economic downturn, we my not be able to increase our contract operations and wastewater services at the rate we had previously expected.  We will continue to focus attention on expanding our contract operations opportunities with municipalities and private water providers in Delaware and surrounding areas.

Ensuring our customers have a dependable supply of safe, high-quality water has been, and will continue to be, our highest priority.  In 2003, Delaware passed legislation requiring all water utilities to certify by July 2006, and each three years thereafter, that they had sufficient sources of self-supply to serve their respective systems.  On March 8, 2005, we filed our certification of self-sufficiency of supply with the DEPSC.  The review was completed on June 20, 2006, and the DEPSC concluded that we demonstrated that we had sufficient water supply to meet the demands of our customers through 2006.  In addition and as required by law, on June 30, 2006, we filed with the DEPSC a new certification of self-sufficiency for the period through 2009.  After completion of their review, on July 24, 2007, the DEPSC accepted our certification of sufficient water supply through 2009.  As required, we will file a new certification of self-sufficiency with the DEPSC by June 30, 2009, for the period through 2012.

Water Industry

The Federal Environmental Protection Agency’s September 2008 report states that the United States’ water industry is comprised of approximately 52,000 community water systems, 78% of which serve less than 3,300 customers.  There are currently 13 publicly traded water utilities based in the United States.  The rest are privately or municipally owned systems.  The water industry is capital intensive, with the highest capital investment in plant and equipment per dollar of revenue among all utilities.  Increasingly stringent drinking water regulations to meet the requirements of the Safe Drinking Water Act of 1974 have required the water industry to invest in more advanced treatment systems and processes, which require a heightened level of expertise.  We are currently in full compliance with the requirements of the Safe Drinking Water Act.  Even though our water utility was founded in 1905, the majority of our investment in infrastructure occurred in the last 30 years.

We believe that Delaware's generally lower cost of living in the region, availability of development sites in relatively close proximity to the Atlantic Ocean in Sussex County, and attractive financing rates for construction and mortgages have resulted, and will continue to result, in increases to our customer base.  Substantial portions of Delaware are currently not served by a public water system, which could also assist in an increase to our customer base as systems are added.  According to the US Census Bureau, Delaware's population increased an estimated 11.4% from 2000 to 2008, as compared to the nationwide growth rate of approximately 8.0%.  General economic conditions, particularly in the housing market, resulted in a much lower rate of new customer additions than experienced in many years.

Interest rates for mortgages have fallen from 6.69% on average in December 2001 to 5.51% through December 2008.  Long-term interest rates for our recent First Mortgage Bond issuance (see Note 6 to our Financial Statements) reflect a similar trend, as we were able to reduce our overall weighted cost of debt from 7.93% in 2001 to 6.05% at the end of 2008.

Wastewater Industry

The Federal Environmental Protection Agency’s September 2004 report states that over 75% of the United States’ population is served by centralized wastewater collection and treatment systems, the remaining 25% of the population uses decentralized wastewater treatment systems, or on-site systems.  Approximately 16,000 municipal wastewater treatment facilities are in operation in the United States.  Approximately 701,000 people are served by publicly owned wastewater treatment facilities in Delaware, with an estimated growth to approximately 846,000.  Approximately 41,000 people are served by publicly owned wastewater treatment facilities in Cecil County, Maryland, with an estimated growth to approximately 52,000.

The Clean Water Act has established the foundation for wastewater discharge control in the United States.  The Clean Water Act established a control program for ensuring that communities have clean water by regulating the release of contaminants into waterways.  Permits that limit the amounts of pollutants discharged are required of all wastewater dischargers under the National Pollutant Discharge Elimination System permit program.  The Clean Water Act also requires that wastewater treatment plant discharges meet a minimum of secondary treatment.  The secondary treatment process can remove up to 90% of the organic matter in wastewater.  Over 30% of the wastewater treatment facilities produce cleaner discharges by providing even greater levels of treatment.  We operate environmentally friendly wastewater systems that meet or exceed all requirements of federal, state and local standards.

The Federal Environmental Protection Agency’s September 2004 Clean Watersheds Needs Survey report estimates that nationwide capital investment needs for wastewater pollution control in the United States is $134.4 billion for wastewater treatment and collection systems.  The increase in overall national needs is due to a combination of population growth, more protective water quality standards, and aging infrastructure.  Our capital plan for the next five years includes projects for wastewater treatment plant improvements, additions and acquisitions in both Delaware and Maryland.  Capital improvements are planned and budgeted to meet anticipated changes in regulations and needs for increased capacity related to projected growth.  The DEPSC and MDPSC have generally recognized the operating and capital costs associated with these improvements in setting wastewater rates for current customers and capacity charges for new customers.

Strategic Direction

Our strategy is to significantly increase customer growth, revenues, earnings and dividends by expanding our water and wastewater services across the Delmarva Peninsula.  We remain focused on providing superior service to our customers and continuously seeking ways to improve our efficiency and performance.  By providing both water and wastewater services, we are positioned as the primary resource for developers and communities throughout the Delmarva Peninsula seeking to fill both needs simultaneously.  We have a proven ability to acquire and integrate high growth, established utilities, through which we have captured additional service territories that will serve as a base for future revenue.  We have completed four acquisitions during the past two years, to include our integration of their operations, infrastructure, technology and employees.  We believe this experience presents a strong platform for further expansion and that our success to date also produces positive relationships and credibility with regulators, municipalities, developers and customers in both existing and prospective service areas.

In our regulated water division, our strategy is to focus on a wide spectrum of activities, which include identifying new and dependable sources of supply; developing the wells, treatment plants and delivery systems to get water to customers and educating customers on the wise use of water.  Our strategy includes focusing our efforts to expand in new regions added to our Delaware service territory over the last 10 years, where growth is strong and demand is increasing.  In addition, we believe growth will be developed in the Maryland counties on the Delmarva Peninsula.  We plan to expand our regulated water service area in the Cecil County designated growth corridor and to expand our business through the design, construction, operation and management, as well as acquisition, of additional water systems.  The expansion of our exclusive franchise areas elsewhere in Maryland and the award of additional contracts will similarly enhance our operations within the state.

We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives.  As we anticipated, our initiatives south of the Chesapeake & Delaware Canal, or the C&D Canal, have provided for nearly all of our customer growth in Artesian Water, providing approximately 99% of our growth in customers in 2008.  We expect continued growth in these regions.  This shift in growth is primarily the result of the build out of our service area in northern New Castle County.  In 2008, we increased our customer base by 1.0% and increased our service territory by approximately 18.2 square miles.  We have also expanded the provision of our services into Maryland.  Cecil County has designated the Interstate 95 corridor as a preferred growth area for business and residential expansion.  Recently, the federal Base Re-Alignment and Closure Commission announced the relocation of approximately 14,000 jobs to nearby Aberdeen, Maryland by 2011.  The Wilmington Metropolitan Area Planning Commission projects Cecil County will grow 86% between 2000 and 2030 and the Maryland Department of Planning projects that Cecil County will experience the highest rate of household growth through 2025 of any jurisdiction in the state.  Artesian Water Maryland signed an agreement in October 2008 with Cecil County for the purchase of specific water facilities, which is expected to close by June 30, 2009.  Once completed, this will add four water facilities to our service area.  We continue to increase our sources of supply to assure we have adequate high quality water supply to meet our customer growth expectations in all of the states in which we provide water.

In our regulated wastewater division, we foresee significant growth opportunities and will continue to seek strategic partnerships and relationships with developers and municipalities to complement existing agreements for the provision of wastewater service in Delaware, Maryland and the surrounding areas.  Artesian Wastewater completed an agreement with Georgetown, Delaware in July 2008 to provide wastewater treatment and disposal services for Georgetown’s growth and annexation areas.  Artesian Wastewater will provide up to 1 mgd of wastewater capacity for the town within the next 10 years.  Artesian Wastewater Maryland signed two agreements in October 2008 with Cecil County for the purchase of specific wastewater facilities, which are expected to close by June 30, 2009.  Once completed, these acquisitions will add four wastewater facilities to our service area.

We will continue to seek acquisitions of water and wastewater contract operations on the Delmarva Peninsula.  The purchase of water and wastewater operations agreements assists in our expansion efforts in water and wastewater activity.  We will continue to expand our contract design and construction services of water and wastewater facilities for developers, municipalities and other utilities and will continue to actively pursue water and wastewater operation contracts with municipalities across the Delmarva Peninsula.

In our non-regulated division, we are actively pursuing opportunities to expand our contract operations in southern Delaware.  Artesian Development purchased eighteen acres of land, also located in Sussex County, Delaware, which will allow for construction of an office facility, water treatment facility and wastewater treatment facility.  Artesian Consulting continues to provide engineering services to design on-site and off-site water and wastewater systems for developers as demand increases.  Also, with the expansion efforts in our water and wastewater divisions, Artesian Consulting will provide increased design and engineering services.

Regulatory Matters and Inflation

Our water and wastewater utility operations are subject to regulation by their respective state regulatory commissions, which have broad administrative power and authority to regulate rates charged for service, determine franchise areas and conditions of service, approve acquisitions, authorize the issuance of securities and other matters.  The profitability of our utility operations is influenced to a great extent by the timeliness and adequacy of rate allowances we are granted by the respective regulatory commissions or authorities in the states in which we operate.

We are subject to regulation by the following state regulatory commissions:  The DEPSC regulates both Artesian Water and Artesian Wastewater, Artesian Water Maryland and Artesian Wastewater Maryland are subject to the regulatory jurisdiction of the MDPSC, and Artesian Water Pennsylvania is subject to the regulatory jurisdiction of the PAPUC.

As of December 31, 2008, we had approximately 75,800 metered water customers and 632 wastewater customers in Delaware, and served a population of approximately 250,000 (including contract services), representing approximately 29% of Delaware’s total population.  Increases in the number of customers served by Artesian Water and Artesian Wastewater contributed to a portion of the increase in our operating revenues.  Water customers increased by approximately 700, while wastewater customers increased by approximately 220.

Our regulated utilities periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business.  In Delaware, utilities are permitted by law to place rates into effect, under bond, on a temporary basis pending completion of a rate increase proceeding.  The first temporary increase may be up to the lesser of $2.5 million on an annual basis or 15% of gross water sales.  Should the rate case not be completed within seven months, by law, the utility may put the entire requested rate relief, up to 15% of gross water sales, in effect under bond until a final resolution is ordered and placed into effect.  If any such rates are found to be in excess of rates the DEPSC finds to be appropriate, the utility must refund the portion found to be in excess to customers with interest.  The timing of our rate increase requests are therefore dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase.  We can provide no assurances that rate increase requests will be approved by applicable regulatory agencies; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.

As permitted under Delaware law, an interim increase in rates designed to increase annualized revenues by $2.5 million was placed in effect July 10, 2006 pending conclusion of our filing with the DEPSC for rate relief.  On December 19, 2006, the DEPSC approved a Settlement Agreement in this case.  The increase in annual revenue requirement under the Settlement Agreement of $6 million was generated in two steps.  The first step was placed in effect on January 1, 2007 to generate approximately $4.8 million in annual revenue.  The second step was placed in effect July 24, 2007.  The second step rates were designed to recover approximately $1.2 million of annual revenue which reflected the issuance of additional equity issued by Artesian Resources and invested in Artesian Water in June and July of 2007 of approximately $20 million.

On January 25, 2008, Artesian Water submitted a notice to the DEPSC of our intent to file an application for a rate increase.  On April 22, 2008, Artesian Water filed a petition with the DEPSC to implement new rates to meet a requested increase in revenue of 28.8%, or approximately $14.2 million, on an annualized basis.  On July, 11, 2008, pursuant to the DEPSC’s minimum filing requirements, Artesian filed a supplemental filing with the DEPSC to update financial schedules for actual experience through March 31, 2008 and to reflect additional changes affecting the requested increase.  The overall result was a reduction to the requested increase in revenue of 1.5%, to 27.3% or approximately $13.5 million, on an annualized basis.

Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge or DSIC.  This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility’s overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied can not exceed 5% within any 12-month period.  In December 2007, Artesian Water filed an application with the DEPSC for approval to collect a 0.46% increase, effective January 1, 2008, to recover the costs of eligible non-revenue producing improvements made since the last rate increase in 2006.  The DEPSC approved the DSIC effective January 1, 2008 subject to audit at a later date.  During 2008, we earned approximately $99,000 in DSIC revenue.  On June 21, 2008, the Company discontinued the collection of DSIC pursuant to Delaware law which requires the Company to discontinue a DSIC when new base rates are put into effect.  We did not have DSIC in effect during 2007.

As permitted by law, on June 21, 2008, we placed temporary rates into effect, designed to generate an increase in annual operating revenue of approximately 5.0%, or $2.5 million on an annualized basis, until new rates are approved by the DEPSC.  Also pursuant to law, on December 17, 2008, we placed temporary rates into effect, designed to generate an additional increase in annual operating revenue of approximately 10% or $5.0 million on an annualized basis, given that the rate case had not been concluded in a seven month period.  Evidentiary hearings were held on December 8-9, 2008 and a final Commission decision is anticipated in the third quarter of 2009 in reference to the implementation of our requested rate increase.

In 2003, legislation was enacted in Delaware requiring all water utilities serving within northern New Castle County, Delaware to certify by July 2006, and each three years thereafter, that they have sufficient sources of self-supply to serve their respective systems.  On June 30, 2006, Artesian Water filed our certification related to the adequacy of our water supply through 2009.  After completion of their review, on July 24, 2007, the DEPSC accepted our certification of sufficient water supply.  As required, we will file a new certification of self-sufficiency with the DEPSC by June 30, 2009, for the period through 2012.

In 1999, the General Assembly passed legislation restructuring the electric industry in Delaware.  Since the passage of electric restructuring legislation in 1999, electricity prices had been capped for customers of Delmarva Power and the Delaware Electric Cooperative.  Those rate caps were lifted in 2005 for customers of the Delaware Electric Cooperative and in May 2006 for Delmarva Power customers.  Our electric charges increased in 2005 due to higher billing rates charged by Delaware Electric Cooperative after the cap was removed.  In 2006, our electric charges increased further due to the increase from Delmarva Power.  Although we were unable to escape the significant increase associated with the expiration of the price caps, we sought to mitigate future significant increases by signing a two-year supply contract, at a fixed price, with Pepco Holdings, Inc. in May of 2006 and another in April of 2008.  This new pricing is included in our most recent request for rate relief filed with the DEPSC.

On April 10, 2006, the DEPSC made effective new rules under Regulation Docket 15 that govern the terms and conditions under which water utilities require advances or contributions from customers or developers.  These regulations require that developers pay for all water facilities within a new development, with such funding recorded as contributions in aid of construction by the water utility.  In addition, the utility is required to receive a contribution in aid of construction of $1,500 for each new residential connection to its system towards the cost of water supply, treatment and storage facilities.  These regulations further require developers to fully pay for facilities to serve satellite systems.  These required contributions are intended to place a greater burden upon new customers to pay for the cost of facilities required to serve them.  On April 8, 2008, the DEPSC reopened this docket to assess the effectiveness of the 2006 rules and regulations requiring water utilities to collect contributions in aid of construction.  We anticipate this proceeding to continue into 2009.

On March 20, 2007, the DEPSC entered Order No. 7142 which re-opened Regulation Docket No. 51.  By this Order, the Commission proposes to repeal rules implemented in 2001 and replace them with new "Regulations Governing Certificates of Public Convenience and Necessity."  The proposed rules address the content of how notifications are sent to landowners, the definitions for the “Proposed Service Area,” and the requirement of the applying utility to certify that it will actually provide water services to a new proposed service territory within three years.  If water service is not provided within the three year time frame, the proposed rule provides a mechanism for the Commission to determine whether the utility should be able to retain the new CPCN.  The DEPSC has indicated that in the March 2009 proceedings they intend to recommend that a utility provide water service to a new proposed service territory within five years.  These proposed rules have not been adopted and they may not be adopted or could be modified prior to adoption.  As of December 31, 2008, no final decision had been made by the DEPSC.

Our water and wastewater utilities in Maryland are subject to regulation by the MDPSC.  If we are seeking new franchise areas, we must first seek approval from the county government and this franchise area must be included in that county’s master sewer and water plan.  Final granting of these franchise areas must then be obtained by the MDPSC.  In Maryland, if utilities want to construct a new plant, approvals must be obtained from the Maryland Department of the Environment, the county government and the MDPSC.  Also, soil and erosion plans must be approved and easement agreements with affected parties must be obtained.  The MDPSC also approves rates and charges for service, acquisitions, mergers, issuance of securities and other matters.

In December 2008, the MDPSC approved an application for Artesian Water Maryland to construct a water  system from the Delaware state line, interconnecting with the Artesian Water system, to the Town of Elkton.  The Town of Elkton desired an additional source of water supply.

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

We record accounts receivable at the invoiced amounts.  The reserve for bad debts is the Company's best estimate of the amount of probable credit losses in our existing accounts receivable.  The Company reviews the reserve for bad debts on a quarterly basis.  Account balances are written off against the reserve when it is probable the receivable will not be recovered.

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

Our regulated utilities record deferred regulatory assets under Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation,” which are costs that may be recovered over various lengths of time as prescribed by the DEPSC, MDPSC and PAPUC.  As the utility incurs certain costs, such as expenses related to rate case applications, a deferred regulatory asset is created.  Adjustments to these deferred regulatory assets are made when the DEPSC, MDPSC or PAPUC determines whether the expense is recoverable in rates, the length of time over which an expense is recoverable, or, because of changes in circumstances, whether a remaining balance of deferred expense is recoverable in rates charged to customers.  Adjustments to reflect changes in recoverability of certain deferred regulatory assets may have a material effect on our financial results.

Goodwill is recorded in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”).  We will test goodwill annually for impairment.  Goodwill is approximately $370,000 as of the year ended December 31, 2008, which is entirely associated with the acquisition of Mountain Hill in August 2008 and is currently being amortized on a straight-line basis over a period of fifty years.  The purchase price of Mountain Hill included reimbursement of all carrying costs through the date of acquisition, which resulted in the recognition of goodwill.

Results of Operations

2008 Compared to 2007

Operating Revenues

Revenues totaled $56.2 million in 2008 and were 7.0% above revenues in 2007 of $52.5 million, which is partially due to an increase of $1.6 million, or 3.4% in total water sales revenue.  The increase in water sales revenue in Artesian Water reflects a 1.0% increase in the number of customers served, rate increases placed in effect in 2007 and temporary rate increases of 5% and 10% placed into effect on June 21, 2008 and December 17, 2008, as permitted under Delaware law, until new rates are approved by the DEPSC.  We realized 89.2% of our total revenue in 2008 from the sale of water.  During 2007 we realized 92.2% of our total revenue from water sales.  Non-utility revenue totaled $4.1 million in 2008 as compared to $2.4 million in 2007.  This increase is attributable to increased contract revenues in Artesian Utility, primarily due to: increased soil evaluation and testing services totaling $705,000; design services totaling $284,000 performed for a developer in Southern New Castle County, Delaware; additional water and wastewater operations contract revenue in Pennsylvania of $269,000; and design and permitting services totaling $250,000 performed for a developer in Sussex County, Delaware.  The increase in non-utility revenue also reflects an increase of $196,000 and $179,000, respectively, in water and wastewater Service Line Protection Plan revenue earned by Artesian Resources.  The Service Line Protection Plans provide coverage for all material and labor required to repair or replace participants’ leaking water and leaking or clogged wastewater service lines up to an annual limit.

Percentage of Operating Revenues
	2008	2007	2006
Water Sales
Residential	55.3	57.6	55.8
Commercial	21.4	22.3	22.2
Industrial	0.5	0.7	0.8
Government and Other	12.0	11.7	12.3
Other utility operating revenues	3.6	3.2	2.6
Non-utility operating revenues	7.2	4.5	3.6
Sale of land	0.0	0.0	2.7
Total	100.0	100.0	100.0

Residential

Residential water service revenues in 2008 amounted to $31.0 million, an increase of $0.8 million, or 3.0% over the $30.2 million recorded in 2007, primarily due to rate increases effective January 1, 2007 and July 24, 2007 and a temporary rate increase of 5% placed in effect on June 21, 2008.  The increase in 2008 follows an increase of $3.1 million, or 11.4%, in 2007.  The volume of water sold to residential customers decreased slightly to 3,935 million gallons in 2008 compared to 3,947 million gallons in 2007.  The number of residential customers served increased by 690, or 1.0%, in 2008.  However, per capita demand has declined for the year ended December 31, 2008 in comparison to the year ended December 31, 2007, thereby reducing the effect of the temporary rate increase.

Commercial

Water service revenues from commercial customers in 2008 increased by 2.8%, from $11.7 million in 2007 to $12.0 million in 2008, due to rate increases in 2007 and a temporary rate increase in 2008.  We sold 2,202 million gallons of water to commercial customers in 2008, a marginal increase as compared to 2,197 million gallons sold in 2007.

Industrial

Water service revenues from industrial customers decreased by 30.0%, from $381,000 in 2007 to $266,000 in 2008.  The volume of water sold to industrial customers decreased by 36.0%, from 116 million gallons in 2007 to 74 million gallons in 2008, primarily as a result of decreased usage by one industrial customer.

Government and Other

Government and other water service revenues in 2008 increased by 10.0%, from $6.1 million in 2007 to $6.7 million in 2008.  This increase in revenue resulted from increased consumption by irrigation customers, slightly offset by a reduction in government agency consumption.

Other Utility Operating Revenue

Other utility operating revenue, derived from contract operations, antenna leases on water tanks, finance/service charges and wastewater customer service revenues increased 18.8% in 2008, from $1.7 million in 2007 to $2.0 million in 2008.  The increase, approximately $224,000, is primarily the result of increased service charges derived from proactive policies for delinquent paying customers, which resulted in increased charges for the restoration of shut off service.

Non-Utility Operating Revenue

Non-utility operating revenue, derived from non-regulated water and wastewater operations, increased from $2.4 million in 2007 to $4.1 million in 2008.  This increase is attributable to increased contract revenues in Artesian Utility, primarily due to: increased soil evaluation and testing services totaling $705,000; design services totaling $284,000 performed for a developer in Southern New Castle County, Delaware; additional water and wastewater operations contract revenue in Pennsylvania of $269,000; and design and permitting services totaling $250,000 performed for a developer in Sussex County, Delaware.  This increase in non-utility revenue also reflects an increase of $196,000 and $179,000, respectively, in water and wastewater Service Line Protection Plan revenue earned by Artesian Resources.

Operating Expenses

Operating expenses, excluding depreciation and taxes, increased approximately $2.6 million, or 8.3%, to $34.1 million in 2008.  Payroll and benefits increased $1.1 million due to increased staffing, pay increases and increased medical insurance premiums.  Purchased water expense increased approximately $181,000, primarily due to a 1.1% increase in rates effective July 2007 and a 7.8% increase in rates effective in July 2008.  Non-utility operating expenses increased approximately $957,000, primarily the result of more project activity in Artesian Utility as compared to the same period in 2007 and the addition of Artesian Consulting, which contributed approximately $221,000 to the increase.

Percentage of Operating and Maintenance Expenses
	2008	2007	2006

Payroll and Associated Expenses	46.8	46.7	48.3
Administrative	24.1	26.1	24.2
Purchased Water	9.6	9.7	12.3
Repair and Maintenance	7.2	7.6	6.3
Water Treatment	3.4	3.7	3.4
Non-utility Operating	8.9	6.2	5.5

Total	100.0	100.0	100.0

Depreciation and amortization expense increased $620,000, or 12.0%, due to increases in our utility plant in service providing supply, treatment, storage and distribution of water and the addition of the new office building during 2008.  Income tax expense increased $293,000, or 7.1%, due to higher taxable income in 2008.  Our total effective income tax rate, or ETR, for 2008 and 2007 was 40.6% and 39.8%, respectively.

Other Income, Net

Our Allowance for Funds Used During Construction, or AFUDC, increased $435,000, or 134.2%, as a result of higher long-term construction activity subject to AFUDC, of which a large portion is related to the new office building construction.  Miscellaneous Income decreased $112,000, primarily due to a decrease in the income earned on our temporary investments.

Interest Charges

Interest charges increased $308,000 or 4.9%, in 2008, primarily due to higher short term debt interest expense as a result of higher borrowing on our lines of credit in 2008 compared to 2007.  The average interest rate on our short term credit balance decreased from 5.9% in 2007 to 3.4% in 2008, while our average outstanding balance was $12.7 million in 2008, compared to $5.3 million in 2007.  In December 2008, we issued a First Mortgage Bond, Series S, in the amount of $15 million at an interest rate of 6.73%.

Net Income

For the year ended December 31, 2008, our net income applicable to common stock increased $155,000, or 2.5%, compared to 2007.  The increase in net income was primarily due to increases in Artesian Water operating revenues derived from the 2007 rate increases, a temporary rate increase of 5% in June 2008, an additional temporary rate increase of 10% in December 2008, revenues generated by our regulated wastewater operations and increased activity in contract operations of Artesian Utility.

2007 Compared to 2006

Operating Revenues

Revenues totaled $52.5 million in 2007 and were 8.1% above revenues in 2006 of $48.6 million, which was primarily due to an increase of $4.2 million, or 9.5%, in water sales revenue.  The increase in water sales revenue reflects a 2.0% increase in the number of customers served and rate increases placed in effect in 2007.  We realized 92.3% of our total revenue in 2007 from the sale of water.  During 2006 we realized 91.1% of our total revenue from water sales, which total included a recognition of a gain on the sale of land by Artesian Development of $1.3 million.  Non-utility revenue totaled $2.4 million in 2007 as compared to $1.7 million in 2006.  This revenue was primarily derived from the design, construction and operation of wastewater projects.

Residential

Residential water service revenues in 2007 amounted to $30.2 million, an increase of $3.1 million, or 11.4% over the $27.1 million recorded in 2006, primarily due to rate increases effective January 1, 2007 and July 24, 2007.  The increase in 2007 follows an increase of $1.3 million, or 5.0%, in 2006.  The volume of water sold to residential customers increased slightly from 3,934 million gallons in 2006 to 3,947 million gallons in 2007.  The number of residential customers served increased by 1,335, or 2.0%, in 2007.

Commercial

Water service revenues from commercial customers in 2007 increased by 8.3%, from $10.8 million in 2006 to $11.7 million in 2007, due to rate increases in 2007.  The number of commercial customers served increased by 17, or 0.5%, in 2007.  We sold 2,197 million gallons of water to commercial customers in 2007, a marginal decrease as compared to 2,272 million gallons sold in 2006.  The decrease in gallons sold was primarily a result of the medical industry, which had a decrease of 34 million gallons sold.

Industrial

Water service revenues from industrial customers decreased by 2.7%, from $392,000 in 2006 to $381,000 in 2007.  The volume of water sold to industrial customers decreased by 14.1%, from 135 million gallons in 2006 to 116 million gallons in 2007, primarily the result of decreased usage by one industrial customer.

Government and Other

Government and other water service revenues in 2007 increased by 1.7%, from $6.0 million in 2006 to $6.1 million in 2007.  This increase in revenue resulted from increases in rates, offset by a reduction in private sprinkler consumption.

Other Utility Operating Revenue

Other utility operating revenue, derived from contract operations, antenna leases on water tanks, finance/service charges and wastewater customer service revenues increased 31.0% in 2007, from $1.3 million in 2006 to $1.7 million in 2007.  The increase was primarily the result of a 107% increase in wastewater customer service revenues, from $385,000 in 2006 to $796,000 in 2007, which included monthly fees and operating subsidies from development contracts.

Non-Utility Operating Revenue

Non-utility operating revenue, derived from non-regulated wastewater operations, increased from $1.7 million in 2006 to $2.4 million in 2007.  This increase reflected higher contract revenues associated with wastewater treatment projects in southern Delaware.  The increase was also due to an increase in Artesian Utility operations, which had a $369,000 increase for the construction of a water treatment facility in Cecil County, Maryland.  A portion of the increase, approximately $233,000, included contract service revenue in Artesian Utility, a result of the TMH acquisition.  The increase in revenue also included an increase in Service Line Protection Plan revenue, of approximately $154,000, from $267,000 in 2006 to $421,000 in 2007.

Operating Expenses

Operating expenses, excluding depreciation and taxes, increased approximately $2.9 million, or 11.3%, to $28.6 million in 2007.  Payroll and benefits increased $953,000 due to increased staffing at points throughout the year, pay increases and increased medical insurance premiums.  Electric expense increased $658,000 as a result of an increase in power and electric rates of approximately 92% due to the May 2006 expiration of price caps imposed in 1999 when deregulation of the electric industry in Delaware was adopted.  Artesian Resources sought to mitigate these increases by signing a two-year supply contract with another provider at a fixed price in May 2006.  Repair and maintenance expenses increased $546,000, due primarily to an increase in tank painting costs of  $175,000 associated with a new five year agreement effective July 2006, costs for carbon filter water treatment replacements that increased $140,000 and other miscellaneous increases in the maintenance of pump and water treatment plants.  Administrative expenses increased by approximately $536,000, primarily due to an increase in temporary employment services, directors’ fees and employee training related to the conversion of our financial reporting system.  These increases were offset by a reduction of $372,000, or 11.8%, in purchased water expense, primarily due to the expiration in December 2006 of our purchased water contract with the City of Wilmington.  Non-utility operating expenses increased approximately $341,000, primarily as the result of more project activity as compared to the same period in 2006.

Depreciation and amortization expense increased $552,000, or 12.0%, due to increases in our utility plant in service providing supply, treatment, storage and distribution of water during 2007.  Income tax expense increased $247,000, or 6.4%, due to higher profitability in 2007.  Our total effective income tax rate, or ETR, for 2007 and 2006 was 39.8% and 38.9%, respectively.  The increase in the ETR for 2007 was due to the utilization of net operating losses used for the gain on the sale of land in 2006.

Other Income, Net

Our Allowance for Funds Used During Construction, or AFUDC, increased $36,000, or 12.5%, as a result of higher long-term construction activity subject to AFUDC.  Miscellaneous Income increased $153,000, primarily due to an increase in the 2007 CoBank dividend and income earned on our temporary investments.

Interest Charges

Interest charges decreased $32,000, or 0.5%, in 2007, primarily due to less short term debt interest expense.  We used the proceeds from our June 2007 equity issuance to pay off the outstanding balances of our short term debt.  The average interest rate on our short term credit balance increased from 5.4% in 2006 to 5.9% in 2007, while our average outstanding balance was $5.3 million in 2007, compared to $6.1 million in 2006.

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

Liquidity and Capital Resources

Overview

Some primary sources of our liquidity for 2008 were $18.2 million provided by cash flow from operating activities, $15.0 million from a new bond issuance in December 2008 and $2.7 million in net contributions and advances from developers.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  In 2008, we implemented proactive policies for delinquent paying customers in order to improve our accounts receivable balance, which helped contribute to our liquidity by approximately $1.3 million.  A significant part of our ability to maintain and meet our financial objectives is to assure our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

The Company’s lines of credit have increased by $19.4 million, also contributing to our liquidity for 2008, primarily as a result of investments made in utility plant detailed below and the $6.7 million investment made in non-utility property associated with a new regional wastewater facility in Sussex County, Delaware. In addition, increases in accounts payable of $1.3 million and increases in accrued expenses of $0.4 million are also associated with the Company’s investment in utility plant.

We depend on the availability of capital for expansion, construction and maintenance.  We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations.  We expect that our aggregate investments in our utility plant and systems in 2009 will be approximately $31.9 million.  Our total obligations related to interest and principal payments on indebtedness, rental payments and water service interconnection agreements for 2009 are anticipated to be approximately $11.0 million.  We expect to fund our activities for the next year using our available cash balances and bank credit lines, and projected cash generated from operations and the capital markets.  Current economic conditions and disruptions have caused substantial volatility in capital markets, including credit markets and the banking industry and have increased the cost and significantly reduced the availability of credit from financing sources.  In the event our lines of credit are not renewed, we will have to seek alternative financing sources, although there can be no assurance that these alternative financing sources will be available on terms acceptable to us.  We believe that internally generated funds along with existing credit facilities will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements.

Investment in Plant and Systems

We invested $45.1 million in capital expenditures during 2008 compared to $26.7 million invested during the same period in 2007.  Investment in utility plant, excluding advances and contributions in aid of construction received from real estate developers, was $42.4 million in 2008 compared to $20.9 million in 2007.  Additionally, developers financed $2.7 million for the installation of water mains and hydrants in 2008 compared to $6.2 million in 2007.  The reduction in developer financing is primarily the result of slower growth in new homes.  The primary focus of Artesian Water’s investment was to continue to provide high quality reliable service to our growing service territory.

We invested approximately $13.4 million in new transmission and distribution facilities in 2008, including refunds of advances for developer-financed infrastructure.  Of the $13.4 million invested, we invested $9.4 million in new infrastructure and $4.0 million in our rehabilitation program for transmission and distribution facilities, replacing aging or deteriorating mains.  Additionally, an investment of $7.7 million was made to enhance or improve existing treatment facilities, rehabilitate pumping equipment and install new wells to increase supply capabilities.  We also invested $11.5 million towards the construction of a new office building addition to our corporate headquarters in New Castle County in 2008.  Another $7.0 million was invested into NSRWRC for land for the regional wastewater treatment facility.  In addition, on August 1, 2008 Artesian Water Maryland invested $4.8 million for the acquisition of Mountain Hill.

The following chart summarizes our investment in plant and systems over the past three fiscal years.

In thousands	2008	2007	2006

Source of supply	$1,665	$3,173	$2,224
Treatment and pumping	6,094	1,196	973
Transmission and distribution	13,381	8,055	12,998
General plant and equipment	13,980	6,373	2,581
Developer financed utility plant	3,178	6,182	9,291
Wastewater facilities	490	2,081	3,111
NSRWRC	7,028	---	---
Allowance for Funds Used During Construction, AFUDC	(759)	(324)	(288)

Total	$45,057	$26,736	$30,890

Mountain Hill	4,772	---	---

We have planned to invest approximately $31.9 million in utility plant in 2009.  Developers are expected to finance an additional $8.3 million in utility plant construction.  Of the $31.9 million we expect to invest in 2009, approximately $7.6 million will be invested in transmission and distribution facilities.  Approximately $1.0 million of this amount will be invested in the relocations of facilities as a result of government mandates and renewals associated with the rehabilitation of aging infrastructure.  We also plan to invest $1.7 million in order to provide an additional 21,000 feet of main to increase supply and offer additional fire protection in the Middletown/Townsend Area of New Castle County, Delaware.  The remaining $4.9 million of this investment in new transmission and distribution facilities will be to improve our system hydraulics and address service needs in growth areas of our service territory.  In addition, we plan to invest another $2.0 million for new treatment facilities, equipment and wells throughout Delaware to identify, develop, treat and protect sources of water supply to assure uninterrupted service to our customers.  Also, included in the total investments above is approximately $1.1 million we plan to invest for a booster station and 4,000 feet of main for our Delaware water utility to provide water to our Maryland water utility in order to supply water service to the Cecil County growth corridor.

An additional expenditure of approximately $1.8 million is anticipated to complete the renovation of our existing office building in New Castle County in 2009.  An additional $2.9 million will be spent on wastewater projects in Sussex County, Delaware.  We plan to continue our investment in the growth corridor in Cecil County, Maryland, investing $3.9 million to upgrade the Artesian Water Maryland water system following the purchase of water assets from Cecil County in 2009.  Additionally, $11.7 million is planned to be invested in Artesian Wastewater Maryland following the purchase of wastewater assets from the Cecil County in 2009.  Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Financing

We have several sources of liquidity to finance our investment in utility plant and other fixed assets.  We estimate that the projected investment of approximately $31.9 million will be financed by our operations and external sources, including a combination of capital investment as well as short-term borrowings under our revolving credit agreements discussed below.  Developers are expected to finance, through contributions in aid of construction, an additional $8.3 million of capital expenditures, which includes the installation of mains and hydrants in new developments.

Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by the DEPSC.

At December 31, 2008, Artesian Water and Artesian Water Maryland had two shared lines of credit of $20 million each to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of December 31, 2008, we had $32.2 million of available funds under these lines.  The interest rate for borrowings under one of these lines is the London Interbank Offering Rate, or “LIBOR,” plus 0.75% or, at our discretion, the bank’s federal funds rate plus 1.00%.  The interest rate for borrowings under the other line of credit is the LIBOR plus 1.00% or, at our discretion, the bank’s federal funds rate plus 1.00%.  Each bank reviews all of their facilities annually for renewal.

At December 31, 2008, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $10.0 million, respectively, to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of December 31, 2008, Artesian Wastewater had $4.2 million of available funds while Artesian Utility had not borrowed funds under its line of credit. The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%.  The bank reviews its facilities annually for renewal.

Although we believe we will continue to be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.  Current economic conditions and disruptions have caused substantial volatility in capital markets, including credit markets and the banking industry.  We believe that internally generated funds along with existing credit facilities will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements.

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC.  Under the terms of the agreement, Artesian Resources acts as the guarantor of NSRWRC’s $10 million construction loan secured by land.  As of December 31, 2008 NSRWRC had $3.3 million of available funds under the construction loan.  The interest rate on this guaranteed debt is variable based on LIBOR Advantage Rate plus 225 basis points.  In the event of a default by NSRWRC, Artesian Resources shall pay the bank the amount due of the obligations or, on demand of the bank, immediately deposit all amounts due under the obligation.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit (in thousands)	$20,286	$	-----	$	-----	$	-----

On August 1, 2008, Artesian Water Maryland executed a promissory note in the amount of approximately $2.3 million to Sunrise, that bears interest at a variable interest rate based upon the London Interbank Offering Rate plus 150 basis points.  The Note is payable in four equal installments, commencing on the first anniversary of the closing date.  The Note is secured by a first lien security interest in all of Mountain Hill’s assets in favor of Sunrise and is guaranteed by Artesian Resources.

We may, from time to time, sell our securities to meet capital requirements.  The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.  However, due to current economic conditions and disruptions in the financial markets, which have increased the cost and significantly reduced the availability of debt and equity financing, there is a higher than usual risk that we may be unable to raise additional funds on acceptable terms or at all.  Artesian Water’s trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66 ⅔% of total capitalization.  Our debt to total capitalization, including the short-term portion thereof, was 55.8% at December 31, 2008.

On June 21, 2007, Artesian Water, Artesian Utility, and Artesian Wastewater entered into an agreement with a financial institution to invest excess funds overnight, with interest paid at the overnight $100,000 repurchase rate established each day by the bank.  As of December 31, 2008, the interest rate was 0.1%.

We expect to fund our activities for the next twelve months using our available cash balances and bank credit lines, plus projected cash generated from operations and the capital markets.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First Mortgage Bonds (Principal and Interest)	$6,568	$13,135	$13,144	$185,413	$218,260
State revolving fund loans	590	1,180	1,180	5,479	8,429
Note Payable (Principal and Interest)	660	1,240	580	---	2,480
Operating leases	177	142	94	1,802	2,215
Unconditional purchase obligations	3,050	6,100	6,109	24,412	39,671
Tank painting contractual obligation	374	562	---	---	936
Total contractual cash obligations	$11,419	$22,360	$21,107	$217,106	$271,992

Long-term debt obligations reflect the maturities of certain series of our first mortgage bonds, which we intend to refinance when due.  Current economic conditions and disruptions have caused substantial volatility in capital markets, including credit markets and the banking industry and have increased the cost and significantly reduced the availability of credit from financing sources, which may continue or worsen in the future.  In the event we are unable to refinance our first mortgage bonds when due and the borrowings are called for payment, we will have to seek alternative financing sources, although there can be no assurance that these alternative financing sources will be available on terms acceptable to us.  The state revolving fund loan obligation has an amortizing mortgage payment payable over a 20-year period, and will be refinanced as future securities are issued.  Both the long-term debt and the state revolving fund loan have certain financial covenant provisions, the violation of which could result in default and require the obligation to be immediately repaid, including all interest.  We have not experienced conditions that would result in our default under these agreements, and we do not anticipate any such occurrence.  Payments for unconditional purchase obligations reflect minimum water purchase obligations based on rates that are subject to change under our interconnection agreement with the Chester Water Authority.

On December 1, 2008, Artesian Water Company and CoBank, ACB, or CoBank, entered into a Bond Purchase Agreement, or the Agreement, relating to the issue and sale by the Company to CoBank of a $15 million principal amount First Mortgage Bond, or the Bond, Series S, due December 31, 2033, or the Maturity Date.  The Bond was issued pursuant to the Company’s Indenture of Mortgage dated as of July 1, 1961, as amended and supplemented by supplemental indentures, including the Twentieth Supplemental Indenture, dated as of December 1, 2008 or the Supplemental Indenture, from the Company to Wilmington Trust Company, as Trustee, or the Indenture.  The Indenture is a first mortgage lien against substantially all of the Company’s utility plant.  Proceeds of the sale of the Bond were used to repay short-term indebtedness which was used to finance the expansion of the Company’s headquarters building in New Castle County, Delaware.  The issuance of the Bond was approved by the Delaware Public Service Commission on November 21, 2008.

The Bond carries an annual interest rate of 6.73% through March 1, 2016, or the Initial Period.  After March 16, 2016, the Company can request that the annual interest rate be fixed by CoBank in its sole and absolute discretion for a period through the Maturity Date or for such shorter periods as mutually agreed by the Company and CoBank.  Interest is payable on the first business day of January, April, July and October in each year, beginning with the first business day of January 2009, until the Company’s obligation with respect to the payment of such principal and interest shall be discharged.  In addition, the Bond is subject to redemption in a principal amount equal to $150,000 per calendar quarter, payable on the first business day of January, April, July and October in each year, beginning with the first business day of January 2009, with all remaining principal due and payable on December 31, 2033.  Overdue payments of such principal and interest shall bear interest as provided in the Supplemental Indenture.

The Agreement contains customary default provisions where the Bond will become due and payable no less than 30 days from notice received by CoBank, referred to as “Events of Redemption.”  In the event that any Event of Redemption should occur and be continuing, CoBank shall have the right to require the Company, and the Company shall be obligated, to redeem all bonds then held by CoBank.  The bonds shall be redeemed at a price equal to the sum of (i) the aggregate principal amount to be redeemed, (ii) the interest accrued thereon through the date of redemption and (iii) a make-whole amount as described in the Supplemental Indenture.  The Bond was issued in a private placement in reliance on exemptions from registration under the Securities Act of 1933, pursuant to the terms of the Bond Purchase Agreement.

Off-Balance Sheet Arrangements

In connection with the purchase of the treatment facility site, as of June 30, 2008, Artesian Utility agreed to commit $3.0 million, payable over 10 years, to NSRWRC.  The net present value of this obligation as of December 31, 2008 is approximately $2.2 million.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141.  SFAS No. 141(R) establishes principles for recognizing assets and liabilities acquired in a business combination, contractual contingencies and certain acquired contingencies to be measured at their fair values at the acquisition date.  This statement requires that acquisition-related costs and restructuring costs be recognized separately from the business combination.  SFAS No. 141(R) is effective for fiscal years beginning January 1, 2009.  The Company expects to adopt this statement effective January 1, 2009 and does not expect it to have a material effect on the financial statements.

In December 2007, the FASB issued SFAS No.160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.”  This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  This statement requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning January 1, 2009. The adoption of this statement will not have a material impact on the Company’s results of operations or financial position.

On February 12, 2008, the FASB issued FSP No. SFAS 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.  The Company does not expect it to have a material effect on the financial statements.

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

Caution  Regarding forward-looking Statements

Statements in this Annual Report on Form 10-K which express our “belief,” “anticipation” or “expectation,” as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans for our water and wastewater subsidiaries, customer base growth opportunities in Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, the impact of weather on our operations and the execution of our strategic initiatives, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, increases to purchased water and electricity expense, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, plans to increase our wastewater treatment operations and other revenue streams less affected by weather, appropriate investment in infrastructure regarding the filing of the certification of sufficient sources of self-supply, expected future contributions to our postretirement benefit plan, and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Certain factors as discussed under Item 1A -Risk Factors, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as representation of the Company’s views as of any date subsequent to the date of the filing of this Annual Report on Form 10-K.

Item 7A. – Quantitative and Qualitative Disclosure About Market Risk.

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have interest rates ranging from 4.75% to 8.17% and final maturity dates ranging from 2019 to 2043. We are also exposed to market risk associated with changes in commodity prices. Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers. We have also sought to mitigate future significant electric price increases by signing a two year supply contract, at a fixed price.

Item 8. -  Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS
In thousands
ASSETS	December 31, 2008	December 31, 2007
Utility plant, at original cost less accumulated depreciation	$318,243	$272,396
Current assets
Cash and cash equivalents	2,894	2,520
Accounts receivable (less reserve for bad debts 2008 - $106; 2007-$283)	4,224	5,499
Unbilled operating revenues	3,597	3,198
Materials and supplies (at cost on FIFO basis)	1,147	1,192
Prepaid property taxes	1,119	1,058
Prepaid expenses and other	491	857
Total current assets	13,472	14,324
Other assets
Non-utility property (less accumulated depreciation 2008-$179; 2007-$177)	9,436	2,032
Other deferred assets	4,992	4,156
Total other assets	14,428	6,188
Regulatory assets, net	2,563	1,681
	$348,706	$294,589

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$7,401	$7,300
Preferred stock	---	---
Additional paid-in capital	66,699	65,363
Retained earnings	13,694	12,469
Total stockholders' equity	87,794	85,132
Long-term debt, net of current portion	107,555	91,757
	195,349	176,889
Current liabilities
Lines of credit	20,286	898
Current portion of long-term debt	1,516	316
Accounts payable	4,556	3,225
Accrued expenses	2,868	2,483
Overdraft payable	784	1,672
Deferred income taxes	363	301
Interest accrued	1,251	326
Customer deposits	556	746
Other	2,197	1,877
Total current liabilities	34,377	11,844

Commitments and contingencies (Note 10)

Deferred credits and other liabilities
Net advances for construction	21,089	23,840
Postretirement benefit obligation	812	868
Deferred investment tax credits	715	740
Deferred income taxes	29,523	25,170
Total deferred credits and other liabilities	52,139	50,618

Net contributions in aid of construction	66,841	55,238
	$348,706	$294,589
The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts
	For the Year Ended December 31,
	2008	2007	2006

Operating revenues
Water sales	$50,101	$48,461	$44,272
Other utility operating revenue	2,019	1,699	1,268
Non-utility operating revenue	4,065	2,364	1,725
Sale of land	---	---	1,322
	56,185	52,524	48,587
Operating expenses
Utility operating expenses	28,154	26,834	24,314
Non-utility operating expenses	2,717	1,760	1,419
Depreciation and amortization	5,782	5,162	4,610
Taxes
State and federal income
Current	74	608	162
Deferred	4,353	3,526	3,725
Property and other	3,199	2,868	2,562
	44,279	40,758	36,792

Operating income	11,906	11,766	11,795

Other income, net
Allowance for funds used during construction	759	324	288
Miscellaneous	366	478	325
	1,125	802	613

Income before interest charges	13,031	12,568	12,408

Interest charges	6,613	6,305	6,337

Net income	6,418	6,263	6,071

Net income applicable to common stock	$6,418	$6,263	$6,071

Income per common share:
Basic	$0.87	$0.92	$1.00
Diluted	$0.86	$0.90	$0.97

Weighted average common shares outstanding:
Basic	7,353	6,787	6,055
Diluted	7,427	6,936	6,235

Cash dividends per share of common stock	$0.71	$0.67	$0.61
The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands	For the Year Ended December 31,
	2008		2007		2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$6,418		$6,263		$6,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		5,782		5,162		4,609
Deferred income taxes, net		4,390		3,657		3,711
Stock compensation		122		196		322
Allowance for funds used during construction		(759)		(324)		(288)
Sale of land		---		---		(1,322)

Changes in assets and liabilities:
Accounts receivable, net of reserve for bad debts		1,275		(2,083)		865
Unbilled operating revenues		(399)		(543)		(281)
Materials and supplies		45		(138)		(46)
Income tax receivable		---		---		---
Prepaid property taxes		(61)		(134)		(73)
Prepaid expenses and other		366		(101)		(221)
Other deferred assets		(836)		(495)		(78)
Regulatory assets		(882)		200		(7)
Accounts payable		1,331		435		---
Accrued expenses		385		(804)		1,339
State and federal income taxes		---		---		(113)
Interest accrued		925		(34)		7
Customer deposits and other, net		129		428		(1,602)
Postretirement benefit obligation		(56)		(59)		(170)
NET CASH PROVIDED BY OPERATING ACTIVITIES		18,175		11,626		12,723

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures (net of AFUDC)		(45,057)		(26,736)		(30,890)
Investments in acquisitions		(4,772)		---		---
Proceeds from sale of assets		62		27		33
Proceeds from sale of land		---		---		1,330
Investments from unconsolidated affiliates		---		2		37
NET CASH USED IN INVESTING ACTIVITIES		(49,767)		(26,707)		(29,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit agreements		19,388		(7,008)		6,120
(Decrease) increase in overdraft payable		(888)		(318)		573
Net advances and contributions in aid of construction		2,667		6,839		12,334
Increase in deferred debt issuance costs		1		110		41
Net proceeds from issuance of common stock		1,314		21,329		1,766
Dividends		(5,193)		(4,455)		(3,714)
Issuance of long-term debt		15,000		---		---
Principal repayments of long-term debt		(323)		(310)		(298)
NET CASH PROVIDED BY FINANCING ACTIVITIES		31,966		16,187		16,822

NET INCREASE IN CASH AND CASH EQUIVALENTS		374		1,106		55

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		2,520		1,414		1,359

CASH AND CASH EQUIVALENTS AT END OF YEAR		$2,894		$2,520		$1,414

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions		$7,101	$	---	$	---

Artesian Water Maryland, Inc. acquired all the outstanding
membership interests of Mountain Hill Water Company, LLC
for approximately $7.1 million. In conjunction with the
acquisition, liabilities were assumed as follows:

Fair value of assets acquired		$7,093	$	---	$	---
Cash paid for membership interests		(4,772)		---		---
Liabilities assumed		$2,321	$	---	$	---

Supplemental Disclosures of Cash Flow Information:
Interest paid		$5,576		$6,230		$6,228
Income taxes paid	$	---		$725		$261

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
In thousands
	Common Shares Outstanding Class A Non-Voting (1) (4) (5) (6)	Common Shares Outstanding Class B Voting (2) (4)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings (2)	Total (2)

Balance as of December 31, 2005	5,139	882	$3,426	$588	$43,469	$10,330	$57,813

Net income	---	---	---	---	---	6,071	6,071
Cash dividends declared
Common stock	---	---	---	---	---	(3,714)	(3,714)
Issuance of common stock
Stock split	---	---	1,721	294		(2,025)	(10)
Officer bonus	9	---	6	---	183	---	189
Dividend reinvestment plan	15	---	14	---	321	---	335
Employee stock options and awards	12	---	10	---	551	---	561
Employee Retirement Plan(3)	29	---	27	---	528	---	555
Balance as of December 31, 2006	5,204	882	$5,204	$882	$45,052	$10,662	$61,800

Net income	---	---	---	---	---	6,263	6,263
Cash dividends declared
Common stock	---	---	---	---	---	(4,455)	(4,455)
Issuance of common stock
Stock Issuance	1,129	---	1,129	---	19,290	(1)	20,418
Dividend reinvestment plan	18	---	18	---	326	---	344
Employee stock options and awards	50	---	50	---	374	---	424
Employee Retirement Plan(3)	17	---	17	---	321	---	338
Balance as of December 31, 2007	6,418	882	$6,418	$882	$65,363	$12,469	$85,132

Net income	---	---	---	---	---	6,418	6,418
Cash dividends declared
Common stock	---	---	---	---	---	(5,193)	(5,193)
Issuance of common stock
Dividend reinvestment plan	18	---	18	---	299	---	317
Employee stock options and awards	60	---	60	---	674	---	734
Employee Retirement Plan(3)	23	---	23	---	363	---	386
Balance as of December 31, 2008	6,519	882	$6,519	$882	$66,699	$13,694	$87,794

(1)	At December 31, 2008, 2007, and 2006, Class A Non-Voting Common Stock had 15,000,000 shares authorized. For the same periods, shares issued were 6,543,606, 6,442,805 and 5,228,284, respectively.
(2)	At December 31, 2008, 2007, and 2006, Class B Common Stock had 1,040,000 shares authorized and 882,000 shares issued.
(3)	Artesian Resources Corporation registered 500,000 shares of Class A Non-Voting Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
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

The consolidated financial statements include the accounts of Artesian Resources Corporation, or Artesian Resources, and its wholly owned subsidiaries, including its principal operating company, Artesian Water Company, Inc., or Artesian Water.  In the opinion of the Company, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's balance sheet position as of December 31, 2008 and the results of operations for the twelve month periods ended December 31, 2008, 2007 and 2006 and cash flows for the twelve month periods ended December 31, 2008, 2007 and 2006.  In addition, in accordance with Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No, 51,” or FIN 46(R), the Company consolidates variable interest entities for which it is deemed to be the primary beneficiary.  All inter-company transactions and balances have been eliminated in consolidation (refer to Note 11 “Northern Sussex Regional Water Recycling Complex, LLC”).

Reclassification

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.  These reclassifications had no effect on net income or stockholders' equity.

Utility Subsidiary Accounting

The accounting records of Artesian Water and Artesian Wastewater Management, Inc, or Artesian Wastewater, are maintained in accordance with the uniform system of accounts as prescribed by the Delaware Public Service Commission or the DEPSC.  The accounting records of Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, are maintained in accordance with the uniform system of accounts as prescribed by the Pennsylvania Public Utility Commission or the PAPUC.  The accounting records of Artesian Water Maryland, Inc., or Artesian Water Maryland, and Artesian Wastewater Maryland, Inc., or Artesian Wastewater Maryland, are maintained in accordance with the uniform system of accounts as prescribed by the Maryland Public Service Commission or the MDPSC.  All five subsidiaries follow the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," which provides guidance for companies in regulated industries.

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

In accordance with a rate order issued by the DEPSC, Artesian Water accrues an Allowance for Funds Used During Construction or AFUDC.  AFUDC, which represents the cost of funds devoted to construction projects through the date the project is placed in service, is capitalized as part of construction work in progress.  The rate used for the AFUDC calculation is based on Artesian Water's weighted average cost of debt and the rate of return on equity authorized by the DEPSC.  The rate used to capitalize AFUDC in 2008, 2007, and 2006 was 7.9%, 8.1%, and 7.8%, respectively.

Utility plant comprises:
In thousands		December 31,
	Estimated Useful Life In Years	2008	2007
Utility plant at original cost
Utility plant in service-Water
Intangible plant	---	$140	$140
Source of supply plant	45-85	15,785	15,231
Pumping and water treatment plant	35-62	53,205	46,808
Transmission and distribution plant
Mains	81	169,311	155,927
Services	39	28,016	26,162
Storage tanks	76	22,214	17,376
Meters	26	12,508	10,728
Hydrants	60	9,018	8,359
General plant	3-31	41,627	26,727

Utility plant in service-Wastewater
Treatment and Disposal Plant	35-62	11,308	7,563
Collection Mains & Lift Stations	81	4,059	83
General plant	3-31	602	244

Property held for future use	---	1,976	5,618
Construction work in progress	---	7,082	4,325
		376,851	325,291
Less – accumulated depreciation		58,608	52,895
		$318,243	$272,396

Depreciation and Amortization

For financial reporting purposes, depreciation is recorded using the straight-line method at rates based on estimated economic useful lives, which range from 3 to 85 years.  Composite depreciation rates for utility plant were 2.24%, 2.12% and 2.12% for 2008, 2007 and 2006, respectively.  In a rate order issued by the DEPSC, the Company was directed effective January 1, 1998 to begin using revised depreciation rates for utility plant.  In rate orders issued by the DEPSC, Artesian Water was directed, effective May 28, 1991 and August 25, 1992, to offset depreciation recorded on utility plant by depreciation on utility property funded by Contributions in Aid of Construction, CIAC, and Advances for Construction, Advances, respectively.  This reduction in depreciation expense is also applied to outstanding CIAC and Advances.  Other deferred assets are amortized using the straight-line method over applicable lives, which range from 2 to 40 years.

Regulatory Assets

In accordance with SFAS No. 71, certain expenses are recoverable through rates charged to our customers, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the DEPSC, the MDPSC, and the PAPUC.  Expenses related to rate proceedings and applications to increase rates are amortized on a straight-line basis over a period of two years.  The postretirement benefit obligation (see Note 9 “Employee Benefit Plans”), which is being amortized over twenty years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments.  The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customers reverse.  Goodwill is the result of the Mountain Hill acquisition, as described in Note 13, and is currently being amortized on a straight-line basis over a period of fifty years in accordance with SFAS No. 71.  SFAS No.71 stipulates generally accepted accounting principles for companies whose rates are established by or are subject to approval by a third-party regulatory agency.  Deferred acquisition costs are the result of due diligence costs related to the proposed purchase agreements for water and wastewater facilities in Cecil County, Maryland, which are expected to close on or before June 30, 2009.

Regulatory assets at December 31, net of amortization, comprise:

In thousands	2008	2007

Postretirement benefit obligation	$924	$968
Deferred income taxes recoverable in future rates	552	567
Goodwill	370	---
Deferred acquisition costs	341	---
Expense of rate proceedings	376	141
Other	---	5
	$2,563	$1,681

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

Other Deferred Assets

Debt issuance costs are amortized over the term of the related debt, which range from 10 to 30 years.  The investment in Co-Bank, which is a cooperative bank, is related to certain outstanding First Mortgage Bonds and is a required investment in the bank based on the underlying long term debt agreements.  Other deferred assets increased by approximately $0.6 million, primarily in relation to the Mountain Hill acquisition.

Other deferred assets at December 31, net of amortization, comprise:

In thousands	2008	2007

Debt issuance cost	$2,471	$2,472
Investment in Co-Bank	1,660	1,411
Other	861	273
	$4,992	$4,156

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

Contributions in Aid of Construction

CIAC includes the non-refundable portion of advances for construction and direct contributions of water mains, services and hydrants, and wastewater treatment facilities and collection systems, or cash to reimburse our water and wastewater divisions for costs to construct water mains, services and hydrants, and wastewater treatment and disposal plant.

Income Taxes

Deferred income taxes are provided in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" on all differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements based on the enacted tax rates expected to be in effect when such temporary differences are expected to reverse.  The Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” effective January 1, 2007 and after analyzing our various tax positions determined that no further entry, recognition or derecognition were required.  The Company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.

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

Stock Compensation Plans

On May 25, 2005, the Company’s stockholders approved a new Equity Compensation Plan, which authorizes up to 500,000 shares of Class A Non-Voting Common Stock for issuance, referred to as the 2005 Equity Compensation Plan.  Since May 25, 2005, no additional grants have been made under the Company’s other stock-based compensation plans that were previously available.  On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment.”  Compensation costs in the amount of $127,000, $215,000 and $499,000 for awards and options granted in 2008, 2007 and 2006 respectively, were determined based on the fair value at the grant dates and those costs are being charged to income over the service period associated with the grants.  Of the $499,000 in 2006, $240,000 was associated with stock awards, $177,000 was associated cash payments for taxes, and $82,000 was the amount amortized for stock options awarded in 2006 and 2005.  Of the $215,000 in 2007, $47,000 was associated with stock awards, $19,000 was associated cash payments for taxes, and $149,000 was the amount amortized for stock options awarded in 2007 and 2006.  Of the $127,000 in 2008, $8,000 was associated with stock awards, $5,000 was associated cash payments for taxes, and $114,000 was the amount amortized for stock options awarded in 2008 and 2007.

There was no stock compensation cost capitalized as part of an asset.

The fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants issued in 2008, 2007 and 2006 under the 2005 Equity Compensation Plan (See Note 8 “Stock Compensation Plans”).

	2008	2007	2006
Dividend Yield	3.6%	3.3%	2.9%
Expected Volatility	.25	.27	.24
Risk Free Interest Rate	3.45%	4.69%	5.03%
Expected Term	6.93 years	6.65 years	3.26 years

The expected dividend yield was based on a 12 month rolling average of the current dividend yield.  The expected volatility is the standard deviation of the change in the natural logarithm of the stock price (expressed as an annual rate) for the expected term shown above.  The expected life was based on historic exercise patterns for similar grants.  The risk free interest rate is the 7-year Treasury Constant Maturity rate as of the date of the grant for 2008 and 2007, and 3-year for 2006 grants.

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

Non-utility operating revenue is primarily derived from the design, construction and operation of contract water and wastewater projects.  The Company recognizes non-utility operating revenue ratably over the service period with markup for overhead and profit.  The Company records contract monthly fees for non-utility operating revenue when billed to the customer.

Other operating revenue includes wastewater service revenue derived from monthly fixed fees billed to customers, and which is recorded when billed.  Service line protection plan revenues are billed quarterly and the revenue recognized when billed.

Accounts Receivable

Accounts receivable are recorded at the invoiced amounts.  The reserve for bad debts is the Company's best estimate of the amount of probable credit losses in our existing accounts receivable.  The Company reviews the reserve for bad debts on a quarterly basis.  Account balances are written off against the reserve when it is probable the receivable will not be recovered.  The allowance for doubtful accounts was $0.1 million at December 31, 2008 and $0.3 million at December 31, 2007.  The corresponding expense is for the year ended December 31, 2008 and 2007 was $0.2 million and $0.3 million, respectively.  The following table summarizes the changes in the Company’s accounts receivable balance:

	December 31,
In thousands	2008	2007

Customer Accounts Receivable – Water	$2,637	$4,437
Other	1,693	1,345
	4,330	5,782
Less allowance for doubtful accounts	106	283
Net accounts receivable	$4,224	$5,499

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, Artesian Resources considers all temporary cash investments with an original maturity of three months or less to be cash equivalents.  Artesian Water, Artesian Wastewater, and Artesian Utility utilize their bank's zero balance account disbursement service to reduce the use of their lines of credit by funding checks as they are presented to the bank for payment rather than at issuance.  If the checks currently outstanding, but not yet funded, exceed the cash balance on our books, the net liability is recorded as a current liability on the consolidated balance sheet in the Overdraft Payable account.

Concentration s of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of operating cash in excess of FDIC insured limits and temporary cash investments.

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

Long-term Financial Liabilities

The fair value of Artesian Resources' long-term debt as of December 31, 2008 and 2007, determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities as guided under SFAS 107, are shown as below:

In thousands	December 31,
	2008	2007
Carrying amount	$107,555	$91,757
Estimated fair value	113,214	92,600

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

As of December 31, 2008, Artesian Resources has federal net operating loss carry-forwards aggregating approximately $12.4 million, which will expire if unused by 2028.  As of December 31, 2008, Artesian Resources has separate company state net operating loss carry-forwards aggregating approximately $19.9 million.  These net operating loss carry-forwards will expire if unused between 2009 and 2028.  Artesian Resources has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of the state net operating loss carry-forwards.  Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets.  The valuation allowance decreased from approximately $88,000 in 2007 to approximately $71,000 in 2008.

At December 31, 2008, for federal income tax purposes, there were alternative minimum tax credit carry-forwards aggregating $2.5 million resulting from the payment of alternative minimum tax in prior years.  These alternative minimum tax credit carry-forwards may be carried forward indefinitely to offset future regular federal income taxes.

In June 2006, FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”.  The Company adopted this statement effective January 1, 2007 and after analyzing Artesian’s various tax positions determined that no further entry, recognition or derecognition were required.  The Company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.  There were no such charges for the period ended December 31, 2008.  Additionally, there were no accruals relating to interest or penalties as of December 31, 2008.  The Company remains subject to examination by federal and state authorities for tax years 2005 through 2008.

Components of Income Tax Expense
In thousands	For the Year Ended December 31,
State income taxes	2008	2007		2006
Current	$74	$ ---		$42
Deferred	887	866		741
Total state income tax expense	$961	$866		$783
	For the Year Ended December 31,
Federal income taxes	2008	2007		2006
Current	$ ---	$608		$120
Deferred	3,466	2,660		2,984
Total federal income tax expense	$3,466	$3,268	$	$3,104

Reconciliation of effective tax rate:
	For the Year Ended December 31,
In thousands	2008	2008	2007	2007	2006	2006
	Amount	Percent	Amount	Percent	Amount	Percent
Reconciliation of effective tax rate
Income before federal and state income taxes	$10,899	100.0	$10,397	100.0	$9,993	100.0

Amount computed at statutory rate	3,706	34.0	3,535	34.0	3,398	34.0
Reconciling items
State income tax-net of federal tax benefit	678	6.2	571	5.5	466	4.7
Other	43	0.4	28	0.3	23	0.2
Total income tax expense and effective rate	$4,427	40.6	$4,134	39.8	$3,887	38.9

Deferred income taxes at December 31, 2008, 2007, and 2006 were comprised of the following:
	For the Year Ended December 31,
In thousands	2008	2007	2006

Deferred tax assets related to:
Federal alternative minimum tax credit carry-forwards	$2,495	$2,550	$1,941
Federal and state operating loss carry-forwards	5,330	3,500	5,384
Bad debt allowance	83	120	83
Valuation allowance	(71)	(88)	(121)
Stock options	---	---	145
Other	242	234	247
Total deferred tax assets	$8,079	$6,316	$7,679

Deferred tax liabilities related to:
Property plant and equipment basis differences	$(37,151)	$(31,087)	$(28,766)
Expenses of rate proceedings	(149)	(56)	(102)
Property taxes	(445)	(420)	(368)
Other	(220)	(224)	(232)
Total deferred tax liabilities	$(37,965)	$(31,787)	$(29,468)

Net deferred tax liability	$(29,886)	$(25,471)	$(21,789)

Deferred taxes, which are classified into a net current and non-current balance, are presented in the balance sheet as follows:

Current deferred tax liability	$(363)	$(301)	$(284)
Non-current deferred tax liability	(29,523)	(25,170)	(21,505)
Net deferred tax liability	$(29,886)	$(25,471)	$(21,789)

NOTE 4

PREFERRED STOCK

As of December 31, 2008 and 2007, Artesian Resources had no preferred stock outstanding.  The Company has 100,000 shares of $1.00 par value Series Preferred stock authorized but unissued.

NOTE 5

COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

The Class A Non-Voting Common Stock, Class A Stock, of Artesian Resources trades on the NASDAQ Global Market under the symbol ARTNA.  The Class B Common Stock of Artesian Resources trades on the NASDAQ's OTC Bulletin Board under the symbol ARTNB.OB.  One primary source of liquidity in 2007 was $20.4 million net proceeds from the issuance of approximately 1,219,000 shares of Class A Non-Voting Common Stock.

Under Artesian Resources' dividend reinvestment plan, which allows for reinvestment of cash dividends and optional cash payments, stockholders were issued 18,209, 17,791 and 15,388 shares (as adjusted for the June 30, 2006 three for two stock split) at fair market value for the investment of $317,000, $344,000, and $335,000 of their monies in the years 2008, 2007, and 2006, respectively.

NOTE 6

DEBT

Artesian Water and Artesian Water Maryland have available two shared unsecured lines of credit, with no financial covenant restrictions, totaling $40.0 million at December 31, 2008, which are renewable annually at each of the bank’s discretion.  The interest rate for borrowings under one of these lines is the London Interbank Offering Rate, or “LIBOR,” plus 0.75% or, at our discretion, the bank’s federal funds rate plus 1.00%.  The interest rate for borrowings under the other line of credit is the LIBOR plus 1.00% or, at our discretion, the bank’s federal funds rate plus 1.00%.  Each bank reviews all of their facilities annually for renewal.

At December 31, 2008 and 2007 we had $7.0 million and $0.9 million outstanding under these lines at average interest rates of 2.0% and 6.2%, respectively.  The maximum amount outstanding was $18.0 million and $7.4 million in 2008 and 2007, respectively.  The twelve-month average amount outstanding was approximately $12.7 million and $5.3 million at weighted average annual interest rates of 3.4% and 5.9% in 2008 and 2007, respectively.

At December 31, 2008, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $10.0 million, respectively, to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of December 31, 2008, Artesian Wastewater had $4.2 million of available funds while Artesian Utility had not borrowed funds under its line of credit. The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%.  The bank reviews its facilities annually for renewal.

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC.  Under the terms of the agreement, Artesian Resources acts as the guarantor of NSRWRC’s $10 million construction loan secured by land.  As of December 31, 2008 NSRWRC had $3.3 million of available funds under the construction loan.  The interest rate on the guarantee is variable based on LIBOR Advantage Rate plus 225 basis points.  In the event of a default by NSRWRC, Artesian Resources shall pay the bank the amount due of the obligations or, on demand of the bank, immediately deposit all amounts due under the obligation.

On August 1, 2008, Artesian Water Maryland executed a promissory note, the Note, in the amount of approximately $2.3 million to Sunrise, that bears interest at a variable interest rate based upon the London Interbank Offering Rate plus 150 basis points.  The Note is payable in four equal installments, commencing on the first anniversary of the closing date.  The Note is secured by a first lien security interest in all of Mountain Hill’s assets in favor of Sunrise and is guaranteed by Artesian Resources.

On December 1, 2008, Artesian Water Company and CoBank, ACB, entered into a Bond Purchase Agreement, or the Agreement, relating to the issue and sale by the Company to CoBank of a $15 million principal amount First Mortgage Bond, or the Bond, Series S, due December 31, 2033, or the Maturity Date.  The Bond was issued pursuant to the Company’s Indenture of Mortgage dated as of July 1, 1961, as amended and supplemented by supplemental indentures, including the Twentieth Supplemental Indenture, dated as of December 1, 2008 or the Supplemental Indenture, from the Company to Wilmington Trust Company, as Trustee, or the Indenture.  The Indenture is a first mortgage lien against substantially all of the Company’s utility plant.  Proceeds of the sale of the Bond were used to repay short-term indebtedness which was used to finance the expansion of the Company’s headquarters building in New Castle County, Delaware.  The issuance of the Bond was approved by the Delaware Public Service Commission on November 21, 2008.

The Bond carries an annual interest rate of 6.73% through March 1, 2016, or the Initial Period.  After March 16, 2016, the Company can request that the annual interest rate be fixed by CoBank in its sole and absolute discretion for a period through the Maturity Date or for such shorter periods as mutually agreed by the Company and CoBank.  Interest is payable on the first business day of January, April, July and October in each year, beginning with the first business day of January, 2009, until the Company’s obligation with respect to the payment of such principal and interest shall be discharged.  In addition, the Bond is subject to redemption in a principal amount equal to $150,000 per calendar quarter, payable on the first business day of January, April, July and October in each year, beginning with the first business day of January, 2009, with all remaining principal due and payable on December 31, 2033.  Overdue payments of such principal and interest shall bear interest as provided in the Supplemental Indenture.

The Agreement contains customary default provisions where the Bond will become due and payable no less than 30 days from notice received by CoBank, referred to as “Events of Redemption.”  In the event that any Event of Redemption should occur and be continuing, CoBank shall have the right to require the Company, and the Company shall be obligated, to redeem all bonds then held by CoBank.  The bonds shall be redeemed at a price equal to the sum of (i) the aggregate principal amount to be redeemed, (ii) the interest accrued thereon through the date of redemption and (iii) a make-whole amount as described in the Supplemental Indenture.  The Bond was issued in a private placement in reliance on exemptions from registration under the Securities Act of 1933, pursuant to the terms of the Bond Purchase Agreement.

As of December 31, 2008, 2007 and 2006, substantially all of Artesian Water's utility plant was pledged as security for the First Mortgage Bonds.  In addition, the trust indentures relating to these First Mortgage Bonds contain covenants which limit long-term debt, including the current portion thereof, to 66⅔% of total capitalization including the current portion of the long-term debt, and which, in certain circumstances, could restrict the payment of cash dividends.  As of December 31, 2008, however, no dividend restrictions were imposed under these covenants.

Long-term debt consists of:

	December 31,
In thousands	2008	2007
First mortgage bonds

Series O, 8.17%, due December 29, 2020	20,000	20,000
Series P, 6.58%, due January 31, 2018	25,000	25,000
Series Q, 4.75%, due December 1, 2043	15,400	15,400
Series R, 5.96%, due December 31, 2028	25,000	25,000
Series S, 6.73%, due December 31, 2033	15,000	---
	100,400	85,400

State revolving fund loans

4.48%, due August 1, 2021	3,209	3,387
3.57%, due September 1, 2023	1,201	1,261
3.64%, due May 1, 2024	1,940	2,025
	6,350	6,673

Notes Payable
Promissory Note, variable interest, due August 1, 2012	2,321	---
	2,321	---

Sub-total	109,071	92,073

Less: current maturities (principal amount)	1,516	316

Total long-term debt	$107,555	$91,757

Payments of principal due during the next five years and thereafter:

In thousands	2009	2010	2011	2012	2013	Thereafter
First Mortgage bonds	$600	600	600	600	600	97,400
State revolving fund loans	336	350	364	380	395	4,526
Notes Payable	580	580	580	580	---	---
Total payments	$1,516	1,530	1,544	1,560	995	101,926

NOTE 7

NON-UTILITY OPERATING REVENUE AND EXPENSES

Non-utility operating revenue consisted of $2,937,000, $1,942,000, and $1,458,000 recognized by Artesian Utility in 2008, 2007 and 2006, respectively.  In addition, $796,000 and $422,000 was from Artesian Resource's water and wastewater Service Line Protection Plans in 2008 and 2007 respectively.  The Service Line Protection Plans provide coverage for all material and labor required to repair or replace participants’ leaking water and leaking or clogged wastewater service lines up to an annual limit.  An additional $332,000 in revenue was recognized in 2008 from Artesian Consulting for design and engineering services to developers for residential and commercial development

Artesian Utility was formerly a one-third participant in a limited liability company called AquaStructure Delaware, L.L.C., or AquaStructure, that was dissolved on May 30, 2008.  The purpose of AquaStructure was to develop and market proposals for design, construction and operation of wastewater facilities.  In 1999, we began operating a 250,000-gallon per day wastewater facility for the town of Middletown, in southern New Castle County.  In 2002, AquaStructure completed construction of a 2.5 million gallon per day wastewater facility for Middletown.  Artesian Utility now operates this facility for Middletown under a 20-year contract that expires on February 1, 2021.  This agreement shall be extended for an additional twenty years unless advance notice is given.

Non-utility operating expenses are as follows:

In thousands	2008	2007	2006

Artesian Utility	$1,934	$1,528	$1,205
Artesian Resources	562	232	211
Artesian Consulting	221	---	---
Artesian Development	---	---	3
Total	$2,717	$1,760	$1,419

NOTE 8

STOCK COMPENSATION PLANS

In 1992, the Company instituted the 1992 Non-Qualified Stock Option Plan, which was subsequently amended in 1998.  The number of authorized shares was 375,000.  Options to purchase shares of Class A Stock were granted to employees and directors of the Company.  Employees who were not executive officers or directors were eligible to receive options priced at not less than 85% of the fair market value on the date of grant, option prices for directors and officers of the Company was 90% of the fair market value.  Effective May 25, 2005, no additional grants will be made from this plan.

In 1996, the Company instituted the Incentive Stock Option Plan under which the Company was authorized to grant options up to 150,000 shares of Class A Stock to its key employees and officers.  Options were granted at the fair market value on the date of grant.  The Company accelerated vesting for certain incentive stock options held by officers and directors in anticipation of the Company’s adoption of SFAS 123(R) effective January 1, 2006.  Effective May 25, 2005, no additional grants will be made from this plan.

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

The following summary reflects changes in the shares of Class A Stock under option:

	2008 Shares	2008 Weighted Average Exercise Price	2007 Shares	2007 Weighted Average Exercise Price	2006 Shares	2006 Weighted Average Exercise Price
Plan options
Outstanding at beginning of year	574,696	$14.62	595,699	$13.83	571,686	$13.29
Granted	33,750	$18.43	33,750	$19.56	33,750	$21.11
Exercised	(59,525)	$10.46	(48,003)	$7.61	(9,577)	$7.28
Canceled	(18,000)	$20.23	(6,750)	$19.56	(160)	$18.46
Outstanding at end of year	530,921	$15.14	574,696	$14.62	595,699	$13.83

Options exercisable at year end	497,171	$14.92	547,696	$14.38	561,949	$13.40

Weighted average fair value of
options granted during the year		$18.43		$19.56		$21.11

The weighted-average grant-date fair value of options granted during 2008, 2007, and 2006 were $3.60, $4.85, and $3.81 respectively.  The total intrinsic value of options exercised during 2008 was $432,000.  There were no fully vested shares granted during 2008.  During 2008, we received $622,000 in cash from the exercise of options, with a $418,000 tax benefit realized during the period.

The following tables summarize information about employee and director stock options outstanding at December 31, 2008:

Options Outstanding
Range of Exercise Price	Shares Outstanding at December 31, 2008	Weighted Average Remaining Life	Weighted Average Exercise Price
$8.50 - $16.13	330,671	3.25 Years	$12.40
$18.43 - $21.11	200,250	7.62 Years	$19.66

Options Exercisable
Range of Exercise Price	Shares Exercisable at December 31, 2008	Weighted Average Exercise Price
$8.50 - $16.13	330,671	$12.40
$18.43 - $21.11	166,500	$19.91

As of December 31, 2008, there was $44,604 of total unrecognized expense related to nonvested option shares granted under the Plan.  That cost will be recognized over the remaining 0.4 years vesting period of the unvested options.

NOTE 9

EMPLOYEE BENEFIT PLANS

401(k) Plan

Artesian Resources has a defined contribution 401(k) Salary Deduction Plan, or the “401(k) Plan,” which covers substantially all employees.  Under the terms of the 401(k) Plan, Artesian Resources contributed 2% of eligible salaries and wages and matches employee contributions up to 6% of gross pay at a rate of 50%.  Artesian Resources may, at its option, make additional contributions of up to 3% of eligible salaries and wages.  No such additional contributions were made in 2008, 2007 and 2006.  The 401(k) Plan expenses, which include Company contributions and administrative fees, for the years 2008, 2007 and 2006, were approximately $617,000, $541,000, and $527,000, respectively.

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

Artesian Water recognized an offsetting regulatory asset with respect to the SFAS 106 liability.  This asset is recorded based on the DEPSC order, which permits Artesian Water to continue recovery of postretirement health care and life insurance expense on a pay-as-you-go basis for the remaining eligible employees.  Artesian Water expects its SFAS 106 obligation and related expense recovery to cover a period of approximately 20 years (based on the age and life expectancy of the remaining eligible participants).  Further, expense recovery as a percentage of rates is expected to remain generally constant over the initial years, and then decline until the obligation is liquidated.  Amounts charged to expense were $44,000, $59,000, and $70,000 for 2008, 2007 and 2006, respectively.

Supplemental Pension Plan

Effective October 1, 1994, Artesian Water established a Supplemental Pension Plan, or the “Supplemental Plan,” to provide additional retirement benefits to full-time employees hired prior to April 26, 1994.  The Supplemental Plan is a defined contribution plan that enables employees to save for future retiree medical costs, which will be paid by employees.  The Supplemental Plan accomplishes this objective by providing additional cash resources to employees upon a termination of employment or retirement, to meet the cost of future medical expenses.  Artesian Water has established a contribution based upon each employee's years of service ranging from 2% to 6% of eligible salaries and wages.  Artesian Water also provides additional benefits to individuals who were over age 50 as of January 1, 1994.  These individuals are referred to as the "Transition Group."  Effective November 1, 1994, individuals eligible for the Transition Group had the opportunity to defer compensation to the Supplemental Plan, and to receive a transition matching contribution for 5 years.  Each one-dollar of eligible salaries and wages deferred by the Transition Group was matched with three, four, or five dollars by Artesian Water based on the employee's years of service subject to certain limitations under the federal tax rules.  Plan expenses, which include Company contributions and administrative fees, for the years 2008, 2007 and 2006 were approximately $276,000, $288,000, and $276,000, respectively.

The Company uses December 31 as the measurement date to determine the postretirement benefit obligation.  According to our actuarial report, the funded status of our defined benefit postretirement plan was calculated contemplating SFAS 158 and the obligation is recorded at that amount.  There was no Other Comprehensive Income impact because we record a regulatory asset as provided by SFAS 71.  Additional disclosures required for our postretirement benefit obligation are presented below.

Benefit Obligations and Funded Status
In thousands	Year Ending
	December 31
	2008	2007
Change in Accumulated Postretirement Benefit Obligation
Accumulated Postretirement Benefit Obligation at the Beginning of the Year	$944	$862
Service Cost	---	---
Interest Cost	53	49
Actuarial (Gain) or Loss	(91)	126
Benefits Paid	(109)	(97)
Plan Participant's Contributions	4	4
Accumulated Postretirement Benefit Obligation at the End of the Year	801	944
Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	---	---
Benefits Paid	(109)	(97)
Employer Contributions	105	93
Plan Participant's Contributions	4	4
Fair Value of Assets at the End of the Year	---	---
Net Amount Recognized
Funded Status	(801)	(944)
Unrecognized Transition Obligation (Asset)	43	51
Unrecognized Net (Gain) or Loss	(166)	(75)
Net Amount Recognized:	(924)	(968)
Amounts Recognized in the Statement of Financial Position
Accrued Benefit Liability-Current	(112)	(100)
Accrued Benefit Liability-Noncurrent	(812)	(868)
Net Amount Recognized	$(924)	$(968)
Weighted Average Assumptions at the End of the Year
Discount Rate	6.00%	6.00%
Assumed Health Care Cost Trend Rates
Health Care Cost Trend Rate Assumed for Next Year	11.00%	11.00%
Ultimate Rate	5.00%	5.00%
Year that the Ultimate Rate is Reached	2015	2014

Net Periodic Benefit Cost
	Year Ending
	December 31
In thousands	2008	2007	2006

Interest Cost	$53	$48	$51
Amortization of Net (Gain) or Loss	---	(23)	(27)
Amortization of Transition Obligation/(Asset)	9	9	9
Total Net Periodic Benefit Cost	$62	$34	$33
Weighted Average Assumptions
Discount Rate	6.00%	6.00%	6.00%
Assumed Health Care Cost Trend Rates
Health Care Cost Trend Rate Assumed for Current Year	11.00%	11.00%	11.00%
Ultimate Rate	5.00%	5.00%	5.00%
Year that the Ultimate Rate is Reached	2015	2014	2013

Impact of One-Percentage-Point Change in Assumed Health Care Cost Trend Rates
	Increase	Decrease
Effect on Service Cost & Interest Cost	$3	$(3)
Effect on Postretirement Benefit Obligation	$35	$(33)

Contributions
Artesian Water expects to contribute $112,000 to its postretirement benefit plan in 2009.
The following table represents the benefits expected to be paid:
In thousands	Other Benefits

2009	$112
2010	112
2011	112
2012	112
2013	112
2014 through 2018	500
$1,060

NOTE 10

COMMITMENTS AND CONTINGENCIES

Leases

During 1996, Artesian Water entered into a 10-year lease commitment for office space and this lease was further extended for two years ending February 29, 2008.  Rent payments for 2007, 2006 and 2005 for the office space were $72,000, $72,000, and $76,000, respectively.  We vacated this property five months prior to the lease expiration as a result of unacceptable conditions not addressed by the landlord.  During September 2007, Artesian Water entered into a 3-year contract for office space located in New Castle County, Delaware.  This location is used as general office space while the Artesian Water main office space is being renovated.  Rent payments during 2008 and 2007 were $77,000 and $25,000, respectively.

In October 1997, Artesian Water entered into a 33-year operating lease for a parcel of land with improvements located in South Bethany, a municipality in Sussex County, Delaware.  The annual lease payments increase each year by the most recent increase in the Consumer Price Index for Urban Workers, CPI-U, as published by the U.S. Department of Labor, Bureau of Labor Statistics.  Rental payments for 2008, 2007 and 2006 were $12,600, $11,900, and $11,400, respectively.  The future minimum rental payment as disclosed in the following table is calculated using CPI-U as of October 31, 2008.

During 2003, Artesian Resources, entered into a 40-year easement agreement to acquire an easement to access, operate, maintain, repair, improve, replace and connect Artesian’s water system to a well, including a parcel of land around the well.  Easement payments for 2008, 2007 and 2006 were $29,000, $28,000 and $27,000, respectively.

During 2006, Artesian Water entered into a 3-year contract for office space located in Sussex County, Delaware.  Rent payments for 2008 and 2007 were $46,000 and $43,000, respectively.

Artesian Wastewater entered into a perpetual agreement for the use of approximately 460 acres of land in Sussex County, Delaware for wastewater disposal.  Beginning January 2007, Artesian Wastewater is required to pay a minimum of $40,000 per year for the use of this land.  Once disposal operations begin, the monthly fee will be contingent on the average number of gallons of wastewater disposed on the properties.  Payments for 2008 and 2007 were $40,000 each year.  The agreement can be terminated by giving 180-day notice prior to the termination date.

Future minimum annual rental payments under the above mentioned lease obligations for the years subsequent to 2008 are as follows:

In thousands
2009	$177
2010	97
2011	45
2012	47
2013	47
2014 through 2042	1,802
$2,215

Interconnections

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

The Chester Water Authority sent us a notice on February 14, 2007 of a rate increase, effective July 1, 2007.  We received a second notice of a rate increase on February 19, 2008, effective July 1, 2008.  The minimum annual purchase commitments for all interconnection agreements for 2009 through 2013 and the aggregate total for the years 2014 through 2021, calculated at the noticed rates, are as follows:

In thousands
2009	$3,050
2010	3,050
2011	3,050
2012	3,059
2013	3,050
2014 through 2021	24,412
$39,671

Expenses for purchased water were $2,960,000, $2,775,000, and $3,152,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Other Commitments

In 2005, Artesian Water entered into a 6-year agreement with Utility Service Co., Inc. to clean and paint tanks from 2006 to 2011 for $1,872,000.  The tank painting expense for 2008, 2007 and 2006 was $425,000, $416,000, and $241,000.  The expenditures committed for the years subsequent to 2008 are as follows:

In thousands
2009	$375
2010	375
2011	174
$924

Budgeted mandatory utility plant expenditures, due to planned governmental highway projects, which require the relocation of Artesian Water's water service mains, expected to be incurred in 2009 through 2013 are as follows:

In thousands
2009	$564
2010	2,410
2011	1,250
2012	1,225
2013	1,000
$6,449

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

The Company, by contract, has control over the design and construction of the treatment facility.  NSRWRC is financially responsible for designing and building the treatment facility.  Under the terms of the agreement, Artesian Resources acts as the guarantor of a $10 million construction loan, secured by a 75 acre parcel purchased by NSRWRC on July 1, 2008 for approximately $5 million.  The interest rate on the construction loan is variable based on LIBOR Advantage Rate plus 225 basis points.  The line of credit includes provisions that require Artesian Resources to assume the debt and all liabilities arising from that debt under certain circumstances, including the bankruptcy of NSRWRC.  In the event of default by NSRWRC, Artesian Resources shall pay NSRWRC's obligations due to the financial institution; or on demand of the financial institution immediately deposit all amounts due under the obligation.  As of December 31, 2008, approximately $6.7 million has been drawn on the loan, which is included in the Lines of Credit on our Consolidated Balance Sheet.  As of December 31, 2008, approximately $6.8 million is included in non-utility property and was comprised of the land and construction in progress of the facility.  The entire capitalization of NSRWRC is comprised of the amounts borrowed against the $10 million construction loan.  In connection with the purchase of the treatment facility site, as of June 30, 2008, Artesian Utility agreed to commit $3.0 million, payable over 10 years, to NSRWRC.  The net present value of this obligation as of December 31, 2008 is approximately $2.2 million.  There has been a nominal investment in NSRWRC by the owner of NWRWRC.  The treatment facility will be owned by NSRWRC until the initial loan to the treatment facility is repaid.  At that time, the treatment facility will be transferred to the Company for nominal value as contributed property.  Immediately following the transfer of the treatment facility and extinguishment of debt, NSRWRC will be dissolved.

NOTE 12

RELATED PARTY TRANSACTIONS

The Company has entered into transactions in the normal course of business with related parties.  The owner of NSRWRC is the sole owner of Meridian Architects and Engineers, LLC, or Meridian Architects, and Meridian Enterprises, LLC, or Meridian Enterprises.  The Company has utilized Meridian Architects and Meridian Enterprises for various consulting services during the year ended December 31, 2008.  As of December 31, 2008, approximately $450,000 was paid to Meridian Architects and approximately $488,000 was paid to Meridian Enterprises in connection with these consulting services.  Approximately $35,000 was paid to Meridian Enterprises as of December 31, 2008 for office space rental.  Also, as of December 31, 2008, the Company had accounts receivable balances for engineering services due from the following entities, all of which are owned by the owner of NSRWRC:  Meridian Architects of approximately $51,000, Landlock, LLC of approximately $109,000, and Peninsula Square, LLC of approximately $9,000.  All services were provided in the ordinary course of business at fees and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.

NOTE 13

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

(In thousands)	August 1, 2008
Current assets	$10
Property, plant and equipment	6,507
Intangible assets	204
Goodwill	372
Purchase Price	$7,093
Down payment	$(580)
Closing debt payment	(3,992)
Easement Payment	(200)
Promissory Note	(2,321)
Total Payments	$(7,093)

NOTE 14

GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Pennsylvania and Artesian Maryland provide water utility service to customers within their established service territory in all three counties of Delaware and in portions of Pennsylvania and Maryland, pursuant to rates filed with and approved by the DEPSC, the PAPUC and the MDPSC.  As of December 31, 2008, Artesian Water was serving 75,800 customers, Artesian Water Pennsylvania was serving 38 customers and Artesian Maryland was serving 141 customers.

Artesian Wastewater began providing wastewater services to a community in Sussex County, Delaware in July 2005.  The DEPSC approved the temporary rates for this community on July 15, 2005, and on January 24, 2006, approved the rates and tariff.  As of December 31, 2008, Artesian Wastewater was serving 632 customers.

NOTE 15

RATE PROCEEDINGS

Our water and wastewater utilities generate operating revenue from customers based on rates that are established by state Public Service Commissions through a rate setting process that may include public hearings, evidentiary hearings and the submission of evidence and testimony in support of the requested level of rates by our company.

In May 2006, Artesian Water filed a petition with the DEPSC to implement new rates to meet a requested increase in revenue of 23%, or approximately $9.9 million, on an annualized basis.  This request was primarily due to the Company’s significant investment in infrastructure, as well as an approximately 92% increase in purchased power expense due to the expiration of price caps imposed in 1999 when deregulation of the electric industry in Delaware was adopted.  As permitted by law, in July 2006 we placed into effect temporary rates designed to generate an increase in annual operating revenue of approximately 5.9%, or $2.5 million on an annual basis, until new rates are approved by the DEPSC.

On December 19, 2006, the DEPSC approved a Settlement Agreement in this case.  The increase in annual revenue requirement under the Settlement Agreement of $6 million would be generated in two steps.  The first step was placed in effect on January 1, 2007 to generate approximately $4.8 million in annual revenue.  The second step was placed in effect July 24, 2007.  The second step rates were designed to recover approximately $1.2 million of annual revenue which reflected the issuance of additional equity issued by Artesian Resources and invested in Artesian Water in June and July of 2007 of approximately $20 million.

Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC.  This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility’s overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied can not exceed 5% within any 12-month period.  In December 2007, we filed for a DSIC of 0.46% to be applied to customers’ total bill, effective January 1, 2008, in order to recover the cost of non-revenue producing plant put into service between the end of the last general rate increase and October 2007.  During 2008, we earned approximately $99,000 in DSIC revenue.  On June 21, 2008, the Company discontinued the collection of DSIC pursuant to Delaware law which requires the Company to discontinue a DSIC when new base rates are put into effect.  We did not have DSIC in effect during 2007.

On January 25, 2008, Artesian Water submitted a notice to the DEPSC of our intent to file an application for a rate increase, as is required to be submitted prior to filing an application.  On April 22, 2008, Artesian Water filed a petition with the DEPSC to implement new rates to meet a requested increase in revenue of 28.8%, or approximately $14.2 million, on an annualized basis.  On July, 11, 2008, pursuant to the DEPSC’s minimum filing requirements, Artesian filed a supplemental filing with the DEPSC to update financial schedules for actual experience through March 31, 2008 and to reflect additional changes affecting the requested increase.  The overall result was a reduction to the requested increase in revenue of 1.5%, to 27.3% or approximately $13.5 million, on an annualized basis.  This request was primarily due to the Company’s significant investment in infrastructure to improve and ensure water quality and service reliability.  This includes capital expenditures for additional supply, storage, water main replacements, hydraulic improvements, installation of automated meter reading equipment in the service territory south of the Chesapeake & Delaware canal, or C&D Canal, and additional space to house our critical operations and office support functions.  The rate request was also filed due to increases in various operating and maintenance costs, including increased costs associated with depreciation, purchased power, purchased water, additional building space and postage.  Additional reasons for this request include expenses related to new water system additions, the implementation of monthly billing to customers below the C&D Canal and creation of new water consumption blocks to provide the company an opportunity to achieve a fair rate of return.

As permitted by law, on June 21, 2008, we placed temporary rates into effect, designed to generate an increase in annual operating revenue of approximately 5.0%, or $2.5 million on an annualized basis, until new rates are approved by the DEPSC.  Also, pursuant to law, on December 17, 2008, we placed temporary rates into effect, designed to generate an additional increase in annual operating revenue of approximately 10% or $5.0 million on an annualized basis, given that the rate case had not been concluded in a seven month period.  Evidentiary hearings were held on December 8-9, 2008 and a final Commission decision is anticipated in the third quarter of 2009 in reference to the implementation of our requested rate increase.

In December 2008, the MDPSC approved an application for Artesian Water Maryland to construct a water system from the Delaware state line, interconnecting with the Artesian Water system, to the Town of Elkton.  The Town of Elkton desired an additional source of water supply.

Price caps instituted by electric restructuring legislation in Delaware in 1999 were lifted in 2005 for customers of the Delaware Electric Cooperative, and in 2006 for Delmarva Power’s customers, resulting in extreme price increases.  Although we were unable to escape the significant increase associated with the expiration of the price caps, we sought to mitigate future significant increases by signing a two-year supply contract, at a fixed price, with Pepco Holdings, Inc. in April of 2008.  This new pricing is included in our most recent request for rate relief filed with the DEPSC.

NOTE 16

NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding.  Diluted net income per common share is based on the weighted average number of common shares outstanding and potentially dilutive effect of employee stock options.

The following table summarizes the shares used in computing basic and diluted net income per common share:

	Years Ended December 31,
In thousands	2008	2007	2006
Average common shares outstanding during the
period for Basic computation	7,353	6,787	6,055
Dilutive effect of employee stock options	74	149	180
Average common shares outstanding during the
period for Diluted computation	7,427	6,936	6,235

Equity per common share was $11.94, $12.54, and $10.21 at December 31, 2008, 2007, and 2006, respectively.  These amounts were computed by dividing stockholders' equity excluding preferred stock by the number of basic shares of common stock outstanding at the end of each year, respectively.

NOTE 17

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table is derived from quarterly unaudited consolidated statements of operations for the years ended December 31, 2008 and 2007.  Quarterly basic per share amounts do not add to the full year total due to rounding.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
In thousands (except per share data)	2008	2007	2008	2007	2008	2007	2008	2007

Operating revenues	$12,270	$11,604	$13,903	$12,913	$15,656	$15,046	$14,356	$12,961
Operating income	$1,936	$2,268	$2,917	$2,919	$4,030	$4,135	$3,023	$2,444
Net income applicable to common stock	$999	$1,156	$1,529	$1,271	$2,593	$2,763	$1,297	$1,073

Income per common share
Basic	$0.14	$0.19	$0.21	$0.20	$0.35	$0.38	$0.18	$0.15
Diluted	$0.13	$0.18	$0.21	$0.19	$0.35	$0.37	$0.17	$0.14

NOTE 18

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141.  SFAS No. 141(R) establishes principles for recognizing assets and liabilities acquired in a business combination, contractual contingencies and certain acquired contingencies to be measured at their fair values at the acquisition date.  This statement requires that acquisition-related costs and restructuring costs be recognized separately from the business combination.  SFAS No. 141(R) is effective for fiscal years beginning January 1, 2009.  The Company expects to adopt this statement effective January 1, 2009 and does not expect it to have a material effect on the financial statements.

In December 2007, the FASB issued SFAS No.160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.”  This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  This statement requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning January 1, 2009. The adoption of this statement will not have a material impact on the Company’s results of operations or financial position.

On February 12, 2008, the FASB issued FSP No. SFAS 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.  The Company does not expect it to have a material effect on the financial statements.

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
Newark, Delaware

We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation, (“the Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artesian Resources Corporation at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008,in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Artesian Resources Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/BDO Seidman, LLP
Bethesda, Maryland
March 12, 2009

Item 9. – Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A. - Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of Artesian Resources Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2008, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.  Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that Artesian Resources Corporation’s disclosure controls and procedures as of December 31, 2008 were (1) designed to ensure that material information relating to the Company and its subsidiaries is made known to the chief executive officer and the chief financial officer by others within those entities, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  A control system cannot provide absolute assurance, however, that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

 (b)  Management’s Annual Report on Internal Control Over Financial Reporting

The Management of Artesian Resources Corporation is responsible for establishing and maintaining adequate internal control over its financial reporting.  Artesian Resources Corporation’s internal control over financial reporting is a process designed under the supervision of the Corporation’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Artesian Resources Corporation’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework.”  Based on this assessment, Management determined that at December 31, 2008, the Corporation’s internal control over financial reporting was effective.

(c)  Attestation Report of the Registered Public Accounting Firm

The effectiveness of Artesian’s internal control over financial reporting as of December 31, 2008 has been audited by BDO Siedman LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(d)  Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting, occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s  internal control over financial reporting.

Date: March 12, 2009

CHIEF EXECUTIVE OFFICER:	CHIEF FINANCIAL OFFICER:

/s/ DIAN C. TAYLOR	/s/ DAVID B. SPACHT
Dian C. Taylor	David B. Spacht

Item 9B. – Other Information.

None.

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

Board of Directors and Stockholders
Artesian Resources Corporation
Newark, Delaware

We have audited Artesian Resources Corporation’s (“the Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Frameworkissued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Artesian Resources Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Artesian Resources Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Artesian Resources Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/BDO Seidman LLP
Bethesda, Maryland

March 12, 2009

PART III

Item 10. – Directors, Executive Officers and Corporate Governance.

Name	Age	Position

Dian C. Taylor	63
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

Kenneth R. Biederman	65
Director since 1991 - Professor of Finance at the College of Business and Economics of the University of Delaware, Lerner College of Business and Economics since May 1996.  Interim Dean of the College of Business and Economics of the University of Delaware from February 1999 to June 2000.  Dean of the College of Business and Economics of the University of Delaware from 1990 to 1996.  Currently a Director of the Mid -Atlantic Farm Credit Association.  Director of Chase Manhattan Bank USA from 1993 to 1996.  Formerly a financial and banking consultant from 1989 to 1990 and President of Gibraltar Bank from 1987 to 1989.  Previously Chief Executive Officer and Chairman of the Board of West Chester Savings Bank; Economist and former Treasurer of the State of New Jersey and Staff Economist for the United States Senate Budget Committee.  He serves on the Executive; Audit; Strategic Planning, Budget and Finance; Governance and Nominating; and Compensation Committees.

John R. Eisenbrey, Jr.	53
Director since 1993 - Owner and President of Bear Industries, Inc., a privately held contracting firm, for more than twenty-four years.  Mr. Eisenbrey is also co-owner and President of Peninsula Masonry Inc.   Mr. Eisenbrey is the nephew of Dian C. Taylor and the cousin of Nicholle R. Taylor.  He serves on the Audit; Governance and Nominating;; and Compensation Committees.

Nicholle R. Taylor	41
Director since 2007  - Vice President of Artesian Resources Corporation and its subsidiaries - Ms. Taylor has served as an officer since May 2004.  Ms. Taylor has been employed by the Company since 1991 and has held various management level and operational positions within the Company.  Ms. Taylor is the niece of Dian C. Taylor and the cousin of John R. Eisenbrey, Jr.

William C. Wyer	62
Director since 1991 - Business Consultant with Wyer Group, Inc. since September 2005.  Previously, Mr. Wyer served as Managing Director of Wilmington Renaissance Corporation (formerly Wilmington 2000) from January 1998 to August 2005.  Wilmington Renaissance Corporation is a private organization seeking to revitalize the City of Wilmington, Delaware.  Mr. Wyer has served as a Director and member of the Audit Committee of GMAC Bank and its’ successor National Motors Bank, FBS since August 2001.  President of All Nation Life Insurance and Senior Vice President of Blue Cross/Blue Shield of Delaware from September 1995 to January 1998.  Managing Director of Wilmington 2000 from May 1993 to September 1995.  Formerly President of Wyer Group, Inc. from 1991 to 1993 and Commerce Enterprise Group from 1989 to 1991, both of which are management-consulting firms specializing in operations reviews designed to increase productivity, cut overhead and increase competitiveness, and President of the Delaware State Chamber of Commerce from 1978 to 1989.  He serves on the Executive; Audit; Strategic Planning, Budget and Finance; Governance and Nominating; and Compensation Committees.

Joseph A. DiNunzio	46
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

Bruce P. Kraeuter	59
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

John J. Schreppler, II	52
Vice President, Assistant Secretary and General Counsel of Artesian Resources Corporation and its subsidiaries since July 2000.  Prior to joining the Company, he practiced law in Wilmington, Delaware as John J. Schreppler, II P.A. from February 1999, and before that as a partner in The Bayard Firm from 1988 to 1999.

David B. Spacht	49
Chief Financial Officer and Treasurer of Artesian Resources Corporation and its subsidiaries since January 1995.  The Company has employed Mr. Spacht since 1980 and he has held various executive and management level positions within the Company.

John M. Thaeder	51
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

In accordance with the provisions of the Company's By-laws, the Board is divided into three classes.  Members of each class serve for three years and one class is elected each year to serve a term until his or her successor shall have been elected and qualified or until earlier resignation or removal.  Kenneth R. Biederman has been nominated for election to the Board of Directors at the shareholders Annual Meeting to be held May 19, 2009.

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

In 2008, our Directors, other than Dian C. Taylor and Nicholle R. Taylor, whose fees as Directors are included in the Summary Compensation Table, received the following compensation:

Director Compensation Table – 2008

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All other Compensation ($)	Total ($)
Kenneth R. Biederman	67,450	27,624	---	95,074
John R. Eisenbrey, Jr.	60,450	27,624	---	88,074
William C. Wyer	64,950	27,624	---	92,574

(1)
On May 14, 2008 each Director received option grants of 6,750 shares of Class A Non-voting Common stock at exercise prices at the fair market value (last reported sale price on the grant date) or $18.430. On May 16, 2007, all Directors, other than Nicholle R. Taylor, also received option grants of 6,750 shares of Class A Non-voting Common stock at exercise prices at the fair market value or $19.558. All options are exercisable one year from the date of grant and with terms of ten years. The dollar amount recognized for financial statement reporting purposes with respect to the fiscal year, computed in accordance with SFAS No. 123R, based upon the assumptions made in the valuations as described in Note 1 of the 2008 Financial Statements is reflected in the “Option Awards” column in the table above.  The aggregate number of option awards outstanding at December 31, 2008 for each Director is:

Option Shares Outstanding at December 31, 2008
Kenneth R. Biederman	72,000
John R. Eisenbrey, Jr.	62,389
William C. Wyer	72,000

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2008, the members of our Compensation Committee were Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer.  None of our executive officers serves as a member of the Compensation Committee, or any other committee serving an equivalent function, of any entity that has one or more of its executive officers serving as members of our Compensation Committee.  No member of our Compensation Committee has ever been our employee.

Independence

In 2008, the Board of Directors determined that a majority of the Board of Directors met the independence requirements prescribed by the listing standards of the Nasdaq Global Market.

Audit Committee

The Audit Committee reviews the procedures and policies relating to the internal accounting procedures and controls of the Company, and provides general oversight with respect to the accounting principles employed in the Company’s financial reporting.  As part of its activities, the Audit Committee meets with representatives of the Company’s management and independent accountants.  The Audit Committee has considered the extent and scope of non-audit services provided to the Company by its outside accountants and has determined that such services are compatible with maintaining the independence of the outside accountants. The Audit Committee appoints and retains the Company’s independent accountants.  The Audit Committee has a charter delineating its purpose and functions.  The Audit Committee consists of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer.  The Board of Directors has also determined that each member of the Audit Committee meets the independence requirements prescribed by the listing standards of the Nasdaq Global Market and the rules and regulations of the Securities and Exchange Commission.  The Board of Directors has further determined that Mr. Biederman, a member of the Audit Committee, is an "audit committee financial expert" as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.  During 2008, the Audit Committee met seven times.

Compensation Committee

The Compensation Committee reviews the compensation and benefits provided to key management employees, officers and directors and makes recommendations as appropriate to the Board.  The Committee also determines whether and what amounts should be granted under the Equity Compensation Plan and may make recommendations for amendments to the Plan.  The Compensation Committee has a charter delineating its purpose and functions.  The Compensation Committee is comprised of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer, three independent directors.  During 2008, the Compensation Committee met five times.

Consideration of Director Candidates

The Governance and Nominating Committee is comprised of three independent directors. As part of the formalized nominating procedures, the committee makes recommendations for Director Nominations to the full Board.  Director candidates nominated by stockholders are considered in the same manner, provided the nominations are submitted to the Chairman of the committee on a timely basis and in accordance with the Company’s by-laws.  Nominations for the election of directors for the 2009 Annual Stockholders’ Meeting were approved by the Governance and Nominating Committee.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, directors, officers and certain beneficial owners of the Company’s equity securities are required to file reports of their transactions in the Company’s equity securities with the Securities and Exchange Commission on specified due dates.  With respect to the fiscal year 2008, reports of transactions by all directors, officers and such beneficial holders were timely filed.  In making this statement, the Company has relied on the written representations of its directors, officers and holders of more than ten percent (10%) of either class of our outstanding common stock ten percent (10%) stockholders and copies of the reports that they filed with the Securities and Exchange Commission.

Item 11. – Executive Compensation.

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to provide competitive levels of total compensation to attract and retain qualified executive officers.  The program rewards overall qualitative contributions and performance of each individual towards company objectives for financial performance and shareholder returns; superior customer service; increases in utility franchised service territory and development of our wastewater and contract operation business lines; and employee professional development.  In determining competitive levels of compensation, the Compensation Committee considers publicly available information regarding the compensation of executive officers of other U.S. investor-owned water utilities and information available from studies periodically performed by compensation consultants for the Company.  In their analysis, the Company’s consultants, Astron Solutions, used salary survey data from water utility companies of a similar revenue size, customer base and corporate structure to make recommendations for appropriate salary ranges for the executive officers.  In addition, salary survey data for all organizations of a similar size in the Company’s immediate geographical area was used.  The Committee used the ranges provided by the consultants as a guide in determining the individual compensation levels of the executive officers, as well as the overall contributions made by executive towards the Company’s major objectives.  The Compensation Committee also considers recommendations made by the Chief Executive Officer regarding compensation for other executive officers.  The Chief Executive Officer also considers individual contributions made toward the Company’s objectives when making compensation recommendations.  The compensation levels of all executive officers fall within the recommended salary ranges as determined by the consultant.

Compensation elements include a base cash level of compensation, possible cash bonus awards, and discretionary amounts of equity compensation as may be awarded by the Board of Directors under the 2005 Equity Compensation Plan.  Prior to 2007, most performance-based bonus compensation was awarded in equity rather than in cash.  The 2005 Equity Compensation Plan provides for the grants of stock options, stock units, stock awards, dividend equivalents and other stock-based awards to encourage recipients of such grants to contribute materially to the growth of the Company, for the benefit of the Company’s shareholders, and to align the economic interests of the recipients with those of shareholders.

Compensation paid to each executive officer, including cash bonuses in 2008 and 2007 and stock bonuses in 2006, was based on the Compensation Committee’s review and consideration of aggregate levels of compensation paid to executives of comparable companies and the individual qualitative contributions and performance of each executive officer.  The stock bonus portion of the compensation awarded in 2006 also served beneficially to further align the interests of the executive officers with that of shareholders.  No grants of stock options were made to any other executive officer in 2008, 2007 or 2006, except that Dian C. Taylor and Nicholle R. Taylor, in their capacity as Directors, received stock options as described below.  Ms. Nicholle R. Taylor was appointed to the Board of Directors in December 2007.

Generally, each May, the Compensation Committee of the Board of Directors considers the grant of stock options for Directors.  Consistent with the grant made to all Directors, Ms. Dian C. Taylor and Ms. Nicholle R. Taylor on May 14, 2008 received grants of 6,750 shares of Class A Non-voting stock at an exercise price at the fair market value (last reported sale price on that date), exercisable one year from the date of grant and with terms of ten years from the date of grant.  Ms. Dian C. Taylor also received grants of 6,750 shares of Class A Non-voting Common stock on May 16, 2007 and May 12, 2006 under the same terms as the 2008 options.

Both Ms. Dian C. Taylor and Ms. Nicholle R. Taylor receive compensation for their services as Directors, which compensation is equivalent to that provided to all other Directors for retainers and Board meeting fees.  See “Director Compensation.”

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

William C. Wyer, Chairman
Kenneth R. Biederman
John R. Eisenbrey, Jr.

The following table sets forth a summary of the compensation earned by the Chief Executive Officer, Chief Financial Officer and the next three highest paid executive officers whose annual salaries and bonuses exceeded $100,000 for the fiscal year 2008.

Summary Compensation Table for 2008:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(1),(3),(4),(5)	Total ($)
Dian C. Taylor, Chair, CEO & President	2008	380,801	72,300	N/A	27,624	97,149	577,874
	2007	353,076	81,450	N/A	29,767	75,044	539,337
	2006	320,369	1,330	47,400	16,412	118,127	503,638
David B. Spacht, Vice President, Chief Financial Officer & Treasurer	2008	232,356	37,300	N/A	N/A	28,019	297,675
	2007	211,999	36,450	N/A	N/A	25,492	273,941
	2006	178,308	4,150	23,700	N/A	41,310	247,468
Joseph A. DiNunzio, Executive Vice President & Secretary	2008	265,004	35,700	N/A	N/A	26,606	327,309
	2007	249,629	35,700	N/A	N/A	23,015	308,344
	2006	231,631	700	23,700	N/A	41,541	297,571
John M. Thaeder, Senior Vice President of Operations	2008	249,415	35,700	N/A	N/A	18,508	303,624
	2007	227,922	35,700	N/A	N/A	13,524	277,146
	2006	192,308	700	23,700	N/A	33,970	250,678
Nicholle R. Taylor, Vice President	2008	185,885	35,700	N/A	15,378	50,161	287,125

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

	Shares	Reimbursement for Tax
Dian C. Taylor	2,250	$33,065
David B. Spacht	1,125	$18,457
Joseph A. DiNunzio	1,125	$17,238
John M. Thaeder	1,125	$18,377

(2)
On May 14, 2008 Dian C. Taylor and  Nicholle R.Taylor received option grants of 6,750 shares of Class A Non-voting Common stock at exercise prices at fair market value (last reported sale price on the date of grant), exercisable one year from the date of grant and with a term of ten years.  On May 16, 2007 and May 12, 2006, Dian C. Taylor received option grants of 6,750 shares of Class A Non-voting Common stock under the same terms as the 2008 options.  The dollar amount recognized for financial statement reporting purposes with respect to the fiscal year, computed in accordance with SFAS No. 123R, based upon the assumptions made in the valuation as described in Note 1 of the 2007 Financial Statements is reflected in the “Option Awards” column in the table above.

(3)
Under the defined contribution 401(k) Plan, the Company contributes two percent of an eligible employee's gross earnings. The Company also matches fifty percent of the first six percent of the employee's gross earnings that the employee contributes to the 401(k) Plan. In addition, all employees hired before April 26, 1994 and under the age of sixty at that date are eligible for additional contributions to the 401(k) Plan. Employees over the age of sixty at that date receive Company paid medical, dental and life insurance benefits upon retirement.  The Company will not provide such benefits to any other current or future employees.  In 2008, Company contributions to the 401(k) Plan under terms available to all other employees based upon their years of service and plan eligibility were made in the amounts of:

Dian C. Taylor	$23,000
David B. Spacht	$25,300
Joseph A. DiNunzio	$23,000
John M. Thaeder	$11,500
Nicholle R. Taylor	$18,588

(4)
Executive officers are reimbursed for eligible medical expenses not otherwise covered by the Company’s medical insurance plan under the Officer’s Medical Reimbursement Plan.  Amounts reimbursed are included in the “All Other Compensation” column in the table above.  Ms. Dian C. Taylor received reimbursements of $17,822 in 2008.

(5)
Also included in the “All Other Compensation” column in the table above are amounts received by Ms. Dian C. Taylor as compensation for attendance at meetings of the Board and its committees in 2008 totaling $30,450, security provided at her personal residence and personal use of a company-owned vehicle.

Also included in the “All Other Compensation” column in the table above, Nicholle R. Taylor received $29,500 in compensation for attendance at meetings of the Board.

Grants of Plan-Based Awards Table – 2008

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock & Option Awards ($)

Dian C. Taylor	May 14, 2008	N/A	6,750	18.43	24,299
Nicholle R. Taylor	May 14, 2008	N/A	6,750	18.43	24,299

Ms. Dian C. Taylor and Nicholle R. Taylor were granted option awards on May 14, 2008 as noted in the table above.  The Class A Non-voting Common stock shares available under the grant become exercisable one year after the date of grant, are for a term of ten years from the date of grant, and automatically terminate upon the first occurrence of:

(i)
The expiration of the 90-day period after the Grantee ceases to provide service to the Company, if the termination of service is for any reason other than Disability, death or Cause (as defined in the award);

(ii)	The expiration of the one-year period after Grantee ceases to provide service to the Company on account of her Disability;

(iii)
The expiration of the one-year period after Grantee ceases to provide service to the Company, if she dies while providing service to the Company or within 90 days after the she ceases to provide such services on account of a termination described in (i) above; or

(iv)
The date on which Grantee ceases to provide service to the Company for Cause.  In addition, notwithstanding the prior provisions, if Grantee engages in conduct that constitutes Cause after her employment or service terminates, the Option shall immediately terminate.

Outstanding Equity Awards at Fiscal Year-End Table – 2008

	Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date

Dian C. Taylor	3,925	0	8.50	5/18/2009
	6,750	0	9.28	5/31/2010
	6,750	0	9.76	5/30/2011
	6,750	0	12.40	6/5/2012
	6,750	0	13.30	5/21/2013
	6,750	0	16.13	5/26/2014
	11,250	0	19.70	12/20/2015
	6,750	0	21.11	5/12/2016
	6,750	0	19.59	5/16/2017
		6,750(1)	18.43	5/14/2018

David B. Spacht	2,425	0	9.33	5/18/2009
	6,750	0	10.28	5/31/2010
	6,750	0	10.85	5/30/2011
	6,750	0	12.40	6/5/2012
	6,750	0	14.85	5/21/2013
	6,750	0	16.13	5/26/2014
	11,250	0	19.70	12/20/2015

Joseph A. DiNunzio	6,750	0	10.28	5/31/2010
	11,250	0	10.85	5/30/2011
	6,750	0	12.40	6/5/2012
	6,750	0	14.85	5/21/2013
	6,750	0	16.13	5/26/2014
	11,250	0	19.70	12/20/2015

John M. Thaeder	4,207	0	10.28	5/31/2010
	6,750	0	10.85	5/30/2011
	6,750	0	12.40	6/5/2012
	6,750	0	14.85	5/21/2013
	6,750	0	16.13	5/26/2014
	11,250	0	19.70	12/20/2015

Nicholle R. Taylor	2,625	0	9.33	5/18/2009
	6,750	0	16.13	5/26/14
	11,250	0	19.70	12/20/2015
		6,750(1)	18.43	5/14/2018

(1)               The option grant for 6,750 will vest on May 14, 2009.

Option Exercises and Stock Vested Table – 2008

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Dian C. Taylor	6,575	57,090	N/A	N/A
David B. Spacht	3,000	27,247	N/A	N/A
Joseph A. DiNunzio	5,625	51,571	N/A	N/A

Item 12. –  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of the equity securities of the Company, as of March 2, 2009 for each director, each executive officer named in the Summary Compensation Table, each beneficial owner of more than five percent (5%) of the outstanding shares of any class of the Company's voting securities and all directors and executive officers as a group, based in each case on information furnished to the Company.  Addresses are provided for each beneficial owner of more than five percent (5%) of the Company’s voting securities.

	Class A Non-Voting Common Stock(1)		Class B Common Stock(1)
	Shares	Percent(2)	Shares	Percent(2)

Dian C. Taylor (3) 664 Churchmans Road Newark, Delaware 19702	150,148	2.3	157,722	17.9

Kenneth R. Biederman (3)(4)	82,125	1.2

John R. Eisenbrey, Jr. (3)(5)(6) 15 Albe Drive Newark, Delaware 19702	101,390	1.5	45,707	5.2

Nicholle R. Taylor (3)(7)(8) 206 Rothwell Drive Wilmington, Delaware 19804	26,639		279,476	31.7

William C. Wyer (3)	75,750	1.1

Joseph A. DiNunzio (3)(9)	64,339	1.0	103

David B. Spacht (3)	55,655		189

John M. Thaeder (3)	65,339	1.0	1,350

Louisa Taylor Welcher (10) 219 Laurel Avenue Newark, DE 19711	56,992		136,006	15.4

Directors and Executive Officers as a Group (10 Individuals)(3)	739,682	10.5	484,547	55.0

(1)
The nature of ownership consists of sole voting and investment power unless otherwise indicated.  The amount also includes all shares issuable to such person or group upon the exercise of options held by such person or group to the extent such options are exercisable within 60 days after March 2, 2009.

(2)
The percentage of the total number of shares of the class outstanding is shown where that percentage is one percent or greater.  Percentages for each person are based on the aggregate number of shares of the applicable class outstanding as of March 2, 2009, and all shares issuable to such person upon the exercise of options held by such person to the extent such options are exercisable within 60 days of that date.

(3)
Includes options to purchase shares of the Company’s Class A Stock, as follows: Ms. D. Taylor (61,425 shares); Mr. Biederman (65,250 shares); Mr. Eisenbrey (55,639 shares); Ms. N. Taylor (20,625 shares);Mr. Wyer (62,250 shares); Mr. DiNunzio (49,500 shares); Mr. Spacht (47,425 shares); and Mr. Thaeder (42,457 shares).

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

(7)	100,202 shares were pledged by Ms. Taylor as collateral for a loan.
(8)	Includes 3 shares of the Class A Stock held in a custodial account for Ms. Taylor’s daughter.
(9)	Includes 16 shares of the Class A Stock held in a custodial account for Mr. DiNunzio’s son.
(10)
Includes 144 shares of the Class B Stock held jointly by Ms. Welcher’s husband and son, and 391 shares of the Class A Stock held by Ms. Welcher’s husband for which Ms. Welcher disclaims beneficial ownership.

Item 13. – Certain Relationships and Related Transactions, and Director Independence.

We have three directors who are considered independent under the NASDAQ listing standards:  Kenneth R. Biederman, William C. Wyer, and John R. Eisenbrey, Jr.

Item 14. – Principal Accountant Fees and Services.

Fees Billed by Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed to the Company for the fiscal year 2008 and 2007 by the independent registered public accounting firm, BDO Seidman LLP:

(In thousands)	2008	2007
Audit Fees	$395	$548
Audit-Related Fees	---	---
Tax Fees	---	---
All Other Fees	----	----

Total Fees	$395	$548

Approximately 60% of the total hours spent on audit and audit-related services for the Company for the year ended December 31, 2008 was spent by McBride, Shopa and Company, one of the members of the BDO Alliance network of firms.  Such members are not full time, permanent employees of BDO.  McBride, Shopa and Company was, however, directly engaged to perform the Company’s 401(k) Plan audit for the fiscal years ended 2008 and 2007.  The fees billed to the Company for the 401(k) Plan’s audit was $16,400 and $16,000 for 2008 and 2007 respectively.

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

All Other Fees: consist of fees for services other than described above.  The independent registered public accounting firm did not provide any other services to the Company in 2008 and 2007.

Pursuant to policy, the Audit Committee pre-approves audit and tax services for the year as well as non-audit services to be provided by the independent registered public accounting firm.  Any changes in the amounts quoted are also subject to pre-approval by the committee.  All of the tax fees paid in 2008 and 2007 were pre-approved by the committee.

The Audit Committee of the Company’s Board of Directors has considered whether BDO’s provision of the services described above for the fiscal year ended December 31, 2008, is compatible with maintaining its independence.  In addition, the Audit Committee also considered services performed by McBride, Shopa and Company to determine its compatibility with maintaining independence.

PART IV

Item 15. – Exhibits and Financial Statement Schedules.
	The following documents are filed as part of this report:	Page(s)*
(1)	Financial Statements:
	Reports of Independent Registered Public Accountants	74
	Consolidated Balance Sheets at December 31, 2008 and 2007	43
	Consolidated Statements of Operations for the three years ended December 31, 2008	44
	Consolidated Statements of Cash Flows for the three years ended December 31, 2008	45
	Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2008	46
	Notes to Consolidated Financial Statements	47 - 73
(2)	Financial Statement Schedule:
	Schedule II: Valuation and Qualifying Accounts	98
(3)	Exhibits: see the exhibit list below	93 - 94

	* Page number shown refers to page number in this Report on Form 10-K

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2008

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

4.1
Twentieth Supplemental Indenture dated as of December 1, 2008, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 4.1 filed with the Company's Form 8-K filed on December 4, 2008.

4.2
Eighteenth Supplemental Indenture dated as of August 1, 2005, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.3
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

4.5
Fifteenth supplemental Indenture dated as of December 1, 2000 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 4.1 filed with the Company's Form 10-Q for the quarterly period ended March 31, 2002.

4.6
Bond Purchase Agreement, dated December 1, 2008 by and between Artesian Water Company, Inc., subsidiary of the Company, and CoBank, ACB.  Incorporated by reference to exhibit 4.2 filed with the Company’s form 8-K filed on December 4, 2008.

10.1
Asset Purchase Agreement between Artesian Water Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to exhibit 10.1 filed with the Company’s form 8-K filed on October 10, 2008.

10.2
Asset Purchase Agreement between Artesian Wastewater Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to exhibit 10.2 filed with the Company’s form 8-K filed on October 10, 2008.

10.3
Asset Purchase Agreement between Artesian Wastewater Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to exhibit 10.3 filed with the Company’s form 8-K filed on October 10, 2008.

10.4
Limited Liability Interest Purchase Agreement between Artesian Water Maryland, Inc., subsidiary of the Company, and Mountain Hill Water Company, LLC, dated May 5, 2008.  Incorporated by reference to exhibit 10.1 filed with the Company’s form 8-K filed on May 9, 2008.

10.5
Wastewater Services Agreement between Artesian Utility Development, Inc., subsidiary of the Company, and Northern Sussex Regional Water Recharge Complex, LLC, dated June 30, 2008.  This exhibit is subject to an order granting confidential treatment issued by the SEC and therefore certain confidential portions have been omitted as indicated by the bracketed language [CONFIDENTIAL PORTION DELETED].  Incorporated by reference to exhibit 10.1 filed with the Company’s form 10-Q for the quarter ended June 30, 2008.

10.6
Agreement of Sale between Artesian Development Corporation and The Commonwealth Group, dated as of August 5, 2005.  Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.7	Artesian Resources Corporation 2005 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. **

10.8
Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan, as amended.  Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2003.**

10.9
Artesian Resources Corporation Cash and Stock Bonus Compensation Plan for Officers incorporated by reference to Exhibit 10(d) filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.**

10.10	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.11	Officer's Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.**

21	Subsidiaries of the Company as of December 31, 2008. Valuation and qualifying accounts for the years ended December 31, 2008, 2007 and 2006. *

23.1	Consent of BDO Seidman LLP *

24.1	Power of Attorney (included on signature page). *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.
**	Compensation plan or arrangement required to be filed or incorporated as an exhibit.

SIGNATURES
ARTESIAN RESOURCES CORPORATION

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 12, 2009	By: /s/ DAVID B. SPACHT
David B. Spacht
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:
/s/ DIAN C. TAYLOR
Dian C. Taylor	President and Chief Executive Officer	March 12, 2009

Principal Financial and Accounting Officer:
/s/ DAVID B. SPACHT
David B. Spacht	Chief Financial Officer and Treasurer	March 12, 2009

Directors:
/s/ DIAN C. TAYLOR
Dian C. Taylor	Director	March 12, 2009

/s/ KENNETH R. BIEDERMAN
Kenneth R. Biederman	Director	March 12, 2009

/s/ WILLIAM C. WYER
William C. Wyer	Director	March 12, 2009

/s/ JOHN R. EISENBREY, JR.
John R. Eisenbrey, Jr.	Director	March 12, 2009

/s/ NICHOLLE R. TAYLOR
Nicholle R. Taylor	Director	March 12, 2009

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2008

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

4.1
Twentieth Supplemental Indenture dated as of December 1, 2008, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 4.1 filed with the Company's Form 8-K filed on December 4, 2008.

4.2
Eighteenth Supplemental Indenture dated as of August 1, 2005, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.3
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

4.5
Fifteenth supplemental Indenture dated as of December 1, 2000 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 4.1 filed with the Company's Form 10-Q for the quarterly period ended March 31, 2002.

4.6
Bond Purchase Agreement, dated December 1, 2008 by and between Artesian Water Company, Inc., subsidiary of the Company, and CoBank, ACB.  Incorporated by reference to exhibit 4.2 filed with the Company’s form 8-K filed on December 4, 2008.

10.1
Asset Purchase Agreement between Artesian Water Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to exhibit 10.1 filed with the Company’s form 8-K filed on October 10, 2008.

10.2
Asset Purchase Agreement between Artesian Wastewater Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to exhibit 10.2 filed with the Company’s form 8-K filed on October 10, 2008.

10.3
Asset Purchase Agreement between Artesian Wastewater Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to exhibit 10.3 filed with the Company’s form 8-K filed on October 10, 2008.

10.4
Limited Liability Interest Purchase Agreement between Artesian Water Maryland, Inc., subsidiary of the Company, and Mountain Hill Water Company, LLC, dated May 5, 2008.  Incorporated by reference to exhibit 10.1 filed with the Company’s form 8-K filed on May 9, 2008.

10.5
Wastewater Services Agreement between Artesian Utility Development, Inc., subsidiary of the Company, and Northern Sussex Regional Water Recharge Complex, LLC, dated June 30, 2008.  This exhibit is subject to an order granting confidential treatment issued by the SEC and therefore certain confidential portions have been omitted as indicated by the bracketed language [CONFIDENTIAL PORTION DELETED].  Incorporated by reference to exhibit 10.1 filed with the Company’s form 10-Q for the quarter ended June 30, 2008.

10.6
Agreement of Sale between Artesian Development Corporation and The Commonwealth Group, dated as of August 5, 2005.  Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.7	Artesian Resources Corporation 2005 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. **

10.8
Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan, as amended.  Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2003.**

10.9
Artesian Resources Corporation Cash and Stock Bonus Compensation Plan for Officers incorporated by reference to Exhibit 10(d) filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.**

10.10	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.11	Officer's Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.**

21	Subsidiaries of the Company as of December 31, 2008. Valuation and qualifying accounts for the years ended December 31, 2008, 2007 and 2006. *

23.1	Consent of BDO Seidman LLP *

24.1	Power of Attorney (included on signature page). *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.
**	Compensation plan or arrangement required to be filed or incorporated as an exhibit.

ARTESIAN RESOURCES CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Additions	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Classification
For the Year Ended December 31, 2008 Valuation allowance for deferred tax assets	$88,000	---	---	$17,000	$71,000
For the Year Ended December 31, 2007 Valuation allowance for deferred tax assets	$121,000	---	---	$33,000	$88,000
For the Year Ended December 31, 2006 Valuation allowance for deferred tax assets	$323,000	---	---	$202,000	$121,000