Form 10-Q
period 2009-03-31
ARTESIAN RESOURCES CORP
filed 2009-05-07
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐	Yes	☐	No

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

As of May 4, 2009, 6,546,586 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)
ASSETS	March 31, 2009	December 31, 2008
Utility plant, at original cost less accumulated depreciation	$319,443	$318,243
Current assets
Cash and cash equivalents	841	2,894
Accounts receivable (less reserve for bad debts 2009 - $102; 2008-$106)	4,587	4,224
Unbilled operating revenues	2,950	3,597
Materials and supplies (at cost on FIFO basis)	1,214	1,147
Prepaid property taxes	578	1,119
Prepaid expenses and other	747	491
Total current assets	10,917	13,472
Other assets
Non-utility property (less accumulated depreciation 2009-$194; 2008-$179)	9,809	9,436
Other deferred assets	5,133	4,992
Total other assets	14,942	14,428
Regulatory assets, net	2,666	2,563
	$347,968	$348,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$7,425	$7,401
Preferred stock	---	---
Additional paid-in capital	66,995	66,699
Retained earnings	13,980	13,694
Total stockholders' equity	88,400	87,794
Long-term debt, net of current portion	107,277	107,555
	195,677	195,349
Current liabilities
Lines of credit	20,084	20,286
Current portion of long-term debt	1,522	1,516
Accounts payable	4,607	4,556
Accrued expenses	1,153	2,868
Overdraft payable	418	784
Deferred income taxes	148	363
Interest accrued	1,540	1,251
Customer deposits	562	556
Other	2,395	2,197
Total current liabilities	32,429	34,377

Commitments and contingencies

Deferred credits and other liabilities
Net advances for construction	20,696	21,089
Postretirement benefit obligation	794	812
Deferred investment tax credits	710	715
Deferred income taxes	30,749	29,523
Total deferred credits and other liabilities	52,949	52,139

Net contributions in aid of construction	66,913	66,841
	$347,968	$348,706
See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share amounts)
	For the Quarter
	Ended March 31,
	2009	2008
OPERATING REVENUES
Water sales	$12,500	$11,089
Other utility operating revenue	468	440
Non-utility revenue	908	741
	13,876	12,270

OPERATING EXPENSES
Utility operating expenses	6,844	6,973
Non-utility operating expenses	670	563
Depreciation and amortization	1,598	1,334
State and federal income taxes	1,083	671
Property and other taxes	853	793
	11,048	10,334

OPERATING INCOME	2,828	1,936

OTHER INCOME, NET
Allowance for funds used during construction	109	117
Miscellaneous	468	464

INCOME BEFORE INTEREST CHARGES	3,405	2,517

INTEREST CHARGES	1,798	1,518

NET INCOME	$1,607	$999

INCOME PER COMMON SHARE:
Basic	$0.22	$0.14

Diluted	$0.22	$0.13

CASH DIVIDEND PER COMMON SHARE	$0.1784	$0.1720

AVERAGE COMMON SHARES OUTSTANDING
Basic	7,413	7,313

Diluted	7,470	7,434
See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	For the Quarter
	Ended March 31
	2009		2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$1,607		$999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		1,598		1,334
Deferred income taxes, net		1,006		667
Stock compensation		30		41
Allowance for funds used during construction		(109)		(117)

Changes in assets and liabilities:
Accounts receivable, net of reserve for bad debts		(363)		661
Unbilled operating revenues		647		499
Materials and supplies		(67)		65
Prepaid property taxes		541		508
Prepaid expenses and other		(256)		69
Other deferred assets		(174)		(315)
Regulatory assets		(103)		44
Accounts payable		51		876
Accrued expenses		(1,715)		699
Interest accrued		289		168
Customer deposits and other, net		204		186
Postretirement benefit obligation		(18)		---
NET CASH PROVIDED BY OPERATING ACTIVITIES		3,168		6,384

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures (net of AFUDC)		(3,461)		(7,975)
Proceeds from sale of assets		3		16
NET CASH USED IN INVESTING ACTIVITIES		(3,458)		(7,959)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit agreements		(202)		1,500
(Decrease) increase in overdraft payable		(366)		816
Net advances and contributions in aid of construction		75		1,158
Increase in deferred debt issuance costs		33		25
Net proceeds from issuance of common stock		290		280
Dividends		(1,321)		(1,257)
Principal repayments of long-term debt		(272)		(118)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(1,763)		2,404

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(2,053)		829

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		2,894		2,520

CASH AND CASH EQUIVALENTS AT END OF YEAR		$841		$3,349

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions		$182		$4,853

Supplemental Disclosures of Cash Flow Information:
Interest paid		$1,479		$1,325
Income taxes paid	$	---	$	---

See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
Unaudited
(In thousands)
	For the Quarter
	Ended March 31,
	2009	2008

Balance, beginning of period	$13,694	$12,469
Net income	1,607	999
	15,301	13,468
Less: Dividends	1,321	1,257
Balance, end of period	$13,980	$12,211

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Artesian Resources Corporation, or Artesian Resources, operates as a holding company, whose income is derived from the earnings of our eight wholly owned subsidiaries.  The terms “we”, “our”, “Artesian” and the “Company” as used herein refer to Artesian Resources, its subsidiaries, and a variable interest entity required to be consolidated under FIN 46R (as defined in Note 2 below).

Artesian Water Company Inc., or Artesian Water, our principal subsidiary, is the oldest and largest public water utility in the State of Delaware and has been providing water service within the state since 1905.  Artesian Water distributes and sells water to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware.  In addition, Artesian Water provides services to other water utilities, including operations and billing functions, and has contract operation agreements with 21 private and municipal water providers.

Artesian Water Maryland, Inc., or Artesian Water Maryland, began operations in August 2007 following the acquisition of Carpenters Point Water Company.  It serves a 141 home community in Cecil County, Maryland, or Cecil County, near the Interstate 95 growth corridor between Philadelphia and Baltimore and has sufficient groundwater supply and elevated water storage to serve additional customers in the undeveloped portions of its franchise and surrounding area.  In addition, on August 1, 2008, Artesian Water Maryland completed its acquisition of all the outstanding membership interests of Mountain Hill Water Company, LLC, or Mountain Hill, from its sole member, Sunrise Holdings, L.P., or Sunrise, for a purchase price of approximately $7.1 million.  The acquisition provides Artesian Water Maryland the right to serve the entire 8,000 acres owned by Sunrise or its associates.  Mountain Hill serves three commercial accounts in the Principio Business Park, located within Cecil County’s designated growth corridor.  Mountain Hill will also provide water service to future customers in the Principio Business Park and will provide water service to the proposed 660 home residential development of Charlestown Crossing as well as the surrounding area.  Expanded water service is expected for the 172 residents of Whitaker Woods, a development located in the Mountain Hill service area.  This expanded franchise area was approved by the Maryland Public Service Commission, or MDPSC, in the Mountain Hill acquisition.

In order for Artesian Water Maryland to expand its franchise area, we must first obtain approval from the county in Maryland in which we intend to expand.  We also need to seek approval from the MDPSC.  In addition, we are required to provide to the MDPSC any plans, permits, maps and proof of ownership of easements for our facilities.

On October 7, 2008, Artesian Water Maryland signed an agreement, or the Water Asset Purchase Agreement, to purchase from Cecil County all of Cecil County’s rights, title and interest in and to the Meadowview, Pine Hills, Harbourview and the Route 7 water facilities and the associated parcels of real property, easement rights and water transmission and distribution systems.  Closing on this transaction is expected to occur on or before June 30, 2009, subject to the satisfaction of customary closing conditions, including, among other matters, the completion of Artesian Resources’ due diligence and the approval of the MDPSC.  The Appleton Regional Community Alliance, or Appleton Alliance, filed a petition with The Circuit Court of Cecil County, Maryland for judicial review of the proposed transfer of certain Cecil County property and assets to Artesian.  Should the Appleton Alliance proceed with their action, closing on the transaction may be delayed.  Under the Water Asset Purchase Agreement, either party may terminate such agreement, subject to certain exceptions, in the event of uncured breach by the other party, or if the closing has not occurred by December 31, 2009.

Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, began operations upon receiving recognition as a regulated public water utility by the Pennsylvania Public Utility Commission, or PAPUC, in 2002.  It provides water service to a residential community consisting of 38 customers in Chester County.  Artesian Water Pennsylvania filed an application with the PAPUC to increase our service area in Pennsylvania, which was approved and a related order was entered on February 4, 2005.  This application involved specific developments, in which we expect modest future growth.  Home construction in these developments has not progressed yet pending resolution of developer related township approvals.

Another subsidiary of ours, Artesian Wastewater Management, Inc., or Artesian Wastewater, is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company.  Artesian Wastewater currently owns and operates five wastewater treatment facilities, which are capable of treating approximately 750,000 gallons per day and can be expanded to treat approximately 1.6 million gallons per day, or mgd.  Artesian Wastewater currently provides wastewater service to eight communities in Sussex County.

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

Artesian Wastewater Maryland, Inc, or Artesian Wastewater Maryland, was incorporated on June 3, 2008 to provide regulated wastewater services in the State of Maryland.  On October 7, 2008, Artesian Wastewater Maryland signed an agreement to purchase from Cecil County the wastewater facilities known as the Meadowview Wastewater Facility and the Highlands Wastewater Facility and the associated parcels of real property, easement rights and wastewater collection systems with respect to each facility.  The Meadowview Wastewater Facility has an average design permitted flow of 700,000 gallons per day, while the Highlands Wastewater Facility has 50,000 gallons per day.

On October 7, 2008, Artesian Wastewater Maryland signed an agreement to purchase from Cecil County the wastewater facilities known as the Cherry Hill Wastewater Facility and the Harbourview Wastewater Facility and the associated parcels of real property, easement rights and wastewater collection systems with respect to each facility.

Closings on the transactions above are expected to occur on or before June 30, 2009, subject to the satisfaction of customary closing conditions, including, among other matters, the completion of Artesian Resources’ due diligence and the approval of the MDPSC.  The Appleton Regional Community Alliance, or Appleton Alliance, filed a petition with The Circuit Court of Cecil County, Maryland for judicial review of the proposed transfer of certain Cecil County property and assets to Artesian.  Should the Appleton Alliance proceed with their action, closing on the transaction may be delayed.  Under each of the agreements, either party may terminate such agreement, subject to certain exceptions, in the event of uncured breach by the other party, or if the closing has not occurred by December 31, 2009.  The existing water and wastewater systems subject to the agreements serve approximately 3,400 customers.

Our three other subsidiaries, none of which are regulated, are Artesian Utility Development, Inc., or Artesian Utility, Artesian Development Corporation, or Artesian Development and Artesian Consulting Engineers, Inc., or Artesian Consulting.

Artesian Utility was formed in 1996.  It designs and builds water and wastewater infrastructure and provides contract water and wastewater services on the Delmarva Peninsula.  Artesian Utility also evaluates land parcels, provides recommendations to developers on the size of a water or wastewater facility and the type of technology that should be utilized for treatment at said facilities, and operates 31 water and wastewater facilities in Delaware, Maryland and Pennsylvania for others.  Artesian Utility also has several contracts with developers for design and construction of wastewater facilities within the Delmarva Peninsula, utilizing a number of different technologies for treatment of wastewater at each facility.

We currently operate a 2.5 mgd wastewater facility for the town of Middletown, in Southern New Castle County, or Middletown, under a 20-year contract that expires on February 1, 2021.  Artesian Utility also operates an approximately 250,000 gallon per day wastewater facility in Middletown.  In addition, we operate an additional wastewater facility in Middletown in order to support the 2.5 mgd wastewater facility described above.

We currently provide contract water and wastewater operation services to private, municipal and governmental institutions in the southeastern part of Pennsylvania as a result of our acquisition of TMH Environmental Services, Inc., or TMH, in May 2007.

On June 30, 2008, Artesian Utility signed an agreement with NSRWRC for the design, construction and operation of the Northern Sussex Regional Water Recycling Complex, a wastewater treatment facility to be located in Sussex County, Delaware, or the Facility.  NSRWRC was created for the purpose of developing the treatment facility site, which once constructed, will be operated by Artesian Wastewater.

On March 17, 2009, Artesian Utility signed an agreement with the Cecil County Public Works in Cecil County, Maryland to operate the Meadowview Wastewater and Highlands Wastewater treatment and disposal facilities until Artesian Wastewater Maryland’s purchase of the facilities is closed.  This agreement also employs Artesian Utility to operate two water supply and treatment stations and two booster stations in Cecil County.  In addition, on March 31, 2009 Artesian Utility signed an agreement with the Town of Port Deposit in Cecil County, Maryland to operate and maintain a water system from April 1, 2009 through August 30, 2009, with three additional one-year renewal options.

Artesian Development owns an approximately six-acre parcel of land zoned for office buildings located immediately adjacent to our corporate headquarters and 2 nine-acre parcels of land located in Sussex County.

On October 8, 2007, Artesian Development purchased approximately eighteen acres of land located on Route 9, west of the City of Lewes in Sussex County, Delaware.  Artesian Development received a conditional use for this land from Sussex County to construct an office facility, as we continue to expand our operations in southern Delaware.  This conditional use also includes allowing for the construction of water treatment and wastewater facilities and elevated storage on the site to provide service to the area between Lewes and Georgetown, Delaware.  Once permits and approvals to construct the facilities are received, appropriate agreements with the utility affiliates of Artesian Development for its use will be developed.  In January 2008 we received the approved Soils Investigation Report and in July 2008 we received the approved Preliminary Groundwater Impact Assessment and Groundwater Mounding Analysis from the Delaware Department of Natural Resources and Environmental Control, or “DNREC.”  We are in the process of completing designs for submittal to DNREC, along with supplying additional information to increase the number of units approved to be served at the site from 400 units to approximately 1,600 units.  We have current requests for service from three local developments.  We expect to complete the permitting process by the second quarter of 2009.

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

Meridian is a leading provider of engineering services in Delaware, particularly in Sussex County.  This acquisition provides Artesian Resources with enhanced design and engineering capabilities that we believe will significantly decrease our reliance on outside engineering firms for similar services.  In addition, we believe that Meridian’s ability to offer engineering services to design on-site water and wastewater systems for developers, as well as offsite wastewater collection systems in Sussex County, will provide additional revenues that are not weather sensitive.

NOTE 2 – BASIS OF PRESENTATION

The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company's annual report on Form 10-K.  Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company's annual report on Form 10-K for fiscal year 2008.

The consolidated financial statements include the accounts of Artesian Resources Corporation, or Artesian Resources, and its wholly owned subsidiaries, including its principal operating company, Artesian Water Company, Inc., or Artesian Water.  In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's balance sheet position as of March 31, 2009 and the results of operations for the quarterly periods ended March 31, 2009 and 2008 and cash flows for the quarter ended March 31, 2009 and 2008.  In addition, in accordance with Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No, 51,” or FIN 46(R), the Company consolidates variable interest entities for which it is deemed to be the primary beneficiary.  All inter-company transactions and balances have been eliminated in consolidation (refer to Note 9 “Northern Sussex Regional Water Recycling Complex, LLC”).

The results of operations for the interim period presented are not necessarily indicative of the results for the full year or for future periods.

Reclassification

Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.  These reclassifications had no effect on net income or stockholders' equity.

NOTE 3 – STOCK COMPENSATION PLANS

On May 25, 2005, the Company’s stockholders approved a new Equity Compensation Plan, which authorizes up to 500,000 shares of Class A Non-Voting Common Stock for issuance, referred to as the 2005 Equity Compensation Plan, or the Plan.  Since May 25, 2005, no additional grants have been made under the Company’s other stock-based compensation plans that were previously available.  On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment.”  Approximately $30,000 in compensation expense was recorded during the three months ended March 31, 2009 for stock options issued in May 2008 under the Plan.  For the three months ended March 31, 2008 an expense of approximately $41,000 was recorded for stock options granted in May 2007.  Costs were determined based on the fair value at the grant dates and those costs are being charged to income over the service period associated with the grants.

The fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants issued in 2008 and 2007.  All options were granted at market value with a 10 year option term with a vesting period of one year from the dates of grant.

	2008	2007
Expected Dividend Yield	3.60%	3.30%
Expected Stock Price Volatility	0.25	0.27
Weighted Average Risk-Free Interest Rate	3.45%	4.69%
Weighted Average Expected Life of Options (in years)	6.93	3.65

For 2008 and 2007, the expected dividend yield was based on a 12 month rolling average of the current dividend yield.  The expected volatility is the standard deviation of the change in the natural logarithm of the stock price (expressed as an annual rate) for the expected term shown above.  The expected life was based on historic exercise patterns for similar grants.  The risk free interest rate is the 7-year Treasury Constant Maturity rate as of the dates of the grants.

The following summary reflects changes in the shares of Class A Non-Voting Common Stock under option:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)
Plan options
Outstanding at January 1, 2009	530,921	$15.14
Granted	---	N/A
Exercised	(14,940)	$8.66
Canceled	---	N/A
Outstanding at March 31, 2009	515,981	$15.33	4.78	$625

Options exercisable at March 31, 2009	482,231	$15.11	4.48	$625

The total intrinsic value of options exercised during the three month period ended March 31, 2009 was approximately $83,000.

The following summary reflects changes in the non-vested shares of Class A Stock under option:

Non-vested Shares	Option Shares	Weighted Average Grant - Date Fair Value Per Option
Non-vested at January 1, 2009	33,750	$3.60
Granted	---	N/A
Vested	---	N/A
Canceled	---	N/A
Non-vested at March 31, 2009	33,750	$3.60

As of March 31, 2009, there was $15,000 of total unrecognized expense related to non-vested option shares granted under the Plan.  That cost will be recognized over the remaining vesting period (approximately two months) of the unvested options.

NOTE 4 - REGULATORY ASSETS

In accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” certain expenses are recoverable through rates charged to our customers, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the Delaware Public Service Commission, or DEPSC, the MDPSC, and the PAPUC.  Depreciation and salary study expenses are amortized on a straight-line basis over a period of five years, while all other expenses related to rate proceedings and applications to increase rates are amortized on a straight-line basis over a period of two years.  The postretirement benefit obligation, which is being amortized over twenty years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments.  The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customers reverse.  Goodwill is the result of the Mountain Hill acquisition, and is currently being amortized on a straight-line basis over a period of fifty years in accordance with SFAS No. 71.  SFAS No.71 stipulates generally accepted accounting principles for companies whose rates are established by or are subject to approval by a third-party regulatory agency.  Deferred acquisition costs are the result of due diligence costs related to the proposed purchase agreements for water and wastewater facilities in Cecil County, Maryland, which are expected to close on or before June 30, 2009, subject to the satisfaction of customary closing conditions, including, among other matters, the completion of Artesian Resources’ due diligence and the approval of the MDPSC.  The Appleton Regional Community Alliance, or Appleton Alliance, filed a petition with The Circuit Court of Cecil County, Maryland for judicial review of the proposed transfer of certain Cecil County property and assets to Artesian.  Should the Appleton Alliance proceed with their action, closing on the transaction may be delayed.

	Unaudited
	(in thousands)
	March 31, 2009	December 31, 2008

Postretirement benefit obligation	$906	$924
Deferred income taxes recoverable in future rates	548	552
Goodwill	368	370
Deferred acquisition costs	392	341
Expense of rate proceedings	452	376
	$2,666	$2,563

Expenses related to the Net Periodic Pension Cost for the postretirement benefit obligation are as follows:

	Unaudited
	(in thousands)
For the Three Months Ended March 31,
	2009	2008
Net Periodic Pension Cost
Interest Cost	$11	$13
Amortization of Net Gain	(3)	---
Amortization of Transition Obligation	2	2

Total Net Periodic Benefit Cost	$10	$15

Contributions

Artesian Water contributed $28,000 to its postretirement benefit plan in the first three months of 2009 and expects to contribute another $84,000 for the remainder of the year.  These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company’s eligible retired employees.

NOTE 5 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.  The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Quarter
	Ended March 31,
	2009	2008
	(in thousands)
Average common shares outstanding during
the period for Basic computation	7,413	7,313
Dilutive effect of employee stock options	57	121

Average common shares outstanding during
the period for Diluted computation	7,470	7,434

For three months ended March 31, 2009, employee stock options to purchase 301,500 shares of common stock, were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during this period.

The Company has 15,000,000 authorized shares of Class A Non-Voting Common Stock and 1,040,000 shares of Class B Common Stock.  As of March 31, 2009, 6,543,694 Class A shares and 881,452 Class B shares were issued and outstanding.  The par value for both classes is $1.00 per share.  For the three months ended March 31, 2009 and  March 31, 2008, the Company issued 24,312 and 21,223 shares of Class A Stock, respectively.

Equity per common share was $11.93 and $11.64 at March 31, 2009 and 2008, respectively.  These amounts were computed by dividing common stockholders' equity by the average number of shares of common stock outstanding on March 31, 2009 and 2008, respectively.

NOTE 6 - RATE PROCEEDINGS

Our water and wastewater utilities generate operating revenue from customers based on rates that are established by state Public Service Commissions through a rate setting process that may include public hearings, evidentiary hearings and the submission of evidence and testimony in support of the requested level of rates by our company.

Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC.  This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility’s overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied can not exceed 5% within any 12-month period.  In December 2007, we filed for a DSIC of 0.46% to be applied to customers’ total bill, effective January 1, 2008, in order to recover the cost of non-revenue producing plant put into service between the end of the last general rate increase and October 2007.  During the first three months of 2008, we earned approximately $65,000 in DSIC revenue.  On June 21, 2008, the Company discontinued the collection of DSIC pursuant to Delaware law which requires the Company to discontinue a DSIC when new base rates are put into effect.  We did not have DSIC in effect during 2009.

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

In December 2008, the MDPSC approved an application for Artesian Water Maryland to construct a water system from the Delaware state line, interconnecting with the Artesian Water system, to the Town of Elkton.  The Town of Elkton has agreed to take a minimum of 50,000 gallons per day and a maximum of 200,000 gallons per day.

In March 2009, Artesian Wastewater filed an application with the DEPSC for approval of a uniform tariff applicable to all of our wastewater territories in Delaware.  Currently, each time we add a new service territory, an application must be submitted to the DEPSC for rate approval.  If the application is approved, Artesian Wastewater would be permitted to apply its tariffed rates to any new service territories without prior DEPSC approval.

In April 2009, Artesian Water Maryland applied for approval from the MDPSC to construct a water system to the 172 residents of the Whitaker Woods housing development located in the Mountain Hill service area.  This expanded franchise area was approved by the MDPSC in the Mountain Hill acquisition and would be subject to the Mountain Hill tariff rates.  Artesian Water Maryland has requested expedited approval of this application, as water supply in that area is currently very limited.  A final decision is expected in May 2009.

NOTE 7 – INCOME TAXES

Under FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” the Company analyzed Artesian’s various tax positions and determined that no further entry, recognition or derecognition were required.  The Company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.  There were no such charges for the period ended March 31, 2009.  Additionally, there were no accruals relating to interest or penalties as of March 31, 2009.  The Company remains subject to examination by federal and state authorities for tax years 2005 through 2008.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Current Assets and Liabilities

For those current assets and liabilities that are considered financial instruments, the carrying amounts approximate fair value because of the short maturity of those instruments.

Long-term Financial Liabilities

The fair value of Artesian Resources' long-term debt as of March 31, 2009 and December 31, 2008, determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities as guided under SFAS 107, “Disclosures about Fair Value of Financial Instruments,” are shown as below:

In thousands
	March 31, 2009	December 31, 2008
Carrying amount	$107,277	$107,555
Estimated fair value	109,289	113,214

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

NOTE 9 – NORTHERN SUSSEX REGIONAL WATER RECYCLING COMPLEX, LLC

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC, for the design, construction and operation of the Northern Sussex Regional Water Recycling Complex, a wastewater treatment facility to be located in Sussex County, Delaware.  NSRWRC was created for the sole purpose of developing the treatment facility site, which once constructed, will be operated by Artesian Wastewater.  The Company has determined that NSRWRC constitutes a variable interest entity, or VIE, as defined by FIN 46(R).  See Note 2 – Basis of Presentation.

The Company, by contract, has control over the design and construction of the treatment facility.  NSRWRC is financially responsible for designing and building the treatment facility.  Under the terms of the agreement, Artesian Resources acts as the guarantor of a $10 million construction loan, secured by a 75 acre parcel purchased by NSRWRC on July 1, 2008 for approximately $5 million.  The interest rate on the construction loan is variable based on LIBOR Advantage Rate plus 225 basis points.  The line of credit includes provisions that require Artesian Resources to assume the debt and all liabilities arising from that debt under certain circumstances, including the bankruptcy of NSRWRC.  In the event of default by NSRWRC, Artesian Resources shall pay NSRWRC's obligations due to the financial institution; or on demand of the financial institution immediately deposit all amounts due under the obligation.  As of March 31, 2009, approximately $7.1 million has been drawn on the loan, which is included in the Lines of Credit on our Consolidated Balance Sheet.  As of March 31, 2009, approximately $7.4 million is included in non-utility property and was comprised of the land and construction in progress of the facility.  The entire capitalization of NSRWRC is comprised of the amounts borrowed against the $10 million construction loan.  In connection with the purchase of the treatment facility site, as of June 30, 2008, Artesian Utility agreed to commit $3.0 million to NSRWRC, payable in 10 equal annual installments, which commenced on June 30, 2008.  In April 2009, Artesian Utility agreed to accelerate two of its payments to NSRWRC in exchange for a $450,000 reduction in the total commitment.  Artesian Utility made a $900,000 payment to NSRWRC, which included the June 30, 2009 payment and the acceleration of two payments, or $600,000.  As a result of the reduction in the commitment and the acceleration of the payments, the remaining balance of $1,350,000 will be repaid over the next 5 years with a final payment of $150,000 due on June 30, 2014.  There has been a nominal investment in NSRWRC by the owner of NSRWRC.  The treatment facility will be owned by NSRWRC until the initial loan to the treatment facility is repaid.  At that time, the treatment facility will be transferred to the Company for nominal value as contributed property.  Immediately following the transfer of the treatment facility and extinguishment of debt, NSRWRC will be dissolved.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company has entered into transactions in the normal course of business with related parties.  The owner of NSRWRC is the sole owner of Meridian Architects and Engineers, LLC, or Meridian Architects, Meridian Enterprises, LLC, or Meridian Enterprises, and Meridian Consulting, LLC, or Meridian Consulting.  The Company has utilized Meridian Architects, Meridian Enterprises and Meridian Consulting for various consulting services during the three month period ended March 31, 2009.  As of March 31, 2009, approximately $100,000 was paid to Meridian Architects, approximately $100,000 was paid to Meridian Enterprises and approximately $18,000 was paid to Meridian Consulting in connection with these consulting services.  Approximately $15,000 was paid to Meridian Enterprises as of March 31, 2009 for office space rental.  Also, as of March 31, 2009, the Company had accounts receivable balances for engineering services due from the following entities, all of which are owned by the owner of NSRWRC:  Meridian Architects of approximately $51,000, Landlock, LLC of approximately $168,000, and Peninsula Square, LLC of approximately $21,000.  There were no related party transactions during the three month period ended March 31, 2008.  All services were provided in the ordinary course of business at fees and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.

NOTE 11 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the FASB issued FSP No. SFAS 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.  See Note 8 — Fair Value Of Financial Instruments.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for applying the provisions of SFAS No. 157.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions.  This FSP requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability.  If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value.  Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced).  If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value.  If the transaction is not orderly, other valuation techniques must be used when estimating fair value.  FSP FAS 157-4 must be applied prospectively for interim periods ending after June 15, 2009.  The Company does not expect the adoption of this FSP will have a material impact on the financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141.  SFAS No. 141(R) establishes principles for recognizing assets and liabilities acquired in a business combination, contractual contingencies and certain acquired contingencies to be measured at their fair values at the acquisition date.  This statement requires that acquisition-related costs and restructuring costs be recognized separately from the business combination.  SFAS No. 141(R) is effective for fiscal years beginning January 1, 2009.  The Company adopted this statement January 1, 2009 and it did not have a material effect on the financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  This pronouncement amends SFAS No. 141(R) to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP SFAS No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with SFAS No. 157, if the acquisition-date fair value can be reasonably estimated.  If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.”  FSP SFAS No. 141(R)-1 is effective for fiscal years beginning January 1, 2009.  As the provisions of FSP FAS 141(R)-1 are applied prospectively to business combinations with an acquisition date on or after the guidance became effective, the impact cannot be determined until the transactions occur.  No such transactions occurred during the first quarter of 2009.

In December 2007, the FASB issued SFAS No.160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.”  This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  This statement requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning January 1, 2009.  The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – Including an amendment of FASB No.133.”  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why a company used derivative instruments, (b) how derivative instruments and related hedge items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flow. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted this statement January 1, 2009 and it did not have a material effect on the financial statements.

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect this Statement will have a material impact on the financial statements.

In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which requires additional disclosures for employers’ pension and other postretirement benefit plan assets.  As pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157, FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets.  FSP FAS 132(R)-1 will be effective for fiscal years ending after December 15, 2009.  As FSP SFAS 132(R)-1 provides only disclosure requirements, the adoption of this FSP will not have a material impact on the financial statements.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2009

OVERVIEW

Our profitability is primarily attributable to the sale of water by our largest operating subsidiary, Artesian Water, the amount of which is dependent on seasonal fluctuations in weather, particularly during the summer months when water demand may vary with rainfall and temperature.  Artesian Water accounted for approximately 92% of our total operating revenues for the three months ended March 31, 2009.  In the event that temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives.

While water sales revenues are our primary source of revenues, we continue to explore and develop relationships with developers and municipalities in order to increase revenues from contract water operations and wastewater management services.  Our contract operations and wastewater management services provide a revenue stream that is not affected by changes in weather patterns.  We plan to continue developing and expanding our contract operations and wastewater services in a manner that complements our growth in water service to new customers.  Our anticipated growth in these areas is subject to changes in residential and commercial construction, which may be affected by interest rates, inflation and general housing and economic market conditions.  As a result of the general economic downturn, we may not be able to increase our contract operations and wastewater services at the rate we had previously expected.  We will continue to focus attention on expanding our contract operations opportunities with municipalities and private water providers in Delaware and surrounding areas.

As of March 31, 2009, we had approximately 75,900 metered water customers and approximately 640 wastewater customers in Delaware.  Increases in the number of customers served by Artesian Water and Artesian Wastewater contributed to increases in our operating revenues.  Water customers increased by approximately 500, while wastewater customers increased by approximately 100 compared to the same time period a year ago.

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  In October 2008, Artesian Water Maryland signed an agreement with Cecil County to purchase four water facilities, with closing expected to occur by June 30, 2009, subject to the satisfaction of customary closing conditions, including, among other matters, the completion of Artesian Resources’ due diligence and the approval of the MDPSC.  The Appleton Regional Community Alliance, or Appleton Alliance, filed a petition with The Circuit Court of Cecil County, Maryland for judicial review of the proposed transfer of certain Cecil County property and assets to Artesian.  Should the Appleton Alliance proceed with their action, closing on the transaction may be delayed.  In December 2008, the MDPSC approved an application for Artesian Water Maryland to construct a water system from the Delaware state line, interconnecting with the Artesian Water system, to the Town of Elkton.  The Town of Elkton desired an additional source of water supply.

Wastewater Division

Artesian Wastewater, owns wastewater infrastructure and began providing wastewater services in Delaware in July 2005.  Artesian Wastewater Maryland was incorporated on June 3, 2008 to provide regulated wastewater services in the state of Maryland.  In October 2008, Artesian Wastewater Maryland signed two asset purchase agreements with Cecil County to purchase four wastewater facilities in Maryland.  Closings on these transactions are expected to occur on or before June 30, 2009, subject to the satisfaction of customary closing conditions, including, among other matters, the completion of Artesian Resources’ due diligence and the approval of the MDPSC.  The Appleton Regional Community Alliance, or Appleton Alliance, filed a petition with The Circuit Court of Cecil County, Maryland for judicial review of the proposed transfer of certain Cecil County property and assets to Artesian.  Should the Appleton Alliance proceed with their action, closing on the transaction may be delayed.  Our wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.

Non-Regulated Division

Artesian Utility provides contract water and wastewater operation services to 31 private, municipal and governmental institutions in Pennsylvania, Delaware and Maryland.  Artesian Utility currently operates a 2.5 mgd wastewater facility for Middletown under a 20-year contract that expires on February 1, 2021.  Artesian Utility also operates an approximately 250,000 gallon per day wastewater facility in Middletown.  In addition, we operate an additional wastewater facility in Middletown in order to support the 2.5 mgd wastewater facility described above.

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

On March 17, 2009, Artesian Utility signed an agreement with the Cecil County Public Works in Cecil County, Maryland to operate the Meadowview Wastewater and Highlands Wastewater  treatment and disposal facilities until Artesian Wastewater Maryland’s purchase of the facilities is closed.  This agreement also employs Artesian Utility to operate two water supply and treatment stations and two booster stations in Cecil County.  In addition, on March 31, 2009 Artesian Utility signed an agreement with the Town of Port Deposit in Cecil County, Maryland to operate and maintain a water system from April 1, 2009 through August 30, 2009, with three additional one-year renewal options.

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

In addition to services discussed above, Artesian Resources initiated a Water Service Line Protection Plan, or WSLP Plan, in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participants’ leaking water service lines up to an annual limit.  As of March 31, 2009, approximately 13,300, or 20.8%, of our 64,000 eligible water customers had signed up for the WSLP Plan.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers’ sewer lines.  This plan, Sewer Service Line Protection Plan, or SSLP Plan, covers all parts, material and labor required to repair or replace participants’ leaking or clogged sewer lines up to an annual limit.  As of March 31, 2009, approximately 5,000, or 10.9%, of our 46,000 eligible customers had signed up for the SSLP Plan.

Strategic Direction

Our strategy is to significantly increase customer growth, revenues, earnings and dividends by expanding our water and wastewater services across the Delmarva Peninsula.  We remain focused on providing superior service to our customers and continuously seeking ways to improve our efficiency and performance.  By providing both water and wastewater services, we are positioned as the primary resource for developers and communities throughout the Delmarva Peninsula seeking to fill both needs simultaneously.  We have a proven ability to acquire and integrate high growth, established entities, through which we have captured additional service territories that will serve as a base for future revenue.  We have completed four acquisitions during the past two years, and have successfully integrated their operations, infrastructure, technology and employees.  We believe this experience presents a strong platform for further expansion and that our success to date also produces positive relationships and credibility with regulators, municipalities, developers and customers in both existing and prospective service areas.

In our regulated water division, our strategy is to focus on a wide spectrum of activities, which include identifying new and dependable sources of supply, developing the wells, treatment plants and delivery systems to get water to customers and educating customers on the wise use of water.  Our strategy includes focusing our efforts to expand in new regions added to our Delaware service territory over the last 10 years, where growth is strong and demand is increasing.  In addition, we believe growth will be developed in the Maryland counties on the Delmarva Peninsula.  We plan to expand our regulated water service area in the Cecil County designated growth corridor and to expand our business through the design, construction, operation and management, as well as acquisition, of additional water systems.  The expansion of our exclusive franchise areas elsewhere in Maryland and the award of additional contracts will similarly enhance our operations within the state.

We have also expanded the provision of our services into Maryland.  Cecil County has designated the Interstate 95 corridor as a preferred growth area for business and residential expansion.  Recently, the federal Base Re-Alignment and Closure Commission announced the relocation of approximately 14,000 jobs to nearby Aberdeen, Maryland by 2011.  The Wilmington Metropolitan Area Planning Commission projects Cecil County will grow 86% between 2000 and 2030 and the Maryland Department of Planning projects that Cecil County will experience the highest rate of household growth through 2025 of any jurisdiction in the state.  Artesian Water Maryland signed an agreement in October 2008 with Cecil County for the purchase of specific water facilities, which is expected to close by June 30, 2009, subject to the satisfaction of customary closing conditions, including, among other matters, the completion of Artesian Resources’ due diligence and the approval of the MDPSC.  The Appleton Regional Community Alliance, or Appleton Alliance, filed a petition with The Circuit Court of Cecil County, Maryland for judicial review of the proposed transfer of certain Cecil County property and assets to Artesian.  Should the Appleton Alliance proceed with their action, closing on the transaction may be delayed.  Once completed, this will add four water facilities to our service area.  We continue to increase our sources of supply to assure we have adequate high quality water supply to meet our customer growth expectations in all of the states in which we provide water.

In our regulated wastewater division, we foresee significant growth opportunities and will continue to seek strategic partnerships and relationships with developers and municipalities to complement existing agreements for the provision of wastewater service in Delaware, Maryland, and the surrounding areas.  Artesian Wastewater completed an agreement with Georgetown, Delaware in July 2008 to provide wastewater treatment and disposal services for Georgetown’s growth and annexation areas.  Artesian Wastewater will provide up to 1 mgd of wastewater capacity for the town within the next 10 years.  Artesian Wastewater Maryland signed two agreements in October 2008 with Cecil County for the purchase of specific wastewater facilities, which are expected to close by June 30, 2009, subject to the satisfaction of customary closing conditions, including, among other matters, the completion of Artesian Resources’ due diligence and the approval of the MDPSC.  The Appleton Regional Community Alliance, or Appleton Alliance, filed a petition with The Circuit Court of Cecil County, Maryland for judicial review of the proposed transfer of certain Cecil County property and assets to Artesian.  Should the Appleton Alliance proceed with their action, closing on the transaction may be delayed.  Once completed, these acquisitions will add four wastewater facilities to our service area.

We will continue to seek acquisitions of water and wastewater contract operations on the Delmarva Peninsula.  The purchase of water and wastewater operations agreements assists in our expansion efforts in water and wastewater activity.

In our non-regulated division, we are actively pursuing opportunities to expand our contract operations in southern Delaware.  In Artesian Utility, we will continue to expand our contract design and construction services of water and wastewater facilities for developers, municipalities and other utilities and will continue to actively pursue water and wastewater operation contracts with municipalities across the Delmarva Peninsula.  Artesian Development purchased eighteen acres of land, also located in Sussex County, Delaware, which will allow for construction of an office facility, water treatment facility and wastewater treatment facility.  Artesian Consulting continues to provide engineering services to design on-site and off-site water and wastewater systems for developers as demand increases.  Also, with the expansion efforts in our water and wastewater divisions, Artesian Consulting will provide increased design and engineering services.

Regulatory Matters and Inflation

Our water and wastewater utility operations are subject to regulation by their respective state regulatory commissions, which have broad administrative power and authority to regulate rates charged for service, determine franchise areas and conditions of service, approve acquisitions, authorize the issuance of securities and other matters.  The profitability of our utility operations is influenced, to a great extent, by the timeliness and adequacy of rate allowances we are granted by the respective regulatory commissions or authorities in the states in which we operate.

We are subject to regulation by the following state regulatory commissions:  The DEPSC regulates both Artesian Water and Artesian Wastewater.  Artesian Water Maryland and Artesian Wastewater Maryland are subject to the regulatory jurisdiction of the MDPSC, and Artesian Water Pennsylvania is subject to the regulatory jurisdiction of the PAPUC.

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

Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge or DSIC.  This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility’s overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied can not exceed 5% within any 12-month period.  In December 2007, Artesian Water filed an application with the DEPSC for approval to collect a 0.46% increase, effective January 1, 2008, to recover the costs of eligible non-revenue producing improvements made since the last rate increase in 2006.  The DEPSC approved the DSIC effective January 1, 2008 subject to audit at a later date.  During the first three months of 2008, we earned approximately $65,000 in DSIC revenue.  On June 21, 2008, the Company discontinued the collection of DSIC pursuant to Delaware law which requires the Company to discontinue a DSIC when new base rates are put into effect.  We did not have DSIC in effect during 2009.

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

On April 10, 2006, the DEPSC made effective new rules under Regulation Docket 15 that govern the terms and conditions under which water utilities require advances or contributions from customers or developers.  These regulations require that developers pay for all water facilities within a new development, with such funding recorded as contributions in aid of construction by the water utility.  In addition, the utility is required to receive a contribution in aid of construction of $1,500 for each new residential connection to its system towards the cost of water supply, treatment and storage facilities.  These regulations further require developers to fully pay for facilities to serve satellite systems.  These required contributions are intended to place a greater burden upon new customers to pay for the cost of facilities required to serve them.  On April 8, 2008, the DEPSC reopened this docket to assess the effectiveness of the 2006 rules and regulations requiring water utilities to collect contributions in aid of construction.  In March 2009, the Delaware Public Advocate, or DPA, and in April 2009 the DEPSC filed their findings, which both recommend the current rules and regulations remain in effect.  We anticipate a final decision in the second quarter of 2009.

On March 20, 2007, the DEPSC entered Order No. 7142 which re-opened Regulation Docket No. 51.  By this Order, the DEPSC proposes to repeal rules implemented in 2001 and replace them with new "Regulations Governing Certificates of Public Convenience and Necessity."  The proposed rules address the content of how notifications are sent to landowners, the definitions for the “Proposed Service Area,” and the requirement of the applying utility to certify that it will actually provide water services to a new proposed service territory within three years.  If water service is not provided within the three year time frame, the proposed rule provides a mechanism for the DEPSC to determine whether the utility should be able to retain the new CPCN.  In the March 2009 proceedings, the DEPSC recommended that a utility provide water service to a new proposed service territory within five years.  These proposed rules have not been adopted and they may not be adopted or could be modified prior to adoption.  As of March 31, 2009, no final decision had been made by the DEPSC.

In March 2009, Artesian Wastewater filed an application with the DEPSC for approval of a uniform tariff applicable to all of our wastewater territories in Delaware.  Currently, each time we add a new service territory, an application must be submitted to the DEPSC for rate approval.  If the application is approved, Artesian Wastewater would be permitted to apply its tariffed rates to any new service territories without prior DEPSC approval.

In April 2009, Artesian Water Maryland applied for approval from the MDPSC to construct a water system to the 172 residents of the Whitaker Woods housing development located in the Mountain Hill service area.  This expanded franchise area was approved by the MDPSC in the Mountain Hill acquisition and would be subject to the Mountain Hill tariff rates.  Artesian Water Maryland has requested expedited approval of this application, as water supply in that area is currently very limited.  A final decision is expected in May 2009.

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

In December 2008, the MDPSC approved an application for Artesian Water Maryland to construct a water  system from the Delaware state line, interconnecting with the Artesian Water system, to the Town of Elkton.  The Town of Elkton has agreed to take a minimum of 50,000 gallons per day and a maximum of 200,000 gallons per day.

We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability.  The cumulative effect of inflation results in significantly higher facility costs compared to investments made 20 to 40 years ago, which must be recovered from future cash flows.

Results of Operations – Analysis of the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Operating Revenues

Revenues totaled $13.9 million for the three months ended March 31, 2009, $1.6 million, or 13.1% above revenues for the three months ended March 31, 2008 of $12.3 million.  Water sales revenues increased 12.7% for the three months ended March 31, 2009, over the corresponding period in 2008.  Water sales revenue for the three months ended March 31, 2009 was positively impacted by the implementation a 5% temporary rate increase effective June 21, 2008 and a 10% temporary rate increase effective December 17, 2008.  In addition, a portion of the increase in water sales revenue reflects an increase of 509 in the number of customers served as compared to the same period in 2008.  However, per capita demand has declined for the quarter ended March 31, 2009 in comparison to the quarter ended March 31, 2008, thereby reducing the effect of the temporary rate increases.  We realized 90.1% of our total operating revenue for the three months ended March 31, 2009 from the sale of water.  In 2008, 90.4% of our total revenue was from water sales.

Non-utility operating revenue increased $167,000 for the three months ended March 31, 2009, or 22.5%, from $741,000 in 2008 to $908,000 for the same period in 2009.  This increase in non-utility revenue is attributable to the addition of Artesian Consulting, which contributed $122,000 to the increase.  The increase in non-utility revenue also reflects an increase of $27,000 and $82,000, respectively, in water and wastewater Service Line Protection Plan, or SLP Plans, revenue earned by Artesian Resources.  The SLP Plans provide coverage for all material and labor required to repair or replace participants’ leaking water service or clogged sewer lines up to an annual limit.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $38,000, or 0.5%, to $8.4 million for the three months ended March 31, 2009, compared to $8.3 million for the same period in 2008.  The components of the change in operating expenses includes a decrease in utility operating expenses of $129,000, an increase in property taxes of $60,000 and an increase in non-utility operating expenses of $107,000.

The decrease in utility operating expense of $129,000 for the quarter ended March 31, 2009, or 1.9%, over the same period in 2008, is comprised of a reduction in administration expenses offset by increases in payroll and employee benefits costs and purchased water expense.

Administration expenses decreased $197,000, or 17.3%, in the first quarter of 2009 compared to 2008 as a result of decreases in employee recruitment fees, employee training expenses, postage costs, outside consulting fees and the use of temporary employment services.

Payroll and employee benefit expense increased $93,000, or 2.6%, compared to the same period in 2008, primarily due to increases in employee count, employee wages from merit increases, and increased medical insurance expense.

Purchased water expense increased $64,000, or 9.1%, compared to the same period in 2008, primarily due to the timing of required minimum purchases under contracts from the Chester Water Authority and an increase of 7.8% in Chester Water Authority’s rates effective in July 2008.  The Chester Water Authority sent us a notice on March 16, 2009 of a rate increase, effective July 1, 2009.

Non-utility expense increased approximately $107,000, or 19.0% for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, as a result of increased contract projects as compared to the same period in 2008.

Property and other taxes increased by $60,000, or 7.6%, compared to the same period in 2008, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and increases in the number of plants owned by Artesian.  Property taxes are assessed on land, buildings and certain utility plants, which includes the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 60.3% for the three months ended March 31, 2009, compared to 67.9% for the three months ended March 31, 2008.

Depreciation and amortization expense increased $264,000, or 19.8%, over the three months ended March 31, 2009 as compared to the same period in 2008, due to continuing investment in utility plant in service providing supply, treatment, storage and distribution of water and the addition of the new office building.

Federal and state income tax expense increased $412,000 due to higher taxable income for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.

Other Income, Net

Our Allowance for Funds Used During Construction, or AFUDC, decreased $8,000, or 6.8%, compared to the same period in 2008, as a result of decreased long-term construction activity subject to AFUDC for the first quarter of 2009 compared to the same period in 2008.

Interest Charges

Interest charges increased $280,000, or 18.4%, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, primarily due to more long term debt interest expense, a result of an increase in long term debt in 2009 compared to 2008.  In December 2008, we issued a First Mortgage Bond, Series S, in the amount of $15 million, and at an interest rate of 6.73%.

Net Income

Our net income increased $608,000, or 60.9%, for the three months ended March 31, 2009, compared to the same period a year ago.  The increase in net income for the three months was primarily due to the implementation of temporary rate increases in 2008 in our Delaware water utility business.  Net income also increased for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to increased SLP Plan participants.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity for the three months ended March 31, 2009 was $3.2 million provided by cash flow from operating activities.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to assure our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

We invested $3.5 million in capital expenditures during the first three months of 2009 compared to $8.0 million invested during the same period in 2008.  The reduction in investment is primarily the result of the general slowdown in the housing market.  The primary focus of Artesian Water’s investment was to continue to provide high quality reliable service to our growing service territory.

We have invested $0.2 million through the three months ended March 31, 2009 to enhance or improve existing treatment facilities and for the rehabilitation of pumping equipment to better serve our customers.  We invested approximately $1.1 million in new transmission and distribution facilities, in our rehabilitation program for transmission and distribution facilities and replacing aging or deteriorating mains.  Developers financed $0.6 million for the installation of water mains and hydrants in 2009 compared to $0.4 million in 2008.  We also invested $1.0 million in general plant which includes $0.3 for equipment and furniture for the new office building addition to our corporate headquarters in New Castle County.  An additional $0.2 million was invested in wastewater projects in Sussex County, Delaware.  Another $0.4 million was invested into NSRWRC for the regional wastewater treatment facility.

At March 31, 2009, Artesian Water had two lines of credit of $20 million each to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of March 31, 2009, we had $32.4 million of available funds under these lines.  The interest rate for borrowings under one of these lines is the London Interbank Offering Rate, or “LIBOR,” plus 0.75% or, at our discretion, the bank’s federal funds rate plus 1.00%.  The interest rate for borrowings under the other line of credit is the LIBOR plus 1.00% or, at our discretion, the bank’s federal funds rate plus 1.00%.  Each bank reviews all of their facilities annually for renewal.

At March 31, 2009, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $10.0 million, respectively, to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of March 31, 2009, Artesian Wastewater had $4.5 million of available funds while Artesian Utility had not borrowed funds under its line of credit. The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%.  The bank reviews its facilities annually for renewal.

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

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC.  Under the terms of the agreement, Artesian Resources acts as the guarantor of NSRWRC’s $10 million construction loan secured by land.  As of March 31, 2009 NSRWRC had $2.9 million of available funds under the construction loan.  The interest rate on this guaranteed debt is variable based on LIBOR Advantage Rate plus 225 basis points.  In the event of a default by NSRWRC, Artesian Resources shall pay the bank the amount due of the obligations or, on demand of the bank, immediately deposit all amounts due under the obligation.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$20,084	$	-----	$	-----	$	-----

On August 1, 2008, Artesian Water Maryland executed a promissory note in the amount of approximately $2.3 million to Sunrise that bears interest at a variable interest rate based upon the LIBOR plus 150 basis points.  The note is payable in four equal installments, commencing on the first anniversary of the closing date.  The note is secured by a first lien security interest in all of Mountain Hill’s assets in favor of Sunrise and is guaranteed by Artesian Resources.

We may, from time to time, sell our securities to meet capital requirements.  The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.  However, due to current economic conditions and disruptions in the financial markets, which have increased the cost and significantly reduced the availability of debt and equity financing, there is a higher than usual risk that we may be unable to raise additional funds on acceptable terms or at all.  Artesian Water’s trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66 ⅔% of total capitalization.  Our debt to total capitalization, including the short-term portion thereof, was 55.6% at March 31, 2009.

We expect to fund our activities for the next twelve months using our available cash balances and bank credit lines, plus projected cash generated from operations and the capital markets.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First Mortgage Bonds (Principal and Interest)	$7,168	$14,335	$14,344	$182,413	$218,260
State revolving fund loans	374	1,180	1,180	5,479	8,213
Note Payable (Principal and Interest)	660	1,240	580	---	2,480
Operating leases	177	142	94	1,802	2,215
Unconditional purchase obligations	2,298	6,101	6,109	24,412	38,920
Tank painting contractual obligation	374	484	---	---	858
Total contractual cash obligations	$11,051	$23,482	$22,307	$214,106	$270,946

Long-term debt obligations reflect the maturities of certain series of our first mortgage bonds, which we intend to refinance when due.  Current economic conditions and disruptions have caused substantial volatility in capital markets, including credit markets and the banking industry and have increased the cost and significantly reduced the availability of credit from financing sources, which may continue or worsen in the future.  In the event we are unable to refinance our first mortgage bonds when due and the borrowings are called for payment, we will have to seek alternative financing sources, although there can be no assurance that these alternative financing sources will be available on terms acceptable to us.  The state revolving fund loan obligation has an amortizing mortgage payment payable over a 20-year period, and will be refinanced as future securities are issued.  Both the long-term debt and the state revolving fund loan have certain financial covenant provisions, the violation of which could result in default and require the obligation to be immediately repaid, including all interest.  We have not experienced conditions that would result in our default under these agreements, and we do not anticipate any such occurrence.  Payments for unconditional purchase obligations reflect minimum water purchase obligations based on rates that are subject to change under our interconnection agreement with the Chester Water Authority.  The Chester Water Authority sent us a notice on March 16, 2009 of a rate increase, effective July 1, 2009.

Off-Balance Sheet Arrangements

In connection with the purchase of the treatment facility site, as of June 30, 2008, Artesian Utility agreed to commit $3.0 million to NSRWRC, payable in 10 equal annual installments, which commenced on June 30, 2008.  In April 2009, Artesian Utility agreed to accelerate two of its payments to NSRWRC in exchange for a $450,000 reduction in the total commitment.  Artesian Utility made a $900,000 payment to NSRWRC, which included the June 30, 2009 payment and the acceleration of two payments, or $600,000.  As a result of the reduction in the commitment and the acceleration of the payments, the remaining balance of $1,350,000 will be repaid over the next 5 years with a final payment of $150,000 due on June 30, 2014.

Critical Accounting Assumptions, Estimates and Policies; Recent Accounting Standards

This discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2008 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2008.  The preparation of those financial statements required management to make assumptions and estimates that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods.  Actual amounts or results could differ from those based on such assumptions and estimates.

Our critical accounting policies are described in Management's Discussion and Analysis included in our annual report on Form 10-K for the year ended December 31, 2008.  There have been no changes in our critical accounting policies.  Our significant accounting policies are described in our notes to the 2008 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008.  Service line protection plan revenues are recognized on an accrual basis effective January 1, 2009, as compared to 2008, in which they were billed quarterly and the revenue recognized when billed.  This significant accounting policy change did not have a material effect on the financial statements.

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2008 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008 and also in the notes to our consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first three months of 2009 that had a material impact on our financial condition, liquidity or results of operations.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q which express our “belief,” “anticipation” or “expectation,” as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans for our water and wastewater subsidiaries, customer base growth opportunities in Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, our expectation of the timing of decisions by regulatory authorities, the impact of weather on our operations and the execution of our strategic initiatives, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, plans to increase our wastewater treatment operations and other revenue streams less affected by weather, plans to expand our service line protection plan program offerings, expected contributions in 2009 to our postretirement benefit plan, and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors including changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, changes in economic and market conditions generally, and other matters discussed in our annual report on Form 10-K for the year ended December 31, 2008 could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so other than as required by under the federal securities laws and you should not rely on any forward-looking statement as representation of the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2019 to 2043. We are also exposed to market risk associated with changes in commodity prices. Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers. We have also sought to mitigate future significant electric price increases by signing a two year supply contract, at a fixed price.

At March 31, 2009, Artesian Water had two lines of credit of $20 million each to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of March 31, 2009, we had $32.4 million of available funds under these lines.  The interest rate for borrowings under one of these lines is the London Interbank Offering Rate, or “LIBOR,” plus 0.75% or, at our discretion, the bank’s federal funds rate plus 1.00%.  The interest rate for borrowings under the other line of credit is the LIBOR plus 1.00% or, at our discretion, the bank’s federal funds rate plus 1.00%.  Each bank reviews all of their facilities annually for renewal.

At March 31, 2009, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $10.0 million, respectively, to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of March 31, 2009, Artesian Wastewater had $4.5 million of available funds while Artesian Utility had not borrowed funds under its line of credit. The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%.  The bank reviews its facilities annually for renewal.

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

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC.  Under the terms of the agreement, Artesian Resources acts as the guarantor of NSRWRC’s $10 million construction loan secured by land.  As of March 31, 2009 NSRWRC had $2.9 million of available funds under the construction loan.  The interest rate on this guaranteed debt is variable based on LIBOR Advantage Rate plus 225 basis points.  In the event of a default by NSRWRC, Artesian Resources shall pay the bank the amount due of the obligations or, on demand of the bank, immediately deposit all amounts due under the obligation.

On August 1, 2008, Artesian Water Maryland executed a promissory note in the amount of approximately $2.3 million to Sunrise, that bears interest at a variable interest rate based upon the LIBOR plus 150 basis points.  The note is payable in four equal installments, commencing on the first anniversary of the closing date.  The note is secured by a first lien security interest in all of Mountain Hill’s assets in favor of Sunrise and is guaranteed by Artesian Resources.

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  Although there have been no material changes to the risk factors described in such Annual Report on Form 10-K, the risks described therein are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

ARTESIAN RESOURCES CORPORATION

Date: May 7, 2009	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: May 7, 2009	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.*

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).*

*   Filed herewith