Form 10-Q
period 2009-06-30
ARTESIAN RESOURCES CORP
filed 2009-08-10
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 3, 2009, 6,569,244 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)
ASSETS	June 30, 2009	December 31, 2008
Utility plant, at original cost less accumulated depreciation	$321,808	$318,243
Current assets
Cash and cash equivalents	792	2,894
Accounts receivable (less reserve for bad debts 2009 - $126; 2008-$106)	4,362	4,224
Unbilled operating revenues	3,977	3,597
Materials and supplies (at cost on FIFO basis)	1,210	1,147
Prepaid property taxes	3	1,119
Prepaid expenses and other	1,053	491
Total current assets	11,397	13,472
Other assets
Non-utility property (less accumulated depreciation 2009-$214; 2008-$179)	10,958	9,436
Other deferred assets	5,092	4,992
Total other assets	16,050	14,428
Regulatory assets, net	2,811	2,563
	$352,066	$348,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$7,448	$7,401
Preferred stock	---	---
Additional paid-in capital	67,290	66,699
Retained earnings	14,652	13,694
Total stockholders' equity	89,390	87,794
Long-term debt, net of current portion	107,082	107,555
	196,472	195,349
Current liabilities
Lines of credit	22,591	20,286
Current portion of long-term debt	1,523	1,516
Accounts payable	3,784	4,556
Accrued expenses	1,036	2,868
Overdraft payable	595	784
Interest accrued	1,407	1,251
Customer deposits	534	556
Other	2,475	2,560
Total current liabilities	33,945	34,377

Commitments and contingencies

Deferred credits and other liabilities
Net advances for construction	20,283	21,089
Postretirement benefit obligation	775	812
Deferred investment tax credits	704	715
Deferred income taxes	32,045	29,523
Total deferred credits and other liabilities	53,807	52,139

Net contributions in aid of construction	67,842	66,841
	$352,066	$348,706
See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share amounts)

	For the Quarter		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
OPERATING REVENUES
Water sales	$13,717	$12,514	$26,217	$23,603
Other utility operating revenue	542	552	1,010	992
Non-utility revenue	1,111	837	2,019	1,578
	15,370	13,903	29,246	26,173

OPERATING EXPENSES
Utility operating expenses	7,146	7,280	13,990	14,253
Non-utility operating expenses	790	582	1,460	1,144
Depreciation and amortization	1,601	1,306	3,199	2,640
State and federal income taxes	1,304	1,020	2,387	1,691
Property and other taxes	853	798	1,706	1,591
	11,694	10,986	22,742	21,319

OPERATING INCOME	3,676	2,917	6,504	4,854

OTHER INCOME, NET
Allowance for funds used during construction	115	212	224	329
Miscellaneous	19	(32)	487	432

INCOME BEFORE INTEREST CHARGES	3,810	3,097	7,215	5,615

INTEREST CHARGES	1,813	1,568	3,611	3,087

NET INCOME	$1,997	$1,529	$3,604	$2,528

INCOME PER COMMON SHARE:
Basic	$0.27	$0.21	$0.49	$0.35

Diluted	$0.27	$0.21	$0.48	$0.34

CASH DIVIDEND PER COMMON SHARE	$0.1784	$0.1784	$0.3568	$0.3504

AVERAGE COMMON SHARES OUTSTANDING
Basic	7,427	7,334	7,426	7,324

Diluted	7,479	7,445	7,481	7,438
See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	For the Six Months
	Ended June 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,604		$2,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,199		2,640
Deferred income taxes, net	2,511		1,631
Stock compensation	55		58
Allowance for funds used during construction	(224)		(329)

Changes in assets and liabilities:
Accounts receivable, net of reserve for bad debts	(138)		1,341
Unbilled operating revenues	(380)		(356)
Materials and supplies	(63)		37
Prepaid property taxes	1,116		1,056
Prepaid expenses and other	(562)		(470)
Other deferred assets	(157)		(646)
Regulatory assets	(248)		54
Accounts payable	(772)		129
Accrued expenses	(1,832)		945
Interest accrued	156		(31)
Customer deposits and other, net	(107)		(349)
Postretirement benefit obligation	(37)		56
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,121		8,294

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures (net of AFUDC)	(8,661)		(19,334)
Proceeds from sale of assets	7		50
NET CASH USED IN INVESTING ACTIVITIES	(8,654)		(19,284)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under lines of credit agreements	2,305		8,793
(Decrease) increase in overdraft payable	(189)		2,040
Net advances and contributions in aid of construction	787		1,389
Deferred issuance costs	57		56
Net proceeds from issuance of common stock	583		574
Dividends	(2,646)		(2,564)
Principal repayments of long-term debt	(466)		(160)
NET CASH PROVIDED BY FINANCING ACTIVITIES	431		10,128

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,102)		(862)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,894		2,520

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$792		$1,658

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions	$341		$5,785
Dividends declared not yet paid	---		1,310

Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,396		$3,062
Income taxes paid	$27	$	---

See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
Unaudited
(In thousands)
	For the Six Months
	Ended June 30,
	2009	2008

Balance, beginning of period	$13,694	$12,469
Net income	3,604	2,528
	17,298	14,997
Less: Dividends	2,646	3,874
Balance, end of period	$14,652	$11,123

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

Our strategy is to significantly increase customer growth, revenues, earnings and dividends by expanding our water and wastewater services across the Delmarva Peninsula.  The business activity conducted by each of our subsidiaries is discussed below.

DELAWARE REGULATED SUBSIDIARIES

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

The preliminary engineering and design work was completed on a regional wastewater treatment and disposal facility that will provide service for up to 40,000 homes in the northern Sussex County area.  This facility is strategically situated to provide service to the growing population in the Georgetown, Ellendale and Milton area, as well as to neighboring municipal systems.  This facility was granted conditional use approval by Sussex County Council to serve the Elizabethtown subdivision of approximately 4,000 homes and 439,000 square feet of proposed commercial space, as well as seven additional projects comprising approximately 3,000 residential units.  The facility will also be capable of offering wastewater services to local municipalities.  Artesian Utility Development, Inc., or Artesian Utility, signed an agreement on June 30, 2008 with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC, for the design, construction and operation of this facility.  Once constructed, it will be operated by Artesian Wastewater.

In July 2008, Artesian Wastewater and the Town of Georgetown, or Georgetown, finalized a wastewater service agreement establishing a long term arrangement that will meet the future wastewater treatment and disposal needs in Georgetown’s growth and annexation areas.  Artesian Wastewater will provide up to 1 mgd of wastewater capacity for the town within the next 10 years.

MARYLAND REGULATED SUBSIDIARIES

Artesian Water Maryland, Inc., or Artesian Water Maryland, began operations in August 2007 following the acquisition of Carpenters Point Water Company.  Artesian Wastewater Maryland, Inc, or Artesian Wastewater Maryland, was incorporated on June 3, 2008 specifically for the purpose of executing the purchase agreements noted below in order to provide regulated wastewater services in the State of Maryland.

The acquisition of Carpenters Point Water Company provided Artesian Water Maryland service rights to the Carpenters Point Service Area, which includes a 141 home community in Cecil County, Maryland, or Cecil County, near the Interstate 95 growth corridor between Philadelphia and Baltimore and has sufficient groundwater supply and elevated water storage to serve additional customers in the undeveloped portions of its franchise and surrounding area.  In addition, on August 1, 2008, Artesian Water Maryland completed its acquisition of all the outstanding membership interests of Mountain Hill Water Company, LLC, from its sole member, Sunrise Holdings, L.P., or Sunrise, for a purchase price of approximately $7.1 million.  In the second quarter of 2009, Mountain Hill Water Company, LLC merged into Artesian Water Maryland.  The acquisition gave Artesian Water Maryland service rights to the entire 8,000 acres of undeveloped land in the county’s growth area and access to nearby planned business parks, or the Mountain Hill Service Area.  We currently serve three commercial accounts in the Principio Business Park, located within Cecil County’s designated growth corridor.  The acquisition also provided Artesian Water Maryland the opportunity to serve future customers in the Principio Business Park, as well as the proposed 660 home residential development of Charlestown Crossing and the surrounding area.  On June 4, 2009, the Maryland Public Service Commission, or MDPSC, approved installation of a water main to serve residents of Whitaker Woods, an existing 172 home development located adjacent to the Mountain Hill Service Area.  Construction is expected to begin August 2009, after approval from the Maryland Department of Environment.

On October 7, 2008 Artesian Water Maryland and Artesian Wastewater Maryland entered into agreements with Cecil County for the purchase of specific water and wastewater facilities.  Artesian Water Maryland signed an agreement, or the Water Asset Purchase Agreement, to purchase from Cecil County all of Cecil County's rights, title and interest in and to the Meadowview, Pine Hills, Harbourview and the Route 7 water facilities and the associated parcels of real property, easement rights and water transmission and distribution systems.  Artesian Wastewater Maryland signed an agreement to purchase from Cecil County the wastewater facilities known as the Meadowview Wastewater Facility and the Highlands Wastewater Facility and the associated parcels of real property, easement rights and wastewater collection systems with respect to each facility.  The Meadowview Wastewater Facility has an average design permitted flow of 700,000 gallons per day, while the Highlands Wastewater Facility has a permitted flow of 50,000 gallons per day.  Artesian Wastewater Maryland also signed an agreement to purchase from Cecil County the wastewater facilities known as the Cherry Hill Wastewater Facility and the Harbourview Wastewater Facility and the associated parcels of real property, easement rights and wastewater collection systems with respect to each facility.  The existing water and wastewater systems subject to the agreements serve approximately 3,400 customers.

In response to the asset purchase agreements noted above, the Appleton Regional Community Alliance, or Appleton Alliance, filed a petition with The Circuit Court of Cecil County, Maryland for judicial review of the proposed transfer of certain Cecil County property and assets to Artesian, delaying the closing of these transactions until a final judicial determination is received.  Closing on these transactions is also subject to the approval of the MDPSC.  Under each of the agreements, either party may terminate such agreement, subject to certain exceptions, in the event of uncured breach by the other party, or if the closing has not occurred by December 31, 2009.  The closing date may be extended beyond December 31, 2009 upon the mutual agreement of the parties.

PENNSYLVANIA REGULATED SUBSIDIARY

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

OTHER SUBSIDIARIES

Our three other subsidiaries, none of which are regulated, are Artesian Utility Development, Inc., or Artesian Utility, Artesian Development Corporation, or Artesian Development and Artesian Consulting Engineers, Inc., or Artesian Consulting.

Artesian Utility was formed in 1996.  It designs and builds water and wastewater infrastructure and provides contract water and wastewater services on the Delmarva Peninsula.  Artesian Utility also evaluates land parcels, provides recommendations to developers on the size of water or wastewater facilities and the type of technology that should be utilized for treatment at said facilities, and operates 34 water and wastewater facilities in Delaware, Maryland and Pennsylvania for others.  Artesian Utility also has several contracts with developers for design and construction of wastewater facilities within the Delmarva Peninsula, utilizing a number of different technologies for treatment of wastewater at each facility.

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

On October 8, 2007, Artesian Development purchased approximately eighteen acres of land located on Route 9, west of the City of Lewes in Sussex County, Delaware.  Artesian Development received a conditional use for this land from Sussex County to construct an office facility, as we continue to expand our operations in southern Delaware.  This conditional use also includes allowing for the construction of water treatment and wastewater facilities and elevated storage on the site to provide service to the area between Lewes and Georgetown, Delaware.  Once permits and approvals to construct the facilities are received, appropriate agreements with the utility affiliates of Artesian Development for its use will be developed.  In January 2008 we received the approved Soils Investigation Report and in July 2008 we received the approved Preliminary Groundwater Impact Assessment and Groundwater Mounding Analysis from the Delaware Department of Natural Resources and Environmental Control, or “DNREC.”  We are in the process of completing designs for submittal to DNREC, along with supplying additional information to increase the number of units approved to be served at the site from 400 units to approximately 1,900 units.  The permitting process is expected to be completed in July 2009.  Additional groundwater studies are currently underway that are designed to improve the phasing and implementation of the systems operation in accordance with DNREC requirements.  We have current requests for service from four local developments.  We plan to have initial construction at the site underway by the second quarter of 2010.

Artesian Consulting provides engineering services to developers for residential and commercial development.  On June 6, 2008, Artesian Consulting acquired all the assets of Meridian Architects and Engineers, or Meridian, for a purchase price of $130,000.  The acquisition includes the assignment of certain current contract agreements to provide engineering services to developers and includes services to be provided to Artesian Water.

Meridian is a leading provider of engineering services in Delaware, particularly in Sussex County.  Artesian Resources has routinely employed engineering firms to design infrastructure for water and wastewater systems.  This acquisition provides Artesian Resources with enhanced design and engineering capabilities that we believe decreases our reliance on outside engineering firms for similar services.  In addition, we believe that Meridian’s ability to offer engineering services to design on-site water and wastewater systems for developers, as well as offsite wastewater collection systems in Sussex County, provides additional revenues that are not weather sensitive.

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

The consolidated financial statements include the accounts of Artesian Resources Corporation, or Artesian Resources, and its wholly owned subsidiaries, including its principal operating company, Artesian Water Company, Inc., or Artesian Water.  In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's balance sheet position as of June 30, 2009 and the results of operations for the six month and quarterly periods ended June 30, 2009 and 2008 and cash flows for the six month periods ended June 30, 2009 and 2008.  In addition, in accordance with Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No, 51,” or FIN 46(R), the Company consolidates variable interest entities for which it is deemed to be the primary beneficiary (refer to Note 9 - Northern Sussex Regional Water Recycling Complex, LLC).  All inter-company transactions and balances have been eliminated in consolidation.

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

NOTE 3 – STOCK COMPENSATION PLANS

On May 25, 2005, the Company’s stockholders approved a new Equity Compensation Plan, which authorizes up to 500,000 shares of Class A Non-Voting Common Stock for issuance, referred to as the 2005 Equity Compensation Plan, or the Plan.  Since May 25, 2005, no additional grants have been made under the Company’s other stock-based compensation plans that were previously available.  On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment.”  For the three and six months ended June 30, 2009, an expense of approximately $25,000 and $55,000 was recorded for stock options granted in May 2009 and May 2008.  Approximately $12,000 and $58,000 in compensation expense was recorded during the three and six months ended June 30, 2008 for stock options issued in May 2008 and May 2007 and stock awards issued and related tax expense in the quarter ended June 30, 2008.  Costs were determined based on the fair value at the grant dates and those costs are being charged to income over the service period associated with the grants.

The fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants issued in 2009 and 2008.  All options were granted at market value with a 10 year option term with a vesting period of one year from the dates of grant.

	2009	2008
Expected Dividend Yield	4.53%	3.63%
Expected Stock Price Volatility	0.26	0.25
Weighted Average Risk-Free Interest Rate	2.81%	3.45%
Weighted Average Expected Life of Options (in years)	7.06	6.93

For 2009 and 2008 the expected dividend yield was based on a 12 month rolling average of the current dividend yield.  The expected volatility is the standard deviation of the change in the natural logarithm of the stock price (expressed as an annual rate) for the seven year periods ended May 31, 2009 and May 31, 2008 for 2009 and 2008, respectively.  The expected life was based on historic exercise patterns for similar grants.  The risk free interest rate is the 7-year Treasury Constant Maturity rate as of the date of the grants for 2009 and 2008.

The following summary reflects changes in the shares of Class A Non-Voting Common Stock under option:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)
Plan options
Outstanding at January 1, 2009	530,921	$15.14
Granted	33,750	$15.26
Exercised	(28,300)	$8.89
Canceled	(1,650)	9.33
Outstanding at June 30, 2009	534,721	$15.50	5.0	$993

Options exercisable at June 30, 2009	500,971	$15.51	4.7	$970

The total intrinsic value of options exercised during the six month period ended June 30, 2009 was approximately $158,800.

The following summary reflects changes in the non-vested shares of Class A Stock under option:

Non-vested Shares	Option Shares	Weighted Average Grant - Date Fair Value Per Option
Non-vested at January 1, 2009	33,750	$3.60
Granted	33,750	2.56
Vested	33,750	3.60
Canceled	---	N/A
Non-vested at June 30, 2009	33,750	$2.56

As of June 30, 2009, there was $77,000 of total unrecognized expense related to non-vested option shares granted under the Plan.  That cost will be recognized over the remaining vesting period of 0.88 years of the unvested options.

NOTE 4 - REGULATORY ASSETS

SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” stipulates generally accepted accounting principles for companies whose rates are established by or are subject to approval by a third-party regulatory agency.  Certain expenses are recoverable through rates charged to our customers, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the Delaware Public Service Commission, or DEPSC, the MDPSC, and the PAPUC.  Depreciation and salary study expenses are amortized on a straight-line basis over a period of five years, while all other expenses related to rate proceedings and applications to increase rates are amortized on a straight-line basis over a period of two years.  The postretirement benefit obligation, which is being amortized over twenty years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments.  The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customers reverse.  Goodwill is the result of the Mountain Hill acquisition, and is currently being amortized on a straight-line basis over a period of fifty years in accordance with SFAS No. 71.  Deferred acquisition costs are the result of due diligence costs related to the proposed purchase agreements for water and wastewater facilities in Cecil County, Maryland, amortization of these deferred acquisition costs will not begin until the acquired assets are placed into service.  The Appleton Alliance filed a petition with The Circuit Court of Cecil County for judicial review of the proposed transfer of certain Cecil County property and assets to Artesian, delaying the closing of these transactions until a final judicial determination is received.  Closing on these transactions is also subject to the approval of the MDPSC.

	Unaudited
	(in thousands)
	June 30, 2009	December 31, 2008

Postretirement benefit obligation	$887	$924
Deferred income taxes recoverable in future rates	544	552
Goodwill	366	370
Deferred acquisition costs	577	341
Expense of rate proceedings	437	376
	$2,811	$2,563

Expenses related to the Net Periodic Pension Cost for the postretirement benefit obligation are as follows:

	Unaudited
	(in thousands)
For the Six Months Ended June 30,
	2009	2008
Net Periodic Pension Cost
Interest Cost	$22	$27
Amortization of Net Gain (Loss)	(7)	---
Amortization of Transition Obligation	4	4

Total Net Periodic Benefit Cost	$19	$31

Contributions

Artesian Water contributed $56,000 to its postretirement benefit plan in the first six months of 2009 and expects to contribute another $56,000 for the remainder of the year.  These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company’s eligible retired employees.

NOTE 5 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.  The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Quarter		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Average common shares outstanding during
the period for Basic computation	7,427	7,334	7,426	7,324
Dilutive effect of employee stock options	52	111	55	114

Average common shares outstanding during
the period for Diluted computation	7,479	7,445	7,481	7,438

For the three and six months ended June 30, 2009, employee stock options to purchase 283,700 and 309,500 shares of common stock were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during this period.

The Company has 15,000,000 authorized shares of Class A Non-Voting Common Stock and 1,040,000 shares of Class B Common Stock.  As of June 30, 2009, 6,567,376 Class A shares and 881,452 Class B shares were issued and outstanding.  As of December 31, 2008, 6,519,382 Class A shares and 881,452 Class B shares were issued and outstanding.  The par value for both classes is $1.00 per share.  For the three months ended June 30, 2009 and June 30, 2008, the Company issued 23,682 and 21,288 shares of Class A Stock, respectively.  For the six months ended June 30, 2009 and June 30, 2008, the Company issued 47,994 and 42,511 shares of Class A Stock, respectively.

Equity per common share was $12.04 and $11.94 at June 30, 2009 and December 31, 2008, respectively.  These amounts were computed by dividing common stockholders' equity by the weighted average number of shares of common stock outstanding on June 30, 2009 and December 31, 2008, respectively.

NOTE 6 - REGULATORY PROCEEDINGS

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

In December 2008, the MDPSC approved an application for Artesian Water Maryland to construct a water system from the Delaware state line, interconnecting with the Artesian Water system, to the Town of Elkton.  The Town of Elkton has agreed to take a minimum of 50,000 gallons per day and a maximum of 200,000 gallons per day.  At the Town of Elkton’s request, the maximum daily take may be raised to 1.5 mgd, with the minimum required take set at one quarter of the requested maximum level.  The Town of Elkton started taking water in April 2009.

In March 2009, Artesian Wastewater filed an application with the DEPSC for approval of a uniform tariff applicable to all of our wastewater territories in Delaware.  Previously, each time we added a new service territory, an application had to be submitted to the DEPSC for rate approval.  On July 7, 2009 the DEPSC approved this application.  Artesian Wastewater is now permitted to apply its tariffed rates to any new service territories without prior DEPSC approval.

In order for Artesian Water Maryland to expand its franchise area, we must first obtain approval from the county in Maryland in which we intend to expand.  We also need to seek approval from the MDPSC.  In addition, we are required to provide to the MDPSC any plans, permits, maps and proof of ownership of easements for our facilities.

In April 2009, Artesian Water Maryland applied for approval from the MDPSC to construct a water system to serve the 172 residents of the Whitaker Woods housing development located in the Mountain Hill service area.  This expanded franchise area was approved by the MDPSC in the Mountain Hill acquisition and is subject to the Mountain Hill tariff rates.  Artesian Water Maryland requested expedited approval of this application, as water supply in that area is currently very limited.  On June 4, 2009, the MDPSC approved Artesian Water Maryland’s request to construct this water system.  Construction is anticipated to begin in August 2009, after approval from the Maryland Department of the Environment.

NOTE 7 – INCOME TAXES

Under FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” the Company analyzed Artesian’s various tax positions and determined that no further entry, recognition or derecognition were required.  The Company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.  There were no such charges for the periods ended June 30, 2009 and June 30, 2008.  Additionally, there were no accruals relating to interest or penalties as of June 30, 2009.  The Company remains subject to examination by federal and state authorities for tax years 2005 through 2008.

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

Long-term Financial Liabilities

The fair value of Artesian Resources' long-term debt as of June 30, 2009 and December 31, 2008, determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities as guided under SFAS 107, “Disclosures about Fair Value of Financial Instruments,” are shown as below:

In thousands
	June 30, 2009	December 31, 2008
Carrying amount	$107,082	$107,555
Estimated fair value	107,112	113,214

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

The Company, by contract, has control over the design and construction of the treatment facility.  NSRWRC is financially responsible for designing and building the treatment facility.  Under the terms of the agreement, Artesian Resources acts as the guarantor of a $10 million construction loan, secured by a 75 acre parcel purchased by NSRWRC on July 1, 2008 for approximately $5 million.  The interest rate on the construction loan is variable based on LIBOR Advantage Rate plus 225 basis points.  The line of credit includes provisions that require Artesian Resources to assume the debt and all liabilities arising from that debt under certain circumstances, including the bankruptcy of NSRWRC.  In the event of default by NSRWRC, Artesian Resources shall pay NSRWRC's obligations due to the financial institution; or on demand of the financial institution immediately deposit all amounts due under the obligation.  As of June 30, 2009, approximately $7.5 million has been drawn on the loan, which is included in the Lines of Credit on our Consolidated Balance Sheet.  As of June 30, 2009, approximately $7.5 million is included in non-utility property and was comprised of the land and construction in progress of the facility.  The entire capitalization of NSRWRC is comprised of the amounts borrowed against the $10 million construction loan.  In connection with the purchase of the treatment facility site, as of June 30, 2008, Artesian Utility agreed to commit $3.0 million to NSRWRC, payable in 10 equal annual installments, which commenced on June 30, 2008.  In April 2009, Artesian Utility agreed to accelerate two of its payments to NSRWRC in exchange for a $450,000 reduction in the total commitment.  Artesian Utility made a $900,000 payment to NSRWRC, which included the June 30, 2009 payment and the acceleration of two payments, or $600,000.  As a result of the reduction in the commitment and the acceleration of the payments, the remaining balance of $1,350,000 will be repaid over the next 5 years with a final payment of $150,000 due on June 30, 2014.  There has been a nominal investment in NSRWRC by the owner of NSRWRC.  The treatment facility will be owned by NSRWRC until the initial loan to the treatment facility is repaid.  At that time, the treatment facility will be transferred to the Company for nominal value as contributed property.  Immediately following the transfer of the treatment facility and extinguishment of debt, NSRWRC will be dissolved.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company has entered into transactions in the normal course of business with related parties.  The owner of NSRWRC is the sole owner of Meridian Architects and Engineers, LLC, or Meridian Architects, Meridian Enterprises, LLC, or Meridian Enterprises, and Meridian Consulting, LLC, or Meridian Consulting.  The Company has utilized Meridian Architects, Meridian Enterprises and Meridian Consulting for various consulting services during the six month period ended June 30, 2009.  As of June 30, 2009, approximately $100,000 was paid to Meridian Architects, approximately $100,000 was paid to Meridian Enterprises and approximately $31,000 was paid to Meridian Consulting in connection with these consulting services.  Approximately $30,000 was paid to Meridian Enterprises as of June 30, 2009 for office space rental.  Also, as of June 30, 2009, the Company had accounts receivable balances for engineering services due from the following entities, all of which are owned by the owner of NSRWRC:  Meridian Architects of approximately $26,000, Landlock, LLC of approximately $217,000, Triple D Double S, LLC of approximately $37,000 and Peninsula Square, LLC of approximately $29,000.  A portion of the accounts receivable balance, approximately $41,000, is over one year old.  In addition, as of June 30, 2009, related party revenue for engineering services is as follows:  Meridian Architects of approximately $7,000, Landlock, LLC of approximately $96,000, Triple D Double S, LLC of approximately $7,000 and Peninsula Square, LLC of approximately $20,000.  There were no related party transactions during the six month period ended June 30, 2008.  All services were provided in the ordinary course of business at fees and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.

NOTE 11 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes only two levels of U.S. GAAP, authoritative and non-authoritative.  The FASB Accounting Standards Codification, or Codification, became effective on July 1, 2009, officially becoming the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related accounting literature.  As of July 1, 2009, only one level of authoritative GAAP exists.  All other accounting literature will be considered non-authoritative.  The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included in the Codification is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification.  This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.  Upon its effective date, it will impact the Company's financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with the Codification.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” to improve financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited.  The Company does not expect the adoption of this statement will have a material impact on the financial statements.  Information regarding the Company’s involvement with variable interest entities is included in Note 9 - Northern Sussex Regional Water Recycling Complex, LLC.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending June 15, 2009 and will be applied prospectively.  The adoption of this Statement did not result in significant changes in the subsequent events that the Company reports, either through recognition or disclosure, in its financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required by SFAS No. 107.  FSP FAS 107-1 was adopted by the Company for the period ended June 30, 2009.  As FSP FAS 107-1 provides only disclosure requirements, the application of this standard did not impact the Company’s financial statements.  See Note 8 — Fair Value Of Financial Instruments.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for applying the provisions of SFAS No. 157.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions.  This FSP requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability.  If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value.  Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced).  If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value.  If the transaction is not orderly, other valuation techniques must be used when estimating fair value.  FSP FAS 157-4 must be applied prospectively for interim periods ending after June 15, 2009.  The adoption of this FSP did not have a material impact on the financial statements.

NOTE 12 – SUBSEQUENT EVENT

In July 2009, our lines of credit with Wilmington Trust were renewed and reflect new interest rates.  Artesian Water has two lines of credit of $20 million each, one of which is with Wilmington Trust.  The new interest rate for borrowings under this line of credit increased from the London Interbank Offering Rate, or “LIBOR,” plus 1.00% to LIBOR plus 2.00%.  Artesian Utility and Artesian Wastewater have lines of credit for $3.5 million and $10.0 million, respectively, with Wilmington Trust.  The new interest rate for borrowings under each of these lines increased from LIBOR plus 1.75% to LIBOR plus 2.75%.

Citizens Bank extended its existing line of credit agreement with Artesian Water, the interest rate for borrowings under this line of credit, which is LIBOR plus 0.75%, remains the same until the rate is renewed.

All other terms and conditions in our line of credit agreements remain the same.  Each bank reviews all of their facilities annually for renewal.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2009

OVERVIEW

Our profitability is primarily attributable to the sale of water by our largest operating subsidiary, Artesian Water, the amount of which is dependent on seasonal fluctuations in weather, particularly during the summer months when water demand may vary with rainfall and temperature.  Artesian Water accounted for approximately 91% of our total operating revenues for the six months ended June 30, 2009.  In the event that temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives.

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

As of June 30, 2009, we had approximately 76,000 metered water customers and approximately 660 wastewater customers in Delaware.  Increases in the number of customers served by Artesian Water and Artesian Wastewater contributed to increases in our operating revenues.  Water customers increased by approximately 300, while wastewater customers increased by approximately 80 compared to June 30, 2008.

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  In October 2008, Artesian Water Maryland signed an agreement with Cecil County to purchase four water facilities.  The Appleton Regional Community Alliance, or Appleton Alliance, filed a petition with The Circuit Court of Cecil County, Maryland for judicial review of the proposed transfer of certain Cecil County property and assets to Artesian, delaying the closing of this transaction until a final judicial determination is received.  Closing on this transaction is also subject to the approval of the MDPSC.  Under the agreement, either party may terminate such agreement, subject to certain exceptions, in the event of uncured breach by the other party, or if the closing has not occurred by December 31, 2009.  The closing date may be extended beyond December 31, 2009 upon the mutual agreement of the parties.

In December 2008, the MDPSC approved an application for Artesian Water Maryland to construct a water system from the Delaware state line, interconnecting with the Artesian Water system, to the Town of Elkton.  The Town of Elkton desired an additional source of water supply.  The Town of Elkton has agreed to take a minimum of 50,000 gallons per day and a maximum of 200,000 gallons per day.  At the Town of Elkton’s request, the maximum daily take may be raised to 1.5 mgd, with the minimum required take set at one quarter of the requested maximum level.  The Town of Elkton started taking water in April 2009.

Wastewater Division

Artesian Wastewater, owns wastewater infrastructure and began providing wastewater services in Delaware in July 2005.  Artesian Wastewater Maryland was incorporated on June 3, 2008 to provide regulated wastewater services in the state of Maryland.  Our wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.

In October 2008, Artesian Wastewater Maryland signed two asset purchase agreements with Cecil County to purchase four wastewater facilities in Maryland.  The Appleton Alliance filed a petition with The Circuit Court of Cecil County, Maryland for judicial review of the proposed transfer of certain Cecil County property and assets to Artesian, delaying the closing of these transactions until a final judicial determination is received.  Closing on these transactions is also subject to the approval of the MDPSC.  Under each of the agreements, either party may terminate such agreement, subject to certain exceptions, in the event of uncured breach by the other party, or if the closing has not occurred by December 31, 2009.  The closing date may be extended beyond December 31, 2009 upon the mutual agreement of the parties.

Non-Regulated Division

Artesian Utility provides contract water and wastewater operation services to 32 private, municipal and governmental institutions in Pennsylvania, Delaware and Maryland.  Artesian Utility currently operates a 2.5 mgd wastewater facility for Middletown, Delaware under a 20-year contract that expires on February 1, 2021.  Artesian Utility also operates an approximately 250,000 gallon per day wastewater facility in Middletown.  In addition, we operate an additional wastewater facility in Middletown in order to support the 2.5 mgd wastewater facility described above.

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

In addition to services discussed above, Artesian Resources initiated a Water Service Line Protection Plan, or WSLP Plan, in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participants’ leaking water service lines up to an annual limit.  As of June 30, 2009, approximately 13,500, or 21.1%, of our 64,000 eligible water customers had signed up for the WSLP Plan.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers’ sewer lines.  This plan, Sewer Service Line Protection Plan, or SSLP Plan, covers all parts, material and labor required to repair or replace participants’ leaking or clogged sewer lines up to an annual limit.  As of June 30, 2009, approximately 5,300, or 11.8%, of our 46,000 eligible customers had signed up for the SSLP Plan.

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

In our regulated water division, our strategy is to focus on a wide spectrum of activities, which include identifying new and dependable sources of supply, developing the wells, treatment plants and delivery systems to get water to customers and educating customers on the wise use of water.  Our strategy includes focusing our efforts to expand in new regions added to our Delaware service territory over the last 10 years.  In addition, we believe growth will occur in the Maryland counties on the Delmarva Peninsula.  We plan to expand our regulated water service area in the Cecil County designated growth corridor and to expand our business through the design, construction, operation and management, as well as acquisition of additional water systems.  The expansion of our exclusive franchise areas elsewhere in Maryland and the award of additional contracts will similarly enhance our operations within the state.

We have expanded the provision of our services into Maryland.  Cecil County has designated the Interstate 95 corridor as a preferred growth area for business and residential expansion.  In 2005, the federal Base Re-Alignment and Closure Commission, or BRAC, announced the relocation of approximately 14,000 jobs to nearby Aberdeen, Maryland by 2011.  The Wilmington Metropolitan Area Planning Commission projects Cecil County will grow 61% between 2005 and 2030 and the Maryland Department of Planning projects that Cecil County will experience the highest rate of household growth through 2025 of any jurisdiction in the state.  With so many new workers coming to the area in the next several years, as a result of the BRAC relocation implementation in 2011, Cecil County and other surrounding areas expect a significant increase in development, regardless of the general national economic outlook.

Artesian Water Maryland signed an agreement in October 2008 with Cecil County for the purchase of specific water facilities.  The Appleton Alliance filed a petition with The Circuit Court of Cecil County, Maryland for judicial review of the proposed transfer of certain Cecil County property and assets to Artesian, delaying the closing of this transaction until a final judicial determination is received.  Closing on this transaction is also subject to the approval of the MDPSC.  Once completed, this will add four water facilities to our service area.  We continue to increase our sources of supply to assure we have adequate high quality water supply to meet our customer growth expectations in all of the states in which we provide water.

In our regulated wastewater division, we foresee significant growth opportunities and will continue to seek strategic partnerships and relationships with developers and municipalities to complement existing agreements for the provision of wastewater service in Delaware, Maryland, and the surrounding areas.  Artesian Wastewater completed an agreement with Georgetown, Delaware in July 2008 to provide wastewater treatment and disposal services for Georgetown’s growth and annexation areas.  Artesian Wastewater will provide up to 1 mgd of wastewater capacity for the town within the next 10 years.  Artesian Wastewater Maryland signed two agreements in October 2008 with Cecil County for the purchase of specific wastewater facilities.  The closing of these transactions is delayed until a final judicial determination is received on the petition filed by the Appleton Alliance.  Closing on these transactions is also subject to the approval of the MDPSC.  Once completed, these acquisitions will add four wastewater facilities to our service area.

In our non-regulated division, we are actively pursuing opportunities to expand our contract operations.  In Artesian Utility, we will continue to expand our contract design and construction services of water and wastewater facilities for developers, municipalities and other utilities and will continue to actively pursue water and wastewater operation contracts with municipalities across the Delmarva Peninsula.  Artesian Development purchased eighteen acres of land, located in Sussex County, Delaware, which will allow for construction of an office facility, water treatment facility and wastewater treatment facility.  Artesian Consulting continues to provide engineering services to design on-site and off-site water and wastewater systems for developers as demand increases.  Also, with the expansion efforts in our water and wastewater divisions, Artesian Consulting will provide increased design and engineering services.

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

In 2003, legislation was enacted in Delaware requiring all water utilities serving within northern New Castle County, Delaware to certify by July 2006, and each three years thereafter, that they have sufficient sources of self-supply to serve their respective systems.  On June 30, 2006, Artesian Water filed our certification related to the adequacy of our water supply through 2009.  After completion of their review, on July 24, 2007, the DEPSC accepted our certification of sufficient water supply.  As required, we filed a new certification of self-sufficiency with the DEPSC on June 30, 2009, for the period through 2012.

On April 10, 2006, the DEPSC made effective new rules under Regulation Docket 15 that govern the terms and conditions under which water utilities require advances or contributions from customers or developers.  These regulations require that developers pay for all water facilities within a new development, with such funding recorded as contributions in aid of construction by the water utility.  In addition, the utility is required to receive a contribution in aid of construction of $1,500 for each new residential connection to its system towards the cost of water supply, treatment and storage facilities.  These regulations further require developers to fully pay for facilities to serve satellite systems.  These required contributions are intended to place a greater burden upon new customers to pay for the cost of facilities required to serve them.  On April 8, 2008, the DEPSC reopened this docket to assess the effectiveness of the 2006 rules and regulations requiring water utilities to collect contributions in aid of construction.  In March 2009, the Delaware Public Advocate, or DPA, and in April 2009 the DEPSC filed their findings, which both recommend the current rules and regulations remain in effect.  We anticipate a final decision in the third quarter of 2009.

On March 20, 2007, the DEPSC entered Order No. 7142 which re-opened Regulation Docket No. 51.  By this Order, the DEPSC proposes to repeal rules implemented in 2001 and replace them with new "Regulations Governing Certificates of Public Convenience and Necessity."  The proposed rules address the content of how notifications are sent to landowners, the definitions for the “Proposed Service Area,” and the requirement of the applying utility to certify that it will actually provide water services to a new proposed service territory within three years.  If water service is not provided within the three year time frame, the proposed rule provides a mechanism for the DEPSC to determine whether the utility should be able to retain the new CPCN.  In the March 2009 proceedings, the DEPSC recommended that a utility provide water service to a new proposed service territory within five years.  Under the revised proposal a landowner could request the opportunity to opt-out of the CPCN if service has not been provided within five years.  The utility would be entitled to a hearing before DEPSC on the opt-out request.  These proposed rules have not been adopted and they may not be adopted or could be modified prior to adoption.  As of June 30, 2009, no final decision has been made by the DEPSC.  If adopted, the new rule would apply prospectively and not affect a utility’s existing CPCN territory.

In March 2009, Artesian Wastewater filed an application with the DEPSC for approval of a uniform tariff applicable to all of our wastewater territories in Delaware.  Previously, each time we add a new service territory, an application must be submitted to the DEPSC for rate approval.  On July 7, 2009 the DEPSC approved this application.  Artesian Wastewater is now permitted to apply its tariffed rates to any new service territories without prior DEPSC approval.

In April 2009, Artesian Water Maryland applied for approval from the MDPSC to construct a water system to serve the 172 residents of the Whitaker Woods housing development located in the Mountain Hill service area.  This expanded franchise area was approved by the MDPSC in the Mountain Hill acquisition and is subject to the Mountain Hill tariff rates.  Artesian Water Maryland requested expedited approval of this application, as water supply in that area is currently very limited.  On June 4, 2009, the MDPSC approved Artesian Water Maryland’s request to construct this water system.  Construction is anticipated to begin in August 2009, after approval from the Maryland Department of the Environment.

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

In December 2008, the MDPSC approved an application for Artesian Water Maryland to construct a water system from the Delaware state line, interconnecting with the Artesian Water system, to the Town of Elkton.  The Town of Elkton has agreed to take a minimum of 50,000 gallons per day and a maximum of 200,000 gallons per day.  At the Town of Elkton’s request, the maximum daily take may be raised to 1.5 mgd, with the minimum required take set at one quarter of the requested maximum level.  The Town of Elkton started taking water in April 2009.

We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability.  The cumulative effect of inflation results in significantly higher facility costs compared to investments made 20 to 40 years ago, which must be recovered from future cash flows.

Results of Operations – Analysis of the Quarter Ended June 30, 2009 Compared to the Quarter Ended June 30, 2008

Operating Revenues

Revenues totaled $15.4 million for the three months ended June 30, 2009, $1.5 million, or 10.6% above revenues for the three months ended June 30, 2008 of $13.9 million.  Water sales revenues increased 9.6% for the three months ended June 30, 2009, over the corresponding period in 2008.  Water sales revenue for the three months ended June 30, 2009 was positively impacted by the implementation a 5% temporary rate increase effective June 21, 2008 and a 10% temporary rate increase effective December 17, 2008.  However, per capita demand has declined for the quarter ended June 30, 2009 in comparison to the quarter ended June 30, 2008, thereby reducing the effect of the temporary rate increases.  We realized 89.3% of our total operating revenue for the three months ended June 30, 2009 from the sale of water.  In the same period in 2008, 90.0% of our total revenue was from water sales.

Non-utility operating revenue increased $274,000 for the three months ended June 30, 2009, or 32.7%, from $837,000 in 2008 to $1,111,000 for the same period in 2009.  The increase in non-utility revenue reflects an increase of $50,000 and $150,000, respectively, in water and wastewater Service Line Protection Plan, or collectively SLP Plans, revenue earned by Artesian Resources.  The SLP Plans provide coverage for all material and labor required to repair or replace participants’ leaking water service or clogged sewer lines up to an annual limit.  This increase in non-utility revenue is also attributable to the addition of Artesian Consulting, which contributed $86,000 to the increase.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $129,000, or 1.5%, to $8.8 million for the three months ended June 30, 2009, compared to $8.7 million for the same period in 2008.  The components of the change in operating expenses includes a decrease in utility operating expenses of $134,000, an increase in property and other taxes of $55,000 and an increase in non-utility operating expenses of $208,000.

The decrease in utility operating expense of $134,000 for the quarter ended June 30, 2009, or 1.8%, over the same period in 2008, is comprised of a reduction in payroll and employee benefits costs and repair and maintenance costs, offset by increases in water treatment expense and purchased water expense.

Payroll and employee benefit expense decreased $234,000, or 6.2%, compared to the same period in 2008, primarily due to stock and other bonuses issued to employees in 2008 not issued in 2009 and increased capitalized labor and benefits in 2009.  This decrease is partially offset by increased employee count and employee wages from merit increases effective in Fall 2008.

Repair and maintenance expense decreased $104,000, or 16.6%, compared to the same period in 2008, primarily the result of decreased maintenance of water treatment equipment, decreased expense for computer consulting services related to the Peoplesoft Financial System implementation and decreased gas/propane expense.

Water treatment expense increased $103,000, or 42.4%, a result of increased water testing due to a change in the testing schedule regulated by the Environmental Protection Agency and increased chemical expense.

Purchased water expense increased $62,000, or 8.1%, compared to the same period in 2008, primarily due to an increase of 7.8% in the Chester Water Authority’s rates effective in July 2008.  The Chester Water Authority sent us a notice on March 16, 2009 of a rate increase of 11.0% to be effective July 1, 2009.

Property and other taxes increased by $55,000, or 6.9%, compared to the same period in 2008, reflecting increases in tax rates charged by public school districts in various areas where Artesian holds property and increases in the number of plants owned by Artesian.  Property taxes are assessed on land, buildings and certain utility plants, including the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.

Non-utility expense increased approximately $208,000, or 35.7%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, as a result of increased contract projects as compared to the same period in 2008 and increased engineering expenses related to Artesian Consulting.

The ratio of operating expenses, excluding depreciation and income taxes, to total revenue was 57.2% for the three months ended June 30, 2009, compared to 62.3% for the three months ended June 30, 2008.

Depreciation and amortization expense increased $295,000, or 22.6%, over the three months ended June 30, 2009 as compared to the same period in 2008, due to continuing investment in utility plant in service providing supply, treatment, storage and distribution of water and the addition of the new office building.

Federal and state income tax expense increased $284,000 due to higher taxable income for the three months ended June 30, 2009, compared to the three months ended June 30, 2008.

Other Income, Net

Our Allowance for Funds Used During Construction, or AFUDC, decreased $97,000, or 45.8%, compared to the same period in 2008, as a result of decreased long-term construction activity subject to AFUDC for the second quarter of 2009 compared to the same period in 2008.

Interest Charges

Interest charges increased $245,000, or 15.6%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, primarily due to an increase in interest expense related to long term debt, a result of an increase in long term debt in 2009 compared to 2008.  In December 2008, we issued a First Mortgage Bond, Series S, in the amount of $15 million, at an interest rate of 6.73%.

Net Income

Our net income increased $468,000, or 30.6%, for the three months ended June 30, 2009, compared to the same period a year ago.  The increase in net income for the three months was primarily due to the implementation of temporary rate increases in June and December 2008 in our Delaware water utility business, decreased utility operating expenses and increased SLP Plan participation, partially offset by higher depreciation and amortization and higher Federal and State income taxes.

Results of Operations – Analysis of the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Operating Revenues

Revenues totaled $29.2 million for the six months ended June 30, 2009, $3.1 million, or 11.7%, above revenues for the six months ended June 30, 2008 of $26.2 million.  Water sales revenues increased 11.1% for the six months ended June 30, 2009, over the corresponding period in 2008.  Water sales revenue for the six months ended June 30, 2009 was positively impacted by the implementation of a 5% temporary rate increase effective June 21, 2008 and a 10% temporary rate increase effective December 17, 2008.  However, per capita demand has declined for the six months ended June 30, 2009 in comparison to the same period a year ago, thereby reducing the effect of the temporary rate increases.  In addition, a portion of the increase in water sales revenue reflects an increase of 341 in the number of customers served as compared to the same period in 2008.  We realized 89.6% of our total operating revenue for the six months ended June 30, 2009 from the sale of water.  In the same period in 2008, 90.2% of our total revenue was from water sales.

Non-utility operating revenue increased $441,000 for the six months ended June 30, 2009, or 27.9%, from $1,578,000 in 2008 to $2,019,000 for the same period in 2009.  The increase in non-utility revenue reflects an increase of $77,000 and $232,000, respectively, in SLP Plan revenue earned by Artesian Resources.  This increase in non-utility revenue is also attributable to the addition of Artesian Consulting, which contributed $208,000 to the increase.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $168,000, or 1.0%, to $17.2 million for the six months ended June 30, 2009, compared to $17.0 million for the same period in 2008.  The components of the increase in operating expenses included a decrease in utility operating expenses of $263,000 and an increase in property and other taxes of $115,000.  Non-utility operating expenses increased $316,000 in the first six months of 2009, or 27.6%, compared to the same period last year.

The decrease in utility operating expense of $263,000 for the six months ended June 30, 2009, or 1.8%, over the same period in 2008, is comprised of decreases in administration costs, payroll and employee benefits costs and repair and maintenance expense, offset by increases in purchased water expense and water treatment expense.

Administration expense decreased $225,000, or 10.2%, compared to the same period in 2008, primarily due to a decrease in employee recruitment fees, the reduction of temporary employment services and employee training, and a decrease in postage costs.

Payroll and employee benefit expense decreased $140,000, or 1.9%, compared to the same period in 2008, primarily due to stock and other bonuses issued to employees in 2008 not issued in 2009 and increased capitalized labor and benefits in 2009.  This decrease is partially offset by increased employee count and employee wages from merit increases effective in Fall 2008.

Repair and maintenance expense decreased $113,000, or 10.5%, compared to the same period in 2008, primarily due to decreased expenses for software consulting support related to the Peoplesoft Financial System implementation and decreased gas/propane expense.

Purchased water expense increased $126,000, or 8.6%, compared to the same period in 2008, primarily due to the timing of purchases under minimum contracts from Chester Water Authority and an increase of 7.8% in Chester Water Authority’s rates effective in July 2008.  The Chester Water Authority sent us a notice on March 16, 2009 of a rate increase of 11.0% to be effective July 1, 2009.

Water treatment expense increased $107,000, or 22.8%, compared to the same period in 2008, primarily the result of increased water testing due to a change in the testing schedule regulated by the Environmental Protection Agency and increased chemical expense.

Property and other taxes increased by $115,000, or 7.2%, compared to the same period in 2008, reflecting increases in tax rates charged by public school districts in various areas where Artesian holds property and increases in the number of plants owned by Artesian.  Property taxes are assessed on land, buildings and certain utility plants, including the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.

Non-utility expense increased approximately $316,000, or 27.6%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, as a result of increased outside service expense related to the SLP Plans as compared to the same period in 2008 and increased engineering expenses related to Artesian Consulting.

The ratio of operating expenses, excluding depreciation and income taxes, to total revenue was 58.7% for the six months ended June 30, 2009, compared to 64.9% for the six months ended June 30, 2008.

Depreciation and amortization expense increased $559,000, or 21.2%, over the six months ended June 30, 2009 as compared to the same period in 2008, due to continuing investment in utility plant in service providing supply, treatment, storage and distribution of water and the addition of the new office building.

Federal and state income tax expense increased $696,000, due to higher taxable income for the six months ended June 30, 2009, compared to the six months ended June 30, 2008.

Other Income, Net

Our Allowance for Funds Used During Construction, or AFUDC, decreased $105,000, or 31.9%, compared to the same period in 2008, as a result of decreased long-term construction activity subject to AFUDC for the six months ended June 30, 2009, compared to the same period in 2008.

Interest Charges

Interest charges increased $524,000, or 17.0%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to an increase in interest expense related to long term debt, a result of an increase in long term debt in 2009 compared to 2008.  In December 2008, we issued a First Mortgage Bond, Series S, in the amount of $15 million, at an interest rate of 6.73%.

Net Income

Our net income increased $1,076,000, or 42.6%, for the six months ended June 30, 2009, compared to the same period a year ago.  The increase in net income for the six months was primarily the result of higher operating income, partially offset by increased interest expense, higher depreciation and amortization and higher Federal and State income taxes.  Our net operating income increased $1,650,000, or 34.0%, for the six months ended June 30, 2009, compared to the same period a year ago.  This increase was primarily due to higher operating income margins from our water utility business as well as our non-utility SLP Plan business.  Offsetting this favorable variance for the six months ended June 30, 2009 was higher long-term interest charges for the six months compared to the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the six months ended June 30, 2009 were $6.1 million provided by cash flow from operating activities, $2.3 million in borrowing on our lines of credit and $0.8 million in net contributions and advances from developers.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to assure our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

The amount outstanding on the Company’s lines of credit increased by $2.3 million for the six months ended June 30, 2009, compared to an increase of $8.8 million for the six months ended June 30, 2008, primarily as a result of lower investments made in utility plant in 2009.  Decreases in accounts payable of $0.8 million and decreases in accrued expenses of $1.8 million are also associated with the Company’s lower investment in utility plant.

We invested $8.7 million in capital expenditures during the first six months of 2009 compared to $19.3 million invested during the same period in 2008.  The reduction in investment is primarily the result of the general slowdown in the housing market.  The primary focus of Artesian Water’s investment was to continue to provide high quality reliable service to our growing service territory.

We have invested $0.9 million through the six months ended June 30, 2009 to enhance or improve existing treatment facilities and for the rehabilitation of pumping equipment to better serve our customers.  We invested approximately $3.4 million in new transmission and distribution facilities, $0.8 in our rehabilitation program for transmission and distribution facilities and replacing aging or deteriorating mains.  Developers financed $0.8 million for the installation of water mains and hydrants in the first six months of 2009 compared to $1.5 million in the same period in 2008.  We also invested $1.3 million in general plant, which includes $0.8 for renovations made to the main office building and addition of our corporate headquarters in New Castle County.  An additional $0.6 million was invested in wastewater projects in Sussex County, Delaware.  Another $0.5 million was invested into NSRWRC for the regional wastewater treatment facility.  We also invested $0.4 in transmission and distribution facilities in Cecil County, Maryland.

At June 30, 2009, Artesian Water had two lines of credit of $20 million each to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of June 30, 2009, we had $29.8 million of available funds under these lines.  The interest rate for borrowings under one of these lines is the London Interbank Offering Rate, or “LIBOR,” plus 0.75% or, at our discretion, the bank’s federal funds rate plus 1.00%.  The interest rate for borrowings under this line of credit remains the same until the rate is renewed.  The interest rate for borrowings under the other line of credit as of June 30, 2009 was the LIBOR plus 1.00% or, at our discretion, the bank’s federal funds rate plus 1.00%, however, in July 2009, the interest rate for borrowings under this line increased to LIBOR plus 2.00%.  Each bank reviews all of their facilities annually for renewal.

At June 30, 2009, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $10.0 million, respectively, to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of June 30, 2009, Artesian Wastewater had $5.5 million of available funds while Artesian Utility had $3.1 million of available funds.  As of June 30, 2009, the interest rate for borrowings under each of these lines was the LIBOR plus 1.75%.  In July 2009, the interest rate for borrowings under each of theses lines increased to LIBOR plus 2.75%.  The bank reviews its facilities annually for renewal.

Although we believe we will continue to be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.  Recent economic conditions and disruptions have caused substantial volatility in capital markets, including credit markets and the banking industry.  We believe that internally generated funds along with existing credit facilities will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements.

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC.  Under the terms of the agreement, Artesian Resources acts as the guarantor of NSRWRC’s $10 million construction loan secured by land.  As of June 30, 2009 NSRWRC had $2.5 million of available funds under the construction loan.  The interest rate on this guaranteed debt is variable based on LIBOR Advantage Rate plus 225 basis points.  In the event of a default by NSRWRC, Artesian Resources shall pay the bank the amount due of the obligations or, on demand of the bank, immediately deposit all amounts due under the obligation.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$22,591	$	-----	$	-----	$	-----

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

We may, from time to time, sell our securities to meet capital requirements.  The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.  However, due to recent economic conditions and disruptions in the financial markets, which have increased the cost and significantly reduced the availability of debt and equity financing, there is a higher than usual risk that we may be unable to raise additional funds on acceptable terms or at all.  Artesian Water’s trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66 ⅔% of total capitalization.  Our debt to total capitalization, including the short-term portion thereof, was 55.3% at June 30, 2009.

We expect to fund our activities for the next twelve months using our available cash balances and bank credit lines, plus projected cash generated from operations and the capital markets.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First Mortgage Bonds (Principal and Interest)	$7,149	$14,175	$14,022	$168,441	$203,787
State revolving fund loans	295	1,180	1,180	5,479	8,134
Note Payable (Principal and Interest)	612	1,192	580	---	2,384
Operating leases	111	177	94	1,802	2,184
Unconditional purchase obligations	1,705	6,764	6,764	27,056	42,289
Tank painting contractual obligation	374	406	---	---	780
Total contractual cash obligations	$10,246	$23,894	$22,640	$202,778	$259,558

Long-term debt obligations reflect the maturities of certain series of our first mortgage bonds, which we intend to refinance when due.  Recent economic conditions and disruptions have caused substantial volatility in capital markets, including credit markets and the banking industry and have increased the cost and significantly reduced the availability of credit from financing sources, which may continue or worsen in the future.  In the event we are unable to refinance our first mortgage bonds when due and the borrowings are called for payment, we will have to seek alternative financing sources, although there can be no assurance that these alternative financing sources will be available on terms acceptable to us.  The state revolving fund loan obligation has an amortizing mortgage payment payable over a 20-year period, and will be refinanced as future securities are issued.  Both the long-term debt and the state revolving fund loan have certain financial covenant provisions, the violation of which could result in default and require the obligation to be immediately repaid, including all interest.  We have not experienced conditions that would result in our default under these agreements, and we do not anticipate any such occurrence.  Payments for unconditional purchase obligations reflect minimum water purchase obligations based on rates that are subject to change under our interconnection agreement with the Chester Water Authority.  The Chester Water Authority sent us a notice on March 16, 2009 of a rate increase of 11.0% effective July 1, 2009.

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

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2008 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008 and also in the notes to our consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first six months of 2009 that had a material impact on our financial condition, liquidity or results of operations.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q which express our “belief,” “anticipation” or “expectation,” as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans for our water and wastewater subsidiaries, customer base growth opportunities in Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, our expectation of the timing of decisions by regulatory authorities, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our belief regarding our reliance on outside engineering firms, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, plans to increase our wastewater treatment operations and other revenue streams less affected by weather, expected contributions in 2009 to our postretirement benefit plan, and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors including changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, changes in economic and market conditions generally, and other matters discussed in our annual report on Form 10-K for the year ended December 31, 2008 could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so other than as required by under the federal securities laws and you should not rely on any forward-looking statement as representation of the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

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

At June 30, 2009, Artesian Water had two lines of credit of $20 million each to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of June 30, 2009, we had $29.8 million of available funds under these lines.  The interest rate for borrowings under one of these lines is the London Interbank Offering Rate, or “LIBOR,” plus 0.75% or, at our discretion, the bank’s federal funds rate plus 1.00%.  The interest rate for borrowings under this line of credit remains the same until the rate is renewed.  The interest rate for borrowings under the other line of credit as of June 30, 2009 was the LIBOR plus 1.00% or, at our discretion, the bank’s federal funds rate plus 1.00%, however, in July 2009, the interest rate for borrowings under this line increased to LIBOR plus 2.00%.  Each bank reviews all of their facilities annually for renewal.

At June 30, 2009, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $10.0 million, respectively, to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of June 30, 2009, Artesian Wastewater had $5.5 million of available funds while Artesian Utility had $3.1 million of available funds.  As of June 30, 2009, the interest rate for borrowings under each of these lines was the LIBOR plus 1.75%.  In July 2009, the interest rate for borrowings under each of theses lines increased to LIBOR plus 2.75%.  The bank reviews its facilities annually for renewal.

Although we believe we will continue to be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.  Recent economic conditions and disruptions have caused substantial volatility in capital markets, including credit markets and the banking industry.  We believe that internally generated funds along with existing credit facilities will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements.

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC.  Under the terms of the agreement, Artesian Resources acts as the guarantor of NSRWRC’s $10 million construction loan secured by land.  As of June 30, 2009 NSRWRC had $2.5 million of available funds under the construction loan.  The interest rate on this guaranteed debt is variable based on LIBOR Advantage Rate plus 225 basis points.  In the event of a default by NSRWRC, Artesian Resources shall pay the bank the amount due of the obligations or, on demand of the bank, immediately deposit all amounts due under the obligation.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company held its Annual Meeting of Stockholders on May 19, 2009.

(b) and (c) At the annual meeting, Mr. Kenneth R. Biederman was elected to serve as director for a three year term and until his respective successor shall be elected and qualified or until his earlier resignation or removal.  Only holders of record of the Company’s Class B common stock were entitled to vote on the election of Mr. Biederman.  Votes were cast as follows with respect to Mr. Biederman’s election: 776,724 votes for, 0 votes against, 5,067 abstentions and no broker non-votes.  The following directors continued to serve as directors of the Company immediately after the annual meeting: Mr. John R. Eisenbrey, Jr., Ms. Dian C. Taylor, Ms. Nicholle R. Taylor and Mr. William C. Wyer.

ITEM 6 - EXHIBITS

31.1*	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.

32*
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: August 10, 2009	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: August 10, 2009	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

32*
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

*   Filed herewith