Form 10-Q
period 2009-09-30
ARTESIAN RESOURCES CORP
filed 2009-11-06
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐	Yes	☑	No

As of November 3, 2009, 6,606,520 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)
ASSETS	September 30, 2009	December 31, 2008
Utility plant, at original cost less accumulated depreciation	$324,296	$318,243
Current assets
Cash and cash equivalents	861	2,894
Accounts receivable (less reserve for bad debts 2009 - $128; 2008-$106)	5,374	4,224
Unbilled operating revenues	3,606	3,597
Materials and supplies (at cost on FIFO basis)	1,158	1,147
Prepaid property taxes	1,837	1,119
Prepaid expenses and other	1,143	491
Total current assets	13,979	13,472
Other assets
Non-utility property (less accumulated depreciation 2009-$234; 2008-$179)	11,089	9,436
Other deferred assets	5,043	4,992
Total other assets	16,132	14,428
Regulatory assets, net	2,756	2,563
	$357,163	$348,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$7,485	$7,401
Preferred stock	---	---
Additional paid-in capital	67,769	66,699
Retained earnings	15,434	13,694
Total stockholders' equity	90,688	87,794
Long-term debt, net of current portion	106,221	107,555
	196,909	195,349
Current liabilities
Lines of credit	26,165	20,286
Current portion of long-term debt	1,529	1,516
Accounts payable	3,371	4,556
Accrued expenses	979	2,868
Overdraft payable	909	784
Deferred income taxes	637	363
Interest accrued	1,514	1,251
Customer deposits	537	556
Other	2,573	2,197
Total current liabilities	38,214	34,377

Commitments and contingencies	---	---

Deferred credits and other liabilities
Net advances for construction	19,799	21,089
Postretirement benefit obligation	756	812
Deferred investment tax credits	691	715
Deferred income taxes	32,786	29,523
Total deferred credits and other liabilities	54,032	52,139

Net contributions in aid of construction	68,008	66,841
	$357,163	$348,706
See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share amounts)

	For the Quarter		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
OPERATING REVENUES
Water sales	$14,426	$14,224	$40,643	$37,827
Other utility operating revenue	470	477	1,480	1,469
Non-utility revenue	1,265	955	3,284	2,532
	16,161	15,656	45,407	41,828

OPERATING EXPENSES
Utility operating expenses	7,479	7,034	21,469	21,288
Non-utility operating expenses	819	621	2,279	1,766
Depreciation and amortization	1,653	1,422	4,852	4,062
State and federal income taxes	1,471	1,758	3,859	3,448
Property and other taxes	888	791	2,594	2,381
	12,310	11,626	35,053	32,945

OPERATING INCOME	3,851	4,030	10,354	8,883

OTHER INCOME, NET
Allowance for funds used during construction	106	285	330	615
Miscellaneous	(35)	(49)	452	385

INCOME BEFORE INTEREST CHARGES	3,922	4,266	11,136	9,883

INTEREST CHARGES	1,810	1,673	5,420	4,762

NET INCOME	$2,112	$2,593	$5,716	$5,121

INCOME PER COMMON SHARE:
Basic	$0.28	$0.35	$0.77	$0.70

Diluted	$0.28	$0.35	$0.76	$0.69

CASH DIVIDEND PER COMMON SHARE	$0.1784	$0.1784	$0.5352	$0.5288

AVERAGE COMMON SHARES OUTSTANDING
Basic	7,465	7,355	7,439	7,340

Diluted	7,538	7,451	7,498	7,439
See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	For the Nine Months
	Ended September 30
	2009		2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$5,716		$5,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		4,852		4,062
Deferred income taxes, net		3,513		3,402
Stock compensation		76		88
Allowance for funds used during construction		(330)		(615)

Changes in assets and liabilities:
Accounts receivable, net of reserve for bad debts		(1,150)		1,158
Unbilled operating revenues		(9)		(801)
Materials and supplies		(11)		(49)
Prepaid property taxes		(718)		(613)
Prepaid expenses and other		(652)		(152)
Other deferred assets		(170)		(1,289)
Regulatory assets		(193)		(371)
Accounts payable		(1,185)		1,698
Accrued expenses		(1,889)		1,775
Interest accrued		263		975
Customer deposits and other, net		357		422
Postretirement benefit obligation		(56)		---
NET CASH PROVIDED BY OPERATING ACTIVITIES		8,414		14,811

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures (net of AFUDC)		(13,173)		(41,684)
Proceeds from sale of assets		19		55
NET CASH USED IN INVESTING ACTIVITIES		(13,154)		(41,629)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under lines of credit agreements		5,879		25,960
Increase in overdraft payable		125		1,822
Net advances and contributions in aid of construction		835		2,012
Deferred issuance costs		87		84
Net proceeds from issuance of common stock		1,078		1,161
Dividends		(3,976)		(3,875)
Principal repayments of long-term debt		(1,321)		(280)
NET CASH PROVIDED BY FINANCING ACTIVITIES		2,707		26,884

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(2,033)		66

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		2,894		2,520

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$861		$2,586

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions		$324		$6,130

Artesian Water Maryland, Inc. acquired all the outstanding membership interests of in Mountain Hill Water Company, LLC for approximately $7.1 million.
In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$	---		$7,093
Cash paid for membership interests		---		(4,772)
Liabilities assumed	$	---		$2,321

Supplemental Disclosures of Cash Flow Information:
Interest paid		$5,070		$3,704
Income taxes paid		$82	$	---

See notes to the consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
Unaudited
(In thousands)
	For the Nine Months
	Ended September 30,
	2009	2008

Balance, beginning of period	$13,694	$12,469
Net income	5,716	5,121
	19,410	17,590
Less: Dividends	3,976	3,875
Balance, end of period	$15,434	$13,715

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Artesian Resources Corporation, or Artesian Resources, operates as a holding company, whose income is derived from the earnings of our eight wholly owned subsidiaries.  The terms “we”, “our”, “Artesian” and the “Company” as used herein refer to Artesian Resources, its subsidiaries, and a variable interest entity required to be consolidated under guidance from the Financial Accounting Standards Board, or FASB, as discussed in Note 2 below.

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

In July 2008, Artesian Wastewater and the Town of Georgetown, or Georgetown, finalized a wastewater service agreement establishing a long term arrangement that will meet the future wastewater treatment and disposal needs in Georgetown’s growth and annexation areas.  Artesian Wastewater will provide up to 1 mgd of wastewater capacity for the town over the next 10 years.

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

The acquisition of Carpenters Point Water Company provided Artesian Water Maryland service rights to the Carpenters Point Service Area, which includes a 141 home community in Cecil County, Maryland, or Cecil County, near the Interstate 95 growth corridor between Philadelphia and Baltimore and has sufficient groundwater supply and elevated water storage to serve additional customers in the undeveloped portions of its franchise and surrounding area.  In addition, on August 1, 2008, Artesian Water Maryland completed its acquisition of all the outstanding membership interests of Mountain Hill Water Company, LLC, or Mountain Hill, from its sole member, Sunrise Holdings, L.P., or Sunrise, for a purchase price of approximately $7.1 million.  In the second quarter of 2009, Mountain Hill Water Company, LLC merged into Artesian Water Maryland.  The acquisition gave Artesian Water Maryland service rights to the entire 8,000 acres of undeveloped land in Cecil County’s growth area and access to nearby planned business parks, or the Mountain Hill Service Area.  We currently serve three commercial accounts in the Principio Business Park, located within Cecil County’s designated growth corridor.  The acquisition also provided Artesian Water Maryland the opportunity to serve future customers in the Principio Business Park, as well as the proposed 660 home residential development of Charlestown Crossing and the surrounding area.  On June 4, 2009, the Maryland Public Service Commission, or MDPSC, approved installation of a water main to serve residents of Whitaker Woods, an existing 172 home development located adjacent to the Mountain Hill Service Area.  Construction began in August 2009 and is expected to be finished by year end.  On September 9, 2009, the MDPSC approved Artesian Water Maryland’s request to construct a water system to serve the first phase, consisting of 71 homes, in the Charlestown Crossing housing development.

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

In response to the asset purchase agreements noted above, the Appleton Regional Community Alliance, or Appleton Alliance, filed a petition with The Circuit Court of Cecil County, Maryland for judicial review of the proposed transfer of certain Cecil County property and assets to Artesian, delaying the closing of these transactions until a final judicial determination is received.  The Circuit Court of Cecil County, Maryland decided in favor of Cecil County on July 24, 2009.  On August 19, 2009, the Appleton Alliance filed an appeal of the Circuit Court’s decision with the Maryland Court of Special Appeals.  Closing on these transactions is also subject to the approval of the MDPSC.  Under each of the agreements, either party may terminate such agreement, subject to certain exceptions, in the event of uncured breach by the other party, or if the closing has not occurred by December 31, 2009.  The closing date may be extended beyond December 31, 2009 upon the mutual agreement of the parties.

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

OTHER SUBSIDIARIES

Our three other subsidiaries, none of which are regulated, are Artesian Utility Development, Inc., or Artesian Utility, Artesian Development Corporation, or Artesian Development, and Artesian Consulting Engineers, Inc., or Artesian Consulting.

Artesian Utility was formed in 1996.  It designs and builds water and wastewater infrastructure and provides contract water and wastewater services on the Delmarva Peninsula.  Artesian Utility also evaluates land parcels, provides recommendations to developers on the size of water or wastewater facilities and the type of technology that should be utilized for treatment at said facilities, and operates 37 water and wastewater facilities in Delaware, Maryland and Pennsylvania for others.  Artesian Utility also has several contracts with developers for design and construction of wastewater facilities within the Delmarva Peninsula, utilizing a number of different technologies for treatment of wastewater at each facility.

We currently operate a 2.5 mgd wastewater facility for the town of Middletown, in Southern New Castle County, or Middletown, under a 20-year contract that expires on February 1, 2021.  Artesian Utility also operates an approximately 250,000 gallon per day wastewater facility in Middletown.  We also operate an additional wastewater facility in Middletown in order to support the 2.5 mgd wastewater facility described above.

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

On March 17, 2009, Artesian Utility signed an agreement with the Cecil County Public Works in Cecil County, Maryland to operate the Meadowview Wastewater and Highlands Wastewater treatment and disposal facilities until Artesian Wastewater Maryland’s purchase of the facilities is closed.  This agreement also employs Artesian Utility to operate two water supply and treatment stations and two booster stations in Cecil County.  In addition, on March 31, 2009 Artesian Utility signed an agreement with the Town of Port Deposit in Cecil County, Maryland to operate and maintain a water system from April 1, 2009 through August 30, 2009, with three additional one-year renewal options.  Port Deposit has requested that we continue to operate and maintain the water system through August 2010.

Artesian Development owns an approximately six-acre parcel of land zoned for office buildings located immediately adjacent to our corporate headquarters and 2 nine-acre parcels of land located in Sussex County.

On October 8, 2007, Artesian Development purchased the approximately eighteen acres of land noted above, located on Route 9, west of the City of Lewes in Sussex County, Delaware.  Artesian Development received a conditional use for this land from Sussex County to construct an office facility, as we continue to expand our operations in southern Delaware.  This conditional use also includes allowing for the construction of water treatment and wastewater facilities and elevated storage on the site to provide service to the area between Lewes and Georgetown, Delaware.  Once permits and approvals to construct the facilities are received, appropriate agreements with the utility affiliates of Artesian Development for its use will be developed.  In January 2008 we received the approved Soils Investigation Report and in July 2008 we received the approved Preliminary Groundwater Impact Assessment and Groundwater Mounding Analysis from the Delaware Department of Natural Resources and Environmental Control, or “DNREC.”  We submitted designs to DNREC, along with supplying additional information to increase the number of units approved to be served at the site from 400 units to approximately 1,900 units.  The permitting process is complete.  Additional groundwater studies are currently underway that are designed to improve the phasing and implementation of the systems operation in accordance with DNREC requirements.  We have current requests for service from four local developments.  We plan to have initial construction at the site underway by the second quarter of 2010.

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

OTHER

Artesian Resources initiated a Water Service Line Protection Plan, or WSLP Plan, in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participants’ leaking water service lines up to an annual limit.  As of September 30, 2009, approximately 13,800, or 20%, of our 69,000 eligible water customers had signed up for the WSLP Plan.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers’ sewer lines.  This plan, the Sewer Service Line Protection Plan, or SSLP Plan, covers all parts, material and labor required to repair or replace participants’ leaking or clogged sewer lines up to an annual limit.  As of September 30, 2009, approximately 5,700, or 12.4%, of our 46,000 eligible customers had signed up for the SSLP Plan.

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

The consolidated financial statements include the accounts of Artesian Resources Corporation, or Artesian Resources, and its wholly owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's balance sheet position as of September 30, 2009 and the results of operations for the nine month and quarterly periods ended September 30, 2009 and 2008 and cash flows for the nine month periods ended September 30, 2009 and 2008.  In addition, in accordance with FASB Accounting Standards Codification, or ASC, Topic 810, the Company consolidates variable interest entities for which it is deemed to be the primary beneficiary (refer to Note 9 - Northern Sussex Regional Water Recycling Complex, LLC).  All inter-company transactions and balances have been eliminated in consolidation.

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

NOTE 3 – STOCK COMPENSATION PLANS

On May 25, 2005, the Company’s stockholders approved a new Equity Compensation Plan, which authorizes up to 500,000 shares of Class A Non-Voting Common Stock, or Class A Stock, for issuance, referred to as the 2005 Equity Compensation Plan, or the Plan.  Since May 25, 2005, no additional grants have been made under the Company’s other stock-based compensation plans that were previously available.  The Company accounts for stock options issued after January 1, 2006 under FASB ASC Topic 718.  For the three and nine months ended September 30, 2009, an expense of approximately $22,000 and $76,000 was recorded for stock options granted in May 2009 and May 2008.  Approximately $31,000 and $88,000 in compensation expense was recorded during the three and nine months ended September 30, 2008 for stock options issued in May 2008 and May 2007 and stock awards issued and related tax expense in the quarter ended June 30, 2008.  Costs were determined based on the fair value at the grant dates and those costs are being charged to income over the service period associated with the grants.

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

The following summary reflects changes in the shares of Class A Non-Voting Common Stock under option:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)
Plan options
Outstanding at January 1, 2009	530,921	$15.14
Granted	33,750	15.26
Exercised	(54,757)	9.44
Canceled	(1,650)	9.33
Outstanding at September 30, 2009	508,264	$15.78	4.96	$1,097

Options exercisable at September 30, 2009	474,514	$15.82	4.62	$1,044

The total intrinsic value of options exercised during the nine month period ended September 30, 2009 was approximately $352,800.

The following summary reflects changes in the non-vested shares of Class A Stock under option:

Non-vested Shares	Option Shares	Weighted Average Grant - Date Fair Value Per Option
Non-vested at January 1, 2009	33,750	$3.60
Granted	33,750	2.56
Vested	33,750	3.60
Canceled	---	N/A
Non-vested at September 30, 2009	33,750	$2.56

As of September 30, 2009, there was $54,700 of total unrecognized expense related to non-vested option shares granted under the Plan.  That cost will be recognized over the remaining vesting period of 0.63 years of the unvested options.

NOTE 4 - REGULATORY ASSETS

FASB ASC Topic 980 stipulates generally accepted accounting principles for companies whose rates are established by or are subject to approval by a third-party regulatory agency.  Certain expenses are recoverable through rates charged to our customers, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the Delaware Public Service Commission, or DEPSC, the MDPSC, and the PAPUC.  Depreciation and salary study expenses are amortized on a straight-line basis over a period of five years, while all other expenses related to rate proceedings and applications to increase rates are amortized on a straight-line basis over a period of two years.  The postretirement benefit obligation, which is being amortized over twenty years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments.  The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customers reverse.  Goodwill is the result of the Mountain Hill acquisition, and is currently being amortized on a straight-line basis over a period of fifty years.  Deferred acquisition costs are the result of due diligence costs related to the proposed purchase agreements for water and wastewater facilities in Cecil County, Maryland.  Amortization of these deferred acquisition costs will not begin until the acquired assets are placed into service.  The Appleton Alliance filed an appeal of the decision of The Circuit Court of Cecil County on its petition for judicial review of the proposed transfer of certain Cecil County property and assets to Artesian, delaying the closing of these transactions until a final judicial determination is received.  Closing on these transactions is also subject to the approval of the MDPSC.

	Unaudited
	(in thousands)
	September 30, 2009	December 31, 2008

Postretirement benefit obligation	$868	$924
Deferred income taxes recoverable in future rates	540	552
Goodwill	365	370
Deferred acquisition costs	632	341
Expense of rate proceedings	351	376
	$2,756	$2,563

Expenses related to the Net Periodic Pension Cost for the postretirement benefit obligation are as follows:

	Unaudited
	(in thousands)
For the Nine Months Ended September 30,
	2009	2008
Net Periodic Pension Cost
Interest Cost	$34	$40
Amortization of Net Gain (Loss)	(11)	---
Amortization of Transition Obligation	6	6

Total Net Periodic Benefit Cost	$29	$46

Contributions

Artesian Water contributed $85,000 to its postretirement benefit plan in the first nine months of 2009 and expects to contribute another $29,000 for the remainder of the year.  These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company’s eligible retired employees.

NOTE 5 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.  The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Quarter		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Average common shares outstanding during the period for Basic computation	7,465	7,355	7,439	7,340
Dilutive effect of employee stock options	73	96	59	99

Average common shares outstanding during the period for Diluted computation	7,538	7,451	7,498	7,439

For the three and nine months ended September 30, 2009, employee stock options to purchase 200,250 and 284,440 shares of common stock were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during this period.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 shares of Class B Common Stock, or Class B Stock.  As of September 30, 2009, 6,603,391 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  As of December 31, 2008, 6,519,382 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  The par value for both classes is $1.00 per share.  For the three months ended September 30, 2009 and September 30, 2008, the Company issued 36,015 and 40,502 shares of Class A Stock, respectively.  For the nine months ended September 30, 2009 and September 30, 2008, the Company issued 84,009 and 83,013 shares of Class A Stock, respectively.

Equity per common share was $12.19 and $11.94 at September 30, 2009 and December 31, 2008, respectively.  These amounts were computed by dividing common stockholders' equity by the weighted average number of shares of common stock outstanding on September 30, 2009 and December 31, 2008, respectively.

NOTE 6 - REGULATORY PROCEEDINGS

Our water and wastewater utilities generate operating revenue from customers based on rates that are established by state Public Service Commissions through a rate setting process that may include public hearings, evidentiary hearings and the submission of evidence and testimony in support of the requested level of rates by our company.

Rate Proceedings

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

As permitted by law, on June 21, 2008, we placed temporary rates into effect, designed to generate an increase in annual operating revenue of approximately 5.0%, or $2.5 million on an annualized basis, until new rates are approved by the DEPSC.  Also pursuant to law, on December 17, 2008, we placed temporary rates into effect, designed to generate an additional increase in annual operating revenue of approximately 10%, or $5.0 million, on an annualized basis, given that the rate case had not been concluded in a seven month period.

On August 19, 2009, Artesian Water, DEPSC, the Division of the Public Advocate and Christiana Care Health Services, Inc. entered into an agreement to settle Artesian Water’s April 2008 application for an increase in rates.  PSC Order No. 7657 was signed by the DEPSC on September 22, 2009, approving the settlement agreement, which makes the existing 15% temporary increase in base rates permanent.  Since the rate is equal to the 15% temporary increase in rates charged to customers since December 17, 2008, Artesian Water is not required to refund any amounts to customers.  This settlement also includes the agreement that Artesian Water will not apply for a further rate increase for an 18-month period from the date of the DEPSC’s order closing this application.  It is also agreed that the revenue recovered by the Company pursuant to the settlement does not include any recovery of funds attributable to state income tax expense, as it is unlikely that any state income tax will be paid by Artesian Water during the rate effective period.

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

Service Territory Expansion Proceedings

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

In April 2009, Artesian Water Maryland applied for approval from the MDPSC to construct a water system to serve the 172 residents of the Whitaker Woods housing development located adjacent to the Mountain Hill Service Area.  This expanded franchise area was approved by the MDPSC in the Mountain Hill acquisition and is subject to the Mountain Hill tariff rates.  Due to the failure of private wells in the community, Artesian Water Maryland requested expedited approval of this application.  On June 4, 2009, the MDPSC approved Artesian Water Maryland’s request to construct this water system.  Construction began in August 2009 and is expected to be finished in the fourth quarter of 2009.  In August 2009, Artesian Water Maryland applied for approval from the MDPSC to construct a water system to serve the first 71 unit phase of the proposed 660 home Charlestown Crossing housing development.  This development will be subject to the Mountain Hill tariff rates.  On September 9, 2009, the MDPSC approved Artesian Water Maryland’s request to construct this water system.

Other Proceedings

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

NOTE 7 – INCOME TAXES

Under FASB ASC Topic 740 the Company analyzed Artesian’s various tax positions and determined that no further entry, recognition or derecognition were required.  The Company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.  There were no such charges for the periods ended September 30, 2009 and September 30, 2008.  Additionally, there were no accruals relating to interest or penalties as of September 30, 2009.  The Company remains subject to examination by federal and state authorities for tax years 2006 through 2009.

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

Long-term Financial Liabilities

The fair value of Artesian Resources' long-term debt as of September 30, 2009 and December 31, 2008, determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities as guided under FASB ASC 825 are shown as below:

In thousands
	September 30, 2009	December 31, 2008
Carrying amount	$106,221	$107,555
Estimated fair value	107,257	113,214

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

NOTE 9 – NORTHERN SUSSEX REGIONAL WATER RECYCLING COMPLEX, LLC

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC, for the design, construction and operation of the Northern Sussex Regional Water Recycling Complex, a wastewater treatment facility to be located in Sussex County, Delaware.  NSRWRC was created for the sole purpose of developing the treatment facility site, which once constructed, will be operated by Artesian Wastewater.  The Company has determined that NSRWRC constitutes a variable interest entity, or VIE, as defined by FASB ASC Topic 810.  See Note 2 – Basis of Presentation.

The Company, by contract, has control over the design and construction of the treatment facility.  NSRWRC is financially responsible for designing and building the treatment facility.  Under the terms of the agreement, Artesian Resources acts as the guarantor of a $10 million construction loan, secured by a 75 acre parcel purchased by NSRWRC on July 1, 2008 for approximately $5 million.  The interest rate on the construction loan is variable based on LIBOR Advantage Rate plus 225 basis points.  The construction loan includes provisions that require Artesian Resources to assume the debt and all liabilities arising from that debt under certain circumstances, including the bankruptcy of NSRWRC.  In the event of default by NSRWRC, Artesian Resources shall pay NSRWRC's obligations due to the financial institution; or on demand of the financial institution immediately deposit all amounts due under the obligation.  As of September 30, 2009, approximately $7.5 million has been drawn on the loan, which is included in the Lines of Credit on our Consolidated Balance Sheet.  As of September 30, 2009, approximately $7.7 million is included in non-utility property and was comprised of the land and construction in progress of the facility.  The entire capitalization of NSRWRC is comprised of the amounts borrowed against the $10 million construction loan.  In connection with the purchase of the treatment facility site, as of June 30, 2008, Artesian Utility agreed to commit $3.0 million to NSRWRC, payable in 10 equal annual installments, which commenced on June 30, 2008.  In April 2009, Artesian Utility agreed to accelerate two of its payments to NSRWRC in exchange for a $450,000 reduction in the total commitment.  Artesian Utility made a $900,000 payment to NSRWRC, which included the June 30, 2009 payment and the acceleration of two payments, or $600,000.  As a result of the reduction in the commitment and the acceleration of the payments, the remaining balance of $1,350,000 will be repaid over the next 5 years with a final payment of $150,000 due on June 30, 2014.  There has been a nominal investment in NSRWRC by the owner of NSRWRC.  The treatment facility will be owned by NSRWRC until the initial loan for the construction of the treatment facility is repaid.  At that time, the treatment facility will be transferred to the Company for nominal value as contributed property.  Immediately following the transfer of the treatment facility and extinguishment of debt, NSRWRC will be dissolved.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company has entered into transactions in the normal course of business with related parties.  The owner of NSRWRC is the sole owner of Meridian Architects and Engineers, LLC, or Meridian Architects, Meridian Enterprises, LLC, or Meridian Enterprises, and Meridian Consulting, LLC, or Meridian Consulting.  The Company has utilized Meridian Architects, Meridian Enterprises and Meridian Consulting for various consulting services during the nine month period ended September 30, 2009.  As of September 30, 2009, approximately $100,000 was paid to Meridian Architects, approximately $100,000 was paid to Meridian Enterprises and approximately $31,000 was paid to Meridian Consulting.  As of September 30, 2008, approximately $450,000 was paid to Meridian Architects and approximately $478,000 was paid to Meridian Enterprises in connection with these consulting services.  Approximately $45,000 and $20,000 was paid to Meridian Enterprises as of September 30, 2009 and September 30, 2008, respectively, for office space rental.  Also, as of September 30, 2009 and September 30, 2008, the Company had accounts receivable balances for engineering services due from the following entities, all of which are owned by the owner of NSRWRC:  Meridian Architects of approximately $64,000 and $41,000, Landlock, LLC of approximately $227,000 and $33,000, Triple D Double S, LLC of approximately $54,000 and $29,000 and Peninsula Square, LLC of approximately $31,000 and $4,000.  A portion of the accounts receivable balance, approximately $85,000, is over one year old.  In addition, as of September 30, 2009 and September 30, 2008, related party revenue for engineering services is as follows:  Meridian Architects of approximately $13,000 and $41,000, Landlock, LLC of approximately $118,000 and $47,000, Triple D Double S, LLC of approximately $24,000 and $28,000 and Peninsula Square, LLC of approximately $23,000 and $4,000.  All services were provided in the ordinary course of business at fees and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.

NOTE 11 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the FASB issued Accounting Standard Update, or ASU, 2009-06, which amended guidance concerning fair value measurements of investments in certain entities that calculate net asset value per share (or its equivalent).  If fair value is not readily determinable, the amended guidance permits an entity to measure the fair value of an investment using the net asset value per share (or its equivalent) provided by the investee without further adjustment.  The amendments are effective for interim and annual periods ending after December 15, 2009.  The Company does not expect a material impact on the Company's financial statements due to the adoption of this amended guidance.

In August 2009, the FASB issued ASU 2009-05, which provides guidance on the measurement of liabilities at fair value.  The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets.  If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles.  The company adopted this guidance in the quarter ended September 30, 2009 and there was no material impact on the Company's financial statements.

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification, or the Codification, which establishes only two levels of U.S. GAAP, authoritative and non-authoritative.  Therefore, as of July 1, 2009, the Codification is the single source of authoritative non-governmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related accounting literature.  All other accounting literature will be considered non-authoritative.  The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.  The adoption of this standard impacted the Company's financial statement disclosures as all references to authoritative accounting literature are now referenced in accordance with the Codification.

In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for VIEs.  The model for determining which enterprise has a controlling financial interest and is the primary beneficiary of a VIE has changed significantly under the new guidance.  Previously, variable interest holders had to determine whether they had a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity.  In contrast, the new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity, and if so, whether it is the primary beneficiary.  Furthermore, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events.  This revised guidance also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited.  The Company does not expect that the adoption of this statement will have a material impact on the financial statements.  Information regarding the Company’s involvement with variable interest entities is included in Note 9 - Northern Sussex Regional Water Recycling Complex, LLC.

In May 2009, the FASB issued authoritative guidance which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This guidance is effective for financial statements issued for fiscal years and interim periods ending June 15, 2009 and will be applied prospectively.  The adoption of this guidance did not result in significant changes in the subsequent events that the Company reports, either through recognition or disclosure, in its financial statements.

In April 2009, the FASB issued revised authoritative guidance requiring disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required.  This guidance was adopted by the Company for the period ended June 30, 2009.  As this guidance provides only disclosure requirements, the application of this standard did not impact the Company’s financial statements.  See Note 8 — Fair Value of Financial Instruments.

In April 2009, the FASB issued authoritative guidance clarifying that fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions.  This guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability.  If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value.  Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced).  If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value.  If the transaction is not orderly, other valuation techniques must be used when estimating fair value.  This guidance must be applied prospectively for interim periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the financial statements.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2009

OVERVIEW

Our profitability is primarily attributable to the sale of water by our largest operating subsidiary, Artesian Water, the amount of which is dependent on seasonal fluctuations in weather, particularly during the summer months when water demand may vary with rainfall and temperature.  Artesian Water accounted for approximately 91% of our total operating revenues for the nine months ended September 30, 2009.  In the event that temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives.

While water sales revenues are our primary source of revenues, we continue to explore and develop relationships with developers and municipalities in order to increase revenues from contract water and wastewater operations, wastewater management services and design and construction services.  Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.  We plan to continue developing and expanding our contract operations and other services in a manner that complements our growth in water service to new customers.  Our anticipated growth in these areas is subject to changes in residential and commercial construction, which may be affected by interest rates, inflation and general housing and economic market conditions.  As a result of the general economic downturn, we may not be able to increase our contract operations and other services at the rate we had previously expected.  We will continue to focus attention on expanding our contract operations opportunities with municipalities and private water providers in Delaware and surrounding areas.

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers served contributed to increases in our operating revenue.  As of September 30, 2009, we had approximately 76,500 metered water customers in Delaware, an increase of approximately 700 compared to September 30. 2008, while the number of metered customers in Maryland and Pennsylvania remained consistent with 2008.

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

In April 2009, Artesian Water Maryland applied for approval from the MDPSC to construct a water system to serve the 172 residents of the Whitaker Woods housing development located adjacent to the Mountain Hill Service Area.  This expanded franchise area was approved by the MDPSC in the Mountain Hill acquisition and is subject to the Mountain Hill tariff rates.  Due to the failure of private wells in the community, Artesian Water Maryland requested expedited approval of this application.  On June 4, 2009, the MDPSC approved Artesian Water Maryland’s request to construct this water system.  Construction began in August 2009 and is expected to be finished by year end.  In August 2009, Artesian Water Maryland applied for approval from the MDPSC to construct a water system to serve 71 residents in the Charlestown Crossing housing development.  This development will be subject to the Mountain Hill tariff rates.  On September 9, 2009, the MDPSC approved Artesian Water Maryland’s request to construct this water system.

Wastewater Division

Artesian Wastewater owns wastewater infrastructure and began providing wastewater services in Delaware in July 2005.  As of September 30, 2009, we had approximately 700 wastewater customers in Delaware, an increase of approximately 100 compared to September 30. 2008.  Artesian Wastewater Maryland was incorporated on June 3, 2008 to provide regulated wastewater services in the State of Maryland pursuant to the purchase agreements described below.  Our wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.

In October 2008, Artesian Wastewater Maryland signed two asset purchase agreements with Cecil County to purchase four wastewater facilities in Maryland.  The Appleton Alliance filed a petition with The Circuit Court of Cecil County, Maryland for judicial review of the proposed transfer of certain Cecil County property and assets to Artesian, delaying the closing of these transactions until a final judicial determination is received.  The Circuit Court of Cecil County, Maryland decided in favor of Cecil County on July 24, 2009.  On August 19, 2009, the Appleton Alliance filed an appeal of the Circuit Court’s decision with the Maryland Court of Special Appeals.  Closing on these transactions is also subject to the approval of the MDPSC.  Under each of the agreements, either party may terminate such agreement, subject to certain exceptions, in the event of uncured breach by the other party, or if the closing has not occurred by December 31, 2009.  The closing date may be extended beyond December 31, 2009 upon the mutual agreement of the parties.

Non-Regulated Division

Artesian Utility provides contract water and wastewater operation services to 35 private, municipal and governmental institutions in Pennsylvania, Delaware and Maryland.  Artesian Utility currently operates a 2.5 mgd wastewater facility for Middletown, Delaware under a 20-year contract that expires on February 1, 2021.  Artesian Utility also operates an approximately 250,000 gallon per day wastewater facility in Middletown.  In addition, we operate an additional wastewater facility in Middletown in order to support the 2.5 mgd wastewater facility described above.

On June 30, 2008, Artesian Utility signed an agreement with NSRWRC for the design, construction and operation of the Northern Sussex Regional Water Recycling Complex, a wastewater treatment facility to be located in Sussex County, Delaware.  NSRWRC was created for the purpose of developing the treatment facility site, which once constructed, will be operated by Artesian Wastewater.

On March 17, 2009, Artesian Utility signed an agreement with the Cecil County Public Works in Cecil County, Maryland to operate the Meadowview Wastewater and Highlands Wastewater treatment and disposal facilities until Artesian Wastewater Maryland’s purchase of the facilities is closed.  This agreement also employs Artesian Utility to operate two water supply and treatment stations and two booster stations in Cecil County.  In addition, on March 31, 2009 Artesian Utility signed an agreement with the Town of Port Deposit in Cecil County, Maryland to operate and maintain a water system from April 1, 2009 through August 30, 2009, with three additional one-year renewal options.  Port Deposit has requested that we continue to operate and maintain the water system through August 2010.

Artesian Development owns an approximately six-acre parcel of land zoned for office buildings located immediately adjacent to our corporate headquarters and purchased approximately eighteen acres of land, in Sussex County, to construct an office facility, a water treatment plant and a wastewater facility.

Artesian Consulting provides engineering services to developers for residential and commercial development.  The acquisition of Meridian in June 2008 included the assignment of certain current contract agreements to provide engineering services to developers and includes services to be provided to Artesian Water.

In addition to services discussed above, Artesian Resources initiated a Water Service Line Protection Plan, or WSLP Plan, in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participants’ leaking water service lines up to an annual limit.  As of September 30, 2009, approximately 13,800, or 20%, of our 69,000 eligible water customers had signed up for the WSLP Plan.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers’ sewer lines.  This plan, the Sewer Service Line Protection Plan, or SSLP Plan, covers all parts, material and labor required to repair or replace participants’ leaking or clogged sewer lines up to an annual limit.  As of September 30, 2009, approximately 5,700, or 12.4%, of our 46,000 eligible customers had signed up for the SSLP Plan.

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

We have expanded the provision of our services into Maryland.  Cecil County has designated the Interstate 95 corridor as a preferred growth area for business and residential expansion.  In 2005, the federal Base Re-Alignment and Closure Commission, or BRAC, announced the relocation of approximately 14,000 jobs to nearby Aberdeen, Maryland by 2011.  The Wilmington Metropolitan Area Planning Commission projects Cecil County will grow 61% between 2005 and 2030 and the Maryland Department of Planning projects that Cecil County will experience the highest rate of household growth through 2025 of any jurisdiction in the state.  With so many new workers coming to the area in the next several years, as a result of the BRAC relocation implementation in 2011, Cecil County and other surrounding areas expect a significant increase in development, regardless of the general national economic outlook.  Artesian Water Maryland signed an agreement in October 2008 with Cecil County for the purchase of specific water facilities.  The closing of this transaction is delayed until a final judicial determination is received in the petition filed by the Appleton Alliance.

In our regulated wastewater division, we foresee significant growth opportunities and will continue to seek strategic partnerships and relationships with developers and municipalities to complement existing agreements for the provision of wastewater service in Delaware, Maryland, and the surrounding areas.  Artesian Wastewater completed an agreement with Georgetown, Delaware in July 2008 to provide wastewater treatment and disposal services for Georgetown’s growth and annexation areas.  Artesian Wastewater will provide up to 1 mgd of wastewater capacity for the town over the next 10 years.  Artesian Wastewater Maryland signed two agreements in October 2008 with Cecil County for the purchase of specific wastewater facilities.  The closing of these transactions is delayed until a final judicial determination is received on the petition filed by the Appleton Alliance.  Closing on these transactions is also subject to the approval of the MDPSC.  Once completed, these acquisitions will add four wastewater facilities to our service area.

In our non-regulated division, we are actively pursuing opportunities to expand our contract operations.  In Artesian Utility, we will continue to expand our contract design and construction services of water and wastewater facilities for developers, municipalities and other utilities and will continue to actively pursue water and wastewater operation contracts with municipalities across the Delmarva Peninsula.  Artesian Development purchased eighteen acres of land, located in Sussex County, Delaware, which will allow for construction of an office facility, water treatment facility and wastewater treatment facility.  Artesian Consulting continues to provide engineering services to design on-site and off-site water and wastewater systems for developers.  Also, with the expansion efforts in our water and wastewater divisions, Artesian Consulting will provide increased design and engineering services.

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

We are subject to regulation by the following state regulatory commissions:  Artesian Water and Artesian Wastewater are subject to the regulatory jurisdiction of the DEPSC, Artesian Water Maryland and Artesian Wastewater Maryland are subject to the regulatory jurisdiction of the MDPSC and Artesian Water Pennsylvania is subject to the regulatory jurisdiction of the PAPUC.

Rate Matters

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

On August 19, 2009, Artesian Water, DEPSC, the Division of the Public Advocate and Christiana Care Health Services, Inc. entered into an agreement to settle Artesian Water’s April 2008 application for an increase in rates.  PSC Order No. 7657 was signed by the DEPSC on September 22, 2009, approving the settlement agreement, which makes the existing 15% temporary increase in base rates permanent.  Since the rate is equal to the 15% temporary increase in rates charged to customers since December 17, 2008, Artesian Water is not required to refund any amounts to customers.  This settlement also includes the agreement that Artesian Water will not apply for a further rate increase for an 18-month period from the date of the DEPSC’s order closing this application.  It is also agreed that the revenue recovered by the Company pursuant to the settlement does not include any recovery of funds attributable to state income tax expense, as it is unlikely that any state income tax will be paid by Artesian Water during the rate effective period.

In March 2009, Artesian Wastewater filed an application with the DEPSC for approval of a uniform tariff applicable to all of our wastewater territories in Delaware.  Previously, each time we added a new service territory, an application was required to be submitted to the DEPSC for rate approval.  As a result of the July 7, 2009 DEPSC approval of our application, Artesian Wastewater is now permitted to apply its tariffed rates to any new service territories without prior DEPSC approval.

Service Territory Expansion Matters

On March 20, 2007, the DEPSC entered Order No. 7142 which re-opened Regulation Docket No. 51.  By this Order, the DEPSC proposes to repeal rules implemented in 2001 and replace them with new "Regulations Governing Certificates of Public Convenience and Necessity."  The proposed rules address the content of how notifications are sent to landowners, the definitions for the “Proposed Service Area,” and the requirement of the applying utility to certify that it will actually provide water services to a new proposed service territory within three years.  If water service is not provided within the three year time frame, the proposed rule provides a mechanism for the DEPSC to determine whether the utility should be able to retain the new CPCN.  In the March 2009 proceedings, the DEPSC recommended that a utility provide water service to a new proposed service territory within five years.  Under the revised proposal a landowner could request the opportunity to opt-out of the CPCN if service has not been provided within five years.  The utility would be entitled to a hearing before DEPSC on the opt-out request.  These proposed rules have not been adopted and they may not be adopted or could be modified prior to adoption.  As of September 30, 2009, no final decision has been made by the DEPSC.  If adopted, the new rule would apply prospectively and not affect a utility’s existing CPCN territory.

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

In April 2009, Artesian Water Maryland applied for approval from the MDPSC to construct a water system to serve the 172 residents of the Whitaker Woods housing development located adjacent to the Mountain Hill Service Area.  This expanded franchise area was approved by the MDPSC in the Mountain Hill acquisition and is subject to the Mountain Hill tariff rates.  Due to the failure of private wells in the community, Artesian Water Maryland requested expedited approval of this application.  On June 4, 2009, the MDPSC approved Artesian Water Maryland’s request to construct this water system.  Construction began in August 2009 and is expected to be finished by year end.  In August 2009, Artesian Water Maryland applied for approval from the MDPSC to construct a water system to serve the first 71 unit phase of the Charlestown Crossing housing development.  This development will be subject to the Mountain Hill tariff rates.  On September 9, 2009, the MDPSC approved Artesian Water Maryland’s request to construct this water system.

Other Matters

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

In 2003, legislation was enacted in Delaware requiring all water utilities serving within northern New Castle County, Delaware to certify by July 2006, and each three years thereafter, that they have sufficient sources of self-supply to serve their respective systems.  On June 30, 2006, Artesian Water filed our certification related to the adequacy of our water supply through 2009.  After completion of their review, on July 24, 2007, the DEPSC accepted our certification of sufficient water supply.  As required, we filed a new certification of self-sufficiency with the DEPSC on June 30, 2009, for the period through 2012.  We expect final review by the DEPSC by year end.

On April 10, 2006, the DEPSC made effective new rules under Regulation Docket 15 that govern the terms and conditions under which water utilities require advances or contributions from customers or developers.  These regulations require that developers pay for all water facilities within a new development, with such funding recorded as contributions in aid of construction by the water utility.  In addition, the utility is required to receive a contribution in aid of construction of $1,500 for each new residential connection to its system towards the cost of water supply, treatment and storage facilities.  These regulations further require developers to fully pay for facilities to serve satellite systems.  These required contributions are intended to place a greater burden upon new customers to pay for the cost of facilities required to serve them.  We are required to supply a report each year, for the next 3 years, to demonstrate our compliance with Regulation Docket 15.

We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability.  The cumulative effect of inflation results in significantly higher facility costs compared to investments made 20 to 40 years ago, which must be recovered from future cash flows.

Results of Operations – Analysis of the Quarter Ended September 30, 2009 Compared to the Quarter Ended September 30, 2008

Operating Revenues

Revenues totaled $16.2 million for the quarter ended September 30, 2009, $0.5 million, or 3.2% above revenues for the quarter ended September 30, 2008 of $15.7 million.  Water sales revenues increased 1.4% for the quarter ended September 30, 2009, over the corresponding period in 2008.  Water sales revenue for the quarter ended September 30, 2009 was positively impacted by the implementation of a 10% temporary rate increase effective December 17, 2008.  However, per capita demand has declined for the quarter ended September 30, 2009 in comparison to the quarter ended September 30, 2008, primarily due to the effects of an unusually wet summer weather pattern, thereby reducing the effect of the temporary rate increases.  We realized 89.3% of our total operating revenue for the quarter ended September 30, 2009 from the sale of water.  In the same period in 2008, 90.9% of our total revenue was from water sales.

Non-utility operating revenue increased $310,000 for the quarter ended September 30, 2009, or 32.5%, from $955,000 in 2008 to $1,265,000 for the same period in 2009.  The increase in non-utility revenue reflects an increase of $33,000 and $75,000, respectively, in water and wastewater Service Line Protection Plan, or collectively SLP Plans, revenue earned by Artesian Resources.  The SLP Plans provide coverage for all material and labor required to repair or replace participants’ leaking water service or clogged sewer lines up to an annual limit.  This increase in non-utility revenue is also attributable to increased contract revenues in Artesian Utility of approximately $305,000, primarily due to design and permitting services performed for a project in Middletown, Delaware and increased contract services performed for municipalities in Maryland.  Non-utility revenue earned in Artesian Consulting decreased approximately $103,000 for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $740,000, or 8.8%, to $9.2 million for the quarter ended September 30, 2009, compared to $8.4 million for the same period in 2008.  The components of the change in operating expenses includes an increase in utility operating expenses of $445,000, an increase in non-utility operating expenses of $198,000 and an increase in property and other taxes of $97,000.

The increase in utility operating expenses of $445,000 for the quarter ended September 30, 2009, or 6.3%, over the same period in 2008, is comprised of increases in payroll and employee benefits costs, administration costs and purchased water expense.

Payroll and employee benefit expense increased $210,000, or 6.2%, compared to the same period in 2008, primarily due to increases in employee count, employee wages from merit increases, and increased employee benefit premium expenses.

Administration expense increased $120,000, or 12.8%, compared to the same period in 2008, primarily due to an increase in rate case expense.

Purchased water expense increased $85,000, or 9.7%, compared to the same period in 2008, primarily due to an increase of 11% in the Chester Water Authority’s rates effective in July 2009.

Non-utility operating expenses increased approximately $198,000, or 31.9%, for the quarter ended September 30, 2009, compared to the quarter ended September 30, 2008, primarily due to increased payroll and employee benefit expense and increased outside service expense, a result of increased contract services and SLP Plan participation as compared to the same period in 2008.

Property and other taxes increased by $97,000, or 12.3%, compared to the same period in 2008, reflecting increases in tax rates charged by public school districts in various areas where Artesian holds property and increases in the number of plants owned by Artesian.  Property taxes are assessed on land, buildings and certain utility plants, including the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.

The ratio of operating expenses, excluding depreciation and income taxes, to total revenue was 56.8% for the quarter ended September 30, 2009, compared to 53.9% for the quarter ended September 30, 2008.

Depreciation and amortization expense increased $231,000, or 16.2%, over the quarter ended September 30, 2009 as compared to the same period in 2008, due to continuing investment in utility plant in service providing supply, treatment, storage and distribution of water and the addition of the new office building.

Federal and state income tax expense decreased $287,000 due to lower taxable income for the quarter ended September 30, 2009, compared to the quarter ended September 30, 2008.

Other Income, Net

Our Allowance for Funds Used During Construction, or AFUDC, decreased $179,000, or 62.8%, compared to the same period in 2008, due to the general slowdown in the housing market, resulting in decreased long-term construction activity subject to AFUDC for the third quarter of 2009, compared to the same period in 2008.

Interest Charges

Interest charges increased $137,000, or 8.2%, for the quarter ended September 30, 2009, compared to the quarter ended September 30, 2008, primarily due to an increase in interest expense related to an increase in long term debt in 2009 compared to 2008.  In December 2008, we issued a First Mortgage Bond, Series S, in the amount of $15 million, at an interest rate of 6.73%.

Net Income

Our net income decreased $481,000, or 18.5%, for the quarter ended September 30, 2009, compared to the same period a year ago.  The decrease in net income for the three months was primarily due to decreased water demand, a result of the effects of unusually wet weather this year.

Results of Operations – Analysis of the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Operating Revenues

Revenues totaled $45.4 million for the nine months ended September 30, 2009, $3.6 million, or 8.6%, above revenues for the nine months ended September 30, 2008 of $41.8 million.  Water sales revenues increased 7.4% for the nine months ended September 30, 2009, over the corresponding period in 2008.  Water sales revenue for the nine months ended September 30, 2009 was positively impacted by the implementation of a 5% temporary rate increase effective June 21, 2008 and a 10% temporary rate increase effective December 17, 2008.  However, per capita demand has declined for the nine months ended September 30, 2009 in comparison to the same period a year ago, primarily due to the effects of an unusually wet summer weather pattern, thereby reducing the effect of the temporary rate increases.  In addition, a portion of the increase in water sales revenue reflects an increase of 680 in the number of customers served as compared to the same period in 2008.  We realized 89.5% of our total operating revenue for the nine months ended September 30, 2009 from the sale of water.  In the same period in 2008, 90.4% of our total revenue was from water sales.

Non-utility operating revenue increased $752,000 for the nine months ended September 30, 2009, or 29.7%, from $2,532,000 in 2008 to $3,284,000 for the same period in 2009.  The increase in non-utility revenue reflects an increase of $111,000 and $307,000, respectively, in SLP Plan revenue earned by Artesian Resources.  Non-utility revenue also increased approximately $184,000 in Artesian Consulting, which was acquired in June 2008, resulting in nine months of revenue in 2009 versus four months in 2008.  The increase in non-utility revenue also reflects increased contract revenues in Artesian Utility of approximately $150,000, primarily due to design and permitting services performed for a project in Middletown, Delaware and increased contract services performed for municipalities in Maryland.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $907,000, or 3.6%, to $26.3 million for the nine months ended September 30, 2009, compared to $25.4 million for the same period in 2008.  The components of the increase in operating expenses included an increase in utility operating expenses of $181,000, an increase in non-utility operating expenses of $513,000, and an increase in property and other taxes of $213,000.  The Company initiated cost containment efforts, with particular focus on discretionary spending, which helped to mitigate the impact of the increase in operating expenses.

The increase in utility operating expenses of $181,000 for the nine months ended September 30, 2009, or 0.9%, over the same period in 2008, is comprised of increases in purchased water expense and water treatment expense, partially offset by reduced discretionary spending, specifically decreases in administration costs and repair and maintenance expense.  Payroll and employee benefit expense remained consistent with 2008, primarily due to stock and other bonuses issued to employees in 2008 not issued in 2009 and increased capitalized labor and benefits in 2009, offset with increased employee count and merit increases.

Purchased water expense increased $211,000, or 9.0%, compared to the same period in 2008, primarily due to an increase of 7.8% in the Chester Water Authority’s rates effective in July 2008 and an increase of 11% effective July 2009.

Water treatment expense increased $165,000, or 20.6%, compared to the same period in 2008, primarily the result of increased chemical costs and additional water testing required due to a change in the testing schedule regulated by the Environmental Protection Agency.

Administration expense decreased $105,000, or 3.3%, compared to the same period in 2008, primarily the result of a decrease in employee recruitment fees, the reduction of temporary employment services and employee training.  There were also decreases in fuel reimbursements, rent expense and postage costs.  This decrease is partially offset by an increase in rate case expense.

Repair and maintenance expense decreased $78,000, or 4.7%, compared to the same period in 2008, primarily due to decreased gas/propane expense.

Non-utility operating expenses increased approximately $513,000, or 29%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to increased payroll and employee benefit expense and increased outside service expense, a result of increased contract services and SLP Plan participation as compared to the same period in 2008.

Property and other taxes increased by $213,000, or 8.9%, compared to the same period in 2008, reflecting increases in tax rates charged by public school districts in various areas where Artesian holds property and increases in the number of plants owned by Artesian.  Property taxes are assessed on land, buildings and certain utility plants, including the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.

The ratio of operating expenses, excluding depreciation and income taxes, to total revenue was 58.0% for the nine months ended September 30, 2009, compared to 60.8% for the nine months ended September 30, 2008.

Depreciation and amortization expense increased $790,000, or 19.4%, over the nine months ended September 30, 2009 as compared to the same period in 2008, due to continuing investment in utility plant in service providing supply, treatment, storage and distribution of water and the addition of the new office building.

Federal and state income tax expense increased $411,000, due to higher taxable income for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.

Other Income, Net

Our Allowance for Funds Used During Construction, or AFUDC, decreased $285,000, or 46.3%, compared to the same period in 2008, due to the general slowdown in the housing market, resulting in decreased long-term construction activity subject to AFUDC for the nine months ended September 30, 2009, compared to the same period in 2008.

Interest Charges

Interest charges increased $658,000, or 13.8%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to an increase in interest expense related to an increase in long term debt in 2009 compared to 2008.  In December 2008, we issued a First Mortgage Bond, Series S, in the amount of $15 million, at an interest rate of 6.73%.

Net Income

Our net income increased $595,000, or 11.6%, for the nine months ended September 30, 2009, compared to the same period a year ago.  This increase was primarily due to higher operating income margins from our water utility business as well as our non-utility contract services and SLP Plan business.  However, this increase in net income was affected by decreased water demand, a result of the effects of weather associated with the increased rainfall experienced during the second and third quarters of 2009, therefore reducing the impact of our temporary rate increases.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the nine months ended September 30, 2009 were $8.4 million provided by cash flow from operating activities, $5.9 million in borrowing on our lines of credit, $1.1 million net proceeds from the issuance of common stock and $0.8 million in net contributions and advances from developers.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to assure our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

The amount outstanding on the Company’s lines of credit increased by $5.9 million for the nine months ended September 30, 2009, compared to an increase of $26.0 million for the nine months ended September 30, 2008, primarily as a result of increased long term debt used to reduce our lines of credit and lower investments made in utility plant in 2009.  Decreases in accounts payable of $1.2 million and decreases in accrued expenses of $1.9 million are also associated with the Company’s lower investment in utility plant.

We invested $13.2 million in capital expenditures during the first nine months of 2009 compared to $41.7 million invested during the same period in 2008.  The reduction in investment is primarily due to the general slowdown in the housing market, resulting in decreased long-term construction activity.  The primary focus of Artesian Water’s investment was to continue to provide high quality reliable service to our growing service territory.

We have invested $1.2 million through the nine months ended September 30, 2009 to enhance or improve existing treatment facilities and for the rehabilitation of pumping equipment to better serve our customers.  We invested approximately $4.2 million in new transmission and distribution facilities and $1.5 million in our rehabilitation program for transmission and distribution facilities and replacing aging or deteriorating mains.  Developers financed $0.9 million for the installation of water mains and hydrants in the first nine months of 2009 compared to $2.7 million in the same period in 2008.  We also invested $2.6 million in general plant, which includes $2.2 million for renovations made to the main office building and addition of our corporate headquarters in New Castle County.  An additional $0.9 million was invested in wastewater projects in Sussex County, Delaware.  Another $1.5 million was invested into NSRWRC for the regional wastewater treatment facility.  We also invested $0.4 in transmission and distribution facilities in Cecil County, Maryland.

At September 30, 2009, Artesian Water had two lines of credit of $20 million each to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of September 30, 2009, we had $26.2 million of available funds under these lines.  The interest rate for borrowings under one of these lines is the London Interbank Offering Rate, or “LIBOR,” plus 0.75% or, at our discretion, the bank’s federal funds rate plus 1.00%.  The interest rate for borrowings under this line of credit remains the same until the rate is renewed.  The interest rate for borrowings under the other line of credit is the LIBOR plus 1.00% or, at our discretion, the bank’s federal funds rate plus 1.00%.  The renewal of this line of credit is currently being negotiated and is expected to be finalized in the fourth quarter of 2009.  We expect that upon the completion of the renewal that the interest rate for borrowings under this line will increase from the LIBOR plus 1.00% to the LIBOR plus 2.00%.  Each bank reviews all of their facilities annually for renewal.
At September 30, 2009, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $10.0 million, respectively, to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of September 30, 2009, Artesian Wastewater had $5.5 million of available funds while Artesian Utility had $3.1 million of available funds.  The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%.  The renewals of these lines of credit are currently being negotiated and are expected to be finalized in the fourth quarter of 2009.  We expect that upon the completion of the renewals that the interest rate for borrowings under each of these lines will increase from the LIBOR plus 1.75% to the LIBOR plus 2.75%.  The bank reviews its facilities annually for renewal.

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

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC.  Under the terms of the agreement, Artesian Resources acts as the guarantor of NSRWRC’s $10 million construction loan secured by land.  As of September 30, 2009 NSRWRC had $2.5 million of available funds under the construction loan.  The interest rate on this guaranteed debt is variable based on LIBOR Advantage Rate plus 225 basis points.  In the event of a default by NSRWRC, Artesian Resources shall pay the bank the amount due of the obligations or, on demand of the bank, immediately deposit all amounts due under the obligation.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$26,165	$	-----	$	-----	$	-----

On August 1, 2008, Artesian Water Maryland executed a promissory note in the amount of approximately $2.3 million to Sunrise that bears interest at a variable interest rate based upon the LIBOR plus 150 basis points.  The note is payable in four equal annual installments, commencing on the first anniversary of the closing date.  The first annual installment payment of $0.6 million was made on August 1, 2009, the remaining principal balance due on this note, as of September 30, 2009, is $1.7 million.  The note is secured by a first lien security interest in all of Mountain Hill’s assets in favor of Sunrise and is guaranteed by Artesian Resources.

We may, from time to time, sell our securities to meet capital requirements.  The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.  However, due to recent economic conditions and disruptions in the financial markets, which have increased the cost and significantly reduced the availability of debt and equity financing, there is a higher than usual risk that we may be unable to raise additional funds on acceptable terms or at all.  Artesian Water’s trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66 ⅔% of total capitalization.  Our debt to total capitalization, including the short-term portion thereof, was 54.7% at September 30, 2009.

We expect to fund our activities for the next twelve months using our available cash balances and bank credit lines, plus projected cash generated from operations and the capital markets.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First Mortgage Bonds (Principal and Interest)	$7,149	$14,175	$14,022	$168,441	$203,787
State revolving fund loans	79	1,180	1,180	5,479	7,918
Note Payable (Principal and Interest)	601	1,171	---	---	1,772
Operating leases	72	177	94	1,802	2,145
Unconditional purchase obligations	852	6,764	6,764	27,056	41,436
Tank painting contractual obligation	374	328	---	---	702
Total contractual cash obligations	$9,127	$23,795	$22,060	$202,778	$257,760

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

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2008 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008 and also in the notes to our consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first nine months of 2009 that had a material impact on our financial condition, liquidity or results of operations.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q which express our “belief,” “anticipation” or “expectation,” as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans for our water and wastewater subsidiaries, customer base growth opportunities in Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, our expectation of the timing of decisions by regulatory authorities, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our belief regarding our reliance on outside engineering firms, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations and other revenue streams less affected by weather, expected contributions in 2009 to our postretirement benefit plan, and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors including changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, changes in economic and market conditions generally, and other matters discussed in our annual report on Form 10-K for the year ended December 31, 2008 could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so other than as required by under the federal securities laws and you should not rely on any forward-looking statement as representation of the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

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

At September 30, 2009, Artesian Water had two lines of credit of $20 million each to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of September 30, 2009, we had $26.2 million of available funds under these lines.  The interest rate for borrowings under one of these lines is the London Interbank Offering Rate, or “LIBOR,” plus 0.75% or, at our discretion, the bank’s federal funds rate plus 1.00%.  The interest rate for borrowings under this line of credit remains the same until the rate is renewed.  The interest rate for borrowings under the other line of credit is the LIBOR plus 1.00% or, at our discretion, the bank’s federal funds rate plus 1.00%.  The renewal of this line of credit is currently being negotiated and is expected to be finalized in the fourth quarter of 2009.  We expect that upon the completion of the renewal that the interest rate for borrowings under this line will increase from the LIBOR plus 1.00% to the LIBOR plus 2.00%.  Each bank reviews all of their facilities annually for renewal.
At September 30, 2009, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $10.0 million, respectively, to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of September 30, 2009, Artesian Wastewater had $5.5 million of available funds while Artesian Utility had $3.1 million of available funds.  The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%.  The renewals of these lines of credit are currently being negotiated and are expected to be finalized in the fourth quarter of 2009.  We expect that upon the completion of the renewals that the interest rate for borrowings under each of these lines will increase from the LIBOR plus 1.75% to the LIBOR plus 2.75%.  The bank reviews its facilities annually for renewal.
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

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC.  Under the terms of the agreement, Artesian Resources acts as the guarantor of NSRWRC’s $10 million construction loan secured by land.  As of September 30, 2009 NSRWRC had $2.5 million of available funds under the construction loan.  The interest rate on this guaranteed debt is variable based on LIBOR Advantage Rate plus 225 basis points.  In the event of a default by NSRWRC, Artesian Resources shall pay the bank the amount due of the obligations or, on demand of the bank, immediately deposit all amounts due under the obligation.

On August 1, 2008, Artesian Water Maryland executed a promissory note in the amount of approximately $2.3 million to Sunrise that bears interest at a variable interest rate based upon the LIBOR plus 150 basis points.  The note is payable in four equal annual installments, commencing on the first anniversary of the closing date.  The first annual installment payment of $0.6 million was made on August 1, 2009, the remaining principal balance due on this note, as of September 30, 2009, is $1.7 million.  The note is secured by a first lien security interest in all of Mountain Hill’s assets in favor of Sunrise and is guaranteed by Artesian Resources.

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

ARTESIAN RESOURCES CORPORATION

Date: November 6, 2009	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: November 6, 2009	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

32*
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

*   Filed herewith