Form 10-K
period 2009-12-31
ARTESIAN RESOURCES CORP
filed 2010-03-11
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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
Address of principal executive offices

(302) 453 – 6900
-----------------------------------------------------------
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Class A Non-Voting Common Stock

Name of each exchange on which registered	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐	Yes	☑	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐	Yes	☑	No

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

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12(b)-2 of the Exchange Act.:

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

☐	Yes	☑	No

The aggregate market value of the Class A Non-Voting Common Stock and Class B Common Stock held by non-affiliates of the registrant at June 30, 2009 was $101,204,000 and $5,102,000, respectively.  The aggregate market value of Class A Non-Voting Common Stock was computed by reference to the closing price of such class as reported on the Nasdaq Global Market on June 30, 2009.  The aggregate market value of Class B Common Stock was computed by reference to the last reported trade of such class as reported on the OTC Bulletin Board as of June 30, 2009, which trade date was June 29, 2009.

As of March 9, 2010, 6,635,383 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K which express our “belief,” “anticipation” or “expectation,” as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, our expectation of the timing of decisions by regulatory authorities, our expectation of the timing of the closing for pending acquisitions, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our belief regarding our reliance on outside engineering firms, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A -Risk Factors, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as representation of the Company’s views as of any date subsequent to the date of the filing of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

General Information

Artesian Resources Corporation operates as the holding company of eight wholly-owned subsidiaries offering water, wastewater and engineering services on the Delmarva Peninsula.  Our principal subsidiary, Artesian Water Company, Inc., is the oldest and largest investor-owned public water utility on the Delmarva Peninsula, and has been providing superior water service since 1905.  We distribute and sell water, including water for public and private fire protection, to residential, commercial, industrial, governmental, municipal and utility customers throughout the states of Delaware, Maryland and Pennsylvania.  In addition, we design and build water and wastewater infrastructure and provide contract water, wastewater and engineering services.  Our Class A Non-Voting Common Stock is listed on NASDAQ Global Select Market and trades under the symbol "ARTNA."

Artesian Resources Corporation, or Artesian Resources, operates as the parent holding company of Artesian Water Company, Inc., or Artesian Water, Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, Artesian Water Maryland, Inc., or Artesian Water Maryland, Artesian Wastewater Management, Inc., or Artesian Wastewater, Artesian Wastewater Maryland, Inc., or Artesian Wastewater Maryland, each a regulated public utility, and three non-regulated subsidiaries; Artesian Utility Development, Inc., or Artesian Utility, Artesian Development Corporation, or Artesian Development, and Artesian Consulting Engineers, Inc., or Artesian Engineers.  The terms "we," "our" and the "Company" as used herein refer to Artesian Resources and its subsidiaries.  The business activity conducted by each of our subsidiaries is discussed below under separate headings.

Our Market

Our current market area is the Delmarva Peninsula.  Our largest service area is primarily in the State of Delaware, which had a population of approximately 885,000 at July 1, 2009.  According to the US Census Bureau, Delaware's population increased an estimated 13% from 2000 to 2009, as compared to the nationwide growth rate of approximately 9%.  Substantial portions of Delaware, particularly outside of New Castle County, are not served by a public water or wastewater system and represent potential opportunities for Artesian Water and Artesian Wastewater to obtain new exclusive franchised service areas.  We continue to focus resources on developing and serving existing service territories and obtaining new territories throughout the State.

Starting in 2007, we expanded our services into Maryland.  Cecil County Maryland, or Cecil County, has designated the Interstate 95 corridor as a preferred growth area for business and residential expansion.  In 2005, the federal Base Re-Alignment and Closure Commission, or BRAC, announced the relocation of approximately 14,000 jobs to nearby Aberdeen, Maryland by 2011.  The Wilmington Metropolitan Area Planning Commission projects Cecil County will grow 61% between 2005 and 2030 and the Maryland Department of Planning projects that Cecil County will experience the highest rate of household growth through 2025 of any jurisdiction in the state.  With so many new workers coming to the area in the next several years, as a result of the BRAC relocation implementation in 2011, Cecil County and other surrounding areas expect a significant increase in development.

We have entered into interconnection agreements for the sale of water with the towns of Elkton and Chesapeake City, Maryland.  The Town of Elkton began taking a minimum of 50,000 gallons per day of water through the interconnection in July 2009 and may take a maximum of 200,000 gallons per day.  At the Town of Elkton’s request, the maximum daily take may be raised to 1.5 mgd, with the minimum required take set at one quarter of the requested maximum level.  Additional approvals are necessary to construct the transmission line to Chesapeake City.  We have also signed agreements with Cecil County to purchase specific water and wastewater facilities, along with an agreement with the Town of Port Deposit to purchase water assets, which are both discussed below.  The existing water and wastewater systems in the Cecil County agreements serve approximately 3,400 customers, while the existing water system in the Town of Port Deposit serves approximately 280 customers.

In 2009, we added approximately 10 square miles of franchised water service area and approximately 6 square miles of franchised wastewater service area.  We hold Certificate’s of Public Convenience and Necessity, or CPCN’s, for approximately 273 square miles of exclusive water service territory and approximately 23 square miles of wastewater service territory, most of which is in Delaware and some in Maryland.  Our largest connected regional water system, consisting of approximately 98.6 square miles and 67,500 customers, is located in northern Delaware.  A significant portion of our exclusive service territory in Delaware remains undeveloped, and if and when development occurs and there is population growth in these areas, along with the anticipated population growth in Maryland, we will increase our customer base by providing water and/or wastewater service to the newly developed areas and new customers.

Subsidiaries

Artesian Water

Artesian Water, our principal subsidiary, is the oldest and largest public water utility in the State of Delaware and has been providing water service within the state since 1905.  Artesian Water distributes and sells water to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware.  In addition, Artesian Water provides services to other water utilities, including operations and billing functions, and has contract operation agreements with 21 private and municipal water providers.  As of December 31, 2009, we had approximately 76,900 metered customers and served a population of approximately 276,000 (including contract services), representing approximately 31% of Delaware's total population.  We also provide water for public and private fire protection to customers in our service territories.

Artesian Water Maryland

Artesian Water Maryland began operations in August 2007 and has expanded its operations through the following acquisitions:

➢
Carpenters Point Water Company – August 2007 acquisition of the Carpenters Point Water Company, which includes a 141 home community in Cecil County near the Interstate 95 growth corridor between Philadelphia and Baltimore and has sufficient groundwater supply and elevated water storage to serve additional customers in the undeveloped portions of its franchise and surrounding area.

➢
Mountain Hill Water Company - August 2008 acquisition of Mountain Hill Water Company, which includes service rights to the entire 8,000 acres of undeveloped land in Cecil County’s growth area and access to nearby planned business parks, or the Mountain Hill Service Area, and also provided Artesian Water Maryland the opportunity to serve future customers in the Principio Business Park, as well as the proposed 660 home residential development of Charlestown Crossing and the surrounding area.  We currently serve three commercial accounts in the Principio Business Park, located within Cecil County’s designated growth corridor.  On June 4, 2009, the Maryland Public Service Commission, or MDPSC, approved installation of a water main to serve residents of Whitaker Woods, an existing 172 home development located adjacent to the Mountain Hill Service Area.  As of December 31, 2009, 25 homes in Whitaker Woods were receiving water service.  On September 9, 2009, the MDPSC approved Artesian Water Maryland’s request to construct a water system to serve the first phase, consisting of 71 homes, in the Charlestown Crossing housing development.

In addition, Artesian Maryland has entered into the following agreements to further expand our service capabilities:

➢
Cecil County Agreement - In October 2008, Artesian Water Maryland signed an agreement, or the Cecil County Purchase Agreement, to purchase from Cecil County all of Cecil County’s rights, title and interest in and to the Meadowview, Pine Hills, Harbourview and the Route 7 water facilities and the associated parcels of real property, easement rights and water transmission and distribution systems at a price equal to the net asset value of the purchased assets, which was approximately $2.2 million as of June 30, 2008, and assume certain liabilities at closing.  This sum may be paid in cash at closing or, upon mutual agreement, by a note payable to Cecil County.  In response to the Cecil County Purchase Agreement, the Appleton Regional Community Alliance, or Appleton Alliance, filed a petition with The Circuit Court of Cecil County, Maryland, or Circuit Court, in opposition to the transactions, which has delayed the closing.  The Circuit Court decided in favor of Cecil County on July 24, 2009.  On August 19, 2009, the Appleton Alliance filed an appeal of the Circuit Court’s decision with the Maryland Court of Special Appeals.  Upon the request of Cecil County, which was not opposed by the Appleton Alliance, the matter has been moved to the state’s highest Court of Appeals and is scheduled for hearing in June 2010.  Closing on this transaction is also subject to the approval of the MDPSC.  The Cecil County Purchase Agreement may be terminated by either party, subject to certain exceptions, in the event of uncured breach by the other party, or if the closing has not occurred by December 31, 2009.  Upon the mutual agreement of the parties, the closing date has been extended to December 31, 2010 pending a final judicial determination on the Appleton Alliance petition.

➢
Town of Port Deposit - In December 2009, Artesian Water Maryland signed an agreement, or the Port Deposit Purchase Agreement, to purchase from the Town of Port Deposit, or Port Deposit, all of Port Deposit’s assets used in providing potable water and water distribution and water meter services, or the Facilities, to the town.  At the closing, Artesian Water Maryland will pay to Port Deposit $250,000, less an initial $25,000 deposit that was paid at the time of signing and any fees owed to Artesian Utility for operating the plant and equipment prior to closing.  Artesian Water Maryland will also deliver a promissory note in the amount of $800,000, or the Promissory Note, payable in four equal annual installments starting on the first day of July following the closing and will be secured by the assets purchased under the Port Deposit Purchase Agreement and guaranteed by Artesian Resources.  In addition, at the closing Artesian Water Maryland has agreed to assume Port Deposit’s $220,000 loan from the Maryland Water Quality Financing Administration, or MWQFA, either through the assumption of the loan agreement or through the execution of a promissory note to Port Deposit or the Second Promissory Note, based on the approval of the MWQFA.  The Second Promissory Note, if applicable, will be secured by the purchased assets and guaranteed by Artesian Resources.  Closing of this transaction is subject to the satisfaction of a number of closing conditions, including, among other matters, the completion of Artesian Resources’ due diligence, the approval of the MDPSC, and approval of a franchise agreement from Cecil County.  Closing on this transaction is expected to occur by May 31, 2010.  However, if regulatory approvals have not been obtained by May 31, 2010, this date will be extended to a date a mutually agreed by the parties.  The existing water system subject to the Port Deposit Purchase Agreement serves approximately 280 customers and includes a water treatment facility with a capacity of up to approximately 500,000 gallons per day and a 500,000 gallon ground storage tank.  The existing water system also has a water appropriation permit for withdrawals of up to 700,000 gallons per day from the Susquehanna River.

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

Artesian Wastewater

Artesian Wastewater is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company.  Artesian Wastewater currently owns and operates five wastewater treatment facilities, which are capable of treating approximately 750,000 gallons per day and can be expanded to treat approximately 1.6 million gallons per day, or mgd.  Artesian Wastewater currently provides wastewater service to eight communities in Sussex County.  As of December 31, 2009, Artesian Wastewater provided wastewater services to 729 residential customers.

The preliminary engineering and design work was completed on a regional wastewater treatment and disposal facility that could provide service for up to 40,000 homes, or equivalencies, in the northern Sussex County area.  This facility is strategically situated to provide service to the growing population in the Georgetown, Ellendale and Milton area, as well as to neighboring municipal systems.  This facility was granted conditional use approval by Sussex County Council to serve the Elizabethtown subdivision of approximately 4,000 homes and 439,000 square feet of proposed commercial space, as well as seven additional projects comprising approximately 3,000 residential units.  The facility will also be capable of offering wastewater services to local municipalities.  Artesian Utility signed an agreement on June 30, 2008 with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC, for the design, construction and operation of this facility.  Once constructed, it will be operated by Artesian Wastewater.

In July 2008, Artesian Wastewater and the Town of Georgetown, or Georgetown, finalized a wastewater service agreement establishing a long term arrangement that will meet the future wastewater treatment and disposal needs in Georgetown’s growth and annexation areas.  Artesian Wastewater will provide up to 1 mgd of wastewater capacity for the town over the next 10 years.

Artesian Wastewater Maryland

Artesian Wastewater Maryland was incorporated on June 3, 2008 specifically for the purpose of executing the purchase agreements described below in order to provide regulated wastewater services in the State of Maryland.

➢
Meadowview Wastewater Facility - In October 2008, Artesian Wastewater Maryland signed an agreement, or the Meadowview Agreement, to purchase the Meadowview Wastewater Facility and the Highlands Wastewater Facility and the associated parcels of real property, easement rights and wastewater collection systems with respect to each facility from Cecil County at a price equal to the net asset value of the purchased assets, which was approximately $7.8 million as of June 30, 2008, and assume certain liabilities at closing.  The majority of the purchase price shall be paid by Artesian Wastewater Maryland’s assumption of $7.2 million due by Cecil County under a tax-exempt Cecil County Sanitary District Bond, Series 2004B, or the Bond.  In the event that the net asset value of the purchased assets as of the closing exceeds the amount due under the Bond, then the positive difference (if any) shall be paid by Artesian Wastewater Maryland to Cecil County in cash at closing or, upon mutual agreement, by a note payable to Cecil County.

➢
Cherry Hill and Harbourview Wastewater Facilities - In October 2008, Artesian Wastewater Maryland signed an agreement, or the Cherry Hill Agreement, to purchase the Cherry Hill Wastewater Facility and the Harbourview Wastewater Facility and the associated parcels of real property, easement rights and wastewater collection systems with respect to each facility from Cecil County at a price equal to the net asset value of the purchased assets, which was approximately $3.8 million as of June 30, 2008, and assume certain liabilities at closing.  Cecil County shall immediately upon receipt of such payment, pay to its creditors an amount sufficient to pay all indebtedness of Cecil County in respect of the Cherry Hill and Harbourview Wastewater facilities, or the Indebtedness.  If the amount of the purchase price under the Cherry Hill Agreement is less than the Indebtedness, Cecil County will out of its own funds any amount sufficient to pay and discharge in full the Indebtedness in excess of the purchase price. If the purchase price exceeds the amount of Indebtedness, the positive difference will be paid by Artesian Wastewater Maryland and may be financed through a note payable to Cecil County.

These asset purchase agreements with Cecil County are also subject to the petition filed by the Appleton Alliance described in the Artesian Water Maryland section above.  As a result, closing will be delayed until the final judicial determination on the Appleton Alliance petition.  Closing on these transactions is also subject to the approval of the MDPSC.  Under each of the agreements, either party may terminate such agreement, subject to certain exceptions, in the event of uncured breach by the other party, or if the closing has not occurred by December 31, 2009.  Upon the mutual agreement of the parties, the closing date has been extended to December 31, 2010 pending a final judicial determination regarding the Appleton Alliance petition.

Artesian Utility

Artesian Utility was formed in 1996.  It designs and builds water and wastewater infrastructure and provides contract water and wastewater services on the Delmarva Peninsula.  Artesian Utility also evaluates land parcels, provides recommendations to developers on the size of water or wastewater facilities and the type of technology that should be utilized for treatment at such facilities, and operates 26 water and wastewater facilities in Delaware, Maryland and Pennsylvania for others.  Artesian Utility also has several contracts with developers for design and construction of wastewater facilities within the Delmarva Peninsula, utilizing a number of different technologies for treatment of wastewater at each facility.

We currently operate several wastewater treatment facilities for the town of Middletown, in Southern New Castle County, or Middletown, under a 20-year contract that expires on February 1, 2021.  The facilities include a 2.5 mgd and a 250,000 gallon per day wastewater treatment station.  We also operate a wastewater disposal facility in Middletown in order to support the 2.5 mgd wastewater treatment station described above.

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

In connection with the Meadowview Agreement and the Cherry Hill Agreement described above, in March 2009, Artesian Utility signed an agreement with the Cecil County Public Works in Cecil County, Maryland to operate the Meadowview Wastewater and Highlands Wastewater treatment and disposal facilities until Artesian Wastewater Maryland’s purchase of the facilities is final.  This agreement also employs Artesian Utility to operate two water supply and treatment stations and two booster stations in Cecil County.  In addition, in connection with the Port Deposit Purchase Agreement, in March 2009 Artesian Utility signed an agreement with Port Deposit to operate and maintain a water system through August 2010, with three additional one-year renewal options, pending closing on the Port Deposit Purchase Agreement.

Artesian Development

Artesian Development owns an approximately six-acre parcel of land zoned for office buildings located immediately adjacent to our corporate headquarters and 2 nine-acre parcels of land located in Sussex County.

In October 2007, Artesian Development purchased the approximately eighteen acres of land noted above, located on Route 9, west of the City of Lewes in Sussex County, Delaware.  Artesian Development received a conditional use for this land from Sussex County to construct an office facility, as we continue to expand our operations in southern Delaware.  This conditional use also permits the construction of water treatment and wastewater facilities and elevated storage on the site to provide service to the area between Lewes and Georgetown, Delaware.  Once permits and approvals to construct the facilities are received, appropriate agreements with the utility affiliates of Artesian Development for its use will be developed.  In January 2008 we received the approved Soils Investigation Report and in July 2008 we received the approved Preliminary Groundwater Impact Assessment and Groundwater Mounding Analysis from the Delaware Department of Natural Resources and Environmental Control, or DNREC.  We submitted designs to DNREC, along with supplying additional information to increase the number of units approved to be served at the site from 400 units to approximately 1,900 units.  The permitting process is complete.  Additional groundwater studies are currently underway that are designed to improve the phasing and implementation of the systems operation in accordance with DNREC requirements.  We have current requests for service from four local developments.

Artesian Engineers

Artesian Engineers provides engineering services to developers for residential and commercial development.  On June 6, 2008, Artesian Engineers acquired all the assets of Meridian Architects and Engineers, or Meridian, a leading provider of engineering services in Delaware, for a purchase price of $130,000.  The acquisition included the assignment of certain current contract agreements to provide engineering services to developers and included services to be provided to Artesian Water.  This acquisition provided Artesian Resources with enhanced design and engineering capabilities that we believe have decreased our reliance on outside engineering firms for similar services.  In addition, we believe that Meridian’s ability to offer engineering services to design on-site water and wastewater systems for developers, as well as offsite wastewater collection systems in Sussex County, provides additional revenues that are not weather sensitive.

Other

Artesian Resources initiated a Water Service Line Protection Plan, or WSLP Plan, in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participants’ leaking water service lines up to an annual limit.  As of December 31, 2009, approximately 14,000, or 20.3%, of our 69,000 eligible water customers had signed up for the WSLP Plan.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers’ sewer lines.  This plan, the Sewer Service Line Protection Plan, or SSLP Plan, covers all parts, material and labor required to repair or replace participants’ leaking or clogged sewer lines up to an annual limit.  As of December 31, 2009, approximately 6,200, or 9.0%, of our 69,000 eligible customers had signed up for the SSLP Plan.

Regulatory Matters

Overview

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

Water and Wastewater Rates

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

Our water and wastewater utilities generate operating revenue from customers based on rates that are established by their respective state regulatory commissions through a rate-setting process that may include public hearings, evidentiary hearings and the submission by the utility of evidence and testimony in support of the requested level of rates.  In evaluating a rate case, state regulatory commissions typically focus on five areas: (i) the amount of investment in facilities considered “used and useful” in providing public service; (ii) the operating and maintenance costs and taxes associated with providing the service (typically by making reference to a representative 12-month period of time, known as a test year); (iii) the appropriate rate of return; (iv) the tariff or rate design that allocates operating revenue requirements equitably across the customer base; and (v) the quality of service the utility provides, including issues raised by customers.

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

In April 2008, Artesian Water filed a petition with the DEPSC to implement new rates to meet a requested increase in revenue of 28.8%, or approximately $14.2 million, on an annualized basis.  On July, 11, 2008, pursuant to the DEPSC’s minimum filing requirements, Artesian filed a supplemental filing with the DEPSC to update financial schedules for actual experience through March 31, 2008 and to reflect additional changes affecting the requested increase.  The overall result was a reduction to the requested increase in revenue of 1.5%, to 27.3% or approximately $13.5 million, on an annualized basis.

As permitted by law, on June 21, 2008, we placed temporary rates into effect, designed to generate an increase in annual operating revenue of approximately 5.0%, or $2.5 million on an annualized basis, until new rates were approved by the DEPSC.  Also pursuant to law, on December 17, 2008, we placed temporary rates into effect, designed to generate an additional increase in annual operating revenue of approximately 10% or $5.0 million on an annualized basis, given that the rate case had not been concluded in a seven month period.

In August 2009, Artesian Water, DEPSC, the Division of the Public Advocate and Christiana Care Health Services, Inc. entered into an agreement to settle Artesian Water’s April 2008 application for an increase in rates.  PSC Order No. 7657 was signed by the DEPSC on September 22, 2009, approving the settlement agreement, which made the existing 15% temporary increase in base rates permanent.  Since the rate was equal to the 15% temporary increase in rates charged to customers since December 17, 2008, Artesian Water was not required to refund any amounts to customers.  This settlement also included the agreement that Artesian Water will not apply for a further rate increase for an 18-month period from the date of the DEPSC’s order closing this application.  It was also agreed that the revenue recovered by Artesian Water pursuant to the settlement does not include any recovery of funds attributable to state income tax expense, as it is unlikely that any state income tax will be paid by Artesian Water during the rate effective period.

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

Service Territory Expansion

A Certificate of Public Convenience and Necessity, or CPCN, grants a water or wastewater company the exclusive right to serve all existing and new customers within a designated area.  The applicable state Public Service Commission has the authority to issue and revoke these CPCNs.  In this Form 10-K, we may refer to CPCNs as "franchises" or "service territories."

For a water company, the applicable state Public Service Commission may grant a CPCN under circumstances where there has been a determination that the water in the proposed service area does not meet the regulations governing drinking water standards of the State Division of Public Health for human consumption or where the supply is insufficient to meet the projected demand.  For a wastewater company, the applicable state Public Service Commission has jurisdiction over non-governmental wastewater utilities having fifty or more customers in the aggregate.  A CPCN for water and wastewater utilities shall be granted by the applicable state Public Service Commission to applicants in possession of one of the following:

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

CPCNs are not transferable.  A water or wastewater utility that has a CPCN must obtain the approval of the applicable state Public Service Commission to abandon a service territory.  Once a CPCN is granted to a water or wastewater utility, it may not be suspended or terminated unless the applicable state Public Service Commission determines in accordance with its rules and regulations that good cause exists for any such suspension or termination.  Although Artesian has been granted an exclusive franchise for each of its existing water and wastewater systems, its ability to expand service areas can be affected by the applicable Public Service Commission awarding franchises to other regulated water or wastewater utilities with whom we compete for such franchises.

On March 20, 2007, the DEPSC entered Order No. 7142 which re-opened Regulation Docket No. 51.  By this Order, the DEPSC proposed to repeal rules implemented in 2001 and replace them with new "Regulations Governing Certificates of Public Convenience and Necessity."  The proposed rules addressed the content of how notifications are sent to landowners, the definitions for the “Proposed Service Area,” and the requirement of the applying utility to certify that it will actually provide water services to a new proposed service territory within three years.  If water service is not provided within the three year time frame, the proposed rule provides a mechanism for the DEPSC to determine whether the utility should be able to retain the new CPCN.  In the March 2009 proceedings, the DEPSC recommended that a utility provide water service to a new proposed service territory within five years.  Under the revised proposal a landowner could request the opportunity to opt-out of the CPCN if service has not been provided within five years.  The utility would be entitled to a hearing before DEPSC on the opt-out request.  On March 2, 2010, the DEPSC reached decisions on these proposed rules.  They voted unanimously to not adopt any change regarding the proposed five-year opt out rule, but did approve changes to the definition of “Proposed Service Area.”  In the future, a Proposed Service Area will encompass either a single parcel or two or more contiguous parcels that will be provided water by the same system or main extension.

In Maryland, if we are seeking new franchise areas, we must first seek approval from the county government and this franchise area must be included in that county’s master water and sewer plan.  The authority to exercise these franchise areas must then be obtained from the MDPSC.  If utilities want to construct a new plant, approvals must be obtained from the Maryland Department of the Environment, the county government and the MDPSC.  Also, soil and erosion plans must be approved and easement agreements with affected parties must be obtained.  The MDPSC also approves rates and charges for service, acquisitions, mergers, issuance of securities and other matters.

In December 2008, the MDPSC approved an application for Artesian Water Maryland to construct a water system from the Delaware state line, interconnecting with the Artesian Water system, to the Town of Elkton.  The Town of Elkton agreed to take a minimum of 50,000 gallons per day and a maximum of 200,000 gallons per day.  At the Town of Elkton’s request, the maximum daily take may be raised to 1.5 mgd, with the minimum required take set at one quarter of the requested maximum level.  The Town of Elkton started taking water in July 2009.

On June 4, 2009, the MDPSC approved Artesian Water Maryland’s request to construct a water system to serve the 172 residents of the Whitaker Woods housing development located adjacent to the Mountain Hill Service Area.  This expanded franchise area was approved by the MDPSC in the Mountain Hill acquisition and is subject to the Mountain Hill tariff rates.  We began serving customers in this development in November 2009.  On September 9, 2009, the MDPSC approved Artesian Water Maryland’s request to construct a water system to serve 71 residents in the Charlestown Crossing housing development.  Construction is expected to be completed mid-year 2010.

In December 2009, Artesian Water Maryland applied for approval from the MDPSC to exercise a franchise to provide water service to the Town of Port Deposit.  This application also requested authority to finance the purchase of water system facilities, and to establish water service rates.  We expect a decision mid-year 2010.

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

Under Delaware state laws and regulations, we are required to file applications with DNREC, for water allocation permits for each of our operating wells pumping greater than 50,000 gallons per day.  We have 118 operating and 56 observation and monitoring wells in our systems.  At December 31, 2009, we had allocation permits for 82 wells, permit applications pending for 13 wells, and 23 wells that do not require a permit.  Our access to aquifers within our service territory is not exclusive.  Water allocation permits control the amount of water that can be drawn from water resources and are granted with specific restrictions on water level draw down limits, annual, monthly and daily pumpage limits, and well field allocation pumpage limits.  We are also subject to water allocation regulations that control the amount of water that we can draw from water sources.  As a result, if new or more restrictive water allocation regulations are imposed, they could have an adverse effect on our ability to supply the demands of our customers, and in turn, our water supply revenues and results of operations.  Our ability to supply the demands of our customers historically has not been affected by private usage of the aquifers by landowners or the limits imposed by the state of Delaware.  Because of the extensive regulatory requirements relating to the withdrawal of any significant amounts of water from the aquifers, we believe that third party usage of the aquifers within our service territory will not interfere with our ability to meet the present and future demands of our customers.

In 2003, legislation was enacted in Delaware requiring all water utilities serving within northern New Castle County, Delaware to certify by July 2006, and each three years thereafter, that they have sufficient sources of self-supply to serve their respective systems.  On June 30, 2006, Artesian Water filed our certification related to the adequacy of our water supply through 2009.  After completion of their review, on July 24, 2007, the DEPSC accepted our certification of sufficient water supply.  As required, we filed a new certification of self-sufficiency with the DEPSC on June 30, 2009, for the period through 2012.  We expect final review by the DEPSC by the second quarter of 2010.

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

The MDE ensures that water quality and quantity at all public water systems in Maryland meet the needs of the public and are in compliance with federal and state regulations.  The MDE also ensures that public drinking water systems provide safe and adequate water to all current and future users in Maryland, and that appropriate usage, planning, and conservation policies are implemented for Maryland’s water resources.  The MDE oversees the development of Source Water Assessments for water supplies, and issues water appropriation permits for public drinking water systems.  In order to appropriate water for municipal, commercial, industrial or other non-domestic uses, a Water Appropriation Permit must be obtained.  Issuance of the permit involves evaluating the needs of the user and the potential impact of the withdrawal on neighboring users and the water source in order to maximize beneficial use of the water of the State of Maryland.  Permits for large appropriations often involve conducting pump tests to measure adequacy of an aquifer and safe yield of a well, or reviewing stream flow records to determine the adequacy of a surface water source.  Regulations were finalized in 1999 that require all new community water systems to have sufficient technical, managerial and financial capacity to provide safe drinking water to their consumers prior to being issued a Construction Permit.  Also, in 2007, capacity management guidance was finalized.  Capacity limiting factors can include, source capacity, treatment capacity and appropriation permit quantity.  As of December 31, 2009, we have 5 wells that pump groundwater to 2 separate water treatment facilities located in Cecil County, Maryland.

The Clean Water Act has established the foundation for wastewater discharge control in the United States.  The Clean Water Act established a control program for ensuring that communities have clean water by regulating the release of contaminants into waterways.  Permits that limit the amounts of pollutants discharged are required of all wastewater dischargers under the National Pollutant Discharge Elimination System permit program.  The Clean Water Act also requires that wastewater treatment plant discharges meet a minimum of secondary treatment.  The secondary treatment process can remove up to 90% of the organic matter in wastewater.  Over 30% of the nation’s wastewater treatment facilities produce cleaner discharges by providing even greater levels of treatment.  We operate environmentally friendly wastewater systems that meet all requirements of federal, state and local standards.

Other Regulatory Matters

Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge or DSIC.  This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility’s overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied can not exceed 5% within any 12-month period.  In December 2007, Artesian Water filed an application with the DEPSC for approval to collect a 0.46% increase, effective January 1, 2008, to recover the costs of eligible non-revenue producing improvements made since the last rate increase in 2006.  The DEPSC approved the DSIC effective January 1, 2008 subject to audit at a later date.  During 2008, we earned approximately $99,000 in DSIC revenue.  On June 21, 2008, the Company discontinued the collection of DSIC pursuant to Delaware law which requires the Company to discontinue a DSIC when new base rates are put into effect.  We did not have DSIC in effect during 2009.  In November 2009, Artesian Water filed an application with the DEPSC for approval to collect a 0.34% increase, an estimated $92,500, effective January 1, 2010.  This will recover the costs of eligible non-revenue producing improvements made since the last rate increase in 2008.  The DEPSC approved the DSIC effective January 1, 2010 subject to audit at a later date.

On April 10, 2006, the DEPSC made effective new rules under Regulation Docket 15 that govern the terms and conditions under which water utilities require advances or contributions from customers or developers.  These regulations require that developers pay for all water facilities within a new development, with such funding recorded as contributions in aid of construction by the water utility.  In addition, the utility is required to receive a contribution in aid of construction of $1,500 for each new residential connection to its system towards the cost of water supply, treatment and storage facilities.  These regulations further require developers to fully pay for facilities to serve satellite systems.  These required contributions are intended to place a greater burden upon new customers to pay for the cost of facilities required to serve them.  On February 12, 2010, we filed the first of three required annual reports with the DEPSC, in order to demonstrate our compliance with Regulation Docket 15.

Sources of Water

We derive about 95% of our self-supplied groundwater from wells located in the Atlantic Coastal Plain.  The remaining 5% comes from wells in the Piedmont Province.  We use a variety of treatment methods, including aeration, pH adjustment, chlorination, fluoridation, arsenic removal, nitrate removal and iron removal, to meet federal, state and local water quality standards.  Additionally, a corrosion inhibitor is added to all of our self-supplied groundwater and most of the supply from interconnections.  We have 56 different water treatment facilities in our Delaware systems.  All water supplies that we purchase from neighboring utilities are potable.  Based on our experience, we believe that the costs of treating groundwater are significantly lower than those of treating surface water.

Our primary sources of water are our wells that pump groundwater from aquifers and other formations.  To supplement our groundwater supply, we purchase surface water through interconnections only in the northern service area of our New Castle County, Delaware system.  The purchased surface water is blended with our groundwater supply for distribution to our customers.  Nearly 85% of the overall 7.1 billion gallons of water we distributed in all of our Delaware systems during 2009 came from our groundwater wells, while the remaining 15% came from interconnections with other utilities and municipalities.  During 2009, our average rate of water pumped was approximately 16.4 million gallons per day, or mgd, from our groundwater wells and approximately 3.0 mgd was supplied from interconnections.  Our peak water supply capacity currently is approximately 59.0 mgd.  We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

Interconnections and Storage

Most of our New Castle County, Delaware water system is interconnected.  In the remainder of the State of Delaware, we have several satellite systems that have not yet been connected by transmission and distribution facilities.  We intend to join these systems into larger integrated regional systems through the construction of a transmission and distribution network as development continues and our expansion efforts provide us with contiguous exclusive service territories.  In Maryland, we have an interconnection that connects with the Artesian Water system from the Delaware state line to the Town of Elkton, providing up to 1.5 mgd.

We have 20 interconnections with 2 neighboring water utilities and 5 municipalities that provide us with the ability to purchase or sell water.  An interconnection agreement with the Chester Water Authority has a "take or pay" clause requiring us to purchase 1.095 billion gallons annually.  During the fiscal year ended December 31, 2009, we used the minimum draw under this agreement.  The Chester Water Authority agreement, which expires December 31, 2021, provides for the right to extend the term of this agreement through and including December 31, 2047, at our option, subject to the approval of the Susquehanna River Basin Commission.  All of the interconnections provide Artesian Water the ability to sell water to neighboring water utilities or municipalities.

As of December 31, 2009, we were serving customers through approximately 1,124 miles of transmission and distribution mains.  Mains range in diameter from two inches to twenty-four inches, and most of the mains are made of ductile iron or cast iron.  We supply public fire protection service through approximately 5,286 hydrants installed throughout our service territories.

We have 29 storage tanks in Delaware, most of which are elevated, providing total system storage of 42 million gallons.  We have developed and are using an Aquifer Storage and Recovery, or ASR, system in New Castle County Delaware.  Our ASR system provides approximately 130 million gallons of storage capacity, which can be withdrawn at a rate of approximately 1 mgd.  At some locations, we rely on hydropneumatic tanks to maintain adequate system pressures.  Where possible, we combine our smaller satellite systems with systems having elevated storage facilities.  In Cecil County, Maryland we have 2 elevated storage tanks capable of storing approximately 0.6 million gallons.

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

Competition

Our business in our franchised service areas is substantially free from direct competition with other public utilities, municipalities and other entities.  However, our ability to provide additional water and wastewater services is subject to competition from other public utilities, municipalities and other entities. Even though our regulated utilities have been granted an exclusive franchise for each of our existing community water and wastewater systems, our ability to expand service areas can be affected by the DEPSC, the MDPSC or the PAPUC, awarding franchises to other regulated water or wastewater utilities with whom we compete for such franchises.

Employees

The Company has no collective bargaining agreements with any of its employees, and its work force is not union organized or union represented.  As of December 31, 2009, we employed 226 full-time and 9 part-time employees.  Of these employees, 19 were officers and managers; 141 were employed as operations personnel, including engineers, technicians, draftsman, maintenance and repair persons, meter readers and utility personnel; and 60 were employed in the accounting, budgeting, information systems, human resources, customer relations and public relations.  The remaining 15 employees were administrative personnel.  In addition, we have 12 employees that accepted continued employment with the Company after the Meridian acquisition in June 2008.  We believe that our employee relations are good.

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

We file rate increase requests, from time to time, to recover our investments in utility plant and expenses.  Once a rate increase petition is filed with a Public Service Commission, the ensuing administrative and hearing process may be lengthy and costly.  We can provide no assurances that any future rate increase request will be approved by the DEPSC, MDPSC or PAPUC, and if approved, we cannot guarantee that these rate increases will be granted in a timely manner and/or will be sufficient in amount to cover the investments and expenses for which we initially sought the rate increase.

Our business is subject to seasonal fluctuations, which could affect demand for our water service and our revenues.

Demand for water during warmer months is generally greater than during cooler months primarily due to additional customer requirements in irrigation systems, swimming pools, cooling systems and other outside water use.  In the event that temperatures during typically warmer months are cooler than normal, or when rainfall is more than normal, the demand for our water may decrease and adversely affect our revenues.

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

We are subject to risks associated with the collection, treatment and disposal of wastewater.

Wastewater collection, treatment and disposal involve various unique risks.  If collection or treatment systems fail, overflow, or do not operate properly, untreated wastewater or other contaminants could spill onto nearby properties or into nearby streams and rivers, causing damage to persons or property, injury to aquatic life and economic damages, which may not be recoverable in fees.  This risk is most acute during periods of substantial rainfall or flooding, which are common causes of sewer overflow and system failure.  Liabilities resulting from such damages and injuries could materially and adversely affect the Company’s results of operations and financial condition.

Turnover in our management team could have an adverse impact on our business or the financial market’s perception of our ability to continue to grow.

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

Our ability to continue our expansion efforts and fund our utility construction and maintenance program depends on the availability of adequate capital.  There is no guarantee that we will be able to obtain sufficient capital in the future on favorable terms and conditions for expansion, construction and maintenance.  Recent economic conditions and disruptions have caused substantial volatility in capital markets, including credit markets and the banking industry and have increased the cost and significantly reduced the availability of credit from financing sources, which may continue or worsen in the future.  In the event our lines of credit are not extended or we are unable to refinance our first mortgage bonds when due and the borrowings are called for payment, we will have to seek alternative financing sources, although there can be no assurance that these alternative financing sources will be available on terms acceptable to us.  In the event we are unable to obtain sufficient capital, our expansion efforts could be curtailed, which may affect our growth and may affect our future results of operations.

General economic conditions may materially and adversely affect our financial condition and results of operations.

A general economic downturn such as the one the U.S. economy recently experienced may lead to a number of impacts on our business that may materially and adversely affect our financial condition and results of operations.  Such impacts may include a reduction in discretionary and recreational water use by our residential water customers, particularly during the summer months; a decline in usage by industrial and commercial customers as a result of decreased business activity and commerce in our customers’ businesses; an increased incidence of customers’ inability, bankruptcy or delay in paying their bills which may lead to higher bad debt expense and reduced cash flow; and a lower natural customer growth rate may result as compared to what had been experienced before the economic downturn due to a decline in new housing starts and a possible slight decline in the number of active customers due to housing vacancies or abandonments.

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

We are dependent on the continuous and reliable operation of our information technology systems.

We rely on our information technology systems in connection with the operation of our business, specifically with respect to customer service and billing, managing construction projects, managing our financial records, tracking assets, remotely monitoring some of our plants and facilities and managing human resources, inventory and accounts receivable collections.  A loss of these systems or major problems with the operation of these systems could affect our operations and have a significant material adverse effect on our results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. - PROPERTIES

Our corporate headquarters are located at 664 Churchmans Road, Newark, Delaware and are owned by Artesian Water.

Artesian Development owns approximately 6 acres of land in New Castle County, Delaware zoned for office development and approximately 18 acres of land in Sussex County, Delaware for an office facility, water and wastewater treatment facilities and elevated water storage.

On June 30, 2008, Artesian Utility entered into an agreement with NSRWRC for the design, construction and operation of a wastewater treatment facility to be located in Sussex County Delaware.  Pursuant to the terms of the June 2008 agreement between Artesian Utility and NSRWRC, NSRWRC purchased a 75 acre parcel of land for $5 million using the proceeds from a $10 million construction loan.  The construction loan is secured by the land and guaranteed by Artesian Resources.  NSRWRC is financially responsible for designing and building a treatment facility on this parcel of land and once constructed, this treatment facility will be operated by Artesian Wastewater.

Artesian Water owns land, transmission and distribution mains, pump facilities, treatment plants, storage tanks, meters, vehicles, land, easements and related equipment and facilities throughout Delaware, of which the majority is used for utility operations.  Artesian Water Pennsylvania owns transmission and distribution mains. Artesian Water Maryland owns land, transmission and distribution mains, pump facilities and storage tanks.  Artesian Wastewater owns treatment, disposal plants collection mains and lift stations.  The following table indicates our utility plant as of December 31, 2009.

Utility plant comprises:
In thousands
	Estimated Useful Life
	(In Years)	2009
Utility plant at original cost
Utility plant in service-Water
Intangible plant	---	$140
Source of supply plant	45-85	16,327
Pumping and water treatment plant	35-62	55,995
Transmission and distribution plant
Mains	81	175,164
Services	39	28,533
Storage tanks	76	22,237
Meters	26	14,766
Hydrants	60	9,283
General plant	3-31	43,716

Utility plant in service-Wastewater
Treatment and Disposal Plant	35-62	11,495
Collection Mains and Lift Stations	81	4,575
General plant	3-31	929

Property held for future use	---	1,932
Construction work in progress	---	6,457
		391,549
Less – accumulated depreciation		64,650
		$326,899

In aggregate, we own land, rights-of-way and easements totaling approximately 722 acres.  Substantially all of Artesian Water's utility plant, except the utility plant in the town of Townsend, Delaware, is pledged as security for First Mortgage Securities.  As of December 31, 2009, no other utility plant has been pledged as security for loans.

We believe that our properties are generally maintained in good condition and in accordance with current standards of good water and wastewater works industry practice.  We believe that all of our existing facilities adequately meet current necessary production capacities and current levels of utilization.

ITEM 3. – LEGAL PROCEEDINGS

There are no material legal proceedings pending at this time to which we or any of our subsidiaries is a party or to which any of our properties is the subject that are material or are expected to have a material effect on our financial position, results of operations or cash flows.

ITEM 4. - [RESERVED]

PART II

ITEM 5. - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for the Company’s Common Equity
Artesian Resources' Class A Non-Voting Common Stock, or Class A Stock, is listed on NASDAQ Global Select Market and trades under the symbol "ARTNA."  On March 2, 2010, the last closing sale price as reported by the NASDAQ Global Select Market was $18.01 per share.  On March 2, 2010, there were 810 holders of record of the Class A Stock.  The following table sets forth, for the periods indicated, the high and low closing sale prices for the Class A Stock as reported by NASDAQ Global Select Market and the cash dividends declared per share.

CLASS A NON-VOTING COMMON STOCK

		High	Low	Dividend Per Share
2008
	First Quarter	$19.24	$18.05	$0.17
	Second Quarter	19.00	18.00	0.18
	Third Quarter	18.50	16.61	0.18
	Fourth Quarter	16.84	13.95	0.18

2009
	First Quarter	$16.19	$12.95	$0.18
	Second Quarter	16.44	13.90	0.18
	Third Quarter	17.83	16.06	0.18
	Fourth Quarter	18.61	15.65	0.19

Our Class B Voting Stock, or Class B Stock, is quoted on the OTC Bulletin Board under the symbol "ARTNB.OB."  There has been a limited and sporadic public trading market for the Class B Stock.  As of March 2, 2010, the last reported trade of the Class B Stock on the OTC Bulletin Board was at a price of $18.00 per share on February 17, 2010.  As of March 2, 2010, we had 179 holders of record of the Class B Stock.  The Class B shares are paid the same dividend as the Class A shares noted in the table above.

Recent Sales of Unregistered Securities
During the quarter ended December 31, 2009, we did not issue any unregistered shares of our Class A or Class B Stock.

Equity Compensation Plan Information
The following table provides information on the shares of our Class A Stock that may be issued upon exercise of outstanding stock options as of December 31, 2009 under the Company’s stockholder approved stock plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by security holders	497,889	$15.91	500,250

Equity compensation plans not approved by security holders	---	---	---

Total	497,889		500,250

The following graph compares the percentage change in cumulative shareholder return on the Company’s Class A common stock with the Standard & Poor’s 500 Stock Index and Peer Group (as defined below) since December 2004 (assuming a $100 investment on December 31, 2004, and the reinvestment of any dividends):

		INDEXED RETURNS
	Base Period	Years Ending December 31
Company Name / Index	2004	2005	2006	2007	2008	2009
Artesian Resources Corporation	100	108.38	111.39	110.82	96.97	116.85
S&P 500 Index	100	104.91	121.48	128.16	80.74	102.11
Peer Group	100	131.54	131.76	126.47	122.05	121.60

The Peer Group includes American States Water Company, American Water Works Company, Inc., Aqua America, Inc., California Water Service Group, Connecticut Water Service, Inc., Middlesex Water Company, Pennichuck Corporation, SJW Corporation, Southwest Water Company, and York Water Company.

ITEM 6. - SELECTED FINANCIAL DATA

The selected statement of operations and balance sheet data shown below were derived from our consolidated financial statements. The consolidated statement of operations data for the years ended December 31, 2009, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009 and 2008 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K.  The consolidated statement of operations data for the years ended December 31, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 have been derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K.  You should read this selected financial data together with our consolidated financial statements and related notes, as well as the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In thousands, except per share and operating data	2009	2008	2007	2006	2005

STATEMENT OF OPERATIONS DATA

Operating revenues
Water sales	$53,871	$50,101	$48,461	$44,272	$41,638
Other utility operating revenue	2,208	2,019	1,699	1,268	1,073
Non-utility operating revenue	4,833	4,065	2,364	1,725	2,574
Sale of land	---	---	---	1,322	---
Total operating revenues	$60,912	$56,185	$52,524	$48,587	$45,285

Operating expenses
Operating and maintenance	$32,368	$30,871	$28,594	$25,733	$24,543
Depreciation and amortization	6,556	5,782	5,162	4,610	4,365
State and federal income taxes	4,860	4,427	4,134	3,887	3,347
Property and other taxes	3,483	3,199	2,868	2,562	2,389
Total operating expenses	$47,267	$44,279	$40,758	$36,792	$34,644

Operating income	$13,645	$11,906	$11,766	$11,795	$10,641
Other income, net	835	1,125	802	613	515
Total income before interest charges	$14,480	$13,031	$12,568	$12,408	$11,156

Interest charges	$7,218	$6,613	$6,305	$6,337	$6,121

Net income	$7,262	$6,418	$6,263	$6,071	$5,035
Dividends on preferred stock	---	---	---	---	---
Net income applicable to common stock	$7,262	$6,418	$6,263	$6,071	$5,035

Net income per share of common stock:
Basic	$0.97	$0.87	$0.92	$1.00	$0.84
Diluted	$0.97	$0.86	$0.90	$0.97	$0.81

Avg. shares of common stock outstanding
Basic	7,454	7,353	6,787	6,055	5,984
Diluted	7,512	7,427	6,936	6,235	6,182
Cash dividends per share of common stock	$0.72	$0.71	$0.66	$0.61	$0.58

BALANCE SHEET DATA
Utility plant, at original cost
less accumulated depreciation	$326,899	$318,243	$272,396	$253,182	$227,566
Total assets	$358,895	$348,706	$294,589	$269,360	$243,854
Lines of credit	$25,123	$20,286	$898	$7,906	$1,786
Long-term obligations and
redeemable preferred stock,
including current portions	$107,555	$109,071	$92,073	$92,383	$92,680
Stockholders’ equity	$91,174	$87,794	$85,132	$61,800	$57,813
Total capitalization	$197,199	$195,349	$176,889	$153,873	$150,192

OPERATING DATA
Average water sales per customer	$701	$661	$645	$600	$575
Water pumped (millions of gallons)	7,063	7,526	7,755	7,608	7,468
Number of metered customers	76,900	75,800	75,149	73,814	72,383
Miles of water main	1,124	1,112	1,086	1,051	1,001

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our profitability is primarily attributable to the sale of water by Artesian Water.  Gross water sales in Artesian Water comprise 88.3% of total operating revenues, the amount of which is subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  In 2009, demand for water declined due to the effects of an unusually wet weather pattern, thereby reducing the effect of the rate increases.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives.

While water sales revenues are our primary source of revenues, we continue to seek growth opportunities to provide wastewater service in Delaware, Maryland and the surrounding areas.  We also continue to explore and develop relationships with developers and municipalities in order to increase revenues from contract water and wastewater operations, wastewater management services and design and construction services.  Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.  We plan to continue developing and expanding our contract operations and other services in a manner that complements our growth in water service to new customers.  Our anticipated growth in these areas is subject to changes in residential and commercial construction, which may be affected by interest rates, inflation and general housing and economic market conditions.  As a result of the general economic downturn, we may not be able to increase our contract operations and other services at the rate we had previously expected.  We will continue to focus attention on expanding our contract operations opportunities with municipalities and private water providers in Delaware and surrounding areas.

Water Division

Overview

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Gross water sales in Artesian Water, our largest operating subsidiary, accounted for approximately 88.3% of our total operating revenues in 2009 and serves approximately 31% of Delaware’s total population.  Increases in the number of customers served contributed to increases in our operating revenue.  As of December 31, 2009, we had approximately 76,900 metered water customers in Delaware, an increase of approximately 1,000 compared to December 31, 2008, while the number of metered customers in Maryland and Pennsylvania remained consistent with 2008.

2009 Operational Highlights

Rate Case Settlement

In August 2009, Artesian Water, DEPSC, the Division of the Public Advocate and Christiana Care Health Services, Inc. entered into an agreement to settle Artesian Water’s April 2008 application for an increase in rates.  PSC Order No. 7657 was signed by the DEPSC on September 22, 2009, approving the settlement agreement, which made the existing 15% temporary increase in base rates permanent.  Since the rate was equal to the 15% temporary increase in rates charged to customers since December 17, 2008, Artesian Water was not required to refund any amounts to customers.  This settlement also included the agreement that Artesian Water will not apply for a further rate increase for an 18-month period from the date of the DEPSC’s order closing this application.  It was also agreed that the revenue recovered by the Company pursuant to the settlement does not include any recovery of funds attributable to state income tax expense, as it is unlikely that any state income tax will be paid by Artesian Water during the rate effective period.

Other Highlights

In December 2009, Artesian Water Maryland signed an agreement, or the Port of Deposit Purchase Agreement, to purchase from the Town of Port Deposit, or Port Deposit, all of Port Deposit’s assets used in providing potable water and water distribution and water meter services to the town. The closing of this transaction is subject the satisfaction of a number of closing conditions, among other matters, the completion of Artesian Resources’ due diligence, the approval of the MDPSC, and the approval of a franchise agreement from Cecil County.  In December 2009, Artesian Water Maryland applied for approval from the MDPSC to exercise a franchise to provide water service to the town.  This application also requested authority to finance the purchase of water system facilities and to establish water service rates.  We expect a decision mid-year 2010.

In October 2008, Artesian Water Maryland signed an agreement with Cecil County to purchase four water facilities.  In opposition of Cecil County’s sale of the water facilities, the Appleton Regional Community Alliance, or Appleton Alliance, filed a petition with The Circuit Court of Cecil County, Maryland, or Circuit Court, challenging the proposed transfer of certain Cecil County property and assets to Artesian, delaying the closing of this transaction until a final judicial determination is received.  The Circuit Court decided in favor of Cecil County on July 24, 2009.  On August 19, 2009, the Appleton Alliance filed an appeal of the Circuit Court’s decision with the Maryland Court of Special Appeals.  Upon the request of Cecil County, which was not opposed by the Appleton Alliance, the matter has been moved to the state’s highest Court of Appeals and is scheduled for hearing in June 2010. Closing on this transaction is also subject to the approval of the MDPSC.  Under each of the agreements, either party may terminate such agreement, subject to certain exceptions, in the event of uncured breach by the other party, or if the closing has not occurred by December 31, 2009.  Upon the mutual agreement of the parties, the closing date has been extended to December 31, 2010 pending a final judicial determination regarding the Appleton Alliance petition.

In December 2008, the MDPSC approved an application for Artesian Water Maryland to construct a water system from the Delaware state line, interconnecting with the Artesian Water system, to the Town of Elkton.  The Town of Elkton agreed to take a minimum of 50,000 gallons per day and a maximum of 200,000 gallons per day.  At the Town of Elkton’s request, the maximum daily take may be raised to 1.5 mgd, with the minimum required take set at one quarter of the requested maximum level.  The Town of Elkton started taking water in July 2009.

In June 2009, the MDPSC approved Artesian Water Maryland’s request to construct a water system to serve the 172 residents of the Whitaker Woods housing development located adjacent to the Mountain Hill Service Area.  This expanded franchise area was approved by the MDPSC in the Mountain Hill acquisition and is subject to the Mountain Hill tariff rates.  We began serving customers in this development in November 2009.  In September 2009, the MDPSC approved Artesian Water Maryland’s request to construct a water system to serve 71 residents in the Charlestown Crossing housing development.  Construction is expected to be completed mid-year 2010.

Wastewater Division

Overview

Artesian Wastewater owns wastewater infrastructure and began providing wastewater services in Delaware in July 2005.  As of December 31, 2009, we had approximately 730 wastewater customers in Delaware, an increase of approximately 100 compared to December 31, 2008.  Artesian Wastewater Maryland was incorporated on June 3, 2008 to provide regulated wastewater services in the State of Maryland pursuant to the purchase agreements described below.  Our wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.

2009 Operational Highlights

In October 2008, Artesian Wastewater Maryland signed two asset purchase agreements with Cecil County to purchase four wastewater facilities in Maryland.  These asset purchase agreements with Cecil County are also subject to the petition filed by the Appleton Alliance described above.  As a result, closing will be delayed until the final judicial determination on the Appleton Alliance petition.  Closing on these transactions is also subject to the approval of the MDPSC.  Under each of the agreements, either party may terminate such agreement, subject to certain exceptions, in the event of uncured breach by the other party, or if the closing has not occurred by December 31, 2009.  Upon the mutual agreement of the parties, the closing date has been extended to December 31, 2010 pending a final judicial determination regarding the Appleton Alliance petition.

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

Non-Regulated Division

Overview

Artesian Utility provides contract water and wastewater operation services to 25 private, municipal and governmental institutions.  Artesian Utility currently operates several wastewater treatment facilities for the town of Middletown, in Southern New Castle County, or Middletown, under a 20-year contract that expires on February 1, 2021.  The facilities include a 2.5 mgd and a 250,000 gallon per day wastewater treatment station.  We also operate a wastewater disposal facility in Middletown in order to support the 2.5 mgd wastewater facility described above.

Artesian Development owns an approximately six-acre parcel of land zoned for office buildings located immediately adjacent to our corporate headquarters and approximately eighteen acres of land, in Sussex County, on which an office facility, a water treatment plant and a wastewater facility may be constructed.

Artesian Engineers, previously known as Meridian, provides engineering services to developers for residential and commercial development.  The acquisition of Meridian in June 2008 included the assignment of certain current contract agreements to provide engineering services to developers and includes services to be provided to Artesian Water.

2009 Operational Highlights

In March 2009, Artesian Utility signed an agreement with the Cecil County Public Works in Cecil County, Maryland to operate the Meadowview Wastewater and Highlands Wastewater treatment and disposal facilities until Artesian Wastewater Maryland’s purchase of the facilities is closed.  This agreement also employs Artesian Utility to operate two water supply and treatment stations and two booster stations in Cecil County.

In March 2009 Artesian Utility signed an agreement with the Town of Port Deposit in Cecil County, Maryland to operate and maintain a water system through August 2009, with three additional one-year renewal options, pending closing on the water asset purchase agreement between Artesian Water Maryland and Port Deposit.

Strategic Direction

Our strategy is to significantly increase customer growth, revenues, earnings and dividends by expanding our water and wastewater services across the Delmarva Peninsula.  We remain focused on providing superior service to our customers and continuously seeking ways to improve our efficiency and performance.  By providing both water and wastewater services, we believe we are positioned as the primary resource for developers and communities throughout the Delmarva Peninsula seeking to fill both needs simultaneously.  We have a proven ability to acquire and integrate high growth, established entities, through which we have captured additional service territories that will serve as a base for future revenue.  With recent acquisitions, we have successfully integrated their operations, infrastructure, technology and employees.  We believe this experience presents a strong platform for further expansion and that our success to date also produces positive relationships and credibility with regulators, municipalities, developers and customers in both existing and prospective service areas.

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

We believe that Delaware's generally lower cost of living in the region, availability of development sites in relatively close proximity to the Atlantic Ocean in Sussex County, and attractive financing rates for construction and mortgages have resulted, and will continue to result, in increases to our customer base.  Substantial portions of Delaware are currently not served by a public water system, which could also assist in an increase to our customer base as systems are added.  According to the US Census Bureau, Delaware's population increased an estimated 13% from 2000 to 2009, as compared to the nationwide growth rate of approximately 9%.  General economic conditions, particularly in the housing market, resulted in a much lower rate of new customer additions than experienced in many years.

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

The general need for increased capital investment in wastewater systems is due to a combination of population growth, more protective water quality standards, and aging infrastructure.  Our capital investment plan for the next five years includes projects for wastewater treatment plant improvements and additions in both Delaware and Maryland.  Capital improvements are planned and budgeted to meet anticipated changes in regulations and needs for increased capacity related to projected growth.  The DEPSC and MDPSC have generally recognized the operating and capital costs associated with these improvements in setting wastewater rates for current customers and capacity charges for new customers.

In our non-regulated division, we are actively pursuing opportunities to expand our contract operations.  In Artesian Utility, we will seek to expand our contract design and construction services of water and wastewater facilities for developers, municipalities and other utilities and will continue to actively pursue water and wastewater operation contracts with municipalities across the Delmarva Peninsula.  Artesian Development owns eighteen acres of land, located in Sussex County, Delaware, which will allow for construction of an office facility, water treatment facility and wastewater treatment facility.  Artesian Engineers continues to provide engineering services to design on-site and off-site water and wastewater systems for developers.  Also, with the expansion efforts in our water and wastewater divisions, we believe Artesian Engineers will provide increased design and engineering services.

Protection Plans

In addition to services discussed above, Artesian Resources initiated a Water Service Line Protection Plan, or WSLP Plan, in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participants’ leaking water service lines up to an annual limit.  As of December 31, 2009, approximately 14,000, or 20.3%, of our 69,000 eligible water customers had signed up for the WSLP Plan.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers’ sewer lines.  This plan, the Sewer Service Line Protection Plan, or SSLP Plan, covers all parts, material and labor required to repair or replace participants’ leaking or clogged sewer lines up to an annual limit.  As of December 31, 2009, approximately 6,200, or 9.0%, of our 69,000 eligible customers had signed up for the SSLP Plan.

Inflation

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

We record water service revenue, including amounts billed to customers on a cycle basis and unbilled amounts, based upon estimated usage from the date of the last meter reading to the end of the accounting period.  As actual usage amounts are received, adjustments are made to the unbilled estimates in the next billing cycle based on the actual results.  Estimates are made on an individual customer basis, based on one of three methods (the previous year’s consumption in the same period, the previous billing period’s consumption, or trending) and are adjusted to reflect current changes in water demand on a system-wide basis.  While actual usage for individual customers may differ materially from the estimate, we believe the overall total estimate of consumption and revenue for the fiscal period will not differ materially from actual billed consumption, as the overall estimate has been adjusted to reflect any change in overall demand on the system for the period.

We record accounts receivable at the invoiced amounts.  The reserve for bad debts is the Company's best estimate of the amount of probable credit losses in our existing accounts receivable.  The Company reviews the reserve for bad debts on a quarterly basis.  Account balances are written off against the reserve when it is probable the receivable will not be recovered.

We review for impairment of our long-lived assets, including Utility Plant in Service, in accordance with the requirements of FASB ASC Topic 360.  We also review regulatory assets for the continued application of FASB ASC Topic 980.  Our review determines whether there have been changes in circumstances or events that have occurred that require adjustments to the carrying value of these assets.  In accordance with FASB ASC Topic 980, adjustments to the carrying value of these assets would be made in instances where the inclusion in the rate-making process is unlikely.

Our regulated utilities record deferred regulatory assets under FASB ASC Topic 980, which are costs that may be recovered over various lengths of time as prescribed by the DEPSC, MDPSC and PAPUC.  As the utility incurs certain costs, such as expenses related to rate case applications, a deferred regulatory asset is created.  Adjustments to these deferred regulatory assets are made when the DEPSC, MDPSC or PAPUC determines whether the expense is recoverable in rates, the length of time over which an expense is recoverable, or, because of changes in circumstances, whether a remaining balance of deferred expense is recoverable in rates charged to customers.  Adjustments to reflect changes in recoverability of certain deferred regulatory assets may have a material effect on our financial results.

Results of Operations

2009 Compared to 2008

Operating Revenues

Revenues totaled $60.9 million in 2009 and were 8.4% above revenues in 2008 of $56.2 million, which is partially due to an increase of $3.8 million, or 7.5% in total water sales revenue.  The increase in water sales revenue in Artesian Water reflects a 5% temporary rate increase effective June 21, 2008 and a 10% temporary rate increase effective December 17, 2008.  These temporary rate increases were made permanent on September 22, 2009, upon DEPSC approval of the rate settlement agreement.  However, per capita demand declined for the year ended December 31, 2009 in comparison to the same period a year ago, primarily due to the effects of an unusually wet summer weather pattern, thereby reducing the effect of the temporary rate increases.  We realized 88.4% of our total revenue in 2009 from the sale of water.  During 2008 we realized 89.2% of our total revenue from water sales.  Non-utility revenue totaled $4.8 million in 2009 as compared to $4.1 million in 2008.  This increase is attributable to an increase of $156,000 and $376,000, respectively, in water and wastewater Service Line Protection, “SLP,” Plan revenue earned by Artesian Resources.  The SLP Plans provide coverage for all material and labor required to repair or replace participants’ leaking water and leaking or clogged wastewater service lines up to an annual limit.  Non-utility revenue also increased approximately $164,000 in Artesian Engineers, which was acquired in June 2008, resulting in twelve months of revenue in 2009 versus seven months in 2008.  The increase in non-utility revenue also reflects increased contract revenues in Artesian Utility of approximately $72,000, primarily due to design and permitting services performed for a project in Middletown, Delaware and increased contract services performed for municipalities in Maryland.

Percentage of Operating Revenues
	2009	2008	2007
Water Sales
Residential	54.2	55.3	57.6
Commercial	21.3	21.4	22.3
Industrial	0.3	0.5	0.7
Government and Other	12.7	12.0	11.7
Other utility operating revenues	3.6	3.6	3.2
Non-utility operating revenues	7.9	7.2	4.5
Total	100.0	100.0	100.0

Residential

Residential water service revenues in 2009 amounted to $33.0 million, an increase of $2.0 million, or 6.3% over the $31.0 million recorded in 2008, primarily due to rate increases effective June 21, 2008 and December 17, 2008.  However, per capita demand declined for the year ended December 31, 2009 in comparison to the year ended December 31, 2008, primarily due to the effects of an unusually wet summer weather pattern, thereby reducing the effect of the rate increases.  The increase in 2009 follows an increase of $0.8 million, or 3.0%, in 2008.  The volume of water sold to residential customers decreased to 3,631 million gallons in 2009 compared to 3,935 million gallons in 2008, a 7.7% decrease, as a result of the unusually wet weather experienced in 2009.  The number of residential customers served increased by 1,087, or 1.5%, in 2009.

Commercial

Water service revenues from commercial customers in 2009 increased by 7.9%, from $12.0 million in 2008 to $13.0 million in 2009, primarily due to rate increases.  We sold 2,093 million gallons of water to commercial customers in 2009, a 5.0% decrease as compared to 2,202 million gallons sold in 2008.

Industrial

Water service revenues from industrial customers decreased by 31.9%, from $266,000 in 2008 to $181,000 in 2009.  The volume of water sold to industrial customers decreased by 51.5%, from 74 million gallons in 2008 to 36 million gallons in 2009, primarily as a result of decreased usage by an industrial customer that closed its facility mid-year 2009.

Government and Other

Government and other water service revenues in 2009 increased by 14.0%, from $6.7 million in 2008 to $7.7 million in 2009, primarily due to rate increases.  Consumption for government and other customers decreased slightly in 2009 compared to 2008.

Other Utility Operating Revenue

Other utility operating revenue, derived from contract operations, antenna leases on water tanks, finance/service charges and wastewater customer service revenues increased 9.4% in 2009, from $2.0 million in 2008 to $2.2 million in 2009.  The increase, approximately $189,000, is primarily the result of increased wastewater customer service revenues.

Non-Utility Operating Revenue

Non-utility operating revenue, derived from non-regulated water and wastewater operations, increased from $4.1 million in 2008 to $4.8 million in 2009.  This increase is attributable to an increase of $156,000 and $376,000, respectively, in water and wastewater SLP Plan revenue earned by Artesian Resources.  Non-utility revenue also increased approximately $164,000 in Artesian Engineers, which was acquired in June 2008, resulting in twelve months of revenue in 2009 versus seven months in 2008.  The increase in non-utility revenue also reflects increased contract revenues in Artesian Utility of approximately $72,000, primarily due to design and permitting services performed for a project in Middletown, Delaware and increased contract services performed for municipalities in Maryland.

Operating Expenses

Operating expenses, excluding depreciation and taxes, increased approximately $1.5 million, or 4.8%, to $32.4 million in 2009.  Payroll and benefits increased approximately $677,000 due to increased annual merit payments, partially offset by increased capitalized labor and benefits in 2009.  Purchased water expense increased approximately $274,000, primarily due to a 7.8% increase in rates effective July 2008 and an 11.0% increase in rates effective in July 2009.  Water treatment increased approximately $271,000, primarily due to increased chemical costs.  Repair and maintenance expense decreased approximately $247,000, primarily the result of decreased gas and maintenance parts expenses.  Administration expense decreased approximately $269,000, primarily the result of a decrease in consulting services used.  Non-utility operating expenses increased approximately $686,000, primarily the result of more project activity in Artesian Utility as compared to the same period in 2008.

Percentage of Operating and Maintenance Expenses
	2009	2008	2007

Payroll and Associated Expenses	46.7	46.8	46.7
Administrative	22.6	24.1	26.1
Purchased Water	10.0	9.6	9.7
Repair and Maintenance	6.1	7.2	7.6
Water Treatment	4.1	3.4	3.7
Non-utility Operating	10.5	8.9	6.2
Total	100.0	100.0	100.0

Depreciation and amortization expense increased $774,000, or 13.4%, due to continuing investment in utility plant in service providing supply, treatment, storage and distribution of water and the addition of the new office building.  Income tax expense increased $433,000, or 9.8%, due to higher taxable income in 2009.  Our total effective income tax rate, or ETR, for 2009 and 2008 was 40.0% and 40.6%, respectively.

Other Income, Net

Our Allowance for Funds Used During Construction, or AFUDC, decreased $346,000, or 45.6%, due to the general slowdown in the housing market, resulting in decreased long-term construction activity subject to AFUDC for the year ended December 31, 2009, compared to the same period in 2008.  Miscellaneous Income increased $56,000, primarily due to an increase in the income earned on our temporary investments.

Interest Charges

Interest charges increased $605,000 or 9.1%, in 2009, primarily due to an increase in long term debt in 2009 compared to 2008.  In December 2008, we issued a First Mortgage Bond, Series S, in the amount of $15 million at an interest rate of 6.73%.  Offsetting the increase in long term debt is a decrease in short term debt interest.  The average interest rate on our short term credit balance decreased from 3.4% in 2008 to 1.5% in 2009, while our average outstanding balance was $5.7 million in 2009, compared to $12.7 million in 2008.

Net Income

For the year ended December 31, 2009, our net income applicable to common stock increased $844,000, or 13.2%, compared to 2008.  This increase was primarily due to higher operating income margins from our water utility business as well as our SLP Plan business and non-utility contract services.  However, this increase in net income was adversely affected by decreased water demand, a result of the effects of weather associated with the increased rainfall experienced during the second and third quarters of 2009, therefore reducing the impact of our temporary rate increases.

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

Operating Expenses

Operating expenses, excluding depreciation and taxes, increased approximately $2.6 million, or 8.3%, to $34.1 million in 2008.  Payroll and benefits increased $1.1 million due to increased staffing, pay increases and increased medical insurance premiums.  Purchased water expense increased approximately $181,000, primarily due to a 1.1% increase in rates effective July 2007 and a 7.8% increase in rates effective in July 2008.  Non-utility operating expenses increased approximately $957,000, primarily the result of more project activity in Artesian Utility as compared to the same period in 2007 and the addition of Artesian Engineers, which contributed approximately $221,000 to the increase.

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity for the year ended December 31, 2009 were $13.4 million provided by cash flow from operating activities, $4.8 million in borrowing on our lines of credit, $1.9 million in net contributions and advances from developers and $1.4 million net proceeds from the issuance of common stock.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

The amount outstanding on the Company’s lines of credit was $25.1 million, an increase of $4.8 million over the amount outstanding as of December 31, 2008, compared to an increase of $19.4 million for the year ended December 31, 2008 over the outstanding balance as of December 31, 2007.  The reduction in overall borrowings during 2009 as compared to 2008 was primarily the result of lower investments made in utility plant in 2009.  Decreases in accounts payable of $0.9 million and decreases in accrued expenses of $2.2 million are also associated with the Company’s lower investment in utility plant.

We depend on the availability of capital for expansion, construction and maintenance.  We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations.  We expect that our aggregate investments in our utility plant and systems in 2010 will be approximately $17.4 million.  Our total obligations related to interest and principal payments on indebtedness, rental payments and water service interconnection agreements for 2010 are anticipated to be approximately $12.2 million.  We expect to fund our activities for the next year using our available cash balances, bank credit lines and projected cash generated from operations.  Also, because of the favorable interest rates available to regulated water utilities, we plan to fund specific project activities for the next year using approximately $3.9 million under the State Revolving Fund loan program in Delaware, which is discussed further below.  We believe that internally generated funds along with existing credit facilities will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements.  However, since part of our business strategy is to expand through strategic acquisitions, we may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes.

Investment in Plant and Systems

We invested $17.4 million in capital expenditures during 2009 compared to $45.1 million invested during the same period in 2008.  The reduction in investment is due to the general slowdown in the housing market, resulting in decreased long-term construction activity.  The reduction in investments in 2009 is also due to higher capital expenditures in 2008 of approximately $11.5 million towards the construction of a new office building addition, another $7.0 million invested into NSRWRC for land for the regional wastewater treatment facility and approximately $4.8 million invested in the acquisition of Mountain Hill.  The primary focus of Artesian Water’s investment was to continue to provide high quality reliable service to our growing service territory.

We have invested $1.3 million in 2009 to enhance or improve existing treatment facilities and for the rehabilitation of pumping equipment to better serve our customers.  We invested approximately $5.4 million in new transmission and distribution facilities, which includes $2.3 million for new mains and $0.7 million in our rehabilitation program for transmission and distribution facilities and replacing aging or deteriorating mains.  We invested approximately $1.2 million in mandatory utility plant expenditures, due to governmental highway projects, which require the relocation of water service mains.  Developers financed $1.6 million for the installation of water mains and hydrants in 2009 compared to $2.7 million in 2008.  We also invested $1.8 million for renovations made to the main office building located in New Castle County and furniture and equipment related to the renovation.  The investment in general plant also includes an additional investment of $0.6 million for transportation equipment upgrades and $0.5 million for computer hardware and software upgrades.  An additional $1.0 million was invested in wastewater projects in Sussex County, Delaware.  Another $0.8 million was invested into NSRWRC for the regional wastewater treatment facility.  We also invested $1.5 in transmission and distribution facilities in Cecil County, Maryland.

The following chart summarizes our investment in plant and systems over the past three fiscal years.

In thousands	2009	2008	2007

Source of supply	$295	$1,665	$3,173
Treatment and pumping	1,044	6,094	1,196
Transmission and distribution	8,023	13,381	8,055
General plant and equipment	5,118	13,980	6,373
Developer financed utility plant	1,584	3,178	6,182
Wastewater facilities	964	490	2,081
NSRWRC	775	7,028	---
Allowance for Funds Used During Construction, AFUDC	(413)	(759)	(324)
Total	$17,390	$45,057	$26,736

Mountain Hill	---	4,772	---

We have planned to invest approximately $17.4 million in utility plant in 2010.  Developers are expected to finance an additional $3.3 million in utility plant construction.  Of the $17.4 million we expect to invest in 2010, approximately $7.6 million will be invested in transmission and distribution facilities.  Approximately $1.4 million of this amount will be invested in the relocations of facilities as a result of government mandates and renewals associated with the rehabilitation of aging infrastructure.  We also plan to invest $2.6 million in order to upgrade and automate our meter reading equipment.  The remaining $3.6 million of this investment in transmission and distribution facilities will mostly be to replace facilities and address service needs in growth areas of our service territory.  In addition, we plan to invest another $2.8 million for new treatment facilities, equipment and wells throughout Delaware and Maryland to identify, develop, treat and protect sources of water supply to assure uninterrupted service to our customers.

An additional expenditure of approximately $0.8 million is anticipated to complete the renovation of our existing office building in New Castle County in 2010.  We plan to invest $4.3 million in general plant, which includes new corporate automation and transportation and equipment upgrades.  Additionally, $7.9 million is planned to be invested in Artesian Water Maryland and Artesian Wastewater Maryland following the purchase of water and wastewater assets in Maryland in 2010.  Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Financing

We expect to fund our activities for the next twelve months using our available cash balances and bank credit lines, plus projected cash generated from operations.

We have several sources of liquidity to finance our investment in utility plant and other fixed assets.  We estimate that the projected investment of approximately $17.4 million will be financed by our operations and external sources, including a combination of capital investment as well as short-term borrowings under our revolving credit agreements discussed below.  Also, because of the favorable interest rates available to regulated water utilities, we plan to fund specific project activities for the next year using approximately $3.9 million under the State Revolving Fund loan program in Delaware.  Developers are expected to finance, through contributions in aid of construction, an additional $6.1 million of capital expenditures, which includes the installation of mains and hydrants in new developments.

Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by state Public Service Commissions.

Lines of Credit

At December 31, 2009, Artesian Water had two lines of credit of $20 million each to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of December 31, 2009, we had $27.1 million of available funds under these lines.  The interest rate for borrowings under one of these lines is the London Interbank Offering Rate, or “LIBOR,” plus 0.75%.  The interest rate for borrowings under the other line of credit is the LIBOR plus 1.00%.  Due to the execution of the agreements in January 2010 described below, the balances on these two lines were transferred to the new lines of credit and these lines of credit held by Artesian Water were terminated.

At December 31, 2009, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $10.0 million, respectively, to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of December 31, 2009, Artesian Wastewater had $5.4 million of available funds while Artesian Utility had not borrowed funds under its line of credit.  The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%.  Due to the execution of the agreements in January 2010 described below, the balance on the Artesian Wastewater line of credit was transferred to the new lines of credit and these lines of credit held by Artesian Wastewater and Artesian Utility were terminated.

On January 19, 2010, Artesian Resources and each of its subsidiaries entered into a Demand Line of Credit Agreement, or Demand Credit Agreement, with Citizens Bank, or Citizens.  The Demand Credit Agreement provides for a $40 million Demand Line of Credit which may be used for short-term working capital needs, investments in facilities or equipment or letters of credit only.  As of January 31, 2010, there was $20.4 million of available funds under this line of credit.  The interest rate for borrowings under this line is based on LIBOR.  The Demand Credit Agreement is a demand loan facility and therefore Citizens may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of January 18, 2011 or any date on which Citizens demands payment.

On January 19, 2010, Artesian Water Company entered into a Revolving Credit Agreement with CoBank ACB, or CoBank.  The Revolving Credit Agreement provides that CoBank will make loans to the Company from time to time, not to exceed $20 million.  The Revolving Credit Agreement allows for the financing of operations of Artesian Water and up to $10 million for the operations of Artesian Water Maryland.  As of January 31, 2010, Artesian Water Company had not borrowed funds under this line of credit.  The interest rate for borrowings under this line is the LIBOR plus 1.50%.  The term of this line of credit expires on January 18, 2011.

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC.  Under the terms of the agreement, Artesian Resources acts as the guarantor of NSRWRC’s $10 million construction loan secured by land.  As of December 31, 2009 NSRWRC had $2.5 million of available funds under the construction loan.  The interest rate on this guaranteed debt is variable based on the LIBOR Advantage Rate plus 225 basis points.  In the event of a default by NSRWRC, Artesian Resources shall pay the bank the amount due of the obligations or, on demand of the bank, immediately deposit all amounts due under the obligation.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$25,123	$	-----	$	-----	$	-----

Long Term Debt

On August 1, 2008, Artesian Water Maryland executed a promissory note in the amount of approximately $2.3 million to Sunrise Holdings, L.P., or Sunrise, in connection with the Mountain Hill acquisition, that bears interest at a variable interest rate based upon the LIBOR plus 150 basis points.  The note is payable in four equal annual installments, commencing on the first anniversary of the closing date.  The first annual installment payment of $0.6 million was made on August 1, 2009, the remaining principal balance due on this note, as of December 31, 2009, is $1.7 million.  The note is secured by a first lien security interest in all of Mountain Hill’s assets in favor of Sunrise and is guaranteed by Artesian Resources.

Artesian Water’s trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66 ⅔% of total capitalization.  Our debt to total capitalization, including the short term portion thereof, was 54.6% at December 31, 2009.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First Mortgage Bonds (Principal and Interest)	$7,108	$14,104	$13,929	$161,497	$196,638
State revolving fund loans	590	1,180	1,180	4,889	7,839
Note Payable (Principal and Interest)	600	1,171	---	---	1,771
Operating leases	151	88	92	1,639	1,970
Unconditional purchase obligations	3,382	6,773	6,764	23,692	40,611
Tank painting contractual obligation	374	250	---	---	624
Total contractual cash obligations	$12,205	$23,566	$21,965	$191,717	$249,453

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

On December 1, 2008, Artesian Water Company and CoBank, ACB, entered into a Bond Purchase Agreement relating to the issue and sale by the Company to CoBank, ACB of a $15 million principal amount First Mortgage Bond, or the Bond, Series S, due December 31, 2033, at an annual interest rate of 6.73%.  The principal amount of the Bond is subject to redemption in a principal amount equal to $150,000 per calendar quarter, payable on the first business day of January, April, July and October in each year, beginning with the first business day of January, 2009, with all remaining due and payable on December 31, 2033.

On February 12, 2010, Artesian Water entered into a Financing Agreement, or DWSRF Agreement, with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health, or the Department.  The Company has been given a loan of approximately $3.9 million, or the Loan, from the Delaware Safe Drinking Water Revolving Fund to finance all or a portion of the cost of improvements and upgrades to specific water mains in service areas located in New Castle County, Delaware (collectively, the “Project”).  In accordance with the DWSRF Agreement, the Company will from time to time request funds under the Loan as it incurs costs in connection with the Project.  The Company shall pay to the Department, on the principal amount drawn down and outstanding from the date drawn, interest at a rate of 1.705% per annum and an administrative fee at the rate of 1.705% per annum.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued authoritative guidance which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance thus eliminating the diversity in practice.  This new guidance is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The Company does not expect a material impact on the Company's financial statements due to the adoption of this guidance.

In August 2009, the FASB issued an ASU which provides guidance on the measurement of liabilities at fair value.  The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets.  If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles.  The Company adopted this guidance in the quarter ended September 30, 2009 and there was no material impact on the Company's financial statements.

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

In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for variable interest entities, or VIEs.  The model for determining which enterprise has a controlling financial interest and is the primary beneficiary of a VIE has changed significantly under the new guidance.  Previously, variable interest holders had to determine whether they had a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity.  In contrast, the new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity, and if so, whether it is the primary beneficiary.  Furthermore, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events.  This revised guidance also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited.  The Company does not expect that the adoption of this statement will have a material impact on the financial statements.  Information regarding the Company’s involvement with variable interest entities is included in Note 11 - Northern Sussex Regional Water Recycling Complex, LLC.

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

In April 2009, the FASB issued revised authoritative guidance requiring disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required.  This guidance was adopted by the Company for the period ended June 30, 2009.  As this guidance provides only disclosure requirements, the application of this standard did not impact the Company’s financial statements.  See Note 2 — Fair Value of Financial Instruments.

In April 2009, the FASB issued authoritative guidance clarifying that fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions.  This guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability.  If there has, transactions or quoted prices may not be determinative of fair value and a significant adjustment may need to be made to those prices to estimate fair value.  Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced).  If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value.  If the transaction is not orderly, other valuation techniques must be used when estimating fair value.  This guidance must be applied prospectively for interim periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the financial statements.

ITEM 7A. – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 8. -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS	December 31, 2009	December 31, 2008
Utility plant, at original cost less accumulated depreciation	$326,899	$318,243
Current assets
Cash and cash equivalents	474	2,894
Accounts receivable (less allowance for doubtful accounts 2009 - $142; 2008-$106)	5,505	4,224
Unbilled operating revenues	3,518	3,597
Materials and supplies	1,220	1,147
Prepaid property taxes	1,222	1,119
Prepaid expenses and other	1,304	491
Total current assets	13,243	13,472
Other assets
Non-utility property (less accumulated depreciation 2009-$255; 2008-$179)	11,241	9,436
Other deferred assets	4,994	4,992
Total other assets	16,235	14,428
Regulatory assets, net	2,518	2,563
	$358,895	$348,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$7,507	$7,401
Preferred stock	---	---
Additional paid-in capital	68,090	66,699
Retained earnings	15,577	13,694
Total stockholders' equity	91,174	87,794
Long-term debt, net of current portion	106,025	107,555
	197,199	195,349
Current liabilities
Lines of credit	25,123	20,286
Current portion of long-term debt	1,530	1,516
Accounts payable	3,696	4,556
Accrued expenses	685	2,868
Overdraft payable	1,026	784
Deferred income taxes	439	363
Accrued interest	1,361	1,251
Customer deposits	592	556
Other	2,069	2,197
Total current liabilities	36,521	34,377

Commitments and contingencies (Note 10)	---	---

Deferred credits and other liabilities
Net advances for construction	18,433	21,089
Postretirement benefit obligation	737	812
Deferred investment tax credits	685	715
Deferred income taxes	34,077	29,523
Total deferred credits and other liabilities	53,932	52,139

Net contributions in aid of construction	71,243	66,841
	$358,895	$348,706
The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts
	For the Year Ended December 31,
	2009	2008	2007

Operating revenues
Water sales	$53,871	$50,101	$48,461
Other utility operating revenue	2,208	2,019	1,699
Non-utility operating revenue	4,833	4,065	2,364
	60,912	56,185	52,524
Operating expenses
Utility operating expenses	28,965	28,154	26,834
Non-utility operating expenses	3,403	2,717	1,760
Depreciation and amortization	6,556	5,782	5,162
Taxes
State and federal income
Current	116	74	608
Deferred	4,744	4,353	3,526
Property and other	3,483	3,199	2,868
	47,267	44,279	40,758

Operating income	13,645	11,906	11,766

Other income, net
Allowance for funds used during construction (AFUDC)	413	759	324
Miscellaneous	422	366	478
	835	1,125	802

Income before interest charges	14,480	13,031	12,568

Interest charges	7,218	6,613	6,305

Net income applicable to common stock	$7,262	$6,418	$6,263

Income per common share:
Basic	$0.97	$0.87	$0.92
Diluted	$0.97	$0.86	$0.90

Weighted average common shares outstanding:
Basic	7,454	7,353	6,787
Diluted	7,512	7,427	6,936

Cash dividends per share of common stock	$0.7225	$0.7136	$0.6640

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands	For the Year Ended December 31,
	2009		2008		2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$7,262		$6,418		$6,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		6,556		5,782		5,162
Deferred income taxes, net		4,600		4,390		3,657
Stock compensation		98		122		196
Allowance for funds used during construction		(413)		(759)		(324)

Changes in assets and liabilities:
Accounts receivable, net of reserve for bad debts		(603)		1,275		(2,083)
Unbilled operating revenues		79		(399)		(543)
Materials and supplies		(73)		45		(138)
Prepaid property taxes		(103)		(61)		(134)
Prepaid expenses and other		(813)		366		(101)
Other deferred assets		(159)		(836)		(495)
Regulatory assets		45		(882)		200
Accounts payable		(860)		1,331		435
Accrued expenses		(2,183)		385		(804)
Accrued interest		110		925		(34)
Customer deposits and other, net		(92)		129		428
Postretirement benefit obligation		(75)		(56)		(59)
NET CASH PROVIDED BY OPERATING ACTIVITIES		13,376		18,175		11,626

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures (net of AFUDC)		(17,390)		(45,057)		(26,736)
Investments in acquisitions		---		(4,772)		---
Proceeds from sale of assets		43		62		27
Investments from unconsolidated affiliates		---		---		2
NET CASH USED IN INVESTING ACTIVITIES		(17,347)		(49,767)		(26,707)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit agreements		4,837		19,388		(7,008)
(Decrease) increase in overdraft payable		242		(888)		(318)
Net advances and contributions in aid of construction		1,854		2,667		6,839
Increase in deferred debt issuance costs		114		1		110
Net proceeds from issuance of common stock		1,399		1,314		21,329
Dividends		(5,379)		(5,193)		(4,455)
Issuance of long-term debt		---		15,000		---
Principal repayments of long-term debt		(1,516)		(323)		(310)
NET CASH PROVIDED BY FINANCING ACTIVITIES		1,551		31,966		16,187

NET (DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS		(2,420)		374		1,106

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		2,894		2,520		1,414

CASH AND CASH EQUIVALENTS AT END OF YEAR		$474		$2,894		$2,520

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions		$845		$7,101	$	---
Contractual amounts of contributions in aid of construction due from developers included in accounts receivable		$678	$	---	$	---

Artesian Water Maryland, Inc. acquired all the outstanding
membership interests of Mountain Hill Water Company, LLC
for approximately $7.1 million. In conjunction with the
acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$	---		$7,093	$	---
Cash paid for membership interests		---		(4,772)		---
Liabilities assumed	$	---		$2,321	$	---

Supplemental Disclosures of Cash Flow Information:
Interest paid		$7,107		$5,576		$6,230
Income taxes paid		$350	$	---		$725

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
In thousands
	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2006	5,204	882	$5,204	$882	$45,052	$10,662	$61,800

Net income	---	---	---	---	---	6,263	6,263
Cash dividends declared
Common stock	---	---	---	---	---	(4,455)	(4,455)
Issuance of common stock
Stock Issuance(5)	1,129	---	1,129	---	19,290	(1)	20,418
Dividend reinvestment plan	18	---	18	---	326	---	344
Employee stock options and awards(4)	50	---	50	---	374	---	424
Employee Retirement Plan(3)	17	---	17	---	321	---	338
Balance as of December 31, 2007	6,418	882	$6,418	$882	$65,363	$12,469	$85,132

Net income	---	---	---	---	---	6,418	6,418
Cash dividends declared
Common stock	---	---	---	---	---	(5,193)	(5,193)
Issuance of common stock
Dividend reinvestment plan	18	---	18	---	299	---	317
Employee stock options and awards(4)	60	---	60	---	674	---	734
Employee Retirement Plan(3)	23	---	23	---	363	---	386
Balance as of December 31, 2008	6,519	882	$6,519	$882	$66,699	$13,694	$87,794

Net income	---	---	---	---	---	7,262	7,262
Cash dividends declared
Common stock	---	---	---	---	---	(5,379)	(5,379)
Issuance of common stock
Dividend reinvestment plan	19	---	19	---	289	---	308
Employee stock options and awards(4)	65	---	65	---	772	---	837
Employee Retirement Plan(3)	22	---	22	---	330	---	352
Balance as of December 31, 2009	6,625	882	$6,625	$882	$68,090	$15,577	$91,174

(1)	At December 31, 2009, 2008, and 2007, Class A Non-Voting Common Stock had 15,000,000 shares authorized. For the same periods, shares issued were 6,650,002, 6,543,606 and 6,442,805, respectively.
(2)	At December 31, 2009, 2008, and 2007, Class B Common Stock had 1,040,000 shares authorized and 882,000 shares issued.
(3)	Artesian Resources Corporation registered 500,000 shares of Class A Non-Voting Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
(4)
Under the Equity Compensation Plan, effective May 25, 2005 Artesian Resources Corporation authorized up to 500,000 shares of Class A Non-Voting Common Stock for issuance of grants in forms of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the Plan.

(5)
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

In accordance with FASB Accounting Standards Codification, or ASC, Topic 810, the Company consolidates variable interest entities for which it is deemed to be the primary beneficiary.  All inter-company transactions and balances have been eliminated in consolidation (refer to Note 11 - “Northern Sussex Regional Water Recycling Complex, LLC”).

Reclassification

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.  These reclassifications had no effect on net income or stockholders' equity.

Utility Subsidiary Accounting

The accounting records of Artesian Water and Artesian Wastewater Management, Inc, or Artesian Wastewater, are maintained in accordance with the uniform system of accounts as prescribed by the Delaware Public Service Commission or the DEPSC.  The accounting records of Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, are maintained in accordance with the uniform system of accounts as prescribed by the Pennsylvania Public Utility Commission or the PAPUC.  The accounting records of Artesian Water Maryland, Inc., or Artesian Water Maryland, and Artesian Wastewater Maryland, Inc., or Artesian Wastewater Maryland, are maintained in accordance with the uniform system of accounts as prescribed by the Maryland Public Service Commission, or the MDPSC.  All five subsidiaries follow the provisions of FASB ASC Topic 980, which provides guidance for companies in regulated industries.

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

In accordance with a rate order issued by the DEPSC, Artesian Water accrues an Allowance for Funds Used During Construction or AFUDC.  AFUDC, which represents the cost of funds devoted to construction projects through the date the project is placed in service, is capitalized as part of construction work in progress.  The rate used for the AFUDC calculation is based on Artesian Water's weighted average cost of debt and the rate of return on equity authorized by the DEPSC.  The rate used to capitalize AFUDC in 2009, 2008, and 2007 was 7.7%, 7.9%, and 8.1%, respectively.

Utility plant comprises:
In thousands
		December 31,
	Estimated Useful Life (In Years)	2009	2008
Utility plant at original cost
Utility plant in service-Water
Intangible plant	---	$140	$140
Source of supply plant	45-85	16,327	15,785
Pumping and water treatment plant	35-62	55,995	53,205
Transmission and distribution plant
Mains	81	175,164	169,311
Services	39	28,533	28,016
Storage tanks	76	22,237	22,214
Meters	26	14,766	12,508
Hydrants	60	9,283	9,018
General plant	3-31	43,716	41,627

Utility plant in service-Wastewater
Treatment and Disposal Plant	35-62	11,495	11,308
Collection Mains & Lift Stations	81	4,575	4,059
General plant	3-31	929	602

Property held for future use	---	1,932	1,976
Construction work in progress	---	6,457	7,082
		391,549	376,851
Less – accumulated depreciation		64,650	58,608
		$326,899	$318,243

Depreciation and Amortization

For financial reporting purposes, depreciation is recorded using the straight-line method at rates based on estimated economic useful lives, which range from 3 to 85 years.  Composite depreciation rates for water utility plant were 2.25%, 2.24% and 2.12% for 2009, 2008 and 2007, respectively.  In a rate order issued by the DEPSC, the Company was directed effective January 1, 1998 to begin using revised depreciation rates for utility plant.  In rate orders issued by the DEPSC, Artesian Water was directed, effective May 28, 1991 and August 25, 1992, to offset depreciation recorded on utility plant by depreciation on utility property funded by Contributions in Aid of Construction, or CIAC, and Advances for Construction, or Advances, respectively.  This reduction in depreciation expense is also applied to outstanding CIAC and Advances.  Other deferred assets are amortized using the straight-line method over applicable lives, which range from 2 to 40 years.

Regulatory Assets

FASB ASC Topic 980 stipulates generally accepted accounting principles for companies whose rates are established by or are subject to approval by a third-party regulatory agency.  Certain expenses are recoverable through rates charged to our customers, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the DEPSC, the MDPSC, and the PAPUC.  Depreciation and salary study expenses are amortized on a straight-line basis over a period of five years, while all other expenses related to rate proceedings and applications to increase rates are amortized on a straight-line basis over a period of two years.  The postretirement benefit obligation, which is being amortized over twenty years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments.  The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customers reverse.  Goodwill is entirely associated with the acquisition of Mountain Hill in August 2008 and is currently being amortized on a straight-line basis over a period of fifty years.  The purchase price of Mountain Hill included reimbursement of all carrying costs through the date of acquisition, which resulted in the recognition of goodwill.  Deferred acquisition costs are the result of due diligence costs related to the proposed purchase agreements for water and wastewater facilities in Cecil County, Maryland.  A small portion, approximately $25,000, of the deferred acquisition costs are related to the water asset purchase agreement with Port Deposit, Maryland.  Amortization of these deferred acquisition costs will not begin until the acquired assets are placed into service.  The Appleton Alliance filed an appeal of the decision of The Circuit Court of Cecil County on its petition for judicial review of the proposed transfer of certain Cecil County property and assets to Artesian, delaying the closing of these transactions until a final judicial determination is received.  Closing on these transactions is also subject to the approval of the MDPSC.

Regulatory assets at December 31, net of amortization, comprise:

In thousands	2009	2008

Postretirement benefit obligation	$849	$924
Deferred income taxes recoverable in future rates	536	552
Goodwill	363	370
Deferred acquisition costs	542	341
Expense of rate proceedings	228	376
	$2,518	$2,563

Impairment or Disposal of Long-Lived Assets

A review of our long-lived assets, including Utility Plant in Service, is performed in accordance with the requirements of FASB ASC Topic 360.  In addition, the regulatory assets are reviewed for the continued application of FASB ASC Topic 360.  The review determines whether there have been changes in circumstances or events that have occurred requiring adjustments to the carrying value of these assets.  FASB ASC Topic 360 stipulates that adjustments to the carrying value of these assets would be made in instances where the inclusion in the rate-making process is unlikely.

Other Deferred Assets

Debt issuance costs are amortized over the term of the related debt, which range from 10 to 30 years.  The investment in Co-Bank, which is a cooperative bank, is related to certain outstanding First Mortgage Bonds and is a required investment in the bank based on the underlying long term debt agreements.  A large portion of other deferred assets, approximately $0.5 million, is in relation to the Mountain Hill acquisition.

Other deferred assets at December 31, net of amortization, comprise:

In thousands	2009	2008

Debt issuance cost	$2,356	$2,471
Investment in Co-Bank	1,840	1,660
Other	798	861
	$4,994	$4,992

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

Income Taxes

Deferred income taxes are provided in accordance with FASB ASC Topic 740 on all differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements based on the enacted tax rates expected to be in effect when such temporary differences are expected to reverse.  Under FASB ASC Topic 740 the Company analyzed our various tax positions and determined that no further entry, recognition or derecognition were required.  The Company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.

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

Stock Compensation Plans

On May 25, 2005, the Company’s stockholders approved a new Equity Compensation Plan, which authorizes up to 500,000 shares of Class A Non-Voting Common Stock, or Class A Stock, for issuance, referred to as the 2005 Equity Compensation Plan, or the Plan.  Since May 25, 2005, no additional grants have been made under the Company’s other stock-based compensation plans that were previously available.  The Company accounts for stock options issued after January 1, 2006 under FASB ASC Topic 718.  Compensation costs in the amount of $98,000, $127,000 and $215,000 for awards and options granted in 2009, 2008 and 2007 respectively, were determined based on the fair value at the grant dates and those costs are being charged to income over the service period associated with the grants.  Of the $215,000 in 2007, $47,000 was associated with stock awards, $19,000 was associated cash payments for taxes, and $149,000 was the amount amortized for stock options awarded in 2007 and 2006.  Of the $127,000 in 2008, $8,000 was associated with stock awards, $5,000 was associated cash payments for taxes, and $114,000 was the amount amortized for stock options awarded in 2008 and 2007. The $98,000 in 2009 was the amount amortized for stock options awarded in 2009 and 2008.

There was no stock compensation cost capitalized as part of an asset.

The fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants issued in 2009, 2008 and 2007 under the 2005 Equity Compensation Plan (See Note 8 - “Stock Compensation Plans”).

	2009		2008		2007
Dividend Yield	4.5%		3.6%		3.3%
Expected Volatility	.26		.25		.27
Risk Free Interest Rate	2.81%		3.45%		4.69%
Expected Term	7.06	years	6.93	years	6.65	years

The expected dividend yield was based on a 12 month rolling average of the Company’s current dividend yield.  The expected volatility is the standard deviation of the change in the natural logarithm of the stock price (expressed as an annual rate) for the expected term shown above.  The expected term was based on historic exercise patterns for similar grants.  The risk free interest rate is the 7-year Treasury Constant Maturity rate as of the date of the grants for 2009, 2008 and 2007.

Shares of Class A Stock have been reserved for future issuance under the 2005 Equity Compensation Plan.

Revenue Recognition and Unbilled Revenues

Water service revenue for financial statement purposes includes amounts billed to customers on a quarterly or monthly cycle basis, depending on class of customer, and unbilled amounts based upon estimated usage from the date of the last meter reading to the end of the accounting period.  As actual usage amounts are received, adjustments are made to the unbilled estimates in the next billing cycle based on the actual results.

Non-utility operating revenue is primarily derived from the design, construction and operation of contract water and wastewater projects.  The Company recognizes non-utility operating revenue ratably over the service period with markup for overhead and profit.  The Company records contract monthly fees for non-utility operating revenue when billed to the customer.

Other operating revenue includes wastewater service revenue derived from monthly fixed fees billed to customers, and which is recorded when billed.  Service line protection plan revenues are recognized on an accrual basis effective January 1, 2009, as compared to 2008, in which they were billed quarterly and the revenue recognized when billed.  This accounting policy change did not have a material effect on the financial statements.

Accounts Receivable

Accounts receivable are recorded at the invoiced amounts.  The reserve for bad debts is the Company's best estimate of the amount of probable credit losses in our existing accounts receivable.  The Company reviews the allowance for bad debts on a quarterly basis.  Account balances are written off against the reserve when it is probable the receivable will not be recovered.  The allowance for doubtful accounts was $0.1 million at December 31, 2009 and 2008, respectively.  The corresponding expense for the year ended December 31, 2009 and 2008 was $0.3 and $0.2, respectively.  The following table summarizes the changes in the Company’s accounts receivable balance:

	December 31,
In thousands	2009	2008	2007

Customer Accounts Receivable – Water	$3,039	$2,637	$4,437
Other	2,608	1,693	1,345
	5,647	4,330	5,782
Less allowance for doubtful accounts	142	106	283
Net accounts receivable	$5,505	$4,224	$5,499

The activities in the allowance for doubtful accounts are as follows:

	December 31,
In thousands	2009	2008	2007

Beginning Balance	$106	$283	$191
Allowance Adjustments	291	221	327
Recoveries	74	35	19
Write off of uncollectible accounts	(329)	(433)	(254)
Ending Balance	$142	$106	$283

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

Long-term Financial Liabilities

The fair value of Artesian Resources' long-term debt as of December 31, 2009 and 2008, determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities as guided under FASB ASC 825 are shown as below:

In thousands	December 31,
	2009	2008
Carrying amount	$106,025	$107,555
Estimated fair value	103,650	113,214

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

As of December 31, 2009, Artesian Resources has federal net operating loss carry-forwards aggregating approximately $11.3 million, which will expire if unused by 2029.  As of December 31, 2009, Artesian Resources has separate company state net operating loss carry-forwards aggregating approximately $18.8 million.  These net operating loss carry-forwards will expire if unused between 2019 and 2029.  Artesian Resources has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of the state net operating loss carry-forwards.  Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets.  The valuation allowance decreased from approximately $71,000 in 2008 to approximately $37,000 in 2009.

At December 31, 2009, for federal income tax purposes, there were alternative minimum tax credit carry-forwards aggregating $2.5 million resulting from the payment of alternative minimum tax in prior years.  These alternative minimum tax credit carry-forwards may be carried forward indefinitely to offset future regular federal income taxes.

Under FASB ASC Topic 740 the Company analyzed Artesian’s various tax positions and determined that no further entry, recognition or derecognition was required.  The Company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.  There were no such interest and penalty charges for the period ended December 31, 2009 or December 31, 2008.  The Company remains subject to examination by federal and state authorities for tax years 2006 through 2009.

Components of Income Tax Expense
In thousands	For the Year Ended December 31,
State income taxes	2009	2008		2007
Current	$64		$74	$	---
Deferred	996		887		866
Total state income tax expense	$1,060		$961		$866

	For the Year Ended December 31,
Federal income taxes	2009		2008		2007
Current	$52	$	---		$608
Deferred	3,748		3,466		2,660
Total federal income tax expense	$3,800		$3,466		$3,268

Reconciliation of effective tax rate:
	For the Year Ended December 31,
In thousands	2009	2009	2008	2008	2007	2007
	Amount	Percent	Amount	Percent	Amount	Percent
Reconciliation of effective tax rate
Income before federal and state income taxes	$12,153	100.0	$10,899	100.0	$10,397	100.0

Amount computed at statutory rate	4,132	34.0	3,706	34.0	3,535	34.0
Reconciling items
State income tax-net of federal tax benefit	683	5.6	678	6.2	571	5.5
Other	45	0.4	43	0.4	28	0.3
Total income tax expense and effective rate	$4,860	40.0	$4,427	40.6	$4,134	39.8

Deferred income taxes at December 31, 2009, 2008, and 2007 were comprised of the following:

	For the Year Ended December 31,
In thousands	2009	2008	2007

Deferred tax assets related to:
Federal alternative minimum tax credit carry-forwards	$2,547	$2,495	$2,550
Federal and state operating loss carry-forwards	4,899	5,330	3,500
Bad debt allowance	97	83	120
Valuation allowance	(37)	(71)	(88)
Stock options	---	---	---
Other	214	242	234
Total deferred tax assets	$7,720	$8,079	$6,316

Deferred tax liabilities related to:
Property plant and equipment basis differences	$(41,410)	$(37,151)	$(31,087)
Expenses of rate proceedings	(91)	(149)	(56)
Property taxes	(486)	(445)	(420)
Other	(249)	(220)	(224)
Total deferred tax liabilities	$(42,236)	$(37,965)	$(31,787)

Net deferred tax liability	$(34,516)	$(29,886)	$(25,471)

Deferred taxes, which are classified into a net current and non-current balance, are presented in the balance sheet as follows:

Current deferred tax liability	$(439)	$(363)	$(301)
Non-current deferred tax liability	(34,077)	(29,523)	(25,170)
Net deferred tax liability	$(34,516)	$(29,886)	$(25,471)

Schedule of Valuation Allowance
		Additions
	Balance at Beginning Of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
In thousands

Classification
For the Year Ended December 31, 2009 - Valuation allowance for deferred tax assets	$71	---	$34	$37
For the Year Ended December 31, 2008 - Valuation allowance for deferred tax assets	$88	---	$17	$71
For the Year Ended December 31, 2007 - Valuation allowance for deferred tax assets	$121	---	$33	$88

NOTE 4

PREFERRED STOCK

As of December 31, 2009 and 2008, Artesian Resources had no preferred stock outstanding.  The Company has 100,000 shares of $1.00 par value Series Preferred stock authorized but unissued.

NOTE 5

COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

The Class A Non-Voting Common Stock, Class A Stock, of Artesian Resources trades on the NASDAQ Global Select Market under the symbol ARTNA.  The Class B Common Stock, or Class B Stock, of Artesian Resources trades on the NASDAQ's OTC Bulletin Board under the symbol ARTNB.OB.  The rights of the holders of the Class A Stock and the Class B Stock are identical, except with respect to voting.  One primary source of liquidity in 2007 was $20.4 million in net proceeds from the issuance of approximately 1,129,000 shares of Class A Non-Voting Common Stock.

Under Artesian Resources' dividend reinvestment plan, which allows for reinvestment of cash dividends and optional cash payments, stockholders were issued 19,277, 18,209 and 17,791 shares at fair market value for the investment of $308,000, $317,000, and $344,000 of their monies in the years 2009, 2008, and 2007, respectively.

NOTE 6

DEBT

At December 31, 2009, Artesian Water had two lines of credit of $20 million each to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of December 31, 2009, we had $27.1 million of available funds under these lines.  The interest rate for borrowings under one of these lines is the London Interbank Offering Rate, or “LIBOR,” plus 0.75%.  The interest rate for borrowings under the other line of credit is the LIBOR plus 1.00%.  Due to the execution of the agreements in January 2010 described below, the balances on these two lines were transferred to the new lines of credit and these lines of credit held by Artesian Water were terminated.

At December 31, 2009, Artesian Utility and Artesian Wastewater had lines of credit with a financial institution for $3.5 million and $10.0 million, respectively, to meet temporary cash requirements.  These revolving credit facilities are unsecured.  As of December 31, 2009, Artesian Wastewater had $5.4 million of available funds while Artesian Utility had not borrowed funds under its line of credit.  The interest rate for borrowings under each of these lines is the LIBOR plus 1.75%.  Due to the execution of the agreements in January 2010 described below, the balance on the Artesian Wastewater line of credit was transferred to the new lines of credit and these lines of credit held by Artesian Wastewater and Artesian Utility were terminated.

On January 19, 2010, Artesian Resources and each of its subsidiaries entered into a Demand Line of Credit Agreement, or Demand Credit Agreement, with Citizens Bank, or Citizens.  The Demand Credit Agreement provides for a $40 million Demand Line of Credit which may be used for short-term working capital needs, investments in facilities or equipment or letters of credit only.  The interest rate for borrowings under this line is based on LIBOR.  The Demand Credit Agreement is a demand loan facility and therefore Citizens may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of January 18, 2011 or any date on which Citizens demands payment.  See Note 18 – Subsequent Events for further information regarding the Demand Credit Agreement.

On January 19, 2010, Artesian Water Company entered into a Revolving Credit Agreement with CoBank ACB.  The Revolving Credit Agreement provides that the financial institution will make loans to the Company from time to time, not to exceed $20 million.  The Revolving Credit Agreement allows for the financing of operations of Artesian Water and up to $10 million for the operations of Artesian Water Maryland.  The interest rate for borrowings under this line is the LIBOR plus 1.50%.  The term of this line of credit expires on January 18, 2011.  See Note 18 – Subsequent Events for further information regarding the Revolving Credit Agreement.

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC.  Under the terms of the agreement, Artesian Resources acts as the guarantor of NSRWRC’s $10 million construction loan secured by land.  As of December 31, 2009 NSRWRC had $2.5 million of available funds under the construction loan.  The interest rate on this guaranteed debt is variable based on the LIBOR Advantage Rate plus 225 basis points.  In the event of a default by NSRWRC, Artesian Resources shall pay the bank the amount due of the obligations or, on demand of the bank, immediately deposit all amounts due under the obligation.

On August 1, 2008, Artesian Water Maryland executed a promissory note in the amount of approximately $2.3 million to Sunrise in connection with the Mountain Hill acquisition that bears interest at a variable interest rate based upon the LIBOR plus 150 basis points.  The note is payable in four equal annual installments, commencing on the first anniversary of the closing date.  The first annual installment payment of $0.6 million was made on August 1, 2009, the remaining principal balance due on this note, as of December 31, 2009, is $1.7 million.  The note is secured by a first lien security interest in all of Mountain Hill’s assets in favor of Sunrise and is guaranteed by Artesian Resources.

On December 1, 2008, Artesian Water Company and CoBank, ACB, entered into a Bond Purchase Agreement relating to the issue and sale by the Company to CoBank, ACB of a $15 million principal amount First Mortgage Bond, or the Bond, Series S, due December 31, 2033, at an annual interest rate of 6.73%.  The principal amount of the Bond is subject to redemption in a principal amount equal to $150,000 per calendar quarter, payable on the first business day of January, April, July and October in each year, beginning with the first business day of January, 2009, with all remaining due and payable on December 31, 2033.

Long-term debt consists of:

	December 31,
In thousands	2009	2008
First mortgage bonds

Series O, 8.17%, due December 29, 2020	$20,000	$20,000
Series P, 6.58%, due January 31, 2018	25,000	25,000
Series Q, 4.75%, due December 1, 2043	15,400	15,400
Series R, 5.96%, due December 31, 2028	25,000	25,000
Series S, 6.73%, due December 31, 2033	14,400	15,000
	99,800	100,400

State revolving fund loans

4.48%, due August 1, 2021	3,022	3,209
3.57%, due September 1, 2023	1,140	1,201
3.64%, due May 1, 2024	1,852	1,940
	6,014	6,350

Notes Payable
Promissory Note, variable interest, due August 1, 2012	1,741	2,321
	1,741	2,321

Sub-total	107,555	109,071

Less: current maturities (principal amount)	1,530	1,516

Total long-term debt	$106,025	$107,555

Payments of principal due during the next five years and thereafter:

In thousands	2010	2011	2012	2013	2014	Thereafter
First Mortgage bonds	$600	600	600	600	600	96,800
State revolving fund loans	350	364	379	395	412	4,114
Notes Payable	580	580	581	---	---	---
Total payments	$1,530	1,544	1,560	995	1,012	100,914

NOTE 7

NON-UTILITY OPERATING REVENUE AND EXPENSES

Non-utility operating revenue consisted of $3,007,000, $2,937,000, and $1,942,000 recognized by Artesian Utility in 2009, 2008 and 2007, respectively.  In addition, $1,330,000, $796,000 and $422,000 was from Artesian Resource's water and wastewater Service Line Protection Plans in 2009, 2008 and 2007 respectively.  The Service Line Protection Plans provide coverage for all material and labor required to repair or replace participants’ leaking water and leaking or clogged wastewater service lines up to an annual limit.  An additional $496,000 and $332,000 in revenue was recognized in 2009 and 2008, respectively, from Artesian Engineers, which was acquired in June 2008, for design and engineering services to developers for residential and commercial development.

Non-utility operating expenses are as follows:

In thousands	2009	2008	2007

Artesian Utility	$2,308	$1,934	$1,528
Artesian Resources	660	562	232
Artesian Engineers	435	221	---
Total	$3,403	$2,717	$1,760

NOTE 8

STOCK COMPENSATION PLANS

In 1992, the Company instituted the 1992 Non-Qualified Stock Option Plan, which was subsequently amended in 1998.  The number of authorized shares was 375,000.  Options to purchase shares of Class A Stock were granted to employees and directors of the Company.  Employees who were not executive officers or directors were eligible to receive options priced at not less than 85% of the fair market value on the date of grant, option prices for directors and officers of the Company was 90% of the fair market value.  Effective May 25, 2005, no additional grants have been made from this plan.

In 1996, the Company instituted the Incentive Stock Option Plan under which the Company was authorized to grant options up to 150,000 shares of Class A Stock to its key employees and officers.  Options were granted at the fair market value on the date of grant.  The Company accelerated vesting for certain incentive stock options held by officers and directors in anticipation of FASB ASC Topic 718, which applies to stock options issued after January 1, 2006.  Effective May 25, 2005, no additional grants have been made from this plan.

On May 25, 2005, the Company adopted the 2005 Equity Compensation Plan, or the Plan.  The Plan provides that grants may be in any of the following forms: incentive stock options, nonqualified stock options, stock units, stock awards, dividend equivalents and other stock-based awards.  The Plan is administered and interpreted by the Compensation Committee of the Board of Directors, or the Committee.  The Committee has the authority to determine the individuals to whom grants will be made under the Plan, determine the type, size and terms of the grants, determine the time when grants will be made and the duration of any applicable exercise or restriction period (subject to the limitations of the Plan) and deal with any other matters arising under the Plan.  The Committee presently consists of three directors, each of whom is a non-employee director of the Company.  All of the employees of the Company and its subsidiaries are eligible for grants under the Plan.  Non-employee directors of the Company are also eligible to receive grants under the Plan.

The following summary reflects changes in the shares of Class A Stock under option:

	2009 Shares	2009 Weighted Average Exercise Price	2008 Shares	2008 Weighted Average Exercise Price	2007 Shares	2007 Weighted Average Exercise Price
Plan options
Outstanding at beginning of year	530,921	$15.14	574,696	$14.62	595,699	$13.83
Granted	33,750	15.26	33,750	18.43	33,750	19.56
Exercised	(65,132)	9.48	(59,525)	10.46	(48,003)	7.61
Expired	(1,650)	9.33	(18,000)	20.23	(6,750)	19.56
Outstanding at end of year	497,889	$15.91	530,921	$15.14	574,696	$14.62

Options exercisable at year end	464,139	$15.95	497,171	$14.92	547,696	$14.38

The fair value per share of options granted during 2009, 2008, and 2007 were $2.56, $3.60 and $4.85 respectively, as estimated using the Black-Scholes Merton option pricing model.  The total intrinsic value of options exercised during 2009, 2008 and 2007 were $427,000, $432,300 and $564,922 respectively.  There were no fully vested shares granted during 2009.  During 2009, we received $617,000 in cash from the exercise of options, with a $404,000 tax benefit realized during the period.

The following tables summarize information about employee and director stock options outstanding at December 31, 2009:

Options Outstanding
Range of Exercise Price	Shares Outstanding at December 31, 2009	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$9.28 - $16.13	297,639	3.57 Years	$13.38	$1,465,973
$18.43 - $21.11	200,250	6.62 Years	$19.66	$0

Options Exercisable
Range of Exercise Price	Shares Exercisable at December 31, 2009	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$9.28 - $16.13	263,889	2.83 Years	$13.14	$1,363,036
$18.43 - $21.11	200,250	6.62 Years	$19.66	$0

As of December 31, 2009, there was $32,900 of total unrecognized expense related to non-vested option shares granted under the Plan.  The cost will be recognized over the remaining 0.4 years vesting period of the unvested options.

NOTE 9

EMPLOYEE BENEFIT PLANS

401(k) Plan

Artesian Resources has a defined contribution 401(k) Salary Deduction Plan, or the “401(k) Plan,” which covers substantially all employees.  Under the terms of the 401(k) Plan, Artesian Resources contributed 2% of eligible salaries and wages and matches employee contributions up to 6% of gross pay at a rate of 50%.  Artesian Resources may, at its option, make additional contributions of up to 3% of eligible salaries and wages.  No such additional contributions were made in 2009, 2008 and 2007.  The 401(k) Plan expenses, which include Company contributions and administrative fees, for the years 2009, 2008 and 2007, were approximately $618,000, $617,000, and $541,000, respectively.

Supplemental Pension Plan

Effective October 1, 1994, Artesian Water established a Supplemental Pension Plan, or the “Supplemental Plan,” to provide additional retirement benefits to full-time employees hired prior to April 26, 1994.  The Supplemental Plan is a defined contribution plan that enables employees to save for future retiree medical costs, which will be paid by employees.  The Supplemental Plan accomplishes this objective by providing additional cash resources to employees upon a termination of employment or retirement, to meet the cost of future medical expenses.  Artesian Water has established a contribution based upon each employee's years of service ranging from 2% to 6% of eligible salaries and wages.  Artesian Water also provides additional benefits to individuals who were over age 50 as of January 1, 1994.  These individuals are referred to as the "Transition Group."  Effective November 1, 1994, individuals eligible for the Transition Group had the opportunity to defer compensation to the Supplemental Plan, and to receive a transition matching contribution for 5 years.  Each one-dollar of eligible salaries and wages deferred by the Transition Group was matched with three, four, or five dollars by Artesian Water based on the employee's years of service subject to certain limitations under the federal tax rules.  Plan expenses, which include Company contributions and administrative fees, for the years 2009, 2008 and 2007, were approximately $268,000, $276,000, and $288,000, respectively.

Postretirement Benefit Plan

Artesian Water has a Postretirement Benefit Plan, or the “Benefit Plan,” which provides medical and life insurance benefits to certain retired employees.  Prior to the amendment of the Benefit Plan, substantially all employees could become eligible for these benefits if they reached retirement age while still working for Artesian Water.

FASB ASC Topic 715 stipulates that Artesian Water accrue the expected cost of providing postretirement health care and life insurance benefits as employees render the services necessary to earn the benefits.  Artesian Resources elected to defer recognition and amortize its transition obligation over twenty years beginning in 1993.

Artesian Water recognized an offsetting regulatory asset with respect to its post retirement liability.  This asset is recorded based on the DEPSC order, which permits Artesian Water to continue recovery of postretirement health care and life insurance expense on a pay-as-you-go basis for the remaining eligible employees.  Artesian Water expects its post retirement obligation and related expense recovery to cover a period of approximately 20 years (based on the age and life expectancy of the remaining eligible participants).  Further, expense recovery as a percentage of rates is expected to remain generally constant over the initial years, and then decline until the obligation is liquidated.  Amounts charged to expense were $75,000, $44,000, and $59,000 for 2009, 2008 and 2007, respectively.

The Company uses December 31 as the measurement date to determine the postretirement benefit obligation.  According to our actuarial report, the funded status of our defined benefit postretirement plan was calculated contemplating FASB ASC Topic 715 and the obligation is recorded at that amount.  There was no other comprehensive income impact because we record a regulatory asset as provided by FASB ASC Topic 980.  Additional disclosures required for our postretirement benefit obligation are presented below.

Benefit Obligations and Funded Status
In thousands	Year Ending
	December 31
	2009	2008
Change in Accumulated Postretirement Benefit Obligation
Accumulated Postretirement Benefit Obligation at the Beginning of the Year	$801	$944
Service Cost	---	---
Interest Cost	45	53
Actuarial (Gain) or Loss	53	(91)
Benefits Paid	(118)	(109)
Plan Participant's Contributions	4	4
Accumulated Postretirement Benefit Obligation at the End of the Year	785	801
Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	---	---
Benefits Paid	(118)	(109)
Employer Contributions	114	105
Plan Participant's Contributions	4	4
Fair Value of Assets at the End of the Year	---	---
Net Amount Recognized
Funded Status	(785)	(801)
Unrecognized Transition Obligation Asset	34	43
Unrecognized Net Gain or Loss	(98)	(166)
Net Amount Recognized:	(849)	(924)
Amounts Recognized in the Statement of Financial Position
Accrued Benefit Liability-Current	(112)	(112)
Accrued Benefit Liability-Noncurrent	(737)	(812)
Net Amount Recognized	$(849)	$(924)
Weighted Average Assumptions at the End of the Year
Discount Rate	6.00%	6.00%
Assumed Health Care Cost Trend Rates
Health Care Cost Trend Rate Assumed for Next Year	10.00%	11.00%
Ultimate Rate	5.00%	5.00%
Year that the Ultimate Rate is Reached	2015	2015

Net Periodic Benefit Cost
	Year Ending
	December 31
In thousands	2009	2008	2007

Interest Cost	$45	$53	$48
Amortization of Net (Gain) or Loss	(15)	---	(23)
Amortization of Transition Obligation/(Asset)	9	9	9
Total Net Periodic Benefit Cost	$39	$62	$34
Weighted Average Assumptions
Discount Rate	6.00%	6.00%	6.00%
Assumed Health Care Cost Trend Rates
Health Care Cost Trend Rate Assumed for Current Year	11.00%	11.00%	11.00%
Ultimate Rate	5.00%	5.00%	5.00%
Year that the Ultimate Rate is Reached	2015	2015	2014

Impact of One-Percentage-Point Change in Assumed Health Care Cost Trend Rates
	Increase	Decrease
Effect on Service Cost & Interest Cost	$2	$(2)
Effect on Postretirement Benefit Obligation	$33	$(31)

Contributions
Artesian Water expects to contribute $108,000 to its postretirement benefit plan in 2010.
The following table represents the benefits expected to be paid:

In thousands	Other Benefits

2010	$108
2011	105
2012	100
2013	94
2014	87
2015 through 2019	311
$805

NOTE 10

COMMITMENTS AND CONTINGENCIES

Leases

In October 1997, Artesian Water entered into a 33-year operating lease for a parcel of land with improvements located in South Bethany, a municipality in Sussex County, Delaware.  The annual lease payments increase each year by the most recent increase in the Consumer Price Index for Urban Workers, CPI-U, as published by the U.S. Department of Labor, Bureau of Labor Statistics.  Rental payments for 2009, 2008 and 2007 were $12,600, $12,600, and $11,900, respectively.  The future minimum rental payment as disclosed in the following table is calculated using CPI-U as of October 31, 2009.

During 2003, Artesian Resources entered into a 40-year easement agreement to acquire an easement to access, operate, maintain, repair, improve, replace and connect Artesian’s water system to a well, including a parcel of land around the well.  Easement payments for 2009, 2008 and 2007 were $29,000, $29,000 and $28,000, respectively.

In October 2006, Artesian Water entered into a 3-year contract for office space located in Sussex County, Delaware.  In October 2009 the contract term was extended for an additional year.  Rent payments for 2009, 2008 and 2007 were $48,000, $46,000 and $43,000, respectively.

Artesian Wastewater entered into a perpetual agreement for the use of approximately 460 acres of land in Sussex County, Delaware for wastewater disposal.  Beginning January 2007, Artesian Wastewater is required to pay a minimum of $40,000 per year for the use of this land.  Once disposal operations begin, the monthly fee will be contingent on the average number of gallons of wastewater disposed on the properties.  Payments for 2009, 2008 and 2007 were $40,000 each year.  The agreement can be terminated by giving 180-day notice prior to the termination date.

During September 2007, Artesian Water entered into a 3-year contract for office space located in New Castle County, Delaware.  This location is used as general office space while the Artesian Water main office space is being renovated.  Rent payments during 2009, 2008 and 2007 were $79,000, $77,000 and $25,000, respectively.

Future minimum annual rental payments under the above mentioned lease obligations for the years subsequent to 2009 are as follows:

In thousands
2010	$151
2011	44
2012	44
2013	46
2014	46
2015 through 2042	1,639
$1,970

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

The Chester Water Authority sent us a notice on February 19, 2008 of a rate increase, effective July 1, 2008.  We received a second notice of a rate increase on March 16, 2009, effective July 1, 2009.  The minimum annual purchase commitments for all interconnection agreements for 2010 through 2014 and the aggregate total for the years 2015 through 2021, calculated at the noticed rates, are as follows:

In thousands
2010	$3,382
2011	3,382
2012	3,391
2013	3,382
2014	3,382
2015 through 2021	23,692
$40,611

Expenses for purchased water were $3,234,000, $2,960,000, and $2,775,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Other Commitments

In 2005, Artesian Water entered into a 6-year agreement with Utility Service Co., Inc. to clean and paint tanks from 2006 to 2011 for $1,872,000.  The tank painting expense for 2009, 2008 and 2007 was $358,000, $425,000, and $416,000.  The expenditures committed for the years subsequent to 2009 are as follows:

In thousands
2010	$374
2011	250
$624

Budgeted mandatory utility plant expenditures, due to planned governmental highway projects, which require the relocation of Artesian Water's water service mains, expected to be incurred in 2010 through 2014 are as follows:

In thousands
2010	$1,410
2011	2,250
2012	1,325
2013	1,000
2014	400
$6,385

The exact timing and extent of these relocation projects is controlled primarily by the Delaware Department of Transportation.

NOTE 11

NORTHERN SUSSEX REGIONAL WATER RECYCLING COMPLEX, LLC

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC, for the design, construction and operation of the Northern Sussex Regional Water Recycling Complex, a wastewater treatment facility to be located in Sussex County, Delaware.  NSRWRC was created for the sole purpose of developing the treatment facility site, which once constructed, will be operated by Artesian Wastewater.  The Company has determined that NSRWRC constitutes a variable interest entity, or VIE, as defined by FASB ASC Topic 810.  See Note 1 – Summary of Significant Accounting Policies-Basis of Presentation.

The Company, by contract, has control over the design and construction of the treatment facility.  NSRWRC is financially responsible for designing and building the treatment facility.  Under the terms of the agreement, Artesian Resources acts as the guarantor of a $10 million construction loan, secured by a 75 acre parcel purchased by NSRWRC on July 1, 2008 for approximately $5 million.  The interest rate on the construction loan is variable based on LIBOR Advantage Rate plus 225 basis points.  The construction loan includes provisions that require Artesian Resources to assume the debt and all liabilities arising from that debt under certain circumstances, including the bankruptcy of NSRWRC.  In the event of default by NSRWRC, Artesian Resources shall pay NSRWRC's obligations due to the financial institution; or on demand of the financial institution immediately deposit all amounts due under the obligation.  As of December 31, 2009, approximately $7.5 million has been drawn on the loan, which is included in the Lines of Credit on our Consolidated Balance Sheet.  As of December 31, 2009, approximately $7.8 million is included in non-utility property and was comprised of the land and construction in progress of the facility.  The entire capitalization of NSRWRC is comprised of the amounts borrowed against the $10 million construction loan.  In connection with the purchase of the treatment facility site, as of June 30, 2008, Artesian Utility agreed to commit $3.0 million to NSRWRC, payable in 10 equal annual installments, which commenced on June 30, 2008.  In April 2009, Artesian Utility agreed to accelerate two of its payments to NSRWRC in exchange for a $450,000 reduction in the total commitment.  Artesian Utility made a $900,000 payment to NSRWRC, which included the June 30, 2009 payment and the acceleration of two payments, or $600,000.  As a result of the reduction in the commitment and the acceleration of the payments, the remaining balance of $1,350,000 will be repaid over the next 5 years with a final payment of $150,000 due on June 30, 2014.  There has been a nominal investment in NSRWRC by the owner of NSRWRC.  The treatment facility will be owned by NSRWRC until the initial loan for the construction of the treatment facility is repaid.  At that time, the treatment facility will be transferred to the Company for nominal value as contributed property.  Immediately following the transfer of the treatment facility and extinguishment of debt, NSRWRC will be dissolved.

NOTE 12

RELATED PARTY TRANSACTIONS

The Company has entered into transactions in the normal course of business with related parties.  The owner of NSRWRC is the sole owner of Meridian Architects and Engineers, LLC, or Meridian Architects, Meridian Enterprises, LLC, or Meridian Enterprises, and Meridian Consulting, LLC, or Meridian Consulting.  The Company has utilized Meridian Architects, Meridian Enterprises and Meridian Consulting for various consulting services during the year ended December 31, 2009.  For the year ended December 31, 2009, approximately $100,000 was paid to Meridian Architects, approximately $100,000 was paid to Meridian Enterprises and approximately $31,000 was paid to Meridian Consulting.  For the year ended December 31, 2008, approximately $450,000 was paid to Meridian Architects and approximately $478,000 was paid to Meridian Enterprises in connection with these consulting services.  Approximately $60,000 and $35,000 was paid to Meridian Enterprises for the years ended December 31, 2009 and December 31, 2008, respectively, for office space rental.  Also, for the years ended December 31, 2009 and December 31, 2008, the Company had accounts receivable balances for engineering services due from the following entities, all of which are owned by the owner of NSRWRC:  Meridian Architects of approximately $58,000 and $51,000, Landlock, LLC of approximately $228,000 and $109,000, Triple D Double S, LLC of approximately $70,000 and $30,000 and Peninsula Square, LLC of approximately $32,000 and $9,000.  A portion of the accounts receivable balance, approximately $187,000, is over one year old.  In addition, for the years ended December 31, 2009 and December 31, 2008, related party revenue for engineering services is as follows:  Meridian Architects of approximately $10,000 and $48,000, Landlock, LLC of approximately $119,000 and $123,000, Triple D Double S, LLC of approximately $40,000 and $30,000 and Peninsula Square, LLC of approximately $24,000 and $9,000.  All services were provided in the ordinary course of business at fees and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.

NOTE 13

GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Pennsylvania and Artesian Maryland provide water utility service to customers within their established service territory in all three counties of Delaware and in portions of Pennsylvania and Maryland, pursuant to rates filed with and approved by the DEPSC, the PAPUC and the MDPSC.  As of December 31, 2009, Artesian Water was serving 76,900 customers, Artesian Water Pennsylvania was serving 38 customers and Artesian Maryland was serving 173 customers.

Artesian Wastewater began providing wastewater services to a community in Sussex County, Delaware in July 2005.  The DEPSC approved the temporary rates for this community on July 15, 2005, and on January 24, 2006, approved the rates and tariff.  As of December 31, 2009, Artesian Wastewater was serving 729 customers, the majority of which is located in Sussex County, Delaware.

NOTE 14

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

As permitted by law, on June 21, 2008, we placed temporary rates into effect, designed to generate an increase in annual operating revenue of approximately 5.0%, or $2.5 million on an annualized basis, until new rates were approved by the DEPSC.  Also pursuant to law, on December 17, 2008, we placed temporary rates into effect, designed to generate an additional increase in annual operating revenue of approximately 10% or $5.0 million on an annualized basis, given that the rate case had not been concluded in a seven month period.

On August 19, 2009, Artesian Water, DEPSC, the Division of the Public Advocate and Christiana Care Health Services, Inc. entered into an agreement to settle Artesian Water’s April 2008 application for an increase in rates.  PSC Order No. 7657 was signed by the DEPSC on September 22, 2009, approving the settlement agreement, which made the existing 15% temporary increase in base rates permanent.  Since the rate was equal to the 15% temporary increase in rates charged to customers since December 17, 2008, Artesian Water was not required to refund any amounts to customers.  This settlement also included the agreement that Artesian Water will not apply for a further rate increase for an 18-month period from the date of the DEPSC’s order closing this application.  It was also agreed that the revenue recovered by the Company pursuant to the settlement does not include any recovery of funds attributable to state income tax expense, as it is unlikely that any state income tax will be paid by Artesian Water during the rate effective period.

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

NOTE 15

NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.  The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Year
	Ended December 31,
	2009	2008	2007
	(in thousands)

Average common shares outstanding during the period for Basic computation	7,454	7,353	6,787
Dilutive effect of employee stock options	58	74	149
Average common shares outstanding during the period for Diluted computation	7,512	7,427	6,936

For the year ended December 31, 2009, employee stock options to purchase 288,740 shares of common stock were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during this period.

The Company has 15,000,000 authorized shares of Class A Common Stock, or Class A Stock, and 1,040,000 shares of Class B Common Stock, or Class B Stock.  As of December 31, 2009, 6,625,778 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  As of December 31, 2008, 6,519,382 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  As of December 31, 2007, 6,418,581 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  The par value for both classes is $1.00 per share.  For the years ended December 31, 2009, December 31, 2008 and December 31, 2007, the Company issued 106,396, 100,801 and 1,214,521 shares of Class A Stock, respectively.

Equity per common share was $12.23, $11.94 and $12.54 at December 31, 2009, December 31, 2008 and December 31, 2007, respectively.  These amounts were computed by dividing common stockholders' equity by the weighted average number of shares of common stock outstanding on December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

NOTE 16

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table is derived from quarterly unaudited consolidated statements of operations for the years ended December 31, 2009 and 2008.  Quarterly basic per share amounts do not add to the full year total due to rounding.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
In thousands (except per share data)	2009	2008	2009	2008	2009	2008	2009	2008

Operating revenues	$13,876	$12,270	$15,370	$13,903	$16,161	$15,656	$15,505	$14,356
Operating income	$2,828	$1,936	$3,676	$2,917	$3,851	$4,030	$3,291	$3,023
Net income applicable to common stock	$1,607	$999	$1,997	$1,529	$2,112	$2,593	$1,546	$1,297

Income per common share
Basic	$0.22	$0.14	$0.27	$0.21	$0.28	$0.35	$0.21	$0.18
Diluted	$0.22	$0.13	$0.27	$0.21	$0.28	$0.35	$0.20	$0.17

NOTE 17

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued authoritative guidance which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance thus eliminating the diversity in practice.  This new guidance is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The Company does not expect a material impact on the Company's financial statements due to the adoption of this guidance.

In August 2009, the FASB issued an ASU which provides guidance on the measurement of liabilities at fair value.  The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets.  If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles.  The Company adopted this guidance in the quarter ended September 30, 2009 and there was no material impact on the Company's financial statements.

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

In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for variable interest entities, or VIEs.  The model for determining which enterprise has a controlling financial interest and is the primary beneficiary of a VIE has changed significantly under the new guidance.  Previously, variable interest holders had to determine whether they had a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity.  In contrast, the new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity, and if so, whether it is the primary beneficiary.  Furthermore, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events.  This revised guidance also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited.  The Company does not expect that the adoption of this statement will have a material impact on the financial statements.  Information regarding the Company’s involvement with variable interest entities is included in Note 11 - Northern Sussex Regional Water Recycling Complex, LLC.

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

In April 2009, the FASB issued revised authoritative guidance requiring disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required.  This guidance was adopted by the Company for the period ended June 30, 2009.  As this guidance provides only disclosure requirements, the application of this standard did not impact the Company’s financial statements.  See Note 2 — Fair Value of Financial Instruments.

In April 2009, the FASB issued authoritative guidance clarifying that fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions.  This guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability.  If there has, transactions or quoted prices may not be determinative of fair value and a significant adjustment may need to be made to those prices to estimate fair value.  Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced).  If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value.  If the transaction is not orderly, other valuation techniques must be used when estimating fair value.  This guidance must be applied prospectively for interim periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the financial statements.

NOTE 18

SUBSEQUENT EVENTS

Revolving Credit Agreement with CoBank, ACB:

On January 19, 2010, Artesian Water entered into a Revolving Credit Agreement, or the CoBank Agreement, with CoBank, ACB, or CoBank.  The CoBank Agreement provides that CoBank will make loans to the Company from time to time, not to exceed $20 million, expiring on January 18, 2011, or the Maturity Date.  The CoBank Agreement allows for the financing of operations of Artesian Water and up to $10 million for the operations of Artesian Water Maryland, Inc.  Interest rates on the CoBank Agreement are based on one of the following interest rate options.
(1)	At a rate per annum equal to the rate of interest established by CoBank on the first business day of each week.
(2)	At a fixed rate per annum to be quoted by CoBank in its sole discretion in each instance.
(3)	At a fixed rate per annum equal to the LIBOR plus 1.50%.
Subject to certain limited exceptions, the Company shall select the applicable rate option each time a loan is requested.  Interest payments are due monthly and the principal amount outstanding can be repaid at any time, subject to a prepayment surcharge if paid prior to the Maturity Date.

The Company’s obligations are secured by a first priority lien on all equity of CoBank currently owned or acquired in the future by the Company and any proceeds thereof.  The CoBank Agreement contains certain covenants, including but not limited to, covenants committing the Company to purchase equity in CoBank as required by CoBank from time to time, restricting the Company’s ability to incur additional indebtedness, make certain investments, and pay dividends or other distributions above a specified threshold and requiring the Company to have an EBITDA to total interest expense ratio of not greater than 2.5 to 1 at the end of each fiscal year.  The CoBank Agreement contains customary events of default, including, but not limited to, the occurrence of payment default, a covenant default, a failure to pay when due any other indebtedness of the Company and an event of default under certain other indebtedness of the Company.  In the event of a default by the Company, the interest rate will be increased to the specified default rate, CoBank may stop making additional credit available, and require the Company to repay its entire debt immediately.

Demand Line of Credit Agreement with Citizens Bank of Pennsylvania:

On January 19, 2010, Artesian Resources and each of its subsidiaries entered into a Demand Line of Credit Agreement, or the Citizens Agreement, with Citizens Bank of Pennsylvania, or Citizens.  The Citizens Agreement provides for a $40 million Demand Line of Credit, or Line of Credit, which may be used by the Company for short-term working capital needs, investments in facilities or equipment or letters of credit only.  The Citizens Agreement provides that Citizens will make loans to the Company from time to time, not to exceed $40 million, expiring on the earlier of January 18, 2011 or any date on which Citizens demands payment.  The Citizens Agreement is a demand loan facility and therefore Citizens may demand payment under the Citizens Agreement for any outstanding amounts at any time.  In the event that Citizens makes a demand for payment, Citizens may increase the interest rate to the specified default rate, stop making additional credit available and require the Company to repay the entire principal balance and any accrued interest immediately.  Interest rates on the Citizens Agreement are based on LIBOR.  Interest payments are due monthly and the principal amount outstanding can be repaid at anytime.

The Company is required to maintain its primary operating account with Citizens and the Company’s obligations are secured by a lien on all of the property of the Company or its affiliates in the possession of Citizens or any of its affiliates, including but not limited to any deposit, trust or agency account or any other bank account with Citizens or any of its affiliates.  The Citizens Agreement also contains certain customary operating covenants.

Due to the execution of the CoBank Agreement and the Citizens Agreement, the previously existing lines of credit held by Artesian Water, Artesian Utility Development, Inc. and Artesian Wastewater Management, Inc. were terminated.

Financing Agreement with the Delaware Drinking Water State Revolving Fund

On February 12, 2010, Artesian Water entered into a Financing Agreement, or DWSRF Agreement, with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health, or the Department.

The Department makes loans to and acquires obligations from eligible persons in Delaware to finance the costs of drinking water facilities in accordance with the Federal Safe Drinking Water Act using funds from the Delaware Safe Drinking Water Revolving Fund, or the Fund.  The Company has been given a loan of approximately $3.9 million, or the Loan from the Fund to finance all or a portion of the cost of improvements and upgrades to specific water mains in service areas located in New Castle County, Delaware (collectively, the “Project”).  In accordance with the DWSRF Agreement, the Company will from time to time request funds under the Loan as it incurs costs in connection with the Project.  The Company shall pay to the Department, on the principal amount drawn down and outstanding from the date drawn, interest at a rate of 1.705% per annum and an administrative fee at the rate of 1.705% per annum.  Interest and administrative fees accrue starting on the closing date, with initial payment commencing in August 1, 2010 and semiannually thereafter.  Upon completion of the Project, the Company will begin making semiannual principal payments on the outstanding principal amount, in addition to the interest and administrative fees, with unpaid balances due and payable in full on February 1, 2031.

The DWSRF Agreement contains customary events of default, including, but not limited to, the occurrence of payment default and a covenant default.  In the event of a default by the Company, the Department may stop making additional funds available, and require the Company to repay its entire debt immediately.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Artesian Resources Corporation
Newark, Delaware

We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation as of December 31, 2009 and 2008 and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artesian Resources Corporation at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Artesian Resources Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2010 expressed an unqualified opinion thereon.

/s/BDO Seidman, LLP
Bethesda, Maryland
March 11, 2010

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. - CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of Artesian Resources Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2009, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.  Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that Artesian Resources Corporation’s disclosure controls and procedures as of December 31, 2009 were (1) designed to ensure that material information relating to the Company and its subsidiaries is made known to the chief executive officer and the chief financial officer by others within those entities, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  A control system cannot provide absolute assurance, however, that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Artesian Resources Corporation’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework.”  Based on this assessment, Management determined that at December 31, 2009, the Corporation’s internal control over financial reporting was effective.

(c)  Attestation Report of the Registered Public Accounting Firm

The effectiveness of Artesian’s internal control over financial reporting as of December 31, 2009 has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(d)  Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting, occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s  internal control over financial reporting.

Date: March 11, 2010

CHIEF EXECUTIVE OFFICER:	CHIEF FINANCIAL OFFICER:

/s/ DIAN C. TAYLOR	/s/ DAVID B. SPACHT
Dian C. Taylor	David B. Spacht

ITEM 9B. – OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

Board of Directors and Shareholders
Artesian Resources Corporation
Newark, Delaware

We have audited Artesian Resources Corporation’s (“the Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Artesian Resources Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Artesian Resources Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Artesian Resources Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2009 and our report dated March 11, 2010 expressed an unqualified opinion thereon.

/s/BDO Seidman LLP
Bethesda, Maryland

March 11, 2010

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Dian C. Taylor	64
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

Kenneth R. Biederman	66
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

John R. Eisenbrey, Jr.	54
Director since 1993 - Small Business Executive.  Owner and President of Bear Industries, Inc., a privately held contracting firm, for more than twenty-five years.  Mr. Eisenbrey is also co-owner and President of Peninsula Masonry Inc.   Mr. Eisenbrey is the nephew of Dian C. Taylor and the cousin of Nicholle R. Taylor.  He serves on the Audit; Governance and Nominating; and Compensation Committees.

Nicholle R. Taylor	42
Director since 2007 - Vice President of Artesian Resources Corporation and its subsidiaries - Ms. Taylor has served as an officer since May 2004.  Ms. Taylor has been employed by the Company since 1991 and has held various management level and operational positions within the Company.  Ms. Taylor is the niece of Dian C. Taylor and the cousin of John R. Eisenbrey, Jr.

William C. Wyer	63
Director since 1991 - Business Consultant with Wyer Group, Inc. since September 2005.  Previously, Mr. Wyer served as Managing Director of Wilmington Renaissance Corporation (formerly Wilmington 2000) from January 1998 to August 2005.  Wilmington Renaissance Corporation is a private organization seeking to revitalize the City of Wilmington, Delaware.  Mr. Wyer served as a Director and member of the Audit Committee of GMAC Bank and its’ successor National Motors Bank, FBS since August 2001 through 2008.  President of All Nation Life Insurance and Senior Vice President of Blue Cross/Blue Shield of Delaware from September 1995 to January 1998.  Managing Director of Wilmington 2000 from May 1993 to September 1995.  Formerly President of Wyer Group, Inc. from 1991 to 1993 and Commerce Enterprise Group from 1989 to 1991, both of which are management-consulting firms specializing in operations reviews designed to increase productivity, cut overhead and increase competitiveness, and President of the Delaware State Chamber of Commerce from 1978 to 1989.  He serves on the Executive; Audit; Strategic Planning, Budget and Finance; Governance and Nominating; and Compensation Committees.

Joseph A. DiNunzio	47
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

Bruce P. Kraeuter	60
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

Jennifer L. Finch	41
Vice President and Assistant Treasurer since February 2010.  Ms. Finch previously served as Chief Accounting Director for the Company and its subsidiaries since August 2008.  She currently serves as Chief Financial Officer of Artesian Consulting Engineers, Inc., one of the Company’s eight wholly owned subsidiaries.  Prior to joining the Company, Ms. Finch served as Chief Financial Officer of Handler Corporation, a home builder company located in Wilmington, Delaware.  Ms. Finch was employed by the Handler Corporation from 1994 through 2008.  During that time she held various accounting positions.

John J. Schreppler, II	53
Vice President, Assistant Secretary and General Counsel of Artesian Resources Corporation and its subsidiaries since July 2000.  Prior to joining the Company, he practiced law in Wilmington, Delaware as John J. Schreppler, II P.A. from February 1999, and before that as a partner in The Bayard Firm from 1988 to 1999.

David B. Spacht	50
Chief Financial Officer and Treasurer of Artesian Resources Corporation and its subsidiaries since January 1995, except that he has not been Chief Financial Officer of the wholly owned subsidiary Artesian Consulting Engineers, Inc. since May 2009.  The Company has employed Mr. Spacht since 1980 and he has held various executive and management level positions within the Company.

John M. Thaeder	52
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

In accordance with the provisions of the Company's By-laws, the Board is divided into three classes.  Members of each class serve for three years and one class is elected each year to serve a term until his or her successor shall have been elected and qualified or until earlier resignation or removal.  Nicholle R. Taylor and William C. Wyer have been nominated for election to the Board of Directors at the shareholders Annual Meeting to be held May 18, 2010.

Director Compensation

In May 2009, Directors received an annual retainer fee of $12,500 paid in advance.  The chair of the Audit Committee received an annual retainer of $3,500.  The other members of the Audit Committee received an annual retainer fee of $2,500.  The chairs of the remaining standing committees received an annual retainer of $1,000.  Each director received $1,500 for each Board meeting attended, $1,000 for each committee meeting attended on the day of a regular board meeting and $1,500 for each committee meeting attended on any other day.   The Chair of the Audit Committee received $1,500 for each committee meeting attended on the day of a regular board meeting and $2,000 for each committee meeting attended on any other day.  Each director received $450 per diem for workshops.

Effective January 1, 2010 each director will receive $2,000 for each Board meeting attended, $1,500 for each committee meeting attended on the day of a regular board meeting and $2,000 for each committee meeting attended on any other day.  In May 2010, Directors will receive an annual retainer fee of $16,000 paid in advance.  The chair of the Audit Committee will receive an annual retainer of $5,000.  The other members of the Audit Committee will receive an annual retainer fee of $3,000.  The chairs of the remaining standing committees will receive an annual retainer of $3,000.   Each director will receive $450 per diem for workshops.

In 2009, our Directors, other than Dian C. Taylor, whose fees as Director are included in the Summary Compensation Table, received the following compensation:

Director Compensation Table – 2009

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All other Compensation ($)(2)	Total ($)
Kenneth R. Biederman	66,400	17,290	---	83,690
John R. Eisenbrey, Jr.	58,400	17,290	---	75,690
Nicholle R. Taylor	31,400	17,290	---	48,690
William C. Wyer	64,900	17,290	14,571	96,761

(1)
On May 19, 2009 each Director received option grants of 6,750 shares of Class A Non-voting Common stock at exercise prices equal to the fair market value on the date of grant (last reported sale price on the date of grant) or $15.26.  All options are exercisable one year from the date of grant and with terms of ten years.  The grant date fair market value, computed in accordance with Financial Accounting Standard Board, Accounting Standards Codification Topic 718, or ASC718, based upon the assumptions made in the valuations as described in Note 1 of the 2009 Financial Statements, is reflected in the “Option Awards” column in the table above.  The aggregate number of option awards outstanding at December 31, 2009 for each Director is:

Option Shares Outstanding at December 31, 2009
Kenneth R. Biederman	65,250
John R. Eisenbrey, Jr.	69,139
Nicholle R. Taylor	31,500
William C. Wyer	65,250

(2)	$14,527 was paid for medical insurance premiums for Mr. Wyer and his spouse. In addition, Mr. Wyer receives a life insurance benefit from the Company.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2009, the members of our Compensation Committee were Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer.  None of our executive officers serves as a director or as a member of the compensation committee, or any other committee serving an equivalent function, of any entity that has one or more of its executive officers serving as members of our Compensation Committee or as a director of our Board.  No member of our Compensation Committee has ever been our employee.

Independence

In 2009, the Board of Directors determined that a majority of the Board of Directors met the independence requirements prescribed by the listing standards of the NASDAQ Global Select Market.

Audit Committee

The Audit Committee reviews the procedures and policies relating to the internal accounting procedures and controls of the Company, and provides general oversight with respect to the accounting principles employed in the Company’s financial reporting.  As part of its activities, the Audit Committee meets with representatives of the Company’s management and independent accountants.  The Audit Committee has considered the extent and scope of non-audit services provided to the Company by its outside accountants and has determined that such services are compatible with maintaining the independence of the outside accountants. The Audit Committee appoints and retains the Company’s independent accountants.  The Audit Committee has a charter delineating its purpose and functions.  The Audit Committee consists of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer.  The Board of Directors has also determined that each member of the Audit Committee meets the independence requirements prescribed by the listing standards of the NASDAQ Global Select Market and the rules and regulations of the Securities and Exchange Commission.  The Board of Directors has further determined that Mr. Biederman, a member of the Audit Committee, is an "audit committee financial expert" as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.  During 2009, the Audit Committee met five times.

Compensation Committee

The Compensation Committee reviews the compensation and benefits provided to key management employees, officers and directors and makes recommendations as appropriate to the Board.  The Committee also determines whether and what amounts should be granted under the Equity Compensation Plan and may make recommendations for amendments to the Plan.  The Compensation Committee has a charter delineating its purpose and functions.  The Compensation Committee is comprised of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer, three independent directors.  During 2009, the Compensation Committee met five times.

Consideration of Director Candidates

The Governance and Nominating Committee is comprised of three independent directors.  As part of the formalized nominating procedures, the committee makes recommendations for Director Nominations to the full Board.  Director candidates nominated by stockholders are considered in the same manner, provided the nominations are submitted to the Secretary and copied to the Chairman of the committee on a timely basis and in accordance with the Company’s by-laws.  Nominations for the election of directors for the 2010 Annual Stockholders’ Meeting were approved by the Governance and Nominating Committee.

When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Corporate Governance and Nominating Committee and the Board of Directors focused primarily on the information discussed in each of the Directors’ individual biographies.  In particular, in regards to Ms. Nicholle R. Taylor, the Board of Directors considered her extensive experience with the Company in a variety of positions thus giving her a clear perception of how the Company operates since this will enable the Board to know the Company’s current capabilities and limitations.  With regard to Mr. Wyer, the Board of Directors considered his extensive management experience with both local and national organizations which will help the Company as it grows from a local to a regional provider of water and wastewater services.  With regard to Ms. Dian C. Taylor, the Board of Directors considered her 18 years of experience as Chief Executive Officer and President of the Company, during which the Company has continuously expanded its service area, her knowledge of the complex issues facing smaller companies and strategic planning expertise.  With regard to Mr. Eisenbrey the Board of Directors considered the experience of a Small Business Executive that he brings to the organization.  Finally, with regard to Mr. Biederman, the Board of Directors considered his experience as a former State Treasurer of New Jersey and the former Dean of the College of Business and Economics at the University of Delaware, which gives him an unparalleled level of business knowledge.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, directors, officers and certain beneficial owners of the Company’s equity securities are required to file reports of their transactions in the Company’s equity securities with the Securities and Exchange Commission on specified due dates.  With respect to the fiscal year 2009, reports of transactions by all directors, officers and such beneficial holders were timely filed.  In making this statement, the Company has relied on the written representations of its directors, officers and holders of more than ten percent (10%) of either class of our outstanding common stock ten percent (10%) stockholders and copies of the reports that they filed with the Securities and Exchange Commission.

ITEM 11. – EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This discussion describes Artesian Resources Corporation’s (“Company” or “Artesian”) compensation program for its executive officers listed in the Summary Compensation Table that immediately follows this discussion.

Objectives of Artesian’s Compensation Program

The Compensation Committee believes that the compensation for Artesian’s executives should serve to attract, motivate and retain seasoned and talented executives responsible for successfully guiding and implementing the Company’s strategy.  Our strategy is to increase our customer base, revenues, earnings and dividends by expanding our water and wastewater services across the Delmarva Peninsula, thereby providing our shareholders with a long-term, satisfactory return on their investment.

To implement our strategy, it is critical that our executives remain focused on:

➢	ensuring superior customer service;

➢	continuously improving our efficiency and performance;

➢	managing risk appropriately;

➢	expanding our franchised service territory and customer base at a consistent and sustainable rate - including by acquisitions - where growth is strong and demand is increasing;

➢	identifying and developing dependable sources of supply;

➢	constructing and maintaining reliable treatment facilities and water delivery and wastewater collection systems;

➢	developing and continuing positive relationships with regulators, municipalities, developers and customers in both existing and prospective service areas; and

➢	developing a skilled and motivated work force that is adaptive to change.

To accomplish our strategy, our compensation program’s objectives are to:

➢	provide compensation levels that are competitive with those provided by other companies with which we may compete for executive talent;

➢	motivate and reward contributions and performance aligned with the Company’s objectives; and

➢	attract and retain qualified, seasoned executives.

The compensation program rewards overall qualitative contributions and performance of each individual towards the Company’s strategy.

Elements of Artesian’s Compensation Program

The elements of Artesian’s compensation program include:
➢	Base Salary

➢	Cash Bonus Award

➢	Equity Compensation as may be awarded under the 2005 Equity Compensation Plan

The Company’s executive compensation program does not provide for:
➢	Severance or post-termination agreements

➢	Post-retirement benefits

➢	Defined benefit pension benefits or any supplemental executive retirement plan benefits

➢	Non-qualified deferred compensation

➢	Change-in-Control agreements

Compensation Process

In determining competitive levels of compensation, the Compensation Committee considers publicly available information regarding the compensation of executives of other U.S. investor-owned water utilities and information available from studies periodically performed by compensation consultants for the Company.

Recognizing the severe economic disruptions impacting the country, the Compensation Committee decided to make no change to executive compensation in 2009 and the Company’s compensation consultant was not requested to update their last compensation analysis.

In their last analysis dated April 14, 2008, the Company’s compensation consultant, Astron Solutions, analyzed the base pay of comparative executive positions in three different labor markets to determine the Company’s competitive position.  Salary survey data for water utilities of a similar size to Artesian were selected for use by the compensation consultant for a first market analysis.  For a second market analysis, salary survey data for all organizations of a similar size to Artesian in the local Newark, Delaware area were selected for use by the compensation consultant.  For a third market analysis, the compensation consultant selected salary survey data for the Mid-Atlantic region for use.

The compensation consultant selected four surveys for use in their market analysis:
➢	AWWA Water Utility Compensation Survey
➢	ERI Salary Assessor
➢	Watson Wyatt Report on Top Management Compensation
➢	William M. Mercer Benchmark Database, Executive Positions

Matches to the salary surveys were based on job duties and experience requirements, not job titles.  The market average of the 25th, 50th and 75th percentiles of base pay were reported by the compensation consultant, with minimum, midpoint and maximum pay ranges set for each executive based upon the 50th percentile average base pay market data.  Base pay compensation falling within 10% of the target market level was considered market competitive by the compensation consultant, noting that the market data do not take into account years of experience of incumbents in their position or their job performance.  The compensation consultant found Artesian’s executive compensation to be competitive at the 50th percentile of the market.

The Compensation Committee uses the ranges provided by the consultant as a guide in determining the individual compensation levels of the executive officers.  In addition, the Committee qualitatively considers the overall contributions made by the Chief Executive Officer and each other executive towards the Company’s strategic objectives.  The Compensation Committee also considers recommendations made by the Chief Executive Officer regarding compensation for other executives based upon her determination of individual contribution and performance.

Base Salary

Base salaries for Company executives are set at levels considered appropriate to attract and retain seasoned and talented personnel.  The Compensation Committee determines actual base salaries for each executive other than the Chief Executive Officer based upon:
➢	recommendations provided by the Chief Executive Officer;

➢	market rate for the position as provided by the Company’s compensation consultant;

➢	internal equity with other executives and Company personnel;

➢	individual executive performance; and

➢	individual contributions to the Company’s strategic objectives.

The Compensation Committee considers the same factors in determining the base salary of the Chief Executive Officer, without any recommendation by the Chief Executive Officer.

Recognizing the severe economic disruptions impacting the country, the Compensation Committee made no changes to any executive’s base salary in 2009.

Cash Bonus and Equity Compensation Awards

Generally each spring, the Compensation Committee determines whether any Cash Bonus and/or Equity Compensation Award should be granted to any of the executives.  The Cash Bonus and Equity Compensation Awards are intended to reward executives for their contributions towards meeting the Company’s strategic objectives.  Cash Bonus and Equity Compensation Awards are entirely discretionary and are based upon a qualitative assessment conducted by the Compensation Committee in the case of the Chief Executive Officer and by the Compensation Committee and the Chief Executive Officer in the case of other executives.  The bonus compensation awarded to the executives was determined based on their performance as a team and each executive other than the Chief Executive Officer was awarded the same level of cash bonus in each of the last three years.

Equity compensation may be awarded by the Board of Directors under the Company’s 2005 Equity Compensation Plan, which provides for the grants of stock options, stock units, stock awards, dividend equivalents and other stock-based awards.  The 2005 Equity Compensation Plan is meant to encourage recipients of such grants to contribute materially to the growth of the Company, for the benefit of the Company’s shareholders, and to align the economic interests of the recipients with those of shareholders.  Stock bonuses under the Plan were granted to executives in 2006.  In addition, as reported in the Outstanding Equity Awards at Year End table, the Company’s executives have stock options available for exercise that were granted in prior years.  Based upon these factors, additional compensation in each of the last three years was awarded to executives in the form of cash bonuses, with the 2009 bonus delayed until December.  Based on the efforts of the executives to maintain financial performance and continue progress on our strategic objectives during difficult economic conditions, the Compensation Committee determined that a cash bonus award was warranted, but that it should not be in an amount greater than awarded in the prior year.

Generally each May, the Compensation Committee of the Board of Directors considers the grant of stock options for Directors.  Consistent with the grant made to all Directors, Dian C. Taylor and Nicholle R. Taylor on May 19, 2009 each received grants of 6,750 shares of Class A Non-voting stock at an exercise price equal to the fair market value on the date of grant (last reported sale price on that date), exercisable one year from the date of grant and with terms of ten years from the date of grant.  Dian C. Taylor and Nicholle R. Taylor also each received grants of 6,750 shares of Class A Non-voting Common stock on May 14, 2008 under the same terms as the 2009 options.  Dian C. Taylor also received a grant of 6,750 shares of Class A Non-voting Common stock on May 16, 2007 under the same terms as the 2009 option.  Nicholle R. Taylor was appointed to the Board of Directors in December 2007.  Nicholle R. Taylor is an executive officer not included in the summary compensation table.

Other Compensation

Both Dian C. Taylor and Nicholle R. Taylor receive compensation for their services as Directors, which compensation is equivalent to that provided to all other Directors, for retainers and Board and Committee meeting fees.  See “Director Compensation.”

Artesian’s executives are eligible to participate in the same employee benefit plans and on the same basis as other Artesian employees, with the exception that executive officers are reimbursed for eligible medical expenses not otherwise covered by the Company’s medical insurance plan under the Officer’s Medical Reimbursement Plan.  Amounts reimbursed are included in the “All Other Compensation” column in the Summary Compensation Table that follows this discussion.

The Role of Management in the Executive Compensation Process

Our Director of Human Resources assists the Compensation Committee by preparing and providing information showing:
➢	current executive compensation levels;

➢	executive compensation recommendations made by the Chief Executive Officer;

➢	salary grade minimum, midpoint and maximums for each executive as recommended by the Company’s compensation consultant;

➢	actual base salary, cash bonus and equity compensation for each of the prior three years for each executive;

➢	copy of the most recent compensation study performed by Astron Solutions;

➢
copies of proxies for the investor-owned water companies of Aqua America, Inc., California Water Company, Connecticut Water Company, Middlesex Water Company, Pennichuck Water Company, Southwest Water Company and York Water Company; and

➢	analysis of water industry entities comparing Artesian to those water companies in terms of market capitalization, number of customers, number of employees, total assets and revenues.

Our Chief Executive Officer meets with the Compensation Committee and provides input regarding the contributions of each executive towards the Company’s strategic objectives and each executive’s overall performance that formed the basis for her recommendations to the Compensation Committee.  The final decisions regarding compensation for each executive are made by the Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

The Compensation Committee,

William C. Wyer, Chairman
Kenneth R. Biederman
John R. Eisenbrey, Jr.

The following table sets forth a summary of the compensation earned by the Chief Executive Officer, Chief Financial Officer and the next three highest paid executive officers whose annual salaries and bonuses exceeded $100,000 for the fiscal year 2009.

Summary Compensation Table for 2009:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)(2),(3),(4)	Total ($)

Dian C. Taylor, Chair, CEO & President	2009	390,225	81,750	N/A	17,290	82,866	572,131
	2008	380,801	72,300	N/A	24,299	97,149	574,549
	2007	353,076	81,450	N/A	32,715	75,044	542,285

David B. Spacht, Vice President, Chief Financial Officer & Treasurer	2009	236,250	38,000	N/A	N/A	28,197	302,447
	2008	232,356	37,300	N/A	N/A	28,019	297,675
	2007	211,999	36,450	N/A	N/A	25,492	273,941

Joseph A. DiNunzio, Executive Vice President & Secretary	2009	270,300	37,250	N/A	N/A	26,840	334,390
	2008	265,004	35,700	N/A	N/A	26,606	327,309
	2007	249,629	35,700	N/A	N/A	23,015	308,344

Bruce P. Kraeuter, Vice President of Planning and Engineering	2009	236,250	37,250	N/A	N/A	28,987	302,487
	2008	211,858	37,300	N/A	N/A	26,679	275,837
	2007	214,460	36,450	N/A	N/A	22,917	273,827

John M. Thaeder, Senior Vice President of Operations	2009	254,400	37,250	N/A	N/A	17,044	308,694
	2008	249,415	35,700	N/A	N/A	18,508	303,624
	2007	227,922	35,700	N/A	N/A	13,524	277,146

(1)
On May 19, 2009 Dian C. Taylor received option grants of 6,750 shares of Class A Non-voting Common stock at exercise prices equal to fair market value on the date of grant (last reported sale price on the date of grant), exercisable one year from the date of grant and with a term of ten years.  On May 14, 2008 and May 16, 2007, Ms. Taylor received option grants of 6,750 shares of Class A Non-voting Common stock under the same terms as the 2009 options.  The fair market value, computed in accordance with ASC 718, based upon the assumptions made in the valuation as described in Note 1 of the 2009 Financial Statements, is reflected in the “Option Awards” column in the table above.

(2)
Under the Company’s defined contribution 401(k) Plan, the Company contributes two percent of an eligible employee's gross earnings.  The Company also matches fifty percent of the first six percent of the employee's gross earnings that the employee contributes to the 401(k) Plan.  In addition, all employees hired before April 26, 1994 and under the age of sixty at that date are eligible for additional contributions to the 401(k) Plan.  Employees over the age of sixty at that date receive Company paid medical, dental and life insurance benefits upon retirement.  The Company will not provide such benefits to any other current or future employees.  In 2009, Company contributions to the 401(k) Plan under terms available to all other employees based upon their years of service and plan eligibility were made in the amounts of:

Dian C. Taylor	$24,500
David B. Spacht	$26,000
Joseph A. DiNunzio	$24,800
Bruce P. Kraeuter	$23,600
John M. Thaeder	$12,250

(3)
Executive officers are reimbursed for eligible medical expenses not otherwise covered by the Company’s medical insurance plan under the Officer’s Medical Reimbursement Plan.  Amounts reimbursed are included in the “All Other Compensation” column in the table above.  Dian C. Taylor received reimbursements of $11,982 in 2009.

(4)
Also included in the “All Other Compensation” column in the table above are amounts received by Dian C. Taylor as compensation for attendance at meetings of the Board and its committees in 2009 totaling $35,900, golf club dues of $3,206, security provided at her personal residence of $5,653 and personal use of a company-owned vehicle.

Grants of Plan-Based Awards Table – 2009

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock & Option Awards ($)

Dian C. Taylor	May 19, 2009	N/A	6,750	15.26	17,290

Ms. Dian C. Taylor and was granted an option award on May 19, 2009 as noted in the table above.  The Class A Non-Voting Common stock shares available under the grant have an exercise price equal to fair value on the date of grant (last reported sale price on the date of grant), become exercisable one year after the date of grant, are for a term of ten years from the date of grant, and automatically terminate upon the first occurrence of:

(i)
The expiration of the 90-day period after the Grantee ceases to provide service to the Company, if the termination of service is for any reason other than Disability, death or Cause (as defined in the award);

(ii)	The expiration of the one year period after Grantee ceases to provide service to the Company on account of her Disability;

(iii)
The expiration of the one year period after Grantee ceases to provide service to the Company, if she dies while providing service to the Company or within 90 days after the she ceases to provide such services on account of a termination described in (i) above; or

(iv)
The date on which Grantee ceases to provide service to the Company for Cause.  In addition, notwithstanding the prior provisions, if Grantee engages in conduct that constitutes Cause after her employment or service terminates, the Option shall immediately terminate.

Outstanding Equity Awards at Fiscal Year-End Table – 2009

	Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date

Dian C. Taylor	6,750	0	9.28	5/31/2010
	6,750	0	9.76	5/30/2011
	6,750	0	12.40	6/5/2012
	6,750	0	13.30	5/21/2013
	6,750	0	16.13	5/26/2014
	11,250	0	19.70	12/20/2015
	6,750	0	21.11	5/12/2016
	6,750	0	19.59	5/16/2017
	6,750	0	18.43	5/14/2018
	0	6,750(1)	15.26	5/19/2019

David B. Spacht	6,750	0	10.85	5/30/2011
	6,750	0	12.40	6/5/2012
	6,750	0	14.85	5/21/2013
	6,750	0	16.13	5/26/2014
	11,250	0	19.70	12/20/2015

Joseph A. DiNunzio	11,250	0	10.85	5/30/2011
	6,750	0	12.40	6/5/2012
	6,750	0	14.85	5/21/2013
	6,750	0	16.13	5/26/2014
	11,250	0	19.70	12/20/2015

Bruce P. Kraeuter	5,750	0	10.85	5/30/2011
	6,750	0	12.40	6/5/2012
	6,750	0	14.85	5/21/2013
	6,750	0	16.13	5/26/2014
	11,250	0	19.70	12/20/2015

John M. Thaeder	6,750	0	10.85	5/30/2011
	6,750	0	12.40	6/5/2012
	6,750	0	14.85	5/21/2013
	6,750	0	16.13	5/26/2014
	11,250	0	19.70	12/20/2015

(1)              The option grant for 6,750 will vest on May 19, 2010.

Option Exercises and Stock Vested Table – 2009

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Dian C. Taylor	3,925	23,516	N/A	N/A
David B. Spacht	9,175	54,137	N/A	N/A
Joseph A. DiNunzio	6,750	48,891	N/A	N/A
Bruce P. Kraeuter	7,850	52,246	N/A	N/A
John M. Thaeder	4,207	25,219	N/A	N/A

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of the equity securities of the Company, as of March 2, 2010 for each director, each executive officer named in the Summary Compensation Table, each beneficial owner of more than five percent (5%) of the outstanding shares of any class of the Company's voting securities and all directors and executive officers as a group, based in each case on information furnished to the Company.  Addresses are provided for each beneficial owner of more than five percent (5%) of the Company’s voting securities.

	Class A Non-Voting Common Stock(1)		Class B Common Stock(1)
	Shares	Percent(2)	Shares	Percent(2)

Dian C. Taylor (3) 664 Churchmans Road Newark, Delaware 19702	156,416	2.3	159,364	18.1

Kenneth R. Biederman (3)(4)	73,375	1.1	---	---

John R. Eisenbrey, Jr. (3)(5)(6) 15 Albe Drive Newark, Delaware 19702	108,140	1.6	45,707	5.2

Nicholle R. Taylor (3)(7)(8) 206 Rothwell Drive Wilmington, Delaware 19804	30,774	*	279,476	31.7

William C. Wyer (3)	72,000	1.1	---	---

Joseph A. DiNunzio (3)(9)	57,610	*	103	*

Bruce P. Kraeuter	66,416	1.0	---	---

David B. Spacht (3)	46,743	*	189	*

John M. Thaeder (3)	62,936	*	1,350	*

Louisa Taylor Welcher (10) 219 Laurel Avenue Newark, DE 19711	56,467	*	136,006	15.4

Directors and Executive Officers as a Group (11 Individuals)(3)	718,210	10.1	486,189	55.2

* less than 1%

(1)
The nature of ownership consists of sole voting and investment power unless otherwise indicated.  The amount also includes all shares issuable to such person or group upon the exercise of options held by such person or group to the extent such options are exercisable within 60 days after March 2, 2010.

(2)
The percentage of the total number of shares of the class outstanding is shown where that percentage is one percent or greater.  Percentages for each person are based on the aggregate number of shares of the applicable class outstanding as of March 2, 2010, and all shares issuable to such person upon the exercise of options held by such person to the extent such options are exercisable within 60 days of that date.

(3)
Includes options to purchase shares of the Company’s Class A Stock, as follows: Ms. D. Taylor (63,250 shares); Mr. Biederman (58,500 shares); Mr. Eisenbrey (62,389 shares); Ms. N. Taylor (24,750 shares);Mr. Wyer (58,500 shares); Mr. DiNunzio (42,750 shares); Mr. Spacht (38,250 shares); and Mr. Thaeder (38,250 shares).

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

(7)	100,202 shares were pledged by Ms. Taylor as collateral for a loan.
(8)	Includes 5 shares of the Class A Stock held in a custodial account for Ms. Taylor’s daughter.
(9)	Includes 17 shares of the Class A Stock held in a custodial account for Mr. DiNunzio’s son.
(10)
Includes 144 shares of the Class B Stock held jointly by Ms. Welcher’s husband and son, and 409 shares of the Class A Stock held by Ms. Welcher’s husband for which Ms. Welcher disclaims beneficial ownership.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have three directors who are considered independent under the NASDAQ listing standards:  Kenneth R. Biederman, William C. Wyer, and John R. Eisenbrey, Jr.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed to the Company for the fiscal year 2009 and 2008 by the independent registered public accounting firm, BDO Seidman LLP:

(In thousands)	2009	2008
Audit Fees	$444	$395
Audit-Related Fees	---	---
Tax Fees	---	---
All Other Fees	---	---
Total Fees	$444	$395

Approximately 60% of the total hours spent on audit services for the Company for the year ended December 31, 2009 was spent by McBride, Shopa and Company, one of the members of the BDO Alliance network of firms.  Such members are not full time, permanent employees of BDO.  McBride, Shopa and Company was, however, directly engaged to perform the Company’s 401(k) Plan audit for the fiscal years ended 2009 and 2008.  The fees billed to the Company for the 401(k) Plan’s audit was $18,700 and $16,400 for 2009 and 2008 respectively.

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

All Other Fees: consist of fees for services other than described above.  The independent registered public accounting firm did not provide any other services to the Company in 2009 and 2008.

Pursuant to policy, the Audit Committee pre-approves audit and tax services for the year as well as non-audit services to be provided by the independent registered public accounting firm.  Any changes in the amounts quoted are also subject to pre-approval by the committee.  Any tax fees paid are pre-approved by the committee.

The Audit Committee of the Company’s Board of Directors has considered whether BDO’s provision of the services described above for the fiscal year ended December 31, 2009, is compatible with maintaining its independence.  In addition, the Audit Committee also considered services performed by McBride, Shopa and Company to determine its compatibility with maintaining independence.

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
	The following documents are filed as part of this report:	Page(s)*
(1)	Financial Statements:
	Reports of Independent Registered Public Accountants	64
	Consolidated Balance Sheets at December 31, 2009 and 2008	36
	Consolidated Statements of Operations for the three years ended December 31, 2009	37
	Consolidated Statements of Cash Flows for the three years ended December 31, 2009	38
	Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2009	39
	Notes to Consolidated Financial Statements	40 - 63

(2)	Exhibits: see the exhibit list below	84

	* Page number shown refers to page number in this Report on Form 10-K

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2009

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

10.1
Financing Agreement and General Obligation Note dated February 12, 2010 between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund Delaware Department of Health and Social Services, Division of Public Health.  Incorporated by reference to exhibit 10.1 filed with the Company’s form 8-K filed on February 17, 2010.

10.2
Revolving Credit Agreement dated January 19, 2010 between Artesian Water Company, Inc. and CoBank, ACB.  Incorporated by reference to exhibit 10.1 filed with the Company’s form 8-K filed on January 25, 2010.

10.3
Demand Line of Credit Agreement dated January 19, 2010 between Artesian Resources Corporation and each of its subsidiaries and Citizens Bank of Pennsylvania.  Incorporated by reference to exhibit 10.2 filed with the Company’s form 8-K filed on January 25, 2010.

10.4
Water Asset Purchase Agreement, dated December 1, 2009 by and among Artesian Water Maryland, Inc., a Delaware Corporation, Artesian Resources Corporation, a Delaware Corporation and the Mayor and Town Council of Port Deposit, Maryland, a body corporate and politic organized under the laws of the State of Maryland.  Incorporated by reference to exhibit 10.1 filed with the Company’s form 8-K filed on December 2, 2009.

10.5
Asset Purchase Agreement between Artesian Water Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to exhibit 10.1 filed with the Company’s form 8-K filed on October 10, 2008.

10.6
Asset Purchase Agreement between Artesian Wastewater Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to exhibit 10.2 filed with the Company’s form 8-K filed on October 10, 2008.

10.7
Asset Purchase Agreement between Artesian Wastewater Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to exhibit 10.3 filed with the Company’s form 8-K filed on October 10, 2008.

10.8
Limited Liability Interest Purchase Agreement between Artesian Water Maryland, Inc., subsidiary of the Company, and Mountain Hill Water Company, LLC, dated May 5, 2008.  Incorporated by reference to exhibit 10.1 filed with the Company’s form 8-K filed on May 9, 2008.

10.9
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

10.10	Artesian Resources Corporation 2005 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. **

10.11
Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan, as amended.  Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2003.**

10.12	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.13	Officer's Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.**

21	Subsidiaries of the Company as of December 31, 2009. *

23.1	Consent of BDO Seidman LLP *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.
**	Compensation plan or arrangement required to be filed or incorporated as an exhibit.

SIGNATURES
ARTESIAN RESOURCES CORPORATION

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 11, 2010	By: /s/ DAVID B. SPACHT
David B. Spacht
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:
/s/ DIAN C. TAYLOR
Dian C. Taylor	President and Chief Executive Officer	March 11, 2010

Principal Financial and Accounting Officer:
/s/ DAVID B. SPACHT
David B. Spacht	Chief Financial Officer and Treasurer	March 11, 2010

Directors:
/s/ DIAN C. TAYLOR
Dian C. Taylor	Director	March 11, 2010

/s/ KENNETH R. BIEDERMAN
Kenneth R. Biederman	Director	March 11, 2010

/s/ WILLIAM C. WYER
William C. Wyer	Director	March 11, 2010

/s/ JOHN R. EISENBREY, JR.
John R. Eisenbrey, Jr.	Director	March 11, 2010

/s/ NICHOLLE R. TAYLOR
Nicholle R. Taylor	Director	March 11, 2010

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2009

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

10.1
Financing Agreement and General Obligation Note dated February 12, 2010 between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund Delaware Department of Health and Social Services, Division of Public Health.  Incorporated by reference to exhibit 10.1 filed with the Company’s form 8-K filed on February 17, 2010.

10.2
Revolving Credit Agreement dated January 19, 2010 between Artesian Water Company, Inc. and CoBank, ACB.  Incorporated by reference to exhibit 10.1 filed with the Company’s form 8-K filed on January 25, 2010.

10.3
Demand Line of Credit Agreement dated January 19, 2010 between Artesian Resources Corporation and each of its subsidiaries and Citizens Bank of Pennsylvania.  Incorporated by reference to exhibit 10.2 filed with the Company’s form 8-K filed on January 25, 2010.

10.4
Water Asset Purchase Agreement, dated December 1, 2009 by and among Artesian Water Maryland, Inc., a Delaware Corporation, Artesian Resources Corporation, a Delaware Corporation and the Mayor and Town Council of Port Deposit, Maryland, a body corporate and politic organized under the laws of the State of Maryland.  Incorporated by reference to exhibit 10.1 filed with the Company’s form 8-K filed on December 2, 2009.

10.5
Asset Purchase Agreement between Artesian Water Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to exhibit 10.1 filed with the Company’s form 8-K filed on October 10, 2008.

10.6
Asset Purchase Agreement between Artesian Wastewater Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to exhibit 10.2 filed with the Company’s form 8-K filed on October 10, 2008.

10.7
Asset Purchase Agreement between Artesian Wastewater Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to exhibit 10.3 filed with the Company’s form 8-K filed on October 10, 2008.

10.8
Limited Liability Interest Purchase Agreement between Artesian Water Maryland, Inc., subsidiary of the Company, and Mountain Hill Water Company, LLC, dated May 5, 2008.  Incorporated by reference to exhibit 10.1 filed with the Company’s form 8-K filed on May 9, 2008.

10.9
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

10.10	Artesian Resources Corporation 2005 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. **

10.11
Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan, as amended.  Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2003.**

10.12	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.13	Officer's Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.**

21	Subsidiaries of the Company as of December 31, 2009. *

23.1	Consent of BDO Seidman LLP *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.
**	Compensation plan or arrangement required to be filed or incorporated as an exhibit.