Form 10-Q
period 2010-03-31
ARTESIAN RESOURCES CORP
filed 2010-05-07
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 6, 2010, 6,638,581 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)
ASSETS	March 31, 2010	December 31, 2009
Utility plant, at original cost less accumulated depreciation	$327,617	$326,899
Current assets
Cash and cash equivalents	722	474
Accounts receivable (less allowance for doubtful accounts 2010 - $141; 2009-$142)	5,340	5,505
Unbilled operating revenues	2,879	3,518
Materials and supplies	1,238	1,220
Prepaid property taxes	625	1,222
Prepaid expenses and other	792	1,304
Total current assets	11,596	13,243
Other assets
Non-utility property (less accumulated depreciation 2010-$280; 2009-$255)	11,321	11,241
Other deferred assets	5,228	4,994
Total other assets	16,549	16,235
Regulatory assets, net	2,420	2,518
	$358,182	$358,895

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$7,517	$7,507
Preferred stock	---	---
Additional paid-in capital	68,259	68,090
Retained earnings	15,817	15,577
Total stockholders' equity	91,593	91,174
Long-term debt, net of current portion	105,741	106,025
	197,334	197,199
Current liabilities
Lines of credit	23,708	25,123
Current portion of long-term debt	1,534	1,530
Accounts payable	3,656	3,696
Accrued expenses	538	685
Overdraft payable	482	1,026
Deferred income taxes	244	439
Accrued interest	1,355	1,361
Customer deposits	647	592
Other	1,984	2,069
Total current liabilities	34,148	36,521

Commitments and contingencies	---	---

Deferred credits and other liabilities
Net advances for construction	18,036	18,433
Postretirement benefit obligation	720	737
Deferred investment tax credits	680	685
Deferred income taxes	34,946	34,077
Total deferred credits and other liabilities	54,382	53,932

Net contributions in aid of construction	72,318	71,243
	$358,182	$358,895
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share amounts)
	For the Quarter
	Ended March 31,
	2010	2009
Operating revenues
Water sales	$12,895	$12,500
Other utility operating revenue	618	468
Non-utility revenue	1,470	908
	14,983	13,876

Operating expenses
Utility operating expenses	7,368	6,844
Non-utility operating expenses	1,018	670
Depreciation and amortization	1,731	1,598
State and federal income taxes	1,117	1,083
Property and other taxes	962	853
	12,196	11,048

Operating income	2,787	2,828

Other income, net
Allowance for funds used during construction (AFUDC)	43	109
Miscellaneous	611	468
	654	577

Income before interest charges	3,441	3,405

Interest charges	1,795	1,798

Net income	$1,646	$1,607

Income per common share
Basic	$0.22	$0.22
Diluted	$0.22	$0.22

Weighted average common shares outstanding:
Basic	7,513	7,413
Diluted	7,583	7,470

Cash dividends per share of common stock	$0.1873	$0.1784

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	For the Quarter
	Ended March 31
	2010		2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$1,646		$1,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		1,731		1,598
Deferred income taxes, net		669		1,006
Stock compensation		21		30
AFUDC		(43)		(109)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts		165		(363)
Unbilled operating revenues		639		647
Materials and supplies		(18)		(67)
Prepaid property taxes		597		541
Prepaid expenses and other		512		(256)
Other deferred assets		(221)		(174)
Regulatory assets		98		(103)
Accounts payable		(40)		51
Accrued expenses		(147)		(1,715)
Accrued interest		(6)		289
Customer deposits and other, net		(30)		204
Postretirement benefit obligation		(17)		(18)
NET CASH PROVIDED BY OPERATING ACTIVITIES		5,556		3,168

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures (net of AFUDC)		(2,568)		(3,461)
Proceeds from sale of assets		20		3
NET CASH USED IN INVESTING ACTIVITIES		(2,548)		(3,458)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under lines of credit agreements		(1,415)		(202)
Decrease in overdraft payable		(544)		(366)
Net advances and contributions in aid of construction		751		75
(Decrease) increase in deferred debt issuance costs		(24)		33
Net proceeds from issuance of common stock		158		290
Dividends		(1,406)		(1,321)
Principal repayments of long-term debt		(280)		(272)
NET CASH USED IN FINANCING ACTIVITIES		(2,760)		(1,763)

NET INCREASE (DECREASE ) IN CASH AND CASH EQUIVALENTS		248		(2,053)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		474		2,894

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$722		$841

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions		$299		$182

Supplemental Disclosures of Cash Flow Information:
Interest paid		$1,801		$1,479
Income taxes paid	$	---	$	---

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
Unaudited
(In thousands)
	For the Quarter
	Ended March 31,
	2010	2009

Balance, beginning of period	$15,577	$13,694
Net income	1,646	1,607
	17,223	15,301
Less: Dividends	1,406	1,321
Balance, end of period	$15,817	$13,980

See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Artesian Resources Corporation, or Artesian Resources, includes income from the earnings of our eight wholly owned subsidiaries and the income derived from our Service Line Protection Plans described below.  The terms “we”, “our”, “Artesian” and the “Company” as used herein refer to Artesian Resources, its subsidiaries, and a variable interest entity required to be consolidated under guidance from the Financial Accounting Standards Board, or FASB, as discussed in Note 2 below.

DELAWARE REGULATED SUBSIDIARIES

Artesian Water Company Inc., or Artesian Water, our principal subsidiary, is the oldest and largest public water utility in the State of Delaware and has been providing water service within the state since 1905.  Artesian Water distributes and sells water to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware.  In addition, Artesian Water provides services to other water utilities, including operations and billing functions, and also has contract operation agreements with private and municipal water providers.  We also provide water for public and private fire protection to customers in our service territories.

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

The preliminary engineering and design work was completed on a regional wastewater treatment and disposal facility located in the northern Sussex County area that has the potential to treat up to approximately 8 mgd.  This facility is strategically situated to provide service to the growing population in the Georgetown, Ellendale and Milton area, as well as to neighboring municipal systems.  This facility was granted conditional use approval by Sussex County Council to serve the Elizabethtown subdivision of approximately 4,000 homes and 439,000 square feet of proposed commercial space, as well as seven additional projects comprising approximately 3,000 residential units.  The facility will also be capable of offering wastewater services to local municipalities.  Artesian Utility Development, Inc., or Artesian Utility, signed an agreement on June 30, 2008 with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC, for the design, construction and operation of this facility.  Once constructed, it will be operated by Artesian Wastewater.

MARYLAND REGULATED SUBSIDIARIES

Artesian Water Maryland, Inc., or Artesian Water Maryland, began operations in August 2007 with the acquisition of the Carpenters Point Water Company.  The Carpenters Point water system serves a 141 home community in Cecil County near the Interstate 95 growth corridor between Philadelphia and Baltimore and has sufficient groundwater supply and elevated water storage to serve additional customers in the undeveloped portions of its franchise and surrounding area.  The Mountain Hill Water Company was acquired in August 2008, which includes service rights to the entire 8,000 acres of undeveloped land in Cecil County’s growth area and access to nearby planned business parks, or the Mountain Hill Service Area, and also provided Artesian Water Maryland the opportunity to serve future customers in the Principio Business Park, as well as the proposed 660 home residential development of Charlestown Crossing and the surrounding area.  We currently serve three commercial accounts in the Principio Business Park, located within Cecil County’s designated growth corridor.  On June 4, 2009, the Maryland Public Service Commission, or MDPSC, approved installation of a water main to serve residents of Whitaker Woods, an existing 172 home development located adjacent to the Mountain Hill Service Area.  As of March 31, 2010, 38 homes in Whitaker Woods were receiving water service.  On September 9, 2009, the MDPSC approved Artesian Water Maryland’s request to construct a water system to serve the first phase, consisting of 71 homes, in the Charlestown Crossing housing development.

In addition, Artesian Water Maryland has entered into the following agreements to further expand our service capabilities:  In October 2008, Artesian Water Maryland signed an agreement, or the Cecil County Purchase Agreement, to purchase from Cecil County all of Cecil County’s rights, title and interest in and to the Meadowview, Pine Hills, Harbourview and Route 7 water facilities and the associated parcels of real property, easement rights and water transmission and distribution systems at a price equal to the net asset value of the purchased assets, which was approximately $2.2 million as of June 30, 2008, and assume certain liabilities at closing.  This sum may be paid in cash at closing or, upon mutual agreement, by a note payable to Cecil County.  In response to the Cecil County Purchase Agreement, the Appleton Regional Community Alliance, or Appleton Alliance, filed a petition with The Circuit Court of Cecil County, Maryland, or Circuit Court, in opposition to the transactions, which has delayed the closing.  The Circuit Court decided in favor of Cecil County on July 24, 2009.  On August 19, 2009, the Appleton Alliance filed an appeal of the Circuit Court’s decision with the Maryland Court of Special Appeals.  Upon the request of Cecil County, which was not opposed by the Appleton Alliance, the matter has been moved to the state’s highest Court of Appeals and is scheduled for hearing in June 2010.  Closing on this transaction is also subject to the approval of the MDPSC.  The Cecil County Purchase Agreement may be terminated by either party, subject to certain exceptions, in the event of uncured breach by the other party.  Upon the mutual agreement of the parties, the closing date has been extended to December 31, 2010 pending a final judicial determination on the Appleton Alliance petition.

In December 2009, Artesian Water Maryland signed an agreement, or the Port Deposit Purchase Agreement, to purchase from the Town of Port Deposit, or Port Deposit, all of Port Deposit’s assets used in providing potable water and water distribution and water meter services, or the Facilities, within the town.  At the closing, Artesian Water Maryland will pay to Port Deposit $250,000, less an initial $25,000 deposit that was paid at the time of signing and any fees owed to Artesian Utility for operating the plant and equipment prior to closing.  Artesian Water Maryland will also deliver a promissory note in the amount of $800,000, or the Promissory Note, payable in four equal annual installments starting on the first day of July following the closing, which will be secured by the assets purchased under the Port Deposit Purchase Agreement and guaranteed by Artesian Resources.  In addition, at the closing Artesian Water Maryland has agreed to assume Port Deposit’s $220,000 loan from the Maryland Water Quality Financing Administration, or MWQFA, either through the assumption of the loan agreement or through the execution of a promissory note to Port Deposit or the Second Promissory Note, based on the approval of the MWQFA.  The Second Promissory Note, if applicable, will be secured by the purchased assets and guaranteed by Artesian Resources.  Closing of this transaction is subject to the satisfaction of a number of closing conditions, including, among other matters, the completion of Artesian Resources’ due diligence, the approval of the MDPSC, and approval of a franchise agreement from Cecil County.  Closing on this transaction is expected to occur by mid-year 2010.  If closing does not occur by May 31, 2010, an additional deposit of $30,000 shall be paid on June 1, 2010 and another $30,000 on July 1, 2010.  If closing should occur after July 1, 2010, the first payment due on the Promissory Note will be paid at closing.  If closing does not occur by March 1, 2011, the Purchase Agreement will be automatically terminated.  The existing water system subject to the Port Deposit Purchase Agreement serves approximately 280 customers and includes a water treatment facility with a capacity of up to approximately 500,000 gallons per day and a 500,000 gallon ground storage tank.  The existing water system also has a water appropriation permit for withdrawals of up to 700,000 gallons per day from the Susquehanna River.

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

In October 2008, Artesian Wastewater Maryland signed an agreement, or the Cherry Hill Agreement, to purchase the Cherry Hill Wastewater Facility and the Harbourview Wastewater Facility and the associated parcels of real property, easement rights and wastewater collection systems with respect to each facility from Cecil County at a price equal to the net asset value of the purchased assets, which was approximately $3.8 million as of June 30, 2008, and assume certain liabilities at closing.  Cecil County shall immediately upon receipt of such payment, pay to its creditors an amount sufficient to pay all indebtedness of Cecil County in respect of the Cherry Hill and Harbourview Wastewater facilities, or the Indebtedness.  If the amount of the purchase price under the Cherry Hill Agreement is less than the Indebtedness, Cecil County will pay out of its own funds any amount sufficient to discharge in full the Indebtedness in excess of the purchase price. If the purchase price exceeds the amount of Indebtedness, the positive difference will be paid by Artesian Wastewater Maryland and may be financed through a note payable to Cecil County.

These asset purchase agreements with Cecil County are also subject to the petition filed by the Appleton Alliance described in the Artesian Water Maryland section above.  As a result, closing will be delayed until the final judicial determination on the Appleton Alliance petition.  Closing on these transactions is also subject to the approval of the MDPSC.  Under each of the agreements, either party may terminate such agreement, subject to certain exceptions, in the event of uncured breach by the other party.  Upon the mutual agreement of the parties, the closing date has been extended to December 31, 2010 pending a final judicial determination regarding the Appleton Alliance petition.

PENNSYLVANIA REGULATED SUBSIDIARY

Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, began operations upon receiving recognition as a regulated public water utility by the Pennsylvania Public Utility Commission, or PAPUC, in 2002.  It provides water service to a residential community in Chester County.  Artesian Water Pennsylvania filed an application with the PAPUC to increase our service area in Pennsylvania, which was approved and a related order was entered on February 4, 2005.  This application involved specific developments, in which we expect modest future growth.  Home construction in these developments has not progressed yet pending resolution of developer related township approvals.

OTHER SUBSIDIARIES

Our three other subsidiaries, none of which are regulated, are Artesian Utility Development, Inc., or Artesian Utility, Artesian Development Corporation, or Artesian Development and Artesian Consulting Engineers, Inc., or Artesian Engineers.

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

We currently operate wastewater treatment facilities for the town of Middletown, in Southern New Castle County, or Middletown, under a 20-year contract that expires on February 1, 2021.  The facilities include a 2.5 mgd and a 250,000 gallon per day wastewater treatment station.  We also operate a wastewater disposal facility in Middletown in order to support the 2.5 mgd wastewater treatment station described above.

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

In connection with the Meadowview Agreement and the Cherry Hill Agreement described above, in March 2009, Artesian Utility signed an agreement with the Cecil County Department Public Works in Cecil County, Maryland to operate the Meadowview Wastewater and Highlands Wastewater treatment and disposal facilities until Artesian Wastewater Maryland’s purchase of the facilities is final.  This agreement also employs Artesian Utility to operate two water supply and treatment stations and two booster stations in Cecil County.  In addition, in connection with the Port Deposit Purchase Agreement, in March 2009 Artesian Utility signed an agreement with Port Deposit to operate and maintain a water system through August 2010, with three additional one-year renewal options, pending closing on the Port Deposit Purchase Agreement.

Artesian Development owns an approximately six-acre parcel of land zoned for office buildings located immediately adjacent to our corporate headquarters and two nine-acre parcels of land located in Sussex County.

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

Artesian Engineers provides engineering services to developers for residential and commercial development.  On June 6, 2008, Artesian Engineers acquired all the assets of Meridian Architects and Engineers, or Meridian, a leading provider of engineering services in Delaware.  The acquisition included the assignment of certain current contract agreements to provide engineering services to developers and included services to be provided to Artesian Water.  This acquisition provided Artesian Resources with enhanced design and engineering capabilities that we believe have decreased our reliance on outside engineering firms for similar services.  In addition, we believe that Meridian’s ability to offer engineering services to design on-site water and wastewater systems for developers, as well as offsite wastewater collection systems in Sussex County, provides additional revenues that are not weather sensitive.

OTHER

Artesian Resources initiated a Water Service Line Protection Plan, or WSLP Plan, in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participants’ leaking water service lines up to an annual limit.  As of March 31, 2010, approximately 14,700, or 21.3%, of our 69,000 eligible water customers had signed up for the WSLP Plan.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers’ sewer lines.  This plan, the Sewer Service Line Protection Plan, or SSLP Plan, covers all parts, material and labor required to repair or replace participants’ leaking or clogged sewer lines up to an annual limit.  As of March 31, 2010, approximately 6,900, or 10.0%, of our 69,000 eligible customers had signed up for the SSLP Plan.

NOTE 2 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company's annual report on Form 10-K.  Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company's annual report on Form 10-K for fiscal year 2009.

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's balance sheet position as of March 31, 2010 and the results of operations for the quarterly periods ended March 31, 2010 and 2009 and cash flows for the quarters ended March 31, 2010 and 2009.  In addition, in accordance with FASB Accounting Standards Codification, or ASC, Topic 810, the Company consolidates variable interest entities for which it is deemed to be the primary beneficiary (refer to Note 9 - Northern Sussex Regional Water Recycling Complex, LLC).  All inter-company transactions and balances have been eliminated in consolidation.

The results of operations for the interim period presented are not necessarily indicative of the results for the full year or for future periods.

NOTE 3 – STOCK COMPENSATION PLANS

On May 25, 2005, the Company’s stockholders approved a new Equity Compensation Plan, which authorizes up to 500,000 shares of Class A Non-Voting Common Stock, or Class A Stock, for issuance, referred to as the 2005 Equity Compensation Plan, or the Plan.  Since May 25, 2005, no additional grants have been made under the Company’s other stock-based compensation plans that were previously available.  The Company accounts for stock options issued after January 1, 2006 under FASB ASC Topic 718.  Approximately $21,000 in compensation expense was recorded during the three months ended March 31, 2010 for stock options issued in May 2009 under the Plan.  For the three months ended March 31, 2009 an expense of approximately $30,000 was recorded for stock options granted in May 2008.  Costs were determined based on the fair value at the grant date and those costs are being charged to income over the service period associated with the grants.

The fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants issued in 2009 and 2008.  No option grants were issued in the first quarter of 2010.  All options were granted at market value with a 10 year option term with a vesting period of one year from the dates of grant.

	2009	2008
Expected Dividend Yield	4.50%	3.60%
Expected Stock Price Volatility	0.26	0.25
Weighted Average Risk-Free Interest Rate	2.81%	3.45%
Weighted Average Expected Life of Options (in years)	7.06	6.93

The expected dividend yield was based on a 12 month rolling average of the Company’s dividend yield.  The expected volatility is the standard deviation of the change in the natural logarithm of the stock price (expressed as an annual rate) for the expected term shown above.  The expected term was based on historic exercise patterns for similar grants.  The risk free interest rate is the 7-year Treasury Constant Maturity rate as of the date of the grants for 2009 and 2008.

The following summary reflects changes in the shares of Class A Non-Voting Common Stock under option:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)
Plan options
Outstanding at January 1, 2010	497,889	$15.91
Granted	---
Exercised	(2,000)	$9.28
Expired	---
Outstanding at March 31, 2010	495,889	$15.93	4.56	$1,256

Options exercisable at March 31, 2010	462,139	$15.98	4.23	$1,175

The total intrinsic value of options exercised during the three month period ended March 31, 2010 was approximately $17,000.

The following summary reflects changes in the non-vested shares of Class A Stock under option:

Non-vested Shares	Option Shares	Weighted Average Grant – Date Fair Value Per Option
Non-vested at January 1, 2010	33,750	$15.26
Granted	---	N/A
Vested	---	N/A
Canceled	---	N/A
Non-vested at March 31, 2010	33,750	$15.26

As of March 31, 2010, there was $12,000 of total unrecognized expense related to non-vested option shares granted under the Plan.  The cost will be recognized over the remaining 0.13 year vesting period of the unvested options.

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

Regulatory assets, net of amortization, comprise:
	Unaudited
	(in thousands)
	March 31, 2010	December 31, 2009

Postretirement benefit obligation	$832	$849
Deferred income taxes recoverable in future rates	533	536
Goodwill	361	363
Deferred acquisition costs	543	542
Expense of rate and regulatory proceedings	151	228
	$2,420	$2,518

Expenses related to the Net Periodic Pension Cost for the postretirement benefit obligation are as follows:

	Unaudited
	(in thousands)
For the Three Months Ended March 31,
	2010	2009
Net Periodic Pension Cost
Interest cost	$11	$11
Amortization of net loss	(1)	(3)
Amortization of transition obligation	2	2

Total Net Periodic Benefit Cost	$12	$10

Contributions

Artesian Water contributed $29,000 to its postretirement benefit plan in the first three months of 2010 and expects to contribute another $87,000 for the remainder of the year.  These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company’s eligible retired employees.

NOTE 5 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.  The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Quarter
	Ended March 31,
	2010	2009
	(in thousands)
Average common shares outstanding during the period for Basic computation	7,513	7,413
Dilutive effect of employee stock options	70	57

Average common shares outstanding during the period for Diluted computation	7,583	7,470

For three months ended March 31, 2010, employee stock options to purchase 200,250 shares of common stock were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during this period.

The Company has 15,000,000 authorized shares of Class A Non-Voting Common Stock, or Class A Stock, and 1,040,000 shares of Class B Common Stock, or Class B Stock.  As of March 31, 2010, 6,635,663 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  As of March 31, 2009, 6,543,694 Class A shares and 881,452 Class B shares were issued and outstanding.  The par value for both classes is $1.00 per share.  For the three months ended March 31, 2010 and March 31, 2009, the Company issued 9,885 and 24,312 shares of Class A Stock, respectively.

Equity per common share was $12.19 and $12.23 at March 31, 2010 and December 31, 2009, respectively.  These amounts were computed by dividing common stockholders' equity by the weighted average number of shares of common stock outstanding on March 31, 2010 and December 31, 2009, respectively.

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

Rate Proceedings

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

In Maryland, if we are seeking new franchise areas, we must first seek approval from the county or town government and this franchise area must be included in that county’s master water and sewer plan.  The authority to exercise these franchise areas must then be obtained from the MDPSC.  If utilities want to construct a new plant, approvals must be obtained from the Maryland Department of the Environment, the county government and the MDPSC.  Also, soil and erosion plans must be approved and easement agreements with affected parties must be obtained.  The MDPSC also approves rates and charges for service, acquisitions, mergers, issuance of securities and other matters.

On June 4, 2009, the MDPSC approved Artesian Water Maryland’s request to construct a water system to serve the 172 residents of the Whitaker Woods housing development located adjacent to the Mountain Hill Service Area.  This expanded franchise area is subject to the Mountain Hill tariff rates.  We began serving customers in this development in November 2009.  On September 9, 2009, the MDPSC approved Artesian Water Maryland’s request to construct a water system to serve 71 residents in the Charlestown Crossing housing development.  Construction is expected to be completed mid-year 2010.

In December 2009, Artesian Water Maryland applied for approval from the MDPSC to exercise a franchise to provide water service to the Town of Port Deposit.  This application also requested authority to finance the purchase of water system facilities, and to establish water service rates.  We expect a decision mid-year 2010.

Other Proceedings

Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge or DSIC.  This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility’s overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied can not exceed 5% within any 12-month period.  We did not have DSIC in effect during 2009.  In November 2009, Artesian Water filed an application with the DEPSC for approval to collect a 0.34% increase, an estimated $185,000 annually, effective January 1, 2010.  This will recover the costs of eligible non-revenue producing improvements made since the last rate increase in 2008.  The DEPSC approved the DSIC effective January 1, 2010 subject to audit at a later date.  For the three months ended March 31, 2010, we earned approximately $45,000 in DSIC revenue.

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

NOTE 7 – INCOME TAXES

Under FASB ASC Topic 740 the Company analyzed Artesian’s various tax positions and determined that no further entry, recognition or derecognition was required.  The Company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.  There were no such interest and penalty charges for the period ended March 31, 2010 or March 31, 2009.  The Company remains subject to examination by federal and state authorities for tax years 2006 through 2009.

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

Long-term Financial Liabilities

The fair value of Artesian Resources' long-term debt as of March 31, 2010 and December 31, 2009, determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities as guided under FASB ASC 825 are shown as below:

In thousands
	March 31, 2010	December 31, 2009
Carrying amount	$105,741	$106,025
Estimated fair value	105,431	103,650

The fair value of Advances for Construction cannot be reasonably estimated due to the inability to accurately estimate the timing and amounts of future refunds expected to be paid over the life of the contracts.  Refund payments are based on the water sales to new customers in the particular development constructed.  The fair value of Advances for Construction would be less than the carrying amount because these financial instruments are non-interest bearing.

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

The Company, by contract, has control over the design and construction of the treatment facility.  NSRWRC is financially responsible for designing and building the treatment facility.  Under the terms of the agreement, Artesian Resources acts as the guarantor of a $10 million construction loan, secured by a 75 acre parcel purchased by NSRWRC on July 1, 2008 for approximately $5 million.  The interest rate on the construction loan is variable based on LIBOR Advantage Rate plus 225 basis points.  The construction loan includes provisions that require Artesian Resources to assume the debt and all liabilities arising from that debt under certain circumstances, including the bankruptcy of NSRWRC.  In the event of default by NSRWRC, Artesian Resources shall pay NSRWRC's obligations due to the financial institution; or on demand of the financial institution immediately deposit all amounts due under the obligation.  As of March 31, 2010, approximately $7.6 million has been drawn on the loan, which is included in the Lines of Credit on our Consolidated Balance Sheet.  As of March 31, 2010, approximately $7.9 million is included in non-utility property and was comprised of the land and construction in progress of the facility.  The entire capitalization of NSRWRC is comprised of the amounts borrowed against the $10 million construction loan.  In connection with the purchase of the treatment facility site, as of June 30, 2008, Artesian Utility agreed to commit $3.0 million to NSRWRC, payable in 10 equal annual installments, which commenced on June 30, 2008.  In April 2009, Artesian Utility agreed to accelerate two of its payments to NSRWRC in exchange for a $450,000 reduction in the total commitment.  As a result of the April 2009 reduction in the commitment and the acceleration of the payments, the remaining balance of $1,350,000 was to be repaid over the following 5 years with a final payment of $150,000 due on June 30, 2014.  As of March 31, 2010, the balance owed to NSRWRC was $1,350,000.  There has been a nominal investment in NSRWRC by the owner of NSRWRC.  The treatment facility will be owned by NSRWRC until the initial loan for the construction of the treatment facility is repaid.  At that time, the treatment facility will be transferred to the Company for nominal value as contributed property.  Immediately following the transfer of the treatment facility and extinguishment of debt, NSRWRC will be dissolved.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company has entered into transactions in the normal course of business with related parties.  The owner of NSRWRC is the sole owner of Meridian Architects and Engineers, LLC, or Meridian Architects, Meridian Enterprises, LLC, or Meridian Enterprises, and Meridian Consulting, LLC, or Meridian Consulting.  The Company did not use Meridian Architects, Meridian Enterprises or Meridian Consulting for consulting services during the three months ended March 31, 2010.  For the three months ended March 31, 2009, approximately $100,000 was paid to Meridian Architects, approximately $100,000 was paid to Meridian Enterprises and approximately $18,000 was paid to Meridian Consulting in connection with various consulting services.  Approximately $15,000 was paid to Meridian Enterprises for each of the three months ended March 31, 2010 and March 31, 2009, respectively, for office space rental.  Also, as of March 31, 2010 and March 31, 2009, the Company had accounts receivable balances for engineering services due from the following entities, all of which are owned by the owner of NSRWRC:  Meridian Architects of approximately $58,000 and $51,000, Landlock, LLC of approximately $228,000 and $168,000, Triple D Double S, LLC of approximately $74,000 and $35,000 and Peninsula Square, LLC of approximately $32,000 and $21,000.  A portion of the accounts receivable balance, approximately $262,000, is over one year old.  In addition, for the three months ended March 31, 2010, related party revenue for engineering services is as follows:  Triple D Double S, LLC of approximately $3,000.  For the three months ended March 31, 2009, related party revenue for engineering services is as follows:  Landlock, LLC of approximately $59,000, Triple D Double S, LLC of approximately $5,000 and Peninsula Square, LLC of approximately $12,000.  All services were provided in the ordinary course of business at fees and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.

NOTE 11 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for variable interest entities, or VIEs.  The model for determining which enterprise has a controlling financial interest and is the primary beneficiary of a VIE has changed significantly under the new guidance.  Previously, variable interest holders had to determine whether they had a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity.  In contrast, the new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity, and if so, whether it is the primary beneficiary.  Furthermore, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events.  This revised guidance also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited.  The adoption of this statement did not have a material impact on the financial statements.  Information regarding the Company’s involvement with variable interest entities is included in Note 9 - Northern Sussex Regional Water Recycling Complex, LLC.

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

In January 2010, the FASB issued authoritative guidance requiring some new disclosures and clarifying some existing disclosure requirements about fair value measurement.  The objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  This new guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements for Level 3 fair value measurements.  In addition, this new guidance clarifies the requirements of existing disclosures.  For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early application is permitted.  The Company does not expect a material impact on the Company's financial statements due to the adoption of this guidance.

In February 2010, the FASB issued revised authoritative guidance removing the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued.  The FASB believes these amendments remove potential conflicts with the SEC’s literature.In addition, the amendments in this guidance require an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date.All of the amendments in this guidance were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors.  That amendment is effective for interim or annual periods ending after June 15, 2010.  The adoption of this guidance did not have a material impact on the financial statements.

In March 2010, the FASB issued an update that clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Specifically, only one form of embedded credit derivative qualifies for the exemption - one that is related only to the subordination of one financial instrument to another.  As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.  The amendments in this update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010.  The Company does not expect a material impact on the Company's financial statements due to the adoption of this guidance.

In April 2010, the FASB issued an update that clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments in this update do not expand the recurring disclosures required.  Disclosures currently required are applicable to a share-based payment award, including the nature and terms of share-based payment arrangements.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings.  The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award.  The cumulative-effect adjustment should be presented separately.  Earlier application is permitted.  The Company does not expect a material impact on the Company's financial statements due to the adoption of this guidance.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2010

OVERVIEW

Our profitability is primarily attributable to the sale of water by Artesian Water.  Gross water sales in Artesian Water comprise 85.8% of total operating revenues, the amount of which is subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives.

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

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers served contributed to increases in our operating revenue.  As of March 31, 2010, we had approximately 77,200 metered water customers in Delaware, an increase of approximately 1,300 compared to March 31, 2009, while the number of metered customers in Maryland and Pennsylvania remained consistent with 2009.

Wastewater Division

Artesian Wastewater owns wastewater infrastructure and began providing wastewater services in Delaware in July 2005.  Artesian Wastewater Maryland was incorporated on June 3, 2008 to provide regulated wastewater services in the state of Maryland.  Our wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.

Non-Regulated Division

Artesian Utility provides contract water and wastewater operation services to 26 private, municipal and governmental institutions.  Artesian Utility currently operates wastewater treatment facilities for the town of Middletown, in Southern New Castle County, or Middletown, under a 20-year contract that expires on February 1, 2021.  The facilities include a 2.5 mgd and a 250,000 gallon per day wastewater treatment station.  We also operate a wastewater disposal facility in Middletown in order to support the 2.5 mgd wastewater facility described above.

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

Protection Plans

In addition to services discussed above, Artesian Resources initiated a Water Service Line Protection Plan, or WSLP Plan, in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participants’ leaking water service lines up to an annual limit.  As of March 31, 2010, approximately 14,700, or 21.3%, of our 69,000 eligible water customers had signed up for the WSLP Plan.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers’ sewer lines.  This plan, the Sewer Service Line Protection Plan, or SSLP Plan, covers all parts, material and labor required to repair or replace participants’ leaking or clogged sewer lines up to an annual limit.  As of March 31, 2010, approximately 6,900, or 10.0%, of our 69,000 eligible customers had signed up for the SSLP Plan.

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

We believe that Delaware's generally lower cost of living in the region, availability of development sites in relatively close proximity to the Atlantic Ocean in Sussex County, and attractive financing rates for construction and mortgages have resulted, and will continue to result, in increases to our customer base.  Substantial portions of Delaware are currently not served by a public water system, which could also assist in an increase to our customer base as systems are added.  According to the US Census Bureau, Delaware's population increased an estimated 13% from 2000 to 2009, as compared to the nationwide growth rate of approximately 9%.  Recent general economic conditions, particularly in the housing market, resulted in a much lower rate of new customer additions than experienced in many years.

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

Results of Operations – Analysis of the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Operating Revenues

Revenues totaled $15.0 million for the three months ended March 31, 2010, $1.1 million or 8.0%, above revenues for the three months ended March 31, 2009 of $13.9 million.  An increase in non-utility revenue of approximately $562,000 was the primary contributor to the increase, a result of an increase in contract services.  Water sales revenues increased 3.2% for the three months ended March 31, 2010, over the corresponding period in 2009, a result of an increase in water consumption.  In addition, a portion of the increase in water sales revenue reflects an increase of approximately 1,300 customers served as compared to the same period in 2009.  An increase of approximately $150,000 in other utility operating revenue also contributed to the increase in our total operating revenues.  We realized 86.1% of our total operating revenue for the three months ended March 31, 2010 from the sale of water.  In 2009, 90.1% of our total revenue was from water sales.

Non-utility operating revenue increased $562,000 for the three months ended March 31, 2010, or 61.9%, from $908,000 in 2009 to $1,470,000 for the same period in 2010.  This increase is attributable to an increase in contract revenue in Artesian Utility, primarily due to design and permitting services performed for a project in Middletown, Delaware and increased contract services performed for municipalities in Maryland.

Other utility operating revenue increased approximately $150,000, from $468,000 in 2009 to $618,000 in 2010.  The increase is primarily the result of increased wastewater customer service revenues and an increase in the per shut off fee in our service charges.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $981,000, or 11.7%, to $9.3 million for the three months ended March 31, 2010, compared to $8.4 million for the same period in 2009.  The components of the change in operating expenses includes an increase in utility operating expenses of $524,000, an increase in non-utility operating expenses of $348,000 and an increase in property taxes of $109,000.

The increase in utility operating expenses of $524,000, or 7.7%, for the quarter ended March 31, 2010 over the same period in 2009, is comprised of an increase in purchased water expense, payroll and employee benefits costs and administrative expenses.

Purchased water expense increased $233,000, or 30.4%, compared to the same period in 2009, primarily due to the timing of purchases under contract from the Chester Water Authority and an increase of 11.0% in Chester Water Authority’s rates effective in July 2009.  The Chester Water Authority sent us a notice on March 16, 2010 of an 11.5% rate increase schedule to become effective on July 1, 2010.

Payroll and employee benefit costs increased $128,000, or 3.5%, compared to the same period in 2009, primarily the result of an increase in hours worked due to the unusual winter weather experienced in the first quarter of 2010 and increased medical benefit premiums.

Administration expenses increased $127,000, or 13.5%, in the first quarter of 2010 compared to 2009 as a result of an increase in safety supply costs, postage costs and rate filing costs.

Non-utility expenses increased approximately $348,000, or 51.9%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily the result of more project activity in Artesian Utility as compared to the same period in 2009.

Property and other taxes increased by $109,000, or 12.8%, compared to the same period in 2009, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and increases in the number of plants owned by Artesian.  Property taxes are assessed on land, buildings and certain utility plants, which includes the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.  The increase in property and other taxes also reflects an increase in payroll taxes, a result of increased payroll costs.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 62.4% for the three months ended March 31, 2010, compared to 60.3% for the three months ended March 31, 2009.

Depreciation and amortization expense increased $133,000, or 8.3%, for the three months ended March 31, 2010 as compared to the same period in 2009, due to continuing investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense increased $34,000 due to higher taxable income for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.

Other Income, Net

Miscellaneous income increased approximately $143,000 for the three months ended March 31, 2010 compared to the same period in 2009, primarily due to the amount of the annual CoBank investment patronage distribution, which increased from $512,000 in 2009 to $647,000 in 2010.  The distribution in 2010 included an increased return due to the addition of the $15 million Series S Bond issued in December 2008.  Our Allowance for Funds Used During Construction, or AFUDC, decreased $66,000 compared to the same period in 2009, due to the general slowdown in the housing market, resulting in decreased long-term construction activity subject to AFUDC for the first quarter of 2010 compared to the same period in 2009.

Interest Charges

Interest charges decreased $3,000 for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to less long term debt interest expense, a result of a decrease in long term debt in 2010 compared to 2009.  Partially offsetting the decrease in long term debt is an increase in short term debt interest, primarily due to an increase in short term debt outstanding during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Net Income

Our net income increased $39,000, or 2.4%, for the three months ended March 31, 2010, compared to the same period a year ago.  This increase was primarily due to the increase in miscellaneous income from the annual CoBank investment patronage distribution, offset by decreased AFUDC due to the general slowdown in the housing market that decreased long-term construction activity subject to AFUDC and lower utility operating income margins for the first quarter of 2010 compared to the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the three months ended March 31, 2010 were $5.6 million provided by cash flow from operating activities and $0.8 million in net contributions and advances from developers.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

The amount outstanding on the Company’s lines of credit was $23.7 million, a decrease of $1.4 million over the amount outstanding as of December 31, 2009.  The reduction in overall borrowings during 2010 as compared to 2009 was primarily the result of lower investments made in utility plant in 2010.

Investment in Plant and Systems

The primary focus of Artesian Water’s investment was to continue to provide high quality reliable service to our growing service territory.  We invested $2.6 million in capital expenditures during the first three months of 2010 compared to $3.5 million invested during the same period in 2009.  We have invested $0.1 million to enhance or improve existing treatment facilities and for the rehabilitation of pumping equipment to better serve our customers.  We invested $0.6 million to upgrade and automate our meter reading equipment.  We invested approximately $0.2 million for our rehabilitation program for transmission and distribution facilities and replacing aging or deteriorating mains.  We invested approximately $0.2 million in mandatory utility plant expenditures, due to governmental highway projects, which require the relocation of water service mains.  Developers financed $0.3 million for the installation of water mains and hydrants for the first three months of 2010 compared to $0.6 million for the first three months of 2009.  We also invested $0.3 million for renovations made to the main office building located in New Castle County and furniture and equipment related to the renovation.  The investment in general plant also includes an additional investment of $0.1 million for computer hardware and software upgrades.  An additional $0.3 million was invested in wastewater projects in Sussex County, Delaware.  We also invested $0.1 in tank repairs and meter equipment in Cecil County, Maryland.

Lines of Credit

At March 31, 2010, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all the subsidiaries of Artesian Resources.  As of March 31, 2010, there was $23.9 million of available funds under this line of credit.  The interest rate for borrowings under this line is based on the London Interbank Offering Rate, or “LIBOR.”  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of January 18, 2011 or any date on which Citizens demands payment.

At March 31, 2010, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of March 31, 2010, no funds were borrowed under this line of credit.  The interest rate for borrowings under this line is the LIBOR plus 1.50%.  The term of this line of credit expires on January 18, 2011.

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC.  Under the terms of the agreement, Artesian Resources acts as the guarantor of NSRWRC’s $10 million construction loan secured by land.  As of March 31, 2010 NSRWRC had $2.4 million of available funds under the construction loan.  The interest rate on this guaranteed debt is variable based on the LIBOR Advantage Rate plus 225 basis points.  In the event of a default by NSRWRC, Artesian Resources shall pay the bank the amount due of the obligations or, on demand of the bank, immediately deposit all amounts due under the obligation.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$23,708	$	-----	$	-----	$	-----

Long Term Debt

On August 1, 2008, Artesian Water Maryland executed a promissory note in the amount of approximately $2.3 million to Sunrise Holdings, L.P., or Sunrise, in connection with the Mountain Hill acquisition, that bears interest at a variable interest rate based upon the LIBOR plus 150 basis points.  The note is payable in four equal annual installments, commencing on the first anniversary of the closing date.  The first annual installment payment of $0.6 million was made on August 1, 2009, the remaining principal balance due on this note, as of March 31, 2010, is $1.7 million.  The note is secured by a first lien security interest in all of Mountain Hill’s assets in favor of Sunrise and is guaranteed by Artesian Resources.

Artesian Water’s trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66 ⅔% of total capitalization.  Our debt to total capitalization, including the short term portion thereof, was 54.4% at March 31, 2010.  In addition, our line of credit with CoBank requires the Company to have an earnings before interest, taxes, depreciation and amortization to total interest expense ratio of not greater than 2.5 to 1 at the end of each fiscal year.

We expect to fund our activities for the next twelve months using our available cash balances and bank credit lines, plus projected cash generated from operations.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First Mortgage Bonds (Principal and Interest)	$7,108	$14,104	$13,929	$161,497	$196,638
State revolving fund loans	590	1,723	1,723	9,021	13,057
Note Payable (Principal and Interest)	601	1,171	---	---	1,772
Operating leases	112	88	92	1,639	1,931
Unconditional purchase obligations	3,443	6,935	6,926	23,405	40,709
Tank painting contractual obligation	374	172	---	---	546
Total contractual cash obligations	$12,228	$24,193	$22,670	$195,562	$254,653

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

Off-Balance Sheet Arrangements

In connection with the purchase of the treatment facility site, as of June 30, 2008, Artesian Utility agreed to commit $3.0 million to NSRWRC, payable in 10 equal annual installments, which commenced on June 30, 2008.  In April 2009, Artesian Utility agreed to accelerate two of its payments to NSRWRC in exchange for a $450,000 reduction in the total commitment.  As a result of the April 2009 reduction in the commitment and the acceleration of the payments, the remaining balance of $1,350,000 was to be repaid over the following 5 years with a final payment of $150,000 due on June 30, 2014.  As of March 31, 2010, the balance owed to NSRWRC was $1,350,000.

Critical Accounting Assumptions, Estimates and Policies; Recent Accounting Standards

This discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2009 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2009.  The preparation of those financial statements required management to make assumptions and estimates that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods.  Actual amounts or results could differ from those based on such assumptions and estimates.

Our critical accounting policies are described in Management's Discussion and Analysis included in our annual report on Form 10-K for the year ended December 31, 2009.  There have been no changes in our critical accounting policies.  Our significant accounting policies are described in our notes to the 2009 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2009.

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2009 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2009 and also in the notes to our consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first three months of 2010 that had a material impact on our financial condition, liquidity or results of operations.

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

At March 31, 2010, Artesian Resources had a $40 million line of credit with Citizens, which is available to all the subsidiaries of Artesian Resources.  As of March 31, 2010, there was $23.9 million of available funds under this line of credit.  The interest rate for borrowings under this line is based on the London Interbank Offering Rate, or “LIBOR.”  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of January 18, 2011 or any date on which Citizens demands payment.

At March 31, 2010, Artesian Water had a $20 million line of credit with CoBank that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of March 31, 2010, no funds were borrowed under this line of credit.  The interest rate for borrowings under this line is the LIBOR plus 1.50%.  The term of this line of credit expires on January 18, 2011.

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC.  Under the terms of the agreement, Artesian Resources acts as the guarantor of NSRWRC’s $10 million construction loan secured by land.  As of March 31, 2010 NSRWRC had $2.4 million of available funds under the construction loan.  The interest rate on this guaranteed debt is variable based on the LIBOR Advantage Rate plus 225 basis points.  In the event of a default by NSRWRC, Artesian Resources shall pay the bank the amount due of the obligations or, on demand of the bank, immediately deposit all amounts due under the obligation.

On August 1, 2008, Artesian Water Maryland executed a promissory note in the amount of approximately $2.3 million to Sunrise Holdings, L.P., or Sunrise, in connection with the Mountain Hill acquisition, that bears interest at a variable interest rate based upon the LIBOR plus 150 basis points.  The note is payable in four equal annual installments, commencing on the first anniversary of the closing date.  The first annual installment payment of $0.6 million was made on August 1, 2009, the remaining principal balance due on this note, as of March 31, 2010, is $1.7 million.  The note is secured by a first lien security interest in all of Mountain Hill’s assets in favor of Sunrise and is guaranteed by Artesian Resources.

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

PART II - OTHER INFORMATION

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.  Although there have been no material changes to the risk factors described in such Annual Report on Form 10-K, the risks described therein are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6 - EXHIBITS

10.1
Revolving Credit Agreement dated January 19, 2010 between Artesian Water Company, Inc. and CoBank, ACB.  Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed on January 25, 2010.

10.2
Demand Lind of Credit Agreement dated January 19, 2010 between Artesian Resources Corporation and each of its subsidiaries and Citizens Bank of Pennsylvania.  Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 8-K filed on January 25, 2010.

10.3
Financing Agreement and General Obligation Note dated February 12, 2010 between Artesian Water Company Inc. and Delaware Drinking Water State Revolving Fund Delaware Department of Health and Social Services Division of Public Health.  Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed on February 17, 2010.

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

ARTESIAN RESOURCES CORPORATION

Date: May 7, 2010	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: May 7, 2010	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial and Accounting Officer)