Form 10-Q
period 2010-06-30
ARTESIAN RESOURCES CORP
filed 2010-08-06
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 3, 2010, 6,672,225 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

TABLE OF CONTENTS

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)
ASSETS	June 30, 2010	December 31, 2009
Utility plant, at original cost less accumulated depreciation	$329,059	$326,899
Current assets
Cash and cash equivalents	544	474
Accounts receivable (less allowance for doubtful accounts 2010 - $123; 2009-$142)	4,579	5,505
Unbilled operating revenues	4,051	3,518
Materials and supplies	1,295	1,220
Prepaid property taxes	3	1,222
Prepaid expenses and other	856	1,304
Total current assets	11,328	13,243
Other assets
Non-utility property (less accumulated depreciation 2010-$304; 2009-$255)	11,521	11,241
Other deferred assets	5,188	4,994
Total other assets	16,709	16,235
Regulatory assets, net	2,428	2,518
	$359,524	$358,895

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$7,552	$7,507
Preferred stock	---	---
Additional paid-in capital	68,766	68,090
Retained earnings	16,200	15,577
Total stockholders' equity	92,518	91,174
Long-term debt, net of current portion	105,545	106,025
	198,063	197,199
Current liabilities
Lines of credit	22,719	25,123
Overdraft payable	1,215	1,026
Current portion of long-term debt	1,537	1,530
Accounts payable	2,429	3,696
Accrued expenses	1,090	685
Deferred income taxes	---	439
Accrued interest	1,207	1,361
Customer deposits	692	592
Other	3,275	2,069
Total current liabilities	34,164	36,521

Commitments and contingencies	---	---

Deferred credits and other liabilities
Net advances for construction	17,677	18,433
Postretirement benefit obligation	703	737
Deferred investment tax credits	674	685
Deferred income taxes	35,541	34,077
Total deferred credits and other liabilities	54,595	53,932

Net contributions in aid of construction	72,702	71,243
	$359,524	$358,895

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Operating revenues
Water sales	$13,909	$13,717	$26,804	$26,217
Other utility operating revenue	714	542	1,333	1,010
Non-utility revenue	1,380	1,111	2,850	2,019
	16,003	15,370	30,987	29,246

Operating expenses
Utility operating expenses	7,466	7,146	14,834	13,990
Non-utility operating expenses	958	790	1,976	1,460
Depreciation and amortization	1,723	1,601	3,454	3,199
State and federal income taxes	1,209	1,304	2,326	2,387
Property and other taxes	1,027	853	1,990	1,706
	12,383	11,694	24,580	22,742

Operating income	3,620	3,676	6,407	6,504

Other income (expense), net
Allowance for funds used during construction	24	115	67	224
Miscellaneous	(44)	19	567	487

Income before interest charges	3,600	3,810	7,041	7,215

Interest charges	1,802	1,813	3,597	3,611

Net income	$1,798	$1,997	$3,444	$3,604

Income per common share:
Basic	$0.24	$0.27	$0.46	$0.49
Diluted	$0.24	$0.27	$0.45	$0.48

Weighted average common shares outstanding
Basic	7,539	7,427	7,526	7,426
Diluted	7,607	7,479	7,595	7,481

Cash dividend per common share	$0.1882	$0.1784	$0.3755	$0.3568

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	For the Six Months
	Ended June 30
	2010		2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$3,444	$3,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		3,454	3,199
Deferred income taxes, net		1,014	2,511
Stock compensation		48	55
AFUDC		(67)	(224)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts		926	(138)
Unbilled operating revenues		(533)	(380)
Materials and supplies		(75)	(63)
Prepaid property taxes		1,219	1,116
Prepaid expenses and other		448	(562)
Other deferred assets		(213)	(157)
Regulatory assets		90	(248)
Accounts payable		(1,267)	(772)
Accrued expenses		405	(1,832)
Accrued interest		(154)	156
Customer deposits and other, net		1,306	(107)
Postretirement benefit obligation		(34)	(37)
NET CASH PROVIDED BY OPERATING ACTIVITIES		10,011	6,121

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures (net of AFUDC)		(6,266)	(8,661)
Proceeds from sale of assets		35	7
NET CASH USED IN INVESTING ACTIVITIES		(6,231)	(8,654)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under lines of credit agreements		(2,404)	2,305
Increase (decrease) in overdraft payable		189	(189)
Net advances and contributions in aid of construction		1,128	787
(Decrease) increase in deferred debt issuance costs		(2)	57
Net proceeds from issuance of common stock		673	583
Dividends		(2,821)	(2,646)
Principal repayments of long-term debt		(473)	(466)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES		(3,710)	431

NET INCREASE (DECREASE ) IN CASH AND CASH EQUIVALENTS		70	(2,102)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		474	2,894

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$544	$792

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions		$281	$341
Interest paid		$3,751	$3,396
Income taxes paid	$	---	$27

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
Unaudited
(In thousands)
	For the Six Months
	Ended June 30,
	2010	2009

Balance, beginning of period	$15,577	$13,694
Net income	3,444	3,604
	19,021	17,298
Less: Dividends	2,821	2,646
Balance, end of period	$16,200	$14,652

See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Artesian Resources Corporation, or Artesian Resources, includes income from the earnings of our eight wholly owned subsidiaries and the income derived from our Service Line Protection Plans described below.  The terms “we”, “our”, “Artesian” and the “Company” as used herein refer to Artesian Resources, its subsidiaries and a variable interest entity required to be consolidated under guidance from the Financial Accounting Standards Board, or FASB, as discussed in Note 2 below.

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

The preliminary engineering and design work was completed on a regional wastewater treatment and disposal facility located in the northern Sussex County area that has the potential to treat up to approximately 8 mgd.  This facility is strategically situated to provide service to the growing population in the Georgetown, Ellendale and Milton areas, as well as to neighboring municipal systems.  This facility was granted conditional use approval by Sussex County Council to serve the Elizabethtown subdivision of approximately 4,000 homes and 439,000 square feet of proposed commercial space, as well as seven additional projects comprising approximately 3,000 residential units.  The facility will also be capable of offering wastewater services to local municipalities.  Artesian Utility Development, Inc., or Artesian Utility, signed an agreement on June 30, 2008 with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC, for the design, construction and operation of this facility.  Once constructed, it will be operated by Artesian Wastewater.

MARYLAND REGULATED SUBSIDIARIES

Artesian Water Maryland, Inc., or Artesian Water Maryland, began operations in August 2007 with the acquisition of the Carpenters Point Water Company.  The Carpenters Point water system serves a 141 home community in Cecil County near the Interstate 95 growth corridor between Philadelphia and Baltimore and has sufficient groundwater supply and elevated water storage to serve additional customers in the undeveloped portions of its franchise and surrounding area.  The Mountain Hill Water Company was acquired in August 2008, which includes service rights to the entire 8,000 acres of undeveloped land in Cecil County’s growth area and access to nearby planned business parks, or the Mountain Hill Service Area, and also provided Artesian Water Maryland the opportunity to serve future customers in the Principio Business Park, as well as the proposed 660 home residential development of Charlestown Crossing and the surrounding area.  We currently serve three commercial accounts in the Principio Business Park, located within Cecil County’s designated growth corridor.  On June 4, 2009, the Maryland Public Service Commission, or MDPSC, approved installation of a water main to serve residents of Whitaker Woods, an existing 172 home development located adjacent to the Mountain Hill Service Area.  As of June 30, 2010, 40 homes in Whitaker Woods were receiving water service.  On September 9, 2009, the MDPSC approved Artesian Water Maryland’s request to construct a water system to serve the first phase, consisting of 71 homes, in the Charlestown Crossing housing development.

In addition, Artesian Water Maryland has entered into the following agreements to further expand our service capabilities:  In October 2008, Artesian Water Maryland signed an agreement, or the Cecil County Purchase Agreement, to purchase from Cecil County all of Cecil County’s rights, title and interest in and to the Meadowview, Pine Hills, Harbourview and Route 7 water facilities and the associated parcels of real property, easement rights and water transmission and distribution systems at a price equal to the net asset value of the purchased assets, which was approximately $2.2 million as of June 30, 2008, and assume certain liabilities at closing.  This sum may be paid in cash at closing or, upon mutual agreement, by a note payable to Cecil County.  In response to the Cecil County Purchase Agreement, the Appleton Regional Community Alliance, or Appleton Alliance, filed a petition with The Circuit Court of Cecil County, Maryland, or Circuit Court, in opposition to the transactions on the grounds that Cecil County has no right to sell the assets involved in the transaction, which has delayed the closing.  The Circuit Court decided in favor of Cecil County on July 24, 2009.  On August 19, 2009, the Appleton Alliance filed an appeal of the Circuit Court’s decision with the Maryland Court of Special Appeals.  Upon the request of Cecil County, which was not opposed by the Appleton Alliance, the matter was moved to the state’s highest Court of Appeals, where it was heard on June 2, 2010.  The Court of Appeals decision is now pending.  Closing on this transaction is also subject to the approval of the MDPSC.  The Cecil County Purchase Agreement may be terminated by either party, subject to certain exceptions, in the event of uncured breach by the other party.  Upon the mutual agreement of the parties, the closing date has been extended to December 31, 2010 pending a final judicial determination on the Appleton Alliance petition.

In December 2009, Artesian Water Maryland signed an agreement, or the Port Deposit Purchase Agreement, to purchase from the Town of Port Deposit, or Port Deposit, all of Port Deposit’s assets used in providing potable water and water distribution and water meter services, or the Facilities, within the town.  At the closing, Artesian Water Maryland will pay to Port Deposit $250,000, less $85,000 already paid as a deposit and any fees owed to Artesian Utility for operating the plant and equipment prior to closing.  Artesian Water Maryland will also deliver a promissory note in the amount of $800,000, or the Promissory Note, payable in four equal annual installments starting on the first day of July following the closing, which will be secured by the assets purchased under the Port Deposit Purchase Agreement and guaranteed by Artesian Resources.  In addition, at the closing Artesian Water Maryland has agreed to assume Port Deposit’s $220,000 loan from the Maryland Water Quality Financing Administration, or MWQFA, either through the assumption of the loan agreement or through the execution of a promissory note to Port Deposit or the Second Promissory Note, based on the approval of the MWQFA.  The Second Promissory Note, if applicable, will be secured by the purchased assets and guaranteed by Artesian Resources.  On July 28, 2010, the MDPSC approved the transaction, including the exercise of franchise agreements granted by Port Deposit and Cecil County.  Closing of this transaction is subject to the satisfaction of a number of closing conditions, including, among other matters, the completion of Artesian Resources’ due diligence, and is expected to occur during the fall of 2010.  Since the closing did not occur by May 31, 2010, an additional deposit of $60,000 was paid.  Also, since closing will occur after July 1, 2010, the first payment due on the Promissory Note will be paid at closing.  If closing does not occur by March 1, 2011, the Purchase Agreement will be automatically terminated.  The existing water system subject to the Port Deposit Purchase Agreement serves approximately 280 customers and includes a water treatment facility with a capacity of up to approximately 500,000 gallons per day and a 500,000 gallon ground storage tank.  The existing water system also has a water appropriation permit for withdrawals of up to 700,000 gallons per day from the Susquehanna River.

Artesian Wastewater Maryland, Inc., or Artesian Wastewater Maryland, was incorporated on June 3, 2008 specifically for the purpose of executing the purchase agreements described below in order to provide regulated wastewater services in Maryland.

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

The Meadowview Agreement and the Cherry Hill Agreement are also subject to the petition filed by the Appleton Alliance described in the Artesian Water Maryland section above.  As a result, closing will be delayed until the final judicial determination on the Appleton Alliance petition.  Closing on these transactions is also subject to the approval of the MDPSC.  Under each of the agreements, either party may terminate such agreement, subject to certain exceptions, in the event of uncured breach by the other party.  Upon the mutual agreement of the parties, the closing date has been extended to December 31, 2010 pending a final judicial determination regarding the Appleton Alliance petition.

PENNSYLVANIA REGULATED SUBSIDIARY

Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, began operations upon receiving recognition as a regulated public water utility by the Pennsylvania Public Utility Commission, or PAPUC, in 2002.  It provides water service to a residential community in Chester County.  Artesian Water Pennsylvania filed an application with the PAPUC to increase our service area in Pennsylvania, which was approved and a related order was entered on February 4, 2005.  This application involved specific developments, in which we expect modest future growth.  Home construction in these developments has not progressed yet pending resolution of developer-related township approvals.

OTHER SUBSIDIARIES

Our three other subsidiaries, none of which are regulated, are Artesian Utility, Artesian Development Corporation, or Artesian Development, and Artesian Consulting Engineers, Inc., or Artesian Consulting Engineers.

Artesian Utility was formed in 1996.  It designs and builds water and wastewater infrastructure and provides contract water and wastewater services on the Delmarva Peninsula.  Artesian Utility also evaluates land parcels, provides recommendations to developers on the size of water or wastewater facilities and the type of technology that should be used for treatment at such facilities, and operates 25 water and wastewater facilities in Delaware, Maryland and Pennsylvania for private, municipal and governmental organizations.  Artesian Utility also has several contracts with developers for design and construction of wastewater facilities within the Delmarva Peninsula, using a number of different technologies for treatment of wastewater at each facility.

We currently operate wastewater treatment facilities for the town of Middletown, in Southern New Castle County, or Middletown, under a 20-year contract that expires on February 1, 2021.  The facilities include two wastewater treatment stations with capacities of up to approximately 2.5 mgd and 250,000 gallons per day, respectively.  We also operate a wastewater disposal facility in Middletown in order to support the 2.5 mgd wastewater treatment station.

We currently provide contract water and wastewater operation services to private, municipal and governmental institutions in the southeastern part of Pennsylvania as a result of our acquisition of TMH Environmental Services, Inc., or TMH, in May 2007.

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC, for the design, construction and operation of the Northern Sussex Regional Water Recycling Complex, a wastewater treatment facility to be located in Sussex County, Delaware.  NSRWRC was created for the purpose of developing the treatment facility site, which, once constructed, will be operated by Artesian Wastewater.

In connection with the Meadowview Agreement and the Cherry Hill Agreement described above, in March 2009, Artesian Utility signed an agreement with the Cecil County Department of Public Works in Cecil County, Maryland to operate the Meadowview Wastewater and Highlands Wastewater treatment and disposal facilities until Artesian Wastewater Maryland’s purchase of the facilities is final.  This agreement also employs Artesian Utility to operate two water supply and treatment stations and two booster stations in Cecil County.  In addition, in connection with the Port Deposit Purchase Agreement, in March 2009 Artesian Utility signed an agreement with Port Deposit to operate and maintain a water system through August 2010, with three additional one-year renewal options, pending closing on the Port Deposit Purchase Agreement.

Artesian Development owns an approximately six-acre parcel of land zoned for office buildings located immediately adjacent to our corporate headquarters and two nine-acre parcels of land located in Sussex County.

In October 2007, Artesian Development purchased the two nine-acre parcels noted above, located on Route 9, west of the City of Lewes in Sussex County, Delaware.  Artesian Development received a conditional use grant for this land from Sussex County to construct an office facility, as we continue to expand our operations in southern Delaware.  This conditional use also permits the construction of water treatment and wastewater facilities and elevated storage on the site to provide service to the area between Lewes and Georgetown, Delaware.  Once permits and approvals to construct the facilities are received, appropriate agreements with the utility affiliates of Artesian Development for their use will be developed.  In January 2008 we received the approved Soils Investigation Report and, in July 2008, we received the approved Preliminary Groundwater Impact Assessment and Groundwater Mounding Analysis from the Delaware Department of Natural Resources and Environmental Control, or DNREC.  We submitted designs to DNREC along with supplementary information seeking to increase the number of units approved to be served at the site from 400 units to approximately 1,900 units.  The permitting process is complete.  Additional groundwater studies, which are designed to improve the phasing and implementation of the systems operation in accordance with DNREC requirements, are currently underway.  We have current requests for service from four local developments.

Artesian Consulting Engineers provides an array of engineering services to developers, private residential clients, commercial clients and municipal clients.  On June 6, 2008, Artesian Consulting Engineers acquired all the assets of Meridian Architects and Engineers, or Meridian, a leading provider of engineering services in Delaware.  The acquisition included the assignment of certain current contract agreements to provide engineering services to developers and included services to be provided to Artesian Water.  This acquisition provided Artesian Resources with enhanced design and engineering capabilities that we believe have decreased our reliance on outside engineering firms for similar services.  In addition, we believe that Meridian’s ability to offer engineering services to design on-site water and wastewater systems for developers, as well as offsite wastewater collection systems in Sussex County, provides additional revenues that are not weather sensitive.

OTHER

Artesian Resources initiated a Water Service Line Protection Plan, or WSLP Plan, in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers’ leaking water service lines up to an annual limit.  As of June 30, 2010, approximately 14,790, or 21.4%, of our 69,000 eligible water customers had signed up for the WSLP Plan.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers’ sewer lines.  This plan, the Sewer Service Line Protection Plan, or SSLP Plan, covers all parts, material and labor required to repair or replace participating customers’ leaking or clogged sewer lines up to an annual limit.  As of June 30, 2010, approximately 7,200, or 10.4%, of our 69,000 eligible customers had signed up for the SSLP Plan.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-customers of Artesian Resources.  As of June 30, 2010, approximately 300 non-customer participants have signed up for either the WSLP Plan or SSLP Plan.

NOTE 2 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company's annual report on Form 10-K.  Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company's annual report on Form 10-K for fiscal year 2009 as filed with the Securities and Exchange Commission on March 11, 2010.

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly-owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's balance sheet position as of June 30, 2010, the results of operations for the six month and quarterly periods ended June 30, 2010 and 2009 and cash flows for the six month periods ended June 30, 2010 and 2009.  In addition, in accordance with FASB Accounting Standards Codification, or ASC, Topic 810, the Company consolidates variable interest entities for which it is deemed to be the primary beneficiary (refer to Note 9 - Northern Sussex Regional Water Recycling Complex, LLC).  All inter-company transactions and balances have been eliminated in consolidation.

The results of operations for the interim period presented are not necessarily indicative of the results for the full year or for future periods.

NOTE 3 – STOCK COMPENSATION PLANS

On May 25, 2005, the Company’s stockholders approved a new Equity Compensation Plan, which authorizes up to 500,000 shares of Class A Non-Voting Common Stock, or Class A Stock, for issuance, referred to as the 2005 Equity Compensation Plan, or the Plan.  Since May 25, 2005, no additional grants have been made under the Company’s other stock-based compensation plans that were previously available.  The Company accounts for stock options issued after January 1, 2006 under FASB ASC Topic 718.  For the three and six months ended June 30, 2010, compensation expense of approximately $27,000 and $48,000 was recorded for stock options granted in May 2010 and May 2009 under the Plan.  Approximately $25,000 and $55,000 in compensation expense was recorded during the three and six months ended June 30, 2009 for stock options issued in May 2009 and May 2008.  Costs were determined based on the fair value at the grant date and those costs are being charged to income over the service period associated with the grants.

The fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants issued in 2010 and 2009.  All options were granted at market value with a 10-year option term with a vesting period of one year from the date of grant.

	2010	2009
Expected Dividend Yield	4.24%	4.50%
Expected Stock Price Volatility	0.27	0.26
Weighted Average Risk-Free Interest Rate	3.38%	2.81%
Weighted Average Expected Life of Options (in years)	8.97	7.06

The expected dividend yield was based on a 12-month rolling average of the Company’s dividend yield.  The expected volatility is the standard deviation of the change in the natural logarithm of the stock price (expressed as an annual rate) for the expected term shown above.  The expected term was based on historic exercise patterns for similar grants.  The risk-free interest rate is the 7-year and 10-year Treasury Constant Maturity rate as of the date of the grants for 2009 and 2010, respectively.

The following summary reflects changes in the shares of Class A Non-Voting Common Stock under option:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)
Plan options
Outstanding at January 1, 2010	497,889	$15.91
Granted	33,750	18.61
Exercised	(24,139)	9.85
Expired	---
Outstanding at June 30, 2010	507,500	$16.38	4.85	$1,304

Options exercisable at June 30, 2010	473,750	$16.22	4.50	$1,304

The total intrinsic value of options exercised during the three and six months ended June 30, 2010 was approximately $173,000 and $190,000, respectively.

The following summary reflects changes in the non-vested shares of Class A Stock under option:

Non-vested Shares	Option Shares	Weighted Average Grant – Date Fair Value Per Option
Non-vested at January 1, 2010	33,750	$15.26
Granted	33,750	18.61
Vested	(33,750)	15.26
Canceled	---	N/A
Non-vested at June 30, 2010	33,750	$18.61

As of June 30, 2010, there was $111,000 of total unrecognized expense related to non-vested option shares granted under the Plan.  The cost will be recognized over the remaining 0.88 year vesting period of the unvested options.

NOTE 4 - REGULATORY ASSETS

FASB ASC Topic 980 stipulates generally accepted accounting principles for companies whose rates are established or subject to approvals by a third-party regulatory agency.  Certain expenses are recoverable through rates charged to our customers, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the DEPSC, the MDPSC and the PAPUC.  Depreciation and salary study expenses are amortized on a straight-line basis over a period of five years, while all other expenses related to rate proceedings and applications to increase rates are amortized on a straight-line basis over a period of two years.  The postretirement benefit obligation, which is being amortized over twenty years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments.  The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customers reverse.  Goodwill is entirely associated with the acquisition of Mountain Hill in August 2008 and is currently being amortized on a straight-line basis over a period of fifty years.  The purchase price of Mountain Hill included reimbursement of all carrying costs through the date of acquisition, which resulted in the recognition of goodwill.  Deferred acquisition costs are the result of due diligence costs related to the proposed purchase agreements for water and wastewater facilities in Cecil County, Maryland.  Amortization of these deferred acquisition costs will not begin until the acquired assets are placed into service.

Regulatory assets, net of amortization, comprise:
	Unaudited
	(in thousands)
	June 30, 2010	December 31, 2009

Postretirement benefit obligation	$815	$849
Deferred income taxes recoverable in future rates	529	536
Goodwill	359	363
Deferred acquisition costs	644	542
Expense of rate and regulatory proceedings	81	228
	$2,428	$2,518

Expenses related to the Net Periodic Pension Cost for the postretirement benefit obligation are as follows:

	Unaudited
	(in thousands)
For the Six Months Ended June 30,
	2010	2009
Net Periodic Pension Cost
Interest cost	$22	$22
Amortization of net loss	(2)	(7)
Amortization of transition obligation	4	4

Total Net Periodic Benefit Cost	$24	$19

Contributions

Artesian Water contributed $58,000 to its postretirement benefit plan in the first six months of 2010 and expects to contribute another $58,000 for the remainder of the year.  These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company’s eligible retired employees.

NOTE 5 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.  The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Average common shares outstanding during
the period for Basic computation	7,539	7,427	7,526	7,426
Dilutive effect of employee stock options	68	52	69	55

Average common shares outstanding during
the period for Diluted computation	7,607	7,479	7,595	7,481

For the three and six months ended June 30, 2010, employee stock options to purchase 216,600 and 208,500 shares of common stock were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during this period.

The Company has 15,000,000 authorized shares of Class A Non-Voting Common Stock, or Class A Stock, and 1,040,000 authorized shares of Class B Common Stock, or Class B Stock.  As of June 30, 2010, 6,671,040 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  As of June 30, 2009, 6,567,376 Class A shares and 881,452 Class B shares were issued and outstanding.  The par value for both classes is $1.00 per share.  For the three months ended June 30, 2010 and June 30, 2009, the Company issued 35,377 and 23,682 shares of Class A Stock, respectively.  For the six months ended June 30, 2010 and June 30, 2009, the Company issued 45,262 and 47,994 shares of Class A Stock, respectively.

Equity per common share was $12.29 and $12.23 at June 30, 2010 and December 31, 2009, respectively.  These amounts were computed by dividing common stockholders' equity by the weighted average number of shares of common stock outstanding on June 30, 2010 and December 31, 2009, respectively.

NOTE 6 - REGULATORY PROCEEDINGS

Our water and wastewater utilities generate operating revenue from customers based on rates that are established by state Public Service Commissions through a rate setting process that may include public hearings, evidentiary hearings and the submission of evidence and testimony in support of the requested level of rates by the Company.

We are subject to regulation by the following state regulatory commissions:  The DEPSC regulates both Artesian Water and Artesian Wastewater.  Artesian Water Maryland and Artesian Wastewater Maryland are subject to the regulatory jurisdiction of the MDPSC, and Artesian Water Pennsylvania is subject to the regulatory jurisdiction of the PAPUC.

Rate Proceedings

Our regulated utilities periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business.  In Delaware, utilities are permitted by law to place rates into effect, under bond, on a temporary basis pending completion of a rate increase proceeding.  The first temporary increase may be up to the lesser of $2.5 million on an annual basis or 15% of gross water sales.  Should the rate case not be completed within seven months, by law, the utility may put the entire requested rate relief, up to 15% of gross water sales, in effect under bond until a final resolution is ordered and placed into effect.  If any such rates are found to be in excess of rates the DEPSC finds to be appropriate, the utility must refund the portion found to be in excess to customers with interest.  The timing of our rate increase requests are therefore dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase.  We can provide no assurances that rate increase requests will be approved by applicable regulatory agencies and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.

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

Service Territory Expansion Proceedings

On March 20, 2007, the DEPSC entered Order No. 7142 which re-opened Regulation Docket No. 51.  By this Order, the DEPSC proposed to repeal rules implemented in 2001 and replace them with new "Regulations Governing Certificates of Public Convenience and Necessity."  The proposed rules addressed the content of how notifications are sent to landowners, the definitions for the “Proposed Service Area” and the requirement of the applying utility to certify that it will actually provide water services to a new proposed service territory within three years.  If water service is not provided within the three-year time frame, the proposed rule provides a mechanism for the DEPSC to determine whether the utility should be able to retain the new CPCN.  In the March 2009 proceedings, the DEPSC recommended that a utility provide water service to a new proposed service territory within five years.  Under the revised proposal, a landowner could request the opportunity to opt-out of the CPCN if service has not been provided within five years.  The utility would be entitled to a hearing before DEPSC on the opt-out request.  On March 2, 2010, the DEPSC reached decisions on these proposed rules.  They voted unanimously not to adopt any change regarding the proposed five-year opt out rule, but did approve changes to the definition of “Proposed Service Area.”  In the future, a Proposed Service Area will encompass either a single parcel or two or more contiguous parcels that will be provided water by the same system or main extension.

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

On June 4, 2009, the MDPSC approved Artesian Water Maryland’s request to construct a water system to serve the 172 residents of the Whitaker Woods housing development located adjacent to the Mountain Hill Service Area.  This expanded franchise area is subject to the Mountain Hill tariff rates.  We began serving customers in this development in November 2009.  On September 9, 2009, the MDPSC approved Artesian Water Maryland’s request to construct a water system to serve 71 residents in the Charlestown Crossing housing development.  Construction was completed in July 2010.

In December 2009, Artesian Water Maryland applied for approval from the MDPSC to exercise a franchise to provide water service to the Town of Port Deposit.  This application also requested authority to finance the purchase of water system facilities, and to establish water service rates.  On July 28, 2010, the MDPSC approved our application.

Other Proceedings

Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC.  This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility’s overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied can not exceed 5% within any 12-month period.  We did not have DSIC in effect during 2009.  In November 2009, Artesian Water filed an application with the DEPSC for approval to collect a 0.34% increase, an estimated $185,000 annually, effective January 1, 2010.  This will recover the costs of eligible non-revenue producing improvements made since the last rate increase in 2008.  In May 2010, we filed an application with the DEPSC for approval to increase the DSIC rate to 0.68% effective July 1, 2010, which will generate approximately $195,000 on an annual basis.  The DEPSC approved the DSIC effective January 1, 2010 and July 1, 2010, subject to audit at a later date.  For the six months ended June 30, 2010, we earned approximately $88,000 in DSIC revenue.

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

In 2003, legislation was enacted in Delaware requiring all water utilities serving within northern New Castle County, Delaware to certify by July 2006, and each three years thereafter, that they have sufficient sources of self-supply to serve their respective systems.  On June 30, 2006, Artesian Water filed our certification related to the adequacy of our water supply through 2009.  After completion of their review, on July 24, 2007, the DEPSC accepted our certification of sufficient water supply.  As required, we filed a new certification of self-sufficiency with the DEPSC on June 30, 2009, for the period through 2012.  On June 1, 2010, the DEPSC accepted our self-sufficiency certification through 2012.

NOTE 7 – INCOME TAXES

Under FASB ASC Topic 740, the Company analyzed Artesian’s various tax positions and determined that no further entry, recognition or derecognition was required.  The Company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.  There were no such interest and penalty charges for the period ended June 30, 2010 or June 30, 2009.  The Company remains subject to examination by federal and state authorities for tax years 2006 through 2009.  During the second quarter of 2010, the Internal Revenue Service, or IRS, conducted an examination of the Company’s Federal income tax returns for 2007 and 2008.  The IRS has proposed no changes to the 2007 consolidated corporate income tax return.  The IRS has proposed changes to the tax depreciation expense, related to the bonus depreciation calculation, on the 2008 consolidated corporate income tax return in the amount of approximately $1.9 million.  This proposed change does not constitute a disallowance of a deduction, but only a deferral of the deduction.  The depreciation expense will be taken in subsequent years over the remaining tax lives of the applicable assets.  This adjustment would reduce the Net Operating Loss generated in 2008 by the same amount.  The Company agrees with this proposed change.

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

Long-term Financial Liabilities

The fair value of Artesian Resources' long-term debt as of June 30, 2010 and December 31, 2009, determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities as guided under FASB ASC 825 are shown as below:

In thousands
	June 30, 2010	December 31, 2009
Carrying amount	$105,545	$106,025
Estimated fair value	115,044	103,650

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

NOTE 9 – NORTHERN SUSSEX REGIONAL WATER RECYCLING COMPLEX, LLC

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC, for the design, construction and operation of the Northern Sussex Regional Water Recycling Complex, a wastewater treatment facility to be located in Sussex County, Delaware.  NSRWRC was created for the sole purpose of developing the treatment facility site, which, once constructed, will be operated by Artesian Wastewater.  The Company has determined that NSRWRC constitutes a variable interest entity, or VIE, as defined by FASB ASC Topic 810.  See Note 2 – Basis of Presentation.

The Company, by contract, has control over the design and construction of the treatment facility.  NSRWRC is financially responsible for designing and building the treatment facility.  Under the terms of the agreement, Artesian Resources acts as the guarantor of a $10 million construction loan, secured by a 75-acre parcel purchased by NSRWRC on July 1, 2008 for approximately $5 million.  The interest rate on the construction loan is variable based on London Interbank Offered Rate, or LIBOR, Advantage Rate plus 2.25%.  The construction loan includes provisions that require Artesian Resources to assume the debt and all liabilities arising from that debt under certain circumstances, including the bankruptcy of NSRWRC.  In the event of default by NSRWRC, Artesian Resources shall pay NSRWRC's obligations due to the financial institution or, on demand of the financial institution, immediately deposit all amounts due under such obligations.  As of June 30, 2010, approximately $7.6 million has been drawn on the loan, which is included in the Lines of Credit on our Condensed Consolidated Balance Sheet.  As of June 30, 2010, approximately $8.0 million is included in non-utility property and was comprised of the land and construction in progress of the facility.  The entire capitalization of NSRWRC is comprised of the amounts borrowed against the $10 million construction loan.  In connection with the purchase of the treatment facility site, as of June 30, 2008, Artesian Utility agreed to commit $3.0 million to NSRWRC, payable in 10 equal annual installments, which commenced on June 30, 2008.  In April 2009, Artesian Utility agreed to accelerate two of its payments to NSRWRC in exchange for a $450,000 reduction in the total commitment.  As a result of the April 2009 reduction in the commitment and the acceleration of the payments, the remaining balance of $1,350,000 was to be repaid over the following 5 years with a final payment of $150,000 due on June 30, 2014.  As of June 30, 2010, the balance owed to NSRWRC was $1,200,000.  There has been a nominal investment in NSRWRC by the owner of NSRWRC.  The treatment facility will be owned by NSRWRC until the initial loan for the construction of the treatment facility is repaid.  At that time, the treatment facility will be transferred to the Company for nominal value as contributed property.  Immediately following the transfer of the treatment facility and extinguishment of debt, NSRWRC will be dissolved.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company has entered into transactions in the normal course of business with related parties.  The owner of NSRWRC is the sole owner of Meridian Architects and Engineers, LLC, or Meridian Architects, Meridian Enterprises, LLC, or Meridian Enterprises, and Meridian Consulting, LLC, or Meridian Consulting.  The Company did not use Meridian Architects, Meridian Enterprises or Meridian Consulting for consulting services during the six months ended June 30, 2010.  For the six months ended June 30, 2009, approximately $100,000 was paid to Meridian Architects, approximately $100,000 was paid to Meridian Enterprises and approximately $31,000 was paid to Meridian Consulting in connection with various consulting services.  Approximately $22,500 and $30,000 was paid to Meridian Enterprises for the six months ended June 30, 2010 and June 30, 2009, respectively, for office space rental.  Also, as of June 30, 2010 and June 30, 2009, the Company had accounts receivable balances for engineering services due from the following entities, all of which are owned by the owner of NSRWRC:  Meridian Architects of approximately $58,000 and $46,000, respectively, Landlock, LLC of approximately $228,000 and $218,000, respectively, Triple D Double S, LLC of approximately $74,000 and $37,000, respectively, and Peninsula Square, LLC of approximately $32,000 and $29,000, respectively.  A portion of the accounts receivable balance, approximately $329,000, is over one year old.  In addition, for the six months ended June 30, 2010, related party revenue for engineering services is as follows:  Triple D Double S, LLC of approximately $3,000.  For the six months ended June 30, 2009, related party revenue for engineering services is as follows:  Meridian Architects of approximately $7,000, Landlock, LLC of approximately $109,000, Triple D Double S, LLC of approximately $7,000 and Peninsula Square, LLC of approximately $20,000.  All services were provided in the ordinary course of business at fees and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2010

OVERVIEW

Our profitability is primarily attributable to the sale of water by Artesian Water.  Gross water sales in Artesian Water comprise 86.4% of total operating revenues, the amount of which is subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives.

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

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers served contributed to increases in our operating revenue.  As of June 30, 2010, we had approximately 77,500 metered water customers in Delaware, an increase of approximately 1,500 compared to June 30, 2009.  The number of metered customers in Maryland increased slightly compared to 2009, and the number of metered customers in Pennsylvania remained consistent with 2009.

Wastewater Division

Artesian Wastewater owns wastewater infrastructure and began providing wastewater services in Delaware in July 2005.  Artesian Wastewater Maryland was incorporated on June 3, 2008 to provide regulated wastewater services in Maryland.  Our wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.

Non-Regulated Division

Artesian Utility provides contract water and wastewater operation services to 25 private, municipal and governmental institutions.  Artesian Utility currently operates wastewater treatment facilities for the town of Middletown, in Southern New Castle County, or Middletown, under a 20-year contract that expires on February 1, 2021.  The facilities include two wastewater treatment stations with capacities of up to approximately 2.5 mgd and 250,000 gallons per day, respectively.  We also operate a wastewater disposal facility in Middletown in order to support the 2.5 mgd wastewater facility.

Artesian Development owns an approximately six-acre parcel of land zoned for office buildings located immediately adjacent to our corporate headquarters and two nine-acre parcels of land, in Sussex County, on which an office facility, a water treatment plant and a wastewater facility may be constructed.

Artesian Consulting Engineers, previously known as Meridian, provides engineering services to developers for residential and commercial development.  The acquisition of Meridian in June 2008 included the assignment of certain current contract agreements to provide engineering services to developers and includes services to be provided to Artesian Water.

Protection Plans

In addition to services discussed above, Artesian Resources initiated a Water Service Line Protection Plan, or WSLP Plan, in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers’ leaking water service lines up to an annual limit.  As of June 30, 2010, approximately 14,790, or 21.4%, of our 69,000 eligible water customers had signed up for the WSLP Plan.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers’ sewer lines.  This plan, the Sewer Service Line Protection Plan, or SSLP Plan, covers all parts, material and labor required to repair or replace participating customers’ leaking or clogged sewer lines up to an annual limit.  As of June 30, 2010, approximately 7,200, or 10.4%, of our 69,000 eligible customers had signed up for the SSLP Plan.  Also, in the second quarter of 2010, the WSLP Plan and the SSLP Plan were extended to include non-customers of Artesian Resources.  As of June 30, 2010, approximately 300 non-customer participants have signed up for either the WSLP Plan or SSLP Plan.

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

In our regulated water division, our strategy is to focus on a wide spectrum of activities, which include identifying new and dependable sources of supply, developing the wells, treatment plants and delivery systems to supply water to customers and educating customers on the wise use of water.  Our strategy includes focused efforts to expand in new regions added to our Delaware service territory over the last 10 years.  In addition, we believe growth will occur in the Maryland counties on the Delmarva Peninsula.  We plan to expand our regulated water service area in the Cecil County designated growth corridor and to expand our business through the design, construction, operation, management and acquisition of additional water systems.  The expansion of our exclusive franchise areas elsewhere in Maryland and the award of additional contracts will similarly enhance our operations within the state.

We believe that Delaware's generally lower cost of living in the region, availability of development sites in relatively close proximity to the Atlantic Ocean in Sussex County, and attractive financing rates for construction and mortgages have resulted, and will continue to result, in increases to our customer base.  Substantial portions of Delaware are currently not served by a public water system, which could also assist in an increase to our customer base as systems are added.  According to the United States Census Bureau, Delaware's population increased an estimated 13% from 2000 to 2009, as compared to the nationwide growth rate of approximately 9%.  Recent challenging economic conditions, particularly in the housing market, resulted in a much lower rate of new customer additions than experienced in many years.

In our regulated wastewater division, we foresee significant growth opportunities and will continue to seek strategic partnerships and relationships with developers and municipalities to complement existing agreements for the provision of wastewater service in Delaware, Maryland and surrounding areas.  Artesian Wastewater completed an agreement with Georgetown, Delaware in July 2008 to provide wastewater treatment and disposal services for Georgetown’s growth and annexation areas.  Artesian Wastewater will provide up to 1 mgd of wastewater capacity for the town over the next 10 years.  Artesian Wastewater Maryland signed two agreements in October 2008 with Cecil County for the purchase of specific wastewater facilities.  The closing of these transactions is delayed until a final judicial determination is received on the petition filed by the Appleton Alliance as further described in the notes to our interim financial statements.  Closing on these transactions is also subject to the approval of the MDPSC.  Once completed, these acquisitions will add four wastewater facilities to our service area.

The general need for increased capital investment in wastewater systems is due to a combination of population growth, more protective water quality standards and aging infrastructure.  Our capital investment plan for the next five years includes projects for wastewater treatment plant improvements and additions in both Delaware and Maryland.  Capital improvements are planned and budgeted to meet anticipated changes in regulations and needs for increased capacity related to projected growth.  The DEPSC and MDPSC have generally recognized the operating and capital costs associated with these improvements in setting wastewater rates for current customers and capacity charges for new customers.

In our non-regulated division, we are actively pursuing opportunities to expand our contract operations.  In Artesian Utility, we will seek to expand our contract design and construction services of water and wastewater facilities for developers, municipalities and other utilities and will continue to actively pursue water and wastewater operation contracts with municipalities across the Delmarva Peninsula.  Artesian Development owns two nine-acre parcels of land, located in Sussex County, Delaware, which will allow for construction of an office facility, water treatment facility and wastewater treatment facility.  Artesian Consulting Engineers continues to provide an array of civil engineering, land surveying and architectural work for public and private residential, commercial and municipal clients, including Artesian Resources.  We believe these engineering services will continue to provide a revenue stream that is not weather-sensitive, while also providing additional opportunities for Artesian Resources.  In addition, Artesian Consulting Engineers provides Artesian Resources with enhanced design and engineering capabilities that we believe decrease our reliance on outside engineering firms for similar services.

Regulatory Matters and Inflation

Our water and wastewater utility operations are subject to regulation by their respective state regulatory commissions, which have broad administrative power and authority to regulate rates charged for service, determine franchise areas and conditions of service, approve acquisitions, authorize the issuance of securities and oversee other matters.  The profitability of our utility operations is influenced, to a great extent, by the timeliness and adequacy of rate allowances we are granted by the respective regulatory commissions or authorities in the states in which we operate.

In August 2009, Artesian Water, the DEPSC and the Division of the Public Advocate and Christiana Care Health Services, Inc. entered into an agreement to settle Artesian Water’s April 2008 application for an increase in rates.  PSC Order No. 7657 was signed by the DEPSC on September 22, 2009, approving the settlement agreement, which made the existing 15% temporary increase in base rates permanent.  Since the rate was equal to the 15% temporary increase in rates charged to customers since December 17, 2008, Artesian Water was not required to refund any amounts to customers.  This settlement also included the agreement that Artesian Water will not apply for a further rate increase for an 18-month period from the date of the DEPSC’s order closing this application.  It was also agreed that the revenue recovered by the Company pursuant to the settlement does not include any recovery of funds attributable to state income tax expense, as it is unlikely that any state income tax will be paid by Artesian Water during the rate effective period.

We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability.  The cumulative effect of inflation results in significantly higher facility costs compared to investments made 20 to 40 years ago, which must be recovered from future cash flows.

Results of Operations – Analysis of the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Operating Revenues

Revenues totaled $16.0 million for the three months ended June 30, 2010, $0.6 million or 4.1%, above revenues for the three months ended June 30, 2009 of $15.4 million.  An increase in non-utility revenue of approximately $269,000 was the primary contributor to the increase, a result of an increase in contract services.  Water sales revenues increased 1.4% for the three months ended June 30, 2010 over the corresponding period in 2009, a result of an increase in water consumption.  An increase of approximately $172,000 in other utility operating revenue also contributed to the increase in our total operating revenues.  We realized 86.9% of our total operating revenue for the three months ended June 30, 2010 from the sale of water.  During the same period of 2009, 89.3% of our total revenue was from water sales.

Non-utility operating revenue increased $269,000, or 24.2%, for the three months ended June 30, 2010, from $1,111,000 in 2009 to $1,380,000 in 2010.  This increase is attributable to an increase in contract revenue in Artesian Utility, primarily due to design and permitting services performed for a project in Middletown, Delaware and increased contract services performed for municipalities in Maryland.

Other utility operating revenue increased approximately $172,000, from $542,000 in 2009 to $714,000 in 2010.  The increase is primarily the result of increased wastewater customer service revenues and an increase in the water shut off fee in our service charges.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $662,000, or 7.5%, to $9.5 million for the three months ended June 30, 2010, compared to $8.8 million for the same period in 2009.  The components of the change in operating expenses includes an increase in utility operating expenses of $320,000, an increase in non-utility operating expenses of $168,000 and an increase in property taxes of $174,000.

The increase in utility operating expenses of $320,000, or 4.5%, for the three months ended June 30, 2010 over the same period in 2009, is comprised of an increase in payroll and employee benefits costs and purchased water expense, partially offset by a decrease in administrative expenses.

Payroll and employee benefit costs increased $215,000, or 6.1%, compared to the same period in 2009, primarily as a result of an increase in wages, a decrease in capitalized labor and increased medical benefit premiums.

Purchased water expense increased $182,000, or 21.8%, compared to the same period in 2009, primarily due to the timing of purchases under contract from the Chester Water Authority and an increase of 11.0% in Chester Water Authority’s rates effective in July 2009.  The Chester Water Authority sent us a notice on March 16, 2010 of an 11.5% rate increase schedule effective July 1, 2010.

Administration expenses decreased $95,000, or 9.1%, in the second quarter of 2010 compared to 2009 as a result of a decrease in expenses related to rate case filings and annual report printing.

Non-utility expenses increased approximately $168,000, or 21.3%, for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, primarily as a result of more project activity in Artesian Utility as compared to the same period in 2009.

Property and other taxes increased by $174,000, or 20.4%, compared to the same period in 2009, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and increases in the number of plants owned by Artesian.  Property taxes are assessed on land, buildings and certain utility plants, which includes the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.  Property taxes also increased due to the first-year assessment of a facility located in Maryland, which was retroactive to 2009.  In addition, the increase in property and other taxes reflects an increase in payroll taxes, a result of increased payroll costs.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 59.1% for the three months ended June 30, 2010, compared to 57.2% for the three months ended June 30, 2009.

Depreciation and amortization expense increased $122,000, or 7.6%, for the three months ended June 30, 2010 as compared to the same period in 2009, due to continuing investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense decreased $95,000 due to lower taxable income for the three months ended June 30, 2010, compared to the three months ended June 30, 2009.

Allowance for Funds Used During Construction

Our Allowance for Funds Used During Construction, or AFUDC, decreased $91,000 compared to the same period in 2009, due to management’s decision to reduce discretionary capital expenditures and the general slowdown in the housing market, resulting in decreased long-term construction activity subject to AFUDC for the second quarter of 2010 compared to the same period in 2009.

Interest Charges

Interest charges decreased $11,000 for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, primarily due to less long-term debt outstanding, partially offset by the increase in short-term debt outstanding during the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Net Income

Our net income decreased $199,000, or 10.0%, for the three months ended June 30, 2010, compared to the same period a year ago.  This decrease was primarily due to the decreased AFUDC due to the reduction of discretionary capital expenditures and the general slowdown in the housing market that decreased long-term construction activity subject to AFUDC.  Also contributing to the decreased net income were lower utility operating income margins for the second quarter of 2010 compared to the same period in 2009.

Results of Operations – Analysis of the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Operating Revenues

Revenues totaled $31.0 million for the six months ended June 30, 2010, $1.8 million, or 6.0%, above revenues for the six months ended June 30, 2009 of $29.2 million.  Water sales revenues increased 2.2% for the six months ended June 30, 2010, over the corresponding period in 2009, a result of an approximate 2.8% increase in water consumption.  In addition, a portion of the increase in water sales revenue reflects an increase of approximately 1,500 in the number of customers served as compared to the same period in 2009.  We realized 86.5% of our total operating revenue for the six months ended June 30, 2010 from the sale of water.  In the same period in 2009, 89.6% of our total revenue was from water sales.

Non-utility operating revenue increased $831,000 for the six months ended June 30, 2010, or 41.2%, from $2,019,000 in 2009 to $2,850,000 for the same period in 2010.  This increase is attributable to an increase in contract revenue in Artesian Utility, primarily due to design and permitting services performed for a project in Middletown, Delaware and increased contract services performed for municipalities in Maryland.

Other utility operating revenue increased approximately $323,000, from $1,010,000 in 2009 to $1,333,000 in 2010.  The increase is primarily the result of increased wastewater customer service revenues and an increase in the water shut off fee in our service charges.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $1.6 million, or 9.6%, to $18.8 million for the six months ended June 30, 2010, compared to $17.2 million for the same period in 2009.  The components of the change in operating expenses includes an increase in utility operating expenses of $844,000, an increase in non-utility operating expenses of $516,000 and an increase in property taxes of $284,000.

The increase in utility operating expenses of $844,000, or 6.0%, for the six months ended June 30, 2010 over the same period in 2009, is comprised of an increase in purchased water expense, payroll and employee benefits costs and repair and maintenance expenses, partially offset by a decrease in water treatment expenses.

Purchased water expense increased $415,000, or 25.9%, compared to the same period in 2009, primarily due to the timing of purchases under contract from the Chester Water Authority and an increase of 11.0% in Chester Water Authority’s rates effective in July 2009.  The Chester Water Authority sent us a notice on March 16, 2010 of an 11.5% rate increase schedule effective July 1, 2010.

Payroll and employee benefit costs increased $343,000, or 4.8%, compared to the same period in 2009, primarily the result of an increase in hours worked due to the unusual winter weather experienced in the first quarter of 2010, an increase in wages and increased medical benefit premiums.

Repair and maintenance expenses increased $125,000, or 13.0%, for the six months ended June 30, 2010 compared to the same period in 2009, a result of an increase in equipment and facility maintenance costs and increased fuel usage.

Water treatment expenses decreased $68,000, or 11.8%, compared to the same period in 2009, primarily due to a decrease in the cost of certain chemicals and the timing of chemicals purchased.

Non-utility expenses increased approximately $516,000, or 35.3%, for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, primarily the result of more project activity in Artesian Utility as compared to the same period in 2009.

Property and other taxes increased by $284,000, or 16.6%, compared to the same period in 2009, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and increases in the number of plants owned by Artesian.  Property taxes are assessed on land, buildings and certain utility plants, which includes the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.  Property taxes also increased due to the first-year assessment of a facility located in Maryland, which was retroactive to 2009.  In addition, the increase in property and other taxes reflects an increase in payroll taxes, a result of increased payroll costs.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 60.7% for the six months ended June 30, 2010, compared to 58.7% for the six months ended June 30, 2009.

Depreciation and amortization expense increased $255,000, or 8.0%, for the six months ended June 30, 2010 as compared to the same period in 2009, due to continuing investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense decreased $61,000 due to lower taxable income for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.

Other Income, Net

Miscellaneous income increased approximately $80,000 for the six months ended June 30, 2010 compared to the same period in 2009, primarily due to the amount of the annual CoBank investment patronage distribution, which increased from $512,000 in 2009 to $647,000 in 2010.  The distribution in 2010 included an increased return due to the addition of the $15 million Series S Bond issued in December 2008.  Our AFUDC decreased $157,000 compared to the same period in 2009, due to management’s decision to reduce discretionary capital expenditures and the general slowdown in the housing market, resulting in decreased long-term construction activity subject to AFUDC for the period ended June 30, 2010 compared to the same period in 2009.

Interest Charges

Interest charges decreased $14,000 for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, primarily due to less long-term debt interest expense, a result of a decrease in long-term debt in 2010 compared to 2009.  Partially offsetting the decrease in long-term debt is an increase in short-term debt interest, primarily due to an increase in short-term debt outstanding during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Net Income

Our net income decreased $160,000, or 4.4%, for the six months ended June 30, 2010, compared to the same period a year ago.  This decrease was primarily due to the decreased AFUDC due to reduction of discretionary capital expenditures and the general slowdown in the housing market that decreased long-term construction activity subject to AFUDC.  Also contributing to the decreased net income were lower utility operating income margins for the period ended June 30, 2010 compared to the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the six months ended June 30, 2010 were $10.0 million provided by cash flow from operating activities and $1.1 million in net contributions and advances from developers.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

The amount outstanding under the Company’s lines of credit was $22.7 million, a decrease of $2.4 million over the amount outstanding as of December 31, 2009.  The reduction in overall borrowings during 2010 as compared to 2009 was primarily the result of lower investments made in utility plant in 2010.

Investment in Plant and Systems

The primary focus of Artesian Water’s investment was to continue to provide high quality reliable service to our growing service territory.  We invested $6.3 million in capital expenditures during the first six months of 2010 compared to $8.7 million invested during the same period in 2009.  During the first six months of 2010, we have invested $0.3 million to enhance or improve existing treatment facilities and for the rehabilitation of pumping equipment to better serve our customers.  We invested $1.4 million to upgrade and automate our meter reading equipment.  We invested approximately $0.8 million for our rehabilitation program for transmission and distribution facilities and replacing aging or deteriorating mains.  We invested approximately $0.3 million in mandatory utility plant expenditures, due to governmental highway projects, which require the relocation of water service mains.  Approximately $0.2 was invested in new transmission and distribution facilities.  Developers financed $0.9 million for the installation of water mains and hydrants for the first six months of 2010 compared to $0.8 million for the first six months of 2009.  We also invested $0.5 million for renovations made to the main office building located in New Castle County and furniture and equipment related to the renovation.  The investment in general plant also includes an additional investment of $0.1 million for computer hardware and software upgrades and approximately $0.1 in transportation and equipment purchases.  An additional $0.3 million was invested in wastewater projects in Sussex County, Delaware.  Another $0.3 million was invested into NSRWRC for the regional wastewater treatment facility.  We also invested approximately $0.1 million for transmission and distribution facilities in Cecil County, Maryland.

Lines of Credit

At June 30, 2010, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all the subsidiaries of Artesian Resources.  As of June 30, 2010, there was $24.9 million of available funds under this line of credit.  The interest rate for borrowings under this line is based on LIBOR.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of January 18, 2011 or any date on which Citizens demands payment.

At June 30, 2010, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of June 30, 2010, no funds were borrowed under this line of credit.  The interest rate for borrowings under this line is LIBOR plus 1.50%.  The term of this line of credit expires on January 18, 2011.

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC.  Under the terms of the agreement, Artesian Resources acts as the guarantor of NSRWRC’s $10 million construction loan secured by land.  As of June 30, 2010 NSRWRC had $2.4 million of available funds under the construction loan.  The interest rate on this guaranteed debt is variable based on the LIBOR Advantage Rate plus 2.25%.  In the event of a default by NSRWRC, Artesian Resources shall pay the bank the amount due of the obligations or, on demand of the bank, immediately deposit all amounts due under such obligations.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$22,719	$	-----	$	-----	$	-----

Long-Term Debt

On August 1, 2008, Artesian Water Maryland executed a promissory note in the amount of approximately $2.3 million to Sunrise Holdings, L.P., or Sunrise, in connection with the Mountain Hill acquisition, that bears interest at a variable interest rate of LIBOR plus 1.50%.  The note is payable in four equal annual installments, commencing on the first anniversary of the closing date.  The first annual installment payment of $0.6 million was made on August 1, 2009, the remaining principal balance due on this note, as of June 30, 2010, is $1.7 million.  The note is secured by a first lien security interest in all of Mountain Hill’s assets in favor of Sunrise and is guaranteed by Artesian Resources.

Artesian Water’s trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66 ⅔% of total capitalization.  Our debt to total capitalization, including the short-term portion thereof, was 54.1% at June 30, 2010.  In addition, our line of credit with CoBank requires the Company to have an earnings before interest, taxes, depreciation and amortization to total interest expense ratio of not greater than 2.5 to 1 at the end of each fiscal year.

We expect to fund our activities for the next twelve months using our available cash balances and bank credit lines, plus projected cash generated from operations.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First Mortgage Bonds (Principal and Interest)	$7,108	$14,104	$13,929	$161,497	$196,638
State revolving fund loans	590	1,723	1,723	8,942	12,978
Note Payable (Principal and Interest)	602	1,171	---	---	1,773
Operating leases	73	88	92	1,639	1,892
Unconditional purchase obligations	3,463	6,935	6,926	22,542	39,866
Tank painting contractual obligation	374	94	---	---	468
Total contractual cash obligations	$12,210	$24,115	$22,670	$194,620	$253,615

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

Off-Balance Sheet Arrangements

In connection with the purchase of the treatment facility site, as of June 30, 2008, Artesian Utility agreed to commit $3.0 million to NSRWRC, payable in 10 equal annual installments, which commenced on June 30, 2008.  In April 2009, Artesian Utility agreed to accelerate two of its payments to NSRWRC in exchange for a $450,000 reduction in the total commitment.  As a result of the April 2009 reduction in the commitment and the acceleration of the payments, the remaining balance of $1,350,000 was to be repaid over the following 5 years with a final payment of $150,000 due on June 30, 2014.  As of June 30, 2010, the balance owed to NSRWRC was $1,200,000.

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

Our critical accounting policies are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2009.  There have been no changes in our critical accounting policies.  Our significant accounting policies are described in our notes to the 2009 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2009.

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2009 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2009 and also in the notes to our consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first six months of 2010 that had a material impact on our financial condition, liquidity or results of operations.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q which express our “belief,” “anticipation” or “expectation,” as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, our expectation of the timing of decisions by regulatory authorities, our expectation of the timing of the closing for pending acquisitions, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our belief regarding our reliance on outside engineering firms, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as further discussed under Item 1A - Risk Factors, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as representation of the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

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

At June 30, 2010, Artesian Resources had a $40 million line of credit with Citizens, which is available to all the subsidiaries of Artesian Resources.  As of June 30, 2010, there was $24.9 million of available funds under this line of credit.  The interest rate for borrowings under this line is based on LIBOR.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of January 18, 2011 or any date on which Citizens demands payment.

At June 30, 2010, Artesian Water had a $20 million line of credit with CoBank that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of June 30, 2010, no funds were borrowed under this line of credit.  The interest rate for borrowings under this line is LIBOR plus 1.50%.  The term of this line of credit expires on January 18, 2011.

On June 30, 2008, Artesian Utility signed an agreement with Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC.  Under the terms of the agreement, Artesian Resources acts as the guarantor of NSRWRC’s $10 million construction loan secured by land.  As of June 30, 2010 NSRWRC had $2.4 million of available funds under the construction loan.  The interest rate on this guaranteed debt is variable based on the LIBOR Advantage Rate plus 2.25%.  In the event of a default by NSRWRC, Artesian Resources shall pay the bank the amount due of the obligations or, on demand of the bank, immediately deposit all amounts due under such obligations.

On August 1, 2008, Artesian Water Maryland executed a promissory note in the amount of approximately $2.3 million to Sunrise Holdings, L.P., or Sunrise, in connection with the Mountain Hill acquisition, that bears interest at a variable interest rate of LIBOR plus 1.50%.  The note is payable in four equal annual installments, commencing on the first anniversary of the closing date.  The first annual installment payment of $0.6 million was made on August 1, 2009, the remaining principal balance due on this note, as of June 30, 2010, is $1.7 million.  The note is secured by a first lien security interest in all of Mountain Hill’s assets in favor of Sunrise and is guaranteed by Artesian Resources.

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

ITEM 4 – RESERVED

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

ARTESIAN RESOURCES CORPORATION

Date: August 6, 2010	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: August 6, 2010	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.*

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).*

*   Filed herewith