Form 10-Q
period 2010-09-30
ARTESIAN RESOURCES CORP
filed 2010-11-08
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 3, 2010, 6,695,921 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)
ASSETS	September 30, 2010	December 31, 2009
Utility plant, at original cost less accumulated depreciation	$341,636	$326,899
Current assets
Cash and cash equivalents	434	474
Accounts receivable (less allowance for doubtful accounts 2010 - $123; 2009-$142)	4,651	5,505
Unbilled operating revenues	4,165	3,518
Materials and supplies	1,228	1,220
Prepaid property taxes	1,893	1,222
Prepaid expenses and other	1,843	1,304
Total current assets	14,214	13,243
Other assets
Non-utility property (less accumulated depreciation 2010-$326; 2009-$255)	2,343	11,241
Other deferred assets	5,062	4,994
Total other assets	7,405	16,235
Regulatory assets, net	2,625	2,518
	$365,880	$358,895

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$7,576	$7,507
Preferred stock	---	---
Additional paid-in capital	69,130	68,090
Retained earnings	17,675	15,577
Total stockholders' equity	94,381	91,174
Long-term debt, net of current portion	104,678	106,025
	199,059	197,199
Current liabilities
Lines of credit	23,865	25,123
Overdraft payable	3,435	1,026
Current portion of long-term debt	1,543	1,530
Accounts payable	3,119	3,696
Accrued expenses	1,279	685
Deferred income taxes	674	439
Accrued interest	1,338	1,361
Customer deposits	750	592
Other	2,582	2,069
Total current liabilities	38,585	36,521

Commitments and contingencies	---	---

Deferred credits and other liabilities
Net advances for construction	17,306	18,433
Postretirement benefit obligation	687	737
Deferred investment tax credits	669	685
Deferred income taxes	36,270	34,077
Total deferred credits and other liabilities	54,932	53,932

Net contributions in aid of construction	73,304	71,243
	$365,880	$358,895

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Operating revenues
Water sales	$16,097	$14,426	$42,901	$40,643
Other utility operating revenue	657	470	1,990	1,480
Non-utility revenue	1,209	1,265	4,059	3,284
	17,963	16,161	48,950	45,407

Operating expenses
Utility operating expenses	7,697	7,479	22,531	21,469
Non-utility operating expenses	946	819	2,923	2,279
Depreciation and amortization	1,750	1,653	5,204	4,852
State and federal income taxes	1,922	1,471	4,248	3,859
Property and other taxes	942	888	2,931	2,594
	13,257	12,310	37,837	35,053

Operating income	4,706	3,851	11,113	10,354

Other income (expense), net
Allowance for funds used during construction	73	106	140	330
Miscellaneous	(47)	(35)	520	452

Income before interest charges	4,732	3,922	11,773	11,136

Interest charges	1,835	1,810	5,432	5,420

Net income	$2,897	$2,112	$6,341	$5,716

Income per common share:
Basic	$0.38	$0.28	$0.84	$0.77
Diluted	$0.38	$0.28	$0.83	$0.76

Weighted average common shares outstanding
Basic	7,562	7,465	7,538	7,439
Diluted	7,623	7,538	7,601	7,498

Cash dividend per common share	$0.1882	$0.1784	$0.5637	$0.5352

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	For the Nine Months
	Ended September 30
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,341	$5,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,204	4,852
Deferred income taxes, net	2,412	3,513
Stock compensation	80	76
AFUDC	(140)	(330)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	854	(1,150)
Unbilled operating revenues	(647)	(9)
Materials and supplies	(8)	(11)
Prepaid property taxes	(671)	(718)
Prepaid expenses and other	(539)	(652)
Other deferred assets	(128)	(170)
Regulatory assets	(107)	(193)
Accounts payable	(577)	(1,185)
Accrued expenses	594	(1,889)
Accrued interest	(23)	263
Customer deposits and other, net	671	357
Postretirement benefit obligation	(50)	(56)
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,266	8,414

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures (net of AFUDC)	(11,650)	(13,173)
Proceeds from sale of assets	43	19
NET CASH USED IN INVESTING ACTIVITIES	(11,607)	(13,154)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under lines of credit agreements	(1,258)	5,879
Increase in overdraft payable	2,409	125
Net advances and contributions in aid of construction	1,671	835
Increase in deferred debt issuance costs	27	87
Net proceeds from issuance of common stock	1,029	1,078
Dividends	(4,243)	(3,976)
Principal repayments of long-term debt	(1,334)	(1,321)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,699)	2,707

NET (DECREASE ) IN CASH AND CASH EQUIVALENTS	(40)	(2,033)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	474	2,894

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$434	$861

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions	$329	$324
Interest paid	$5,455	$5,070
Income taxes paid	$1,942	$82

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
Unaudited
(In thousands)
	For the Nine Months
	Ended September 30,
	2010	2009

Balance, beginning of period	$15,577	$13,694
Net income	6,341	5,716
Less: Dividends	4,243	3,976
Balance, end of period	$17,675	$15,434

See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Artesian Resources Corporation, or Artesian Resources, includes income from the earnings of our eight wholly owned subsidiaries and the income derived from our Service Line Protection Plans described below.  The terms “we”, “our”, “Artesian” and the “Company” as used herein refer to Artesian Resources and its subsidiaries.  The variable interest entity previously required to be consolidated under guidance from the Financial Accounting Standards Board, or FASB, is no longer consolidated as of August 6, 2010, as further discussed in Note 2 below.

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

The preliminary engineering and design work was completed on a regional wastewater treatment and disposal facility located in the northern Sussex County area that has the potential to treat up to approximately 8 mgd.  This facility is strategically situated to provide service to the growing population in the Georgetown, Ellendale and Milton areas, as well as to neighboring municipal systems.  This facility was granted conditional use approval by Sussex County Council to serve the Elizabethtown subdivision of approximately 4,000 homes and 439,000 square feet of proposed commercial space, as well as seven additional projects comprising approximately 3,000 residential units.  The facility will also be capable of offering wastewater services to local municipalities.  The agreement signed on June 30, 2008 (and as amended on April 29, 2009) between Artesian Utility Development, Inc., or Artesian Utility, and Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC, for the design, construction and operation of this facility was cancelled on August 6, 2010.  Artesian Wastewater will manage the design and construction of the facility going forward and, once constructed, the operation of the facility.

MARYLAND REGULATED SUBSIDIARIES

Artesian Water Maryland, Inc., or Artesian Water Maryland, began operations in August 2007 with the acquisition of the Carpenters Point Water Company.  The Carpenters Point water system serves a 141 home community in Cecil County near the Interstate 95 growth corridor between Philadelphia and Baltimore and has sufficient groundwater supply and elevated water storage to serve additional customers in the undeveloped portions of its franchise and surrounding area.  The Mountain Hill Water Company was acquired in August 2008, which includes service rights to the entire 8,000 acres of undeveloped land in Cecil County’s growth area and access to nearby planned business parks, or the Mountain Hill Service Area, and also provided Artesian Water Maryland the opportunity to serve future customers in the Principio Business Park, as well as the proposed 660 home residential development of Charlestown Crossing and the surrounding area.  We currently serve three commercial accounts in the Principio Business Park, located within Cecil County’s designated growth corridor.  On June 4, 2009, the Maryland Public Service Commission, or MDPSC, approved installation of a water main to serve residents of Whitaker Woods, an existing 172 home development located adjacent to the Mountain Hill Service Area.  As of June 30, 2010, 40 homes in Whitaker Woods were receiving water service.  On September 9, 2009, the MDPSC approved Artesian Water Maryland’s request to construct a water system to serve the first phase, consisting of 71 homes, in the Charlestown Crossing housing development.  The construction of the water system is currently underway and should be complete by year end.

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

In December 2009, Artesian Water Maryland signed an agreement, or the Port Deposit Purchase Agreement, to purchase all of the assets used in providing potable water, water distribution and water meter services, or the Facilities, from the Town of Port Deposit, or Port Deposit or the Town.  On November 1, 2010, Artesian Water Maryland closed on this transaction.  Port Deposit transferred to Artesian Water Maryland all of Port Deposit’s right, title and interest in and to all of the plant and equipment, associated real property, contracts and permits possessed by Port Deposit at closing related to the operation of the Facilities as well as the water distribution, treatment and water meter systems possessed by Port Deposit or used in the operation of the Facilities.  Port Deposit also transferred to Artesian Maryland all rights to serve the customers within the Town (which shall include the Town as it currently exists as well as certain additional growth areas that may be added to the Town in the future) and all rights to be served by all vendors and suppliers of Port Deposit.  Port Deposit shall collect and remit to Artesian Water Maryland its tariffed connection charges as approved by the MDPSC for new connections to the water system within the Town.  Artesian Water Maryland also assumed certain liabilities arising as of and after the closing.  In addition, the Port Deposit Purchase Agreement includes a provision granting Port Deposit a right of first refusal in the event that Artesian Water Maryland ever wishes to sell all or part of the acquired assets, as well as a provision governing Artesian Water Maryland’s ability to raise rates between closing and March 31, 2013.  The total price for the purchased assets and access to the Susquehanna River as a source of water supply was $1,256,000.  Artesian Water Maryland paid $250,000 to Port Deposit, less $85,000 already paid as a deposit and $82,000 owed to Artesian Utility for operating the plant and equipment prior to closing.  Artesian Water Maryland also executed a promissory note in the amount of $800,000, or the Promissory Note, that bears interest at a rate of five percent (5%) per annum, compounded daily on the basis of 360 days per year.  The Promissory Note is payable in four equal annual installments starting with the first installment due at closing and the next three on the first day of July of each of the next three years following closing and is secured by the assets purchased under the Port Deposit Purchase Agreement and guaranteed by Artesian Resources.  In addition, Artesian Water Maryland has agreed to pay off Port Deposit’s $206,000 loan from the Maryland Water Quality Financing Administration, or MWQFA.  On July 28, 2010, the MDPSC approved this transaction, including the exercise of franchise agreements granted by Port Deposit and Cecil County, Maryland.  The existing water system subject to the Port Deposit Purchase Agreement consists of a water treatment facility, an existing 700,000 gallon per day Susquehanna River Water Appropriation Permit, a 500,000-gallon ground storage tank and water mains.  Artesian Water Maryland will take over water service rights for the service area that encompasses Port Deposit’s existing 280 customers, in addition to several adjacent tracts of land including the Bainbridge property, a 1,200-acre former U.S. Navy facility, which has the potential to be developed for 2,800 residential homes as well as office, commercial, and educational uses.

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

Artesian Utility was formed in 1996.  It designs and builds water and wastewater infrastructure and provides contract water and wastewater services on the Delmarva Peninsula.  Artesian Utility also evaluates land parcels, provides recommendations to developers on the size of water or wastewater facilities and the type of technology that should be used for treatment at such facilities, and operates water and wastewater facilities in Delaware and Maryland for municipal and governmental organizations.  Artesian Utility also has several contracts with developers for design and construction of wastewater facilities within the Delmarva Peninsula, using a number of different technologies for treatment of wastewater at each facility.

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

One of the wastewater treatment facilities in Middletown now provides reclaimed wastewater for use in spray irrigation on public and agricultural lands in the area.  Our relationship with the Town of Middletown has given us the opportunity to create the Artesian Water Recycling Partnership, or AWRP, to encourage and support the use of reclaimed water for agricultural irrigation and other needs.  Using reclaimed water to irrigate farm fields can save the Delmarva region millions of gallons of groundwater each day.  The AWRP’s first project in Middletown will save up to 3 million gallons of water per day during the peak growing season.  Through the AWRP initiative, Artesian will provide planning, engineering and technical expertise and help bring together the various state, local and private partners needed for water recycling project approvals.

As a result of the Company’s decision to end insufficiently profitable contracts and focus efforts on expansion in our core utility operations in Maryland, we no longer provide contract water and wastewater operation services in Pennsylvania for the contracts related to our acquisition of TMH Environmental Services, Inc. in May 2007.

The agreement signed on June 30, 2008 (and as amended April 29, 2009) between Artesian Utility and NSRWRC for the design, construction and operation of the Northern Sussex Regional Water Recycling Complex, a wastewater treatment facility to be located in Sussex County, Delaware was cancelled on August 6, 2010.  Artesian Wastewater will manage the design and construction of the facility going forward and, once constructed, the operation of the facility.

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

In October 2007, Artesian Development purchased the two nine-acre parcels noted above, located on Route 9, west of the City of Lewes in Sussex County, Delaware.  Artesian Development received a conditional use grant for this land from Sussex County that permits the construction of water treatment and wastewater facilities and elevated storage on the site to provide service to the area between Lewes and Georgetown, Delaware.  Once permits and approvals to construct the facilities are received, appropriate agreements with the utility affiliates of Artesian Development for their use will be developed.  In January 2008 we received the approved Soils Investigation Report and, in July 2008, we received the approved Preliminary Groundwater Impact Assessment and Groundwater Mounding Analysis from the Delaware Department of Natural Resources and Environmental Control, or DNREC.  We submitted designs to DNREC along with supplementary information seeking to increase the number of units approved to be served at the site from 400 units to approximately 1,900 units.  The permitting process is complete.  Additional groundwater studies, which are designed to improve the phasing and implementation of the systems operation in accordance with DNREC requirements, are complete.  Construction of the entrance to this site is also complete.  We have current requests for service from four local developments.

In October 2010, Artesian Development purchased an office facility located in Sussex County, Delaware.  The facility consists of approximately 10,000 square feet of office space along with nearly 10,000 square feet of warehouse space.  This facility will allow all of our Sussex County, Delaware operations to be housed in one central location.

Artesian Consulting Engineers provides an array of engineering services to developers, private residential clients, commercial clients and municipal clients.  On June 6, 2008, Artesian Consulting Engineers acquired all the assets of Meridian Architects and Engineers, or Meridian, a leading provider of engineering services in Delaware.  The acquisition included the assignment of certain current contract agreements to provide engineering services to developers and included services to be provided to Artesian Water.  This acquisition provided Artesian Resources with enhanced design and engineering capabilities that we believe have decreased our reliance on outside engineering firms for similar services.  In addition, we believe that Artesian Consulting Engineer’s ability to offer engineering services to design on-site water and wastewater systems for developers, as well as offsite wastewater collection systems in Sussex County, provides additional revenues that are not weather sensitive.

OTHER

Artesian Resources initiated a Water Service Line Protection Plan, or WSLP Plan, in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers’ leaking water service lines up to an annual limit.  As of September 30, 2010, approximately 14,900, or 21.6%, of our eligible water customers had signed up for the WSLP Plan.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers’ sewer lines.  This plan, the Sewer Service Line Protection Plan, or SSLP Plan, covers all parts, material and labor required to repair or replace participating customers’ leaking or clogged sewer lines up to an annual limit.  As of September 30, 2010, approximately 7,480, or 10.8%, of our eligible customers had signed up for the SSLP Plan.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-customers of Artesian Resources.  As of September 30, 2010, approximately 350 non-customer participants have signed up for either the WSLP Plan or SSLP Plan.

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

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly-owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's balance sheet position as of September 30, 2010, the results of operations for the nine month and quarterly periods ended September 30, 2010 and 2009 and cash flows for the nine month periods ended September 30, 2010 and 2009.

As more fully discussed in Note 9 - Northern Sussex Regional Water Recycling Complex, LLC, Artesian Resources and Darin A. Lockwood, the owner of NSRWRC, signed a Conclusion and Termination Agreement on August 6, 2010.  Consequently, effective August 6, 2010, NSRWRC was deconsolidated from the Company’s consolidated financial statements.  The Company is no longer the primary beneficiary of NSRWRC and NSRWRC no longer constitutes a variable interest entity, or VIE, as defined by FASB Accounting Standards Codification, or ASC, Topic 810.  As a result, the Company’s financial results for the nine months ended September 30, 2010, which include NSRWRC only through August 6, 2010, may not be comparable to the Company’s consolidated financial statements for the nine months ended September 30, 2009.  All inter-company transactions and balances have been eliminated in consolidation.

The results of operations for the interim period presented are not necessarily indicative of the results for the full year or for future periods.

NOTE 3 – STOCK COMPENSATION PLANS

On May 25, 2005, the Company’s stockholders approved an Equity Compensation Plan, which authorizes up to 500,000 shares of Class A Non-Voting Common Stock, or Class A Stock, for issuance, referred to as the 2005 Equity Compensation Plan, or the Plan.  Since May 25, 2005, no additional grants have been made under the Company’s other stock-based compensation plans that were previously available.  The Company accounts for stock options issued after January 1, 2006 under FASB ASC Topic 718.  For the three and nine months ended September 30, 2010, compensation expense of approximately $32,000 and $80,000 was recorded for stock options granted in May 2010 and May 2009 under the Plan.  Approximately $22,000 and $76,000 in compensation expense was recorded during the three and nine months ended September 30, 2009 for stock options issued in May 2009 and May 2008.  Costs were determined based on the fair value at the grant date and those costs are being charged to income over the service period associated with the grants.

The fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants issued in 2010 and 2009.  All options were granted at market value with a 10-year option term with a vesting period of one year from the date of grant.

	2010	2009
Expected Dividend Yield	4.24%	4.53%
Expected Stock Price Volatility	0.27	0.26
Weighted Average Risk-Free Interest Rate	3.38%	2.81%
Weighted Average Expected Life of Options (in years)	8.97	7.06

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

The following summary reflects changes in the shares of Class A Non-Voting Common Stock under option:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)
Plan options
Outstanding at January 1, 2010	497,889	$15.91
Granted	33,750	18.61
Exercised	(37,889)	10.10
Expired	---
Outstanding at September 30, 2010	493,750	$16.54	4.70	$1,389

Options exercisable at September 30, 2010	460,000	$16.39	4.34	$1,374

The total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was approximately $106,000 and $296,000, respectively.

The following summary reflects changes in the non-vested shares of Class A Stock under option:

Non-vested Shares	Option Shares	Weighted Average Grant – Date Fair Value Per Option
Non-vested at January 1, 2010	33,750	$15.26
Granted	33,750	18.61
Vested	(33,750)	15.26
Canceled	---	N/A
Non-vested at September 30, 2010	33,750	$18.61

As of September 30, 2010, there was $79,000 of total unrecognized expense related to non-vested option shares granted under the Plan.  The cost will be recognized over the remaining 0.63 year vesting period of the unvested options.

NOTE 4 - REGULATORY ASSETS

FASB ASC Topic 980 stipulates generally accepted accounting principles for companies whose rates are established or subject to approvals by a third-party regulatory agency.  Certain expenses are recoverable through rates charged to our customers, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the Delaware Public Service Commission, or DEPSC, the MDPSC and the PAPUC.  Depreciation and salary study expenses are amortized on a straight-line basis over a period of five years, while all other expenses related to rate proceedings and applications to increase rates are amortized on a straight-line basis over a period of two years.  The postretirement benefit obligation, which is being amortized over twenty years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments.  The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customers reverse.  Goodwill is entirely associated with the acquisition of Mountain Hill in August 2008 and is currently being amortized on a straight-line basis over a period of fifty years.  The purchase price of Mountain Hill included reimbursement of all carrying costs through the date of acquisition, which resulted in the recognition of goodwill.  Deferred acquisition costs are the result of due diligence costs related to the proposed purchase agreements for water and wastewater facilities in Cecil County, Maryland.  Amortization of these deferred acquisition costs will not begin until the acquired assets are placed into service.

Regulatory assets, net of amortization, comprise:
	Unaudited
	(in thousands)
	September 30, 2010	December 31, 2009

Postretirement benefit obligation	$799	$849
Deferred income taxes recoverable in future rates	525	536
Goodwill	357	363
Deferred acquisition costs	855	542
Expense of rate and regulatory proceedings	89	228
	$2,625	$2,518

Expenses related to the Net Periodic Pension Cost for the postretirement benefit obligation are as follows:

	Unaudited
	(in thousands)
For the Nine Months Ended September 30,
	2010	2009
Net Periodic Pension Cost
Interest cost	$33	$34
Amortization of net loss	(2)	(11)
Amortization of transition obligation	6	6

Total Net Periodic Benefit Cost	$37	$29

Contributions

Artesian Water contributed $87,000 to its postretirement benefit plan in the first nine months of 2010 and expects to contribute another $28,000 for the remainder of the year.  These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company’s eligible retired employees.

NOTE 5 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.  The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Average common shares outstanding during
the period for Basic computation	7,562	7,465	7,538	7,439
Dilutive effect of employee stock options	61	73	63	59

Average common shares outstanding during
the period for Diluted computation	7,623	7,538	7,601	7,498

For both the three and nine months ended September 30, 2010, employee stock options to purchase 234,000 shares of common stock were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during this period.

The Company has 15,000,000 authorized shares of Class A Non-Voting Common Stock, or Class A Stock, and 1,040,000 authorized shares of Class B Common Stock, or Class B Stock.  As of September 30, 2010, 6,694,958 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  As of September 30, 2009, 6,603,391 Class A shares and 881,452 Class B shares were issued and outstanding.  The par value for both classes is $1.00 per share.  For the three months ended September 30, 2010 and September 30, 2009, the Company issued 23,918 and 36,015 shares of Class A Stock, respectively.  For the nine months ended September 30, 2010 and September 30, 2009, the Company issued 69,180 and 84,009 shares of Class A Stock, respectively.

Equity per common share was $12.52 and $12.23 at September 30, 2010 and December 31, 2009, respectively.  These amounts were computed by dividing common stockholders' equity by the weighted average number of shares of common stock outstanding on September 30, 2010 and December 31, 2009, respectively.

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

Service Territory Expansion Proceedings

On September 7, 2010, the DEPSC entered Order No. 7833, which approved the Revised Water Certificates of Public Convenience and Necessity Regulations as final.  After extensive proceedings regarding Regulation Docket No. 51, the DEPSC repealed and replaced its existing Regulations Governing Certificates of Public Convenience and Necessity for Water Utilities with a new revised set of regulations (the “Revised Water CPCN Regulations”).  The Revised Water CPCN Regulations changed the definition of a “Proposed Service Area” to encompass either a single parcel or two or more contiguous parcels that will be provided water by the same system or main extension.

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

In December 2009, Artesian Water Maryland applied for approval from the MDPSC to exercise a franchise to provide water service to the Town of Port Deposit.  This application also requested authority to finance the purchase of water system facilities, and to establish water service rates.  On July 28, 2010, the MDPSC approved our application.  On November 1, 2010, Artesian Water Maryland closed on this transaction.

Other Proceedings

Delaware statute permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC.  This charge is available to water utilities to be implemented between general rate increase applications that normally recognize changes in a water utility’s overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied can not exceed 5% within any 12-month period.  We did not have DSIC in effect during 2009.  In November 2009, Artesian Water filed an application with the DEPSC for approval to collect a 0.34% increase, an estimated $185,000 annually, effective January 1, 2010.  This will recover the costs of eligible non-revenue producing improvements made since the last rate increase in 2008.  In May 2010, we filed an application with the DEPSC for approval to increase the DSIC rate to 0.68% effective July 1, 2010, which will generate approximately $195,000 on an annual basis.  The DEPSC approved the DSIC effective January 1, 2010 and July 1, 2010, subject to audit at a later date.  For the nine months ended September 30, 2010, we earned approximately $193,000 in DSIC revenue.

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

NOTE 7 – INCOME TAXES

Under FASB ASC Topic 740, the Company analyzed its various tax positions and determined that no further entry, recognition or derecognition was required.  The Company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.  There were no such interest and penalty charges for the period ended September 30, 2010 or September 30, 2009.  The Company remains subject to examination by state authorities for tax years 2007 through 2009 and by federal authorities for the tax year 2009.  During the second quarter of 2010, the Internal Revenue Service, or IRS, conducted an examination of the Company’s Federal income tax returns for 2007 and 2008.  The IRS has proposed no changes to the 2007 consolidated corporate income tax return.  The IRS made changes to the tax depreciation expense, which is related to the bonus depreciation calculation, on the 2008 consolidated corporate income tax return in the amount of approximately $1.9 million.  This change does not constitute a disallowance of a deduction, but only a deferral of such deduction.  The depreciation expense will be taken in subsequent years over the remaining tax lives of the applicable assets.  This adjustment reduces the Net Operating Loss generated in 2008 by the same amount.  The Company agrees with this change.

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

Long-term Financial Liabilities

The fair value of Artesian Resources' long-term debt as of September 30, 2010 and December 31, 2009, determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities as guided under FASB ASC 825 are shown as below:

In thousands
	September 30, 2010	December 31, 2009
Carrying amount	$104,678	$106,025
Estimated fair value	120,308	103,650

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

NOTE 9 – NORTHERN SUSSEX REGIONAL WATER RECYCLING COMPLEX, LLC

On August 6, 2010, Artesian Resources, on behalf of itself and all applicable subsidiaries, signed a Conclusion and Termination Agreement, or Termination Agreement, with Darin A. Lockwood, on behalf of himself and all applicable business entities in which he has an interest, or Lockwood, including without limitation the NSRWRC, a business entity owned by Lockwood, pursuant to which all contracts and agreements with Lockwood and NSRWRC were cancelled except as set forth below.

The Termination Agreement supersedes and terminates all contracts and agreements previously existing between the parties, including the cancellation of the Wastewater Services Agreement between Artesian Utility and NSRWRC for the design, construction and operation of the Northern Sussex Regional Water Recycling Complex, a wastewater treatment facility to be located in Sussex County, Delaware.  Artesian Wastewater will manage the design and construction of the facility going forward and, once constructed, the operation of the facility.  Other contracts cancelled by the Termination Agreement include a sublease agreement for office space, an asset purchase agreement and a consulting agreement.  Any other contracts or business relationships between Artesian Resources and Lockwood not specifically noted were also cancelled with no additional compensation paid to either party.  Pursuant to the Termination Agreement, Lockwood received a final net settlement payment of $800,000 including deposit.  In addition, on August 6, 2010, Artesian Resources and Lockwood entered into a confidentiality agreement and covenant not to compete.

Pursuant to the Termination Agreement, Artesian Resources purchased the 75-acre parcel of land, purchased by Lockwood on July 1, 2008, for the operation of the wastewater facility known as the Northern Sussex Regional Water Recharge Complex and entered into a Water and Wastewater Easement Agreement that provides Artesian Resources right of way to a portion of land adjacent to the 75-acre parcel of land.  The purchase price for the land was $5.0 million plus all transfer taxes and transactional costs.  In addition to the purchase price, the Company took title to all engineering and design work by paying off the outstanding balance of $2.7 million on a construction loan secured by the 75-acre parcel that was previously guaranteed by the Company, and the loan was cancelled.  There is no other security pledged for the 75-acre parcel of land.

As a result of the Termination Agreement, effective August 6, 2010, NSRWRC was deconsolidated from the Company’s consolidated financial statements.  The Company is no longer the primary beneficiary of NSRWRC and NSRWRC no longer constitutes a VIE, as defined by FASB ASC Topic 810.  See Note 2 – Basis of Presentation.  The deconsolidation of NSRWRC resulted in the reclassification of the facility from non-utility property to utility plant on our Condensed Consolidated Balance Sheet.  Also, as a result of the Termination Agreement, the Company recognized approximately two months worth of interest expense related to higher short term borrowings in Artesian Wastewater that previously had been capitalized.  No gain was recognized in the statement of income.

NOTE 10 – RELATED PARTY TRANSACTIONS

Prior to the signing of the Termination Agreement on August 6, 2010 discussed in Note 9 - Northern Sussex Regional Water Recycling Complex, LLC, the Company entered into transactions in the normal course of business with related parties.  The owner of NSRWRC was the sole owner of Meridian Architects and Engineers, LLC, or Meridian Architects, Meridian Enterprises, LLC, or Meridian Enterprises, and Meridian Consulting, LLC, or Meridian Consulting.  The Company did not use Meridian Architects, Meridian Enterprises or Meridian Consulting for consulting services during the nine months ended September 30, 2010.  For the nine months ended September 30, 2009, approximately $100,000 was paid to Meridian Architects, approximately $100,000 was paid to Meridian Enterprises and approximately $31,000 was paid to Meridian Consulting in connection with various consulting services.  Approximately $15,000 and $45,000 was paid to Meridian Enterprises for the nine months ended September 30, 2010 and September 30, 2009, respectively, for office space rental.  Pursuant to the Termination Agreement, the net settlement payment to Lockwood included a deduction of approximately $405,000 for accounts receivables balances owed to the Company.  As of September 30, 2010, the Company had an accounts receivable balance for engineering services due from Triple D Double S, LLC of approximately $1,000, which was owned by the owner of NSRWRC.  As of September 30, 2009, the Company had accounts receivable balances for engineering services due from the following entities, all of which were owned by the owner of NSRWRC:  Meridian Architects of approximately $64,000, Landlock, LLC of approximately $227,000, Triple D Double S, LLC of approximately $54,000 and Peninsula Square, LLC of approximately $31,000.  In addition, for the nine months ended September 30, 2010, related party revenue for engineering services is as follows:  Triple D Double S, LLC of approximately $4,000.  For the nine months ended September 30, 2009, related party revenue for engineering services is as follows:  Meridian Architects of approximately $13,000, Landlock, LLC of approximately $118,000, Triple D Double S, LLC of approximately $24,000 and Peninsula Square, LLC of approximately $23,000.  All services were provided in the ordinary course of business at fees and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.

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

In October 2010, the FASB issued updated guidance to address the diversity in practice for the accounting of costs associated with acquiring or renewing insurance contracts.  This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred.  If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs. The updated guidance is effective for periods ending after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on the financial statements.

NOTE 12 – SUBSEQUENT EVENT

On November 1, 2010, Artesian Water Maryland completed its purchase of all of the assets used in providing potable water, water distribution and water meter services, or the Facilities, from the Town of Port Deposit, or Port Deposit or the Town.  Port Deposit transferred to Artesian Water Maryland all of Port Deposit’s right, title and interest in and to all of the plant and equipment, associated real property, contracts and permits possessed by Port Deposit at closing related to the operation of the Facilities as well as the water distribution, treatment and water meter systems possessed by Port Deposit or used in the operation of the Facilities.  Port Deposit also transferred to Artesian Water Maryland all rights to serve the customers within the Town (which shall include the Town as it currently exists as well as certain additional growth areas that may be added to the Town in the future) and all rights to be served by all vendors and suppliers of Port Deposit.  Port Deposit shall collect and remit to Artesian Water Maryland its tariffed connection charges as approved by the Maryland Public Service Commission, MDPSC, for new connections to the water system within the Town.  Artesian Water Maryland also assumed certain liabilities arising as of and after the closing.  In addition, the Port Deposit Purchase Agreement includes a provision granting Port Deposit a right of first refusal in the event that Artesian Water Maryland ever wishes to sell all or part of the acquired assets, as well as a provision governing Artesian Water Maryland’s ability to raise rates between closing and March 31, 2013.

The total price for the purchased assets and access to the Susquehanna River as a source of water supply was $1,256,000.  Artesian Water Maryland paid $250,000 to Port Deposit, less $85,000 already paid as a deposit and $82,000 owed to Artesian Utility for operating the plant and equipment prior to closing.  Artesian Water Maryland also executed a promissory note in the amount of $800,000, or the Promissory Note, that bears interest at a rate of five percent (5%) per annum, compounded daily on the basis of 360 days per year.  The Promissory Note is payable in four equal annual installments starting with the first installment due at closing and the next three on the first day of July of each of the next three years following closing and is secured by the assets purchased under the Port Deposit Purchase Agreement and guaranteed by Artesian Resources.  In addition, Artesian Water Maryland paid off Port Deposit’s $206,000 loan from the Maryland Water Quality Financing Administration, or MWQFA.  On July 28, 2010, the MDPSC approved this transaction, including the exercise of franchise agreements granted by Port Deposit and Cecil County, Maryland.

The existing water system subject to the Port Deposit Purchase Agreement consists of a water treatment facility, an existing 700,000 gallon per day Susquehanna River Water Appropriation Permit, a 500,000-gallon ground storage tank and water mains.  Artesian Water Maryland will take over water service rights for the service area that encompasses Port Deposit’s existing 280 customers, in addition to several adjacent tracts of land including the Bainbridge property, a 1,200-acre former U.S. Navy facility, which has the potential to be developed for 2,800 residential homes as well as office, commercial, and educational uses.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2010

OVERVIEW

Our profitability is primarily attributable to the sale of water by Artesian Water.  Gross water sales in Artesian Water comprise 87.5% of total operating revenues.  Our profitability is also attributed to the various contract operations, water and sewer Service Line Protection Plans and other services we provide, most notably our initiatives in Middletown, Delaware.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives.  Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

While water sales revenues are our primary source of revenues, we continue to seek growth opportunities to provide wastewater service in Delaware, Maryland and the surrounding areas.  We also continue to explore and develop relationships with developers and municipalities in order to increase revenues from contract water and wastewater operations, wastewater management services, design, construction and engineering services.  We plan to continue developing and expanding our contract operations and other services in a manner that complements our growth in water service to new customers.  Our anticipated growth in these areas is subject to changes in residential and commercial construction, which may be affected by interest rates, inflation and general housing and economic market conditions.  We anticipate continued growth in our non-regulated division due to our water and sewer Service Line Protection Plans.  As a result of the general economic downturn, we may not be able to increase our contract operations and other services at the rate we had previously expected.  We will continue to focus attention on expanding our contract operations opportunities with municipal and government water providers in Delaware and surrounding areas.

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers served contributed to increases in our operating revenue.  The Town of Middletown, which is one of our municipal customers and is located in southern New Castle County, Delaware, has nearly doubled in population since 2001, and population growth in this area is expected to continue for some time as a result of ongoing and future residential construction.  As population growth continues in Middletown, we believe that the demand for water will increase, thereby contributing to an increase in our operating revenues.  As of September 30, 2010, we had approximately 77,700 metered water customers in Delaware, an increase of approximately 1,200 compared to September 30, 2009.  The number of metered customers in Maryland increased slightly compared to 2009, and the number of metered customers in Pennsylvania remained consistent with 2009.

Wastewater Division

Artesian Wastewater owns wastewater infrastructure and began providing wastewater services in Delaware in July 2005.  Artesian Wastewater Maryland was incorporated on June 3, 2008 to provide regulated wastewater services in Maryland.  Our wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.

Non-Regulated Division

Artesian Utility provides contract water and wastewater operation services to private, municipal and governmental institutions.  Artesian Utility currently operates wastewater treatment facilities for the town of Middletown, in Southern New Castle County, or Middletown, under a 20-year contract that expires on February 1, 2021.  The facilities include two wastewater treatment stations with capacities of up to approximately 2.5 mgd and 250,000 gallons per day, respectively.  We also operate a wastewater disposal facility in Middletown in order to support the 2.5 mgd wastewater facility.

One of the wastewater treatment facilities in Middletown now provides reclaimed wastewater for use in spray irrigation on public and agricultural lands in the area.  Our relationship with the Town of Middletown has given us the opportunity to create the Artesian Water Recycling Partnership, or AWRP, to encourage and support the use of reclaimed water for agricultural irrigation and other needs.  Using reclaimed water to irrigate farm fields can save the Delmarva region millions of gallons of groundwater each day.  The AWRP’s first project in Middletown will save up to 3 million gallons of water per day during the peak growing season.  Through the AWRP initiative, Artesian will provide planning, engineering and technical expertise and help bring together the various state, local and private partners needed for water recycling project approvals.

Artesian Development owns an approximately six-acre parcel of land zoned for office buildings located immediately adjacent to our corporate headquarters and two nine-acre parcels of land, in Sussex County, on which a water treatment plant and a wastewater facility may be constructed.

Artesian Consulting Engineers provides engineering services to developers for residential and commercial development.  In June 2008, Artesian Consulting Engineers acquired all the assets of Meridian, which included the assignment of certain current contract agreements to provide engineering services to developers and includes services to be provided to Artesian Water.

Protection Plans

In addition to services discussed above, Artesian Resources initiated a Water Service Line Protection Plan, or WSLP Plan, in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers’ leaking water service lines up to an annual limit.  As of September 30, 2010, approximately 14,900, or 21.6%, of our eligible water customers had signed up for the WSLP Plan.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers’ sewer lines.  This plan, the Sewer Service Line Protection Plan, or SSLP Plan, covers all parts, material and labor required to repair or replace participating customers’ leaking or clogged sewer lines up to an annual limit.  As of September 30, 2010, approximately 7,480, or 10.8%, of our eligible customers had signed up for the SSLP Plan.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-customers of Artesian Resources.  As of September 30, 2010, approximately 350 non-customer participants have signed up for either the WSLP Plan or SSLP Plan.

Strategic Direction

Our strategy is to significantly increase customer growth, revenues, earnings and dividends by expanding our water, wastewater and engineering services across the Delmarva Peninsula.  We remain focused on providing superior service to our customers and continuously seeking ways to improve our efficiency and performance.  By providing water, wastewater and engineering services, we believe we are positioned as the primary resource for developers and communities throughout the Delmarva Peninsula seeking to fill both needs simultaneously.  We have a proven ability to acquire and integrate high growth, reputable entities, through which we have captured additional service territories that will serve as a base for future revenue.  With recent acquisitions, we have successfully integrated their operations, infrastructure, technology and employees.  We believe this experience presents a strong platform for further expansion and that our success to date also produces positive relationships and credibility with regulators, municipalities, developers and customers in both existing and prospective service areas.

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

We believe that Delaware's generally lower cost of living in the region, availability of development sites in relatively close proximity to the Atlantic Ocean in Sussex County, and attractive financing rates for construction and mortgages have resulted, and will continue to result, in increases to our customer base.  Delaware’s lower property and income tax rate make it a more attractive region for new home development and retirement communities.  Substantial portions of Delaware are currently not served by a public water system, which could also assist in an increase to our customer base as systems are added.  According to the United States Census Bureau, Delaware's population increased an estimated 13% from 2000 to 2009, as compared to the nationwide growth rate of approximately 9%.

In our regulated wastewater division, we foresee significant growth opportunities and will continue to seek strategic partnerships and relationships with developers and municipalities to complement existing agreements for the provision of wastewater service in Delaware, Maryland and surrounding areas.  Artesian Wastewater completed an agreement with Georgetown, Delaware in July 2008 to provide wastewater treatment and disposal services for Georgetown’s growth and annexation areas.  Artesian Wastewater will provide up to 1 mgd of wastewater capacity for the town over the next 10 years.  The preliminary engineering and design work was completed on a regional wastewater treatment and disposal facility located in the northern Sussex County area that has the potential to treat up to approximately 8 mgd.  This facility is strategically situated on 75 acres to provide service to the growing population in the Georgetown, Ellendale and Milton areas, as well as to neighboring municipal systems.  This facility was granted conditional use approval by Sussex County Council to serve the Elizabethtown subdivision of approximately 4,000 homes and 439,000 square feet of proposed commercial space, as well as seven additional projects comprising approximately 3,000 residential units.  The facility will also be capable of offering wastewater services to local municipalities.  Artesian Wastewater will manage the design and construction of the facility and, once constructed, the operation of the facility.  Artesian Wastewater Maryland signed two agreements in October 2008 with Cecil County for the purchase of specific wastewater facilities.  The closing of these transactions is delayed until a final judicial determination is received on the petition filed by the Appleton Alliance as further described in the notes to our interim financial statements.  Closing on these transactions is also subject to the approval of the Maryland Public Service Commission, or MDPSC.  Once completed, these acquisitions will add four wastewater facilities to our service area.

The general need for increased capital investment in wastewater systems is due to a combination of population growth, more protective water quality standards and aging infrastructure.  Our capital investment plan for the next five years includes projects for wastewater treatment plant improvements and additions in both Delaware and Maryland.  Capital improvements are planned and budgeted to meet anticipated changes in regulations and needs for increased capacity related to projected growth.  The Delaware Public Service Commission and Maryland Public Service Commission have generally recognized the operating and capital costs associated with these improvements in setting wastewater rates for current customers and capacity charges for new customers.

In our non-regulated division, we are actively pursuing opportunities to expand our contract operations.  In Artesian Utility, we will seek to expand our contract design and construction services of water and wastewater facilities for developers, municipalities and other utilities and will continue to actively pursue water and wastewater operation contracts with municipalities across the Delmarva Peninsula.  Artesian Development owns two nine-acre parcels of land, located in Sussex County, Delaware, which will allow for construction of a water treatment facility and wastewater treatment facility.  Artesian Consulting Engineers continues to provide an array of civil engineering, land surveying and architectural work for public and private residential, commercial and municipal clients, including Artesian Resources.  We believe these engineering services will continue to provide a revenue stream that is not weather-sensitive, while also providing additional opportunities for Artesian Resources.  In addition, Artesian Consulting Engineers provides Artesian Resources with enhanced design and engineering capabilities that we believe decrease our reliance on outside engineering firms for similar services.

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

In August 2009, Artesian Water, the Delaware Public Service Commission, or DEPSC, and the Division of the Public Advocate and Christiana Care Health Services, Inc. entered into an agreement to settle Artesian Water’s April 2008 application for an increase in rates.  PSC Order No. 7657 was signed by the DEPSC on September 22, 2009, approving the settlement agreement, which made the existing 15% temporary increase in base rates permanent.  Since the rate was equal to the 15% temporary increase in rates charged to customers since December 17, 2008, Artesian Water was not required to refund any amounts to customers.  This settlement also included the agreement that Artesian Water will not apply for a further rate increase for an 18-month period from the date of the DEPSC’s order closing this application.  It was also agreed that the revenue recovered by the Company pursuant to the settlement does not include any recovery of funds attributable to state income tax expense, as it is unlikely that any state income tax will be paid by Artesian Water during the rate effective period.

We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability.  The cumulative effect of inflation results in significantly higher facility costs compared to investments made 20 to 40 years ago, which must be recovered from future cash flows.

Results of Operations – Analysis of the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Operating Revenues

Revenues totaled $18.0 million for the three months ended September 30, 2010, $1.8 million or 11.1%, above revenues for the three months ended September 30, 2009 of $16.2 million.  Water sales revenues increased $1.7 million, or 11.6%, for the three months ended September 30, 2010 over the corresponding period in 2009, a result of an increase in water consumption.  The heavy precipitation experienced in 2009 reduced per capita consumption, thereby reducing water sales revenue for the three months ended September 30, 2009.  The increase in water sales for the three months ended September 30, 2010 compared to the same period in 2009 more closely reflects the return to the average annual per capita consumption over a five-year period.  An increase of approximately $187,000 in other utility operating revenue also contributed to the increase in our total operating revenues.  We realized 89.6% of our total operating revenue for the three months ended September 30, 2010 from the sale of water.  During the same period of 2009, 89.3% of our total revenue was from water sales.

Other utility operating revenue increased approximately $187,000, from $470,000 in 2009 to $657,000 in 2010.  The increase is primarily the result of increased wastewater customer service revenues and an increase in our service charges.

Non-utility operating revenue decreased $56,000 for the quarter ended September 30, 2010, or 4.4%, from $1,265,000 in 2009 to $1,209,000 for the same period in 2010.  This decrease is primarily attributable to a decrease in contract revenue in Artesian Utility, a result of the reduction in contract services for Pennsylvania.  The decrease is offset by an increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue earned by Artesian Resources.  The SLP Plans provide coverage for all material and labor required to repair or replace participants’ leaking water service or clogged sewer lines up to an annual limit.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $399,000, or 4.3%, to $9.6 million for the three months ended September 30, 2010, compared to $9.2 million for the same period in 2009.  The components of the change in operating expenses includes an increase in utility operating expenses of $218,000 and an increase in non-utility operating expenses of $127,000.

The increase in utility operating expenses of $218,000, or 2.9%, for the three months ended September 30, 2010 over the same period in 2009, is primarily comprised of an increase in payroll and employee benefits costs, partially offset by a decrease in purchased water expense.

Payroll and employee benefit costs increased $389,000, or 10.8%, compared to the same period in 2009, primarily as a result of an increase in wages, increased medical benefit premiums and a decrease in capitalized labor.

Purchased water expense decreased $158,000, or 16.4%, compared to the same period in 2009, primarily due to the timing of purchases under contract from the Chester Water Authority.  More water was purchased in the beginning of 2010, thereby reducing the amount purchased for the three months ended September 30, 2010 when compared to the same period in 2009.

Non-utility expenses increased approximately $127,000, or 15.5%, for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, primarily as a result of more project activity in Artesian Utility as compared to the same period in 2009.

Property and other taxes increased by $54,000, or 6.1%, compared to the same period in 2009, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and increases in the number of plants owned by Artesian.  Property taxes are assessed on land, buildings and certain utility plants, which include the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.  Property taxes also increased due to the first-year assessment of a facility located in Maryland, which was retroactive to 2009.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 53.4% for the three months ended September 30, 2010, compared to 56.8% for the three months ended September 30, 2009.

Depreciation and amortization expense increased $97,000, or 5.9%, for the three months ended September 30, 2010 as compared to the same period in 2009, due to continuing investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense increased $451,000 due to higher taxable income for the three months ended September 30, 2010, compared to the three months ended September 30, 2009.

Allowance for Funds Used During Construction

Our Allowance for Funds Used During Construction, or AFUDC, decreased $33,000 compared to the same period in 2009, due to management’s decision to reduce discretionary capital expenditures and the general slowdown in the housing market, resulting in decreased long-term construction activity subject to AFUDC for the third quarter of 2010 compared to the same period in 2009.

Interest Charges

Interest charges increased $25,000 for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, primarily due to increased short-term borrowing interest charges that were previously capitalized, a result of the Termination Agreement with NSRWRC as of August 6, 2010.  The increase in interest charges is partially offset by the decrease in long-term debt outstanding during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Net Income

Our net income increased $785,000, or 37.2%, for the three months ended September 30, 2010, compared to the same period a year ago.  This increase was primarily due to higher operating income margins from our water utility business, a result of an increase in Artesian Water operating revenues derived from the comparatively drier weather experienced during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Results of Operations – Analysis of the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Operating Revenues

Revenues totaled $48.9 million for the nine months ended September 30, 2010, $3.5 million, or 7.8%, above revenues for the nine months ended September 30, 2009 of $45.4 million.  Water sales revenues increased 5.6% for the nine months ended September 30, 2010, over the corresponding period in 2009, a result of an increase in water consumption.  The heavy precipitation experienced in 2009 reduced per capita consumption, thereby reducing water sales revenue for the nine months ended September 30, 2009.  The increase in water sales for the nine months ended September 30, 2010 compared to the same period in 2009 more closely reflects the return to the average annual per capita consumption over a five-year period.  We realized 87.6% of our total operating revenue for the nine months ended September 30, 2010 from the sale of water.  In the same period in 2009, 89.5% of our total revenue was from water sales.

Non-utility operating revenue increased $775,000 for the nine months ended September 30, 2010, or 23.6%, from $3,284,000 in 2009 to $4,059,000 for the same period in 2010.  This increase is attributable to an increase in contract revenue in Artesian Utility, primarily due to design and permitting services performed for a project in Middletown, Delaware and increased contract services performed for municipalities in Maryland.  The increase in non-utility revenue also reflects an increase in water and wastewater Service Line Protection Plan, or collectively SLP Plans, revenue earned by Artesian Resources.  The SLP Plans provide coverage for all material and labor required to repair or replace participants’ leaking water service or clogged sewer lines up to an annual limit.

Other utility operating revenue increased approximately $510,000, from $1,480,000 in 2009 to $1,990,000 in 2010.  The increase is primarily the result of increased wastewater customer service revenues and an increase in our service charges.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $2.0 million, or 7.8%, to $28.3 million for the nine months ended September 30, 2010, compared to $26.3 million for the same period in 2009.  The components of the change in operating expenses includes an increase in utility operating expenses of $1,062,000 and  an increase in non-utility operating expenses of $644,000.

The increase in utility operating expenses of $1,062,000, or 4.9%, for the nine months ended September 30, 2010 over the same period in 2009, is comprised of an increase in payroll and employee benefits costs, purchased water expense and repair and maintenance expenses, partially offset by a decrease in administration expenses.

Payroll and employee benefit costs increased $732,000, or 6.8%, compared to the same period in 2009, primarily the result of an increase in hours worked due to the unusual winter weather experienced in the first quarter of 2010, an increase in wages, a decrease in capitalized labor and increased medical benefit premiums.

Purchased water expense increased $258,000, or 10.1%, compared to the same period in 2009, primarily due to the timing of purchases under contract from the Chester Water Authority and an increase of 11.0% in Chester Water Authority’s rates effective in July 2009.  The Chester Water Authority sent us a notice on March 16, 2010 of an 11.5% rate increase schedule that was effective July 1, 2010.

Repair and maintenance expenses increased $163,000, or 10.4%, for the nine months ended September 30, 2010 compared to the same period in 2009, a result of an increase in equipment and facility maintenance costs and increased fuel costs.

Administration expenses decreased $55,000, or 1.8%, compared to the same period in 2009, primarily due to a decrease in expenses related to rate filings and legal services.

Non-utility expenses increased approximately $644,000, or 28.3%, for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, primarily the result of more project activity in Artesian Utility as compared to the same period in 2009.

Property and other taxes increased by $337,000, or 13.0%, compared to the same period in 2009, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and increases in the number of plants owned by Artesian.  Property taxes are assessed on land, buildings and certain utility plants, which include the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.  Property taxes also increased due to the first-year assessment of a facility located in Maryland, which was retroactive to 2009.  In addition, the increase in property and other taxes reflects an increase in payroll taxes, a result of increased payroll costs.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 58.0% for both the nine months ended September 30, 2010 and the nine months ended September 30, 2009.

Depreciation and amortization expense increased $352,000, or 7.3%, for the nine months ended September 30, 2010 as compared to the same period in 2009, due to continuing investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense increased $389,000 due to higher taxable income for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.

Other Income, Net

Miscellaneous income increased approximately $68,000 for the nine months ended September 30, 2010 compared to the same period in 2009, primarily due to the amount of the annual CoBank investment patronage distribution, which increased from $512,000 in 2009 to $647,000 in 2010.  The distribution in 2010 included an increased return due to the addition of the $15 million Series S Bond issued in December 2008.  Our AFUDC decreased $190,000 compared to the same period in 2009, due to management’s decision to reduce discretionary capital expenditures and the general slowdown in the housing market, resulting in decreased long-term construction activity subject to AFUDC for the period ended September 30, 2010 compared to the same period in 2009.

Interest Charges

Interest charges increased $12,000 for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, primarily due to increased short-term borrowing interest charges that were previously capitalized, a result of the Termination Agreement with NSRWRC as of August 6, 2010.  The increase in interest charges is partially offset by the decrease in long-term debt outstanding during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Net Income

Our net income increased $625,000, or 10.9%, for the nine months ended September 30, 2010, compared to the same period a year ago.  This increase was primarily due to higher operating income margins from our water utility business derived from the drier weather experienced during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the nine months ended September 30, 2010 were $13.3 million provided by cash flow from operating activities and $1.7 million in net contributions and advances from developers.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

The amount outstanding under the Company’s lines of credit at September 30, 2010 was $23.9 million, a decrease of $1.2 million over the amount outstanding as of December 31, 2009.  The reduction in overall borrowings during 2010 as compared to 2009 was primarily the result of lower investments made in utility plant in 2010.

Investment in Plant and Systems

The primary focus of Artesian Water’s investment was to continue to provide high quality reliable service to our growing service territory.  We invested $11.6 million in capital expenditures during the first nine months of 2010 compared to $13.2 million invested during the same period in 2009.  During the first nine months of 2010, we invested $0.4 million to enhance or improve existing treatment facilities and for the rehabilitation of pumping equipment to better serve our customers.  We invested $2.2 million to upgrade and automate our meter reading equipment.  We invested approximately $2.2 million for our rehabilitation program for transmission and distribution facilities and replacing aging or deteriorating mains.  We invested approximately $0.3 million in mandatory utility plant expenditures, due to governmental highway projects, which require the relocation of water service mains.  Approximately $0.3 was invested in new transmission and distribution facilities.  Developers financed $1.5 million for the installation of water mains and hydrants for the first nine months of 2010 compared to $0.9 million for the first nine months of 2009.  We also invested $0.7 million for renovations made to the main office building located in New Castle County and furniture and equipment related to the renovation.  The investment in general plant also includes an additional investment of $0.4 million for computer hardware and software upgrades and approximately $0.4 in transportation and equipment purchases.  An additional $0.4 million was invested in wastewater projects in Sussex County, Delaware.  Also, we invested approximately $0.4 million and developers financed $0.5 million for transmission and distribution facilities in Cecil County, Maryland.

Lines of Credit

At September 30, 2010, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all the subsidiaries of Artesian Resources.  As of September 30, 2010, there was $19.1 million of available funds under this line of credit.  The interest rate for borrowings under this line is based on the London Interbank Offered Rate, or LIBOR.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of January 18, 2011 or any date on which Citizens demands payment.

At September 30, 2010, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of September 30, 2010, there was $17.0 million of available funds under this line of credit.  The interest rate for borrowings under this line is LIBOR plus 1.50%.  The term of this line of credit expires on January 18, 2011.

Pursuant to the Termination Agreement between Artesian Resources and Darin A. Lockwood signed on August 6, 2010, Artesian Resources purchased the 75-acre parcel of land, previously purchased by Darin A. Lockwood on July 1, 2008, for the operation of the wastewater facility known as the Northern Sussex Regional Water Recharge Complex.  The purchase price for the land was $5.0 million.  In addition to the purchase price, the Company took title to all engineering and design work by paying off the outstanding balance of $2.7 million on the $10 million construction loan secured by the 75-acre parcel that was previously guaranteed by the Company, and the loan was cancelled.  There is no other security pledged for the 75-acre parcel of land.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$23,865	$	-----	$	-----	$	-----

Long-Term Debt

On August 1, 2008, Artesian Water Maryland executed a promissory note in the amount of approximately $2.3 million to Sunrise Holdings, L.P., or Sunrise, in connection with the Mountain Hill acquisition, that bears interest at a variable interest rate of LIBOR plus 1.50%.  The note is payable in four equal annual installments, commencing on the first anniversary of the closing date.  Two annual installment payments were made in the amount of $0.6 million each, the remaining principal balance due on this note, as of September 30, 2010, is $1.2 million.  The note is secured by a first lien security interest in all of Mountain Hill’s assets in favor of Sunrise and is guaranteed by Artesian Resources.

Artesian Water’s trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66 ⅔% of total capitalization.  Our debt to total capitalization, including the short-term portion thereof, was 53.4% at September 30, 2010.  In addition, our line of credit with CoBank requires the Company to have a ratio of earnings before interest, taxes, depreciation and amortization to total interest expense of not greater than 2.5 to 1 at the end of each fiscal year.  As of September 30, 2010, we were in compliance with these covenants.

We expect to fund our activities for the next twelve months using our available cash balances and bank credit lines, plus projected cash generated from operations.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First Mortgage Bonds (Principal and Interest)	$7,108	$14,104	$13,929	$161,497	$196,638
State revolving fund loans	726	1,723	1,723	8,590	12,762
Note Payable (Principal and Interest)	591	580	---	---	1,171
Operating leases	40	88	92	1,639	1,859
Unconditional purchase obligations	3,770	7,549	7,539	23,588	42,446
Tank painting contractual obligation	374	16	---	---	390
Total contractual cash obligations	$12,609	$24,060	$23,283	$195,314	$255,266

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

On February 12, 2010, Artesian Water entered into a Drinking Water State Revolving Fund Financing Agreement, or DWSRF Agreement, with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health, or the Department.  The Company has been given a loan of approximately $3.9 million, or the Loan, from the Delaware Safe Drinking Water Revolving Fund to finance all or a portion of the cost of improvements and upgrades to specific water mains in service areas located in New Castle County, Delaware (collectively, the “Project”).  In accordance with the DWSRF Agreement, the Company will from time to time request funds under the Loan as it incurs costs in connection with the Project.  The Company shall pay to the Department, on the principal amount drawn down and outstanding from the date drawn, interest at a rate of 1.705% per annum and an administrative fee at the rate of 1.705% per annum.

Off-Balance Sheet Arrangements

Prior to the execution of the Termination Agreement between Artesian Resources and Darin A. Lockwood signed on August 6, 2010, Artesian Utility agreed to commit $3.0 million to NSRWRC, payable in 10 equal annual installments.  In April 2009, Artesian Utility agreed to accelerate two of its payments to NSRWRC in exchange for a $450,000 reduction in the total commitment.  As a result of the April 2009 reduction in the commitment and the acceleration of the payments, the remaining balance of $1,350,000 was to be repaid over the following 5 years with a final payment of $150,000 due on June 30, 2014.  The balance owed to NSRWRC was $1,200,000.  As discussed in Note 9 - Northern Sussex Regional Water Recycling Complex, LLC, pursuant to the Termination Agreement, Mr. Lockwood received a final net settlement payment of $800,000, therefore satisfying this commitment.

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

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2009 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2009 and also in the notes to our consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first nine months of 2010 that had a material impact on our financial condition, liquidity or results of operations.

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

At September 30, 2010, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all the subsidiaries of Artesian Resources.  As of September 30, 2010, there was $19.1 million of available funds under this line of credit.  The interest rate for borrowings under this line is based on LIBOR.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of January 18, 2011 or any date on which Citizens demands payment.

At September 30, 2010, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of September 30, 2010, there was $17.0 million of available funds under this line of credit.  The interest rate for borrowings under this line is LIBOR plus 1.50%.  The term of this line of credit expires on January 18, 2011.

Pursuant to the Termination Agreement between Artesian Resources and Darin A. Lockwood signed on August 6, 2010, Artesian Resources purchased the 75-acre parcel of land, purchased by Darin A. Lockwood on July 1, 2008, for the operation of the wastewater facility known as the Northern Sussex Regional Water Recharge Complex.  The purchase price for the land was $5.0 million.  In addition to the purchase price, the Company took title to all engineering and design work by paying off the outstanding balance of $2.7 million on the $10 million construction loan secured by the 75-acre parcel that was previously guaranteed by the Company, and the loan was cancelled.  There is no other security pledged for the 75-acre parcel of land.

On August 1, 2008, Artesian Water Maryland executed a promissory note in the amount of approximately $2.3 million to Sunrise Holdings, L.P., or Sunrise, in connection with the Mountain Hill acquisition, that bears interest at a variable interest rate of LIBOR plus 1.50%.  The note is payable in four equal annual installments, commencing on the first anniversary of the closing date.  Two annual installment payments were made in the amount of $0.6 million each, the remaining principal balance due on this note, as of September 30, 2010, is $1.2 million.  The note is secured by a first lien security interest in all of Mountain Hill’s assets in favor of Sunrise and is guaranteed by Artesian Resources.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In addition, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to achieve the foregoing objectives.  A control system cannot provide absolute assurance, however, that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

ITEM 4 – RESERVED

ITEM 6 - EXHIBITS

Exhibit No.	Description

10.1
Conclusion and Termination Agreement dated August 6, 2010 between Artesian Resources Corporation on behalf of itself and all applicable subsidiaries and Darin A. Lockwood on behalf of himself and all business entities in which he has an interest.  Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 11, 2010.

10.2
Amendment to Agreement for Purchase of Water Assets of the Town of Port Deposit and for the provision of Potable Water Services, dated November 1, 2010 by and among Artesian Water Maryland, Inc., a Delaware Corporation, Artesian Resources Corporation, a Delaware Corporation and the Mayor and Town Council of Port Deposit, Maryland, a body corporate and politic organized under the laws of the State of Maryland.  Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 4, 2010.

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

ARTESIAN RESOURCES CORPORATION

Date: November 8, 2010	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: November 8, 2010	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Conclusion and Termination Agreement dated August 6, 2010 between Artesian Resources Corporation on behalf of itself and all applicable subsidiaries and Darin A. Lockwood on behalf of himself and all business entities in which he has an interest.  Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 11, 2010.

10.2
Amendment to Agreement for Purchase of Water Assets of the Town of Port Deposit and for the provision of Potable Water Services, dated November 1, 2010 by and among Artesian Water Maryland, Inc., a Delaware Corporation, Artesian Resources Corporation, a Delaware Corporation and the Mayor and Town Council of Port Deposit, Maryland, a body corporate and politic organized under the laws of the State of Maryland.  Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 4, 2010.

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