Form 10-K
period 2010-12-31
ARTESIAN RESOURCES CORP
filed 2011-03-15
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

The aggregate market value of the Class A Non-Voting Common Stock and Class B Common Stock held by non-affiliates of the registrant at June 30, 2010 was $119,022,000 and $4,741,000, respectively.  The aggregate market value of Class A Non-Voting Common Stock was computed by reference to the closing price of such class as reported on the Nasdaq Global Market on June 30, 2010.  The aggregate market value of Class B Common Stock was computed by reference to the last reported trade of such class as reported on the OTC Bulletin Board as of June 30, 2010, which trade date was June 10, 2010.

As of March 9, 2011, 6,767,983 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K which express our “belief,” “anticipation” or “expectation,” as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, our expectation of the timing of decisions by regulatory authorities, our expectation of the timing of the closing for pending acquisitions, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our belief regarding our reliance on outside engineering firms, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A -Risk Factors, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as representation of the Company’s views as of any date subsequent to the date of the filing of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

General Information

Artesian Resources Corporation operates as the holding company of eight wholly-owned subsidiaries offering water, wastewater and other services on the Delmarva Peninsula.  Our principal subsidiary, Artesian Water Company, Inc., is the oldest and largest investor-owned public water utility on the Delmarva Peninsula, and has been providing superior water service since 1905.  We distribute and sell water, including water for public and private fire protection, to residential, commercial, industrial, municipal and utility customers throughout the states of Delaware, Maryland and Pennsylvania.  We provide wastewater services to customers in Delaware and have entered into purchase agreements in order to provide wastewater services in the State of Maryland.  In addition, we provide contract water and wastewater operations, water and sewer Service Line Protection Plans, wastewater management services, and design, construction and engineering services.  Our Class A Non-Voting Common Stock is listed on NASDAQ Global Select Market and trades under the symbol "ARTNA."

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

Our Market

Our current market area is the Delmarva Peninsula.  Our largest service area is primarily in the State of Delaware, which had a population of approximately 898,000 at July 1, 2010.  According to the US Census Bureau, Delaware's population increased an estimated 14.6% from 2000 to 2010, as compared to the nationwide growth rate of approximately 9.7%.  Substantial portions of Delaware, particularly outside of New Castle County, are not served by a public water or wastewater system and represent potential opportunities for Artesian Water and Artesian Wastewater to obtain new exclusive franchised service areas.  We continue to focus resources on developing and serving existing service territories and obtaining new territories throughout the State.

In 2007, we expanded our services into Maryland.  Cecil County Maryland, or Cecil County, has designated the Interstate 95 corridor as a preferred growth area for business and residential expansion.  In 2005, the federal Base Realignment and Closure Commission, or BRAC, announced the relocation of approximately 14,000 jobs to nearby Aberdeen, Maryland by September 2011.  The Wilmington Metropolitan Area Planning Commission projects Cecil County will grow 61% between 2005 and 2030 and the Maryland Department of Planning projects that Cecil County will experience the highest rate of household growth through 2025 of any jurisdiction in the state.  With so many new workers coming to the area in the next several years, as a result of the BRAC relocation implementation in 2011, Cecil County and other surrounding areas expect a significant increase in development.

We have interconnection agreements for the sale of water with the towns of Elkton and Chesapeake City, Maryland.  The Town of Elkton began taking a minimum of 50,000 gallons per day of water through the interconnection in July 2009 and may take a maximum of 250,000 gallons per day.  At the Town of Elkton’s request, the maximum daily take may be raised to 1.5 million gallons per day, with the minimum required take set at one quarter of the requested maximum level.  Additional approvals are necessary to construct the transmission line to Chesapeake City.  We have also signed agreements with Cecil County to purchase specific water and wastewater facilities and have purchased water assets from the Town of Port Deposit, which are both discussed below.  The existing water and wastewater systems in the Cecil County agreements serve approximately 3,400 customers, while the existing water system in the Town of Port Deposit, or Port Deposit, serves approximately 280 customers.

In 2010, we added approximately 2 square miles of franchised water service area in Maryland following the purchase of Port Deposit’s water assets.  We also have several new service territory applications pending that are expected to be approved in 2011.  We hold Certificates of Public Convenience and Necessity, or CPCNs, for approximately 275 square miles of exclusive water service territory and approximately 24 square miles of wastewater service territory, most of which is in Delaware and some in Maryland.  Our largest connected regional water system, consisting of approximately 98.6 square miles and 67,900 customers, is located in northern Delaware.  A significant portion of our exclusive service territory in Delaware remains undeveloped, and if and when development occurs and there is population growth in these areas, along with the anticipated population growth in Maryland, we will increase our customer base by providing water and/or wastewater service to the newly developed areas and new customers.

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

Artesian Water Maryland

Artesian Water Maryland began operations in August 2007 and has expanded its operations through the following transactions:

➢
Carpenters Point Water Company – August 2007 acquisition of the Carpenters Point Water Company, which includes a 141 home community in Cecil County near the Interstate 95 growth corridor between Philadelphia and Baltimore and which has sufficient groundwater supply and elevated water storage to serve additional customers in the undeveloped portions of its franchise and surrounding area.

➢
Mountain Hill Water Company - August 2008 acquisition of Mountain Hill Water Company, which includes service rights to 8,000 acres of undeveloped land in Cecil County’s growth area.  Included in this Mountain Hill Service Area is the Principio Business Park, as well as the proposed 660 home residential development of Charlestown Crossing.  We currently serve three commercial accounts in the Principio Business Park.  On June 4, 2009, the Maryland Public Service Commission, or MDPSC, approved installation of a water main to serve residents of Whitaker Woods, an existing 172 home development located adjacent to the Mountain Hill Service Area.  As of December 31, 2010, 39 homes in Whitaker Woods were receiving water service.  On September 9, 2009, the MDPSC approved Artesian Water Maryland’s request to construct a water system to serve the first phase, consisting of 71 homes, in the Charlestown Crossing housing development.

➢
Town of Port Deposit – November 2010 purchase of water assets, which includes access to the Susquehanna River as a source of water supply and water service rights for the service area that encompasses Port Deposit’s existing 280 customers and several adjacent tracts of land including the Bainbridge property, a 1,200-acre former U.S. Navy facility, which has the potential to be developed for 2,800 residential homes as well as office, commercial, and educational uses.  In December 2009, Artesian Water Maryland signed an agreement, or the Port Deposit Purchase Agreement, to purchase all of the assets used in providing potable water, water distribution and water meter services, or the Facilities, from Port Deposit.  On November 1, 2010, Artesian Water Maryland closed on this transaction.  Port Deposit transferred to Artesian Water Maryland all of Port Deposit’s right, title and interest in and to all of the plant and equipment, associated real property, contracts and permits possessed by Port Deposit at closing related to the operation of the Facilities as well as the water distribution, treatment and water meter systems possessed by Port Deposit or used in the operation of the Facilities.  Port Deposit also transferred to Artesian Water Maryland all rights to serve the customers within Port Deposit (which shall include Port Deposit as it currently exists as well as certain additional growth areas that may be added to Port Deposit in the future) and all rights to be served by all vendors and suppliers of Port Deposit.  Port Deposit shall collect and remit to Artesian Water Maryland its tariffed connection charges as approved by the MDPSC for new connections to the water system within Port Deposit.  Artesian Water Maryland also assumed certain liabilities arising as of and after the closing.  In addition, the Port Deposit Purchase Agreement includes a provision granting Port Deposit a right of first refusal in the event that Artesian Water Maryland ever wishes to sell all or part of the acquired assets, as well as a provision governing Artesian Water Maryland’s ability to raise rates between closing and March 31, 2013.  The total price for the purchased assets and access to the Susquehanna River as a source of water supply was $1,256,000.  Artesian Water Maryland paid $250,000 to Port Deposit, less $85,000 already paid as a deposit and $82,000 owed to Artesian Utility for operating the plant and equipment prior to closing.  Artesian Water Maryland also executed a promissory note in the amount of $800,000, or the Promissory Note.  In December 2010, the Promissory Note was paid in full.  In addition, Artesian Water Maryland paid off Port Deposit’s $206,000 loan from the Maryland Water Quality Financing Administration, or MWQFA.  The MDPSC approved this transaction on July 28, 2010, including the exercise of franchise agreements granted by Port Deposit and Cecil County, Maryland.  The existing water system consists of a water treatment facility, an existing 700,000 gallon per day Susquehanna River Water Appropriation Permit, a 500,000-gallon ground storage tank and water mains.

In addition, Artesian Water Maryland has entered into the following agreement to further expand our service capabilities:

➢
Cecil County Agreement - In October 2008, Artesian Water Maryland signed an agreement, or the Cecil County Purchase Agreement, to purchase from Cecil County all of Cecil County’s rights, title and interest in and to the Meadowview, Pine Hills, Harbourview and Route 7 water facilities and the associated parcels of real property, easement rights and water transmission and distribution systems at a price equal to the net asset value of the purchased assets, which was approximately $2.2 million as of June 30, 2008, and assume certain liabilities at closing.  This sum may be paid in cash at closing or, upon mutual agreement, by a note payable to Cecil County.  In response to the Cecil County Purchase Agreement, the Appleton Regional Community Alliance, or Appleton Alliance, filed a petition with The Circuit Court of Cecil County, Maryland, or Circuit Court, in opposition to the transactions on the grounds that Cecil County has no right to sell the assets involved in the transaction, which has delayed the closing.  The Circuit Court decided in favor of Cecil County on July 24, 2009.  On August 19, 2009, the Appleton Alliance filed an appeal of the Circuit Court’s decision with the Maryland Court of Special Appeals.  Upon the request of Cecil County, which was not opposed by the Appleton Alliance, the matter was moved to the state’s highest Court of Appeals, where it was heard on June 2, 2010.  The Court of Appeals decision is now pending.  Closing on this transaction is also subject to the approval of the MDPSC.  The Cecil County Purchase Agreement may be terminated by either party, subject to certain exceptions, in the event of uncured breach by the other party.  Upon the mutual agreement of the parties, the closing date has been extended to within six months after the final judicial determination by the Maryland Court of Appeals on the Appleton Alliance petition.

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

Artesian Wastewater

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

The preliminary engineering and design work was completed on a regional wastewater treatment and disposal facility located in the northern Sussex County area that has the potential to treat up to approximately 8 mgd.  This facility is strategically situated to provide service to the growing population in the Georgetown, Ellendale and Milton areas, as well as to neighboring municipal systems.  This facility was granted conditional use approval by Sussex County Council to serve the Elizabethtown subdivision of approximately 4,000 homes and 439,000 square feet of proposed commercial space, as well as seven additional projects comprising approximately 3,000 residential units.  The facility will also be capable of offering wastewater services to local municipalities.  The agreement signed on June 30, 2008 (and as amended on April 29, 2009) between Artesian Utility Development, Inc., or Artesian Utility, and Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC, for the design, construction and operation of this facility was cancelled on August 6, 2010.  Artesian Wastewater will manage the design and construction of the facility going forward and, once completed, the operation of the facility.

In July 2008, Artesian Wastewater and the Town of Georgetown, or Georgetown, finalized a wastewater service agreement establishing a long term arrangement that will meet the future wastewater treatment and disposal needs in Georgetown’s growth and annexation areas.  Artesian Wastewater will provide up to 1 mgd of wastewater capacity for the town.

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

The Meadowview Agreement and the Cherry Hill Agreement are also subject to the petition filed by the Appleton Alliance described in the Artesian Water Maryland section above.  As a result, closing will be delayed until the final judicial determination on the Appleton Alliance petition.  Closing on these transactions is also subject to the approval of the MDPSC.  Under each of the agreements, either party may terminate such agreement, subject to certain exceptions, in the event of uncured breach by the other party.  Upon the mutual agreement of the parties, the closing date has been extended to within six months after the final judicial determination by the Maryland Court of Appeals on the Appleton Alliance petition.

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

One of the wastewater treatment facilities in Middletown now provides reclaimed wastewater for use in spray irrigation on public and agricultural lands in the area.  Our relationship with the Town of Middletown has given us the opportunity to create the Artesian Water Resource Management Partnership, or AWRMP, to encourage and support the use of reclaimed water for agricultural irrigation and other needs.  Using reclaimed water to irrigate farm fields can save the Delmarva region millions of gallons of groundwater each day.  The AWRMP’s first project in Middletown will save up to 3 million gallons of water per day during the peak growing season.  Through the AWRMP initiative, Artesian will provide planning, engineering and technical expertise and help bring together the various state, local and private partners needed for water recycling project approvals.

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

In connection with the Meadowview Agreement and the Cherry Hill Agreement described above under Artesian Wastewater Maryland, in March 2009, Artesian Utility signed an agreement with the Cecil County Department of Public Works in Cecil County, Maryland to operate the Meadowview Wastewater and Highlands Wastewater treatment and disposal facilities until Artesian Wastewater Maryland’s purchase of the facilities is final.  This agreement also employs Artesian Utility to operate two water supply and treatment stations and two booster stations in Cecil County.

Artesian Development

Artesian Development owns an approximately six-acre parcel of land zoned for office buildings located immediately adjacent to our corporate headquarters and two nine-acre parcels of land located in Sussex County.

In October 2007, Artesian Development purchased the two nine-acre parcels noted above, located on Route 9, west of the City of Lewes in Sussex County, Delaware.  Artesian Development received a conditional use grant for this land from Sussex County that permits the construction of water treatment and wastewater facilities and elevated storage on the site to provide service to the area between Lewes and Georgetown, Delaware.  Once permits and approvals to construct the facilities are received, appropriate agreements with the utility affiliates of Artesian Development for their use will be developed.  In January 2008, we received the approved Soils Investigation Report and, in July 2008, we received the approved Preliminary Groundwater Impact Assessment and Groundwater Mounding Analysis from the Delaware Department of Natural Resources and Environmental Control, or DNREC.  We submitted designs to DNREC along with supplementary information seeking to increase the number of units approved to be served at the site from 400 units to approximately 1,900 units.  The permitting process is complete.  Additional groundwater studies, which are designed to improve the phasing and implementation of the systems operation in accordance with DNREC requirements, are complete.  Construction of the entrance to this site is also complete.  We have current requests for service from four local developments.

In October 2010, Artesian Development purchased an office facility located in Sussex County, Delaware.  The facility consists of approximately 10,000 square feet of office space along with nearly 10,000 square feet of warehouse space.  This facility has allowed all of our Sussex County, Delaware operations to be housed in one central location.

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

Other

Artesian Resources initiated a Water Service Line Protection Plan, or WSLP Plan, in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers’ leaking water service lines up to an annual limit.  As of December 31, 2010, approximately 15,700, or 22.8%, of our eligible water customers had signed up for the WSLP Plan.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers’ sewer lines.  This plan, the Sewer Service Line Protection Plan, or SSLP Plan, covers all parts, material and labor required to repair or replace participating customers’ leaking or clogged sewer lines up to an annual limit.  As of December 31, 2010, approximately 8,200, or 11.9%, of our eligible customers had signed up for the SSLP Plan.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-customers of Artesian Resources.  As of December 31, 2010, approximately 570 non-customer participants have signed up for either the WSLP Plan or SSLP Plan.

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

We are subject to regulation by the following state regulatory commissions:  The Delaware Public Service Commission, or DEPSC, regulates both Artesian Water and Artesian Wastewater.  Artesian Water Maryland and Artesian Wastewater Maryland are subject to the regulatory jurisdiction of the MDPSC, and Artesian Water Pennsylvania is subject to the regulatory jurisdiction of the PAPUC.

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

On December 29, 2010, Artesian Water Maryland filed an application with the MDPSC to revise its rates and charges concerning the former Mountain Hill Water system.  Artesian Water Maryland requested authorization to implement proposed rates for water and wastewater services to meet a requested increase in revenue of approximately $65,000 on an annualized basis.  In addition to the increase in rates, Artesian Water Maryland is requesting a change to its rate structure, reducing the per thousand gallon charge while adding a monthly customer and fire protection charge.  These charges are consistent wth other public water utilities.  If approved, these changes will result in a 34% increase for the average residential customer.

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

Service Territory Expansion

In Delaware, a Certificate of Public Convenience and Necessity, or CPCN, grants a water or wastewater company the exclusive right to serve all existing and new customers within a designated area.  The DEPSC has the authority to issue and revoke these CPCNs.  In this Form 10-K, we may refer to CPCNs as "franchises" or "service territories."

For a water company, the DEPSC may grant a CPCN under circumstances where there has been a determination that the water in the proposed service area does not meet the regulations governing drinking water standards of the State Division of Public Health for human consumption or where the supply is insufficient to meet the projected demand.  For a wastewater company, the DEPSC has jurisdiction over non-governmental wastewater utilities having fifty or more customers in the aggregate.  A CPCN for water and wastewater utilities shall be granted by the DEPSC to applicants in possession of one of the following:

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

CPCNs are not transferable.  A water or wastewater utility that has a CPCN must obtain the approval of the DEPSC to abandon a service territory.  Once a CPCN is granted to a water or wastewater utility, it may not be suspended or terminated unless the DEPSC determines in accordance with its rules and regulations that good cause exists for any such suspension or termination.  Although Artesian has been granted an exclusive franchise for each of its existing water and wastewater systems, its ability to expand service areas can be affected by the DEPSC awarding franchises to other regulated water or wastewater utilities with whom we compete for such franchises.

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

In December 2009, Artesian Water Maryland applied for approval from the MDPSC to exercise a franchise to provide water service to the Town of Port Deposit.  This application also requested authority to finance the purchase of water system facilities, and to establish water service rates.  On July 28, 2010, the MDPSC approved our application.  On November 1, 2010, Artesian Water Maryland completed the purchase of Port Deposit’s water assets.

Other Regulatory Matters

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC.  This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility’s overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period.  We did not have DSIC in effect during 2009.  During 2010, Artesian Water filed two applications with the DEPSC for approval to collect a 0.34% increase and 0.68% increase during the first and second half of the year, respectively.  These increases recover the costs of eligible revenue producing improvements made since the last rate increase in 2008, and were calculated to generate approximately $286,000 in revenue annually.  The DEPSC approved the DSIC effective January 1, 2010 and July 1, 2010, subject to audit at a later date.  For the year ended December 31, 2010, we earned approximately $288,000 in DSIC revenue.  In November 2010, we filed an application with the DEPSC for approval to increase the DSIC rate to 1.47% effective January 1, 2011, which will generate approximately $390,000 in revenue on an annual basis.

On April 10, 2006, the DEPSC made effective new rules under Regulation Docket 15 that govern the terms and conditions under which water utilities require advances or contributions from customers or developers.  These regulations require that developers pay for all water facilities within a new development, with such funding recorded as contributions in aid of construction by the water utility.  In addition, the utility is required to receive a contribution in aid of construction of $1,500 for each new residential connection to its system towards the cost of water supply, treatment and storage facilities.  These regulations further require developers to fully pay for facilities to serve satellite systems.  These required contributions are intended to place a greater burden upon new customers to pay for the cost of facilities required to serve them.  On February 12, 2010 and February 11, 2011, respectively, we filed the first and second of three required annual reports with the DEPSC, in order to demonstrate our compliance with Regulation Docket 15.

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

Under Delaware state laws and regulations, we are required to file applications with DNREC for water allocation permits for each of our operating wells pumping greater than 50,000 gallons per day.  We have 117 operating and 56 observation and monitoring wells in our Delaware systems.  At December 31, 2010, we had allocation permits for 84 wells, permit applications pending for 10 wells, and 23 wells that do not require a permit.  Our access to aquifers within our service territory is not exclusive.  Water allocation permits control the amount of water that can be drawn from water resources and are granted with specific restrictions on water level draw down limits, annual, monthly and daily pumpage limits, and well field allocation pumpage limits.  We are also subject to water allocation regulations that control the amount of water that we can draw from water sources.  As a result, if new or more restrictive water allocation regulations are imposed, they could have an adverse effect on our ability to supply the demands of our customers, and in turn, our water supply revenues and results of operations.  Our ability to supply the demands of our customers historically has not been affected by private usage of the aquifers by landowners or the limits imposed by the state of Delaware.  Because of the extensive regulatory requirements relating to the withdrawal of any significant amounts of water from the aquifers, we believe that third party usage of the aquifers within our service territory will not interfere with our ability to meet the present and future demands of our customers.

As required by the Safe Drinking Water Act, the EPA has established maximum contaminant levels for various substances found in drinking water to ensure that the water is safe for human consumption.  These limits are known as Maximum Contaminant Levels and Maximum Residual Disinfection Levels.  The EPA also regulates how often public water systems monitor their water for contaminants and report the monitoring results to the individual state agencies or the EPA.  Generally, the larger the population served by a water system, the more frequent the monitoring and reporting requirements.  The Safe Drinking Water Act applies to all 50 states.

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

The MDE ensures that water quality and quantity at all public water systems in Maryland meet the needs of the public and are in compliance with federal and state regulations.  The MDE also ensures that public drinking water systems provide safe and adequate water to all current and future users in Maryland, and that appropriate usage, planning, and conservation policies are implemented for Maryland’s water resources.  The MDE oversees the development of Source Water Assessments for water supplies, and issues water appropriation permits for public drinking water systems.  In order to appropriate water for municipal, commercial, industrial or other non-domestic uses, a Water Appropriation Permit must be obtained.  Issuance of the permit involves evaluating the needs of the user and the potential impact of the withdrawal on neighboring users and the water source in order to maximize beneficial use of the water of the State of Maryland.  Permits for large appropriations often involve conducting pump tests to measure adequacy of an aquifer and safe yield of a well, or reviewing stream flow records to determine the adequacy of a surface water source.  Regulations were finalized in 1999 that require all new community water systems to have sufficient technical, managerial and financial capacity to provide safe drinking water to their consumers prior to being issued a Construction Permit.  Also, in 2007, capacity management guidance was finalized.  Capacity limiting factors can include, source capacity, treatment capacity and appropriation permit quantity.  As of December 31, 2010, we have 5 wells that pump groundwater to 2 separate water treatment facilities, and one water treatment facility that treats surface water from the Susquehanna River, located in Cecil County, Maryland.

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

Sources of Water

We derive about 95% of our self-supplied groundwater from wells located in the Atlantic Coastal Plain.  The remaining 5% comes from wells in the Piedmont Province.  We use a variety of treatment methods, including aeration, pH adjustment, chlorination, fluoridation, arsenic removal, nitrate removal and iron removal, to meet federal, state and local water quality standards.  Additionally, a corrosion inhibitor is added to all of our self-supplied groundwater and most of the supply from interconnections.  We have 55 different water treatment facilities in our Delaware systems.  All water supplies that we purchase from neighboring utilities are potable.  Based on our experience, we believe that the costs of treating groundwater are significantly lower than those of treating surface water.

Our primary sources of water are our wells that pump groundwater from aquifers and other formations.  To supplement our groundwater supply, we purchase surface water through interconnections only in the northern service area of our New Castle County, Delaware system.  The purchased surface water is blended with our groundwater supply for distribution to our customers.  Nearly 85% of the overall 7.5 billion gallons of water we distributed in all of our Delaware systems during 2010 came from our groundwater wells, while the remaining 15% came from interconnections with other utilities and municipalities.  During 2010, our average rate of water pumped was approximately 17.7 million gallons per day, or mgd, from our groundwater wells and approximately 3.1 mgd was supplied from interconnections.  Our peak water supply capacity currently is approximately 59.0 mgd.  We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

Interconnections and Storage

Most of our New Castle County, Delaware water system is interconnected.  In the remainder of the State of Delaware, we have several satellite systems that have not yet been connected by transmission and distribution facilities.  We intend to join these systems into larger integrated regional systems through the construction of a transmission and distribution network as development continues and our expansion efforts provide us with contiguous exclusive service territories.  In Maryland, we have an interconnection that connects the Artesian Water system from the Delaware state line to the Town of Elkton, providing up to 1.5 mgd.

We have 21 interconnections with 2 neighboring water utilities and 5 municipalities that provide us with the ability to purchase or sell water.  An interconnection agreement with the Chester Water Authority has a "take or pay" clause requiring us to purchase 1.095 billion gallons annually.  During the fiscal year ended December 31, 2010, we used the minimum draw under this agreement.  The Chester Water Authority agreement, which expires December 31, 2021, provides for the right to extend the term of this agreement through and including December 31, 2047, at our option, subject to the approval of the Susquehanna River Basin Commission.  All of the interconnections provide Artesian Water the ability to sell water to neighboring water utilities or municipalities.

As of December 31, 2010, we were serving customers through approximately 1,131 miles of transmission and distribution mains.  Mains range in diameter from two inches to twenty-four inches, and most of the mains are made of ductile iron or cast iron.  We supply public fire protection service through approximately 5,336 hydrants installed throughout our service territories.

We have 29 storage tanks in Delaware, most of which are elevated, providing total system storage of 42 million gallons.  We have developed and are using an Aquifer Storage and Recovery, or ASR, system in New Castle County, Delaware.  Our ASR system provides approximately 130 million gallons of storage capacity, which can be withdrawn at a rate of approximately 1 mgd.  At some locations, we rely on hydropneumatic tanks to maintain adequate system pressures.  Where possible, we combine our smaller satellite systems with systems having elevated storage facilities.  In Cecil County, Maryland we have 3 storage tanks capable of storing approximately 1.1 million gallons.

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

Employees

The Company has no collective bargaining agreements with any of its employees, and its work force is not union organized or union represented.  As of December 31, 2010, we employed 238 full-time and 8 part-time employees.  Of these employees, 24 were officers and managers; 146 were employed as operations personnel, including engineers, technicians, draftsman, maintenance and repair persons, meter readers and utility personnel; and 59 were employed in accounting, budgeting, information systems, human resources, customer relations and public relations.  The remaining 17 employees were administrative personnel.  We believe that our employee relations are good.

Available Information

We are a Delaware corporation with our principal executive offices located at 664 Churchmans Road, Newark, Delaware, 19702.  Our telephone number is (302) 453-6900 and our website address is www.artesianwater.com.  We make available free of charge through our website our Code of Ethics, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  We include our website address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website.

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

The continuing effects of adverse U.S. economic conditions may lead to a number of impacts on our business that may materially and adversely affect our financial condition and results of operations.  Such impacts may include a reduction in discretionary and recreational water use by our residential water customers, particularly during the summer months; a decline in usage by industrial and commercial customers as a result of decreased business activity and commerce in our customers’ businesses; an increased incidence of customers’ inability, bankruptcy or delay in paying their bills which may lead to higher bad debt expense and reduced cash flow; and a lower natural customer growth rate may result as compared to what had been experienced before the economic downturn due to a decline in new housing starts and a possible slight decline in the number of active customers due to housing vacancies or abandonments.

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

We also may experience risks relating to the challenges and costs of closing a transaction and the risk that an announced transaction may not close.  Completion of certain acquisition transactions are conditioned upon, among other things, the receipt of approvals, including from the certain state public utilities commissions.  Failure to complete a pending transaction would prevent us from realizing the anticipated benefits.  We would also remain liable for significant transaction costs, including legal and accounting fees, whether or not the transaction is completed.

We are subject to, and could be further subject to, governmental investigations or actions by other third parties.

We are subject to various federal and state laws, including environmental laws, violations of which can involve civil or criminal sanctions. Artesian Water received a federal grand jury subpoena in connection with an investigation being conducted by the United States Attorney’s Office in the Eastern District of Pennsylvania and the Environmental Protection Agency. The subpoena requests certain documents from Artesian Water principally relating to eight wastewater facilities in Pennsylvania formerly operated by personnel of Artesian Utility Development, Inc., our wholly owned subsidiary.  Artesian Resources was subsequently advised that Artesian Utility’s operation of the eight wastewater facilities in Pennsylvania is a subject of the grand jury investigation.  We are fully cooperating with the investigation. Due to the stage of the investigation, we are unable to predict the outcome of the investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against us. Should such charges or claims be brought, we could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on our business, financial position and results of operations.

In addition, we are currently subject to pending litigation. On December 22, 2010, Artesian Water filed a complaint in the United States District Court for the Eastern District of Pennsylvania against Chester Water Authority claiming breach of contract, unjust enrichment and requesting declaratory judgment in relation to an agreement by Chester Water to supply bulk water supplies to Artesian Water. On February 11, 2011, Artesian Water received an answer and counterclaim from Chester Water Authority denying Artesian Water’s claims and allegations, asserting a counterclaim for breach of contract and seeking monetary damages, related costs and attorneys’ fees.  Although Artesian Water intends to pursue its claims and defense in the action vigorously, there can be no assurances that it will prevail on any of the claims in the action, or, if it does prevail on one or more claims, of the amount or nature of recovery that may be awarded to it for such claim(s).

Our operations from time to time could be parties to or targets of additional lawsuits, claims, investigations and proceedings, including system failure, injury, contract, environmental, health and safety and employment matters, which are handled and defended in the ordinary course of business.  The results of any future litigation or settlement of such lawsuits and claims are inherently unpredictable, but such outcomes could also materially and adversely affect our business, financial position and results of operations.

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

Our water supplies are subject to contamination from naturally-occurring compounds as well as pollution resulting from man-made sources.  Even though we monitor the quality of water on an on-going basis, any possible contamination due to factors beyond our control could interrupt the use of our water supply until we are able to substitute it from an uncontaminated water source.  Additionally, treating the contaminated water source could involve significant costs and could adversely affect our business.  We could also be held liable for consequences arising out of human or environmental exposure to hazardous substances, if found, in our water supply.  This could adversely affect our business, results of operations and financial condition.

Potential terrorist attacks may disrupt our operations and adversely affect our business, operating results and financial condition.

We have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply.  We also have tightened our security measures regarding delivery and handling of certain chemicals used in our business.  We have and will continue to bear any increase in costs for security precautions to protect our facilities, operations and supplies, most of which have been recoverable under state regulatory policies.  While the costs of increases in security, including capital expenditures, may be significant, we expect these costs to continue to be recoverable in water and wastewater rates.  Despite our security measures, we may not be in a position to control the outcome of terrorist events, or other attacks on our water systems, should they occur.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 664 Churchmans Road, Newark, Delaware and are owned by Artesian Water.

Artesian Development owns approximately 6 acres of land in New Castle County, Delaware zoned for office development and approximately two nice-acre parcels of land in Sussex County, Delaware for water and wastewater treatment facilities and elevated water storage.  Artesian Development also owns an office facility located in Sussex County, Delaware.  The facility consists of approximately 10,000 square feet of office space along with approximately 10,000 square feet of warehouse space.

Artesian Wastewater owns a 75-acre parcel of land for the operation of the wastewater facility known as the Northern Sussex Regional Water Recharge Complex.  The purchase of this land resulted in the reclassification of the facility from non-utility property to utility plant on our Consolidated Balance Sheet.  The Company paid off the outstanding balance of a construction loan secured by the 75-acre parcel that was previously guaranteed by the Company, and the loan was cancelled.  There is no other security pledged for the 75-acre parcel of land.

Artesian Water owns land, rights-of-way, easements, transmission and distribution mains, pump facilities, treatment plants, storage tanks, meters, vehicles, land, easements and related equipment and facilities throughout Delaware, of which the majority is used for utility operations.  Artesian Water Pennsylvania owns transmission and distribution mains. Artesian Water Maryland owns land, transmission and distribution mains, pump facilities and storage tanks.  Artesian Wastewater owns treatment, disposal plants collection mains and lift stations.  The following table indicates our utility plant as of December 31, 2010.

Utility plant comprises:
In thousands
	Estimated Useful Life
	(In Years)	2010
Utility plant at original cost
Utility plant in service-Water
Intangible plant	---	$140
Source of supply plant	45-85	16,422
Pumping and water treatment plant	35-62	57,168
Transmission and distribution plant
Mains	81	182,319
Services	39	29,770
Storage tanks	76	22,703
Meters	26	17,208
Hydrants	60	9,678
General plant	3-31	42,645

Utility plant in service-Wastewater
Treatment and Disposal Plant	35-62	11,611
Collection Mains and Lift Stations	81	4,944
General plant	3-31	1,015

Property held for future use	---	13,489
Construction work in progress	---	5,521
		414,633
Less – accumulated depreciation		69,250
		$345,383

Substantially all of Artesian Water's utility plant, except the utility plant in the town of Townsend, Delaware, is pledged as security for First Mortgage Securities.  As of December 31, 2010, no other utility plant has been pledged as security for loans.

We believe that our properties are generally maintained in good condition and in accordance with current standards of good water and wastewater works industry practice.  We believe that all of our existing facilities adequately meet current necessary production capacities and current levels of utilization.

ITEM 3. LEGAL PROCEEDINGS

Artesian Water received a federal grand jury subpoena in connection with an investigation being conducted by the United States Attorney’s Office in the Eastern District of Pennsylvania and the Environmental Protection Agency. The subpoena requests certain documents from Artesian Water principally relating to eight wastewater facilities in Pennsylvania formerly operated by personnel of Artesian Utility Development, Inc., our wholly owned subsidiary.  Artesian Resources was subsequently advised that Artesian Utility’s operation of the eight wastewater facilities in Pennsylvania is a subject of the grand jury investigation.  We are fully cooperating with the investigation. Due to the stage of the investigation, we are unable to predict the outcome of the investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against us. Should such charges or claims be brought, we could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on our business, financial position and results of operations.

Periodically, we are involved in other proceedings or litigation arising in the ordinary course of business. We do not believe that the ultimate resolution of these matters will materially affect our business, financial position or results of operations.

ITEM 4. [RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for the Company’s Common Equity
Artesian Resources' Class A Non-Voting Common Stock, or Class A Stock, is listed on NASDAQ Global Select Market and trades under the symbol "ARTNA."  On March 4, 2011, the last closing sale price as reported by the NASDAQ Global Select Market was $19.77 per share.  On March 4, 2011, there were 790 holders of record of the Class A Stock.  The following table sets forth, for the periods indicated, the high and low closing sale prices for the Class A Stock as reported by NASDAQ Global Select Market and the cash dividends declared per share.

CLASS A NON-VOTING COMMON STOCK

	High	Low	Dividend Per Share
2009
First Quarter	$16.19	$12.95	$0.1784
Second Quarter	16.44	13.90	0.1784
Third Quarter	17.83	16.06	0.1784
Fourth Quarter	18.61	15.65	0.1873

2010
First Quarter	$18.62	$17.05	$0.1873
Second Quarter	19.33	16.61	0.1882
Third Quarter	19.07	17.31	0.1882
Fourth Quarter	19.50	18.53	0.1892

Our Class B Voting Stock, or Class B Stock, is quoted on the OTC Bulletin Board under the symbol "ARTNB.OB."  There has been a limited and sporadic public trading market for the Class B Stock.  As of March 4, 2011, the last reported trade of the Class B Stock on the OTC Bulletin Board was at a price of $20.00 per share on February 28, 2011.  As of March 4, 2011, we had 173 holders of record of the Class B Stock.  The Class B shares are paid the same dividend as the Class A shares noted in the table above.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2010, we did not issue any unregistered shares of our Class A or Class B Stock.

Equity Compensation Plan Information
The following table provides information on the shares of our Class A Stock that may be issued upon exercise of outstanding stock options as of December 31, 2010 under the Company’s stockholder approved stock plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	440,800	$17.18	466,500

Equity compensation plans not approved by security holders	---	---	---

Total	440,800		466,500

The following graph compares the percentage change in cumulative shareholder return on the Company’s Class A common stock with the Standard & Poor’s 500 Stock Index and a Peer Group of water utility companies having similar market capitalizations.  The graph covers the period from December 2005 (assuming a $100 investment on December 31, 2005, and the reinvestment of any dividends) through December 2010:

		INDEXED RETURNS
	Base Period	Years Ending December 31
Company Name / Index	2005	2006	2007	2008	2009	2010
Artesian Resources Corporation	100	102.78	102.25	89.47	107.81	116.30
S&P 500 Index	100	115.79	122.16	76.96	97.33	111.99
Peer Group	100	100.30	96.46	96.75	95.64	114.05

The Peer Group includes American States Water Company, American Water Works Company, Inc., Aqua America, Inc., California Water Service Group, Connecticut Water Service, Inc., Middlesex Water Company, Pennichuck Corporation, SJW Corporation, and York Water Company.

ITEM 6. SELECTED FINANCIAL DATA

The selected statement of operations and balance sheet data shown below were derived from our consolidated financial statements. The consolidated statement of operations data for the years ended December 31, 2010, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010 and 2009 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K.  The consolidated statement of operations data for the years ended December 31, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 have been derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K.  You should read this selected financial data together with our consolidated financial statements and related notes, as well as the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In thousands, except per share and operating data	2010	2009	2008	2007	2006

STATEMENT OF OPERATIONS DATA

Operating revenues
Water sales	$56,685	$53,871	$50,101	$48,461	$44,272
Other utility operating revenue	2,973	2,208	2,019	1,699	1,268
Non-utility operating revenue	5,227	4,833	4,065	2,364	1,725
Sale of land	---	---	---	---	1,322
Total operating revenues	$64,885	$60,912	$56,185	$52,524	$48,587

Operating expenses
Operating and maintenance	$34,714	$32,368	$30,871	$28,594	$25,733
Depreciation and amortization	7,032	6,556	5,782	5,162	4,610
State and federal income taxes	5,082	4,860	4,427	4,134	3,887
Property and other taxes	3,789	3,483	3,199	2,868	2,562
Total operating expenses	$50,617	$47,267	$44,279	$40,758	$36,792

Operating income	$14,268	$13,645	$11,906	$11,766	$11,795
Other income, net	647	835	1,125	802	613
Total income before interest charges	$14,915	$14,480	$13,031	$12,568	$12,408

Interest charges	$7,295	$7,218	$6,613	$6,305	$6,337

Net income	$7,620	$7,262	$6,418	$6,263	$6,071
Dividends on preferred stock	---	---	---	---	---
Net income applicable to common stock	$7,620	$7,262	$6,418	$6,263	$6,071

Net income per share of common stock:
Basic	$1.01	$0.97	$0.87	$0.92	$1.00
Diluted	$1.00	$0.97	$0.86	$0.90	$0.97

Avg. shares of common stock outstanding
Basic	7,557	7,454	7,353	6,787	6,055
Diluted	7,618	7,512	7,427	6,936	6,235
Cash dividends per share of common stock	$0.75	$0.72	$0.71	$0.66	$0.61

In thousands, except per share and operating data	2010	2009	2008	2007	2006
BALANCE SHEET DATA
Utility plant, at original cost
less accumulated depreciation	$345,383	$326,899	$318,243	$272,396	$253,182
Total assets	$371,529	$358,895	$348,706	$294,589	$269,360
Lines of credit	$29,071	$25,123	$20,286	$898	$7,906
Long-term obligations and
redeemable preferred stock,
including current portions	$106,606	$107,555	$109,071	$92,073	$92,383
Stockholders’ equity	$95,146	$91,174	$87,794	$85,132	$61,800
Total capitalization	$200,207	$197,199	$195,349	$176,889	$153,873

OPERATING DATA
Average water sales per customer	$723	$701	$661	$645	$600
Water pumped (millions of gallons)	7,517	7,063	7,526	7,755	7,608
Number of metered customers	78,400	76,900	75,800	75,149	73,814
Miles of water main	1,131	1,124	1,112	1,086	1,051

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our profitability is primarily attributable to the sale of water by Artesian Water.  Gross water sales in Artesian Water comprise 87.2% of total operating revenues.  Our profitability is also attributed to the various contract operations, water and sewer Service Line Protection Plans and other services we provide.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives.  Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

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

Water Division

Overview

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers served contributed to increases in our operating revenue.  The Town of Middletown, which is one of our municipal customers and is located in southern New Castle County, Delaware, has nearly doubled in population since 2001, and population growth in this area is expected to continue for some time as a result of ongoing and future residential construction.  As population growth continues in Middletown and other areas in Delaware, we believe that the demand for water will increase, thereby contributing to an increase in our operating revenues.  As of December 31, 2010, we had approximately 77,900 metered water customers in Delaware, an increase of approximately 1,000 compared to December 31, 2009.  The number of metered water customers in Maryland increased by approximately 300 compared to 2009, and the number of metered water customers in Pennsylvania remained consistent with 2009.

2010 Operational Highlights

In December 2009, Artesian Water Maryland signed an agreement, or the Port Deposit Purchase Agreement, to purchase all of the assets used in providing potable water, water distribution and water meter services, or the Facilities, from the Town of Port Deposit, Maryland, or Port Deposit.  On November 1, 2010, Artesian Water Maryland closed on this transaction.  In December 2009, Artesian Water Maryland applied for approval from the MDPSC to exercise a franchise to provide water service to the Town of Port Deposit.  This application also requested authority to finance the purchase of water system facilities, and to establish water service rates.  On July 28, 2010, the MDPSC approved our application.  The existing water system subject to the Port Deposit Purchase Agreement consists of a water treatment facility, an existing 700,000 gallon per day Susquehanna River Water Appropriation Permit, a 500,000-gallon ground storage tank, water mains, access to the Susquehanna River as a source of water supply and water service rights for the service area that encompasses Port Deposit’s existing 280 customers, in addition to several adjacent tracts of land including the Bainbridge property, a 1,200-acre former U.S. Navy facility, which has the potential to be developed for 2,800 residential homes as well as office, commercial and educational uses.

In September 2009, the MDPSC approved Artesian Water Maryland’s request to construct a water system to serve 71 residents in the Charlestown Crossing housing development.  The construction of the water system was completed in July 2010.

In October 2008, Artesian Water Maryland signed an agreement with Cecil County to purchase four water facilities.  In opposition of Cecil County’s sale of the water facilities, the Appleton Regional Community Alliance, or Appleton Alliance, filed a petition with The Circuit Court of Cecil County, Maryland, or Circuit Court, challenging the proposed transfer of certain Cecil County property and assets to Artesian, delaying the closing of this transaction until a final judicial determination is received.  The Circuit Court decided in favor of Cecil County on July 24, 2009.  On August 19, 2009, the Appleton Alliance filed an appeal of the Circuit Court’s decision with the Maryland Court of Special Appeals.  Upon the request of Cecil County, which was not opposed by the Appleton Alliance, the matter was moved to the state’s highest Court of Appeals, where it was heard on June 2, 2010.  The Court of Appeals decision is now pending.  Closing on this transaction is also subject to the approval of the MDPSC.  The Cecil County Purchase Agreement may be terminated by either party, subject to certain exceptions, in the event of uncured breach by the other party.  Upon the mutual agreement of the parties, the closing date has been extended to within six months after the final judicial determination by the Maryland Court of Appeals on the Appleton Alliance petition.

Wastewater Division

Overview

Artesian Wastewater owns wastewater infrastructure and began providing wastewater services in Delaware in July 2005.  Artesian Wastewater Maryland was incorporated on June 3, 2008 to provide regulated wastewater services in Maryland.  Our wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.

2010 Operational Highlights

In October 2008, Artesian Wastewater Maryland signed two asset purchase agreements with Cecil County to purchase four wastewater facilities in Maryland.  These asset purchase agreements with Cecil County are also subject to the petition filed by the Appleton Alliance described above.  As a result, closing will be delayed until the final judicial determination on the Appleton Alliance petition.  Closing on these transactions is also subject to the approval of the MDPSC.  Under each of the agreements, either party may terminate such agreement, subject to certain exceptions, in the event of uncured breach by the other party.  Upon the mutual agreement of the parties, the closing date has been extended to within six months after the final judicial determination by the Maryland Court of Appeals on the Appleton Alliance petition.

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

One of the wastewater treatment facilities in Middletown now provides reclaimed wastewater for use in spray irrigation on public and agricultural lands in the area.  Our relationship with the Town of Middletown has given us the opportunity to create the Artesian Water Resource Management Partnership, or AWRMP, to encourage and support the use of reclaimed water for agricultural irrigation and other needs.  Using reclaimed water to irrigate farm fields can save the Delmarva region millions of gallons of groundwater each day.  The AWRMP’s first project in Middletown will save up to 3 million gallons of water per day during the peak growing season.  Through the AWRMP initiative, Artesian will provide planning, engineering and technical expertise and help bring together the various state, local and private partners needed for water recycling project approvals.

Artesian Development is a real estate holding company that owns properties, including land zoned for office buildings, a water treatment plant and wastewater facility, as well as property for current operations, including the recent purchase of an office facility as described below.

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

2010 Operational Highlights

Artesian Utility has an agreement with the Cecil County Public Works in Cecil County, Maryland to operate the Meadowview Wastewater and Highlands Wastewater treatment and disposal facilities until Artesian Wastewater Maryland’s purchase of the facilities is closed.  This agreement also employs Artesian Utility to operate two water supply and treatment stations and two booster stations in Cecil County.

In October 2010, Artesian Development purchased an office facility located in Sussex County, Delaware.  The facility consists of approximately 10,000 square feet of office space along with nearly 10,000 square feet of warehouse space.  This facility allows all of our Sussex County, Delaware operations to be housed in one central location.

Protection Plans

In addition to services discussed above, Artesian Resources initiated a Water Service Line Protection Plan, or WSLP Plan, in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers’ leaking water service lines up to an annual limit.  As of December 31, 2010, approximately 15,700, or 22.8%, of our eligible water customers had signed up for the WSLP Plan.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers’ sewer lines.  This plan, the Sewer Service Line Protection Plan, or SSLP Plan, covers all parts, material and labor required to repair or replace participating customers’ leaking or clogged sewer lines up to an annual limit.  As of December 31, 2010, approximately 8,200, or 11.9%, of our eligible customers had signed up for the SSLP Plan.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-customers of Artesian Resources.  As of December 31, 2010, approximately 570 non-customer participants have signed up for either the WSLP Plan or SSLP Plan.

Strategic Direction

Our strategy is to significantly increase customer growth, revenues, earnings and dividends by expanding our water, wastewater, Service Line Protection Plan and engineering services across the Delmarva Peninsula.  We remain focused on providing superior service to our customers and continuously seeking ways to improve our efficiency and performance.  By providing water, wastewater and engineering services, we believe we are positioned as the primary resource for developers and communities throughout the Delmarva Peninsula seeking to fill both needs simultaneously.  We have a proven ability to acquire and integrate high growth, reputable entities, through which we have captured additional service territories that will serve as a base for future revenue.  With recent acquisitions, we have successfully integrated their operations, infrastructure, technology and employees.  We believe this experience presents a strong platform for further expansion and that our success to date also produces positive relationships and credibility with regulators, municipalities, developers and customers in both existing and prospective service areas.

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

We believe that Delaware's generally lower cost of living in the region, availability of development sites in relatively close proximity to the Atlantic Ocean in Sussex County, and attractive financing rates for construction and mortgages have resulted, and will continue to result, in increases to our customer base.  Delaware’s lower property and income tax rate make it an attractive region for new home development and retirement communities.  Substantial portions of Delaware are currently not served by a public water system, which could also assist in an increase to our customer base as systems are added.  According to the United States Census Bureau, Delaware's population increased an estimated 14.6% from 2000 to 2010, as compared to the nationwide growth rate of approximately 10.6%.

In our regulated wastewater division, we foresee significant growth opportunities and will continue to seek strategic partnerships and relationships with developers and municipalities to complement existing agreements for the provision of wastewater service on the Delmarva Peninsula.  Artesian Wastewater completed an agreement with Georgetown, Delaware in July 2008 to provide wastewater treatment and disposal services for Georgetown’s growth and annexation areas.  Artesian Wastewater will provide up to 1 mgd of wastewater capacity for the town.  The preliminary engineering and design work was completed on a regional wastewater treatment and disposal facility located in the northern Sussex County area that has the potential to treat up to approximately 8 mgd.  This facility is strategically situated on 75 acres to provide service to the growing population in the Georgetown, Ellendale and Milton areas, as well as to neighboring municipal systems.  This facility was granted conditional use approval by Sussex County Council to serve the Elizabethtown subdivision of approximately 4,000 homes and 439,000 square feet of proposed commercial space, as well as seven additional projects comprising approximately 3,000 residential units.  The facility will also be capable of offering wastewater services to local municipalities.  Artesian Wastewater will manage the design and construction of the facility and, once constructed, the operation of the facility.

Artesian Wastewater Maryland signed two agreements in October 2008 with Cecil County for the purchase of specific wastewater facilities.  The closing of these transactions is delayed until a final judicial determination is received on the petition filed by the Appleton Alliance as further described in Item 1 of this Form 10-K under the heading “Subsidiaries-Artesian Water Maryland.”  Closing on these transactions is also subject to the approval of the Maryland Public Service Commission, or MDPSC.  Once completed, these acquisitions will add four wastewater facilities to our service area.

The general need for increased capital investment in our water and wastewater systems is due to a combination of population growth, more protective water quality standards and aging infrastructure.  Our capital investment plan for the next five years includes projects for water and wastewater treatment plant improvements and additions in both Delaware and Maryland.  Capital improvements are planned and budgeted to meet anticipated changes in regulations and needs for increased capacity related to projected growth.  The Delaware Public Service Commission and Maryland Public Service Commission have generally recognized the operating and capital costs associated with these improvements in setting water and wastewater rates for current customers and capacity charges for new customers.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies and estimates are those we believe are most important to portraying the financial condition and results of operations and also require significant estimates, assumptions or other judgments by management.  The following provides an overview of the accounting policies that are particularly important to the results of operations and financial condition of the Company.  Changes in the estimates, assumptions or other judgments included within these accounting policies could result in a significant change to the financial statements in any quarterly or annual period.  We consider the following policies to be the most critical in understanding the judgment that is involved in preparing our Consolidated Financial Statements.  Senior management has discussed the selection and development of our critical accounting policies and estimates with the Audit Committee of the Board of Directors.

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

Our long-lived assets consist primarily of utility plant in service and regulatory assets.  We review for impairment of our long-lived assets, including utility plant in service, in accordance with the requirements of FASB ASC Topic 360.  We review regulatory assets for the continued application of FASB ASC Topic 980.  Our review determines whether there have been changes in circumstances or events that have occurred that require adjustments to the carrying value of these assets.  Adjustments to the carrying value of these assets would be made in instances where changes in circumstances or events indicate the carrying value of the asset may not be recoverable.  The Company believes there are no impairments in the carrying amounts of its long-lived assets at December 31, 2010.

Results of Operations

2010 Compared to 2009

Operating Revenues

Revenues totaled $64.9 million in 2010 and were 6.5% above revenues in 2009 of $60.9 million, which is partially due to an increase of $2.8 million, or 5.2%, in total water sales revenue.  Water sales revenues totaled $56.7 million in 2010 and were 5.2% above revenues in 2009 of $53.9 million.  The heavy precipitation experienced in 2009 reduced per capita consumption, thereby reducing water sales revenue for the full year 2009.  The increase in water sales in 2010 compared to 2009 more closely reflects the return to the average annual per capita consumption over a five-year period.  We realized 87.4% of our total operating revenue in 2010 from the sale of water as compared to 88.4% in 2009.

Non-utility operating revenue totaled $5.2 million in 2010 as compared to $4.8 million in 2009.  This increase is attributable to an increase in contract revenue in Artesian Utility, primarily due to design and permitting services performed for a project in Middletown, Delaware and increased contract services performed for municipalities in Maryland.  The increase in non-utility revenue also reflects an increase in water and wastewater Service Line Protection Plan, or collectively SLP Plans, revenue earned by Artesian Resources.  The SLP Plans provide coverage for all material and labor required to repair or replace participants’ leaking water service or clogged sewer lines up to an annual limit.  The increase in non-utility operating revenue is partially offset by a decrease in contract revenue in Artesian Utility, a result of the reduction in contract services for Pennsylvania.

Other utility operating revenue totaled $3.0 million in 2010 as compared to $2.2 million in 2009.  The increase is primarily the result of increased wastewater customer service revenues and an increase in our service charges.

Percentage of Operating Revenues
	2010	2009	2008
Water Sales
Residential	54.0%	54.2%	55.3%
Commercial	20.6	21.3	21.4
Industrial	0.2	0.3	0.5
Government and Other	12.6	12.7	12.0
Non-utility operating revenues	8.1	7.9	7.2
Other utility operating revenues	4.5	3.6	3.6
Total	100.0%	100.0%	100.0%

Residential

Residential water service revenues in 2010 amounted to $35.0 million, an increase of $2.0 million, or 6.1% over the $33.0 million recorded in 2009, primarily due to an increase in water consumption.  The heavy precipitation experienced in 2009 reduced per capita consumption, thereby reducing water sales revenue for the full year 2009.  The increase in water sales in 2010 compared to 2009 more closely reflects the return to the average annual per capita consumption over a five-year period.  The increase in 2010 follows an increase of $2.0 million, or 6.3%, in 2009, which was primarily due to rate increases effective June and December 2008.  The volume of water sold to residential customers increased to 3,908 million gallons in 2010 compared to 3,631 million gallons in 2009, a 7.6% increase, primarily the result of the reduced water consumption in 2009 due to the unusually wet weather experienced during the year.  The number of residential customers served increased by 1,085, or 1.4%, in 2010.

Commercial

Water service revenues from commercial customers in 2010 increased by 2.6%, from $13.0 million in 2009 to $13.3 million in 2010, primarily due to increased water consumption.  We sold 2,130 million gallons of water to commercial customers in 2010, a 1.8% increase as compared to 2,093 million gallons sold in 2009.

Industrial

Water service revenues from industrial customers decreased by 34.6%, from $181,000 in 2009 to $118,000 in 2010.  The volume of water sold to industrial customers decreased by 50.9%, from 36 million gallons in 2009 to 18 million gallons in 2010, primarily as a result of decreased usage by an industrial customer that reduced operations.

Government and Other

Government and other water service revenues in 2010 increased by 6.9%, from $7.7 million in 2009 to $8.2 million in 2010, primarily due increased water consumption from municipalities for re-sale.  Consumption for government and other customers increased 147 million gallons in 2010 as compared to 2009.

Other Utility Operating Revenue

Other utility operating revenue, derived from contract operations, antenna leases on water tanks, finance/service charges and wastewater customer service revenues increased 34.6% in 2010, from $2.2 million in 2009 to $3.0 million in 2010.  As a percentage of operating revenues, other utility operating revenues increased to 4.5% from 3.6%.  The increase, approximately $765,000, is primarily the result of increased wastewater customer service revenues and an increase in our service charges.

Non-Utility Operating Revenue

Non-utility operating revenue, derived from non-regulated water and wastewater operations, increased from $4.8 million in 2009 to $5.2 million in 2010.  This increase is attributable to an increase in contract revenue in Artesian Utility of approximately $283,000, primarily due to design and permitting services performed for a project in Middletown, Delaware and increased contract services performed for municipalities in Maryland.  The increase in non-utility revenue also reflects an increase of $93,000 and $268,000, respectively, in water and wastewater SLP Plans revenue earned by Artesian Resources.  The increase in non-utility operating revenue is partially offset by an approximately $292,000 decrease in contract revenue in Artesian Utility, a result of the reduction in contract services in Pennsylvania.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $2.7 million, or 7.4%, to $38.5 million in 2010.  The components of the change in operating expenses includes an increase in utility operating expenses of $2.0 million and an increase in non-utility operating expenses of $377,000.

The increase in utility operating expenses of $2.0 million, or 6.8%, in 2010 as compared to 2009, is comprised of an increase in payroll and employee benefits costs, purchased water expense, repair and maintenance expenses, and administration expenses, partially offset by a decrease in water treatment costs.  Payroll and employee benefit costs increased $1.2 million, or 7.8%, primarily the result of a decrease in capitalized labor and benefits, an increase in hours worked due to the unusual winter weather experienced in the first quarter of 2010, an increase in wages and increased medical benefit premiums.  Purchased water expense increased $402,000, or 12.4%, primarily due to an increase of 11.0% in Chester Water Authority’s rates effective in July 2009 and an 11.5% rate increase effective July 1, 2010.  Repair and maintenance expenses increased $334,000, or 16.8%, a result of increased water treatment equipment maintenance costs, higher equipment parts and supplies purchases, increased building maintenance and increased fuel costs.  As a percentage of operating expenses, purchased water expenses increased to 10.5% from 10.0% and repair and maintenance expenses increased to 6.7% from 6.1%.  Administration expenses increased $151,000, or 3.9%, primarily the result of an increase in outside service costs and an increase in printing and postage costs.  The increase in administrative expenses is partially offset by a decrease in rate case expense.  Water treatment costs decreased $89,000, or 6.6%, primarily due to a decrease in chemical costs.

Non-utility expenses increased approximately $377,000, or 11.1%, primarily the result of more project activity in Artesian Utility as compared to the same period in 2009.  As a percentage of operating expenses, non-utility expenses increased to 10.9% from 10.5%.

Percentage of Operating and Maintenance Expenses
	2010	2009	2008

Payroll and Associated Expenses	46.9%	46.7%	46.8%
Administrative	21.0	22.6	24.1
Purchased Water	10.5	10.0	9.6
Repair and Maintenance	6.7	6.1	7.2
Water Treatment	4.0	4.1	3.4
Non-utility Operating	10.9	10.5	8.9
Total	100.0%	100.0%	100.0%

Property and other taxes increased by $306,000, or 8.8%, compared to the same period in 2009, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and increases in the number of plants owned by Artesian.  Property taxes are assessed on land, buildings and certain utility plants, which include the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.  Property taxes also increased due to the first-year assessment of a facility located in Maryland, which was retroactive to 2009.  In addition, the increase in property and other taxes reflects an increase in payroll taxes, a result of increased payroll costs.

Depreciation and amortization expense increased $476,000, or 7.3%, due to continuing investment in utility plant in service providing supply, treatment, storage and distribution of water.  Income tax expense increased $222,000, or 4.6%, due to higher taxable income in 2010.  Our total effective income tax rate, or ETR, for 2010 and 2009 was 40.0% for each.

Other Income, Net

Miscellaneous income increased approximately $42,000, primarily due to the amount of the annual CoBank investment patronage distribution.  The distribution in 2010 included an increased return due to the addition of the $15 million Series S Bond issued in December 2008.  Our Allowance for Funds Used During Construction, or AFUDC, decreased $230,000, due to management’s decision to reduce discretionary capital expenditures and the general slowdown in the housing market, resulting in decreased long-term construction activity subject to AFUDC.

Interest Charges

Interest charges increased $77,000, or 1.1%, primarily due to an increase in short-term debt outstanding and increased short-term borrowing interest charges that were previously capitalized, a result of the Termination Agreement with NSRWRC as of August 6, 2010.  The increase in interest charges is partially offset by the decrease in long-term debt outstanding.  The average interest rate on our short-term credit balance increased from 1.5% in 2009 to 1.7% in 2010.

Net Income

For the year ended December 31, 2010, our net income applicable to common stock increased $358,000, or 4.9%, as compared to 2009.  This increase was primarily due to higher operating income margins from our water utility business derived from the drier weather experienced in 2010 as compared to 2009.

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity for the year ended December 31, 2010 were $18.1 million provided by cash flow from operating activities, $3.9 million in borrowing on our lines of credit, $2.2 million in net contributions and advances from developers and $1.9 million net proceeds from the issuance of common stock.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

The amount outstanding on the Company’s lines of credit was $29.1 million, an increase of $3.9 million over the amount outstanding as of December 31, 2009, compared to an increase of $4.8 million for the year ended December 31, 2009 over the outstanding balance as of December 31, 2008.  The increase in overall borrowings during 2010 as compared to 2009 was primarily the result of higher investments made in utility plant in 2010.  An increase in accrued expenses of $1.4 million is also associated with the Company’s higher investment in utility plant.

We depend on the availability of capital for expansion, construction and maintenance.  We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations.  We expect that our aggregate investments in our utility plant and systems in 2011 will be approximately $27.4 million.  Our total obligations related to interest and principal payments on indebtedness, rental payments and water service interconnection agreements for 2011 are anticipated to be approximately $12.4 million.  We expect to fund our activities for the next year using our available cash balances, bank credit lines and projected cash generated from operations.  We believe that internally generated funds along with existing credit facilities will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements.  However, since part of our business strategy is to expand through strategic acquisitions, we may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes.

Investment in Plant and Systems

The primary focus of Artesian Water’s investment was to continue to provide high quality reliable service to our growing service territory.  We invested $19.6 million in capital expenditures in 2010 as compared to $17.4 million invested in 2009.  In 2010, we invested $0.9 million to enhance or improve existing treatment facilities and for the rehabilitation of pumping equipment to better serve our customers.  We invested $2.7 million to upgrade and automate our meter reading equipment.  We invested approximately $3.2 million for our rehabilitation program for transmission and distribution facilities and replacing aging or deteriorating mains.  We invested approximately $0.7 million in mandatory utility plant expenditures, due to governmental highway projects, which require the relocation of water service mains.  Approximately $2.2 million was invested in new transmission and distribution facilities.  Developers financed $1.3 million for the installation of water mains and hydrants in 2010 as compared to $1.6 million in 2009.  Approximately $2.2 million was invested in the purchase of an office facility located in Sussex County, Delaware, which consists of office space and warehouse space.  We also invested $0.8 million for renovations made to the main office building located in New Castle County and furniture and equipment related to the renovation.  The investment in general plant also includes an additional investment of $0.7 million for computer hardware and software upgrades and approximately $1.1 in transportation and equipment purchases.  An additional $2.2 million was invested in wastewater projects in Sussex County, Delaware.  Also, developers financed $0.3 million for transmission and distribution facilities in Cecil County, Maryland.  Approximately $1.3 million was invested in the purchase of Port Deposit’s water assets.

The following chart summarizes our investment in plant and systems over the past three fiscal years.

In thousands	2010	2009	2008
Source of supply	$976	$295	$1,665
Treatment and pumping	1,095	1,044	6,094
Transmission and distribution	9,089	8,023	13,381
General plant and equipment	4,811	5,118	13,980
Developer financed utility plant	1,633	1,584	3,178
Wastewater facilities (including NSRWRC)	2,210	1,739	7,518
Allowance for Funds Used During Construction, AFUDC	(183)	(413)	(759)
Total	$19,631	$17,390	$45,057

Mountain Hill	---	---	$4,772

We have planned to invest approximately $28.3 million in utility plant in 2011.  Of the $28.3 million we expect to invest in 2011, approximately $6.7 million will be invested in transmission and distribution facilities, including the replacement of facilities, and the extension of facilities to address service needs in growth areas of our service territory.  Approximately $1.8 million will be invested in the relocations of facilities as a result of government mandates and renewals associated with the rehabilitation of aging infrastructure.  In addition, we plan to invest another $4.2 million for new treatment facilities, facility upgrades, equipment and wells throughout Delaware and Maryland to identify, develop, treat and protect sources of water supply to assure uninterrupted service to our customers.

We plan to invest $5.8 million in general plant, which includes new corporate automation, building renovations and transportation and equipment upgrades.  Additionally, $6.6 million is planned to be invested in Artesian Water Maryland and Artesian Wastewater Maryland following the purchase of water and wastewater assets in Maryland in 2011.  Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Financing

We expect to fund our activities for the next twelve months using our available cash balances, bank credit lines, projected cash generated from operations and financing in the capital markets as necessary, including Delaware Drinking Water State Revolving Fund loans.

We have several sources of liquidity to finance our investment in utility plant and other fixed assets.  We estimate that the projected investment of approximately $27.4 million will be financed by our operations and external sources, including a combination of capital investment as well as short-term borrowings under our revolving credit agreements discussed below.

Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by state Public Service Commissions.

Lines of Credit

At December 31, 2010, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of December 31, 2010, there was $13.9 million of available funds under this line of credit.  The interest rate for borrowings under this line is based on the London Interbank Offered Rate, or LIBOR.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of January 18, 2012 or any date on which Citizens demands payment.

At December 31, 2010, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of December 31, 2010, there was $17.0 million of available funds under this line of credit.  The interest rate for borrowings under this line is LIBOR plus 1.50%.  The term of this line of credit expires on January 17, 2012.

Pursuant to the Termination Agreement between Artesian Resources and Darin A. Lockwood signed on August 6, 2010, Artesian Resources purchased the 75-acre parcel of land, previously purchased by Darin A. Lockwood on July 1, 2008, for the operation of the wastewater facility known as the Northern Sussex Regional Water Recharge Complex.  The Company purchased the land (with a carrying value of $5.2 million) and all engineering and design work (with a carrying value of $2.7 million) by paying off the $7.9 million remaining balance of the NSRWRC’s construction loan with a financial institution secured by the 75-acre parcel that was previously guaranteed by the Company.  There is no other security pledged for the 75-acre parcel of land.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$29,071	$	-----	$	-----	$	-----

Long-Term Debt

On August 1, 2008, Artesian Water Maryland executed a promissory note in the amount of approximately $2.3 million to Sunrise Holdings, L.P., or Sunrise, in connection with the Mountain Hill acquisition, that bears interest at a variable interest rate of LIBOR plus 1.50%.  The note is payable in four equal annual installments, commencing on the first anniversary of the closing date.  Two annual installment payments were made in the amount of $0.6 million each, the remaining principal balance due on this note, as of December 31, 2010, is $1.2 million.  The note is secured by a first lien security interest in all of Mountain Hill’s assets in favor of Sunrise and is guaranteed by Artesian Resources.

Artesian Water’s trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66 ⅔% of total capitalization.  Our debt to total capitalization, including the short-term portion thereof, was 52.8% at December 31, 2010.  In addition, our revolving line of credit with CoBank contains customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets, change our business or incur additional indebtedness.  In addition, this line of credit requires us to abide by certain financial covenants and ratios.  As of December 31, 2010, we were in compliance with these covenants.

We expect to fund our activities for the next twelve months using our available cash balances and bank credit lines, plus projected cash generated from operations.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First Mortgage Bonds (Principal and Interest)	$7,067	$14,022	$13,847	$154,594	$189,530
State revolving fund loans	610	1,260	1,260	4,923	8,053
Note Payable (Principal and Interest)	591	580	---	---	1,171
Operating leases	64	92	96	1,638	1,890
Unconditional purchase obligations	3,770	7,549	7,539	22,638	41,496
Tank painting contractual obligation	312	---	---	---	312
Total contractual cash obligations	$12,414	$23,503	$22,742	$183,793	$242,452

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

On February 12, 2010, Artesian Water entered into a Drinking Water State Revolving Fund Financing Agreement, or DWSRF Agreement, with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health, or the Department.  The Company has been given a loan of approximately $3.9 million, or the Loan, from the Delaware Safe Drinking Water Revolving Fund to finance all or a portion of the cost of improvements and upgrades to specific water mains in service areas located in New Castle County, Delaware (collectively, the “Project”).  In accordance with the DWSRF Agreement, the Company will from time to time request funds under the Loan as it incurs costs in connection with the Project.  The Company shall pay to the Department, on the principal amount drawn down and outstanding from the date drawn, interest at a rate of 1.705% per annum and an administrative fee at the rate of 1.705% per annum.  As of December 31, 2010, approximately $0.6 million in funds have been drawn on the loan.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 17 to our Consolidated Financial Statements for a full description of the impact of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2043.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing a two year supply contract, at a fixed price.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS	December 31, 2010	December 31, 2009
Utility plant, at original cost less accumulated depreciation	$345,383	$326,899
Current assets
Cash and cash equivalents	179	474
Accounts receivable (less allowance for doubtful accounts 2010 - $230; 2009-$142)	5,094	5,505
Unbilled operating revenues	3,614	3,518
Materials and supplies	1,246	1,220
Prepaid property taxes	1,260	1,222
Prepaid expenses and other	2,640	1,304
Total current assets	14,033	13,243
Other assets
Non-utility property (less accumulated depreciation 2010-$377; 2009-$255)	4,480	11,241
Other deferred assets	5,023	4,994
Total other assets	9,503	16,235
Regulatory assets, net	2,610	2,518
	$371,529	$358,895

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$7,637	$7,507
Preferred stock	---	---
Additional paid-in capital	69,989	68,090
Retained earnings	17,520	15,577
Total stockholders' equity	95,146	91,174
Long-term debt, net of current portion	105,061	106,025
	200,207	197,199
Current liabilities
Lines of credit	29,071	25,123
Current portion of long-term debt	1,545	1,530
Accounts payable	3,401	3,696
Accrued expenses	2,126	685
Overdraft payable	740	1,026
Deferred income taxes	459	439
Accrued interest	1,189	1,361
Customer deposits	805	592
Other	2,549	2,069
Total current liabilities	41,885	36,521

Commitments and contingencies (Note 10)	---	---

Deferred credits and other liabilities
Net advances for construction	16,159	18,433
Postretirement benefit obligation	525	737
Deferred investment tax credits	664	685
Deferred income taxes	37,558	34,077
Total deferred credits and other liabilities	54,906	53,932

Net contributions in aid of construction	74,531	71,243
	$371,529	$358,895
The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts
	For the Year Ended December 31,
	2010	2009	2008

Operating revenues
Water sales	$56,685	$53,871	$50,101
Other utility operating revenue	2,973	2,208	2,019
Non-utility operating revenue	5,227	4,833	4,065
	64,885	60,912	56,185
Operating expenses
Utility operating expenses	30,934	28,965	28,154
Non-utility operating expenses	3,780	3,403	2,717
Depreciation and amortization	7,032	6,556	5,782
Taxes
State and federal income
Current	950	116	74
Deferred	4,132	4,744	4,353
Property and other	3,789	3,483	3,199
	50,617	47,267	44,279

Operating income	14,268	13,645	11,906

Other income, net
Allowance for funds used during construction (AFUDC)	183	413	759
Miscellaneous	464	422	366
	647	835	1,125

Income before interest charges	14,915	14,480	13,031

Interest charges	7,295	7,218	6,613

Net income applicable to common stock	$7,620	$7,262	$6,418

Income per common share:
Basic	$1.01	$0.97	$0.87
Diluted	$1.00	$0.97	$0.86

Weighted average common shares outstanding:
Basic	7,557	7,454	7,353
Diluted	7,618	7,512	7,427

Cash dividends per share of common stock	$0.7529	$0.7225	$0.7136

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands	For the Year Ended December 31,
	2010	2009		2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,620		$7,262		$6,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,032		6,556		5,782
Deferred income taxes, net	3,480		4,600		4,390
Stock compensation	111		98		122
Allowance for funds used during construction	(183)		(413)		(759)

Changes in assets and liabilities:
Accounts receivable, net of reserve for bad debts	290		(603)		1,275
Unbilled operating revenues	(96)		79		(399)
Materials and supplies	(26)		(73)		45
Prepaid property taxes	(38)		(103)		(61)
Prepaid expenses and other	(1,336)		(813)		366
Other deferred assets	(111)		(159)		(836)
Regulatory assets	(92)		45		(882)
Accounts payable	(295)		(860)		1,331
Accrued expenses	1,441		(2,183)		385
Accrued interest	(172)		110		925
Customer deposits and other, net	693		(92)		129
Postretirement benefit obligation	(212)		(75)		(56)
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,106		13,376		18,175

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures (net of AFUDC)	(19,631)		(17,390)		(45,057)
Investments in acquisitions	---		---		(4,772)
Proceeds from sale of assets	61		43		62
NET CASH USED IN INVESTING ACTIVITIES	(19,570)		(17,347)		(49,767)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under lines of credit agreements	3,948		4,837		19,388
(Decrease) increase in overdraft payable	(286)		242		(888)
Net advances and contributions in aid of construction	2,179		1,854		2,667
Increase in deferred debt issuance costs	36		114		1
Net proceeds from issuance of common stock	1,918		1,399		1,314
Dividends	(5,677)		(5,379)		(5,193)
Issuance of long-term debt	---		---		15,000
Principal repayments of long-term debt	(949)		(1,516)		(323)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,169		1,551		31,966

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(295)		(2,420)		374

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	474		2,894		2,520

CASH AND CASH EQUIVALENTS AT END OF YEAR	$179		$474		$2,894

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions	$376		$845		$7,101
Contractual amounts of contributions in aid of construction due from developers included in accounts receivable	$509		$678	$	---
Contractual amounts of contributions in aid of construction received from developers included in accounts receivable	$630	$	---	$	---

CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
In thousands	For the Year Ended December 31,
	2010		2009		2008
Artesian Water Maryland, Inc. acquired all the outstanding
membership interests of Mountain Hill Water Company, LLC
in August 2008 for approximately $7.1 million. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$	---	$	---		$7,093
Cash paid for membership interests		---		---		(4,772)
Liabilities assumed	$	---	$	---		$2,321

Supplemental Disclosures of Cash Flow Information:
Interest paid		$7,467		$7,107		$5,576
Income taxes paid		$1,942		$350	$	---

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
In thousands
	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2007	6,418	882	$6,418	$882	$65,363	$12,469	$85,132

Net income	---	---	---	---	---	6,418	6,418
Cash dividends declared
Common stock	---	---	---	---	---	(5,193)	(5,193)
Issuance of common stock
Dividend reinvestment plan	18	---	18	---	299	---	317
Employee stock options and awards(4)	60	---	60	---	674	---	734
Employee Retirement Plan(3)	23	---	23	---	363	---	386
Balance as of December 31, 2008	6,519	882	$6,519	$882	$66,699	$13,694	$87,794

Net income	---	---	---	---	---	7,262	7,262
Cash dividends declared
Common stock	---	---	---	---	---	(5,379)	(5,379)
Issuance of common stock
Dividend reinvestment plan	19	---	19	---	289	---	308
Employee stock options and awards(4)	65	---	65	---	772	---	837
Employee Retirement Plan(3)	22	---	22	---	330	---	352
Balance as of December 31, 2009	6,625	882	$6,625	$882	$68,090	$15,577	$91,174

Net income	---	---	---	---	---	7,620	7,620
Cash dividends declared
Common stock	---	---	---	---	---	(5,677)	(5,677)
Issuance of common stock
Dividend reinvestment plan	18	---	18	---	310	---	328
Employee stock options and awards(4)	91	---	91	---	1,231	---	1,322
Employee Retirement Plan(3)	21	---	21	---	358	---	379
Balance as of December 31, 2010	6,755	882	$6,755	$882	$69,989	$17,520	$95,146

(1)	At December 31, 2010, 2009, and 2008, Class A Non-Voting Common Stock had 15,000,000 shares authorized. For the same periods, shares issued were 6,779,878, 6,650,002 and 6,543,606, respectively.
(2)	At December 31, 2010, 2009, and 2008, Class B Common Stock had 1,040,000 shares authorized and 882,000 shares issued.
(3)	Artesian Resources Corporation registered 500,000 shares of Class A Non-Voting Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The audited consolidated financial statements are presented in accordance with the requirements of Form 10-K and consequently include all the disclosures required in the consolidated financial statements included in the Company's annual report on Form 10-K.

As more fully discussed in Note 11 - Northern Sussex Regional Water Recycling Complex, LLC, Artesian Resources and Darin A. Lockwood, the owner of NSRWRC, signed a Conclusion and Termination Agreement on August 6, 2010.  Consequently, effective August 6, 2010, NSRWRC was deconsolidated from the Company’s consolidated financial statements.  The Company is no longer the primary beneficiary of NSRWRC and NSRWRC no longer constitutes a variable interest entity, or VIE, as defined by FASB Accounting Standards Codification, or ASC, Topic 810.  As a result, the Company’s financial results for the year ended 2010, which include NSRWRC only through August 6, 2010, may not be comparable to the Company’s consolidated financial statements for the year ended 2009.  All inter-company transactions and balances have been eliminated in consolidation.

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

In accordance with a rate order issued by the DEPSC, Artesian Water accrues an Allowance for Funds Used During Construction or AFUDC.  AFUDC, which represents the cost of funds devoted to construction projects through the date the project is placed in service, is capitalized as part of construction work in progress.  The rate used for the AFUDC calculation is based on Artesian Water's weighted average cost of debt and the rate of return on equity authorized by the DEPSC.  The rate used to capitalize AFUDC in 2010, 2009, and 2008 was 7.9%, 7.7%, and 7.9%, respectively.

Utility plant comprises:
In thousands
		December 31,
	Estimated Useful Life (In Years)	2010	2009
Utility plant at original cost
Utility plant in service-Water
Intangible plant	---	$140	$140
Source of supply plant	45-85	16,422	16,327
Pumping and water treatment plant	35-62	57,168	55,995
Transmission and distribution plant
Mains	81	182,319	175,164
Services	39	29,770	28,533
Storage tanks	76	22,703	22,237
Meters	26	17,208	14,766
Hydrants	60	9,678	9,283
General plant	3-31	42,645	43,716

Utility plant in service-Wastewater
Treatment and Disposal Plant	35-62	11,611	11,495
Collection Mains & Lift Stations	81	4,944	4,575
General plant	3-31	1,015	929

Property held for future use	---	13,489	1,932
Construction work in progress	---	5,521	6,457
		414,633	391,549
Less – accumulated depreciation		69,250	64,650
		$345,383	$326,899

Depreciation and Amortization

For financial reporting purposes, depreciation is recorded using the straight-line method at rates based on estimated economic useful lives, which range from 3 to 85 years.  Composite depreciation rates for water utility plant were 2.18%, 2.25% and 2.24% for 2010, 2009 and 2008, respectively.  In a rate order issued by the DEPSC, the Company was directed effective January 1, 1998 to begin using revised depreciation rates for utility plant.  In rate orders issued by the DEPSC, Artesian Water was directed, effective May 28, 1991 and August 25, 1992, to offset depreciation recorded on utility plant by depreciation on utility property funded by Contributions in Aid of Construction, or CIAC, and Advances for Construction, or Advances, respectively.  This reduction in depreciation expense is also applied to outstanding CIAC and Advances.  Other deferred assets are amortized using the straight-line method over applicable lives, which range from 2 to 40 years.

Regulatory Assets

FASB ASC Topic 980 stipulates generally accepted accounting principles for companies whose rates are established or subject to approvals by a third-party regulatory agency.  Certain expenses are recoverable through rates charged to our customers, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the Delaware Public Service Commission, or DEPSC, the MDPSC and the PAPUC.  Depreciation and salary study expenses are amortized on a straight-line basis over a period of five years, while all other expenses related to rate proceedings and applications to increase rates are amortized on a straight-line basis over a period of two years.  The postretirement benefit obligation, which is being amortized over twenty years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments.  The amount recognized in the consolidated financial statements is determined on an actuarial basis, which uses assumptions about inflation, mortality, medical trend rates and discount rates.  The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customers reverse.  Goodwill is entirely associated with the acquisition of Mountain Hill in August 2008 and is currently being amortized on a straight-line basis over a period of fifty years.  The purchase price of Mountain Hill included reimbursement of all carrying costs through the date of acquisition, which resulted in the recognition of goodwill.  Deferred acquisition costs are the result of due diligence costs related to the proposed purchase agreements for water and wastewater facilities in Cecil County, Maryland and the November 2010 purchase of the Port Deposit, Maryland water assets.  Amortization of these deferred acquisition costs begin once the acquired assets are placed into service.

Regulatory assets at December 31, net of amortization, comprise:

In thousands	2010	2009

Postretirement benefit obligation	$637	$849
Deferred income taxes recoverable in future rates	521	536
Goodwill	355	363
Deferred acquisition costs	1,009	542
Expense of rate and regulatory proceedings	88	228
	$2,610	$2,518

Impairment or Disposal of Long-Lived Assets

Our long-lived assets consist primarily of utility plant in service and regulatory assets.  A review of our long-lived assets is performed in accordance with the requirements of FASB ASC Topic 360.  In addition, the regulatory assets are reviewed for the continued application of FASB ASC Topic 360.  The review determines whether there have been changes in circumstances or events that have occurred requiring adjustments to the carrying value of these assets.  FASB ASC Topic 360 stipulates that adjustments to the carrying value of these assets would be made in instances where the inclusion in the rate-making process is unlikely.

Other Deferred Assets

Debt issuance costs are amortized over the term of the related debt, which range from 10 to 30 years.  The investment in Co-Bank, which is a cooperative bank, is related to certain outstanding First Mortgage Bonds and is a required investment in the bank based on the underlying long term debt agreements.  A large portion of other deferred assets, approximately $0.4 million, is in relation to the Mountain Hill acquisition.

Other deferred assets at December 31, net of amortization, comprise:

In thousands	2010	2009

Debt issuance cost	$2,300	$2,356
Investment in Co-Bank	2,067	1,840
Other	656	798
	$5,023	$4,994

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

Income Taxes

Deferred income taxes are provided in accordance with FASB ASC Topic 740 on all differences between the tax basis of assets and liabilities and the amounts at which they are carried in the consolidated financial statements based on the enacted tax rates expected to be in effect when such temporary differences are expected to reverse.  Under FASB ASC Topic 740, the Company analyzed its various tax positions and determined that no further entry, recognition or derecognition was required.  The Company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.

The Tax Reform Act of 1986 mandated that Advances and CIAC received subsequent to December 31, 1986, generally are taxable income.  The 1996 Tax Act provided an exclusion from taxable income for CIAC and Advances received after June 12, 1996 by our utilities except for certain contributions for large services that are not included in rate base for rate-making purposes.

Investment tax credits were deferred through 1986 and are recognized as a reduction of deferred income tax expense over the estimated economic useful lives of the related assets.

Stock Compensation Plans

On May 25, 2005, the Company’s stockholders approved a new Equity Compensation Plan, which authorizes up to 500,000 shares of Class A Non-Voting Common Stock, or Class A Stock, for issuance, referred to as the 2005 Equity Compensation Plan, or the Plan.  Since May 25, 2005, no additional grants have been made under the Company’s other stock-based compensation plans that were previously available.  The Company accounts for stock options issued after January 1, 2006 under FASB ASC Topic 718.  Compensation costs in the amount of $111,000, $98,000 and $127,000 for awards and options granted in 2010, 2009 and 2008 respectively, were determined based on the fair value at the grant dates and those costs are being charged to income over the service period associated with the grants.  Of the $127,000 in 2008, $8,000 was associated with stock awards, $5,000 was associated cash payments for taxes, and $114,000 was the amount amortized for stock options awarded in 2008 and 2007. The $98,000 in 2009 was the amount amortized for stock options awarded in 2009 and 2008.  The $111,000 in 2010 was the amount amortized for stock options awarded in 2010 and 2009.

There was no stock compensation cost capitalized as part of an asset.

The fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants issued in 2010, 2009 and 2008 under the 2005 Equity Compensation Plan (See Note 8 “Stock Compensation Plans”).
	2010		2009		2008
Dividend Yield	4.2%		4.5%		3.6%
Expected Volatility	.27		.26		.25
Risk Free Interest Rate	3.38%		2.81%		3.45%
Expected Term	8.97	years	7.06	years	6.93	years

The expected dividend yield was based on a 12 month rolling average of the Company’s current dividend yield.  The expected volatility is the standard deviation of the change in the natural logarithm of the stock price (expressed as an annual rate) for the expected term shown above.  The expected term was based on historic exercise patterns for similar grants.  The risk free interest rate is the 7-year Treasury Constant Maturity rate as of the date of the grants for 2008 and  2007 and the 10-year Treasury Constant Maturity rate as of the date of the 2010 grants.

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

Other operating revenue includes wastewater service revenue derived from monthly fixed fees billed to customers, and which is recorded when billed.  Service line protection plan revenues are recognized on an accrual basis effective January 1, 2009, as compared to 2008, in which they were billed quarterly and the revenue recognized when billed.  This accounting policy change did not have a material effect on the consolidated financial statements.

Accounts Receivable

Accounts receivable are recorded at the invoiced amounts.  The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in our existing accounts receivable.  The Company reviews the allowance for doubtful accounts on a quarterly basis.  Account balances are written off against the allowance when it is probable the receivable will not be recovered.  The allowance for doubtful accounts was $0.2 million at December 31, 2010 and $0.1 million at December 31, 2009.  The corresponding expense for the year ended December 31, 2010 and 2009 was $0.4 million and $0.3 million, respectively.  The following table summarizes the changes in the Company’s accounts receivable balance:

	December 31,
In thousands	2010	2009	2008

Customer accounts receivable – water	$3,161	$3,039	$2,637
Other	2,163	2,608	1,693
	5,324	5,647	4,330
Less allowance for doubtful accounts	230	142	106
Net accounts receivable	$5,094	$5,505	$4,224

The activities in the allowance for doubtful accounts are as follows:

	December 31,
In thousands	2010	2009	2008

Beginning balance	$142	$106	$283
Allowance adjustments	370	291	221
Recoveries	78	74	35
Write off of uncollectible accounts	(360)	(329)	(433)
Ending balance	$230	$142	$106

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

Long-term Financial Liabilities

The fair value of Artesian Resources' long-term debt as of December 31, 2010 and December 31, 2009, determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities as guided under FASB ASC 825 are shown as below:

In thousands	December 31,
	2010	2009
Carrying amount	$105,061	$106,025
Estimated fair value	111,679	103,650

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

As of December 31, 2010, Artesian Resources has federal net operating loss carry-forwards aggregating approximately $5.7 million, which will expire if unused by 2028.  As of December 31, 2010, Artesian Resources has separate company state net operating loss carry-forwards aggregating approximately $13.7 million.  These net operating loss carry-forwards will expire if unused between 2020 and 2030.  Artesian Resources has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of the state net operating loss carry-forwards.  Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets.  The valuation allowance increased from approximately $37,000 in 2009 to approximately $45,000 in 2010.

At December 31, 2010, for federal income tax purposes, there were alternative minimum tax credit carry-forwards aggregating $3.8 million resulting from the payment of alternative minimum tax in current and prior years.  These alternative minimum tax credit carry-forwards may be carried forward indefinitely to offset future regular federal income taxes.

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  As a result of our review of our tax positions, we determined that we had no material uncertain tax positions.  The Company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.  There were no such interest and penalty charges for the period ended December 31, 2010 or December 31, 2009.  The Company remains subject to examination by state authorities for tax years 2007 through 2010 and by federal authorities for the tax years 2009 and 2010.  During the second quarter of 2010, the Internal Revenue Service, or IRS, conducted an examination of the Company’s federal income tax returns for 2007 and 2008.  The IRS has proposed no changes to the 2007 consolidated corporate income tax return.  The IRS made changes to the tax depreciation expense, which is related to the bonus depreciation calculation, on the 2008 consolidated corporate income tax return in the amount of approximately $1.9 million.  This change does not constitute a disallowance of a deduction, but only a deferral of such deduction.  The depreciation expense will be taken in subsequent years over the remaining tax lives of the applicable assets.  This adjustment reduces the Net Operating Loss generated in 2008 by the same amount.  The Company agrees with this change.

Components of Income Tax Expense
In thousands	For the Year Ended December 31,
State income taxes	2010	2009	2008
Current	$127	$64		$74
Deferred	984	996		887
Total state income tax expense	$1,111	$1,060		$961

	For the Year Ended December 31,
Federal income taxes	2010	2009		2008
Current	$823	$52	$	---
Deferred	3,148	3,748		3,466
Total federal income tax expense	$3,971	$3,800		$3,466

Reconciliation of effective tax rate:
	For the Year Ended December 31,
In thousands	2010	2010	2009	2009	2008	2008
	Amount	Percent	Amount	Percent	Amount	Percent
Reconciliation of effective tax rate
Income before federal and state income taxes	$12,702%	100.0	$12,153%	100.0	$10,899%	100.0

Amount computed at statutory rate	4,319	34.0	4,132	34.0	3,706	34.0
Reconciling items
State income tax-net of federal tax benefit	726	5.7	683	5.6	678	6.2
Other	37	0.3	45	0.4	43	0.4
Total income tax expense and effective rate	$5,082%	40.0	$4,860%	40.0	$4,427%	40.6

Deferred income taxes at December 31, 2010, 2009, and 2008 were comprised of the following:

	For the Year Ended December 31,
In thousands	2010	2009	2008

Deferred tax assets related to:
Federal alternative minimum tax credit carry-forwards	$3,775	$2,547	$2,495
Federal and state operating loss carry-forwards	2,521	4,899	5,330
Bad debt allowance	132	97	83
Valuation allowance	(45)	(37)	(71)
Stock options	---	---	---
Other	196	214	242
Total deferred tax assets	$6,579	$7,720	$8,079

Deferred tax liabilities related to:
Property plant and equipment basis differences	$(43,767)	$(41,410)	$(37,151)
Expenses of rate proceedings	(18)	(91)	(149)
Property taxes	(470)	(486)	(445)
Other	(341)	(249)	(220)
Total deferred tax liabilities	$(44,596)	$(42,236)	$(37,965)

Net deferred tax liability	$(38,017)	$(34,516)	$(29,886)

Deferred taxes, which are classified into a net current and non-current balance, are presented in the balance sheet as follows:

Current deferred tax liability	$(459)	$(439)	$(363)
Non-current deferred tax liability	(37,558)	(34,077)	(29,523)
Net deferred tax liability	$(38,017)	$(34,516)	$(29,886)

Schedule of Valuation Allowance
		Additions
	Balance at Beginning Of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
In thousands

Classification
For the Year Ended December 31, 2010 Valuation allowance for deferred tax assets	$37	$8	---	$45
For the Year Ended December 31, 2009 Valuation allowance for deferred tax assets	$71	---	$34	$37
For the Year Ended December 31, 2008 Valuation allowance for deferred tax assets	$88	---	$17	$71

NOTE 4

PREFERRED STOCK

As of December 31, 2010 and 2009, Artesian Resources had no preferred stock outstanding.  The Company has 100,000 shares of $1.00 par value Series Preferred stock authorized but unissued.

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

Under Artesian Resources' dividend reinvestment plan, which allows for reinvestment of cash dividends and optional cash payments, stockholders were issued 18,082, 19,277 and 18,209 shares at fair market value for the investment of $328,000, $308,000, and $317,000 of their monies in the years 2010, 2009, and 2008, respectively.

NOTE 6

DEBT

At December 31, 2010, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of December 31, 2010, there was $13.9 million of available funds under this line of credit.  The interest rate for borrowings under this line is based on the London Interbank Offered Rate, or LIBOR.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of January 18, 2012 or any date on which Citizens demands payment.

At December 31, 2010, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of December 31, 2010, there was $17.0 million of available funds under this line of credit.  The interest rate for borrowings under this line is LIBOR plus 1.50%.  The term of this line of credit expires on January 17, 2012.

Pursuant to the Termination Agreement between Artesian Resources and Darin A. Lockwood signed on August 6, 2010, Artesian Resources purchased the 75-acre parcel of land, previously purchased by Darin A. Lockwood on July 1, 2008, for the operation of the wastewater facility known as the Northern Sussex Regional Water Recharge Complex.  The Company purchased the land (with a carrying value of $5.2 million) and all engineering and design work (with a carrying value of $2.7 million) by paying off the $7.9 million remaining balance of the NSRWRC’s construction loan with a financial institution secured by the 75-acre parcel that was previously guaranteed by the Company.  There is no other security pledged for the 75-acre parcel of land.

On August 1, 2008, Artesian Water Maryland executed a promissory note in the amount of approximately $2.3 million to Sunrise Holdings, L.P., or Sunrise, in connection with the Mountain Hill acquisition, that bears interest at a variable interest rate of LIBOR plus 1.50%.  The note is payable in four equal annual installments, commencing on the first anniversary of the closing date.  Two annual installment payments were made in the amount of $0.6 million each.  The remaining principal balance due on this note, as of December 31, 2010, is $1.2 million.  The note is secured by a first lien security interest in all of Mountain Hill’s assets in favor of Sunrise and is guaranteed by Artesian Resources.

Long-term debt consists of:

	December 31,
In thousands	2010	2009
First mortgage bonds

Series O, 8.17%, due December 29, 2020	$20,000	$20,000
Series P, 6.58%, due January 31, 2018	25,000	25,000
Series Q, 4.75%, due December 1, 2043	15,400	15,400
Series R, 5.96%, due December 31, 2028	25,000	25,000
Series S, 6.73%, due December 31, 2033	13,800	14,400
	99,200	99,800

State revolving fund loans

4.48%, due August 1, 2021	2,827	3,022
3.57%, due September 1, 2023	1,076	1,140
3.64%, due May 1, 2025	1,761	1,852
3.41%, due February 1, 2031	581	---
	6,245	6,014

Notes Payable
Promissory Note, variable interest, due August 1, 2012	1,161	1,741
	1,161	1,741

Sub-total	106,606	107,555

Less: current maturities (principal amount)	1,545	1,530

Total long-term debt	$105,061	$106,025

Payments of principal amounts due during the next five years and thereafter:

In thousands	2011	2012	2013	2014	2015	Thereafter
First Mortgage bonds	$600	$600	$600	$600	$600	$96,200
State revolving fund loans	365	411	417	434	452	4,166
Notes Payable	580	581	---	---	---	---
Total payments	$1,545	$1,592	$1,017	$1,034	$1,052	$100,366

NOTE 7

NON-UTILITY OPERATING REVENUE AND EXPENSES

Non-utility operating revenue consisted of $3.0 million, $3.0 million, and $2.9 million recognized by Artesian Utility in 2010, 2009 and 2008, respectively.  In addition, $1.7 million, $1.3 million and $796,000 was from Artesian Resources’ water and sewer Service Line Protection Plans in 2010, 2009 and 2008, respectively.  The Service Line Protection Plans provide coverage for all material and labor required to repair or replace participants’ leaking water and leaking or clogged sewer service lines up to an annual limit.  An additional $539,000, $496,000 and $332,000 in revenue was recognized in 2010, 2009 and 2008, respectively, from Artesian Consulting Engineers, which was acquired in June 2008, for design and engineering services to developers for residential and commercial development.

Non-utility operating expenses are as follows:

In thousands	2010	2009	2008

Artesian Utility	$2,311	$2,308	$1,934
Artesian Development	24	---	---
Artesian Resources	847	660	562
Artesian Consulting Engineers	598	435	221
Total	$3,780	$3,403	$2,717

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

The following summary reflects changes in the shares of Class A Stock under option:

	2010 Shares	2010 Weighted Average Exercise Price	2009 Shares	2009 Weighted Average Exercise Price	2008 Shares	2008 Weighted Average Exercise Price
Plan options
Outstanding at beginning of year	497,889	$15.91	530,921	$15.14	574,696	$14.62
Granted	33,750	18.61	33,750	15.26	33,750	18.43
Exercised	(90,839)	10.75	(65,132)	9.48	(59,525)	10.46
Expired	---	---	(1,650)	9.33	(18,000)	20.23
Outstanding at end of year	440,800	$17.18	497,889	$15.91	530,921	$15.14

Options exercisable at year end	407,050	$17.06	464,139	$15.95	497,171	$14.92

The fair value per share of options granted during 2010, 2009, and 2008 were $3.73, $2.56 and $3.60 respectively, as estimated using the Black-Scholes Merton option pricing model.  The total intrinsic value of options exercised during 2010, 2009 and 2008 were $700,000, $427,000 and $432,300, respectively.  There were no fully vested shares granted during 2010.  During 2010, we received $977,000 in cash from the exercise of options, with a $484,000 tax benefit realized during the period.

The following tables summarize information about employee and director stock options outstanding at December 31, 2010:

Options Outstanding
Range of Exercise Price	Shares Outstanding at December 31, 2010	Weighted Average Remaining Life	Weighted Average Exercise Price	Range of Exercise Price
$10.85 - $18.43	240,550	4.00 Years	$15.09	$10.85 - $18.43
$18.61 - $21.11	200,250	5.95 Years	$19.69	$18.61 - $21.11

Options Exercisable
Range of Exercise Price	Shares Exercisable at December 31, 2010	Weighted Average Remaining Life	Weighted Average Exercise Price	Range of Exercise Price
$10.85 - $18.43	240,550	4.00 Years	$15.09	$10.85 - $18.43
$18.61 - $21.11	166,500	5.26 Years	$19.91	$18.61 - $21.11

As of December 31, 2010, there was $47,400 of total unrecognized expense related to non-vested option shares granted under the Plan.  The cost will be recognized over the remaining 0.4 years vesting period of the unvested options.

NOTE 9

EMPLOYEE BENEFIT PLANS

401(k) Plan

Artesian Resources has a defined contribution 401(k) Salary Deduction Plan, or the “401(k) Plan,” which covers substantially all employees.  Under the terms of the 401(k) Plan, Artesian Resources contributed 2% of eligible salaries and wages and matches employee contributions up to 6% of gross pay at a rate of 50%.  Artesian Resources may, at its option, make additional contributions of up to 3% of eligible salaries and wages.  No such additional contributions were made in 2010, 2009 and 2008.  The 401(k) Plan expenses, which include Company contributions and administrative fees, for the years 2010, 2009 and 2008, were approximately $681,000, $618,000, and $617,000, respectively.

Supplemental Pension Plan

Effective October 1, 1994, Artesian Water established a Supplemental Pension Plan, or the “Supplemental Plan,” to provide additional retirement benefits to full-time employees hired prior to April 26, 1994.  The Supplemental Plan is a defined contribution plan that enables employees to save for future retiree medical costs, which will be paid by employees.  The Supplemental Plan accomplishes this objective by providing additional cash resources to employees upon a termination of employment or retirement, to meet the cost of future medical expenses.  Artesian Water has established a contribution based upon each employee's years of service ranging from 2% to 6% of eligible salaries and wages.  Artesian Water also provides additional benefits to individuals who were over age 50 as of January 1, 1994.  These individuals are referred to as the "Transition Group."  Effective November 1, 1994, individuals eligible for the Transition Group had the opportunity to defer compensation to the Supplemental Plan, and to receive a transition matching contribution for 5 years.  Each one-dollar of eligible salaries and wages deferred by the Transition Group was matched with three, four, or five dollars by Artesian Water based on the employee's years of service subject to certain limitations under the federal tax rules.  Plan expenses, which include Company contributions and administrative fees, for the years 2010, 2009 and 2008, were approximately $263,000, $268,000, and $276,000, respectively.

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

Artesian Water recognized an offsetting regulatory asset with respect to its post retirement liability.  This asset is recorded based on the DEPSC order, which permits Artesian Water to continue recovery of postretirement health care and life insurance expense on a pay-as-you-go basis for the remaining eligible employees.  Artesian Water expects its post retirement obligation and related expense recovery to cover a period of approximately 20 years (based on the age and life expectancy of the remaining eligible participants).  Further, expenses recovery as a percentage of rates is expected to remain generally constant over the initial years, and then decline until the obligation is liquidated.  The amounts recognized in consolidated financial statements are determined based on an actuarial basis, which uses assumptions about inflation, mortality, medical trend rates and discount rates.  A change in these assumptions could cause actual results to differ from those reported.  Amounts charged to expense were $115,000, $114,000, and $106,000 for 2010, 2009 and 2008, respectively.

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

Benefit Obligations and Funded Status
In thousands	Year Ending
	December 31
	2010	2009
Change in Accumulated Postretirement Benefit Obligation
Accumulated Postretirement Benefit Obligation at the Beginning of the Year	$785	$801
Service Cost	---	---
Interest Cost	44	45
Actuarial (Gain) or Loss	(40)	53
Benefits Paid	(115)	(118)
Plan Participant's Contributions	4	4
Accumulated Postretirement Benefit Obligation at the End of the Year	678	785
Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	---	---
Benefits Paid	(115)	(118)
Employer Contributions	111	114
Plan Participant's Contributions	4	4
Fair Value of Assets at the End of the Year	---	---
Net Amount Recognized
Funded Status	(678)	(785)
Unrecognized Transition Obligation Asset	26	34
Unrecognized Net Gain or Loss	15	(98)
Net Amount Recognized:	(637)	(849)
Amounts Recognized in the Statement of Financial Position
Accrued Benefit Liability-Current	(112)	(112)
Accrued Benefit Liability-Noncurrent	(525)	(737)
Net Amount Recognized	$(637)	$(849)
Weighted Average Assumptions at the End of the Year
Discount Rate	5.50%	6.00%
Assumed Health Care Cost Trend Rates
Health Care Cost Trend Rate Assumed for Next Year	7.00%	10.00%
Ultimate Rate	4.50%	5.00%
Year that the Ultimate Rate is Reached	2014	2015

Net Periodic Benefit Cost
	Year Ending
	December 31
In thousands	2010	2009	2008

Interest Cost	$44	$45	$53
Amortization of Net (Gain) or Loss	(4)	(15)	---
Amortization of Transition Obligation/(Asset)	9	9	9
Total Net Periodic Benefit Cost	$49	$39	$62
Weighted Average Assumptions
Discount Rate	6.00%	6.00%	6.00%
Assumed Health Care Cost Trend Rates
Health Care Cost Trend Rate Assumed for Current Year	10.00%	11.00%	11.00%
Ultimate Rate	5.00%	5.00%	5.00%
Year that the Ultimate Rate is Reached	2015	2015	2015

Impact of One-Percentage-Point Change in Assumed Health Care Cost Trend Rates
	Increase	Decrease
Effect on Service Cost & Interest Cost	$2	$(2)
Effect on Postretirement Benefit Obligation	$26	$(24)

Contributions
Artesian Water expects to contribute $104,000 to its postretirement benefit plan in 2011.
The following table represents the approximate annual benefits expected to be paid for the years ended December 31:

In thousands	Other Benefits

2011	$104
2012	100
2013	94
2014	87
2015	79
2016 through 2020	277
$741

NOTE 10

COMMITMENTS AND CONTINGENCIES

Leases

In October 1997, Artesian Water entered into a 33-year operating lease for a parcel of land with improvements located in South Bethany, a municipality in Sussex County, Delaware.  The annual lease payments increase each year by the most recent increase in the Consumer Price Index for Urban Workers, CPI-U, as published by the U.S. Department of Labor, Bureau of Labor Statistics.  Rental payments for 2010, 2009 and 2008 were $12,700, $12,600, and $12,600, respectively.  The future minimum rental payment as disclosed in the following table is calculated using CPI-U as of October 31, 2010.

During 2003, Artesian Resources entered into a 40-year easement agreement to acquire an easement to access, operate, maintain, repair, improve, replace and connect Artesian’s water system to a well, including a parcel of land around the well.  Easement payments for 2010, 2009 and 2008 were $30,000, $29,000 and $29,000, respectively.

In October 2006, Artesian Water entered into a 3-year contract for office space located in Sussex County, Delaware.  In October 2009 the contract term was extended for an additional year and therefore ended in October 2010.  Rent payments for 2010, 2009 and 2008 were $40,000, $48,000 and $46,000, respectively.

Artesian Wastewater entered into a perpetual agreement for the use of approximately 460 acres of land in Sussex County, Delaware for wastewater disposal.  Beginning January 2007, Artesian Wastewater is required to pay a minimum of $40,000 per year for the use of this land.  Once disposal operations begin, the monthly fee will be contingent on the average number of gallons of wastewater disposed on the properties.  Payments for 2010, 2009 and 2008 were $40,000 each year.  The agreement can be terminated by giving 180-day notice prior to the termination date.

During September 2007, Artesian Water entered into a 3-year contract for office space located in New Castle County, Delaware.  The contract ended in August 2010.  This location was used as general office space while the Artesian Water main office space was being renovated.  Rent payments during 2010, 2009 and 2008 were $53,000, $79,000 and $77,000, respectively.

Future minimum annual rental payments related to operating leases for the years subsequent to 2010 are as follows:

In thousands
2011	$64
2012	46
2013	46
2014	48
2015	48
2016 through 2043	1,638
$1,890

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

The Chester Water Authority sent us a notice on March 16, 2009 of a rate increase, effective July 1, 2009.  We received a second notice of a rate increase on March 16, 2010, effective July 1, 2010.  The minimum annual purchase commitments for all interconnection agreements for 2011 through 2015 and the aggregate total for the years 2016 through 2021, calculated at the noticed rates, are as follows:

In thousands
2011	$3,770
2012	3,779
2013	3,770
2014	3,769
2015	3,770
2016 through 2021	22,638
$41,496

Expenses for purchased water were $3.6 million, $3.3 million, and $3.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Other Commitments

In 2005, Artesian Water entered into a 6-year agreement with Utility Service Co., Inc. to clean and paint tanks from 2006 to 2011 for $1.9 million.  The tank painting expense for 2010, 2009 and 2008 was $364,000, $358,000, and $425,000.  The expenditure committed for the year 2011 is $312,000.

Budgeted mandatory utility plant expenditures, due to planned governmental highway projects, which require the relocation of Artesian Water's water service mains, expected to be incurred in 2011 through 2015 are as follows:

In thousands
2011	$1,800
2012	2,005
2013	455
2014	455
2015	3,915
$8,630

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

Pursuant to the Termination Agreement, Artesian Wastewater purchased the 75-acre parcel of land, purchased by Lockwood on July 1, 2008, for the operation of the wastewater facility known as the Northern Sussex Regional Water Recharge Complex and entered into a Water and Wastewater Easement Agreement that provides Artesian Wastewater right of way to a portion of land adjacent to the 75-acre parcel of land.  The Company purchased the land (with a carrying value of $5.2 million) and all engineering and design work (with a carrying value of $2.7 million) by paying off the $7.9 million remaining balance of the NSRWRC’s construction loan with a financial institution secured by the 75-acre parcel that was previously guaranteed by the Company.  There is no other security pledged for the 75-acre parcel of land.  No gain was recognized as a result of the Termination Agreement since the assets were purchased at their carrying cost on NSRWRC’s balance sheet and the loan concurrently repaid equaled the carrying value of the assets at the date of the Termination Agreement.

As a result of the Termination Agreement, effective August 6, 2010, NSRWRC was deconsolidated from the Company’s consolidated financial statements.  The Company is no longer the primary beneficiary of NSRWRC and NSRWRC no longer constitutes a VIE, as defined by FASB ASC Topic 810.  See Note 1 – Summary of Significant Accounting Policies, Basis of Presentation.  The deconsolidation of NSRWRC resulted in the reclassification of the facility from non-utility property to utility plant on our Condensed Consolidated Balance Sheet.  Also, as a result of the Termination Agreement, the Company recognized approximately five months worth of interest expense related to higher short term borrowings in Artesian Wastewater that previously had been capitalized.

NOTE 12

RELATED PARTY TRANSACTIONS

Prior to the signing of the Termination Agreement on August 6, 2010 discussed in Note 11 - Northern Sussex Regional Water Recycling Complex, LLC, the Company entered into transactions in the normal course of business with related parties.  The owner of NSRWRC was the sole owner of Meridian Architects and Engineers, LLC, or Meridian Architects, Meridian Enterprises, LLC, or Meridian Enterprises, and Meridian Consulting, LLC, or Meridian Consulting.  The Company did not use Meridian Architects, Meridian Enterprises or Meridian Consulting for consulting services during the year ended December 31, 2010.  For the year ended December 31, 2009, approximately $100,000 was paid to Meridian Architects, approximately $100,000 was paid to Meridian Enterprises and approximately $31,000 was paid to Meridian Consulting in connection with various consulting services.  Approximately $15,000 and $60,000 were paid to Meridian Enterprises for the years ended December 31, 2010 and December 31, 2009, respectively, for office space rental.  Pursuant to the Termination Agreement, the net settlement payment to Lockwood included a deduction of approximately $405,000 for accounts receivables balances owed to the Company.  As of December 31, 2010, the Company had an accounts receivable balance for engineering services due from Triple D Double S, LLC of approximately $1,000, which was owned by the owner of NSRWRC.  As of December 31, 2009, the Company had accounts receivable balances for engineering services due from the following entities, all of which were owned by the owner of NSRWRC:  Meridian Architects of approximately $58,000, Landlock, LLC of approximately $228,000, Triple D Double S, LLC of approximately $70,000 and Peninsula Square, LLC of approximately $32,000.  In addition, for the year ended December 31, 2010, related party revenue for engineering services is as follows:  Triple D Double S, LLC of approximately $4,000.  For the year ended December 31, 2009, related party revenue for engineering services is as follows:  Meridian Architects of approximately $10,000, Landlock, LLC of approximately $119,000, Triple D Double S, LLC of approximately $40,000 and Peninsula Square, LLC of approximately $24,000.  All services were provided in the ordinary course of business at fees and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.

NOTE 13

GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Pennsylvania and Artesian Water Maryland provide water utility service to customers within their established service territory in all three counties of Delaware and in portions of Pennsylvania and Maryland, pursuant to rates filed with and approved by the DEPSC, the PAPUC and the MDPSC.  As of December 31, 2010, Artesian Water was serving 77,900 customers, Artesian Water Pennsylvania was serving 38 customers and Artesian Water Maryland was serving 500 customers.

Artesian Wastewater began providing wastewater services to a community in Sussex County, Delaware in July 2005.  The DEPSC approved the temporary rates for this community on July 15, 2005, and on January 24, 2006, approved the rates and tariff.  As of December 31, 2010, Artesian Wastewater was serving 885 customers, the majority of which is located in Sussex County, Delaware.

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

On December 29, 2010, Artesian Water Maryland filed an application with the MDPSC, to revise its rates and charges concerning the former Mountain Hill Water system.  Artesian Water Maryland requested authorization to implement proposed rates for water and wastewater services to meet a requested increase in revenue of approximately $65,000 on an annualized basis.  In addition to the increase in rates, Artesian Water Maryland is requesting a change to its rate structure, reducing the per thousand gallon charge while adding a monthly customer and fire protection charge. These charges are consistent wth other public water utilities.  If approved, these changes will result in a 34% increase for the average residential customer.

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

Other Proceedings

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC.  This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility’s overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period.  We did not have DSIC in effect during 2009.  During 2010, Artesian Water filed two applications with the DEPSC for approval to collect a 0.34% increase and 0.68% increase during the first and second half of the year, respectively.  These increases recover the costs of eligible revenue producing improvements made since the last rate increase in 2008, and were calculated to generate approximately $286,000 in revenue annually.  The DEPSC approved the DSIC effective January 1, 2010 and July 1, 2010, subject to audit at a later date.  For the year ended December 31, 2010, we earned approximately $288,000 in DSIC revenue.  In November 2010, we filed an application with the DEPSC for approval to increase the DSIC rate to 1.47% effective January 1, 2011, which will generate approximately $390,000 in revenue on an annual basis.

On April 10, 2006, the DEPSC made effective new rules under Regulation Docket 15 that govern the terms and conditions under which water utilities require advances or contributions from customers or developers.  These regulations require that developers pay for all water facilities within a new development, with such funding recorded as contributions in aid of construction by the water utility.  In addition, the utility is required to receive a contribution in aid of construction of $1,500 for each new residential connection to its system towards the cost of water supply, treatment and storage facilities.  These regulations further require developers to fully pay for facilities to serve satellite systems.  These required contributions are intended to place a greater burden upon new customers to pay for the cost of facilities required to serve them.  On February 12, 2010 and February 11, 2011, respectively, we filed the first and second of three required annual reports with the DEPSC, in order to demonstrate our compliance with Regulation Docket 15.

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

NOTE 15

NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.  The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Year
	Ended December 31,
	2010	2009	2008
	(in thousands)

Average common shares outstanding during the period for Basic computation	7,557	7,454	7,353
Dilutive effect of employee stock options	61	58	74
Average common shares outstanding during the period for Diluted computation	7,618	7,512	7,427

For the years ended December 31, 2010 and December 31, 2009, employee stock options to purchase 221,332 and 288,740 shares of common stock were excluded from the calculations of diluted net income per share, respectively, as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during this period.

The Company has 15,000,000 authorized shares of Class A Common Stock, or Class A Stock, and 1,040,000 shares of Class B Common Stock, or Class B Stock.  As of December 31, 2010, 6,755,654 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  As of December 31, 2009, 6,625,778 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  As of December 31, 2008, 6,519,382 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  The par value for both classes is $1.00 per share.  For the years ended December 31, 2010, December 31, 2009 and December 31, 2008, the Company issued 129,876, 106,396 and 100,801 shares of Class A Stock, respectively.

Equity per common share was $12.59, $12.23 and $11.94 at December 31, 2010, December 31, 2009 and December 31, 2008, respectively.  These amounts were computed by dividing common stockholders' equity by the weighted average number of shares of common stock outstanding on December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

NOTE 16

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table is derived from quarterly unaudited consolidated statements of operations for the years ended December 31, 2010 and 2009.  Quarterly basic and diluted per share amounts do not add to the full year total due to rounding.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
In thousands (except per share data)	2010	2009	2010	2009	2010	2009	2010	2009

Operating revenues	$14,983	$13,876	$16,003	$15,370	$17,963	$16,161	$15,936	$15,505
Operating income	$2,787	$2,828	$3,620	$3,676	$4,706	$3,851	$3,155	$3,291
Net income applicable to common stock	$1,646	$1,607	$1,798	$1,997	$2,897	$2,112	$1,279	$1,546

Income per common share
Basic	$0.22	$0.22	$0.24	$0.27	$0.38	$0.28	$0.17	$0.21
Diluted	$0.22	$0.22	$0.24	$0.27	$0.38	$0.28	$0.17	$0.20

NOTE 17

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued authoritative guidance which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance thus eliminating the diversity in practice.  This new guidance is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this guidance did not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued authoritative guidance requiring some new disclosures and clarifying some existing disclosure requirements about fair value measurement.  The objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  This new guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements for Level 3 fair value measurements.  In addition, this new guidance clarifies the requirements of existing disclosures.  For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early application is permitted.  The Company does not expect a material impact on the Company's consolidated financial statements due to the adoption of this guidance.

In February 2010, the FASB issued revised authoritative guidance removing the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued.  The FASB believes these amendments remove potential conflicts with the SEC’s literature.  In addition, the amendments in this guidance require an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date.  All of the amendments in this guidance were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors.  That amendment is effective for interim or annual periods ending after June 15, 2010.  The adoption of this guidance did not have a material impact on the consolidated financial statements.

In April 2010, the FASB issued an update that clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments in this update do not expand the recurring disclosures required.  Disclosures currently required are applicable to a share-based payment award, including the nature and terms of share-based payment arrangements.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings.  The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award.  The cumulative-effect adjustment should be presented separately.  Earlier application is permitted.  The Company does not expect a material impact on the Company's consolidated financial statements due to the adoption of this guidance.

In December 2010, the FASB issued updated guidance that modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  For public entities, the amendments in this guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted.  The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

In December 2010, the FASB issued updated guidance that affects any public entity as defined by ASC Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis.  The amendments in this guidance specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Artesian Resources Corporation
Newark, Delaware

We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artesian Resources Corporation at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Artesian Resources Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/BDO USA, LLP
Bethesda, Maryland
March 15, 2011

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

(b)  Management’s Annual Report on Internal Control Over Financial Reporting

The Management of Artesian Resources Corporation is responsible for establishing and maintaining adequate internal control over its financial reporting.  Artesian Resources Corporation’s internal control over financial reporting is a process designed under the supervision of the Corporation’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Artesian Resources Corporation’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework.”  Based on this assessment, Management determined that at December 31, 2010, the Corporation’s internal control over financial reporting was effective.

(c)  Attestation Report of the Registered Public Accounting Firm

The effectiveness of Artesian’s internal control over financial reporting as of December 31, 2010 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(d)  Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting, occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s  internal control over financial reporting.

Date: March 15, 2011

CHIEF EXECUTIVE OFFICER:	CHIEF FINANCIAL OFFICER:

/s/ DIAN C. TAYLOR	/s/ DAVID B. SPACHT
Dian C. Taylor	David B. Spacht

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

Board of Directors and Stockholders
Artesian Resources Corporation
Newark, Delaware

We have audited Artesian Resources Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Artesian Resources Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Artesian Resources Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Artesian Resources Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/BDO USA, LLP
Bethesda, Maryland
March 15, 2011

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Dian C. Taylor	65
Biography:  Director since 1991 - Chair of the Board since July 1993, and Chief Executive Officer and President of Artesian Resources Corporation and its subsidiaries since September 1992.  Ms. Taylor has been employed by the Company since August 1991.  She was formerly a consultant to the Small Business Development Center at the University of Delaware from February 1991 to August 1991 and Owner and President of Achievement Resources Inc. from 1977 to 1991.  Achievement Resources, Inc. specialized in strategic planning, marketing, entrepreneurial and human resources development consulting.  Ms. Taylor was a marketing director for SMI, Inc. from 1982 to 1985.  Ms. Taylor is the aunt of John R. Eisenbrey, Jr. and Nicholle R. Taylor.  She serves on the Executive and Strategic Planning, Budget and Finance Committees.

Qualifications:  Ms. Dian Taylor has 19 years of experience as Chief Executive Officer and President of the Company, during which the Company has continuously expanded its service area, extensive knowledge of the complex issues facing smaller companies and prior strategic planning expertise.  Ms. Taylor has served as President of the National Association of Water Companies, a trade organization of the investor-owned water utility industry.  Ms. Taylor also has served on the Delaware Economic and Financial Advisory Council, on the Board of Directors of the Delaware State Chamber of Commerce, the Committee of 100 and the Delaware Council on Economic Education, and as a Trustee of the Delaware Grand Opera, among other business and community organizations.  The Board views Ms. Taylor’s experience with various aspects of the utility industry and her demonstrated leadership roles in business and community activities as important qualifications, skills and experiences for the Board of Directors’ conclusion that Ms. Taylor should serve as a director of the Company.

Kenneth R. Biederman	67
Biography:  Director since 1991 - Professor of Finance at the Lerner College of Business and Economics of the University of Delaware, since May 1996.  Interim Dean of the College of Business and Economics of the University of Delaware from February 1999 to June 2000.  Dean of the College of Business and Economics of the University of Delaware from 1990 to 1996.  Former Director of the Mid-Atlantic Farm Credit Association from 2006 to 2010.  Director of Chase Manhattan Bank USA from 1993 to 1996.  Formerly a financial and banking consultant from 1989 to 1990 and President of Gibraltar Bank from 1987 to 1989.  Previously Chief Executive Officer and Chairman of the Board of West Chester Savings Bank; Economist and former Treasurer of the State of New Jersey and Staff Economist for the United States Senate Budget Committee.  He serves on the Executive; Audit; Strategic Planning, Budget and Finance; Governance and Nominating; and Compensation Committees.

Qualifications:  Mr. Biederman’s experience as a former State Treasurer of New Jersey and the former Dean of the College of Business and Economics at the University of Delaware gives him a substantial amount of business, economic and financial reporting knowledge.  The Board of Directors has determined that Mr. Biederman’s knowledge of economic principles and experience in treasury and financial reporting matters provide for valuable insight and input and serve as important qualifications and skills in his service as a director.

John R. Eisenbrey, Jr.	55
Biography:  Director since 1993 – Small Business Executive.  For more than 25 years, Owner and President of Bear Industries, Inc., a successful privately held contracting firm providing building fire sprinkler protection installations for businesses throughout the Delmarva Peninsula.  Mr. Eisenbrey is also co-owner and President of Peninsula Masonry Inc.   Mr. Eisenbrey is the nephew of Dian C. Taylor and the cousin of Nicholle R. Taylor.  He serves on the Audit; Governance and Nominating; and Compensation Committees.

Qualifications:  The Board of Directors has determined that Mr. Eisenbrey’s hands-on experience as a business owner in one of our primary geographic regions qualifies him to be a member of the Board.  For more than 25 years, Mr. Eisenbrey has been the Owner and President of a successful privately held contracting firm providing fire sprinkler protection installations for businesses throughout the Delmarva Peninsula.  Mr. Eisenbrey’s operating business background provides hands-on experience with operational, technical and regulatory matters also applicable to our water business.

Nicholle R. Taylor	43
Biography:  Director since 2007 - Vice President of Artesian Resources Corporation and its subsidiaries since May 2004.  Ms. Taylor has been employed by the Company since 1991 and has held various management level and operational positions within the Company.  She serves on the Strategic Planning, Budget and Finance Committee. Ms. Taylor is the niece of Dian C. Taylor and the cousin of John R. Eisenbrey, Jr.

Qualifications:  Ms. Nicholle Taylor has twenty years of experience with the Company in a variety of field, office and managerial positions.  The Board of Directors has determined that the range of her experience across various company functions gives her a clear perception of how the Company operates, thus enhancing the Board’s ability to know the Company’s current capabilities and limitations, and qualifies her to serve as a director.  Ms. Taylor has also served on the Board of Directors of the National Association of Water Companies, a trade organization of the investor-owned water utility industry.  Ms. Taylor currently serves on the Board of Directors of the Committee of 100.

William C. Wyer	64
Biography:  Director since 1991 - Business Consultant with Wyer Group, Inc. since September 2005.  Previously, Mr. Wyer served as Managing Director of Wilmington Renaissance Corporation (formerly Wilmington 2000) from January 1998 to August 2005.  Wilmington Renaissance Corporation was a private organization seeking to revitalize the City of Wilmington, Delaware.  Mr. Wyer served as a Director and member of the Audit Committee of GMAC Bank and its’ successor National Motors Bank, FBS since August 2001 through 2008.  President of All Nation Life Insurance and Senior Vice President of Blue Cross/Blue Shield of Delaware from September 1995 to January 1998.  Managing Director of Wilmington 2000 from May 1993 to September 1995.  Formerly President of Wyer Group, Inc. from 1991 to 1993 and Commerce Enterprise Group from 1989 to 1991, both of which are management-consulting firms specializing in operations reviews designed to increase productivity, cut overhead and increase competitiveness, and President of the Delaware State Chamber of Commerce from 1978 to 1989.  He serves on the Executive; Audit; Strategic Planning, Budget and Finance; Governance and Nominating; and Compensation Committees.

Qualifications:  Mr. Wyer has extensive management experience with both local and national organizations that facilitates the Company’s growth from a local to a regional provider of water and wastewater services.  Mr. Wyer’s extensive experience in economic development efforts and as President of the Delaware Chamber of Commerce and his associated skills in public, media and governmental communications were determined by the Board of Directors to qualify him to serve as a director.

Joseph A. DiNunzio, CPA	48
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

Bruce P. Kraeuter, PE	61
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

Jennifer L. Finch, CPA	42
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

John J. Schreppler II, ESQ.	54
Vice President, Assistant Secretary and General Counsel of Artesian Resources Corporation and its subsidiaries since July 2000.  Prior to joining the Company, he practiced law in Wilmington, Delaware as John J. Schreppler, II P.A. from February 1999, and before that as a partner in The Bayard Firm from 1988 to 1999.

David B. Spacht	51
Chief Financial Officer and Treasurer of Artesian Resources Corporation and its subsidiaries since January 1995, except that he has not been Chief Financial Officer of the wholly owned subsidiary Artesian Consulting Engineers, Inc. since May 2009.  The Company has employed Mr. Spacht since 1980 and he has held various executive and management level positions within the Company.

John M. Thaeder	53
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

In accordance with the provisions of the Company's By-laws, the Board is divided into three classes.  Members of each class serve for three years and one class is elected each year to serve a term until his or her successor shall have been elected and qualified or until earlier resignation or removal.  John R. Eisenbrey, Jr. and Dian C. Taylor have been nominated for election to the Board of Directors at the shareholders Annual Meeting to be held May 17, 2011.

Dian C. Taylor, the Company’s Chief Executive Officer, also serves as Chair of the Board.  The Board, after considering the size of the Company and the composition of the Board (five members, three of which are independent), has determined that the combined structure is appropriate.  The Board has determined that having one person serving as Chair of the Board and Chief Executive Officer ensures a unified leadership of the Board and management and provides potential efficiency in the execution of the strategies and visions of the Board and management.  The Board believes that Ms. Taylor’s experience and operational knowledge of the business enables her to effectively perform both roles.  Given the limited number of Board members and the practice of open communication with the entire Board, the Company does not have a lead independent director.  The Board meets as often as needed and at least twice a year in executive session without any management or non-independent directors present.  The Board believes this is an appropriate structure for the Company which provides the appropriate independent oversight.  In addition, the Audit Committee and the Compensation Committee regularly consult with the Company’s General Counsel to review the various types of risk that affect the Company and to consult on strategies to anticipate such risks.  The Board believes this structure has been effective.  The Board meets with management on a monthly basis to review operational reports, financial updates, strategic development and other matters.  Monthly meetings help to promote and ensure open communication with the management team.  All Board members are engaged and remain actively involved in their oversight roles.  The Board is responsible for oversight of the Company’s risk management process.  The senior management team is responsible for identifying risks, managing risks and reporting and communicating risks back to the Board.

Director Compensation

In May 2010, Directors received an annual retainer fee of $16,000 paid in advance.  The chair of the Audit Committee received an annual retainer of $5,000.  The chairs of the remaining standing committees received an annual retainer of $3,000.  Each director received $2,000 for each Board meeting attended, $1,500 for each committee meeting attended on the day of a regular board meeting and $2,000 for each committee meeting attended on any other day.  Each director received $450 per diem for workshops.

In 2010, our Directors, other than Dian C. Taylor and Nicholle R. Taylor, whose fees as Director are included in the Summary Compensation Table, received the following compensation:

Director Compensation Table – 2010
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All other Compensation ($)(2)	Total ($)
Kenneth R. Biederman	77,900	25,151	---	103,051
John R. Eisenbrey, Jr.	68,400	25,151	---	93,551
William C. Wyer	78,900	25,151	19,387	123,438

(1)
On May 18, 2010, each Director received option grants of 6,750 shares of Class A Non-voting Common stock at exercise prices equal to the fair market value on the date of grant (last reported sale price on the date of grant) or $18.61.  All options are exercisable one year from the date of grant and with terms of ten years.  The grant date fair market value, computed in accordance with Financial Accounting Standard Board, Accounting Standards Codification Topic 718, or ASC718, based upon the assumptions made in the valuations as described in Note 1 of the 2010 Financial Statements, is reflected in the “Option Awards” column in the table above.  The aggregate number of option awards outstanding at December 31, 2010 for each Director is:

Option Shares Outstanding at December 31, 2010
Kenneth R. Biederman	65,250
John R. Eisenbrey, Jr.	65,250
William C. Wyer	65,250

(2)	$19,350 was paid for medical insurance premiums for Mr. Wyer and his spouse. In addition, Mr. Wyer receives a life insurance benefit from the Company.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2010, the members of our Compensation Committee were Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer.  None of our executive officers serves as a director or as a member of the compensation committee, or any other committee serving an equivalent function, of any entity that has one or more of its executive officers serving as members of our Compensation Committee or as a director of our Board.  No member of our Compensation Committee has ever been our employee.  Our independent directors are Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer.

Independence

In 2010, the Board of Directors determined that a majority of the Board of Directors met the independence requirements prescribed by the listing standards of the NASDAQ Global Select Market.

Audit Committee

The Audit Committee reviews the procedures and policies relating to the internal accounting procedures and controls of the Company, and provides general oversight with respect to the accounting principles employed in the Company’s financial reporting.  As part of its activities, the Audit Committee meets with representatives of the Company’s management and independent accountants.  The Audit Committee has considered the extent and scope of non-audit services provided to the Company by its outside accountants and has determined that such services are compatible with maintaining the independence of the outside accountants.  The Audit Committee appoints and retains the Company’s independent accountants.  The Audit Committee has a charter delineating its purpose and functions.  The Audit Committee consists of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer.  The Board of Directors has also determined that each member of the Audit Committee meets the independence requirements prescribed by the listing standards of the NASDAQ Global Select Market and the rules and regulations of the Securities and Exchange Commission.  The Board of Directors has further determined that Mr. Biederman, a member of the Audit Committee, is an "audit committee financial expert" as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.  During 2010, the Audit Committee met eight times.

Compensation Committee

The Compensation Committee reviews the compensation and benefits provided to key management employees, officers and directors and makes recommendations as appropriate to the Board.  The Committee also determines whether and what amounts should be granted under the Equity Compensation Plan and may make recommendations for amendments to the Plan.  The Compensation Committee has a charter delineating its purpose and functions.  The Compensation Committee is comprised of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer, three independent directors.  During 2010, the Compensation Committee met two times.

Consideration of Director Candidates

The Governance and Nominating Committee is comprised of three independent directors. As part of the formalized nominating procedures, the committee makes recommendations for Director Nominations to the full Board.  Director candidates nominated by stockholders are considered in the same manner, provided the nominations are submitted to the Secretary and copied to the Chairman of the committee on a timely basis and in accordance with the Company’s By-laws.  Nominations for the election of directors for the 2011 Annual Stockholders’ Meeting were approved by the Governance and Nominating Committee on January 26, 2011.

The Corporate Governance and Nominating Committee has determined that no one single criterion should be given more weight than any other criteria when it considers the qualifications of a potential nominee to the Board.  Instead, it believes that it should consider the total “skills set” of an individual.  In evaluating an individual’s skills set, the Corporate Governance and Nominating Committee considers a variety of factors, including, but not limited to, the potential nominee’s background and education, his or her general business experience, and whether or not he or she has any experience in positions with a high degree of responsibility.  In addition, although the Corporate Governance and Nominating Committee does not have a policy with regard to the consideration of diversity in identifying director nominees, its charter includes in the Corporate Governance and Nominating Committee’s duties and responsibilities that it seek members from diverse backgrounds so that the Board consists of members with a broad spectrum of experience and expertise.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, directors, officers and certain beneficial owners of the Company’s equity securities are required to file reports of their transactions in the Company’s equity securities with the Securities and Exchange Commission on specified due dates.  With respect to the fiscal year 2010, reports of transactions by all directors, officers and such beneficial holders were timely filed.  In making this statement, the Company has relied on the written representations of its directors, officers and holders of more than ten percent (10%) of either class of our outstanding common stock and copies of the reports that they filed with the Securities and Exchange Commission.

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

The compensation program rewards overall qualitative contributions and performance of each individual towards the Company’s strategy.  In reviewing the Company’s overall compensation program in the context of the risks identified in the Company’s risk management processes, the Compensation Committee does not believe that the risks the Company faces are correlated with the Company’s compensation programs and, therefore, the Compensation Committee does not believe that the program creates a reasonable likelihood of a material adverse affect on the Company.

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

Compensation Process

In determining competitive levels of compensation, the Compensation Committee considers publicly available information regarding the compensation of executives of other U.S. investor-owned water utilities and information available from studies periodically performed by compensation consultants for the Company.  However, the Compensation Committee did not use this data to base, justify or provide a framework for a compensation decision.  The Committee principally relied on various other factors, including an executive officer's individual performance and contributions to the Company's strategic objectives, recommendations of the Company’s Chief Executive Officer and internal pay equity in determining executive compensation.  In this context, the data provided by the compensation consultant has been utilized by the Committee to understand the base pay practices of other companies and to confirm that the Company's base pay practices do not drastically diverge from industry practices.  The Compensation Committee utilizes the consultant's analysis only in a limited manner.  The Compensation Committee generally exercises broad discretion in setting the compensation of the Chief Executive Office and other executives and primarily considers the performance of the management team as a group, the Chief Executive Officer’s assessment of other executive’s performance and the Chief Executive Officer’s compensation recommendations with respect to the other executive officers as part of its process.

In their last analysis dated April 14, 2008, the Company’s compensation consultant, Astron Solutions, analyzed the base pay of comparative executive positions in three different labor markets to determine the Company’s competitive position.  Salary survey data for water utilities of a similar size to Artesian were selected for use by the compensation consultant for a first market analysis.  For a second market analysis, salary survey data for all organizations of a similar size to Artesian in the local Newark, Delaware area were selected for use by the compensation consultant.  For a third market analysis, the compensation consultant selected salary survey data for the Mid-Atlantic region for use.  The compensation consultant has not provided the names of specific companies considered in their market analysis.

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

In addition, the Compensation Committee qualitatively considers the overall contributions, individually and collectively, made by the Chief Executive Officer and each other executive towards the Company’s strategic objectives.  The Compensation Committee also considers recommendations made by the Chief Executive Officer regarding compensation for other executives based upon her determination of individual and collective contribution and performance.

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

Recognizing the severe economic disruptions impacting the country, the Compensation Committee made no changes to any executive’s base salary in 2009.  In December 2010, the Compensation Committee increased executive’s base salary by 3% effective January 2011 to recognize the efforts of the executive team to maintain the focus on the Company’s strategic objectives during the prolonged period of economic disruption and to sustain the Company’s financial performance.

Cash Bonus and Equity Compensation Awards

Annually, the Compensation Committee determines whether any Cash Bonus and/or Equity Compensation Award should be granted to any of the executives.  The Cash Bonus and Equity Compensation Awards are intended to reward executives for their contributions towards meeting the Company’s strategic objectives.  Cash Bonus and Equity Compensation Awards are entirely discretionary and are based upon a qualitative assessment conducted by the Compensation Committee in the case of the Chief Executive Officer and by the Compensation Committee and the Chief Executive Officer in the case of other executives.  In 2008 and 2009, the bonus compensation awarded to the executives was determined based on their performance as a team and each Executive other than the Chief Executive Officer was awarded the same level of cash bonus.  In December 2010, in recognition of both the team’s and individual contributions towards meeting the Company’s strategic objectives during the continued prolonged period of economic disruption and to reward their efforts to sustain the Company’s financial performance in the face of the challenging economic conditions, the executive officers were awarded increases in their Cash Bonuses.  The Chief Executive Officer was awarded a $20,000 increase compared to that awarded in each of the prior two years. The Executive Vice President and Vice President and Assistant Treasurer were awarded increases of $18,750.  The remaining executive officers were awarded increases of $8,750.

Equity compensation may be awarded by the Board of Directors under the Company’s 2005 Equity Compensation Plan, which provides for the grants of stock options, stock units, stock awards, dividend equivalents and other stock-based awards.  The 2005 Equity Compensation Plan is meant to encourage recipients of such grants to contribute materially to the growth of the Company, for the benefit of the Company’s shareholders, and to align the economic interests of the recipients with those of shareholders.  Stock bonuses under the Plan were granted to executives in 2006.  In addition, as reported in the Outstanding Equity Awards at Year End table, the Company’s executives have stock options available for exercise that were granted in prior years.  Based upon these factors, additional compensation in each of the last four years was awarded to executives in the form of cash bonuses.  Based on the efforts of the executives to maintain financial performance and continue progress on our strategic objectives during difficult economic conditions, the Compensation Committee determined that a cash bonus award was warranted in each of the past three years.

Generally each May, the Compensation Committee of the Board of Directors considers the grant of stock options for Directors.  Consistent with the grant made to all Directors, Dian C. Taylor and Nicholle R. Taylor on May 18, 2010 each received grants of 6,750 shares of Class A Non-voting stock at an exercise price equal to the fair market value on the date of grant (last reported sale price on that date), exercisable one year from the date of grant and with terms of ten years from the date of grant.  Dian C. Taylor and Nicholle R. Taylor also each received grants of 6,750 shares of Class A Non-voting Common stock on May 19, 2009 and on May 14, 2008 under the same terms as the 2010 options.

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

The Compensation Committee,

William C. Wyer, Chairman
Kenneth R. Biederman
John R. Eisenbrey, Jr.

The following table sets forth a summary of the compensation earned by the Chief Executive Officer, Chief Financial Officer and the next three highest paid executive officers whose annual salaries and bonuses exceeded $100,000 for the fiscal year 2010.

Summary Compensation Table for 2010:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)(2),(3),(4)	Total ($)

Dian C. Taylor, Chair, CEO & President	2010	390,225	101,600	N/A	25,151	119,325	636,301
	2009	390,225	81,750	N/A	17,290	82,866	572,131
	2008	380,801	72,300	N/A	24,299	97,149	574,549

David B. Spacht, Chief Financial Officer & Treasurer	2010	236,250	46,600	N/A	N/A	32,430	315,280
	2009	236,250	38,000	N/A	N/A	28,197	302,447
	2008	232,356	37,300	N/A	N/A	28,019	297,675

Joseph A. DiNunzio, Executive Vice President & Secretary	2010	270,300	55,850	N/A	N/A	29,204	355,354
	2009	270,300	37,250	N/A	N/A	26,840	334,390
	2008	265,004	35,700	N/A	N/A	26,606	327,310

Nicholle R. Taylor, Vice President	2010	189,000	45,850	N/A	25,151	63,566	323,567
	2009	189,000	37,250	N/A	17,290	51,863	295,403
	2008	185,885	35,700	N/A	24,299	50,161	296,045

John M. Thaeder, Senior Vice President of Operations	2010	254,400	45,850	N/A	N/A	15,338	315,588
	2009	254,400	37,250	N/A	N/A	17,044	308,694
	2008	249,415	35,700	N/A	N/A	18,508	303,623

(1)
On May 18, 2010, May 19, 2009 and May 14, 2008, Dian C. Taylor and Nicholle R. Taylor received option grants of 6,750 shares of Class A Non-voting Common stock at exercise prices equal to fair market value on the date of grant (last reported sale price on the date of grant), exercisable one year from the date of grant and with a term of ten years.  The fair market value, computed in accordance with ASC 718, based upon the assumptions made in the valuation as described in Note 1 of the 2010 Financial Statements, is reflected in the “Option Awards” column in the table above.

(2)
Under the Company’s defined contribution 401(k) Plan, the Company contributes two percent of an eligible employee's gross earnings.  The Company also matches fifty percent of the first six percent of the employee's gross earnings that the employee contributes to the 401(k) Plan.  In addition, all employees hired before April 26, 1994 and under the age of sixty at that date are eligible for additional contributions to the 401(k) Plan.  Employees over the age of sixty at that date receive Company paid medical, dental and life insurance benefits upon retirement.  The Company will not provide such benefits to any other current or future employees.  In 2010, Company contributions to the 401(k) Plan under terms available to all other employees based upon their years of service and plan eligibility were made in the amounts of:

Dian C. Taylor	$24,500
David B. Spacht	$25,988
Joseph A. DiNunzio	$24,500
Nicholle R. Taylor	$18,900
John M. Thaeder	$12,250

(3)
Executive officers are reimbursed for eligible medical expenses not otherwise covered by the Company’s medical insurance plan under the Officer’s Medical Reimbursement Plan.  Amounts reimbursed are included in the “All Other Compensation” column in the table above.  Dian C. Taylor received reimbursements of $13,305 in 2010.

(4)
Also included in the “All Other Compensation” column in the table above are amounts received by Dian C. Taylor as compensation for attendance at meetings of the Board and its committees in 2010 totaling $43,400, golf club dues of $20,765, security provided at her personal residence of $14,057 and personal use of a company-owned vehicle.  Also included in the “All Other Compensation” column in the table above are amounts received by Nicholle R. Taylor as compensation for attendance at meetings of the Board and its committees in 2010 totaling $43,400.

Grants of Plan-Based Awards Table – 2010

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock & Option Awards ($)

Dian C. Taylor	May 18, 2010	N/A	6,750	18.61	25,151
Nicholle R Taylor	May 18, 2010	N/A	6,750	18.61	25,151

Ms. Dian C. Taylor and Nicholle R Taylor were granted option awards on May 18, 2010 as noted in the table above.  The Class A Non-Voting Common stock shares available under the grant have an exercise price equal to fair value on the date of grant (last reported sale price on the date of grant), become exercisable one year after the date of grant, are for a term of ten years from the date of grant, and automatically terminate upon the first occurrence of:

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

Outstanding Equity Awards at Fiscal Year-End Table – 2010

	Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date

Dian C. Taylor	6,750	0	13.30	5/21/2013
	6,750	0	16.13	5/26/2014
	11,250	0	19.70	12/20/2015
	6,750	0	21.11	5/12/2016
	6,750	0	19.56	5/16/2017
	6,750	0	18.43	5/14/2018
	6,750	0	15.26	5/19/2019
	0	6,750(1)	18.61	5/18/2020

David B. Spacht	2,750	0	12.40	6/5/2012
	6,750	0	14.85	5/21/2013
	6,750	0	16.13	5/26/2014
	11,250	0	19.70	12/20/2015

Joseph A. DiNunzio	6,750	0	14.85	5/21/2013
	6,750	0	16.13	5/26/2014
	11,250	0	19.70	12/20/2015

Nicholle R. Taylor	6,750	0	16.13	5/26/2014
	11,250	0	19.70	12/20/2015
	6,750	0	18.43	5/14/2018
	6,750	0	15.26	5/19/2019
	---	6,750(1)	18.61	5/18/2020

John M. Thaeder	6,750	0	12.40	6/5/2012
	6,750	0	14.85	5/21/2013
	6,750	0	16.13	5/26/2014
	11,250	0	19.70	12/20/2015

(1)              The options granted for 6,750 on May 18, 2010 will vest on May 18, 2011.

Option Exercises and Stock Vested Table – 2010

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Dian C. Taylor	20,250	163,034	N/A	N/A
David B. Spacht	10,750	66,510	N/A	N/A
Joseph A. DiNunzio	18,000	127,998	N/A	N/A
John M. Thaeder	6,750	53,106	N/A	N/A

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of the equity securities of the Company, as of March 4, 2011 for each director, each executive officer named in the Summary Compensation Table, each beneficial owner of more than five percent (5%) of the outstanding shares of any class of the Company's voting securities and all directors and executive officers as a group, based in each case on information furnished to the Company.  Addresses are provided for each beneficial owner of more than five percent (5%) of the Company’s voting securities.

	Class A Non-Voting Common Stock(1)		Class B Common Stock(1)
	Shares	Percent(2)	Shares	Percent(2)

Dian C. Taylor (3) 664 Churchmans Road Newark, Delaware 19702	151,596	2.2	159,364	18.1

Kenneth R. Biederman (3)(4)	73,375	1.1	---	---

John R. Eisenbrey, Jr. (3)(5)(6) 15 Albe Drive Newark, Delaware 19702	104,251	1.5	45,707	5.2

Nicholle R. Taylor (3)(7)(8) 206 Rothwell Drive Wilmington, Delaware 19804	37,533	*	279,476	31.7

William C. Wyer (3)	72,000	1.1	---	---

Joseph A. DiNunzio (3)(9)	39,628	*	103	*

David B. Spacht (3)	36,330	*	189	*

John M. Thaeder (3)	58,937	*	1,350	*

Louisa Taylor Welcher (10) 219 Laurel Avenue Newark, DE 19711	61,559	*	136,006	15.4

Directors and Executive Officers as a Group (11 Individuals)(3)	672,772	9.4	486,189	55.2

* less than 1%

(1)
The nature of ownership consists of sole voting and investment power unless otherwise indicated.  The amount also includes all shares issuable to such person or group upon the exercise of options held by such person or group to the extent such options are exercisable within 60 days after March 4, 2011.

(2)
The percentage of the total number of shares of the class outstanding is shown where that percentage is one percent or greater.  Percentages for each person are based on the aggregate number of shares of the applicable class outstanding as of March 4, 2011, and all shares issuable to such person upon the exercise of options held by such person to the extent such options are exercisable within 60 days of that date.

(3)
Includes options to purchase shares of the Company’s Class A Stock, as follows: Ms. D. Taylor (51,750 shares); Mr. Biederman (58,500 shares); Mr. Eisenbrey (58,500 shares); Ms. N. Taylor (31,500 shares);Mr. Wyer (58,500 shares); Mr. DiNunzio (24,750 shares); Mr. Spacht (27,500 shares); and Mr. Thaeder (31,500 shares).

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

(7)	100,202 shares were pledged by Ms. Taylor as collateral for a loan.
(8)	Includes 7 shares of the Class A Stock held in a custodial account for Ms. Taylor’s daughter.
(9)	Includes 17 shares of the Class A Stock held by Mr. DiNunzio’s son.
(10)
Includes 144 shares of the Class B Stock held jointly by Ms. Welcher’s husband and son, and 421 shares of the Class A Stock held by Ms. Welcher’s husband for which Ms. Welcher disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have three directors who are considered independent under the NASDAQ listing standards:  Kenneth R. Biederman, William C. Wyer, and John R. Eisenbrey, Jr.

Review and Approval of Transactions with Related Persons

As set forth in the Company’s Audit Committee Charter, the Audit Committee is responsible for reviewing and, if appropriate, approving all related-party transactions between us and any officer, director, any person known to be the beneficial owner of more than 5% of any class of the Company’s voting securities or any other related person that would potentially require disclosure.  We expect that any transactions in which related persons have a direct or indirect interest will be presented to the Audit Committee for review and approval.  While neither the Audit Committee nor the Board have adopted a written policy regarding related-party transactions, the Audit Committee considers such information as it deems important to determine whether the transaction is on reasonable and competitive terms and is fair to the Company.  In addition, the Audit Committee makes inquiries to our management and our auditors when reviewing such transactions.

Related person transactions include any transaction in which (1) the Company is a participant, (2) any related person has a direct or indirect material interest and (3) the amount involved exceeds $120,000, but excludes certain type of transactions where the related person is deemed not to have a material interest.  A related person means: (a) any person who is, or at any time since the beginning of the Company’s last fiscal year was, a director, an executive officer or a director nominee; (b) any person known to be the beneficial owner of more than 5% of any class of the Company’s voting securities; (c) any immediate family member of a person identified in items (a) or (b) above, meaning such person’s spouse, parent, stepparent, child, stepchild, sibling, mother- or father-in-law, son- or daughter-in-law, brother- or sister-in-law or any other individual (other than a tenant or employee) who shares the person’s household; or (d) any entity that employs any person identified in (a), (b) or (c) or in which any person identified in (a), (b) or (c) directly or indirectly owns or otherwise has a material interest.

In its review and approval or ratification of related person transactions (including its determination as to whether the related person has a material interest in a transaction), the Audit Committee will consider, among other factors:

➢ the nature of the related person’s interest in the transaction;
➢ the material terms of the transaction, including, without limitation, the amount and type of transaction;
➢ the importance of the transaction to the related person;
➢ the importance of the transaction to the Company;
➢ whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company; and
➢ any other matters the Audit Committee deems important or appropriate.

The Audit Committee intends to approve only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed to the Company for the fiscal year 2010 and 2009 by the independent registered public accounting firm, BDO USA, LLP:

(In thousands)	2010	2009
Audit Fees	$425	$444
Audit-Related Fees	---	---
Tax Fees	---	---
All Other Fees	---	---

Total Fees	$425	$444

McBride, Shopa and Company was directly engaged to perform the Company’s 401(k) Plan audit for the fiscal year ended 2009, while the Santora CPA Group performed the Company’s 401(k) Plan audit for the fiscal year ended 2010.  The fees billed to the Company for the 401(k) Plan’s audit was $14,900 and $18,700 for 2010 and 2009 respectively.

Audit Fees: consist primarily of fees for year-end audit including audit of the Company’s internal control over financial reporting and the review of the consolidated financial statements included in the registrant’s Form 10-Qs.

Audit-Related Fees: consist primarily of fees billed for assurance, compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and related services that are reasonably related to the performance of the audit or review of the registrant’s consolidated financial statements.

Tax Fees: consist of fees for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal and state tax compliance, return preparation and tax audits.

All Other Fees: consist of fees for services other than described above.  The independent registered public accounting firm did not provide any other services to the Company in 2010 and 2009.

Pursuant to policy, the Audit Committee pre-approves audit and tax services for the year as well as non-audit services to be provided by the independent registered public accounting firm.  Any changes in the amounts quoted are also subject to pre-approval by the committee.  Any tax fees paid are pre-approved by the committee.

The Audit Committee of the Company’s Board of Directors has considered whether BDO’s provision of the services described above for the fiscal year ended December 31, 2010, is compatible with maintaining its independence.  In addition, the Audit Committee also considered services performed by McBride, Shopa and Company to determine its compatibility with maintaining independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
	The following documents are filed as part of this report:	Page(s)*
(1)	Financial Statements:
	Reports of Independent Registered Public Accountants	62
	Consolidated Balance Sheets at December 31, 2010 and 2009	35
	Consolidated Statements of Operations for the three years ended December 31, 2010	36
	Consolidated Statements of Cash Flows for the three years ended December 31, 2010	37-38
	Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2010	39
	Notes to Consolidated Financial Statements	40

(2)	Exhibits: see the exhibit list below	80

	* Page number shown refers to page number in this Report on Form 10-K

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2010

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

10.1
Amendment to Agreement for Purchase of Water Assets of the Town of Port Deposit and for the provision of Potable Water Services, dated November 1, 2010 by and among Artesian Water Maryland, Inc., a Delaware Corporation, Artesian Resources Corporation, a Delaware Corporation and the Mayor and Town Council of Port Deposit, Maryland, a body corporate and politic organized under the laws of the State of Maryland.  Incorporated by reference to exhibit 10.2 filed with the Company’s form 8-K filed on November 4, 2010.

10.2
Conclusion and Termination Agreement, dated August 6, 2010 between Artesian Resources Corporation on behalf of itself and all applicable subsidiaries and Darin A. Lockwood on behalf of himself and all business entities in which he has an interest.  Incorporated by reference to exhibit 10.1 filed with the Company’s form 8-K filed on August 11, 2010.

10.3
Financing Agreement and General Obligation Note dated February 12, 2010 between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund Delaware Department of Health and Social Services, Division of Public Health.  Incorporated by reference to exhibit 10.1 filed with the Company’s form 8-K filed on February 17, 2010.

10.4
Revolving Credit Agreement dated January 19, 2010 between Artesian Water Company, Inc. and CoBank, ACB.  Incorporated by reference to exhibit 10.1 filed with the Company’s form 8-K filed on January 25, 2010.

10.5
Demand Line of Credit Agreement dated January 19, 2010 between Artesian Resources Corporation and each of its subsidiaries and Citizens Bank of Pennsylvania.  Incorporated by reference to exhibit 10.2 filed with the Company’s form 8-K filed on January 25, 2010.

10.6
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

10.7
Asset Purchase Agreement between Artesian Water Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to exhibit 10.1 filed with the Company’s form 8-K filed on October 10, 2008.

10.8
Asset Purchase Agreement between Artesian Wastewater Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to exhibit 10.2 filed with the Company’s form 8-K filed on October 10, 2008.

10.9
Asset Purchase Agreement between Artesian Wastewater Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to exhibit 10.3 filed with the Company’s form 8-K filed on October 10, 2008.

10.10
Limited Liability Interest Purchase Agreement between Artesian Water Maryland, Inc., subsidiary of the Company, and Mountain Hill Water Company, LLC, dated May 5, 2008.  Incorporated by reference to exhibit 10.1 filed with the Company’s form 8-K filed on May 9, 2008.

10.11
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

10.12	Artesian Resources Corporation 2005 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. **

10.13
Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan, as amended.  Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2003.**

10.14	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.15	Officer's Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.**

21	Subsidiaries of the Company as of December 31, 2010. *

23.1	Consent of BDO USA, LLP *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.
**	Compensation plan or arrangement required to be filed or incorporated as an exhibit.

SIGNATURES
ARTESIAN RESOURCES CORPORATION

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 15, 2011	By: /s/ DAVID B. SPACHT
David B. Spacht
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:
/s/ DIAN C. TAYLOR
Dian C. Taylor	President and Chief Executive Officer	March 15, 2011

Principal Financial and Accounting Officer:
/s/ DAVID B. SPACHT
David B. Spacht	Chief Financial Officer and Treasurer	March 15, 2011

Directors:
/s/ DIAN C. TAYLOR
Dian C. Taylor	Director	March 15, 2011

/s/ KENNETH R. BIEDERMAN
Kenneth R. Biederman	Director	March 15, 2011

/s/ WILLIAM C. WYER
William C. Wyer	Director	March 15, 2011

/s/ JOHN R. EISENBREY, JR.
John R. Eisenbrey, Jr.	Director	March 15, 2011

/s/ NICHOLLE R. TAYLOR
Nicholle R. Taylor	Director	March 15, 2011

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2010

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

10.1
Amendment to Agreement for Purchase of Water Assets of the Town of Port Deposit and for the provision of Potable Water Services, dated November 1, 2010 by and among Artesian Water Maryland, Inc., a Delaware Corporation, Artesian Resources Corporation, a Delaware Corporation and the Mayor and Town Council of Port Deposit, Maryland, a body corporate and politic organized under the laws of the State of Maryland.  Incorporated by reference to exhibit 10.2 filed with the Company’s form 8-K filed on November 4, 2010.

10.2
Conclusion and Termination Agreement, dated August 6, 2010 between Artesian Resources Corporation on behalf of itself and all applicable subsidiaries and Darin A. Lockwood on behalf of himself and all business entities in which he has an interest.  Incorporated by reference to exhibit 10.1 filed with the Company’s form 8-K filed on August 11, 2010.

10.3
Financing Agreement and General Obligation Note dated February 12, 2010 between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund Delaware Department of Health and Social Services, Division of Public Health.  Incorporated by reference to exhibit 10.1 filed with the Company’s form 8-K filed on February 17, 2010.

10.4
Revolving Credit Agreement dated January 19, 2010 between Artesian Water Company, Inc. and CoBank, ACB.  Incorporated by reference to exhibit 10.1 filed with the Company’s form 8-K filed on January 25, 2010.

10.5
Demand Line of Credit Agreement dated January 19, 2010 between Artesian Resources Corporation and each of its subsidiaries and Citizens Bank of Pennsylvania.  Incorporated by reference to exhibit 10.2 filed with the Company’s form 8-K filed on January 25, 2010.

10.6
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

10.7
Asset Purchase Agreement between Artesian Water Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to exhibit 10.1 filed with the Company’s form 8-K filed on October 10, 2008.

10.8
Asset Purchase Agreement between Artesian Wastewater Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to exhibit 10.2 filed with the Company’s form 8-K filed on October 10, 2008.

10.9
Asset Purchase Agreement between Artesian Wastewater Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to exhibit 10.3 filed with the Company’s form 8-K filed on October 10, 2008.

10.10
Limited Liability Interest Purchase Agreement between Artesian Water Maryland, Inc., subsidiary of the Company, and Mountain Hill Water Company, LLC, dated May 5, 2008.  Incorporated by reference to exhibit 10.1 filed with the Company’s form 8-K filed on May 9, 2008.

10.11
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

10.12	Artesian Resources Corporation 2005 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. **

10.13
Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan, as amended.  Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2003.**

10.14	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.15	Officer's Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.**

21	Subsidiaries of the Company as of December 31, 2010. *

23.1	Consent of BDO USA, LLP *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.
**	Compensation plan or arrangement required to be filed or incorporated as an exhibit.