Form 10-Q
period 2011-03-31
ARTESIAN RESOURCES CORP
filed 2011-05-09
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

☐	Yes	☑	No

As of May 3, 2011, 6,785,786 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

Part I	-	Financial Information:

Item 1	-	Financial Statements	Page(s)

		Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (unaudited)	3

		Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Retained Earnings for the three months ended March 31, 2011 and 2010 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited)	5

		Notes to the Condensed Consolidated Financial Statements	6 – 15

Item 2	-	Management's Discussion and Analysis of Financial Condition and Results of Operations	16 – 22

Item 3	-	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4	-	Controls and Procedures	23

Part II	-	Other Information:

Item 1	-	Legal Proceedings	23

Item 1A	-	Risk Factors	23

Item 4		[Reserved]	23

Item 6	-	Exhibits	24

Signatures

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)
ASSETS	March 31, 2011	December 31, 2010
Utility plant, at original cost less accumulated depreciation	$346,251	$345,383
Current assets
Cash and cash equivalents	323	179
Accounts receivable (less allowance for doubtful accounts 2011 - $231; 2010-$230)	5,128	5,094
Unbilled operating revenues	3,041	3,614
Materials and supplies	1,264	1,246
Prepaid property taxes	650	1,260
Prepaid expenses and other	1,373	2,640
Total current assets	11,779	14,033
Other assets
Non-utility property (less accumulated depreciation 2011-$406; 2010-$377)	4,434	4,480
Other deferred assets	5,213	5,023
Total other assets	9,647	9,503
Regulatory assets, net	2,622	2,610
	$370,299	$371,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$7,665	$7,637
Preferred stock	---	---
Additional paid-in capital	70,455	69,989
Retained earnings	17,084	17,520
Total stockholders' equity	95,204	95,146
Long-term debt, net of current portion	106,920	105,061
	202,124	200,207
Current liabilities
Lines of credit	25,306	29,071
Overdraft payable	603	740
Current portion of long-term debt	1,652	1,545
Accounts payable	3,593	3,401
Accrued expenses	1,767	2,126
Deferred income taxes	251	459
Accrued interest	1,344	1,189
Customer deposits	865	805
Other	2,848	2,549
Total current liabilities	38,229	41,885

Commitments and contingencies	---	---

Deferred credits and other liabilities
Net advances for construction	16,148	16,159
Postretirement benefit obligation	471	525
Deferred investment tax credits	659	664
Deferred income taxes	38,101	37,558
Total deferred credits and other liabilities	55,379	54,906

Net contributions in aid of construction	74,567	74,531
	$370,299	$371,529

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
Unaudited
(In thousands, except per share amounts)
	For the Three Months
	Ended March 31,
	2011	2010
Operating revenues
Water sales	$12,916	$12,895
Other utility operating revenue	746	618
Non-utility revenue	1,095	1,470
	14,757	14,983

Operating expenses
Utility operating expenses	8,078	7,368
Non-utility operating expenses	940	1,018
Depreciation and amortization	1,810	1,731
State and federal income taxes	694	1,117
Property and other taxes	1,016	962
	12,538	12,196

Operating income	2,219	2,787

Other income (expense), net
Allowance for funds used during construction (AFUDC)	35	43
Miscellaneous	597	611

Income before interest charges	2,851	3,441

Interest charges	1,842	1,795

Net income	$1,009	$1,646

Retained earnings, beginning of period	$17,520	$15,577

Less dividends	(1,445)	(1,406)

Retained earnings, end of period	$17,084	$15,817

Income per common share:
Basic	$0.13	$0.22
Diluted	$0.13	$0.22

Weighted average common shares outstanding
Basic	7,651	7,513
Diluted	7,699	7,583

Cash dividend per common share	$0.1892	$0.1873

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	For the Three Months
	Ended March 31
	2011		2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$1,009		$1,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		1,810		1,731
Deferred income taxes, net		330		669
Stock compensation		31		21
AFUDC		(35)		(43)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts		(34)		165
Unbilled operating revenues		573		639
Materials and supplies		(18)		(18)
Prepaid property taxes		610		597
Prepaid expenses and other		1,267		512
Other deferred assets		(254)		(221)
Regulatory assets		(12)		98
Accounts payable		192		(40)
Accrued expenses		(359)		(147)
Accrued interest		155		(6)
Customer deposits and other, net		359		(30)
Postretirement benefit obligation		(54)		(17)
NET CASH PROVIDED BY OPERATING ACTIVITIES		5,570		5,556

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures (net of AFUDC)		(2,573)		(2,568)
Proceeds from sale of assets		12		20
NET CASH USED IN INVESTING ACTIVITIES		(2,561)		(2,548)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under lines of credit agreements		(3,765)		(1,415)
Decrease in overdraft payable		(137)		(544)
Net advances and contributions in aid of construction		4		751
Change in deferred debt issuance costs		49		(24)
Net proceeds from issuance of common stock		463		158
Dividends paid		(1,445)		(1,406)
Issuance of long-term debt		2,830		---
Principal repayments of long-term debt		(864)		(280)
NET CASH USED IN FINANCING ACTIVITIES		(2,865)		(2,760)

NET INCREASE IN CASH AND CASH EQUIVALENTS		144		248

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		179		474

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$323		$722

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions		$382		$299
Interest paid		$1,687		$1,801
Income taxes paid	$	---	$	---

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

MARYLAND REGULATED SUBSIDIARIES

Artesian Water Maryland, Inc., or Artesian Water Maryland, began operations in August 2007 with the acquisition of the Carpenters Point Water Company, which includes a 141 home community in Cecil County near the Interstate 95 growth corridor between Philadelphia and Baltimore and which has sufficient groundwater supply and elevated water storage to serve additional customers in the undeveloped portions of its franchise and surrounding area.  The Mountain Hill Water Company was acquired in August 2008, which includes service rights to 8,000 acres of undeveloped land in Cecil County’s growth area.  Included in this Mountain Hill Service Area is the Principio Business Park, as well as the proposed 660 home residential development of Charlestown Crossing.  We currently serve three commercial accounts in the Principio Business Park.  On June 4, 2009, the Maryland Public Service Commission, or MDPSC, approved installation of a water main to serve residents of Whitaker Woods, an existing 172 home development located adjacent to the Mountain Hill Service Area.  As of March 31, 2011, 40 homes in Whitaker Woods were receiving water service.  On September 9, 2009, the MDPSC approved Artesian Water Maryland’s request to construct a water system to serve the first phase, consisting of 71 homes, in the Charlestown Crossing housing development.

In November 2010, Artesian Water Maryland purchased water assets from the Town of Port Deposit, or Port Deposit, which includes access to the Susquehanna River as a source of water supply and water service rights for the service area that encompasses Port Deposit’s existing 280 customers and several adjacent tracts of land including the Bainbridge property, a 1,200-acre former U.S. Navy facility, which has the potential to be developed for 2,800 residential homes as well as office, commercial, and educational uses.  Artesian Water Maryland purchased all of the assets used in providing potable water, water distribution and water meter services, or the Facilities, from Port Deposit.  Port Deposit transferred to Artesian Water Maryland all of Port Deposit’s right, title and interest in and to all of the plant and equipment, associated real property, contracts and permits possessed by Port Deposit related to the operation of the Facilities as well as the water distribution, treatment and water meter systems possessed by Port Deposit or used in the operation of the Facilities.  Port Deposit also transferred to Artesian Water Maryland all rights to serve the customers within Port Deposit (which shall include Port Deposit as it currently exists as well as certain additional growth areas that may be added to Port Deposit in the future) and all rights to be served by all vendors and suppliers of Port Deposit.  Port Deposit shall collect and remit to Artesian Water Maryland its tariff connection charges as approved by the MDPSC for new connections to the water system within Port Deposit.  The MDPSC approved this transaction on July 28, 2010, including the exercise of franchise agreements granted by Port Deposit and Cecil County, Maryland.  The existing water system consists of a water treatment facility, an existing 700,000 gallon per day Susquehanna River Water Appropriation Permit, a 500,000-gallon ground storage tank and water mains.

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

Artesian Consulting Engineers acquired all the assets of Meridian Architects and Engineers in June 2008.  As a result of the decline in new housing and development due to the economic downturn, the need for development and architectural services has remained depressed.  Therefore, in April 2011, management decided to reduce staffing levels and reorganize the business.  Artesian Consulting Engineers will no longer provide development and architectural services to outside third parties.  Artesian Consulting Engineers will continue to work with existing clients on projects already in progress for engineering services until those projects are complete.  Artesian will continue to provide design and engineering contract services through our Artesian Utility subsidiary.

OTHER

Artesian Resources initiated a Water Service Line Protection Plan, or WSLP Plan, in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers’ leaking water service lines up to an annual limit.  As of March 31, 2011, approximately 15,900, or 23%, of our eligible water customers had signed up for the WSLP Plan.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers’ sewer lines.  This plan, the Sewer Service Line Protection Plan, or SSLP Plan, covers all parts, material and labor required to repair or replace participating customers’ leaking or clogged sewer lines up to an annual limit.  As of March 31, 2011, approximately 8,400, or 12.2%, of our eligible customers had signed up for the SSLP Plan.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-customers of Artesian Resources.  As of March 31, 2011, approximately 600 non-customer participants have signed up for either the WSLP Plan or SSLP Plan.

NOTE 2 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company's annual report on Form 10-K.  Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company's annual report on Form 10-K for fiscal year 2010 as filed with the Securities and Exchange Commission on March 15, 2011.

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly-owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's balance sheet position as of March 31, 2011, the results of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010.

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

NOTE 3 – STOCK COMPENSATION PLANS

On May 25, 2005, the Company’s stockholders approved a new Equity Compensation Plan, which authorizes up to 500,000 shares of Class A Non-Voting Common Stock, or Class A Stock, for issuance, referred to as the 2005 Equity Compensation Plan, or the Plan.  Since May 25, 2005, no additional grants have been made under the Company’s other stock-based compensation plans that were previously available.  The Company accounts for stock options issued after January 1, 2006 under FASB ASC Topic 718.  Approximately $31,000 in compensation expense was recorded during the three months ended March 31, 2011 for stock options issued in May 2010 under the Plan.  For the three months ended March 31, 2010 an expense of approximately $21,000 was recorded for stock options granted in May 2009. Costs were determined based on the fair value at the grant dates and those costs are being charged to income over the service period associated with the grants.

The fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants issued in 2010 and 2009.  All options were granted at market value with a 10-year option term with a vesting period of one year from the date of grant.  There were no options granted during the three months ended March 31, 2011.

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

The following summary reflects changes in the shares of Class A Non-Voting Common Stock under option:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)
Plan options
Outstanding at January 1, 2011	440,800	$17.19
Granted	---	---
Exercised	(14,050)	11.59
Expired	---
Outstanding at March 31, 2011	426,750	$17.36	4.77	$978

Options exercisable at March 31, 2011	393,000	$17.25	4.40	$948

The total intrinsic value of options exercised during the three months ended March 31, 2011 was approximately $103,000.

The following summary reflects changes in the non-vested shares of Class A Stock under option:

Non-vested Shares	Option Shares	Weighted Average Grant – Date Fair Value Per Option
Non-vested at January 1, 2011	33,750	$3.73
Granted	---	---
Vested	---	---
Canceled	---	---
Non-vested at March 31, 2011	33,750	$3.73

As of March 31, 2011, there was $16,000 of total unrecognized expense related to non-vested option shares granted under the Plan.  The cost will be recognized over the remaining 0.13 year vesting period of the unvested options.

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

Regulatory assets, net of amortization, comprise:
	Unaudited
	(in thousands)
	March 31, 2011	December 31, 2010

Postretirement benefit obligation	$584	$637
Deferred income taxes recoverable in future rates	518	521
Goodwill	353	355
Deferred acquisition costs	1,017	1,009
Expense of rate and regulatory proceedings	150	88
	$2,622	$2,610

Expenses related to the Net Periodic Pension Cost for the postretirement benefit obligation are as follows:

	Unaudited
	(in thousands)
For the Three Months Ended March 31,
	2011	2010
Net Periodic Pension Cost
Interest cost	$9	$11
Amortization of net loss (gain)	3	(1)
Amortization of transition obligation	2	2

Total Net Periodic Benefit Cost	$14	$12

Contributions

Artesian Water contributed $27,000 to its postretirement benefit plan in the first three months of 2011.  These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company’s eligible retired employees.

NOTE 5 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.  The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months
	Ended March 31,
	2011	2010
	(in thousands)
Average common shares outstanding during the period for Basic computation	7,651	7,513
Dilutive effect of employee stock options	48	70

Average common shares outstanding during the period for Diluted computation	7,699	7,583

For the three months ended March 31, 2011, employee stock options to purchase 200,250 shares of common stock were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during this period.

The Company has 15,000,000 authorized shares of Class A Non-Voting Common Stock, or Class A Stock, and 1,040,000 authorized shares of Class B Common Stock, or Class B Stock.  As of March 31, 2011, 6,783,811 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  As of March 31, 2010, 6,635,663 Class A shares and 881,452 Class B shares were issued and outstanding.  The par value for both classes is $1.00 per share.  For the three months ended March 31, 2011 and March 31, 2010 the Company issued 28,157 and 9,885 shares of Class A Stock, respectively.

Equity per common share was $12.44 and $12.59 at March 31, 2011 and December 31, 2010, respectively.  These amounts were computed by dividing common stockholders' equity by the weighted average number of shares of common stock outstanding on March 31, 2011 and December 31, 2010, respectively.

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

On April 11, 2011, Artesian Water filed a request with the DEPSC to implement new rates to meet a requested increase in revenue of 19.45%, or approximately $10.9 million, on an annualized basis.  The new rates are designed to support Artesian Water’s ongoing capital improvement program and to cover increased costs of operations, including chemicals and fuel, electricity, taxes, labor and benefits.  Artesian Water anticipates implementing a portion of the requested increase as a temporary rate under bond 60 days from the filing date, up to the statutory limit of $2.5 million on an annual basis, until permanent rates are decided by the DEPSC.  Artesian Water’s last request to implement new rates was filed in April 2008.

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

Other Proceedings

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC.  This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility’s overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period.  During 2010, Artesian Water filed two applications with the DEPSC for approval to collect a 0.34% increase and 0.68% increase during the first and second half of the year, respectively.  These increases recover the costs of eligible revenue producing improvements made since the last rate increase in 2008, and were calculated to generate approximately $286,000 in revenue annually.  In November 2010, we filed an application with the DEPSC for approval to increase the DSIC rate to 1.47% effective January 1, 2011, which will generate approximately $390,000 in revenue on an annual basis.  The DEPSC approved the DSIC effective January 1, 2010, July 1, 2010 and January 1, 2011, subject to audit at a later date.  For the three months ended March 31, 2010 and March 31, 2011, we earned approximately $45,000 and $190,000, respectively, in DSIC revenue.

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

In 2003, legislation was enacted in Delaware requiring all water utilities serving within northern New Castle County, Delaware to certify by July 2006, and each three years thereafter, that they have sufficient sources of self-supply to serve their respective systems.  The DEPSC accepted our certification of sufficient water supply through 2009.  Artesian Water filed a new certification of self-sufficiency with the DEPSC on June 30, 2009, for the period through 2012.  On June 1, 2010, the DEPSC accepted our self-sufficiency certification through 2012.

NOTE 7 – INCOME TAXES

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  As a result of our review of our tax positions, we determined that we had no material uncertain tax positions.  The Company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.  There were no such interest and penalty charges for the three months ended March 31, 2011 or March 31, 2010.  The Company remains subject to examination by state authorities for tax years 2007 through 2009 and by federal authorities for the tax year 2009.  During the second quarter of 2010, the Internal Revenue Service, or IRS, conducted an examination of the Company’s Federal income tax returns for 2007 and 2008.  The IRS has proposed no changes to the 2007 consolidated corporate income tax return.  The IRS made changes to the tax depreciation expense, which is related to the bonus depreciation calculation, on the 2008 consolidated corporate income tax return in the amount of approximately $1.9 million.  This change does not constitute a disallowance of a deduction, but only a deferral of such deduction.  The depreciation expense will be taken in subsequent years over the remaining tax lives of the applicable assets.  This adjustment reduces the Net Operating Loss generated in 2008 by the same amount.  The Company agrees with this change.

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

Long-term Financial Liabilities

The fair value of Artesian Resources' long-term debt as of March 31, 2011 and December 31, 2010, determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities as guided under FASB ASC 825 are shown as below:

In thousands
	March 31, 2011	December 31, 2010
Carrying amount	$106,920	$105,061
Estimated fair value	113,220	111,679

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

As a result of the Termination Agreement, effective August 6, 2010, NSRWRC was deconsolidated from the Company’s consolidated financial statements.  The Company is no longer the primary beneficiary of NSRWRC and NSRWRC no longer constitutes a VIE, as defined by FASB ASC Topic 810.  See Note 2 – Basis of Presentation.  The deconsolidation of NSRWRC resulted in the reclassification of the facility from non-utility property to utility plant on our Condensed Consolidated Balance Sheet.  Also, as a result of the Termination Agreement, the Company recognized interest expense for the first three months of 2011 related to higher short term borrowings in Artesian Wastewater that previously had been capitalized in the first three months of 2010.

NOTE 10 – RELATED PARTY TRANSACTIONS

Prior to the signing of the Termination Agreement on August 6, 2010 discussed in Note 9 - Northern Sussex Regional Water Recycling Complex, LLC, the Company entered into transactions in the normal course of business with related parties.  The owner of NSRWRC is the sole owner of Meridian Architects and Engineers, LLC, or Meridian Architects, Meridian Enterprises, LLC, or Meridian Enterprises, and Meridian Consulting, LLC, or Meridian Consulting.  Approximately $15,000 was paid to Meridian Enterprises for the three months ended March 31, 2010 for office space rental.  Also, as of March 31, 2010, the Company had accounts receivable balances for engineering services due from the following entities, all of which are owned by the owner of NSRWRC:  Meridian Architects of approximately $58,000, Landlock, LLC of approximately $228,000, Triple D Double S, LLC of approximately $74,000 and Peninsula Square, LLC of approximately $32,000.  In addition, for the three months ended March 31, 2010, related party revenue for engineering services is as follows:  Triple D Double S, LLC of approximately $3,000.  All services were provided in the ordinary course of business at fees and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.

NOTE 11 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

For the three months ended March 31, 2011, there have been no recent significant accounting pronouncements or changes in accounting pronouncements that have become effective that impact the Company.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2011

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

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers served contributed to increases in our operating revenue.  The Town of Middletown, which is one of our municipal customers and is located in southern New Castle County, Delaware, has nearly doubled in population since 2001, and population growth in this area is expected to continue for some time as a result of ongoing and future residential construction.  As population growth continues in Middletown and other areas in Delaware, we believe that the demand for water will increase, thereby contributing to an increase in our operating revenues.  As of March 31, 2011, we had approximately 78,100 metered water customers in Delaware, an increase of approximately 900 compared to March 31, 2010.  The number of metered water customers in Maryland increased by approximately 300 compared to 2010, and the number of metered water customers in Pennsylvania remained consistent with 2010.

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

Artesian Development is a real estate holding company that owns properties, including land zoned for office buildings, a water treatment plant and wastewater facility, as well as property for current operations, including the recent purchase of an office facility.  The facility consists of approximately 10,000 square feet of office space along with nearly 10,000 square feet of warehouse space.  This facility allows all of our Sussex County, Delaware operations to be housed in one central location.

Artesian Consulting Engineers acquired all the assets of Meridian Architects and Engineers in June 2008.  As a result of the decline in new housing and development due to the economic downturn, the need for development and architectural services has remained depressed.  Therefore, in April 2011, management decided to reduce staffing levels and reorganize the business.  Artesian Consulting Engineers will no longer provide development and architectural services to outside third parties.  Artesian Consulting Engineers will continue to work with existing clients on projects already in progress for engineering services until those projects are complete.  Artesian will continue to provide design and engineering contract services through our Artesian Utility subsidiary.

Protection Plans

In addition to services discussed above, Artesian Resources initiated a Water Service Line Protection Plan, or WSLP Plan, in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers’ leaking water service lines up to an annual limit.  As of March 31, 2011, approximately 15,900, or 23%, of our eligible water customers had signed up for the WSLP Plan.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers’ sewer lines.  This plan, the Sewer Service Line Protection Plan, or SSLP Plan, covers all parts, material and labor required to repair or replace participating customers’ leaking or clogged sewer lines up to an annual limit.  As of March 31, 2011, approximately 8,400, or 12.2%, of our eligible customers had signed up for the SSLP Plan.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-customers of Artesian Resources.  As of March 31, 2011, approximately 600 non-customer participants have signed up for either the WSLP Plan or SSLP Plan.

Strategic Direction

Our strategy is to significantly increase customer growth, revenues, earnings and dividends by expanding our water, wastewater and Service Line Protection Plan services across the Delmarva Peninsula.  We remain focused on providing superior service to our customers and continuously seeking ways to improve our efficiency and performance.  By providing water and wastewater services, we believe we are positioned as the primary resource for developers and communities throughout the Delmarva Peninsula seeking to fill both needs simultaneously.  We have a proven ability to acquire and integrate high growth, reputable entities, through which we have captured additional service territories that will serve as a base for future revenue.  With recent acquisitions, we have successfully integrated their operations, infrastructure, technology and employees.  We believe this experience presents a strong platform for further expansion and that our success to date also produces positive relationships and credibility with regulators, municipalities, developers and customers in both existing and prospective service areas.

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

Artesian Wastewater Maryland signed two agreements in October 2008 with Cecil County for the purchase of specific wastewater facilities.  The closing of these transactions is delayed until a final judicial determination is received on the petition filed by the Appleton Alliance as further described in Note 1 of this Form 10-Q under the heading “Maryland Regulated Subsidiaries.”  Closing on these transactions is also subject to the approval of the Maryland Public Service Commission, or MDPSC.  Once completed, these acquisitions will add four wastewater facilities to our service area.

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

In our non-regulated division, we are actively pursuing opportunities to expand our contract operations.  In Artesian Utility, we will seek to expand our contract design and construction services of water and wastewater facilities for developers, municipalities and other utilities and will continue to actively pursue water and wastewater operation contracts with municipalities across the Delmarva Peninsula.  Artesian Development owns two nine-acre parcels of land, located in Sussex County, Delaware, which will allow for construction of a water treatment facility and wastewater treatment facility.  Artesian Consulting Engineers will no longer provide development and architectural services to outside third parties.  Artesian Consulting Engineers will continue to work with existing clients on projects already in progress for engineering services until those projects are complete.  Artesian will continue to provide design and engineering contract services through our Artesian Utility subsidiary.

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

On April 11, 2011, Artesian Water filed a request with the Delaware Public Service Commission to implement new rates to meet a requested increase in revenue of 19.45%, or approximately $10.9 million, on an annualized basis.  The new rates are designed to support Artesian Water’s ongoing capital improvement program and to cover increased costs of operations, including chemicals and fuel, electricity, taxes, labor and benefits.  Artesian Water anticipates implementing a portion of the requested increase as a temporary rate under bond 60 days from the filing date, up to the statutory limit of $2.5 million on an annual basis, until permanent rates are decided by the Delaware Public Service Commission.  Artesian Water’s last request to implement new rates was filed in April 2008.

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

Results of Operations – Analysis of the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Operating Revenues

Revenues totaled $14.8 million for the three months ended March 31, 2011, $0.2 million or 1.5%, below revenues for the three months ended March 31, 2010 of $15.0 million.  Water sales revenues increased $21,000, or 0.2%, for the three months ended March 31, 2011 over the corresponding period in 2010.  The increase in water sales is due to the addition of service territory and water interconnections.  In addition, the Distribution System Improvement Charge, or DSIC, revenue increased for the three months ended March 31, 2011 compared to the same period in 2010.  Partially offsetting the increase in DSIC revenue is a decrease in overall water consumption.  We realized 87.5% of our total operating revenue in the first three months of 2011 from the sale of water as compared to 86.1% in 2010.

Other utility operating revenue totaled $0.7 million for the three months ended March 31, 2011 as compared to $0.6 million in 2010.  The increase is primarily the result of increased wastewater customer service revenues.

Non-utility operating revenue decreased $0.4 million for the three months ended March 31, 2011, or 25.5%, from $1.5 million in 2010 to $1.1 million for the same period in 2011.  This decrease is primarily due to less design and permitting services performed for a project in Middletown, Delaware, a decrease in contract services performed for municipalities in Maryland following the purchase of the Town of Port Deposit’s water assets and a reduction in contract services for municipalities in Pennsylvania.  The decrease in non-utility operating revenue is partially offset by an increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue earned by Artesian Resources.  The SLP Plans provide coverage for all material and labor required to repair or replace participants’ leaking water service or clogged sewer lines up to an annual limit.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.7 million, or 7.3%, to $10.0 million for the three months ended March 31, 2011, compared to $9.3 million for the same period in 2010.  The components of the change in operating expenses include an increase in utility operating expenses of $0.7 million and decrease in non-utility operating expenses of $78,000.

The increase in utility operating expenses of $0.7 million, or 9.6%, for the three months ended March 31, 2011 over the same period in 2010, is primarily comprised of an increase in payroll and employee benefits costs and repair and maintenance expenses.

Payroll and employee benefit costs increased $0.4 million, or 12.0%, compared to the same period in 2010, primarily as a result of an increase in wages and increased medical benefit premiums.

Repair and maintenance expenses increased $0.3 million, or 60.7%, a result of increased water treatment equipment maintenance costs, increased meter maintenance costs and increased fuel costs.

Non-utility expenses decreased approximately $78,000, or 7.7%, primarily the result of less project activity in Artesian Utility as compared to the same period in 2010.  The decrease in non-utility expenses is partially offset by an increase in legal costs of approximately $218,000.  Artesian Water received a federal grand jury subpoena in connection with an investigation being conducted by the United States Attorney’s Office in the Eastern District of Pennsylvania and the Environmental Protection Agency.  The subpoena requests certain documents from Artesian Water principally relating to eight wastewater facilities in Pennsylvania formerly operated by personnel of Artesian Utility.  Artesian Resources was subsequently advised that Artesian Utility’s prior operation of the eight wastewater facilities in Pennsylvania is a subject of the grand jury investigation.

Property and other taxes increased by $54,000, or 5.6%, compared to the same period in 2010, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and increases in the number of plants owned by Artesian.  Property taxes are assessed on land, buildings and certain utility plants, which include the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.  In addition, the increase in property and other taxes reflects an increase in payroll taxes, a result of increased payroll costs.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 68.0% for the three months ended March 31, 2011, compared to 62.4% for the three months ended March 31, 2010.

Depreciation and amortization expense increased $79,000, or 4.6%, due to continuing investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense decreased $423,000 due to lower taxable income for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.

Allowance for Funds Used During Construction

Our Allowance for Funds Used During Construction, or AFUDC, decreased $8,000, due to management’s decision to reduce discretionary capital expenditures and the general slowdown in the housing market, resulting in decreased long-term construction activity subject to AFUDC.

Interest Charges

Interest charges increased $47,000, or 2.6%, primarily due to an increase in short-term debt outstanding and increased short-term borrowing interest charges that were previously capitalized, a result of the Termination Agreement with NSRWRC as of August 6, 2010.

Net Income

Our net income decreased $637,000, or 38.6%, for the three months ended March 31, 2011, compared to the same period a year ago.  This decrease in net income was primarily due to decreased water demand, a result of the effects of unusually wet weather experience so far this year and increased utility operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the three months ended March 31, 2011 were $5.6 million provided by cash flow from operating activities and $2.8 million from the issuance of long-term debt.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

Investment in Plant and Systems

The primary focus of Artesian Water’s investment was to continue to provide high quality reliable service to our growing service territory.  We invested $2.6 million in capital expenditures during the first three months of 2011 compared to $2.6 million invested during the same period in 2010.  During the first three months of 2011, we invested $0.4 million to enhance or improve existing treatment facilities and for the rehabilitation of pumping equipment to better serve our customers.  We invested $0.9 million to upgrade and automate our meter reading equipment.  We invested approximately $0.2 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities.  We invested approximately $0.3 million in mandatory utility plant expenditures, due to governmental highway projects, which require the relocation of water service mains.  Developers financed $0.2 million for the installation of water mains and hydrants for the first three months of 2011 compared to $0.3 million for the first three months of 2010.  We also invested $0.1 million for equipment purchases, computer hardware and software upgrades, and furniture and equipment related to the renovation related to the renovations made to the main office building located in New Castle County.  The investment in general plant also includes an additional investment of $0.2 million for transportation and equipment purchases.  An additional $0.3 million was invested in wastewater projects in Delaware and Maryland.

Lines of Credit

At March 31, 2011, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of March 31, 2011, there was $17.7 million of available funds under this line of credit.  The interest rate for borrowings under this line is based on the London Interbank Offered Rate, or LIBOR.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of January 18, 2012 or any date on which Citizens demands payment.

At March 31, 2011, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of March 31, 2011, there was $17.0 million of available funds under this line of credit.  The interest rate for borrowings under this line is LIBOR plus 1.50%.  The term of this line of credit expires on January 17, 2012.

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

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$25,306	$	-----	$	-----	$	-----

Long-Term Debt

On August 1, 2008, Artesian Water Maryland executed a promissory note in the amount of approximately $2.3 million to Sunrise Holdings, L.P., or Sunrise, in connection with the Mountain Hill acquisition, that bears interest at a variable interest rate of LIBOR plus 1.50%.  The note is payable in four equal annual installments, commencing on the first anniversary of the closing date.  Two annual installment payments were made in the amount of $0.6 million each.  The remaining principal balance due on this note, as of March 31, 2011, is $1.2 million.  The note is secured by a first lien security interest in all of Mountain Hill’s assets in favor of Sunrise and is guaranteed by Artesian Resources.

Artesian Water’s trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66 ⅔% of total capitalization.  Our debt to total capitalization, including the short-term portion thereof, was 53.3% at March 31, 2011.  In addition, our revolving line of credit with CoBank contains customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets, change our business or incur additional indebtedness.  In addition, this line of credit requires us to abide by certain financial covenants and ratios.  As of March 31, 2011, we were in compliance with these covenants.

We expect to fund our activities for the next twelve months using our available cash balances and bank credit lines, plus projected cash generated from operations.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First Mortgage Bonds (Principal and Interest)	$7,067	$14,022	$13,847	$154,594	$189,530
State revolving fund loans (Principal and Interest)	786	1,258	1,573	7,342	10,959
Note Payable (Principal and Interest)	590	580	---	---	1,170
Operating leases	65	94	99	1,588	1,846
Unconditional purchase obligations	3,780	7,539	7,549	21,698	40,566
Tank painting contractual obligation	174	---	---	---	174
Total contractual cash obligations	$12,462	$23,493	$23,068	$185,222	$244,245

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

Critical Accounting Assumptions, Estimates and Policies; Recent Accounting Standards

This discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2010 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2010.  The preparation of those financial statements required management to make assumptions and estimates that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods.  Actual amounts or results could differ from those based on such assumptions and estimates.

Our critical accounting policies are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2010.  There have been no changes in our critical accounting policies.  Our significant accounting policies are described in our notes to the 2010 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2010.

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2010 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2010 and also in the notes to our consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first three months of 2011 that had a material impact on our financial condition, liquidity or results of operations.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q which express our “belief,” “anticipation” or “expectation,” as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, our expectation of the timing of decisions by regulatory authorities, our expectation of the timing of the closing for pending acquisitions, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our belief regarding our reliance on outside engineering firms, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A -Risk Factors, in the Company's annual report on Form 10-K, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as representation of the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Artesian Water received a federal grand jury subpoena in connection with an investigation being conducted by the United States Attorney’s Office in the Eastern District of Pennsylvania and the Environmental Protection Agency. The subpoena requests certain documents from Artesian Water principally relating to eight wastewater facilities in Pennsylvania formerly operated by personnel of Artesian Utility Development, Inc., our wholly owned subsidiary.  Artesian Resources was subsequently advised that Artesian Utility’s prior operation of the eight wastewater facilities in Pennsylvania is a subject of the grand jury investigation.  We are fully cooperating with the investigation. Due to the stage of the investigation, we are unable to predict the outcome of the investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against us.  Should such charges or claims be brought, we could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on our business, financial position and results of operations.

Periodically, we are involved in other proceedings or litigation arising in the ordinary course of business.  We do not believe that the ultimate resolution of these matters will materially affect our business, financial position or results of operations.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results.  There have been no material changes to the risk factors described in such Annual Report on Form 10-K.

ITEM 4 – RESERVED

ITEM 6 - EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

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

ARTESIAN RESOURCES CORPORATION

Date: May 9, 2011	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: May 9, 2011	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).*

*   Filed herewith