Form 10-Q
period 2011-06-30
ARTESIAN RESOURCES CORP
filed 2011-08-09
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August X, 2011, 7,599,405 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

TABLE OF CONTENTS

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

Part I	-	Financial Information:

Item 1	-	Financial Statements	Page(s)

		Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited)	3

		Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Retained Earnings for the three and six months ended June 30, 2011 and 2010 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	5

		Notes to the Condensed Consolidated Financial Statements	6 – 17

Item 2	-	Management's Discussion and Analysis of Financial Condition and Results of Operations	18 – 26

Item 3	-	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4	-	Controls and Procedures	28

Part II	-	Other Information:

Item 1	-	Legal Proceedings	28

Item 1A	-	Risk Factors	28

Item 4		[Reserved]	28

Item 6	-	Exhibits	29

Signatures

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)
ASSETS	June 30, 2011	December 31, 2010
Utility plant, at original cost less accumulated depreciation	$348,251	$345,383
Current assets
Cash and cash equivalents	188	179
Accounts receivable (less allowance for doubtful accounts 2011 - $228; 2010-$230)	4,409	5,094
Unbilled operating revenues	4,374	3,614
Materials and supplies	1,360	1,246
Prepaid property taxes	3	1,260
Prepaid expenses and other	1,005	2,640
Total current assets	11,339	14,033
Other assets
Non-utility property (less accumulated depreciation 2011-$357; 2010-$377)	4,268	4,480
Other deferred assets	5,310	5,023
Total other assets	9,578	9,503
Regulatory assets, net	2,645	2,610
	$371,813	$371,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$7,675	$7,637
Preferred stock	---	---
Additional paid-in capital	70,651	69,989
Retained earnings	17,379	17,520
Total stockholders' equity	95,705	95,146
Long-term debt, net of current portion	106,729	105,061
	202,434	200,207
Current liabilities
Lines of credit	25,632	29,071
Overdraft payable	425	740
Current portion of long-term debt	1,653	1,545
Accounts payable	2,636	3,401
Accrued expenses	2,847	2,126
Deferred income taxes	---	459
Accrued interest	1,215	1,189
Customer deposits	907	805
Other	2,938	2,549
Total current liabilities	38,253	41,885

Commitments and contingencies	---	---

Deferred credits and other liabilities
Net advances for construction	15,832	16,159
Postretirement benefit obligation	418	525
Deferred investment tax credits	653	664
Deferred income taxes	39,261	37,558
Total deferred credits and other liabilities	56,164	54,906

Net contributions in aid of construction	74,962	74,531
	$371,813	$371,529

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
Unaudited
(In thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Operating revenues
Water sales	$14,683	$13,909	$27,598	$26,804
Other utility operating revenue	711	714	1,458	1,333
Non-utility revenue	1,116	1,380	2,211	2,850
	16,510	16,003	31,267	30,987

Operating expenses
Utility operating expenses	8,136	7,466	16,214	14,834
Non-utility operating expenses	775	958	1,715	1,976
Depreciation and amortization	1,823	1,723	3,633	3,454
State and federal income taxes	1,260	1,209	1,954	2,326
Property and other taxes	928	1,027	1,944	1,990
	12,922	12,383	25,460	24,580

Operating income	3,588	3,620	5,807	6,407

Other income (expense), net
Allowance for funds used during construction	38	24	73	67
Miscellaneous	(25)	(44)	572	567

Income before interest charges	3,601	3,600	6,452	7,041

Interest charges	1,848	1,802	3,690	3,597

Net income	$1,753	$1,798	$2,762	$3,444

Retained earnings, beginning of period	$17,084	$15,817	$17,520	$15,577

Less dividends	(1,458)	(1,415)	(2,903)	(2,821)

Retained earnings, end of period	$17,379	$16,200	$17,379	$16,200

Income per common share:
Basic	$0.23	$0.24	$0.36	$0.46
Diluted	$0.23	$0.24	$0.36	$0.45

Weighted average common shares outstanding
Basic	7,672	7,539	7,662	7,526
Diluted	7,714	7,607	7,706	7,595

Cash dividend per common share	$0.1902	$0.1882	$0.3794	$0.3755

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	For the Six Months
	Ended June 30
	2011		2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$2,762		$3,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		3,633		3,454
Deferred income taxes, net		1,233		1,014
Stock compensation		62		48
AFUDC		(73)		(67)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts		685		926
Unbilled operating revenues		(760)		(533)
Materials and supplies		(114)		(75)
Prepaid property taxes		1,257		1,219
Prepaid expenses and other		1,635		448
Other deferred assets		(239)		(213)
Regulatory assets		(35)		90
Accounts payable		(765)		(1,267)
Accrued expenses		721		405
Accrued interest		26		(154)
Customer deposits and other, net		491		1,306
Postretirement benefit obligation		(107)		(34)
NET CASH PROVIDED BY OPERATING ACTIVITIES		10,412		10,011

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC)		(6,560)		(6,266)
Proceeds from sale of assets		30		35
NET CASH USED IN INVESTING ACTIVITIES		(6,530)		(6,231)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under lines of credit agreements		(3,439)		(2,404)
(Decrease) increase in overdraft payable		(315)		189
Net advances and contributions in aid of construction		447		1,128
Change in deferred debt issuance costs		58		(2)
Net proceeds from issuance of common stock		638		673
Equity issuance costs		(135)		---
Dividends paid		(2,903)		(2,821)
Issuance of long-term debt		2,837		---
Principal repayments of long-term debt		(1,061)		(473)
NET CASH USED IN FINANCING ACTIVITIES		(3,873)		(3,710)

NET INCREASE IN CASH AND CASH EQUIVALENTS		9		70

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		179		474

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$188		$544

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions		$382		$281
Interest paid		$3,664		$3,751
Income taxes paid	$	---	$	---

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

MARYLAND REGULATED SUBSIDIARIES

Artesian Water Maryland, Inc., or Artesian Water Maryland, began operations in August 2007 with the acquisition of the Carpenters Point Water Company, which includes a 141 home community in Cecil County near the Interstate 95 growth corridor between Philadelphia and Baltimore and which has sufficient groundwater supply and elevated water storage to serve additional customers in the undeveloped portions of its franchise and surrounding area.  The Mountain Hill Water Company was acquired in August 2008, which includes service rights to 8,000 acres of undeveloped land in Cecil County’s growth area.  Included in this Mountain Hill Service Area is the Principio Business Park, as well as the proposed 660 home residential development of Charlestown Crossing.  We currently serve three commercial accounts in the Principio Business Park.  On June 4, 2009, the Maryland Public Service Commission, or MDPSC, approved installation of a water main to serve residents of Whitaker Woods, an existing 172 home development located adjacent to the Mountain Hill Service Area.  As of June 30, 2011, 38 homes in Whitaker Woods were receiving water service.  On September 9, 2009, the MDPSC approved Artesian Water Maryland’s request to construct a water system to serve the first phase, consisting of 71 homes, in the Charlestown Crossing housing development.

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

In addition, Artesian Water Maryland has entered into the following agreement to further expand our service capabilities:  In October 2008, Artesian Water Maryland signed an agreement, or the Cecil County Purchase Agreement, to purchase from Cecil County all of Cecil County’s rights, title and interest in and to the Meadowview, Pine Hills, Harbourview and Route 7 water facilities and the associated parcels of real property, easement rights and water transmission and distribution systems at a price equal to the net asset value of the purchased assets, which was approximately $2.2 million as of June 30, 2008, and assume certain liabilities at closing.  This sum may be paid in cash at closing or, upon mutual agreement, by a note payable to Cecil County.  In response to the Cecil County Purchase Agreement, the Appleton Regional Community Alliance, or Appleton Alliance, filed a petition with The Circuit Court of Cecil County, Maryland, or Circuit Court, in opposition to the transactions on the grounds that Cecil County has no right to sell the assets involved in the transaction, which has delayed the closing.  The Circuit Court decided in favor of Cecil County on July 24, 2009.  On August 19, 2009, the Appleton Alliance filed an appeal of the Circuit Court’s decision with the Maryland Court of Special Appeals.  Upon the request of Cecil County, which was not opposed by the Appleton Alliance, the matter was moved to the state’s highest Court of Appeals, where it was heard on June 2, 2010.  The Court of Appeals issued a decision on June 21, 2011, holding that Maryland law does not prohibit Cecil County from entering into the Cecil County Purchase Agreement with Artesian Water Maryland.  The decision enables Artesian Water Maryland to proceed with consummating the transaction contemplated by the Cecil County Purchase Agreement.  The closing remains subject to receipt of approval of the transaction by the MDPSC.  The Cecil County Purchase Agreement may be terminated by either party, subject to certain exceptions, in the event of uncured breach by the other party.  Upon the mutual agreement of the parties, the closing date has been extended to the final day of the sixth month following the final judicial determination by the Maryland Court of Appeals on the Appleton Alliance petition.  The closing is expected to occur on or before December 31, 2011.

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

The Meadowview Agreement and the Cherry Hill Agreement are also subject to the petition filed by the Appleton Alliance described in the Artesian Water Maryland section above.  As a result, closing had been delayed until the final judicial determination on the Appleton Alliance petition.  The Court of Appeals issued a decision on June 21, 2011, holding that Maryland law does not prohibit Cecil County from entering into the Meadowview Agreement and Cherry Hill Agreement with Artesian Wastewater Maryland.  The decision enables Artesian Wastewater Maryland to proceed with consummating the transactions contemplated by the Meadowview Agreement and Cherry Hill Agreement.  Closing on these transactions remains subject to receipt of approval of the transactions by the MDPSC.  Under each of the agreements, either party may terminate such agreement, subject to certain exceptions, in the event of uncured breach by the other party.  Upon the mutual agreement of the parties, the closing date has been extended to the final day of the sixth month following the final judicial determination by the Maryland Court of Appeals on the Appleton Alliance petition.  The closing is expected to occur on or before December 31, 2011.

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

The agreement signed on June 30, 2008 (and as amended April 29, 2009) between Artesian Utility and NSRWRC for the design, construction and operation of the Northern Sussex Regional Water Recycling Complex, a wastewater treatment facility to be located in Sussex County, Delaware, was cancelled on August 6, 2010.  Artesian Wastewater will manage the design and construction of the facility going forward and, once constructed, the operation of the facility.

In connection with the Meadowview Agreement and the Cherry Hill Agreement described above under Artesian Wastewater Maryland, in March 2009, Artesian Utility signed an agreement with the Cecil County Department of Public Works in Cecil County, Maryland to operate the Meadowview Wastewater and Highlands Wastewater treatment and disposal facilities until Artesian Wastewater Maryland’s purchase of the facilities is final.  This agreement also employs Artesian Utility to operate two water supply and treatment stations and two booster stations in Cecil County.  In June 2011, Artesian Utility received a notice of termination of the operation agreement for these facilities from Cecil County effective October 31, 2011.  Artesian Wastewater Maryland’s purchase of the facilities is expected to be final on or before December 31, 2011.

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

OTHER

Artesian Resources initiated a Water Service Line Protection Plan, or WSLP Plan, in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers’ leaking water service lines up to an annual limit.  As of June 30, 2011, approximately 16,300, or 23.6%, of our eligible water customers had signed up for the WSLP Plan.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers’ sewer lines.  This plan, the Sewer Service Line Protection Plan, or SSLP Plan, covers all parts, material and labor required to repair or replace participating customers’ leaking or clogged sewer lines up to an annual limit.  As of June 30, 2011, approximately 8,800, or 12.8%, of our eligible customers had signed up for the SSLP Plan.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-customers of Artesian Resources.  As of June 30, 2011, approximately 740 non-customer participants have signed up for either the WSLP Plan or SSLP Plan.

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

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly-owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's balance sheet position as of June 30, 2011, the results of operations for the quarterly and six month periods ended June 30, 2011 and 2010 and cash flows for the six month periods ended June 30, 2011 and 2010.

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

NOTE 3 – STOCK COMPENSATION PLANS

On May 25, 2005, the Company’s stockholders approved a new Equity Compensation Plan, which authorizes up to 500,000 shares of Class A Non-Voting Common Stock, or Class A Stock, for issuance, referred to as the 2005 Equity Compensation Plan, or the Plan.  Since May 25, 2005, no additional grants have been made under the Company’s other stock-based compensation plans that were previously available.  The Company accounts for stock options issued after January 1, 2006 under FASB ASC Topic 718.  For the three and six months ended June 30, 2011, compensation expense of approximately $31,000 and $62,000 was recorded for stock options granted in May 2011 and May 2010.  Approximately $27,000 and $48,000 in compensation expense was recorded during the three and six months ended June 30, 2010 for stock options issued in May 2010 and May 2009.  Costs were determined based on the fair value at the grant dates and those costs are being charged to income over the service period associated with the grants.

The fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants issued in 2011 and 2010.  All options were granted at market value with a 10-year option term with a vesting period of one year from the date of grant.

	2011	2010
Expected Dividend Yield	3.99%	4.24%
Expected Stock Price Volatility	0.25	0.27
Weighted Average Risk-Free Interest Rate	3.12%	3.38%
Weighted Average Expected Life of Options (in years)	8.36	8.97

The expected dividend yield was based on a 12-month rolling average of the Company’s dividend yield.  The expected volatility is the standard deviation of the change in the natural logarithm of the stock price (expressed as an annual rate) for the expected term shown above.  The expected term was based on historic exercise patterns for similar grants.  The risk-free interest rate is the 10-year Treasury Constant Maturity rate as of the date of the grants.

The following summary reflects changes in the shares of Class A Non-Voting Common Stock under option:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)
Plan options
Outstanding at January 1, 2011	440,800	$17.18
Granted	33,750	19.06
Exercised	(15,050)	11.54
Expired	---
Outstanding at June 30, 2011	459,500	$17.50	4.93	$622

Options exercisable at June 30, 2011	425,750	$17.38	4.54	$622

The total intrinsic value of options exercised during the six months ended June 30, 2011 was approximately $111,000.

The following summary reflects changes in the non-vested shares of Class A Stock under option:

Non-vested Shares	Option Shares	Weighted Average Grant – Date Fair Value Per Option
Non-vested at January 1, 2011	33,750	$3.73
Granted	33,750	3.50
Vested	(33,750)	3.73
Canceled	---	---
Non-vested at June 30, 2011	33,750	$3.50

As of June 30, 2011, there was $103,000 of total unrecognized expense related to non-vested option shares granted under the Plan.  The cost will be recognized over the remaining 0.88 year vesting period of the unvested options.

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

Regulatory assets, net of amortization, comprise:
	Unaudited
	(in thousands)
	June 30, 2011	December 31, 2010

Postretirement benefit obligation	$530	$637
Deferred income taxes recoverable in future rates	514	521
Goodwill	352	355
Deferred acquisition costs	1,018	1,009
Expense of rate and regulatory proceedings	231	88
	$2,645	$2,610

Expenses related to the Net Periodic Pension Cost for the postretirement benefit obligation are as follows:

	Unaudited
	(in thousands)
For the Six Months Ended June 30,
	2011	2010
Net Periodic Pension Cost
Interest cost	$17	$22
Amortization of net loss (gain)	7	(2)
Amortization of transition obligation	4	4

Total Net Periodic Benefit Cost	$28	$24

Contributions

Artesian Water contributed $54,000 to its postretirement benefit plan in the first six months of 2011.  These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company’s eligible retired employees.

NOTE 5 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.  The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Average common shares outstanding during the period for Basic computation	7,672	7,539	7,662	7,526
Dilutive effect of employee stock options	43	68	44	69

Average common shares outstanding during the period for Diluted computation	7,714	7,607	7,706	7,595

For the three and six months ended June 30, 2011, employee stock options to purchase 200,250 and 234,000 shares of common stock were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during this period.

The Company has 15,000,000 authorized shares of Class A Non-Voting Common Stock, or Class A Stock, and 1,040,000 authorized shares of Class B Common Stock, or Class B Stock.  As of June 30, 2011, 6,793,856 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  As of June 30, 2010, 6,671,040 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  The par value for both classes is $1.00 per share.  For the three months ended June 30, 2011 and June 30, 2010 the Company issued 10,045 and 35,377 shares of Class A Stock, respectively.  For the six months ended June 30, 2011 and June 30, 2010, the Company issued 38,202 and 45,262 shares of Class A Stock, respectively.

Equity per common share was $12.50 and $12.59 at June 30, 2011 and December 31, 2010, respectively.  These amounts were computed by dividing common stockholders' equity by the number of shares of common stock outstanding on June 30, 2011 and December 31, 2010, respectively.

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

On April 11, 2011, Artesian Water filed a request with the DEPSC to implement new rates to meet a requested increase in revenue of 19.45%, or approximately $10.9 million, on an annualized basis.  The new rates are designed to support Artesian Water’s ongoing capital improvement program and to cover increased costs of operations, including chemicals and fuel, electricity, taxes, labor and benefits.  Artesian Water’s last request to implement new rates was filed in April 2008.  As permitted by law, on June 10, 2011, we placed temporary rates into effect designed to generate an increase in annual operating revenue of approximately 4.45%, or $2.5 million on an annualized basis, until new rates are approved by the DEPSC.

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

In Maryland, the Company must obtain approval from the appropriate local government authority for the ability to serve a particular area and also ensure that acquired area is in the county’s master water and sewer plan.  The authority to exercise a franchise must then be obtained from the MDPSC.  Utilities that seek to develop a franchise by constructing new facilities must obtain appropriate approvals from the Maryland Department of the Environment, the local government and the MDPSC.  The utility must also obtain approval for soil and erosion plans and easement agreements from appropriate parties.

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

In December 2009, Artesian Water Maryland applied for approval from the MDPSC to exercise a franchise to provide water service to the Town of Port Deposit.  This application also requested authority to finance the purchase of water system facilities, and to establish water service rates.  On July 28, 2010, the MDPSC approved our application.  On November 1, 2010, Artesian Water Maryland closed on this transaction and began serving customers.

On September 30, 2008, Artesian Water Maryland and Artesian Wastewater Maryland filed joint applications with the MDPSC to exercise franchises granted to the Company by Cecil County.  On March 31, 2009, we presented an updated application that included an extended service area and the acquisition of certain facilities.  A petition by the Appleton Alliance delayed the exercise of franchises granted.  On June 21, 2011, the Maryland Court of Appeals held that Maryland law does not prohibit the transfer and sale of assets contemplated by these transactions.  See Note 1 – General – Maryland Regulated Subsidiaries for further discussion.  We have re-applied to the MDPSC for authority to exercise the previously awarded franchises and expect to receive a decision by the end of August 2011.

Other Proceedings

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC.  This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility’s overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period.  During 2010, Artesian Water filed two applications with the DEPSC for approval to collect a 0.34% increase and 0.68% increase during the first and second half of the year, respectively.  These increases recover the costs of eligible revenue producing improvements made since the last rate increase in 2008, and were calculated to generate approximately $286,000 in revenue annually.  In November 2010, we filed an application with the DEPSC for approval to increase the DSIC rate to 1.47% effective January 1, 2011, which will generate approximately $390,000 in revenue on an annual basis.  The DEPSC approved the DSIC effective January 1, 2010, July 1, 2010 and January 1, 2011, subject to audit at a later date.  For the six months ended June 30, 2010 and June 30, 2011, we earned approximately $88,000 and $347,000, respectively, in DSIC revenue.

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

NOTE 7 – INCOME TAXES

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  As a result of our review of our tax positions, we determined that we had no material uncertain tax positions.  The Company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.  There were no such interest and penalty charges for the six months ended June 30, 2011 or June 30, 2010.  The Company remains subject to examination by state authorities for tax years 2007 through 2010 and by federal authorities for the tax year 2009 through 2010.  During the second quarter of 2010, the Internal Revenue Service, or IRS, conducted an examination of the Company’s Federal income tax returns for 2007 and 2008.  The IRS has proposed no changes to the 2007 consolidated corporate income tax return.  The IRS made changes to the tax depreciation expense, which is related to the bonus depreciation calculation, on the 2008 consolidated corporate income tax return in the amount of approximately $1.9 million.  This change does not constitute a disallowance of a deduction, but only a deferral of such deduction.  The depreciation expense will be taken in subsequent years over the remaining tax lives of the applicable assets.  This adjustment reduces the Net Operating Loss generated in 2008 by the same amount.  The Company agrees with this change.

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

Long-term Financial Liabilities

The fair value of Artesian Resources' long-term debt as of June 30, 2011 and December 31, 2010, determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities as guided under FASB ASC 825 are shown as below:

In thousands
	June 30, 2011	December 31, 2010
Carrying amount	$108,382	$106,606
Estimated fair value	118,338	113,481

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

As a result of the Termination Agreement, effective August 6, 2010, NSRWRC was deconsolidated from the Company’s consolidated financial statements.  The Company is no longer the primary beneficiary of NSRWRC and NSRWRC no longer constitutes a VIE, as defined by FASB ASC Topic 810.  See Note 2 – Basis of Presentation.  The deconsolidation of NSRWRC resulted in the reclassification of the facility from non-utility property to utility plant on our Condensed Consolidated Balance Sheet.  Also, as a result of the Termination Agreement, the Company recognized interest expense for the first six months of 2011 related to higher short term borrowings in Artesian Wastewater that previously had been capitalized in the first six months of 2010.

NOTE 10 – RELATED PARTY TRANSACTIONS

Prior to the signing of the Termination Agreement on August 6, 2010 discussed in Note 9 - Northern Sussex Regional Water Recycling Complex, LLC, the Company entered into transactions in the normal course of business with related parties.  The owner of NSRWRC is the sole owner of Meridian Architects and Engineers, LLC, or Meridian Architects, Meridian Enterprises, LLC, or Meridian Enterprises, and Meridian Consulting, LLC, or Meridian Consulting.  Approximately $22,500 was paid to Meridian Enterprises for the six months ended June 30, 2010 for office space rental.  Also, as of June 30, 2010, the Company had accounts receivable balances for engineering services due from the following entities, all of which are owned by the owner of NSRWRC:  Meridian Architects of approximately $58,000, Landlock, LLC of approximately $228,000, Triple D Double S, LLC of approximately $74,000 and Peninsula Square, LLC of approximately $32,000.  In addition, for the six months ended June 30, 2010, related party revenue for engineering services was approximately $3,000 from Triple D Double S, LLC.  All services were provided in the ordinary course of business at fees and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.

NOTE 11 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued authoritative guidance to represent the converged guidance of the FASB and the International Accounting Standards Board, or IASB (together with the FASB, the “Boards”) on fair value measurement.  The collective efforts of the Boards and their respective staffs, reflected in this guidance, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”  The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in this guidance are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The Company does not expect a material impact on the Company's financial statements due to the adoption of this guidance.

In June 2011, the FASB issued amended guidance to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  The Company currently does not have other comprehensive income, should the Company have other comprehensive income in the future we will determine if we will present it on a single continuous statement of comprehensive income or in two separate but consecutive statements.

NOTE 12 – SUBSEQUENT EVENTS

Common Stock Offering

On July 20, 2011, the Company completed the sale of 804,290 shares of its Class A Non-Voting Common Stock.  The net proceeds (after deducting underwriting discounts and commissions and offering expenses) of approximately $14.1 million were used to fund a paid-in capital contribution in the same amount to Artesian Water.  Artesian Water intends to use the paid-in capital contribution to repay short-term borrowings (including borrowings incurred under our line of credit with Citizens Bank that is available to all of our subsidiaries) incurred primarily to finance expenses associated with its construction program, including investment in utility plant and equipment, and to fund capital expenditures and other general corporate purposes.  In addition, we may utilize proceeds from this shelf issuance to adjust capitalization ratios in our other regulated subsidiaries.

Financing Agreement

On July 15, 2011, Artesian Water entered into a Financing Agreement (the “Financing Agreement”) with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of Delaware (the “Department”).  The Department makes loans to, and acquires obligations of, eligible persons in Delaware to finance the costs of drinking water facilities in accordance with the Federal Safe Drinking Water Act using funds from the Delaware Safe Drinking Water Revolving Fund (the “Fund”).

Under the Financing Agreement, the Department has agreed to advance to Artesian Water up to approximately $3.6 million (the “Loan”) from the Fund to finance all or a portion of the cost to replace specific water transmission mains in service areas located in New Castle County, Delaware (collectively, the “Project”).  In accordance with the Financing Agreement, Artesian Water will from time to time request funds under the Loan as it incurs costs in connection with the Project.  Pursuant to a General Obligation Note, Series 2011-SRF, dated as of July 15, 2011, entered into in connection with the Financing Agreement (the “Note”), borrowings under the Financing Agreement bear interest at a rate of 1.7% per annum and are further subject to an administrative fee at a rate of 1.7% per annum.  Interest and the administrative fee accrue starting on July 15, 2011 and are payable semiannually in arrears on each January 1 and July 1, commencing on January 1, 2012 (each, a “Payment Date”).  Artesian Water is obligated to pay only interest and the administrative fee during the period commencing on July 15, 2011 and ending on the earlier of (i) the Payment Date next succeeding the date on which the Project is actually completed and (ii) July 15, 2013.  After the end of such period, in addition to payment of interest and the administrative fee, Artesian Water will begin making principal payments semiannually on each Payment Date on the outstanding principal amount of the Loan in accordance with the terms of the Note. The final maturity date of the Note on which all unpaid principal, interest and administrative fee are due and payable is July 1, 2032.  As of August 5, 2011, no funds were borrowed under this Loan.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2011

OVERVIEW

Our profitability is primarily attributable to the sale of water by Artesian Water.  Gross water sales in Artesian Water comprise 90.3% of total operating revenues.  Our profitability is also attributed to the various contract operations, water and sewer Service Line Protection Plans and other services we provide.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives.  Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

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

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers served contributed to increases in our operating revenue.  The Town of Middletown, which is one of our municipal customers and is located in southern New Castle County, Delaware, has nearly doubled in population since 2001, and population growth in this area is expected to continue for some time as a result of ongoing and future residential construction.  As population growth continues in Middletown and other areas in Delaware, we believe that the demand for water will increase, thereby contributing to an increase in our operating revenues.  As of June 30, 2011, we had approximately 78,300 metered water customers in Delaware, an increase of approximately 800 compared to June 30, 2010.  The number of metered water customers in Maryland increased by approximately 300 compared to 2010, and the number of metered water customers in Pennsylvania remained consistent with 2010.

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

Protection Plans

In addition to services discussed above, Artesian Resources initiated a Water Service Line Protection Plan, or WSLP Plan, in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers’ leaking water service lines up to an annual limit.  As of June 30, 2011, approximately 16,300, or 23.6%, of our eligible water customers had signed up for the WSLP Plan.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers’ sewer lines.  This plan, the Sewer Service Line Protection Plan, or SSLP Plan, covers all parts, material and labor required to repair or replace participating customers’ leaking or clogged sewer lines up to an annual limit.  As of June 30, 2011, approximately 8,800, or 12.8%, of our eligible customers had signed up for the SSLP Plan.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-customers of Artesian Resources.  As of June 30, 2011, approximately 740 non-customer participants have signed up for either the WSLP Plan or SSLP Plan.

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

Artesian Wastewater Maryland signed two agreements in October 2008 with Cecil County for the purchase of specific wastewater facilities.  The closing of these transactions is expected to be completed on or before December 31, 2011 as further described in Note 1 to the Condensed Consolidated Financial Statements contained in Item 1 to this Form 10-Q under the heading “General-Maryland Regulated Subsidiaries.”  Closing on these transactions is also subject to the approval of the Maryland Public Service Commission, or MDPSC.  Once completed, these acquisitions will add four wastewater facilities to our service area.

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

On April 11, 2011, Artesian Water filed a request with the Delaware Public Service Commission to implement new rates to meet a requested increase in revenue of 19.45%, or approximately $10.9 million, on an annualized basis.  The new rates are designed to support Artesian Water’s ongoing capital improvement program and to cover increased costs of operations, including chemicals and fuel, electricity, taxes, labor and benefits.  Artesian Water’s last request to implement new rates was filed in April 2008.  As permitted by law, on June 10, 2011, we placed temporary rates into effect designed to generate an increase in annual operating revenue of approximately 4.45%, or $2.5 million on an annualized basis, until new rates are approved by the Delaware Public Service Commission.

On December 29, 2010, Artesian Water Maryland filed an application with the Maryland Public Service Commission to revise its rates and charges concerning the former Mountain Hill Water system.  Artesian Water Maryland requested authorization to implement proposed rates for water and wastewater services to meet a requested increase in revenue of approximately $65,000 on an annualized basis.  In addition to the increase in rates, Artesian Water Maryland is requesting a change to its rate structure, reducing the per thousand gallon charge while adding a monthly customer and fire protection charge.  If approved, these changes will result in a 34% increase for the average residential customer.

We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability.  The cumulative effect of inflation results in significantly higher facility costs compared to investments made 20 to 40 years ago, which must be recovered from future cash flows.

Results of Operations – Analysis of the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Operating Revenues

Revenues totaled $16.5 million for the three months ended June 30, 2011, $0.5 million, or 3.2%, above revenues for the three months ended June 30, 2010 of $16.0 million.  Water sales revenues increased $774,000, or 5.6%, for the three months ended June 30, 2011 over the corresponding period in 2010.  The increase in water sales is due to the addition of service territory and water interconnections and a temporary rate increase placed into effect on June 10, 2011, as permitted under Delaware law, until new rates are approved by the DEPSC.  In addition, the Distribution System Improvement Charge, or DSIC, revenue increased for the three months ended June 30, 2011 compared to the same period in 2010.  We realized 88.9% of our total operating revenue for the three months ended June 30, 2011 from the sale of water as compared to 86.9% for the three months ended June 30, 2010.

Non-utility operating revenue decreased $0.3 million for the three months ended June 30, 2011, or 19.1%, from $1.4 million in 2010 to $1.1 million for the same period in 2011.  This decrease is primarily due to less design and permitting services performed for a project in Middletown, Delaware, a decrease in contract services performed for municipalities in Maryland following the purchase of the Town of Port Deposit’s water assets and a reduction in contract services for municipalities in Pennsylvania.  In addition, consulting revenue earned by Artesian Consulting Engineers decreased due to the reduction and reorganization of the business.  The decrease in non-utility operating revenue is partially offset by an increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue earned by Artesian Resources.  The SLP Plans provide coverage for all material and labor required to repair or replace participants’ leaking water service or clogged sewer lines up to an annual limit.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.4 million, or 4.1%, to $9.8 million for the three months ended June 30, 2011, compared to $9.5 million for the same period in 2010.  The components of the change in operating expenses include an increase in utility operating expenses of $0.7 million, a decrease in non-utility operating expenses of $0.2 million and a decrease in property and other taxes of $0.1 million.

The increase in utility operating expenses of $0.7 million, or 9.0%, for the three months ended June 30, 2011 over the same period in 2010, is primarily comprised of an increase in payroll and employee benefits costs and administration expenses.

Payroll and employee benefit costs increased $0.3 million, or 9.2%, compared to the same period in 2010, primarily as a result of an increase in wages and increased medical benefit premiums.

Administration expenses increased $0.3 million, or 36.0%, primarily due to legal costs associated with ongoing litigation against Chester Water Authority.

Non-utility expenses decreased approximately $183,000, or 19.1%, primarily the result of less project activity in Artesian Utility as compared to the same period in 2010.  The decrease in non-utility expenses is partially offset by an increase in legal costs of approximately $240,000 related to a federal grand jury subpoena received by Artesian Water in connection with an investigation being conducted by the United States Attorney’s Office in the Eastern District of Pennsylvania and the Environmental Protection Agency.

Property and other taxes decreased by $99,000, or 9.6%, compared to the same period in 2010, primarily due to the first year assessment of a Maryland facility that was recorded in 2010 and was retroactive to include 2009.  Partially offsetting the decrease in property and other taxes is an increase in payroll taxes, a result of increased payroll costs.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 59.6% for the three months ended June 30, 2011, compared to 59.1% for the three months ended June 30, 2010.

Depreciation and amortization expense increased $100,000, or 5.8%, due to continuing investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense increased $51,000 due to a retroactive adjustment to our effective tax rate applied to a deferred tax liability related to the bonus depreciation calculation in the State of Maryland for the three months ended June 30, 2011, compared to the three months ended June 30, 2010.

Interest Charges

Interest charges increased $46,000, or 2.6%, primarily due to an increase in short-term debt outstanding and increased short-term borrowing interest charges that were previously capitalized, a result of the Termination Agreement with NSRWRC as of August 6, 2010.

Net Income

Our net income decreased $45,000, or 2.5%, for the three months ended June 30, 2011, compared to the same period a year ago.  This decrease in net income was primarily due to lower operating income margins from our non-utility subsidiaries and increased interest charges for the second quarter of 2011 compared to the same period in 2010.  The decrease in net income is partially offset by higher operating income margins in our utility business.

Results of Operations – Analysis of the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Operating Revenues

Revenues totaled $31.3 million for the six months ended June 30, 2011, $0.3 million or 0.9%, above revenues for the six months ended June 30, 2010 of $31.0 million.  Water sales revenues increased $794,000, or 3.0%, for the six months ended June 30, 2011 over the corresponding period in 2010.  The increase in water sales is due to the addition of service territory and water interconnections, a slight increase in water consumption and a temporary rate increase placed into effect on June 10, 2011, as permitted under Delaware law, until new rates are approved by the DEPSC.  In addition, the Distribution System Improvement Charge, or DSIC, revenue increased for the six months ended June 30, 2011 compared to the same period in 2010.  We realized 88.3% of our total operating revenue in the first six months of 2011 from the sale of water as compared to 86.5% in 2010.

Other utility operating revenue totaled $1.5 million for the six months ended June 30, 2011 as compared to $1.3 million in 2010.  The increase is primarily the result of increased wastewater customer service revenues.

Non-utility operating revenue decreased $0.6 million for the six months ended June 30, 2011, or 22.4%, from $2.8 million in 2010 to $2.2 million for the same period in 2011.  This decrease is primarily due to less design and permitting services performed for a project in Middletown, Delaware, a decrease in contract services performed for municipalities in Maryland following the purchase of the Town of Port Deposit’s water assets and a reduction in contract services for municipalities in Pennsylvania.  In addition, consulting revenue earned by Artesian Consulting Engineers decreased due to the reduction and reorganization of the business.  The decrease in non-utility operating revenue is partially offset by an increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue earned by Artesian Resources.  The SLP Plans provide coverage for all material and labor required to repair or replace participants’ leaking water service or clogged sewer lines up to an annual limit.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $1.1 million, or 5.7%, to $19.9 million for the six months ended June 30, 2011, compared to $18.8 million for the same period in 2010.  The components of the change in operating expenses include an increase in utility operating expenses of $1.4 million and decrease in non-utility operating expenses of $0.3 million.

The increase in utility operating expenses of $1.4 million, or 9.3%, for the six months ended June 30, 2011 over the same period in 2010, is primarily comprised of an increase in payroll and employee benefits costs, administration expenses and repair and maintenance expenses.

Payroll and employee benefit costs increased $0.8 million, or 10.6%, compared to the same period in 2010, primarily as a result of an increase in wages and increased medical benefit premiums.

Administration expenses increased $0.4 million, or 19.7%, primarily due to legal costs associated with ongoing litigation against Chester Water Authority.

Repair and maintenance expenses increased $0.2 million, or 21.1%, a result of increased water treatment equipment maintenance costs, increased meter maintenance costs increased software support fees and increased fuel costs.

Non-utility expenses decreased approximately $261,000, or 13.2%, primarily the result of less project activity in Artesian Utility as compared to the same period in 2010.  The decrease in non-utility expenses is partially offset by an increase in legal costs of approximately $240,000.  Artesian Water received a federal grand jury subpoena in connection with an investigation being conducted by the United States Attorney’s Office in the Eastern District of Pennsylvania and the Environmental Protection Agency.

Property and other taxes decreased by $46,000, or 2.3%, compared to the same period in 2010, primarily due to the first year assessment of a Maryland facility that was recorded in 2010 and was retroactive to include 2009.  Partially offsetting the decrease in property and other taxes is an increase in payroll taxes, a result of increased payroll costs.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 63.6% for the six months ended June 30, 2011, compared to 60.7% for the six months ended June 30, 2010.

Depreciation and amortization expense increased $179,000, or 5.2%, due to continuing investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense decreased $372,000 due to lower taxable income for the six months ended June 30, 2011, compared to the six months ended June 30, 2010.  The decrease in federal and state income tax is partially offset by an increase due to a retroactive adjustment to our effective tax rate applied to a deferred tax liability related to the bonus depreciation calculation in the State of Maryland.

Interest Charges

Interest charges increased $93,000, or 2.6%, primarily due to an increase in short-term debt outstanding and increased short-term borrowing interest charges that were previously capitalized, a result of the Termination Agreement with NSRWRC as of August 6, 2010.

Net Income

Our net income decreased $682,000, or 19.8%, for the six months ended June 30, 2011, compared to the same period a year ago.  This decrease in net income was primarily due to lower operating income margins for the period ended June 30, 2011 compared to the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the six months ended June 30, 2011 were $10.4 million provided by cash flow from operating activities and $2.8 million from the issuance of long-term debt.  Approximately $0.1 million of equity issuance costs were deferred at June 30, 2011.  In July 2011, after the Company completed the sale of its Class A Non-Voting Common Stock, the equity issuance costs were recorded as an offset to additional paid in capital.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

Investment in Plant and Systems

The primary focus of Artesian Water’s investment was to continue to provide high quality reliable service to our growing service territory.  We invested $6.6 million in capital expenditures during the first six months of 2011 compared to $6.3 million invested during the same period in 2010.  During the first six months of 2011, we invested $1.4 million to enhance or improve existing treatment facilities and for the rehabilitation of pumping equipment to better serve our customers.  We invested $1.8 million to upgrade and automate our meter reading equipment.  We invested approximately $0.2 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities.  We invested approximately $1.5 million in mandatory utility plant expenditures, due to governmental highway projects, which require the relocation of water service mains.  Developers financed $0.6 million for the installation of water mains and hydrants for the first six months of 2011 compared to $0.9 million for the first six months of 2010.  We also invested $0.3 million for equipment purchases, computer hardware and software upgrades, and building upgrades, furniture and equipment related to renovations made to our main office building located in New Castle County.  The investment in general plant also includes an additional investment of $0.3 million for transportation and equipment purchases.  An additional $0.5 million was invested in wastewater projects in Delaware and Maryland.

Lines of Credit

At June 30, 2011, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of June 30, 2011, there was $17.4 million of available funds under this line of credit.  The interest rate for borrowings under this line is based on the London Interbank Offered Rate, or LIBOR.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of January 18, 2012 or any date on which Citizens demands payment.

At June 30, 2011, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of June 30, 2011, there was $17.0 million of available funds under this line of credit.  The interest rate for borrowings under this line is LIBOR plus 1.50%.  The term of this line of credit expires on January 17, 2012.

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

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$25,632	$	-----	$	-----	$	-----

Long-Term Debt

On August 1, 2008, Artesian Water Maryland executed a promissory note in the amount of approximately $2.3 million to Sunrise Holdings, L.P., or Sunrise, in connection with the Mountain Hill acquisition, that bears interest at a variable interest rate of LIBOR plus 1.50%.  The note is payable in four equal annual installments, commencing on the first anniversary of the closing date.  Two annual installment payments were made in the amount of $0.6 million each.  The remaining principal balance due on this note, as of June 30, 2011, is $1.2 million.  The note is secured by a first lien security interest in all of Mountain Hill’s assets in favor of Sunrise and is guaranteed by Artesian Resources.

Artesian Water’s trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66 ⅔% of total capitalization.  Our debt to total capitalization, including the short-term portion thereof, was 53.1% at June 30, 2011.  In addition, our revolving line of credit with CoBank contains customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets, change our business or incur additional indebtedness.  In addition, this line of credit requires us to abide by certain financial covenants and ratios.  As of June 30, 2011, we were in compliance with these covenants.

We expect to fund our activities for the next twelve months using our available cash balances and bank credit lines, plus projected cash generated from operations.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First Mortgage Bonds (Principal and Interest)	$7,067	$14,022	$13,847	$154,594	$189,530
State revolving fund loans (Principal and Interest)	787	1,180	1,574	7,351	10,892
Note Payable (Principal and Interest)	590	580	---	---	1,170
Operating leases	65	94	99	1,588	1,846
Unconditional purchase obligations	3,780	7,539	7,549	20,758	39,626
Tank painting contractual obligation	174	---	---	---	174
Total contractual cash obligations	$12,463	$23,415	$23,069	$184,291	$243,238

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

On July 15, 2011, Artesian Water entered into a Financing Agreement, or Financing Agreement, with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of Delaware, or the Department.  The Company has been given a loan of approximately $3.6 million, or the Loan, from the Delaware Safe Drinking Water Revolving Fund to finance all or a portion of the cost to replace specific water transmission mains in service areas located in New Castle County, Delaware (collectively, the “Project”).  In accordance with the Financing Agreement, the Company will from time to time request funds under the Loan as it incurs costs in connection with the Project.  The Company shall pay to the Department, on the principal amount drawn down and outstanding from the date drawn, interest at a rate of 1.7% per annum and an administrative fee at the rate of 1.7% per annum.  As of August 5, 2011, no funds were borrowed under this Loan.

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

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2010 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2010 and also in the notes to our consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first six months of 2011 that had a material impact on our financial condition, liquidity or results of operations.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2043.  The Company has $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at June 30, 2011 were approximately $25.6 million.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing a two year supply contract, at a fixed price.

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

As previously disclosed, Artesian Water received a federal grand jury subpoena in connection with an investigation being conducted by the United States Attorney’s Office in the Eastern District of Pennsylvania and the Environmental Protection Agency. The subpoena requests certain documents from Artesian Water principally relating to eight wastewater facilities in Pennsylvania formerly operated by personnel of Artesian Utility Development, Inc., our wholly owned subsidiary.  Artesian Resources was subsequently advised that Artesian Utility’s prior operation of the eight wastewater facilities in Pennsylvania is a subject of the grand jury investigation.  We are fully cooperating with the investigation. Due to the stage of the investigation, we are unable to predict the outcome of the investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against us.  Should such charges or claims be brought, we could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on our business, financial position and results of operations.

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

10.1
Financing Agreement, dated as of July 15, 2011, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.1 filed with the Company’s form 8-K filed on July 19, 2011.

10.2
General Obligation Note (New Castle County Water Main Transmission Replacements Projects), Series 2011-SRF, dated as of July 15, 2011, issued by Artesian Water Company, Inc. in favor of Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.2 filed with the Company’s form 8-K filed on July 19, 2011.

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).*

101
The following financial statements from Artesian Resources Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Retained Earnings; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: August 9, 2011	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: August 9, 2011	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Financing Agreement, dated as of July 15, 2011, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.1 filed with the Company’s form 8-K filed on July 19, 2011.

10.2
General Obligation Note (New Castle County Water Main Transmission Replacements Projects), Series 2011-SRF, dated as of July 15, 2011, issued by Artesian Water Company, Inc. in favor of Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.2 filed with the Company’s form 8-K filed on July 19, 2011.

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).*

101
The following financial statements from Artesian Resources Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Retained Earnings; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

*   Filed herewith