Form 10-Q
period 2011-09-30
ARTESIAN RESOURCES CORP
filed 2011-11-08
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 3, 2011, 7,711,523 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

TABLE OF CONTENTS

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

Part I	-	Financial Information:

Item 1	-	Financial Statements	Page(s)

		Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (unaudited)	3

		Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Retained Earnings for the three and nine months ended September 30, 2011 and 2010 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	5

		Notes to the Condensed Consolidated Financial Statements	6 – 17

Item 2	-	Management's Discussion and Analysis of Financial Condition and Results of Operations	18 – 27

Item 3	-	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4	-	Controls and Procedures	28

Part II	-	Other Information:

Item 1	-	Legal Proceedings	28

Item 1A	-	Risk Factors	28

Item 4		[Reserved]	28

Item 6	-	Exhibits	29

Signatures

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)
ASSETS	September 30, 2011	December 31, 2010
Utility plant, at original cost less accumulated depreciation	$350,504	$345,383
Current assets
Cash and cash equivalents	207	179
Accounts receivable (less allowance for doubtful accounts 2011 - $234; 2010-$230)	4,814	5,094
Unbilled operating revenues	3,873	3,614
Materials and supplies	1,490	1,246
Prepaid property taxes	1,942	1,260
Prepaid expenses and other	1,321	2,640
Total current assets	13,647	14,033
Other assets
Non-utility property (less accumulated depreciation 2011-$388; 2010-$377)	4,237	4,480
Other deferred assets	5,200	5,023
Total other assets	9,437	9,503
Regulatory assets, net	2,252	2,610
	$375,840	$371,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$8,592	$7,637
Preferred stock	---	---
Additional paid-in capital	85,865	69,989
Retained earnings	16,330	17,520
Total stockholders' equity	110,787	95,146
Long-term debt, net of current portion	105,955	105,061
	216,742	200,207
Current liabilities
Lines of credit	12,195	29,071
Overdraft payable	611	740
Current portion of long-term debt	1,716	1,545
Accounts payable	2,741	3,401
Dividends payable	1,658	---
Accrued expenses	2,607	2,126
Deferred income taxes	935	459
Accrued interest	1,352	1,189
Customer deposits	916	805
Other	2,077	2,549
Total current liabilities	26,808	41,885

Commitments and contingencies	---	---

Deferred credits and other liabilities
Net advances for construction	15,410	16,159
Postretirement benefit obligation	366	525
Deferred investment tax credits	648	664
Deferred income taxes	40,545	37,558
Total deferred credits and other liabilities	56,969	54,906

Net contributions in aid of construction	75,321	74,531
	$375,840	$371,529

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
Unaudited
(In thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Operating revenues
Water sales	$15,921	$16,097	$43,520	$42,901
Other utility operating revenue	751	657	2,208	1,990
Non-utility revenue	1,058	1,209	3,269	4,059
	17,730	17,963	48,997	48,950

Operating expenses
Utility operating expenses	8,313	7,697	24,527	22,531
Non-utility operating expenses	709	946	2,424	2,923
Depreciation and amortization	1,897	1,750	5,530	5,204
State and federal income taxes	1,505	1,922	3,459	4,248
Property and other taxes	939	942	2,882	2,931
	13,363	13,257	38,822	37,837

Operating income	4,367	4,706	10,175	11,113

Other income (expense), net
Allowance for funds used during construction	67	73	140	140
Miscellaneous	(387)	(47)	185	520

Income before interest charges	4,047	4,732	10,500	11,773

Interest charges	1,809	1,835	5,500	5,432

Net income	$2,238	$2,897	$5,000	$6,341

Retained earnings, beginning of period	$17,379	$16,200	$17,520	$15,577

Less dividends	(3,287)	(1,422)	(6,190)	(4,243)

Retained earnings, end of period	$16,330	$17,675	$16,330	$17,675

Income per common share:
Basic	$0.26	$0.38	$0.63	$0.84
Diluted	$0.26	$0.38	$0.63	$0.83

Weighted average common shares outstanding
Basic	8,547	7,562	7,960	7,538
Diluted	8,579	7,623	8,000	7,601

Cash dividend per common share	$0.1902	$0.1882	$0.5696	$0.5637

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	For the Nine Months
	Ended September 30
	2011		2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$5,000	$6,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		5,530	5,204
Deferred income taxes, net		3,447	2,412
Stock compensation		91	80
AFUDC		(140)	(140)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts		280	854
Unbilled operating revenues		(259)	(647)
Materials and supplies		(244)	(8)
Prepaid property taxes		(682)	(671)
Prepaid expenses and other		1,319	(539)
Other deferred assets		(264)	(128)
Regulatory assets		358	(107)
Accounts payable		(660)	(577)
Accrued expenses		481	594
Accrued interest		163	(23)
Customer deposits and other, net		(361)	671
Postretirement benefit obligation		(159)	(50)
NET CASH PROVIDED BY OPERATING ACTIVITIES		13,900	13,266

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC)		(10,730)	(11,650)
Proceeds from sale of assets		47	43
NET CASH USED IN INVESTING ACTIVITIES		(10,683)	(11,607)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under lines of credit agreements		(16,876)	(1,258)
(Decrease) increase in overdraft payable		(129)	2,409
Net advances and contributions in aid of construction		500	1,671
Change in deferred debt issuance costs		43	27
Net proceeds from issuance of common stock		16,740	1,029
Dividends paid		(4,532)	(4,243)
Issuance of long-term debt		2,892	---
Principal repayments of long-term debt		(1,827)	(1,334)
NET CASH USED IN FINANCING ACTIVITIES		(3,189)	(1,699)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		28	(40)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		179	474

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$207	$434

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions		$614	$329
Interest paid		$5,337	$5,455
Income taxes paid	$	---	$1,942

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

MARYLAND REGULATED SUBSIDIARIES

Artesian Water Maryland, Inc., or Artesian Water Maryland, began operations in August 2007 with the acquisition of the Carpenters Point Water Company, which includes a 141 home community in Cecil County near the Interstate 95 growth corridor between Philadelphia and Baltimore and which has sufficient groundwater supply and elevated water storage to serve additional customers in the undeveloped portions of its franchise and surrounding area.  The Mountain Hill Water Company was acquired in August 2008, which includes service rights to 8,000 acres of undeveloped land in Cecil County’s growth area.  Included in this Mountain Hill Service Area is the Principio Business Park, as well as the proposed 660 home residential development of Charlestown Crossing.  We currently serve three commercial accounts in the Principio Business Park.  On June 4, 2009, the Maryland Public Service Commission, or MDPSC, approved installation of a water main to serve residents of Whitaker Woods, an existing 172 home development located adjacent to the Mountain Hill Service Area.  As of September 30, 2011, 40 homes in Whitaker Woods were receiving water service.  On September 9, 2009, the MDPSC approved Artesian Water Maryland’s request to construct a water system to serve the first phase, consisting of 71 homes, in the Charlestown Crossing housing development, of which 22 homes are currently served.

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

In addition, Artesian Water Maryland has entered into a purchase agreement to further expand our service capabilities.  In October 2008, Artesian Water Maryland signed an agreement, or the Cecil County Purchase Agreement, to purchase from Cecil County all of Cecil County’s rights, title and interest in and to the Meadowview, Pine Hills, Harbourview and Route 7 water facilities and the associated parcels of real property, easement rights and water transmission and distribution systems at a price equal to the net asset value of the purchased assets, which is approximately $2.3 million, and assume certain liabilities at closing.  This sum may be paid in cash at closing or, upon mutual agreement, by a note payable to Cecil County.  The Cecil County Purchase Agreement may be terminated by either party, subject to certain exceptions, in the event of an uncured breach by the other party.  In response to the Cecil County Purchase Agreement, the Appleton Regional Community Alliance, or Appleton Alliance, filed a petition with The Circuit Court of Cecil County, Maryland, or Circuit Court, in opposition to the transactions on the grounds that Cecil County has no right to sell the assets involved in the transaction, which has delayed the closing.  The Circuit Court decided in favor of Cecil County on July 24, 2009.  On August 19, 2009, the Appleton Alliance filed an appeal of the Circuit Court’s decision with the Maryland Court of Special Appeals.  Upon the request of Cecil County, which was not opposed by the Appleton Alliance, the matter was moved to the state’s highest Court of Appeals, where it was heard on June 2, 2010.  Upon the mutual agreement of the parties, the closing date was extended to the final day of the sixth month following the final judicial determination by the Maryland Court of Appeals on the Appleton Alliance petition. The Court of Appeals issued a decision on June 21, 2011, holding that Maryland law does not prohibit Cecil County from entering into the Cecil County Purchase Agreement with Artesian Water Maryland.  The decision enabled Artesian Water Maryland to proceed with consummating the transaction contemplated by the Cecil County Purchase Agreement, subject to receipt of approval of the transaction from the MDPSC.  On August 31, 2011, the MDPSC issued an order granting Artesian Water Maryland authority to exercise the franchise area awarded by Cecil County, including areas served by the water facilities being acquired by Artesian Water Maryland under the Cecil County Purchase Agreement.  On September 30, 2011, the Appleton Alliance filed a petition for judicial review of the MDPSC decision to issue the order in the Circuit Court of Baltimore City.  Artesian Water Maryland and the MDPSC have each filed a notice of intent to participate for filing in this matter.  The closing on the Cecil County Purchase Agreement is expected to occur on or before December 31, 2011.

Artesian Wastewater Maryland, Inc., or Artesian Wastewater Maryland, is a regulated wastewater entity in the State of Maryland and was incorporated on June 3, 2008 specifically for the purpose of executing the purchase agreements described below.

On September 27, 2011, Artesian Resources, Artesian Wastewater Maryland and Cecil County mutually agreed to enter into a Termination of Asset Purchase Agreements, Franchise and Parent Guaranty, or the Termination Agreement, to terminate the following agreements:

1.
Asset Purchase Agreement, or the Meadowview Wastewater Asset Purchase Agreement, dated as of October 7, 2008, under which Artesian Wastewater Maryland agreed to purchase from Cecil County the wastewater facilities known as the Meadowview Wastewater Facility, the Highlands Wastewater Facility and the associated parcels of real property, easement rights and wastewater collection systems with respect to each facility.

2.
Asset Purchase Agreement, or the Cherry Hill Wastewater Asset Purchase Agreement and, together with the Meadowview Wastewater Asset Purchase Agreement, the Asset Purchase Agreements, dated as of October 7, 2008, under which Artesian Wastewater Maryland agreed to purchase from Cecil County the wastewater facilities known as the Cherry Hill Wastewater Facility, the Harbourview Wastewater Facility and the associated parcels of real property, easement rights and wastewater collection systems with respect to each facility.

Certain ancillary agreements, including a wastewater franchise agreement between Artesian Wastewater Maryland and Cecil County, and a parent guaranty between Artesian Resources and Cecil County, were also terminated by the Termination Agreement.  The termination of the Asset Purchase Agreements resulted in an approximately $349,000 reclassification of deferred acquisition costs from regulatory assets on our Condensed Consolidated Balance Sheet to miscellaneous other expense on our Condensed Consolidated Statement of Income.

Termination of the Asset Purchase Agreements and the wastewater franchise agreement is subject to the approval of the MDPSC.  Artesian Wastewater Maryland has agreed to file an application with the MDPSC for such approval.

As a result of the termination, Artesian Wastewater Maryland will not have any right or interest in the wastewater facilities or other assets covered by the Asset Purchase Agreements.  In addition, neither Artesian Wastewater Maryland nor Cecil County will have any obligation to each other with respect to the Asset Purchase Agreements, except with respect to MDPSC approval as described above.

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

In connection with the Asset Purchase Agreements described above under Artesian Wastewater Maryland, in March 2009, Artesian Utility signed an agreement with the Cecil County Department of Public Works in Cecil County, Maryland to operate the Meadowview Wastewater and Highlands Wastewater treatment and disposal facilities.  This agreement was to remain effective until Artesian Wastewater Maryland purchased the facilities.  The Asset Purchase agreements have since been terminated.  This agreement also employed Artesian Utility to operate two water supply and treatment stations and two booster stations in Cecil County.  In June 2011, Artesian Utility received a notice of termination of the operation agreement for these facilities.  Upon mutual agreement, the termination of the operation agreement became effective September 30, 2011.

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

OTHER

Artesian Resources initiated a Water Service Line Protection Plan, or WSLP Plan, in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers’ leaking water service lines up to an annual limit.  As of September 30, 2011, approximately 16,200, or 23.5%, of our eligible water customers had signed up for the WSLP Plan.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers’ sewer lines.  This plan, the Sewer Service Line Protection Plan, or SSLP Plan, covers all parts, material and labor required to repair or replace participating customers’ leaking or clogged sewer lines up to an annual limit.  As of September 30, 2011, approximately 8,900, or 12.8%, of our eligible customers had signed up for the SSLP Plan.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-customers of Artesian Resources.  As of September 30, 2011, approximately 730 non-customer participants have signed up for either the WSLP Plan or SSLP Plan.

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

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly-owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's balance sheet position as of September 30, 2011, the results of operations for the quarterly and nine month periods ended September 30, 2011 and 2010 and cash flows for the nine month periods ended September 30, 2011 and 2010.

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

NOTE 3 – STOCK COMPENSATION PLANS

On May 25, 2005, the Company’s stockholders approved a new Equity Compensation Plan, which authorizes up to 500,000 shares of Class A Non-Voting Common Stock, or Class A Stock, for issuance, referred to as the 2005 Equity Compensation Plan, or the Plan.  Since May 25, 2005, no additional grants have been made under the Company’s other stock-based compensation plans that were previously available.  The Company accounts for stock options issued after January 1, 2006 under FASB ASC Topic 718.  For the three and nine months ended September 30, 2011, compensation expense of approximately $29,000 and $91,000 was recorded for stock options granted in May 2011 and May 2010.  Approximately $32,000 and $80,000 in compensation expense was recorded during the three and nine months ended September 30, 2010 for stock options issued in May 2010 and May 2009.  Costs were determined based on the fair value at the grant dates and those costs are being charged to income over the service period associated with the grants.

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

The following summary reflects changes in the shares of Class A Non-Voting Common Stock under option:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)
Plan options
Outstanding at January 1, 2011	440,800	$17.18
Granted	33,750	19.06
Exercised	(15,050)	11.54
Expired	---
Outstanding at September 30, 2011	459,500	$17.50	4.68	$524

Options exercisable at September 30, 2011	425,750	$17.38	4.28	$524

The total intrinsic value of options exercised during the nine months ended September 30, 2011 was approximately $111,000.

The following summary reflects changes in the non-vested shares of Class A Stock under option:

Non-vested Shares	Option Shares	Weighted Average Grant – Date Fair Value Per Option
Non-vested at January 1, 2011	33,750	$3.73
Granted	33,750	3.50
Vested	(33,750)	3.73
Canceled	---	---
Non-vested at September 30, 2011	33,750	$3.50

As of September 30, 2011, there was $73,000 of total unrecognized expense related to non-vested option shares granted under the Plan.  The cost will be recognized over the remaining 0.63 year vesting period of the unvested options.

NOTE 4 - REGULATORY ASSETS

FASB ASC Topic 980 stipulates generally accepted accounting principles for companies whose rates are established or subject to approvals by a third-party regulatory agency.  Certain expenses are recoverable through rates charged to our customers, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the Delaware Public Service Commission, or DEPSC, the MDPSC and the PAPUC.  Depreciation and salary study expenses are amortized on a straight-line basis over a period of five years and two years for all other expenses related to Delaware rate proceedings and applications to increase rates.  Other expenses related to Maryland rate proceedings and applications to increase rates are amortized on a straight line basis over a period of five years or until the next rate increase application.  The postretirement benefit obligation, which is being amortized over twenty years, is adjusted for the difference between the net periodic postretirement benefit costs and the cash payments.  The amount recognized in the consolidated financial statements is determined on an actuarial basis, which uses assumptions about inflation, mortality, medical trend rates and discount rates.  The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customers reverse.  Goodwill was recognized as a result of the acquisition of Mountain Hill in August 2008 and is currently being amortized on a straight-line basis over a period of fifty years.  Deferred acquisition and franchise costs are the result of due diligence costs related to the proposed purchase and franchise agreements for water facilities in Cecil County, Maryland and the November 2010 purchase of the Port Deposit, Maryland water assets.  Amortization of these deferred acquisition costs begin once the acquired assets are placed into service.  The amortization of the Port Deposit acquisition began in November 2010 and will be amortized over a period of twenty years.  The termination of the Asset Purchase Agreements discussed in Note 1 - General - Maryland Regulated Subsidiaries resulted in an approximately $349,000 reclassification of deferred acquisition costs from regulatory assets on our Condensed Consolidated Balance Sheet to miscellaneous other expense on our Condensed Consolidated Statement of Income.

Regulatory assets, net of amortization, comprise:
	Unaudited
	(in thousands)
	September 30, 2011	December 31, 2010

Postretirement benefit obligation	$477	$637
Deferred income taxes recoverable in future rates	510	521
Goodwill	350	355
Deferred acquisition and franchise costs	672	1,009
Expense of rate and regulatory proceedings	243	88
	$2,252	$2,610

Expenses related to the Net Periodic Pension Cost for the postretirement benefit obligation are as follows:

	Unaudited
	(in thousands)
For the Nine Months Ended September 30,
	2011	2010
Net Periodic Pension Cost
Interest cost	$26	$33
Amortization of net loss (gain)	11	(2)
Amortization of transition obligation	6	6

Total Net Periodic Benefit Cost	$43	$37

Contributions

Artesian Water contributed $83,000 to its postretirement benefit plan in the first nine months of 2011.  These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company’s eligible retired employees.

NOTE 5 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.  The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Weighted average common shares outstanding
during the period for Basic computation	8,547	7,562	7,960	7,538
Dilutive effect of employee stock options	32	61	40	63

Weighted average common shares outstanding
during the period for Diluted computation	8,579	7,623	8,000	7,601

For the three and nine months ended September 30, 2011, employee stock options to purchase 267,750 and 234,000 shares of common stock were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during this period.

The Company has 15,000,000 authorized shares of Class A Non-Voting Common Stock, or Class A Stock, and 1,040,000 authorized shares of Class B Common Stock, or Class B Stock.  As of September 30, 2011, 7,710,195 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  As of September 30, 2010, 6,694,958 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  The par value for both classes is $1.00 per share.  For the three months ended September 30, 2011 and September 30, 2010 the Company issued 28,049 and 23,918 shares of Class A Stock, respectively.  For the nine months ended September 30, 2011 and September 30, 2010, the Company issued 66,251 and 69,180 shares of Class A Stock, respectively.  In addition, on July 20, 2011 and August 15, 2011, the Company completed the sale of 804,290 shares and 84,000 shares of its Class A Stock, respectively.

Equity per common share was $13.92 and $12.59 at September 30, 2011 and December 31, 2010, respectively.  These amounts were computed by dividing common stockholders' equity by the number of shares of common stock outstanding on September 30, 2011 and December 31, 2010, respectively.

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

On April 11, 2011, Artesian Water filed a request with the DEPSC to implement new rates to meet a requested increase in revenue of 19.45%, or approximately $10.9 million, on an annualized basis.  The new rates are designed to support Artesian Water’s ongoing capital improvement program and to cover increased costs of operations, including chemicals and fuel, electricity, taxes, labor and benefits.  Artesian Water’s last request to implement new rates was filed in April 2008.  As permitted by law, on June 10, 2011, we placed temporary rates into effect designed to generate an increase in annual operating revenue of approximately 4.45%, or $2.5 million on an annualized basis, until new rates are approved by the DEPSC.  Also as permitted by law, on November 11, 2011, we will place into effect a second step of temporary rates designed to generate an additional increase in annual operating revenue of approximately 6.44%, or $3.8 million on an annualized basis, until new rates are approved by the DEPSC.

On December 29, 2010, Artesian Water Maryland filed an application with the MDPSC to revise its rates and charges concerning the former Mountain Hill Water system.  Artesian Water Maryland requested authorization to implement proposed new rates for water service to meet a requested increase in revenue of approximately $65,000 on an annualized basis.  In addition to the increase in rates, Artesian Water Maryland is requesting a change to its rate structure, reducing the per thousand gallon charge while adding a monthly customer and fire protection charge.  On September 16, 2011, the MDPSC authorized a rate increase in revenue of approximately $51,000 on an annualized basis and approved the change in rate struture.

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

On September 30, 2008, Artesian Water Maryland and Artesian Wastewater Maryland filed joint applications with the MDPSC to exercise franchises granted to the Company by Cecil County.  On March 31, 2009, we presented an updated application that included an extended service area and the acquisition of certain facilities.  A petition by the Appleton Alliance delayed the exercise of franchises granted.  On June 21, 2011, the Maryland Court of Appeals held that Maryland law does not prohibit the transfer and sale of assets contemplated by these transactions.  On August 31, 2011, the MDPSC granted authority to exercise the franchises.  On September 27, 2011, Artesian Wastewater Maryland and Cecil County mutually agreed to terminate two asset purchase agreements and a wastewater franchise agreement with respect to certain wastewater facilities in Cecil County.  Termination of the wastewater franchise agreement is subject to receipt of approval from the MDPSC.  Artesian Wastewater Maryland has agreed to file an application with the MDPSC for such approval.  See Note 1 – General – Maryland Regulated Subsidiaries for further discussion.

Other Proceedings

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC.  This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility’s overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period.  During 2010, Artesian Water filed two applications with the DEPSC for approval to collect a 0.34% increase and 0.68% increase during the first and second half of the year, respectively.  These increases recover the costs of eligible revenue producing improvements made since the last rate increase in 2008, and were calculated to generate approximately $286,000 in revenue annually.  In November 2010, we filed an application with the DEPSC for approval to increase the DSIC rate to 1.47% effective January 1, 2011, which will generate approximately $390,000 in revenue on an annual basis.  The DEPSC approved the DSIC effective January 1, 2010, July 1, 2010 and January 1, 2011, subject to audit at a later date.  For the three months ended September 30, 2010, we earned approximately $106,000 in DSIC revenue.  We did not earn any DSIC revenue during the three months ended September 30, 2011.  For the nine months ended September 30, 2011 and September 30, 2010, we earned approximately $347,000 and $193,000, respectively, in DSIC revenue.

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

NOTE 7 – INCOME TAXES

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  As a result of our review of our tax positions, we determined that we had no material uncertain tax positions.  The Company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.  There were no such interest and penalty charges for the nine months ended September 30, 2011 or September 30, 2010.  The Company remains subject to examination by state authorities for tax years 2008 through 2010 and by federal authorities for the tax years 2009 through 2010.  During the second quarter of 2010, the Internal Revenue Service, or IRS, conducted an examination of the Company’s Federal income tax returns for 2007 and 2008.  The IRS has proposed no changes to the 2007 consolidated corporate income tax return.  The IRS made changes to the tax depreciation expense, which is related to the bonus depreciation calculation, on the 2008 consolidated corporate income tax return in the amount of approximately $1.9 million.  This change does not constitute a disallowance of a deduction, but only a deferral of such deduction.  The depreciation expense will be taken in subsequent years over the remaining tax lives of the applicable assets.  This adjustment reduces the Net Operating Loss generated in 2008 by the same amount.  The Company agrees with this change.

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

Long-term Financial Liabilities

The fair value of Artesian Resources' long-term debt as of September 30, 2011 and December 31, 2010, determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities as guided under FASB ASC 825 are shown below:

In thousands
	September 30, 2011	December 31, 2010
Carrying amount	$107,671	$106,606
Estimated fair value	125,180	113,481

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

NOTE 10 – RELATED PARTY TRANSACTIONS

Prior to the signing of the Termination Agreement on August 6, 2010 discussed in Note 9 - Northern Sussex Regional Water Recycling Complex, LLC, the Company entered into transactions in the normal course of business with related parties.  The owner of NSRWRC is the sole owner of Meridian Architects and Engineers, LLC, or Meridian Architects, Meridian Enterprises, LLC, or Meridian Enterprises, and Meridian Consulting, LLC, or Meridian Consulting.  Approximately $15,000 was paid to Meridian Enterprises for the nine months ended September 30, 2010 for office space rental.  Also, as of September 30, 2010, the Company had an accounts receivable balance for engineering services due from Triple D Double S, LLC of approximately $1,000, which was owned by the owner of NSRWRC.  In addition, for the nine months ended September 30, 2010, related party revenue for engineering services was approximately $4,000 from Triple D Double S, LLC.  All services were provided in the ordinary course of business at fees and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.

NOTE 11 – COMMON STOCK OFFERING

On July 20, 2011, the Company completed the sale of 804,290 shares of its Class A Non-Voting Common Stock.  The net proceeds (after deducting underwriting discounts and commissions and offering expenses) of approximately $14.1 million were used to fund a paid-in capital contribution in the same amount to Artesian Water.  Artesian Water used the paid-in capital contribution to repay short-term borrowings (including borrowings incurred under our line of credit with Citizens Bank that is available to all of our subsidiaries) incurred primarily to finance expenses associated with its construction program, including investment in utility plant and equipment, and to fund capital expenditures and other general corporate purposes.

On August 15, 2011, the Company completed the sale of an additional 84,000 shares of its Class A Non-Voting Common Stock, in accordance with the option granted to the underwriters to cover over-allotments associated with our July 2011 stock offering.  The net proceeds of approximately $1.5 million were used to fund a paid-in capital contribution in the same amount to Artesian Water as noted above.

NOTE 12 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2011, the FASB issued amended guidance to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  The Company currently does not have other comprehensive income.  Should the Company have other comprehensive income in the future we will determine if we will present it on a single continuous statement of comprehensive income or in two separate but consecutive statements.

In September 2011, the FASB issued amended guidance that permits an entity to first assess qualitative factors to determine whether it is necessary to perform the annual two-step quantitative goodwill impairment test.  Under this guidance, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The Company does not expect a material impact on the Company's financial statements due to the adoption of this guidance.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2011

OVERVIEW

Our profitability is primarily attributable to the sale of water by Artesian Water.  Gross water sales in Artesian Water comprise 87.8% of total operating revenues.  Our profitability is also attributed to the various contract operations, water and sewer Service Line Protection Plans and other services we provide.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives.  Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

While water sales revenues are our primary source of revenues, we continue to seek growth opportunities to provide wastewater service in Delaware and the surrounding areas.  We also continue to explore and develop relationships with developers and municipalities in order to increase revenues from contract water and wastewater operations, wastewater management services, design, construction and engineering services.  We plan to continue developing and expanding our contract operations and other services in a manner that complements our growth in water service to new customers.  Our anticipated growth in these areas is subject to changes in residential and commercial construction, which may be affected by interest rates, inflation and general housing and economic market conditions.  We anticipate continued growth in our non-regulated division due to our water and sewer Service Line Protection Plans.

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers served contributed to increases in our operating revenue.  The Town of Middletown, which is one of our municipal customers and is located in southern New Castle County, Delaware, has nearly doubled in population since 2001, and population growth in this area is expected to continue for some time as a result of ongoing and future residential construction.  As population growth continues in Middletown and other areas in Delaware, we believe that the demand for water will increase, thereby contributing to an increase in our operating revenues.  As of September 30, 2011, we had approximately 78,500 metered water customers in Delaware, an increase of approximately 800 compared to September 30, 2010.  The number of metered water customers in Maryland increased by approximately 300 compared to 2010, and the number of metered water customers in Pennsylvania remained consistent with 2010.

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

Artesian Consulting Engineers acquired all the assets of Meridian Architects and Engineers in June 2008.  As a result of the decline in new housing and development due to the economic downturn, the need for development and architectural services has remained depressed.  Therefore, in April 2011, we decided to reduce staffing levels and reorganize the business.  Artesian Consulting Engineers will no longer provide development and architectural services to outside third parties.  Artesian Consulting Engineers will continue to work with existing clients on projects already in progress for engineering services until those projects are complete.  We will continue to provide design and engineering contract services through our Artesian Utility subsidiary.

Protection Plans

In addition to services discussed above, Artesian Resources initiated a Water Service Line Protection Plan, or WSLP Plan, in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers’ leaking water service lines up to an annual limit.  As of September 30, 2011, approximately 16,200, or 23.5%, of our eligible water customers had signed up for the WSLP Plan.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers’ sewer lines.  This plan, the Sewer Service Line Protection Plan, or SSLP Plan, covers all parts, material and labor required to repair or replace participating customers’ leaking or clogged sewer lines up to an annual limit.  As of September 30, 2011, approximately 8,900, or 12.8%, of our eligible customers had signed up for the SSLP Plan.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-customers of Artesian Resources.  As of September 30, 2011, approximately 730 non-customer participants have signed up for either the WSLP Plan or SSLP Plan.

Strategic Direction

Our strategy is to significantly increase customer growth, revenues, earnings and dividends by expanding our water, wastewater, and Service Line Protection Plan services across the Delmarva Peninsula.  We remain focused on providing superior service to our customers and continuously seeking ways to improve our efficiency and performance.  By providing water and wastewater services, we believe we are positioned as the primary resource for developers and communities throughout the Delmarva Peninsula seeking to fill both needs simultaneously.  We have a proven ability to acquire and integrate high growth, reputable entities, through which we have captured additional service territories that will serve as a base for future revenue.  With recent acquisitions, we have successfully integrated their operations, infrastructure, technology and employees.  We believe this experience presents a strong platform for further expansion and that our success to date also produces positive relationships and credibility with regulators, municipalities, developers and customers in both existing and prospective service areas.

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

The general need for increased capital investment in our water and wastewater systems is due to a combination of population growth, more protective water quality standards and aging infrastructure.  Our capital investment plan for the next five years includes projects for water treatment plant improvements and additions in both Delaware and Maryland and wastewater treatment plant improvements and additions in Delaware.  Capital improvements are planned and budgeted to meet anticipated changes in regulations and needs for increased capacity related to projected growth.  The Delaware Public Service Commission and Maryland Public Service Commission have generally recognized the operating and capital costs associated with these improvements in setting water and wastewater rates for current customers and capacity charges for new customers.

In our non-regulated division, we are actively pursuing opportunities to expand our contract operations.  In Artesian Utility, we will seek to expand our contract design and construction services of water and wastewater facilities for developers, municipalities and other utilities.  Artesian Development owns two nine-acre parcels of land, located in Sussex County, Delaware, which will allow for construction of a water treatment facility and wastewater treatment facility.  Artesian Consulting Engineers will no longer provide development and architectural services to outside third parties.  Artesian Consulting Engineers will continue to work with existing clients on projects already in progress for engineering services until those projects are complete.  Artesian will continue to provide design and engineering contract services through our Artesian Utility subsidiary.

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

On April 11, 2011, Artesian Water filed a request with the Delaware Public Service Commission to implement new rates to meet a requested increase in revenue of 19.45%, or approximately $10.9 million, on an annualized basis.  The new rates are designed to support Artesian Water’s ongoing capital improvement program and to cover increased costs of operations, including chemicals and fuel, electricity, taxes, labor and benefits.  Artesian Water’s last request to implement new rates was filed in April 2008.  As permitted by law, on June 10, 2011, we placed temporary rates into effect designed to generate an increase in annual operating revenue of approximately 4.45%, or $2.5 million on an annualized basis, until new rates are approved by the Delaware Public Service Commission.  Also as permitted by law, on November 11, 2011, we will place into effect a second step of temporary rates designed to generate an additional increase in annual operating revenue of approximately 6.44%, or $3.8 million on an annualized basis, until new rates are approved by the DEPSC.

On December 29, 2010, Artesian Water Maryland filed an application with the Maryland Public Service Commission to revise its rates and charges concerning the former Mountain Hill Water system.  Artesian Water Maryland requested authorization to implement proposed new rates for water service to meet a requested increase in revenue of approximately $65,000 on an annualized basis.  In addition to the increase in rates, Artesian Water Maryland is requesting a change to its rate structure, reducing the per thousand gallon charge while adding a monthly customer and fire protection charge.  On September 16, 2011, the MDPSC authorized a rate increase in revenue of approximately $51,000 on an annualized basis and approved the change in rate struture.

We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability.  The cumulative effect of inflation results in significantly higher facility costs compared to investments made 20 to 40 years ago, which must be recovered from future cash flows.

Results of Operations – Analysis of the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Operating Revenues

Revenues totaled $17.7 million for the three months ended September 30, 2011, $0.3 million, or 1.3%, below revenues for the three months ended September 30, 2010 of $18.0 million.  Water sales revenues decreased $176,000, or 1.1%, for the three months ended September 30, 2011 over the corresponding period in 2010.  The record precipitation experienced during July through September of 2011 reduced per capita consumption in comparison to the quarter ended September 30, 2010, thereby offsetting the effect of the temporary rate increase that was placed into effect on June 10, 2011 and reducing water sales revenue.  In addition, the Distribution System Improvement Charge, or DSIC, of 1.47% was discontinued, as required under Delaware law, following the implementation of the 4.45% temporary rate increase on June 10, 2011.  The decrease in water sales revenue is partially offset by increases due to the addition of service territory and an increase in resale water revenue.  We realized 89.8% of our total operating revenue for the three months ended September 30, 2011 from the sale of water as compared to 89.6% for the three months ended September 30, 2010.

Other utility operating revenue increased approximately $0.1 million, from $0.7 million for the three months ended September 30, 2010 to $0.8 million for the three months ended September 30, 2011.  The increase is primarily the result of increases in service charges, contract revenue and rental income.  In addition, wastewater revenues increased due to customer growth.

Non-utility operating revenue decreased $0.1 million for the three months ended September 30, 2011, or 12.5%, from $1.2 million in 2010 to $1.1 million for the same period in 2011.  This decrease is primarily due to less design and permitting services performed for a project in Middletown, Delaware, a decrease in contract services performed for municipalities in Maryland following the purchase of the Town of Port Deposit’s water assets and a reduction in contract services for municipalities in Pennsylvania.  In addition, consulting revenue earned by Artesian Consulting Engineers decreased due to the reduction and reorganization of the business.  The decrease in non-utility operating revenue is partially offset by an increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue earned by Artesian Resources.  The SLP Plans provide coverage for all material and labor required to repair or replace participants’ leaking water service or clogged sewer lines up to an annual limit.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.4 million, or 3.9%, to $10.0 million for the three months ended September 30, 2011, compared to $9.6 million for the same period in 2010.  The components of the change in operating expenses include an increase in utility operating expenses of $0.6 million and a decrease in non-utility operating expenses of $0.2 million.

The increase in utility operating expenses of $0.6 million, or 8.0%, for the three months ended September 30, 2011 over the same period in 2010, is primarily comprised of an increase in payroll and employee benefits costs, repair and maintenance expenses and administration expenses.

Payroll and employee benefit costs increased $0.3 million, or 6.3%, compared to the same period in 2010, primarily as a result of an increase in wages and increased medical benefit premiums.

Repair and maintenance expenses increased $0.2 million, or 29.7%, as a result of increased water treatment equipment maintenance costs, increased meter maintenance costs, increased software support fees and increased fuel costs.

Administration expenses increased $0.1 million, or 14.1%, primarily due to rate filing costs associated with our Delaware water rate increase filing and legal costs associated with ongoing litigation against Chester Water Authority contesting the propriety of rates they have charged for water we purchase under contract.

Non-utility expenses decreased approximately $237,000, or 25.1%, primarily the result of less project activity in Artesian Utility as compared to the same period in 2010.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 56.2% for the three months ended September 30, 2011, compared to 53.4% for the three months ended September 30, 2010.

Depreciation and amortization expense increased $147,000, or 8.4%, primarily due to continuing investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense decreased $417,000 primarily due to lower taxable income for the three months ended September 30, 2011, compared to the three months ended September 30, 2010.  In addition, federal and state income tax expense decreased due to a reclassification of deferred acquisition costs from regulatory assets on our Condensed Consolidated Balance Sheet to miscellaneous other expense on our Condensed Consolidated Statement of Income, resulted in an approximately $138,000 tax effect.

Other Income (Expense), Net

Miscellaneous income decreased $340,000 primarily due to an approximately $349,000 reclassification of deferred acquisition costs from regulatory assets on our Condensed Consolidated Balance Sheet to miscellaneous other income (expense) on our Condensed Consolidated Statement of Income, as a result of the termination of agreements discussed in Note 1 to the Condensed Consolidated Financial Statements contained in Item 1 to this Form 10-Q under the heading “General – Maryland Regulated Subsidiaries.”

Interest Charges

Interest charges decreased $26,000, or 1.4%, primarily due to a decrease in short-term debt outstanding.  We used the proceeds from our July 2011 offering of common stock to repay short-term borrowings.

Net Income

Our net income decreased $659,000, or 22.8%, for the three months ended September 30, 2011, compared to the same period a year ago.  This decrease in net income was due to lower operating income margins in our water utility business.  This decrease is also due to an approximately $349,000 reclassification of deferred acquisition costs from regulatory assets on our Condensed Consolidated Balance Sheet to miscellaneous other expense on our Condensed Consolidated Statement of Income, as a result of the termination of agreements discussed in Note 1 to the Condensed Consolidated Financial Statements contained in Item 1 to this Form 10-Q under the heading “General – Maryland Regulated Subsidiaries.”

Results of Operations – Analysis of the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Operating Revenues

Revenues totaled $49.0 million for the nine months ended September 30, 2011, $47,000, or 0.1%, above revenues for the nine months ended September 30, 2010 of $48.9 million.  Water sales revenues increased $619,000, or 1.4%, for the nine months ended September 30, 2011 over the corresponding period in 2010.  The increase in water sales is due to the addition of service territory, an increase in resale water revenue and a temporary rate increase placed into effect on June 10, 2011, as permitted under Delaware law, until new rates are approved by the DEPSC.  In addition, the Distribution System Improvement Charge, or DSIC, revenue increased for the nine months ended September 30, 2011 compared to the same period in 2010.  However, per capita demand has declined for the nine months ended September 30, 2011 in comparison to the nine months ended September 30, 2010, primarily due to the effects of an unusually wet late summer weather pattern, thereby reducing the effect of the temporary rate increase.  We realized 88.8% of our total operating revenue in the first nine months of 2011 from the sale of water as compared to 87.6% in 2010.

Other utility operating revenue totaled $2.2 million for the nine months ended September 30, 2011 as compared to $2.0 million in 2010.  The increase is primarily the result of increased wastewater revenues due to customer growth and an increase in our service charges, contract revenue and rental income.

Non-utility operating revenue decreased $0.8 million for the nine months ended September 30, 2011, or 19.5%, from $4.1 million in 2010 to $3.3 million for the same period in 2011.  This decrease is primarily due to less design and permitting services performed for a project in Middletown, Delaware, a decrease in contract services performed for municipalities in Maryland following the purchase of the Town of Port Deposit’s water assets and a reduction in contract services for municipalities in Pennsylvania.  In addition, consulting revenue earned by Artesian Consulting Engineers decreased due to the reduction and reorganization of the business.  The decrease in non-utility operating revenue is partially offset by an increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue earned by Artesian Resources.  The SLP Plans provide coverage for all material and labor required to repair or replace participants’ leaking water service or clogged sewer lines up to an annual limit.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $1.5 million, or 5.1%, to $29.8 million for the nine months ended September 30, 2011, compared to $28.3 million for the same period in 2010.  The components of the change in operating expenses include an increase in utility operating expenses of $2.0 million and decrease in non-utility operating expenses of $0.5 million.

The increase in utility operating expenses of $2.0 million, or 8.9%, for the nine months ended September 30, 2011 over the same period in 2010, is primarily comprised of an increase in payroll and employee benefits costs, administration expenses and repair and maintenance expenses.

Payroll and employee benefit costs increased $1.1 million, or 9.1%, compared to the same period in 2010, primarily as a result of an increase in wages and increased medical benefit premiums.

Administration expenses increased $0.5 million, or 17.3%, primarily due to legal costs associated with ongoing litigation against Chester Water Authority contesting the propriety of rates they have charged for water we purchase under contract.

Repair and maintenance expenses increased $0.4 million, or 24.3%, a result of increased water treatment equipment maintenance costs, increased meter maintenance costs increased software support fees and increased fuel costs.

Non-utility expenses decreased approximately $0.5 million, or 17.1%, primarily the result of less project activity in Artesian Utility as compared to the same period in 2010.  The decrease in non-utility expenses is partially offset by an increase in legal costs of approximately $236,000 as a result of a federal grand jury subpoena in connection with an investigation being conducted by the United States Attorney’s Office in the Eastern District of Pennsylvania and the Environmental Protection Agency.

Property and other taxes decreased by $49,000, or 1.7%, compared to the same period in 2010, primarily due to the first year assessment of a Maryland facility that was recorded in 2010 and was retroactive to include 2009.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 60.9% for the nine months ended September 30, 2011, compared to 58.0% for the nine months ended September 30, 2010.

Depreciation and amortization expense increased $326,000, or 6.3%, primarily due to continuing investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense decreased $789,000 due to lower taxable income for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010.  The decrease in federal and state income tax expense is also due to a reclassification of deferred acquisition costs from regulatory assets on our Condensed Consolidated Balance Sheet to miscellaneous other expense on our Condensed Consolidated Statement of Income, resulting in an approximately $138,000 tax effect.  The decrease in federal and state income tax expense is partially offset by an increase due to a retroactive adjustment to our effective tax rate applied to a deferred tax liability related to the bonus depreciation calculation in the State of Maryland.

Interest Charges

Interest charges increased $68,000, or 1.3%, primarily due to an increase in average short-term debt outstanding during 2011 and increased short-term borrowing interest charges that were previously capitalized, a result of the Termination Agreement with NSRWRC as of August 6, 2010.  The increased interest charges are also due to an increase in long-term debt outstanding.  The proceeds from our July 2011 offering of common stock were used to repay short-term borrowings.

Net Income

Our net income decreased $1.3 million, or 21.1%, for the nine months ended September 30, 2011, compared to the same period a year ago.  This decrease in net income was primarily due to lower operating income margins from our water utility business as a result of the wetter weather experienced during the nine months ended September 30, 2011 compared to the same period in 2010.  The decrease in net income is also due to lower operating income margins from our non-utility business, a result of decreased contract services.  In addition, net income decreased due to an approximately $349,000 reclassification of deferred acquisition costs from regulatory assets on our Condensed Consolidated Balance Sheet to miscellaneous other expense on our Condensed Consolidated Statement of Income, as a result of the termination of agreements discussed in Note 1 to the Condensed Consolidated Financial Statements contained in Item 1 to this Form 10-Q under the heading “General – Maryland Regulated Subsidiaries.”

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the nine months ended September 30, 2011 were $13.9 million provided by cash flow from operating activities, $2.9 million from the issuance of long-term debt and $16.7 million in net proceeds from the issuance of approximately 955,000 shares of Class A Non-Voting Common Stock.  On July 20, 2011 and August 15, 2011, the Company completed the sale of 804,290 shares and 84,000 shares of its Class A Non-Voting Common Stock, respectively.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

Investment in Plant and Systems

The primary focus of Artesian Water’s investment was to continue to provide high quality reliable service to our growing service territory.  We invested $10.7 million in capital expenditures during the first nine months of 2011 compared to $11.6 million invested during the same period in 2010.  During the first nine months of 2011, we invested $2.7 million to enhance or improve existing treatment facilities and for the rehabilitation of pumping equipment to better serve our customers.  We invested $2.7 million to upgrade and automate our meter reading equipment.  We invested approximately $0.1 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities.  We invested approximately $2.3 million in mandatory utility plant expenditures, due to governmental highway projects, which require the relocation of water service mains.  Developers financed $1.0 million for the installation of water mains and hydrants for the first nine months of 2011 compared to $1.5 million for the first nine months of 2010.  We also invested $0.6 million for equipment purchases, computer hardware and software upgrades, and building upgrades, furniture and equipment related to renovations made to our main office building located in New Castle County.  The investment in general plant also includes an additional investment of $0.7 million for transportation and equipment purchases.  An additional $0.6 million was invested in wastewater projects in Delaware.

Lines of Credit

At September 30, 2011, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of September 30, 2011, there was $27.8 million of available funds under this line of credit.  The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 31, 2012 or any date on which Citizens demands payment.

At September 30, 2011, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of September 30, 2011, there were no borrowings under this line of credit.  The interest rate for borrowings under this line is LIBOR plus 1.50%.  The term of this line of credit expires on January 17, 2012.

On July 20, 2011, the Company completed the sale of 804,290 shares of its Class A Non-Voting Common Stock.  The net proceeds (after deducting underwriting discounts and commissions and offering expenses) of approximately $14.1 million were used to fund a paid-in capital contribution in the same amount to Artesian Water.  Artesian Water used the paid-in capital contribution to repay short-term borrowings (including borrowings incurred under our line of credit with Citizens that is available to all of our subsidiaries) incurred primarily to finance expenses associated with its construction program, including investment in utility plant and equipment, and to fund capital expenditures and other general corporate purposes.

On August 15, 2011, the Company completed the sale of an additional 84,000 shares of its Class A Non-Voting Common Stock, in accordance with the option granted to the underwriters to cover over-allotments associated with our July 2011 stock offering.  The net proceeds of approximately $1.5 million were used to fund a paid-in capital contribution in the same amount to Artesian Water as noted above.

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

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$12,195	$	-----	$	-----	$	-----

Long-Term Debt

On August 1, 2008, Artesian Water Maryland executed a promissory note in the amount of approximately $2.3 million to Sunrise Holdings, L.P., or Sunrise, in connection with the Mountain Hill acquisition, that bears interest at a variable interest rate of LIBOR plus 1.50%.  The note is payable in four equal annual installments, commencing on the first anniversary of the closing date.  Three annual installment payments were made in the amount of $0.6 million each.  The remaining principal balance due on this note, as of September 30, 2011, is $0.6 million.  The note is secured by a first lien security interest in all of Mountain Hill’s assets in favor of Sunrise and is guaranteed by Artesian Resources.

Artesian Water’s trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66 ⅔% of total capitalization.  Our debt to total capitalization, including the short-term portion thereof, was 49.3% at September 30, 2011.  In addition, our revolving line of credit with CoBank contains customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets, change our business or incur additional indebtedness.  In addition, this line of credit requires us to abide by certain financial covenants and ratios.  As of September 30, 2011, we were in compliance with these covenants.

We expect to fund our activities for the next twelve months using our available cash balances and bank credit lines, plus projected cash generated from operations.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First Mortgage Bonds (Principal and Interest)	$7,067	$14,022	$13,847	$154,594	$189,530
State revolving fund loans (Principal and Interest)	798	1,595	1,595	6,799	10,787
Note Payable (Principal and Interest)	590	---	---	---	590
Operating leases	65	95	101	1,634	1,895
Unconditional purchase obligations	3,791	7,561	7,571	19,865	38,788
Tank painting contractual obligation	78	---	---	---	78
Total contractual cash obligations	$12,389	$23,273	$23,114	$182,892	$241,668

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

On July 15, 2011, Artesian Water entered into a Financing Agreement, or Financing Agreement, with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of Delaware, or the Department.  The Company has been given a loan of approximately $3.6 million, or the Loan, from the Delaware Safe Drinking Water Revolving Fund to finance all or a portion of the cost to replace specific water transmission mains in service areas located in New Castle County, Delaware (collectively, the “Project”).  In accordance with the Financing Agreement, the Company will from time to time request funds under the Loan as it incurs costs in connection with the Project.  The Company shall pay to the Department, on the principal amount drawn down and outstanding from the date drawn, interest at a rate of 1.7% per annum and an administrative fee at the rate of 1.7% per annum.  As of September 30, 2011, no funds were borrowed under this Loan.

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

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2010 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2010 and also in the notes to our consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first nine months of 2011 that had a material impact on our financial condition, liquidity or results of operations.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2043.  The Company has $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at September 30, 2011 were approximately $12.2 million.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing a two year supply contract, at a fixed price.

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

10.3
Stock Repurchase Agreement, dated as of August 31, 2011, between Wilmington Savings Fund Society, FSB, and Artesian Resources Corporation.  Incorporated by reference to Exhibit 10.1 filed with the Company’s form 8-K filed on September 6, 2011.

10.4
Termination of Asset Purchase Agreements, Franchise and Parent Guaranty, dated as of September 27, 2011, by and among Artesian Resources Corporation, Artesian Wastewater Maryland, Inc. and Cecil County, Maryland.  Incorporated by reference to Exhibit 10.1 filed with the Company’s for 8-K filed on September 28, 2011.

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).*

101
The following financial statements from Artesian Resources Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Retained Earnings; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: November 8, 2011	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: November 8, 2011	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

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

10.3
Stock Repurchase Agreement, dated as of August 31, 2011, between Wilmington Savings Fund Society, FSB, and Artesian Resources Corporation.  Incorporated by reference to Exhibit 10.1 filed with the Company’s form 8-K filed on September 6, 2011.

10.4
Termination of Asset Purchase Agreements, Franchise and Parent Guaranty, dated as of September 27, 2011, by and among Artesian Resources Corporation, Artesian Wastewater Maryland, Inc. and Cecil County, Maryland.  Incorporated by reference to Exhibit 10.1 filed with the Company’s for 8-K filed on September 28, 2011.

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).*

101
The following financial statements from Artesian Resources Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Retained Earnings; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

*   Filed herewith