Form 10-K
period 2011-12-31
ARTESIAN RESOURCES CORP
filed 2012-03-15
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

The aggregate market value of the Class A Non-Voting Common Stock and Class B Common Stock held by non-affiliates of the registrant at June 30, 2011 was $118,364,000 and $4,767,000, respectively.  The aggregate market value of Class A Non-Voting Common Stock was computed by reference to the closing price of such class as reported on the Nasdaq Global Market on June 30, 2011.  The aggregate market value of Class B Common Stock was computed by reference to the last reported trade of such class as reported on the OTC Bulletin Board as of June 30, 2011, which trade date was May 5, 2011.

As of March 7, 2012, 7,739,115 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K which express our “belief,” “anticipation” or “expectation,” as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, our expectation of the timing of decisions by regulatory authorities, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our belief regarding our reliance on outside engineering firms, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, the reclassification on our balance sheet regarding our utility plant, anticipated growth in our non-regulated division, the impact of recent acquisitions on our ability to expand and foster relationships, anticipated investments in certain of our facilities and systems and the sources of funding for such investments, sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A -Risk Factors, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as representation of the Company’s views as of any date subsequent to the date of the filing of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

General Information

Artesian Resources Corporation operates as the holding company of eight wholly-owned subsidiaries offering water, wastewater and other services on the Delmarva Peninsula.  Our principal subsidiary, Artesian Water Company, Inc., is the oldest and largest investor-owned public water utility on the Delmarva Peninsula, and has been providing superior water service since 1905.  We distribute and sell water, including water for public and private fire protection, to residential, commercial, industrial, municipal and utility customers throughout the states of Delaware, Maryland and Pennsylvania.  We provide wastewater services to customers in Delaware.  In addition, we provide contract water and wastewater operations, water and sewer Service Line Protection Plans, wastewater management services, and design, construction and engineering services.  Our Class A Non-Voting Common Stock is listed on NASDAQ Global Select Market and trades under the symbol "ARTNA."

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

Our Market

Our current market area is the Delmarva Peninsula.  Our largest service area is primarily in the State of Delaware, which had a population of approximately 907,000 at July 1, 2011.  According to the US Census Bureau, Delaware's population increased an estimated 1.0% from 2010 to 2011, as compared to the nationwide growth rate of approximately 0.9%.  Substantial portions of Delaware, particularly outside of New Castle County, are not served by a public water or wastewater system and represent potential opportunities for Artesian Water and Artesian Wastewater to obtain new exclusive franchised service areas.  We continue to focus resources on developing and serving existing service territories and obtaining new territories throughout the State.

In 2007, we expanded our services into Maryland.  Cecil County Maryland, or Cecil County, has designated the Interstate 95 corridor as a preferred growth area for business and residential expansion.  In 2005, the federal Base Realignment and Closure Commission, or BRAC, announced the relocation of approximately 14,000 jobs to nearby Aberdeen, Maryland.  With so many new workers coming to the area in the next several years, as a result of the BRAC relocation implementation in 2011, Cecil County and other surrounding areas expect a significant increase in development.  The Wilmington Metropolitan Area Planning Commission projects Cecil County will grow 61% between 2005 and 2030 and the Maryland Department of Planning projects that Cecil County will experience the highest rate of household growth through 2025 of any jurisdiction in the state.

We have interconnection agreements for the sale of water with the towns of Elkton and Chesapeake City, Maryland.  The Town of Elkton is required to take a minimum of 375,000 gallons per day of water through the interconnection and may take a maximum of 1.5 million gallons per day.  The transmission line to Chesapeake City is not in operation.  We have also completed the purchase of specific water facilities in Cecil County and have purchased water assets from the Town of Port Deposit, both of which are discussed below.  The water systems in Cecil County serve approximately 1,500 customers, while the water system in the Town of Port Deposit serves approximately 280 customers.

In 2011, we added approximately 2 square miles of franchised water service area in Delaware and approximately 2 square miles of franchised water service area in Maryland following the purchase of Cecil County’s water assets.  In addition, we added approximately 1 square mile of franchised wastewater service area.  We hold Certificates of Public Convenience and Necessity, or CPCNs, for approximately 280 square miles of exclusive water service territory and approximately 25 square miles of wastewater service territory, most of which is in Delaware and some in Maryland.  Our largest connected regional water system, consisting of approximately 141 square miles and 68,100 customers, is located in northern Delaware.  A significant portion of our exclusive service territory in Delaware remains undeveloped, and if and when development occurs and there is population growth in these areas, along with the anticipated population growth in Maryland, we will increase our customer base by providing water and/or wastewater service to the newly developed areas and new customers.

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

Artesian Water Maryland

Artesian Water Maryland began operations in August 2007 with the acquisition of the Carpenters Point Water Company, which includes a 141 home community in Cecil County near the Interstate 95 growth corridor between Philadelphia and Baltimore and which has sufficient groundwater supply and elevated water storage to serve additional customers in the undeveloped portions of its franchise and surrounding area.  The Mountain Hill Water Company was acquired in August 2008, which includes service rights to 8,000 acres of undeveloped land in Cecil County’s growth area.  Included in this Mountain Hill Service Area is the Principio Business Park, as well as the proposed 660 home residential development of Charlestown Crossing.  We currently serve four commercial accounts in the Principio Business Park.  On June 4, 2009, the Maryland Public Service Commission, or MDPSC, approved installation of a water main to serve residents of Whitaker Woods, an existing 172 home development located adjacent to the Mountain Hill Service Area.  On September 9, 2009, the MDPSC approved Artesian Water Maryland’s request to construct a water system to serve the first phase, consisting of 71 homes, in the Charlestown Crossing housing development.

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

In addition, on December 21, 2011, Artesian Water Maryland completed its purchase from Cecil County of all of Cecil County’s right, title and interest in and to the Meadowview, Pine Hills, Harbourview and Route 7 water facilities and the associated parcels of real property, easement rights and water transmission and distribution systems pursuant to an Asset Purchase Agreement, dated October 7, 2008, as amended, (the “Asset Purchase Agreement”).  The total price for the purchased assets was $2.2 million, which, pursuant to the Asset Purchase Agreement, was equal to the net asset value of the purchased assets at closing.  Artesian Water Maryland paid the full purchase price and assumed certain liabilities at closing.  As previously disclosed, on August 31, 2011, the Maryland Public Service Commission issued an order granting Artesian Water Maryland authority to exercise the franchise area served by the water facilities acquired under the Asset Purchase Agreement.  The existing water systems subject to the Asset Purchase Agreement serve approximately 1,500 customers.

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

Artesian Wastewater

Artesian Wastewater is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company.  As of December 31, 2011, Artesian Wastewater owned and operated five wastewater treatment facilities, which are capable of treating approximately 750,000 gallons per day and can be expanded to treat approximately 1.6 million gallons per day, or mgd.

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

Artesian Wastewater Maryland

Artesian Wastewater Maryland is a regulated wastewater entity in the State of Maryland and was incorporated on June 3, 2008 specifically for the purpose of executing two purchase agreements, or the Asset Purchase Agreements, relating to the Meadowview Wastewater Facility, Highlands Wastewater Facility, Cherry Hill Wastewater Facility and the Harbourview Wastewater Facility, and related real property, easement rights and wastewater collection systems with respect to each facility or the wastewater facilities.

On September 27, 2011, Artesian Resources, Artesian Wastewater Maryland and Cecil County mutually agreed to enter into a Termination of Asset Purchase Agreements, Franchise and Parent Guaranty, or the Termination Agreement, to terminate the purchase agreements relating to the wastewater facilities.

Certain ancillary agreements, including a wastewater franchise agreement between Artesian Wastewater Maryland and Cecil County, and a parent guaranty between Artesian Resources and Cecil County, were also terminated by the Termination Agreement.  The termination of the Asset Purchase Agreements resulted in an approximately $354,000 reclassification of deferred acquisition costs from regulatory assets on our Consolidated Balance Sheet to miscellaneous other expense on our Consolidated Statement of Operations.

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

In connection with the Asset Purchase Agreements described above under Artesian Wastewater Maryland, in March 2009, Artesian Utility signed an agreement with the Cecil County Department of Public Works in Cecil County, Maryland to operate the Meadowview Wastewater and Highlands Wastewater treatment and disposal facilities.  This agreement was to remain effective until Artesian Wastewater Maryland purchased the facilities.  This agreement also employed Artesian Utility to operate two water supply and treatment stations and two booster stations in Cecil County.  Upon mutual agreement, the Asset Purchase Agreements were terminated on September 27, 2011 and the operation agreement was terminated effective on September 30, 2011.

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

Other

Artesian Resources initiated a Water Service Line Protection Plan, or WSLP Plan, in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers’ leaking water service lines up to an annual limit.  As of December 31, 2011, approximately 16,800, or 24.3%, of our eligible water customers had signed up for the WSLP Plan.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers’ sewer lines.  This plan, the Sewer Service Line Protection Plan, or SSLP Plan, covers all parts, material and labor required to repair or replace participating customers’ leaking or clogged sewer lines up to an annual limit.  As of December 31, 2011, approximately 9,400, or 13.6%, of our eligible customers had signed up for the SSLP Plan.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-customers of Artesian Resources.  As of December 31, 2011, approximately 730 non-customer participants have signed up for either the WSLP Plan or SSLP Plan.

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

On April 11, 2011, Artesian Water filed a request with the DEPSC to implement new rates to meet a requested increase in revenue of 19.45%, or approximately $10.9 million, on an annualized basis.  The new rates are designed to support Artesian Water’s ongoing capital improvement program and to cover increased costs of operations, including chemicals and fuel, electricity, taxes, labor and benefits.  Artesian Water’s last request to implement new rates was filed in April 2008.  As permitted by law, on June 10, 2011, we placed temporary rates into effect designed to generate an increase in annual operating revenue of approximately 4.45%, or $2.5 million on an annualized basis, until new rates were approved by the DEPSC.  Also as permitted by law, on November 11, 2011, we placed into effect a second step of temporary rates designed to generate an additional increase in annual operating revenue of approximately 6.68%, or $3.8 million on an annualized basis, until new rates were approved by the DEPSC.

Artesian Water, the DEPSC, and the Division of the Public Advocate entered into an agreement to settle Artesian Water’s April 2011 application for an increase in rates.  PSC Order No. 8097, issued on January 31, 2012, approved the settlement agreement, authorizing a permanent rate increase in revenue of approximately 11.13%, or $6.25 million on an annualized basis.  Since the permanent rate increase does not exceed amounts previously collected under previously approved temporary increases in rates, Artesian Water is not required to refund any amounts to its customers.  The approved permanent rate increase is effective as of January 1, 2012.  The settlement also authorizes a return on equity of 10%.  Additionally, effective January 1, 2012, the settlement permits a tariff change that includes the use of a seasonal connection charge as well as a new approach for presenting the cost of retired property and ratemaking treatment for salvage costs to be recovered in rates.  Currently, when depreciable units of utility plant are retired, the cost of retired property, together with any cost associated with retirement less any salvage value or proceeds received, is charged to accumulated depreciation.  The settlement authorizes that effective January 1, 2012, any cost associated with retirement less any salvage value or proceeds received will be charged to a regulated retirement liability.  This new approach will result in an approximately $1.2 million reclassification of utility plant to deferred credits and other liabilities on our Consolidated Balance Sheet in our fiscal year 2012.  The settlement also authorizes Artesian Water to change from quarterly to monthly billing.  Implementation is expected to take place during the first quarter of 2012.

On December 29, 2010, Artesian Water Maryland filed an application with the MDPSC to revise its rates and charges concerning the former Mountain Hill Water system.  Artesian Water Maryland requested authorization to implement proposed new rates for water service to meet a requested increase in revenue of approximately $65,000 on an annualized basis.  In addition to the increase in rates, Artesian Water Maryland is requesting a change to its rate structure, reducing the per thousand gallon charge while adding a monthly customer and fire protection charge.  On September 16, 2011, the MDPSC authorized a rate increase in revenue of approximately $51,000 on an annualized basis and approved the change in rate structure.  The rate increase became effective on November 29, 2011.

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

On September 7, 2010, the DEPSC issued Order No. 7833, which approved the Revised Water Certificates of Public Convenience and Necessity Regulations as final.  After extensive proceedings regarding Regulation Docket No. 51, the DEPSC repealed and replaced its existing Regulations Governing Certificates of Public Convenience and Necessity for Water Utilities with a new revised set of regulations (the “Revised Water CPCN Regulations”).  The Revised Water CPCN Regulations changed the definition of a “Proposed Service Area” to encompass either a single parcel or two or more contiguous parcels that will be provided water by the same system or main extension.

In Maryland, the Company must obtain approval from the appropriate local government authority for the ability to serve a particular area and also ensure that the acquired area is in the county’s master water and sewer plan.  The authority to exercise a franchise must then be obtained from the MDPSC.  Utilities that seek to develop a franchise by constructing new facilities must obtain appropriate approvals from the Maryland Department of the Environment, the local government and the MDPSC.  The utility must also obtain approval for soil and erosion plans and easement agreements from appropriate parties.

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

On August 31, 2011, the MDPSC granted authority to Artesian Water Maryland and Artesian Wastewater Maryland to exercise franchises granted to the Company by Cecil County.  On September 27, 2011, Artesian Wastewater Maryland and Cecil County mutually agreed to terminate two Asset Purchase Agreements and a wastewater franchise agreement with respect to certain wastewater facilities in Cecil County.  Termination of the wastewater franchise agreement is subject to receipt of approval from the MDPSC.  Artesian Wastewater Maryland has agreed to file an application with the MDPSC for such approval.  On December 21, 2011, Artesian Water Maryland completed its purchase of water assets from Cecil County and began serving the franchise area granted to the Company by Cecil County.  See Item 1 – Business – Artesian Wastewater Maryland for further discussion.

Other Regulatory Matters

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC.  This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility’s overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period.  During 2010, Artesian Water filed two applications with the DEPSC for approval to collect a 0.34% increase and 0.68% increase during the first and second half of the year, respectively.  These increases recover the costs of eligible revenue producing improvements made since the last rate increase in 2008, and were calculated to generate approximately $286,000 in revenue annually.  In November 2010, we filed an application with the DEPSC for approval to increase the DSIC rate to 1.47% effective January 1, 2011, which was calculated to generate approximately $390,000 in revenue on an annual basis.  The DEPSC approved the DSIC effective January 1, 2010, July 1, 2010 and January 1, 2011, subject to audit at a later date.  For the year ended December 31, 2011, we earned approximately $346,000 in DSIC revenue.  For the year ended December 31, 2010, we earned approximately $288,000 in DSIC revenue.

In 2003, legislation was enacted in Delaware requiring all water utilities serving within northern New Castle County, Delaware to certify by July 2006, and each three years thereafter, that they have sufficient sources of self-supply to serve their respective systems.  Artesian Water filed our most recent certification of self-sufficiency with the DEPSC on June 30, 2009, for the period through 2012.  On June 1, 2010, the DEPSC accepted our self-sufficiency certification through 2012.

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

Under Delaware state laws and regulations, we are required to file applications with DNREC for water allocation permits for each of our operating wells pumping greater than 50,000 gallons per day.  We have 119 operating and 56 observation and monitoring wells in our Delaware systems.  At December 31, 2011, we had allocation permits for 84 wells, permit applications pending for 15 wells, and 20 wells that do not require a permit.  Our access to aquifers within our service territory is not exclusive.  Water allocation permits control the amount of water that can be drawn from water resources and are granted with specific restrictions on water level draw down limits, annual, monthly and daily pumpage limits, and well field allocation pumpage limits.  We are also subject to water allocation regulations that control the amount of water that we can draw from water sources.  As a result, if new or more restrictive water allocation regulations are imposed, they could have an adverse effect on our ability to supply the demands of our customers, and in turn, our water supply revenues and results of operations.  Our ability to supply the demands of our customers historically has not been affected by private usage of the aquifers by landowners or the limits imposed by the state of Delaware.  Because of the extensive regulatory requirements relating to the withdrawal of any significant amounts of water from the aquifers, we believe that third party usage of the aquifers within our service territory will not interfere with our ability to meet the present and future demands of our customers.

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

The MDE ensures that water quality and quantity at all public water systems in Maryland meet the needs of the public and are in compliance with federal and state regulations.  The MDE also ensures that public drinking water systems provide safe and adequate water to all current and future users in Maryland, and that appropriate usage, planning, and conservation policies are implemented for Maryland’s water resources.  The MDE oversees the development of Source Water Assessments for water supplies, and issues water appropriation permits for public drinking water systems.  In order to appropriate water for municipal, commercial, industrial or other non-domestic uses, a Water Appropriation Permit must be obtained.  Issuance of the permit involves evaluating the needs of the user and the potential impact of the withdrawal on neighboring users and the water source in order to maximize beneficial use of the water of the State of Maryland.  Permits for large appropriations often involve conducting pump tests to measure adequacy of an aquifer and safe yield of a well, or reviewing stream flow records to determine the adequacy of a surface water source.  Regulations were finalized in 1999 that require all new community water systems to have sufficient technical, managerial and financial capacity to provide safe drinking water to their consumers prior to being issued a Construction Permit.  Also, in 2007, capacity management guidance was finalized.  Capacity limiting factors can include, source capacity, treatment capacity and appropriation permit quantity.  We have 12 operating wells in our Maryland systems.

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

Sources of Water

We derive about 95% of our self-supplied groundwater from wells located in the Atlantic Coastal Plain.  The remaining 5% comes from wells in the Piedmont Province.  We use a variety of treatment methods, including aeration, pH adjustment, chlorination, fluoridation, arsenic removal, nitrate removal and iron removal, to meet federal, state and local water quality standards.  Additionally, a corrosion inhibitor is added to all of our self-supplied groundwater and most of the supply from interconnections.  We have 55 different water treatment facilities in our Delaware systems.  We have 7 separate water treatment facilities in our Maryland systems.  All water supplies that we purchase from neighboring utilities are potable.  Based on our experience, we believe that the costs of treating groundwater are significantly lower than those of treating surface water.

Our primary sources of water are our wells that pump groundwater from aquifers and other formations.  To supplement our groundwater supply, we purchase surface water through interconnections only in the northern service area of our New Castle County, Delaware system.  The purchased surface water is blended with our groundwater supply for distribution to our customers.  Nearly 85% of the overall 7.4 billion gallons of water we distributed in all of our Delaware systems during 2011 came from our groundwater wells, while the remaining 15% came from interconnections with other utilities and municipalities.  The majority of the 0.1 billion gallons of water we distributed in all of our Maryland systems during 2011 came from our groundwater wells, while a portion came from surface water.  During 2011, our average rate of water pumped was approximately 17.2 million gallons per day, or mgd, from our groundwater wells and approximately 3.1 mgd was supplied from interconnections.  We have one water treatment facility that treats surface water from the Susquehanna River, located in Cecil County, Maryland.  Our peak water supply capacity currently is approximately 59.0 mgd in Delaware and approximately 2.0 mgd in Maryland.  We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

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

In Delaware, we have 21 interconnections with 2 neighboring water utilities and 5 municipalities that provide us with the ability to purchase or sell water.  An interconnection agreement with the Chester Water Authority has a "take or pay" clause requiring us to purchase 1.095 billion gallons annually.  During the fiscal year ended December 31, 2011, we used the minimum draw under this agreement.  The Chester Water Authority agreement, which expires December 31, 2021, provides for the right to extend the term of this agreement through and including December 31, 2047, at our option, subject to the approval of the Susquehanna River Basin Commission.  All of the interconnections provide Artesian Water the ability to sell water to neighboring water utilities or municipalities.  In Maryland, we have two interconnections that provide water to two water systems purchased from Cecil County in December 2011.

As of December 31, 2011, we were serving customers through approximately 1,148 miles of transmission and distribution mains.  Mains range in diameter from two inches to twenty-four inches, and most of the mains are made of ductile iron or cast iron.  We supply public fire protection service through approximately 5,527 hydrants installed throughout our service territories.

We have 29 storage tanks in Delaware, most of which are elevated, providing total system storage of 42 million gallons.  We have developed and are using an Aquifer Storage and Recovery, or ASR, system in New Castle County, Delaware.  Our ASR system provides approximately 130 million gallons of storage capacity, which can be withdrawn at a rate of approximately 1 mgd.  At some locations, we rely on hydropneumatic tanks to maintain adequate system pressures.  Where possible, we combine our smaller satellite systems with systems having elevated storage facilities.  In Cecil County, Maryland we have 5 storage tanks capable of storing approximately 2.1 million gallons.

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

Employees

The Company has no collective bargaining agreements with any of its employees, and its work force is not union organized or union represented.  As of December 31, 2011, we employed 226 full-time and 4 part-time employees.  Of these employees, 25 were officers and managers; 128 were employed as operations personnel, including engineers, technicians, draftsman, maintenance and repair persons, meter readers and utility personnel; and 60 were employed in accounting, budgeting, information systems, human resources, customer relations and public relations.  The remaining 17 employees were administrative personnel.  We believe that our employee relations are good.

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

ITEM 1A. RISK FACTORS

We are exposed to a variety of risks and uncertainties.  Most are general risks and uncertainties applicable to all water utility companies.  We describe below some of the specific known risk factors that could negatively affect our business, financial condition or results of operations.  If one or more of these  risks or uncertainties materialize, actual results may vary materially from our projections.  All forward-looking statements made by us in this Annual Report to the Securities and Exchange Commission on Form 10-K, in our Annual Report to Shareholders and in our subsequently filed quarterly and current reports to the Securities and Exchange Commission, as well as in our press releases and other public communications, are qualified by the risks described below.

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

We rely on governmental approvals in the States of Delaware and Maryland for applicable water allocation, water appropriation and water capacity permits related to additional systems that will assist in the operation our water business.

Our water and wastewater services are governed by various federal and state governmental agencies.  Pursuant to these regulations, we are required to obtain various permits for any additional systems to assist in our operations.  If any of those permit approvals are not received timely or at all, the Company may risk the loss of economic opportunity and its ability to create additional systems for the effective operation of our water or wastewater business in Delaware and Maryland.  We can provide no assurances that we will receive all necessary permits to create additional systems to assist in the operation of our water or wastewater business.

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

We are subject to various federal and state laws, including environmental laws, violations of which can involve civil or criminal sanctions. Artesian Water received a federal grand jury subpoena in connection with an investigation being conducted by the United States Attorney’s Office in the Eastern District of Pennsylvania and the Environmental Protection Agency. The subpoena requested certain documents from Artesian Water principally relating to eight wastewater facilities in Pennsylvania formerly operated by personnel of Artesian Utility Development, Inc., our wholly owned subsidiary.  Artesian Resources was subsequently advised that Artesian Utility’s operation of the eight wastewater facilities in Pennsylvania is a subject of the grand jury investigation.  We are fully cooperating with the investigation. Due to the stage of the investigation, we are unable to predict the outcome of the investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against us. Should such charges or claims be brought, we could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on our business, financial position and results of operations.

In addition, as previously disclosed, on December 22, 2010, Artesian Water filed a complaint in the United States District Court for the Eastern District of Pennsylvania against Chester Water Authority claiming breach of contract, unjust enrichment and requesting declaratory judgment in relation to an agreement by Chester Water to supply bulk water supplies to Artesian Water.  On February 11, 2011, Artesian Water received an answer and counterclaim from Chester Water Authority denying Artesian Water’s claims and allegations, asserting a counterclaim for breach of contract and seeking monetary damages, related costs and attorneys’ fees.  Although Artesian Water intends to pursue its claims and defense in the action vigorously, there can be no assurances that it will prevail on any of the claims in the action, or, if it does prevail on one or more claims, of the amount or nature of recovery that may be awarded.

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

We have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply.  We also have tightened our security measures regarding delivery and handling of certain chemicals used in our business.  We have and will continue to bear any increase in costs, most of which have been recoverable under state regulatory policies, for security precautions to protect our facilities, operations and supplies.  While the costs of increases in security, including capital expenditures, may be significant, we expect these costs to continue to be recoverable in water and wastewater rates.  Despite our security measures, we may not be in a position to control the outcome of terrorist events, or other attacks on our water systems, should they occur.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 664 Churchmans Road, Newark, Delaware and are owned by Artesian Water.

Artesian Development owns approximately 6 acres of land in New Castle County, Delaware zoned for office development and approximately two nine-acre parcels of land in Sussex County, Delaware for water and wastewater treatment facilities and elevated water storage.  Artesian Development also owns an office facility located in Sussex County, Delaware.  The facility consists of approximately 10,000 square feet of office space along with approximately 10,000 square feet of warehouse space.

Artesian Water owns land, rights-of-way, easements, transmission and distribution mains, pump facilities, treatment plants, storage tanks, meters, vehicles and related equipment and facilities throughout Delaware, of which the majority is used for utility operations.  Artesian Water Pennsylvania owns transmission and distribution mains. Artesian Water Maryland owns land, transmission and distribution mains, pump facilities and storage tanks.  Artesian Wastewater owns land, rights-of-way, easements, treatment and disposal plants, collection mains and lift stations.  Artesian Wastewater owns a 75-acre parcel of land for the operation of the wastewater facility known as the Northern Sussex Regional Water Recharge Complex.  The following table indicates our utility plant as of December 31, 2011.

Utility plant comprises:
In thousands
	Estimated Useful Life
	(In Years)	2011
Utility plant at original cost
Utility plant in service-Water
Intangible plant	---	$140
Source of supply plant	45-85	17,247
Pumping and water treatment plant	35-62	59,302
Transmission and distribution plant
Mains	81	187,993
Services	39	30,918
Storage tanks	76	23,122
Meters	26	19,915
Hydrants	60	10,241
General plant	3-31	44,857

Utility plant in service-Wastewater
Treatment and Disposal Plant	35-62	11,248
Collection Mains and Lift Stations	81	6,266
General plant	3-31	1,107

Property held for future use	---	13,157
Construction work in progress	---	4,894
		430,407
Less – accumulated depreciation		77,010
		$353,397

Substantially all of Artesian Water's utility plant, except the utility plant in the town of Townsend, Delaware, is pledged as security for First Mortgage Securities.  As of December 31, 2011, no other utility plant has been pledged as security for loans.

We believe that our properties are generally maintained in good condition and in accordance with current standards of good water and wastewater works industry practice.  We believe that all of our existing facilities adequately meet current necessary production capacities and current levels of utilization.

ITEM 3. LEGAL PROCEEDINGS

As previously disclosed, Artesian Water received a federal grand jury subpoena in connection with an investigation being conducted by the United States Attorney’s Office in the Eastern District of Pennsylvania and the Environmental Protection Agency.  The subpoena requested certain documents from Artesian Water principally relating to eight wastewater facilities in Pennsylvania formerly operated by personnel of Artesian Utility Development, Inc., our wholly owned subsidiary.  Artesian Resources was subsequently advised that Artesian Utility’s prior operation of the eight wastewater facilities in Pennsylvania is a subject of the grand jury investigation.  We are fully cooperating with the investigation.  Due to the stage of the investigation, we are unable to predict the outcome of the investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against us.  Should such charges or claims be brought, we could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on our business, financial position and results of operations.

In addition, as previously disclosed, on December 22, 2010, Artesian Water filed a complaint in the United States District Court for the Eastern District of Pennsylvania against Chester Water Authority claiming breach of contract, unjust enrichment and requesting declaratory judgment in relation to an agreement by Chester Water to supply bulk water supplies to Artesian Water.  On February 11, 2011, Artesian Water received an answer and counterclaim from Chester Water Authority denying Artesian Water’s claims and allegations, asserting a counterclaim for breach of contract and seeking monetary damages, related costs and attorneys’ fees.  Although Artesian Water intends to pursue its claims and defense in the action vigorously, there can be no assurances that it will prevail on any of the claims in the action, or, if it does prevail on one or more claims, of the amount or nature of recovery that may be awarded.

Periodically, we are involved in other proceedings or litigation arising in the ordinary course of business.  We do not believe that the ultimate resolution of these matters will materially affect our business, financial position or results of operations.  However, we cannot assure that we will prevail in any litigation and, regardless of the outcome, may incur significant litigation expense and may have significant diversion of management attention.

ITEM 4. MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is not applicable to our Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for the Company’s Common Equity
Artesian Resources' Class A Non-Voting Common Stock, or Class A Stock, is listed on NASDAQ Global Select Market and trades under the symbol "ARTNA."  On March 7, 2012, the last closing sale price as reported by the NASDAQ Global Select Market was $19.16 per share.  On March 7, 2012, there were 777 holders of record of the Class A Stock.  The following table sets forth, for the periods indicated, the high and low closing sale prices for the Class A Stock as reported by NASDAQ Global Select Market and the cash dividends declared per share.

CLASS A NON-VOTING COMMON STOCK

	High	Low	Dividend Per Share
2010
First Quarter	$18.62	$17.05	$0.1873
Second Quarter	19.33	16.61	0.1882
Third Quarter	19.07	17.31	0.1882
Fourth Quarter	19.50	18.53	0.1892

2011
First Quarter	$19.91	$18.73	$0.1892
Second Quarter	19.74	17.86	0.1902
Third Quarter	19.49	16.38	0.1902
Fourth Quarter	18.89	17.15	0.1930

Our Class B Voting Stock, or Class B Stock, is quoted on the OTC Bulletin Board under the symbol "ARTNB."  There has been a limited and sporadic public trading market for the Class B Stock.  As of March 7, 2012, the last reported trade of the Class B Stock on the OTC Bulletin Board was at a price of $18.00 per share on February 17, 2012.  As of March 7, 2012, we had 171 holders of record of the Class B Stock.  The Class B shares are paid the same dividend as the Class A shares noted in the table above.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2011, we did not issue any unregistered shares of our Class A or Class B Stock.

Equity Compensation Plan Information
The following table provides information on the shares of our Class A Stock that may be issued upon exercise of outstanding stock options as of December 31, 2011 under the Company’s stockholder approved stock plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	416,250	$17.49	432,750

Equity compensation plans not approved by security holders	---	---	---

Total	416,250		432,750

The following graph compares the percentage change in cumulative shareholder return on the Company’s Class A Stock with the Standard & Poor’s 500 Stock Index and a Peer Group of water utility companies having similar market capitalizations.  The graph covers the period from December 2006 (assuming a $100 investment on December 31, 2006, and the reinvestment of any dividends) through December 2011:

		INDEXED RETURNS
	Base Period	Years Ending December 31
Company Name / Index	2006	2007	2008	2009	2010	2011
Artesian Resources Corporation	100	99.49	87.05	104.90	113.16	117.03
S&P 500 Index	100	105.49	66.46	84.05	96.71	98.76
Peer Group	100	96.17	96.46	95.36	113.70	129.52

The Peer Group includes American States Water Company, American Water Works Company, Inc., Aqua America, Inc., California Water Service Group, Connecticut Water Service, Inc., Middlesex Water Company, Pennichuck Corporation, SJW Corporation, and York Water Company.

ITEM 6. SELECTED FINANCIAL DATA

The selected statement of operations and balance sheet data shown below were derived from our consolidated financial statements. The consolidated statement of operations data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K.  The consolidated statement of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K.  You should read this selected financial data together with our consolidated financial statements and related notes, as well as the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In thousands, except per share and operating data	2011	2010	2009	2008	2007

STATEMENT OF OPERATIONS DATA

Operating revenues
Water sales	$57,564	$56,685	$53,871	$50,101	$48,461
Other utility operating revenue	3,302	2,973	2,208	2,019	1,699
Non-utility operating revenue	4,204	5,227	4,833	4,065	2,364
Total operating revenues	$65,070	$64,885	$60,912	$56,185	$52,524

Operating expenses
Operating and maintenance	$35,448	$34,714	$32,368	$30,871	$28,594
Depreciation and amortization	7,410	7,032	6,556	5,782	5,162
State and federal income taxes	4,654	5,082	4,860	4,427	4,134
Property and other taxes	3,822	3,789	3,483	3,199	2,868
Total operating expenses	$51,334	$50,617	$47,267	$44,279	$40,758

Operating income	$13,736	$14,268	$13,645	$11,906	$11,766
Other income, net	299	647	835	1,125	802
Total income before interest charges	$14,035	$14,915	$14,480	$13,031	$12,568

Interest charges	$7,289	$7,295	$7,218	$6,613	$6,305

Net income	$6,746	$7,620	$7,262	$6,418	$6,263
Dividends on preferred stock	---	---	---	---	---
Net income applicable to common stock	$6,746	$7,620	$7,262	$6,418	$6,263

Net income per share of common stock:
Basic	$0.83	$1.01	$0.97	$0.87	$0.92
Diluted	$0.83	$1.00	$0.97	$0.86	$0.90

Avg. shares of common stock outstanding
Basic	8,122	7,557	7,454	7,353	6,787
Diluted	8,160	7,618	7,512	7,427	6,936
Cash dividends per share of common stock	$0.76	$0.75	$0.72	$0.71	$0.66

In thousands, except per share and operating data	2011	2010	2009	2008	2007
BALANCE SHEET DATA
Utility plant, at original cost
less accumulated depreciation	$353,397	$345,383	$326,899	$318,243	$272,396
Total assets	$378,737	$371,529	$358,895	$348,706	$294,589
Lines of credit	$11,740	$29,071	$25,123	$20,286	$898
Long-term obligations and
redeemable preferred stock,
including current portions	$108,257	$106,606	$107,555	$109,071	$92,073
Stockholders’ equity	$112,997	$95,146	$91,174	$87,794	$85,132
Total capitalization	$219,536	$200,207	$197,199	$195,349	$176,889

OPERATING DATA
Average water sales per customer	$714	$723	$701	$661	$645
Water pumped (millions of gallons)	7,401	7,517	7,063	7,526	7,755
Number of metered customers	80,600	78,400	76,900	75,800	75,149
Miles of water main	1,148	1,131	1,124	1,112	1,086

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our profitability is primarily attributable to the sale of water by Artesian Water.  Gross water sales in Artesian Water comprise 87.6% of total operating revenues.  Our profitability is also attributed to the various contract operations, water and sewer Service Line Protection Plans and other services we provide.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives.  Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

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

Water Division

Overview

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers served contributed to increases in our operating revenue.  The Town of Middletown, which is one of our municipal customers and is located in southern New Castle County, Delaware, has nearly doubled in population since 2001, and population growth in this area is expected to continue for some time as a result of ongoing and future residential construction.  As population growth continues in Middletown and other areas in Delaware, we believe that the demand for water will increase, thereby contributing to an increase in our operating revenues.  As of December 31, 2011, we had approximately 78,600 metered water customers in Delaware, an increase of approximately 700 compared to December 31, 2010.  The number of metered water customers in Maryland increased by approximately 1,500 compared to 2010, and the number of metered water customers in Pennsylvania remained consistent with 2010.

In December 2011, Artesian Water Maryland completed its purchase from Cecil County of all of Cecil County’s right, title and interest in and to the Meadowview, Pine Hills, Harbourview and Route 7 water facilities and the associated parcels of real property, easement rights and water transmission and distribution systems pursuant to an Asset Purchase Agreement, dated October 7, 2008 (as amended, the “Asset Purchase Agreement”).  The total price for the purchased assets was $2.2 million, which, pursuant to the Asset Purchase Agreement, was equal to the net asset value of the purchased assets at closing.  Artesian Water Maryland paid the full purchase price and assumed certain liabilities at closing.  As previously disclosed, on August 31, 2011, the Maryland Public Service Commission issued an order granting Artesian Water Maryland authority to exercise the franchise area served by the water facilities acquired under the Asset Purchase Agreement.  The existing water systems subject to the Asset Purchase Agreement serve approximately 1,500 customers.

Wastewater Division

Overview

Artesian Wastewater owns wastewater infrastructure and began providing wastewater services in Delaware in July 2005.  Artesian Wastewater Maryland was incorporated on June 3, 2008 to provide regulated wastewater services in Maryland.  Our wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.

On September 27, 2011, Artesian Resources, Artesian Wastewater Maryland and Cecil County mutually agreed to enter into a Termination of Asset Purchase Agreements, Franchise and Parent Guaranty, or the Termination Agreement, to terminate two purchase agreements, or the Asset Purchase Agreements, relating to the Meadowview Wastewater Facility, Highlands Wastewater Facility, Cherry Hill Wastewater Facility and the Harbourview Wastewater Facility, and related real property, easement rights and wastewater collection systems with respect to each facility or the wastewater facilities.

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

One of the wastewater treatment facilities in Middletown now provides reclaimed wastewater for use in spray irrigation on public and agricultural lands in the area.  Our relationship with the Town of Middletown has given us the opportunity to create the Artesian Water Resource Management Partnership, or AWRMP, to encourage and support the use of reclaimed water for agricultural irrigation and other needs.  Using reclaimed water to irrigate farm fields can save the Delmarva region millions of gallons of groundwater each day.  The AWRMP’s first project in Middletown will save up to three million gallons of water per day during the peak growing season.  Through the AWRMP initiative, Artesian will provide planning, engineering and technical expertise and help bring together the various state, local and private partners needed for water recycling project approvals.

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

In connection with the Asset Purchase Agreements previously discussed under Artesian Wastewater Maryland, in March 2009, Artesian Utility signed an agreement with the Cecil County Department of Public Works in Cecil County, Maryland to operate the Meadowview Wastewater and Highlands Wastewater treatment and disposal facilities.  This agreement was to remain effective until Artesian Wastewater Maryland purchased the facilities.  This agreement also employed Artesian Utility to operate two water supply and treatment stations and two booster stations in Cecil County.  Upon mutual agreement, the Asset Purchase Agreements were terminated on September 27, 2011 and the operation agreement was terminated effective on September 30, 2011.

Protection Plans

Artesian Resources initiated a Water Service Line Protection Plan, or WSLP Plan, in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers’ leaking water service lines up to an annual limit.  As of December 31, 2011, approximately 16,800, or 24.3%, of our eligible water customers had signed up for the WSLP Plan.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers’ sewer lines.  This plan, the Sewer Service Line Protection Plan, or SSLP Plan, covers all parts, material and labor required to repair or replace participating customers’ leaking or clogged sewer lines up to an annual limit.  As of December 31, 2011, approximately 9,400, or 13.6%, of our eligible customers had signed up for the SSLP Plan.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-customers of Artesian Resources.  As of December 31, 2011, approximately 730 non-customer participants have signed up for either the WSLP Plan or SSLP Plan.

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

All additions to plant are recorded at cost.  Cost includes direct labor, materials, and indirect charges for such items as transportation, supervision, pension, medical, and other fringe benefits related to employees engaged in construction activities.  When depreciable units of utility plant are retired, the cost of retired property, together with any cost associated with retirement and less any salvage value or proceeds received, is charged to accumulated depreciation.  The rate settlement discussed in Item 1 –Business under the heading “Regulatory Matters” authorizes that effective January 1, 2012, any cost associated with retirement less any salvage value or proceeds received will be charged to a regulated retirement liability.  This new approach will result in an approximately $1.2 million reclassification of utility plant to deferred credits and other liabilities on our Consolidated Balance Sheet in our fiscal year 2012.  Maintenance, repairs, and replacement of minor items of plant are charged to expense as incurred.

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

Our regulated utilities record deferred regulatory assets under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 980, which are costs that may be recovered over various lengths of time as prescribed by the DEPSC, MDPSC and PAPUC.  As the utility incurs certain costs, such as expenses related to rate case applications, a deferred regulatory asset is created.  Adjustments to these deferred regulatory assets are made when the DEPSC, MDPSC or PAPUC determines whether the expense is recoverable in rates, the length of time over which an expense is recoverable, or, because of changes in circumstances, whether a remaining balance of deferred expense is recoverable in rates charged to customers.  Adjustments to reflect changes in recoverability of certain deferred regulatory assets may have a significant effect on our financial results.

Our long-lived assets consist primarily of utility plant in service and regulatory assets.  We review for impairment of our long-lived assets, including utility plant in service, in accordance with the requirements of FASB ASC Topic 360.  We review regulatory assets for the continued application of FASB ASC Topic 980.  Our review determines whether there have been changes in circumstances or events that have occurred that require adjustments to the carrying value of these assets.  Adjustments to the carrying value of these assets would be made in instances where changes in circumstances or events indicate the carrying value of the asset may not be recoverable.  The Company believes there are no impairments in the carrying amounts of its long-lived assets at December 31, 2011.

Results of Operations

2011 Compared to 2010

Operating Revenues

Revenues totaled $65.1 million for the year ended December 31, 2011, $0.2 million, or 0.3%, above revenues for the year ended December 31, 2010 of $64.9 million.  Water sales revenues increased $0.9 million, or 1.6%, for the year ended December 31, 2011 over the corresponding period in 2010.  The increase in water sales is due to the addition of service territory, an increase in resale water revenue and temporary rate increases placed into effect on June 10, 2011 and November 11, 2011, as permitted under Delaware law, until new rates were approved by the DEPSC.  In addition, the Distribution System Improvement Charge, or DSIC, revenue increased for the year ended December 31, 2011 compared to the same period in 2010.  However, per capita demand has declined for the year ended December 31, 2011 in comparison to the year ended December 31, 2010, primarily due to the effects of an unusually wet late summer weather pattern, thereby reducing the effect of the temporary rate increases.  We realized 88.5% of our total operating revenue in 2011 from the sale of water as compared to 87.4% in 2010.

Other utility operating revenue totaled $3.3 million for the year ended December 31, 2011 as compared to $3.0 million in 2010.  The increase is primarily the result of increased wastewater revenues due to customer growth and an increase in our service charges, contract revenue and rental income.

Non-utility operating revenue decreased $1.0 million for the year ended December 31, 2011, or 19.6%, from $5.2 million in 2010 to $4.2 million for the same period in 2011.  This decrease is primarily due to an approximately $1.1 million decrease in Artesian Utility revenue, related to a decrease in design and permitting services performed for a project in Middletown, Delaware, a decrease in contract services performed for municipalities in Maryland following the purchase of the Town of Port Deposit’s water assets and a reduction in contract services for municipalities in Pennsylvania.  In addition, consulting revenue earned by Artesian Consulting Engineers decreased approximately $0.3 million due to the reduction and reorganization of the business.  The decrease in non-utility operating revenue is partially offset by an approximately $0.4 million increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue earned by Artesian Resources.  The SLP Plans provide coverage for all material and labor required to repair or replace participants’ leaking water service or clogged sewer lines up to an annual limit.

Percentage of Operating Revenues
	2011	2010	2009
Water Sales
Residential	54.4%	54.0%	54.2%
Commercial	20.9	20.6	21.3
Industrial	0.2	0.2	0.3
Government and Other	12.8	12.6	12.7
Non-utility operating revenues	6.7	8.1	7.9
Other utility operating revenues	5.0	4.5	3.6
Total	100.0%	100.0%	100.0%

Residential

Residential water service revenues in 2011 amounted to $35.4 million, an increase of $0.4 million, or 1.0% over the $35.0 million recorded in 2010, primarily due to temporary rate increases placed into effect on June 10, 2011 and November 11, 2011.  The unusually wet late summer weather pattern in 2011 reduced per capita consumption, thereby reducing water sales revenue for the full year 2011.  The increase in 2011 follows an increase of $2.0 million, or 6.1%, in 2010, which was primarily due to an increase in water consumption.  The volume of water sold to residential customers decreased to 3,710 million gallons in 2011 compared to 3,908 million gallons in 2010, a 5.1% decrease, primarily the result of the reduced water consumption in 2011 due to the unusually wet weather experienced during the year.  The number of residential customers served increased by 2,230, or 2.8%, in 2011.

Commercial

Water service revenues from commercial customers in 2011 increased by 2.4%, from $13.3 million in 2010 to $13.7 million in 2011, primarily due to temporary rate increases placed into effect in 2011.  We sold 2,125 million gallons of water to commercial customers in 2011, a 0.2% decrease as compared to 2,130 million gallons sold in 2010.

Industrial

Water service revenues from industrial customers increased by 19.4%, from $118,000 in 2010 to $141,000 in 2011.  The volume of water sold to industrial customers increased by 18.4%, from 18 million gallons in 2010 to 21 million gallons in 2011, primarily as a result of higher usage by an industrial customer that increased operations.

Government and Other

Government and other water service revenues in 2011 increased by 2.1%, from $8.2 million in 2010 to $8.4 million in 2011, primarily due to a slight increase in water consumption from municipalities for re-sale and temporary rates placed into effect in 2011.

Other Utility Operating Revenue

Other utility operating revenue, derived from contract operations, antenna leases on water tanks, finance/service charges and wastewater customer service revenues increased 11.1% in 2011, from $3.0 million in 2010 to $3.3 million in 2011.  As a percentage of operating revenues, other utility operating revenues increased to 5.0% from 4.5%.  The increase, approximately $0.3 million, is primarily the result of increased wastewater revenues due to customer growth and an increase in our service charges, contract revenue and rental income.

Non-Utility Operating Revenue

Non-utility operating revenue, derived from non-regulated water and wastewater operations, decreased from $5.2 million in 2010 to $4.2 million in 2011.  This decrease is attributable to a decrease in contract revenue in Artesian Utility of approximately $1.1 million, primarily due to a decrease in design and permitting services performed for a project in Middletown, Delaware, a decrease in contract services performed for municipalities in Maryland following the purchase of the Town of Port Deposit’s water assets and a reduction in contract services for municipalities in Pennsylvania.  In addition, consulting revenue earned by Artesian Consulting Engineers decreased approximately $0.4 million, due to the reduction and reorganization of the business.  The decrease in non-utility operating revenue is partially offset by an approximately $0.4 million increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue earned by Artesian Resources.  The SLP Plans provide coverage for all material and labor required to repair or replace participants’ leaking water service or clogged sewer lines up to an annual limit.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.8 million, or 2.0%, to $39.3 million in 2011.  The components of the change in operating expenses includes an increase in utility operating expenses of $1.4 million and a decrease in non-utility operating expenses of $0.6 million.

The increase in utility operating expenses of $1.4 million, or 4.4%, in 2011 as compared to 2010, is primarily comprised of an increase in payroll and employee benefits costs, repair and maintenance expenses, administration expenses and purchased water expenses.  The increase in utility operating expense is partially offset by a decrease in electric purchased power expenses.

Payroll and employee benefit costs increased $0.6 million, or 3.9%, compared to the same period in 2010, primarily as a result of an increase in wages, increased medical benefit premiums and a decrease in capitalized labor and benefits.

Repair and maintenance expenses increased $0.5 million, or 24.3%, a result of increased water treatment equipment maintenance costs, increased meter maintenance costs, increased software support fees and increased fuel costs.  As a percentage of operating expenses, repair and maintenance expenses increased to 8.1% from 6.7%.

Administration expenses increased $0.3 million, or 7.1%, primarily due to legal costs associated with ongoing litigation against Chester Water Authority contesting the propriety of rates they have charged for water we purchase under contract.

Purchased water expenses increased $0.2 million, or 4.7%, primarily due to an increase of 9.0% in Chester Water Authority’s rates effective in July 2010.  As a percentage of operating expenses, purchased water expenses increased to 10.8% from 10.5%.

Electric purchased power expenses decreased $0.2 million, or 10.1%, primarily the result of reduced water pumpage during the year ended 2011 compared to 2010.  In addition, we continue to mitigate future significant increases in electric purchased power expenses by signing two-year supply contracts at a fixed price.  Our most recent supply contract was effective May 2011.

Non-utility expenses decreased approximately $0.6 million, or 16.7%, primarily the result of less project activity in Artesian Utility as compared to the same period in 2010.  The decrease in non-utility expenses is partially offset by an increase in legal costs of approximately $313,000 as a result of a federal grand jury subpoena in connection with an investigation being conducted by the United States Attorney’s Office in the Eastern District of Pennsylvania and the Environmental Protection Agency.  As a percentage of operating expenses, non-utility expenses decreased to 8.9% from 10.9%.

Percentage of Operating and Maintenance Expenses
	2011	2010	2009

Payroll and Associated Expenses	47.7%	46.9%	46.7%
Administrative	20.9	21.0	22.6
Purchased Water	10.8	10.5	10.0
Repair and Maintenance	8.1	6.7	6.1
Water Treatment	3.6	4.0	4.1
Non-utility Operating	8.9	10.9	10.5

Total	100.0%	100.0%	100.0%

Property and other taxes increased by $33,000, or 0.9%, compared to the same period in 2010, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and an increase in the number of plants owned by Artesian.  Property taxes are assessed on land, buildings and certain utility plants, which include the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.  The increase in property taxes is partially offset by a decrease due to the first-year assessment of a facility located in Maryland, which was recorded in 2010 and was retroactive to include 2009.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 60.4% for the year ended December 31, 2011, compared to 59.3% for the year ended December 31, 2010.

Depreciation and amortization expense increased $0.4 million, or 5.4%, primarily due to continuing investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense decreased $0.4 million, or 8.4%, due to lower taxable income for the year ended December 31, 2011, compared to the year ended December 31, 2010.  The decrease in federal and state income tax expense is also due to a reclassification of deferred acquisition costs from regulatory assets on our Consolidated Balance Sheet to miscellaneous other expense on our Consolidated Statement of Operations, resulting in an approximately $142,000 tax effect.  The decrease in federal and state income tax expense is partially offset by an increase due to a retroactive adjustment to our effective tax rate applied to a deferred tax liability related to the bonus depreciation calculation in the State of Maryland.  Our total effective income tax rate, or ETR, for 2011 and 2010 was 40.8% and 40.0%, respectively.

Other Income, Net

Miscellaneous income decreased $328,000 primarily due to an approximately $354,000 reclassification of deferred acquisition costs from regulatory assets on our Consolidated Balance Sheet to miscellaneous other income (expense) on our Consolidated Statement of Operations, as a result of the termination of agreements discussed in Item 1 – Business – Artesian Wastewater Maryland to this Form 10-K.

Interest Charges

Interest charges decreased $6,000, or 0.1%, primarily due to a decrease in short-term debt outstanding.  We used the proceeds from our July 2011 and August 2011 offering of common stock to repay short-term borrowings.  The decrease in interest charges is partially offset by an increase in long-term debt outstanding, primarily due to the increased utilization of Delaware Drinking Water State Revolving Fund loans.  The average interest rate on our short-term credit balance decreased from 1.7% in 2010 to 1.6% in 2011.

Net Income

For the year ended December 31, 2011, our net income applicable to common stock decreased $0.9 million, or 11.5%, as compared to 2010.  This decrease in net income was primarily due to lower operating income margins from our water utility business as a result of the heavier precipitation experienced during the year ended December 31, 2011 compared to the same period in 2010.  The decrease in net income is also due to lower operating income margins from our non-utility business, a result of decreased contract services.  In addition, net income decreased due to increased legal costs associated with ongoing litigation against Chester Water Authority and the federal grand jury subpoena, both of which are discussed above, and a reclassification of deferred acquisition costs from regulatory assets on our Consolidated Balance Sheet to miscellaneous other expense on our Consolidated Statement of Operations, as a result of the termination of agreements discussed in Item 1 – Business – Artesian Wastewater Maryland to this Form 10-K.

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity for the year ended December 31, 2011 were $19.2 million provided by cash flow from operating activities, $3.2 million from the issuance of long-term debt and $17.2 million in net proceeds from the issuance of approximately 974,000 shares of Class A Non-Voting Common Stock, or Class A Stock.  On July 20, 2011 and August 15, 2011, the Company completed the sale of 804,290 shares and 84,000 shares of its Class A Non-Voting Common Stock, respectively.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

The amount outstanding on the Company’s lines of credit was $11.7 million as of December 31, 2011, a decrease of $17.3 million under the amount outstanding as of December 31, 2010, compared to an increase of $3.9 million for the year ended December 31, 2010 over the outstanding balance as of December 31, 2009.  The decrease in overall borrowings during 2011 as compared to 2010 was primarily the result of using the proceeds from our July 2011 and August 2011 offering of common stock to repay short-term borrowings.

We depend on the availability of capital for expansion, construction and maintenance.  We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations.  We expect that our aggregate investments in our utility plant and systems in 2012 will be approximately $24.6 million.  Our total obligations related to interest and principal payments on indebtedness, rental payments and water service interconnection agreements for 2012 are anticipated to be approximately $12.7 million.  We expect to fund our activities for the next year using our available cash balances, bank credit lines and projected cash generated from operations.  We believe that internally generated funds along with existing credit facilities will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements.  However, since part of our business strategy is to expand through strategic acquisitions, we may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes.

Investment in Plant and Systems

The primary focus of Artesian Water’s investment was to continue to provide high quality reliable service to our growing service territory.  We invested $15.8 million in capital expenditures during 2011 compared to $19.7 million invested during the same period in 2010.  During 2011, we invested $3.2 million to enhance or improve existing treatment facilities and for the rehabilitation of pumping equipment to better serve our customers.  We invested $2.9 million to upgrade and automate our meter reading equipment.  We invested approximately $0.2 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities.  We invested approximately $2.4 million in mandatory utility plant expenditures, due to governmental highway projects, which require the relocation of water service mains.  Developers financed $1.8 million for the installation of water mains and hydrants in 2011 compared to $1.3 million in 2010.  We also invested $0.9 million for equipment purchases, computer hardware and software upgrades, and building upgrades, furniture and equipment related to renovations made to our main office building located in New Castle County.  The investment in general plant also includes an additional investment of $0.7 million for transportation and equipment purchases.  An additional $0.9 million was invested in wastewater projects in Delaware.  Approximately $2.7 million was invested in the purchase of Cecil County, Maryland’s water assets, which includes $0.5 million of contributed property.

The following chart summarizes our investment in plant and systems over the past three fiscal years.

In thousands	2011	2010	2009

Source of supply	$2,930	$976	$295
Treatment and pumping	1,004	1,095	1,044
Transmission and distribution	7,496	9,089	8,023
General plant and equipment	1,701	4,811	5,118
Developer financed utility plant	1,802	1,633	1,584
Wastewater facilities	954	2,210	1,739
Allowance for Funds Used During Construction, AFUDC	(100)	(111)	(227)

Total	$15,787	$19,703	$17,576

Of the $24.6 million we expect to invest in 2012, approximately $5.6 million will be invested in transmission and distribution facilities, including the replacement of facilities, and the extension of facilities to address service needs in growth areas of our service territory.  Approximately $1.7 million will be invested in the relocations of facilities as a result of government mandates and renewals associated with the rehabilitation of aging infrastructure.  Approximately $9.9 million will be invested for new treatment facilities, facility upgrades, equipment and wells throughout Delaware and Maryland to identify, develop, treat and protect sources of water supply to assure uninterrupted service to our customers.  In addition, we will refund $1.5 million to customers, real estate developers and builders related to previous advances for construction they provided to Artesian in order to extend water service to their properties.

We also plan to invest $4.5 million in general plant, which includes new corporate automation, building renovations and transportation and equipment upgrades.  Additionally, $1.4 million will be invested in Artesian Wastewater for ongoing construction of wastewater plants.  Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Financing

We expect to fund our activities for the next twelve months using our available cash balances, bank credit lines, projected cash generated from operations and financing in the capital markets as necessary, including Delaware Drinking Water State Revolving Fund loans.

We have several sources of liquidity to finance our investment in utility plant and other fixed assets.  We estimate that the projected investment of approximately $23.2 million will be financed by our operations and external sources, including a combination of capital investment as well as short-term borrowings under our revolving credit agreements discussed below.

Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by state Public Service Commissions.

Lines of Credit

At December 31, 2011, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of December 31, 2011, there was $28.3 million of available funds under this line of credit.  The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 31, 2012 or any date on which Citizens demands payment.

At December 31, 2011, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of December 31, 2011, there were no borrowings under this line of credit.  The interest rate for borrowings under this line is LIBOR plus 1.50%.  The term of this line of credit expires on January 16, 2013.

On July 20, 2011, the Company completed the sale of 804,290 shares of its Class A Stock.  The net proceeds (after deducting underwriting discounts and commissions and offering expenses) of approximately $14.1 million were used to fund a paid-in capital contribution in the same amount to Artesian Water.  Artesian Water used the paid-in capital contribution to repay short-term borrowings (including borrowings incurred under our line of credit with Citizens that is available to all of our subsidiaries) incurred primarily to finance expenses associated with its construction program, including investment in utility plant and equipment, and to fund capital expenditures and other general corporate purposes.  On August 15, 2011, the Company completed the sale of an additional 84,000 shares of its Class A Stock, in accordance with the option granted to the underwriters to cover over-allotments associated with our July 2011 stock offering.  The net proceeds of approximately $1.5 million were used to fund a paid-in capital contribution in the same amount to Artesian Water as noted above.

Pursuant to the Termination Agreement between Artesian Resources and Darin A. Lockwood signed on August 6, 2010, Artesian Resources purchased the 75-acre parcel of land, previously purchased by Darin A. Lockwood on July 1, 2008, for the operation of the wastewater facility known as the Northern Sussex Regional Water Recharge Complex, or the NSRWRC.  The Company purchased the land (with a carrying value of $5.2 million) and all engineering and design work (with a carrying value of $2.7 million) by paying off the $7.9 million remaining balance of the NSRWRC’s construction loan with a financial institution secured by the 75-acre parcel that was previously guaranteed by the Company.  There is no other security pledged for the 75-acre parcel of land.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$11,740	$-----	$-----	$-----

Long-Term Debt

On August 1, 2008, Artesian Water Maryland executed a promissory note in the amount of approximately $2.3 million to Sunrise Holdings, L.P., or Sunrise, in connection with the Mountain Hill acquisition, that bears interest at a variable interest rate of LIBOR plus 1.50%.  The note is payable in four equal annual installments, commencing on the first anniversary of the closing date.  Three annual installment payments were made in the amount of $0.6 million each.  The remaining principal balance due on this note, as of December 31, 2011, is $0.6 million.  The note is secured by a first lien security interest in all of Mountain Hill’s assets in favor of Sunrise and is guaranteed by Artesian Resources.

Artesian Water’s trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66 ⅔% of total capitalization.  Our debt to total capitalization, including the short-term portion thereof, was 49.0% at December 31, 2011.  In addition, our revolving line of credit with CoBank contains customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets, change our business or incur additional indebtedness.  In addition, this line of credit requires us to abide by certain financial covenants and ratios.  As of December 31, 2011, we were in compliance with these covenants.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First Mortgage Bonds (Principal and Interest)	$7,037	$13,929	$13,776	$147,721	$182,463
State revolving fund loans (Principal and Interest)	798	1,675	1,675	7,359	11,507
Note Payable (Principal and Interest)	591	---	---	---	591
Operating leases	68	100	106	1,680	1,954
Unconditional purchase obligations	3,791	7,561	7,571	18,913	37,836
Tank painting contractual obligation	367	312	---	---	679
Total contractual cash obligations	$12,652	$23,577	$23,128	$175,673	$235,030

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

On July 15, 2011, Artesian Water entered into a Financing Agreement, or Financing Agreement, with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of Delaware, or the Department.  The Company has been given a loan of approximately $3.6 million, or the Loan, from the Delaware Safe Drinking Water Revolving Fund to finance all or a portion of the cost to replace specific water transmission mains in service areas located in New Castle County, Delaware (collectively, the “Project”).  In accordance with the Financing Agreement, the Company will from time to time request funds under the Loan as it incurs costs in connection with the Project.  The Company shall pay to the Department, on the principal amount drawn down and outstanding from the date drawn, interest at a rate of 1.7% per annum and an administrative fee at the rate of 1.7% per annum.  As of December 31, 2011, approximately $0.8 million was borrowed under this Loan.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 18 to our Consolidated Financial Statements for a full description of the impact of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2043, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at December 31, 2011 were approximately $11.7 million.  An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing a two year supply contract, at a fixed price.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS	December 31, 2011	December 31, 2010
Utility plant, at original cost less accumulated depreciation	$353,397	$345,383
Current assets
Cash and cash equivalents	311	179
Accounts receivable (less allowance for doubtful accounts 2011 - $216; 2010-$230)	4,997	5,094
Unbilled operating revenues	3,636	3,614
Materials and supplies	1,483	1,246
Prepaid property taxes	1,293	1,260
Prepaid expenses and other	1,530	2,640
Total current assets	13,250	14,033
Other assets
Non-utility property (less accumulated depreciation 2011-$417; 2010-$377)	4,214	4,480
Other deferred assets	5,142	5,023
Total other assets	9,356	9,503
Regulatory assets, net	2,734	2,610
	$378,737	$371,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$8,611	$7,637
Preferred stock	---	---
Additional paid-in capital	86,311	69,989
Retained earnings	18,075	17,520
Total stockholders' equity	112,997	95,146
Long-term debt, net of current portion	106,539	105,061
	219,536	200,207
Current liabilities
Lines of credit	11,740	29,071
Current portion of long-term debt	1,718	1,545
Accounts payable	2,784	3,401
Accrued expenses	2,253	2,126
Overdraft payable	365	740
Deferred income taxes	772	459
Accrued interest	1,223	1,189
Customer deposits	942	805
Other	2,863	2,549
Total current liabilities	24,660	41,885

Commitments and contingencies (Note 10)	---	---

Deferred credits and other liabilities
Net advances for construction	14,405	16,159
Postretirement benefit obligation	455	525
Deferred investment tax credits	643	664
Deferred income taxes	41,732	37,558
Total deferred credits and other liabilities	57,235	54,906

Net contributions in aid of construction	77,306	74,531
	$378,737	$371,529
The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts
	For the Year Ended December 31,
	2011	2010	2009

Operating revenues
Water sales	$57,564	$56,685	$53,871
Other utility operating revenue	3,302	2,973	2,208
Non-utility operating revenue	4,204	5,227	4,833
	65,070	64,885	60,912
Operating expenses
Utility operating expenses	32,300	30,934	28,965
Non-utility operating expenses	3,148	3,780	3,403
Depreciation and amortization	7,410	7,032	6,556
Taxes
State and federal income taxes
Current	106	950	116
Deferred	4,548	4,132	4,744
Property and other taxes	3,822	3,789	3,483
	51,334	50,617	47,267

Operating income	13,736	14,268	13,645

Other income, net
Allowance for funds used during construction (AFUDC)	163	183	413
Miscellaneous	136	464	422
	299	647	835

Income before interest charges	14,035	14,915	14,480

Interest charges	7,289	7,295	7,218

Net income applicable to common stock	$6,746	$7,620	$7,262

Income per common share:
Basic	$0.83	$1.01	$0.97
Diluted	$0.83	$1.00	$0.97

Weighted average common shares outstanding:
Basic	8,122	7,557	7,454
Diluted	8,160	7,618	7,512

Cash dividends per share of common stock	$0.7626	$0.7529	$0.7225

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands	For the Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,746	$7,620		$7,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,410	7,032		6,556
Deferred income taxes, net	4,466	3,480		4,600
Stock compensation	120	111		98
AFUDC, equity portion	(100)	(111)		(227)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	215	290		(603)
Unbilled operating revenues	(22)	(96)		79
Materials and supplies	(237)	(26)		(73)
Prepaid property taxes	(33)	(38)		(103)
Prepaid expenses and other	1,110	(1,336)		(813)
Other deferred assets	(254)	(111)		(159)
Regulatory assets	(124)	(92)		45
Accounts payable	(617)	(295)		(860)
Accrued expenses	127	1,441		(2,183)
Accrued interest	34	(172)		110
Customer deposits and other, net	451	693		(92)
Postretirement benefit obligation	(70)	(212)		(75)
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,222	18,178		13,562

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(15,787)	(19,703)		(17,576)
Proceeds from sale of assets	55	61		43
NET CASH USED IN INVESTING ACTIVITIES	(15,732)	(19,642)		(17,533)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments)borrowings under lines of credit agreements	(17,331)	3,948		4,837
(Decrease) increase in overdraft payable	(375)	(286)		242
Net advances and contributions in aid of construction	1,640	2,179		1,854
Change in deferred debt issuance costs	72	36		114
Net proceeds from issuance of common stock	17,176	1,918		1,399
Dividends paid	(6,191)	(5,677)		(5,379)
Issuance of long-term debt	3,195	---		---
Principal repayments of long-term debt	(1,544)	(949)		(1,516)
NET CASH (USED IN)PROVIDED BY FINANCING ACTIVITIES	(3,358)	1,169		1,551

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	132	(295)		(2,420)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	179	474		2,894

CASH AND CASH EQUIVALENTS AT END OF YEAR	$311	$179		$474

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions	$706	$376		$845
Contractual amounts of contributions in aid of construction due from developers included in accounts receivable	$627	$509		$678
Contractual amounts of contributions in aid of construction received from developers included in accounts receivable	$509	$630	$	---

CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
In thousands	For the Year Ended December 31,
	2011	2010	2009

Supplemental Disclosures of Cash Flow Information:
Interest paid	$7,255	$7,467	$7,107
Income taxes paid	$312	$1,942	$350

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
In thousands
	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2008	6,519	882	$6,519	$882	$66,699	$13,694	$87,794

Net income	---	---	---	---	---	7,262	7,262
Cash dividends declared
Common stock	---	---	---	---	---	(5,379)	(5,379)
Issuance of common stock
Dividend reinvestment plan	19	---	19	---	289	---	308
Employee stock options and awards(4)	65	---	65	---	772	---	837
Employee Retirement Plan(3)	22	---	22	---	330	---	352
Balance as of December 31, 2009	6,625	882	$6,625	$882	$68,090	$15,577	$91,174

Net income	---	---	---	---	---	7,620	7,620
Cash dividends declared
Common stock	---	---	---	---	---	(5,677)	(5,677)
Issuance of common stock
Dividend reinvestment plan	18	---	18	---	310	---	328
Employee stock options and awards(4)	91	---	91	---	1,231	---	1,322
Employee Retirement Plan(3)	21	---	21	---	358	---	379
Balance as of December 31, 2010	6,755	882	$6,755	$882	$69,989	$17,520	$95,146

Net income	---	---	---	---	---	6,746	6,746
Cash dividends declared
Common stock	---	---	---	---	---	(6,191)	(6,191)
Issuance of common stock
Stock issuance	888	---	888	---	14,746	---	15,634
Dividend reinvestment plan	21	---	21	---	373	---	394
Employee stock options and awards(4)	25	---	25	---	543	---	568
Employee Retirement Plan(3)	40	---	40	---	660	---	700
Balance as of December 31, 2011	7,729	882	$7,729	$882	$86,311	$18,075	$112,997

(1)	At December 31, 2011, 2010, and 2009, Class A Common Stock had 15,000,000 shares authorized. For the same periods, shares issued were 7,753,730, 6,779,878 and 6,650,002, respectively.
(2)	At December 31, 2011, 2010, and 2009, Class B Common Stock had 1,040,000 shares authorized and 882,000 shares issued.
(3)	Artesian Resources Corporation registered 500,000 shares of Class A Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
(4)
Under the Equity Compensation Plan, effective May 25, 2005 Artesian Resources Corporation authorized up to 500,000 shares of Class A Common Stock for issuance of grants in forms of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the Plan.

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

As more fully discussed in Note 11 - Northern Sussex Regional Water Recycling Complex, LLC, Artesian Resources and Darin A. Lockwood, the owner of Northern Sussex Regional Water Recycling Complex, LLC, or NSRWRC, signed a Conclusion and Termination Agreement on August 6, 2010.  Consequently, effective August 6, 2010, NSRWRC was deconsolidated from the Company’s consolidated financial statements.  The Company is no longer the primary beneficiary of NSRWRC and NSRWRC no longer constitutes a variable interest entity, or VIE, as defined by Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810.

Reclassification

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.  These reclassifications had no effect on net income or stockholders' equity.

Utility Subsidiary Accounting

The accounting records of Artesian Water Company, Inc., or Artesian Water, and Artesian Wastewater Management, Inc., or Artesian Wastewater, are maintained in accordance with the uniform system of accounts as prescribed by the Delaware Public Service Commission, or the DEPSC.  The accounting records of Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, are maintained in accordance with the uniform system of accounts as prescribed by the Pennsylvania Public Utility Commission, or the PAPUC.  The accounting records of Artesian Water Maryland, Inc., or Artesian Water Maryland, and Artesian Wastewater Maryland, Inc., or Artesian Wastewater Maryland, are maintained in accordance with the uniform system of accounts as prescribed by the Maryland Public Service Commission, or the MDPSC.  All five subsidiaries follow the provisions of FASB ASC Topic 980, which provides guidance for companies in regulated industries.

Utility Plant

All additions to plant are recorded at cost.  Cost includes direct labor, materials, and indirect charges for such items as transportation, supervision, pension, and other fringe benefits related to employees engaged in construction activities.  When depreciable units of utility plant are retired, the cost of retired property, together with any cost associated with retirement and less any salvage value or proceeds received, is charged to accumulated depreciation.  The rate settlement discussed in Item 1 –Business under the heading “Regulatory Matters” authorizes that effective January 1, 2012, any cost associated with retirement less any salvage value or proceeds received will be charged to a regulated retirement liability.  This new approach will result in an approximately $1.2 million reclassification of utility plant to deferred credits and other liabilities on our Consolidated Balance Sheet in our fiscal year 2012.  Maintenance, repairs, and replacement of minor items of plant are charged to expense as incurred.

In accordance with a rate order issued by the DEPSC, Artesian Water accrues an Allowance for Funds Used During Construction, or AFUDC.  AFUDC, which represents the cost of funds devoted to construction projects through the date the project is placed in service, is capitalized as part of construction work in progress.  The rate used for the AFUDC calculation is based on Artesian Water's weighted average cost of debt and the rate of return on equity authorized by the DEPSC.  The rate used to capitalize AFUDC in 2011, 2010, and 2009 was 8.2%, 7.9%, and 7.7%, respectively.

Utility plant comprises:
In thousands
		December 31,
	Estimated Useful Life (In Years)	2011	2010
Utility plant at original cost
Utility plant in service-Water
Intangible plant	---	$140	$140
Source of supply plant	45-85	17,247	16,422
Pumping and water treatment plant	35-62	59,302	57,168
Transmission and distribution plant
Mains	81	187,993	182,319
Services	39	30,918	29,770
Storage tanks	76	23,122	22,703
Meters	26	19,915	17,208
Hydrants	60	10,241	9,678
General plant	3-31	44,857	42,645

Utility plant in service-Wastewater
Treatment and Disposal Plant	35-62	11,248	11,611
Collection Mains & Lift Stations	81	6,266	4,944
General plant	3-31	1,107	1,015

Property held for future use	---	13,157	13,489
Construction work in progress	---	4,894	5,521
		430,407	414,633
Less – accumulated depreciation		77,010	69,250
		$353,397	$345,383

Depreciation and Amortization

For financial reporting purposes, depreciation is recorded using the straight-line method at rates based on estimated economic useful lives, which range from 3 to 85 years.  Composite depreciation rates for water utility plant were 2.22%, 2.18% and 2.25% for 2011, 2010 and 2009, respectively.  In a rate order issued by the DEPSC, the Company was directed effective January 1, 1998 to begin using revised depreciation rates for utility plant.  In rate orders issued by the DEPSC, Artesian Water was directed, effective May 28, 1991 and August 25, 1992, to offset depreciation recorded on utility plant by depreciation on utility property funded by Contributions in Aid of Construction, or CIAC, and Advances for Construction, or Advances, respectively.  This reduction in depreciation expense is also applied to outstanding CIAC and Advances.  Other deferred assets are amortized using the straight-line method over applicable lives, which range from 2 to 40 years.

Regulatory Assets

FASB ASC Topic 980 stipulates generally accepted accounting principles for companies whose rates are established or subject to approvals by a third-party regulatory agency.  Certain expenses are recoverable through rates charged to our customers, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the Delaware Public Service Commission, or DEPSC, the MDPSC and the PAPUC.  Depreciation and salary study expenses are amortized on a straight-line basis over a period of five years and two years for all other expenses related to Delaware rate proceedings and applications to increase rates.  Other expenses related to Maryland rate proceedings and applications to increase rates are amortized on a straight line basis over a period of five years or until the next rate increase application.  Artesian Water recognizes an offsetting regulatory asset with respect to its postretirement benefit obligation (see Note 9 to our Financial Statements for a description of the Company's Postretirement Benefit Plan).  The deferred income taxes will be amortized over future years as the tax effects of temporary differences previously flowed through to the customers reverse.  Goodwill was recognized as a result of the acquisition of Mountain Hill in August 2008 and is currently being amortized on a straight-line basis over a period of fifty years.  Deferred acquisition and franchise costs are the result of due diligence costs related to the December 2011 purchase of water assets in Cecil County, Maryland and the November 2010 purchase of the Port Deposit, Maryland water assets.  Amortization of these deferred acquisition costs begin once the acquired assets are placed into service.  The amortization of the Port Deposit acquisition began in November 2010 and the amortization of the Cecil County Acquisition began in December 2011, and both will be amortized over a period of twenty years.  The termination of the Asset Purchase Agreements discussed in Item 1 - Business – Artesian Wastewater Maryland resulted in an approximately $354,000 reclassification of deferred acquisition costs from regulatory assets on our Consolidated Balance Sheet to miscellaneous other expense on our Consolidated Statement of Operations.

Regulatory assets at December 31, net of amortization, comprise:

In thousands	2011	2010

Postretirement benefit obligation	$567	$637
Deferred income taxes	506	521
Goodwill	348	355
Deferred acquisition and franchise costs	816	1,009
Expense of rate and regulatory proceedings	497	88
	$2,734	$2,610

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

Other Deferred Assets

Debt issuance costs are amortized over the term of the related debt, which ranges from 10 to 30 years.  The investment in Co-Bank, which is a cooperative bank, is related to certain outstanding First Mortgage Bonds and is a required investment in the bank based on the underlying long term debt agreements.  A large portion of other deferred assets, approximately $0.4 million, is in relation to the Mountain Hill acquisition.

Other deferred assets at December 31, net of amortization, comprise:

In thousands	2011	2010

Debt issuance cost	$2,228	$2,300
Investment in Co-Bank	2,294	2,067
Other	620	656
	$5,142	$5,023

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

Stock Compensation Plans

On May 25, 2005, the Company’s stockholders approved a new Equity Compensation Plan, which authorizes up to 500,000 shares of Class A Non-Voting Common Stock, or Class A Stock, for issuance, referred to as the 2005 Equity Compensation Plan, or the Plan.  Since May 25, 2005, no additional grants have been made under the Company’s other stock-based compensation plans that were previously available.  The Company accounts for stock options issued after January 1, 2006 under FASB ASC Topic 718.  Compensation costs in the amount of $120,000, $111,000 and $98,000 for awards and options granted in 2011, 2010 and 2009 respectively, were determined based on the fair value at the grant dates and those costs are being charged to income over the service period associated with the grants.  The $98,000 in 2009 was the amount amortized for stock options awarded in 2009 and 2008.  The $111,000 in 2010 was the amount amortized for stock options awarded in 2010 and 2009.  The $120,000 in 2011 was the amount amortized for stock options awarded in 2011 and 2010.

There was no stock compensation cost capitalized as part of an asset.

The fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants issued in 2011, 2010 and 2009 under the 2005 Equity Compensation Plan (See Note 8 “Stock Compensation Plans”).

	2011		2010		2009
Dividend Yield	4.0%		4.2%		4.5%
Expected Volatility	.25		.27		.26
Risk Free Interest Rate	3.12%		3.38%		2.81%
Expected Term	8.36	years	8.97	years	7.06	years

The expected dividend yield was based on a 12 month rolling average of the Company’s current dividend yield.  The expected volatility is the standard deviation of the change in the natural logarithm of the stock price (expressed as an annual rate) for the expected term shown above.  The expected term was based on historic exercise patterns for similar grants.  The risk free interest rate is the 7-year Treasury Constant Maturity rate as of the date of the grants for 2008 and 10-year Treasury Constant Maturity rate as of the date of the 2010 and 2011 grants.

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

Other operating revenue includes wastewater service revenue derived from monthly fixed fees billed to customers, and which is recorded when billed.  Service line protection plan revenues are recognized on an accrual basis.

Accounts Receivable

Accounts receivable are recorded at the invoiced amounts.  The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in our existing accounts receivable.  The Company reviews the allowance for doubtful accounts on a quarterly basis.  Account balances are written off against the allowance when it is probable the receivable will not be recovered.  The allowance for doubtful accounts was $0.2 million at December 31, 2011 and December 31, 2010.  The corresponding expense for the year ended December 31, 2011 and 2010 was $0.3 million and $0.4 million, respectively.  The following table summarizes the changes in the Company’s accounts receivable balance:

	December 31,
In thousands	2011	2010	2009

Customer accounts receivable – water	$3,390	$3,161	$3,039
Other	1,823	2,163	2,608
	5,213	5,324	5,647
Less allowance for doubtful accounts	216	230	142
Net accounts receivable	$4,997	$5,094	$5,505

The activities in the allowance for doubtful accounts are as follows:

	December 31,
In thousands	2011	2010	2009

Beginning balance	$230	$142	$106
Allowance adjustments	262	370	291
Recoveries	111	78	74
Write off of uncollectible accounts	(387)	(360)	(329)
Ending balance	$216	$230	$142

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, Artesian Resources considers all temporary cash investments with an original maturity of three months or less to be cash equivalents.  Artesian Resource’s and its subsidiaries utilize their bank's zero balance account disbursement service to reduce the use of their lines of credit by funding checks as they are presented to the bank for payment rather than at issuance.  If the checks currently outstanding, but not yet funded, exceed the cash balance on our books, the net liability is recorded as a current liability on the consolidated balance sheet in the Overdraft Payable account.

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

Long-term Financial Liabilities

The fair value of Artesian Resources' long-term debt as of December 31, 2011 and December 31, 2010, determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities as guided under FASB ASC 825 are shown below:

In thousands	December 31,
	2011	2010
Carrying amount	$108,257	$106,606
Estimated fair value	127,912	113,150

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

As of December 31, 2011, Artesian Resources has federal net operating loss carry-forwards aggregating approximately $6.6 million, which will expire if unused by 2031.  As of December 31, 2011, Artesian Resources has separate company state net operating loss carry-forwards aggregating approximately $15.9 million.  These net operating loss carry-forwards will expire if unused between 2024 and 2031.  Artesian Resources has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of the state net operating loss carry-forwards.  Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets.  The valuation allowance increased from approximately $45,000 in 2010 to approximately $53,000 in 2011.

At December 31, 2011, for federal income tax purposes, there were alternative minimum tax credit carry-forwards aggregating $3.7 million resulting from the payment of alternative minimum tax in current and prior years.  These alternative minimum tax credit carry-forwards may be carried forward indefinitely to offset future regular federal income taxes.

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  As a result of our review of our tax positions, we determined that we had no material uncertain tax positions.  The Company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.  There were no such interest and penalty charges for the years ended December 31, 2011 or December 31, 2010.  The Company remains subject to examination by state authorities for tax years 2008 through 2011 and by federal authorities for the tax years 2009 through 2011.  During the second quarter of 2010, the Internal Revenue Service, or IRS, conducted an examination of the Company’s Federal income tax returns for 2007 and 2008.  The IRS has proposed no changes to the 2007 consolidated corporate income tax return.  The IRS made changes to the tax depreciation expense, which is related to the bonus depreciation calculation, on the 2008 consolidated corporate income tax return in the amount of approximately $1.9 million.  This change does not constitute a disallowance of a deduction, but only a deferral of such deduction.  The depreciation expense will be taken in subsequent years over the remaining tax lives of the applicable assets.  This adjustment reduces the Net Operating Loss generated in 2008 by the same amount.  The Company agrees with this change.

Components of Income Tax Expense
In thousands	For the Year Ended December 31,
State income taxes	2011		2010	2009
Current		$106	$127	$64
Deferred		994	984	996
Total state income tax expense		$1,100	$1,111	$1,060

	For the Year Ended December 31,
Federal income taxes		2011	2010	2009
Current	$	---	$823	$52
Deferred		3,554	3,148	3,748
Total federal income tax expense		$3,554	$3,971	$3,800

Reconciliation of effective tax rate:
	For the Year Ended December 31,
In thousands	2011	2011	2010	2010	2009	2009
	Amount	Percent	Amount	Percent	Amount	Percent
Reconciliation of effective tax rate
Income before federal and state income taxes	$11,401%	100.0	$12,702%	100.0	$12,153%	100.0

Amount computed at statutory rate	3,876	34.0	4,319	34.0	4,132	34.0
Reconciling items
State income tax-net of federal tax benefit	711	6.2	726	5.7	683	5.6
Other	67	0.6	37	0.3	45	0.4
Total income tax expense and effective rate	$4,654%	40.8	$5,082%	40.0	$4,860%	40.0

Deferred income taxes at December 31, 2011, 2010, and 2009 were comprised of the following:

	For the Year Ended December 31,
In thousands	2011	2010	2009

Deferred tax assets related to:
Federal alternative minimum tax credit carry-forwards	$3,688	$3,775	$2,547
Federal and state operating loss carry-forwards	3,077	2,521	4,899
Bad debt allowance	127	132	97
Valuation allowance	(53)	(45)	(37)
Stock options	251	---	---
Other	344	196	214
Total deferred tax assets	$7,434	$6,579	$7,720

Deferred tax liabilities related to:
Property plant and equipment basis differences	$(48,681)	$(43,767)	$(41,410)
Expenses of rate proceedings	(144)	(18)	(91)
Property taxes	(494)	(470)	(486)
Other	(619)	(341)	(249)
Total deferred tax liabilities	$(49,938)	$(44,596)	$(42,236)

Net deferred tax liability	$(42,504)	$(38,017)	$(34,516)

Deferred taxes, which are classified into a net current and non-current balance, are presented in the balance sheet as follows:

Current deferred tax liability	$(772)	$(459)	$(439)
Non-current deferred tax liability	(41,732)	(37,558)	(34,077)
Net deferred tax liability	$(42,504)	$(38,017)	$(34,516)

Schedule of Valuation Allowance
		Additions
	Balance at Beginning Of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
In thousands

Classification
For the Year Ended December 31, 2011 Valuation allowance for deferred tax assets	$45	$8	---	$53
For the Year Ended December 31, 2010 Valuation allowance for deferred tax assets	$37	$8	---	$45
For the Year Ended December 31, 2009 Valuation allowance for deferred tax assets	$71	---	$34	$37

NOTE 4

PREFERRED STOCK

As of December 31, 2011 and 2010, Artesian Resources had no preferred stock outstanding.  Artesian Resources has 100,000 shares of $1.00 par value Series Preferred stock authorized but unissued.

NOTE 5

COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

The Class A Non-Voting Common Stock, or Class A Stock, of Artesian Resources trades on the NASDAQ Global Select Market under the symbol ARTNA.  The Class B Common Stock, or Class B Stock, of Artesian Resources trades on the NASDAQ's OTC Bulletin Board under the symbol ARTNB.  The rights of the holders of the Class A Stock and the Class B Stock are identical, except with respect to voting.

Under Artesian Resources' dividend reinvestment plan, which allows for reinvestment of cash dividends and optional cash payments, stockholders were issued 21,233, 18,082 and 19,277 shares at fair market value for the investment of $395,000, $328,000, and $308,000 of their monies in the years 2011, 2010, and 2009, respectively.

NOTE 6

DEBT

At December 31, 2011, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of December 31, 2011, there was $28.3 million of available funds under this line of credit.  The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 31, 2012 or any date on which Citizens demands payment.

At December 31, 2011, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of December 31, 2011, there were no borrowings under this line of credit.  The interest rate for borrowings under this line is LIBOR plus 1.50%.  The term of this line of credit expires on January 16, 2013.

On July 20, 2011, the Company completed the sale of 804,290 shares of its Class A Stock.  The net proceeds (after deducting underwriting discounts and commissions and offering expenses) of approximately $14.1 million were used to fund a paid-in capital contribution in the same amount to Artesian Water.  Artesian Water used the paid-in capital contribution to repay short-term borrowings (including borrowings incurred under our line of credit with Citizens that is available to all of our subsidiaries) incurred primarily to finance expenses associated with its construction program, including investment in utility plant and equipment, and to fund capital expenditures and other general corporate purposes.

On August 15, 2011, the Company completed the sale of an additional 84,000 shares of its Class A Stock, in accordance with the option granted to the underwriters to cover over-allotments associated with our July 2011 stock offering.  The net proceeds of approximately $1.5 million were used to fund a paid-in capital contribution in the same amount to Artesian Water as noted above.

Pursuant to the Termination Agreement between Artesian Resources and Darin A. Lockwood signed on August 6, 2010, Artesian Resources purchased the 75-acre parcel of land, previously purchased by Darin A. Lockwood on July 1, 2008, for the operation of the wastewater facility known as the Northern Sussex Regional Water Recharge Complex, or NSRWRC.  The Company purchased the land (with a carrying value of $5.2 million) and all engineering and design work (with a carrying value of $2.7 million) by paying off the $7.9 million remaining balance of the NSRWRC’s construction loan with a financial institution secured by the 75-acre parcel that was previously guaranteed by the Company.  There is no other security pledged for the 75-acre parcel of land.

Long-term debt consists of:

	December 31,
In thousands	2011	2010
First mortgage bonds

Series O, 8.17%, due December 29, 2020	$20,000	$20,000
Series P, 6.58%, due January 31, 2018	25,000	25,000
Series Q, 4.75%, due December 1, 2043	15,400	15,400
Series R, 5.96%, due December 31, 2028	25,000	25,000
Series S, 6.73%, due December 31, 2033	13,200	13,800
	98,600	99,200

State revolving fund loans

4.48%, due August 1, 2021	2,624	2,827
3.57%, due September 1, 2023	1,010	1,076
3.64%, due May 1, 2025	1,667	1,761
3.41%, due February 1, 2031	2,993	581
3.40%, due July 1, 2032	783	---
	9,077	6,245

Notes Payable
Promissory Note, variable interest, due August 1, 2012	580	1,161
	580	1,161

Sub-total	108,257	106,606

Less: current maturities (principal amount)	1,718	1,545

Total long-term debt	$106,539	$105,061

Payments of principal amounts due during the next five years and thereafter:

In thousands	2012	2013	2014	2015	2016	Thereafter
First Mortgage bonds	$600	$600	$600	$600	$600	$95,600
State revolving fund loans	538	535	556	578	601	6,269
Notes Payable	580	---	---	---	---	---
Total payments	$1,718	$1,135	$1,156	$1,178	$1,201	$101,869

NOTE 7

NON-UTILITY OPERATING REVENUE AND EXPENSES

Non-utility operating revenue consisted of $1.9 million, $3.0 million, and $3.0 million recognized by Artesian Utility in 2011, 2010 and 2009, respectively.  In addition, $2.1 million, $1.7 million and $1.3 million was from Artesian Resources’ water and sewer Service Line Protection Plans in 2011, 2010 and 2009, respectively.  The Service Line Protection Plans provide coverage for all material and labor required to repair or replace participants’ leaking water and leaking or clogged sewer service lines up to an annual limit.  An additional $175,000, $539,000 and $496,000 in revenue was recognized in 2011, 2010 and 2009, respectively, from Artesian Consulting Engineers for design and engineering services to developers for residential and commercial development.  As a result of the decline in new housing and development due to the economic downturn, the need for development and architectural services has remained depressed.  Therefore, in April 2011, management decided to reduce staffing levels and reorganize the business.  Artesian Consulting Engineers will no longer provide development and architectural services to outside third parties.  Artesian Consulting Engineers will continue to work with existing clients on projects already in progress for engineering services until those projects are complete.  Artesian will continue to provide design and engineering contract services through our Artesian Utility subsidiary.

Non-utility operating expenses are as follows:

In thousands	2011	2010	2009

Artesian Utility	$1,823	$2,311	$2,308
Artesian Development	39	24	---
Artesian Resources	993	847	660
Artesian Consulting Engineers	293	598	435
Total	$3,148	$3,780	$3,403

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

The following summary reflects changes in the shares of Class A Stock under option:

	2011 Shares	2011 Weighted Average Exercise Price	2010 Shares	2010 Weighted Average Exercise Price	2009 Shares	2009 Weighted Average Exercise Price
Plan options
Outstanding at beginning of year	440,800	$17.18	497,889	$15.91	530,921	$15.14
Granted	33,750	19.06	33,750	18.61	33,750	15.26
Exercised	(24,550)	11.87	(90,839)	10.75	(65,132)	9.48
Expired	---	---	---	---	(1,650)	9.33
Outstanding at end of year	450,000	$17.61	440,800	$17.18	497,889	$15.91

Options exercisable at year end	416,250	$17.49	407,050	$17.06	464,139	$15.95

The fair value per share of options granted during 2011, 2010, and 2009 were $3.50, $3.73 and $2.56 respectively, as estimated using the Black-Scholes Merton option pricing model.  The total intrinsic value of options exercised during 2011, 2010 and 2009 were $167,000, $700,000 and $427,000, respectively.  There were no fully vested shares granted during 2011.  During 2011, we received $292,000 in cash from the exercise of options, with a $66,000 tax benefit realized during the period.

The following tables summarize information about employee and director stock options outstanding at December 31, 2011:

Options Outstanding
Range of Exercise Price	Shares Outstanding at December 31, 2011	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$12.40 - $18.44	216,000	3.33 Years	$15.45	$729,844
$18.45 - $21.12	234,000	5.60 Years	$19.60	$7,425

Options Exercisable
Range of Exercise Price	Shares Exercisable at December 31, 2011	Weighted Average Remaining Life	Weighted Average Exercise Price
$12.40 - $18.44	216,000	3.33 Years	$15.45	$729,844
$18.45 - $21.12	200,250	4.96 Years	$19.69	$7,425

As of December 31, 2011, there was $44,000 of total unrecognized expense related to non-vested option shares granted under the Plan.  The cost will be recognized over the remaining 0.4 years vesting period of the unvested options.

NOTE 9

EMPLOYEE BENEFIT PLANS

401(k) Plan

Artesian Resources has a defined contribution 401(k) Salary Deduction Plan, or the 401(k) Plan, which covers substantially all employees.  Under the terms of the 401(k) Plan, Artesian Resources contributed 2% of eligible salaries and wages and matched employee contributions up to 6% of gross pay at a rate of 50%.  Artesian Resources may, at its option, make additional contributions of up to 3% of eligible salaries and wages.  No such additional contributions were made in 2011, 2010 and 2009.  The 401(k) Plan expenses, which include Company contributions and administrative fees, for the years 2011, 2010 and 2009, were approximately $719,000, $681,000, and $618,000, respectively.

Supplemental Pension Plan

Effective October 1, 1994, Artesian Water established a Supplemental Pension Plan, or the Supplemental Plan, to provide additional retirement benefits to full-time employees hired prior to April 26, 1994.  The Supplemental Plan is a defined contribution plan that enables employees to save for future retiree medical costs, which will be paid by employees.  The Supplemental Plan accomplishes this objective by providing additional cash resources to employees upon a termination of employment or retirement, to meet the cost of future medical expenses.  Artesian Water has established a contribution based upon each employee's years of service ranging from 2% to 6% of eligible salaries and wages.  Artesian Water also provides additional benefits to individuals who were over age 50 as of January 1, 1994.  These individuals are referred to as the Transition Group.  Effective November 1, 1994, individuals eligible for the Transition Group had the opportunity to defer compensation to the Supplemental Plan, and to receive a transition matching contribution for 5 years.  Each one-dollar of eligible salaries and wages deferred by the Transition Group was matched with three, four, or five dollars by Artesian Water based on the employee's years of service subject to certain limitations under the federal tax rules.  Plan expenses, which include Company contributions and administrative fees, for the years 2011, 2010 and 2009, were approximately $264,000, $263,000, and $268,000, respectively.

Postretirement Benefit Plan

Artesian Water has a Postretirement Benefit Plan, or the Benefit Plan, which provides medical and life insurance benefits to certain retired employees.  Prior to the amendment of the Benefit Plan, substantially all employees could become eligible for these benefits if they reached retirement age while still working for Artesian Water.  The amendment excludes any current employees from becoming eligible for these benefits upon retirement.

FASB ASC Topic 715 stipulates that Artesian Water accrue the expected cost of providing postretirement health care and life insurance benefits as employees render the services necessary to earn the benefits.  Artesian Water recognizes an offsetting regulatory asset with respect to its post retirement liability.  This asset is recorded based on the DEPSC order, which permits Artesian Water to continue recovery of postretirement health care and life insurance expense on a pay-as-you-go basis for the remaining eligible employees.  Further, expenses recovery as a percentage of rates is expected to remain generally constant over the initial years, and then decline until the obligation is liquidated.  The amounts recognized in consolidated financial statements are determined based on an actuarial basis, which uses assumptions about inflation, mortality, medical trend rates and discount rates.  A change in these assumptions could cause actual results to differ from those reported.  Amounts charged to expense were $112,000, $115,000, and $114,000 for 2011, 2010 and 2009, respectively.

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

Benefit Obligations and Funded Status
In thousands	Year Ended
	December 31
	2011	2010
Change in Accumulated Postretirement Benefit Obligation
Accumulated Postretirement Benefit Obligation at the Beginning of the Year	$678	$785
Service Cost	---	---
Interest Cost	34	44
Actuarial (Gain) or Loss	123	(40)
Benefits Paid	(117)	(115)
Plan Participant's Contributions	5	4
Accumulated Postretirement Benefit Obligation at the End of the Year	723	678
Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	---	---
Benefits Paid	(117)	(115)
Employer Contributions	112	111
Plan Participant's Contributions	5	4
Fair Value of Assets at the End of the Year	---	---
Net Amount Recognized
Funded Status	(723)	(678)
Unrecognized Transition Obligation Asset	17	26
Unrecognized Net Gain or Loss	139	15
Net Amount Recognized:	(567)	(637)
Amounts Recognized in the Statement of Financial Position
Accrued Benefit Liability-Current	(112)	(112)
Accrued Benefit Liability-Noncurrent	(455)	(525)
Net Amount Recognized	$(567)	$(637)
Weighted Average Assumptions at the End of the Year
Discount Rate	4.50%	5.50%
Assumed Health Care Cost Trend Rates
Health Care Cost Trend Rate Assumed for Next Year	7.00%	7.00%
Ultimate Rate	3.50%	4.50%
Year that the Ultimate Rate is Reached	2015	2014

Impact of One-Percentage-Point Change in Assumed Health Care Cost Trend Rates
	Increase	Decrease
Effect on Service Cost & Interest Cost	$1	$(1)
Effect on Postretirement Benefit Obligation	$27	$(25)

Contributions
Artesian Water expects to contribute $111,500 to its postretirement benefit plan in 2012.
The following table represents the approximate annual benefits expected to be paid for the years ended December 31:

In thousands	Other Benefits

2012	$112
2013	105
2014	96
2015	87
2016	77
2017 through 2020	250
$727

NOTE 10

COMMITMENTS AND CONTINGENCIES

Leases

In October 1997, Artesian Water entered into a 33-year operating lease for a parcel of land with improvements located in South Bethany, a municipality in Sussex County, Delaware.  The annual lease payments increase each year by the most recent increase in the Consumer Price Index for Urban Workers, CPI-U, as published by the U.S. Department of Labor, Bureau of Labor Statistics.  At each eleventh year of the lease term, the annual lease payment shall be determined based on the fair market value of the parcel of land.  Rental payments for 2011, 2010 and 2009 were $15,300, $12,700, and $12,600, respectively.  The future minimum rental payment as disclosed in the following table is calculated using CPI-U as of October 31, 2011 as well as any adjustments for appraisals conducted to determine the fair market value of the parcel of land.

During 2003, Artesian Resources entered into a 40-year easement agreement to acquire an easement to access, operate, maintain, repair, improve, replace and connect Artesian’s water system to a well, including a parcel of land around the well.  Easement payments for 2011, 2010 and 2009 were $31,200, $30,000 and $29,000, respectively.

In October 2006, Artesian Water entered into a 3-year contract for office space located in Sussex County, Delaware.  In October 2009 the contract term was extended for an additional year and therefore ended in October 2010.  Rent payments for 2010 and 2009 were $40,000 and $48,000, respectively.

Artesian Wastewater entered into a perpetual agreement for the use of approximately 460 acres of land in Sussex County, Delaware for wastewater disposal.  Beginning January 2007, Artesian Wastewater is required to pay a minimum of $40,000 per year for the use of this land.  Once disposal operations begin, the monthly fee will be contingent on the average number of gallons of wastewater disposed on the properties.  Payments for 2011, 2010 and 2009 were $40,000 each year.  The agreement can be terminated by giving 180-day notice prior to the termination date.

During September 2007, Artesian Water entered into a 3-year contract for office space located in New Castle County, Delaware.  The contract ended in August 2010.  This location was used as general office space while the Artesian Water main office space was being renovated.  Rent payments during 2010 and 2009 were $53,000 and $79,000, respectively.

Future minimum annual rental payments related to operating leases for the years subsequent to 2011 are as follows:

In thousands
2012	$68
2013	49
2014	51
2015	52
2016	54
2017 through 2043	1,680
$1,954

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

The minimum annual purchase commitments for all interconnection agreements for 2012 through 2016 and the aggregate total for the years 2017 through 2021, calculated at the noticed rates, are as follows:

In thousands
2012	$3,791
2013	3,780
2014	3,780
2015	3,780
2016	3,791
2017 through 2021	18,913
$37,835

Expenses for purchased water were $3.8 million, $3.6 million, and $3.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Other Commitments

In 2005, Artesian Water entered into a 6-year agreement with Utility Service Co., Inc. to clean and paint tanks from 2006 to 2011 for $1.9 million.  The tank painting expense for 2011, 2010 and 2009 was $344,000, $364,000, and $358,000.  In 2011, Artesian Water entered into a 2-year agreement with Southern Corrosion Inc. to clean and paint tanks in 2012 and 2013.  Pursuant to the 2-year agreement, the expenditure committed for the years 2012 through 2013 is $623,000.  Also, in 2011, following the purchase of water assets from Cecil County, Maryland, Artesian Water Maryland assumed two agreements with Utility Service Co., Inc. to clean and paint tanks.  The agreements can be renewed annually.  The expenditure committed for both agreements in 2012 is $55,000.

Budgeted mandatory utility plant expenditures, due to planned governmental highway projects, which require the relocation of Artesian Water's water service mains, expected to be incurred in 2012 through 2016 are as follows:

In thousands
2012	$1,655
2013	950
2014	525
2015	50
2016	550
$3,730

The exact timing and extent of these relocation projects is controlled primarily by the Delaware Department of Transportation.

Litigation

Artesian Resources and its subsidiaries are subject to legal proceedings in the ordinary course of business.  Any amounts from such legal proceedings that are probable and reasonably estimable are reflected in the financial statements.

Related to the ongoing litigation with Chester Water Authority discussed in Item 1A. Risk Factors of this Form 10-K, we have approximately $1.1 million and $0.4 million of accrued expenses recorded on our Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, respectively.  These accrued expenses represent the disputed portion of Chester Water Authority’s rate increases and have been withheld from payments to Chester Water Authority pending the outcome of the litigation.

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

NOTE 12

RELATED PARTY TRANSACTIONS

Prior to the signing of the Termination Agreement on August 6, 2010 discussed in Note 11 - Northern Sussex Regional Water Recycling Complex, LLC, the Company entered into transactions in the normal course of business with related parties.  The owner of NSRWRC is the sole owner of Meridian Architects and Engineers, LLC, or Meridian Architects, Meridian Enterprises, LLC, or Meridian Enterprises, and Meridian Consulting, LLC, or Meridian Consulting.  Approximately $15,000 was paid to Meridian Enterprises for the year ended December 31, 2010 for office space rental.  In addition, for the year ended December 31, 2010, related party revenue for engineering services was approximately $4,000 from Triple D Double S, LLC.  All services were provided in the ordinary course of business at fees and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.

NOTE 13

GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Pennsylvania and Artesian Water Maryland provide water utility service to customers within their established service territory in all three counties of Delaware and in portions of Pennsylvania and Maryland, pursuant to rates filed with and approved by the DEPSC, the PAPUC and the MDPSC.  As of December 31, 2011, Artesian Water was serving 78,600 customers, Artesian Water Pennsylvania was serving 38 customers and Artesian Water Maryland was serving 2,000 customers.

Artesian Wastewater began providing wastewater services to a community in Sussex County, Delaware in July 2005.  The DEPSC approved the temporary rates for this community on July 15, 2005, and on January 24, 2006, approved the rates and tariff.  As of December 31, 2011, Artesian Wastewater was serving 885 customers, the majority of which are located in Sussex County, Delaware.

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

On April 11, 2011, Artesian Water filed a request with the DEPSC to implement new rates to meet a requested increase in revenue of 19.45%, or approximately $10.9 million, on an annualized basis.  The new rates are designed to support Artesian Water’s ongoing capital improvement program and to cover increased costs of operations, including chemicals and fuel, electricity, taxes, labor and benefits.  Artesian Water’s last request to implement new rates was filed in April 2008.  As permitted by law, on June 10, 2011, we placed temporary rates into effect designed to generate an increase in annual operating revenue of approximately 4.45%, or $2.5 million on an annualized basis, until new rates were approved by the DEPSC.  Also as permitted by law, on November 11, 2011, we placed into effect a second step of temporary rates designed to generate an additional increase in annual operating revenue of approximately 6.68%, or $3.8 million on an annualized basis, until new rates were approved by the DEPSC.

Artesian Water, the DEPSC, and the Division of the Public Advocate entered into an agreement to settle Artesian Water’s April 2011 application for an increase in rates.  PSC Order No. 8097, issued on January 31, 2012, approved the settlement agreement, authorizing a permanent rate increase in revenue of approximately 11.13%, or $6.25 million on an annualized basis.  Since the permanent rate increase does not exceed amounts previously collected under previously approved temporary increases in rates, Artesian Water is not required to refund any amounts to its customers.  The approved permanent rate increase is effective as of January 1, 2012.  The settlement also authorizes a return on equity of 10%.  Additionally, effective January 1, 2012, the settlement permits a tariff change that includes the use of a seasonal connection charge as well as a new approach for presenting the cost of retired property and ratemaking treatment for salvage costs to be recovered in rates.  Currently, when depreciable units of utility plant are retired, the cost of retired property, together with any cost associated with retirement less any salvage value or proceeds received, is charged to accumulated depreciation.  The settlement authorizes that effective January 1, 2012, any cost associated with retirement less any salvage value or proceeds received will be charged to a regulated retirement liability.  This new approach will result in an approximately $1.2 million reclassification of utility plant to deferred credits and other liabilities on our Consolidated Balance Sheet in our fiscal year 2012.  The settlement also authorizes Artesian Water to change from quarterly to monthly billing, implementation is expected to take place during the first quarter of 2012.

On December 29, 2010, Artesian Water Maryland filed an application with the MDPSC to revise its rates and charges concerning the former Mountain Hill Water system.  Artesian Water Maryland requested authorization to implement proposed new rates for water service to meet a requested increase in revenue of approximately $65,000 on an annualized basis.  In addition to the increase in rates, Artesian Water Maryland is requesting a change to its rate structure, reducing the per thousand gallon charge while adding a monthly customer and fire protection charge.  On September 16, 2011, the MDPSC authorized a rate increase in revenue of approximately $51,000 on an annualized basis and approved the change in rate structure.  The rate increase became effective on November 29, 2011.

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

On September 30, 2008, Artesian Water Maryland and Artesian Wastewater Maryland filed joint applications with the MDPSC to exercise franchises granted to the Company by Cecil County.  On March 31, 2009, we presented an updated application that included an extended service area and the acquisition of certain facilities.  A petition by the Appleton Regional Community Alliance delayed the exercise of franchises granted.  On June 21, 2011, the Maryland Court of Appeals held that Maryland law does not prohibit the transfer and sale of assets contemplated by these transactions.  On August 31, 2011, the MDPSC granted authority to exercise the franchises.  On September 27, 2011, Artesian Wastewater Maryland and Cecil County mutually agreed to terminate two Asset Purchase Agreements and a wastewater franchise agreement with respect to certain wastewater facilities in Cecil County.  Termination of the wastewater franchise agreement is subject to receipt of approval from the MDPSC.  Artesian Wastewater Maryland has agreed to file an application with the MDPSC for such approval.  On December 21, 2011, Artesian Water Maryland completed its purchase of water assets from Cecil County and began serving the franchise area granted to the Company by Cecil County.  See Item 1 – Business – Artesian Wastewater Maryland for further discussion.

Other Proceedings

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC.  This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility’s overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period.  During 2010, Artesian Water filed two applications with the DEPSC for approval to collect a 0.34% increase and 0.68% increase during the first and second half of the year, respectively.  These increases recover the costs of eligible revenue producing improvements made since the last rate increase in 2008, and were calculated to generate approximately $286,000 in revenue annually.  In November 2010, we filed an application with the DEPSC for approval to increase the DSIC rate to 1.47% effective January 1, 2011, which will generate approximately $390,000 in revenue on an annual basis.  The DEPSC approved the DSIC effective January 1, 2010, July 1, 2010 and January 1, 2011, subject to audit at a later date.  For the year ended December 31, 2011, we earned approximately $346,000 in DSIC revenue.  For the year ended December 31, 2010, we earned approximately $288,000 in DSIC revenue.

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

NOTE 15

NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.  The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Year
	Ended December 31,
	2011	2010	2009
	(in thousands)

Weighted average common shares outstanding during the period for Basic computation	8,122	7,557	7,454
Dilutive effect of employee stock options	38	61	58
Weighted average common shares outstanding during the period for Diluted computation	8,160	7,618	7,512

For the years ended December 31, 2011 and December 31, 2010, employee stock options to purchase 221,425 and 221,332 shares of common stock were excluded from the calculations of diluted net income per share, respectively, as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during this period.

The Company has 15,000,000 authorized shares of Class A Stock, and 1,040,000 shares of Class B Stock.  As of December 31, 2011, 7,729,506 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  As of December 31, 2010, 6,755,654 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  As of December 31, 2009, 6,625,778 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  The par value for both classes is $1.00 per share.  For the years ended December 31, 2011, December 31, 2010 and December 31, 2009, the Company issued 85,600, 129,876 and 106,396 shares of Class A Stock, respectively.  In addition, on July 20, 2011 and August 15, 2011, the Company completed the sale of 804,290 shares and 84,000 shares of its Class A Stock, respectively.

Equity per common share was $13.91, $12.59 and $12.23 at December 31, 2011, December 31, 2010 and December 31, 2009, respectively.  These amounts were computed by dividing common stockholders' equity by the number of shares of common stock outstanding on December 31, 2011, December 31, 2009 and December 31, 2008, respectively.

NOTE 16

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table is derived from quarterly unaudited consolidated statements of operations for the years ended December 31, 2011 and 2010.  Quarterly basic and diluted per share amounts do not add to the full year total due to rounding.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
In thousands (except per share data)	2011	2010	2011	2010	2011	2010	2011	2010

Operating revenues	$14,757	$14,983	$16,510	$16,003	$17,730	$17,963	$16,073	$15,936
Operating income	$2,219	$2,787	$3,588	$3,620	$4,367	$4,706	$3,562	$3,155
Net income applicable to common stock	$1,009	$1,646	$1,753	$1,798	$2,238	$2,897	$1,746	$1,279

Income per common share
Basic	$0.13	$0.22	$0.23	$0.24	$0.26	$0.38	$0.20	$0.17
Diluted	$0.13	$0.22	$0.23	$0.24	$0.26	$0.38	$0.20	$0.17

NOTE 17

COMMON STOCK OFFERING

On July 20, 2011, the Company completed the sale of 804,290 shares of its Class A Stock.  The net proceeds (after deducting underwriting discounts and commissions and offering expenses) of approximately $14.1 million were used to fund a paid-in capital contribution in the same amount to Artesian Water.  Artesian Water used the paid-in capital contribution to repay short-term borrowings (including borrowings incurred under our line of credit with Citizens Bank that is available to all of our subsidiaries) incurred primarily to finance expenses associated with its construction program, including investment in utility plant and equipment, and to fund capital expenditures and other general corporate purposes.

On August 15, 2011, the Company completed the sale of an additional 84,000 shares of its Class A Stock, in accordance with the option granted to the underwriters to cover over-allotments associated with our July 2011 stock offering.  The net proceeds of approximately $1.5 million were used to fund a paid-in capital contribution in the same amount to Artesian Water as noted above.

NOTE 18

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
Newark, Delaware

We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artesian Resources Corporation at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Artesian Resources Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Bethesda, Maryland
March 15, 2012

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

Artesian Resources Corporation’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework.”  Based on this assessment, Management determined that at December 31, 2011, the Corporation’s internal control over financial reporting was effective.

(c)  Attestation Report of the Registered Public Accounting Firm

The effectiveness of Artesian’s internal control over financial reporting as of December 31, 2011 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(d)  Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting, occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Date: March 15, 2012

CHIEF EXECUTIVE OFFICER:	CHIEF FINANCIAL OFFICER:

/s/ DIAN C. TAYLOR	/s/ DAVID B. SPACHT
Dian C. Taylor	David B. Spacht

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Artesian Resources Corporation
Newark, Delaware

We have audited Artesian Resources Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Artesian Resources Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Artesian Resources Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Artesian Resources Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Bethesda, Maryland
March 15, 2012

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Dian C. Taylor	66
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

Qualifications:  Ms. Dian Taylor has 20 years of experience as Chief Executive Officer and President of the Company, during which the Company has continuously expanded its service area.  Ms. Taylor has extensive knowledge of the complex issues facing smaller companies and prior strategic planning expertise.  Ms. Taylor has served as President of the National Association of Water Companies, a trade organization of the investor-owned water utility industry.  Ms. Taylor also has served on the Delaware Economic and Financial Advisory Council, on the Board of Directors of the Delaware State Chamber of Commerce, the American Heart Association, the Committee of 100 and the Delaware Council on Economic Education, a Regional Advisory Board Member for Citizens Bank, a Trustee of the Delaware Grand Opera and the Christiana Care Hospital and as a Commissioner for the Delaware River and Bay Authority.  The Board views Ms. Taylor’s experience with various aspects of the utility industry and her demonstrated leadership roles in business and community activities as important qualifications, skills and experiences for the Board of Directors’ conclusion that Ms. Taylor should serve as a director of the Company.

Kenneth R. Biederman	68
Biography:  Director since 1991 - Currently retired and former Professor of Finance at the Lerner College of Business and Economics of the University of Delaware from May 1996 to May 2011.  Interim Dean of the College of Business and Economics of the University of Delaware from February 1999 to June 2000.  Dean of the College of Business and Economics of the University of Delaware from 1990 to 1996.  Former Director of the Mid-Atlantic Farm Credit Association from 2006 to 2010.  Director of Chase Manhattan Bank USA from 1993 to 1996.  Formerly a financial and banking consultant from 1989 to 1990 and President of Gibraltar Bank from 1987 to 1989.  Previously Chief Executive Officer and Chairman of the Board of West Chester Savings Bank; Economist and former Treasurer of the State of New Jersey and Staff Economist for the United States Senate Budget Committee.  He serves on the Executive; Audit; Strategic Planning, Budget and Finance; Governance and Nominating; and Compensation Committees.

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

John R. Eisenbrey, Jr.	56
Biography:  Director since 1993 – Small Business Executive.  For more than 26 years, Owner and President of Bear Industries, Inc., a contracting firm providing building fire sprinkler protection installations for businesses throughout the Delmarva Peninsula.  Mr. Eisenbrey is the nephew of Dian C. Taylor and the cousin of Nicholle R. Taylor.  He serves on the Audit; Governance and Nominating; and Compensation Committees.

Qualifications:  The Board of Directors has determined that Mr. Eisenbrey’s hands-on experience as a business owner in one of our primary geographic regions qualifies him to be a member of the Board.  For more than 26 years, Mr. Eisenbrey has been the Owner and President of a privately held contracting firm providing fire sprinkler protection installations for businesses throughout the Delmarva Peninsula.  Mr. Eisenbrey is a past President of the Delaware Contractors Association.  Mr. Eisenbrey’s operating business background provides hands-on experience with operational, technical and regulatory matters also applicable to our water business.

Nicholle R. Taylor	44
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

Qualifications:  Ms. Nicholle Taylor has over twenty years of experience with the Company in a variety of field, office and managerial positions.  The Board of Directors has determined that the range of her experience across various company functions gives her a clear perception of how the Company operates, thus enhancing the Board’s ability to know the Company’s current capabilities and limitations, and qualifies her to serve as a director.  Ms. Taylor serves on the Board of Directors of the National Association of Water Companies, a trade organization of the investor-owned water utility industry.  Ms. Taylor also currently serves on the Board of Directors of the Committee of 100, which is a business organization that promotes responsible economic development in the state of Delaware.

William C. Wyer	65
Biography:  Director since 1991 - Business Consultant with Wyer Group, Inc. since September 2005.  Previously, Mr. Wyer served as Managing Director of Wilmington Renaissance Corporation (formerly Wilmington 2000) from January 1998 to August 2005.  Wilmington Renaissance Corporation was a private organization seeking to revitalize the City of Wilmington, Delaware.  Mr. Wyer served as a Director and member of the Audit Committee of GMAC Bank and its’ successor National Motors Bank, FBS since August 2001 through 2008, President of All Nation Life Insurance, Senior Vice President of Blue Cross/Blue Shield of Delaware from September 1995 to January 1998, Managing Director of Wilmington 2000 from May 1993 to September 1995 and President of Wyer Group, Inc. from 1991 to 1993 and Commerce Enterprise Group from 1989 to 1991, both of which are management-consulting firms specializing in operations reviews designed to increase productivity, cut overhead and increase competitiveness, and President of the Delaware State Chamber of Commerce from 1978 to 1989.  He serves on the Executive; Audit; Strategic Planning, Budget and Finance; Governance and Nominating; and Compensation Committees.

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

Joseph A. DiNunzio, CPA	49
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

Bruce P. Kraeuter, PE	62
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

Jennifer L. Finch, CPA	43
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

John J. Schreppler II, ESQ.	55
Vice President, Assistant Secretary and General Counsel of Artesian Resources Corporation and its subsidiaries since July 2000.  Prior to joining the Company, he practiced law in Wilmington, Delaware as John J. Schreppler, II P.A. from February 1999, and before that as a partner in The Bayard Firm from 1988 to 1999.

David B. Spacht	52
Chief Financial Officer and Treasurer of Artesian Resources Corporation and its subsidiaries since January 1995, except that he has not been Chief Financial Officer of the wholly owned subsidiary Artesian Consulting Engineers, Inc. since May 2009.  The Company has employed Mr. Spacht since 1980 and he has held various executive and management level positions within the Company.

John M. Thaeder	54
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

In accordance with the provisions of the Company's By-laws, the Board is divided into three classes.  Members of each class serve for three years and one class is elected each year to serve a term until his or her successor shall have been elected and qualified or until earlier resignation or removal.  Kenneth R. Biederman has been nominated for election to the Board of Directors at the shareholders Annual Meeting to be held May 9, 2012.

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

Director Compensation

In May 2011, each director received an annual retainer fee of $16,000 paid in advance.  The chair of the Audit Committee received an additional annual retainer of $5,000.  The chairs of the remaining standing committees received additional annual retainers of $3,000.  Each director received $2,000 for each Board meeting attended, $1,500 for each committee meeting attended on the day of a regular board meeting and $2,000 for each committee meeting attended on any other day.  Each director received $450 per diem for workshops.

In 2011, our directors, other than Dian C. Taylor and Nicholle R. Taylor, whose fees as director are included in the Summary Compensation Table, received the following compensation:

Director Compensation Table – 2011

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All other Compensation ($)(2)	Total ($)
Kenneth R. Biederman	71,900	23,611	---	95,511
John R. Eisenbrey, Jr.	60,900	23,611	---	84,511
William C. Wyer	69,900	23,611	20,671	114,182

(1)
On May 17, 2011, each Director received option grants of 6,750 shares of Class A Stock at exercise prices equal to the fair market value on the date of grant (last reported sale price on the date of grant) or $19.06.  All options are exercisable one year from the date of grant and with terms of ten years.  The grant date fair market value, computed in accordance with Financial Accounting Standard Board, Accounting Standards Codification Topic 718, or ASC718, based upon the assumptions made in the valuations as described in Note 1 of the 2011 Financial Statements, is reflected in the “Option Awards” column in the table above.  The aggregate number of option awards outstanding at December 31, 2011 for each Director is:

Option Shares Outstanding at December 31, 2011
Kenneth R. Biederman	72,000
John R. Eisenbrey, Jr.	65,250
William C. Wyer	65,250

(2)	$20,671 was paid for medical insurance premiums for Mr. Wyer and his spouse.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2011, the members of our Compensation Committee were Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer.  None of our executive officers serves as a director or as a member of the compensation committee, or any other committee serving an equivalent function, of any entity that has one or more of its executive officers serving as members of our Compensation Committee or as a director of our Board.  No member of our Compensation Committee has ever been our employee.  Our independent directors are Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer.

Independence

In 2011, the Board of Directors determined that a majority of the Board of Directors met the independence requirements prescribed by the listing standards of the NASDAQ Global Select Market.  In making its determination, the Board of Directors considered John R. Eisenbrey, Jr.’s Stock Repurchase Agreement, dated as of August 31, 2011, between Wilmington Savings Fund Society, FSB, and Artesian Resources Corporation and is Incorporated by reference to Exhibit 10.1 filed with the Company’s form 8-K filed on September 6, 2011.

Audit Committee

The Audit Committee reviews the procedures and policies relating to the internal accounting procedures and controls of the Company, and provides general oversight with respect to the accounting principles employed in the Company’s financial reporting.  As part of its activities, the Audit Committee meets with representatives of the Company’s management and independent accountants.  The Audit Committee has considered the extent and scope of non-audit services provided to the Company by its outside accountants and has determined that such services are compatible with maintaining the independence of the outside accountants.  The Audit Committee appoints and retains the Company’s independent accountants.  The Audit Committee has a charter delineating its purpose and functions.  The Audit Committee consists of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer.  The Board of Directors has also determined that each member of the Audit Committee meets the independence requirements prescribed by the listing standards of the NASDAQ Global Select Market and the rules and regulations of the Securities and Exchange Commission.  The Board of Directors has further determined that Mr. Biederman, a member of the Audit Committee, is an "audit committee financial expert" as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.  During 2011, the Audit Committee met five times.

Compensation Committee

The Compensation Committee reviews the compensation and benefits provided to key management employees, officers and directors and makes recommendations as appropriate to the Board.  The Committee also determines whether and what amounts should be granted under the Equity Compensation Plan and may make recommendations for amendments to the Plan.  The Compensation Committee has a charter delineating its purpose and functions.  The Compensation Committee is comprised of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer, three independent directors.  During 2011, the Compensation Committee met two times.

Consideration of Director Candidates

The Governance and Nominating Committee is comprised of three independent directors, Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer. As part of the formalized nominating procedures, the committee makes recommendations for Director Nominations to the full Board.  Director candidates nominated by stockholders are considered in the same manner, provided the nominations are submitted to the Secretary and copied to the Chairman of the committee on a timely basis and in accordance with the Company’s By-laws.  Nominations for the election of directors for the 2012 Annual Stockholders’ Meeting were approved by the Governance and Nominating Committee on January 25, 2012.

The Governance and Nominating Committee has determined that no one single criterion should be given more weight than any other criteria when it considers the qualifications of a potential nominee to the Board.  Instead, it believes that it should consider the total “skills set” of an individual.  In evaluating an individual’s skills set, the Governance and Nominating Committee considers a variety of factors, including, but not limited to, the potential nominee’s background and education, his or her general business experience, and whether or not he or she has any experience in positions with a high degree of responsibility.  In addition, although the Governance and Nominating Committee does not have a policy with regard to the consideration of diversity in identifying director nominees, its charter includes in the Governance and Nominating Committee’s duties and responsibilities that it seek members from diverse backgrounds so that the Board consists of members with a broad spectrum of experience and expertise.

Code of Ethics

The Company has adopted a code of ethics applicable to its chief executive officer, chief financial officer, controller or principal accounting officer, and any person who performs a similar function, which is a "code of ethics" as defined by applicable rules of the Securities and Exchange Commission.  This code is publicly available on the Company's website at www.artesianwater.com.  If the Company makes any amendments to this code other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company's chief executive officer, chief financial officer, controller or principal accounting officer, and any person who performs a similar function, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website.  The information on the website listed above is not and should not be considered part of this Annual Report on Form 10-K and is intended to be an inactive textual reference only.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, directors, officers and certain beneficial owners of the Company’s equity securities are required to file reports of their transactions in the Company’s equity securities with the Securities and Exchange Commission on specified due dates.  With respect to the fiscal year 2011, reports of transactions by all directors, officers and such beneficial holders were timely filed with the exception of a late filed Form 4 for John M. Thaeder, reporting the acquisition of 200 shares of Class A Stock.  In making this statement, the Company has relied on the written representations of its directors, officers and holders of more than ten percent (10%) of either class of our outstanding common stock and copies of the reports that they filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This discussion describes Artesian Resources Corporation’s (“Company” or “Artesian”) compensation program for its executive officers listed in the Summary Compensation Table that immediately follows this discussion.

Objectives of Artesian’s Compensation Program

The Compensation Committee believes that the compensation for Artesian’s executives should serve to attract, motivate and retain seasoned and talented executives responsible for successfully guiding and implementing the Company’s strategy.  Our strategy is to increase our customer base, revenues, earnings and dividends by expanding our services across the Delmarva Peninsula, thereby providing our shareholders with a long-term, satisfactory return on their investment.

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

The compensation program rewards overall qualitative contributions and performance of each individual towards the Company’s strategy.  In reviewing the Company’s overall compensation program in the context of the risks identified in the Company’s risk management processes, the Compensation Committee does not believe that the risks the Company faces are correlated with the Company’s compensation programs and, therefore, the Compensation Committee does not believe that the program creates a reasonable likelihood of a material adverse effect on the Company.

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

Compensation Process

The Compensation Committee relies on various factors, including an executive officer's individual performance and contributions to the Company's strategic objectives, recommendations of the Company’s Chief Executive Officer and internal pay equity in determining executive compensation.  The Compensation Committee generally exercises broad discretion in setting the compensation of the Chief Executive Office and other executives and primarily considers the performance of the management team as a group, the Chief Executive Officer’s assessment of other executive’s performance and the Chief Executive Officer’s compensation recommendations with respect to the other executive officers as part of its process.  The Committee has not retained or obtained advice from a compensation consultant since an analysis dated April 14, 2008 by Astron Solutions.

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

Cash Bonus and Equity Compensation Awards

Annually, the Compensation Committee determines whether any Cash Bonus and/or Equity Compensation Award should be granted to any of the executives.  The Cash Bonus and Equity Compensation Awards are intended to reward executives for their contributions towards meeting the Company’s strategic objectives.  Cash Bonus and Equity Compensation Awards are entirely discretionary and are based upon a qualitative assessment conducted by the Compensation Committee in the case of the Chief Executive Officer and by the Compensation Committee and the Chief Executive Officer in the case of other executives.  Considering the Company’s financial performance amid the continued difficult economic environment, no bonus compensation was awarded to the Chief Executive Officer or the other executives in 2011. In December 2010, in recognition of both the team’s and individual contributions towards meeting the Company’s strategic objectives during the continued prolonged period of economic disruption and to reward their efforts to sustain the Company’s financial performance in the face of the challenging economic conditions, the executive officers were awarded increases in their Cash Bonuses.  The Chief Executive Officer was awarded a $20,000 increase compared to that awarded in each of the prior two years. The Executive Vice President and Vice President and Assistant Treasurer were awarded increases of $18,750.  The remaining executive officers were awarded increases of $8,750.  In 2009, the bonus compensation awarded to the executives was determined based on their performance as a team and each executive other than the Chief Executive Officer was awarded the same level of cash bonus.

Equity compensation may be awarded by the Board of Directors under the Company’s 2005 Equity Compensation Plan, which provides for the grants of stock options, stock units, stock awards, dividend equivalents and other stock-based awards.  The 2005 Equity Compensation Plan is meant to encourage recipients of such grants to contribute materially to the growth of the Company, for the benefit of the Company’s shareholders, and to align the economic interests of the recipients with those of shareholders.  Stock bonuses under the Plan were last granted to executives in 2006.  In addition, as reported in the Outstanding Equity Awards at Year End table, the Company’s executives have stock options available for exercise that were granted in prior years.  Based upon these factors and the efforts of the executives to maintain financial performance and continue progress on our strategic objectives during difficult economic conditions, additional compensation in each of the years 2007 through 2010 was awarded to executives in the form of cash bonuses.   The Compensation Committee determined that no cash bonus award to executives was warranted in 2011.

Generally, each May the Compensation Committee considers the grant of stock options for directors.  Consistent with the grant made to all directors on May 17, 2011, Dian C. Taylor and Nicholle R. Taylor each received grants of 6,750 shares of Class A Stock at an exercise price equal to the fair market value on the date of grant (last reported sale price on that date), exercisable one year from the date of grant and with terms of ten years from the date of grant.  Dian C. Taylor and Nicholle R. Taylor also each received option grants of 6,750 shares of Class A Stock on May 18, 2010 and on May 19, 2009 under the same terms as the 2011 options.

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

The Role of Management in the Executive Compensation Process

Our Director of Human Resources typically assists the Compensation Committee by preparing and providing information showing:

➢	current executive compensation levels;

➢	executive compensation recommendations made by the Chief Executive Officer;

➢	salary grade minimum, midpoint and maximums for each executive as last recommended by the Company’s compensation consultant;

➢	actual base salary, cash bonus and equity compensation for each of the prior three years for each executive;

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

The Compensation Committee,

William C. Wyer, Chairman
Kenneth R. Biederman
John R. Eisenbrey, Jr.

The following table sets forth a summary of the compensation earned by the Chief Executive Officer, Chief Financial Officer and the next three highest paid executive officers whose annual salaries and bonuses exceeded $100,000 for the fiscal year 2011.

Summary Compensation Table for 2011:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)(2),(3),(4)	Total ($)

Dian C. Taylor, Chair, CEO & President	2011	401,918	1,850	N/A	23,611	107,753	535,132
	2010	390,225	101,600	N/A	25,151	119,325	636,301
	2009	390,225	81,750	N/A	17,290	82,866	572,131

David B. Spacht, Chief Financial Officer & Treasurer	2011	243,339	1,250	N/A	N/A	31,934	276,523
	2010	236,250	46,600	N/A	N/A	32,430	315,280
	2009	236,250	38,000	N/A	N/A	28,197	302,447

Joseph A. DiNunzio, Executive Vice President & Secretary	2011	278,408	500	N/A	N/A	29,842	308,750
	2010	270,300	55,850	N/A	N/A	29,204	355,354
	2009	270,300	37,250	N/A	N/A	26,840	334,390

Nicholle R. Taylor, Vice President	2011	194,667	1,100	N/A	23,611	70,442	289,820
	2010	189,000	45,850	N/A	25,151	63,566	323,567
	2009	189,000	37,250	N/A	17,290	51,863	295,403

John M. Thaeder, Senior Vice President of Operations	2011	262,038	500	N/A	N/A	15,792	278,330
	2010	254,400	45,850	N/A	N/A	15,338	315,588
	2009	254,400	37,250	N/A	N/A	17,044	308,694

(1)
On May 17, 2011, May 18, 2010 and May 19, 2009, Dian C. Taylor and Nicholle R. Taylor received option grants of 6,750 shares of Class A Stock at exercise prices equal to fair market value on the date of grant (last reported sale price on the date of grant), exercisable one year from the date of grant and with a term of ten years.  The fair market value, computed in accordance with ASC 718, based upon the assumptions made in the valuation as described in Note 1 of the 2011 Financial Statements, is reflected in the “Option Awards” column in the table above.

(2)
Under the Company’s defined contribution 401(k) Plan, the Company contributes two percent of an eligible employee's gross earnings.  The Company also matches fifty percent of the first six percent of the employee's gross earnings that the employee contributes to the 401(k) Plan.  In addition, all employees hired before April 26, 1994 and under the age of sixty at that date are eligible for additional contributions to the 401(k) Plan.  Employees over the age of sixty at that date receive Company paid medical, dental and life insurance benefits upon retirement.  The Company will not provide such benefits to any other current or future employees.  In 2011, Company contributions to the 401(k) Plan under terms available to all other employees based upon their years of service and plan eligibility were made in the amounts of:

Dian C. Taylor	$24,500
David B. Spacht	$26,767
Joseph A. DiNunzio	$26,950
Nicholle R. Taylor	$19,467
John M. Thaeder	$12,250

(3)
Executive officers are reimbursed for eligible medical expenses not otherwise covered by the Company’s medical insurance plan under the Officer’s Medical Reimbursement Plan.  Amounts reimbursed are included in the “All Other Compensation” column in the table above.  Dian C. Taylor received reimbursements of $12,560 in 2011.

(4)
Also included in the “All Other Compensation” column in the table above are amounts received by Dian C. Taylor as compensation for attendance at meetings of the Board and its committees in 2011 totaling $48,900, golf club dues of $13,024, security provided at her personal residence of $5,323 and personal use of a company-owned vehicle.  Also included in the “All Other Compensation” column in the table above are amounts received by Nicholle R. Taylor as compensation for attendance at meetings of the Board and its committees in 2011 totaling $48,900.

Grants of Plan-Based Awards Table – 2011

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock & Option Awards ($)

Dian C. Taylor	May 17, 2011	N/A	6,750	19.06	23,611
Nicholle R Taylor	May 17, 2011	N/A	6,750	19.06	23,611

Ms. Dian C. Taylor and Nicholle R Taylor were granted option awards on May 17, 2011 as noted in the table above.  The Class A Stock shares available under the grant have an exercise price equal to fair value on the date of grant (last reported sale price on the date of grant) based upon the assumptions made in the valuation as described in Note 1 of the 2011 Financial Statements, become exercisable one year after the date of grant, are for a term of ten years from the date of grant, and automatically terminate upon the first occurrence of:

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

Outstanding Equity Awards at Fiscal Year-End Table – 2011

	Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price($)	Option Expiration Date

Dian C. Taylor	6,750	0		13.30	5/21/2013
	6,750	0		16.13	5/26/2014
	11,250	0		19.70	12/20/2015
	6,750	0		21.11	5/12/2016
	6,750	0		19.56	5/16/2017
	6,750	0		18.43	5/14/2018
	6,750	0		15.26	5/19/2019
	6,750	0		18.61	5/18/2020
	---	6,750	(1)	19.06	5/17/2021

David B. Spacht	6,750	0		14.85	5/21/2013
	6,750	0		16.13	5/26/2014
	11,250	0		19.70	12/20/2015

Joseph A. DiNunzio	6,750	0		14.85	5/21/2013
	6,750	0		16.13	5/26/2014
	11,250	0		19.70	12/20/2015

Nicholle R. Taylor	6,750	0		16.13	5/26/2014
	11,250	0		19.70	12/20/2015
	6,750	0		18.43	5/14/2018
	6,750	0		15.26	5/19/2019
	6,750	0		18.61	5/18/2020
	---	6,750	(1)	19.06	5/17/2021

John M. Thaeder	6,750	0		12.40	6/5/2012
	6,750	0		14.85	5/21/2013
	6,750	0		16.13	5/26/2014
	11,250	0		19.70	12/20/2015

(1)              The options granted on May 17, 2011 for 6,750 shares will vest on May 17, 2012.

Option Exercises and Stock Vested Table – 2011

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
David B. Spacht	2,750	16,225	N/A	N/A

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of the equity securities of the Company, as of March 7, 2012 for each director, each executive officer named in the Summary Compensation Table, each beneficial owner of more than five percent (5%) of the outstanding shares of any class of the Company's voting securities and all directors and executive officers as a group, based in each case on information furnished to the Company.  Addresses are provided for each beneficial owner of more than five percent (5%) of the Company’s voting securities.

	Class A Non-Voting Common Stock(1)		Class B Common Stock(1)
	Shares	Percent(2)	Shares	Percent(2)

Dian C. Taylor (3) 664 Churchmans Road Newark, Delaware 19702	160,630	2.1	159,364	18.1

Kenneth R. Biederman (3)(4)	80,125	1.0	---	---

John R. Eisenbrey, Jr. (3)(5)(6) 15 Albe Drive Newark, Delaware 19702	104,251	1.3	45,707	5.2

Nicholle R. Taylor (3)(7)(8) 206 Rothwell Drive Wilmington, Delaware 19804	41,017	*	279,476	31.7

William C. Wyer (3)	72,000	*	---	---

Joseph A. DiNunzio (3)(9)	39,649	*	103	*

David B. Spacht (3)	33,937	*	189	*

John M. Thaeder (3)	62,057	*	1,350	*

Louisa Taylor Welcher (10) 219 Laurel Avenue Newark, DE 19711	64,075	*	136,006	15.4

Directors and Executive Officers as a Group (11 Individuals)(3)	686,874	8.4	486,189	55.2

* less than 1%

(1)
The nature of ownership consists of sole voting and investment power unless otherwise indicated.  The amount also includes all shares issuable to such person or group upon the exercise of options held by such person or group to the extent such options are exercisable within 60 days after March 7, 2012.

(2)
The percentage of the total number of shares of the class outstanding is shown where that percentage is one percent or greater.  Percentages for each person are based on the aggregate number of shares of the applicable class outstanding as of March 7, 2012, and all shares issuable to such person upon the exercise of options held by such person to the extent such options are exercisable within 60 days of that date.

(3)
Includes options to purchase shares of the Company’s Class A Stock, as follows: Ms. D. Taylor (58,500 shares); Mr. Biederman (65,250 shares); Mr. Eisenbrey (58,500 shares); Ms. N. Taylor (38,250 shares);Mr. Wyer (58,500 shares); Mr. DiNunzio (24,750 shares); Mr. Spacht (24,750 shares); and Mr. Thaeder (31,500 shares).

(4)	16,875 shares were pledged as collateral for Mr. Biederman’s margin account.
(5)	89,123 shares were pledged by Mr. Eisenbrey, Jr. as collateral for a loan.
(6)
Includes 780 shares of the Class B Stock owned by a trust, of which Mr. Eisenbrey, Jr. is a trustee and has a beneficial ownership interest, and 1,555 shares of the Class B Stock held in custodial accounts for Mr. Eisenbrey, Jr.’s daughters.

(7)	100,202 shares were pledged by Ms. Taylor as collateral for a loan.
(8)	Includes 9 shares of the Class A Stock held in a custodial account for Ms. Taylor’s daughter.
(9)	Includes 18 shares of the Class A Stock held by Mr. DiNunzio’s son.
(10)
Includes 144 shares of the Class B Stock held jointly by Ms. Welcher’s husband and son, and 443 shares of the Class A Stock held by Ms. Welcher’s husband for which Ms. Welcher disclaims beneficial ownership.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed to the Company for the fiscal year 2011 and 2010 by the independent registered public accounting firm, BDO USA, LLP:

(In thousands)	2011	2010
Audit Fees	$499	$425
Audit-Related Fees	7	---
Tax Fees	---	---
All Other Fees	---	---

Total Fees	$506	$425

Audit Fees: consist primarily of fees for the audits of our financial statements included in our Annual Report on Form 10-K; the reviews of the financial statements included in our Quarterly Reports on Form 10-Q; and the audits of internal control over financial reporting, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and fees billed for assurance, services related to registration statements and other documents issued in connection with securities and related services that are reasonably related to the performance of the audit or review of the registrant’s consolidated financial statements.

Audit-Related Fees: consist of fees for services related to the audit of the Company’s 401(k) Plan.  The Santora CPA Group performed the Company’s 401(k) Plan audit for the fiscal year ended 2010, while BDO USA, LLP performed the Company’s 401(k) Plan audit for the fiscal year ended 2011.  The fees billed to the Company for the 401(k) Plan’s audit were $7,000 and $14,900 for 2011 and 2010 respectively.

Tax Fees: consist of fees for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal and state tax compliance, return preparation and tax audits.  The independent registered public accounting firm did not provide any tax services to the Company in 2011 and 2010.

All Other Fees: consist of fees for services other than described above.  The independent registered public accounting firm did not provide any other services to the Company in 2011 and 2010.

Pursuant to policy, the Audit Committee pre-approves audit and tax services for the year as well as non-audit services to be provided by the independent registered public accounting firm.  Any changes in the amounts quoted are also subject to pre-approval by the committee.  Any tax fees paid are pre-approved by the committee.

The Audit Committee of the Company’s Board of Directors has considered whether BDO’s provision of the services described above for the fiscal year ended December 31, 2011, is compatible with maintaining its independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	The following documents are filed as part of this report:	Page(s)*
(1)	Financial Statements:
	Reports of Independent Registered Public Accountants	65
	Consolidated Balance Sheets at December 31, 2011 and 2010	39
	Consolidated Statements of Operations for the three years ended December 31, 2011	40
	Consolidated Statements of Cash Flows for the three years ended December 31, 2011	41-42
	Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2011	43
	Notes to Consolidated Financial Statements	44 - 64

(2)	Exhibits: see the exhibit list below	86-88

	* Page number shown refers to page number in this Report on Form 10-K

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2011

EXHIBIT LIST
Exhibit Number	Description

1.1
Underwriting Agreement, dated July 14, 2011, between Artesian Resources Corporation and Robert W. Baird and Co., Inc., as representative of the several underwriters.  Incorporated by reference to Exhibit 1.1 filed with the Company’s form 8-K filed on July 15, 2011.

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

10.1
Termination of Asset Purchase Agreements, Franchise and Parent Guaranty, dated as of September 27, 2011, by and among Artesian Resources Corporation, Artesian Wastewater Maryland, Inc. and Cecil County, Maryland.  Incorporated by reference to Exhibit 10.1 filed with the Company’s form 8-K filed on September 28, 2011.

10.2
Stock Repurchase Agreement, dated as of August 31, 2011, between Wilmington Savings Fund Society, FSB, and Artesian Resources Corporation.  Incorporated by reference to Exhibit 10.1 filed with the Company’s form 8-K filed on September 6, 2011.

10.3
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

10.4
Financing Agreement, dated as of July 15, 2011, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.1 filed with the Company’s form 8-K filed on July 19, 2011.

10.5
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

10.6
Conclusion and Termination Agreement, dated August 6, 2010 between Artesian Resources Corporation on behalf of itself and all applicable subsidiaries and Darin A. Lockwood on behalf of himself and all business entities in which he has an interest.  Incorporated by reference to Exhibit 10.1 filed with the Company’s form 8-K filed on August 11, 2010.

10.7
Financing Agreement and General Obligation Note dated February 12, 2010 between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund Delaware Department of Health and Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.1 filed with the Company’s form 8-K filed on February 17, 2010.

10.8
Revolving Credit Agreement dated January 19, 2010 between Artesian Water Company, Inc. and CoBank, ACB.  Incorporated by reference to Exhibit 10.1 filed with the Company’s form 8-K filed on January 25, 2010.

10.9
Demand Line of Credit Agreement dated January 19, 2010 between Artesian Resources Corporation and each of its subsidiaries and Citizens Bank of Pennsylvania.  Incorporated by reference to Exhibit 10.2 filed with the Company’s form 8-K filed on January 25, 2010.

10.10
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

10.11
Asset Purchase Agreement between Artesian Water Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to Exhibit 10.1 filed with the Company’s form 8-K filed on October 10, 2008.

10.12
Asset Purchase Agreement between Artesian Wastewater Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to Exhibit 10.2 filed with the Company’s form 8-K filed on October 10, 2008.

10.13
Asset Purchase Agreement between Artesian Wastewater Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to Exhibit 10.3 filed with the Company’s form 8-K filed on October 10, 2008.

10.14
Limited Liability Interest Purchase Agreement between Artesian Water Maryland, Inc., subsidiary of the Company, and Mountain Hill Water Company, LLC, dated May 5, 2008.  Incorporated by reference to Exhibit 10.1 filed with the Company’s form 8-K filed on May 9, 2008.

10.15
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

10.16	Artesian Resources Corporation 2005 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. **

10.17
Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan, as amended.  Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2003.**

10.18	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.19	Officer's Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.**

21	Subsidiaries of the Company as of December 31, 2011. *

23.1	Consent of BDO USA, LLP *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements from Artesian Resources Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
ARTESIAN RESOURCES CORPORATION

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 15, 2012	By: /s/ DAVID B. SPACHT
David B. Spacht
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:
/s/ DIAN C. TAYLOR
Dian C. Taylor	President and Chief Executive Officer	March 15, 2012

Principal Financial and Accounting Officer:
/s/ DAVID B. SPACHT
David B. Spacht	Chief Financial Officer and Treasurer	March 15, 2012

Directors:
/s/ DIAN C. TAYLOR
Dian C. Taylor	Director	March 15, 2012

/s/ KENNETH R. BIEDERMAN
Kenneth R. Biederman	Director	March 15, 2012

/s/ WILLIAM C. WYER
William C. Wyer	Director	March 15, 2012

/s/ JOHN R. EISENBREY, JR.
John R. Eisenbrey, Jr.	Director	March 15, 2012

/s/ NICHOLLE R. TAYLOR
Nicholle R. Taylor	Director	March 15, 2012

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2011

EXHIBIT LIST
Exhibit Number	Description

1.1
Underwriting Agreement, dated July 14, 2011, between Artesian Resources Corporation and Robert W. Baird and Co., Inc., as representative of the several underwriters.  Incorporated by reference to Exhibit 1.1 filed with the Company’s form 8-K filed on July 15, 2011.

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

10.1
Termination of Asset Purchase Agreements, Franchise and Parent Guaranty, dated as of September 27, 2011, by and among Artesian Resources Corporation, Artesian Wastewater Maryland, Inc. and Cecil County, Maryland.  Incorporated by reference to Exhibit 10.1 filed with the Company’s form 8-K filed on September 28, 2011.

10.2
Stock Repurchase Agreement, dated as of August 31, 2011, between Wilmington Savings Fund Society, FSB, and Artesian Resources Corporation.  Incorporated by reference to Exhibit 10.1 filed with the Company’s form 8-K filed on September 6, 2011.

10.3
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

10.4
Financing Agreement, dated as of July 15, 2011, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.1 filed with the Company’s form 8-K filed on July 19, 2011.

10.5
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

10.6
Conclusion and Termination Agreement, dated August 6, 2010 between Artesian Resources Corporation on behalf of itself and all applicable subsidiaries and Darin A. Lockwood on behalf of himself and all business entities in which he has an interest.  Incorporated by reference to Exhibit 10.1 filed with the Company’s form 8-K filed on August 11, 2010.

10.7
Financing Agreement and General Obligation Note dated February 12, 2010 between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund Delaware Department of Health and Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.1 filed with the Company’s form 8-K filed on February 17, 2010.

10.8
Revolving Credit Agreement dated January 19, 2010 between Artesian Water Company, Inc. and CoBank, ACB.  Incorporated by reference to Exhibit 10.1 filed with the Company’s form 8-K filed on January 25, 2010.

10.9
Demand Line of Credit Agreement dated January 19, 2010 between Artesian Resources Corporation and each of its subsidiaries and Citizens Bank of Pennsylvania.  Incorporated by reference to Exhibit 10.2 filed with the Company’s form 8-K filed on January 25, 2010.

10.10
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

10.11
Asset Purchase Agreement between Artesian Water Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to Exhibit 10.1 filed with the Company’s form 8-K filed on October 10, 2008.

10.12
Asset Purchase Agreement between Artesian Wastewater Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to Exhibit 10.2 filed with the Company’s form 8-K filed on October 10, 2008.

10.13
Asset Purchase Agreement between Artesian Wastewater Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to Exhibit 10.3 filed with the Company’s form 8-K filed on October 10, 2008.

10.14
Limited Liability Interest Purchase Agreement between Artesian Water Maryland, Inc., subsidiary of the Company, and Mountain Hill Water Company, LLC, dated May 5, 2008.  Incorporated by reference to Exhibit 10.1 filed with the Company’s form 8-K filed on May 9, 2008.

10.15
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

10.16	Artesian Resources Corporation 2005 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. **

10.17
Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan, as amended.  Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2003.**

10.18	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.19	Officer's Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.**

21	Subsidiaries of the Company as of December 31, 2011. *

23.1	Consent of BDO USA, LLP *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements from Artesian Resources Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Compensation plan or arrangement required to be filed or incorporated as an exhibit.