Form 10-Q
period 2012-06-30
ARTESIAN RESOURCES CORP
filed 2012-08-09
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 6, 2012, 7,780,430 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)
ASSETS	June 30, 2012	December 31, 2011
Utility plant, at original cost less accumulated depreciation	$359,055	$353,397
Current assets
Cash and cash equivalents	391	311
Accounts receivable (less allowance for doubtful accounts 2012 - $217; 2011-$216)	4,692	4,997
Unbilled operating revenues	2,868	3,636
Materials and supplies	1,431	1,483
Prepaid property taxes	2	1,293
Prepaid expenses and other	1,550	1,530
Total current assets	10,934	13,250
Other assets
Non-utility property (less accumulated depreciation 2012-$477; 2011-$417)	4,160	4,214
Other deferred assets	5,301	5,142
Total other assets	9,461	9,356
Regulatory assets, net	2,602	2,734
	$382,052	$378,737

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$8,660	$8,611
Preferred stock	---	---
Additional paid-in capital	87,152	86,311
Retained earnings	19,955	18,075
Total stockholders' equity	115,767	112,997
Long-term debt, net of current portion	106,043	106,539
	221,810	219,536
Current liabilities
Lines of credit	8,754	11,740
Overdraft payable	1,334	365
Current portion of long-term debt	1,726	1,718
Accounts payable	2,945	2,784
Accrued expenses	2,476	2,253
Deferred income taxes	370	772
Accrued interest	1,266	1,223
Customer deposits	955	942
Other	3,200	2,863
Total current liabilities	23,026	24,660

Commitments and contingencies	---	---

Deferred credits and other liabilities
Net advances for construction	13,913	14,405
Postretirement benefit obligation	455	455
Deferred investment tax credits	632	643
Utility plant retirement cost obligation	1,148	---
Deferred income taxes	43,786	41,732
Total deferred credits and other liabilities	59,934	57,235

Net contributions in aid of construction	77,282	77,306
	$382,052	$378,737

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Operating revenues
Water sales	$16,201	$14,683	$31,244	$27,598
Other utility operating revenue	711	711	1,447	1,458
Non-utility operating revenue	1,000	1,116	1,919	2,211
	17,912	16,510	34,610	31,267

Operating expenses
Utility operating expenses	8,308	8,136	16,237	16,214
Non-utility operating expenses	550	775	1,048	1,715
Depreciation and amortization	1,964	1,823	3,924	3,633
State and federal income taxes	1,839	1,260	3,530	1,954
Property and other taxes	957	928	1,990	1,944
	13,618	12,922	26,729	25,460

Operating income	4,294	3,588	7,881	5,807

Other income, net
Allowance for funds used during construction (AFUDC)	85	38	119	73
Miscellaneous	131	(25)	784	572

Income before interest charges	4,510	3,601	8,784	6,452

Interest charges	1,762	1,848	3,534	3,690

Net income applicable to common stock	$2,748	$1,753	$5,250	$2,762

Income per common share:
Basic	$0.32	$0.23	$0.61	$0.36
Diluted	$0.32	$0.23	$0.61	$0.36

Weighted average common shares outstanding:
Basic	8,651	7,672	8,638	7,662
Diluted	8,686	7,714	8,674	7,706

Cash dividends per share of common stock	$0.1978	$0.1902	$0.3908	$0.3794

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	For the Six Months
	Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,250		$2,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,924		3,633
Deferred income taxes, net	1,641		1,233
Stock compensation	58		62
AFUDC, equity portion	(76)		(45)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	305		685
Unbilled operating revenues	768		(760)
Materials and supplies	52		(114)
Prepaid property taxes	1,291		1,257
Prepaid expenses and other	(20)		1,635
Other deferred assets	(246)		(239)
Regulatory assets	132		(35)
Accounts payable	161		(765)
Accrued expenses	223		721
Accrued interest	43		26
Customer deposits and other, net	350		491
Postretirement benefit obligation	---		(107)
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,856		10,440

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(9,962)		(6,588)
Proceeds from sale of assets	14		30
NET CASH USED IN INVESTING ACTIVITIES	(9,948)		(6,558)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under lines of credit agreements	(2,986)		(3,439)
Increase (decrease) in overdraft payable	969		(315)
Net advances and contributions in aid of construction	1,167		447
Change in deferred debt issuance costs	48		58
Net proceeds from issuance of common stock	832		638
Equity issuance costs	---		(135)
Dividends paid	(3,370)		(2,903)
Issuance of long-term debt	---		2,837
Principal repayments of long-term debt	(488)		(1,061)
NET CASH USED IN FINANCING ACTIVITIES	(3,828)		(3,873)

NET INCREASE IN CASH AND CASH EQUIVALENTS	80		9

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	311		179

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$391		$188

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions	$395		$382
Interest paid	$3,491		$3,664
Income taxes paid	$335	$	---

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

Artesian Wastewater Management, Inc., or Artesian Wastewater, is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company.  As of June 30, 2012, Artesian Wastewater owned and operated four wastewater treatment facilities, which are capable of treating approximately 730,000 gallons per day and can be expanded to treat approximately 1.6 million gallons per day, or mgd.  As contemplated in our original service agreement, ownership of one of our wastewater treatment facilities located in Sussex County and operated by Artesian Wastewater was transferred to Sussex County.  The transfer was scheduled to occur once Sussex County had sewer service available to service the area.  The utility plant of $2.2 million related to this wastewater treatment facility was originally received as a contribution in aid of construction and subsequently removed from contributions in aid of construction following the transfer.

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

In May 2012, Artesian Water Maryland entered into an Asset Transfer Agreement with CECO Utilities, Inc., or CECO.  Upon closing, which is expected to occur by year-end, CECO will transfer its water utility assets, which includes water mains, a treatment facility and an elevated water storage tank, to Artesian Water Maryland.  The CECO water system currently serves approximately 200 customers.  At closing, the CECO system will be connected to Artesian Water Maryland’s Meadowview water system.

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

Artesian Utility was formed in 1996.  It designs and builds water and wastewater infrastructure and provides contract water and wastewater services on the Delmarva Peninsula.  Artesian Utility also evaluates land parcels, provides recommendations to developers on the size of water or wastewater facilities and the type of technology that should be used for treatment at such facilities, and operates water and wastewater facilities in Delaware and Maryland for municipal and governmental organizations.  Artesian Utility also has contracts with developers for design and construction of wastewater facilities within the Delmarva Peninsula, using a number of different technologies for treatment of wastewater at each facility.  In addition, as further discussed below, effective April 2012, Artesian Utility operates the Water Service Line Protection Plan, or WSLP Plan, and the Sewer Service Line Protection Plan, or SSLP Plan.

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

Artesian Utility currently operates the WSLP Plan and the SSLP Plan, effective April 2012.  The WSLP Plan was initiated in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers’ leaking water service lines up to an annual limit.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers’ sewer lines.  The SSLP Plan covers all parts, material and labor required to repair or replace participating customers’ leaking or clogged sewer lines up to an annual limit.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources.  As of June 30, 2012, approximately 17,300, or 25.0%, of our eligible water customers had signed up for the WSLP Plan, approximately 10,000, or 14.5%, of our eligible customers had signed up for the SSLP Plan and approximately 900 non-customer participants have signed up for either the WSLP Plan or SSLP Plan.

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

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly-owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's balance sheet position as of June 30, 2012, the results of operations for the three and six month periods ended June 30, 2012 and 2011 and cash flows for the six month periods ended June 30, 2012 and 2011.

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

NOTE 3 – STOCK COMPENSATION PLANS

On May 25, 2005, the Company’s stockholders approved a new Equity Compensation Plan, which authorizes up to 500,000 shares of Class A Non-Voting Common Stock, or Class A Stock, for issuance, referred to as the 2005 Equity Compensation Plan, or the Plan.  Since May 25, 2005, no additional grants have been made under the Company’s other stock-based compensation plans that were previously available.  The Company accounts for stock options issued after January 1, 2006 under FASB Accounting Standards Codification, or ASC Topic, 718.  For the three and six months ended June 30, 2012, compensation expense of approximately $29,000 and $58,000 was recorded for stock options granted in May 2012 and May 2011.  Approximately $31,000 and $62,000 in compensation expense was recorded during the three and six months ended June 30, 2011 for stock options issued in May 2011 and May 2010.  Costs were determined based on the fair value at the grant dates and those costs are being charged to income over the service period associated with the grants.

The fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants issued in 2012 and 2011.  All options were granted at market value with a 10-year option term with a vesting period of one year from the date of grant.

	2012	2011
Expected Dividend Yield	4.18%	3.99%
Expected Stock Price Volatility	25.13%	24.97%
Weighted Average Risk-Free Interest Rate	1.87%	3.12%
Weighted Average Expected Life of Options (in years)	9.47	8.36

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

The following summary reflects changes in the shares of Class A Stock underlying options:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)
Plan options
Outstanding at January 1, 2012	450,000	$17.61
Granted	33,750	19.01
Exercised	(27,000)	13.01
Expired	---
Outstanding at June 30, 2012	456,750	$17.98	4.67	$1,625

Options exercisable at June 30, 2012	423,000	$17.90	4.26	$1,540

The total intrinsic value of options exercised during the six months ended June 30, 2012 was approximately $166,400.

The following summary reflects changes in the non-vested shares of Class A Stock underlying options:

Non-vested Shares	Option Shares	Weighted Average Grant – Date Fair Value Per Option
Non-vested at January 1, 2012	33,750	$3.50
Granted	33,750	2.92
Vested	33,750	3.50
Canceled	---	----
Non-vested at June 30, 2012	33,750	$2.92

As of June 30, 2012, there was $84,000 of total unrecognized expense related to non-vested option shares granted under the Plan.  The cost will be recognized over the remaining 0.86 year vesting period of the unvested options.

NOTE 4 - REGULATORY ASSETS

FASB ASC Topic 980 stipulates generally accepted accounting principles for companies whose rates are established or subject to approvals by a third-party regulatory agency.  Certain expenses are recoverable through rates charged to our customers, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the Delaware Public Service Commission, or DEPSC, the MDPSC and the PAPUC.  Depreciation and salary study expenses are amortized on a straight-line basis over a period of five years and two years for all other expenses related to Delaware rate proceedings and applications to increase rates.  Other expenses related to Maryland rate proceedings and applications to increase rates are amortized on a straight line basis over a period of five years or until the next rate increase application.  The postretirement benefit obligation is the recognition of an offsetting regulatory asset as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees when they render the services necessary to earn the benefits.  The deferred income taxes will be amortized over future years as the tax effects of temporary differences that previously flowed through to our customers are reversed.  Goodwill was recognized as a result of the acquisition of Mountain Hill in August 2008 and is currently being amortized on a straight-line basis over a period of fifty years.  Deferred acquisition and franchise costs are the result of due diligence costs related to the December 2011 purchase of water assets in Cecil County, Maryland and the November 2010 purchase of the Port Deposit, Maryland water assets.  Amortization of these deferred acquisition costs began once the acquired assets were placed into service.  The amortization of the Port Deposit acquisition began in November 2010 and the amortization of the Cecil County acquisition began in December 2011.  These acquisition costs will be amortized over a period of twenty years, while the franchise costs will be amortized over a period of eighty years.

Regulatory assets, net of amortization, comprise:
	Unaudited
	(in thousands)
	June 30, 2012	December 31, 2011

Postretirement benefit obligation	$567	$567
Deferred income taxes	499	506
Goodwill	344	348
Deferred acquisition and franchise costs	810	816
Expense of rate and regulatory proceedings	382	497
	$2,602	$2,734

Artesian Water contributed $58,000 to its postretirement benefit plan in the first six months of 2012.  These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company’s eligible retired employees.

NOTE 5 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.  The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Weighted average common shares outstanding
during the period for Basic computation	8,651	7,672	8,638	7,662
Dilutive effect of employee stock options	35	42	36	44

Weighted average common shares outstanding
during the period for Diluted computation	8,686	7,714	8,674	7,706

For the three and six months ended June 30, 2012, employee stock options to purchase 200,250 and 234,000 shares of common stock were excluded from the calculations of diluted net income per share, respectively, as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during this period.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Stock.  As of June 30, 2012, 7,778,057 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  As of June 30, 2011, 6,793,856 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  The par value for both classes is $1.00 per share.  For the three months ended June 30, 2012 and June 30, 2011, the Company issued 17,814 and 10,045 shares of Class A Stock, respectively.  For the six months ended June 30, 2012 and June 30, 2011, the Company issued 48,551 and 38,202 share of Class A Stock.

Equity per common share was $13.40 and $13.91 at June 30, 2012 and December 31, 2011, respectively.  These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on June 30, 2012 and December 31, 2011, respectively.

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

Artesian Water, the DEPSC, and the Division of the Public Advocate entered into an agreement to settle Artesian Water’s April 2011 application for an increase in rates.  PSC Order No. 8097, issued on January 31, 2012, approved the settlement agreement, authorizing a permanent rate increase in revenue of approximately 11.13%, or $6.25 million on an annualized basis.  Since the permanent rate increase did not exceed amounts already collected under previously approved temporary increases in rates, Artesian Water was not required to refund any amounts to its customers.  The approved permanent rate increase became effective January 1, 2012.  The settlement also authorized a return on equity of 10%.  Additionally, effective January 1, 2012, the settlement agreement permitted a tariff change that includes the use of a seasonal connection charge as well as a new approach for presenting the cost of retired property and ratemaking treatment for salvage costs to be recovered in rates.  Previously, when depreciable units of utility plant were retired, the cost of retired property, together with any cost associated with retirement less any salvage value or proceeds received, was charged to accumulated depreciation.  Under the settlement agreement, effective January 1, 2012, any cost associated with retirement less any salvage value or proceeds received is charged to a regulated retirement liability.  This new approach resulted in an approximately $1.2 million reclassification of accumulated depreciation of utility plant to deferred credits and other liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2012.  The settlement also authorized Artesian Water to change from quarterly to monthly billing, which was implemented in April 2012.

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

Other Proceedings

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC.  This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility’s overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period.  In 2011, the DEPSC approved a 1.47% DSIC rate that was effective January 1, 2011.  For the six months ended June 30, 2011, we earned approximately $347,000 in DSIC revenue.  We did not have any DSIC rates in effect during the six months ended June 30, 2012.  In May 2012, Artesian Water filed an application with the DEPSC for approval to collect a 0.14% increase in the DSIC rate to be effective July 1, 2012.  This increase is based on approximately $486,000 in eligible plant improvements since the last rate increase.  On June 19, 2012, the DEPSC approved the DSIC effective July 1, 2012, subject to audit at a later date.

NOTE 7 – INCOME TAXES

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  As a result of our review of our tax positions, we determined that we had no material uncertain tax positions.  The Company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.  There were no such interest and penalty charges for the six months ended June 30, 2012 or June 30, 2011.  The Company remains subject to examination by state authorities for tax years 2008 through 2011 and by federal authorities for the tax years 2009 through 2011.

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

Long-term Financial Liabilities

The fair value of Artesian Resources' long-term debt as of June 30, 2012 and December 31, 2011, determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities as guided under FASB ASC 825 are shown below:

In thousands
	June 30, 2012	December 31, 2011
Carrying amount	$107,769	$108,257
Estimated fair value	130,057	127,912

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

NOTE 9 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

For the six months ended June 30, 2012, there have been no significant accounting pronouncements or changes in accounting pronouncements that have become effective that materially impact or are expected to materially impact the Company.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2012

OVERVIEW

Our profitability is primarily attributable to the sale of water by Artesian Water.  Gross water sales in Artesian Water comprise 88.0% of total operating revenues.  Our profitability is also attributed to the various contract operations, water and sewer Service Line Protection Plans and other services we provide.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives.  Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

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

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers served contributed to increases in our operating revenue.  The Town of Middletown, which is one of our municipal customers and is located in southern New Castle County, Delaware, has nearly doubled in population since 2001, and population growth in this area is expected to continue for some time as a result of ongoing and future residential construction.  As population growth continues in Middletown and other areas in Delaware, we believe that the demand for water will increase, thereby contributing to an increase in our operating revenues.  As of June 30, 2012, we had approximately 78,700 metered water customers in Delaware, an increase of approximately 400 compared to June 30, 2011.  The number of metered water customers in Maryland increased by approximately 1,500 compared to 2011 following the purchase of the Cecil County assets and the number of metered water customers in Pennsylvania remained consistent with 2011.

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

Artesian Utility currently operates the WSLP Plan and the SSLP Plan, effective April 2012.  Artesian Resources initiated the WSLP Plan in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers’ leaking water service lines up to an annual limit.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers’ sewer lines.  The SSLP Plan covers all parts, material and labor required to repair or replace participating customers’ leaking or clogged sewer lines up to an annual limit.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-customers of Artesian Resources.  As of June 30, 2012, approximately 17,300, or 25.0%, of our eligible water customers had signed up for the WSLP Plan, approximately 10,000, or 14.5%, of our eligible customers had signed up for the SSLP Plan and approximately 900 non-customer participants have signed up for either the WSLP Plan or SSLP Plan.

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

Artesian Water, the DEPSC, and the Division of the Public Advocate entered into an agreement to settle Artesian Water’s April 2011 application for an increase in rates.  PSC Order No. 8097, issued on January 31, 2012, approved the settlement agreement, authorizing a permanent rate increase in revenue of approximately 11.13%, or $6.25 million on an annualized basis.  Since the permanent rate increase did not exceed amounts already collected under previously approved temporary increases in rates, Artesian Water was not required to refund any amounts to its customers.  The approved permanent rate increase was effective as of January 1, 2012.  The settlement also authorized a return on equity of 10%.  Additionally, effective January 1, 2012, the settlement agreement permitted a tariff change that includes the use of a seasonal connection charge as well as a new approach for presenting the cost of retired property and ratemaking treatment for salvage costs to be recovered in rates.  Previously, when depreciable units of utility plant were retired, the cost of retired property, together with any cost associated with retirement less any salvage value or proceeds received, was charged to accumulated depreciation.  Under the settlement agreement, effective January 1, 2012, any cost associated with retirement less any salvage value or proceeds received is charged to a regulated retirement liability.  This new approach resulted in an approximately $1.2 million reclassification of accumulated depreciation of utility plant to deferred credits and other liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2012.  The settlement also authorized Artesian Water to change from quarterly to monthly billing, which was implemented in April 2012.

We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability.  The cumulative effect of inflation results in significantly higher facility costs compared to investments made 20 to 40 years ago, which must be recovered from future cash flows.

Results of Operations – Analysis of the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Operating Revenues

Revenues totaled $17.9 million for the three months ended June 30, 2012, $1.4 million, or 8.5%, above revenues for the three months ended June 30, 2011 of $16.5 million.  Water sales revenues increased $1.5 million, or 10.3%, for the three months ended June 30, 2012 over the corresponding period in 2011.  Water sales revenue increased primarily due to an 11.13% permanent increase in rates effective January 1, 2012.  The permanent rate increase equals the combined temporary rate increases that were placed into effect on June 10, 2011 and November 11, 2011 of 4.45% and 6.68%, respectively.  In addition, water sales revenue increased due to the addition of customers and increased water consumption in Cecil County, Maryland.  We realized 90.4% of our total operating revenue for the three months ended June 30, 2012 from the sale of water as compared to 88.9% for the three months ended June 30, 2011.

Non-utility operating revenue decreased $0.1 million for the three months ended June 30, 2012, or 10.4%, from $1.1 million in 2011 to $1.0 million for the same period in 2012.  This decrease is primarily due to an approximately $0.2 million decrease in Artesian Utility revenue, related to a decrease in design and permitting services performed and a decrease in contract services performed for municipalities in Maryland following the purchase of the Cecil County water assets.  The decrease in non-utility operating revenue is partially offset by an approximately $0.1 million increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue.  The SLP Plans provide coverage for all material and labor required to repair or replace participants’ leaking water service or clogged sewer lines up to an annual limit.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, decreased 0.2% for the three months ended June 30, 2012, compared to the same period in 2011.  The components of the change in operating expenses include an increase in utility operating expenses of $0.2 million and a decrease in non-utility operating expenses of $0.2 million.

The increase in utility operating expenses of $0.2 million, or 2.1%, for the three months ended June 30, 2012 over the same period in 2011, is primarily due to an increase in payroll and benefit expenses and repair and maintenance expenses, partially offset by a decrease in administration expenses and electric purchased power expenses.

Payroll and benefit expenses increased approximately $0.2 million, or 4.9%, primarily due to an increase in medical benefit premiums and an increase in wages effective October 2011.

Repair and maintenance expenses increased approximately $0.2 million, or 32.0%, primarily due to increased water treatment equipment maintenance costs and increased software support fees.

Administration expenses decreased $0.2 million, or 13.2%, primarily due to reduced legal costs associated with the litigation against Chester Water Authority.

Electric purchased power expenses decreased $0.1 million, or 15.7%, primarily due to the signing of a two-year supply contract at a fixed price.  The contract was renewed at a lower fixed price which continues to mitigate future significant increases in electric purchased power expenses.  Our most recent supply contract was effective May 2011.

Non-utility expenses decreased approximately $0.2 million, or 29.0%, primarily the result of decreased project activity in Artesian Utility as compared to the same period in 2011.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 54.8% for the three months ended June 30, 2012, compared to 59.6% for the three months ended June 30, 2011.

Depreciation and amortization expense increased $141,000, or 7.7%, primarily due to continued investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense increased $579,000 primarily due to higher taxable income for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.

Other Income (Expense), Net

Miscellaneous income increased approximately $156,000 primarily due to an approximately $168,000 refund of assessment payments previously paid to the Delaware Public Service Commission, or DEPSC.  Each year public utility companies, like Artesian Water, are required to fund the DEPSC’s operations by paying an assessment based on their estimated annual gross revenues.  After periodic review by the DEPSC, excess funds above those necessary to operate the DEPSC are refunded to the respective public utility company.  The amount refunded to Artesian in 2012 reflects an assessment that covers a 4 year period from 2007 to 2010.  The DEPSC is currently analyzing the funding from 2011 forward.  Refunds from the DEPSC related to excess fund payments are not typical and we can make no assurances that refunds for excess payments will be issued in the future.

Interest Charges

Interest charges decreased $86,000, or 4.7%, primarily due to a decrease in short-term debt outstanding.  We used the proceeds from our July 2011 and August 2011 offering of common stock to repay short-term borrowings.

Net Income

Our net income applicable to common stock increased $1.0 million for the three months ended June 30, 2012, compared to the same period a year ago.  This increase in net income was primarily due to higher operating income margins in our water utility business, primarily the result of increased water sales revenue.

Results of Operations – Analysis of the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Operating Revenues

Revenues totaled $34.6 million for the six months ended June 30, 2012, $3.3 million, or 10.7%, above revenues for the six months ended June 30, 2011 of $31.3 million.  Water sales revenues increased $3.6 million, or 13.2%, for the six months ended June 30, 2012 over the corresponding period in 2011.  Water sales revenue increased primarily due to an 11.13% permanent increase in rates effective January 1, 2012.  The permanent rate increase equals the combined temporary rate increases that were placed into effect on June 10, 2011 and November 11, 2011 of 4.45% and 6.68%, respectively.  In addition, water sales revenue increased due to the addition of customers and increased water consumption in Cecil County, Maryland.  We realized 90.3% of our total operating revenue for the six months ended June 30, 2012 from the sale of water as compared to 88.3% for the six months ended June 30, 2011.

Non-utility operating revenue decreased $0.3 million for the six months ended June 30, 2012, or 13.2%, from $2.2 million in 2011 to $1.9 million for the same period in 2012.  This decrease is primarily due to an approximately $0.4 million decrease in Artesian Utility revenue, related to a decrease in design and permitting services performed and a decrease in contract services performed for municipalities in Maryland following the purchase of the Cecil County water assets.  In addition, consulting revenue earned by Artesian Consulting Engineers decreased approximately $0.1 million due to the reduction and reorganization of the business.  The decrease in non-utility operating revenue is partially offset by an approximately $0.2 million increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue.  The SLP Plans provide coverage for all material and labor required to repair or replace participants’ leaking water service or clogged sewer lines up to an annual limit.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, decreased $0.6 million, or 3.0%, to $19.3 million for the six months ended June 30, 2012, compared to $19.9 million for the same period in 2011.  The components of the change in operating expenses include a decrease in non-utility operating expenses of $0.7 million, offset by a slight increase in utility operating expenses.

Non-utility expenses decreased approximately $0.7 million, or 38.9%, primarily the result of decreased project activity in Artesian Utility as compared to the same period in 2011.  The decrease in non-utility expenses is also due to a decrease in legal costs of approximately $0.2 million related to the federal grand jury subpoena associated with an investigation that was previously conducted by the United States Attorney’s Office in the Eastern District of Pennsylvania and the Environmental Protection Agency.

The increase in utility operating expenses of 0.1% for the six months ended June 30, 2012 over the same period in 2011 is primarily due to an increase in payroll and benefit expenses and repair and maintenance expenses, partially offset by a decrease in administration expenses and electric purchased power expenses.

Payroll and benefit expenses increased approximately $0.2 million, or 2.5%, primarily due to an increase in medical benefit premiums and an increase in wages effective October 2011.

Repair and maintenance expenses increased approximately $0.2 million, or 15.8%, primarily due to increased water treatment equipment maintenance costs and increased software support fees.

Administration expenses decreased $0.2 million, or 7.1%, primarily due to reduced legal costs associated with the litigation against Chester Water Authority.

Electric purchased power expenses decreased $0.2 million, or 18.9%, primarily due to the signing of a two-year supply contract at a fixed price.  The contract was renewed at a lower fixed price which continues to mitigate future significant increases in electric purchased power expenses.  Our most recent supply contract was effective May 2011.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 55.7% for the six months ended June 30, 2012, compared to 63.6% for the six months ended June 30, 2011.

Depreciation and amortization expense increased $0.3 million, or 8.0%, primarily due to continued investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense increased $1.6 million primarily due to higher taxable income for the six months ended June 30, 2012, compared to the six months ended June 30, 2011.

Other Income (Expense), Net

Miscellaneous income increased approximately $212,000 primarily due to an approximately $168,000 refund of assessment payments previously paid to the Delaware Public Service Commission, or DEPSC.  Each year public utility companies, like Artesian Water, are required to fund the DEPSC’s operations by paying an assessment based on their estimated annual gross revenues.  After periodic review by the DEPSC, excess funds above those necessary to operate the DEPSC are refunded to the respective public utility company.  The amount refunded to Artesian in 2012 reflects an assessment that covers a 4 year period from 2007 to 2010.  The DEPSC is currently analyzing the funding from 2011 forward.  Refunds from the DEPSC related to excess fund payments are not typical and we can make no assurances that refunds for excess payments will be issued in the future.

Interest Charges

Interest charges decreased $156,000, or 4.2%, primarily due to a decrease in short-term debt outstanding.  We used the proceeds from our July 2011 and August 2011 offering of common stock to repay short-term borrowings.

Net Income

Our net income applicable to common stock increased $2.5 million for the six months ended June 30, 2012, compared to the same period a year ago.  This increase in net income was due to higher operating income margins in our water utility business, primarily the result of increased water sales revenue.  This increase is also due to the decrease in non-utility expenses, the decrease in interest charges and the increase in miscellaneous income.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the six months ended June 30, 2012 were $13.9 million provided by cash flow from operating activities, $1.2 million in net contributions and advances from developers and $0.8 million in net proceeds from the issuance of common stock.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

Investment in Plant and Systems

The primary focus of Artesian Water’s investment was to continue to provide high quality reliable service to our growing service territory.  We invested $10.0 million in capital expenditures during the first six months of 2012 compared to $6.6 million invested during the same period in 2011.  During the first six months of 2012, we invested $4.1 million to enhance or improve existing treatment facilities and for the rehabilitation of pumping equipment to better serve our customers.  We invested $0.8 million to upgrade and automate our meter reading equipment.  We invested approximately $2.1 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities.  We invested approximately $0.5 million in mandatory utility plant expenditures due to governmental highway projects which require the relocation of water service mains in addition to facility improvements and upgrades.  Developers financed $0.8 million for the installation of water mains and hydrants for the first six months of 2012 compared to $0.6 million for the first six months of 2011.  We also invested $0.8 million for equipment purchases, computer hardware and software upgrades and furniture and equipment related to renovations made to our main office building located in New Castle County.  An additional $0.8 million was invested in wastewater projects in Delaware.

Lines of Credit

At June 30, 2012, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of June 30, 2012, there was $31.2 million of available funds under this line of credit.  The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 30, 2013 or any date on which Citizens demands payment.  In 2011, the Company completed the sale of 888,290 shares of its Class A Non-Voting Common Stock and used the net proceeds of approximately $15.6 million (after deducting underwriting discounts and commissions and offering expenses) to fund a paid-in capital contribution in the same amount to Artesian Water.  Artesian Water used the paid-in capital contribution to repay short-term borrowings (including borrowings incurred under our line of credit with Citizens that is available to all of our subsidiaries).

At June 30, 2012, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of June 30, 2012, there were no borrowings under this line of credit.  The interest rate for borrowings under this line is LIBOR plus 1.50%.  The term of this line of credit expires on January 16, 2013.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$8,754	$	-----	$	-----	$	-----

Long-Term Debt

On August 1, 2008, Artesian Water Maryland executed a promissory note in the amount of approximately $2.3 million to Sunrise Holdings, L.P., or Sunrise, in connection with the Mountain Hill acquisition, that bears interest at a variable interest rate of LIBOR plus 1.50%.  The note is payable in four equal annual installments, commencing on the first anniversary of the closing date.  Three annual installment payments were made in the amount of $0.6 million each.  The remaining principal balance due on this note, as of June 30, 2012, is $0.6 million.  The note is secured by a first lien security interest in all of Mountain Hill’s assets in favor of Sunrise and is guaranteed by Artesian Resources.

Artesian Water’s trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66 ⅔% of total capitalization.  Our debt to total capitalization, including the short-term portion thereof, was 48.2% at June 30, 2012.  In addition, our revolving line of credit with CoBank contains customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets, change our business or incur additional indebtedness.  In addition, this line of credit requires us to abide by certain financial covenants and ratios.  As of June 30, 2012, we were in compliance with these covenants.

We expect to fund our activities for the next 12 months using our available cash balances and bank credit lines, plus projected cash generated from operations.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First Mortgage Bonds (Principal and Interest)	$7,037	$13,929	$13,776	$147,721	$182,463
State revolving fund loans (Principal and Interest)	832	1,719	1,719	7,270	11,540
Note Payable (Principal and Interest)	590	---	---	---	590
Operating leases	68	101	107	1,740	2,016
Unconditional purchase obligations	3,780	7,561	7,571	17,038	35,950
Tank painting contractual obligation	339	156	---	---	495
Total contractual cash obligations	$12,646	$23,466	$23,173	$173,769	$233,054

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

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2011 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2011 and also in the notes to our consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first six months of 2012 that had a material impact on our financial condition, liquidity or results of operations.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2043, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at June 30, 2012 were approximately $8.8 million.  An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing a two year supply contract, at a fixed price.

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

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).*

101
The following financial statements from Artesian Resources Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: August 9, 2012	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: August 9, 2012	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).*

101
The following financial statements from Artesian Resources Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

*   Filed herewith