Form 10-K
period 2012-12-31
ARTESIAN RESOURCES CORP
filed 2013-03-14
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12(b)-2 of the Exchange Act.:

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

☐	Yes	☑	No

The aggregate market value of the Class A Non-Voting Common Stock and Class B Common Stock held by non-affiliates of the registrant at June 30, 2012 was $162,630,000 and $4,741,000, respectively.  The aggregate market value of Class A Non-Voting Common Stock was computed by reference to the closing price of such class as reported on the Nasdaq Global Market on June 30, 2012, which trade date was June 29, 2012.  The aggregate market value of Class B Common Stock was computed by reference to the last reported trade of such class as reported on the OTC Bulletin Board as of June 30, 2012, which trade date was February 17, 2012.

As of March 4, 2013, 7,838,093 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K which express our "belief," "anticipation" or "expectation," as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, our expectation of the timing of decisions by regulatory authorities, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our belief regarding our reliance on outside engineering firms, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, the reclassification on our balance sheet regarding our utility plant, anticipated growth in our non-regulated division, the impact of recent acquisitions on our ability to expand and foster relationships, anticipated investments in certain of our facilities and systems and the sources of funding for such investments, sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A -Risk Factors, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as representation of the Company's views as of any date subsequent to the date of the filing of this Annual Report on Form 10-K.

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

Our Market

Our current market area is the Delmarva Peninsula.  Our largest service area is primarily in the State of Delaware, which had an estimated population of approximately 917,000 at July 1, 2012.  According to the US Census Bureau, Delaware's population increased an estimated 2.1% from 2010 to 2012, as compared to the nationwide growth rate of approximately 1.7%.  Substantial portions of Delaware, particularly outside of New Castle County, are not served by a public water or wastewater system and represent potential opportunities for Artesian Water and Artesian Wastewater to obtain new exclusive franchised service areas.  We continue to focus resources on developing and serving existing service territories and obtaining new territories throughout the State.

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

We have interconnection agreements for the sale of water with the towns of Elkton and Chesapeake City, Maryland.  The Town of Elkton is required to take a minimum of 250,000 gallons per day of water through the interconnection and may take a maximum of 1.5 million gallons per day.  The transmission line to Chesapeake City is under construction.  We have also completed the purchase of specific water facilities in Cecil County and have purchased water assets from the Town of Port Deposit and from CECO Utilities, Inc., all of which are discussed below.  The water systems in Cecil County serve approximately 1,500 customers, the water system in the Town of Port Deposit serves approximately 280 customers and the CECO Utilities, Inc. water system serves approximately 200 customers.

We hold Certificates of Public Convenience and Necessity, or CPCNs, for approximately 280 square miles of exclusive water service territory and approximately 25 square miles of wastewater service territory, most of which is in Delaware and some in Maryland.  Our largest connected regional water system, consisting of approximately 141 square miles and 68,000 customers, is located in northern Delaware.  A significant portion of our exclusive service territory in Delaware remains undeveloped, and if and when development occurs and there is population growth in these areas, along with the anticipated population growth in Maryland, we will increase our customer base by providing water and/or wastewater service to the newly developed areas and new customers.

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

Artesian Water Maryland

Artesian Water Maryland began operations in August 2007.  Artesian Water Maryland distributes and sells water to residential, commercial, industrial and municipal customers in Cecil County, Maryland.

On December 21, 2011, Artesian Water Maryland completed its purchase from Cecil County of all of Cecil County's right, title and interest in and to the Meadowview, Pine Hills, Harbourview and Route 7 water facilities and the associated parcels of real property, easement rights and water transmission and distribution systems pursuant to an Asset Purchase Agreement, dated October 7, 2008, as amended, (the "Asset Purchase Agreement").  The total price for the purchased assets was $2.2 million, which, pursuant to the Asset Purchase Agreement, was equal to the net asset value of the purchased assets at closing.  Artesian Water Maryland paid the full purchase price and assumed certain liabilities at closing.  As previously disclosed, on August 31, 2011, the Maryland Public Service Commission, or MDPSC, issued an order granting Artesian Water Maryland authority to exercise the franchise area served by the water facilities acquired under the Asset Purchase Agreement.  The water systems serve approximately 1,500 customers.

In May 2012, Artesian Water Maryland entered into an Asset Transfer Agreement with CECO Utilities, Inc., or CECO.  At closing, which occurred in November 2012, CECO transferred its water utility assets, which included water mains, a treatment facility and an elevated water storage tank, to Artesian Water Maryland.  The CECO water system serves approximately 200 customers.  The CECO system was connected to Artesian Water Maryland's Meadowview water system upon closing on the transfer of assets.

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

Artesian Wastewater

Artesian Wastewater is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company.  As of December 31, 2012, Artesian Wastewater owned and operated four wastewater treatment facilities, which are capable of treating approximately 730,000 gallons per day and can be expanded to treat approximately 1.6 million gallons per day, or mgd.  As contemplated in our original service agreement, ownership of one of our wastewater treatment facilities located in Sussex County and operated by Artesian Wastewater was transferred to Sussex County.  The transfer was scheduled to occur once Sussex County had sewer service available to serve the area.  The utility plant valued at approximately $2.2 million related to this wastewater treatment facility was originally received as a contribution in aid of construction and subsequently removed from contributions in aid of construction following the transfer.

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

Artesian Utility

Artesian Utility was formed in 1996.  It designs and builds water and wastewater infrastructure and provides contract water and wastewater services on the Delmarva Peninsula.  Artesian Utility also evaluates land parcels, provides recommendations to developers on the size of water or wastewater facilities and the type of technology that should be used for treatment at such facilities, and operates water and wastewater facilities in Delaware and Maryland for municipal and governmental organizations.  Artesian Utility also contracts with developers for design and construction of wastewater facilities within the Delmarva Peninsula, using a number of different technologies for treatment of wastewater at each facility.  In addition, as further discussed below, effective April 2012, Artesian Utility operates the Water Service Line Protection Plan, or WSLP Plan, and the Sewer Service Line Protection Plan, or SSLP Plan.

We currently operate wastewater treatment facilities for the town of Middletown, in southern New Castle County, or Middletown, under a 20-year contract that expires on February 1, 2021.  The facilities include two wastewater treatment stations with capacities of up to approximately 2.5 mgd and 250,000 gallons per day, respectively.

One of the wastewater treatment facilities in Middletown now provides reclaimed wastewater for use in spray irrigation on public and agricultural lands in the area.  Our relationship with the Town of Middletown has given us the opportunity to create the Artesian Water Resource Management Partnership, or AWRMP, to encourage and support the use of reclaimed water for agricultural irrigation and other needs.  Using reclaimed water to irrigate farm fields can save the Delmarva region millions of gallons of groundwater each day.  The AWRMP's first project in Middletown saves up to three million gallons of water per day during the peak growing season.  Through the AWRMP initiative, Artesian will provide planning, engineering and technical expertise and help bring together the various state, local and private partners needed for water recycling project approvals.

Artesian Utility currently operates the WSLP Plan and the SSLP Plan, effective April 2012.  The WSLP Plan was initiated in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines.  The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources.  As of December 31, 2012, approximately 17,700, or 25.7%, of our eligible water customers signed up for the WSLP Plan, approximately 10,500, or 15.2%, of our eligible customers signed up for the SSLP Plan and approximately 950 non-customer participants signed up for either the WSLP Plan or SSLP Plan.

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

We are subject to regulation by the following state regulatory commissions:

•	The Delaware Public Service Commission, or DEPSC, regulates both Artesian Water and Artesian Wastewater.
•	The Maryland Public Service Commission, or MDPSC, regulates both Artesian Water Maryland and Artesian Wastewater Maryland.
•	The Pennsylvania Public Utility Commission, or PAPUC, regulates Artesian Water Pennsylvania.

Our water and wastewater utility operations are also subject to regulation under the federal Safe Drinking Water Act, the Clean Water Act and related state laws, and under federal and state regulations issued under these laws.  These laws and regulations establish criteria and standards for drinking water and for wastewater discharges.  Capital expenditures and operating costs required as a result of water quality standards and environmental requirements have been traditionally recognized by state regulatory commissions as appropriate for inclusion in establishing rates.

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

Artesian Water, the DEPSC, and the Division of the Public Advocate entered into an agreement to settle Artesian Water's April 2011 application for an increase in rates.  PSC Order No. 8097, issued on January 31, 2012, approved the settlement agreement, authorizing a permanent rate increase in revenue of approximately 11.13%, or $6.25 million on an annualized basis.  Since the permanent rate increase did not exceed amounts already collected under previously approved temporary increases in rates, Artesian Water was not required to refund any amounts to its customers.  The approved permanent rate increase became effective January 1, 2012.  The settlement also authorized a return on equity of 10%.  Additionally, effective January 1, 2012, the settlement agreement permitted a tariff change that includes the use of a seasonal connection charge as well as a new approach for presenting the cost of retired property and ratemaking treatment for salvage costs to be recovered in rates.  Previously, when depreciable units of utility plant were retired, the cost of retired property, together with any cost associated with retirement less any salvage value or proceeds received, was charged to accumulated depreciation.  Under the settlement agreement, effective January 1, 2012, any cost associated with retirement less any salvage value or proceeds received is charged to a regulated retirement liability.  This new approach resulted in an approximately $1.2 million reclassification of accumulated depreciation of utility plant to deferred credits and other liabilities on our Consolidated Balance Sheet as of December 31, 2012.  The settlement also authorized Artesian Water to change from quarterly to monthly billing, which was implemented in April 2012.

On January 18, 2013, Artesian Wastewater filed an application with the DEPSC, to revise its rates and charges for wastewater services concerning territories located in Kent and Sussex County, Delaware.  Artesian Wastewater requested authorization to implement proposed rates for wastewater services to meet a requested increase in revenue of approximately $343,000, or 34.8%, on an annualized basis.  The new rates are designed to support Artesian Wastewater's ongoing capital improvement program and to cover increased costs of operations.  If approved, these changes will result in an approximately 30.1% increase for the average residential customer.

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

In Maryland, the Company must obtain approval from the appropriate local government authority for the ability to serve a particular area and also ensure that the acquired area is in the county's master water and sewer plan.  The authority to exercise a franchise must then be obtained from the MDPSC.  Utilities that seek to develop a franchise by constructing new facilities must obtain appropriate approvals from the Maryland Department of the Environment, the local government and the MDPSC.  The utility must also obtain approval for soil and erosion plans and easement agreements from appropriate parties.

On September 27, 2011, Artesian Wastewater Maryland and Cecil County mutually agreed to terminate two Asset Purchase Agreements and a wastewater franchise agreement with respect to certain wastewater facilities in Cecil County.  Termination of the wastewater franchise agreement was approved by the MDPSC on April 18, 2012.  On December 21, 2011, Artesian Water Maryland completed its purchase of water assets from Cecil County and began serving the franchise area granted to the Company by Cecil County and expanded water service to approximately 1,500 customers.  See Item 1 – Business – Artesian Wastewater Maryland for further discussion.

In November 2012, Artesian Water Maryland closed on the transfer of the CECO water system assets.  CECO transferred its water utility assets, which included water mains, a treatment facility and an elevated water storage tank, to Artesian Water Maryland.  The CECO water system serves approximately 200 customers.  The CECO system was connected to Artesian Water Maryland's Meadowview water system upon closing on the transfer of assets.

Other Regulatory Matters

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC.  This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility's overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period.  In 2011, the DEPSC approved a 1.47% DSIC rate that was effective January 1, 2011.  For the year ended December 31, 2011, we earned approximately $346,000 in DSIC revenue.  In May 2012, Artesian Water filed an application with the DEPSC for approval to collect a 0.14% increase in the DSIC rate effective July 1, 2012.  This increase was based on approximately $486,000 in eligible plant improvements since the last rate increase.  On June 19, 2012, the DEPSC approved the DSIC effective July 1, 2012, subject to audit at a later date.  In November 2012, Artesian Water filed an application with the DEPSC for approval to collect a 1.45% increase in the DSIC rate effective January 1, 2013.  This increase was based on approximately $5.6 million in eligible plant improvements since the last rate increase.  On December 14, 2012, the DEPSC approved the DSIC effective January 1, 2013, subject to audit at a later date.  For the year ended December 31, 2012, we earned approximately $42,000 in DSIC revenue.

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

Under Delaware state laws and regulations, we are required to file applications with DNREC for water allocation permits for each of our operating wells pumping greater than 50,000 gallons per day.  We have 119 operating and 58 observation and monitoring wells in our Delaware systems.  At December 31, 2012, we had allocation permits for 103 wells, permit applications pending for 5 wells, and 11 wells that do not require a permit.  Our access to aquifers within our service territory is not exclusive.  Water allocation permits control the amount of water that can be drawn from water resources and are granted with specific restrictions on water level draw down limits, annual, monthly and daily pumpage limits, and well field allocation pumpage limits.  We are also subject to water allocation regulations that control the amount of water that we can draw from water sources.  As a result, if new or more restrictive water allocation regulations are imposed, they could have an adverse effect on our ability to supply the demands of our customers, and in turn, our water supply revenues and results of operations.  Our ability to supply the demands of our customers historically has not been affected by private usage of the aquifers by landowners or the limits imposed by the state of Delaware.  Because of the extensive regulatory requirements relating to the withdrawal of any significant amounts of water from the aquifers, we believe that third party usage of the aquifers within our service territory will not interfere with our ability to meet the present and future demands of our customers.

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

The MDE ensures that water quality and quantity at all public water systems in Maryland meet the needs of the public and are in compliance with federal and state regulations.  The MDE also ensures that public drinking water systems provide safe and adequate water to all current and future users in Maryland, and that appropriate usage, planning, and conservation policies are implemented for Maryland's water resources.  The MDE oversees the development of Source Water Assessments for water supplies, and issues water appropriation permits for public drinking water systems.  In order to appropriate water for municipal, commercial, industrial or other non-domestic uses, a Water Appropriation Permit must be obtained.  Issuance of the permit involves evaluating the needs of the user and the potential impact of the withdrawal on neighboring users and the water source in order to maximize beneficial use of the water of the State of Maryland.  Permits for large appropriations often involve conducting pump tests to measure adequacy of an aquifer and safe yield of a well, or reviewing stream flow records to determine the adequacy of a surface water source.  Regulations were finalized in 1999 that require all new community water systems to have sufficient technical, managerial and financial capacity to provide safe drinking water to their consumers prior to being issued a Construction Permit.  Also, in 2007, capacity management guidance was finalized.  Capacity limiting factors can include, source capacity, treatment capacity and appropriation permit quantity.  We have 12 operating wells and one surface water in-take in our Maryland systems.

The Clean Water Act has established the foundation for wastewater discharge control in the United States.  The Clean Water Act established a control program for ensuring that communities have clean water by regulating the release of contaminants into waterways.  Permits that limit the amounts of pollutants discharged are required of all wastewater dischargers under the National Pollutant Discharge Elimination System permit program.  The Clean Water Act also requires that wastewater treatment plant discharges meet a minimum of secondary treatment.  The secondary treatment process can remove up to 90% of the organic matter in wastewater.  Over 30% of the nation's wastewater treatment facilities produce cleaner discharges by providing even greater levels of treatment.  We operate environmentally friendly wastewater systems that meet all requirements of federal, state and local standards.

Sources of Water

We derive about 95% of our self-supplied groundwater from wells located in the Atlantic Coastal Plain.  The remaining 5% of our groundwater supply comes from wells in the Piedmont Province.  We use a variety of treatment methods, including aeration, pH adjustment, chlorination, fluoridation, arsenic removal, nitrate removal and iron removal, to meet federal, state and local water quality standards.  Additionally, a corrosion inhibitor is added to all of our self-supplied groundwater and most of the supply from interconnections.  We have 55 different water treatment facilities in our Delaware systems.  We have 8 separate water treatment facilities in our Maryland systems.  All water supplies that we purchase from neighboring utilities are potable.  Based on our experience, we believe that the costs of treating groundwater are significantly lower than those of treating surface water.

Our primary sources of water are our wells that pump groundwater from aquifers and other formations.  To supplement our groundwater supply, we purchase surface water through interconnections only in the northern service area of our New Castle County, Delaware system.  The purchased surface water is blended with our groundwater supply for distribution to our customers.  Nearly 85% of the overall 7.4 billion gallons of water we distributed in all of our Delaware systems during 2012 came from our groundwater wells, while the remaining 15% came from interconnections with other utilities and municipalities.  The majority of the 0.1 billion gallons of water we distributed in all of our Maryland systems during 2012 came from our groundwater wells, while a portion came from surface water.  During 2012, our average rate of water pumped to our Delaware systems was approximately 17.2 million gallons per day, or mgd, from our groundwater wells and approximately 3.1 mgd was supplied from interconnections.  We have one water treatment facility that treats surface water from the Susquehanna River, located in Cecil County, Maryland.  Our peak water supply capacity currently is approximately 59.0 mgd in Delaware and approximately 2.0 mgd in Maryland.  We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

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

In Delaware, we have 21 interconnections with 2 neighboring water utilities and 5 municipalities that provide us with the ability to purchase or sell water.  An interconnection agreement with the Chester Water Authority has a "take or pay" clause requiring us to purchase 1.095 billion gallons annually.  During the fiscal year ended December 31, 2012, we used the minimum draw under this agreement.  The Chester Water Authority agreement, which expires December 31, 2021, provides for the right to extend the term of this agreement through and including December 31, 2047, at our option, subject to the approval of the Susquehanna River Basin Commission.  All of the interconnections provide Artesian Water the ability to sell water to neighboring water utilities or municipalities.  In Maryland, we have an interconnection that connects the Artesian Water system in Delaware to the Meadowview System, an interconnection with a neighboring utility, and two interconnections with the Town of Elkton.  The interconnection with the Artesian Water Delaware system is capable of providing up to 3.0 mgd of water to our Maryland systems, of which 1.5 mgd is available to the Town of Elkton per our agreement with the Town of Elkton.

As of December 31, 2012, we were serving customers through approximately 1,162 miles of transmission and distribution mains.  Mains range in diameter from two inches to twenty-four inches, and most of the mains are made of ductile iron or cast iron.  We supply public fire protection service through approximately 5,594 hydrants installed throughout our service territories.

We have 29 storage tanks in Delaware, most of which are elevated, providing total system storage of 42 million gallons.  We have developed and are using an Aquifer Storage and Recovery, or ASR, system in New Castle County, Delaware.  Our ASR system provides approximately 130 million gallons of storage capacity, which can be withdrawn at a rate of approximately 1 mgd.  At some locations, we rely on hydropneumatic tanks to maintain adequate system pressures.  Where possible, we combine our smaller satellite systems with systems having elevated storage facilities.  In Cecil County, Maryland we have 7 storage tanks capable of storing approximately 2.4 million gallons.

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

Employees

The Company has no collective bargaining agreements with any of its employees, and its work force is not union organized or union represented.  As of December 31, 2012, we employed 229 full-time and 5 part-time employees.  Of these employees, 26 were officers and managers; 132 were employed as operations personnel, including engineers, technicians, draftsman, maintenance and repair persons, meter readers and utility personnel; and 58 were employed in accounting, budgeting, information systems, human resources, customer relations and public relations.  The remaining 18 employees were administrative personnel.  We believe that our employee relations are good.

Available Information

We are a Delaware corporation with our principal executive offices located at 664 Churchmans Road, Newark, Delaware, 19702.  Our telephone number is (302) 453-6900 and our website address is www.artesianresources.com.  We make available free of charge through our website our Code of Ethics, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  We include our website address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website.

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

Wastewater collection, treatment and disposal involve various unique risks.  If collection or treatment systems fail, overflow, or do not operate properly, untreated wastewater or other contaminants could spill onto nearby properties or into nearby streams and rivers, causing damage to persons or property, injury to aquatic life and economic damages, which may not be recoverable in fees.  This risk is most acute during periods of substantial rainfall or flooding, which are common causes of sewer overflow and system failure.  Liabilities resulting from such damages and injuries could materially and adversely affect the Company's results of operations and financial condition.

Turnover in our management team could have an adverse impact on our business or the financial market's perception of our ability to continue to grow.

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

The continuing effects of adverse U.S. economic conditions may lead to a number of impacts on our business that may materially and adversely affect our financial condition and results of operations.  Such impacts may include a reduction in discretionary and recreational water use by our residential water customers, particularly during the summer months; a decline in usage by industrial and commercial customers as a result of decreased business activity and commerce in our customers' businesses; an increased incidence of customers' inability, bankruptcy or delay in paying their bills which may lead to higher bad debt expense and reduced cash flow; and a lower natural customer growth rate may result as compared to what had been experienced before the economic downturn due to a decline in new housing starts and a possible slight decline in the number of active customers due to housing vacancies or abandonments.

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
➢Diversion of our management's attention from ongoing business concerns;
➢Failure to have effective internal control over financial reporting;
➢Overload of human resources; and
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

As previously disclosed, on December 22, 2010, Artesian Water filed a complaint in the United States District Court for the Eastern District of Pennsylvania against Chester Water Authority claiming breach of contract, unjust enrichment and requesting declaratory judgment in relation to an agreement by Chester Water to supply bulk water supplies to Artesian Water.  On February 11, 2011, Artesian Water received an answer and counterclaim from Chester Water Authority denying Artesian Water's claims and allegations, asserting a counterclaim for breach of contract and seeking monetary damages, related costs and attorneys' fees.  Although Artesian Water intends to pursue its claims and defense in the action vigorously, there can be no assurances that it will prevail on any of the claims in the action, or, if it does prevail on one or more claims, of the amount or nature of recovery that may be awarded.

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

Artesian Development owns approximately 6 acres of land in New Castle County, Delaware zoned for office development and two nine-acre parcels of land in Sussex County, Delaware for water and wastewater treatment facilities and elevated water storage.  Artesian Development also owns an office facility located in Sussex County, Delaware.  The facility consists of approximately 10,000 square feet of office space along with approximately 10,000 square feet of warehouse space.

Artesian Water owns land, rights-of-way, easements, transmission and distribution mains, pump facilities, treatment plants, storage tanks, meters, vehicles and related equipment and facilities throughout Delaware, of which the majority is used for utility operations.  Artesian Water Pennsylvania owns transmission and distribution mains. Artesian Water Maryland owns land, transmission and distribution mains, pump facilities and storage tanks.  Artesian Wastewater owns land, rights-of-way, easements, treatment and disposal plants, collection mains and lift stations.  Artesian Wastewater owns a 75-acre parcel of land for the operation of the wastewater facility known as the Northern Sussex Regional Water Recharge Complex.  The following table indicates our utility plant as of December 31, 2012.

Utility plant comprises:
In thousands
	Estimated Useful Life
	(In Years)	2012
Utility plant at original cost
Utility plant in service-Water
Intangible plant	---	$140
Source of supply plant	45-85	17,663
Pumping and water treatment plant	8-62	64,200
Transmission and distribution plant
Mains	81	195,671
Services	39	31,627
Storage tanks	76	23,814
Meters	26	20,652
Hydrants	60	10,505
General plant	3-31	46,520

Utility plant in service-Wastewater
Treatment and Disposal Plant	35-62	11,708
Collection Mains and Lift Stations	81	6,031
General plant	3-31	783

Property held for future use	---	14,525
Construction work in progress	---	6,198
		450,037
Less – accumulated depreciation		83,474
		$366,563

Substantially all of Artesian Water's utility plant, except the utility plant in the town of Townsend, Delaware, is pledged as security for First Mortgage Securities.  As of December 31, 2012, no other utility plant has been pledged as security for loans.

We believe that our properties are generally maintained in good condition and in accordance with current standards of good water and wastewater works industry practice.  We believe that all of our existing facilities adequately meet current necessary production capacities and current levels of utilization.

ITEM 3. LEGAL PROCEEDINGS

As previously disclosed, on December 22, 2010, Artesian Water filed a complaint in the United States District Court for the Eastern District of Pennsylvania against Chester Water Authority claiming breach of contract, unjust enrichment and requesting declaratory judgment in relation to an agreement by Chester Water to supply bulk water supplies to Artesian Water.  On February 11, 2011, Artesian Water received an answer and counterclaim from Chester Water Authority denying Artesian Water's claims and allegations, asserting a counterclaim for breach of contract and seeking monetary damages, related costs and attorneys' fees.  Although Artesian Water intends to pursue its claims and defense in the action vigorously, there can be no assurances that it will prevail on any of the claims in the action, or, if it does prevail on one or more claims, of the amount or nature of recovery that may be awarded.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for the Company's Common Equity
Artesian Resources' Class A Non-Voting Common Stock, or Class A Stock, is listed on NASDAQ Global Select Market and trades under the symbol "ARTNA."  On March 4, 2013, the last closing sale price as reported by the NASDAQ Global Select Market was $22.44 per share.  On March 4, 2013, there were 762 holders of record of the Class A Stock.  The following table sets forth, for the periods indicated, the high and low closing sale prices for the Class A Stock as reported by NASDAQ Global Select Market and the cash dividends declared per share.

CLASS A NON-VOTING COMMON STOCK

	High	Low	Dividend Per Share
2011
First Quarter	$19.91	$18.73	$0.1892
Second Quarter	19.74	17.86	0.1902
Third Quarter	19.49	16.38	0.1902
Fourth Quarter	18.89	17.15	0.1930

2012
First Quarter	$19.64	$18.33	$0.1930
Second Quarter	21.54	18.43	0.1978
Third Quarter	23.49	20.65	0.1978
Fourth Quarter	24.24	19.95	0.2027

Our Class B Voting Stock, or Class B Stock, is quoted on the OTC Bulletin Board under the symbol "ARTNB."  There has been a limited and sporadic public trading market for the Class B Stock.  As of March 4, 2013, the last reported trade of the Class B Stock on the OTC Bulletin Board was at a price of $21.63 per share on January 18, 2013.  As of March 4, 2013, we had 169 holders of record of the Class B Stock.  The Class B shares are paid the same dividend as the Class A shares noted in the table above.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2012, we did not issue any unregistered shares of our Class A or Class B Stock.

Equity Compensation Plan Information
The following table provides information on the shares of our Class A Stock that may be issued upon exercise of outstanding stock options as of December 31, 2012 under the Company's stockholder approved stock plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	421,500	$18.30	399,000

Equity compensation plans not approved by security holders	---	---	---

Total	421,500		399,000

The following graph compares the percentage change in cumulative shareholder return on the Company's Class A Stock with the Standard & Poor's 500 Stock Index and a Peer Group of water utility companies having similar market capitalizations.  The graph covers the period from December 2007 (assuming a $100 investment on December 31, 2007, and the reinvestment of any dividends) through December 2012:

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
$0
2007
2008
2009
2010
2011
2012
Artesian Resources Corporation
S&P 500 Index
Peer Group

		INDEXED RETURNS
	Base Period	Years Ending December 31
Company Name / Index	2007	2008	2009	2010	2011	2012
Artesian Resources Corporation	100	87.50	105.44	113.74	117.64	145.73
S&P 500 Index	100	63.00	79.67	91.68	93.61	108.59
Peer Group	100	100.74	99.51	118.50	135.06	160.88

The Peer Group includes American States Water Company, American Water Works Company, Inc., Aqua America, Inc., California Water Service Group, Connecticut Water Service, Inc., Middlesex Water Company, SJW Corporation and The York Water Company.

ITEM 6. SELECTED FINANCIAL DATA

The selected statement of operations and balance sheet data shown below were derived from our consolidated financial statements. The consolidated statement of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K.  The consolidated statement of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K.  You should read this selected financial data together with our consolidated financial statements and related notes, as well as the discussion under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In thousands, except per share and operating data	2012	2011	2010	2009	2008

STATEMENT OF OPERATIONS DATA

Operating revenues
Water sales	$63,607	$57,564	$56,685	$53,871	$50,101
Other utility operating revenue	3,169	3,302	2,973	2,208	2,019
Non-utility operating revenue	3,787	4,204	5,227	4,833	4,065
Total operating revenues	$70,563	$65,070	$64,885	$60,912	$56,185

Operating expenses
Operating and maintenance	$36,217	$35,448	$34,714	$32,368	$30,871
Depreciation and amortization	7,930	7,410	7,032	6,556	5,782
State and federal income taxes	6,616	4,654	5,082	4,860	4,427
Property and other taxes	3,945	3,822	3,789	3,483	3,199
Total operating expenses	$54,708	$51,334	$50,617	$47,267	$44,279

Operating income	$15,855	$13,736	$14,268	$13,645	$11,906
Other income, net	1,036	299	647	835	1,125
Total income before interest charges	$16,891	$14,035	$14,915	$14,480	$13,031

Interest charges	$7,045	$7,289	$7,295	$7,218	$6,613

Net income	$9,846	$6,746	$7,620	$7,262	$6,418
Dividends on preferred stock	---	---	---	---	---
Net income applicable to common stock	$9,846	$6,746	$7,620	$7,262	$6,418

Net income per share of common stock:
Basic	$1.14	$0.83	$1.01	$0.97	$0.87
Diluted	$1.13	$0.83	$1.00	$0.97	$0.86

Avg. shares of common stock outstanding
Basic	8,666	8,122	7,557	7,454	7,353
Diluted	8,717	8,160	7,618	7,512	7,427
Cash dividends per share of common stock	$0.79	$0.76	$0.75	$0.72	$0.71

In thousands, except per share and operating data	2012	2011	2010	2009	2008
BALANCE SHEET DATA
Utility plant, at original cost
less accumulated depreciation	$366,563	$353,397	$345,383	$326,899	$318,243
Total assets	$391,714	$378,737	$371,529	$358,895	$348,706
Lines of credit	$10,717	$11,740	$29,071	$25,123	$20,286
Long-term obligations and
redeemable preferred stock,
including current portions	$107,368	$108,257	$106,606	$107,555	$109,071
Stockholders' equity	$118,180	$112,997	$95,146	$91,174	$87,794
Total capitalization	$224,437	$219,536	$200,207	$197,199	$195,349

OPERATING DATA
Average water sales per customer	$783	$714	$723	$701	$661
Water pumped (millions of gallons)	7,407	7,401	7,517	7,063	7,526
Number of metered customers	81,200	80,600	78,400	76,900	75,800
Miles of water main	1,162	1,148	1,131	1,124	1,112

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

Water Division

Overview

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers served contributed to increases in our operating revenue.  The Town of Middletown, which is one of our municipal customers and is located in southern New Castle County, Delaware, has nearly doubled in population since 2001, and population growth in this area is expected to continue for some time as a result of ongoing and future residential construction.  As population growth continues in Middletown and other areas in Delaware, we believe that the demand for water will increase, thereby contributing to an increase in our operating revenues.  As of December 31, 2012, we had approximately 79,000 metered water customers in Delaware, an increase of approximately 400 compared to December 31, 2011.  The number of metered water customers in Maryland increased by approximately 200 compared to 2011 following the purchase of the CECO Utilities assets.  The number of metered water customers in Pennsylvania remained consistent with 2011.  For year ended December 31, 2012, approximately 7.4 billion gallons of water were distributed in our Delaware systems and approximately 0.1 billion gallons of water were distributed in our Maryland systems.

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

One of the wastewater treatment facilities in Middletown now provides reclaimed wastewater for use in spray irrigation on public and agricultural lands in the area.  Our relationship with the Town of Middletown has given us the opportunity to create the Artesian Water Resource Management Partnership, or AWRMP, to encourage and support the use of reclaimed water for agricultural irrigation and other needs.  Using reclaimed water to irrigate farm fields can save the Delmarva region millions of gallons of groundwater each day.  The AWRMP's first project in Middletown saves up to three million gallons of water per day during the peak growing season.  Through the AWRMP initiative, Artesian will provide planning, engineering and technical expertise and help bring together the various state, local and private partners needed for water recycling project approvals.

Artesian Utility currently operates the WSLP Plan and the SSLP Plan, effective April 2012.  Artesian Resources initiated the WSLP Plan in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines.  The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-customers of Artesian Resources.  As of December 31, 2012, approximately 17,700, or 25.7%, of our eligible water customers signed up for the WSLP Plan, approximately 10,500, or 15.2%, of our eligible customers signed up for the SSLP Plan and approximately 950 non-customer participants signed up for either the WSLP Plan or SSLP Plan.

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

We believe that Delaware's generally lower cost of living in the region, availability of development sites in relatively close proximity to the Atlantic Ocean in Sussex County, and attractive financing rates for construction and mortgages have resulted, and will continue to result, in increases to our customer base.  Delaware's lower property and income tax rate make it an attractive region for new home development and retirement communities.  Substantial portions of Delaware are currently not served by a public water system, which could also assist in an increase to our customer base as systems are added.

In our regulated wastewater division, we foresee significant growth opportunities and will continue to seek strategic partnerships and relationships with developers and municipalities to complement existing agreements for the provision of wastewater service on the Delmarva Peninsula.  Artesian Wastewater completed an agreement with Georgetown, Delaware in July 2008 to provide wastewater treatment and disposal services for Georgetown's growth and annexation areas.  Artesian Wastewater will provide up to 1 mgd of wastewater capacity for the town.  The preliminary engineering and design work was completed on a regional wastewater treatment and disposal facility located in the northern Sussex County area that has the potential to treat up to approximately 8 mgd.  This facility is strategically situated on 75 acres to provide service to the growing population in the Georgetown, Ellendale and Milton areas, as well as to neighboring municipal systems.  This facility was granted conditional use approval by Sussex County Council to serve the Elizabethtown subdivision of approximately 4,000 homes and 439,000 square feet of proposed commercial space, as well as seven additional projects comprising approximately 3,000 residential units.  The facility will also be capable of offering wastewater services to local municipalities.  Artesian Wastewater will manage the design and construction of the facility and, once constructed, the operation of the facility.

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

All additions to plant are recorded at cost.  Cost includes direct labor, materials, and indirect charges for such items as transportation, supervision, pension, medical, and other fringe benefits related to employees engaged in construction activities.  Effective January 1, 2012, as authorized in the rate settlement discussed in Item 1 – Business under the heading "Regulatory Matters," when depreciable units of utility plant are retired, any cost associated with retirement, less any salvage value or proceeds received, is charged to a regulated retirement liability.  Maintenance, repairs, and replacement of minor items of plant are charged to expense as incurred.

We record water service revenue, including amounts billed to customers on a cycle basis and unbilled amounts, based upon estimated usage from the date of the last meter reading to the end of the accounting period.  As actual usage amounts are received, adjustments are made to the unbilled estimates in the next billing cycle based on the actual results.  Estimates are made on an individual customer basis, based on one of three methods (the previous year's consumption in the same period, the previous billing period's consumption, or averaging) and are adjusted to reflect current changes in water demand on a system-wide basis.  While actual usage for individual customers may differ materially from the estimate, we believe the overall total estimate of consumption and revenue for the fiscal period will not differ materially from actual billed consumption, as the overall estimate has been adjusted to reflect any change in overall demand on the system for the period.

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

Our long-lived assets consist primarily of utility plant in service and regulatory assets.  We review for impairment of our long-lived assets, including utility plant in service, in accordance with the requirements of FASB ASC Topic 360.  We review regulatory assets for the continued application of FASB ASC Topic 980.  Our review determines whether there have been changes in circumstances or events that have occurred that require adjustments to the carrying value of these assets.  Adjustments to the carrying value of these assets would be made in instances where changes in circumstances or events indicate the carrying value of the asset may not be recoverable.  The Company believes there are no impairments in the carrying amounts of its long-lived assets at December 31, 2012.

Results of Operations

2012 Compared to 2011

Operating Revenues

Revenues totaled $70.6 million for the year ended December 31, 2012, $5.5 million, or 8.4%, above revenues for the year ended December 31, 2011 of $65.1 million.  Water sales revenues increased $6.0 million, or 10.5%, for the year ended December 31, 2012 over the corresponding period in 2011.  Water sales revenue increased primarily due to an 11.13% permanent increase in rates effective January 1, 2012.  The permanent rate increase equals the combined temporary rate increases that were placed into effect on June 10, 2011 and November 11, 2011 of 4.45% and 6.68%, respectively.  In addition, water sales revenue increased due to the addition of customers and increased water consumption in Cecil County, Maryland.  We realized 90.1% of our total operating revenue in 2012 from the sale of water as compared to 88.5% in 2011.

Other utility operating revenue totaled $3.2 million for the year ended December 31, 2012 as compared to $3.3 million in 2011.  The decrease is primarily due to decreased service charges and a reduction in utility contract services in Delaware as those not meeting our strategic or financial criteria were not renewed.  Partially offsetting the decrease in other utility operating revenue is an increase in rental income and a slight increase in wastewater revenue.

Non-utility operating revenue decreased $0.4 million for the year ended December 31, 2012, or 9.9%, from $4.2 million in 2011 to $3.8 million for the same period in 2012.  This decrease is primarily due to an approximately $0.6 million decrease in Artesian Utility revenue, related to a decrease in design and permitting services performed and a decrease in contract services performed for municipalities in Maryland following the purchase of the Cecil County water assets.  In addition, consulting revenue earned by Artesian Consulting Engineers decreased approximately $0.1 million due to the reorganization of the business.  The decrease in non-utility operating revenue is partially offset by an approximately $0.3 million increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue.  The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service or clogged sewer lines up to an annual limit.

Percentage of Operating Revenues
	2012	2011	2010
Water Sales
Residential	55.4%	54.4%	54.0%
Commercial	21.5	20.9	20.6
Industrial	0.1	0.2	0.2
Government and Other	13.1	12.8	12.6
Non-utility operating revenues	5.4	6.7	8.1
Other utility operating revenues	4.5	5.0	4.5
Total	100.0%	100.0%	100.0%

Residential

Residential water service revenues in 2012 amounted to $39.1 million, an increase of $3.7 million, or 10.5% over the $35.4 million recorded in 2011, primarily due to an 11.13% permanent increase in rates effective January 1, 2012.  The increase in 2012 follows an increase of $0.4 million, or 1.0%, in 2011, which was primarily due to the temporary rate increases placed into effect on June 10, 2011 and November 11 2011.  The volume of water sold to residential customers increased to 3,959 million gallons in 2012 compared to 3,710 million gallons in 2011, a 6.7% increase, primarily the result of increased water consumption compared to the unusually wet weather pattern experienced during 2011 and the additional Maryland customers added in December 2011.  The number of residential customers served increased by approximately 540, or 0.7%, in 2012.

Commercial

Water service revenues from commercial customers in 2012 increased by 11.4%, from $13.7 million in 2011 to $15.2 million in 2012, primarily due to an increase in rates.  We sold 2,118 million gallons of water to commercial customers in 2012, a slight decrease as compared to 2,125 million gallons sold in 2011.

Industrial

Water service revenues from industrial customers decreased from $141,000 in 2011 to $70,000 in 2012.  The volume of water sold to industrial customers decreased from 21 million gallons in 2011 to 8 million gallons in 2012, primarily as a result of lower usage by an industrial customer that decreased operations in 2012 compared to 2011.

Government and Other

Government and other water service revenues in 2012 increased by 10.2%, from $8.4 million in 2011 to $9.2 million in 2012, primarily due to an increase in rates.

Other Utility Operating Revenue

Other utility operating revenue, derived from contract operations, antenna leases on water tanks, finance/service charges and wastewater customer service revenues decreased 4.0% in 2012, from $3.3 million in 2011 to $3.2 million in 2012.  As a percentage of operating revenues, other utility operating revenues decreased to 4.5% from 5.0%.  The decrease, approximately $0.1 million, is primarily due to decreased service charges and a reduction in utility contract services in Delaware as those not meeting our strategic or financial criteria were not renewed.  Partially offsetting the decrease in other utility operating revenue is an increase in rental income related to antenna leases and a slight increase in wastewater revenue.

Non-Utility Operating Revenue

Non-utility operating revenue, derived from non-regulated water and wastewater operations, decreased from $4.2 million in 2011 to $3.8 million in 2012.  This decrease is attributable to an approximately $0.6 million decrease in Artesian Utility revenue, related to a decrease in design and permitting services performed and a decrease in contract services performed for municipalities in Maryland following the purchase of the Cecil County water assets.  In addition, consulting revenue earned by Artesian Consulting Engineers decreased approximately $0.1 million due to the reduction and reorganization of the business.  The decrease in non-utility operating revenue is partially offset by an approximately $0.3 million increase in water and wastewater SLP Plans revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.9 million, or 2.3%, to $40.2 million in 2012.  The components of the change in operating expenses includes an increase in utility operating expenses of $1.8 million, an increase in property and other taxes of $0.1 million, and a decrease in non-utility operating expenses of $1.0 million.

The increase in utility operating expenses of $1.8 million, or 5.6%, in 2012 as compared to 2011, is primarily comprised of an increase in payroll and employee benefits costs, purchased water expenses, repair and maintenance expenses and administration expenses.  The increase in utility operating expense is partially offset by a decrease in electric purchased power expenses.

Payroll and employee benefit costs increased $1.5 million, or 8.8%, compared to the same period in 2011, primarily due to increased wages and medical benefit premiums.

Purchased water expenses increased $0.2 million, or 6.4%, primarily due to water purchased by Artesian Water Maryland following the purchase of Cecil County's water assets.  As a percentage of operating expenses, purchased water expenses increased to 11.2% from 10.8%.

Repair and maintenance expenses increased $0.1 million, or 4.4%, primarily due to increased maintenance of well and pump equipment, increased maintenance of transmission and distribution mains, increased tank painting and higher software support fees.  This increase is partially offset by a decrease in water treatment costs and meter maintenance costs.  As a percentage of operating expenses, repair and maintenance expenses increased to 8.5% from 8.1%.

Administration expenses increased $0.1 million, or 1.6%, primarily due to an increase in postage costs, increased rate case expenses and increased bank fees.  This increase is partially offset by reduced legal costs associated with the litigation against Chester Water Authority.

Electric purchased power expenses decreased $0.1 million, or 3.9%, primarily due to the signing of a two-year supply contract at a fixed price.  The contract was renewed at a lower fixed price which continues to mitigate future significant increases in electric purchased power expenses.  Our most recent supply contract was effective May 2011.

Non-utility expenses decreased approximately $1.0 million, or 33.3%, primarily the result of decreased project activity in Artesian Utility, as compared to the same period in 2011.  The decrease in non-utility expenses is also due to a decrease in legal costs of approximately $0.3 million related to the federal grand jury subpoena associated with an investigation that was previously conducted by the United States Attorney's Office in the Eastern District of Pennsylvania and the Environmental Protection Agency.  As a percentage of operating expenses, non-utility expenses decreased to 5.8% from 8.9%.

Percentage of Operating and Maintenance Expenses
	2012	2011	2010

Payroll and Associated Expenses	50.8%	47.7%	46.9%
Administrative	20.1	20.9	21.0
Purchased Water	11.2	10.8	10.5
Repair and Maintenance	8.5	8.1	6.7
Water Treatment	3.6	3.6	4.0
Non-utility Operating	5.8	8.9	10.9

Total	100.0%	100.0%	100.0%

Property and other taxes increased by $0.1 million, or 3.2%, compared to the same period in 2011, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and an increase in the number of plants owned by Artesian.  Property taxes are assessed on land, buildings and certain utility plants, which include the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 56.9% for the year ended December 31, 2012, compared to 60.4% for the year ended December 31, 2011.

Depreciation and amortization expense increased $0.5 million, or 7.0%, primarily due to continued investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense increased $2.0 million, primarily due to higher pre-tax income for the year ended December 31, 2012, compared to the year ended December 31, 2011.  Our total effective income tax rate, or ETR, for 2012 and 2011 was 40.2% and 40.8%, respectively.

Other Income, Net

Miscellaneous income increased approximately $577,000 primarily due to an approximately $349,000 reclassification of deferred acquisition costs from regulatory assets on our 2011 Consolidated Balance Sheet to miscellaneous other income (expense) on our 2011 Consolidated Statement of Operations, as a result of the termination of agreements discussed in Item 1 – Business – Artesian Wastewater Maryland to this Form 10-K.  In addition, miscellaneous income increased due to an approximately $168,000 refund of assessment payments previously paid to the Delaware Public Service Commission, or DEPSC.  Each year public utility companies, like Artesian Water, are required to fund the DEPSC's operations by paying an assessment based on their estimated annual gross revenues.  After periodic review by the DEPSC, excess funds above those necessary to operate the DEPSC are refunded to the respective public utility company.  The amount refunded to Artesian in 2012 reflects an assessment that covers a 4 year period from 2007 to 2010.  The DEPSC is currently analyzing the funding from 2011 forward.  Refunds from the DEPSC related to excess fund payments are not typical and we can make no assurances that refunds for excess payments will be issued in the future.

Our Allowance for Funds Used During Construction, or AFUDC, increased $160,000, as a result of higher long-term construction activity subject to AFUDC.

Interest Charges

Interest charges decreased $244,000, or 3.3%, primarily due to a decrease in short-term debt outstanding.  We used the proceeds from our July 2011 and August 2011 offering of common stock to repay short-term borrowings.  The average interest rate on our short-term credit balance decreased from 1.6% in 2011 to 1.2% in 2012.

Net Income

For the year ended December 31, 2012, our net income applicable to common stock increased $3.1 million as compared to 2011.  This increase in net income was due to higher operating income margins in our water utility business, primarily the result of increased water sales revenue.  This increase is also due to the decrease in non-utility expenses, the decrease in interest charges and the increase in miscellaneous income.

2011 Compared to 2010

Operating Revenues

Revenues totaled $65.1 million for the year ended December 31, 2011, $0.2 million, or 0.3%, above revenues for the year ended December 31, 2010 of $64.9 million.  Water sales revenues increased $0.9 million, or 1.6%, for the year ended December 31, 2011 over the corresponding period in 2010.  The increase in water sales is due to the addition of service territory, an increase in resale water revenue and temporary rate increases placed into effect on June 10, 2011 and November 11, 2011, as permitted under Delaware law, until new rates were approved by the DEPSC.  In addition, the Distribution System Improvement Charge, or DSIC, revenue increased for the year ended December 31, 2011 compared to the same period in 2010.  However, per capita demand declined for the year ended December 31, 2011 in comparison to the year ended December 31, 2010, primarily due to the effects of an unusually wet late summer weather pattern, thereby reducing the effect of the temporary rate increases.  We realized 88.5% of our total operating revenue in 2011 from the sale of water as compared to 87.4% in 2010.

Other utility operating revenue totaled $3.3 million for the year ended December 31, 2011 as compared to $3.0 million in 2010.  The increase is primarily the result of increased wastewater revenues due to customer growth and an increase in our service charges, contract revenue and rental income.

Non-utility operating revenue decreased $1.0 million for the year ended December 31, 2011, or 19.6%, from $5.2 million in 2010 to $4.2 million for the same period in 2011.  This decrease is primarily due to an approximately $1.1 million decrease in Artesian Utility revenue, related to a decrease in design and permitting services performed for a project in Middletown, Delaware, a decrease in contract services performed for municipalities in Maryland following the purchase of the Town of Port Deposit's water assets and a reduction in contract services for municipalities in Pennsylvania.  In addition, consulting revenue earned by Artesian Consulting Engineers decreased approximately $0.3 million due to the reduction and reorganization of the business.  The decrease in non-utility operating revenue is partially offset by an approximately $0.4 million increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue earned by Artesian Resources.  The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service or clogged sewer lines up to an annual limit.

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

Non-Utility Operating Revenue

Non-utility operating revenue, derived from non-regulated water and wastewater operations, decreased from $5.2 million in 2010 to $4.2 million in 2011.  This decrease is attributable to a decrease in contract revenue in Artesian Utility of approximately $1.1 million, primarily due to a decrease in design and permitting services performed for a project in Middletown, Delaware, a decrease in contract services performed for municipalities in Maryland following the purchase of the Town of Port Deposit's water assets and a reduction in contract services for municipalities in Pennsylvania.  In addition, consulting revenue earned by Artesian Consulting Engineers decreased approximately $0.4 million, due to the reduction and reorganization of the business.  The decrease in non-utility operating revenue is partially offset by an approximately $0.4 million increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue earned by Artesian Resources.  The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service or clogged sewer lines up to an annual limit.

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

Purchased water expenses increased $0.2 million, or 4.7%, primarily due to an increase of 9.0% in Chester Water Authority's rates effective in July 2010.  As a percentage of operating expenses, purchased water expenses increased to 10.8% from 10.5%.

Electric purchased power expenses decreased $0.2 million, or 10.1%, primarily the result of reduced water pumpage during the year ended 2011 compared to 2010.  In addition, we continue to mitigate future significant increases in electric purchased power expenses by signing two-year supply contracts at a fixed price.  Our most recent supply contract was effective May 2011.

Non-utility expenses decreased approximately $0.6 million, or 16.7%, primarily the result of less project activity in Artesian Utility as compared to the same period in 2010.  The decrease in non-utility expenses is partially offset by an increase in legal costs of approximately $313,000 as a result of a federal grand jury subpoena in connection with an investigation that was being conducted by the United States Attorney's Office in the Eastern District of Pennsylvania and the Environmental Protection Agency.  As a percentage of operating expenses, non-utility expenses decreased to 8.9% from 10.9%.

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity for the year ended December 31, 2012 were $23.4 million provided by cash flow from operating activities, $3.6 million in net contributions and advances from developers and $2.1 million in net proceeds from the issuance of common stock.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

The amount outstanding on the Company's lines of credit was $10.7 million as of December 31, 2012, a decrease of $1.0 million under the amount outstanding as of December 31, 2011, compared to a decrease of $17.3 million for the year ended December 31, 2011 over the outstanding balance as of December 31, 2010.  The decrease in overall borrowings during 2011 as compared to 2010 was primarily the result of using the proceeds from our July 2011 and August 2011 offering of common stock to repay short-term borrowings.

We depend on the availability of capital for expansion, construction and maintenance.  We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations.  We expect that our aggregate investments in our utility plant and systems in 2013 will be approximately $24.7 million.  Our total obligations related to interest and principal payments on indebtedness, rental payments and water service interconnection agreements for 2013 are anticipated to be approximately $12.1 million.  We expect to fund our activities for the next year using our available cash balances, bank credit lines and projected cash generated from operations.  We believe that internally generated funds along with existing credit facilities will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements.  However, since part of our business strategy is to expand through strategic acquisitions, we may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes.

Investment in Plant and Systems

The primary focus of Artesian Water's investment was to continue to provide high quality reliable service to our growing service territory.  We invested $20.5 million in capital expenditures during 2012 compared to $15.8 million invested during the same period in 2011.  During 2012, we invested $6.3 million to enhance or improve existing treatment facilities and for the rehabilitation of pumping equipment to better serve our customers.  We invested $0.7 million to upgrade and automate our meter reading equipment.  We invested approximately $6.2 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities.  We invested approximately $0.6 million in mandatory utility plant expenditures due to governmental highway projects which require the relocation of water service mains in addition to facility improvements and upgrades.  Developers financed $1.6 million for the installation of water mains and hydrants in 2012 compared to $1.8 million in 2011.  We also invested $3.5 million for equipment purchases, computer hardware and software upgrades and furniture and equipment related to renovations made to our main office building located in New Castle County.  An additional $1.6 million was invested in wastewater projects in Delaware.

The following chart summarizes our investment in plant and systems over the past three fiscal years.

In thousands	2012	2011	2010

Source of supply	$1,321	$2,930	$976
Treatment and pumping	5,025	1,004	1,095
Transmission and distribution	7,681	7,496	9,089
General plant and equipment	3,460	1,701	4,811
Developer financed utility plant	1,632	1,802	1,633
Wastewater facilities	1,632	954	2,210
Allowance for Funds Used During Construction, AFUDC	(205)	(100)	(111)

Total	$20,546	$15,787	$19,703

Of the $24.7 million we expect to invest in 2013, approximately $8.4 million will be invested in transmission and distribution facilities, including the replacement of facilities, and the extension of facilities to address service needs in growth areas of our service territory.  Approximately $0.6 million will be invested in the relocations of facilities as a result of government mandates and renewals associated with the rehabilitation of aging infrastructure.  Approximately $7.7 million will be invested for new treatment facilities, facility upgrades, equipment and wells throughout Delaware and Maryland to identify, develop, treat and protect sources of water supply to assure uninterrupted service to our customers.  In addition, we will refund $1.4 million to customers, real estate developers and builders related to previous advances for construction they provided to Artesian in order to extend water service to their properties.

We also plan to invest $5.7 million in general plant, which includes new corporate automation, building renovations and transportation and equipment upgrades.  Additionally, $0.9 million will be invested in Artesian Wastewater for ongoing construction of wastewater plants.  Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Financing

We expect to fund our activities for the next twelve months using our available cash balances, bank credit lines, projected cash generated from operations and financing in the capital markets as necessary, including Delaware Drinking Water State Revolving Fund loans.

We have several sources of liquidity to finance our investment in utility plant and other fixed assets.  We estimate that the projected investment will be financed by our operations and external sources, including a combination of capital investment as well as short-term borrowings under our revolving credit agreements discussed below.

Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by state Public Service Commissions.

Lines of Credit

At December 31, 2012, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of December 31, 2012, there was $29.3 million of available funds under this line of credit.  The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 30, 2013 or any date on which Citizens demands payment.  In 2011, the Company completed the sale of 888,290 shares of its Class A Non-Voting Common Stock and used the net proceeds of approximately $15.6 million (after deducting underwriting discounts and commissions and offering expenses) to fund a paid-in capital contribution in the same amount to Artesian Water.  Artesian Water used the paid-in capital contribution to repay short-term borrowings (including borrowings incurred under our line of credit with Citizens that is available to all of our subsidiaries).

At December 31, 2012, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of December 31, 2012, there were no borrowings under this line of credit.  The interest rate for borrowings under this line is LIBOR plus 1.50%.  The term of this line of credit expires on January 14, 2014.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$10,717	$	-----	$	-----	$	-----

Long-Term Debt

Artesian Water's trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66⅔% of total capitalization.  Our debt to total capitalization, including the short-term portion thereof, was 47.6% at December 31, 2012.  In addition, our revolving line of credit with CoBank contains customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets, change our business or incur additional indebtedness.  In addition, this line of credit requires us to abide by certain financial covenants and ratios.  As of December 31, 2012, we were in compliance with these covenants.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First Mortgage Bonds (Principal and Interest)	$6,985	$13,847	$13,694	$140,900	$175,426
State revolving fund loans (Principal and Interest)	910	1,820	1,820	7,598	12,148
Operating leases	69	102	107	1,651	1,929
Unconditional purchase obligations	3,780	7,560	7,571	15,132	34,043
Tank painting contractual obligation	312	---	---	---	312
Total contractual cash obligations	$12,056	$23,329	$23,192	$165,281	$223,858

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

On July 15, 2011, Artesian Water entered into a Financing Agreement, or Financing Agreement, with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of Delaware, or the Department.  The Company has been given a loan of approximately $3.6 million, or the Loan, from the Delaware Safe Drinking Water Revolving Fund to finance all or a portion of the cost to replace specific water transmission mains in service areas located in New Castle County, Delaware (collectively, the "Project").  In accordance with the Financing Agreement, the Company will from time to time request funds under the Loan as it incurs costs in connection with the Project.  The Company shall pay to the Department, on the principal amount drawn down and outstanding from the date drawn, interest at a rate of 1.7% per annum and an administrative fee at the rate of 1.7% per annum.  As of December 31, 2012, approximately $1.5 million was borrowed under this Loan.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

For the year ended December 31, 2012, there have been no significant accounting pronouncements or changes in accounting pronouncements that have become effective that materially impact or are expected to materially impact the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2043, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt's maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at December 31, 2012 were approximately $10.7 million.  An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing a two year supply contract, at a fixed price.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS	December 31, 2012	December 31, 2011
Utility plant, at original cost less accumulated depreciation	$366,563	$353,397
Current assets
Cash and cash equivalents	617	311
Accounts receivable (less allowance for doubtful accounts 2012 - $241; 2011-$216)	5,728	4,997
Unbilled operating revenues	2,997	3,636
Materials and supplies	1,353	1,483
Prepaid property taxes	1,328	1,293
Prepaid expenses and other	1,457	1,530
Total current assets	13,480	13,250
Other assets
Non‑utility property (less accumulated depreciation 2012-$309; 2011-$417)	4,082	4,214
Other deferred assets	5,196	5,142
Total other assets	9,278	9,356
Regulatory assets, net	2,393	2,734
	$391,714	$378,737

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$8,710	$8,611
Preferred stock	---	---
Additional paid‑in capital	88,399	86,311
Retained earnings	21,071	18,075
Total stockholders' equity	118,180	112,997
Long‑term debt, net of current portion	106,257	106,539
	224,437	219,536
Current liabilities
Lines of credit	10,717	11,740
Current portion of long‑term debt	1,111	1,718
Accounts payable	3,499	2,784
Accrued expenses	3,430	2,253
Overdraft payable	750	365
Deferred income taxes	837	772
Accrued interest	1,138	1,223
Customer deposits	894	942
Other	2,563	2,863
Total current liabilities	24,939	24,660

Commitments and contingencies (Note 10)	---	---

Deferred credits and other liabilities
Net advances for construction	13,023	14,405
Postretirement benefit obligation	374	455
Deferred investment tax credits	622	643
Utility plant retirement cost obligation	1,092	---
Deferred income taxes	45,879	41,732
Total deferred credits and other liabilities	60,990	57,235

Net contributions in aid of construction	81,348	77,306
	$391,714	$378,737
The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts
	For the Year Ended December 31,
	2012	2011	2010

Operating revenues
Water sales	$63,607	$57,564	$56,685
Other utility operating revenue	3,169	3,302	2,973
Non-utility operating revenue	3,787	4,204	5,227
	70,563	65,070	64,885
Operating expenses
Utility operating expenses	34,117	32,300	30,934
Non-utility operating expenses	2,100	3,148	3,780
Depreciation and amortization	7,930	7,410	7,032
Taxes
State and federal income taxes
Current	1,940	106	950
Deferred	4,676	4,548	4,132
Property and other taxes	3,945	3,822	3,789
	54,708	51,334	50,617

Operating income	15,855	13,736	14,268

Other income, net
Allowance for funds used during construction (AFUDC)	323	163	183
Miscellaneous	713	136	464
	1,036	299	647

Income before interest charges	16,891	14,035	14,915

Interest charges	7,045	7,289	7,295

Net income applicable to common stock	$9,846	$6,746	$7,620

Income per common share:
Basic	$1.14	$0.83	$1.01
Diluted	$1.13	$0.83	$1.00

Weighted average common shares outstanding:
Basic	8,666	8,122	7,557
Diluted	8,717	8,160	7,618

Cash dividends per share of common stock	$0.7913	$0.7626	$0.7529

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands	For the Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,846	$6,746	$7,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,930	7,410	7,032
Deferred income taxes, net	4,191	4,466	3,480
Stock compensation	108	120	111
AFUDC, equity portion	(205)	(100)	(111)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(757)	215	290
Unbilled operating revenues	639	(22)	(96)
Materials and supplies	130	(237)	(26)
Prepaid property taxes	(35)	(33)	(38)
Prepaid expenses and other	73	1,110	(1,336)
Other deferred assets	(266)	(254)	(111)
Regulatory assets	341	(124)	(92)
Accounts payable	715	(617)	(295)
Accrued expenses	1,177	127	1,441
Accrued interest	(85)	34	(172)
Customer deposits and other, net	(348)	451	693
Postretirement benefit obligation	(81)	(70)	(212)
NET CASH PROVIDED BY OPERATING ACTIVITIES	23,373	19,222	18,178

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(20,546)	(15,787)	(19,703)
Proceeds from sale of assets	29	55	61
NET CASH USED IN INVESTING ACTIVITIES	(20,517)	(15,732)	(19,642)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments)borrowings under lines of credit agreements	(1,023)	(17,331)	3,948
Increase (decrease) in overdraft payable	385	(375)	(286)
Net advances and contributions in aid of construction	3,629	1,640	2,179
Change in deferred debt issuance costs	119	72	36
Net proceeds from issuance of common stock	2,079	17,176	1,918
Dividends paid	(6,850)	(6,191)	(5,677)
Issuance of long-term debt	729	3,195	---
Principal repayments of long-term debt	(1,618)	(1,544)	(949)
NET CASH (USED IN)PROVIDED BY FINANCING ACTIVITIES	(2,550)	(3,358)	1,169

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	306	132	(295)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	311	179	474

CASH AND CASH EQUIVALENTS AT END OF YEAR	$617	$311	$179

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions	$1,904	$706	$376
Contractual amounts of contributions in aid of construction due from developers included in accounts receivable	$629	$627	$509
Contractual amounts of contributions in aid of construction received from developers included in accounts receivable	$602	$509	$630

Supplemental Disclosures of Cash Flow Information:
Interest paid	$7,130	$7,255	$7,467
Income taxes paid	$1,391	$312	$1,942

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
In thousands
	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2009	6,625	882	$6,625	$882	$68,090	$15,577	$91,174

Net income	---	---	---	---	---	7,620	7,620
Cash dividends declared
Common stock	---	---	---	---	---	(5,677)	(5,677)
Issuance of common stock
Dividend reinvestment plan	18	---	18	---	310	---	328
Employee stock options and awards(4)	91	---	91	---	1,231	---	1,322
Employee Retirement Plan(3)	21	---	21	---	358	---	379
Balance as of December 31, 2010	6,755	882	$6,755	$882	$69,989	$17,520	$95,146

Net income	---	---	---	---	---	6,746	6,746
Cash dividends declared
Common stock	---	---	---	---	---	(6,191)	(6,191)
Issuance of common stock
Stock issuance	888	---	888	---	14,746	---	15,634
Dividend reinvestment plan	21	---	21	---	373	---	394
Employee stock options and awards(4)	25	---	25	---	543	---	568
Employee Retirement Plan(3)	40	---	40	---	660	---	700
Balance as of December 31, 2011	7,729	882	$7,729	$882	$86,311	$18,075	$112,997

Net income	---	---	---	---	---	9,846	9,846
Cash dividends declared
Common stock	---	---	---	---	---	(6,850)	(6,850)
Issuance of common stock
Dividend reinvestment plan	22	---	22	---	439	---	461
Employee stock options and awards(4)	58	---	58	---	1,269	---	1,327
Employee Retirement Plan(3)	19	---	19	---	380	---	399
Balance as of December 31, 2012	7,828	882	$7,828	$882	$88,399	$21,071	$118,180

(1)	At December 31, 2012, 2011, and 2010, Class A Common Stock had 15,000,000 shares authorized. For the same periods, shares issued were 7,856,485, 7,753,730 and 6,779,878, respectively.
(2)	At December 31, 2012, 2011, and 2010, Class B Common Stock had 1,040,000 shares authorized and 882,000 shares issued.
(3)	Artesian Resources Corporation registered 500,000 shares of Class A Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
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

Utility Plant

All additions to plant are recorded at cost.  Cost includes direct labor, materials, and indirect charges for such items as transportation, supervision, pension, and other fringe benefits related to employees engaged in construction activities.  When depreciable units of utility plant are retired, the cost of retired property, together with any cost associated with retirement and less any salvage value or proceeds received, is charged to accumulated depreciation.  The rate settlement discussed in Note 12 - "Regulatory Proceedings" authorizes that effective January 1, 2012, any cost associated with retirement less any salvage value or proceeds received will be charged to a regulated retirement liability.  This new approach resulted in an approximately $1.2 million reclassification of utility plant to deferred credits and other liabilities on our Consolidated Balance Sheet in our fiscal year 2012.  Maintenance, repairs, and replacement of minor items of plant are charged to expense as incurred.

In accordance with a rate order issued by the DEPSC, Artesian Water accrues an Allowance for Funds Used During Construction, or AFUDC.  AFUDC, which represents the cost of funds devoted to construction projects through the date the project is placed in service, is capitalized as part of construction work in progress.  The rate used for the AFUDC calculation is based on Artesian Water's weighted average cost of debt and the rate of return on equity authorized by the DEPSC.  The rate used to capitalize AFUDC in 2012, 2011, and 2010 was 8.2%, 8.2%, and 7.9%, respectively.

Utility plant comprises:
In thousands
		December 31,
	Estimated Useful Life (In Years)	2012	2011
Utility plant at original cost
Utility plant in service-Water
Intangible plant	---	$140	$140
Source of supply plant	45-85	17,663	17,247
Pumping and water treatment plant	8-62	64,200	59,302
Transmission and distribution plant
Mains	81	195,671	187,993
Services	39	31,627	30,918
Storage tanks	76	23,814	23,122
Meters	26	20,652	19,915
Hydrants	60	10,505	10,241
General plant	3-31	46,520	44,857

Utility plant in service-Wastewater
Treatment and Disposal Plant	35-62	11,708	11,248
Collection Mains & Lift Stations	81	6,031	6,266
General plant	3-31	783	1,107

Property held for future use	---	14,525	13,157
Construction work in progress	---	6,198	4,894
		450,037	430,407
Less – accumulated depreciation		83,474	77,010
		$366,563	$353,397

Depreciation and Amortization

For financial reporting purposes, depreciation is recorded using the straight-line method at rates based on estimated economic useful lives, which range from 3 to 85 years.  Composite depreciation rates for water utility plant were 2.29%, 2.22% and 2.18% for 2012, 2011 and 2010, respectively.  In a rate order issued by the DEPSC, the Company was directed effective January 1, 1998 to begin using revised depreciation rates for utility plant.  In rate orders issued by the DEPSC, Artesian Water was directed, effective May 28, 1991 and August 25, 1992, to offset depreciation recorded on utility plant by depreciation on utility property funded by Contributions in Aid of Construction, or CIAC, and Advances for Construction, or Advances, respectively.  This reduction in depreciation expense is also applied to outstanding CIAC and Advances.  Other deferred assets are amortized using the straight-line method over applicable lives, which range from 2 to 40 years.

Utility Plant Retirement Cost Obligation

The utility plant retirement cost obligation consists of estimated costs related to the potential removal and replacement of facilities and equipment on the Company's water and wastewater properties.  Effective January 1, 2012, as authorized in the rate settlement discussed in Note 12 - "Regulatory Proceedings," when depreciable units of utility plant are retired, any cost associated with retirement, less any salvage value or proceeds received is charged to a regulated retirement liability.  Each year the liability is increased by an annual amount authorized by the DEPSC.  Previously, when depreciable units of utility plant were retired, the cost of retired property, together with any cost associated with retirement less any salvage value or proceeds received, was charged to accumulated depreciation.  Maintenance, repairs, and replacement of minor items of plant are charged to expense as incurred.

Regulatory Assets

FASB ASC Topic 980 stipulates generally accepted accounting principles for companies whose rates are established or subject to approvals by a third-party regulatory agency.  Certain expenses are recoverable through rates charged to our customers, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the Delaware Public Service Commission, or DEPSC, the MDPSC and the PAPUC.  Depreciation and salary study expenses are amortized on a straight-line basis over a period of five years and two years for all other expenses related to Delaware rate proceedings and applications to increase rates.  Other expenses related to Maryland rate proceedings and applications to increase rates are amortized on a straight line basis over a period of five years or until the next rate increase application.  The postretirement benefit obligation is the recognition of an offsetting regulatory asset as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees when they render the services necessary to earn the benefits (see Note 9 to our Financial Statements for a description of the Company's Postretirement Benefit Plan).  The deferred income taxes will be amortized over future years as the tax effects of temporary differences that previously flowed through to our customers are reversed.  Goodwill was recognized as a result of the acquisition of Mountain Hill in August 2008 and is currently being amortized on a straight-line basis over a period of fifty years.  Deferred acquisition and franchise costs are the result of due diligence costs related to the December 2011 purchase of water assets in Cecil County, Maryland and the November 2010 purchase of the Port Deposit, Maryland water assets.  Amortization of these deferred acquisition costs began once the acquired assets were placed into service.  The amortization of the Port Deposit acquisition began in November 2010 and the amortization of the Cecil County acquisition began in December 2011.  These acquisition costs will be amortized over a period of twenty years, while the franchise costs will be amortized over a period of eighty years.

Regulatory assets at December 31, net of amortization, comprise:

In thousands	2012	2011

Postretirement benefit obligation	$497	$567
Deferred income taxes	491	506
Goodwill	340	348
Deferred acquisition and franchise costs	824	816
Expense of rate and regulatory proceedings	241	497
	$2,393	$2,734

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

Other deferred assets at December 31, net of amortization, comprise:

In thousands	2012	2011

Debt issuance cost	$2,108	$2,228
Investment in Co-Bank	2,523	2,294
Other	565	620
	$5,196	$5,142

Advances for Construction

Water mains, services and hydrants, or cash advances to reimburse Artesian Water for its costs to construct water mains, services and hydrants are contributed to Artesian Water by customers, real estate developers and builders in order to extend water service to their properties.  The value of these contributions is recorded as Advances for Construction.  Artesian Water makes refunds on these advances over a specific period of time based on operating revenues generated by the specific plant or as new customers are connected to the mains.  After all refunds are made within the contract period, any remaining balance is transferred to CIAC.

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

Stock Compensation Plans

On May 25, 2005, the Company's stockholders approved a new Equity Compensation Plan, which authorizes up to 500,000 shares of Class A Non-Voting Common Stock, or Class A Stock, for issuance, referred to as the 2005 Equity Compensation Plan, or the Plan.  Since May 25, 2005, no additional grants have been made under the Company's other stock-based compensation plans that were previously available.  The Company accounts for stock options issued after January 1, 2006 under FASB ASC Topic 718.  Compensation costs in the amount of $108,000, $120,000 and $111,000 for awards and options granted in 2012, 2011 and 2010 respectively, were determined based on the fair value at the grant dates and those costs are being charged to income over the service period associated with the grants.  The $111,000 in 2010 was the amount amortized for stock options awarded in 2010 and 2009.  The $120,000 in 2011 was the amount amortized for stock options awarded in 2011 and 2010.  The $108,000 in 2012 was the amount amortized for stock options awarded in 2012 and 2011.

There was no stock compensation cost capitalized as part of an asset.

The fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants issued in 2012, 2011 and 2010 under the 2005 Equity Compensation Plan (See Note 8 "Stock Compensation Plans").

	2012	2011	2010
Expected Dividend Yield	4.18%	4.0%	4.2%
Expected Stock Price Volatility	25.13%	24.97%	27.44%
Weighted Average Risk Free Interest Rate	1.87%	3.12%	3.38%
Weighted Average Expected Life of Options (in years)	9.47	8.36	8.97

The expected dividend yield was based on a 12 month rolling average of the Company's current dividend yield.  The expected volatility is the standard deviation of the change in the natural logarithm of the stock price (expressed as an annual rate) for the expected term shown above.  The expected term was based on historic exercise patterns for similar grants.  The risk free interest rate is the 10-year Treasury Constant Maturity rate as of the dates of the 2012, 2011 and the 2010 grants.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amounts.  The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in our existing accounts receivable.  The Company reviews the allowance for doubtful accounts on a quarterly basis.  Account balances are written off against the allowance when it is probable the receivable will not be recovered.  The allowance for doubtful accounts was $0.2 million at December 31, 2012 and December 31, 2011.  The corresponding expense for the year ended December 31, 2012 and 2011 was $0.2 million and $0.3 million, respectively.  The following table summarizes the changes in the Company's accounts receivable balance:

	December 31,
In thousands	2012	2011	2010

Customer accounts receivable – water	$3,988	$3,390	$3,161
Other	1,981	1,823	2,163
	5,969	5,213	5,324
Less allowance for doubtful accounts	241	216	230
Net accounts receivable	$5,728	$4,997	$5,094

The activities in the allowance for doubtful accounts are as follows:

	December 31,
In thousands	2012	2011	2010

Beginning balance	$216	$230	$142
Allowance adjustments	215	262	370
Recoveries	141	111	78
Write off of uncollectible accounts	(331)	(387)	(360)
Ending balance	$241	$216	$230

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, Artesian Resources considers all temporary cash investments with an original maturity of three months or less to be cash equivalents.  Artesian Resources and its subsidiaries utilize their bank's zero balance account disbursement service to reduce the use of their lines of credit by funding checks as they are presented to the bank for payment rather than at issuance.  If the checks currently outstanding, but not yet funded, exceed the cash balance on our books, the net liability is recorded as a current liability on the consolidated balance sheet in the Overdraft Payable account.

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

Long-term Financial Liabilities

All of Artesian Resources' outstanding long-term debt as of December 31, 2012 and December 31, 2011 was fixed-rate.  The fair value of the Company's long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities as guided under FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt are shown below:

In thousands	December 31,
	2012	2011
Carrying amount	$107,368	$108,257
Estimated fair value	133,818	127,912

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

As of December 31, 2012, Artesian Resources has fully utilized all of its federal net operating loss carry-forwards aggregating approximately $7.3 million.  As of December 31, 2012, Artesian Resources has separate company state net operating loss carry-forwards aggregating approximately $8.5 million.  These net operating loss carry-forwards will expire if unused between 2024 and 2031.  Artesian Resources has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of the state net operating loss carry-forwards.  Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets.  The valuation allowance increased from approximately $53,000 in 2011 to approximately $57,000 in 2012.

At December 31, 2012, for federal income tax purposes, there were alternative minimum tax credit carry-forwards aggregating $5.0 million resulting from the payment of alternative minimum tax in current and prior years.  These alternative minimum tax credit carry-forwards may be carried forward indefinitely to offset future regular federal income taxes.

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  As a result of our review of our tax positions, we determined that we had no material uncertain tax positions.  The Company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.  There were no such interest and penalty charges for the years ended December 31, 2012 or December 31, 2011.  The Company remains subject to examination by state authorities for tax years 2009 through 2011 and by federal authorities for the tax years 2009 through 2012.

Components of Income Tax Expense
In thousands	For the Year Ended December 31,
State income taxes	2012	2011		2010
Current	$145		$106	$127
Deferred	1,312		994	984
Total state income tax expense	$1,457		$1,100	$1,111

	For the Year Ended December 31,
Federal income taxes	2012		2011	2010
Current	$1,795	$	---	$823
Deferred	3,364		3,554	3,148
Total federal income tax expense	$5,159		$3,554	$3,971

Reconciliation of effective tax rate:
	For the Year Ended December 31,
In thousands	2012	2012	2011	2011	2010	2010
	Amount	Percent	Amount	Percent	Amount	Percent
Reconciliation of effective tax Rate
Income before federal and state income taxes	$16,460%	100.0	$11,401%	100.0	$12,702%	100.0

Amount computed at statutory rate	5,596	34.0	3,876	34.0	4,319	34.0
Reconciling items
State income tax-net of federal tax benefit	952	5.8	711	6.2	726	5.7
Other	68	0.4	67	0.6	37	0.3
Total income tax expense and effective rate	$6,616%	40.2	$4,654%	40.8	$5,082%	40.0

Deferred income taxes at December 31, 2012, 2011, and 2010 were comprised of the following:

	For the Year Ended December 31,
In thousands	2012	2011	2010

Deferred tax assets related to:
Federal alternative minimum tax credit carry-forwards	$5,031	$3,688	$3,775
Federal and state operating loss carry-forwards	481	3,077	2,521
Bad debt allowance	96	127	132
Valuation allowance	(57)	(53)	(45)
Stock options	294	251	---
Other	326	344	196
Total deferred tax assets	$6,171	$7,434	$6,579

Deferred tax liabilities related to:
Property plant and equipment basis differences	$(51,687)	$(48,681)	$(43,767)
Expenses of rate proceedings	(53)	(144)	(18)
Property taxes	(496)	(494)	(470)
Other	(651)	(619)	(341)
Total deferred tax liabilities	$(52,887)	$(49,938)	$(44,596)

Net deferred tax liability	$(46,716)	$(42,504)	$(38,017)

Deferred taxes, which are classified into a net current and non-current balance, are presented in the balance sheet as follows:

Current deferred tax liability	$(837)	$(772)	$(459)
Non-current deferred tax liability	(45,879)	(41,732)	(37,558)
Net deferred tax liability	$(46,716)	$(42,504)	$(38,017)

Schedule of Valuation Allowance
		Additions
	Balance at Beginning Of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
In thousands

Classification
For the Year Ended December 31, 2012 Valuation allowance for deferred tax assets	$53	$4	---	$57
For the Year Ended December 31, 2011 Valuation allowance for deferred tax assets	$45	$8	---	$53
For the Year Ended December 31, 2010 Valuation allowance for deferred tax assets	$37	$8	---	$45

NOTE 4

PREFERRED STOCK

As of December 31, 2012 and 2011, Artesian Resources had no preferred stock outstanding.  Artesian Resources has 100,000 shares of $1.00 par value Series Preferred stock authorized but unissued.

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

Under Artesian Resources' dividend reinvestment plan, which allows for reinvestment of cash dividends and optional cash payments, stockholders were issued 22,363, 21,233 and 18,082 shares at fair market value for the investment of $461,000, $394,000, and $328,000 of their monies in the years 2012, 2011, and 2010, respectively.

NOTE 6

DEBT

At December 31, 2012, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of December 31, 2012, there was $29.3 million of available funds under this line of credit.  The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 30, 2013 or any date on which Citizens demands payment.  In 2011, the Company completed the sale of approximately 888,000 shares of its Class A Non-Voting Common Stock and used the net proceeds of approximately $15.6 million (after deducting underwriting discounts and commissions and offering expenses) to fund a paid-in capital contribution in the same amount to Artesian Water.  Artesian Water used the paid-in capital contribution to repay short-term borrowings (including borrowings incurred under our line of credit with Citizens that is available to all of our subsidiaries).

At December 31, 2012, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of December 31, 2012, there were no borrowings under this line of credit.  The interest rate for borrowings under this line is LIBOR plus 1.50%.  The term of this line of credit expires on January 14, 2014.

These lines of credit, as well as both the long-term debt and the state revolving fund loans shown below, require us to abide by certain financial covenants and ratios.  As of December 31, 2012, we were in compliance with these covenants.

Long-term debt consists of:

	December 31,
In thousands	2012	2011
First mortgage bonds

Series O, 8.17%, due December 29, 2020	$20,000	$20,000
Series P, 6.58%, due January 31, 2018	25,000	25,000
Series Q, 4.75%, due December 1, 2043	15,400	15,400
Series R, 5.96%, due December 31, 2028	25,000	25,000
Series S, 6.73%, due December 31, 2033	12,600	13,200
	98,000	98,600

State revolving fund loans

4.48%, due August 1, 2021	2,410	2,624
3.57%, due September 1, 2023	940	1,010
3.64%, due May 1, 2025	1,570	1,667
3.41%, due February 1, 2031	2,936	2,993
3.40%, due July 1, 2032	1,512	783
	9,368	9,077

Notes Payable
Promissory Note, variable interest, due August 1, 2012	---	580
	---	580

Sub-total	107,368	108,257

Less: current maturities (principal amount)	1,111	1,718

Total long-term debt	$106,257	$106,539

Payments of principal amounts due during the next five years and thereafter:

In thousands	2013	2014	2015	2016	2017	Thereafter
First Mortgage bonds	$600	$600	$600	$600	$600	$95,000
State revolving fund loans	511	587	611	635	660	6,364
Total payments	$1,111	$1,187	$1,211	$1,235	$1,260	$101,364

NOTE 7

NON-UTILITY OPERATING REVENUE AND EXPENSES

Non-utility operating revenue consisted of $3.2 million, $1.9 million, and $3.0 million recognized by Artesian Utility in 2012, 2011 and 2010, respectively.  In addition, $0.6 million, $2.1 million and $1.7 million was from Artesian Resources' water and sewer Service Line Protection Plans in 2012, 2011 and 2010, respectively.  Effective April 1, 2012, the Service Line Protection Plans program was transferred to Artesian Utility, whereas it was previously under Artesian Resources.  The Service Line Protection Plans provide coverage for all material and labor required to repair or replace participants' leaking water and leaking or clogged sewer service lines up to an annual limit.  An additional $175,000 and $539,000 in revenue was recognized in 2011 and 2010, respectively, from Artesian Consulting Engineers for design and engineering services to developers for residential and commercial development.

Non-utility operating expenses are as follows:

In thousands	2012	2011	2010

Artesian Utility	$1,777	$1,823	$2,311
Artesian Development	42	39	24
Artesian Resources	263	993	847
Artesian Consulting Engineers	18	293	598
Total	$2,100	$3,148	$3,780

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

In 1996, the Company instituted the Incentive Stock Option Plan under which the Company was authorized to grant options up to 150,000 shares of Class A Stock to its key employees and officers.  Options were granted at the fair market value on the date of grant.  The Company accelerated vesting for certain incentive stock options held by officers and directors in anticipation of FASB ASC Topic 718, which applied to stock options issued after January 1, 2006.  Effective May 25, 2005, no additional grants have been made from this plan.

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

The following summary reflects changes in the shares of Class A Stock under option:

	2012 Shares	2012 Weighted Average Exercise Price	2011 Shares	2011 Weighted Average Exercise Price	2010 Shares	2010 Weighted Average Exercise Price
Plan options
Outstanding at beginning of year	450,000	$17.61	440,800	$17.18	497,889	$15.91
Granted	33,750	19.01	33,750	19.06	33,750	18.61
Exercised	(62,250)	13.68	(24,550)	11.87	(90,839)	10.75
Expired	---	---	---	---	---	---
Outstanding at end of year	421,500	$18.30	450,000	$17.61	440,800	$17.18

Options exercisable at year end	387,750	$18.24	416,250	$17.49	407,050	$17.06

The fair value per share of options granted during 2012, 2011, and 2010 were $2.92, $3.50 and $3.73 respectively, as estimated using the Black-Scholes Merton option pricing model.  The total intrinsic value of options exercised during 2012, 2011 and 2010 were $449,000, $167,000 and $700,000, respectively.  There were no fully vested shares granted during 2012.  During 2012, we received $852,000 in cash from the exercise of options, with a $177,000 tax benefit realized for those options and $291,000 of tax benefits relating to exercises in prior years that were realized for accounting purposes in the current period.

The following tables summarize information about employee and director stock options outstanding at December 31, 2012:

Options Outstanding
Range of Exercise Price	Shares Outstanding at December 31, 2012	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$13.30 - $18.44	153,750	3.24 Years	$16.17	$963,000
$18.45 - $21.12	267,750	5.19 Years	$19.52	$778,000

Options Exercisable
Range of Exercise Price	Shares Exercisable at December 31, 2012	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$13.30 - $18.44	153,750	3.24 Years	$16.17	$963,000
$18.45 - $21.12	234,000	4.96 Years	$19.60	$663,000

As of December 31, 2012, there was $35,000 of total unrecognized expense related to non-vested option shares granted under the Plan.  The cost will be recognized over the remaining 0.4 years vesting period of the unvested options.

NOTE 9

EMPLOYEE BENEFIT PLANS

401(k) Plan

Artesian Resources has a defined contribution 401(k) Salary Deduction Plan, or the 401(k) Plan, which covers substantially all employees.  Under the terms of the 401(k) Plan, Artesian Resources contributed 2% of eligible salaries and wages and matched employee contributions up to 6% of gross pay at a rate of 50%.  Artesian Resources may, at its option, make additional contributions of up to 3% of eligible salaries and wages.  No such additional contributions were made in 2012, 2011 and 2010.  The 401(k) Plan expenses, which include Company contributions and administrative fees, for the years 2012, 2011 and 2010, were approximately $771,000, $719,000, and $681,000, respectively.

Supplemental Pension Plan

Effective October 1, 1994, Artesian Water established a Supplemental Pension Plan, or the Supplemental Plan, to provide additional retirement benefits to full-time employees hired prior to April 26, 1994.  The Supplemental Plan is a defined contribution plan that enables employees to save for future retiree medical costs, which will be paid by employees.  The Supplemental Plan accomplishes this objective by providing additional cash resources to employees upon a termination of employment or retirement, to meet the cost of future medical expenses.  Artesian Water has established a contribution based upon each employee's years of service ranging from 2% to 6% of eligible salaries and wages.  Artesian Water also provides additional benefits to individuals who were over age 50 as of January 1, 1994.  These individuals are referred to as the Transition Group.  Effective November 1, 1994, individuals eligible for the Transition Group had the opportunity to defer compensation to the Supplemental Plan, and to receive a transition matching contribution for 5 years.  Each one-dollar of eligible salaries and wages deferred by the Transition Group was matched with three, four, or five dollars by Artesian Water based on the employee's years of service subject to certain limitations under the federal tax rules.  Plan expenses, which include Company contributions and administrative fees, for the years 2012, 2011 and 2010, were approximately $266,000, $264,000, and $263,000, respectively.

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

FASB ASC Topic 715 stipulates that Artesian Water accrue the expected cost of providing postretirement health care and life insurance benefits as employees render the services necessary to earn the benefits.  Artesian Water recognizes an offsetting regulatory asset with respect to its post retirement liability.  This asset is recorded based on the DEPSC order, which permits Artesian Water to continue recovery of postretirement health care and life insurance expense on a pay-as-you-go basis for the remaining eligible employees.  Further, expense recovery as a percentage of rates is expected to remain generally constant over the initial years, and then decline until the obligation is liquidated.  The amounts recognized in consolidated financial statements are determined based on an actuarial basis, which uses assumptions about inflation, mortality, medical trend rates and discount rates.  A change in these assumptions could cause actual results to differ from those reported.  Amounts charged to expense were $120,000, $112,000, and $115,000 for 2012, 2011 and 2010, respectively.

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

Benefit Obligations and Funded Status
In thousands	Year Ended
	December 31
	2012	2011
Change in Accumulated Postretirement Benefit Obligation
Accumulated Postretirement Benefit Obligation at the Beginning of the Year	$724	$678
Service Cost	---	---
Interest Cost	30	35
Actuarial (Gain) or Loss	130	123
Benefits Paid	(125)	(117)
Plan Participant's Contributions	5	5
Accumulated Postretirement Benefit Obligation at the End of the Year	764	724
Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	---	---
Benefits Paid	(125)	(117)
Employer Contributions	120	112
Plan Participant's Contributions	5	5
Fair Value of Assets at the End of the Year	---	---
Net Amount Recognized
Funded Status	(764)	(723)
Unrecognized Transition Obligation Asset	9	17
Unrecognized Net Gain or Loss	258	139
Net Amount Recognized:	(497)	(567)
Amounts Recognized in the Statement of Financial Position
Accrued Benefit Liability-Current	(123)	(112)
Accrued Benefit Liability-Noncurrent	(374)	(455)
Net Amount Recognized	$(497)	$(567)
Weighted Average Assumptions at the End of the Year
Discount Rate	4.00%	4.50%
Assumed Health Care Cost Trend Rates
Health Care Cost Trend Rate Assumed for Next Year	6.00%	7.00%
Ultimate Rate	3.50%	3.50%
Year that the Ultimate Rate is Reached	2016	2016

Impact of One-Percentage-Point Change in Assumed Health Care Cost Trend Rates
	Increase	Decrease
Effect on Service Cost & Interest Cost	$1	$(1)
Effect on Postretirement Benefit Obligation	$28	$(26)

Contributions
Artesian Water expects to contribute $123,300 to its postretirement benefit plan in 2013.
The following table represents the approximate annual benefits expected to be paid for the years ended December 31:

In thousands	Other Benefits

2013	$123
2014	115
2015	105
2016	94
2017	83
2018 through 2022	271
$791

NOTE 10

COMMITMENTS AND CONTINGENCIES

Leases

In October 1997, Artesian Water entered into a 33-year operating lease for a parcel of land with improvements located in South Bethany, a municipality in Sussex County, Delaware.  The annual lease payments increase each year by the most recent increase in the Consumer Price Index for Urban Workers, CPI-U, as published by the U.S. Department of Labor, Bureau of Labor Statistics.  At each eleventh year of the lease term, the annual lease payment shall be determined based on the fair market value of the parcel of land.  Rental payments for 2012, 2011 and 2010 were $15,400, $15,300, and $12,700, respectively.  The future minimum rental payment as disclosed in the following table is calculated using CPI-U as of October 31, 2012 as well as any adjustments for appraisals conducted to determine the fair market value of the parcel of land.

During 2003, Artesian Resources entered into a 40-year easement agreement to acquire an easement to access, operate, maintain, repair, improve, replace and connect Artesian's water system to a well, including a parcel of land around the well.  Easement payments for 2012, 2011 and 2010 were $32,000, $31,000 and $30,000, respectively.

Artesian Wastewater entered into a perpetual agreement for the use of approximately 460 acres of land in Sussex County, Delaware for wastewater disposal.  Beginning January 2007, Artesian Wastewater is required to pay a minimum of $40,000 per year for the use of this land.  Beginning January 2012, and on each anniversary thereof until January 2027, the fee shall be adjusted upwards by an adjustment factor of two percent.  Once disposal operations begin, the monthly fee will be contingent on the average number of gallons of wastewater disposed on the properties.  Payments for 2012, 2011 and 2010 were $41,000, $40,000 and $40,000, respectively.  The agreement can be terminated by giving 180-day notice prior to the termination date.

Future minimum annual rental payments related to operating leases for the years subsequent to 2012 are as follows:

In thousands
2013	$69
2014	50
2015	52
2016	53
2017	54
2018 through 2043	1,651
$1,929

Interconnections

Artesian Water has a water service interconnection agreement with a neighboring utility, Chester Water Authority, which requires minimum annual purchases.  Rates charged under this agreement are subject to change.  Effective August 1, 1997, Artesian Water renegotiated the contract with the Chester Water Authority to, among other things, reduce the minimum purchase requirements from 1,459 million gallons to 1,095 million gallons annually, calculated as 3 mgd times the number of calendar days in a year. The agreement is extended through the year 2021.

The minimum annual purchase commitments for all interconnection agreements for 2013 through 2017 and the aggregate total for the years 2018 through 2021, calculated at the noticed rates, are as follows:

In thousands
2013	$3,780
2014	3,780
2015	3,780
2016	3,791
2017	3,780
2018 through 2021	15,132
$34,043

Expenses for purchased water were $4.0 million, $3.8 million, and $3.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Other Commitments

In 2005, Artesian Water entered into a 6-year agreement with Utility Service Co., Inc. to clean and paint tanks from 2006 to 2011 for $1.9 million.  In 2011, Artesian Water entered into a 2-year agreement with Southern Corrosion Inc. to clean and paint tanks in 2012 and 2013.  Pursuant to the 2-year agreement, the expenditure committed for the years 2012 through 2013 is $623,000.  Also, in 2011, following the purchase of water assets from Cecil County, Maryland, Artesian Water Maryland assumed two agreements with Utility Service Co., Inc. to clean and paint tanks.  The agreements can be renewed annually.  The tank painting expense for 2012, 2011 and 2010 was $403,000, $344,000, and $364,000.

Budgeted mandatory utility plant expenditures, due to planned governmental highway projects, which require the relocation of Artesian Water's water service mains, expected to be incurred in 2013 through 2017 are as follows:

In thousands
2013	$660
2014	580
2015	430
2016	905
2017	1,455
$4,030

The exact timing and extent of these relocation projects is controlled primarily by the Delaware Department of Transportation.

Litigation

Artesian Resources and its subsidiaries are subject to legal proceedings in the ordinary course of business.  Any amounts from such legal proceedings that are probable and reasonably estimable are reflected in the financial statements.

Artesian Water filed a complaint in the United States District Court for the Eastern District of Pennsylvania against Chester Water Authority claiming breach of contract, unjust enrichment and requesting declaratory judgment in relation to an agreement by Chester Water Authority to supply bulk water supplies to Artesian Water.  Related to the ongoing litigation with Chester Water Authority, we have approximately $2.2 million and $1.1 million of accrued expenses recorded on our Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, respectively.  These accrued expenses represent the disputed portion of Chester Water Authority's rate increases and have been withheld from payments to Chester Water Authority pending the outcome of the litigation.

NOTE 11

GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water utility service to customers within their established service territory in all three counties of Delaware and in portions of Maryland and Pennsylvania, pursuant to rates filed with and approved by the DEPSC, the MDPSC and the PAPUC.  As of December 31, 2012, Artesian Water was serving 79,000 customers, Artesian Water Maryland was serving 2,200 customers and Artesian Water Pennsylvania was serving 38 customers.

Artesian Wastewater began providing wastewater services to a community in Sussex County, Delaware in July 2005.  Artesian Wastewater provides wastewater utility service to customers within their established service territory in Sussex and Kent County, Delaware pursuant to rates filed with and approved by the DEPSC.  As of December 31, 2012, Artesian Wastewater was serving approximately 1,000 customers, the majority of which are located in Sussex County, Delaware.

NOTE 12

REGULATORY PROCEEDINGS

Our water and wastewater utilities generate operating revenue from customers based on rates that are established by state Public Service Commissions through a rate setting process that may include public hearings, evidentiary hearings and the submission of evidence and testimony in support of the requested level of rates by the Company.

We are subject to regulation by the following state regulatory commissions:

•	The Delaware Public Service Commission, or DEPSC, regulates both Artesian Water and Artesian Wastewater.
•	The Maryland Public Service Commission, or MDPSC, regulates both Artesian Water Maryland and Artesian Wastewater Maryland.
•	The Pennsylvania Public Utility Commission, or PAPUC, regulates Artesian Water Pennsylvania.

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

Artesian Water, the DEPSC, and the Division of the Public Advocate entered into an agreement to settle Artesian Water's April 2011 application for an increase in rates.  PSC Order No. 8097, issued on January 31, 2012, approved the settlement agreement, authorizing a permanent rate increase in revenue of approximately 11.13%, or $6.25 million on an annualized basis.  Since the permanent rate increase did not exceed amounts already collected under previously approved temporary increases in rates, Artesian Water was not required to refund any amounts to its customers.  The approved permanent rate increase became effective January 1, 2012.  The settlement also authorized a return on equity of 10%.  Additionally, effective January 1, 2012, the settlement agreement permitted a tariff change that includes the use of a seasonal connection charge as well as a new approach for presenting the cost of retired property and ratemaking treatment for salvage costs to be recovered in rates.  Previously, when depreciable units of utility plant were retired, the cost of retired property, together with any cost associated with retirement less any salvage value or proceeds received, was charged to accumulated depreciation.  Under the settlement agreement, effective January 1, 2012, any cost associated with retirement less any salvage value or proceeds received is charged to a regulated retirement liability.  This new approach resulted in an approximately $1.2 million reclassification of accumulated depreciation of utility plant to deferred credits and other liabilities on our Consolidated Balance Sheet as of December 31, 2012.  The settlement also authorized Artesian Water to change from quarterly to monthly billing, which was implemented in April 2012.

On January 18, 2013, Artesian Wastewater filed an application with the DEPSC, to revise its rates and charges for wastewater services concerning territories located in Kent and Sussex County, Delaware.  Artesian Wastewater requested authorization to implement proposed rates for wastewater services to meet a requested increase in revenue of approximately $343,000, or 34.8%, on an annualized basis.  The new rates are designed to support Artesian Wastewater's ongoing capital improvement program and to cover increased costs of operations.  If approved, these changes will result in an approximately 30.1% increase for the average residential customer.

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

In November 2012, Artesian Water Maryland closed on the transfer of the CECO water system assets.  CECO transferred its water utility assets, which included water mains, a treatment facility and an elevated water storage tank, to Artesian Water Maryland.  The CECO water system serves approximately 200 customers.  The CECO system was connected to Artesian Water Maryland's Meadowview water system upon closing on the transfer of assets.

Other Proceedings

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC.  This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility's overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period.  In 2011, the DEPSC approved a 1.47% DSIC rate that was effective January 1, 2011.  For the year ended December 31, 2011, we earned approximately $347,000 in DSIC revenue.  In May 2012, Artesian Water filed an application with the DEPSC for approval to collect a 0.14% increase in the DSIC rate effective July 1, 2012.  This increase was based on approximately $486,000 in eligible plant improvements since the last rate increase.  On June 19, 2012, the DEPSC approved the DSIC effective July 1, 2012, subject to audit at a later date.  In November 2012, Artesian Water filed an application with the DEPSC for approval to collect a 1.45% increase in the DSIC rate effective January 1, 2013.  This increase was based on approximately $5.6 million in eligible plant improvements since the last rate increase.  On December 14, 2012, the DEPSC approved the DSIC effective January 1, 2013, subject to audit at a later date.  For the year ended December 31, 2012, we earned approximately $42,000 in DSIC revenue.

NOTE 13

NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.  The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Year
	Ended December 31,
	2012	2011	2010
	(in thousands)

Weighted average common shares outstanding during the period for Basic computation	8,666	8,122	7,557
Dilutive effect of employee stock options	51	38	61
Weighted average common shares outstanding during the period for Diluted computation	8,717	8,160	7,618

For the years ended December 31, 2012 and December 31, 2011, employee stock options to purchase 60,750 and 234,000 shares of common stock were excluded from the calculations of diluted net income per share, respectively, as the calculated proceeds from the options' exercise were greater than the average market price of the Company's common stock during this period.

The Company has 15,000,000 authorized shares of Class A Stock, and 1,040,000 shares of Class B Stock.  As of December 31, 2012, 7,828,836 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  As of December 31, 2011, 7,729,506 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  As of December 31, 2010, 6,755,654 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  The par value for both classes is $1.00 per share.  For the years ended December 31, 2012, December 31, 2011 and December 31, 2010, the Company issued 99,330, 85,600 and 129,876 shares of Class A Stock, respectively.  In addition, on July 20, 2011 and August 15, 2011, the Company completed the sale of 804,290 shares and 84,000 shares of its Class A Stock, respectively.

Equity per common share was $13.60, $13.91 and $12.59 at December 31, 2012, December 31, 2011 and December 31, 2010, respectively.  These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on December 31, 2012, December 31, 2011 and December 31, 2010, respectively.

NOTE 14

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table is derived from quarterly unaudited consolidated statements of operations for the years ended December 31, 2012 and 2011.  Quarterly basic and diluted per share amounts do not add to the full year total due to rounding.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
In thousands (except per share data)	2012	2011	2012	2011	2012	2011	2012	2011

Operating revenues	$16,698	$14,757	$17,912	$16,510	$19,001	$17,730	$16,952	$16,073
Operating income	$3,590	$2,219	$4,294	$3,588	$4,495	$4,367	$3,479	$3,562
Net income applicable to common stock	$2,505	$1,009	$2,748	$1,753	$2,846	$2,238	$1,748	$1,746

Income per common share
Basic	$0.29	$0.13	$0.32	$0.23	$0.33	$0.26	$0.20	$0.20
Diluted	$0.29	$0.13	$0.32	$0.23	$0.33	$0.26	$0.20	$0.20

NOTE 15

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

For the year ended December 31, 2012, there have been no significant accounting pronouncements or changes in accounting pronouncements that have become effective that materially impact or are expected to materially impact the Company.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Artesian Resources Corporation
Newark, Delaware

We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artesian Resources Corporation at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Artesian Resources Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Bethesda, Maryland
March 14, 2013

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In addition, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to achieve the foregoing objectives.  A control system cannot provide absolute assurance, however, that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)  Management's Annual Report on Internal Control Over Financial Reporting

The Management of Artesian Resources Corporation is responsible for establishing and maintaining adequate internal control over its financial reporting.  Artesian Resources Corporation's internal control over financial reporting is a process designed under the supervision of the Corporation's chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Artesian Resources Corporation's Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control Integrated Framework."  Based on this assessment, Management determined that at December 31, 2012, the Corporation's internal control over financial reporting was effective.

(c)  Attestation Report of the Registered Public Accounting Firm

The effectiveness of Artesian's internal control over financial reporting as of December 31, 2012 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(d)  Change in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting, occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Date: March 14, 2013

CHIEF EXECUTIVE OFFICER:	CHIEF FINANCIAL OFFICER:

/s/ DIAN C. TAYLOR	/s/ DAVID B. SPACHT
Dian C. Taylor	David B. Spacht

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Artesian Resources Corporation
Newark, Delaware

We have audited Artesian Resources Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Artesian Resources Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Artesian Resources Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Artesian Resources Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Bethesda, Maryland
March 14, 2013

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Dian C. Taylor	67
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

Qualifications:  Ms. Dian Taylor has 20 years of experience as Chief Executive Officer and President of the Company, during which the Company has continuously expanded its service area.  Ms. Taylor has extensive knowledge of the complex issues facing smaller companies and prior strategic planning expertise.  Ms. Taylor has served as President of the National Association of Water Companies, a trade organization of the investor-owned water utility industry.  Ms. Taylor also has served on the Delaware Economic and Financial Advisory Council, on the Board of Directors of the Delaware State Chamber of Commerce, the American Heart Association, the Committee of 100 and the Delaware Council on Economic Education, as a Regional Advisory Board Member for Citizens Bank, a Trustee of the Delaware Grand Opera and the Christiana Care Hospital and as a Commissioner for the Delaware River and Bay Authority.  The Board views Ms. Taylor's experience with various aspects of the utility industry and her demonstrated leadership roles in business and community activities as important qualifications, skills and experiences for the Board of Directors' conclusion that Ms. Taylor should serve as a director of the Company.

Kenneth R. Biederman	69
Biography:  Director since 1991 – Currently retired and former Professor of Finance at the Lerner College of Business and Economics of the University of Delaware, from May 1996 to May 2011.  Interim Dean of the College of Business and Economics of the University of Delaware from February 1999 to June 2000.  Dean of the College of Business and Economics of the University of Delaware from 1990 to 1996.  Former Director of the Mid-Atlantic Farm Credit Association from 2006 to 2010.  Director of Chase Manhattan Bank USA from 1993 to 1996.  Formerly a financial and banking consultant from 1989 to 1990 and President of Gibraltar Bank from 1987 to 1989.  Previously Chief Executive Officer and Chairman of the Board of West Chester Savings Bank; Economist and former Treasurer of the State of New Jersey and Staff Economist for the United States Senate Budget Committee.  He serves on the Executive; Audit; Strategic Planning, Budget and Finance; Governance and Nominating; and Compensation Committees.

Qualifications:  Mr. Biederman's experience as a former State Treasurer of New Jersey and the former Dean of the College of Business and Economics at the University of Delaware gives him a substantial amount of business, economic and financial reporting knowledge.  The Board of Directors has determined that Mr. Biederman's knowledge of economic principles and experience in treasury and financial reporting matters provide for valuable insight and input and serve as important qualifications and skills in his service as a director.

John R. Eisenbrey, Jr.	57
Biography:  Director since 1993 – Small Business Executive.  For more than 27 years, Owner and President of Bear Industries, Inc., a contracting firm providing building fire sprinkler protection installations for businesses throughout the Delmarva Peninsula.  Mr. Eisenbrey is the nephew of Dian C. Taylor and the cousin of Nicholle R. Taylor.  He serves on the Audit; Governance and Nominating; and Compensation Committees.

Qualifications:  The Board of Directors has determined that Mr. Eisenbrey's hands-on experience as a business owner in one of our primary geographic regions qualifies him to be a member of the Board.  For more than 27 years, Mr. Eisenbrey has been the Owner and President of a privately held contracting firm providing fire sprinkler protection installations for businesses throughout the Delmarva Peninsula.  Mr. Eisenbrey is a past President of the Delaware Contractors Association.  Mr. Eisenbrey's operating business background provides hands-on experience with operational, technical and regulatory matters also applicable to our water business.

Nicholle R. Taylor	45
Biography:  Director since 2007 – Senior Vice President of Artesian Resources Corporation and its subsidiaries since May 9, 2012. She was Vice President of Artesian Resources Corporation and its subsidiaries since May 2004.  Ms. Taylor has been employed by the Company since 1991 and has held various management level and operational positions within the Company.  She serves on the Strategic Planning, Budget and Finance Committee. Ms. Taylor is the niece of Dian C. Taylor and the cousin of John R. Eisenbrey, Jr.

Qualifications:  Ms. Nicholle Taylor has over twenty years of experience with the Company in a variety of field, office and managerial positions.  The Board of Directors has determined that the range of her experience across various company functions gives her a clear perception of how the Company operates, thus enhancing the Board's ability to know the Company's current capabilities and limitations, and qualifies her to serve as a director.  Ms. Taylor serves on the Board of Directors of the National Association of Water Companies, a trade organization of the investor-owned water utility industry.  Ms. Taylor also currently serves on the Board of Directors of the Committee of 100, which is a business organization that promotes responsible economic development in the state of Delaware.

William C. Wyer	66
Biography:  Director since 1991 - Business Consultant with Wyer Group, Inc. since September 2005.  Previously, Mr. Wyer served as Managing Director of Wilmington Renaissance Corporation (formerly Wilmington 2000) from January 1998 to August 2005.  Wilmington Renaissance Corporation was a private organization seeking to revitalize the City of Wilmington, Delaware.  Mr. Wyer served as a Director and member of the Audit Committee of GMAC Bank and its' successor National Motors Bank, FBS from August 2001 through 2008, President of All Nation Life Insurance, Senior Vice President of Blue Cross/Blue Shield of Delaware from September 1995 to January 1998, Managing Director of Wilmington 2000 from May 1993 to September 1995 and President of Wyer Group, Inc. from 1991 to 1993 and Commerce Enterprise Group from 1989 to 1991, both of which are management-consulting firms specializing in operations reviews designed to increase productivity, cut overhead and increase competitiveness, and President of the Delaware State Chamber of Commerce from 1978 to 1989.  He serves on the Executive; Audit; Strategic Planning, Budget and Finance; Governance and Nominating; and Compensation Committees.

Qualifications:  Mr. Wyer has extensive management experience with both local and national organizations that facilitates the Company's growth from a local to a regional provider of water and wastewater services.  Mr. Wyer's extensive experience in economic development efforts and as President of the Delaware State Chamber of Commerce and his associated skills in public, media and governmental communications were determined by the Board of Directors to qualify him to serve as a director.

Joseph A. DiNunzio, CPA	50
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

Bruce P. Kraeuter, PE	63
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

Jennifer L. Finch, CPA	44
Vice President and Assistant Treasurer since February 2010.  Ms. Finch previously served as Chief Accounting Director for the Company and its subsidiaries since August 2008.  She currently serves as Chief Financial Officer of Artesian Consulting Engineers, Inc., one of the Company's eight wholly owned subsidiaries.  Prior to joining the Company, Ms. Finch served as Chief Financial Officer of Handler Corporation, a home builder company located in Wilmington, Delaware.  Ms. Finch was employed by the Handler Corporation from 1994 through 2008.  During that time she held various accounting positions.

John J. Schreppler II, ESQ.	56
Vice President, Assistant Secretary and General Counsel of Artesian Resources Corporation and its subsidiaries since July 2000.  Prior to joining the Company, he practiced law in Wilmington, Delaware as John J. Schreppler, II P.A. from February 1999, and before that as a partner in The Bayard Firm from 1988 to 1999.

David B. Spacht	53
Chief Financial Officer and Treasurer of Artesian Resources Corporation and its subsidiaries since January 1995, except that he has not been Chief Financial Officer of the wholly owned subsidiary Artesian Consulting Engineers, Inc. since May 2009.  The Company has employed Mr. Spacht since 1980 and he has held various executive and management level positions within the Company.

John M. Thaeder	55
Senior Vice President of Operations since May 2007.  Mr. Thaeder previously served as Vice President of Operations since February 1998.  He currently serves as an officer of Artesian Water Company, Inc., Artesian Wastewater Management, Inc., Artesian Water Maryland, Inc., Artesian Water Pennsylvania, Inc. and Artesian Utility Development, Inc.  Prior to joining the Company, Mr. Thaeder was employed by Hydro Group, Inc. from 1996 to 1998 as Southeastern District Manager of Sales and Operations from Maryland to Florida.  During 1995 and 1996, Mr. Thaeder was Hydro Group's Sales Manager of the Northeast Division with sales responsibilities from Maine to Florida.  From 1988 to 1995, he served as District Manager of the Layne Well and Pump Division of Hydro Group.

Pierre A. Anderson	34
Vice President of Information Technologies of Artesian Resources Corporation and its subsidiaries since May 2012.  Mr. Anderson previously served as Director of Information Technologies since December, 2006.  Prior to joining the Company, Mr. Anderson was employed by the Christina School District as Manager, Project & Support Services.  From 2000-2005, while with MBNA (now Bank of America), he served in several information technology positions.

Corporate Governance

The executive officers are elected or approved by our Board or the Board of our appropriate subsidiary to serve until his or her successor is appointed or shall have been qualified or until earlier death, resignation or removal.

In accordance with the provisions of the Company's By-laws, the Board is divided into three classes.  Members of each class serve for three years and one class is elected each year to serve a term until his or her successor shall have been elected and qualified or until earlier resignation or removal.  Nicholle R. Taylor and William C. Wyer have been nominated for election to the Board of Directors at the shareholders Annual Meeting to be held May 8, 2013.

Dian C. Taylor, the Company's Chief Executive Officer, also serves as Chair of the Board.  The Board, after considering the size of the Company and the composition of the Board (five members, three of which are independent), has determined that the combined structure is appropriate.  The Board has determined that having one person serving as Chair of the Board and Chief Executive Officer ensures a unified leadership of the Board and management and provides potential efficiency in the execution of the strategies and visions of the Board and management.  The Board believes that Ms. Taylor's experience and operational knowledge of the business enables her to effectively perform both roles.  Given the limited number of Board members and the practice of open communication with the entire Board, the Company does not have a lead independent director.  The Board meets as often as needed and at least twice a year in executive session without any management or non-independent directors present.  The Board believes this is an appropriate structure for the Company which provides the appropriate independent oversight.  In addition, the Audit Committee and the Compensation Committee regularly consult with the Company's General Counsel to review the various types of risk that affect the Company and to consult on strategies to anticipate such risks.  The Board believes this structure has been effective.  The Board meets with management on a monthly basis to review operational reports, financial updates, strategic development and other matters.  Monthly meetings help to promote and ensure open communication with the management team.  All Board members are engaged and remain actively involved in their oversight roles.  The Board is responsible for oversight of the Company's risk management process.  The senior management team is responsible for identifying risks, managing risks and reporting and communicating risks back to the Board.

Director Compensation

In May 2012, each director received an annual retainer fee of $16,000 paid in advance.  The chair of the Audit Committee received an additional annual retainer of $5,000.  The chairs of the remaining standing committees received additional annual retainers of $3,000.  Each director received $2,000 for each Board meeting attended, $1,500 for each committee meeting attended on the day of a regular board meeting and $2,000 for each committee meeting attended on any other day.  Each director received $450 per diem for workshops.

In 2012, our directors, other than Dian C. Taylor and Nicholle R. Taylor, whose fees as director are included in the Summary Compensation Table, received the following compensation:

Director Compensation Table – 2012

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All other Compensation ($)(2)	Total ($)
Kenneth R. Biederman	64,900	19,710	---	84,610
John R. Eisenbrey, Jr.	58,400	19,710	---	78,110
William C. Wyer	62,900	19,710	11,442	94,052

(1)
On May 9, 2012, each Director received option grants of 6,750 shares of Class A Stock at exercise prices equal to the fair market value on the date of grant (last reported sale price on the date of grant) or $19.01.  All options are exercisable one year from the date of grant and with terms of ten years.  The grant date fair market value, computed in accordance with Financial Accounting Standard Board, Accounting Standards Codification Topic 718, or ASC718, based upon the assumptions made in the valuations as described in Note 1 of the 2012 Financial Statements, is reflected in the "Option Awards" column in the table above.  The aggregate number of option awards outstanding at December 31, 2012 for each Director is:

Option Shares Outstanding at December 31, 2012
Kenneth R. Biederman	72,000
John R. Eisenbrey, Jr.	65,250
William C. Wyer	65,250

(2)	$11,442 was paid for medical insurance premiums for Mr. Wyer and his spouse.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2012, the members of our Compensation Committee were Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer.  None of our executive officers serves as a director or as a member of the compensation committee, or any other committee serving an equivalent function, of any entity that has one or more of its executive officers serving as members of our Compensation Committee or as a director of our Board.  No member of our Compensation Committee has ever been our employee.  Our independent directors are Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer.

Independence

In 2012, the Board of Directors determined that Messrs. Biederman, Eisenbrey and Wyer, a majority of the Board of Directors, met the independence requirements prescribed by the listing standards of the NASDAQ Global Select Market.  In making its determination, the Board of Directors considered John R. Eisenbrey, Jr.'s Stock Repurchase Agreement, dated as of August 31, 2011, between Wilmington Savings Fund Society, FSB, and Artesian Resources Corporation, which the Company filed with the Securities and Exchange Commission as Exhibit 10.1 to its Form 8-K on September 6, 2011 and the First Extension of the Stock Repurchase Agreement, dated as of August 31, 2012, which the Company filed with the Securities and Exchange Commission as Exhibit 10.1 to its Form 8-K on August 31, 2012.

Audit Committee

The Audit Committee reviews the procedures and policies relating to the internal accounting procedures and controls of the Company, and provides general oversight with respect to the accounting principles employed in the Company's financial reporting.  As part of its activities, the Audit Committee meets with representatives of the Company's management and independent accountants.  The Audit Committee has considered the extent and scope of non-audit services provided to the Company by its outside accountants and has determined that such services are compatible with maintaining the independence of the outside accountants.  The Audit Committee appoints and retains the Company's independent accountants.  The Audit Committee consists of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer.  The Board of Directors has also determined that each member of the Audit Committee meets the independence requirements prescribed by the listing standards of the NASDAQ Global Select Market and the rules and regulations of the Securities and Exchange Commission.  The Board of Directors has further determined that Mr. Biederman, a member of the Audit Committee, is an "audit committee financial expert" as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.  During 2012, the Audit Committee met four times.

Compensation Committee

The Compensation Committee reviews the compensation and benefits provided to key management employees, officers and directors and makes recommendations as appropriate to the Board.  The Committee also determines whether and what amounts should be granted under the 2005 Equity Compensation Plan and may make recommendations for amendments to the Plan.  The Compensation Committee is comprised of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer, three independent directors.  The Board of Directors has also determined that each member of the Compensation Committee meets the independence requirements prescribed by the listing standards of the NASDAQ Global Select Market and the rules and regulations of the Securities and Exchange Commission.  During 2012, the Compensation Committee met four times.

Consideration of Director Candidates

The Governance and Nominating Committee is comprised of three independent directors, Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer. As part of the formalized nominating procedures, the committee makes recommendations for Director nominations to the full Board.  Director candidates nominated by stockholders are considered in the same manner, provided the nominations are submitted to the Secretary and copied to the Chairman of the committee on a timely basis and in accordance with the Company's By-laws. Nominations for the election of directors for the 2013 Annual Stockholders' Meeting were approved by the Governance and Nominating Committee on January 30, 2013.

The Governance and Nominating Committee has determined that no one single criterion should be given more weight than any other criteria when it considers the qualifications of a potential nominee to the Board.  Instead, it believes that it should consider the total "skills set" of an individual.  In evaluating an individual's skills set, the Corporate Governance and Nominating Committee considers a variety of factors, including, but not limited to, the potential nominee's background and education, his or her general business experience, and whether or not he or she has any experience in positions with a high degree of responsibility.  In addition, although the Corporate Governance and Nominating Committee does not have a policy with regard to the consideration of diversity in identifying director nominees, its charter includes in the Corporate Governance and Nominating Committee's duties and responsibilities that it seek members from diverse backgrounds so that the Board consists of members with a broad spectrum of experience and expertise.

Code of Ethics

The Company has adopted a code of ethics applicable to its chief executive officer, chief financial officer, controller or principal accounting officer, and any person who performs a similar function, which is a "code of ethics" as defined by applicable rules of the Securities and Exchange Commission.  This code is publicly available on the Company's website at www.artesianresources.com.  If the Company makes any amendments to this code other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company's chief executive officer, chief financial officer, controller or principal accounting officer, and any person who performs a similar function, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website.  The information on the website listed above is not and should not be considered part of this Annual Report on Form 10-K and is intended to be an inactive textual reference only.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, directors, officers and certain beneficial owners of the Company's equity securities are required to file reports of their transactions in the Company's equity securities with the Securities and Exchange Commission on specified due dates.  With respect to the fiscal year 2012, reports of transactions by all directors, officers and such beneficial holders were timely filed.  In making this statement, the Company has relied on the written representations of its directors, officers and holders of more than ten percent (10%) of either class of our outstanding common stock and copies of the reports that they filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This discussion describes Artesian Resources Corporation's ("Company" or "Artesian") compensation program for its executive officers listed in the Summary Compensation Table that immediately follows this discussion.

Objectives of Artesian's Compensation Program

The Compensation Committee believes that the compensation for Artesian's executives should serve to attract, motivate and retain seasoned and talented executives responsible for successfully guiding and implementing the Company's strategy.  Our strategy is to increase our customer base, revenues, earnings and dividends by expanding our services across the Delmarva Peninsula, thereby providing our shareholders with a long-term, satisfactory return on their investment.

To implement our strategy, it is critical that our executives remain focused on:

➢	ensuring superior customer service;
➢	continuously improving our efficiency and performance;
➢	managing risk appropriately;
➢	expanding our franchised service territory and customer base at a consistent and sustainable rate - including by acquisitions - where growth is strong and demand is increasing;
➢	identifying and developing dependable sources of supply;
➢	constructing and maintaining reliable treatment facilities and water delivery and wastewater collection systems;
➢	developing and continuing positive relationships with regulators, municipalities, developers and customers in both existing and prospective service areas; and
➢	developing a skilled and motivated work force that is adaptive to change.

To accomplish our strategy, our compensation program's objectives are to:

➢	provide compensation levels that are competitive with those provided by other companies with which we may compete for executive talent;
➢	motivate and reward contributions and performance aligned with the Company's objectives; and
➢	attract and retain qualified, seasoned executives.

The compensation program rewards overall qualitative contributions and performance of each individual towards the Company's strategy.  In reviewing the Company's overall compensation program in the context of the risks identified in the Company's risk management processes, the Compensation Committee does not believe that the risks the Company faces are correlated with the Company's compensation programs and, therefore, the Compensation Committee does not believe that the program creates a reasonable likelihood of a material adverse effect on the Company.

Elements of Artesian's Compensation Program

The elements of Artesian's compensation program include:

➢	Base Salary
➢	Cash Bonus Award
➢	Equity Compensation as may be awarded under the 2005 Equity Compensation Plan

The Company's executive compensation program does not provide for:

➢	Severance or post-termination agreements
➢	Post-retirement benefits
➢	Defined benefit pension benefits or any supplemental executive retirement plan benefits
➢	Non-qualified deferred compensation
➢	Change-in-Control agreements

Compensation Process

The Compensation Committee relies on various factors, including an executive officer's individual performance and contributions to the Company's strategic objectives, recommendations of the Company's Chief Executive Officer and internal pay equity in determining executive compensation.  The Compensation Committee generally exercises broad discretion in setting the compensation of the Chief Executive Officer and other executives and primarily considers the performance of the management team as a group, the Chief Executive Officer's assessment of other executive's performance and the Chief Executive Officer's compensation recommendations with respect to the other executive officers as part of its process.  The Compensation Committee has not retained or obtained advice from a compensation consultant since an analysis dated April 14, 2008 by Astron Solutions.

Base Salary

Base salaries for Company executives are set at levels considered appropriate to attract and retain seasoned and talented personnel.  The Compensation Committee determines actual base salaries for each executive other than the Chief Executive Officer based upon:

➢	recommendations provided by the Chief Executive Officer;
➢	internal equity with other executives and Company personnel;
➢	individual executive performance; and
➢	individual contributions to the Company's strategic objectives.

The Compensation Committee considers the same factors in determining the base salary of the Chief Executive Officer, without any recommendation by the Chief Executive Officer.  The Chief Executive Officer was not present during deliberations on her compensation.

Recognizing the severe economic disruptions impacting the country, the Compensation Committee made no changes to any executive's base salary in 2009 and 2010.  In December 2010, the Compensation Committee increased executive's base salary by 3% effective January 2011 to recognize the efforts of the executive team to maintain the focus on the Company's strategic objectives during the prolonged period of economic disruption and to sustain the Company's financial performance and in August 2012, the Compensation Committee increased the named executive's base salary by a nominal 2%.

Cash Bonus and Equity Compensation Awards

Annually, the Compensation Committee determines whether any Cash Bonus and/or Equity Compensation Award should be granted to any of the executives.  The Cash Bonus and Equity Compensation Awards are intended to reward executives for their contributions towards meeting the Company's strategic objectives.  Cash Bonus and Equity Compensation Awards are entirely discretionary and are based upon a qualitative assessment conducted by the Compensation Committee in the case of the Chief Executive Officer and by the Compensation Committee and the Chief Executive Officer in the case of other executives. In December 2010, in recognition of both the executive team's and individual contributions towards meeting the Company's strategic objectives during the continued prolonged period of economic disruption and to reward their efforts to sustain the Company's financial performance in the face of the challenging economic conditions, the executive officers were awarded Cash Bonuses.  In 2011, considering the Company's financial performance amid the continued difficult economic environment, no bonus compensation was awarded to the Chief Executive Officer or the other executives.  Recognizing both the executive team's and individual contributions toward improved financial performance and meeting the Company's strategic objectives in 2012, cash bonuses were awarded to the Chief Executive Officer and named executive officers in August 2012.

Equity compensation may be awarded by the Board of Directors under the Company's 2005 Equity Compensation Plan, which provides for the grants of stock options, stock units, stock awards, dividend equivalents and other stock-based awards.  The 2005 Equity Compensation Plan is meant to encourage recipients of such grants to contribute materially to the growth of the Company, for the benefit of the Company's shareholders, and to align the economic interests of the recipients with those of shareholders.  Stock bonuses under the Plan were last granted to executives in 2006.  In addition, as reported in the Outstanding Equity Awards at Year End table, the Company's executives have stock options available for exercise that were granted in prior years.

Generally, each May, the Compensation Committee considers the grant of stock options for directors.  Consistent with the grant made to all directors on May 9, 2012, Dian C. Taylor and Nicholle R. Taylor each received grants of 6,750 shares of Class A Stock at an exercise price equal to the fair market value on the date of grant (last reported sale price on that date), exercisable one year from the date of grant and with terms of ten years from the date of grant.  Dian C. Taylor and Nicholle R. Taylor also each received option grants of 6,750 shares of Class A Non-Voting Stock on May 17, 2011 and on May 18, 2010 under the same terms as the 2012 options.

Other Compensation

Both Dian C. Taylor and Nicholle R. Taylor received compensation for their services as Directors, which compensation was equivalent to that provided to all other directors, for retainers and Board and Committee meeting fees.  See "Director Compensation."

Artesian's executives are eligible to participate in the same employee benefit plans and on the same basis as other Artesian employees, with the exception that executive officers are reimbursed for eligible medical expenses not otherwise covered by the Company's medical insurance plan under the Officer's Medical Reimbursement Plan.  Amounts reimbursed are included in the "All Other Compensation" column in the Summary Compensation Table that follows this discussion.

The Role of Management in the Executive Compensation Process

Our Director of Human Resources typically assists the Compensation Committee by preparing and providing information showing:

➢	current executive compensation levels;
➢	executive compensation recommendations made by the Chief Executive Officer;
➢	salary grade minimum, midpoint and maximums for each executive as last recommended by the Company's compensation consultant retained in 2008;
➢	actual base salary, cash bonus and equity compensation for each of the prior three years for each executive;
➢
copies of the most recent proxies for the investor-owned water companies of Aqua America, Inc., California Water Service Group, Connecticut Water Service, Inc., Middlesex Water Company, and The York Water Company; and

➢	analysis of water industry entities comparing Artesian to those water companies in terms of market capitalization, number of customers, number of employees, total assets and revenues.

Our Chief Executive Officer meets with the Compensation Committee and provides input regarding the contributions of each executive towards the Company's strategic objectives and each executive's overall performance that formed the basis for her recommendations to the Compensation Committee.  The final decisions regarding compensation for each executive are made by the Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K.

The Compensation Committee,

William C. Wyer, Chairman
Kenneth R. Biederman
 John R. Eisenbrey, Jr.

The following table sets forth a summary of the compensation earned by the Chief Executive Officer, Chief Financial Officer and the next three highest paid executive officers whose annual salaries and bonuses exceeded $100,000 for the fiscal year 2012.

Summary Compensation Table for 2012:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)(2),(3),(4)	Total ($)

Dian C. Taylor, Chair, CEO & President	2012	405,006	131,000	N/A	19,710	96,300	652,016
	2011	401,918	1,850	N/A	23,611	107,753	535,132
	2010	390,225	101,600	N/A	25,151	119,325	636,301

David B. Spacht, Chief Financial Officer & Treasurer	2012	245,211	66,800	N/A	N/A	42,356	354,367
	2011	243,339	1,250	N/A	N/A	31,934	276,523
	2010	236,250	46,600	N/A	N/A	32,430	315,280

Joseph A. DiNunzio, Executive Vice President & Secretary	2012	280,552	86,000	N/A	N/A	31,719	398,271
	2011	278,408	500	N/A	N/A	29,842	308,750
	2010	270,300	55,850	N/A	N/A	29,204	355,354

Nicholle R. Taylor, Senior Vice President	2012	202,086	66,000	N/A	19,710	65,707	353,503
	2011	194,667	1,100	N/A	23,611	70,442	289,820
	2010	189,000	45,850	N/A	25,151	63,566	323,567

John M. Thaeder, Senior Vice President of Operations	2012	264,054	66,000	N/A	N/A	15,511	345,565
	2011	262,038	500	N/A	N/A	15,792	278,330
	2010	254,400	45,850	N/A	N/A	15,338	315,588

(1)
On May 9, 2012, May 17, 2011 and May 18, 2010, Dian C. Taylor and Nicholle R. Taylor received option grants of 6,750 shares of Class A Stock at exercise prices equal to fair market value on the date of grant (last reported sale price on the date of grant), exercisable one year from the date of grant and with a term of ten years.  The fair market value, computed in accordance with ASC 718, based upon the assumptions made in the valuation as described in Note 1 of the 2012 Financial Statements, is reflected in the "Option Awards" column in the table above.

(2)
Under the Company's defined contribution 401(k) Plan, the Company contributes two percent of an eligible employee's gross earnings.  The Company also matches fifty percent of the first six percent of the employee's gross earnings that the employee contributes to the 401(k) Plan.  In addition, all employees hired before April 26, 1994 and under the age of sixty at that date are eligible for additional contributions to the 401(k) Plan.  Employees over the age of sixty at that date receive Company paid medical, dental and life insurance benefits upon retirement.  The Company will not provide such benefits to any other current or future employees.  In 2012, Company contributions to the 401(k) Plan under terms available to all other employees based upon their years of service and plan eligibility were made in the amounts of:

Dian C. Taylor	$25,000
David B. Spacht	$27,500
Joseph A. DiNunzio	$27,500
Nicholle R. Taylor	$25,000
John M. Thaeder	$12,500

(3)
Executive officers are reimbursed for eligible medical expenses not otherwise covered by the Company's medical insurance plan under the Officer's Medical Reimbursement Plan.  Amounts reimbursed are included in the "All Other Compensation" column in the table above.  Dian C. Taylor received reimbursements of $5,639 in 2012.

(4)
Also included in the "All Other Compensation" column in the table above are amounts received by Dian C. Taylor as compensation for attendance at meetings of the Board and its committees in 2012 totaling $40,400, golf club dues of $13,271, security provided at her personal residence of $9,440 and personal use of a company-owned vehicle.  Also included in the "All Other Compensation" column in the table above are amounts received by Nicholle R. Taylor as compensation for attendance at meetings of the Board and its committees in 2012 totaling $40,400.

Grants of Plan-Based Awards Table – 2012

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock & Option Awards ($)

Dian C. Taylor	May 9, 2012	N/A	6,750	19.01	19,710
Nicholle R Taylor	May 9, 2012	N/A	6,750	19.01	19,710

Ms. Dian C. Taylor and Nicholle R Taylor were granted option awards on May 9, 2012 as noted in the table above.  The Class A Stock shares available under the grant have an exercise price equal to fair value on the date of grant (last reported sale price on the date of grant) based upon the assumptions made in the valuation as described in Note 1 of the 2012 Financial Statements, become exercisable one year after the date of grant, are for a term of ten years from the date of grant, and automatically terminate upon the first occurrence of:
(i)
The expiration of the 90‑day period after the Grantee ceases to provide service to the Company, if the termination of service is for any reason other than Disability, death or Cause (as defined in the award);

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

Outstanding Equity Awards at Fiscal Year-End Table – 2012

	Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price($)	Option Expiration Date

Dian C. Taylor	5,250	0		13.30	5/21/2013
	6,750	0		16.13	5/26/2014
	11,250	0		19.70	12/20/2015
	6,750	0		21.11	5/12/2016
	6,750	0		19.56	5/16/2017
	6,750	0		18.43	5/14/2018
	6,750	0		15.26	5/19/2019
	6,750	0		18.61	5/18/2020
	6,750	0		19.06	5/17/2021
	6,750	6,750	(1)	19.01	5/09/2022

David B. Spacht	6,750	0		16.13	5/26/2014
	11,250	0		19.70	12/20/2015

Joseph A. DiNunzio	6,750	0		16.13	5/26/2014
	11,250	0		19.70	12/20/2015

Nicholle R. Taylor	6,750	0		16.13	5/26/2014
	11,250	0		19.70	12/20/2015
	6,750	0		18.43	5/14/2018
	6,750	0		15.26	5/19/2019
	6,750	0		18.61	5/18/2020
	6,750	0		19.06	5/17/2021
	6,750	6,750	(1)	19.01	5/09/2022

John M. Thaeder	6,750	0		16.13	5/26/2014
	11,250	0		19.70	12/20/2015

(1)                The options granted on May 9, 2012 for 6,750 shares will vest on May 9, 2013.

Option Exercises and Stock Vested Table – 2012

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Dian C. Taylor	1,500	11,250	N/A	N/A
David B. Spacht	6,750	30,719	N/A	N/A
Joseph A. DiNunzio	6,750	49,886	N/A	N/A
John M. Thaeder	13,500	87,487	N/A	N/A

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of the equity securities of the Company, as of March 4, 2013 for each director, each executive officer named in the Summary Compensation Table, each beneficial owner of more than five percent (5%) of the outstanding shares of any class of the Company's voting securities and all directors and executive officers as a group, based in each case on information furnished to the Company.  Addresses are provided for each beneficial owner of more than five percent (5%) of the Company's voting securities.

	Class A Non-Voting Common Stock(1)		Class B Common Stock(1)
	Shares	Percent(2)	Shares	Percent(2)

Dian C. Taylor (3) 664 Churchmans Road Newark, Delaware 19702	169,625	2.1	159,364	18.1

Kenneth R. Biederman (3)(4)	85,125	1.1	---	---

John R. Eisenbrey, Jr. (3)(5)(6) 15 Albe Drive Newark, Delaware 19702	104,251	1.3	45,707	5.2

Nicholle R. Taylor (3)(7)(8) 20 Brendle Lane Wilmington, Delaware 19807	46,047	*	279,521	31.7

William C. Wyer (3)	72,000	*	---	---

Joseph A. DiNunzio (3)(9)	32,903	*	103	*

David B. Spacht (3)	27,527	*	189	*

John M. Thaeder (3)	50,274	*	1,350	*

Louisa Taylor Welcher 219 Laurel Avenue Newark, DE 19711	64,952	*	135,862	15.4

Directors and Executive Officers as a Group (12 Individuals)(3)	670,066	8.1	486,234	55.2

* less than 1%

(1)
The nature of ownership consists of sole voting and investment power unless otherwise indicated.  The amount also includes all shares issuable to such person or group upon the exercise of options held by such person or group to the extent such options are exercisable within 60 days after March 4, 2013.

(2)
The percentage of the total number of shares of the class outstanding is shown where that percentage is one percent or greater.  Percentages for each person are based on the aggregate number of shares of the applicable class outstanding as of March 4, 2013, and all shares issuable to such person upon the exercise of options held by such person to the extent such options are exercisable within 60 days of that date.

(3)
Includes options to purchase shares of the Company's Class A Stock, as follows: Ms. D. Taylor (63,750 shares); Mr. Biederman (65,250 shares); Mr. Eisenbrey, Jr. (58,500 shares); Ms. N. Taylor (45,000 shares); Mr. Wyer (58,500 shares); Mr. DiNunzio (18,000 shares); Mr. Spacht (18,000 shares); and Mr. Thaeder (18,000 shares).

(4)	16,875 shares were pledged as collateral for Mr. Biederman's margin account.
(5)	89,123 shares were pledged by Mr. Eisenbrey, Jr. as collateral for a loan.
(6)
Includes 780 shares of the Class B Stock owned by a trust, of which Mr. Eisenbrey, Jr. is a trustee and has a beneficial ownership interest, and 1,555 shares of the Class B Stock held in custodial accounts for Mr. Eisenbrey, Jr.'s daughters.

(7)	100,202 shares were pledged by Ms. N. Taylor as collateral for a loan.
(8)	Includes 12 shares of the Class A Stock held in a custodial account for Ms. N. Taylor's daughter.
(9)	Includes 19 shares of the Class A Stock held by Mr. DiNunzio's son.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have three directors who are considered independent under the NASDAQ listing standards:  Kenneth R. Biederman, William C. Wyer, and John R. Eisenbrey, Jr.

Review and Approval of Transactions with Related Persons

As set forth in the Company's Audit Committee Charter, the Audit Committee is responsible for reviewing and, if appropriate, approving all related-party transactions between us and any officer, director, any person known to be the beneficial owner of more than 5% of any class of the Company's voting securities or any other related person that would potentially require disclosure.  We expect that any transactions in which related persons have a direct or indirect interest will be presented to the Audit Committee for review and approval.  While neither the Audit Committee nor the Board have adopted a written policy regarding related-party transactions, the Audit Committee considers such information as it deems important to determine whether the transaction is on reasonable and competitive terms and is fair to the Company.  In addition, the Audit Committee makes inquiries to our management and our auditors when reviewing such transactions.

Related person transactions include any transaction in which (1) the Company is a participant, (2) any related person has a direct or indirect material interest and (3) the amount involved exceeds $120,000, but excludes certain type of transactions where the related person is deemed not to have a material interest.  A related person means: (a) any person who is, or at any time since the beginning of the Company's last fiscal year was, a director, an executive officer or a director nominee; (b) any person known to be the beneficial owner of more than 5% of any class of the Company's voting securities; (c) any immediate family member of a person identified in items (a) or (b) above, meaning such person's spouse, parent, stepparent, child, stepchild, sibling, mother- or father-in-law, son- or daughter-in-law, brother- or sister-in-law or any other individual (other than a tenant or employee) who shares the person's household; or (d) any entity that employs any person identified in (a), (b) or (c) or in which any person identified in (a), (b) or (c) directly or indirectly owns or otherwise has a material interest.

In its review and approval or ratification of related person transactions (including its determination as to whether the related person has a material interest in a transaction), the Audit Committee will consider, among other factors:

➢	the nature of the related person's interest in the transaction;
➢	the material terms of the transaction, including, without limitation, the amount and type of transaction;
➢	the importance of the transaction to the related person;
➢	the importance of the transaction to the Company;
➢	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company; and
➢	any other matters the Audit Committee deems important or appropriate.

The Audit Committee intends to approve only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed to the Company for the fiscal year 2012 and 2011 by the independent registered public accounting firm, BDO USA, LLP:

(In thousands)	2012	2011
Audit Fees	$394	$499
Audit-Related Fees	10	7
Tax Fees	---	---
All Other Fees	---	---

Total Fees	$404	$506

Audit Fees: consist primarily of fees for the audits of our financial statements included in our Annual Report on Form 10-K; the reviews of the financial statements included in our Quarterly Reports on Form 10-Q; and the audits of internal control over financial reporting, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and fees billed for assurance, services related to registration statements and other documents issued in connection with securities and related services that are reasonably related to the performance of the audit or review of the registrant's consolidated financial statements.

Audit-Related Fees: consist of fees for services related to the audit of the Company's 401(k) Plan.  The fees billed to the Company for the 401(k) Plan's audit were $10,000 and $7,000 for 2012 and 2011 respectively.

Tax Fees: consist of fees for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal and state tax compliance, return preparation and tax audits.  The independent registered public accounting firm did not provide any tax services to the Company in 2012 and 2011.

All Other Fees: consist of fees for services other than described above.  The independent registered public accounting firm did not provide any other services to the Company in 2012 and 2011.

Pursuant to policy, the Audit Committee pre-approves audit and tax services for the year as well as non-audit services to be provided by the independent registered public accounting firm.  Any changes in the amounts quoted are also subject to pre-approval by the committee.  Any tax fees paid are pre-approved by the committee.

The Audit Committee of the Company's Board of Directors has considered whether BDO's provision of the services described above for the fiscal year ended December 31, 2012, is compatible with maintaining its independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	The following documents are filed as part of this report:	Page(s)*
(1)	Financial Statements:
	Reports of Independent Registered Public Accountants	56
	Consolidated Balance Sheets at December 31, 2012 and 2011	36
	Consolidated Statements of Operations for the three years ended December 31, 2012	37
	Consolidated Statements of Cash Flows for the three years ended December 31, 2012	38
	Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 2012	39
	Notes to Consolidated Financial Statements	40 - 55

(2)	Exhibits: see the exhibit list below	75 - 77

	* Page number shown refers to page number in this Report on Form 10-K

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2012

EXHIBIT LIST
Exhibit Number	Description

1.1
Underwriting Agreement, dated July 14, 2011, between Artesian Resources Corporation and Robert W. Baird and Co., Inc., as representative of the several underwriters.  Incorporated by reference to Exhibit 1.1 filed with the Company's form 8-K filed on July 15, 2011.

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

4.6
Bond Purchase Agreement, dated December 1, 2008 by and between Artesian Water Company, Inc., subsidiary of the Company, and CoBank, ACB.  Incorporated by reference to Exhibit 4.2 filed with the Company's form 8-K filed on December 4, 2008.

10.1
First Extension of Stock Repurchase Agreement, dated as of August 31, 2012, between Wilmington Savings Fund Society, FSB, and Artesian Resources Corporation.  Incorporated by reference to Exhibit 10.1 filed with the Company's form 8-K filed on August 31, 2012.

10.2
Termination of Asset Purchase Agreements, Franchise and Parent Guaranty, dated as of September 27, 2011, by and among Artesian Resources Corporation, Artesian Wastewater Maryland, Inc. and Cecil County, Maryland.  Incorporated by reference to Exhibit 10.1 filed with the Company's form 8-K filed on September 28, 2011.

10.3
Stock Repurchase Agreement, dated as of August 31, 2011, between Wilmington Savings Fund Society, FSB, and Artesian Resources Corporation.  Incorporated by reference to Exhibit 10.1 filed with the Company's form 8-K filed on September 6, 2011.

10.4
General Obligation Note (New Castle County Water Main Transmission Replacements Projects), Series 2011-SRF, dated as of July 15, 2011, issued by Artesian Water Company, Inc. in favor of Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.2 filed with the Company's form 8-K filed on July 19, 2011.

10.5
Financing Agreement, dated as of July 15, 2011, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.1 filed with the Company's form 8-K filed on July 19, 2011.

10.6
Amendment to Agreement for Purchase of Water Assets of the Town of Port Deposit and for the provision of Potable Water Services, dated November 1, 2010 by and among Artesian Water Maryland, Inc., a Delaware Corporation, Artesian Resources Corporation, a Delaware Corporation and the Mayor and Town Council of Port Deposit, Maryland, a body corporate and politic organized under the laws of the State of Maryland.  Incorporated by reference to Exhibit 10.2 filed with the Company's form 8-K filed on November 4, 2010.

10.7
Conclusion and Termination Agreement, dated August 6, 2010 between Artesian Resources Corporation on behalf of itself and all applicable subsidiaries and Darin A. Lockwood on behalf of himself and all business entities in which he has an interest.  Incorporated by reference to Exhibit 10.1 filed with the Company's form 8-K filed on August 11, 2010.

10.8
Financing Agreement and General Obligation Note dated February 12, 2010 between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund Delaware Department of Health and Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.1 filed with the Company's form 8-K filed on February 17, 2010.

10.9
Revolving Credit Agreement dated January 19, 2010 between Artesian Water Company, Inc. and CoBank, ACB.  Incorporated by reference to Exhibit 10.1 filed with the Company's form 8-K filed on January 25, 2010.

10.10
Demand Line of Credit Agreement dated January 19, 2010 between Artesian Resources Corporation and each of its subsidiaries and Citizens Bank of Pennsylvania.  Incorporated by reference to Exhibit 10.2 filed with the Company's form 8-K filed on January 25, 2010.

10.11
Water Asset Purchase Agreement, dated December 1, 2009 by and among Artesian Water Maryland, Inc., a Delaware Corporation, Artesian Resources Corporation, a Delaware Corporation and the Mayor and Town Council of Port Deposit, Maryland, a body corporate and politic organized under the laws of the State of Maryland.  Incorporated by reference to Exhibit 10.1 filed with the Company's form 8-K filed on December 2, 2009.

10.12
Asset Purchase Agreement between Artesian Water Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to Exhibit 10.1 filed with the Company's form 8-K filed on October 10, 2008.

10.13
Asset Purchase Agreement between Artesian Wastewater Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to Exhibit 10.2 filed with the Company's form 8-K filed on October 10, 2008.

10.14
Asset Purchase Agreement between Artesian Wastewater Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to Exhibit 10.3 filed with the Company's form 8-K filed on October 10, 2008.

10.15
Limited Liability Interest Purchase Agreement between Artesian Water Maryland, Inc., subsidiary of the Company, and Mountain Hill Water Company, LLC, dated May 5, 2008.  Incorporated by reference to Exhibit 10.1 filed with the Company's form 8-K filed on May 9, 2008.

10.16
Wastewater Services Agreement between Artesian Utility Development, Inc., subsidiary of the Company, and Northern Sussex Regional Water Recharge Complex, LLC, dated June 30, 2008.  This exhibit is subject to an order granting confidential treatment issued by the SEC and therefore certain confidential portions have been omitted as indicated by the bracketed language [CONFIDENTIAL PORTION DELETED].  Incorporated by reference to Exhibit 10.1 filed with the Company's form 10-Q for the quarter ended June 30, 2008.

10.17	Artesian Resources Corporation 2005 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. **

10.18
Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan, as amended.  Incorporated by reference to Exhibit 10.4 filed with the Company's Form 10-Q for the quarterly period ended June 30, 2003.**

10.19	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.20	Officer's Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.**

21	Subsidiaries of the Company as of December 31, 2012. *

23.1	Consent of BDO USA, LLP *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements from Artesian Resources Corporation's Annual Report on Form 10-K for the year ended December 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders' Equity and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
ARTESIAN RESOURCES CORPORATION

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 14, 2013	By: /s/ DAVID B. SPACHT
David B. Spacht
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:
/s/ DIAN C. TAYLOR
Dian C. Taylor	President and Chief Executive Officer	March 14, 2013

Principal Financial and Accounting Officer:
/s/ DAVID B. SPACHT
David B. Spacht	Chief Financial Officer and Treasurer	March 14, 2013

Directors:
/s/ DIAN C. TAYLOR
Dian C. Taylor	Director	March 14, 2013

/s/ KENNETH R. BIEDERMAN
Kenneth R. Biederman	Director	March 14, 2013

/s/ WILLIAM C. WYER
William C. Wyer	Director	March 14, 2013

/s/ JOHN R. EISENBREY, JR.
John R. Eisenbrey, Jr.	Director	March 14, 2013

/s/ NICHOLLE R. TAYLOR
Nicholle R. Taylor	Director	March 14, 2013

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2012

EXHIBIT LIST
Exhibit Number	Description

1.1
Underwriting Agreement, dated July 14, 2011, between Artesian Resources Corporation and Robert W. Baird and Co., Inc., as representative of the several underwriters.  Incorporated by reference to Exhibit 1.1 filed with the Company's form 8-K filed on July 15, 2011.

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

4.6
Bond Purchase Agreement, dated December 1, 2008 by and between Artesian Water Company, Inc., subsidiary of the Company, and CoBank, ACB.  Incorporated by reference to Exhibit 4.2 filed with the Company's form 8-K filed on December 4, 2008.

10.1
First Extension of Stock Repurchase Agreement, dated as of August 31, 2012, between Wilmington Savings Fund Society, FSB, and Artesian Resources Corporation.  Incorporated by reference to Exhibit 10.1 filed with the Company's form 8-K filed on August 31, 2012.

10.2
Termination of Asset Purchase Agreements, Franchise and Parent Guaranty, dated as of September 27, 2011, by and among Artesian Resources Corporation, Artesian Wastewater Maryland, Inc. and Cecil County, Maryland.  Incorporated by reference to Exhibit 10.1 filed with the Company's form 8-K filed on September 28, 2011.

10.3
Stock Repurchase Agreement, dated as of August 31, 2011, between Wilmington Savings Fund Society, FSB, and Artesian Resources Corporation.  Incorporated by reference to Exhibit 10.1 filed with the Company's form 8-K filed on September 6, 2011.

10.4
General Obligation Note (New Castle County Water Main Transmission Replacements Projects), Series 2011-SRF, dated as of July 15, 2011, issued by Artesian Water Company, Inc. in favor of Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.2 filed with the Company's form 8-K filed on July 19, 2011.

10.5
Financing Agreement, dated as of July 15, 2011, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.1 filed with the Company's form 8-K filed on July 19, 2011.

10.6
Amendment to Agreement for Purchase of Water Assets of the Town of Port Deposit and for the provision of Potable Water Services, dated November 1, 2010 by and among Artesian Water Maryland, Inc., a Delaware Corporation, Artesian Resources Corporation, a Delaware Corporation and the Mayor and Town Council of Port Deposit, Maryland, a body corporate and politic organized under the laws of the State of Maryland.  Incorporated by reference to Exhibit 10.2 filed with the Company's form 8-K filed on November 4, 2010.

10.7
Conclusion and Termination Agreement, dated August 6, 2010 between Artesian Resources Corporation on behalf of itself and all applicable subsidiaries and Darin A. Lockwood on behalf of himself and all business entities in which he has an interest.  Incorporated by reference to Exhibit 10.1 filed with the Company's form 8-K filed on August 11, 2010.

10.8
Financing Agreement and General Obligation Note dated February 12, 2010 between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund Delaware Department of Health and Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.1 filed with the Company's form 8-K filed on February 17, 2010.

10.9
Revolving Credit Agreement dated January 19, 2010 between Artesian Water Company, Inc. and CoBank, ACB.  Incorporated by reference to Exhibit 10.1 filed with the Company's form 8-K filed on January 25, 2010.

10.10
Demand Line of Credit Agreement dated January 19, 2010 between Artesian Resources Corporation and each of its subsidiaries and Citizens Bank of Pennsylvania.  Incorporated by reference to Exhibit 10.2 filed with the Company's form 8-K filed on January 25, 2010.

10.11
Water Asset Purchase Agreement, dated December 1, 2009 by and among Artesian Water Maryland, Inc., a Delaware Corporation, Artesian Resources Corporation, a Delaware Corporation and the Mayor and Town Council of Port Deposit, Maryland, a body corporate and politic organized under the laws of the State of Maryland.  Incorporated by reference to Exhibit 10.1 filed with the Company's form 8-K filed on December 2, 2009.

10.12
Asset Purchase Agreement between Artesian Water Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to Exhibit 10.1 filed with the Company's form 8-K filed on October 10, 2008.

10.13
Asset Purchase Agreement between Artesian Wastewater Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to Exhibit 10.2 filed with the Company's form 8-K filed on October 10, 2008.

10.14
Asset Purchase Agreement between Artesian Wastewater Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to Exhibit 10.3 filed with the Company's form 8-K filed on October 10, 2008.

10.15
Limited Liability Interest Purchase Agreement between Artesian Water Maryland, Inc., subsidiary of the Company, and Mountain Hill Water Company, LLC, dated May 5, 2008.  Incorporated by reference to Exhibit 10.1 filed with the Company's form 8-K filed on May 9, 2008.

10.16
Wastewater Services Agreement between Artesian Utility Development, Inc., subsidiary of the Company, and Northern Sussex Regional Water Recharge Complex, LLC, dated June 30, 2008.  This exhibit is subject to an order granting confidential treatment issued by the SEC and therefore certain confidential portions have been omitted as indicated by the bracketed language [CONFIDENTIAL PORTION DELETED].  Incorporated by reference to Exhibit 10.1 filed with the Company's form 10-Q for the quarter ended June 30, 2008.

10.17	Artesian Resources Corporation 2005 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. **

10.18
Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan, as amended.  Incorporated by reference to Exhibit 10.4 filed with the Company's Form 10-Q for the quarterly period ended June 30, 2003.**

10.19	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.20	Officer's Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.**

21	Subsidiaries of the Company as of December 31, 2012. *

23.1	Consent of BDO USA, LLP *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements from Artesian Resources Corporation's Annual Report on Form 10-K for the year ended December 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders' Equity and (v) the Notes to the Consolidated Financial Statements.