Form 10-Q
period 2013-03-31
ARTESIAN RESOURCES CORP
filed 2013-05-08
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 3, 2013, 7,860,973 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10‑Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)
ASSETS	March 31, 2013	December 31, 2012
Utility plant, at original cost less accumulated depreciation	$368,340	$366,563
Current assets
Cash and cash equivalents	321	617
Accounts receivable (less allowance for doubtful accounts 2013 - $225; 2012-$241)	5,852	5,728
Unbilled operating revenues	3,198	2,997
Materials and supplies	1,504	1,353
Prepaid property taxes	701	1,328
Prepaid expenses and other	1,452	1,457
Total current assets	13,028	13,480
Other assets
Non‑utility property (less accumulated depreciation 2013-$328; 2012-$309)	4,142	4,082
Other deferred assets	5,315	5,196
Total other assets	9,457	9,278
Regulatory assets, net	2,321	2,393
	$393,146	$391,714

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$8,741	$8,710
Preferred stock	---	---
Additional paid-in capital	88,979	88,399
Retained earnings	20,945	21,071
Total stockholders' equity	118,665	118,180
Long-term debt, net of current portion	106,022	106,257
	224,687	224,437
Current liabilities
Lines of credit	10,087	10,717
Overdraft payable	491	750
Current portion of long-term debt	1,120	1,111
Accounts payable	4,199	3,499
Accrued expenses	3,753	3,430
Deferred income taxes	552	837
Accrued interest	1,262	1,138
Customer deposits	858	894
Other	2,160	2,563
Total current liabilities	24,482	24,939

Commitments and contingencies	---	---

Deferred credits and other liabilities
Net advances for construction	12,732	13,023
Postretirement benefit obligation	374	374
Deferred investment tax credits	617	622
Utility plant retirement cost obligation	1,098	1,092
Deferred income taxes	46,472	45,879
Total deferred credits and other liabilities	61,293	60,990

Net contributions in aid of construction	82,684	81,348
	$393,146	$391,714

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months
	Ended March 31,
	2013	2012
Operating revenues
Water sales	$14,567	$15,044
Other utility operating revenue	786	735
Non-utility operating revenue	974	919
	16,327	16,698

Operating expenses
Utility operating expenses	8,831	7,929
Non-utility operating expenses	539	498
Depreciation and amortization	2,041	1,960
State and federal income taxes	1,111	1,688
Property and other taxes	1,067	1,033
	13,589	13,108

Operating income	2,738	3,590

Other income, net
Allowance for funds used during construction (AFUDC)	67	34
Miscellaneous	582	653

Income before interest charges	3,387	4,277

Interest charges	1,747	1,772

Net income applicable to common stock	$1,640	$2,505

Income per common share:
Basic	$0.19	$0.29
Diluted	$0.19	$0.29

Weighted average common shares outstanding:
Basic	8,725	8,626
Diluted	8,794	8,663

Cash dividends per share of common stock	$0.2027	$0.1930

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	For the Three Months
	Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,640		$2,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,041		1,960
Deferred income taxes, net	303		750
Stock compensation	24		29
AFUDC, equity portion	(44)		(22)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(124)		1,861
Unbilled operating revenues	(201)		(474)
Materials and supplies	(151)		49
Prepaid property taxes	627		642
Prepaid expenses and other	5		237
Other deferred assets	(149)		(240)
Regulatory assets	72		67
Accounts payable	700		(120)
Accrued expenses	323		360
Accrued interest	124		180
Customer deposits and other, net	(439)		(202)
Postretirement benefit obligation	---		---
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,751		7,582

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(4,087)		(3,597)
Proceeds from sale of assets	6		11
NET CASH USED IN INVESTING ACTIVITIES	(4,081)		(3,586)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under lines of credit agreements	(630)		(2,662)
(Decrease) increase in overdraft payable	(259)		154
Net advances and contributions in aid of construction	1,318		72
Change in deferred debt issuance costs	11		29
Net proceeds from issuance of common stock	587		506
Dividends paid	(1,766)		(1,663)
Issuance of long-term debt	855		---
Principal repayments of long-term debt	(1,082)		(290)
NET CASH USED IN FINANCING ACTIVITIES	(966)		(3,854)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(296)		142

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	617		311

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$321		$453

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions	$110		$12
Interest paid	$1,623		$1,592
Income taxes paid	$914	$	---

See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – GENERAL

Artesian Resources Corporation, or Artesian Resources, includes income from the earnings of our eight wholly owned subsidiaries and the income derived from our Service Line Protection Plans described below.  The terms "we", "our", "Artesian" and the "Company" as used herein refer to Artesian Resources and its subsidiaries.

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

Artesian Wastewater Management, Inc., or Artesian Wastewater, is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company.  As of March 31, 2013, Artesian Wastewater owned and operated four wastewater treatment facilities, which are capable of treating approximately 730,000 gallons per day and can be expanded to treat approximately 1.6 million gallons per day, or mgd.

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

Artesian Wastewater Maryland, Inc., or Artesian Wastewater Maryland, is a regulated wastewater entity in the State of Maryland and was incorporated on June 3, 2008.  Artesian Wastewater Maryland is able to provide public wastewater services to customers in the State of Maryland.

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

Artesian Utility operates the WSLP Plan and the SSLP Plan.  Artesian Resources initiated the WSLP Plan in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines.  The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources.  As of March 31, 2013, approximately 17,800, or 25.7%, of our eligible water customers signed up for the WSLP Plan, approximately 10,600, or 15.3%, of our eligible customers signed up for the SSLP Plan and approximately 1,000 non-customer participants signed up for either the WSLP Plan or SSLP Plan.

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

Artesian Consulting Engineers no longer offers development and architectural services to outside third parties.  However, Artesian Consulting Engineers continues to work with existing clients on outstanding projects for engineering services until those projects are complete.  Artesian will continue to provide design and engineering contract services through our Artesian Utility subsidiary.

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation

The unaudited condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company's annual report on Form 10-K.  Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company's annual report on Form 10-K for fiscal year 2012 as filed with the Securities and Exchange Commission on March 14, 2013.

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly-owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's balance sheet position as of March 31, 2013, the results of operations for the three month periods ended March 31, 2013 and 2012 and cash flows for the three month periods ended March 31, 2013 and 2012.

The results of operations for the interim periods presented are not necessarily indicative of the results for the full year or for future periods.

NOTE 3 – STOCK COMPENSATION PLANS

On May 25, 2005, the Company's stockholders approved a new Equity Compensation Plan, which authorizes up to 500,000 shares of Class A Non-Voting Common Stock, or Class A Stock, for issuance, referred to as the 2005 Equity Compensation Plan, or the Plan.  Since May 25, 2005, no additional grants have been made under the Company's other stock-based compensation plans that were previously available.  The Company accounts for stock options issued after January 1, 2006 under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC Topic, 718.  For the three months ended March 31, 2013, compensation expense of approximately $24,000 was recorded for stock options granted in May 2012.  Approximately $29,000 in compensation expense was recorded during the three months ended March 31, 2012 for stock options granted in May 2011.  Costs were determined based on the fair value at the grant dates and those costs are being charged to income over the service period associated with the grants.

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

The expected dividend yield was based on a 12-month rolling average of the Company's dividend yield.  The expected volatility is the standard deviation of the change in the natural logarithm of the stock price (expressed as an annual rate) for the expected term shown above.  The expected term was based on historic exercise patterns for similar grants.  The risk-free interest rate is the 10-year Treasury Constant Maturity rate as of the date of the grants.

The following summary reflects changes in the shares of Class A Stock underlying options:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)
Plan options
Outstanding at January 1, 2013	421,500	$18.30
Granted	---
Exercised	(18,958)	14.76
Expired	---
Outstanding at March 31, 2013	402,542	$18.47	4.41	$1,612

Options exercisable at March 31, 2013	368,792	$18.42	3.98	$1,495

The total intrinsic value of options exercised during the three months ended March 31, 2013 was approximately $135,000.

The following summary reflects changes in the non-vested shares of Class A Stock underlying options:

Non-vested Shares	Option Shares	Weighted Average Grant – Date Fair Value Per Option
Non-vested at January 1, 2013	33,750	$2.92
Granted	---	---
Vested	---	---
Canceled	---	----
Non-vested at March 31, 2013	33,750	$2.92

As of March 31, 2013, there was $10,000 of total unrecognized expense related to non-vested option shares granted under the Plan.  The cost will be recognized over the remaining 0.10 years vesting period of the unvested options.

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

Regulatory assets, net of amortization, comprise:

	(in thousands)
	March 31, 2013	December 31, 2012

Postretirement benefit obligation	$497	$497
Deferred income taxes	487	491
Goodwill	338	340
Deferred acquisition and franchise costs	820	824
Expense of rate and regulatory proceedings	179	241
	$2,321	$2,393

Artesian Water contributed $31,000 to its postretirement benefit plan in the first three months of 2013.  These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

NOTE 5 ‑ NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.  The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months
	Ended March 31,
	2013	2012
	(in thousands)

Weighted average common shares outstanding during the period for Basic computation	8,725	8,626
Dilutive effect of employee stock options	69	37

Weighted average common shares outstanding during the period for Diluted computation	8,794	8,663

For the three months ended March 31, 2013, no shares of common stock were excluded from the calculations of diluted net income per share.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Stock.  As of March 31, 2013, 7,859,027 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  As of March 31, 2012, 7,760,243 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  The par value for both classes is $1.00 per share.  For the three months ended March 31, 2013 and March 31, 2012, the Company issued 30,191 and 30,737 shares of Class A Stock, respectively.

Equity per common share was $13.60 and $13.64 at March 31, 2013 and December 31, 2012, respectively.  These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on March 31, 2013 and December 31, 2012, respectively.

NOTE 6 ‑ REGULATORY PROCEEDINGS

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

On January 18, 2013, Artesian Wastewater filed an application with the DEPSC to revise its rates and charges for wastewater services concerning territories located in Kent and Sussex County, Delaware.  Artesian Wastewater requested authorization to implement proposed rates for wastewater services to meet a requested increase in revenue of approximately $343,000, or 34.8%, on an annualized basis.  The new rates are designed to support Artesian Wastewater's ongoing capital improvement program and to cover increased costs of operations.

Service Territory Expansion Proceedings

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

Other Proceedings

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC.  This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility's overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period.  In May 2012, Artesian Water filed an application with the DEPSC for approval to collect a 0.14% increase in the DSIC rate effective July 1, 2012.  This increase was based on approximately $486,000 in eligible plant improvements since the last rate increase.  On June 19, 2012, the DEPSC approved the DSIC effective July 1, 2012, subject to audit at a later date.  In November 2012, Artesian Water filed an application with the DEPSC for approval to collect a 1.45% increase in the DSIC rate effective January 1, 2013.  This increase was based on approximately $5.6 million in eligible plant improvements since the last rate increase.  On December 14, 2012, the DEPSC approved the DSIC effective January 1, 2013, subject to audit at a later date.  For the three months ended March 31, 2013, we earned approximately $258,000 in DSIC revenue.  We did not have any DSIC rates in effect during the three months ended March 31, 2012.

NOTE 7 – INCOME TAXES

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  As a result of our review of our tax positions, we determined that we had no material uncertain tax positions.  The Company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.  There were no such interest and penalty charges for the three months ended March 31, 2013 or March 31, 2012.  The Company remains subject to examination by federal and state authorities for tax years 2009 through 2012.

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

Long-term Financial Liabilities

All of Artesian Resources' outstanding long-term debt as of March 31, 2013 and December 31, 2012 was fixed-rate.  The fair value of the Company's long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt are shown below:

In thousands
	March 31, 2013	December 31, 2012
Carrying amount	$107,142	$107,368
Estimated fair value	133,536	133,818

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

NOTE 9 ‑ IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In January 2013, the FASB issued guidance to clarify that ordinary trade receivables and receivables are not in the scope of FASB ASC Topic 210, relating to disclosures about offsetting assets and liabilities.  FASB ASC Topic 210 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in ASC Topic 210 or subject to a master netting arrangement or similar agreement.  The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard's broad definition of financial instruments.  After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users.  This guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the required disclosures retrospectively for all comparative periods presented.  There was not a material impact on the Company's financial statements due to the adoption of this guidance.

In February 2013, the FASB issued amended guidance to improve the transparency of reporting other comprehensive income reclassifications.  This guidance is effective for reporting periods beginning after December 15, 2012.  Early adoption is permitted.  The Company currently does not have other comprehensive income.

In February 2013, the FASB issued updated guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP.  The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.  This guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.  The amendments in this guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The amendments in this guidance should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the guidance's scope that exist at the beginning of an entity's fiscal year of adoption.  The Company does not expect a material impact on the Company's financial statements due to the adoption of this guidance.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2013

OVERVIEW

Our profitability is primarily attributable to the sale of water by Artesian Water.  Gross water sales in Artesian Water comprise 87.9% of total operating revenues.  Our profitability is also attributed to the various contract operations, water and sewer Service Line Protection Plans and other services we provide.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives.  Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

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

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases in our operating revenue.  The Town of Middletown, which is one of our municipal customers and is located in southern New Castle County, Delaware, has nearly doubled in population since 2001, and population growth in this area is expected to continue for some time as a result of ongoing and future residential construction.  As population growth continues in Middletown and other areas in Delaware, we believe that the demand for water will increase, thereby contributing to an increase in our operating revenues.  As of March 31, 2013, we had approximately 79,000 metered water customers in Delaware, an increase of approximately 400 compared to March 31, 2012.  The number of metered water customers in Maryland increased by approximately 200 compared to 2012 following the purchase of the CECO Utilities assets.  The number of metered water customers in Pennsylvania remained consistent with 2012.  For the three months ended March 31, 2013, approximately 1.7 billion gallons of water were distributed in our Delaware systems and approximately 68.7 million gallons of water were distributed in our Maryland systems.

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

Artesian Utility operates the WSLP Plan and the SSLP Plan.  Artesian Resources initiated the WSLP Plan in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines.  The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources.  As of March 31, 2013, approximately 17,800, or 25.7%, of our eligible water customers signed up for the WSLP Plan, approximately 10,600, or 15.3%, of our eligible customers signed up for the SSLP Plan and approximately 1,000 non-customer participants signed up for either the WSLP Plan or SSLP Plan.

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

Artesian Consulting Engineers no longer offers development and architectural services to outside third parties.  However, Artesian Consulting Engineers continues to work with existing clients on outstanding projects for engineering services until those projects are complete.  Artesian will continue to provide design and engineering contract services through our Artesian Utility subsidiary.

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

In our non-regulated division, we are actively pursuing opportunities to expand our contract operations.  Through Artesian Utility, we will seek to expand our contract design, engineering and construction services of water and wastewater facilities for developers, municipalities and other utilities.  Artesian Development owns two nine-acre parcels of land, located in Sussex County, Delaware, which will allow for construction of a water treatment facility and wastewater treatment facility.

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

On January 18, 2013, Artesian Wastewater filed an application with the DEPSC to revise its rates and charges for wastewater services concerning territories located in Kent and Sussex County, Delaware.  Artesian Wastewater requested authorization to implement proposed rates for wastewater services to meet a requested increase in revenue of approximately $343,000, or 34.8%, on an annualized basis.  The new rates are designed to support Artesian Wastewater's ongoing capital improvement program and to cover increased costs of operations.  If approved, these changes will result in an approximately 30.1% increase for the average residential customer.

We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability.  The cumulative effect of inflation results in significantly higher facility costs compared to investments made 20 to 40 years ago, which must be recovered from future cash flows.

Results of Operations – Analysis of the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Operating Revenues

Revenues totaled $16.3 million for the three months ended March 31, 2013, $0.4 million, or 2.2%, below revenues for the three months ended March 31, 2012 of $16.7 million.  Water sales revenues decreased $0.5 million, or 3.2%, for the three months ended March 31, 2013 from the corresponding period in 2012, primarily due to a decrease in overall water consumption.  Partially offsetting the decrease in water sales revenues is an increase in the Distribution System Improvement Charge, or DSIC, revenue of approximately $0.3 million for the three months ended March 31, 2013 compared to the same period in 2012.  We realized 89.2% of our total operating revenue for the three months ended March 31, 2013 from the sale of water as compared to 90.1% for the three months ended March 31, 2012.

Other utility operating revenue increased approximately $51,000, or 6.9%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  The increase is primarily due to an increase in wastewater revenue.

Non-utility operating revenue increased approximately $55,000, or 6.0%, for the three months ended March 31, 2013 compared to same period in 2012.  The increase is primarily due to an approximately $76,000 increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue.  The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service or clogged sewer lines up to an annual limit.  The increase in non-utility operating revenue is partially offset by an approximately $32,000 decrease in Artesian Utility revenue, related to a decrease in contract services performed for municipalities in Maryland.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $1.0 million, or 10.3%, for the three months ended March 31, 2013, compared to the same period in 2012.  The components of the change in operating expenses include an increase in utility operating expenses of $0.9 million and an increase in non-utility operating expenses of $41,000.

The increase in utility operating expenses of $0.9 million, or 11.4%, for the three months ended March 31, 2013 over the same period in 2012, was primarily due to increased legal costs associated with the litigation against Chester Water Authority in regard to the proper determination of the rate charged for water purchased under contract from the Chester Water Authority and increased wages and medical benefit premiums.

Non-utility expenses increased $41,000, or 8.2%, primarily the result of increased project activity in Artesian Utility as compared to the same period in 2012.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 63.9% for the three months ended March 31, 2013, compared to 56.7% for the three months ended March 31, 2012.

Depreciation and amortization expense increased $81,000, or 4.1%, primarily due to continued investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense decreased $0.6 million, primarily due to lower pre-tax income for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

Net Income

Our net income applicable to common stock decreased $0.9 million for the three months ended March 31, 2013, compared to the same period a year ago.  This decrease in net income was due to lower operating income margins in our water utility business, primarily the result of increased legal costs and decreased water sales revenue.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the three months ended March 31, 2013 were $4.8 million provided by cash flow from operating activities, $1.3 million in net contributions and advances from developers and $0.6 million in net proceeds from the issuance of common stock.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

Investment in Plant and Systems

The primary focus of Artesian Water's investment was to continue to provide high quality reliable service to our growing service territory.  We invested $4.1 million in capital expenditures during the first three months of 2013 compared to $3.6 million invested during the same period in 2012.  During the first three months of 2013, we invested $0.3 million to enhance or improve existing treatment facilities and for the rehabilitation of pumping equipment to better serve our customers.  We invested $0.2 million to upgrade and automate our meter reading equipment.  We invested approximately $0.5 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities.  We invested approximately $1.0 million in mandatory utility plant expenditures due to governmental highway projects which require the relocation of water service mains in addition to facility improvements and upgrades.  Developers financed $0.6 million for the installation of water mains and hydrants for the first three months of 2013 compared to $0.4 million for the first three months of 2012.  We invested $0.2 million for equipment purchases, computer hardware and software upgrades and furniture and equipment related to renovations made to our main office building located in New Castle County.  We also invested $0.9 million to upgrade our customer service software.  An additional $0.4 million was invested in wastewater projects in Delaware.

Lines of Credit

At March 31, 2013, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of March 31, 2013, there was $33.9 million of available funds under this line of credit.  The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 30, 2013 or any date on which Citizens demands payment.

At March 31, 2013, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of March 31, 2013, there was $16.0 million of available funds under this line of credit.  The interest rate for borrowings under this line is LIBOR plus 1.50%.  The term of this line of credit expires on January 14, 2014.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$10,087	$	-----	$	-----	$	-----

Long-Term Debt

Artesian Water's trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66⅔% of total capitalization.  Our debt to total capitalization, including the short-term portion thereof, was 47.5% at March 31, 2013.  In addition, our revolving line of credit with CoBank contains customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets, change our business or incur additional indebtedness.  In addition, this line of credit requires us to abide by certain financial covenants and ratios.  As of March 31, 2013, we were in compliance with these covenants.

We expect to fund our activities for the next 12 months using our available cash balances and bank credit lines, plus projected cash generated from operations.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First Mortgage Bonds (Principal and Interest)	$6,985	$13,847	$13,694	$140,900	$175,426
State revolving fund loans (Principal and Interest)	867	1,838	1,838	7,458	12,001
Operating leases	46	102	107	1,645	1,900
Unconditional purchase obligations	3,780	7,571	7,561	14,200	33,112
Tank painting contractual obligation	234	---	---	---	234
Total contractual cash obligations	$11,912	$23,358	$23,200	$164,203	$222,673

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

On July 15, 2011, Artesian Water entered into a Financing Agreement, or Financing Agreement, with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of Delaware, or the Department.  The Company has been given a loan of approximately $3.6 million, or the Loan, from the Delaware Safe Drinking Water Revolving Fund to finance all or a portion of the cost to replace specific water transmission mains in service areas located in New Castle County, Delaware (collectively, the "Project").  In accordance with the Financing Agreement, the Company will from time to time request funds under the Loan as it incurs costs in connection with the Project.  The Company shall pay to the Department, on the principal amount drawn down and outstanding from the date drawn, interest at a rate of 1.7% per annum and an administrative fee at the rate of 1.7% per annum.  As of March 31, 2013, approximately $1.6 million was borrowed under this Loan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including any arrangements with any structured finance, special purpose or variable interest entities.

Critical Accounting Assumptions, Estimates and Policies; Recent Accounting Standards

This discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2012 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2012.  The preparation of those financial statements required management to make assumptions and estimates that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods.  Actual amounts or results could differ from those based on such assumptions and estimates.

Our critical accounting policies are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2012.  There have been no changes in our critical accounting policies.  Our significant accounting policies are described in our notes to the 2012 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012.

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2012 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012 and also in the notes to our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first three months of 2013 that had a material impact on our financial condition, liquidity or results of operations.

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

ITEM 3 ‑ QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2043, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt's maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at March 31, 2013 were approximately $10.1 million.  An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing a two year supply contract, at a fixed price.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.  There have been no material changes to the risk factors described in such Annual Report on Form 10-K.

ITEM 4 – MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is not applicable to our Company.

ITEM 6 ‑ EXHIBITS

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
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: May 8, 2013	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: May 8, 2013	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial and Accounting Officer)