Form 10-Q
period 2013-06-30
ARTESIAN RESOURCES CORP
filed 2013-08-08
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 5, 2013, 7,901,675 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10‑Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)
ASSETS	June 30, 2013	December 31, 2012
Utility plant, at original cost less accumulated depreciation	$370,639	$366,563
Current assets
Cash and cash equivalents	501	617
Accounts receivable (less allowance for doubtful accounts 2013 - $237; 2012-$241)	5,519	5,728
Unbilled operating revenues	3,593	2,997
Materials and supplies	1,472	1,353
Prepaid property taxes	2	1,328
Prepaid expenses and other	1,194	1,457
Total current assets	12,281	13,480
Other assets
Non‑utility property (less accumulated depreciation 2013-$348; 2012-$309)	4,134	4,082
Other deferred assets	5,249	5,196
Total other assets	9,383	9,278
Regulatory assets, net	2,359	2,393
	$394,662	$391,714

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$8,782	$8,710
Preferred stock	---	---
Additional paid-in capital	89,805	88,399
Retained earnings	21,657	21,071
Total stockholders' equity	120,244	118,180
Long-term debt, net of current portion	106,079	106,257
	226,323	224,437
Current liabilities
Lines of credit	8,700	10,717
Overdraft payable	878	750
Current portion of long-term debt	1,121	1,111
Accounts payable	1,942	3,499
Accrued expenses	4,077	3,430
Deferred income taxes	258	837
Accrued interest	1,135	1,138
Customer deposits	828	894
Other	2,828	2,563
Total current liabilities	21,767	24,939

Commitments and contingencies	---	---

Deferred credits and other liabilities
Net advances for construction	12,539	13,023
Postretirement benefit obligation	374	374
Deferred investment tax credits	612	622
Utility plant retirement cost obligation	1,073	1,092
Deferred income taxes	47,352	45,879
Total deferred credits and other liabilities	61,950	60,990

Net contributions in aid of construction	84,622	81,348
	$394,662	$391,714

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Operating revenues
Water sales	$16,118	$16,201	$30,686	$31,244
Other utility operating revenue	703	711	1,489	1,447
Non-utility operating revenue	959	1,000	1,933	1,919
	17,780	17,912	34,108	34,610

Operating expenses
Utility operating expenses	8,370	8,308	17,201	16,237
Non-utility operating expenses	548	550	1,087	1,048
Depreciation and amortization	2,058	1,964	4,099	3,924
State and federal income taxes	1,689	1,839	2,801	3,530
Property and other taxes	970	957	2,037	1,990
	13,635	13,618	27,225	26,729

Operating income	4,145	4,294	6,883	7,881

Other income, net
Allowance for funds used during construction (AFUDC)	78	85	145	119
Miscellaneous	51	131	632	784

Income before interest charges	4,274	4,510	7,660	8,784

Interest charges	1,762	1,762	3,509	3,534

Net income applicable to common stock	$2,512	$2,748	$4,151	$5,250

Income per common share:
Basic	$0.29	$0.32	$0.47	$0.61
Diluted	$0.28	$0.32	$0.47	$0.61

Weighted average common shares outstanding:
Basic	8,761	8,651	8,743	8,638
Diluted	8,829	8,686	8,814	8,674

Cash dividends per share of common stock	$0.2057	$0.1978	$0.4084	$0.3908

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	For the Six Months
	Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,151	$5,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,099	3,924
Deferred income taxes, net	884	1,641
Stock compensation	55	58
AFUDC, equity portion	(94)	(76)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	209	305
Unbilled operating revenues	(596)	768
Materials and supplies	(119)	52
Prepaid property taxes	1,326	1,291
Prepaid expenses and other	263	(20)
Other deferred assets	(153)	(246)
Regulatory assets	34	132
Accounts payable	(1,557)	161
Accrued expenses	647	223
Accrued interest	(3)	43
Customer deposits and other, net	199	350
Postretirement benefit obligation	---	---
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,345	13,856

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(8,541)	(9,962)
Proceeds from sale of assets	12	14
NET CASH USED IN INVESTING ACTIVITIES	(8,529)	(9,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under lines of credit agreements	(2,017)	(2,986)
Increase in overdraft payable	128	969
Net advances and contributions in aid of construction	3,207	1,167
Change in deferred debt issuance costs	60	48
Net proceeds from issuance of common stock	1,423	832
Dividends paid	(3,565)	(3,370)
Issuance of long-term debt	385	---
Principal repayments of long-term debt	(553)	(488)
NET CASH USED IN FINANCING ACTIVITIES	(932)	(3,828)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(116)	80

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	617	311

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$501	$391

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions	$358	$395
Interest paid	$3,512	$3,491
Income taxes paid	$1,069	$335

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

Artesian Wastewater Management, Inc., or Artesian Wastewater, is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company.  As of June 30, 2013, Artesian Wastewater owned and operated four wastewater treatment facilities, which are capable of treating approximately 730,000 gallons per day and can be expanded to treat approximately 1.6 million gallons per day, or mgd.

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

Artesian Utility was formed in 1996.  It designs and builds water and wastewater infrastructure and provides contract water and wastewater services on the Delmarva Peninsula.  Artesian Utility also evaluates land parcels, provides recommendations to developers on the size of water or wastewater facilities and the type of technology that should be used for treatment at such facilities, and operates water and wastewater facilities in Delaware for municipal and governmental organizations.  Artesian Utility also contracts with developers for design and construction of wastewater facilities within the Delmarva Peninsula, using a number of different technologies for treatment of wastewater at each facility.  In addition, as further discussed below, effective April 2012, Artesian Utility operates the Water Service Line Protection Plan, or WSLP Plan, and the Sewer Service Line Protection Plan, or SSLP Plan.

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

Artesian Utility operates the WSLP Plan and the SSLP Plan.  Artesian Resources initiated the WSLP Plan in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines.  The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources.  As of June 30, 2013, approximately 18,000, or 26.1%, of our eligible water customers signed up for the WSLP Plan, approximately 11,800, or 17.0%, of our eligible customers signed up for the SSLP Plan and approximately 1,000 non-customer participants signed up for either the WSLP Plan or SSLP Plan.

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

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly-owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's balance sheet position as of June 30, 2013, the results of operations for the three and six month periods ended June 30, 2013 and 2012 and the cash flows for the six month periods ended June 30, 2013 and 2012.

The results of operations for the interim periods presented are not necessarily indicative of the results for the full year or for future periods.

NOTE 3 – STOCK COMPENSATION PLANS

On May 25, 2005, the Company's stockholders approved a new Equity Compensation Plan, which authorizes up to 500,000 shares of Class A Non-Voting Common Stock, or Class A Stock, for issuance, referred to as the 2005 Equity Compensation Plan, or the Plan.  Since May 25, 2005, no additional grants have been made under the Company's other stock-based compensation plans that were previously available.  The Company accounts for stock options issued after January 1, 2006 under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC Topic, 718.  For the three and six months ended June 30, 2013, compensation expense of approximately $30,000 and $55,000 was recorded for stock options granted in May 2013 and May 2012.  Approximately $29,000 and $58,000 in compensation expense was recorded during the three and six months ended June 30, 2012 for stock options granted in May 2012 and May 2011.  Costs were determined based on the fair value at the grant dates and those costs are being charged to income over the service period associated with the grants.

There was no stock compensation cost capitalized as part of an asset.

The fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants issued in 2013 and 2012.  All options were granted at market value with a 10-year option term with a vesting period of one year from the date of grant.

	2013	2012
Expected Dividend Yield	3.63%	4.18%
Expected Stock Price Volatility	26.16%	25.13%
Weighted Average Risk-Free Interest Rate	1.68%	1.87%
Weighted Average Expected Life of Options (in years)	9.41	9.47

The expected dividend yield was based on a 12-month rolling average of the Company's dividend yield.  The expected volatility is the standard deviation of the change in the natural logarithm of the stock price (expressed as an annual rate) for the expected term shown above.  The expected term was based on historic exercise patterns for similar grants.  The risk-free interest rate is calculated from the Treasury Constant Maturity rates as of the date of the grants.

The following summary reflects changes in the shares of Class A Stock underlying options:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)
Plan options
Outstanding at January 1, 2013	421,500	$18.30	3.37	1,741
Granted	33,750	22.66
Exercised	(43,500)	16.08		254
Expired	---
Outstanding at June 30, 2013	411,750	$18.89	4.79	$1,408

Options exercisable at June 30, 2013	378,000	$18.56	4.34	$1,408

The total intrinsic value of options exercised during the six months ended June 30, 2013 was approximately $254,000.

The following summary reflects changes in the non-vested shares of Class A Stock underlying options:

Non-vested Shares	Option Shares	Weighted Average Grant – Date Fair Value Per Option
Non-vested at January 1, 2013	33,750	$2.92
Granted	33,750	4.04
Vested	(33,750)	2.92
Canceled	---	----
Non-vested at June 30, 2013	33,750	$4.04

As of June 30, 2013, there was $116,000 of total unrecognized expense related to non-vested option shares granted under the Plan.  The cost will be recognized over the remaining 0.85 years vesting period of the unvested options.

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

Regulatory assets, net of amortization, comprise:
	(in thousands)
	June 30, 2013	December 31, 2012

Postretirement benefit obligation	$497	$497
Deferred income taxes	484	491
Goodwill	337	340
Deferred acquisition and franchise costs	810	824
Expense of rate and regulatory proceedings	231	241
	$2,359	$2,393

Artesian Water contributed $62,000 to its postretirement benefit plan in the first six months of 2013.  These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

NOTE 5 ‑ NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.  The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Weighted average common shares outstanding during the period for Basic computation	8,761	8,651	8,743	8,638
Dilutive effect of employee stock options	68	35	71	36

Weighted average common shares outstanding during the period for Diluted computation	8,829	8,686	8,814	8,674

For the three and six months ended June 30, 2013, employee stock options to purchase 20,000 and 10,000 shares of common stock were excluded from the calculations of diluted net income per share, respectively, as the calculated  proceeds from the options' exercise were greater than the average market price of the Company's common stock during this period.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Stock.  As of June 30, 2013, 7,900,190 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  As of June 30, 2012, 7,778,057 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  The par value for both classes is $1.00 per share.  For the three months ended June 30, 2013 and June 30, 2012, the Company issued 41,163 and 17,814 shares of Class A Stock, respectively.  For the six months ended June 30, 2013 and June 30, 2012, the Company issued 71,354 and 48,551 shares of Class A stock.

Equity per common share was $13.75 and $13.64 at June 30, 2013 and December 31, 2012, respectively.  These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on June 30, 2013 and December 31, 2012, respectively.

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

Other Proceedings

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC.  This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility's overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period.  In May 2012, Artesian Water filed an application with the DEPSC for approval to collect a 0.14% increase in the DSIC rate effective July 1, 2012.  This increase was based on approximately $486,000 in eligible plant improvements since the last rate increase.  On June 19, 2012, the DEPSC approved the DSIC effective July 1, 2012, subject to audit at a later date.  In November 2012, Artesian Water filed an application with the DEPSC for approval to collect a 1.45% increase in the DSIC rate effective January 1, 2013.  This increase was based on approximately $5.6 million in eligible plant improvements since the last rate increase.  On December 14, 2012, the DEPSC approved the DSIC effective January 1, 2013, subject to audit at a later date.  In May 2013, Artesian Water filed an application with the DEPSC for approval to collect a 0.14% increase in the DSIC rate effective July 1, 2013.  This increase was based on approximately $2.0 million in eligible plant improvements since the last rate increase.  On June 18, 2013, the DEPSC approved the DSIC effective July 1, 2013, subject to audit at a later date.  For the three and six months ended June 30, 2013, we earned approximately $245,000 and $503,000 in DSIC revenue, respectively.  We did not have any DSIC rates in effect during the six months ended June 30, 2012.

NOTE 7 – INCOME TAXES

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  As a result of our review of our tax positions, we determined that we had no material uncertain tax positions.  The Company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.  There were no such interest and penalty charges for the six months ended June 30, 2013 or June 30, 2012.  The Company remains subject to examination by federal and state authorities for tax years 2009 through 2012.

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

Long-term Financial Liabilities

All of Artesian Resources' outstanding long-term debt as of June 30, 2013 and December 31, 2012 was fixed-rate.  The fair value of the Company's long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt are shown below:

In thousands
	June 30, 2013	December 31, 2012
Carrying amount	$107,200	$107,368
Estimated fair value	$126,288	$133,818

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

NOTE 10 – SUBSEQUENT EVENT

On August 6, 2013, Artesian Wastewater, the Staff of the Delaware Public Service Commission and the Division of the Public Advocate entered into an agreement to settle Artesian Wastewater's January 2013 application to revise its rates and charges for wastewater services concerning territories located in Kent and Sussex County, Delaware.  The proposed settlement includes a two-step increase in rates, with the first step effective upon approval of this proposed settlement by the Delaware Public Service Commission and the second step effective one year thereafter.  Once fully implemented, based on the current number of households the new rates will provide Artesian Wastewater approximately $174,000 in additional annual revenue.  The proposed settlement also authorized a return on equity of 10%.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2013

OVERVIEW

Our profitability is primarily attributable to the sale of water.  Gross water sales comprise 90.0% of total operating revenues.  Our profitability is also attributed to the various contract operations, water and sewer Service Line Protection Plans and other services we provide.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives.  Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

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

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases in our operating revenue.  The Town of Middletown, which is one of our municipal customers and is located in southern New Castle County, Delaware, has nearly doubled in population since 2001, and population growth in this area is expected to continue for some time as a result of ongoing and future residential construction.  As population growth continues in Middletown and other areas in Delaware, we believe that the demand for water will increase, thereby contributing to an increase in our operating revenues.  As of June 30, 2013, we had approximately 79,300 metered water customers in Delaware, an increase of approximately 600 compared to June 30, 2012.  The number of metered water customers in Maryland increased by approximately 200 compared to 2012 following the purchase of the CECO Utilities assets.  The number of metered water customers in Pennsylvania remained consistent with 2012.  For the six months ended June 30, 2013, approximately 3.5 billion gallons of water were distributed in our Delaware systems and approximately 147.9 million gallons of water were distributed in our Maryland systems.

Wastewater Division

Artesian Wastewater owns wastewater infrastructure and began providing wastewater services in Delaware in July 2005.  Artesian Wastewater Maryland, which was incorporated on June 3, 2008, is able to provide regulated wastewater services in Maryland.  Our wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.

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

Artesian Utility operates the WSLP Plan and the SSLP Plan.  Artesian Resources initiated the WSLP Plan in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines.  The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources.  As of June 30, 2013, approximately 18,000, or 26.1%, of our eligible water customers signed up for the WSLP Plan, approximately 11,800, or 17.0%, of our eligible customers signed up for the SSLP Plan and approximately 1,000 non-customer participants signed up for either the WSLP Plan or SSLP Plan.

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

In our regulated water division, our strategy is to focus on a wide spectrum of activities, which include identifying new and dependable sources of supply, developing the wells, treatment plants and delivery systems to supply water to customers and educating customers on the wise use of water.  Our strategy includes focused efforts to expand in new regions added to our Delaware service territory over the last 10 years.  In addition, we believe growth will occur in the Maryland counties on the Delmarva Peninsula.  We plan to expand our regulated water service area in the Cecil County designated growth corridor and to expand our business through the design, construction, operation, management and acquisition of additional water systems.  The expansion of our exclusive franchise areas elsewhere in Maryland and the award of contracts will similarly enhance our operations within the state.

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

In our non-regulated division, we continue pursuing opportunities to expand our contract operations.  Through Artesian Utility, we will seek to expand our contract design, engineering and construction services of water and wastewater facilities for developers, municipalities and other utilities.  Artesian Development owns two nine-acre parcels of land, located in Sussex County, Delaware, which will allow for construction of a water treatment facility and wastewater treatment facility.

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

On January 18, 2013, Artesian Wastewater filed an application with the DEPSC to revise its rates and charges for wastewater services concerning territories located in Kent and Sussex County, Delaware.  Artesian Wastewater requested authorization to implement proposed rates for wastewater services to meet a requested increase in revenue of approximately $343,000, or 34.8%, on an annualized basis.  The new rates are designed to support Artesian Wastewater's ongoing capital improvement program and to cover increased costs of operations.  On August 6, 2013, Artesian Wastewater, the Staff of the Delaware Public Service Commission and the Division of the Public Advocate entered into an agreement to settle Artesian Wastewater's January 2013 application to revise its rates and charges for wastewater services concerning territories located in Kent and Sussex County, Delaware.  The proposed settlement includes a two-step increase in rates, with the first step effective upon approval of this proposed settlement by the Delaware Public Service Commission and the second step effective one year thereafter.  Once fully implemented, based on the current number of households the new rates will provide Artesian Wastewater approximately $174,000 in additional annual revenue.  The proposed settlement also authorized a return on equity of 10%.

We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability.  The cumulative effect of inflation results in significantly higher facility costs compared to investments made 20 to 40 years ago, which must be recovered from future cash flows.

Results of Operations – Analysis of the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Operating Revenues

Revenues totaled $17.8 million for the three months ended June 30, 2013, $0.1 million, or 0.7%, below revenues for the three months ended June 30, 2012 of $17.9 million.  Water sales revenues decreased $0.1 million, or 0.5%, for the three months ended June 30, 2013 from the corresponding period in 2012.  A decrease in overall water consumption, a result of the effects of weather associated with the record rainfall experienced during the second quarter of 2013, reduced water sales revenues by $0.3 million for the three months ended June 30, 2013 as compared to the same period in 2012.  Partially offsetting this decrease in water sales revenues was an increase in the Distribution System Improvement Charge, or DSIC, revenue of approximately $0.2 million for the three months ended June 30, 2013 compared to the same period in 2012.  We realized 90.6% of our total operating revenue for the three months ended June 30, 2013 from the sale of water as compared to 90.4% for the three months ended June 30, 2012.

Non-utility operating revenue decreased approximately $41,000, or 4.1%, for the three months ended June 30, 2013 compared to same period in 2012.  The decrease is primarily due to an approximately $76,000 decrease in Artesian Utility revenue, related to a decrease in contract services performed for municipalities in Maryland and a decrease in design services.  The decrease in non-utility operating revenue is partially offset by an approximately $42,000 increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue.  The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service or clogged sewer lines up to an annual limit.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $73,000, or 0.7%, for the three months ended June 30, 2013, compared to the same period in 2012.  The component of the change in operating expenses includes an increase in utility operating expenses of $62,000.

The increase in utility operating expenses of $62,000, or 0.7%, for the three months ended June 30, 2013 over the same period in 2012, was primarily due to increased payroll and employee benefit costs, a result of increased medical benefit premiums.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 55.6% for the three months ended June 30, 2013, compared to 54.8% for the three months ended June 30, 2012.

Depreciation and amortization expense increased $94,000, or 4.8%, primarily due to continued investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense decreased $150,000, primarily due to lower pre-tax income for the three months ended June 30, 2013, compared to the three months ended June 30, 2012.

Other Income, Net

Miscellaneous income decreased $80,000 primarily due to a refund of assessment payments previously paid to the Delaware Public Service Commission, or DEPSC, received in 2012.  Each year public utility companies, like Artesian Water, are required to fund the DEPSC's operations by paying an assessment based on their estimated annual gross revenues.  After periodic review by the DEPSC, excess funds above those necessary to operate the DEPSC are refunded to the respective public utility company.  The amount refunded to Artesian in 2012 reflects an assessment that covers a 4-year period from 2007 to 2010.  The amount refunded to Artesian in 2013 reflects an assessment that covers 2011.  Refunds from the DEPSC related to excess fund payments are not typical and we can make no assurances that refunds for excess payments will be issued in the future.

Net Income

Our net income applicable to common stock decreased $0.2 million for the three months ended June 30, 2013, compared to the same period a year ago.  This decrease in net income was due to lower operating income margins in our water utility business, primarily due to decreased water sales revenue, which was a result of the effects of weather associated with the increased rainfall experienced during the second quarter of 2013.  This decrease in net income is also due to a decrease in miscellaneous income.

Results of Operations – Analysis of the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Operating Revenues

Revenues totaled $34.1 million for the six months ended June 30, 2013, $0.5 million, or 1.5%, below revenues for the six months ended June 30, 2012 of $34.6 million.  Water sales revenues decreased $0.6 million, or 1.8%, for the six months ended June 30, 2013 from the corresponding period in 2012.  A decrease in overall water consumption, a result of the effects of weather associated with the record rainfall experienced during the second quarter of 2013, reduced water sales revenues by $1.1 million for the six months ended June 30, 2013 as compared to the same period in 2012.  Partially offsetting this decrease in water sales revenues was an increase in the Distribution System Improvement Charge, or DSIC, revenue of approximately $0.5 million for the six months ended June 30, 2013 compared to the same period in 2012.  We realized 90.0% of our total operating revenue for the six months ended June 30, 2013 from the sale of water as compared to 90.3% for the six months ended June 30, 2012.

Other utility operating revenue increased approximately $42,000, or 2.9%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  The increase is primarily due to an increase in wastewater revenue.

Non-utility operating revenue increased approximately $14,000, or 0.7%, for the six months ended June 30, 2013 compared to same period in 2012.  The increase is primarily due to an approximately $118,000 increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue.  The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service or clogged sewer lines up to an annual limit.  The increase in non-utility operating revenue is offset by an approximately $104,000 decrease in Artesian Utility revenue, related to a decrease in contract services performed for municipalities in Maryland and a decrease in design services.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $1.0 million, or 5.4%, for the six months ended June 30, 2013, compared to the same period in 2012.  The component of the change in operating expenses includes an increase in utility operating expenses of $1.0 million.

The increase in utility operating expenses of $1.0 million, or 5.9%, for the six months ended June 30, 2013 over the same period in 2012, is primarily comprised of an increase in administration expenses, payroll and employee benefits costs, purchased water expenses, electric purchased power expenses and repair and maintenance expenses.

Administration expenses increased $0.6 million, or 26.8%, primarily due to increased legal costs associated with the litigation against Chester Water Authority in regard to the proper determination of the rate charged for water purchased under contract from the Chester Water Authority.

Payroll and employee benefit costs increased $0.2 million, or 2.6%, primarily due to an increase in medical benefit premiums and an increase in wages.

Purchased water expenses increased $58,000, or 3.0%, primarily due to the timing of purchased water from Chester Water Authority.

Electric purchased power expenses increased $54,000, or 5.5%, primarily the result of a rate increase for distribution charges.

Repair and maintenance expenses increased approximately $46,000, or 3.0%, primarily due to increased water treatment equipment maintenance costs.

Property and other taxes increased by $47,000, or 2.4%, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and an increase in utility plant subject to taxation.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 59.6% for the six months ended June 30, 2013, compared to 55.7% for the six months ended June 30, 2012.

Depreciation and amortization expense increased $0.2 million, or 4.5%, primarily due to continued investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense decreased $0.7 million, primarily due to lower pre-tax income for the six months ended June 30, 2013, compared to the six months ended June 30, 2012.

Other Income, Net

Miscellaneous income decreased $152,000 primarily due to a refund of assessment payments previously paid to the Delaware Public Service Commission, or DEPSC, received in 2012.  Each year public utility companies, like Artesian Water, are required to fund the DEPSC's operations by paying an assessment based on their estimated annual gross revenues.  After periodic review by the DEPSC, excess funds above those necessary to operate the DEPSC are refunded to the respective public utility company.  The amount refunded to Artesian in 2012 reflects an assessment that covers a 4-year period from 2007 to 2010.  The amount refunded to Artesian in 2013 reflects an assessment that covers 2011.  Refunds from the DEPSC related to excess fund payments are not typical and we can make no assurances that refunds for excess payments will be issued in the future.

Net Income

Our net income applicable to common stock decreased $1.1 million for the six months ended June 30, 2013, compared to the same period a year ago.  This decrease in net income was due to lower operating income margins in our water utility business, primarily the result of increased legal costs and decreased water sales revenue.  The decreased water sales revenue is primarily due to a decrease in overall water consumption, which is the result of the effects of weather associated with the increased rainfall experienced during the second quarter of 2013.  This decrease in net income is also due to a decrease in miscellaneous income.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the six months ended June 30, 2013 were $9.3 million provided by cash flow from operating activities, $3.2 million in net contributions and advances from developers and $1.4 million in net proceeds from the issuance of common stock.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

Investment in Plant and Systems

The primary focus of Artesian Water's investment was to continue to provide high quality reliable service to our growing service territory.  We invested $8.5 million in capital expenditures during the first six months of 2013 compared to $10.0 million invested during the same period in 2012.  During the first six months of 2013, we invested $0.8 million to enhance or improve existing treatment facilities and for the rehabilitation of pumping equipment to better serve our customers.  We invested $0.4 million to upgrade and automate our meter reading equipment.  We invested approximately $0.6 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities.  We invested approximately $1.3 million in mandatory utility plant expenditures due to governmental highway projects which require the relocation of water service mains in addition to facility improvements and upgrades.  Developers financed $2.7 million for the installation of water mains and hydrants for the first six months of 2013 compared to $0.8 million for the first six months of 2012.  We invested $0.4 million for equipment purchases, computer hardware and software upgrades and furniture and equipment related to renovations made to our main office building located in New Castle County.  We also invested $1.5 million to upgrade our customer service software.  An additional $0.8 million was invested in wastewater projects in Delaware.

Lines of Credit

At June 30, 2013, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of June 30, 2013, there was $38.8 million of available funds under this line of credit.  The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 29, 2014 or any date on which Citizens demands payment.

At June 30, 2013, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of June 30, 2013, there was $12.5 million of available funds under this line of credit.  The interest rate for borrowings under this line is LIBOR plus 1.50%.  The term of this line of credit expires on January 14, 2014.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$8,700	$-----	$-----	$-----

Long-Term Debt

Artesian Water's trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66⅔% of total capitalization.  Our debt to total capitalization, including the short-term portion thereof, was 47.1% at June 30, 2013.  In addition, our revolving line of credit with CoBank contains customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets, change our business or incur additional indebtedness.  In addition, this line of credit requires us to abide by certain financial covenants and ratios.  As of June 30, 2013, we were in compliance with these covenants.

We expect to fund our activities for the next 12 months using our available cash balances and bank credit lines, plus projected cash generated from operations.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$6,985	$13,847	$13,694	$140,900	$175,426
State revolving fund loans (principal and interest)	792	1,873	1,873	7,674	12,212
Operating leases	70	103	108	1,632	1,913
Unconditional purchase obligations	3,780	7,571	7,561	13,257	32,169
Tank painting contractual obligation	156	---	---	---	156
Total contractual cash obligations	$11,783	$23,394	$23,236	$163,463	$221,876

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

On July 15, 2011, Artesian Water entered into a Financing Agreement, or Financing Agreement, with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of Delaware, or the Department.  The Company has been given a loan of approximately $3.6 million, or the Loan, from the Delaware Safe Drinking Water Revolving Fund to finance all or a portion of the cost to replace specific water transmission mains in service areas located in New Castle County, Delaware (collectively, the "Project").  In accordance with the Financing Agreement, the Company will from time to time request funds under the Loan as it incurs costs in connection with the Project.  The Company shall pay to the Department, on the principal amount drawn down and outstanding from the date drawn, interest at a rate of 1.7% per annum and an administrative fee at the rate of 1.7% per annum.  As of June 30, 2013, approximately $1.9 million was borrowed under this Loan.

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

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2012 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012 and also in the notes to our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first six months of 2013 that had a material impact on our financial condition, liquidity or results of operations.

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

ITEM 3 ‑ QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2043, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt's maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at June 30, 2013 were approximately $8.7 million.  An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing a two year supply contract, at a fixed price.

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

ITEM 5 – OTHER INFORMATION

On August 5, 2013, Bruce P. Kraeuter, PE informed Artesian Resources Corporation (the "Company") of his intention to retire from his position as Senior Vice President effective November 2, 2013 (the "Retirement Date").  Mr. Kraeuter will continue in his current capacity until the Retirement Date.  Mr. Kraeuter's retirement is solely due to personal reasons and not as a result of any disagreements with the Company or the Company's Board of Directors.

ITEM 6 ‑ EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).*

101
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: August 8, 2013	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: August 8, 2013	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).*

101
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

*   Filed herewith