Form 10-Q
period 2013-09-30
ARTESIAN RESOURCES CORP
filed 2013-11-07
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 5, 2013, 7,916,118 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

TABLE OF CONTENTS

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	September 30, 2013	December 31, 2012
Utility plant, at original cost less accumulated depreciation	$374,025	$366,563
Current assets
Cash and cash equivalents	577	617
Accounts receivable (less allowance for doubtful accounts 2013 - $244; 2012-$241)	5,872	5,728
Unbilled operating revenues	2,977	2,997
Materials and supplies	1,604	1,353
Prepaid property taxes	2,052	1,328
Prepaid expenses and other	1,583	1,457
Total current assets	14,665	13,480
Other assets
Non-utility property (less accumulated depreciation 2013-$369; 2012-$309)	4,150	4,082
Other deferred assets	5,178	5,196
Total other assets	9,328	9,278
Regulatory assets, net	2,368	2,393
	$400,386	$391,714

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$8,793	$8,710
Preferred stock	--	--
Additional paid-in capital	90,086	88,399
Retained earnings	20,617	21,071
Total stockholders' equity	119,496	118,180
Long-term debt, net of current portion	105,713	106,257
	225,209	224,437
Current liabilities
Lines of credit	9,674	10,717
Overdraft payable	80	750
Current portion of long-term debt	1,130	1,111
Accounts payable	3,693	3,499
Dividends payable	1,836	--
Accrued expenses	4,660	3,430
Deferred income taxes	1,044	837
Accrued interest	1,251	1,138
Customer deposits	779	894
Other	2,285	2,563
Total current liabilities	26,432	24,939

Commitments and contingencies	--	--

Deferred credits and other liabilities
Net advances for construction	12,215	13,023
Postretirement benefit obligation	374	374
Deferred investment tax credits	607	622
Utility plant retirement cost obligation	1,061	1,092
Deferred income taxes	48,085	45,879
Total deferred credits and other liabilities	62,342	60,990

Net contributions in aid of construction	86,403	81,348
	$400,386	$391,714
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Operating revenues
Water sales	$16,316	$17,353	$47,002	$48,597
Other utility operating revenue	731	719	2,220	2,166
Non-utility operating revenue	1,026	929	2,959	2,848
	18,073	19,001	52,181	53,611

Operating expenses
Utility operating expenses	8,415	9,155	25,616	25,391
Non-utility operating expenses	511	515	1,598	1,562
Depreciation and amortization	2,066	1,957	6,164	5,880
State and federal income taxes	1,740	1,904	4,541	5,435
Property and other taxes	1,017	975	3,054	2,965
	13,749	14,506	40,973	41,233

Operating income	4,324	4,495	11,208	12,378

Other income, net
Allowance for funds used during construction	99	133	244	253
Miscellaneous	(37)	(36)	595	748

Income before interest charges	4,386	4,592	12,047	13,379

Interest charges	1,784	1,746	5,293	5,280

Net income applicable to common stock	$2,602	$2,846	$6,754	$8,099

Income per common share:
Basic	$0.30	$0.33	$0.77	$0.94
Diluted	$0.29	$0.33	$0.77	$0.93

Weighted average common shares outstanding:
Basic	8,789	8,681	8,759	8,653
Diluted	8,850	8,752	8,822	8,699

Cash dividends per share of common stock	$0.2057	$0.1978	$0.6141	$0.5886

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Nine Months
	Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,754	$8,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,164	5,880
Deferred income taxes, net	2,398	2,898
Stock compensation	89	83
AFUDC, equity portion	(158)	(161)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(144)	(599)
Unbilled operating revenues	20	739
Materials and supplies	(251)	154
Prepaid property taxes	(724)	(703)
Prepaid expenses and other	(126)	122
Other deferred assets	(133)	(257)
Regulatory assets	25	195
Accounts payable	194	701
Accrued expenses	1,230	1,056
Accrued interest	113	59
Customer deposits and other, net	(393)	7
Postretirement benefit obligation	--	--
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,058	18,273

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(13,936)	(14,787)
Proceeds from sale of assets	14	25
NET CASH USED IN INVESTING ACTIVITIES	(13,922)	(14,762)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under lines of credit agreements	(1,043)	(1,191)
Increase in overdraft payable	(670)	423
Net advances and contributions in aid of construction	4,663	2,376
Change in deferred debt issuance costs	90	90
Net proceeds from issuance of common stock	1,681	1,496
Dividends paid	(5,372)	(5,086)
Issuance of long-term debt	385	--
Principal repayments of long-term debt	(910)	(1,418)
NET CASH USED IN FINANCING ACTIVITIES	(1,176)	(3,310)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(40)	201

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	617	311

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$577	$512

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions	$758	$1,456
Interest paid	$5,180	$5,221
Income taxes paid	$1,749	$971

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

Artesian Wastewater Management, Inc., or Artesian Wastewater, is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company.  As of September 30, 2013, Artesian Wastewater owned and operated four wastewater treatment facilities, which are capable of treating approximately 730,000 gallons per day and can be expanded to treat approximately 1.6 million gallons per day, or mgd.

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

We currently operate wastewater treatment facilities for the town of Middletown, in southern New Castle County, or Middletown, under a 20-year contract that expires in July 2022. The facilities include two wastewater treatment stations with capacities of up to approximately 2.5 mgd and 250,000 gallons per day, respectively.

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

Artesian Utility operates the WSLP Plan and the SSLP Plan.  Artesian Resources initiated the WSLP Plan in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines.  The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources.  As of September 30, 2013, approximately 18,100, or 25.3%, of our eligible water customers signed up for the WSLP Plan, approximately 12,000, or 16.7%, of our eligible customers signed up for the SSLP Plan and approximately 1,000 non-customer participants signed up for either the WSLP Plan or SSLP Plan.

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

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's balance sheet position as of September 30, 2013, the results of operations for the three and nine month periods ended September 30, 2013 and 2012 and the cash flows for the nine month periods ended September 30, 2013 and 2012.

The results of operations for the interim periods presented are not necessarily indicative of the results for the full year or for future periods.

NOTE 3 – STOCK COMPENSATION PLANS

On May 25, 2005, the Company's stockholders approved a new Equity Compensation Plan, which authorizes up to 500,000 shares of Class A Non-Voting Common Stock, or Class A Stock, for issuance, referred to as the 2005 Equity Compensation Plan, or the Plan.  Since May 25, 2005, no additional grants have been made under the Company's other stock-based compensation plans that were previously available.  The Company accounts for stock options issued after January 1, 2006 under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC Topic, 718.  For the three and nine months ended September 30, 2013, compensation expense of approximately $34,000 and $89,000 was recorded for stock options granted in May 2013 and May 2012.  Approximately $25,000 and $83,000 in compensation expense was recorded during the three and nine months ended September 30, 2012 for stock options granted in May 2012 and May 2011.  Costs were determined based on the fair value at the grant dates and those costs are being charged to income over the service period associated with the grants.

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

The following summary reflects changes in the shares of Class A Stock underlying options:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)
Plan options
Outstanding at January 1, 2013	421,500	$18.30		1,741
Granted	33,750	22.66
Exercised	(43,500)	16.08		254
Expired	--
Outstanding at September 30, 2013	411,750	$18.89	4.54	$1,397

Options exercisable at September 30, 2013	378,000	$18.56	4.09	$1,397

The total intrinsic value of options exercised during the nine months ended September 30, 2013 was approximately $254,000.

The following summary reflects changes in the non-vested shares of Class A Stock underlying options:

Non-vested Shares	Option Shares	Weighted Average Grant – Date Fair Value Per Option
Non-vested at January 1, 2013	33,750	$2.92
Granted	33,750	4.04
Vested	(33,750)	2.92
Canceled	--	--
Non-vested at September 30, 2013	33,750	$4.04

As of September 30, 2013, there was $82,000 of total unrecognized expense related to non-vested option shares granted under the Plan.  The cost will be recognized over the remaining 0.60 years vesting period of the unvested options.

NOTE 4 - REGULATORY ASSETS

FASB ASC Topic 980 stipulates generally accepted accounting principles for companies whose rates are established or subject to approvals by a third-party regulatory agency.  Certain expenses are recoverable through rates charged to our customers, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the Delaware Public Service Commission, or DEPSC, the Maryland Public Service Commission, or MDPSC, and the Pennsylvania Public Utility Commission, or PAPUC.  Depreciation and salary study expenses are amortized on a straight-line basis over a period of five years and two years for all other expenses related to Delaware rate proceedings and applications to increase rates.  Other expenses related to Maryland rate proceedings and applications to increase rates are amortized on a straight line basis over a period of five years or until the next rate increase application.  The postretirement benefit obligation is the recognition of an offsetting regulatory asset as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees when they render the services necessary to earn the benefits.  The deferred income taxes will be amortized over future years as the tax effects of temporary differences that previously flowed through to our customers are reversed.  Goodwill was recognized as a result of the acquisition of Mountain Hill in August 2008 and is currently being amortized on a straight-line basis over a period of fifty years.  Deferred acquisition and franchise costs are the result of due diligence costs related to the December 2011 purchase of water assets in Cecil County, Maryland and the November 2010 purchase of the Port Deposit, Maryland water assets.  Amortization of these deferred acquisition costs began once the acquired assets were placed into service.  The amortization of the Port Deposit acquisition began in November 2010 and the amortization of the Cecil County acquisition began in December 2011.  These acquisition costs will be amortized over a period of twenty years, while the franchise costs will be amortized over a period of eighty years.

Regulatory assets, net of amortization, comprise:
	(in thousands)
	September 30, 2013	December 31, 2012

Postretirement benefit obligation	$497	$497
Deferred income taxes	480	491
Goodwill	335	340
Deferred acquisition and franchise costs	802	824
Expense of rate and regulatory proceedings	254	241
	$2,368	$2,393

Artesian Water contributed $94,000 to its postretirement benefit plan in the first nine months of 2013.  These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

NOTE 5 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.

The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Weighted average common shares outstanding during the period for Basic computation	8,789	8,681	8,759	8,653
Dilutive effect of employee stock options	61	71	63	46

Weighted average common shares outstanding during the period for Diluted computation	8,850	8,752	8,822	8,699

For the three and nine months ended September 30, 2013, employee stock options to purchase 34,000 and 18,000 shares of common stock were excluded from the calculations of diluted net income per share, respectively, as the calculated  proceeds from the options' exercise were greater than the average market price of the Company's common stock during this period.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Stock.  As of September 30, 2013, 7,911,764 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  As of September 30, 2012, 7,813,892 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  The par value for both classes is $1.00 per share.  For the three months ended September 30, 2013 and September 30, 2012, the Company issued 11,574 and 35,835 shares of Class A Stock, respectively.  For the nine months ended September 30, 2013 and September 30, 2012, the Company issued 82,928 and 84,386 shares of Class A stock.

Equity per common share was $13.64 and $13.64 at September 30, 2013 and December 31, 2012, respectively.  These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on September 30, 2013 and December 31, 2012, respectively.

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

On January 18, 2013, Artesian Wastewater filed an application with the DEPSC to revise its rates and charges for wastewater services concerning territories located in Kent and Sussex County, Delaware.  Artesian Wastewater requested authorization to implement proposed rates for wastewater services to meet a requested increase in revenue of approximately $343,000, or 34.8%, on an annualized basis.  The new rates are designed to support Artesian Wastewater's ongoing capital improvement program and to cover increased costs of operations.  On August 6, 2013, Artesian Wastewater, the Staff of the Delaware Public Service Commission and the Division of the Public Advocate entered into an agreement to settle Artesian Wastewater's application for an increase in rates.  On October 8, 2013, the DEPSC approved the settlement agreement authorizing a two-step increase in rates, with the first step effective upon approval of the settlement and the second step effective one year thereafter.  Once fully implemented, based on the current number of households, the new rates will provide Artesian Wastewater approximately $174,000 in additional annual revenue.  The settlement also authorized a return on equity of 10%.

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

Other Proceedings

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC.  This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility's overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period.  In May 2012, Artesian Water filed an application with the DEPSC for approval to collect a 0.14% increase in the DSIC rate effective July 1, 2012.  This increase was based on approximately $486,000 in eligible plant improvements since the last rate increase.  On June 19, 2012, the DEPSC approved the DSIC effective July 1, 2012, subject to audit at a later date.  In November 2012, Artesian Water filed an application with the DEPSC for approval to collect a 1.45% increase in the DSIC rate effective January 1, 2013.  This increase was based on approximately $5.6 million in eligible plant improvements since the last rate increase.  On December 14, 2012, the DEPSC approved the DSIC effective January 1, 2013, subject to audit at a later date.  In May 2013, Artesian Water filed an application with the DEPSC for approval to collect a 0.14% increase in the DSIC rate effective July 1, 2013.  This increase was based on approximately $2.0 million in eligible plant improvements since the last rate increase.  On June 18, 2013, the DEPSC approved the DSIC effective July 1, 2013, subject to audit at a later date.  For the three and nine months ended September 30, 2013, we earned approximately $336,000 and $839,000 in DSIC revenue, respectively.  For each of the three and nine months ended September 30, 2012, we earned approximately $23,000 in DSIC revenue.

NOTE 7 – INCOME TAXES

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  As a result of our review of our tax positions, we determined that we had no material uncertain tax positions.  The Company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.  There were no such interest and penalty charges for the nine months ended September 30, 2013 or September 30, 2012.  The Company remains subject to examination by federal and state authorities for tax years 2010 through 2012.

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

Long-term Financial Liabilities

All of Artesian Resources' outstanding long-term debt as of September 30, 2013 and December 31, 2012 was fixed-rate.  The fair value of the Company's long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt are shown below:

In thousands
	September 30, 2013	December 31, 2012
Carrying amount	$106,843	$107,368
Estimated fair value	$124,539	$133,818

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

NOTE 9 – RELATED PARTY TRANSACTIONS

In September 2013, Artesian Water entered into a contract in the normal course of business with W.F. Construction, a related party, for work associated with structural repairs to a water treatment plant at a cost of approximately $310,000.  The owner of W.F. Construction is the husband of Mrs. Jennifer Finch, Vice President and Assistant Treasurer of Artesian Resources.  As set forth in the Charter of the Artesian Resources Audit Committee of the Board of Directors, the Audit Committee is responsible for reviewing and, if appropriate, approving all related party transactions between us and any officer, director, any person known to be the beneficial owner of more than 5% of any class of the Company's voting securities or any other related person that would potentially require disclosure.  In its review and approval of the related party transaction with W.F. Construction, the Audit Committee considered the nature of the related person's interest in the transaction; the satisfactory performance of work contracted with the related party prior to our employment of Mrs. Finch; and the material terms of the transaction, including, without limitation, the amount and type of transaction, the importance of the transaction to the related person, the importance of the transaction to the Company and whether the transaction would impair the judgment of a director or officer to act in the best interest of the Company.  The Audit Committee approves only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders.  All services provided under the contract with W.F. Construction are in the ordinary course of business at fees and on terms and conditions that the Company believes are the same as those that would result from arm's-length negotiations between unrelated parties.

NOTE 10 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2013, the FASB issued amended guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists.  An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  This guidance applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date.  The amendments in this guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Early adoption is permitted.  The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date.  Retrospective application is permitted.  The Company does not expect a material impact on the Company's financial statements due to the adoption of this guidance.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2013

OVERVIEW

Our profitability is primarily attributable to the sale of water.  Gross water sales comprise 90.1% of total operating revenues for the nine months ended September 30, 2013.  Our profitability is also attributed to the various contract operations, water and sewer Service Line Protection Plans and other services we provide.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives.  Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

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

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases in our operating revenue.  The Town of Middletown, which is one of our municipal customers and is located in southern New Castle County, Delaware, has nearly doubled in population since 2001, and population growth in this area is expected to continue for some time as a result of ongoing and future residential construction.  As population growth continues in Middletown and other areas in Delaware, we believe that the demand for water will increase, thereby contributing to an increase in our operating revenues.  As of September 30, 2013, we had approximately 79,400 metered water customers in Delaware, an increase of approximately 500 compared to September 30, 2012.  The number of metered water customers in Maryland increased by approximately 200 compared to 2012 following the purchase of the CECO Utilities assets.  The number of metered water customers in Pennsylvania remained consistent with 2012.  For the nine months ended September 30, 2013, approximately 5.5 billion gallons of water were distributed in our Delaware systems and approximately 245.8 million gallons of water were distributed in our Maryland systems.

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

Non-Regulated Division

Artesian Utility provides contract water and wastewater operation services to private, municipal and governmental institutions.  Artesian Utility currently operates wastewater treatment facilities for the town of Middletown, in southern New Castle County, or Middletown, under a 20-year contract that expires in July 2022.  The facilities include two wastewater treatment stations with capacities of up to approximately 2.5 mgd and 250,000 gallons per day, respectively.  We also operate a wastewater disposal facility in Middletown in order to support the 2.5 mgd wastewater facility.

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

Artesian Utility operates the WSLP Plan and the SSLP Plan.  Artesian Resources initiated the WSLP Plan in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines.  The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources.  As of September 30, 2013, approximately 18,100, or 25.3%, of our eligible water customers signed up for the WSLP Plan, approximately 12,000, or 16.7%, of our eligible customers signed up for the SSLP Plan and approximately 1,000 non-customer participants signed up for either the WSLP Plan or SSLP Plan.

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

On January 18, 2013, Artesian Wastewater filed an application with the DEPSC to revise its rates and charges for wastewater services concerning territories located in Kent and Sussex County, Delaware.  Artesian Wastewater requested authorization to implement proposed rates for wastewater services to meet a requested increase in revenue of approximately $343,000, or 34.8%, on an annualized basis.  The new rates are designed to support Artesian Wastewater's ongoing capital improvement program and to cover increased costs of operations.  On August 6, 2013, Artesian Wastewater, the Staff of the Delaware Public Service Commission and the Division of the Public Advocate entered into an agreement to settle Artesian Wastewater's application for an increase in rates.  On October 8, 2013, the DEPSC approved the settlement agreement authorizing a two-step increase in rates, with the first step effective upon approval of the settlement and the second step effective one year thereafter.  Once fully implemented, based on the current number of households, the new rates will provide Artesian Wastewater approximately $174,000 in additional annual revenue.  The settlement also authorized a return on equity of 10%.

We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability.  The cumulative effect of inflation results in significantly higher facility costs compared to investments made 20 to 40 years ago, which must be recovered from future cash flows.

Results of Operations – Analysis of the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Operating Revenues

Revenues totaled $18.1 million for the three months ended September 30, 2013, $0.9 million, or 4.9%, below revenues for the three months ended September 30, 2012 of $19.0 million.  Water sales revenues decreased $1.0 million, or 6.0%, for the three months ended September 30, 2013 from the corresponding period in 2012.  A decrease in overall water consumption, a result of the effects of weather associated with the heavy precipitation experienced during the third quarter of 2013, reduced water sales revenues by $1.3 million for the three months ended September 30, 2013 as compared to the same period in 2012.  Partially offsetting this decrease in water sales revenues was an increase in the Distribution System Improvement Charge, or DSIC, revenue of approximately $0.3 million for the three months ended September 30, 2013 compared to the same period in 2012.  We realized 90.3% of our total operating revenue for the three months ended September 30, 2013 from the sale of water as compared to 91.3% for the three months ended September 30, 2012.

Non-utility operating revenue increased approximately $97,000, or 10.4%, for the three months ended September 30, 2013 compared to same period in 2012.  The increase is primarily due to an approximately $75,000 increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue.  The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service or clogged sewer lines up to an annual limit.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, decreased $0.7 million, or 6.6%, for the three months ended September 30, 2013, compared to the same period in 2012.  The component of the change in operating expenses includes a decrease in utility operating expenses of $0.7 million.

The decrease in utility operating expenses of $0.7 million, or 8.1%, for the three months ended September 30, 2013 over the same period in 2012, is primarily comprised of a decrease in payroll and employee benefit costs and repair and maintenance costs.

Payroll and employee benefit costs decreased $0.5 million, or 10.7%, primarily the result of bonuses issued to employees in the third quarter of 2012 not issued in 2013.

Repair and maintenance costs decreased $0.1 million, or 13.6%, primarily due to decreased water treatment equipment maintenance costs and decreased water distribution main repair costs.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 55.0% for the three months ended September 30, 2013, compared to 56.0% for the three months ended September 30, 2012.

Depreciation and amortization expense increased $109,000, or 5.6%, primarily due to continued investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense decreased $164,000, primarily due to lower pre-tax income for the three months ended September 30, 2013, compared to the three months ended September 30, 2012.

Net Income

Our net income applicable to common stock decreased $0.2 million for the three months ended September 30, 2013, compared to the same period a year ago.  This decrease in net income was due to lower operating income margins in our water utility business, primarily due to decreased water sales revenue, which was a result of the effects of weather associated with the increased rainfall experienced during the third quarter of 2013.

Results of Operations – Analysis of the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Operating Revenues

Revenues totaled $52.2 million for the nine months ended September 30, 2013, $1.4 million, or 2.7%, below revenues for the nine months ended September 30, 2012 of $53.6 million.  Water sales revenues decreased $1.6 million, or 3.3%, for the nine months ended September 30, 2013 from the corresponding period in 2012.  A decrease in overall water consumption, a result of the effects of weather associated with the heavy precipitation experienced during 2013, reduced water sales revenues by $2.4 million for the nine months ended September 30, 2013 as compared to the same period in 2012.  Partially offsetting this decrease in water sales revenues was an increase in the Distribution System Improvement Charge, or DSIC, revenue of approximately $0.8 million for the nine months ended September 30, 2013 compared to the same period in 2012.  We realized 90.1% of our total operating revenue for the nine months ended September 30, 2013 from the sale of water as compared to 90.7% for the nine months ended September 30, 2012.

Other utility operating revenue increased approximately $54,000, or 2.5%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  The increase is primarily due to an increase in wastewater revenue.

Non-utility operating revenue increased approximately $111,000, or 3.9%, for the nine months ended September 30, 2013 compared to same period in 2012.  The increase is primarily due to an approximately $193,000 increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue.  The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service or clogged sewer lines up to an annual limit.  The increase in non-utility operating revenue is partially offset by an approximately $91,000 decrease in Artesian Utility revenue, related to a decrease in contract services performed for municipalities in Maryland and a decrease in design services.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.4 million, or 1.2%, for the nine months ended September 30, 2013, compared to the same period in 2012.  The primary components of the change in operating expenses includes an increase in utility operating expenses of $0.2 million and an increase in property and other taxes of $0.1 million.

The increase in utility operating expenses of $0.2 million, or 0.9%, for the nine months ended September 30, 2013 over the same period in 2012, is primarily comprised of an increase in administration expenses, partially offset by a decrease in payroll and employee benefit costs and repair and maintenance expenses.

Administration expenses increased $0.6 million, or 17.1%, primarily due to increased legal costs associated with the litigation against Chester Water Authority in regard to the proper determination of the rate charged for water purchased under contract from the Chester Water Authority and increased consulting services related to the upgrade of our customer service software.

Payroll and employee benefit costs decreased $0.3 million, or 2.3%, primarily the result of bonuses issued to employees in 2012 not issued in 2013 partially offset by an increase in medical benefit premiums and an increase in wages.

Repair and maintenance expenses decreased approximately $0.1 million, or 2.6%, primarily due to decreased water treatment equipment maintenance costs.

Property and other taxes increased by $89,000, or 3.0%, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and an increase in utility plant subject to taxation.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 58.0% for the nine months ended September 30, 2013, compared to 55.8% for the nine months ended September 30, 2012.

Depreciation and amortization expense increased $0.3 million, or 4.8%, primarily due to continued investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense decreased $0.9 million, primarily due to lower pre-tax income for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.

Other Income, Net

Miscellaneous income decreased $153,000 primarily due to a refund of assessment payments previously paid to the Delaware Public Service Commission, or DEPSC, received in 2012.  Each year public utility companies, like Artesian Water, are required to fund the DEPSC's operations by paying an assessment based on their estimated annual gross revenues.  After periodic review by the DEPSC, excess funds above those necessary to operate the DEPSC are refunded to the respective public utility company.  The amount refunded to Artesian in 2012 reflects an assessment that covers a 4-year period from 2007 to 2010.  The amount refunded to Artesian in 2013 reflects an assessment that covers 2011.  Refunds from the DEPSC related to excess fund payments are not typical and we can make no assurances that refunds for excess payments will be issued in the future.

Net Income

Our net income applicable to common stock decreased $1.3 million for the nine months ended September 30, 2013, compared to the same period a year ago.  This decrease in net income was due to lower operating income margins in our water utility business, primarily the result of decreased water sales revenue.  The decreased water sales revenue is primarily due to a decrease in overall water consumption, which is the result of the effects of weather associated with the heavy precipitation experienced during 2013.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the nine months ended September 30, 2013 were $15.1 million provided by cash flow from operating activities, $4.7 million in net contributions and advances from developers and $1.7 million in net proceeds from the issuance of common stock.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

Investment in Plant and Systems

The primary focus of Artesian Water's investment was to continue to provide high quality reliable service to our growing service territory.  We invested $13.9 million in capital expenditures during the first nine months of 2013 compared to $14.8 million invested during the same period in 2012.  During the first nine months of 2013, we invested $1.5 million to enhance or improve existing treatment facilities and for the rehabilitation of pumping equipment to better serve our customers.  We invested $0.5 million to upgrade and automate our meter reading equipment.  We invested approximately $0.6 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities.  We invested approximately $4.2 million in mandatory utility plant expenditures due to governmental highway projects which require the relocation of water service mains in addition to facility improvements and upgrades.  Developers financed $3.4 million for the installation of water mains and hydrants for the first nine months of 2013 compared to $1.2 million for the first nine months of 2012.  We invested $0.5 million for equipment purchases, computer hardware and software upgrades, and furniture and equipment related to renovations made to our main office building located in New Castle County.  We also invested $1.9 million to upgrade our customer service software.  The investment in general plant also includes an additional investment of $0.3 million for transportation and equipment purchases.  An additional $1.0 million was invested in wastewater projects in Delaware.

Lines of Credit

At September 30, 2013, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of September 30, 2013, there was $36.3 million of available funds under this line of credit.  The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 29, 2014 or any date on which Citizens demands payment.

At September 30, 2013, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of September 30, 2013, there was $14.0 million of available funds under this line of credit.  The interest rate for borrowings under this line is LIBOR plus 1.50%.  The term of this line of credit expires on January 14, 2014.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$9,674	$	-----	$	-----	$	-----

Long-Term Debt

Artesian Water's trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66⅔% of total capitalization.  Our debt to total capitalization, including the short-term portion thereof, was 47.2% at September 30, 2013.  In addition, our revolving line of credit with CoBank contains customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets, change our business or incur additional indebtedness.  In addition, this line of credit requires us to abide by certain financial covenants and ratios.  As of September 30, 2013, we were in compliance with these covenants.

We expect to fund our activities for the next 12 months using our available cash balances and bank credit lines, plus projected cash generated from operations.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$6,985	$13,847	$13,694	$140,900	$175,426
State revolving fund loans (principal and interest)	792	1,873	1,873	7,674	12,212
Operating leases	70	103	108	1,616	1,897
Unconditional purchase obligations	3,780	7,571	7,561	12,304	31,216
Tank painting contractual obligation	78	---	---	---	78
Total contractual cash obligations	$11,705	$23,394	$23,236	$162,494	$220,829

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

On July 15, 2011, Artesian Water entered into a Financing Agreement with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of Delaware, or the Department.  The Company has been given a loan of approximately $3.6 million, or the Loan, from the Delaware Safe Drinking Water Revolving Fund to finance all or a portion of the cost to replace specific water transmission mains in service areas located in New Castle County, Delaware (collectively, the "Project").  In accordance with the Financing Agreement, the Company will from time to time request funds under the Loan as it incurs costs in connection with the Project.  The Company shall pay to the Department, on the principal amount drawn down and outstanding from the date drawn, interest at a rate of 1.7% per annum and an administrative fee at the rate of 1.7% per annum.  As of September 30, 2013, approximately $1.9 million was borrowed under this Loan.

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

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2012 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012 and also in the notes to our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first nine months of 2013 that had a material impact on our financial condition, liquidity or results of operations.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q which express our "belief," "anticipation" or "expectation," as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, our expectation of the timing of decisions by regulatory authorities, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our belief regarding our reliance on outside engineering firms, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings (including the proceeding with Chester Water Authority), our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, the reclassification on our balance sheet regarding our utility plant, anticipated growth in our non-regulated division, the impact of recent acquisitions on our ability to expand and foster relationships, anticipated investments in certain of our facilities and systems, the positioning of our Company resulting from our simultaneous provision of water and wastewater services and the sources of funding for such investments, sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A -Risk Factors, in the Company's annual report on Form 10-K, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2043, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt's maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at September 30, 2013 were approximately $9.7 million.  An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing a two year supply contract, at a fixed price.

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

As previously disclosed, on December 22, 2010, Artesian Water filed a complaint in the United States District Court for the Eastern District of Pennsylvania, or District Court, against Chester Water Authority claiming breach of contract, unjust enrichment and requesting declaratory judgment in relation to an agreement by Chester Water Authority to supply bulk water supplies to Artesian Water.  On February 11, 2011, Artesian Water received an answer and counterclaim from Chester Water Authority denying Artesian Water's claims and allegations, asserting a counterclaim for breach of contract and seeking monetary damages, related costs and attorneys' fees.

In January and February 2013 trials were held before a judge appointed authority, or Special Master.  On October 17, 2013, the Special Master filed preliminary recommendations with the District Court, which include a recommendation that the District Court order Artesian Water to pay to Chester Water Authority amounts withheld of approximately $2.3 million.  The amount withheld from Artesian Water's previous payments to Chester Water Authority was accrued by Artesian Water when invoiced by Chester Water Authority and the total is reflected in accrued expenses on our Consolidated Balance Sheet as of September 30, 2013.  The Special Master also recommended that a 10% late fee be paid by Artesian Water to Chester Water Authority totaling approximately $230,000, although such fee is not within Artesian Water's contract with Chester Water Authority or within any tariff posted by Chester Water Authority.  The Special Master rejected Chester Water Authority's counterclaim in his recommendation to the District Court.

Artesian Water intends to file objections to the preliminary recommendations filed by the Special Master.  A final judgment will not be entered until the District Court has considered the objections and any responses thereto.  Although Artesian Water intends to pursue vigorously its objections to the preliminary recommendations filed by the Special Master, there can be no assurances that it will prevail on any of the claims in the action, or, if it does prevail on one or more claims, of the amount or nature of recovery that may be awarded.

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

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).*

101
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: November 7, 2013	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: November 7, 2013	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).*

101
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

* Filed herewith