Form 10-K
period 2013-12-31
ARTESIAN RESOURCES CORP
filed 2014-03-14
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

The aggregate market value of the Class A Non-Voting Common Stock and Class B Common Stock held by non-affiliates of the registrant at June 30, 2013 was $170,770,000 and $5,692,000, respectively.  The aggregate market value of Class A Non-Voting Common Stock was computed by reference to the closing price of such class as reported on the Nasdaq Global Market on June 30, 2013, which trade date was June 28, 2013.  The aggregate market value of Class B Common Stock was computed by reference to the last reported trade of such class as reported on the OTC Bulletin Board as of June 30, 2013, which trade date was June 19, 2013.

As of March 6, 2014, 7,957,531 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

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

PART I

ITEM 1. BUSINESS

General Information

Artesian Resources Corporation operates as the holding company of eight wholly-owned subsidiaries offering water, wastewater and other services on the Delmarva Peninsula.  Our principal subsidiary, Artesian Water Company, Inc., is the oldest and largest investor-owned public water utility on the Delmarva Peninsula, and has been providing superior water service since 1905.  We distribute and sell water, including water for public and private fire protection, to residential, commercial, industrial, municipal and utility customers throughout the states of Delaware, Maryland and Pennsylvania.  We provide wastewater services to customers in Delaware.  In addition, we provide contract water and wastewater operations, and water and sewer Service Line Protection Plans.  Our Class A Non-Voting Common Stock is listed on NASDAQ Global Select Market and trades under the symbol "ARTNA."

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

Our Market

Our current market area is the Delmarva Peninsula.  Our largest service area is primarily in the State of Delaware, which had an estimated population of approximately 926,000 at July 1, 2013.  According to the US Census Bureau, Delaware's population increased an estimated 3.1% from 2010 to 2013, as compared to the nationwide growth rate of approximately 2.4%.  Substantial portions of Delaware, particularly outside of New Castle County, are not served by a public water or wastewater system and represent potential opportunities for Artesian Water and Artesian Wastewater to obtain new exclusive franchised service areas.  We continue to focus resources on developing and serving existing service territories and obtaining new territories throughout the State.

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

We have interconnection agreements for the sale of water with the towns of Elkton and Chesapeake City, Maryland.  The Town of Elkton is required to take a minimum of 250,000 gallons per day of water through the interconnection and may take a maximum of 1.5 million gallons per day, or mgd.  In March 2013, the construction of the transmission line to Chesapeake City was completed.

We hold Certificates of Public Convenience and Necessity, or CPCNs, for approximately 280 square miles of exclusive water service territory and approximately 25 square miles of wastewater service territory, most of which is in Delaware and some in Maryland.  Our largest connected regional water system, consisting of approximately 141 square miles and 71,000 customers, is located in northern New Castle County and portions of southern New Castle County, Delaware.  A significant portion of our exclusive service territory in Delaware remains undeveloped, and if and when development occurs and there is population growth in these areas, along with the anticipated population growth in Maryland, we will increase our customer base by providing water and/or wastewater service to the newly developed areas and new customers.

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

Artesian Wastewater

Artesian Wastewater is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company.  As of December 31, 2013, Artesian Wastewater owned and operated four wastewater treatment facilities, which are capable of treating approximately 730,000 gallons per day and can be expanded to treat approximately 1.6 mgd.

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

One of the wastewater treatment facilities in Middletown now provides reclaimed wastewater for use in spray irrigation on public and agricultural lands in the area.  Our relationship with the Middletown has given us the opportunity to create the Artesian Water Resource Management Partnership, or AWRMP, to encourage and support the use of reclaimed water for agricultural irrigation and other needs.  Using reclaimed water to irrigate farm fields can save the Delmarva region millions of gallons of groundwater each day.  The AWRMP's first project in Middletown saves up to 3 mgd during the peak growing season.  Through the AWRMP initiative, Artesian will provide planning, engineering and technical expertise and help bring together the various state, local and private partners needed for water recycling project approvals.

Artesian Utility operates the WSLP Plan and the SSLP Plan.  Artesian Resources initiated the WSLP Plan in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines.  The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources.  As of December 31, 2013, approximately 18,400, or 25.8%, of our eligible water customers signed up for the WSLP Plan, approximately 12,800, or 17.9%, of our eligible customers signed up for the SSLP Plan and approximately 1,000 non-customer participants signed up for either the WSLP Plan or SSLP Plan.

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

We are subject to regulation by the following state regulatory commissions:

·  The Delaware Public Service Commission, or DEPSC, regulates both Artesian Water and Artesian Wastewater.
·  The Maryland Public Service Commission, or MDPSC, regulates both Artesian Water Maryland and Artesian Wastewater Maryland.
·  The Pennsylvania Public Utility Commission, or PAPUC, regulates Artesian Water Pennsylvania.

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

In late 2013, Artesian Water provided notice to the DEPSC of its intent to file an application on April 1, 2014 for a change in water rates.  Artesian Water's last request to implement new rates was filed in April 2011.

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

Other Regulatory Matters

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC.  This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility's overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period.  In May 2012, Artesian Water filed an application with the DEPSC for approval to collect a DSIC rate of 0.14% effective July 1, 2012.  This rate was based on approximately $486,000 in eligible plant improvements since the last rate application.  On June 19, 2012, the DEPSC approved the DSIC effective July 1, 2012.  In December 2013, the DEPSC issued an Order affirming the DSIC rate effective July 1, 2012.  In November 2012, Artesian Water filed an application with the DEPSC for approval to collect a DSIC rate of 1.59% effective January 1, 2013.  This rate was based on approximately $4.6 million in eligible plant improvements since the last rate application.  On December 14, 2012, the DEPSC approved the DSIC effective January 1, 2013, subject to audit at a later date.  In May 2013, Artesian Water filed an application with the DEPSC for approval to collect a DSIC rate of 2.09% effective July 1, 2013.  This rate was based on approximately $2.0 million in eligible plant improvements since the last rate application.  On June 18, 2013, the DEPSC approved the DSIC effective July 1, 2013, subject to audit at a later date.  In November 2013, Artesian Water filed an application with the DEPSC for approval to collect a DSIC rate of 3.32% effective January 1, 2014. This rate was based on approximately $4.9 million in eligible plant improvements since the last rate application.  On December 17, 2013, the DEPSC approved the DSIC effective January 1, 2014, subject to audit at a later date. For the years ended December 31, 2013 and December 31, 2012, we earned approximately $1.1 million and $42,000 in DSIC revenue, respectively.

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

Under Delaware state laws and regulations, we are required to file applications with DNREC for water allocation permits for each of our operating wells pumping greater than 50,000 gallons per day.  We have 119 operating and 58 observation and monitoring wells in our Delaware systems.  At December 31, 2013, we had allocation permits for 103 wells, permit applications pending for 5 wells, and 11 wells that do not require a permit.  Our access to aquifers within our service territory is not exclusive.  Water allocation permits control the amount of water that can be drawn from water resources and are granted with specific restrictions on water level draw down limits, annual, monthly and daily pumpage limits, and well field allocation pumpage limits.  We are also subject to water allocation regulations that control the amount of water that we can draw from water sources.  As a result, if new or more restrictive water allocation regulations are imposed, they could have an adverse effect on our ability to supply the demands of our customers, and in turn, our water supply revenues and results of operations.  Our ability to supply the demands of our customers historically has not been affected by private usage of the aquifers by landowners or the limits imposed by the state of Delaware.  Because of the extensive regulatory requirements relating to the withdrawal of any significant amounts of water from the aquifers, we believe that third party usage of the aquifers within our service territory will not interfere with our ability to meet the present and future demands of our customers.

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

Our primary sources of water are our wells that pump groundwater from aquifers and other formations.  To supplement our groundwater supply, we purchase treated surface water through interconnections only in the northern service area of our New Castle County, Delaware system.  The purchased treated surface water is blended with our groundwater supply for distribution to our customers.  Nearly 84% of the overall 7.3 billion gallons of water we distributed in all of our Delaware systems during 2013 came from our groundwater wells, while the remaining 16% came from interconnections with other utilities and municipalities.  The majority of the 0.1 billion gallons of water we distributed in all of our Maryland systems during 2013 came from our groundwater wells, while a portion came from treated surface water.  During 2013, our average rate of water pumped to our Delaware systems was approximately 16.9 mgd from our groundwater wells and approximately 3.2 mgd was supplied from interconnections.  We have one water treatment facility that treats surface water from the Susquehanna River, located in Cecil County, Maryland.  Our peak water supply capacity currently is approximately 59.0 mgd in Delaware and approximately 2.0 mgd in Maryland.  We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

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

In Delaware, we have 22 interconnections with 2 neighboring water utilities and 6 municipalities that provide us with the ability to purchase or sell water.  An interconnection agreement with the Chester Water Authority has a "take or pay" clause requiring us to purchase 1.095 billion gallons annually.  During the fiscal year ended December 31, 2013, we used the minimum draw under this agreement.  The Chester Water Authority agreement, which expires December 31, 2021, provides for the right to extend the term of this agreement through and including December 31, 2047, at our option, subject to the approval of the Susquehanna River Basin Commission.  All of the interconnections provide Artesian Water the ability to sell water to neighboring water utilities or municipalities.  In Maryland, we have an interconnection that connects the Artesian Water system in Delaware to the Meadowview System, an interconnection with a neighboring utility, and three interconnections with the Town of Elkton.  The interconnection with the Artesian Water Delaware system is capable of providing up to 3.0 mgd of water to our Maryland systems, of which 1.5 mgd is available to the Town of Elkton per our agreement with the Town.  In March 2013, the interconnection to the Town of Chesapeake City was completed.  The Town of Chesapeake City placed in service an interconnection and 1.57 miles of new water main to provide water to the Town of Chesapeake City from the Artesian Water Delaware system on Chesapeake City Road.  The Chesapeake City Road plant is capable of producing up to 3 mgd and is part of a regional system with a production capacity of up to 28 mgd.

As of December 31, 2013, we were serving customers through approximately 1,182 miles of transmission and distribution mains.  Mains range in diameter from two inches to twenty-four inches, and most of the mains are made of ductile iron or cast iron.  We supply public fire protection service through approximately 5,703 hydrants installed throughout our service territories.

We have 29 storage tanks in Delaware, most of which are elevated, providing total system storage of 42 million gallons.  We have developed and are using an Aquifer Storage and Recovery, or ASR, system in New Castle County, Delaware.  Our ASR system provides approximately 130 million gallons of storage capacity, which can be withdrawn at an average rate of approximately 1 mgd.  At some locations, we rely on hydropneumatic tanks to maintain adequate system pressures.  Where possible, we combine our smaller satellite systems with systems having elevated storage facilities.  In Cecil County, Maryland we have 7 storage tanks capable of storing approximately 2.4 million gallons.

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

Employees

The Company has no collective bargaining agreements with any of its employees, and its work force is not union organized or union represented.  As of December 31, 2013, we employed 237 full-time and 2 part-time employees.  Of these employees, 24 were officers and managers; 140 were employed as operations personnel, including engineers, technicians, draftsman, maintenance and repair persons, meter readers and utility personnel; and 56 were employed in accounting, budgeting, information systems, human resources, customer relations and public relations.  The remaining 19 employees were administrative personnel.  We believe that our employee relations are good.

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

We rely on governmental approvals in the States of Delaware and Maryland for applicable water allocation, water appropriation and water capacity permits related to additional systems that will assist in the operation of our water business as well as wastewater collection, treatment and disposal permits that will assist in the operation of our wastewater business.

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

The effects of adverse U.S. economic conditions may lead to a number of impacts on our business that may materially and adversely affect our financial condition and results of operations.  Such impacts may include a reduction in discretionary and recreational water use by our residential water customers, particularly during the summer months; a decline in usage by industrial and commercial customers as a result of decreased business activity and commerce in our customers' businesses; an increased incidence of customers' inability, bankruptcy or delay in paying their bills which may lead to higher bad debt expense and reduced cash flow; and a lower natural customer growth rate may result as compared to what had been experienced before the economic downturn due to a decline in new housing starts and a possible slight decline in the number of active customers due to housing vacancies or abandonments.

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

As previously disclosed, on December 22, 2010, Artesian Water filed a complaint in the United States District Court for the Eastern District of Pennsylvania, or District Court, against Chester Water Authority claiming breach of contract, unjust enrichment and requesting declaratory judgment in relation to an interconnection agreement with Chester Water Authority to supply bulk water supplies to Artesian Water.  On February 11, 2011, Artesian Water received an answer and counterclaim from Chester Water Authority denying Artesian Water's claims and allegations, asserting a counterclaim for breach of contract and seeking monetary damages, related costs and attorneys' fees.

In January and February 2013 trials were held before a judge appointed authority, or Special Master.  On October 17, 2013, the Special Master filed preliminary recommendations with the District Court, which include a recommendation that the District Court order Artesian Water to pay to Chester Water Authority amounts withheld of approximately $2.6 million.  The amount withheld from Artesian Water's previous payments to Chester Water Authority was accrued by Artesian Water when invoiced by Chester Water Authority and the total is reflected in accrued expenses on our Consolidated Balance Sheet as of December 31, 2013.  The Special Master also recommended that a 10% late fee be paid by Artesian Water to Chester Water Authority totaling approximately $230,000, although such fee is not within Artesian Water's contract with Chester Water Authority or within any tariff posted by Chester Water Authority.  The Special Master rejected Chester Water Authority's counterclaim in his recommendation to the District Court.

In November 2013, Artesian Water filed objections to the preliminary recommendations filed by the Special Master.  A final judgment will not be entered until the District Court has considered the objections and any responses thereto.  Although Artesian Water intends to pursue vigorously its objections to the preliminary recommendations filed by the Special Master, there can be no assurances that it will prevail on any of the claims in the action, or, if it does prevail on one or more claims, of the amount or nature of recovery that may be awarded.

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

We rely on our information technology systems to manage our operation of our business.  Specifically with respect to customer service and billing, managing construction projects, managing our financial records, tracking assets, remotely monitoring some of our treatment, storage and pumping facilities and managing human resources, inventory and accounts receivable collections.  Such systems require periodic modifications, upgrades and or replacement that subject us to inherent costs and risks, including substantial capital expenditures, additional administration and operating expenses, and other risks and costs of delays in transitioning to new systems or of integrating new systems into our current systems.  Our computer and communications systems and operations could be damaged or interrupted by natural disasters, telecommunications failures or acts of war or terrorism or similar events or disruptions. A loss of these systems or major problems with the operation of these systems could affect our operations and have a material adverse effect on our results of operations.

There have been an increasing number of cyber-attacks on companies around the world, which have caused operational failures or compromised sensitive corporate or customer data. These attacks have occurred over the internet, through malware, viruses or attachments to e-mails or through persons inside the organization or with access to systems inside the organization. We have implemented security measures and will continue to devote resources to address any security vulnerabilities in an effort to prevent cyber-attacks. Despite our efforts, a cyber-attack, if it occured, could cause water or wastewater system problems, disrupt service to our customers, compromise important data or systems or result in an unintended release of customer information. We feel we have adequate cyber-security insurance coverage to mitigate the cost of any such cyber-attack, however, a possible cyber-attack could affect our operations and have a material adverse effect on our results of operations.

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

Artesian Water owns land, rights-of-way, easements, transmission and distribution mains, pump facilities, treatment plants, storage tanks, meters, vehicles and related equipment and facilities throughout Delaware, of which the majority is used for utility operations.  Artesian Water Pennsylvania owns transmission and distribution mains. Artesian Water Maryland owns land, transmission and distribution mains, pump facilities and storage tanks.  Artesian Wastewater owns land, rights-of-way, easements, treatment and disposal plants, collection mains and lift stations.  Artesian Wastewater owns a 75-acre parcel of land for the operation of the wastewater facility known as the Northern Sussex Regional Water Recharge Complex.  The following table indicates our utility plant as of December 31, 2013.

Utility plant comprises:
In thousands
	Estimated Useful Life (In Years)	2013
Utility plant at original cost
Utility plant in service-Water
Intangible plant	---	$140
Source of supply plant	45-85	17,778
Pumping and water treatment plant	8-62	65,089
Transmission and distribution plant
Mains	81	205,759
Services	39	32,912
Storage tanks	76	23,895
Meters	26	21,585
Hydrants	60	10,964
General plant	3-31	49,593

Utility plant in service-Wastewater
Treatment and Disposal Plant	35-62	12,420
Collection Mains and Lift Stations	81	6,745
General plant	3-31	860

Property held for future use	---	14,865
Construction work in progress	---	5,793
		468,398
Less – accumulated depreciation		89,438
		$378,960

Substantially all of Artesian Water's utility plant, except the utility plant in the town of Townsend, Delaware, is pledged as security for First Mortgage Securities.  As of December 31, 2013, no other utility plant has been pledged as security for loans.

We believe that our properties are generally maintained in good condition and in accordance with current standards of good water and wastewater works industry practice.  We believe that all of our existing facilities adequately meet current necessary production capacities and current levels of utilization.

ITEM 3.                          LEGAL PROCEEDINGS

As previously disclosed, on December 22, 2010, Artesian Water filed a complaint in the United States District Court for the Eastern District of Pennsylvania, or District Court, against Chester Water Authority claiming breach of contract, unjust enrichment and requesting declaratory judgment in relation to an interconnection agreement with Chester Water Authority to supply bulk water supplies to Artesian Water.  On February 11, 2011, Artesian Water received an answer and counterclaim from Chester Water Authority denying Artesian Water's claims and allegations, asserting a counterclaim for breach of contract and seeking monetary damages, related costs and attorneys' fees.

In January and February 2013 trials were held before a judge appointed authority, or Special Master.  On October 17, 2013, the Special Master filed preliminary recommendations with the District Court, which include a recommendation that the District Court order Artesian Water to pay to Chester Water Authority amounts withheld of approximately $2.6 million.  The amount withheld from Artesian Water's previous payments to Chester Water Authority was accrued by Artesian Water when invoiced by Chester Water Authority and the total is reflected in accrued expenses on our Consolidated Balance Sheet as of December 31, 2013.  The Special Master also recommended that a 10% late fee be paid by Artesian Water to Chester Water Authority totaling approximately $230,000, although such fee is not within Artesian Water's contract with Chester Water Authority or within any tariff posted by Chester Water Authority.  The Special Master rejected Chester Water Authority's counterclaim in his recommendation to the District Court.

In November 2013, Artesian Water filed objections to the preliminary recommendations filed by the Special Master.  A final judgment will not be entered until the District Court has considered the objections and any responses thereto.  Although Artesian Water intends to pursue vigorously its objections to the preliminary recommendations filed by the Special Master, there can be no assurances that it will prevail on any of the claims in the action, or, if it does prevail on one or more claims, of the amount or nature of recovery that may be awarded.

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

Market Information for the Company's Common Equity
Artesian Resources' Class A Non-Voting Common Stock, or Class A Stock, is listed on NASDAQ Global Select Market and trades under the symbol "ARTNA."  On March 6, 2014, the last closing sale price as reported by the NASDAQ Global Select Market was $22.29 per share.  On March 6, 2014, there were 747 holders of record of the Class A Stock.  The following table sets forth, for the periods indicated, the high and low closing sale prices for the Class A Stock as reported by NASDAQ Global Select Market and the cash dividends declared per share.

CLASS A NON-VOTING COMMON STOCK

	High	Low	Dividend Per Share
2012
First Quarter	$19.64	$18.33	$0.1930
Second Quarter	21.54	18.43	0.1978
Third Quarter	23.48	20.65	0.1978
Fourth Quarter	24.24	19.95	0.2027

2013
First Quarter	$22.88	$21.73	$0.2027
Second Quarter	23.57	22.88	0.2057
Third Quarter	23.99	21.80	0.2057
Fourth Quarter	23.70	21.68	0.2088

Our Class B Voting Stock, or Class B Stock, is quoted on the OTC Bulletin Board under the symbol "ARTNB."  There has been a limited and sporadic public trading market for the Class B Stock.  As of March 6, 2014, the last reported trade of the Class B Stock on the OTC Bulletin Board was at a price of $22.00 per share on February 7, 2014.  As of March 6, 2014, we had 163 holders of record of the Class B Stock.  The Class B shares are paid the same dividend as the Class A shares noted in the table above.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2013, we did not issue any unregistered shares of our Class A or Class B Stock.

Equity Compensation Plan Information
The following table provides information on the shares of our Class A Stock that may be issued upon exercise of outstanding stock options as of December 31, 2013 under the Company's stockholder approved stock plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	387,000	$18.96	365,250

Equity compensation plans not approved by security holders	---	---	---

Total	387,000		365,250

The following graph compares the percentage change in cumulative shareholder return on the Company's Class A Stock with the Standard & Poor's 500 Stock Index and a Peer Group of water utility companies having similar market capitalizations.  The graph covers the period from December 2008 (assuming a $100 investment on December 31, 2008, and the reinvestment of any dividends) through December 2013:

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2008
2009
2010
2011
2012
2013
Artesian Resources Corporation
S&P 500 Index
Peer Group

		INDEXED RETURNS
	Base Period	Years Ending December 31
Company Name / Index	2008	2009	2010	2011	2012	2013
Artesian Resources Corporation	100	120.51	130.00	134.45	166.55	176.75
S&P 500 Index	100	126.46	145.51	148.59	172.37	228.19
Peer Group	100	98.78	117.63	134.07	159.70	188.89

The Peer Group includes American States Water Company, American Water Works Company, Inc., Aqua America, Inc., California Water Service Group, Connecticut Water Service, Inc., Middlesex Water Company, SJW Corporation and The York Water Company.

ITEM 6.	SELECTED FINANCIAL DATA

The selected statement of operations and balance sheet data shown below were derived from our consolidated financial statements. The consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K.  The consolidated statement of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 have been derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K.  You should read this selected financial data together with our consolidated financial statements and related notes, as well as the discussion under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In thousands, except per share and operating data	2013	2012	2011	2010	2009

STATEMENT OF OPERATIONS DATA

Operating revenues
Water sales	$61,846	$63,607	$57,564	$56,685	$53,871
Other utility operating revenue	3,253	3,169	3,302	2,973	2,208
Non-utility operating revenue	3,974	3,787	4,204	5,227	4,833
Total operating revenues	$69,073	$70,563	$65,070	$64,885	$60,912

Operating expenses
Operating and maintenance	$36,630	$36,217	$35,448	$34,714	$32,368
Depreciation and amortization	8,251	7,930	7,410	7,032	6,556
State and federal income taxes	5,588	6,616	4,654	5,082	4,860
Property and other taxes	4,120	3,945	3,822	3,789	3,483
Total operating expenses	$54,589	$54,708	$51,334	$50,617	$47,267

Operating income	$14,484	$15,855	$13,736	$14,268	$13,645
Other income, net	872	1,036	299	647	835
Total income before interest charges	$15,356	$16,891	$14,035	$14,915	$14,480

Interest charges	$7,055	$7,045	$7,289	$7,295	$7,218

Net income	$8,301	$9,846	$6,746	$7,620	$7,262
Dividends on preferred stock	---	---	---	---	---
Net income applicable to common stock	$8,301	$9,846	$6,746	$7,620	$7,262

Net income per share of common stock:
Basic	$0.95	$1.14	$0.83	$1.01	$0.97
Diluted	$0.94	$1.13	$0.83	$1.00	$0.97

Average shares of common stock outstanding:
Basic	8,774	8,666	8,122	7,557	7,454
Diluted	8,836	8,717	8,160	7,618	7,512
Cash dividends per share of common stock	$0.82	$0.79	$0.76	$0.75	$0.72

In thousands, except for operating data	2013	2012	2011	2010	2009
BALANCE SHEET DATA
Utility plant, at original cost less accumulated depreciation	$378,960	$366,563	$353,397	$345,383	$326,899
Total assets	$403,833	$391,714	$378,737	$371,529	$358,895
Lines of credit	$10,332	$10,717	$11,740	$29,071	$25,123
Long-term obligations and redeemable preferred stock, including current portions	$106,642	$107,368	$108,257	$106,606	$107,555
Stockholders' equity	$121,836	$118,180	$112,997	$95,146	$91,174
Total capitalization	$227,346	$224,437	$219,536	$200,207	$197,199

OPERATING DATA
Average water sales per customer	$755	$783	$714	$723	$701
Water pumped (millions of gallons)	7,286	7,407	7,401	7,517	7,063
Number of metered customers	81,900	81,200	80,600	78,400	76,900
Miles of water main	1,182	1,162	1,148	1,131	1,124

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our profitability is primarily attributable to the sale of water.  Gross water sales comprise 89.5% of total operating revenues for the year ended December 31, 2013.  Our profitability is also attributed to the various contract operations, water and sewer Service Line Protection Plans and other services we provide.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives.  Our contract operations, Service Line Protection Plans and other services provide a revenue stream that is not affected by changes in weather patterns.

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

Water Division

Overview

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases in our operating revenue.  The Town of Middletown, which is one of our municipal customers and is located in southern New Castle County, Delaware, has nearly doubled in population since 2001, and population growth in this area is expected to continue for some time as a result of ongoing and future residential, commercial and industrial construction.  As population growth continues in Middletown and other areas in Delaware, we believe that the demand for water will increase, thereby contributing to an increase in our operating revenues.  As of December 31, 2013, we had approximately 79,700 metered water customers in Delaware, an increase of approximately 700 compared to December 31, 2012.  The number of metered water customers in Maryland and Pennsylvania remained consistent with 2012.  For the year ended December 31, 2013, approximately 7.3 billion gallons of water were distributed in our Delaware systems and approximately 324.2 million gallons of water were distributed in our Maryland systems.

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

Artesian Utility operates the WSLP Plan and the SSLP Plan.  Artesian Resources initiated the WSLP Plan in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines.  The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources.  As of December 31, 2013, approximately 18,400, or 25.8%, of our eligible water customers signed up for the WSLP Plan, approximately 12,800, or 17.9%, of our eligible customers signed up for the SSLP Plan and approximately 1,000 non-customer participants signed up for either the WSLP Plan or SSLP Plan.

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

In our regulated wastewater division, we foresee significant growth opportunities and will continue to seek strategic partnerships and relationships with developers and municipalities to complement existing agreements for the provision of wastewater service on the Delmarva Peninsula.  Artesian Wastewater plans to utilize our larger regional wastewater facilities to expand service areas to new customers while transitioning our smaller treatment facilities into regional pump stations in order to gain additional efficiencies in the treatment and disposal of wastewater. We feel this will reduce operational costs at the smaller treatment facilities in the future since they will be converted from treatment and disposal plants to pump stations to assist with transitioning the flow of wastewater from one regional facility to another.

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

We record accounts receivable at the invoiced amounts.  The reserve for bad debts is adjusted based on the bad debt, which is calculated as a percentage of total water sales. The Company reviews the bad debt expense and the reserve for bad debts on a quarterly basis.  Account balances are written off against the reserve when it is probable the receivable will not be recovered.

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

Our long-lived assets consist primarily of utility plant in service and regulatory assets.  We review for impairment of our long-lived assets, including utility plant in service, in accordance with the requirements of FASB ASC Topic 360.  We review regulatory assets for the continued application of FASB ASC Topic 980.  Our review determines whether there have been changes in circumstances or events that have occurred that require adjustments to the carrying value of these assets.  Adjustments to the carrying value of these assets would be made in instances where changes in circumstances or events indicate the carrying value of the asset may not be recoverable.  The Company believes there are no impairments in the carrying amounts of its long-lived assets or regulatory assets at December 31, 2013.

Results of Operations

2013 Compared to 2012

Operating Revenues

Revenues totaled $69.1 million for the year ended December 31, 2013, $1.5 million, or 2.1%, below revenues for the year ended December 31, 2012 of $70.6 million.  Water sales revenues decreased $1.8 million, or 2.8%, for the year ended December 31, 2013 from the corresponding period in 2012.  A decrease in overall water consumption, a result of the effects of weather associated with the heavy precipitation experienced during 2013, reduced water sales revenues by $2.8 million for the year ended December 31, 2013 as compared to the same period in 2012.  Partially offsetting this decrease in water sales revenues was an increase in the Distribution System Improvement Charge, or DSIC, revenue of approximately $1.1 million for the year ended December 31, 2013 compared to the same period in 2012.  We realized 89.5% of our total operating revenue for the year ended December 31, 2013 from the sale of water as compared to 90.1% for the year ended December 31, 2012.

Other utility operating revenue increased approximately $84,000, or 2.7%, for the year ended December 31, 2013 compared to the year ended December 31, 2012.  The increase is primarily due to an increase in wastewater revenue.

Non-utility operating revenue increased approximately $187,000, or 4.9%, for the year ended December 31, 2013 compared to same period in 2012.  The increase is primarily due to an approximately $271,000 increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue.  The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service or clogged sewer lines up to an annual limit.  The increase in non-utility operating revenue is partially offset by an approximately $92,000 decrease in Artesian Utility revenue, related to a decrease in contract services performed for municipalities in Maryland and a decrease in design services.

Percentage of Operating Revenues
	2013	2012	2011
Water Sales
Residential	54.4%	55.4%	54.4%
Commercial	21.3	21.5	20.9
Industrial	0.1	0.1	0.2
Government and Other	13.7	13.1	12.8
Non-utility operating revenues	5.8	5.4	6.7
Other utility operating revenues	4.7	4.5	5.0
Total	100.0%	100.0%	100.0%

Residential

Residential water service revenues in 2013 amounted to $37.5 million, a decrease of $1.6 million, or 4.0% below the $39.1 million recorded in 2012, primarily due to a decrease in overall water consumption.  The decrease in 2013 follows an increase of $3.7 million, or 10.5%, in 2012, which was primarily due to an 11.13% permanent increase in rates effective January 1, 2012.  The volume of water sold to residential customers decreased to 3,616 million gallons in 2013 compared to 3,959 million gallons in 2012, an 8.7% decrease, primarily the result of weather associated with the heavy precipitation experienced during 2013.  The number of residential customers served increased by approximately 745, or 1.0%, in 2013.

Commercial

Water service revenues from commercial customers in 2013 decreased by 3.4%, from $15.2 million in 2012 to $14.7 million in 2013, primarily due to a decrease in water consumption.  We sold 2,012 million gallons of water to commercial customers in 2013, a slight decrease as compared to 2,118 million gallons sold in 2012.

Industrial

Water service revenues from industrial customers increased from $70,000 in 2012 to $82,000 in 2013.  The volume of water sold to industrial customers increased from 8 million gallons in 2012 to 10 million gallons in 2013.

Government and Other

Government and other water service revenues in 2013 increased by 3.1%, from $9.2 million in 2012 to $9.5 million in 2013, primarily due to an increase in consumption from re-sale customers.  The volume of water sold to government and other customers increased from 645 million gallons in 2012 to 731 million gallons in 2013.

Other Utility Operating Revenue

Other utility operating revenue, derived from contract operations, antenna leases on water tanks, finance/service charges and wastewater customer service revenues increased 2.7% in 2013, from $3.2 million in 2012 to $3.3 million in 2013.  As a percentage of operating revenues, other utility operating revenues increased to 4.7% from 4.5%.  The increase is primarily due to increased wastewater revenue.

Non-Utility Operating Revenue

Non-utility operating revenue, derived from non-regulated water and wastewater operations, increased from $3.8 million in 2012 to $4.0 million in 2013.  The increase is primarily due to an approximately $271,000 increase in water and wastewater SLP Plans revenue. The increase in non-utility operating revenue is partially offset by an approximately $92,000 decrease in Artesian Utility revenue, related to a decrease in contract services performed for municipalities in Maryland and a decrease in design services.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.6 million, or 1.5%, to $40.8 million in 2013.  The components of the change in operating expenses includes an increase in utility operating expenses of $0.4 million and an increase in property and other taxes of $0.2 million.

The increase in utility operating expenses of $0.4 million, or 1.1%, in 2013 as compared to 2012, is primarily comprised of an increase in administration expenses, partially offset by a decrease in payroll and employee benefit costs.

Administration expenses increased $0.6 million, or 12.3%, of which $0.5 million is due to increased legal costs associated with the litigation against Chester Water Authority in regard to the proper determination of the rate charged for water purchased under contract from the Chester Water Authority.  In addition, consulting services increased primarily related to the upgrade of our customer service software.

Payroll and employee benefit costs decreased $0.2 million, or 0.8%, primarily the result of bonuses issued to employees in 2012 not issued in 2013, partially offset by an increase in medical benefit premiums and an increase in wages.

Non-utility expenses increased approximately $21,000, or 1.0%, primarily the result of increased SLP Plan repair costs in Artesian Utility, as compared to the same period in 2012.  The increased repair costs are a result of increased SLP Plan participation.

Percentage of Operating and Maintenance Expenses
	2013	2012	2011
Payroll and Associated Expenses	49.8%	50.8%	47.7%
Administrative	21.7	20.1	20.9
Purchased Water	11.0	11.2	10.8
Repair and Maintenance	8.2	8.5	8.1
Water Treatment	3.5	3.6	3.6
Non-utility Operating	5.8	5.8	8.9

Total	100.0%	100.0%	100.0%

Property and other taxes increased by $0.2 million, or 4.4%, compared to the same period in 2012, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and an increase in utility plant subject to taxation.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.

The ratio of operating expense, excluding depreciation and income taxes, to total operating revenues was 59.0% for the year ended December 31, 2013, compared to 56.9% for the year ended December 31, 2012.

Depreciation and amortization expense increased $0.3 million, or 4.0%, primarily due to continued investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense decreased $1.0 million, primarily due to lower pre-tax income for the year ended December 31, 2013, compared to the year ended December 31, 2012.  Our total effective income tax rate, or ETR, for 2013 and 2012 was 40.2%.

Other Income, Net

Miscellaneous income decreased $165,000 primarily due to a refund of assessment payments previously paid to the Delaware Public Service Commission, or DEPSC, received in 2012.  Each year public utility companies, like Artesian Water, are required to fund the DEPSC's operations by paying an assessment based on their estimated annual gross revenues.  After periodic review by the DEPSC, excess funds above those necessary to operate the DEPSC are refunded to the respective public utility company.  The amount refunded to Artesian in 2012 reflected an assessment that covered a 4-year period from 2007 to 2010.  The amount refunded to Artesian in 2013 reflects an assessment that covers 2011.  Refunds from the DEPSC related to excess fund payments are not typical and we can make no assurances that refunds for excess payments will be issued in the future.

Interest Charges

Interest charges increased $10,000, or 0.1%, primarily due to an increase in short-term debt outstanding.

Net Income

For the year ended December 31, 2013, our net income applicable to common stock decreased $1.5 million compared to the same period a year ago.  This decrease in net income was due to lower operating income margins in our water utility business, primarily the result of decreased water sales revenue and increased legal costs.  The decreased water sales revenue is primarily due to a decrease in overall water consumption, which is the result of the effects of weather associated with the heavy precipitation experienced during 2013.  The increased legal costs, approximately $0.5 million, are primarily associated with the litigation against Chester Water Authority in regard to the proper determination of the rate charged for water purchased under contract.

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

Other Income, Net

Miscellaneous income increased approximately $577,000 primarily due to an approximately $349,000 reclassification of deferred acquisition costs from regulatory assets on our 2011 Consolidated Balance Sheet to miscellaneous other income (expense) on our 2011 Consolidated Statement of Operations, as a result of the termination of agreements discussed in Item 1 – Business – Artesian Wastewater Maryland of the 2012 Form 10-K.  In addition, miscellaneous income increased due to an approximately $168,000 refund of assessment payments previously paid to the Delaware Public Service Commission, or DEPSC.  Each year public utility companies, like Artesian Water, are required to fund the DEPSC's operations by paying an assessment based on their estimated annual gross revenues.  After periodic review by the DEPSC, excess funds above those necessary to operate the DEPSC are refunded to the respective public utility company.  The amount refunded to Artesian in 2012 reflects an assessment that covers a 4 year period from 2007 to 2010.  Refunds from the DEPSC related to excess fund payments are not typical and we can make no assurances that refunds for excess payments will be issued in the future.

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity for the year ended December 31, 2013 were $21.0 million provided by cash flow from operating activities, $5.7 million in net contributions and advances from developers and $2.4 million in net proceeds from the issuance of common stock.  In addition, the Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.  We paid $7.2 million, $6.9 million and $6.2 million in 2013, 2012 and 2011, respectively.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

The amount outstanding on the Company's lines of credit was $10.3 million as of December 31, 2013, a decrease of $0.4 million under the amount outstanding as of December 31, 2012, compared to a decrease of $1.0 million for the year ended December 31, 2012 over the outstanding balance as of December 31, 2011.

We depend on the availability of capital for expansion, construction and maintenance.  We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations.  We expect that our aggregate investments in our utility plant and systems in 2014 will be approximately $28.6 million.  Our total obligations related to interest and principal payments on indebtedness, rental payments and water service interconnection agreements for 2014 are anticipated to be approximately $11.9 million.  We expect to fund our activities for the next year using our available cash balances, bank credit lines and projected cash generated from operations.  We believe that internally generated funds along with existing credit facilities will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements.  However, since part of our business strategy is to expand through strategic acquisitions, we may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes.

Investment in Plant and Systems

The primary focus of Artesian Water's investment was to continue to provide high quality reliable service to our growing service territory.  We invested $21.2 million in capital expenditures during 2013 compared to $20.5 million invested during the same period in 2012. During 2013, we invested $2.7 million to enhance or improve existing treatment facilities and for the rehabilitation of pumping equipment to better serve our customers.  We invested $0.7 million to upgrade and automate our meter reading equipment.  We invested approximately $7.8 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities.  We invested approximately $0.4 million in mandatory utility plant expenditures due to governmental highway projects which require the relocation of water service mains in addition to facility improvements and upgrades.  Developers financed $4.3 million for the installation of water mains and hydrants in 2013 compared to $1.6 million in 2012.  We invested $1.1 million for equipment purchases, computer hardware and software upgrades, and furniture and equipment related to renovations made to our main office building located in New Castle County.  We also invested $2.3 million to upgrade our customer service software.  The investment in general plant also includes an additional investment of $0.8 million for transportation and equipment purchases.  An additional $1.1 million was invested in wastewater projects in Delaware.

The following chart summarizes our investment in plant and systems over the past three fiscal years.

In thousands	2013	2012	2011

Source of supply	$885	$1,321	$2,930
Treatment and pumping	1,857	5,025	1,004
Transmission and distribution	9,016	7,681	7,496
General plant and equipment	4,253	3,460	1,701
Developer financed utility plant	4,292	1,632	1,802
Wastewater facilities	1,094	1,632	954
Allowance for Funds Used During Construction, AFUDC	(209)	(205)	(100)

Total	$21,188	$20,546	$15,787

Of the $28.6 million we expect to invest in 2014, approximately $9.2 million will be invested in transmission and distribution facilities, including the replacement of facilities, and the extension of facilities to address service needs in growth areas of our service territory.  Approximately $1.5 million will be invested in the relocations of facilities as a result of government mandates and renewals associated with the rehabilitation of aging infrastructure.  Approximately $8.6 million will be invested for new treatment facilities, facility upgrades, equipment and wells throughout Delaware and Maryland to identify, develop, treat and protect sources of water supply to assure uninterrupted service to our customers.  In addition, we will refund $1.2 million to customers, real estate developers and builders related to previous advances for construction they provided to Artesian in order to extend water service to their properties.

We also plan to invest $4.4 million in general plant, which includes new corporate automation, building renovations and transportation and equipment upgrades.  Additionally, $3.7 million will be invested in Artesian Wastewater for ongoing construction of wastewater plants.  Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

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

Lines of Credit

At December 31, 2013, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of December 31, 2013, there was $35.7 million of available funds under this line of credit.  The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 29, 2014 or any date on which Citizens demands payment.

At December 31, 2013, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of December 31, 2013, there was $14.0 million of available funds under this line of credit.  The interest rate for borrowings under this line is LIBOR plus 1.50%.  The term of this line of credit expires on January 13, 2015.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$10,332	$	-----	$	-----	$	-----

Long-Term Debt

Artesian Water's trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66⅔% of total capitalization.  Our debt to total capitalization, including the short-term portion thereof, was 46.7% at December 31, 2013.  In addition, our revolving line of credit with CoBank contains customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets, change our business or incur additional indebtedness.  In addition, this line of credit requires us to abide by certain financial covenants and ratios.  As of December 31, 2013, we were in compliance with these covenants.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$6,944	$13,776	$37,075	$110,646	$168,441
State revolving fund loans (principal and interest)	871	1,873	1,873	7,259	11,876
Operating leases	71	104	109	1,590	1,874
Unconditional purchase obligations	3,780	7,571	7,561	11,352	30,264
Tank painting contractual obligation	268	536	---	---	804
Total contractual cash obligations	$11,934	$23,860	$46,618	$130,847	$213,259

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

On July 15, 2011, Artesian Water entered into a Financing Agreement with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of Delaware, or the Department.  The Company has been given a loan of approximately $3.6 million, or the Loan, from the Delaware Safe Drinking Water Revolving Fund to finance all or a portion of the cost to replace specific water transmission mains in service areas located in New Castle County, Delaware (collectively, the "Project").  In accordance with the Financing Agreement, the Company will from time to time request funds under the Loan as it incurs costs in connection with the Project.  The Company shall pay to the Department, on the principal amount drawn down and outstanding from the date drawn, interest at a rate of 1.7% per annum and an administrative fee at the rate of 1.7% per annum.  As of December 31, 2013, approximately $1.9 million was borrowed under this Loan.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 16 to our Consolidated Financial Statements for a full description of the impact of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2043, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt's maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at December 31, 2013 were approximately $10.3 million.  An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing a two year supply contract, at a fixed price.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	December 31, 2013	December 31, 2012
Utility plant, at original cost less accumulated depreciation	$378,960	$366,563
Current assets
Cash and cash equivalents	422	617
Accounts receivable (less allowance for doubtful accounts 2013 - $221; 2012-$241)	5,115	5,728
Unbilled operating revenues	3,009	2,997
Materials and supplies	1,485	1,353
Prepaid property taxes	1,491	1,328
Prepaid expenses and other	1,732	1,457
Total current assets	13,254	13,480
Other assets
Non-utility property (less accumulated depreciation 2013-$389; 2012-$309)	4,142	4,082
Other deferred assets	5,172	5,196
Total other assets	9,314	9,278
Regulatory assets, net	2,304	2,393
	$403,832	$391,714

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$8,830	$8,710
Preferred stock	—	—
Additional paid-in capital	90,841	88,399
Retained earnings	22,165	21,071
Total stockholders' equity	121,836	118,180
Long-term debt, net of current portion	105,510	106,257
	227,346	224,437
Current liabilities
Lines of credit	10,332	10,717
Current portion of long-term debt	1,132	1,111
Accounts payable	4,140	3,499
Accrued expenses	3,710	3,430
Overdraft payable	746	750
Deferred income taxes	838	837
Accrued interest	1,054	1,065
Customer deposits	801	967
Other	2,810	2,563
Total current liabilities	25,563	24,939

Commitments and contingencies (Note 10)	—	—

Deferred credits and other liabilities
Net advances for construction	11,427	13,023
Postretirement benefit obligation	309	374
Deferred investment tax credits	601	622
Utility plant retirement cost obligation	979	1,092
Deferred income taxes	49,742	45,879
Total deferred credits and other liabilities	63,058	60,990

Net contributions in aid of construction	87,865	81,348
	$403,832	$391,714

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts

	For the Year Ended December 31,
	2013	2012	2011

Operating revenues
Water sales	$61,846	$63,607	$57,564
Other utility operating revenue	3,253	3,169	3,302
Non-utility operating revenue	3,974	3,787	4,204
	69,073	70,563	65,070
Operating expenses
Utility operating expenses	34,509	34,117	32,300
Non-utility operating expenses	2,121	2,100	3,148
Depreciation and amortization	8,251	7,930	7,410
Taxes
State and federal income taxes
Current	1,725	1,940	106
Deferred	3,863	4,676	4,548
Property and other taxes	4,120	3,945	3,822
	54,589	54,708	51,334

Operating income	14,484	15,855	13,736

Other income, net
Allowance for funds used during construction (AFUDC)	324	323	163
Miscellaneous	548	713	136
	872	1,036	299

Income before interest charges	15,356	16,891	14,035

Interest charges	7,055	7,045	7,289

Net income applicable to common stock	$8,301	$9,846	$6,746

Income per common share:
Basic	$0.95	$1.14	$0.83
Diluted	$0.94	$1.13	$0.83

Weighted average common shares outstanding:
Basic	8,774	8,666	8,122
Diluted	8,836	8,717	8,160

Cash dividends per share of common stock	$0.8229	$0.7913	$0.7626

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	For the Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,301	$9,846	$6,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,251	7,930	7,410
Deferred income taxes, net	3,843	4,191	4,466
Stock compensation	123	108	120
AFUDC, equity portion	(208)	(205)	(100)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	457	(757)	215
Unbilled operating revenues	(12)	639	(22)
Materials and supplies	(132)	130	(237)
Prepaid property taxes	(163)	(35)	(33)
Prepaid expenses and other	(275)	73	1,110
Other deferred assets	(139)	(266)	(254)
Regulatory assets	50	341	(124)
Accounts payable	641	715	(617)
Accrued expenses	280	1,177	127
Accrued interest	(11)	(85)	34
Customer deposits and other, net	81	(348)	451
Postretirement benefit obligation	(65)	(81)	(70)
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,022	23,373	19,222

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(21,188)	(20,546)	(15,787)
Proceeds from sale of assets	33	29	55
NET CASH USED IN INVESTING ACTIVITIES	(21,155)	(20,517)	(15,732)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under lines of credit agreements	(385)	(1,023)	(17,331)
(Decrease) increase in overdraft payable	(4)	385	(375)
Net advances and contributions in aid of construction	5,701	3,629	1,640
Change in deferred debt issuance costs	120	119	72
Net proceeds from issuance of common stock	2,439	2,079	17,176
Dividends paid	(7,207)	(6,850)	(6,191)
Issuance of long-term debt	385	729	3,195
Principal repayments of long-term debt	(1,111)	(1,618)	(1,544)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(62)	(2,550)	(3,358)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(195)	306	132

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	617	311	179

CASH AND CASH EQUIVALENTS AT END OF YEAR	$422	$617	$311

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions	$948	$1,904	$706
Contractual amounts of contributions in aid of construction due from developers included in accounts receivable	$349	$629	$627
Contractual amounts of contributions in aid of construction received from developers included in accounts receivable	$505	$602	$509

Supplemental Disclosures of Cash Flow Information:
Interest paid	$7,066	$7,255	$7,255
Income taxes paid	$2,014	$312	$312

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
In thousands

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2010	6,755	882	$6,755	$882	$69,989	$17,520	$95,146

Net income	—	—	—	—	—	6,746	6,746
Cash dividends declared
Common stock	—	—	—	—	—	(6,191)	(6,191)
Issuance of common stock
Stock issuance	888	—	888	—	14,746	—	15,634
Dividend reinvestment plan	21	—	21	—	373	—	394
Employee stock options and awards(4)	25	—	25	—	543	—	568
Employee Retirement Plan(3)	40	—	40	—	660	—	700
Balance as of December 31, 2011	7,729	882	$7,729	$882	$86,311	$18,075	$112,997

Net income	—	—	—	—	—	9,846	9,846
Cash dividends declared
Common stock	—	—	—	—	—	(6,850)	(6,850)
Issuance of common stock
Dividend reinvestment plan	22	—	22	—	439	—	461
Employee stock options and awards(4)	58	—	58	—	1,269	—	1,327
Employee Retirement Plan(3)	19	—	19	—	380	—	399
Balance as of December 31, 2012	7,828	882	$7,828	$882	$88,399	$21,071	$118,180

Net income	—	—	—	—	—	8,301	8,301
Cash dividends declared
Common stock	—	—	—	—	—	(7,207)	(7,207)
Issuance of common stock
Dividend reinvestment plan	27	—	27	—	572	—	599
Employee stock options and awards(4)	68	—	68	—	1,340	—	1,408
Employee Retirement Plan(3)	25	—	25	—	530	—	555
Balance as of December 31, 2013	7,948	882	$7,948	$882	$90,841	$22,165	$121,836

(1)	At December 31, 2013, 2012, and 2011, Class A Common Stock had 15,000,000 shares authorized. For the same periods, shares issued were 7,977,546, 7,856,485 and 7,753,730, respectively.
(2)	At December 31, 2013, 2012, and 2011, Class B Common Stock had 1,040,000 shares authorized and 882,000 shares issued.
(3)	Artesian Resources Corporation registered 500,000 shares of Class A Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
(4)	Under the Equity Compensation Plan, effective May 25, 2005 Artesian Resources Corporation authorized up to 500,000 shares of Class A Common Stock for issuance of grants in forms of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the Plan.

The notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The audited consolidated financial statements are presented in accordance with the requirements of Form 10-K and consequently include all the disclosures required in the consolidated financial statements included in the Company's annual report on Form 10-K.  The accompanying consolidated financial statements include the accounts of Artesian Resources Corporation and its subsidiaries and all intercompany balances and transactions between subsidiaries have been eliminated.

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

Utility Plant

Utility plant is stated at original cost.  Cost includes direct labor, materials, AFUDC (see description below) and indirect charges for such items as transportation, supervision, pension, and other fringe benefits related to employees engaged in construction activities.  When depreciable units of utility plant are retired, any cost associated with retirement, less any salvage value or proceeds received will be charged to a regulated retirement liability.  Maintenance, repairs, and replacement of minor items of plant are charged to expense as incurred.

In accordance with a rate order issued by the DEPSC, Artesian Water accrues an Allowance for Funds Used During Construction, or AFUDC.  AFUDC, which represents the cost of funds devoted to construction projects through the date the project is placed in service, is capitalized as part of construction work in progress.  The rate used for the AFUDC calculation is based on Artesian Water's weighted average cost of debt and the rate of return on equity authorized by the DEPSC.  The rate used to capitalize AFUDC in 2013, 2012, and 2011 was 8.2%.

Utility plant comprises:
In thousands
		December 31,
	Estimated Useful Life (In Years)	2013	2012
Utility plant at original cost
Utility plant in service-Water
Intangible plant	—	$140	$140
Source of supply plant	45-85	17,778	17,663
Pumping and water treatment plant	8-62	65,089	64,200
Transmission and distribution plant
Mains	81	205,759	195,671
Services	39	32,912	31,627
Storage tanks	76	23,895	23,814
Meters	26	21,585	20,652
Hydrants	60	10,964	10,505
General plant	3-31	49,593	46,520

Utility plant in service-Wastewater
Treatment and Disposal Plant	35-62	12,420	11,708
Collection Mains & Lift Stations	81	6,745	6,031
General plant	3-31	860	783

Property held for future use	—	14,865	14,525
Construction work in progress	—	5,793	6,198
		468,398	450,037
Less – accumulated depreciation		89,438	83,474
		$378,960	$366,563

Depreciation and Amortization

For financial reporting purposes, depreciation is recorded using the straight-line method at rates based on estimated economic useful lives, which range from 3 to 85 years.  Composite depreciation rates for water utility plant were 2.30%, 2.29% and 2.22% for 2013, 2012 and 2011, respectively.  In a rate order issued by the DEPSC, the Company was directed effective January 1, 1998 to begin using revised depreciation rates for utility plant.  In rate orders issued by the DEPSC, Artesian Water was directed, effective May 28, 1991 and August 25, 1992, to offset depreciation recorded on utility plant by depreciation on utility property funded by Contributions in Aid of Construction, or CIAC, and Advances for Construction, or Advances, respectively.  This reduction in depreciation expense is also applied to outstanding CIAC and Advances.  Other deferred assets are amortized using the straight-line method over applicable lives, which range from 2 to 40 years.

Utility Plant Retirement Cost Obligation

The utility plant retirement cost obligation consists of estimated costs related to the potential removal and replacement of facilities and equipment on the Company's water and wastewater properties.  Effective January 1, 2012, as authorized by the DEPSC, when depreciable units of utility plant are retired, any cost associated with retirement, less any salvage value or proceeds received is charged to a regulated retirement liability.  Each year the liability is increased by an annual amount authorized by the DEPSC.  Previously, when depreciable units of utility plant were retired, the cost of retired property, together with any cost associated with retirement less any salvage value or proceeds received, was charged to accumulated depreciation.  Maintenance, repairs, and replacement of minor items of plant are charged to expense as incurred.

Regulatory Assets

FASB ASC Topic 980 stipulates generally accepted accounting principles for companies whose rates are established or subject to approvals by a third-party regulatory agency.  Certain expenses are recoverable through rates charged to our customers, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the Delaware Public Service Commission, or DEPSC, the Maryland Public Service Commission, or MDPSC, and the Pennsylvania Public Utility Commission, or PAPUC.  Depreciation and salary study expenses are amortized on a straight-line basis over a period of five years.  All other expenses related to Delaware rate proceedings and applications to increase rates are amortized on a straight-line basis  over a period of two years.  Other expenses related to Maryland rate proceedings and applications to increase rates are amortized on a straight line basis over a period of five years or until the next rate increase application.  The postretirement benefit obligation is the recognition of an offsetting regulatory asset as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees when they render the services necessary to earn the benefits.  The deferred income taxes will be amortized over future years as the tax effects of temporary differences that previously flowed through to our customers are reversed.  Goodwill was recognized as a result of the acquisition of Mountain Hill in August 2008 and is currently being amortized on a straight-line basis over a period of fifty years.  Deferred acquisition and franchise costs are the result of due diligence costs related to the December 2011 purchase of water assets in Cecil County, Maryland and the November 2010 purchase of the Port Deposit, Maryland water assets.  Amortization of these deferred acquisition costs began once the acquired assets were placed into service.  The amortization of the Port Deposit acquisition began in November 2010 and the amortization of the Cecil County acquisition began in December 2011.  These acquisition costs will be amortized over a period of twenty years, while the franchise costs will be amortized over a period of eighty years.

Regulatory assets at December 31, net of amortization, comprise:

In thousands	2013	2012

Postretirement benefit obligation	$438	$497
Deferred income taxes	476	491
Goodwill	333	340
Deferred acquisition and franchise costs	792	824
Expense of rate and regulatory proceedings	265	241
	$2,304	$2,393

Impairment or Disposal of Long-Lived Assets

Our long-lived assets consist primarily of utility plant in service and regulatory assets.  A review of our long-lived assets is performed in accordance with the requirements of FASB ASC Topic 360.  In addition, the regulatory assets are reviewed for the continued application of FASB ASC Topic 980.  The review determines whether there have been changes in circumstances or events that have occurred requiring adjustments to the carrying value of these assets.  FASB ASC Topic 980 stipulates that adjustments to the carrying value of these assets would be made in instances where the inclusion in the rate-making process is unlikely.

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

Other deferred assets at December 31, net of amortization, comprise:

In thousands	2013	2012

Debt issuance cost	$1,989	$2,108
Investment in Co-Bank	2,680	2,523
Other	503	565
	$5,172	$5,196

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

Stock Compensation Plans

On May 25, 2005, the Company's stockholders approved a new Equity Compensation Plan, which authorizes up to 500,000 shares of Class A Non-Voting Common Stock, or Class A Stock, for issuance, referred to as the 2005 Equity Compensation Plan, or the Plan.  Since May 25, 2005, no additional grants have been made under the Company's other stock-based compensation plans that were previously available.  The Company accounts for stock options issued after January 1, 2006 under FASB ASC Topic 718.  Compensation costs for awards and options in the amount of $123,000, $108,000 and $120,000 for awards and options granted in 2013, 2012 and 2011 respectively, were determined based on the fair value at the grant dates and those costs are being charged to income over the service period associated with the grants.  The $120,000 in 2011 was the amount amortized for stock options awarded in 2011 and 2010.  The $108,000 in 2012 was the amount amortized for stock options awarded in 2012 and 2011.  The $123,000 in 2013 was the amount amortized for stock options awarded in 2013 and 2012.

There was no stock compensation cost capitalized as part of an asset.

The fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants issued in 2013, 2012 and 2011 under the 2005 Equity Compensation Plan (See Note 8 "Stock Compensation Plans").

	2013	2012	2011
Expected Dividend Yield	3.63%	4.18%	4.00%
Expected Stock Price Volatility	26.16%	25.13%	24.97%
Weighted Average Risk Free Interest Rate	1.68%	1.87%	3.12%
Weighted Average Expected Life of Options (in years)	9.41	9.47	8.36

The expected dividend yield was based on a 12 month rolling average of the Company's current dividend yield.  The expected volatility is the standard deviation of the change in the natural logarithm of the stock price (expressed as an annual rate) for the expected term shown above.  The expected term was based on historic exercise patterns for similar grants.  The risk free interest rate is the 10-year Treasury Constant Maturity rate as of the dates of the 2012 and 2011 grants.  The risk free interest rate for the 2013 options is the weighted average of the 7-year and 10-year US Treasury Yield rates.

Shares of Class A Stock have been reserved for future issuance under the 2005 Equity Compensation Plan.

Revenue Recognition and Unbilled Revenues

Water service revenue for financial statement purposes includes amounts billed to Delaware customers on a monthly basis and amounts billed to Maryland customers on a quarterly or monthly cycle basis, depending on water system.  Water service revenues also include unbilled amounts based upon estimated usage from the date of the last meter reading to the end of the accounting period.  As actual usage amounts are received, adjustments are made to the unbilled estimates in the next billing cycle based on an accrual basis.

Other operating revenue includes wastewater service revenue derived from monthly fixed fees billed to customers, and is recognized on an accrual basis.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amounts.  The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in our existing accounts receivable.  The Company reviews the allowance for doubtful accounts on a quarterly basis.  Account balances are written off against the allowance when it is probable the receivable will not be recovered.  The allowance for doubtful accounts was $0.2 million at December 31, 2013 and December 31, 2012.  The corresponding expense for the year ended December 31, 2013 and 2012 was $0.2 million and $0.2 million, respectively.  The following table summarizes the changes in the Company's accounts receivable balance:

	December 31,
In thousands	2013	2012	2011

Customer accounts receivable – water	$3,902	$3,988	$3,390
Other	1,434	1,981	1,823
	5,336	5,969	5,213
Less allowance for doubtful accounts	221	241	216
Net accounts receivable	$5,115	$5,728	$4,997

The activities in the allowance for doubtful accounts are as follows:

	December 31,
In thousands	2013	2012	2011

Beginning balance	$241	$216	$230
Allowance adjustments	180	215	262
Recoveries	115	141	111
Write off of uncollectible accounts	(315)	(331)	(387)
Ending balance	$221	$241	$216

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, Artesian Resources considers all temporary cash investments with an original maturity of three months or less to be cash equivalents.  Artesian Resources and its subsidiaries utilize their bank's zero balance account disbursement service to reduce the use of their lines of credit by funding checks as they are presented to the bank for payment rather than at issuance.  If the checks currently outstanding, but not yet funded, exceed the cash balance on our books, the net liability is recorded as a current liability on the Consolidated Balance Sheets in the Overdraft Payable account.

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

Long-term Financial Liabilities

All of Artesian Resources' outstanding long-term debt as of December 31, 2013 and December 31, 2012 was fixed-rate.  The fair value of the Company's long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt are shown below:

In thousands	December 31,
	2013	2012
Carrying amount	$106,642	$107,368
Estimated fair value	124,461	133,818

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

As of December 31, 2013, Artesian Resources has fully utilized all of its federal net operating loss carry-forwards.  As of December 31, 2013, Artesian Resources has separate company state net operating loss carry-forwards aggregating approximately $9.7 million.  These net operating loss carry-forwards will expire if unused between 2024 and 2034.  Artesian Resources has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of the state net operating loss carry-forwards.  Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets.  The valuation allowance increased from approximately $57,000 in 2012 to approximately $61,000 in 2013.

At December 31, 2013, for federal income tax purposes, there were alternative minimum tax credit carry-forwards aggregating $4.6 million resulting from the payment of alternative minimum tax in current and prior years.  These alternative minimum tax credit carry-forwards may be carried forward indefinitely to offset future regular federal income taxes.

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  As a result of our review of our tax positions, we determined that we had no material uncertain tax positions.  The Company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.  There were no such interest and penalty charges for the years ended December 31, 2013 or December 31, 2012.  The Company remains subject to examination by federal and state authorities for tax years 2010 through 2013.

Components of Income Tax Expense
In thousands	For the Year Ended December 31,
State income taxes	2013	2012	2011
Current	$526	$145	$106
Deferred	706	1,312	994
Total state income tax expense	$1,232	$1,457	$1,100

	For the Year Ended December 31,
Federal income taxes	2013	2012	2011
Current	$1,199	$1,795	$-
Deferred	3,157	3,364	3,554
Total federal income tax expense	$4,356	$5,159	$3,554

Reconciliation of effective tax rate:
	For the Year Ended December 31,
In thousands	2013	2013	2012	2012	2011	2011
	Amount	Percent	Amount	Percent	Amount	Percent
Reconciliation of effective tax Rate
Income before federal and state income taxes	$13,890	100.0	$16,460	100.0	$11,401	100.0

Amount computed at statutory rate	4,722	34.0	5,596	34.0	3,876	34.0
Reconciling items
State income tax-net of federal tax benefit	804	5.8	952	5.8	711	6.2
Other	62	0.4	68	0.4	67	0.6
Total income tax expense and effective rate	$5,588	40.2	$6,616	40.2	$4,654	40.8

Deferred income taxes at December 31, 2013, 2012, and 2011 were comprised of the following:

	For the Year Ended December 31,
In thousands	2013	2012	2011

Deferred tax assets related to:
Federal alternative minimum tax credit carry-forwards	$4,643	$5,031	$3,688
Federal and state operating loss carry-forwards	544	481	3,077
Bad debt allowance	88	96	127
Valuation allowance	(61)	(57)	(53)
Stock options	343	294	251,000
Other	264	326	344
Total deferred tax assets	$5,821	$6,171	$7,434

Deferred tax liabilities related to:
Property plant and equipment basis differences	$(55,066)	$(51,687)	$(48,681)
Expenses of rate proceedings	(86)	(53)	(144)
Property taxes	(592)	(496)	(494)
Other	(657)	(651)	(619)
Total deferred tax liabilities	$(56,401)	$(52,887)	$(49,938)

Net deferred tax liability	$(50,580)	$(46,716)	$(42,504)

Deferred taxes, which are classified into a net current and non-current balance, are presented in the balance sheet as follows:
Current deferred tax liability	$(838)	$(837)	$(772)
Non-current deferred tax liability	(49,742)	(45,879)	(41,732)
Net deferred tax liability	$(50,580)	$(46,716)	$(42,504)

Schedule of Valuation Allowance
	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
In thousands

Classification
For the Year Ended December 31, 2013 Valuation allowance for deferred tax assets	$57	$4	—	$61
For the Year Ended December 31, 2012 Valuation allowance for deferred tax assets	$53	$4	—	$57
For the Year Ended December 31, 2011 Valuation allowance for deferred tax assets	$45	$8	—	$53

NOTE 4

PREFERRED STOCK

As of December 31, 2013 and 2012, Artesian Resources had no preferred stock outstanding.  Artesian Resources has 100,000 shares of $1.00 par value Series Preferred stock authorized but unissued.

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

Under Artesian Resources' dividend reinvestment plan, which allows for reinvestment of cash dividends and optional cash payments, stockholders were issued 26,800, 22,363 and 21,233 shares at fair market value for the investment of $599,000, $461,000, and $394,000 of their monies in the years 2013, 2012, and 2011, respectively.

NOTE 6

DEBT

At December 31, 2013, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of December 31, 2013, there was $35.7 million of available funds under this line of credit.  The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 29, 2014 or any date on which Citizens demands payment.

At December 31, 2013, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of December 31, 2013, there was $14.0 million of available funds under this line of credit.  The interest rate for borrowings under this line is LIBOR plus 1.50%.  The term of this line of credit expires on January 13, 2015.

These lines of credit, as well as both the long-term debt and the state revolving fund loans shown below, require us to abide by certain financial covenants and ratios.  As of December 31, 2013, we were in compliance with these covenants.

Long-term debt consists of:

	December 31,
In thousands	2013	2012
First mortgage bonds

Series O, 8.17%, due December 29, 2020	$20,000	$20,000
Series P, 6.58%, due January 31, 2018	25,000	25,000
Series Q, 4.75%, due December 1, 2043	15,400	15,400
Series R, 5.96%, due December 31, 2028	25,000	25,000
Series S, 6.73%, due December 31, 2033	12,000	12,600
	97,400	98,000

State revolving fund loans

4.48%, due August 1, 2021	2,187	2,410
3.57%, due September 1, 2023	869	940
3.64%, due May 1, 2025	1,469	1,570
3.41%, due February 1, 2031	2,820	2,936
3.40%, due July 1, 2032	1,897	1,512
	9,242	9,368

Sub-total	106,642	107,368

Less: current maturities (principal amount)	1,132	1,111

Total long-term debt	$105,510	$106,257

Payments of principal amounts due during the next five years and thereafter:

In thousands	2014	2015	2016	2017	2018	Thereafter
First Mortgage bonds	$600	$600	$600	$600	$25,600	$69,400
State revolving fund loans	532	622	646	671	698	6,073
Total payments	$1,132	$1,222	$1,246	$1,271	$26,298	$75,473

NOTE 7

NON-UTILITY OPERATING REVENUE AND EXPENSES

Non-utility operating revenue consisted of $3.9 million, $3.2 million, and $1.9 million recognized by Artesian Utility in 2013, 2012 and 2011, respectively.  In addition, $0.6 million and $2.1 million was from Artesian Resources' water and sewer Service Line Protection Plans in 2012 and 2011, respectively.  Effective April 1, 2012, the Service Line Protection Plans program was transferred to Artesian Utility, whereas it was previously under Artesian Resources.  The Service Line Protection Plans provide coverage for all material and labor required to repair or replace participants' leaking water and leaking or clogged sewer service lines up to an annual limit.  An additional $175,000 in revenue was recognized in 2011 from Artesian Consulting Engineers for design and engineering services to developers for residential and commercial development.

Non-utility operating expenses are as follows:

In thousands	2013	2012	2011

Artesian Utility	$2,052	$1,777	$1,823
Artesian Development	40	42	39
Artesian Resources	-	263	993
Artesian Consulting Engineers	29	18	293
Total	$2,121	$2,100	$3,148

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

The following summary reflects changes in the shares of Class A Stock under option:

	2013 Shares	2013 Weighted Average Exercise Price	2012 Shares	2012 Weighted Average Exercise Price	2011 Shares	2011 Weighted Average Exercise Price
Plan options
Outstanding at beginning of year	421,500	$18.30	450,000	$17.61	440,800	$17.18
Granted	33,750	22.66	33,750	19.01	33,750	19.06
Exercised	(68,250)	16.68	(62,250)	13.68	(24,550)	11.87
Expired	—	—	—	—	—	—
Outstanding at end of year	387,000	$18.96	421,500	$18.30	450,000	$17.61

Options exercisable at year end	353,250	$18.61	387,750	$18.24	416,250	$17.49

The fair value per share of options granted during 2013, 2012 and 2011 were $4.04, $2.92 and $3.50, respectively, as estimated using the Black-Scholes Merton option pricing model.  The total intrinsic value of options exercised during 2013, 2012 and 2011 were $367,000, $449,000 and $167,000, respectively.  There were no fully vested shares granted during 2013.  During 2013, we received $1,139,000 in cash from the exercise of options, with a $367,000 tax benefit realized for those options.

The following tables summarize information about employee and director stock options outstanding at December 31, 2013:

Options Outstanding
Range of Exercise Price	Shares Outstanding at December 31, 2013	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$15.26 - $19.31	209,250	5.22 Years	$17.70	$1,098,873
$19.32 - $22.66	177,750	3.64 Years	$20.46	$443,471

Options Exercisable
Range of Exercise Price	Shares Exercisable at December 31, 2013	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$15.26 - $19.31	209,250	5.22 Years	$17.70	$1,098,873
$19.32 - $22.66	144,000	2.31 Years	$19.94	$433,683

As of December 31, 2013, there was $47,000 of total unrecognized expense related to non-vested option shares granted under the Plan.  The cost will be recognized over the remaining 0.4 years vesting period of the unvested options.

NOTE 9

EMPLOYEE BENEFIT PLANS

401(k) Plan

Artesian Resources has a defined contribution 401(k) Salary Deduction Plan, or the 401(k) Plan, which covers substantially all employees.  Under the terms of the 401(k) Plan, Artesian Resources contributed 2% of eligible salaries and wages and matched employee contributions up to 6% of gross pay at a rate of 50%.  Artesian Resources may, at its option, make additional contributions of up to 3% of eligible salaries and wages.  No such additional contributions were made in 2013, 2012 and 2011.  The 401(k) Plan expenses, which include Company contributions and administrative fees, for the years 2013, 2012 and 2011, were approximately $768,000, $771,000, and $719,000, respectively.

Supplemental Pension Plan

Effective October 1, 1994, Artesian Water established a Supplemental Pension Plan, or the Supplemental Plan, to provide additional retirement benefits to full-time employees hired prior to April 26, 1994.  The Supplemental Plan is a defined contribution plan that enables employees to save for future retiree medical costs, which will be paid by employees.  The Supplemental Plan accomplishes this objective by providing additional cash resources to employees upon a termination of employment or retirement, to meet the cost of future medical expenses.  Artesian Water has established a contribution based upon each employee's years of service ranging from 2% to 6% of eligible salaries and wages.  Artesian Water also provides additional benefits to individuals who were over age 50 as of January 1, 1994.  These individuals are referred to as the Transition Group.  Effective November 1, 1994, individuals eligible for the Transition Group had the opportunity to defer compensation to the Supplemental Plan, and to receive a transition matching contribution for 5 years.  Each one-dollar of eligible salaries and wages deferred by the Transition Group was matched with three, four, or five dollars by Artesian Water based on the employee's years of service subject to certain limitations under the federal tax rules.  Plan expenses, which include Company contributions and administrative fees, for the years 2013, 2012 and 2011, were approximately $246,000, $266,000, and $264,000, respectively.

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

FASB ASC Topic 715 stipulates that Artesian Water accrue the expected cost of providing postretirement health care and life insurance benefits as employees render the services necessary to earn the benefits.  Artesian Water recognizes an offsetting regulatory asset with respect to its post retirement liability.  This asset is recorded based on the DEPSC order, which permits Artesian Water to continue recovery of postretirement health care and life insurance expense on a pay-as-you-go basis for the remaining eligible employees.  Further, expense recovery as a percentage of rates is expected to remain generally constant over the initial years, and then decline until the obligation is liquidated.  The amounts recognized in consolidated financial statements are determined based on an actuarial basis, which uses assumptions about inflation, mortality, medical trend rates and discount rates.  A change in these assumptions could cause actual results to differ from those reported.  Amounts charged to expense were $126,000, $120,000, and $112,000 for 2013, 2012 and 2011, respectively.

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

Benefit Obligations and Funded Status
In thousands	Year Ended
	December 31
	2013	2012
Change in Accumulated Postretirement Benefit Obligation
Accumulated Postretirement Benefit Obligation at the Beginning of the Year	$764	$724
Service Cost	—	—
Interest Cost	28	30
Actuarial (Gain) or Loss	82	130
Benefits Paid	(131)	(125)
Plan Participant's Contributions	5	5
Accumulated Postretirement Benefit Obligation at the End of the Year	748	764
Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	—	—
Benefits Paid	(131)	(125)
Employer Contributions	126	120
Plan Participant's Contributions	5	5
Fair Value of Assets at the End of the Year	—	—
Net Amount Recognized
Funded Status	(748)	(764)
Unrecognized Transition Obligation Asset	-	9
Unrecognized Net Gain or Loss	310	258
Net Amount Recognized:	(438)	(497)
Amounts Recognized in the Statement of Financial Position
Accrued Benefit Liability-Current	(129)	(123)
Accrued Benefit Liability-Noncurrent	(309)	(374)
Net Amount Recognized	$(438)	$(497)
Weighted Average Assumptions at the End of the Year
Discount Rate	4.00%	4.00%
Assumed Health Care Cost Trend Rates
Health Care Cost Trend Rate Assumed for Next Year	5.00%	6.00%
Ultimate Rate	3.50%	3.50%
Year that the Ultimate Rate is Reached	2017	2016

Impact of One-Percentage-Point Change in Assumed Health Care Cost Trend Rates
	Increase	Decrease
Effect on Service Cost & Interest Cost	$1	$(1)
Effect on Postretirement Benefit Obligation	$26	$(24)

Contributions
Artesian Water expects to contribute $129,000 to its postretirement benefit plan in 2014.
The following table represents the approximate annual benefits expected to be paid for the years ended December 31:

In thousands	Other Benefits

2014	$129
2015	118
2016	106
2017	94
2018	82
2019 through 2023	257
$786

NOTE 10

COMMITMENTS AND CONTINGENCIES

Leases

In October 1997, Artesian Water entered into a 33-year operating lease for a parcel of land with improvements located in South Bethany, a municipality in Sussex County, Delaware.  The annual lease payments increase each year by the most recent increase in the Consumer Price Index for Urban Workers, CPI-U, as published by the U.S. Department of Labor, Bureau of Labor Statistics.  At each eleventh year of the lease term, the annual lease payment shall be determined based on the fair market value of the parcel of land.  Rental payments for 2013, 2012 and 2011 were $15,700, $15,400, and $15,300, respectively.  The future minimum rental payment as disclosed in the following table is calculated using CPI-U as of October 31, 2013 as well as any adjustments for appraisals conducted to determine the fair market value of the parcel of land.

During 2003, Artesian Resources entered into a 40-year easement agreement to acquire an easement to access, operate, maintain, repair, improve, replace and connect Artesian's water system to a well, including a parcel of land around the well.  Easement payments for 2013, 2012 and 2011 were $33,000, $32,000 and $31,000, respectively.

Artesian Wastewater entered into a perpetual agreement for the use of approximately 460 acres of land in Sussex County, Delaware for wastewater disposal.  Beginning January 2007, Artesian Wastewater is required to pay a minimum of $40,000 per year for the use of this land.  Beginning January 2012, and on each anniversary thereof until January 2027, the fee shall be adjusted upwards by an adjustment factor of two percent.  Once disposal operations begin, the monthly fee will be contingent on the average number of gallons of wastewater disposed on the properties.  Payments for 2013, 2012 and 2011 were $41,700, $41,000 and $40,000, respectively.  The agreement can be terminated by giving 180-day notice prior to the termination date.

Future minimum annual rental payments related to operating leases for the years subsequent to 2013 are as follows:

In thousands
2014	$71
2015	51
2016	53
2017	54
2018	55
2019 through 2043	1,590
$1,874

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

The minimum annual purchase commitments for all interconnection agreements for 2014 through 2018 and the aggregate total for the years 2019 through 2021, calculated at the noticed rates, are as follows:

In thousands
2014	$3,780
2015	3,780
2016	3,791
2017	3,780
2018	3,780
2019 through 2021	11,352
$30,263

Expenses for purchased water were $4.0 million, $4.0 million, and $3.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Other Commitments

In 2005, Artesian Water entered into a 6-year agreement with Utility Service Co., Inc. to clean and paint tanks from 2006 to 2011 for $1.9 million.  In 2011, Artesian Water entered into a 2-year agreement with Southern Corrosion Inc. to clean and paint tanks in 2012 and 2013.  Pursuant to the 2-year agreement, the expenditure committed for the years 2012 through 2013 was $623,000.  In 2013, Artesian Water entered into a 3-year agreement with Worldwide Industries Corporation to clean and paint tanks in 2014, 2015 and 2016.  Pursuant to the 3-year agreement, the expenditure committed for the years 2014 through 2016 is $804,000. Also, in 2011, following the purchase of water assets from Cecil County, Maryland, Artesian Water Maryland assumed two agreements with Utility Service Co., Inc. to clean and paint tanks, these agreements were not renewed upon there expiration in 2013.  The tank painting expense for 2013, 2012 and 2011 was $377,000, $403,000, and $344,000.

Budgeted mandatory utility plant expenditures, due to planned governmental highway projects, which require the relocation of Artesian Water's water service mains, expected to be incurred in 2014 through 2018 are as follows:

In thousands
2014	$1,490
2015	1,430
2016	705
2017	1,055
2018	1,055
$5,735

The exact timing and extent of these relocation projects is controlled primarily by the Delaware Department of Transportation.

Litigation

Artesian Resources and its subsidiaries are subject to legal proceedings in the ordinary course of business.  Any amounts from such legal proceedings that are probable and reasonably estimable are reflected in the financial statements.

Artesian Water filed a complaint in the United States District Court for the Eastern District of Pennsylvania against Chester Water Authority claiming breach of contract, unjust enrichment and requesting declaratory judgment in relation to an agreement by Chester Water Authority to supply bulk water supplies to Artesian Water.  In January and February 2013 trials were held before a judge appointed authority, or Special Master.  On October 17, 2013, the Special Master filed preliminary recommendations with the District Court, which include a recommendation that the District Court order Artesian Water to pay to Chester Water Authority amounts withheld.  Related to the ongoing litigation with Chester Water Authority, we have approximately $2.6 million and $1.8 million of accrued expenses recorded on our Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, respectively.  These accrued expenses represent the disputed portion of Chester Water Authority's rate increases and have been withheld from payments to Chester Water Authority pending the outcome of the litigation.  The Special Master also recommended that a late fee be paid by Artesian Water to Chester Water Authority, although such fee is not within Artesian Water's contract with Chester Water Authority or within any tariff posted by Chester Water Authority.  The Special Master rejected Chester Water Authority's counterclaim in his recommendation to the District Court.  In November 2013, Artesian Water filed objections to the preliminary recommendations filed by the Special Master.  A final judgment will not be entered until the District Court has considered the objections and any responses thereto.

NOTE 11

GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water utility service to customers within their established service territory in all three counties of Delaware and in portions of Maryland and Pennsylvania, pursuant to rates filed with and approved by the DEPSC, the MDPSC and the PAPUC.  As of December 31, 2013, Artesian Water was serving approximately 79,700 customers, Artesian Water Maryland was serving approximately 2,200 customers and Artesian Water Pennsylvania was serving approximately 40 customers.

Artesian Wastewater began providing wastewater services to a community in Sussex County, Delaware in July 2005.  Artesian Wastewater provides wastewater utility service to customers within their established service territory in Sussex and Kent County, Delaware pursuant to rates filed with and approved by the DEPSC.  As of December 31, 2013, Artesian Wastewater was serving approximately 1,100 customers, the majority of which are located in Sussex County, Delaware.

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

We are subject to regulation by the following state regulatory commissions:
·  The Delaware Public Service Commission, or DEPSC, regulates both Artesian Water and Artesian Wastewater.
·  The Maryland Public Service Commission, or MDPSC, regulates both Artesian Water Maryland and Artesian Wastewater Maryland.
·  The Pennsylvania Public Utility Commission, or PAPUC, regulates Artesian Water Pennsylvania.

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

In late 2013, Artesian Water provided notice to the DEPSC of its intent to file an application on April 1, 2014 for a change in water rates.  Artesian Water's last request to implement new rates was filed in April 2011.

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

Other Proceedings

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC.  This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility's overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period.  In May 2012, Artesian Water filed an application with the DEPSC for approval to collect a DSIC rate of 0.14% effective July 1, 2012.  This rate was based on approximately $486,000 in eligible plant improvements since the last rate application.  On June 19, 2012, the DEPSC approved the DSIC effective July 1, 2012.   In December 2013, the DEPSC issued an Order affirming the DSIC rate effective July 1, 2012.  In November 2012, Artesian Water filed an application with the DEPSC for approval to collect a DSIC rate of 1.59% effective January 1, 2013.  This rate was based on approximately $4.6 million in eligible plant improvements since the last rate application.  On December 14, 2012, the DEPSC approved the DSIC effective January 1, 2013, subject to audit at a later date.  In May 2013, Artesian Water filed an application with the DEPSC for approval to collect a DSIC rate of 2.09% effective July 1, 2013.  This rate was based on approximately $2.0 million in eligible plant improvements since the last rate application.  On June 18, 2013, the DEPSC approved the DSIC effective July 1, 2013, subject to audit at a later date.   In November 2013, Artesian Water filed an application with the DEPSC for approval to collect a DSIC rate of 3.32% effective January 1, 2014. This rate was based on approximately $4.9 million in eligible plant improvements since the last rate application.  On December 17, 2013, the DEPSC approved the DSIC effective January 1, 2014, subject to audit at a later date. For the years ended December 31, 2013 and December 31, 2012, we earned approximately $1.1 million and $42,000 in DSIC revenue.

NOTE 13

NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.  The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Year
	Ended December 31,
	2013	2012	2011
	(in thousands)

Weighted average common shares outstanding during the period for Basic computation	8,774	8,666	8,122
Dilutive effect of employee stock options	62	51	38
Weighted average common shares outstanding during the period for Diluted computation	8,836	8,717	8,160

For the years ended December 31, 2013 and December 31, 2012, employee stock options to purchase 33,750 and 60,750 shares of common stock were excluded from the calculations of diluted net income per share, respectively, as the calculated proceeds from the options' exercise were greater than the average market price of the Company's common stock during this period.

The Company has 15,000,000 authorized shares of Class A Stock, and 1,040,000 shares of Class B Stock.  As of December 31, 2013, 7,948,569 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  As of December 31, 2012, 7,828,836 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  As of December 31, 2011, 7,729,506 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  The par value for both classes is $1.00 per share.  For the years ended December 31, 2013, December 31, 2012 and December 31, 2011, the Company issued 119,733, 99,330 and 85,600 shares of Class A Stock, respectively.

Equity per common share was $13.89, $13.64 and $13.91 at December 31, 2013, December 31, 2012 and December 31, 2011, respectively.  These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on December 31, 2013, December 31, 2012 and December 31, 2011, respectively.

NOTE 14

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table is derived from quarterly unaudited consolidated statements of operations for the years ended December 31, 2013 and 2012.  Quarterly basic and diluted per share amounts do not add to the full year total due to rounding.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
In thousands (except per share data)	2013	2012	2013	2012	2013	2012	2013	2012

Operating revenues	$16,327	$16,698	$17,780	$17,912	$18,073	$19,001	$16,893	$16,952
Operating income	$2,738	$3,590	$4,145	$4,294	$4,324	$4,495	$3,277	$3,479
Net income applicable to common stock	$1,640	$2,505	$2,512	$2,748	$2,602	$2,846	$1,547	$1,748

Income per common share
Basic	$0.19	$0.29	$0.29	$0.32	$0.30	$0.33	$0.18	$0.20
Diluted	$0.19	$0.29	$0.28	$0.32	$0.29	$0.33	$0.17	$0.20

NOTE 15

RELATED PARTY TRANSACTIONS

In September 2013, Artesian Water entered into a contract in the normal course of business with W.F. Construction, a related party, for work associated with structural repairs to a water treatment plant.  The value of the total contract at December 31, 2013 is approximately $340,000.  The owner of W.F. Construction is the husband of Mrs. Jennifer Finch, Vice President and Assistant Treasurer of Artesian Resources.  As set forth in the Charter of the Artesian Resources Audit Committee of the Board of Directors, the Audit Committee is responsible for reviewing and, if appropriate, approving all related party transactions between us and any officer, director, any person known to be the beneficial owner of more than 5% of any class of the Company's voting securities or any other related person that would potentially require disclosure.  In its review and approval of the related party transaction with W.F. Construction, the Audit Committee considered the nature of the related person's interest in the transaction; the satisfactory performance of work contracted with the related party prior to our employment of Mrs. Finch; and the material terms of the transaction, including, without limitation, the amount and type of transaction, the importance of the transaction to the related person, the importance of the transaction to the Company and whether the transaction would impair the judgment of a director or officer to act in the best interest of the Company.  The Audit Committee approves only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders.  All services provided under the contract with W.F. Construction are in the ordinary course of business at fees and on terms and conditions that the Company believes are the same as those that would result from arm's-length negotiations between unrelated parties.

NOTE 16

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

In January 2014, the FASB issued amended guidance on the accounting for service concession arrangements.  The guidance specifies that an operating entity should not account for a service concession arrangement as a lease.  Service concession arrangements may become more prevalent in the United States as public-sector entities seeks alternative ways to provide public services on a more efficient and cost-effective basis.  Entities should refer to other FASB topics as applicable to account for various aspects of a service concession arrangement.  This guidance also specifies that the infrastructure used in a service concession arrangement should not be recognized as property, plant and equipment of the entity.  This guidance should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity's fiscal year of adoption.  The modified retrospective approach requires the cumulative effect of applying this ASU to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption.  The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted.  The Company is currently evaluating if the adoption of this guidance may have a material impact on the Company's financial statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Artesian Resources Corporation
Newark, Delaware

We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artesian Resources Corporation at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Artesian Resources Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Bethesda, Maryland
March 14, 2014

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

Artesian Resources Corporation's Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control Integrated Framework (1992)."  Based on this assessment, Management determined that at December 31, 2013, the Corporation's internal control over financial reporting was effective.

(c)  Attestation Report of the Registered Public Accounting Firm

The effectiveness of Artesian's internal control over financial reporting as of December 31, 2013 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(d)  Change in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting, occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Date: March 14, 2014

CHIEF EXECUTIVE OFFICER:	CHIEF FINANCIAL OFFICER:

/s/ DIAN C. TAYLOR	/s/ DAVID B. SPACHT
Dian C. Taylor	David B. Spacht

 ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Artesian Resources Corporation
Newark, Delaware

We have audited Artesian Resources Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Artesian Resources Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, "Item 9A, Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Artesian Resources Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Artesian Resources Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Bethesda, Maryland
March 14, 2014

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Dian C. Taylor	68
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

Kenneth R. Biederman	70
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

John R. Eisenbrey, Jr.	58
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

Qualifications:  The Board of Directors has determined that Mr. Eisenbrey's hands-on experience as a business owner in one of our primary geographic regions qualifies him to be a member of the Board.  For more than 28 years, Mr. Eisenbrey has been the Owner and President of a privately held contracting firm providing fire sprinkler protection installations for businesses throughout the Delmarva Peninsula.  Mr. Eisenbrey is a past President of the Delaware Contractors Association.  Mr. Eisenbrey's operating business background provides hands-on experience with operational, technical and regulatory matters also applicable to our water business.

Nicholle R. Taylor	46
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

William C. Wyer	67
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

Joseph A. DiNunzio, CPA	51
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

Bruce P. Kraeuter, PE (retired)	64
Senior Vice President of Engineering and Planning from May 2007 to his retirement from the Company in November 2013.  Mr. Kraeuter previously served as Vice President of Engineering and Planning since March 1995.  Mr. Kraeuter was employed by the Company since July 1989 and held various executive and operational positions within the Company.  Mr. Kraeuter served as Senior Engineer with the Water Resources Agency for New Castle County, Delaware from 1974 to 1989.

Jennifer L. Finch, CPA	45
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

John J. Schreppler II, ESQ.	57
Vice President, Assistant Secretary and General Counsel of Artesian Resources Corporation and its subsidiaries since July 2000.  Prior to joining the Company, he practiced law in Wilmington, Delaware as John J. Schreppler, II P.A. from February 1999, and before that as a partner in The Bayard Firm from 1988 to 1999.

David B. Spacht	54
Chief Financial Officer and Treasurer of Artesian Resources Corporation and its subsidiaries since January 1995, except that he has not been Chief Financial Officer of the wholly owned subsidiary Artesian Consulting Engineers, Inc. since May 2009.  The Company has employed Mr. Spacht since 1980 and he has held various executive and management level positions within the Company.

John M. Thaeder	56
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

Pierre A. Anderson	35
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

In accordance with the provisions of the Company's By-laws, the Board is divided into three classes.  Members of each class serve for three years and one class is elected each year to serve a term until his or her successor shall have been elected and qualified or until earlier resignation or removal.  Dian C. Taylor and John R. Eisenbrey, Jr. have been nominated for election to the Board of Directors at the shareholders Annual Meeting to be held May 7, 2014.

The Board, which met eleven times in 2013, has established five standing committees: the Executive Committee, the Audit Committee, the Compensation Committee, the Strategic Planning, Budget and Finance Committee, and the Governance and Nominating Committee.  Information with respect to these committees is set forth below.  In addition, the charter for each of the five standing committees of the Board is available on our website, www.artesianwater.com.

Dian C. Taylor, the Company's Chief Executive Officer, also serves as Chair of the Board.  The Board, after considering the size of the Company and the composition of the Board (five members, three of which are independent), has determined that the combined structure is appropriate.  The Board has determined that having one person serving as Chair of the Board and Chief Executive Officer ensures a unified leadership of the Board and management and provides potential efficiency in the execution of the strategies and visions of the Board and management.  The Board believes that Ms. Taylor's experience and operational knowledge of the business enables her to effectively perform both roles.  Given the limited number of Board members and the practice of open communication with the entire Board, the Company does not have a lead independent director.  The Board meets as often as needed and at least twice a year in executive session without any management or non-independent directors present.  The Board believes this is an appropriate structure for the Company which provides the appropriate independent oversight.  In addition, the Audit Committee and the Compensation Committee regularly consult with the Company's General Counsel to review the various types of risk that affect the Company and to consult on strategies to anticipate such risks.  The Board believes this structure has been effective.  The Board meets with management on a regular basis to review operational reports, financial updates, strategic development and other matters.  Monthly meetings help to promote and ensure open communication with the management team.  All Board members are engaged and remain actively involved in their oversight roles.  The Board is responsible for oversight of the Company's risk management process.  The senior management team is responsible for identifying risks, managing risks and reporting and communicating risks back to the Board.

Director Compensation

In May 2013, each independent director received an annual retainer fee of $23,000 paid in advance.  Dian C. Taylor and Nicholle R. Taylor received annual retainer fees of $21,000. The chair of the Audit Committee received an additional annual retainer of $7,000.  The chair of the Corporate Governance and Nominating Committee received an additional annual retainer of $7,000. The chair of the Compensation Committee received an additional annual retainer of $5,000. The members of each of the remaining standing committees received additional annual retainers of $1,000.  Each director received $2,000 for each Board meeting attended, $1,500 for each committee meeting attended on the day of a regular board meeting and $2,000 for each committee meeting attended on any other day.  Each director received $450 per diem for workshops.

In 2013, our directors, other than Dian C. Taylor and Nicholle R. Taylor, whose fees as director are included in the Summary Compensation Table, received the following compensation:

Director Compensation Table – 2013

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All other Compensation ($)(2)	Total ($)
Kenneth R. Biederman	77,400	27,268	---	104,668
John R. Eisenbrey, Jr.	76,400	27,268	---	103,668
William C. Wyer	75,400	27,268	12,562	115,230

(1)	On May 8, 2013, each Director received option grants of 6,750 shares of Class A Stock at exercise prices equal to the fair market value on the date of grant (last reported sale price on the date of grant) or $22.66. All options are exercisable one year from the date of grant and with terms of ten years. The grant date fair market value, computed in accordance with Financial Accounting Standard Board, Accounting Standards Codification Topic 718, or ASC718, based upon the assumptions made in the valuations as described in Note 1 of the 2013 Financial Statements, is reflected in the "Option Awards" column in the table above. The aggregate number of option awards outstanding at December 31, 2013 for each Director is:

Option Shares Outstanding at December 31, 2013
Kenneth R. Biederman	72,000
John R. Eisenbrey, Jr.	65,250
William C. Wyer	72,000

(2)	$12,562 was paid for medical insurance premiums for Mr. Wyer and his spouse.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2013, the members of our Compensation Committee were Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer.  None of our executive officers serves as a director or as a member of the compensation committee, or any other committee serving an equivalent function, of any entity that has one or more of its executive officers serving as members of our Compensation Committee or as a director of our Board.  No member of our Compensation Committee has ever been our employee.  Our independent directors are Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer.

Independence

In 2013, the Board of Directors determined that Messrs. Biederman, Eisenbrey and Wyer, a majority of the Board of Directors, met the independence requirements prescribed by the listing standards of the NASDAQ Global Select Market.  In making its determination, the Board of Directors considered John R. Eisenbrey, Jr.'s Stock Repurchase Agreement, dated as of August 31, 2011, between Wilmington Savings Fund Society, FSB, and Artesian Resources Corporation, which the Company filed with the Securities and Exchange Commission as Exhibit 10.1 to its Form 8-K on September 6, 2011 and the First Extension of the Stock Repurchase Agreement, dated as of August 31, 2012, which the Company filed with the Securities and Exchange Commission as Exhibit 10.1 to its Form 8-K on August 31, 2012.

Audit Committee

The Audit Committee reviews the procedures and policies relating to the internal accounting procedures and controls of the Company, and provides general oversight with respect to the accounting principles employed in the Company's financial reporting.  As part of its activities, the Audit Committee meets with representatives of the Company's management and independent accountants.  The Audit Committee has considered the extent and scope of non-audit services provided to the Company by its outside accountants and has determined that such services are compatible with maintaining the independence of the outside accountants.  The Audit Committee appoints and retains the Company's independent accountants.  The Audit Committee consists of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer.  The Board of Directors has also determined that each member of the Audit Committee meets the independence requirements prescribed by the listing standards of the NASDAQ Global Select Market and the rules and regulations of the Securities and Exchange Commission.  The Board of Directors has further determined that Mr. Biederman, a member of the Audit Committee, is an "audit committee financial expert" as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.  During 2013, the Audit Committee met five times.

Compensation Committee

The Compensation Committee reviews the compensation and benefits provided to key management employees, officers and directors and makes recommendations as appropriate to the Board.  The Committee also determines whether and what amounts should be granted under the 2005 Equity Compensation Plan and may make recommendations for amendments to the Plan.  The Compensation Committee is comprised of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer, three independent directors.  The Board of Directors has also determined that each member of the Compensation Committee meets the independence requirements prescribed by the listing standards of the NASDAQ Global Select Market and the rules and regulations of the Securities and Exchange Commission.  During 2013, the Compensation Committee met five times.

Consideration of Director Candidates

The Governance and Nominating Committee is comprised of three independent directors, Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer. As part of the formalized nominating procedures, the committee makes recommendations for Director nominations to the full Board.  Director candidates nominated by stockholders are considered in the same manner, provided the nominations are submitted to the Secretary and copied to the Chairman of the committee on a timely basis and in accordance with the Company's By-laws. Nominations for the election of directors for the 2014 Annual Stockholders' Meeting were approved by the Governance and Nominating Committee on January 22, 2014.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, directors, officers and certain beneficial owners of the Company's equity securities are required to file reports of their transactions in the Company's equity securities with the Securities and Exchange Commission on specified due dates.  With respect to the fiscal year 2013, reports of transactions by all directors, officers and such beneficial holders were timely filed.  In making this statement, the Company has relied on the written representations of its directors, officers and holders of more than ten percent (10%) of either class of our outstanding common stock and copies of the reports that they filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This discussion describes the Company's compensation program for its named executive officers listed in the Summary Compensation Table that immediately follows this discussion.  The named executive officers are: Dian C. Taylor, Chair, CEO & President; David B. Spacht, Chief Financial Officer & Treasurer; Joseph A. DiNunzio, Executive Vice President & Secretary; Nicholle R. Taylor, Senior Vice President; John M. Thaeder, Senior Vice President; and Bruce P. Kraeuter, Retired Senior Vice President.

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

To implement our strategy, it is critical that our executives remain focused on:

➢	ensuring superior customer service;
➢	continuously improving our efficiency and performance;
➢	managing risk appropriately;
➢	expanding our franchised service territory and customer base at a consistent and sustainable rate - including by acquisitions - where growth is strong and demand is increasing;
➢	identifying and developing dependable sources of supply;
➢	constructing and maintaining reliable treatment facilities and water delivery and wastewater collection systems;
➢	developing and continuing positive relationships with regulators, municipalities, developers and customers in both existing and prospective service areas; and
➢	developing a skilled and motivated work force that is adaptive to change.

To accomplish our strategy, our compensation program's objectives are to:

➢	provide compensation levels that are competitive with those provided by other companies with which we may compete for executive talent;
➢	motivate and reward contributions and performance aligned with the Company's objectives;
➢	attract and retain qualified, seasoned executives; and
➢	ensure the Company maintains a pay-for-performance executive compensation program.

The compensation program rewards overall qualitative contributions and performance of each individual towards the Company's strategy.  In reviewing the Company's overall compensation program in the context of the risks identified in the Company's risk management processes, the Compensation Committee does not believe that the risks the Company faces are correlated with the Company's compensation programs and, therefore, the Compensation Committee believes that there is an appropriate level of risk in Artesian's compensation program design and does not believe that its approach to the design and administration of its incentive programs need to change in order to mitigate compensation risk.

Elements of Artesian's Compensation Program

The elements of Artesian's compensation program include:

➢	Base Salary
➢	Cash Bonus Award
➢	Equity Compensation as may be awarded under the 2005 Equity Compensation Plan
➢	Employee Benefits

The Company's executive compensation program does not provide for:

➢	Severance or post-termination agreements
➢	Post-retirement benefits
➢	Defined benefit pension benefits or any supplemental executive retirement plan benefits
➢	Non-qualified deferred compensation
➢	Change-in-Control agreements

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

The Compensation Committee engaged Pearl Meyer & Partners as a compensation consultant in 2013 to provide it with independent advice on executive compensation matters.  In connection with the engagement, Pearl Meyers & Partners conducted a competitive compensation analysis.  They conducted an internal analysis and an external marketplace review.  They did not develop a public company peer group as part of their compensation benchmarking exercise, as they found few similarly-sized, publicly traded water utilities.  They used data available from the peer group of water utility companies identified in Part II, Item 5 of the Company's 2012 Form 10-K to review incentive plan market practices and to establish industry practices, but did not use the pay data from these organizations given that the size of many are substantially larger than the Company.  This peer group was determined by the Company and is used to compare the percentage change in cumulative shareholder returns.  The peer group includes: American States Water Company; American Water Works Company, Inc.; Aqua America, Inc.; California Water Service Group; Connecticut Water Service, Inc.; Middlesex Water Company; SJW Corporation and the York Water Company.

Pearl Meyers & Partners met with the Compensation Committee several times during the course of their analysis and obtained Company data as needed from the Manager of Human Resources.   They provided the Compensation Committee with a report of their findings, conclusions and recommendations.  The Compensation Committee will consider this information when it next acts on executive compensation.  The Pearl Meyers & Partners analysis had no impact on 2013 compensation for the named executive officers.

The Compensation Committee evaluated the independence of Pearl Meyer & Partners and did not identify any conflict of interest.  This evaluation took into consideration the factors set forth in Exchange Act Rule 10C-1 and the NASDAQ listing standards.  During 2013, Pearl Meyers & Partners also was engaged by the Company to conduct a compensation survey for non-executive employees.  No other services have been provided to the Company by Pearl Meyers & Partners.  Prior to the engagement of Pearl Meyer & Partners, the Company last retained a compensation consultant, Astron Solutions, in 2008.

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

In August 2012, the Compensation Committee increased the named executive's base salary by a nominal 2%.  The Compensation Committee has taken no action on named executive's base compensation since August 2012.

Cash Bonus and Equity Compensation Awards

Annually, the Compensation Committee determines whether any Cash Bonus and/or Equity Compensation Award should be granted to any of the executives.  The Cash Bonus and Equity Compensation Awards are intended to reward executives for their contributions towards meeting the Company's strategic objectives.  Cash Bonus and Equity Compensation Awards are entirely discretionary and are based upon a qualitative assessment conducted by the Compensation Committee in the case of the Chief Executive Officer and by the Compensation Committee and the Chief Executive Officer in the case of other executives.  Recognizing both the executive team's and individual contributions toward improved financial performance and meeting the Company's strategic objectives in 2012, cash bonuses were awarded to the Chief Executive Officer and named executive officers in August 2012.  In 2013, considering the Company's financial performance, the Compensation Committee took no action on bonus compensation for the Chief Executive Officer or other executives.

Equity compensation may be awarded by the Board of Directors under the Company's 2005 Equity Compensation Plan, which provides for the grants of stock options, stock units, stock awards, dividend equivalents and other stock-based awards.  The 2005 Equity Compensation Plan is meant to encourage recipients of such grants to contribute materially to the growth of the Company, for the benefit of the Company's shareholders, and to align the economic interests of the recipients with those of shareholders.  Stock awards under the Plan were last granted to executives in 2006.  In addition, as reported in the Outstanding Equity Awards at Year End table, the Company's executives have stock options available for exercise that were granted in prior years.

Other Compensation

Both Dian C. Taylor and Nicholle R. Taylor received compensation for their services as Directors, which compensation was equivalent to that provided to all other directors, for retainers and Board and Committee meeting fees.  See "Director Compensation."

Artesian's named executive officers are eligible to participate in the same employee benefit plans and on the same basis as other Artesian employees, with the exception that executive officers are reimbursed for eligible medical expenses not otherwise covered by the Company's medical insurance plan under the Officer's Medical Reimbursement Plan.  Amounts reimbursed are included in the "All Other Compensation" column in the Summary Compensation Table that follows this discussion.

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

The Compensation Committee,

William C. Wyer, Chairman
Kenneth R. Biederman
John R. Eisenbrey, Jr.
The following table sets forth a summary of the compensation earned by our named executive officers, the Chief Executive Officer, Chief Financial Officer and the next three highest paid executive officers for the fiscal year 2013.

Summary Compensation Table for 2013:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)(2),(3),(4)	Total ($)

Dian C. Taylor, Chair, CEO &	2013	409,947	800	N/A	27,268	156,037	594,052
President	2012	405,006	131,000	N/A	19,710	96,300	652,016
	2011	401,918	1,850	N/A	23,611	107,753	535,132

David B. Spacht, Chief Financial	2013	248,206	1,600	N/A	N/A	30,952	280,759
Officer & Treasurer	2012	245,211	66,800	N/A	N/A	42,356	354,367
	2011	243,339	1,250	N/A	N/A	31,934	276,523

Joseph A. DiNunzio, Executive Vice	2013	283,982	800	N/A	N/A	31,695	316,477
President & Secretary	2012	280,552	86,000	N/A	N/A	31,719	398,271
	2011	278,408	500	N/A	N/A	29,842	308,750

Nicholle R. Taylor, Senior Vice	2013	210,454	800	N/A	27,268	69,978	308,500
President	2012	202,086	66,000	N/A	19,710	65,707	353,503
	2011	194,667	1,100	N/A	23,611	70,442	289,820

John M. Thaeder, Senior Vice	2013	267,280	2,300	N/A	N/A	16,528	286,108
President of Operations	2012	264,054	66,000	N/A	N/A	15,511	345,565
	2011	262,038	500	N/A	N/A	15,792	278,330

Bruce P. Kraeuter, Retired Senior	2013	223,863	40,361	N/A	N/A	43,229	307,453
Vice President of Engineering and	2012	245,211	66,000	N/A	N/A	31,500	342,711
Planning(5)	2011	243,339	500	N/A	N/A	32,869	276,708

(1)
On May 8, 2013, May 9, 2012 and May 17, 2011, Dian C. Taylor and Nicholle R. Taylor received option grants of 6,750 shares of Class A Stock at exercise prices equal to fair market value on the date of grant (last reported sale price on the date of grant), exercisable one year from the date of grant and with a term of ten years.  The fair market value, computed in accordance with ASC 718, based upon the assumptions made in the valuation as described in Note 1 of the 2013 Financial Statements, is reflected in the "Option Awards" column in the table above.

(2)
Under the Company's defined contribution 401(k) Plan, the Company contributes two percent of an eligible employee's gross earnings.  The Company also matches fifty percent of the first six percent of the employee's gross earnings that the employee contributes to the 401(k) Plan.  In addition, all employees hired before April 26, 1994 and under the age of sixty at that date are eligible for additional contributions to the 401(k) Plan.  Employees over the age of sixty at that date receive Company paid medical, dental and life insurance benefits upon retirement.  The Company will not provide such benefits to any other current or future employees.  In 2013, Company contributions to the 401(k) Plan under terms available to all other employees based upon their years of service and plan eligibility were made in the amounts of:

Dian C. Taylor	$28,050
David B. Spacht	$27,303
Joseph A. DiNunzio	$28,050
Nicholle R. Taylor	$23,150
John M. Thaeder	$12,750
Bruce P. Kraeuter	$21,990

(3)	Executive officers are reimbursed for eligible medical expenses not otherwise covered by the Company's medical insurance plan under the Officer's Medical Reimbursement Plan. Amounts reimbursed are included in the "All Other Compensation" column in the table above. Dian C. Taylor received reimbursements of $6,235 in 2013.

(4)	Also included in the "All Other Compensation" column in the table above are amounts received by Dian C. Taylor as compensation for attendance at meetings of the Board and its committees in 2013 totaling $47,400, golf club dues of $11,607, security provided at her personal residence of $60,202 and personal use of a company-owned vehicle. Also included in the "All Other Compensation" column in the table above are amounts received by Nicholle R. Taylor as compensation for attendance at meetings of the Board and its committees in 2013 totaling $46,400. Also included in the "All Other Compensation" column in the table above are amounts received by Bruce P. Kraeuter for a tax gross up of $13,179 for a retirement bonus in 2013.

(5)	Bruce P. Kraeuter, retired Senior Vice President of Engineering and Planning as of November 2013, is also included in the Summary Compensation table for 2013.

Grants of Plan-Based Awards Table – 2013

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock & Option Awards ($)

Dian C. Taylor	May 8, 2013	N/A	6,750	22.66	27,268
Nicholle R Taylor	May 8, 2013	N/A	6,750	22.66	27,268

Ms. Dian C. Taylor and Nicholle R Taylor were granted option awards on May 8, 2013 as noted in the table above.  The Class A Stock shares available under the grant have an exercise price equal to fair value on the date of grant (last reported sale price on the date of grant) based upon the assumptions made in the valuation as described in Note 1 of the 2013 Financial Statements, become exercisable one year after the date of grant, are for a term of ten years from the date of grant, and automatically terminate upon the first occurrence of:

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

(iv)	The date on which Grantee ceases to provide service to the Company for Cause. In addition, notwithstanding the prior provisions, if Grantee engages in conduct that constitutes Cause after her employment or service terminates, the Option shall immediately terminate.

Outstanding Equity Awards at Fiscal Year-End Table – 2013

	Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price($)	Option Expiration Date

Dian C. Taylor	6,750	0		16.13	5/26/2014
	11,250	0		19.70	12/20/2015
	6,750	0		21.11	5/12/2016
	6,750	0		19.56	5/16/2017
	6,750	0		18.43	5/14/2018
	6,750	0		15.26	5/19/2019
	6,750	0		18.61	5/18/2020
	6,750	0		19.06	5/17/2021
	6,750	0		19.01	5/09/2022
	0	6,750	(1)	22.66	5/08/2023

Joseph A. DiNunzio	11,250	0		19.70	12/20/2015

Nicholle R. Taylor	6,750	0		16.13	5/26/2014
	11,250	0		19.70	12/20/2015
	6,750	0		18.43	5/14/2018
	6,750	0		15.26	5/19/2019
	6,750	0		18.61	5/18/2020
	6,750	0		19.06	5/17/2021
	6,750	0		19.01	5/09/2022
	0	6,750	(1)	22.66	5/08/2023

John M. Thaeder	6,750	0		16.13	5/26/2014
	11,250	0		19.70	12/20/2015

David B. Spacht	0	0		0	-

Bruce P. Kraeuter	0	0		0	-

(1)              The options granted on May 8, 2013 for 6,750 shares will vest on May 8, 2014.

Option Exercises and Stock Vested Table – 2013

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Dian C. Taylor	5,250	46,095	N/A	N/A
David B. Spacht	18,000	63,998	N/A	N/A
Joseph A. DiNunzio	6,750	42,228	N/A	N/A
Bruce P. Kraeuter	24,750	118,557	N/A	N/A
Nicholle R. Taylor	-	-	-	-
John M. Thaeder	-	-	-	-

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of the equity securities of the Company, as of March 6, 2014 for each director, each named executive officer, each beneficial owner of more than five percent (5%) of the outstanding shares of any class of the Company's voting securities and all directors and executive officers as a group, based in each case on information furnished to the Company.  Addresses are provided for each beneficial owner of more than five percent (5%) of the Company's voting securities.

	Class A Non-Voting Common Stock(1)		Class B Common Stock(1)
	Shares	Percent(2)	Shares	Percent(2)

Dian C. Taylor (3) 664 Churchmans Road Newark, Delaware 19702	178,545	2.2	159,364	18.1

Kenneth R. Biederman (3)(4)	85,125	1.1	---	---

John R. Eisenbrey, Jr. (3)(5)(6) 15 Albe Drive Newark, Delaware 19702	104,251	1.3	45,707	5.2

Nicholle R. Taylor (3)(7)(8) 20 Brendle Lane Wilmington, Delaware 19807	52,807	*	279,752	31.7

William C. Wyer (3)	78,750	*	---	---

Joseph A. DiNunzio (3)(9)	26,173	*	103	*

David B. Spacht	9,704	*	189	*

John M. Thaeder (3)	50,922	*	1,350	*

Bruce P. Kraeuter	27,330	*	---	---

Louisa Taylor Welcher 219 Laurel Avenue Newark, DE 19711	67,809	*	135,862	15.4

Directors and Executive Officers as a Group (11 Individuals)(3)(10)	613,627	7.4	486,465	55.2

* less than 1%

(1)	The nature of ownership consists of sole voting and investment power unless otherwise indicated. The amount also includes all shares issuable to such person or group upon the exercise of options held by such person or group to the extent such options are exercisable within 60 days after March 6, 2014.

(2)	The percentage of the total number of shares of the class outstanding is shown where that percentage is one percent or greater. Percentages for each person are based on the aggregate number of shares of the applicable class outstanding as of March 6, 2014, and all shares issuable to such person upon the exercise of options held by such person to the extent such options are exercisable within 60 days of that date.

(3)	Includes options to purchase shares of the Company's Class A Stock, as follows: Ms. D. Taylor (65,250 shares); Mr. Biederman (65,250 shares); Mr. Eisenbrey, Jr. (58,500 shares); Ms. N. Taylor (51,750 shares); Mr. Wyer (65,250 shares); Mr. DiNunzio (11,250 shares); and Mr. Thaeder (18,000 shares).

(4)	16,875 shares were pledged as collateral for Mr. Biederman's margin account.

(5)	89,123 shares were pledged by Mr. Eisenbrey, Jr. as collateral for a loan.

(6)	Includes 780 shares of the Class B Stock owned by a trust, of which Mr. Eisenbrey, Jr. is a trustee and has a beneficial ownership interest, and 1,555 shares of the Class B Stock held in custodial accounts for Mr. Eisenbrey, Jr.'s daughters.

(7)	100,202 shares were pledged by Ms. N. Taylor as collateral for a loan.

(8)	Includes 14 shares of the Class A Stock held in a custodial account for Ms. N. Taylor's daughter.

(9)	Includes 20 shares of the Class A Stock held by Mr. DiNunzio's son.

(10)	Bruce P. Kraeuter excluded because he retired and was not an executive officer as of December 31, 2013.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed to the Company for the fiscal year 2013 and 2012 by the independent registered public accounting firm, BDO USA, LLP:

(In thousands)	2013	2012
Audit Fees	$374	$394
Audit-Related Fees	11	10
Tax Fees	---	---
All Other Fees	---	---

Total Fees	$385	$404

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

Audit-Related Fees: consist of fees for services related to the audit of the Company's 401(k) Plan.  The fees billed to the Company for the 401(k) Plan's audit were $11,000 and $10,000 for 2013 and 2012 respectively.

Tax Fees: consist of fees for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal and state tax compliance, return preparation and tax audits.  The independent registered public accounting firm did not provide any tax services to the Company in 2013 and 2012.

All Other Fees: consist of fees for services other than described above.  The independent registered public accounting firm did not provide any other services to the Company in 2013 and 2012.

Pursuant to policy, the Audit Committee pre-approves audit and tax services for the year as well as non-audit services to be provided by the independent registered public accounting firm.  Any changes in the amounts quoted are also subject to pre-approval by the committee.  Any tax fees paid are pre-approved by the committee.

The Audit Committee of the Company's Board of Directors has considered whether BDO's provision of the services described above for the fiscal year ended December 31, 2013, is compatible with maintaining its independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	The following documents are filed as part of this report:	Page(s)*
(1)	Financial Statements:
	Reports of Independent Registered Public Accountants	45
	Consolidated Balance Sheets at December 31, 2013 and 2012	21
	Consolidated Statements of Operations for the three years ended December 31, 2013	22
	Consolidated Statements of Cash Flows for the three years ended December 31, 2013	23
	Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 2013	24
	Notes to Consolidated Financial Statements	25-42

(2)	Exhibits: see the exhibit list below	62-63

	* Page number shown refers to page number in this Report on Form 10-K

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2013

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

10.19	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.20	Officer's Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.**

21	Subsidiaries of the Company as of December 31, 2013. *

23.1	Consent of BDO USA, LLP *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements from Artesian Resources Corporation's Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders' Equity and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
ARTESIAN RESOURCES CORPORATION

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 14, 2014	By: /s/ DAVID B. SPACHT
David B. Spacht
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:
/s/ DIAN C. TAYLOR
Dian C. Taylor	President and Chief Executive Officer	March 14, 2014

Principal Financial and Accounting Officer:
/s/ DAVID B. SPACHT
David B. Spacht	Chief Financial Officer and Treasurer	March 14, 2014

Directors:
/s/ DIAN C. TAYLOR
Dian C. Taylor	Director	March 14, 2014

/s/ KENNETH R. BIEDERMAN
Kenneth R. Biederman	Director	March 14, 2014

/s/ WILLIAM C. WYER
William C. Wyer	Director	March 14, 2014

/s/ JOHN R. EISENBREY, JR.
John R. Eisenbrey, Jr.	Director	March 14, 2014

/s/ NICHOLLE R. TAYLOR
Nicholle R. Taylor	Director	March 14, 2014

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2013

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

10.19	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.20	Officer's Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.**

21	Subsidiaries of the Company as of December 31, 2013. *

23.1	Consent of BDO USA, LLP *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements from Artesian Resources Corporation's Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders' Equity and (v) the Notes to the Consolidated Financial Statements.