Form 10-Q
period 2014-03-31
ARTESIAN RESOURCES CORP
filed 2014-05-09
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 5, 2014, 7,986,598 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	March 31, 2014	December 31, 2013
Utility plant, at original cost less accumulated depreciation	$379,345	$378,960
Current assets
Cash and cash equivalents	451	422
Accounts receivable (less allowance for doubtful accounts 2014 - $272; 2013 - $221)	4,879	5,115
Unbilled operating revenues	2,740	3,009
Materials and supplies	1,648	1,485
Prepaid property taxes	763	1,491
Prepaid expenses and other	1,562	1,732
Total current assets	12,043	13,254
Other assets
Non-utility property (less accumulated depreciation 2014 - $410; 2013 - $389)	4,125	4,142
Other deferred assets	5,304	5,172
Total other assets	9,429	9,314
Regulatory assets, net	2,290	2,304
	$403,107	$403,832

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$8,864	$8,830
Preferred stock	--	--
Additional paid-in capital	91,508	90,841
Retained earnings	22,403	22,165
Total stockholders' equity	122,775	121,836
Long-term debt, net of current portion	105,475	105,510
	228,250	227,346
Current liabilities
Lines of credit	7,769	10,332
Overdraft payable	1,196	746
Current portion of long-term debt	1,140	1,132
Accounts payable	3,496	4,140
Accrued expenses	3,918	3,710
Deferred income taxes	504	838
Accrued interest	1,189	1,054
Customer deposits	793	801
Other	2,624	2,810
Total current liabilities	22,629	25,563

Commitments and contingencies	--	--

Deferred credits and other liabilities
Net advances for construction	11,158	11,427
Postretirement benefit obligation	309	309
Deferred investment tax credits	596	601
Utility plant retirement cost obligation	999	979
Deferred income taxes	50,339	49,742
Total deferred credits and other liabilities	63,401	63,058

Net contributions in aid of construction	88,827	87,865
	$403,107	$403,832
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months
	Ended March 31,
	2014	2013
Operating revenues
Water sales	$15,084	$14,567
Other utility operating revenue	793	786
Non-utility operating revenue	1,023	974
	16,900	16,327

Operating expenses
Utility operating expenses	8,517	8,831
Non-utility operating expenses	558	539
Depreciation and amortization	2,138	2,041
State and federal income taxes	1,401	1,111
Property and other taxes	1,140	1,067
	13,754	13,589

Operating income	3,146	2,738

Other income, net
Allowance for funds used during construction	51	67
Miscellaneous	622	582

Income before interest charges	3,819	3,387

Interest charges	1,736	1,747

Net income applicable to common stock	$2,083	$1,640

Income per common share:
Basic	$0.24	$0.19
Diluted	$0.23	$0.19

Weighted average common shares outstanding:
Basic	8,845	8,725
Diluted	8,899	8,794

Cash dividends per share of common stock	$0.2088	$0.2027

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Three Months
	Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,083	$1,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,138	2,041
Deferred income taxes, net	258	303
Stock compensation	34	24
AFUDC, equity portion	(33)	(44)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	236	(124)
Unbilled operating revenues	269	(201)
Materials and supplies	(163)	(151)
Prepaid property taxes	728	627
Prepaid expenses and other	170	5
Other deferred assets	(173)	(149)
Regulatory assets	2	72
Accounts payable	(644)	700
Accrued expenses	208	323
Accrued interest	135	124
Customer deposits and other, net	(194)	(439)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,054	4,751

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(2,730)	(4,087)
Proceeds from sale of assets	9	6
NET CASH USED IN INVESTING ACTIVITIES	(2,721)	(4,081)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under lines of credit agreements	(2,563)	(630)
Increase(decrease) in overdraft payable	450	(259)
Net advances and contributions in aid of construction	984	1,318
Change in deferred debt issuance costs	30	11
Net proceeds from issuance of common stock	667	587
Dividends paid	(1,845)	(1,766)
Issuance of long-term debt	335	855
Principal repayments of long-term debt	(362)	(1,082)
NET CASH USED IN FINANCING ACTIVITIES	(2,304)	(966)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29	(296)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	422	617

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$451	$321

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions	$109	$110
Interest paid	$1,601	$1,623
Income taxes paid	$474	$914

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

Artesian Wastewater Management, Inc., or Artesian Wastewater, is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company.  As of March 31, 2014, Artesian Wastewater owned and operated four wastewater treatment facilities, which are capable of treating approximately 730,000 gallons per day and can be expanded to treat approximately 1.6 million gallons per day, or mgd.

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

One of the wastewater treatment facilities in Middletown now provides reclaimed wastewater for use in spray irrigation on public and agricultural lands in the area.  Our relationship with Middletown has given us the opportunity to create the Artesian Water Resource Management Partnership, or AWRMP, to encourage and support the use of reclaimed water for agricultural irrigation and other needs.  Using reclaimed water to irrigate farm fields can save the Delmarva region millions of gallons of groundwater each day.  The AWRMP's first project in Middletown saves up to 3 mgd during the peak growing season.  Through the AWRMP initiative, Artesian will provide planning, engineering and technical expertise and help bring together the various state, local and private partners needed for water recycling project approvals.

Artesian Utility operates the WSLP Plan and the SSLP Plan.  Artesian Resources initiated the WSLP Plan in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines.  The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources.  As of March 31, 2014, approximately 18,500, or 25.9%, of our eligible water customers signed up for the WSLP Plan, approximately 13,100, or 18.3%, of our eligible customers signed up for the SSLP Plan and approximately 1,000 non-customer participants signed up for either the WSLP Plan or SSLP Plan.

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

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation

The unaudited condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company's annual report on Form 10-K.  Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company's annual report on Form 10-K for fiscal year 2013 as filed with the Securities and Exchange Commission on March 14, 2014.

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's balance sheet position as of March 31, 2014, the results of operations for the three month periods ended March 31, 2014 and 2013 and the cash flows for the three month periods ended March 31, 2014 and 2013.

The results of operations for the interim periods presented are not necessarily indicative of the results for the full year or for future periods.

NOTE 3 – STOCK COMPENSATION PLANS

On May 25, 2005, the Company's stockholders approved a new Equity Compensation Plan, which authorizes up to 500,000 shares of Class A Non-Voting Common Stock, or Class A Stock, for issuance, referred to as the 2005 Equity Compensation Plan, or the Plan.  Since May 25, 2005, no additional grants have been made under the Company's other stock-based compensation plans that were previously available.  The Company accounts for stock options issued after January 1, 2006 under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC Topic, 718.  For the three months ended March 31, 2014, compensation expense of approximately $34,000 was recorded for stock options granted in May 2013.  Approximately $24,000 in compensation expense was recorded during the three months ended March 31, 2013 for stock options granted in May 2012.  Costs were determined based on the fair value at the grant dates and those costs are being charged to income over the service period associated with the grants.

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

The following summary reflects changes in the shares of Class A Stock underlying options:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)
Plan options
Outstanding at January 1, 2014	387,000	$18.96		1,542
Granted	–	–		–
Exercised	(23,125)	16.13		144
Expired	–	–		–
Outstanding at March 31, 2014	363,875	$19.14	4.51	$1,213

Options exercisable at March 31, 2014	330,125	$18.79	4.04	$1,213

The total intrinsic value of options exercised during the three months ended March 31, 2014 was approximately $144,000.

The following summary reflects changes in the non-vested shares of Class A Stock underlying options:

Non-vested Shares	Option Shares	Weighted Average Grant – Date Fair Value Per Option
Non-vested at January 1, 2014	33,750	$4.04
Granted	–	–
Vested	–	–
Canceled	–	–
Non-vested at March 31, 2014	33,750	$4.04

As of March 31, 2014, there was $14,000 of total unrecognized expense related to non-vested option shares granted under the Plan.  The cost will be recognized over the remaining 0.10 years vesting period of the unvested options.

NOTE 4 - REGULATORY ASSETS

FASB ASC Topic 980 stipulates generally accepted accounting principles for companies whose rates are established or subject to approvals by a third-party regulatory agency.  Certain expenses are recoverable through rates charged to our customers, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the Delaware Public Service Commission, or DEPSC, the Maryland Public Service Commission, or MDPSC, and the Pennsylvania Public Utility Commission, or PAPUC.  Depreciation and salary study expenses are amortized on a straight-line basis over a period of five years.  All other expenses related to Delaware rate proceedings and applications to increase rates are amortized on a straight line basis over a period of two years.  Other expenses related to Maryland rate proceedings and applications to increase rates are amortized on a straight line basis over a period of five years or until the next rate increase application.  The postretirement benefit obligation is the recognition of an offsetting regulatory asset as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees when they render the services necessary to earn the benefits.  The deferred income taxes will be amortized over future years as the tax effects of temporary differences that previously flowed through to our customers are reversed.  Goodwill was recognized as a result of the acquisition of Mountain Hill in August 2008 and is currently being amortized on a straight-line basis over a period of fifty years.  Deferred acquisition and franchise costs are the result of due diligence costs related to the December 2011 purchase of water assets in Cecil County, Maryland and the November 2010 purchase of the Port Deposit, Maryland water assets.  Amortization of these deferred acquisition costs began once the acquired assets were placed into service.  The amortization of the Port Deposit acquisition began in November 2010 and the amortization of the Cecil County acquisition began in December 2011.  These acquisition costs will be amortized over a period of twenty years, while the franchise costs will be amortized over a period of eighty years.

Regulatory assets, net of amortization, comprise:
	(in thousands)
	March 31, 2014	December 31, 2013

Postretirement benefit obligation	$438	$438
Deferred income taxes	472	476
Goodwill	331	333
Deferred acquisition and franchise costs	783	792
Expense of rate and regulatory proceedings	266	265
	$2,290	$2,304

Artesian Water contributed $32,000 to its postretirement benefit plan in the first three months of 2014.  These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

NOTE 5 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.

The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months
	Ended March 31,
	2014	2013
	(in thousands)

Weighted average common shares outstanding during the period for Basic computation	8,845	8,725
Dilutive effect of employee stock options	54	69

Weighted average common shares outstanding during the period for Diluted computation	8,899	8,794

For the three months ended March 31, 2014, employee stock options to purchase 33,750  shares of common stock were excluded from the calculations of diluted net income per share, as the calculated proceeds from the options' exercise were greater than the average market price of the Company's common stock during this period.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Stock.  As of March 31, 2014, 7,982,317 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  As of March 31, 2013, 7,859,027 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  The par value for both classes is $1.00 per share.  For the three months ended March 31, 2014 and March 31, 2013, the Company issued 33,748 and 30,191 shares of Class A Stock, respectively.

Equity per common share was $13.88 and $13.89 at March 31, 2014 and December 31, 2013, respectively. These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on March 31, 2014 and December 31, 2013, respectively.

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

On April 11, 2014, Artesian Water filed a request with the DEPSC to implement new rates to meet a requested increase in revenue of 15.9%,  or approximately $10.0 million, on an annualized basis.  The actual effective increase is less than 15.9% since Artesian Water has been permitted to recover specific investments made in infrastructure through the assessment of a 3.3% Distribution System Infrastructure Charge, or DSIC.  Since the DSIC rate is set to zero when temporary rates are placed into effect, customers would experience an incremental increase of 12.6%, the net of the overall 15.9% increase less the DSIC rate of 3.3% currently in effect, if the requested increase is granted in full by the DEPSC.  The new rates are designed to support Artesian Water's ongoing capital improvement program and to cover increased costs of operations, including water quality testing, chemicals and electricity for water treatment, taxes, labor and benefits.  In accordance with applicable law, Artesian Water anticipates implementing temporary rates 60 days from the date of filing, up to the statutory limit of $2.5 million on an annual basis, until permanent rates are determined by the DEPSC.  Artesian Water's last request to implement new rates was filed in April 2011.

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

Other Proceedings

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC.  This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility's overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period.  In November 2012, Artesian Water filed an application with the DEPSC for approval to collect a DSIC rate of 1.59% effective January 1, 2013.  This rate was based on approximately $4.6 million in eligible plant improvements since the last rate application.  On December 14, 2012, the DEPSC approved the DSIC effective January 1, 2013, subject to audit at a later date.  In May 2013, Artesian Water filed an application with the DEPSC for approval to collect a DSIC rate of 2.09% effective July 1, 2013.  This rate was based on approximately $2.0 million in eligible plant improvements since the last rate application.  On June 18, 2013, the DEPSC approved the DSIC effective July 1, 2013, subject to audit at a later date.  In November 2013, Artesian Water filed an application with the DEPSC for approval to collect a DSIC rate of 3.32% effective January 1, 2014.   This rate was based on approximately $4.9 million in eligible plant improvements since the last rate application.  On December 17, 2013, the DEPSC approved the DSIC effective January 1, 2014, subject to audit at a later date.  For the three  months ended March 31, 2014 and March 31, 2013, we earned approximately $495,000 and $258,000 in DSIC revenue, respectively.

NOTE 7 – INCOME TAXES

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  As a result of our review of our tax positions, we determined that we had no material uncertain tax positions.  The Company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.  There were no such interest and penalty charges for the three months ended March 31, 2014 or March 31, 2013.  The Company remains subject to examination by federal and state authorities for tax years 2010 through 2013.

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

Long-term Financial Liabilities

All of Artesian Resources' outstanding long-term debt as of March 31, 2014 and December 31, 2013 was fixed-rate.  The fair value of the Company's long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt are shown below:

In thousands
	March 31, 2014	December 31, 2013
Carrying amount	$106,615	$106,642
Estimated fair value	$127,063	$124,461

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

NOTE 9 – RELATED PARTY TRANSACTIONS

In September 2013, Artesian Water entered into a contract in the normal course of business with W.F. Construction, a related party, for work associated with structural repairs to a water treatment plant. The value of the total contract at March 31, 2014 is approximately $340,000.  The owner of W.F. Construction is the husband of Mrs. Jennifer Finch, Vice President and Assistant Treasurer of Artesian Resources.  As set forth in the Charter of the Artesian Resources Audit Committee of the Board of Directors, the Audit Committee is responsible for reviewing and, if appropriate, approving all related party transactions between us and any officer, director, any person known to be the beneficial owner of more than 5% of any class of the Company's voting securities or any other related person that would potentially require disclosure.  In its review and approval of the related party transaction with W.F. Construction, the Audit Committee considered the nature of the related person's interest in the transaction; the satisfactory performance of work contracted with the related party prior to our employment of Mrs. Finch; and the material terms of the transaction, including, without limitation, the amount and type of transaction, the importance of the transaction to the related person, the importance of the transaction to the Company and whether the transaction would impair the judgment of a director or officer to act in the best interest of the Company.  The Audit Committee approves only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders.  All services provided under the contract with W.F. Construction are in the ordinary course of business at fees and on terms and conditions that the Company believes are the same as those that would result from arm's-length negotiations between unrelated parties.

NOTE 10 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued amended guidance on the accounting for service concession arrangements.  The guidance specifies that an operating entity should not account for a service concession arrangement as a lease.  Service concession arrangements may become more prevalent in the United States as public-sector entities seeks alternative ways to provide public services on a more efficient and cost-effective basis.  Entities should refer to other FASB topics as applicable to account for various aspects of a service concession arrangement.  This guidance also specifies that the infrastructure used in a service concession arrangement should not be recognized as property, plant and equipment of the entity.  This guidance should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity's fiscal year of adoption.  The modified retrospective approach requires the cumulative effect of applying this ASU to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption.  The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted.  Based on the nature of our current contractual agreements with public sector entities, management does not expect the adoption of this guidance to have a material impact on the Company's financial statements.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2014

OVERVIEW

Our profitability is primarily attributable to the sale of water.  Gross water sales comprise 89.3% of total operating revenues for the three months ended March 31, 2014.  Our profitability is also attributed to the various contract operations, water and sewer Service Line Protection Plans and other services we provide.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives.  Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

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

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases in our operating revenue.  The Town of Middletown, which is one of our municipal customers and is located in southern New Castle County, Delaware, has nearly doubled in population since 2001, and population growth in this area is expected to continue for some time as a result of ongoing and future residential construction.  As population growth continues in Middletown and other areas in Delaware, we believe that the demand for water will increase, thereby contributing to an increase in our operating revenues.  As of March 31, 2014, we had approximately 79,900 metered water customers in Delaware, an increase of approximately 900 compared to March 31, 2013.  The number of metered water customers in Maryland increased by approximately 50 compared to 2013.  The number of metered water customers in Pennsylvania remained consistent with 2013.  For the three months ended March 31, 2014, approximately 1.8 billion gallons of water were distributed in our Delaware systems and approximately 17.5 million gallons of water were distributed in our Maryland systems.

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

One of the wastewater treatment facilities in Middletown now provides reclaimed wastewater for use in spray irrigation on public and agricultural lands in the area.  Our relationship with Middletown has given us the opportunity to create the Artesian Water Resource Management Partnership, or AWRMP, to encourage and support the use of reclaimed water for agricultural irrigation and other needs.  Using reclaimed water to irrigate farm fields can save the Delmarva region millions of gallons of groundwater each day.  The AWRMP's first project in Middletown saves up to three million gallons of water per day during the peak growing season.  Through the AWRMP initiative, Artesian will provide planning, engineering and technical expertise and help bring together the various state, local and private partners needed for water recycling project approvals.

Artesian Utility operates the WSLP Plan and the SSLP Plan.  Artesian Resources initiated the WSLP Plan in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines.  The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources.  As of March 31, 2014, approximately 18,500, or 25.9%, of our eligible water customers signed up for the WSLP Plan, approximately 13,100, or 18.3%, of our eligible customers signed up for the SSLP Plan and approximately 1,000 non-customer participants signed up for either the WSLP Plan or SSLP Plan.

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

On April 11, 2014, Artesian Water filed a request with the DEPSC to implement new rates to meet a requested increase in revenue of 15.9%, or approximately $10.0 million, on an annualized basis.  The actual effective increase is less than 15.9% since Artesian Water has been permitted to recover specific investments made in infrastructure through the assessment of a 3.3% Distribution System Infrastructure Charge, or DSIC.  Since the DSIC rate is set to zero when temporary rates are placed into effect, customers would experience an incremental increase of 12.6%, the net of the overall 15.9% increase less the DSIC rate of 3.3% currently in effect, if the requested increase is granted in full by the DEPSC.  The new rates are designed to support Artesian Water's ongoing capital improvement program and to cover increased costs of operations, including water quality testing, chemicals and electricity for water treatment, taxes, labor and benefits.  In accordance with applicable law, Artesian Water anticipates implementing temporary rates 60 days from the date of filing, up to the statutory limit of $2.5 million on an annual basis, until permanent rates are determined by the DEPSC.  Artesian Water's last request to implement new rates was filed in April 2011.

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

Results of Operations – Analysis of the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013.

Operating Revenues

Revenues totaled $16.9 million for the three months ended March 31, 2014, $0.6 million, or 3.5%, above revenues for the three months ended March 31, 2013 of $16.3 million.  Water sales revenues increased $0.5 million, or 3.5%, for the three months ended March 31, 2014 from the corresponding period in 2013, a result of an increase in overall water consumption and an increase in the Distribution System Improvement Charge, or DSIC, revenue of approximately $0.2 million.  We realized 89.3% of our total operating revenue for the three months ended March 31, 2014 from the sale of water as compared to 89.2% for the three months ended March 31, 2013.

Non-utility operating revenue increased approximately $49,000, or 5.0%, for the three months ended March 31, 2014 compared to the same period in 2013.  The increase is primarily due to an approximately $86,000 increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue.  The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service or clogged sewer lines up to an annual limit.  This increase is partially offset by a decrease in contract revenue, primarily due to a decrease in wastewater contract services performed for Maryland.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, decreased $0.2 million, or 2.1%, for the three months ended March 31, 2014, compared to the same period in 2013.  The component of the change in operating expenses includes a decrease in utility operating expenses of $0.3 million and an increase in property and other taxes of $0.1 million.

The decrease in utility operating expenses of $0.3 million, or 3.6%, for the three months ended March 31, 2014 over the same period in 2013, is primarily comprised of a decrease in administration expenses, partially offset by an increase in payroll and employee benefit costs.

Administration expenses decreased $0.7 million, or 36.3%, of which $0.6 million is due to decreased legal costs associated with the litigation against Chester Water Authority in regard to the proper determination of the rate charged for water purchased under contract from the Chester Water Authority.

Payroll and employee benefit costs increased $0.3 million, or 5.9%, primarily the result of an increase in wages, which included increased overtime related to snow removal efforts, and an increase in medical benefit premiums.

Property and other taxes increased $0.1 million, or 6.8%, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and an increase in utility plant subject to taxation.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 60.4% for the three months ended March 31, 2014, compared to 63.9% for the three months ended March 31, 2013.

Depreciation and amortization expense increased $0.1 million or 4.8%, primarily due to continued investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense increased $0.3 million, primarily due to higher pre-tax income for the three months ended March 31, 2014, compared to the three months ended March 31, 2013.

Net Income

Our net income applicable to common stock increased $0.4 million for the three months ended March 31, 2014, compared to the same period a year ago.  This increase in net income was due to higher operating income margins in our water utility business, primarily due to increased water sales revenue and decreased legal costs.  The increased water sales revenue is primarily due to an increase in overall water consumption.  The decreased legal costs, approximately $0.6 million, are primarily associated with the litigation against Chester Water Authority in regard to the proper determination of the rate charged for water purchased under contract.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the three months ended March 31, 2014 were $5.1 million provided by cash flow from operating activities, $1.0 million in net contributions and advances from developers and $0.7 million in net proceeds from the issuance of common stock.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

Investment in Plant and Systems

The primary focus of Artesian Water's investment was to continue to provide high quality reliable service to our growing service territory.  We invested $2.7 million in capital expenditures during the first three months of 2014 compared to $4.1 million invested during the same period in 2013.  During the first three months of 2014, we invested $1.2 million to enhance or improve existing treatment facilities and for the rehabilitation of pumping equipment to better serve our customers.  We invested $0.1 million to upgrade and automate our meter reading equipment.  We invested approximately $1.0 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities.  Developers financed $0.2 million for the installation of water mains and hydrants for the first three months of 2014 compared to $0.6 million for the first three months of 2013.  We invested $0.2 million for equipment purchases, computer hardware and software upgrades and transportation and equipment purchases.

Lines of Credit

At March 31, 2014, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of March 31, 2014, there was $38.2 million of available funds under this line of credit.  The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 29, 2014 or any date on which Citizens demands payment.

At March 31, 2014, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of March 31, 2014, there was $14.0 million of available funds under this line of credit.  The interest rate for borrowings under this line is LIBOR plus 1.50%.  The term of this line of credit expires on January 13, 2015.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$7,769	$	-----	$	-----	$	-----

Long-Term Debt

Artesian Water's trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66⅔% of total capitalization.  Our debt to total capitalization, including the short-term portion thereof, was 46.5% at March 31, 2014.  In addition, our revolving line of credit with CoBank contains customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets, change our business or incur additional indebtedness.  In addition, this line of credit requires us to abide by certain financial covenants and ratios.  As of March 31, 2014, we were in compliance with these covenants.

We expect to fund our activities for the next 12 months using our available cash balances and bank credit lines, plus projected cash generated from operations.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$6,944	$13,776	$37,075	$110,646	$168,441
State revolving fund loans (principal and interest)	960	1,920	1,920	7,217	12,017
Operating leases	71	104	109	1,590	1,874
Unconditional purchase obligations	3,780	7,571	7,561	10,419	29,331
Tank painting contractual obligation	268	469	--	--	737
Total contractual cash obligations	$12,023	$23,840	$46,665	$129,872	$212,400

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

On July 15, 2011, Artesian Water entered into a Financing Agreement with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of Delaware, or the Department.  The Company has been given a loan of approximately $3.6 million, or the Loan, from the Delaware Safe Drinking Water Revolving Fund to finance all or a portion of the cost to replace specific water transmission mains in service areas located in New Castle County, Delaware (collectively, the "Project").  In accordance with the Financing Agreement, the Company will from time to time request funds under the Loan as it incurs costs in connection with the Project.  The Company shall pay to the Department, on the principal amount drawn down and outstanding from the date drawn, interest at a rate of 1.7% per annum and an administrative fee at the rate of 1.7% per annum.  As of March 31, 2014, approximately $2.2 million was borrowed under this Loan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including any arrangements with any structured finance, special purpose or variable interest entities.

Critical Accounting Assumptions, Estimates and Policies; Recent Accounting Standards

This discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2013  consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2013.  The preparation of those financial statements required management to make assumptions and estimates that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods.  Actual amounts or results could differ from those based on such assumptions and estimates.

Our critical accounting policies are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2013.  There have been no changes in our critical accounting policies.  Our significant accounting policies are described in our notes to the 2013 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2013.

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2013 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2013 and also in the notes to our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first three months of 2014 that had a material impact on our financial condition, liquidity or results of operations.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2043, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt's maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at March 31, 2014 were approximately $7.8 million.  An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing a two year supply contract, at a fixed price.

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

In January and February 2013 trials were held before a judge appointed authority, or Special Master.  On October 17, 2013, the Special Master filed preliminary recommendations with the District Court, which include a recommendation that the District Court order Artesian Water to pay to Chester Water Authority amounts withheld of approximately $2.8 million.  The amount withheld from Artesian Water's previous payments to Chester Water Authority was accrued by Artesian Water when invoiced by Chester Water Authority and the total is reflected in accrued expenses on our Condensed Consolidated Balance Sheet as of March 31, 2014.  The Special Master also recommended that a 10% late fee be paid by Artesian Water to Chester Water Authority totaling approximately $280,000, although such fee is not within Artesian Water's contract with Chester Water Authority or within any tariff posted by Chester Water Authority.  The Special Master rejected Chester Water Authority's counterclaim in his recommendation to the District Court.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results.  There have been no material changes to the risk factors described in such Annual Report on Form 10-K.

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

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).*

101
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: May 9, 2014	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: May 9, 2014	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).*

101
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

* Filed herewith