Form 10-Q
period 2014-06-30
ARTESIAN RESOURCES CORP
filed 2014-08-08
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 4, 2014, 8,011,686 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	June 30, 2014	December 31, 2013
Utility plant, at original cost less accumulated depreciation	$383,823	$378,960
Current assets
Cash and cash equivalents	394	422
Accounts receivable (less allowance for doubtful accounts 2014 - $330; 2013 - $221)	5,526	5,115
Unbilled operating revenues	2,851	3,009
Materials and supplies	1,746	1,485
Prepaid property taxes	3	1,491
Prepaid expenses and other	1,865	1,732
Total current assets	12,385	13,254
Other assets
Non-utility property (less accumulated depreciation - 2014- $431; 2013 - $389)	4,107	4,142
Other deferred assets	5,264	5,172
Total other assets	9,371	9,314
Regulatory assets, net	2,326	2,304
	$407,905	$403,832

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$8,892	$8,830
Preferred stock	--	--
Additional paid-in capital	92,062	90,841
Retained earnings	22,485	22,165
Total stockholders' equity	123,439	121,836
Long-term debt, net of current portion	105,485	105,510
	228,924	227,346
Current liabilities
Lines of credit	10,639	10,332
Overdraft payable	882	746
Current portion of long-term debt	1,142	1,132
Accounts payable	3,342	4,140
Accrued expenses	5,293	3,710
Deferred income taxes	199	838
Accrued interest	1,037	1,054
Customer deposits	780	801
Other	2,599	2,810
Total current liabilities	25,913	25,563

Commitments and contingencies	--	--

Deferred credits and other liabilities
Net advances for construction	11,030	11,427
Postretirement benefit obligation	309	309
Deferred investment tax credits	591	601
Utility plant retirement cost obligation	1,008	979
Deferred income taxes	50,949	49,742
Total deferred credits and other liabilities	63,887	63,058

Net contributions in aid of construction	89,181	87,865
	$407,905	$403,832
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Operating revenues
Water sales	$15,950	$16,118	$31,034	$30,686
Other utility operating revenue	893	703	1,686	1,489
Non-utility operating revenue	1,048	959	2,071	1,933
	17,891	17,780	34,791	34,108

Operating expenses
Utility operating expenses	9,070	8,370	17,587	17,201
Non-utility operating expenses	632	548	1,190	1,087
Depreciation and amortization	2,155	2,058	4,293	4,099
State and federal income taxes	1,312	1,689	2,713	2,801
Property and other taxes	1,073	970	2,213	2,037
	14,242	13,635	27,996	27,225

Operating income	3,649	4,145	6,795	6,883

Other income, net
Allowance for funds used during construction	95	78	146	145
Miscellaneous	(39)	51	583	632

Income before interest charges	3,705	4,274	7,524	7,660

Interest charges	1,743	1,762	3,479	3,509

Net income applicable to common stock	$1,962	$2,512	$4,045	$4,151

Income per common share:
Basic	$0.22	$0.29	$0.46	$0.47
Diluted	$0.22	$0.28	$0.45	$0.47

Weighted average common shares outstanding:
Basic	8,884	8,761	8,865	8,743
Diluted	8,928	8,829	8,914	8,814

Cash dividends per share of common stock	$0.2119	$0.2057	$0.4207	$0.4084

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Six Months
	Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,045	$4,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,293	4,099
Deferred income taxes, net	558	884
Stock compensation	67	55
AFUDC, equity portion	(94)	(94)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(411)	209
Unbilled operating revenues	158	(596)
Materials and supplies	(261)	(119)
Prepaid property taxes	1,488	1,326
Prepaid expenses and other	(133)	263
Other deferred assets	(173)	(153)
Regulatory assets	(45)	34
Accounts payable	(798)	(1,557)
Accrued expenses	1,583	647
Accrued interest	(17)	(3)
Customer deposits and other, net	(232)	199
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,028	9,345

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(9,704)	(8,541)
Proceeds from sale of assets	13	12
NET CASH USED IN INVESTING ACTIVITIES	(9,691)	(8,529)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit agreements	307	(2,017)
Increase in overdraft payable	136	128
Net advances and contributions in aid of construction	1,655	3,207
Change in deferred debt issuance costs	60	60
Net proceeds from issuance of common stock	1,216	1,423
Dividends paid	(3,724)	(3,565)
Issuance of long-term debt	548	385
Principal repayments of long-term debt	(563)	(553)
NET CASH USED IN FINANCING ACTIVITIES	(365)	(932)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(28)	(116)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	422	617

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$394	$501

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions	$50	$358
Interest paid	$3,496	$3,512
Income taxes paid	$1,573	$1,069

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

Artesian Wastewater Management, Inc., or Artesian Wastewater, is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company.  As of June 30, 2014, Artesian Wastewater owned and operated four wastewater treatment facilities, which are capable of treating approximately 730,000 gallons per day and can be expanded to treat approximately 1.6 million gallons per day, or mgd.

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

Artesian Utility has operated the WSLP Plan and the SSLP Plan since April 2012.  Artesian Resources initiated the WSLP Plan in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines.  The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources.  As of June 30, 2014, approximately 18,600, or 26.1%, of our eligible water customers signed up for the WSLP Plan, approximately 13,500, or 19.0%, of our eligible customers signed up for the SSLP Plan and approximately 1,000 non-customer participants signed up for either the WSLP Plan or SSLP Plan.

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

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's balance sheet position as of June 30, 2014, the results of operations for the three and six month periods ended June 30, 2014 and 2013 and the cash flows for the six month periods ended June 30, 2014 and 2013.

The results of operations for the interim periods presented are not necessarily indicative of the results for the full year or for future periods.

NOTE 3 – STOCK COMPENSATION PLANS

On May 25, 2005, the Company's stockholders approved a new Equity Compensation Plan, referred to as the 2005 Equity Compensation Plan, or the Plan, which authorizes up to 500,000 shares of Class A Non-Voting Common Stock, or Class A Stock, for issuance.  The Company accounts for stock options issued after January 1, 2006 under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC Topic, 718.  For the three and six months ended June 30, 2014, compensation expense of approximately $34,000 and $67,000 was recorded for stock options granted in May 2014 and May 2013.  Approximately $30,000 and $55,000 in compensation expense was recorded during the three and six months ended June 30, 2013 for stock options granted in May 2013 and May 2012.  Costs were determined based on the fair value at the grant dates and those costs are being charged to income over the service period associated with the grants.

There was no stock compensation cost capitalized as part of an asset.

The fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants issued in 2014 and 2013.  All options were granted at market value with a 10-year option term with a vesting period of one year from the date of grant.

	2014	2013
Expected Dividend Yield	3.88%	3.63%
Expected Stock Price Volatility	26.50%	26.16%
Weighted Average Risk-Free Interest Rate	2.24%	1.68%
Weighted Average Expected Life of Options (in years)	7.52	9.41

The expected dividend yield is the dividend yield at grant.  The expected volatility is the standard deviation of the change in the natural logarithm of the stock price (expressed as an annual rate) for the expected term shown above.  The expected term was based on historic exercise patterns for similar grants.  The risk-free interest rate is calculated from the Treasury Constant Maturity rates as of the date of the grants.

The following summary reflects changes in the shares of Class A Stock underlying options for the six months ended June 30, 2014:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)
Plan options
Outstanding at January 1, 2014	387,000	$18.96		1,542
Granted	33,750	21.86		–
Exercised	(40,500)	16.13		238
Expired	–	–		–
Outstanding at June 30, 2014	380,250	$19.52	4.95	$1,130

Options exercisable at June 30, 2014	346,500	$19.30	4.48	$1,110

The total intrinsic value of options exercised during the six months ended June 30, 2014 was approximately $238,000.

The following summary reflects changes in the non-vested shares of Class A Stock underlying options for the six months ended June 30, 2014:

Non-vested Shares	Option Shares	Weighted Average Grant – Date Fair Value Per Option
Non-vested at January 1, 2014	33,750	$4.04
Granted	33,750	3.94
Vested	(33,750)	4.04
Canceled	-	-
Non-vested at June 30, 2014	33,750	$3.94

As of June 30, 2014, there was $113,000 of total unrecognized expense related to non-vested option shares granted under the Plan.  The cost will be recognized over the remaining 0.85 years vesting period of the unvested options.

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

Regulatory assets, net of amortization, comprise:
	(in thousands)
	June 30, 2014	December 31, 2013

Postretirement benefit obligation	$438	$438
Deferred income taxes	469	476
Goodwill	329	333
Deferred acquisition and franchise costs	774	792
Expense of rate and regulatory proceedings	316	265
	$2,326	$2,304

Artesian Water contributed $64,000 to its postretirement benefit plan in the first six months of 2014.  These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

NOTE 5 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.

The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Weighted average common shares outstanding during the period for Basic computation	8,884	8,761	8,865	8,743
Dilutive effect of employee stock options	44	68	49	71

Weighted average common shares outstanding during the period for Diluted computation	8,928	8,829	8,914	8,814

For the three and six months ended June 30, 2014, employee stock options to purchase 67,500 shares of common stock were excluded from the calculations of diluted net income per share, respectively, as the calculated proceeds from the options' exercise were greater than the average market price of the Company's common stock during this period.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Stock.  As of June 30, 2014, 8,010,191 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  As of June 30, 2013, 7,900,190 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  The par value for both classes is $1.00 per share.  For the three months ended June 30, 2014 and June 30, 2013, the Company issued 27,874 and 41,163 shares of Class A Stock, respectively.  For the six months ended June 30, 2014 and June 30, 2013, the Company issued 61,622 and 71,354 shares of Class A stock.

Equity per common share was $13.92 and $13.89 at June 30, 2014 and December 31, 2013, respectively.  These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on June 30, 2014 and December 31, 2013, respectively.

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

On April 11, 2014, Artesian Water filed a request with the DEPSC to implement new rates to meet a requested increase in revenue of 15.9%, or approximately $10.0 million, on an annualized basis.  The actual effective increase is less than 15.9% since, in accordance with applicable law, on June 10, 2014, Artesian Water placed temporary rates into effect designed to generate an increase in annual operating revenue of approximately 3.98%, or $2.5 million, on an annualized basis, until permanent rates are determined by the DEPSC.  Since temporary rates have been placed into effect, customers would experience an incremental increase of 12.0%, the net of the overall 15.9% increase less the temporary rate of 3.98% currently in effect, if the requested increase is granted in full by the DEPSC.  Artesian Water had been permitted to recover specific investments made in infrastructure through the assessment of a 3.3% Distribution System Infrastructure Charge, or DSIC, which was set to zero when temporary rates were placed into effect.  The new rates are designed to support Artesian Water's ongoing capital improvement program and to cover increased costs of operations, including water quality testing, chemicals and electricity for water treatment, taxes, labor and benefits.  Artesian Water's last request to implement new rates was filed in April 2011.

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

Other Proceedings

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC.  This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility's overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period.  In November 2012, Artesian Water filed an application with the DEPSC for approval to collect a DSIC rate of 1.59% effective January 1, 2013.  This rate was based on approximately $4.6 million in eligible plant improvements since the last rate application.  On December 14, 2012, the DEPSC approved the DSIC effective January 1, 2013, subject to audit at a later date.  In May 2013, Artesian Water filed an application with the DEPSC for approval to collect a DSIC rate of 2.09% effective July 1, 2013.  This rate was based on approximately $2.0 million in eligible plant improvements since the last rate application.  On June 18, 2013, the DEPSC approved the DSIC effective July 1, 2013, subject to audit at a later date.  In November 2013, Artesian Water filed an application with the DEPSC for approval to collect a DSIC rate of 3.32% effective January 1, 2014.   This rate was based on approximately $4.9 million in eligible plant improvements since the last rate application.  On December 17, 2013, the DEPSC approved the DSIC effective January 1, 2014, subject to audit at a later date.  For the three and six  months ended June 30, 2014  we earned approximately $294,000 and $789,000 in DSIC revenue, respectively. For the three and six months ended June 30, 2013 we earned approximately $245,000 and $503,000 in DSIC revenue, respectively.

NOTE 7 – INCOME TAXES

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  As a result of our review of our tax positions, we determined that we had no material uncertain tax positions.  The Company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.  There were no such interest and penalty charges for the six months ended June 30, 2014 or June 30, 2013.  The Company remains subject to examination by federal and state authorities for tax years 2010 through 2013.

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

Long-term Financial Liabilities

All of Artesian Resources' outstanding long-term debt as of June 30, 2014 and December 31, 2013 was fixed-rate.  The fair value of the Company's long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt are shown below:

In thousands
	June 30, 2014	December 31, 2013
Carrying amount	$106,627	$106,642
Estimated fair value	$129,023	$124,461

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

NOTE 9 – RELATED PARTY TRANSACTIONS

In September 2013, Artesian Water entered into a contract in the normal course of business with W.F. Construction, a related party, for work associated with structural repairs to a water treatment plant. The value of the total contract at June 30, 2014 is approximately $340,000.  The owner of W.F. Construction is the husband of Mrs. Jennifer Finch, Vice President and Assistant Treasurer of Artesian Resources.  As set forth in the Charter of the Artesian Resources Audit Committee of the Board of Directors, the Audit Committee is responsible for reviewing and, if appropriate, approving all related party transactions between us and any officer, director, any person known to be the beneficial owner of more than 5% of any class of the Company's voting securities or any other related person that would potentially require disclosure.  In its review and approval of the related party transaction with W.F. Construction, the Audit Committee considered the nature of the related person's interest in the transaction; the satisfactory performance of work contracted with the related party prior to our employment of Mrs. Finch; and the material terms of the transaction, including, without limitation, the amount and type of transaction, the importance of the transaction to the related person, the importance of the transaction to the Company and whether the transaction would impair the judgment of a director or officer to act in the best interest of the Company.  The Audit Committee approves only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders.  All services provided under the contract with W.F. Construction are in the ordinary course of business at fees and on terms and conditions that the Company believes are the same as those that would result from arm's-length negotiations between unrelated parties.

NOTE 10 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued amended guidance on the accounting for service concession arrangements.  The guidance specifies that an operating entity should not account for a service concession arrangement as a lease.  Service concession arrangements may become more prevalent in the United States as public-sector entities seeks alternative ways to provide public services on a more efficient and cost-effective basis.  Entities should refer to other FASB topics as applicable to account for various aspects of a service concession arrangement.  This guidance also specifies that the infrastructure used in a service concession arrangement should not be recognized as property, plant and equipment of the entity.  This guidance should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity's fiscal year of adoption.  The modified retrospective approach requires the cumulative effect of applying this guidance to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption.  The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted.  Based on the nature of our current contractual agreements with public sector entities, management does not expect the adoption of this guidance to have a material impact on the Company's financial statements.

In April 2014, the FASB issued amended guidance for reporting discontinued operations.  The guidance also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.  Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment.  In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.  The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization's results from continuing operations.  The amendments in this guidance enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS).  The amendments are effective in the first quarter of 2015 for public organizations with calendar year ends.  Early adoption is permitted. Management does not expect a material impact on the Company's financial statements due to the adoption of this guidance.

In May 2014, the FASB issued amended guidance for reporting revenue from contracts with customers.  This guidance affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

·	Step 1: Identify the contract(s) with a customer.
·	Step 2: Identify the performance obligations in the contract.
·	Step 3: Determine the transaction price.
·	Step 4: Allocate the transaction price to the performance obligations in the contract.
·	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

An entity should apply the amendments in this guidance using one of the following two methods:

1. Retrospectively to each prior reporting period presented and the entity may elect any of the following practical expedients:
·	For completed contracts, an entity need not restate contracts that begin and end within the same annual reporting period.
·
For completed contracts that have variable consideration, an entity may use the transaction price at the date the contract was completed rather than estimating variable consideration amounts in the comparative reporting periods.

·
For all reporting periods presented before the date of initial application, an entity need not disclose the amount of the transaction price allocated to remaining performance obligations and an explanation of when the entity expects to recognize that amount as revenue.

2. Retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. If an entity elects this transition method it also should provide the additional disclosures in reporting periods that include the date of initial application of:
·	The amount by which each financial statement line item is affected in the current reporting period by the application of this ASU as compared to the guidance that was in effect before the change.
·	An explanation of the reasons for significant changes.
For a public entity, the amendments in this guidance are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Management does not expect a material impact on the Company's financial statements due to the adoption of this guidance, once applicable to the Company.

In June 2014, the FASB issued amended guidance for share-based payment awards that require a specific performance target to be achieved before the employee can benefit from the award and also require an employee to render service until the performance target is achieved.  The amendments in the guidance require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved.  Entities may apply the amendments in this guidance either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this guidance as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost.  The amendments in this guidance are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Management does not expect a material impact on the Company's financial statements due to the adoption of this guidance.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2014

OVERVIEW

Our profitability is primarily attributable to the sale of water.  Gross water sales comprise 89.2% of total operating revenues for the six months ended June 30, 2014.  Our profitability is also attributed to the various contract operations, water and sewer Service Line Protection Plans and other services we provide.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives.  Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

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

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases in our operating revenue.  The Town of Middletown, which is one of our municipal customers and is located in southern New Castle County, Delaware, has nearly doubled in population since 2001, and population growth in this area is expected to continue for some time as a result of ongoing and future residential construction.  As population growth continues in Middletown and other areas in Delaware, we believe that the demand for water will increase, thereby contributing to an increase in our operating revenues.  As of June 30, 2014, we had approximately 80,200 metered water customers in Delaware, an increase of approximately 900 compared to June 30, 2013.  The number of metered water customers in Maryland totaled 2,200 as of June 30, 2014, an increase of approximately 50 compared to 2013.  The number of metered water customers in Pennsylvania remained consistent with 2013.  For the six months ended June 30, 2014, approximately 3.7 billion gallons of water were distributed in our Delaware systems and approximately 51.2 million gallons of water were distributed in our Maryland systems.

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

Non-Regulated Division

Artesian Utility provides contract water and wastewater operation services to private, municipal and governmental institutions.  Artesian Utility currently operates wastewater treatment facilities for the town of Middletown, in southern New Castle County, or Middletown, under a 20-year contract that expires in July 2022.  The facilities include two wastewater treatment stations with capacities of up to approximately 2.5 million gallons per day and 250,000 gallons per day, respectively.  We also operate a wastewater disposal facility in Middletown in order to support the 2.5 million gallons per day wastewater facility.

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

Artesian Utility operates the Water Service Line Protection Plan, or WSLP Plan,  and the Sewer Service Line Protection Plan, or SSLP Plan.  Artesian Resources initiated the WSLP Plan in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines.  The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources.  As of June 30, 2014, approximately 18,600, or 26.1%, of our eligible water customers signed up for the WSLP Plan, approximately 13,500, or 19.0%, of our eligible customers signed up for the SSLP Plan and approximately 1,000 non-customer participants signed up for either the WSLP Plan or SSLP Plan.

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

On April 11, 2014, Artesian Water filed a request with the DEPSC to implement new rates to meet a requested increase in revenue of 15.9%, or approximately $10.0 million, on an annualized basis.  The actual effective increase is less than 15.9% since, in accordance with applicable law, on June 10, 2014, Artesian Water placed temporary rates into effect designed to generate an increase in annual operating revenue of approximately 3.98%, or $2.5 million, on an annualized basis, until permanent rates are determined by the DEPSC.  Since temporary rates have been placed into effect, customers would experience an incremental increase of 12.0%, the net of the overall 15.9% increase less the temporary rate of 3.98% currently in effect, if the requested increase is granted in full by the DEPSC.  Artesian Water had been permitted to recover specific investments made in infrastructure through the assessment of a 3.3% Distribution System Infrastructure Charge, or DSIC, which was set to zero when temporary rates were placed into effect.  The new rates are designed to support Artesian Water's ongoing capital improvement program and to cover increased costs of operations, including water quality testing, chemicals and electricity for water treatment, taxes, labor and benefits.  Artesian Water's last request to implement new rates was filed in April 2011.

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

Results of Operations – Analysis of the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013.

Operating Revenues

Revenues totaled $17.9 million for the three months ended June 30, 2014, $0.1 million, or 0.6%, above revenues for the three months ended June 30, 2013 of $17.8 million.  Water sales revenues decreased $0.2 million, or 1.0%, for the three months ended June 30, 2014 from the corresponding period in 2013, a result of a slight decrease in overall water consumption, thereby offsetting the effect of the temporary rate increase that was placed into effect on June 10, 2014 and reducing water sales revenue. This decrease is partially offset by an increase in the Distribution System Improvement Charge, or DSIC, revenue of approximately $49,000.  We realized 89.1% of our total operating revenue for the three months ended June 30, 2014 from the sale of water as compared to 90.6% for the three months ended June 30, 2013.

Other utility operating revenue increased approximately $0.2 million, or 27.0%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase is primarily due to an increase in service and finance charges and an increase in wastewater revenue.

Non-utility operating revenue increased approximately $89,000, or 9.3%, for the three months ended June 30, 2014 compared to the same period in 2013.  The increase is primarily due to an approximately $106,000 increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue.  The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service or clogged sewer lines up to an annual limit.  This increase is partially offset by a decrease in contract revenue, primarily due to a decrease in water contract services performed for a municipality in Delaware and a decrease in wastewater contract services performed for a municipality in Maryland.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.9 million, or 9.0%, for the three months ended June 30, 2014, compared to the same period in 2013.  The component of the change in operating expenses includes an increase in utility operating expenses of $0.7 million, an increase in non-utility operating expenses of $0.1 million and an increase in property and other taxes of $0.1 million.

The increase in utility operating expenses of $0.7 million, or 8.4%, for the three months ended June 30, 2014 over the same period in 2013, is primarily comprised of an increase in payroll and employee benefit costs, partially offset by a decrease in administration expenses.

Payroll and employee benefit costs increased $1.0 million, or 22.1%, primarily the result of an increase in wages and an increase in medical benefit premiums.

Administration expenses decreased $0.2 million, or 15.9%, of which $0.1 million is due to decreased legal costs associated with the litigation against Chester Water Authority in regard to the proper determination of the rate charged for water purchased under contract from the Chester Water Authority

Property and other taxes increased $0.1 million, or 10.6%, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and an increase in utility plant subject to taxation.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 60.2% for the three months ended June 30, 2014, compared to 55.6% for the three months ended June 30, 2013.

Depreciation and amortization expense increased $0.1 million, or 4.7%, primarily due to continued investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense decreased $0.4 million, primarily due to lower pre-tax income for the three months ended June 30, 2014, compared to the three months ended June 30, 2013.

Net Income

Our net income applicable to common stock decreased $0.6 million for the three months ended June 30, 2014, compared to the same period a year ago.  This decrease in net income was due to lower operating income margins in our water utility business, primarily due to decreased water sales revenue and increased payroll and employee benefit costs. The decreased water sales revenue is primarily due to a slight decrease in overall water consumption. The increased payroll and employee benefit costs are primarily associated with an increase in wages and an increase in employee benefit premiums.

Results of Operations – Analysis of the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013.

Operating Revenues

Revenues totaled $34.8 million for the six months ended June 30, 2014, $0.7 million, or 2.0%, above revenues for the six months ended June 30, 2013 of $34.1 million.  Water sales revenues increased $0.3 million, or 1.1%, for the six months ended June 30, 2014 from the corresponding period in 2013, a result of the Distribution System Improvement Charge, or DSIC, in effect and a temporary rate increase placed into effect on June 10, 2014, as permitted under Delaware law, until permanent rates are determined by the DEPSC.  We realized 89.2% of our total operating revenue for the six months ended June 30, 2014 from the sale of water as compared to 90.0% for the six months ended June 30, 2013.

Other utility operating revenue increased approximately $0.2 million, or 13.2%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  The increase is primarily due to an increase in service and finance charges and an increase in wastewater revenue.

Non-utility operating revenue increased approximately $0.1 million, or 7.1%, for the six months ended June 30, 2014 compared to the same period in 2013.  The increase is primarily due to an approximately $192,000 increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue.  The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service or clogged sewer lines up to an annual limit.  This increase is partially offset by a decrease in contract revenue, primarily due to a decrease in wastewater contract services performed for a municipality in Maryland.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.7 million, or 3.3%, for the six months ended June 30, 2014, compared to the same period in 2013.  The component of the change in operating expenses includes an increase in utility operating expenses of $0.4 million, an increase in non-utility operating expenses of $0.1 million and an increase in property and other taxes of $0.2 million.

The increase in utility operating expenses of $0.4 million, or 2.2%, for the six months ended June 30, 2014 over the same period in 2013, is primarily comprised of an increase in payroll and employee benefit costs and purchased power costs, partially offset by a decrease in administration expenses.

Payroll and employee benefit costs increased $1.2 million, or 14.3%, primarily the result of an increase in wages and an increase in medical benefit premiums.

Administration expenses decreased $1.0 million, or 31.5%, of which $0.7 million is due to decreased legal costs associated with the litigation against Chester Water Authority in regard to the proper determination of the rate charged for water purchased under contract from the Chester Water Authority.  In addition, $0.1 million is due to a decrease in rate proceeding costs.

Property and other taxes increased $0.2 million, or 8.6%, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and an increase in utility plant subject to taxation.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 60.3% for the six months ended June 30, 2014, compared to 59.6% for the six months ended June 30, 2013.

Depreciation and amortization expense increased $0.2 million, or 4.7%, primarily due to continued investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense decreased $88,000, primarily due to lower pre-tax income for the six months ended June 30, 2014, compared to the six months ended June 30, 2013.

Net Income

Our net income applicable to common stock decreased $0.1 million for the six months ended June 30, 2014, compared to the same period a year ago.  This decrease in net income was due to lower operating income margins in our water utility business, primarily due to increased utility operating expenses, partially offset by a marginal increase in water sales revenue.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the six months ended June 30, 2014 were $10.0 million provided by cash flow from operating activities, $1.7 million in net contributions and advances from developers and $1.2 million in net proceeds from the issuance of common stock.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

Investment in Plant and Systems

The primary focus of Artesian Water's investment is to continue to provide high quality reliable service to our growing service territory.  We invested $9.7 million in capital expenditures during the first six months of 2014 compared to $8.5 million invested during the same period in 2013.  During the first six months of 2014, we invested $3.8 million to enhance or improve existing treatment facilities and for the rehabilitation of pumping equipment to better serve our customers.  We invested $0.2 million to upgrade and automate our meter reading equipment.  We invested approximately $3.3 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities.  Developers financed $0.9 million for the installation of water mains and hydrants for the first six months of 2014 compared to $2.7 million for the first six months of 2013.  We invested $1.4 million for equipment purchases, computer hardware and software upgrades and transportation and equipment purchases. An additional $0.1 million was invested in wastewater projects in Delaware.

We depend on the availability of capital for expansion, construction and maintenance.  We have several sources of liquidity to finance our investment in utility plant and other fixed assets.  We estimate that future investments will be financed by our operations and external sources, including a combination of capital investment as well as short-term borrowings.  We expect to fund our activities for the next twelve months using our available cash balances, bank credit lines, projected cash generated from operations and financing in the capital markets as necessary.  We believe that internally generated funds along with existing credit facilities will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements.  Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by state Public Service Commissions.

Lines of Credit

At June 30, 2014, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of June 30, 2014, there was $35.4 million of available funds under this line of credit.  The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 28, 2015 or any date on which Citizens demands payment.

At June 30, 2014, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of June 30, 2014, there was $14.0 million of available funds under this line of credit.  The interest rate for borrowings under this line is LIBOR plus 1.50%.  The term of this line of credit expires on January 13, 2015.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$10,639	$	-----	$	-----	$	-----

Long-Term Debt

Artesian Water's trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66⅔% of total capitalization.  Our debt to total capitalization, including the short-term portion thereof, was 46.4% at June 30, 2014.  In addition, our revolving line of credit with CoBank contains customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets, change our business or incur additional indebtedness.  In addition, this line of credit requires us to abide by certain financial covenants and ratios.  As of June 30, 2014, we were in compliance with these covenants.

We expect to fund our activities for the next 12 months using our available cash balances and bank credit lines, plus projected cash generated from operations.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$6,944	$13,776	$37,075	$110,646	$168,441
State revolving fund loans (principal and interest)	975	1,949	1,949	7,361	12,234
Operating leases	72	105	110	1,570	1,857
Unconditional purchase obligations	3,780	7,571	7,561	9,477	28,389
Tank painting contractual obligation	306	458	--	--	764
Total contractual cash obligations	$12,077	$23,859	$46,695	$129,054	$211,685

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

On July 15, 2011, Artesian Water entered into a Financing Agreement with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of Delaware, or the Department.  The Company has been given a loan of approximately $3.6 million, or the Loan, from the Delaware Safe Drinking Water Revolving Fund to finance all or a portion of the cost to replace specific water transmission mains in service areas located in New Castle County, Delaware (collectively, the "Project").  In accordance with the Financing Agreement, the Company will from time to time request funds under the Loan as it incurs costs in connection with the Project.  The Company shall pay to the Department, on the principal amount drawn down and outstanding from the date drawn, interest at a rate of 1.7% per annum and an administrative fee at the rate of 1.7% per annum.  As of June 30, 2014, approximately $2.4 million was borrowed under this Loan.

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

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2013 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2013 and also in the notes to our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first six months of 2014 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2043, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt's maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at June 30, 2014 were approximately $10.6 million.  An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing a two year supply contract, at a fixed price.

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

In January and February 2013 trials were held before a judge appointed authority, or Special Master.  On October 17, 2013, the Special Master filed preliminary recommendations with the District Court, which include a recommendation that the District Court order Artesian Water to pay to Chester Water Authority amounts withheld of approximately $3.0 million.  The amount withheld from Artesian Water's previous payments to Chester Water Authority was accrued by Artesian Water when invoiced by Chester Water Authority and the total is reflected in accrued expenses on our Condensed Consolidated Balance Sheet as of June 30, 2014.  The Special Master also recommended that a 10% late fee be paid by Artesian Water to Chester Water Authority totaling approximately $300,000, although such fee is not within Artesian Water's contract with Chester Water Authority or within any tariff posted by Chester Water Authority.  The Special Master rejected Chester Water Authority's counterclaim in his recommendation to the District Court.

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

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).*

101
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: August 8, 2014	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: August 8, 2014	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).*

101
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

* Filed herewith