Form 10-Q
period 2014-09-30
ARTESIAN RESOURCES CORP
filed 2014-11-07
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, 8,020,138 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

TABLE OF CONTENTS

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	September 30, 2014	December 31, 2013
Utility plant, at original cost less accumulated depreciation	$391,136	$378,960
Current assets
Cash and cash equivalents	203	422
Accounts receivable (less allowance for doubtful accounts 2014 - $379; 2013 - $221)	5,044	5,115
Unbilled operating revenues	3,421	3,009
Materials and supplies	1,760	1,485
Prepaid property taxes	2,106	1,491
Prepaid expenses and other	1,657	1,732
Total current assets	14,191	13,254
Other assets
Non-utility property (less accumulated depreciation 2014 - $452; 2013 - $389)	4,095	4,142
Other deferred assets	5,188	5,172
Total other assets	9,283	9,314
Regulatory assets, net	2,362	2,304
	$416,972	$403,832

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$8,900	$8,830
Preferred stock	0	0
Additional paid-in capital	92,271	90,841
Retained earnings	22,004	22,165
Total stockholders' equity	123,175	121,836
Long-term debt, net of current portion	105,251	105,510
	228,426	227,346
Current liabilities
Lines of credit	14,436	10,332
Overdraft payable	686	746
Current portion of long-term debt	1,151	1,132
Accounts payable	3,910	4,140
Dividends payable	1,914	0
Accrued expenses	5,881	3,710
Deferred income taxes	1,060	838
Accrued interest	1,585	1,054
Customer deposits	748	801
Other	2,830	2,810
Total current liabilities	34,201	25,563

Commitments and contingencies	0	0

Deferred credits and other liabilities
Net advances for construction	10,778	11,427
Postretirement benefit obligation	309	309
Deferred investment tax credits	586	601
Utility plant retirement cost obligation	908	979
Deferred income taxes	51,630	49,742
Total deferred credits and other liabilities	64,211	63,058

Net contributions in aid of construction	90,134	87,865
	$416,972	$403,832
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended Sept 30,		Ended Sept 30,
	2014	2013	2014	2013
Operating revenues
Water sales	$17,647	$16,316	$48,680	$47,002
Other utility operating revenue	905	731	2,590	2,220
Non-utility operating revenue	1,043	1,026	3,115	2,959
	19,595	18,073	54,385	52,181

Operating expenses
Utility operating expenses	8,262	8,415	25,848	25,616
Non-utility operating expenses	509	511	1,697	1,598
Depreciation and amortization	2,259	2,066	6,553	6,164
State and federal income taxes	2,220	1,740	4,933	4,541
Property and other taxes	1,014	1,017	3,228	3,054
	14,264	13,749	42,259	40,973

Operating income	5,331	4,324	12,126	11,208

Other income, net
Allowance for funds used during construction	159	99	305	244
Miscellaneous	(36)	(37)	547	595

Income before interest charges	5,454	4,386	12,978	12,047

Interest charges	2,137	1,784	5,616	5,293

Net income applicable to common stock	$3,317	$2,602	$7,362	$6,754

Income per common share:
Basic	$0.37	$0.30	$0.83	$0.77
Diluted	$0.37	$0.29	$0.83	$0.77

Weighted average common shares outstanding:
Basic	8,898	8,789	8,876	8,759
Diluted	8,930	8,850	8,919	8,822

Cash dividends per share of common stock	$0.2119	$0.2057	$0.6326	$0.6141

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Nine Months
	Ended Sept 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,362	$6,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,553	6,164
Deferred income taxes, net	2,095	2,398
Stock compensation	101	89
AFUDC, equity portion	(196)	(158)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	71	(144)
Unbilled operating revenues	(412)	20
Materials and supplies	(275)	(251)
Prepaid property taxes	(615)	(724)
Prepaid expenses and other	75	(126)
Other deferred assets	(138)	(133)
Regulatory assets	(94)	25
Accounts payable	(230)	194
Accrued expenses	2,171	1,230
Accrued interest	531	113
Customer deposits and other, net	(33)	(393)
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,966	15,058

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(19,257)	(13,936)
Proceeds from sale of assets	27	14
NET CASH USED IN INVESTING ACTIVITIES	(19,230)	(13,922)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit agreements	4,104	(1,043)
Decrease in overdraft payable	(60)	(670)
Net advances and contributions in aid of construction	2,361	4,663
Change in deferred debt issuance costs	90	90
Net proceeds from issuance of common stock	1,399	1,681
Dividends paid	(5,609)	(5,372)
Issuance of long-term debt	689	385
Principal repayments of long-term debt	(929)	(910)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,045	(1,176)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(219)	(40)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	422	617

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$203	$577

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions	$463	$758
Interest paid	$5,085	$5,180
Income taxes paid	$1,615	$1,749

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

Artesian Wastewater Management, Inc., or Artesian Wastewater, is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company.  As of September 30, 2014, Artesian Wastewater owned and operated four wastewater treatment facilities, which are capable of treating approximately 730,000 gallons per day and can be expanded to treat approximately 1.6 million gallons per day, or mgd.

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

Artesian Utility has operated the WSLP Plan and the SSLP Plan since April 2012.  Artesian Resources initiated the WSLP Plan in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines.  The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources.  As of September 30, 2014, approximately 18,400, or 26.0%, of our eligible water customers signed up for the WSLP Plan, approximately 13,500, or 19.0%, of our eligible customers signed up for the SSLP Plan and approximately 1,000 non-customer participants signed up for either the WSLP Plan or SSLP Plan.

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

NOTE 2 – BASIS OF PRESENTATION AND ADJUSTMENTS

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

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's balance sheet position as of September 30, 2014, the results of operations for the three and nine month periods ended September 30, 2014 and 2013 and the cash flows for the nine month periods ended September 30, 2014 and 2013.

The results of operations for the interim periods presented are not necessarily indicative of the results for the full year or for future periods.

Adjustments

Periodically the Company adjusts personnel costs charged to overhead for capital projects based upon a review of job responsibilities.  Upon such a review, during the third quarter of 2014 an adjustment was made to capitalize payroll and benefits incurred from January 1, 2014 through June 30, 2014 for certain personnel.  The adjustment resulted in a $419,000 increase to Utility Plant and a decrease of $393,000 and $26,000 to Utility Operating Expenses and Property and Other Taxes, respectively, before the effect of income taxes.  The adjustment related to prior quarters of the current year but was made in the current quarter since operating results effects to such prior periods were immaterial.

NOTE 3 – STOCK COMPENSATION PLANS

On May 25, 2005, the Company's stockholders approved a new Equity Compensation Plan, referred to as the 2005 Equity Compensation Plan, or the Plan, which authorizes up to 500,000 shares of Class A Non-Voting Common Stock, or Class A Stock, for issuance.  The Company accounts for stock options issued after January 1, 2006 under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC Topic, 718.  For the three and nine months ended September 30, 2014, compensation expense of approximately $34,000 and $101,000 was recorded for stock options granted in May 2014 and May 2013.  Approximately $34,000 and $89,000 in compensation expense was recorded during the three and nine months ended September 30, 2013 for stock options granted in May 2013 and May 2012.  Costs were determined based on the fair value at the grant dates and those costs are being charged to income over the service period associated with the grants.

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

The following summary reflects changes in the shares of Class A Stock underlying options for the nine months ended September 30, 2014:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)
Plan options
Outstanding at January 1, 2014	387,000	$18.96		1,542
Granted	33,750	21.86		–
Exercised	(40,500)	16.13		238
Expired	–	–		–
Outstanding at September 30, 2014	380,250	$19.52	4.70	$404

Options exercisable at September 30, 2014	346,500	$19.30	4.22	$404

The total intrinsic value of options exercised during the nine months ended September 30, 2014 was approximately $238,000.

The following summary reflects changes in the non-vested shares of Class A Stock underlying options for the nine months ended September 30, 2014:

Non-vested Shares	Option Shares	Weighted Average Grant – Date Fair Value Per Option
Non-vested at January 1, 2014	33,750	$4.04
Granted	33,750	3.94
Vested	(33,750)	4.04
Canceled	–	–
Non-vested at September 30, 2014	33,750	$3.94

As of September 30, 2014, there was $79,000 of total unrecognized expense related to non-vested option shares granted under the Plan.  The cost will be recognized over the remaining 0.60 year vesting period of the unvested options.

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

Regulatory assets, net of amortization, comprise:
	(in thousands)
	September 30, 2014	December 31, 2013

Postretirement benefit obligation	$438	$438
Deferred income taxes	465	476
Goodwill	327	333
Deferred acquisition and franchise costs	765	792
Expense of rate and regulatory proceedings	367	265
	$2,362	$2,304

Artesian Water contributed $93,000 to its postretirement benefit plan in the first nine months of 2014.  These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

NOTE 5 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.

The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Weighted average common shares outstanding during the period for Basic computation	8,898	8,789	8,876	8,759
Dilutive effect of employee stock options	32	61	43	63

Weighted average common shares outstanding during the period for Diluted computation	8,930	8,850	8,919	8,822

For the three and nine months ended September 30, 2014, employee stock options to purchase 67,500 shares of common stock were excluded from the calculations of diluted net income per share, respectively, as the calculated proceeds from the options' exercise were greater than the average market price of the Company's common stock during this period.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Stock.  As of September 30, 2014, 8,018,913 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  As of September 30, 2013, 7,911,764 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  The par value for both classes is $1.00 per share.  For the three months ended September 30, 2014 and September 30, 2013, the Company issued 8,722 and 11,574 shares of Class A Stock, respectively.  For the nine months ended September 30, 2014 and September 30, 2013, the Company issued 70,344 and 82,928 shares of Class A stock.

Equity per common share was $13.88 and $13.89 at September 30, 2014 and December 31, 2013, respectively.  These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on September 30, 2014 and December 31, 2013, respectively.

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

On April 11, 2014, Artesian Water filed a request with the DEPSC to implement new rates to meet a requested increase in revenue of 15.9%, or approximately $10.0 million, on an annualized basis.  The actual effective increase is less than 15.9% since, in accordance with applicable law, on June 10, 2014, Artesian Water placed temporary rates into effect designed to generate an increase in annual operating revenue of approximately 3.98%, or $2.5 million, on an annualized basis, until permanent rates are determined by the DEPSC. Also, as permitted by law, on November 13, 2014 we will place into effect a second step of temporary rates designed to generate an increase in annual operating revenue of approximately 7.17%, or $4.5 million, on an annualized basis, subject to approval by the DEPSC, until permanent rates are determined by the DEPSC. Artesian Water had been permitted to recover specific investments made in infrastructure through the assessment of a 3.3% Distribution System Improvement Charge, or DSIC, which was set to zero when temporary rates were placed into effect.  The new rates are designed to support Artesian Water's ongoing capital improvement program and to cover increased costs of operations, including water quality testing, chemicals and electricity for water treatment, taxes, labor and benefits.  Artesian Water's last request to implement new rates was filed in April 2011.

On January 18, 2013, Artesian Wastewater filed an application with the DEPSC to revise its rates and charges for wastewater services concerning territories located in Kent and Sussex County, Delaware.  Artesian Wastewater requested authorization to implement proposed rates for wastewater services to meet a requested increase in revenue of approximately $343,000, or 34.8%, on an annualized basis.  The new rates are designed to support Artesian Wastewater's ongoing capital improvement program and to cover increased costs of operations.  On August 6, 2013, Artesian Wastewater, the Staff of the Delaware Public Service Commission and the Division of the Public Advocate entered into an agreement to settle Artesian Wastewater's application for an increase in rates.  On October 8, 2013, the DEPSC approved the settlement agreement authorizing a two-step increase in rates, with the first step effective upon approval of the settlement and the second step effective September 14, 2014.  Once fully implemented, based on the current number of households, the new rates will provide Artesian Wastewater approximately $174,000 in additional annual revenue.  The settlement also authorized a return on equity of 10%.

Other Proceedings

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through DSIC.  This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility's overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period.  In November 2012, Artesian Water filed an application with the DEPSC for approval to collect a DSIC rate of 1.59% effective January 1, 2013.  This rate was based on approximately $4.6 million in eligible plant improvements since the last rate application.  On December 14, 2012, the DEPSC approved the DSIC effective January 1, 2013, subject to audit at a later date.  In May 2013, Artesian Water filed an application with the DEPSC for approval to collect a DSIC rate of 2.09% effective July 1, 2013.  This rate was based on approximately $2.0 million in eligible plant improvements since the last rate application.  On June 18, 2013, the DEPSC approved the DSIC effective July 1, 2013, subject to audit at a later date.  In November 2013, Artesian Water filed an application with the DEPSC for approval to collect a DSIC rate of 3.32% effective January 1, 2014.   This rate was based on approximately $4.9 million in eligible plant improvements since the last rate application.  On December 17, 2013, the DEPSC approved the DSIC effective January 1, 2014, subject to audit at a later date. The DSIC assessments were set to zero when temporary rates were placed into effect on June 10, 2014. For the nine months ended September 30, 2014 we earned approximately $789,000 in DSIC revenue.  For the three and nine months ended September 30, 2013 we earned approximately $336,000 and $839,000 in DSIC revenue, respectively.

NOTE 7 – INCOME TAXES

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  As a result of our review of our tax positions, we determined that we had no material uncertain tax positions.  The Company would recognize, if applicable, interest accrued and penalties related to unrecognized tax benefits in interest expense and in accordance with the regulations of the jurisdictions involved.  There were no such interest and penalty charges for the nine months ended September 30, 2014 or September 30, 2013.  The Company remains subject to examination by federal and state authorities for tax years 2011 through 2013.

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

Long-term Financial Liabilities

All of Artesian Resources' outstanding long-term debt as of September 30, 2014 and December 31, 2013 was fixed-rate.  The fair value of the Company's long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt are shown below:

In thousands
	September 30, 2014	December 31, 2013
Carrying amount	$106,402	$106,642
Estimated fair value	$128,186	$124,461

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

NOTE 9 – RELATED PARTY TRANSACTIONS

In September 2013, Artesian Water entered into a contract in the normal course of business with W.F. Construction, a related party, for work associated with structural repairs to a water treatment plant. The value of the total contract at September 30, 2014 is approximately $340,000.  The owner of W.F. Construction is the husband of Mrs. Jennifer Finch, Vice President and Assistant Treasurer of Artesian Resources.  As set forth in the Charter of the Artesian Resources Audit Committee of the Board of Directors, the Audit Committee is responsible for reviewing and, if appropriate, approving all related party transactions between us and any officer, director, any person known to be the beneficial owner of more than 5% of any class of the Company's voting securities or any other related person that would potentially require disclosure.  In its review and approval of the related party transaction with W.F. Construction, the Audit Committee considered the nature of the related person's interest in the transaction; the satisfactory performance of work contracted with the related party prior to our employment of Mrs. Finch; and the material terms of the transaction, including, without limitation, the amount and type of transaction, the importance of the transaction to the related person, the importance of the transaction to the Company and whether the transaction would impair the judgment of a director or officer to act in the best interest of the Company.  The Audit Committee approves only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders.  All services provided under the contract with W.F. Construction are in the ordinary course of business at fees and on terms and conditions that the Company believes are the same as those that would result from arm's-length negotiations between unrelated parties.

NOTE 10 – LEGAL PROCEEDINGS

On September 30, 2014, the United States District Court for the Eastern District of Pennsylvania, or the Court, issued an Order regarding the complaint filed on December 22, 2010 by Artesian Water, against Chester Water Authority or CWA. The complaint claimed breach of contract, unjust enrichment, and requested declaratory judgment in relation to an interconnection agreement with CWA to supply bulk water supplies to Artesian Water.  The Order of the Court stated the following:

·
The Addendum to the Interconnection Agreement between Artesian Water and CWA is a valid and enforceable contract by which CWA agreed to supply, and Artesian Water agreed to purchase, bulk water supplies, or the Supplies; and

·	CWA's calculation of rate increases for the Supplies in 2008, 2009, and 2010 were valid; and

·	Artesian Water is required to pay CWA amounts withheld related to CWA rate increases from 2008, 2009, and
2010 totaling approximately $3.1 million; and

·	Artesian Water is not required to pay a 10% late fee totaling approximately $300,000 on the amounts withheld related to CWA rate increases from 2008, 2009, and 2010; and

·
CWA shall file documentation no later than October 14, 2014 supporting the total amount of its damages in connection with Artesian Water's failure to pay for Supplies purchased beginning on July 1, 2010 at the rate then charged by CWA.

With regard to the third order above, the approximately $3.1 million withheld from Artesian Water's previous payments to CWA were accrued by Artesian Water when invoiced by CWA.  In addition, approximately $378,000 in prejudgment interest related to amounts withheld were accrued as of September 30, 2014.  This amount is calculated at 6% per annum on outstanding amounts withheld.  The Company believes this amount will be awarded by the Court.  The $3.1 million withheld was paid by Artesian Water to CWA in October 2014.

NOTE 11 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued amended guidance on the accounting for service concession arrangements.  The guidance specifies that an operating entity should not account for a service concession arrangement as a lease.  Service concession arrangements may become more prevalent in the United States as public-sector entities seek alternative ways to provide public services on a more efficient and cost-effective basis.  Entities should refer to other FASB topics as applicable to account for various aspects of a service concession arrangement.  This guidance also specifies that the infrastructure used in a service concession arrangement should not be recognized as property, plant and equipment of the entity.  This guidance should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity's fiscal year of adoption.  The modified retrospective approach requires the cumulative effect of applying this guidance to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption.  The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted.  Based on the nature of our current contractual agreements with public sector entities, management does not expect the adoption of this guidance to have a material impact on the Company's financial statements.

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

In May 2014, the FASB issued amended guidance for reporting revenue from contracts with customers.  This guidance affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:
·	Identify the contract(s) with a customer.
·	Identify the performance obligations in the contract.
·	Determine the transaction price.
·	Allocate the transaction price to the performance obligations in the contract.
·	Recognize revenue when (or as) the entity satisfies a performance obligation.

An entity should apply the amendments in this guidance using one of the following two methods:

1. Retrospectively to each prior reporting period presented and the entity may elect any of the following practical expedients:
·	For completed contracts, an entity need not restate contracts that begin and end within the same annual reporting period.
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

In August 2014, the FASB issued amended guidance for a reporting entity that is required to consolidate a collateralized financing entity under the Variable Interest Entities guidance when: (1) the reporting entity measures all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other Codification Topics; and (2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. The fair value of the financial assets of a collateralized financing entity, as determined under Generally Accepted Accounting Principles, or GAAP, may differ from the fair value of its financial liabilities even when the financial liabilities have recourse only to the financial assets. Before this guidance, there was no specific guidance in GAAP on how a reporting entity should account for that difference. The amendments in this guidance are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. Management does not expect the adoption of this guidance to have a material impact on the Company's financial statements.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2014

OVERVIEW

Our profitability is primarily attributable to the sale of water.  Gross water sales comprise 89.5% of total operating revenues for the nine months ended September 30, 2014.  Our profitability is also attributed to the various contract operations, water and sewer Service Line Protection Plans and other services we provide.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives.  Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

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

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue.  The Town of Middletown, which is one of our municipal customers and is located in southern New Castle County, Delaware, has nearly doubled in population since 2001, and population growth in this area is expected to continue for some time as a result of ongoing and future residential construction.  As population growth continues in Middletown and other areas in Delaware, we believe that the demand for water will increase, thereby contributing to an increase in our operating revenues.  As of September 30, 2014, we had approximately 80,500 metered water customers in Delaware, an increase of approximately 1,000 compared to September 30, 2013.  The number of metered water customers in Maryland totaled 2,250 as of September 30, 2014, an increase of approximately 50 compared to 2013.  The number of metered water customers in Pennsylvania remained consistent with 2013.  For the nine months ended September 30, 2014, approximately 5.8 billion gallons of water were distributed in our Delaware systems and approximately 89.0 million gallons of water were distributed in our Maryland systems.

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

Artesian Utility operates the Water Service Line Protection Plan, or WSLP Plan, and the Sewer Service Line Protection Plan, or SSLP Plan.  Artesian Resources initiated the WSLP Plan in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines.  The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources.  As of September 30, 2014, approximately 18,400, or 26.0%, of our eligible water customers signed up for the WSLP Plan, approximately 13,500, or 19.0%, of our eligible customers signed up for the SSLP Plan and approximately 1,000 non-customer participants signed up for either the WSLP Plan or SSLP Plan.

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

On April 11, 2014, Artesian Water filed a request with the DEPSC to implement new rates to meet a requested increase in revenue of 15.9%, or approximately $10.0 million, on an annualized basis.  The actual effective increase is less than 15.9% since, in accordance with applicable law, on June 10, 2014, Artesian Water placed temporary rates into effect designed to generate an increase in annual operating revenue of approximately 3.98%, or $2.5 million, on an annualized basis, until permanent rates are determined by the DEPSC.  Also, as permitted by law, on November 13, 2014 we will place into effect a second step of temporary rates designed to generate an increase in annual operating revenue of approximately 7.17%, or $4.5 million, on an annualized basis, subject to approval by the DEPSC, until permanent rates are determined by the DEPSC. Artesian Water had been permitted to recover specific investments made in infrastructure through the assessment of a 3.3% Distribution System Improvement Charge, or DSIC, which was set to zero when temporary rates were placed into effect.  The new rates are designed to support Artesian Water's ongoing capital improvement program and to cover increased costs of operations, including water quality testing, chemicals and electricity for water treatment, taxes, labor and benefits.  Artesian Water's last request to implement new rates was filed in April 2011.

On January 18, 2013, Artesian Wastewater filed an application with the DEPSC to revise its rates and charges for wastewater services concerning territories located in Kent and Sussex County, Delaware.  Artesian Wastewater requested authorization to implement proposed rates for wastewater services to meet a requested increase in revenue of approximately $343,000, or 34.8%, on an annualized basis.  The new rates are designed to support Artesian Wastewater's ongoing capital improvement program and to cover increased costs of operations.  On August 6, 2013, Artesian Wastewater, the Staff of the Delaware Public Service Commission and the Division of the Public Advocate entered into an agreement to settle Artesian Wastewater's application for an increase in rates.  On October 8, 2013, the DEPSC approved the settlement agreement authorizing a two-step increase in rates, with the first step effective upon approval of the settlement and the second step effective September 14, 2014.  Once fully implemented, based on the current number of households, the new rates will provide Artesian Wastewater approximately $174,000 in additional annual revenue.  The settlement also authorized a return on equity of 10%.  We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability.  The cumulative effect of inflation results in significantly higher facility costs compared to investments made 20 to 40 years ago, which must be recovered from future cash flows.

Results of Operations – Analysis of the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013.

Operating Revenues

Revenues totaled $19.6 million for the three months ended September 30, 2014, $1.5 million, or 8.4%, above revenues for the three months ended September 30, 2013 of $18.1 million.  Water sales revenues increased $1.3 million, or 8.2%, for the three months ended September 30, 2014 from the corresponding period in 2013, a result of a temporary rate increase that was placed into effect on June 10, 2014 and an increase in overall water consumption, including sales to a neighboring municipality through an existing interconnection while they worked to install treatment equipment at the well field that is their sole source of self-supply. This increase is partially offset by a decrease in the Distribution System Improvement Charge, or DSIC, revenue of approximately $336,000.  We realized 90.1% of our total operating revenue for the three months ended September 30, 2014 from the sale of water as compared to 90.3% for the three months ended September 30, 2013.

Other utility operating revenue increased approximately $0.2 million, or 23.7%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase is primarily due to an increase in service and finance charges and an increase in wastewater revenue.

Non-utility operating revenue increased approximately $17,000, or 1.7%, for the three months ended September 30, 2014 compared to the same period in 2013.  The increase is primarily due to an increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue.  The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service or clogged sewer lines up to an annual limit.  This increase is partially offset by a decrease in contract revenue, primarily due to a decrease in wastwater contract services.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, decreased $0.2 million, or 1.6%, for the three months ended September 30, 2014, compared to the same period in 2013.

Payroll and employee benefit costs decreased $0.3 million, or 6.1%, primarily due to a reclassification of personnel costs to overhead for capital projects based upon a review of job responsibilities. This decrease is partially offset by an increase in wages and medical benefits.

Repair and maintenance costs increased $0.2 million, or 26.3%, primarily due to increased water treatment plant expenses and equipment maintenance costs.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 49.9% for the three months ended September 30, 2014, compared to 55.0% for the three months ended September 30, 2013.

Depreciation and amortization expense increased $0.2 million, or 9.4%, primarily due to continued investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense increased $0.5 million, primarily due to higher pre-tax income for the three months ended September 30, 2014, compared to the three months ended September 30, 2013.

Interest Charges

Interest charges increased $0.4 million, primarily due to the accrual of prejudgment interest on amounts withheld related to the litigation against Chester Water Authority in regard to the proper determination of the rate charged for water purchased under contract from the Chester Water Authority.

Net Income

Our net income applicable to common stock increased $0.7 million for the three months ended September 30, 2014, compared to the same period a year ago.  This increase in net income was due to higher operating income margins in our water utility business, primarily due to a temporary rate increase placed in effect on June 10, 2014 and an increase in overall water consumption.

Results of Operations – Analysis of the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013.

Operating Revenues

Revenues totaled $54.4 million for the nine months ended September 30, 2014, $2.2 million, or 4.2%, above revenues for the nine months ended September 30, 2013 of $52.2 million.  Water sales revenues increased $1.7 million, or 3.6%, for the nine months ended September 30, 2014 from the corresponding period in 2013, a result of a temporary rate increase placed into effect on June 10, 2014, as permitted under Delaware law, until permanent rates are determined by the DEPSC. We realized 89.5% of our total operating revenue for the nine months ended September 30, 2014 from the sale of water as compared to 90.1% for the nine months ended September 30, 2013.

Other utility operating revenue increased approximately $0.4 million, or 16.7%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  The increase is primarily due to an increase in service and finance charges and an increase in wastewater revenue.

Non-utility operating revenue increased approximately $0.2 million, or 5.3%, for the nine months ended September 30, 2014 compared to the same period in 2013.  The increase is primarily due to an approximately $269,000 increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue.  The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service or clogged sewer lines up to an annual limit.  This increase is partially offset by a decrease in contract revenue, primarily due to a decrease in wastewater contract services.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.5 million, or 1.7%, for the nine months ended September 30, 2014, compared to the same period in 2013.

Payroll and employee benefit costs increased $1.0 million, or 7.3%, primarily the result of an increase in wages and an increase in medical benefit premiums, partially offset by the reclassification of personnel costs to overhead for capital projects based on a review of job responsibilities.

Administration expenses decreased $1.0 million, or 24.5%, primarily due to legal costs associated with the litigation against Chester Water Authority in regard to the proper determination of the rate charged for water purchased under contract from the Chester Water Authority.

Property and other taxes increased $0.2 million, or 5.7%, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and an increase in utility plant subject to taxation.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 56.6% for the nine months ended September 30, 2014, compared to 58.0% for the nine months ended September 30, 2013.

Depreciation and amortization expense increased $0.4 million, or 6.3%, primarily due to continued investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense increased $0.4 million, primarily due to higher pre-tax income for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

Interest Charges

Interest expense increased $0.3 million, primarily due to accrual of prejudgment interest expense related with the litigation against Chester Water Authority in regard to the proper determination of the rate charged for water purchased under contract from the Chester Water Authority which is partially offset by a decrease in long-term debt outstanding.

Net Income

Our net income applicable to common stock increased $0.6 million for the nine months ended September 30, 2014, compared to the same period a year ago.  This increase in net income was due to higher operating income margins in our water utility business, primarily due temporary rate increase placed in effect on June 10, 2014 and an increase in overall water consumption.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the nine months ended September 30, 2014 were $17.0 million provided by cash flow from operating activities, $2.4 million in net contributions and advances from developers and $1.4 million in net proceeds from the issuance of common stock.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

Investment in Plant and Systems

The primary focus of Artesian Water's investment is to continue to provide high quality reliable service to our growing service territory.  We invested $19.3 million in capital expenditures during the first nine months of 2014 compared to $13.9 million invested during the same period in 2013.  During the first nine months of 2014, we invested approximately $7.9 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities. We invested $6.6 million to enhance or improve existing treatment facilities and for the rehabilitation of pumping equipment to better serve our customers. We invested $2.1 million for equipment purchases, computer hardware and software upgrades and transportation and equipment purchases. Developers financed $2.0 million for the installation of water mains and hydrants for the first nine months of 2014 compared to $3.4 million for the first nine months of 2013. We invested $0.3 million to upgrade and automate our meter reading equipment. We invested approximately $0.2 million in mandatory utility plant expenditures due to governmental highway projects which require the relocation of water service mains in addition to facility improvements and upgrades. An additional $0.2 million was invested in wastewater projects in Delaware.

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

Lines of Credit

At September 30, 2014, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of September 30, 2014, there was $32.8 million of available funds under this line of credit.  The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 28, 2015 or any date on which Citizens demands payment.

At September 30, 2014, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of September 30, 2014, there was $12.8 million of available funds under this line of credit.  The interest rate for borrowings under this line is LIBOR plus 1.50%.  The term of this line of credit expires on January 13, 2015.

Pursuant to the Order issued on September 30, 2014 by the United States District Court for the Eastern District of Pennsylvania regarding the complaint filed on December 22, 2010 by Artesian Water against Chester Water Authority, or CWA, Artesian Water is required to pay CWA amounts withheld related to CWA rate increases from 2008, 2009, and 2010 totaling approximately $3.1 million.  Artesian Water intends to finance the $3.1 million payment using the existing lines of credit noted above.  The $3.1 million withheld was paid by Artesian Water to CWA in October 2014.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$14,436	$	-----	$	-----	$	-----

Long-Term Debt

Artesian Water's trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66⅔% of total capitalization.  Our debt to total capitalization, including the short-term portion thereof, was 46.4% at September 30, 2014.  In addition, our revolving line of credit with CoBank contains customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets, change our business or incur additional indebtedness.  In addition, this line of credit requires us to abide by certain financial covenants and ratios.  As of September 30, 2014, we were in compliance with these covenants.

We expect to fund our activities for the next 12 months using our available cash balances and bank credit lines, plus projected cash generated from operations.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$6,944	$13,776	$37,075	$110,646	$168,441
State revolving fund loans (principal and interest)	984	1,969	1,969	7,182	12,104
Operating leases	72	106	111	1,560	1,849
Unconditional purchase obligations	3,780	7,571	7,561	8,524	27,436
Tank painting contractual obligation	306	382	--	--	688
Total contractual cash obligations	$12,086	$23,804	$46,716	$127,912	$210,518

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

On July 15, 2011, Artesian Water entered into a Financing Agreement with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of Delaware, or the Department.  The Company has been given a loan of approximately $3.6 million, or the Loan, from the Delaware Safe Drinking Water Revolving Fund to finance all or a portion of the cost to replace specific water transmission mains in service areas located in New Castle County, Delaware (collectively, the "Project").  In accordance with the Financing Agreement, the Company will from time to time request funds under the Loan as it incurs costs in connection with the Project.  The Company shall pay to the Department, on the principal amount drawn down and outstanding from the date drawn, interest at a rate of 1.7% per annum and an administrative fee at the rate of 1.7% per annum.  As of September 30, 2014, approximately $2.6 million was borrowed under this Loan. The Company will not request any further funds under this Loan.

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

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2013 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2013 and also in the notes to our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first nine months of 2014 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2043, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt's maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at September 30, 2014 were approximately $14.4 million.  An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing a two year supply contract, at a fixed price.

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On September 30, 2014, the United States District Court for the Eastern District of Pennsylvania, or the Court, an Order regarding the complaint filed on December 22, 2010 by Artesian Water, against Chester Water Authority, or  CWA. The complaint claimed breach of contract, unjust enrichment, and requested declaratory judgment in relation to an interconnection agreement with CWA to supply bulk water supplies to Artesian Water.  The Order of the Court stated the following:

·
The Addendum to the Interconnection Agreement between Artesian Water and CWA is a valid and enforceable contract by which CWA agreed to supply, and Artesian Water agreed to purchase, bulk water supplies or the Supplies; and

·	CWA's calculation of rate increases for the Supplies in 2008, 2009, and 2010 were valid; and
·	Artesian Water is required to pay CWA amounts withheld related to CWA rate increases from 2008, 2009, and 2010 totaling approximately $3.1 million; and
·	Artesian Water is not required to pay a 10% late fee totaling approximately $300,000 on the amounts withheld related to CWA rate increases from 2008, 2009, and 2010; and
·
CWA shall file documentation no later than October 14, 2014 supporting the total amount of its damages in connection with Artesian Water's failure to pay for Supplies purchased beginning on July 1, 2010 at the rate then charged by CWA.

With regard to the third order above, the approximately $3.1 million withheld from Artesian Water's previous payments to CWA were accrued by Artesian Water when invoiced by CWA.  In addition, approximately $378,000 in prejudgment interest related to amounts withheld were accrued as of September 30, 2014.  This amount is calculated at 6% per annum on outstanding amounts withheld.  The Company believes this amount will be awarded by the Court.  The $3.1 million withheld was paid by Artesian Water to CWA in October, 2014.

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

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).*

101
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: November 7, 2014	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: November 7, 2014	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).*

101
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

* Filed herewith