Form 10-K
period 2014-12-31
ARTESIAN RESOURCES CORP
filed 2015-03-13
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

The aggregate market value of the Class A Non-Voting Common Stock and Class B Common Stock held by non-affiliates of the registrant at June 30, 2014 was $174,721,000 and $6,052,000, respectively.  The aggregate market value of Class A Non-Voting Common Stock was computed by reference to the closing price of such class as reported on the Nasdaq Global Market on June 30, 2014, which trade date was June 30, 2014.  The aggregate market value of Class B Common Stock was computed by reference to the last reported trade of such class as reported on the OTC Bulletin Board as of June 30, 2014, which trade date was June 13, 2014.

As of March 9, 2015, 8,037,623 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION

Table of  contents

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

Table of  contents
Our Market

Our current market area is the Delmarva Peninsula.  Our largest service area is in the State of Delaware, which had an estimated population of approximately 936,000 at July 1, 2014.  According to the US Census Bureau, Delaware's population increased an estimated 4.2% from 2010 to 2014, as compared to the nationwide growth rate of approximately 3.3%.  Substantial portions of Delaware, particularly outside of New Castle County, are not served by a public water or wastewater system and represent potential opportunities for Artesian Water and Artesian Wastewater to obtain new exclusive franchised service areas.  We continue to focus resources on developing and serving existing service territories and obtaining new territories throughout the State.

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

We hold Certificates of Public Convenience and Necessity, or CPCNs, for approximately 280 square miles of exclusive water service territory and approximately 25 square miles of wastewater service territory, most of which is in Delaware and some in Maryland and Pennsylvania.  Our largest connected regional water system, consisting of approximately 141 square miles and 72,000 customers, is located in northern New Castle County and portions of southern New Castle County, Delaware.  A significant portion of our exclusive service territory in Delaware remains undeveloped, and if and when development occurs and there is population growth in these areas, along with the anticipated population growth in Maryland, we will increase our customer base by providing water and/or wastewater service to the newly developed areas and new customers.

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

Artesian Wastewater

Artesian Wastewater is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company.  As of December 31, 2014, Artesian Wastewater owned and operated four wastewater treatment facilities, which are capable of treating approximately 730,000 gallons per day and can be expanded to treat approximately 1.6 mgd.

Artesian Wastewater Maryland

Artesian Wastewater Maryland is a regulated wastewater entity in the State of Maryland and was incorporated on June 3, 2008.  Artesian Wastewater Maryland is able to provide public wastewater services to customers in the State of Maryland. It is currently not providing wastewater services in Maryland.

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

Artesian Utility has operated the WSLP Plan and the SSLP Plan since 2012. Artesian Resources initiated the WSLP Plan in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources. As of December 31, 2014, approximately 18,800, or 27.1%, of our eligible water customers signed up for the WSLP Plan, approximately 14,000, or 20.2%, of our eligible customers signed up for the SSLP Plan and approximately 1,000 non-customer participants signed up for either the WSLP Plan or SSLP Plan.

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

Regulatory Matters

Overview

Our water and wastewater utility operations are subject to regulation by their respective state regulatory commissions, which have broad administrative power and authority to regulate rates charged for service, determine franchise areas and conditions of service, approve acquisitions, authorize the issuance of securities and other matters.  The profitability of our utility operations is influenced, to a great extent, by the timeliness and adequacy of regulatory relief we are granted by the respective regulatory commissions or authorities in the states in which we operate.

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

On April 11, 2014, Artesian Water filed a request with the DEPSC to implement new rates to meet a requested increase in revenue of 15.9%, or approximately $10.0 million, on an annualized basis.  The actual effective increase is less than 15.9% since, in accordance with applicable law, on June 10, 2014, Artesian Water placed temporary rates into effect designed to generate an increase in annual operating revenue of approximately 3.98%, or $2.5 million, on an annualized basis, until permanent rates are determined by the DEPSC. Artesian Water had been permitted to recover specific investments made in infrastructure through the assessment of a cumulative 3.32% Distribution System Improvement Charge, or DSIC, which was set to zero when temporary rates were placed into effect.  Also, as permitted by law, on November 13, 2014 we placed into effect a second step of temporary rates designed to generate an increase in annual operating revenue of approximately 7.17%, or 4.5 million, on an annualized basis, subject to approval by the DEPSC, until permanent rates are determined by the DEPSC. A portion of the second step of temporary increases was held in reserve based on an estimated outcome and is not reflected in net income. The new rates are designed to support Artesian Water's ongoing capital improvement program and to cover increased costs of operations, including water quality testing, chemicals and electricity for water treatment, taxes, labor and benefits.  Artesian Water's last request to implement new rates was filed in April 2011.

On January 18, 2013, Artesian Wastewater filed an application with the DEPSC to revise its rates and charges for wastewater services concerning territories located in Sussex County, Delaware.  Artesian Wastewater requested authorization to implement proposed rates for wastewater services to meet a requested increase in revenue of approximately $343,000, or 34.8%, on an annualized basis. The new rates are designed to support Artesian Wastewater's ongoing capital improvement program and to cover increased costs of operations. On August 6, 2013, Artesian Wastewater, the Staff of the Delaware Public Service Commission and the Division of the Public Advocate entered into an agreement to settle Artesian Wastewater's application for an increase in rates.  On October 8, 2013, the DEPSC approved the settlement agreement authorizing a two-step increase in rates, with the first step effective upon approval of the settlement and the second step effective one year thereafter.  The increase in rates were fully implemented as of December 31, 2014. Based on the number of households at the time of the settlement, the new rates will provide Artesian Wastewater approximately $174,000 in additional annual revenue. The settlement also authorized a return on equity of 10%.

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

Other Regulatory Matters

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC.  This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility's overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period. In November 2012, Artesian Water filed an application with the DEPSC for approval to collect an additional DSIC rate of 1.45% effective January 1, 2013.  This rate was based on approximately $5.6 million in eligible plant improvements since the last rate application.  On December 14, 2012, the DEPSC approved the DSIC effective January 1, 2013, subject to audit at a later date.  In May 2013, Artesian Water filed an application with the DEPSC for approval to collect an additional  DSIC rate of 0.50% effective July 1, 2013.  This rate was based on approximately $2.0 million in eligible plant improvements since the last rate application.  On June 18, 2013, the DEPSC approved the DSIC effective July 1, 2013, subject to audit at a later date.  In November 2013, Artesian Water filed an application with the DEPSC for approval to collect an additional    DSIC rate of 1.23% effective January 1, 2014. This rate was based on approximately $4.9 million in eligible plant improvements since the last rate application. On December 17, 2013, the DEPSC approved the DSIC effective January 1, 2014, subject to audit at a later date. Once temporary rates were placed into effect on June 10, 2014, the cumulative DSIC rate was set to zero. For the years ended December 31, 2014 and December 31, 2013, we earned approximately $0.8 million and $1.1 million in DSIC revenue. In November 2014, Artesian Water filed an application with the DEPSC for approval to collect a collect a DSIC rate of 0.34% effective January 1, 2015. This rate was based on approximately $1.3 million in eligible plant improvements since the last rate application. On December 16, 2014, the DEPSC approved the DSIC effective January 1, 2015, subject to audit at a later date.

Environmental Regulation

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

The water industry is capital intensive, with the highest capital investment in plant and equipment per dollar of revenue among all utilities.  Increasingly stringent drinking water regulations to meet the requirements of the Safe Drinking Water Act of 1974 have required the water industry to invest in more advanced treatment systems and processes, which require a heightened level of expertise.  We are currently in full compliance with the requirements of the Safe Drinking Water Act.  Even though our water utility was founded in 1905, the majority of our investment in infrastructure occurred in the last 40 years.

Under Delaware state laws and regulations, we are required to file applications with DNREC for water allocation permits for each of our operating wells pumping greater than 50,000 gallons per day. For any wells in the Delaware River Basin, we must also file allocation permits with the Delaware River Basin Commission, or DRBC. We have 122 operating and 58 observation and monitoring wells in our Delaware systems. At December 31, 2014, we had allocation permits for 106 wells, permit applications pending for 5 wells, and 11 wells that do not require a permit.

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

Table of  contents
DPH has set maximum contaminant levels for certain substances that are more restrictive than the maximum contaminant levels set by the EPA.  The DPH is the EPA's agent for enforcing the Safe Drinking Water Act in Delaware and, in that capacity, monitors the activities of Artesian Water and reviews the results of water quality tests performed by Artesian Water for adherence to applicable regulations.  Artesian Water is also subject to other laws regulating substances and contaminants in water, including rules for volatile organic compounds and the Total Coliform Rule.

A normal by-product of our iron removal treatment facilities is a solid consisting of the iron removed from untreated groundwater plus residue from chemicals used in the treatment process.  The solids produced at our facilities are either disposed directly into approved wastewater facilities or removed from our facilities by a licensed third party vendor. A normal by-product of our carbon absorption filtration process is exhausted carbon media, which is disposed of by the contractor providing the media replacement. Management believes that compliance with existing federal, state or local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has no material effect upon the business and affairs of the Company, but there is no assurance that such compliance will continue to not have a material effect in the future.

The MDE ensures that water quality and quantity at all public water systems in Maryland meet the needs of the public and are in compliance with federal and state regulations.  The MDE also ensures that public drinking water systems provide safe and adequate water to all current and future users in Maryland, and that appropriate usage, planning, and conservation policies are implemented for Maryland's water resources.  The MDE oversees the development of Source Water Assessments for water supplies, and issues water appropriation permits for public drinking water systems.  In order to appropriate water for municipal, commercial, industrial or other non-domestic uses, a Water Appropriation Permit must be obtained.  Issuance of the permit involves evaluating the needs of the user and the potential impact of the withdrawal on neighboring users and the water source in order to maximize beneficial use of the water of the State of Maryland.  Permits for large appropriations often involve conducting pump tests to measure adequacy of an aquifer and safe yield of a well, or reviewing stream flow records to determine the adequacy of a surface water source.  Regulations were finalized in 1999 that require all new community water systems to have sufficient technical, managerial and financial capacity to provide safe drinking water to their consumers prior to being issued a Construction Permit.  Also, in 2007, capacity management guidance was finalized.  Capacity limiting factors can include, source capacity, treatment capacity and appropriation permit quantity. The quantity of water withdrawn from the Port Deposit surface water intake is allocated by the Susquehanna River Basin Commission, or SRBC, and MDE. We have 12 operating wells and one surface water in-take in our Maryland systems.

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

Table of  contents
Sources of Water

We derive about 95% of our self-supplied groundwater from wells that pump groundwater from aquifers and other formations located in the Atlantic Coastal Plain.  The remaining 5% of our groundwater supply comes from wells in the Piedmont Province.  We use a variety of treatment methods, including aeration, pH adjustment, chlorination, fluoridation, ultra violet oxidation, arsenic removal, nitrate removal, radium removal, iron removal, and carbon absorption to meet federal, state and local water quality standards.  Additionally, a corrosion inhibitor is added to all of our self-supplied groundwater and most of the supply from interconnections.  We have 57 different water treatment facilities in our Delaware systems.  We have 8 separate water treatment facilities in our Maryland systems.  All water supplies that we purchase from neighboring utilities are potable.  Based on our experience, we believe that the costs of treating groundwater are significantly lower than those of treating surface water.

To supplement our groundwater supply, we purchase treated surface water through interconnections only in the northern service area of our New Castle County, Delaware system.  The treated surface water is blended with our groundwater supply for distribution to our customers.  Nearly 85% of the overall 7.6 billion gallons of water we distributed in all of our Delaware systems during 2014 came from our groundwater wells, while the remaining 15% came from interconnections with other utilities and municipalities.  The majority of the 0.1 billion gallons of water we distributed in all of our Maryland systems during 2014 came from our groundwater wells, while a portion came from treated surface water.  During 2014, our average rate of water pumped to our Delaware systems was approximately 17.6 mgd from our groundwater wells and approximately 3.2 mgd was supplied from interconnections.  We have one water treatment facility that treats surface water from the Susquehanna River, located in Cecil County, Maryland.  Our peak water supply capacity currently is approximately 55.0 mgd in Delaware and approximately 2.0 mgd in Maryland.  We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

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

In Delaware, we have 22 interconnections with 2 neighboring water utilities and 6 municipalities that provide us with the ability to purchase or sell water.  An interconnection agreement with the Chester Water Authority has a "take or pay" clause requiring us to purchase 1.095 billion gallons annually.  During the fiscal year ended December 31, 2014, we used the minimum draw under this agreement.  The Chester Water Authority agreement, which expires December 31, 2021, provides for the right to extend the term of this agreement through and including December 31, 2047, at our option, subject to the approval of the Susquehanna River Basin Commission.  All of the interconnections provide Artesian Water the ability to sell water to neighboring water utilities or municipalities.  In Maryland, we have one interconnection that connects the Artesian Water system in Delaware to the Meadowview System, one interconnection with a neighboring utility, and three interconnections with the Town of Elkton.  The interconnection with the Artesian Water Delaware system is capable of providing up to 3.0 mgd of water to our Maryland systems, of which 1.5 mgd is available to the Town of Elkton per our agreement with the Town. In March 2013, the interconnection to the Town of Chesapeake City was completed.  The Town of Chesapeake City placed in service an interconnection and 1.57 miles of new water main to provide water to the Town of Chesapeake City from the Artesian Water Delaware system on Chesapeake City Road. The Chesapeake City Road plant is capable of producing up to 3 mgd and is part of a regional system with a production capacity of up to 28 mgd.

As of December 31, 2014, we were serving customers through approximately 1,201 miles of transmission and distribution mains.  Mains range in diameter from two inches to twenty-four inches, and most of the mains are made of ductile iron or cast iron.  We supply public fire protection service through approximately 5,827 hydrants installed throughout our service territories.

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

Additional General Information

Seasonality

Substantially all of our water customers are metered, which allows us to measure and bill for our customers' water consumption.  Demand for water during the warmer months is generally greater than during cooler months primarily due to additional customer requirements for water in connection with cooling systems, swimming pools, irrigation systems and other outside water use.  Throughout the year, and particularly during typically warmer months, demand for water will vary with temperature and rainfall.  In the event that temperatures during the typically warmer months are cooler than expected, or there is more rainfall than expected, the demand for water may decrease and our revenues may be adversely affected.

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

Employees

The Company has no collective bargaining agreements with any of its employees, and its work force is not union organized or union represented.  As of December 31, 2014, we employed 237 full-time employees.  Of these employees, 25 were officers and managers; 135 were employed as operations personnel, including engineers, technicians, draftsman, maintenance and repair persons, meter readers and utility personnel; and 58 were employed in accounting, budgeting, information systems, human resources, customer relations and public relations.  The remaining 19 employees were administrative personnel.  We believe that our employee relations are good.

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

We file rate increase requests, from time to time, to recover our investments in utility plant and expenses.  Once a rate increase petition is filed with a Public Service Commission, the ensuing administrative and hearing process may be lengthy and costly.  We can provide no assurances that any future rate increase request will be approved by the DEPSC, MDPSC or PAPUC, and if approved, we cannot guarantee that these rate increases will be granted in a timely manner and/or will be sufficient in amount to cover the investments and expenses for which we initially sought the rate increase. To the extent we are able to pass through such costs to customers and a state public service commission subsequently determines that such costs should not have been paid by customers, we may be required to refund such costs, with interest, to customers. Any such costs not recovered through rates, or any such refund, could adversely affect our results of operations, financial position or cash flows.

We rely on governmental approvals in the States of Delaware, Maryland and Pennsylvania for applicable water allocation, water appropriation and water capacity permits related to additional systems that will assist in the operation of our water business as well as wastewater collection, treatment and disposal permits that will assist in the operation of our wastewater business.

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

Table of  contents
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

Table of  contents
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

Our operations from time to time could be parties to or targets of lawsuits, claims, investigations and proceedings, including system failure, injury, contract, environmental, health and safety and employment matters, which are handled and defended in the ordinary course of business.  The results of any future litigation or settlement of such lawsuits and claims are inherently unpredictable, but such outcomes could also materially and adversely affect our business, financial position and results of operations.

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

There have been an increasing number of cyber-attacks on companies around the world, which have caused operational failures or compromised sensitive corporate or customer data. These attacks have occurred over the internet, through malware, viruses or attachments to e-mails or through persons inside the organization or with access to systems inside the organization. We have implemented security measures and will continue to devote resources to address any security vulnerabilities in an effort to prevent cyber-attacks. Despite our efforts, a cyber-attack, if it occurred, could cause water or wastewater system problems, disrupt service to our customers, compromise important data or systems or result in an unintended release of customer information. We feel we have adequate cyber-security insurance coverage to mitigate the cost of any such cyber-attack, however, a possible cyber-attack could affect our operations and have a material adverse effect on our results of operations.

Table of  contents
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

Table of  contents

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

Artesian Water owns land, rights-of-way, easements, transmission and distribution mains, pump facilities, treatment plants, storage tanks, meters, vehicles and related equipment and facilities throughout Delaware, of which the majority is used for utility operations.  Artesian Water Pennsylvania owns transmission and distribution mains. Artesian Water Maryland owns land, transmission and distribution mains, pump facilities and storage tanks.  Artesian Wastewater owns land, rights-of-way, easements, treatment and disposal plants, collection mains and lift stations.  Artesian Wastewater owns a 75-acre parcel of land for the operation of the wastewater facility known as the Northern Sussex Regional Water Recharge Complex.  The following table indicates our utility plant as of December 31, 2014.

Utility plant comprises:
In thousands
	Estimated Useful Life (In Years)	2014
Utility plant at original cost
Utility plant in service-Water
Intangible plant	---	$140
Source of supply plant	45-85	19,029
Pumping and water treatment plant	8-62	73,432
Transmission and distribution plant
Mains	81	216,174
Services	39	34,708
Storage tanks	76	23,943
Meters	26	22,460
Hydrants	60	11,540
General plant	3-31	52,081

Utility plant in service-Wastewater
Treatment and Disposal Plant	35-62	12,815
Collection Mains and Lift Stations	81	6,900
General plant	3-31	883

Property held for future use	---	14,440
Construction work in progress	---	3,180
		491,725
Less – accumulated depreciation		97,932
		$393,793

Substantially all of Artesian Water's utility plant, except the utility plant in the town of Townsend, Delaware, is pledged as security for First Mortgage Securities.  As of December 31, 2014, no other utility plant has been pledged as security for loans.

We believe that our properties are generally maintained in good condition and in accordance with current standards of good water and wastewater works industry practice.  We believe that all of our existing facilities adequately meet current necessary production capacities and current levels of utilization.

Table of  contents
ITEM 3.                          LEGAL PROCEEDINGS

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

With regard to the third order above, the approximately $3.1 million withheld from Artesian Water's previous payments to CWA were accrued by Artesian Water when originally invoiced by CWA and were paid by Artesian Water to CWA in October 2014. In addition, with regard to the fifth order above, CWA requested approximately $379,000 in prejudgment and post judgment interest related to amounts withheld, which was accrued by Artesian Water as of December 31, 2014 and subsequently paid in January 2015. This amount is calculated at 6% per annum on outstanding amounts withheld.

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

Table of  contents
PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for the Company's Common Equity
Artesian Resources' Class A Non-Voting Common Stock, or Class A Stock, is listed on NASDAQ Global Select Market and trades under the symbol "ARTNA."  On March 3, 2015, the last closing sale price as reported by the NASDAQ Global Select Market was $21.44 per share.  On March 3, 2015, there were 739 holders of record of the Class A Stock.  The following table sets forth, for the periods indicated, the high and low closing sale prices for the Class A Stock as reported by NASDAQ Global Select Market and the cash dividends declared per share.

CLASS A NON-VOTING COMMON STOCK

	High	Low	Dividend Per Share
2014
First Quarter	$23.70	$21.61	$0.2088
Second Quarter	22.68	21.11	0.2119
Third Quarter	22.70	20.14	0.2119
Fourth Quarter	22.80	19.87	0.2151

2013
First Quarter	$22.88	$21.73	$0.2027
Second Quarter	23.57	22.88	0.2057
Third Quarter	23.99	21.80	0.2057
Fourth Quarter	23.70	21.68	0.2088

Our Class B Voting Stock, or Class B Stock, is quoted on the OTC Bulletin Board under the symbol "ARTNB."  There has been a limited and sporadic public trading market for the Class B Stock.  As of March 3, 2015, the last reported trade of the Class B Stock on the OTC Bulletin Board was at a price of $22.40 per share on October 30, 2014.  As of March 3, 2015, we had 163 holders of record of the Class B Stock.  The Class B shares are paid the same dividend as the Class A shares noted in the table above.

Table of  contents

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2014, we did not issue any unregistered shares of our Class A or Class B Stock.

Equity Compensation Plan Information
The following table provides information on the shares of our Class A Stock that may be issued upon exercise of outstanding stock options as of December 31, 2014 under the Company's stockholder approved stock plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	376,250	$19.52	331,750

Equity compensation plans not approved by security holders	---	---	---

Total	376,250		331,750

The following graph compares the percentage change in cumulative shareholder return on the Company's Class A Stock with the Standard & Poor's 500 Stock Index and a Peer Group of water utility companies having similar market capitalizations.  The graph covers the period from December 2009 (assuming a $100 investment on December 31, 2009, and the reinvestment of any dividends) through December 2014:

Table of  contents

		INDEXED RETURNS
	Base Period	Years Ending December 31
Company Name / Index	2009	2010	2011	2012	2013	2014
Artesian Resources Corporation	100	107.87	111.57	138.21	146.67	150.10
S&P 500 Index	100	115.06	117.49	136.30	180.44	205.14
Peer Group	100	119.08	135.73	161.67	191.23	234.83

The Peer Group includes American States Water Company, American Water Works Company, Inc., Aqua America, Inc., California Water Service Group, Connecticut Water Service, Inc., Middlesex Water Company, SJW Corporation and York Water Company.

Table of  contents
ITEM 6.	SELECTED FINANCIAL DATA

The selected statement of operations and balance sheet data shown below were derived from our consolidated financial statements. The consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K.  The consolidated statement of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 have been derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K.  You should read this selected financial data together with our consolidated financial statements and related notes, as well as the discussion under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In thousands, except per share and operating data	2014	2013	2012	2011	2010

STATEMENT OF OPERATIONS DATA

Operating revenues
Water sales	$64,667	$61,846	$63,607	$57,564	$56,685
Other utility operating revenue	3,648	3,253	3,169	3,302	2,973
Non-utility operating revenue	4,150	3,974	3,787	4,204	5,227
Total operating revenues	$72,465	$69,073	$70,563	$65,070	$64,885

Operating expenses
Operating and maintenance	$37,086	$36,630	$36,217	$35,448	$34,714
Depreciation and amortization	8,673	8,251	7,930	7,410	7,032
State and federal income taxes	6,375	5,588	6,616	4,654	5,082
Property and other taxes	4,285	4,120	3,945	3,822	3,789
Total operating expenses	$56,419	$54,589	$54,708	$51,334	$50,617

Operating income	$16,046	$14,484	$15,855	$13,736	$14,268
Other income, net	853	872	1,036	299	647
Total income before interest charges	$16,899	$15,356	$16,891	$14,035	$14,915

Interest charges	$7,393	$7,055	$7,045	$7,289	$7,295

Net income	$9,506	$8,301	$9,846	$6,746	$7,620
Dividends on preferred stock				---	---
Net income applicable to common stock	$9,506	$8,301	$9,846	$6,746	$7,620

Net income per share of common stock:
Basic	$1.07	$0.95	$1.14	$0.83	$1.01
Diluted	$1.07	$0.94	$1.13	$0.83	$1.00

Average shares of common stock outstanding:
Basic	8,884	8,774	8,666	8,122	7,557
Diluted	8,926	8,836	8,717	8,160	7,618
Cash dividends per share of common stock	$0.85	$0.82	$0.79	$0.76	$0.75

In thousands, except for operating data	2014	2013	2012	201	2010
BALANCE SHEET DATA
Utility plant, at original cost less accumulated depreciation	$393,793	$378,960	$366,563	$353,397	$345,383
Total assets	$422,213	$403,832	$391,714	$378,737	$371,529
Lines of credit	$18,491	$10,332	$10,717	$11,740	$29,071
Long-term obligations and redeemable preferred stock, including current portions	$106,199	$106,642	$107,368	$108,257	$106,606
Stockholders' equity	$125,605	$121,836	$118,180	$112,997	$95,146
Total capitalization	$230,559	$227,346	$224,437	$219,536	$200,207

OPERATING DATA
Average water sales per customer	$780	$755	$783	$714	$723
Water pumped (millions of gallons)	7,592	7,286	7,407	7,401	7,517
Number of metered customers	82,900	81,900	81,200	80,600	78,400
Miles of water main	1,201	1,182	1,162	1,148	1,131

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our profitability is primarily attributable to the sale of water.  Gross water sales comprise 89.2% of total operating revenues for the year ended December 31, 2014.  Our profitability is also attributed to the various contract operations, water and sewer Service Line Protection Plans and other services we provide.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives.  Our contract operations, Service Line Protection Plans and other services provide a revenue stream that is not affected by changes in weather patterns.

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

Water Division

Overview

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases in our operating revenue. The Town of Middletown, which is one of our municipal customers and is located in southern New Castle County, Delaware, has nearly doubled in population since 2001, and population growth in this area is expected to continue for some time as a result of ongoing and future residential, commercial and industrial construction. As population growth continues in Middletown and other areas in Delaware, we believe that the demand for water will increase, thereby contributing to an increase in our operating revenues. As of December 31, 2014, we had approximately 80,600 metered water customers in Delaware, an increase of approximately 900 compared to December 31, 2013. The number of metered water customers in Maryland totaled 2,300 as of December 31, 2014, an increase of approximately 60 compared to 2013. The number of metered water customers in Pennsylvania totaled 40, which remained consistent with 2013. For the year ended December 31, 2014, approximately 7.6 billion gallons of water were distributed in our Delaware systems and approximately 123 million gallons of water were distributed in our Maryland systems.

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

Artesian Utility has operated the WSLP Plan and the SSLP Plan since 2012. Artesian Resources initiated the WSLP Plan in March 2005.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit.  The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines.  The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit.  Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources.  As of December 31, 2014, approximately 18,800, or 27.1%, of our eligible water customers signed up for the WSLP Plan, approximately 14,000, or 20.2%, of our eligible customers signed up for the SSLP Plan and approximately 1,000 non-customer participants signed up for either the WSLP Plan or SSLP Plan.

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

We record accounts receivable at the invoiced amounts.  The reserve for bad debts is adjusted based on the provision for bad debts, which is calculated as a percentage of total water sales. The Company reviews the bad debt provision expense and the reserve for bad debts on a quarterly basis.  Account balances are written off against the reserve when it is probable the receivable will not be recovered.

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

Our long-lived assets consist primarily of utility plant in service and regulatory assets.  We review for impairment of our long-lived assets, including utility plant in service, in accordance with the requirements of FASB ASC Topic 360.  We review regulatory assets for the continued application of FASB ASC Topic 980.  Our review determines whether there have been changes in circumstances or events that have occurred that require adjustments to the carrying value of these assets.  Adjustments to the carrying value of these assets would be made in instances where changes in circumstances or events indicate the carrying value of the asset may not be recoverable.  The Company believes there are no impairments in the carrying amounts of its long-lived assets or regulatory assets at December 31, 2014.

Results of Operations

2014 Compared to 2013

Operating Revenues

Revenues totaled $72.5 million for the year ended December 31, 2014, $3.4 million, or 4.9%, above revenues for the year ended December 31, 2013 of $69.1 million.  Water sales revenues increased $2.8 million, or 4.6%, for the year ended December 31, 2014 from the corresponding period in 2013, a result of temporary rate increases of 3.98% and 7.17%  placed into effect on June 10, 2014 and November 13, 2014 , respectively, as permitted under Delaware law, until permanent rates are determined by the DEPSC. A portion of the second step of temporary increases was held in reserve based on an estimated outcome. The increase in water sales revenue is partially offset by a decrease in the Distribution System Improvement Charge, or DSIC, revenue, as the DSIC was reset to zero upon the implementation of the first step of temporary rate increases. We realized 89.2% of our total operating revenue for the year ended December 31, 2014 from the sale of water as compared to 89.5% for the year ended December 31, 2013.

Other utility operating revenue increased approximately $395,000, or 12.1%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase is primarily due to an increase in service and finance charges and an increase in wastewater revenue. Wastewater revenue increased primarily due to an increase in rates that were fully implemented in 2014 and an increase in the number of wastewater customers.

Non-utility operating revenue increased approximately $176,000, or 4.4%, for the year ended December 31, 2014 compared to same period in 2013. The increase is primarily due to an approximately $334,000 increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue.  The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service or clogged sewer lines up to an annual limit.  The increase in non-utility operating revenue is partially offset by a decrease in contract revenue, primarily due to a decrease in wastewater contract services.

Percentage of Operating Revenues
	2014	2013	2012
Water Sales
Residential	53.6%	54.4%	55.4%
Commercial	21.3	21.3	21.5
Industrial	0.1	0.1	0.1
Government and Other	14.2	13.7	13.1
Other utility operating revenues	5.0	4.7	4.5
Non-utility operating revenues	5.8	5.8	5.4
Total	100.0%	100.0%	100.0%

Residential

Residential water service revenues in 2014 amounted to $38.8 million, an increase of $1.3 million, or 3.5% above the $37.5 million recorded in 2013, primarily due to a 3.98% and 7.17% temporary increase in rates placed in effect June 10, 2014 and November 13, 2014, respectively. The increase in 2014 follows a decrease of $1.6 million, or 4.0%, in 2013 which was primarily due a decrease in overall water consumption. The volume of water sold to residential customers increased to 3,702 million gallons in 2014 compared to 3,616 million gallons in 2013, a 2.4% increase. The number of residential customers served increased by approximately 900, or 1.2%, in 2014.

Commercial

Water service revenues from commercial customers in 2014 increased by 4.9%, from $14.7 million in 2013 to $15.4 million in 2014, primarily due to a 3.98% and 7.17%  temporary increase in rates placed in effect June 10, 2014 and November 13, 2014, respectively, and an increase in water consumption.  We sold 2,120 million gallons of water to commercial customers in 2014, a slight increase as compared to 2,012 million gallons sold in 2013.

Industrial

Water service revenues from industrial customers increased from $82,000 in 2013 to $104,000 in 2014.  The volume of water sold to industrial customers increased from 10 million gallons in 2013 to 12 million gallons in 2014.

Government and Other

Government and other water service revenues in 2014 increased by 8.0%, from $9.5 million in 2013 to $10.3 million in 2014, primarily due to an increase in consumption by re-sale customers.  The volume of water sold to government and other customers increased from 731 million gallons in 2013 to 857 million gallons in 2014.

Other Utility Operating Revenue

Other utility operating revenue, derived from contract operations, antenna leases on water tanks, finance/service charges and wastewater customer service revenues increased 12.1% in 2014, from $3.3 million in 2013 to $3.6 million in 2014.  As a percentage of operating revenues, other utility operating revenues increased to 5.0% from 4.7%.  The increase is primarily due to an increase in service and finance charges and wastewater revenue.

Non-Utility Operating Revenue

Non-utility operating revenue, derived from non-regulated water and wastewater operations, increased from $4.0 million in 2013 to $4.1 million in 2014.  The increase is primarily due to an approximately $0.3 million increase in water and wastewater SLP Plans revenue. The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service or clogged sewer lines up to an annual limit. The increase in non-utility operating revenue is partially offset by a decrease in Artesian Utility revenue, related to a decrease in wastewater contract services.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.6 million, or 1.5%, to $41.4 million in 2014.  The components of the change in operating expenses includes an increase in utility operating expenses of $0.4 million and an increase in property and other taxes of $0.2 million.

The increase in utility operating expenses of $0.4 million, or 1.2%, in 2014 as compared to 2013, is primarily comprised of an increase in payroll and employee benefit expenses, partially offset by a decrease in administration expenses.

Payroll and employee benefit costs increased $1.0 million, or 5.3%, primarily the result of an increase in wages and an increase in medical benefit premiums, partially offset by the reclassification of personnel costs to overhead for capital projects based on a review of job responsibilities.

Administration expenses decreased approximately $0.9 million, or 17.6%, of which $0.8 million is due to decreased legal costs associated with the litigation against Chester Water Authority in regard to the proper determination of the rate charged for water purchased under contract from the Chester Water Authority, which is partially offset by an increase in rate case expense of $0.2 million.

Non-utility expenses increased approximately $0.1 million, or 3.3%, primarily the result of an increase in SLP plan repairs. The increased repair costs are a result of increased SLP Plan participation.

Percentage of Operating and Maintenance Expenses
	2014	2013	2012
Payroll and Associated Expenses	51.8%	49.8%	50.8%
Administrative	19.4	21.7	20.1
Purchased Water	10.9	11.0	11.2
Repair and Maintenance	8.6	8.2	8.5
Water Treatment	3.4	3.5	3.6
Non-utility Operating	5.9	5.8	5.8

Total	100.0%	100.0%	100.0%

Property and other taxes increased by $0.2 million, or 4.0%, compared to the same period in 2013, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and an increase in utility plant subject to taxation.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.

The ratio of operating expense, excluding depreciation and income taxes, to total operating revenues was 57.1% for the year ended December 31, 2014, compared to 59.0% for the year ended December 31, 2013.

Depreciation and amortization expense increased $0.4 million, or 5.1%, primarily due to continued investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense increased $0.8 million, primarily due to higher pre-tax income for the year ended December 31, 2014, compared to the year ended December 31, 2013.  Our total effective income tax rate, or ETR, for 2014 and 2013 was 40.1% and 40.2%, respectively.

Other Income, Net

Miscellaneous income decreased $24,000, primarily due to a refund of assessment payments previously paid to the Delaware Public Service Commission, or DEPSC, received in 2013.  Each year public utility companies, like Artesian Water, are required to fund the DEPSC's operations by paying an assessment based on their estimated annual gross revenues.  After periodic review by the DEPSC, excess funds above those necessary to operate the DEPSC are refunded to the respective public utility company.  The amount refunded to Artesian in 2013 reflected an assessment that covers 2011.  There were no amounts refunded to Artesian in 2014.  Refunds from the DEPSC related to excess fund payments are not typical and we can make no assurances that refunds for excess payments will be issued in the future. The decrease in miscellaneous income is partially offset by an increase in the amount of the annual CoBank investment patronage distribution.

Interest Charges

Interest expense increased $0.3 million, due to accrual of prejudgment interest expense related with the litigation against Chester Water Authority in regard to the proper determination of the rate charged for water purchased under contract from Chester Water Authority, which is partially offset by a decrease in long-term debt outstanding.

Net Income

For the year ended December 31, 2014, our net income applicable to common stock increased $1.2 million compared to the same period a year ago.  This increase in net income was due to higher operating income margins  and decreased legal costs.  The increased water sales revenue is primarily due to temporary rate increases placed in effect on June 10, 2014, and November 13, 2014 in addition to an increase in overall water consumption. A portion of the second step of temporary increases was held in reserve based on an estimated outcome and is not reflected in net income. The decrease of $0.8 million in legal costs are primarily associated with the litigation against Chester Water Authority in regard to the proper determination of the rate charged for water purchased under contract.

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

Other utility operating revenue increased approximately $84,000, or 2.7%, for the year ended December 31, 2013 compared to the year ended December 31, 2012.  The increase was primarily due to an increase in wastewater revenue.

Non-utility operating revenue increased approximately $187,000, or 4.9%, for the year ended December 31, 2013 compared to same period in 2012.  The increase was primarily due to an approximately $271,000 increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue. The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service or clogged sewer lines up to an annual limit.  The increase in non-utility operating revenue was partially offset by an approximately $92,000 decrease in Artesian Utility revenue, related to a decrease in contract services performed for municipalities in Maryland and a decrease in design services.

Residential

Residential water service revenues in 2013 amounted to $37.5 million, a decrease of $1.6 million, or 4.0% below the $39.1 million recorded in 2012, primarily due to a decrease in overall water consumption.  The decrease in 2013 followed an increase of $3.7 million, or 10.5%, in 2012, which was primarily due to an 11.13% permanent increase in rates effective January 1, 2012.  The volume of water sold to residential customers decreased to 3,616 million gallons in 2013 compared to 3,959 million gallons in 2012, an 8.7% decrease, primarily the result of weather associated with the heavy precipitation experienced during 2013.  The number of residential customers served increased by approximately 745, or 1.0%, in 2013.

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

Government and Other

Government and other water service revenues in 2013 increased by 3.1%, from $9.2 million in 2012 to $9.5 million in 2013, primarily due to an increase in consumption by re-sale customers.  The volume of water sold to government and other customers increased from 645 million gallons in 2012 to 731 million gallons in 2013.

Other Utility Operating Revenue

Other utility operating revenue, derived from contract operations, antenna leases on water tanks, finance/service charges and wastewater customer service revenues increased 2.7% in 2013, from $3.2 million in 2012 to $3.3 million in 2013.  As a percentage of operating revenues, other utility operating revenues increased to 4.7% from 4.5%.  The increase was primarily due to increased wastewater revenue.

Non-Utility Operating Revenue

Non-utility operating revenue, derived from non-regulated water and wastewater operations, increased from $3.8 million in 2012 to $4.0 million in 2013.  The increase was primarily due to an approximately $271,000 increase in water and wastewater SLP Plans revenue. The increase in non-utility operating revenue was partially offset by an approximately $92,000 decrease in Artesian Utility revenue, related to a decrease in contract services performed for municipalities in Maryland and a decrease in design services.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.6 million, or 1.5%, to $40.8 million in 2013.  The components of the change in operating expenses included an increase in utility operating expenses of $0.4 million and an increase in property and other taxes of $0.2 million.

The increase in utility operating expenses of $0.4 million, or 1.1%, in 2013 as compared to 2012, was primarily comprised of an increase in administration expenses, partially offset by a decrease in payroll and employee benefit costs.

Administration expenses increased $0.6 million, or 12.3%, of which $0.5 million was due to increased legal costs associated with the litigation against Chester Water Authority in regard to the proper determination of the rate charged for water purchased under contract from the Chester Water Authority.  In addition, consulting services increased primarily related to the upgrade of our customer service software.

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity for the year ended December 31, 2014 were $18.3 million provided by cash flow from operating activities, $3.8 million in net contributions and advances from developers and $1.7 million in net proceeds from the issuance of common stock. In addition, the Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.  We paid dividends totaling $7.5 million, $7.2 million and $6.9 million in 2014, 2013 and 2012, respectively.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

The amount outstanding on the Company's lines of credit was $18.5 million as of December 31, 2014, an increase of $8.2 million over the amount outstanding as of December 31, 2013, compared to a decrease of $0.4 million for the year ended December 31, 2013.  The increase in overall borrowings during 2014 as compared to 2013 was primarily the result of higher investments made in utility plant in 2014. In addition, pursuant to the Order issued on September 30, 2014 by the United States District Court for the Eastern District of Pennsylvania regarding the complaint filed on December 22, 2010 by Artesian Water against Chester Water Authority, or CWA, Artesian Water was required to pay CWA amounts withheld related to CWA rate increases from 2008, 2009, and 2010 totaling approximately $3.1 million.  The approximately $3.1 million withheld from Artesian Water's previous payments to CWA were accrued by Artesian Water when originally invoiced by CWA.  Artesian Water financed the $3.1 million payment using existing lines of credit.  The $3.1 million withheld was paid by Artesian Water to CWA in October 2014.

We depend on the availability of capital for expansion, construction and maintenance.  We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations.  We expect that our aggregate investments in our utility plant and systems in 2015 will be approximately $21.1 million.  Our total obligations related to interest and principal payments on indebtedness, rental payments and water service interconnection agreements for 2015 are anticipated to be approximately $12.0 million.  We expect to fund our activities for the next year using our available cash balances, bank credit lines and projected cash generated from operations.  We believe that internally generated funds along with existing credit facilities will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements.  However, since part of our business strategy is to expand through strategic acquisitions, we may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes.

Investment in Plant and Systems

The primary focus of Artesian's investment was to continue to provide high quality reliable service to our growing service territory.  We invested $23.7 million in capital expenditures during 2014 compared to $21.2 million invested during the same period in 2013. During 2014, we invested $7.8 million to enhance or improve existing treatment facilities and sources of supply and for the rehabilitation of pumping equipment to better serve our customers.  We invested $1.2 million to upgrade and automate our meter reading equipment.  We invested approximately $8.4 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities.  We invested approximately $0.5 million in mandatory utility plant expenditures due to governmental highway projects which require the relocation of water service mains in addition to facility improvements and upgrades.  Developers financed $2.8 million for the installation of water mains and hydrants in 2014 compared to $4.3 million in 2013.  We invested $1.8 million for equipment purchases, computer hardware and software upgrades, and furniture and equipment related to renovations made to our main office building located in New Castle County. The investment in general plant also includes an additional investment of $0.8 million for transportation and equipment purchases.  An additional $0.4 million was invested in wastewater projects in Delaware.

The following chart summarizes our investment in plant and systems over the past three fiscal years.

In thousands	2014	2013	2012

Source of supply	$945	$885	$1,321
Treatment and pumping	6,914	1,857	5,025
Transmission and distribution	10,220	9,016	7,681
General plant and equipment	2,622	4,253	3,460
Developer financed utility plant	2,784	4,292	1,632
Wastewater facilities	457	1,094	1,632
Allowance for Funds Used During Construction, AFUDC	(212)	(209)	(205)

Total	$23,730	$21,188	$20,546

Of the $21.1 million we expect to invest in 2015, approximately $7.9 million will be invested in transmission and distribution facilities, including the replacement of facilities, and the extension of facilities to address service needs in growth areas of our service territory.  Approximately $1.4 million will be invested in the relocations of facilities as a result of government mandates and renewals associated with the rehabilitation of aging infrastructure.  Approximately $4.9 million will be invested for new treatment facilities, facility upgrades, equipment and wells throughout Delaware and Maryland to identify, develop, treat and protect sources of water supply to assure uninterrupted service to our customers.  In addition, we will refund $1.1 million to customers, real estate developers and builders related to previous advances for construction they provided to Artesian in order to extend water service to their properties.

We also plan to invest $4.7 million in general plant, which includes new corporate automation, building renovations and transportation and equipment upgrades.  Additionally, $1.1 million will be invested in Artesian Wastewater for ongoing construction of wastewater plants.  Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors. The company's investment for 2015 is partially offset by expected developer contributions and advances of $5.9 million.

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

Lines of Credit

At December 31, 2014, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of December 31, 2014, there was $31.5 million of available funds under this line of credit.  The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 28, 2015 or any date on which Citizens demands payment.

At December 31, 2014, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of December 31, 2014, there was $10.0 million of available funds under this line of credit.  The interest rate for borrowings under this line is LIBOR plus 1.50%. CoBank may make an annual patronage refund, which has been equal to 1.00% of the average line of credit and loan volume outstanding by Artesian during each of the years ended December 31, 2014, December 31, 2013, and December 31, 2012. The patronage refunds earned by Artesian for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 were $682,000, $629,000 and $654,000, respectively. The term of this line of credit expires on January 12, 2016.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$18,491	$	-----	$	-----	$	-----

Long-Term Debt

Artesian Water's trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66⅔% of total capitalization.  Our debt to total capitalization, including the short-term portion thereof, was 45.8% at December 31, 2014.  In addition, our revolving line of credit with CoBank contains customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets, change our business or incur additional indebtedness.  In addition, this line of credit requires us to abide by certain financial covenants and ratios.  As of December 31, 2014, we were in compliance with these covenants.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$6,903	$13,694	$35,325	$105,575	$161,497
State revolving fund loans (principal and interest)	984	1,969	1,969	7,104	12,026
Operating leases	73	107	112	1,533	1,825
Unconditional purchase obligations	3,813	7,637	7,626	7,637	26,713
Tank painting contractual obligation	306	306	-	-	612
Total contractual cash obligations	$12,079	$23,713	$45,032	$121,849	$202,673

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

On July 15, 2011, Artesian Water entered into a Financing Agreement with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of Delaware, or the Department.  The Company has been given a loan of approximately $3.6 million, or the Loan, from the Delaware Safe Drinking Water Revolving Fund to finance all or a portion of the cost to replace specific water transmission mains in service areas located in New Castle County, Delaware (collectively, the "Project"). The Company shall pay to the Department, on the principal amount drawn down and outstanding from the date drawn, interest at a rate of 1.7% per annum and an administrative fee at the rate of 1.7% per annum.  As of December 31, 2014, approximately $2.6 million was borrowed under this Loan. The Company will not request any further funds under this Loan.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 17 to our Consolidated Financial Statements for a full description of the impact of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2043, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt's maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at December 31, 2014 were approximately $18.5 million.  An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing a two year supply contract, at a fixed price.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	December 31, 2014	December 31, 2013
Utility plant, at original cost less accumulated depreciation	$393,793	$378,960
Current assets
Cash and cash equivalents	243	422
Accounts receivable (less allowance for doubtful accounts 2014 - $250; 2013-$221)	5,065	5,115
Income tax receivable	3,068	455
Unbilled operating revenues	3,314	3,009
Materials and supplies	1,890	1,485
Prepaid property taxes	1,401	1,491
Prepaid expenses and other	1,667	1,277
Total current assets	16,648	13,254
Other assets
Non-utility property (less accumulated depreciation 2014-$468; 2013-$389)	4,030	4,142
Other deferred assets	5,181	5,172
Total other assets	9,211	9,314
Regulatory assets, net	2,561	2,304
	$422,213	$403,832

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$8,912	$8,830
Preferred stock	—	—
Additional paid-in capital	92,545	90,841
Retained earnings	24,148	22,165
Total stockholders' equity	125,605	121,836
Long-term debt, net of current portion	104,954	105,510
	230,559	227,346
Current liabilities
Lines of credit	18,491	10,332
Current portion of long-term debt	1,245	1,132
Accounts payable	3,783	4,140
Accrued expenses	1,513	3,710
Overdraft payable	141	746
Deferred income taxes	812	838
Accrued interest	1,428	1,054
Customer deposits	713	801
Other	2,066	2,810
Total current liabilities	$30,192	$25,563

Commitments and contingencies (Note 10)	—	—

Deferred credits and other liabilities
Net advances for construction	$10,228	$11,427
Postretirement benefit obligation	268	309
Deferred investment tax credits	581	601
Utility plant retirement cost obligation	913	979
Deferred income taxes	57,043	49,742
Total deferred credits and other liabilities	$69,033	$63,058

Net contributions in aid of construction	92,429	87,865
	$422,213	$403,832

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts

	For the Year Ended December 31,
	2014	2013	2012

Operating revenues
Water sales	$64,667	$61,846	$63,607
Other utility operating revenue	3,648	3,253	3,169
Non-utility operating revenue	4,150	3,974	3,787
	72,465	69,073	70,563
Operating expenses
Utility operating expenses	34,893	34,509	34,117
Non-utility operating expenses	2,193	2,121	2,100
Depreciation and amortization	8,673	8,251	7,930
Taxes
State and federal income taxes
Current	(900)	1,725	1,940
Deferred	7,275	3,863	4,676
Property and other taxes	4,285	4,120	3,945
	56,419	54,589	54,708

Operating income	16,046	14,484	15,855

Other income, net
Allowance for funds used during construction (AFUDC)	329	324	323
Miscellaneous	524	548	713
	853	872	1,036

Income before interest charges	16,899	15,356	16,891

Interest charges	7,393	7,055	7,045

Net income applicable to common stock	$9,506	$8,301	$9,846

Income per common share:
Basic	$1.07	$0.95	$1.14
Diluted	$1.07	$0.94	$1.13

Weighted average common shares outstanding:
Basic	8,884	8,774	8,666
Diluted	8,926	8,836	8,717

Cash dividends per share of common stock	$0.8477	$0.8229	$0.7913

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	For the Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,506	$8,301	$9,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,673	8,251	7,930
Deferred income taxes, net	7,255	3,843	4,191
Stock compensation	135	123	108
AFUDC, equity portion	(212)	(208)	(205)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	147	457	(757)
Income tax receivable	(2,613)	(334)	252
Unbilled operating revenues	(305)	(12)	639
Materials and supplies	(405)	(132)	130
Prepaid property taxes	90	(163)	(35)
Prepaid expenses and other	(390)	59	(179)
Other deferred assets	(172)	(139)	(266)
Regulatory assets	(307)	50	341
Accounts payable	(357)	641	715
Accrued expenses	(2,197)	280	1,177
Accrued interest	374	(11)	(85)
Customer deposits and other, net	(832)	81	(348)
Postretirement benefit obligation	(41)	(65)	(81)
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,349	21,022	23,373

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(23,730)	(21,188)	(20,546)
Proceeds from sale of assets	35	33	29
NET CASH USED IN INVESTING ACTIVITIES	(23,695)	(21,155)	(20,517)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under lines of credit agreements	8,159	(385)	(1,023)
(Decrease) increase in overdraft payable	(605)	(4)	385
Net advances and contributions in aid of construction	3,808	5,701	3,629
Change in deferred debt issuance costs	120	120	119
Net proceeds from issuance of common stock	1,651	2,439	2,079
Dividends paid	(7,523)	(7,207)	(6,850)
Issuance of long-term debt	689	385	729
Principal repayments of long-term debt	(1,132)	(1,111)	(1,618)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,167	(62)	(2,550)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(179)	(195)	306

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	422	617	311

CASH AND CASH EQUIVALENTS AT END OF YEAR	$243	$422	$617

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions	$1,491	$948	$1,904
Contractual amounts of contributions in aid of construction due from developers included in accounts receivable	$456	$349	$629
Contractual amounts of contributions in aid of construction received from developers previously included in accounts receivable	$361	$505	$602

Supplemental Disclosures of Cash Flow Information:
Interest paid	$7,019	$7,066	$7,255
Income taxes paid	$1,615	$2,014	$312

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
In thousands

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2011	7,729	882	$7,729	$882	$86,311	$18,075	$112,997

Net income	—	—	—	—	—	9,846	9,846
Cash dividends declared
Common stock	—	—	—	—	—	(6,850)	(6,850)
Issuance of common stock
Dividend reinvestment plan	22	—	22	—	439	—	461
Employee stock options and awards(4)	58	—	58	—	1,269	—	1,327
Employee Retirement Plan(3)	19	—	19	—	380	—	399
Balance as of December 31, 2012	7,828	882	$7,828	$882	$88,399	$21,071	$118,180

Net income	—	—	—	—	—	8,301	8,301
Cash dividends declared
Common stock	—	—	—	—	—	(7,207)	(7,207)
Issuance of common stock
Dividend reinvestment plan	27	—	27	—	572	—	599
Employee stock options and awards(4)	68	—	68	—	1,340	—	1,408
Employee Retirement Plan(3)	25	—	25	—	530	—	555
Balance as of December 31, 2013	7,948	882	$7,948	$882	$90,841	$22,165	$121,836

Net income	—	—	—	—	—	9,506	9,506
Cash dividends declared
Common stock	—	—	—	—	—	(7,523)	(7,523)
Issuance of common stock
Dividend reinvestment plan	21	—	21	—	438	—	459
Employee stock options and awards(4)	44	—	44	—	920	—	964
Employee Retirement Plan(3)	17	—	17	—	346	—	363
Balance as of December 31, 2014	8,030	882	$8,030	$882	$92,545	$24,148	$125,605

(1)	At December 31, 2014, 2013, and 2012, Class A Common Stock had 15,000,000shares authorized. For the same periods, shares issued were 8,059,654, 7,977,546 and 7,856,485, respectively.
(2)	At December 31, 2014, 2013, and 2012, Class B Common Stock had 1,040,000 shares authorized and 882,000 shares issued.
(3)	Artesian Resources Corporation registered 500,000 shares of Class A Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
(4)	Under the Equity Compensation Plan, effective May 25, 2005 Artesian Resources Corporation authorized up to 500,000 shares of Class A Common Stock for issuance of grants in forms of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the Plan.

The notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The audited consolidated financial statements are presented in accordance with the requirements of Form 10-K and accounting principles generally accepted in the United States and consequently include all the disclosures required in the consolidated financial statements included in the Company's annual report on Form 10-K.  The accompanying consolidated financial statements include the accounts of Artesian Resources Corporation and its subsidiaries and all intercompany balances and transactions between subsidiaries have been eliminated.

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

Utility Plant

Utility plant is stated at original cost.  Cost includes direct labor, materials, AFUDC (see description below) and indirect charges for such capitalized items as transportation, supervision, pension, and other fringe benefits related to employees engaged in construction activities.  When depreciable units of utility plant are retired, any cost associated with retirement, less any salvage value or proceeds received will be charged to the regulated retirement liability.  Maintenance, repairs, and replacement of minor items of plant are charged to expense as incurred.

In accordance with a rate order issued by the DEPSC, Artesian Water accrues an Allowance for Funds Used During Construction, or AFUDC.  AFUDC, which represents the cost of funds devoted to construction projects through the date the project is placed in service, is capitalized as part of construction work in progress.  The rate used for the AFUDC calculation is based on Artesian Water's weighted average cost of debt and the rate of return on equity authorized by the DEPSC.  The rate used to capitalize AFUDC in 2014, 2013, and 2012 was 8.2%.

Utility plant comprises:
In thousands
		December 31,
	Estimated Useful Life (In Years)	2014	2013
Utility plant at original cost
Utility plant in service-Water
Intangible plant	—	$140	$140
Source of supply plant	45-85	19,029	17,778
Pumping and water treatment plant	8-62	73,432	65,089
Transmission and distribution plant
Mains	81	216,174	205,759
Services	39	34,708	32,912
Storage tanks	76	23,943	23,895
Meters	26	22,460	21,585
Hydrants	60	11,540	10,964
General plant	3-31	52,081	49,593

Utility plant in service-Wastewater
Treatment and Disposal Plant	35-62	12,815	12,420
Collection Mains & Lift Stations	81	6,900	6,745
General plant	3-31	883	860

Property held for future use	—	14,440	14,865
Construction work in progress	—	3,180	5,793
		491,725	468,398
Less – accumulated depreciation		97,932	89,438
		$393,793	$378,960

Depreciation and Amortization

For financial reporting purposes, depreciation is recorded using the straight-line method at rates based on estimated economic useful lives, which range from 3 to 85 years.  Composite depreciation rates for water utility plant were 2.30%, 2.30% and 2.29% for 2014, 2013 and 2012, respectively.  In a rate order issued by the DEPSC, the Company was directed effective January 1, 1998 to begin using revised depreciation rates for utility plant.  In rate orders issued by the DEPSC, Artesian Water was directed, effective May 28, 1991 and August 25, 1992, to offset depreciation recorded on utility plant by depreciation on utility property funded by Contributions in Aid of Construction, or CIAC, and Advances for Construction, or Advances, respectively.  This reduction in depreciation expense is also applied to outstanding CIAC and Advances.  Other deferred assets are amortized using the straight-line method over applicable lives, which range from 2 to 40 years.

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

Regulatory assets at December 31, net of amortization, comprise:

In thousands	2014	2013

Postretirement benefit obligation	$384	$438
Deferred income taxes	461	476
Goodwill	325	333
Deferred acquisition and franchise costs	756	792
Expense of rate and regulatory proceedings	635	265
Regulatory assets, net	$2,561	$2,304

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

Other Deferred Assets

Debt issuance costs are amortized over the term of the related debt, which ranges from 10 to 30 years.  The investment in Co-Bank, which is a cooperative bank, is related to certain outstanding First Mortgage Bonds and is a required investment in the bank based on the underlying long term debt agreements.  A large portion of the remaining other deferred assets, approximately $0.3 million, is in relation to the Mountain Hill acquisition.

Other deferred assets at December 31, net of amortization, comprise:

In thousands	2014	2013

Debt issuance cost	$1,869	$1,989
Investment in Co-Bank	2,851	2,680
Other	461	503
	$5,181	$5,172

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

The Tax Reform Act of 1986 mandated that Advances and CIAC received subsequent to December 31, 1986, generally are taxable income.  The 1996 Tax Act provided an exclusion from taxable income for CIAC and Advances received after June 12, 1996 except for certain contributions for large services that are not included in rate base for rate-making purposes.

Investment tax credits were deferred through 1986 and are recognized as a reduction of deferred income tax expense over the estimated economic useful lives of the related assets.

Stock Compensation Plans

On May 25, 2005, the Company's stockholders approved a new Equity Compensation Plan, which authorizes up to 500,000 shares of Class A Non-Voting Common Stock, or Class A Stock, for issuance, referred to as the 2005 Equity Compensation Plan, or the Plan.  Since May 25, 2005, no additional grants have been made under the Company's other stock-based compensation plans that were previously available.  The Company accounts for stock options issued after January 1, 2006 under FASB ASC Topic 718.  Compensation costs for awards and options in the amount of $135,000, $123,000 and $108,000 for awards and options granted in 2014, 2013 and 2012 respectively, were determined based on the fair value at the grant dates and those costs are being charged to income over the service period associated with the grants.  The $108,000 in 2012 was the amount amortized for stock options awarded in 2012 and 2011.  The $123,000 in 2013 was the amount amortized for stock options awarded in 2013 and 2012.  The $135,000 in 2014 was the amount amortized for stock options awarded in 2014 and 2013.

There was no stock compensation cost capitalized as part of an asset.

The fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants issued in 2014, 2013 and 2012 under the 2005 Equity Compensation Plan (See Note 8 "Stock Compensation Plans").

	2014	2013	2012
Expected Dividend Yield	3.88%	3.63%	4.18%
Expected Stock Price Volatility	26.50%	26.16%	25.13%
Weighted Average Risk Free Interest Rate	2.24%	1.68%	1.87%
Weighted Average Expected Life of Options (in years)	7.52	9.41	9.47

The expected dividend yield was based on a 12 month rolling average of the Company's current dividend yield.  The expected volatility is the standard deviation of the change in the natural logarithm of the stock price (expressed as an annual rate) for the expected term shown above.  The expected term was based on historic exercise patterns for similar grants.  The risk free interest rate is the 10-year Treasury Constant Maturity rate as of the dates of the 2012 and 2013 grants.  The risk free interest rate for the 2014 options is the weighted average of the 7-year and 10-year US Treasury Yield rates.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amounts.  The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in our existing accounts receivable.  The Company reviews the allowance for doubtful accounts on a quarterly basis.  Account balances are written off against the allowance when it is probable the receivable will not be recovered.  The allowance for doubtful accounts was $0.3 million and $0.2 million at December 31, 2014 and December 31, 2013 respectively.  The corresponding expense for the year ended December 31, 2014 and 2013 was $0.2 million and $0.2 million, respectively.  The following table summarizes the changes in the Company's accounts receivable balance:

	December 31,
In thousands	2014	2013	2012

Customer accounts receivable – water	$4,020	$3,902	$3,988
Other	1,295	1,434	1,981
	5,315	5,336	5,969
Less allowance for doubtful accounts	250	221	241
Net accounts receivable	$5,065	$5,115	$5,728

The activities in the allowance for doubtful accounts are as follows:

	December 31,
In thousands	2014	2013	2012

Beginning balance	$221	$241	$216
Allowance adjustments	194	180	215
Recoveries	64	115	141
Write off of uncollectible accounts	(229)	(315)	(331)
Ending balance	$250	$221	$241

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

Long-term Financial Liabilities

All of Artesian Resources' outstanding long-term debt as of December 31, 2014 and December 31, 2013 was fixed-rate.  The fair value of the Company's long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt are shown below:

In thousands	December 31,
	2014	2013
Carrying amount	$106,199	$106,642
Estimated fair value	129,243	124,461

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

As of December 31, 2014, Artesian Resources had fully utilized all of its federal net operating loss carrybacks and carry-forwards.  During 2014, Artesian Resources incurred a federal net operating loss of $6.0 million, of which Artesian Resources will elect to carryback to 2012 and 2013 tax years. The carryback results in estimated refunds of $1.2 million and an additional alternative minimum tax (AMT) credit of $0.8 million. The remaining federal net operating loss available to carryforward is approximately $0.2 million.

As of December 31, 2014, Artesian Resources has separate company state net operating loss carry-forwards aggregating approximately $17.5 million. These net operating loss carry-forwards will expire if unused between 2024 and 2035. Artesian Resources has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of the state net operating loss carry-forwards. Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets. The valuation allowance increased from approximately $61,000 in 2013 to approximately $65,000 in 2014.

At December 31, 2014, for federal income tax purposes, there were alternative minimum tax credit carry-forwards aggregating $5.5 million resulting from the payment of alternative minimum tax in prior years.  These alternative minimum tax credit carry-forwards may be carried forward indefinitely to offset future regular federal income taxes. The Company remains subject to examination by Federal and State authorities for tax years 2011 through 2014.

Components of Income Tax Expense
In thousands	For the Year Ended December 31,
State income taxes	2014	2013	2012
Current	$173	$526	$145
Deferred	1,231	706	1,312
Total state income tax expense	$1,404	$1,232	$1,457

	For the Year Ended December 31,
Federal income taxes	2014	2013	2012
Current	$(1,073)	$1,199	$1,795
Deferred	6,044	3,157	3,364
Total federal income tax expense	$4,971	$4,356	$5,159

Reconciliation of effective tax rate:
	For the Year Ended December 31,
In thousands	2014	2014	2013	2013	2012	2012
	Amount	Percent	Amount	Percent	Amount	Percent
Reconciliation of effective tax Rate
Income before federal and state income taxes	$15,881	100.0	$13,890	100.0	$16,460	100.0

Amount computed at statutory rate	5,400	34.0	4,722	34.0	5,596	34.0
Reconciling items
State income tax-net of federal tax benefit	918	5.8	804	5.8	952	5.8
Other	57	0.3	62	0.4	68	0.4
Total income tax expense and effective rate	$6,375	40.1	$5,588	40.2	$6,616	40.2

Deferred income taxes at December 31, 2014, 2013, and 2012 were comprised of the following:

	For the Year Ended December 31,
In thousands	2014	2013	2012

Deferred tax assets related to:
Federal alternative minimum tax credit carry-forwards	$5,459	$4,643	$5,031
Federal and state operating loss carry-forwards	1,045	544	481
Bad debt allowance	99	88	96
Valuation allowance	(65)	(61)	(57)
Stock options	397	343	294
Other	269	264	326
Total deferred tax assets	$7,204	$5,821	$6,171

Deferred tax liabilities related to:
Property plant and equipment basis differences	$(63,427)	$(55,066)	$(51,687)
Uncertain tax position	(179)	-	-
Expenses of rate proceedings	(214)	(86)	(53)
Property taxes	(505)	(592)	(496)
Other	(734)	(657)	(651)
Total deferred tax liabilities	$(65,059)	$(56,401)	$(52,887)

Net deferred tax liability	$(57,855)	$(50,580)	$(46,716)

Deferred taxes, which are classified into a net current and non-current balance, are presented in the balance sheet as follows:
Current deferred tax liability	$(812)	$(838)	$(837)
Non-current deferred tax liability	(57,043)	(49,742)	(45,879)
Net deferred tax liability	$(57,855)	$(50,580)	$(46,716)

Schedule of Valuation Allowance
	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
In thousands

Classification
For the Year Ended December 31, 2014 Valuation allowance for deferred tax assets	$61	$4	—	$65
For the Year Ended December 31, 2013 Valuation allowance for deferred tax assets	$57	$4	—	$61
For the Year Ended December 31, 2012 Valuation allowance for deferred tax assets	$53	$4	—	$57

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes. In 2014, the Company changed its tax method of accounting for qualifying utility system repairs effective with the tax year ended December 31, 2014 and for prior tax years. The tax accounting method was changed to permit the expensing of qualifying utility asset improvement costs that were previously being capitalized and depreciated for book and tax purposes. The Company will recognize a tax deduction on its 2014 Federal tax return when filed of $8.5 million for qualifying capital expenditures made prior to 2014 and an additional income tax deduction of $3.3 million for 2014 activity.

The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known. The Company has elected to recognize accued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense. Currently there are no interest and penalties accrued on the Company's uncertain tax positions as of December 31, 2014.

The following table provides the changes in the Company's unrecognized tax benefits:
For the year ended December 31, 2014
In thousands	Tax	Interest	Penalty
Balance at beginning of year
Additions based on tax positions related to the current year	$179	-	-
Additions based on tax positions related to prior years	-	-	-
Reductions for tax positions of prior years	-	-	-
Settlements	-	-	-
Lapses in Statutes of Limitations	-	-	-
Balance at end of year	$179	$0	$0

NOTE 4

PREFERRED STOCK

As of December 31, 2014 and 2013, Artesian Resources had no preferred stock outstanding.  Artesian Resources has 100,000 shares of $1.00 par value Series Preferred stock authorized but unissued.

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

Under Artesian Resources' dividend reinvestment plan, which allows for reinvestment of cash dividends and optional cash payments, stockholders were issued 21,000, 26,800 and 22,363 shares at fair market value for the investment of $459,000, $599,000, and $461,000 of their monies in the years 2014, 2013, and 2012, respectively.

NOTE 6

DEBT

At December 31, 2014, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of December 31, 2014, there was $31.5 million of available funds under this line of credit.  The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 28, 2015 or any date on which Citizens demands payment.

At December 31, 2014, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10.0 million of this line available for the operations of Artesian Water Maryland.  As of December 31, 2014, there was $10.0 million of available funds under this line of credit.  The interest rate for borrowings under this line is LIBOR plus 1.50%.  CoBank may make an annual patronage refund, which has been equal to 1.00% of the average loan volume outstanding by Artesian during each of the years ended December 31 2014, December 31, 2013 and December 31, 2012. The patronage refunds earned by Artesian for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 were $682,000, $629,000 and $654,000, respectively.The term of this line of credit expires on January 12, 2016.

Pursuant to the Order issued on September 30, 2014 by the United States District Court for the Eastern District of Pennsylvania regarding the complaint filed on December 22, 2010 by Artesian Water against Chester Water Authority, or CWA, Artesian Water was required to pay CWA amounts withheld related to CWA rate increases from 2008, 2009, and 2010 totaling approximately $3.1 million and $379,000 in prejudgment and post judgment interest.  Artesian Water financed the $3.1 million and $379,000 accrued interest payment using the existing lines of credit noted above.  The $3.1 million withheld was paid by Artesian Water to CWA in October 2014 and $379,000 in prejudgment and post judgment interest was paid in January 2015.

The weighted average interest rate on the lines of credit above paid by the Company was 1.33% for the year ended December 31, 2014. These lines of credit, as well as both the long-term debt and the state revolving fund loans shown below, require us to abide by certain financial covenants and ratios.  As of December 31, 2014, we were in compliance with these covenants.

Long-term debt consists of:

	December 31,
In thousands	2014	2013
First mortgage bonds

Series O, 8.17%, due December 29, 2020	$20,000	$20,000
Series P, 6.58%, due January 31, 2018	25,000	25,000
Series Q, 4.75%, due December 1, 2043	15,400	15,400
Series R, 5.96%, due December 31, 2028	25,000	25,000
Series S, 6.73%, due December 31, 2033	11,400	12,000
	96,800	97,400

State revolving fund loans

4.48%, due August 1, 2021	1,954	2,187
3.57%, due September 1, 2023	796	869
3.64%, due May 1, 2025	1,364	1,469
3.41%, due February 1, 2031	2,700	2,820
3.40%, due July 1, 2032	2,585	1,897
	9,399	9,242

Sub-total	106,199	106,642

Less: current maturities (principal amount)	1,245	1,132

Total long-term debt	$104,954	$105,510

Payments of principal amounts due during the next five years and thereafter:

In thousands	2015	2016	2017	2018	2019	Thereafter
First Mortgage bonds	$600	$600	$600	$25,600	$600	$68,800
State revolving fund loans	645	670	696	724	752	5,912
Total payments	$1,245	$1,270	$1,296	$26,324	$1,352	$74,712

NOTE 7

NON-UTILITY OPERATING REVENUE AND EXPENSES

Non-utility operating revenue consisted of $4.1 million, $3.9 million, and $3.2 million recognized by Artesian Utility in 2014, 2013 and 2012, respectively.  In addition, $0.6 million was from Artesian Resources' water and sewer Service Line Protection Plans in 2012.  Effective April 1, 2012, the Service Line Protection Plans program was transferred to Artesian Utility, whereas it was previously under Artesian Resources.  The Service Line Protection Plans provide coverage for all material and labor required to repair or replace participants' leaking water and leaking or clogged sewer service lines up to an annual limit.
Non-utility operating expenses are as follows:

In thousands	2014	2013	2012

Artesian Utility	$2,147	$2,052	$1,777
Artesian Development	46	40	42
Artesian Resources	-	-	263
Artesian Consulting Engineers	-	29	18
Total	$2,193	$2,121	$2,100

NOTE 8

STOCK COMPENSATION PLANS

On May 25, 2005, the Company adopted the 2005 Equity Compensation Plan, or the Plan, which replaced previous Non-Qualified Stock and Incentive Stock Option Plans. The Plan provides that grants may be in any of the following forms: incentive stock options, nonqualified stock options, stock units, stock awards, dividend equivalents and other stock-based awards.  The Plan is administered and interpreted by the Compensation Committee of the Board of Directors, or the Committee.  The Committee has the authority to determine the individuals to whom grants will be made under the Plan, determine the type, size and terms of the grants, determine the time when grants will be made and the duration of any applicable exercise or restriction period (subject to the limitations of the Plan) and deal with any other matters arising under the Plan. The Committee presently consists of three directors, each of whom is a non-employee director of the Company.  All of the employees of the Company and its subsidiaries are eligible for grants under the Plan.  Non-employee directors of the Company are also eligible to receive grants under the Plan.

The following summary reflects changes in the shares of Class A Stock under option:

	2014 Shares	2014 Weighted Average Exercise Price	2013 Shares	2013 Weighted Average Exercise Price	2012 Shares	2012 Weighted Average Exercise Price
Plan options
Outstanding at beginning of year	387,000	$18.96	421,500	$18.30	450,000	$17.61
Granted	33,750	21.86	33,750	22.66	33,750	19.01
Exercised	(44,500)	16.45	(68,250)	16.68	(62,250)	13.68
Expired	—	—	—	—	—	—
Outstanding at end of year	376,250	$19.52	387,000	$18.96	421,500	$18.30

Options exercisable at year end	342,500	$19.29	353,250	$18.61	387,750	$18.24

The fair value per share of options granted during 2014, 2013 and 2012 were $3.95, $4.04 and $2.92, respectively, as estimated using the Black-Scholes Merton option pricing model.  The total intrinsic value of options exercised during 2014, 2013 and 2012 were $247,000, $367,000 and $449,000, respectively.  There were no fully vested shares granted during 2014.  During 2014, we received $732,227 in cash from the exercise of options, with a $98,344 tax benefit realized for those options.

The following tables summarize information about employee and director stock options outstanding at December 31, 2014:

Options Outstanding
Range of Exercise Price	Shares Outstanding at December 31, 2014	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$15.26 - $19.63	195,750	4.96 Years	$18.28	$843,939
$19.64 - $22.66	180,500	3.97 Years	$20.89	$313,057

Options Exercisable
Range of Exercise Price	Shares Exercisable at December 31, 2014	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$15.26 - $19.63	195,750	4.96 Years	$18.28	$843,939
$19.64 - $22.66	146,750	2.74 Years	$20.64	$288,419

As of December 31, 2014, there was $46,000 of total unrecognized expense related to non-vested option shares granted under the Plan.  The cost will be recognized over the remaining 0.34 years vesting period of the unvested options.

NOTE 9

EMPLOYEE BENEFIT PLANS

401(k) Plan

Artesian Resources has a defined contribution 401(k) Salary Deduction Plan, or the 401(k) Plan, which covers substantially all employees.  Under the terms of the 401(k) Plan, Artesian Resources contributed 2% of eligible salaries and wages and matched employee contributions up to 6% of gross pay at a rate of 50%.  Artesian Resources may, at its option, make additional contributions of up to 3% of eligible salaries and wages.  No such additional contributions were made in 2014, 2013 and 2012.  The 401(k) Plan expenses, which include Company contributions and administrative fees, for the years 2014, 2013 and 2012, were approximately $808,000, $768,000, and $771,000, respectively.

Supplemental Pension Plan

Effective October 1, 1994, Artesian Water established a Supplemental Pension Plan, or the Supplemental Plan, to provide additional retirement benefits to full-time employees hired prior to April 26, 1994.  The Supplemental Plan is a defined contribution plan that enables employees to save for future retiree medical costs, which will be paid by employees.  The Supplemental Plan accomplishes this objective by providing additional cash resources to employees upon a termination of employment or retirement, to meet the cost of future medical expenses.  Artesian Water has established a contribution based upon each employee's years of service ranging from 2% to 6% of eligible salaries and wages.  Artesian Water also provides additional benefits to individuals who were over age 50 as of January 1, 1994.  These individuals are referred to as the Transition Group.  Effective November 1, 1994, individuals eligible for the Transition Group had the opportunity to defer compensation to the Supplemental Plan, and to receive a transition matching contribution for 5 years.  Each one-dollar of eligible salaries and wages deferred by the Transition Group was matched with three, four, or five dollars by Artesian Water based on the employee's years of service subject to certain limitations under the federal tax rules.  Plan expenses, which include Company contributions and administrative fees, for the years 2014, 2013 and 2012, were approximately $244,000, $246,000, and $266,000, respectively.

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

FASB ASC Topic 715 stipulates that Artesian Water accrue the expected cost of providing postretirement health care and life insurance benefits as employees render the services necessary to earn the benefits.  Artesian Water recognizes an offsetting regulatory asset with respect to its post retirement liability.  This asset is recorded based on the DEPSC order, which permits Artesian Water to continue recovery of postretirement health care and life insurance expense on a pay-as-you-go basis for the remaining eligible employees.  Further, expense recovery as a percentage of rates is expected to remain generally constant over the initial years, and then decline until the obligation is liquidated.  The amounts recognized in consolidated financial statements are determined based on an actuarial basis, which uses assumptions about inflation, mortality, medical trend rates and discount rates.  A change in these assumptions could cause actual results to differ from those reported.  Amounts charged to expense were $121,000, $126,000, and $120,000 for 2014, 2013 and 2012, respectively.

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

Benefit Obligations and Funded Status
In thousands	Year Ended
	December 31
	2014	2013
Change in Accumulated Postretirement Benefit Obligation
Accumulated Postretirement Benefit Obligation at the Beginning of the Year	$748	$764
Service Cost	—	—
Interest Cost	27	28
Actuarial (Gain) or Loss	12	82
Benefits Paid	(126)	(131)
Plan Participant's Contributions	5	5
Accumulated Postretirement Benefit Obligation at the End of the Year	666	748
Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	—	—
Benefits Paid	(126)	(131)
Employer Contributions	121	126
Plan Participant's Contributions	5	5
Fair Value of Assets at the End of the Year	—	—
Net Amount Recognized
Funded Status	(667)	(748)
Unrecognized Transition Obligation Asset	-	-
Unrecognized Net Gain or Loss	284	310
Net Amount Recognized:	(383)	(438)
Amounts Recognized in the Statement of Financial Position
Accrued Benefit Liability-Current	(115)	(129)
Accrued Benefit Liability-Noncurrent	(268)	(309)
Net Amount Recognized	$(383)	$(438)
Weighted Average Assumptions at the End of the Year
Discount Rate	3.65%	4.00%
Assumed Health Care Cost Trend Rates
Health Care Cost Trend Rate Assumed for Next Year	5.00%	5.00%
Ultimate Rate	3.50%	3.50%
Year that the Ultimate Rate is Reached	2018	2017

Impact of One-Percentage-Point Change in Assumed Health Care Cost Trend Rates
	Increase	Decrease
Effect on Service Cost & Interest Cost	$1	$(1)
Effect on Postretirement Benefit Obligation	$26	$(24)

Contributions
Artesian Water expects to contribute $115,000 to its postretirement benefit plan in 2015.
The following table represents the approximate annual benefits expected to be paid for the years ended December 31:

In thousands	Other Benefits

2015	$115
2016	104
2017	93
2018	81
2019	69
2020 through 2023	210
$672

NOTE 10

COMMITMENTS AND CONTINGENCIES

Leases

In October 1997, Artesian Water entered into a 33 year operating lease for a parcel of land with improvements located in South Bethany, a municipality in Sussex County, Delaware.  The annual lease payments increase each year by the most recent increase in the Consumer Price Index for Urban Workers, CPI-U, as published by the U.S. Department of Labor, Bureau of Labor Statistics.  At each eleventh year of the lease term, the annual lease payment shall be determined based on the fair market value of the parcel of land.  Rental payments for 2014, 2013 and 2012 were $15,900, $15,700, and $15,400, respectively.  The future minimum rental payment as disclosed in the following table is calculated using CPI-U as of October 31, 2014 as well as any adjustments for appraisals conducted to determine the fair market value of the parcel of land.

During 2003, Artesian Resources entered into a 40 year easement agreement to acquire an easement to access, operate, maintain, repair, improve, replace and connect Artesian's water system to a well, including a parcel of land around the well.  Easement payments for 2014, 2013 and 2012 were $34,000, $33,000 and $32,000, respectively.

Artesian Wastewater entered into a perpetual agreement for the use of approximately 460 acres of land in Sussex County, Delaware for wastewater disposal.  Beginning January 2007, Artesian Wastewater is required to pay a minimum of $40,000 per year for the use of this land.  Beginning January 2012, and on each anniversary thereof until January 2027, the fee shall be adjusted upwards by an adjustment factor of two percent.  Once disposal operations begin, the monthly fee will be contingent on the average number of gallons of wastewater disposed on the properties.  Payments for 2014, 2013 and 2012 were $43,000, $41,700 and $41,000, respectively.  The agreement can be terminated by giving 180 day notice prior to the termination date.

Future minimum annual rental payments related to noncancellable operating leases for the years subsequent to 2014 are as follows:

In thousands
2015	$73
2016	53
2017	54
2018	55
2019	57
2020 through 2043	1,533
$1,825

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

The minimum annual purchase commitments for all interconnection agreements for 2015 through 2019 and the aggregate total for the years 2020 and 2021, calculated at the noticed rates, are as follows:

In thousands
2015	$3,813
2016	3,824
2017	3,813
2018	3,813
2019	3,813
2020 through 2021	7,637
$26,713

Expenses for purchased water were $4.0 million, $4.0 million, and $4.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Other Commitments

In 2013, Artesian Water entered into a 3-year agreement with Worldwide Industries Corporation to clean and paint tanks in 2014, 2015 and 2016.  Pursuant to the 3-year agreement, the expenditure committed in total for the years 2014 through 2016 is $804,000. In 2014, the 3-year agreement with Worldwide Industries Corporation was amended to include an additional $113,000 in expenditures related to cleaning and painting tanks. The tank painting expense for 2014, 2013 and 2012 was $342,000, $377,000, and $403,000.

Budgeted mandatory utility plant expenditures, due to planned governmental highway projects, which require the relocation of Artesian Water's water service mains, expected to be incurred in 2015 through 2019 are as follows:

In thousands
2015	$1,380
2016	2,315
2017	1,940
2018	1,405
2019	255
$7,295

The exact timing and extent of these relocation projects is controlled primarily by the Delaware Department of Transportation.

Litigation

Artesian Resources and its subsidiaries are subject to legal proceedings in the ordinary course of business.  Any amounts from such legal proceedings that are probable and reasonably estimable are reflected in the financial statements.

Additionally, a legal matter involving Chester Water Authority was resolved in 2014. See Note 16 to our Consolidated Financial Statements for a full description of legal proceedings.

NOTE 11

GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water utility service to customers within their established service territory in all three counties of Delaware and in portions of Maryland and Pennsylvania, pursuant to rates filed with and approved by the DEPSC, the MDPSC and the PAPUC.  As of December 31, 2014, Artesian Water was serving approximately 80,600 customers, Artesian Water Maryland was serving approximately 2,300 customers and Artesian Water Pennsylvania was serving approximately 40 customers.

Artesian Wastewater began providing wastewater services to a community in Sussex County, Delaware in July 2005.  Artesian Wastewater provides wastewater utility service to customers within their established service territory in Sussex and Kent County, Delaware pursuant to rates filed with and approved by the DEPSC.  As of December 31, 2014, Artesian Wastewater was serving approximately 1,300 customers, the majority of which are located in Sussex County, Delaware.

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

On April 11, 2014, Artesian Water filed a request with the DEPSC to implement new rates to meet a requested increase in revenue of 15.90%, or approximately $10.0 million, on an annualized basis. The actual effective increase is less than 15.90% since, in accordance with applicable law, on June 10, 2014, Artesian Water placed temporary rates into effect designed to generate an increase in annual operating revenue of approximately 3.98%, or $2.5 million, on an annualized basis, until permanent rates are determined by the DEPSC. Artesian Water had been permitted to recover specific investments made in infrastructure through the assessment of a cumulative 3.32% Distribution System Improvement Charge, or DSIC, which was set to zero when temporary rates were placed into effect. Also, as permitted by law, on November 13, 2014 we placed into effect a second step of temporary rates designed to generate an increase in annual operating revenue of approximately 7.17%, or $4.5 million, on an annualized basis, subject to approval by the DEPSC, until permanent rates are determined by the DEPSC. A portion of the second step of temporary increases was held in reserve based on an estimated outcome and is not reflected in income. The new rates are designed to support Artesian Water's ongoing capital improvement program and to cover increased costs of operations, including water quality testing, chemicals and electricity for water treatment, taxes, labor and benefits.  Artesian Water's last request to implement new rates was filed in April 2011.

On January 18, 2013, Artesian Wastewater filed an application with the DEPSC to revise its rates and charges for wastewater services concerning territories located in Sussex County, Delaware.  Artesian Wastewater requested authorization to implement proposed rates for wastewater services to meet a requested increase in revenue of approximately $343,000, or 34.80%, on an annualized basis.  The new rates are designed to support Artesian Wastewater's ongoing capital improvement program and to cover increased costs of operations.  On August 6, 2013, Artesian Wastewater, the Staff of the Delaware Public Service Commission and the Division of the Public Advocate entered into an agreement to settle Artesian Wastewater's application for an increase in rates.  On October 8, 2013, the DEPSC approved the settlement agreement authorizing a two-step increase in rates, with the first step effective upon approval of the settlement and the second step effective one year thereafter. The increase in rates were fully implemented as of December 31, 2014. Based on the number of households at the time of the settlement, the new rates will provide Artesian Wastewater approximately $174,000 in additional annual revenue.  The settlement also authorized a return on equity of 10%.

Other Proceedings

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC.  This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility's overall financial position.  The DSIC approval process is less costly when compared to the approval process for general rate increase requests.  The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period. In November 2012, Artesian Water filed an application with the DEPSC for approval to collect an additional DSIC rate of 1.45% effective January 1, 2013.  This rate was based on approximately $5.6 million in eligible plant improvements since the last rate application.  On December 14, 2012, the DEPSC approved the DSIC effective January 1, 2013, subject to audit at a later date.  In May 2013, Artesian Water filed an application with the DEPSC for approval to collect an additional  DSIC rate of 0.50% effective July 1, 2013.  This rate was based on approximately $2.0 million in eligible plant improvements since the last rate application.  On June 18, 2013, the DEPSC approved the DSIC effective July 1, 2013, subject to audit at a later date.   In November 2013, Artesian Water filed an application with the DEPSC for approval to collect an additional    DSIC rate of 1.23% effective January 1, 2014. This rate was based on approximately $4.9 million in eligible plant improvements since the last rate application.  On December 17, 2013, the DEPSC approved the DSIC effective January 1, 2014, subject to audit at a later date. Once temporary rates were placed into effect on June 10, 2014, the DSIC rate was set to zero. For the years ended December 31, 2014 and December 31, 2013, we earned approximately $0.8 million and $1.1 million in DSIC revenue. In November 2014, Artesian Water filed an application with the DEPSC for approval to collect a collect a DSIC rate of 0.34% effective January 1, 2015. This rate was based on approximately $1.3 million in eligible plant improvements since the last rate application. On December 16, 2014, the DEPSC approved the DSIC effective January 1, 2015, subject to audit at a later date.

NOTE 13

NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.  The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Year
	Ended December 31,
	2014	2013	2012
	(in thousands)

Weighted average common shares outstanding during the period for Basic computation	8,884	8,774	8,666
Dilutive effect of employee stock options	42	62	51
Weighted average common shares outstanding during the period for Diluted computation	8,926	8,836	8,717

For the years ended December 31, 2014 and December 31, 2013, employee stock options to purchase 67,500 and 33,750 shares of common stock were excluded from the calculations of diluted net income per share, respectively, as the calculated proceeds from the options' exercise were greater than the average market price of the Company's common stock during this period.

The Company has 15,000,000 authorized shares of Class A Stock, and 1,040,000 shares of Class B Stock.  As of December 31, 2014, 8,030,677 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  As of December 31, 2013, 7,948,569 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  As of December 31, 2012, 7,828,836 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  The par value for both classes is $1.00 per share.  For the years ended December 31, 2014, December 31, 2013 and December 31, 2012, the Company issued 82,108, 119,733 and 99,330 shares of Class A Stock, respectively.

Equity per common share was $14.14, $13.89 and $13.64 at December 31, 2014, December 31, 2013 and December 31, 2012, respectively.  These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on December 31, 2014, December 31, 2013 and December 31, 2012, respectively.

NOTE 14

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table is derived from quarterly unaudited consolidated statements of operations for the years ended December 31, 2014 and 2013.  Quarterly basic and diluted per share amounts do not add to the full year total due to rounding.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
In thousands (except per share data)	2014	2013	2014	2013	2014	2013	2014	2013

Operating revenues	$16,900	$16,327	$17,891	$17,780	$19,595	$18,073	$18,079	$16,893
Operating income	$3,146	$2,738	$3,649	$4,145	$5,331	$4,324	$3,920	$3,277
Net income applicable to common stock	$2,083	$1,640	$1,962	$2,512	$3,317	$2,602	$2,144	$1,547

Income per common share
Basic	$0.24	$0.19	$0.22	$0.29	$0.37	$0.30	$0.24	$0.18
Diluted	$0.23	$0.19	$0.22	$0.28	$0.37	$0.29	$0.24	$0.17

NOTE 15

RELATED PARTY TRANSACTIONS

In September 2013, Artesian Water entered into a contract in the normal course of business with W.F. Construction, a related party, for work associated with structural repairs to a water treatment plant.  The value of the total contract at December 31, 2014 is approximately $325,000.  The owner of W.F. Construction is the husband of Mrs. Jennifer Finch, Vice President and Assistant Treasurer of Artesian Resources. Approximately $276,000 and $49,000 were paid to W.F. Construction for the years ended December 31, 2014 and December 31, 2013, respectively. As of December 31, 2013, the Company had an accounts payable balance due to W.F. Construction of approximately $89,000. There was no accounts payable balance due to W. F. Construction as of December 31, 2014. As set forth in the Charter of the Artesian Resources Audit Committee of the Board of Directors, the Audit Committee is responsible for reviewing and, if appropriate, approving all related party transactions between us and any officer, director, any person known to be the beneficial owner of more than 5% of any class of the Company's voting securities or any other related person that would potentially require disclosure.  In its review and approval of the related party transaction with W.F. Construction, the Audit Committee considered the nature of the related person's interest in the transaction; the satisfactory performance of work contracted with the related party prior to our employment of Mrs. Finch; and the material terms of the transaction, including, without limitation, the amount and type of transaction, the importance of the transaction to the related person, the importance of the transaction to the Company and whether the transaction would impair the judgment of a director or officer to act in the best interest of the Company.  The Audit Committee approves only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders.  All services provided under the contract with W.F. Construction are in the ordinary course of business at fees and on terms and conditions that the Company believes are the same as those that would result from arm's-length negotiations between unrelated parties.

NOTE 16 – LEGAL PROCEEDINGS

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

With regard to the third order above, the approximately $3.1 million withheld from Artesian Water's previous payments to CWA were accrued by Artesian Water when originally invoiced by CWA and were paid by Artesian Water to CWA in October 2014. In addition, with regard to the fifth order above, CWA requested approximately $379,000 in prejudgment and post judgement interest related to amounts withheld, which was accrued by Artesian Water as of December 31, 2014 and subsequently paid in January 2015. This amount is calculated at 6% per annum on outstanding amounts withheld.

NOTE 17

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

In November 2014 the FASB has issued amended guidance for Pushdown Accounting. The amendments apply to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity.The amendments in this guidance provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity's most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. The amendments are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. Management does not expect a material impact on the Company's financial statements due to the adoption of this guidance.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Artesian Resources Corporation
Newark, Delaware

We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artesian Resources Corporation at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Artesian Resources Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Bethesda, Maryland
March 13, 2015

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In addition, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to achieve the foregoing objectives.  A control system cannot provide absolute assurance, however, that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Artesian Resources Corporation's Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control Integrated Framework (2013)."  Based on this assessment, Management determined that at December 31, 2014, the Corporation's internal control over financial reporting was effective.

(c)  Attestation Report of the Registered Public Accounting Firm

The effectiveness of Artesian's internal control over financial reporting as of December 31, 2014 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(d)  Change in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting, occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Date: March 13, 2015

CHIEF EXECUTIVE OFFICER:	CHIEF FINANCIAL OFFICER:

/s/ DIAN C. TAYLOR	/s/ DAVID B. SPACHT
Dian C. Taylor	David B. Spacht

 ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Artesian Resources Corporation
Newark, Delaware

We have audited Artesian Resources Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Artesian Resources Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, "Item 9A, Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Artesian Resources Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Artesian Resources Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Bethesda, Maryland
March 13, 2015

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Dian C. Taylor	69
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

Qualifications:  Ms. Dian Taylor has over 20 years of experience as Chief Executive Officer and President of the Company, during which the Company has continuously expanded its service area.  Ms. Taylor has extensive knowledge of the complex issues facing smaller companies and prior strategic planning expertise.  Ms. Taylor has served as President of the National Association of Water Companies, a trade organization of the investor-owned water utility industry.  Ms. Taylor also has served on the Delaware Economic and Financial Advisory Council, on the Board of Directors of the Delaware State Chamber of Commerce, the American Heart Association, the Committee of 100 and the Delaware Council on Economic Education, as a Regional Advisory Board Member for Citizens Bank, a Trustee of the Delaware Grand Opera and the Christiana Care Hospital and as a Commissioner for the Delaware River and Bay Authority.  The Board views Ms. Taylor's experience with various aspects of the utility industry and her demonstrated leadership roles in business and community activities as important qualifications, skills and experiences for the Board of Directors' conclusion that Ms. Taylor should serve as a director of the Company.

Kenneth R. Biederman	71
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

John R. Eisenbrey, Jr.	59
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

Qualifications:  The Board of Directors has determined that Mr. Eisenbrey's hands-on experience as a business owner in one of our primary geographic regions qualifies him to be a member of the Board.  For more than 29 years, Mr. Eisenbrey has been the Owner and President of a privately held contracting firm providing fire sprinkler protection installations for businesses throughout the Delmarva Peninsula.  Mr. Eisenbrey is a past President of the Delaware Contractors Association.  Mr. Eisenbrey's operating business background provides hands-on experience with operational, technical and regulatory matters also applicable to our water business.

Nicholle R. Taylor	47
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

William C. Wyer	68
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

Joseph A. DiNunzio, CPA, CGMA	52
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

Jennifer L. Finch, CPA	46
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

John J. Schreppler II, ESQ.	58
Vice President, Assistant Secretary and General Counsel of Artesian Resources Corporation and its subsidiaries since July 2000.  Prior to joining the Company, he practiced law in Wilmington, Delaware as John J. Schreppler, II P.A. from February 1999, and before that as a partner in The Bayard Firm from 1988 to 1999.

David B. Spacht	55
Chief Financial Officer and Treasurer of Artesian Resources Corporation and its subsidiaries since January 1995, except that he has not been Chief Financial Officer of the wholly owned subsidiary Artesian Consulting Engineers, Inc. since May 2009.  The Company has employed Mr. Spacht since 1980 and he has held various executive and management level positions within the Company.

John M. Thaeder	57
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

Pierre A. Anderson	36
Vice President of Information Technologies of Artesian Resources Corporation and its subsidiaries since May 2012.  Mr. Anderson previously served as Director of Information Technologies since December 2006.  Prior to joining the Company, Mr. Anderson was employed by the Christina School District as Manager, Project & Support Services.  From 2000-2005, while with MBNA (now Bank of America), he served in several information technology positions.

Corporate Governance

The executive officers are elected or approved by our Board, or the Board of our appropriate subsidiary, to serve until his or her successor is appointed or shall have been qualified or until earlier death, resignation or removal.

In accordance with the provisions of the Company's By-laws, the Board is divided into three classes.  Members of each class serve for three years and one class is elected each year to serve a term until his or her successor shall have been elected and qualified or until earlier resignation or removal.  Kenneth R. Biederman has been nominated for election to the Board of Directors at the shareholders Annual Meeting to be held May 6, 2015.

The Board, which met eleven times in 2014, has established five standing committees: the Executive Committee, the Audit Committee, the Compensation Committee, the Strategic Planning, Budget and Finance Committee, and the Governance and Nominating Committee.  Information with respect to these committees is set forth below.  In addition, the charter for each of the five standing committees of the Board is available on our website, www.artesianwater.com.

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

Director Compensation

In May 2014, each independent director received an annual retainer fee of $23,000 paid in advance.  Dian C. Taylor and Nicholle R. Taylor received annual retainer fees of $21,000. The chair of the Audit Committee received an additional annual retainer of $7,000.  The chair of the Corporate Governance and Nominating Committee received an additional annual retainer of $7,000. The chair of the Compensation Committee received an additional annual retainer of $5,000. The members of each of the remaining standing committees received additional annual retainers of $1,000.  Each director received $2,000 for each Board meeting attended, $1,500 for each committee meeting attended on the day of a regular board meeting and $2,000 for each committee meeting attended on any other day.  Each director received $450 per diem for workshops.

In 2014, our directors, other than Dian C. Taylor and Nicholle R. Taylor, whose fees as director are included in the Summary Compensation Table, received the following compensation:

Director Compensation Table – 2014

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All other Compensation ($)(2)	Total ($)
Kenneth R. Biederman	72,900	26,631	---	99,531
John R. Eisenbrey, Jr.	71,900	26,631	---	98,531
William C. Wyer	70,900	26,631	14,439	111,970

(1)	On May 7, 2014, each Director received option grants of 6,750 shares of Class A Stock at exercise prices equal to the fair market value on the date of grant (last reported sale price on the date of grant) or $21.86. All options are exercisable one year from the date of grant and with terms of ten years. The grant date fair market value, computed in accordance with Financial Accounting Standard Board, Accounting Standards Codification Topic 718, or ASC718, based upon the assumptions made in the valuations as described in Note 1 of the 2014 Financial Statements, is reflected in the "Option Awards" column in the table above. The aggregate number of option awards outstanding at December 31, 2014 for each Director is:

Option Shares Outstanding at December 31, 2014
Kenneth R. Biederman	72,000
John R. Eisenbrey, Jr.	72,000
William C. Wyer	72,000

(2)	$12,739 was for medical insurance premiums for Mr. Wyer and his spouse and $1,700 was for a physical for Mr. Wyer.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2014, the members of our Compensation Committee were Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer.  None of our executive officers serves as a director or as a member of the compensation committee, or any other committee serving an equivalent function, of any entity that has one or more of its executive officers serving as members of our Compensation Committee or as a director of our Board.  No member of our Compensation Committee has ever been our employee.  Our independent directors are Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer.

Independence

In 2014, the Board of Directors determined that Messrs. Biederman, Eisenbrey and Wyer, a majority of the Board of Directors, met the independence requirements prescribed by the listing standards of the NASDAQ Global Select Market.

Audit Committee

The Audit Committee reviews the procedures and policies relating to the internal accounting procedures and controls of the Company, and provides general oversight with respect to the accounting principles employed in the Company's financial reporting.  As part of its activities, the Audit Committee meets with representatives of the Company's management and independent accountants.  The Audit Committee has considered the extent and scope of non-audit services provided to the Company by its outside accountants and has determined that such services are compatible with maintaining the independence of the outside accountants.  The Audit Committee appoints and retains the Company's independent accountants.  The Audit Committee consists of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer.  The Board of Directors has also determined that each member of the Audit Committee meets the independence requirements prescribed by the listing standards of the NASDAQ Global Select Market and the rules and regulations of the Securities and Exchange Commission.  The Board of Directors has further determined that Mr. Biederman, a member of the Audit Committee, is an "audit committee financial expert" as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.  During 2014, the Audit Committee met five times.

Compensation Committee

The Compensation Committee reviews the compensation and benefits provided to key management employees, officers and directors and makes recommendations as appropriate to the Board.  The Committee also determines whether and what amounts should be granted under the 2005 Equity Compensation Plan and may make recommendations for amendments to the Plan.  The Compensation Committee is comprised of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer, three independent directors.  The Board of Directors has also determined that each member of the Compensation Committee meets the independence requirements prescribed by the listing standards of the NASDAQ Global Select Market and the rules and regulations of the Securities and Exchange Commission.  During 2014, the Compensation Committee met two times.

Consideration of Director Candidates

The Governance and Nominating Committee is comprised of three independent directors, Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer. As part of the formalized nominating procedures, the committee makes recommendations for Director nominations to the full Board.  Director candidates nominated by stockholders are considered in the same manner, provided the nominations are submitted to the Secretary and copied to the Chairman of the committee on a timely basis and in accordance with the Company's By-laws. Nominations for the election of directors for the 2015 Annual Stockholders' Meeting were approved by the Governance and Nominating Committee on January 28, 2015.

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

 SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, directors, officers and certain beneficial owners of the Company's equity securities are required to file reports of their transactions in the Company's equity securities with the Securities and Exchange Commission on specified due dates.  With respect to the fiscal year 2014, reports of transactions by all directors, officers and such beneficial holders were timely filed, with the exception of a Form 4 for William C. Wyer, reporting the exercise and sale of 904 shares of Class A Non-Voting Common Stock.  In making this statement, the Company has relied on the written representations of its directors, officers and holders of more than ten percent (10%) of either class of our outstanding common stock and copies of the reports that they filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This discussion describes the Company's compensation program for its named executive officers listed in the Summary Compensation Table that immediately follows this discussion.  The named executive officers are: Dian C. Taylor, Chair, President & CEO; David B. Spacht, Chief Financial Officer & Treasurer; Joseph A. DiNunzio, Executive Vice President & Secretary; Nicholle R. Taylor, Senior Vice President, and John M. Thaeder, Senior Vice President.

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

The compensation program rewards overall qualitative contributions and performance of each individual towards the Company's strategy.  In reviewing the Company's overall compensation program in the context of the risks identified in the Company's risk management processes, the Compensation Committee does not believe that the risks the Company faces are correlated with the Company's compensation programs and, therefore, the Compensation Committee believes that there is an appropriate level of risk in Artesian's compensation program design and does not believe that its approach to the design and administration of its incentive programs needs to change in order to mitigate compensation risk.

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

Pearl Meyers & Partners met with the Compensation Committee several times during the course of their analysis and obtained Company data as needed from the Director of Human Resources.  They provided the Compensation Committee with a report of their findings, conclusions and recommendations.  The Compensation Committee considered this information when it acted on executive compensation in 2014.

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

In May 2014, the Compensation Committee increased the base salary of Ms. D. Taylor and Mr. DiNunzio by 5% and the base salary of the other named executive officers by 3%.  The base salary of each of the named executive officers was last increased by 2% in August 2012.

Cash Bonus and Equity Compensation Awards

Annually, the Compensation Committee determines whether any Cash Bonus and/or Equity Compensation Award should be granted to any of the executives.  The Cash Bonus and Equity Compensation Awards are intended to reward executives for their contributions towards meeting the Company's strategic objectives.  Cash Bonus and Equity Compensation Awards are entirely discretionary and are based upon a qualitative assessment conducted by the Compensation Committee in the case of the Chief Executive Officer and by the Compensation Committee and the Chief Executive Officer in the case of other executives.  Recognizing both the executive team's and each individual named executive officer's contributions toward meeting the Company's strategic objectives, cash bonuses were awarded to the Chief Executive Officer and named executive officers in May 2014 and August 2012.  In 2013, considering the Company's financial performance, the Compensation Committee took no action on bonus compensation for the Chief Executive Officer or other executives.
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

Other Compensation

Both Dian C. Taylor and Nicholle R. Taylor received compensation for their services as Directors, which compensation was equivalent to that provided to all other directors, for Board and Committee meeting fees and less for retainers.  See "Director Compensation."

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

The Role of Management in the Executive Compensation Process

Our Director of Human Resources typically assists the Compensation Committee by preparing and providing information showing:

➢	current executive compensation levels;
➢	executive compensation recommendations made by the Chief Executive Officer;
➢	salary grade minimum, midpoint and maximums for each executive as last recommended by the Company's compensation consultant retained in 2013;
➢	actual base salary, cash bonus and equity compensation for each of the prior three years for each executive;
➢	copies of the most recent proxies for the investor-owned water companies of Aqua America, Inc., California Water Service Group, Connecticut Water Service, Inc., Middlesex Water Company, and York Water Company;
➢	analysis of water industry entities comparing Artesian to those water companies in terms of market capitalization, number of customers, number of employees, total assets and revenues.

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

The Compensation Committee,

William C. Wyer, Chairman
Kenneth R. Biederman
John R. Eisenbrey, Jr.

The following table sets forth a summary of the compensation earned by our named executive officers, the Chief Executive Officer, Chief Financial Officer and the next three highest paid executive officers for the fiscal year 2014.

Summary Compensation Table for 2014:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)(2),(3),(4)	Total ($)

Dian C. Taylor, Chair, CEO &	2014	423,370	151,000	N/A	26,631	157,889	758,890
President	2013	409,947	800	N/A	27,268	156,037	594,052
	2012	405,006	131,000	N/A	19,710	96,300	652,016

David B. Spacht, Chief Financial	2014	253,062	52,125	N/A	N/A	29,711	334,898
Officer & Treasurer	2013	248,206	1,600	N/A	N/A	30,952	280,759
	2012	245,211	66,800	N/A	N/A	42,356	354,367

Joseph A. DiNunzio, Executive Vice	2014	293,258	83,500	N/A	N/A	31,178	407,936
President & Secretary	2013	283,982	800	N/A	N/A	31,695	316,477
	2012	280,552	86,000	N/A	N/A	31,719	398,271

Nicholle R. Taylor, Senior Vice	2014	214,575	61,000	N/A	26,631	70,819	373,025
President	2013	210,454	800	N/A	27,268	69,978	308,500
	2012	202,086	66,000	N/A	19,710	65,707	353,503

John M. Thaeder, Senior Vice	2014	272,516	66,300	N/A	N/A	15,082	353,898
President of Operations	2013	267,280	2,300	N/A	N/A	16,528	286,108
	2012	264,054	66,000	N/A	N/A	15,511	345,565

(1)
On May 7, 2014, May 8, 2013 and May 9, 2012, Dian C. Taylor and Nicholle R. Taylor received option grants of 6,750 shares of Class A Stock at exercise prices equal to fair market value on the date of grant (last reported sale price on the date of grant), exercisable one year from the date of grant and with a term of ten years.  The fair market value, computed in accordance with ASC 718, based upon the assumptions made in the valuation as described in Note 1 of the 2014 Financial Statements, is reflected in the "Option Awards" column in the table above.

(2)
Under the Company's defined contribution 401(k) Plan, the Company contributes two percent of an eligible employee's gross earnings.  The Company also matches fifty percent of the first six percent of the employee's gross earnings that the employee contributes to the 401(k) Plan.  In addition, all employees hired before April 26, 1994 and under the age of sixty at that date are eligible for additional contributions to the 401(k) Plan.  Employees over the age of sixty at that date receive Company paid medical, dental and life insurance benefits upon retirement.  The Company will not provide such benefits to any other current or future employees.  In 2014, Company contributions to the 401(k) Plan under terms available to all other employees based upon their years of service and plan eligibility were made in the amounts of:

Dian C. Taylor	$28,600
David B. Spacht	$28,837
Joseph A. DiNunzio	$28,600
Nicholle R. Taylor	$26,603
John M. Thaeder	$13,000

(3)	Executive officers are reimbursed for eligible medical expenses not otherwise covered by the Company's medical insurance plan under the Officer's Medical Reimbursement Plan. Amounts reimbursed are included in the "All Other Compensation" column in the table above. Dian C. Taylor received reimbursements of $24,577 in 2014.

(4)	Also included in the "All Other Compensation" column in the table above are amounts received by Dian C. Taylor as compensation for attendance at meetings of the Board and its committees in 2014 totaling $47,400, security provided at her personal residence of $55,984 and personal use of a company-owned vehicle. Also included in the "All Other Compensation" column in the table above are amounts received by Nicholle R. Taylor as compensation for attendance at meetings of the Board and its committees in 2014 totaling $46,400.

Grants of Plan-Based Awards Table – 2014

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock & Option Awards ($)

Dian C. Taylor	May 7, 2014	N/A	6,750	21.86	26,631
Nicholle R Taylor	May 7, 2014	N/A	6,750	21.86	26,631

Ms. Dian C. Taylor and Nicholle R Taylor were granted option awards on May 7, 2014 as noted in the table above.  The Class A Stock shares available under the grant have an exercise price equal to fair value on the date of grant (last reported sale price on the date of grant) based upon the assumptions made in the valuation as described in Note 1 of the 2014 Financial Statements, become exercisable one year after the date of grant, are for a term of ten years from the date of grant, and automatically terminate upon the first occurrence of:

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

(iv)	The date on which Grantee ceases to provide service to the Company for Cause. In addition, notwithstanding the prior provisions, if Grantee engages in conduct that constitutes Cause after her employment or service terminates, the Option shall immediately terminate.

    Outstanding Equity Awards at Fiscal Year-End Table – 2014

	Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price($)	Option Expiration Date

Dian C. Taylor	11,250	0		19.70	12/20/2015
	6,750	0		21.11	5/12/2016
	6,750	0		19.56	5/16/2017
	6,750	0		18.43	5/14/2018
	6,750	0		15.26	5/19/2019
	6,750	0		18.61	5/18/2020
	6,750	0		19.06	5/17/2021
	6,750	0		19.01	5/09/2022
	6,750	0		22.66	5/08/2023
	0	6,750	(1)	21.86	5/07/2024

Joseph A. DiNunzio	11,250	0		19.70	12/20/2015

Nicholle R. Taylor	11,250	0		19.70	12/20/2015
	6,750	0		18.43	5/14/2018
	6,750	0		15.26	5/19/2019
	6,750	0		18.61	5/18/2020
	6,750	0		19.06	5/17/2021
	6,750	0		19.01	5/09/2022
	6,750	0		22.66	5/08/2023
	0	6,750	(1)	21.86	5/07/2024

John M. Thaeder	7,250	0		19.70	12/20/2015

David B. Spacht	0	0		0	-

(1)              The options granted on May 7, 2014 for 6,750 shares will vest on May 7, 2015.

Option Exercises and Stock Vested Table – 2014

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Dian C. Taylor	6,750	42,014	N/A	N/A
David B. Spacht	-	-	-	-
Joseph A. DiNunzio	-	-	-	-
Nicholle R. Taylor	6,750	36,288	-	-
John M. Thaeder	10,750	49,071	-	-

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of the equity securities of the Company, as of March 3, 2015 for each director, each named executive officer, each beneficial owner of more than five percent (5%) of the outstanding shares of any class of the Company's voting securities and all directors and executive officers as a group, based in each case on information furnished to the Company.  Addresses are provided for each beneficial owner of more than five percent (5%) of the Company's voting securities.

	Class A Non-Voting Common Stock(1)		Class B Common Stock(1)
	Shares	Percent(2)	Shares	Percent(2)

Dian C. Taylor (3) 664 Churchmans Road Newark, Delaware 19702	180,768	2.2	159,364	18.1

Kenneth R. Biederman (3)(4)	85,125	1.1	---	---

John R. Eisenbrey, Jr. (3)(5)(6) 15 Albe Drive Newark, Delaware 19702	111,001	1.4	45,707	5.2

Nicholle R. Taylor (3)(7)(8) 20 Brendle Lane Wilmington, Delaware 19807	52,819	*	279,752	31.7

William C. Wyer (3)	78,750	*	---	---

Joseph A. DiNunzio (3)(9)	26,194	*	203	*

David B. Spacht	471	*	189	*

John M. Thaeder (3)	41,314	*	1,350	*

Louisa Taylor Welcher 219 Laurel Avenue Newark, DE 19711	70,521	*	135,862	15.4

Directors and Executive Officers as a Group (11 Individuals)(3)	597,727	7.2	486,465	55.2

* less than 1%

(1)	The nature of ownership consists of sole voting and investment power unless otherwise indicated. The amount also includes all shares issuable to such person or group upon the exercise of options held by such person or group to the extent such options are exercisable within 60 days after March 3, 2015.

(2)	The percentage of the total number of shares of the class outstanding is shown where that percentage is one percent or greater. Percentages for each person are based on the aggregate number of shares of the applicable class outstanding as of March 3, 2015, and all shares issuable to such person upon the exercise of options held by such person to the extent such options are exercisable within 60 days of that date.

(3)	Includes options to purchase shares of the Company's Class A Stock, as follows: Ms. D. Taylor (65,250 shares); Mr. Biederman (65,250 shares); Mr. Eisenbrey, Jr. (65,250 shares); Ms. N. Taylor (51,750 shares); Mr. Wyer (65,250 shares); Mr. DiNunzio (11,250 shares); and Mr. Thaeder (7,250 shares).

(4)	16,875 shares were pledged as collateral for Mr. Biederman's margin account.

(5)	89,123 shares were pledged by Mr. Eisenbrey, Jr. as collateral for a loan.

(6)	Includes 780 shares of the Class B Stock owned by a trust, of which Mr. Eisenbrey, Jr. is a trustee and has a beneficial ownership interest, and 1,555 shares of the Class B Stock held in custodial accounts for Mr. Eisenbrey, Jr.'s daughters.

(7)	100,202 shares were pledged by Ms. N. Taylor as collateral for a loan.

(8)	Includes 17 shares of the Class A Stock and 45 shares of the Class B stock held in custodial accounts for Ms. N. Taylor's daughter.

(9)	Includes 20 shares of the Class A Stock held by Mr. DiNunzio's son.

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

Related Party Transactions

In September 2013, Artesian Water entered into a contract in the normal course of business with W.F. Construction, a related party, for work associated with structural repairs to a water treatment plant.  The value of the total contract at December 31, 2014 is approximately $325,000.  The owner of W.F. Construction is the husband of Mrs. Jennifer Finch, Vice President and Assistant Treasurer of Artesian Resources. Approximately $276,000 and $49,000 were paid to W.F. Construction for the years ended December 31, 2014 and December 31, 2013, respectively.  As of December 31, 2013, the Company had an accounts payable balance due to W.F. Construction of approximately $89,000. There was no accounts payable balance due to W. F. Construction as of December 31, 2014.  As set forth in the Charter of the Artesian Resources Audit Committee of the Board of Directors, the Audit Committee is responsible for reviewing and, if appropriate, approving all related party transactions between us and any officer, director, any person known to be the beneficial owner of more than 5% of any class of the Company's voting securities or any other related person that would potentially require disclosure.  In its review and approval of the related party transaction with W.F. Construction, the Audit Committee considered the nature of the related person's interest in the transaction; the satisfactory performance of work contracted with the related party prior to our employment of Mrs. Finch; and the material terms of the transaction, including, without limitation, the amount and type of transaction, the importance of the transaction to the related person, the importance of the transaction to the Company and whether the transaction would impair the judgment of a director or officer to act in the best interest of the Company.  The Audit Committee approves only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders.  All services provided under the contract with W.F. Construction are in the ordinary course of business at fees and on terms and conditions that the Company believes are the same as those that would result from arm's-length negotiations between unrelated parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed to the Company for the fiscal year 2014 and 2013 by the independent registered public accounting firm, BDO USA, LLP:

(In thousands)	2014	2013
Audit Fees	$426	$374
Audit-Related Fees	11	11
Tax Fees	---	---
All Other Fees	---	---

Total Fees	$437	$385

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

Audit-Related Fees: consist of fees for services related to the audit of the Company's 401(k) Plan.  The fees billed to the Company for the 401(k) Plan's audit were $11,000 and $11,000 for 2014 and 2013 respectively.

Tax Fees: consist of fees for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal and state tax compliance, return preparation and tax audits.  The independent registered public accounting firm did not provide any tax services to the Company in 2014 and 2013.

All Other Fees: consist of fees for services other than described above.  The independent registered public accounting firm did not provide any other services to the Company in 2014 and 2013.

Pursuant to policy, the Audit Committee pre-approves audit and tax services for the year as well as non-audit services to be provided by the independent registered public accounting firm.  Any changes in the amounts quoted are also subject to pre-approval by the committee.  Any tax fees paid are pre-approved by the committee.

The Audit Committee of the Company's Board of Directors has considered whether BDO's provision of the services described above for the fiscal year ended December 31, 2014, is compatible with maintaining its independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	The following documents are filed as part of this report:	Page(s)*
(1)	Financial Statements:
Reports of Independent Registered Public Accountants
Consolidated Balance Sheets at December 31, 2014 and 2013
Consolidated Statements of Operations for the three years ended December 31, 2014
Consolidated Statements of Cash Flows for the three years ended December 31, 2014
Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 2014
Notes to Consolidated Financial Statements

(2)	Exhibits: see the exhibit list below

* Page number shown refers to page number in this Report on Form 10-K

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2014

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

10.19	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.20	Officer's Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.**

21	Subsidiaries of the Company as of December 31, 2014. *

23.1	Consent of BDO USA, LLP *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements from Artesian Resources Corporation's Annual Report on Form 10-K for the year ended December 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders' Equity and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
ARTESIAN RESOURCES CORPORATION

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 13, 2015	By: /s/ DAVID B. SPACHT
David B. Spacht
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:
/s/ DIAN C. TAYLOR
Dian C. Taylor	President and Chief Executive Officer	March 13, 2015

Principal Financial and Accounting Officer:
/s/ DAVID B. SPACHT
David B. Spacht	Chief Financial Officer and Treasurer	March 13, 2015

Directors:
/s/ DIAN C. TAYLOR
Dian C. Taylor	Director	March 13, 2015

/s/ KENNETH R. BIEDERMAN
Kenneth R. Biederman	Director	March 13, 2015

/s/ WILLIAM C. WYER
William C. Wyer	Director	March 13, 2015

/s/ JOHN R. EISENBREY, JR.
John R. Eisenbrey, Jr.	Director	March 13, 2015

/s/ NICHOLLE R. TAYLOR
Nicholle R. Taylor	Director	March 13, 2015

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2014

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

10.19	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.20	Officer's Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.**

21	Subsidiaries of the Company as of December 31, 2014. *

23.1	Consent of BDO USA, LLP *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements from Artesian Resources Corporation's Annual Report on Form 10-K for the year ended December 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders' Equity and (v) the Notes to the Consolidated Financial Statements.