Form 10-Q
period 2015-06-30
ARTESIAN RESOURCES CORP
filed 2015-08-07
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of  August 3, 2015, 8,048,802 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	June 30, 2015	December 31, 2014
Utility plant, at original cost (less accumulated depreciation 2015- $102,091; 2014 - $97,932)	$398,923	$393,793
Current assets
Cash and cash equivalents	360	243
Accounts receivable (less allowance for doubtful accounts 2015 - $339; 2014 - $250)	5,943	5,065
Income tax receivable	1,784	3,068
Unbilled operating revenues	1,954	3,314
Materials and supplies	1,759	1,890
Prepaid property taxes	3	1,401
Prepaid expenses and other	2,032	1,667
Total current assets	13,835	16,648
Other assets
Non-utility property (less accumulated depreciation 2015 - $497; 2014 - $468)	3,997	4,030
Other deferred assets, net	5,277	5,181
Total other assets	9,274	9,211
Regulatory assets, net	2,538	2,561
Total Assets	$424,570	$422,213

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$8,929	$8,912
Preferred stock	–	–
Additional paid-in capital	92,938	92,545
Retained earnings	26,053	24,148
Total stockholders' equity	127,920	125,605
Long-term debt, net of current portion	104,295	104,954
Total stockholders' equity and long term debt	232,215	230,559
Current liabilities
Lines of credit	13,816	18,491
Overdraft payable	537	141
Current portion of long-term debt	1,276	1,245
Accounts payable	2,617	3,783
Accrued expenses	1,731	1,513
Deferred income taxes	397	812
Accrued interest	1,036	1,428
Customer deposits	726	713
Other	3,583	2,066
Total current liabilities	25,719	30,192

Commitments and contingencies	–	–

Deferred credits and other liabilities
Net advances for construction	9,671	10,228
Postretirement benefit obligation	268	268
Deferred investment tax credits	572	581
Utility plant retirement cost obligation	919	913
Deferred income taxes	59,306	57,043
Total deferred credits and other liabilities	70,736	69,033

Net contributions in aid of construction	95,900	92,429
Liabilities and Stockholders' equity	$424,570	$422,213
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Operating revenues
Water sales	$17,474	$15,950	$33,512	$31,034
Other utility operating revenue	894	893	1,756	1,686
Non-utility operating revenue	1,168	1,048	2,229	2,071
	19,536	17,891	37,497	34,791

Operating expenses
Utility operating expenses	8,501	9,070	17,162	17,587
Non-utility operating expenses	607	632	1,127	1,190
Depreciation and amortization	2,192	2,155	4,401	4,293
State and federal income taxes	2,191	1,312	3,955	2,713
Property and other taxes	1,060	1,073	2,195	2,213
	14,551	14,242	28,840	27,996

Operating income	4,985	3,649	8,657	6,795

Other income, net
Allowance for funds used during construction	43	95	67	146
Miscellaneous	(41)	(39)	549	583

Income before interest charges	4,987	3,705	9,273	7,524

Interest charges	1,754	1,743	3,503	3,479

Net income applicable to common stock	$3,233	$1,962	$5,770	$4,045

Income per common share:
Basic	$0.36	$0.22	$0.65	$0.46
Diluted	$0.36	$0.22	$0.64	$0.45

Weighted average common shares outstanding:
Basic	8,926	8,884	8,922	8,865
Diluted	8,960	8,928	8,958	8,914

Cash dividends per share of common stock	$0.2183	$0.2119	$0.4334	$0.4207

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Six Months
	Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,770	$4,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,401	4,293
Deferred income taxes, net	1,839	558
Stock compensation	46	67
AFUDC, equity portion	(44)	(94)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(878)	(411)
Income tax receivable	1,284	255
Unbilled operating revenues	1,360	158
Materials and supplies	131	(261)
Prepaid property taxes	1,398	1,488
Prepaid expenses and other	(365)	(388)
Other deferred assets	(178)	(173)
Regulatory assets	(6)	(45)
Accounts payable	(1,166)	(798)
Accrued expenses	218	1,583
Accrued interest	(392)	(17)
Customer deposits and other, net	1,530	(232)
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,948	10,028

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(9,581)	(9,704)
Proceeds from sale of assets	17	13
NET CASH USED IN INVESTING ACTIVITIES	(9,564)	(9,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under lines of credit agreements	(4,675)	307
Increase in overdraft payable	396	136
Net advances and contributions in aid of construction	3,080	1,655
Change in deferred debt issuance costs	61	60
Net proceeds from issuance of common stock	364	1,216
Dividends paid	(3,865)	(3,724)
Issuance of long-term debt	--	548
Principal repayments of long-term debt	(628)	(563)
NET CASH USED IN FINANCING ACTIVITIES	(5,267)	(365)

NET INCREASE IN CASH AND CASH EQUIVALENTS	117	(28)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	243	422

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$360	$394

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions	$695	$50
Interest paid	$3,895	$3,496
Income taxes paid	$718	$1,573

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

Artesian Wastewater Management, Inc., or Artesian Wastewater, is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company. As of June 30, 2015, Artesian Wastewater owned and operated four wastewater treatment facilities, which are capable of treating approximately 730,000 gallons per day and can be expanded to treat approximately 1.6 million gallons per day, or mgd.

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

Artesian Utility has operated the WSLP Plan and the SSLP Plan since April 2012. Artesian Resources initiated the WSLP Plan in March 2005. The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit. Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources. As of June 30, 2015, approximately 19,450, or 28.0%, of our eligible water customers signed up for the WSLP Plan, approximately 14,770, or 21.2%, of our eligible customers signed up for the SSLP Plan and approximately 1,200 non-customer participants signed up for either the WSLP Plan or SSLP Plan.

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

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company's balance sheet position as of June 30, 2015, the results of operations for the three and six month periods ended June 30, 2015 and 2014 and the cash flows for the six month periods ended June 30, 2015 and 2014.

The results of operations for the interim periods presented are not necessarily indicative of the results for the full year or for future periods.

NOTE 3 – STOCK COMPENSATION PLANS

On May 25, 2005, the Company's stockholders approved a new Equity Compensation Plan, referred to as the 2005 Equity Compensation Plan, or the Plan, which authorizes up to 500,000 shares of Class A Non-Voting Common Stock, or Class A Stock, for issuance. The Company accounts for stock options issued after January 1, 2006 under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC Topic, 718. For the three and six months ended June 30, 2015, compensation expense of approximately $13,000 and $46,000 was recorded for stock options granted in May 2014. Approximately $34,000 and $67,000 in compensation expense was recorded during the three and six months ended June 30, 2014 for stock options granted in May 2014 and May 2013. Costs were determined based on the fair value at the grant dates and those costs are being charged to income over the service period associated with the grants.

There was no stock compensation cost capitalized as part of an asset.

The fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants issued in 2014. All options were granted at market value with a 10-year option term with a vesting period of one year from the date of grant.

2014
Expected Dividend Yield	3.88%
Expected Stock Price Volatility	26.50%
Weighted Average Risk-Free Interest Rate	2.24%
Weighted Average Expected Life of Options (in years)	7.52

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

The following summary reflects changes in the shares of Class A Stock underlying options for the six months ended June 30, 2015:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value
Plan options
Outstanding at January 1, 2015	376,250	$19.52		$1,157,000
Granted	–	–		–
Exercised	(176)	19.70		324
Expired	–	–		–
Outstanding at June 30, 2015	376,074	$19.52	3.99	$669,600

Options exercisable at June 30, 2015	376,074	$19.52	3.99	$669,600

The total intrinsic value of options exercised during the six months ended June 30, 2015 was approximately $324.

The following summary reflects changes in the non-vested shares of Class A Stock underlying options for the six months ended June 30, 2015:

Non-vested Shares	Option Shares	Weighted Average Grant – Date Fair Value Per Option
Non-vested at January 1, 2015	33,750	$3.95
Granted	–	–
Vested	(33,750)	3.95
Canceled	–	–
Non-vested at June 30, 2015	–	$–

As of June 30, 2015, there was no unrecognized expense related to non-vested option shares granted under the Plan.

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

Regulatory assets, net of amortization, comprise:
	(in thousands)
	June 30, 2015	December 31, 2014

Postretirement benefit obligation	$384	$384
Deferred income taxes	453	461
Goodwill	322	325
Deferred acquisition and franchise costs	738	756
Expense of rate and regulatory proceedings	641	635
	$2,538	$2,561

Artesian Water contributed $57,000 to its postretirement benefit plan in the first six months of 2015. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

NOTE 5 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.

The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Weighted average common shares outstanding during the period for Basic computation	8,926	8,884	8,922	8,865
Dilutive effect of employee stock options	34	44	36	49

Weighted average common shares outstanding during the period for Diluted computation	8,960	8,928	8,958	8,914

For the three and six months ended June 30, 2015, employee stock options to purchase 67,500 shares of common stock were excluded from the calculations of diluted net income per share, respectively, as the calculated proceeds from the options' exercise were greater than the average market price of the Company's common stock during this period.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Stock.  As of June 30, 2015, 8,047,581 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  As of June 30, 2014, 8,010,191 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding.  The par value for both classes is $1.00 per share.  For the three months ended June 30, 2015 and June 30, 2014, the Company issued 8,860 and 27,874 shares of Class A Stock, respectively.  For the six months ended June 30, 2015 and June 30, 2014, the Company issued 16,904 and 61,622 shares of Class A stock.

Equity per common share was $14.34 and $14.14 at June 30, 2015 and December 31, 2014, respectively. These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on June 30, 2015 and December 31, 2014, respectively.

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

On April 11, 2014, Artesian Water filed a request with the DEPSC to implement new rates to meet a requested increase in revenue of 15.90% or approximately $10.0 million, on an annualized basis. The actual effective requested increase is less than 15.90%, since, in accordance with applicable law, Artesian Water had been permitted to recover specific investments made in infrastructure through the assessment of a cumulative 3.32% Distribution System Improvement Charge, or DSIC. Since the DSIC rate is required to be set to zero when temporary rates are placed into effect, customers would experience an incremental increase of 12.58%, the net of the overall 15.90% requested increase less the DSIC rate of 3.32% previously in effect, if the requested increase is granted in full by the DEPSC. The DSIC rate of 3.32% was set to zero when the first step of temporary rates designed to generate an increase of 3.98%, or $2.5 million on an annual basis, was placed into effect on June 10, 2014. A second step of temporary rates designed to generate an increase of 7.17%, or $4.5 million, on an annualized basis, was placed into effect on November 13, 2014, until permanent rates are determined by the DEPSC. A portion of the second step of temporary increases was held in reserve until a final decision is determined by the DEPSC and is not reflected in income. The new rates are designed to support Artesian Water's ongoing capital improvement program and to cover increased costs of operations, including water quality testing, chemicals and electricity for water treatment, taxes, labor and benefits. Artesian Water's last request to implement new rates was filed in April 2011.

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

Other Proceedings

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC. This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC approval process is less costly when compared to the approval process for general rate increase requests. The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period. On December 17, 2013, the DEPSC approved Artesian Water's application to collect a cumulative DSIC rate of 3.32%, effective January 1, 2014, subject to audit at a later date. This rate was based on approximately $12.9 million in eligible plant improvements since September 30, 2011. The DSIC rate of 3.32% was set to zero when the first step of temporary rates designed to generate an increase of 3.98%, or $2.5 million on an annual basis, was placed into effect on June 10, 2014. In November 2014, Artesian Water filed an application with the DEPSC for approval to collect a DSIC rate of 0.34% effective January 1, 2015. This rate was based on approximately $1.3 million in eligible plant improvements since September 30, 2014. On December 16, 2014, the DEPSC approved the DSIC effective January 1, 2015, subject to audit at a later date. In May 2015, Artesian Water filed an application with the DEPSC for approval to collect an additional DSIC rate of 0.81% effective July 1, 2015. This rate was based on approximately $3.3 million in eligible plant improvements. On June 16, 2015 the DEPSC approved the DSIC effective July 1, 2015, subject to audit at a later date. For the three and six months ended June 30, 2015, we earned approximately $59,000 and $122,000 in DSIC revenue, respectively. For the three and six months ended June 30, 2014 we earned approximately $294,000 and $789,000 in DSIC revenue respectively.

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

The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known. The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense. The Company has accrued approximately $5,000 and $6,000 in penalties and interest for the three and six months ended June 30, 2015, respectively. The Company remains subject to examination by federal and state authorities for tax years 2011 through 2014.

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

Long-term Financial Liabilities

All of Artesian Resources' outstanding long-term debt as of June 30, 2015 and December 31, 2014 was fixed-rate. The fair value of the Company's long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825. Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements. The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates. The carrying amount and fair value of Artesian Resources' long-term debt are shown below:

In thousands
	June 30, 2015	December 31, 2014
Carrying amount	$105,571	$106,199
Estimated fair value	$127,704	$129,243

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

NOTE 9 – RELATED PARTY TRANSACTIONS

In September 2013, Artesian Water entered into a contract in the normal course of business with W.F. Construction, a related party, for work associated with structural improvements to a water treatment plant. The total contract was approximately $325,000. In May 2015, Artesian Water entered into an approximately $48,000 agreement in the normal course of business with W.F. Construction for structural improvements at a water treatment plant. The owner of W.F. Construction is the husband of Mrs. Jennifer Finch, Vice President and Assistant Treasurer of Artesian Resources. Approximately $122,000 and $211,000 were paid to W.F. Construction for the three and six months ended June 30, 2014. Approximately $48,000 was paid to W.F. Construction for the six months ended June 30, 2015. As of June 30, 2015 and December 31, 2014, there were no accounts payable balances due to W. F. Construction. As set forth in the Charter of the Artesian Resources Audit Committee of the Board of Directors, the Audit Committee is responsible for reviewing and, if appropriate, approving all related party transactions between us and any officer, director, any person known to be the beneficial owner of more than 5% of any class of the Company's voting securities or any other related person that would potentially require disclosure. In its review and approval of the 2013 related party transaction with W.F. Construction, the Audit Committee considered the nature of the related person's interest in the transaction; the satisfactory performance of work contracted with the related party prior to our employment of Mrs. Finch; and the material terms of the transaction, including, without limitation, the amount and type of transaction, the importance of the transaction to the related person, the importance of the transaction to the Company and whether the transaction would impair the judgment of a director or officer to act in the best interest of the Company. The Audit Committee approves only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders. All services provided under the contract with W.F. Construction are in the ordinary course of business at fees and on terms and conditions that the Company believes are the same as those that would result from arm's-length negotiations between unrelated parties.

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

NOTE 11 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued amended guidance to the imputation of interest. The amendment requires that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. The amendment will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods for those fiscal years for public companies. Early adoption is permitted for financial statements that have not been previously issued. The amendment should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in accounting principle. These disclosures include the nature of and reasons for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and debt liability). The Company expects to present debt issuance costs on the balance sheet as a regulatory asset under FASB ASC Topic 980 upon adoption of this guidance.  Management does not expect a material impact on the Company's financial statements due to the adoption of this guidance.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2015

OVERVIEW

Our profitability is primarily attributable to the sale of water. Gross water sales comprise 89.4% of total operating revenues for the six months ended June 30, 2015. Our profitability is also attributed to the various contract operations, water and sewer Service Line Protection Plans and other services we provide. Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature. In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected. We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

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

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers. Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue. The Town of Middletown, which is one of our municipal customers and is located in southern New Castle County, Delaware, has more than doubled in population over the last 10 years, and population growth in this area is expected to continue for some time as a result of ongoing and future residential construction. As population growth continues in Middletown and other areas in Delaware, we believe that the demand for water will increase, thereby contributing to an increase in our operating revenues. As of June 30, 2015 we had approximately 80,900 metered water customers in Delaware, an increase of approximately 700 compared to June 30, 2014. The number of metered water customers in Maryland totaled 2,270 as of June 30, 2015, an increase of approximately 100 compared to June 30, 2014. The number of metered water customers in Pennsylvania remained consistent with 2014. For the six months ended June 30, 2015, approximately 3.8 billion gallons of water were distributed in our Delaware systems and approximately 71.8 million gallons of water were distributed in our Maryland systems.

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

Artesian Utility operates the Water Service Line Protection Plan, or WSLP Plan, and the Sewer Service Line Protection Plan, or SSLP Plan. The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit. Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources. As of June 30, 2015, approximately 19,450, or 28.0%, of our eligible water customers signed up for the WSLP Plan, approximately 14,770, or 21.2%, of our eligible customers signed up for the SSLP Plan and approximately 1,200 non-customer participants signed up for either the WSLP Plan or SSLP Plan.

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

On April 11, 2014, Artesian Water filed a request with the DEPSC to implement new rates to meet a requested increase in revenue of 15.90% or approximately $10.0 million, on an annualized basis. The actual effective requested increase is less than 15.90%, since, in accordance with applicable law, Artesian Water had been permitted to recover specific investments made in infrastructure through the assessment of a cumulative 3.32% Distribution System Improvement Charge, or DSIC. Since the DSIC rate is required to be set to zero when temporary rates are placed into effect, customers would experience an incremental increase of 12.58%, the net of the overall 15.90% requested increase less the DSIC rate of 3.32% previously in effect, if the requested increase is granted in full by the DEPSC. The DSIC rate of 3.32% was set to zero when the first step of temporary rates designed to generate an increase of 3.98%, or $2.5 million on an annual basis, was placed into effect on June 10, 2014. A second step of temporary rates designed to generate an increase of 7.17%, or $4.5 million, on an annualized basis, was placed into effect on November 13, 2014, until permanent rates are determined by the DEPSC. A portion of the second step of temporary increases was held in reserve until a final decision is determined by the DEPSC and is not reflected in income. The new rates are designed to support Artesian Water's ongoing capital improvement program and to cover increased costs of operations, including water quality testing, chemicals and electricity for water treatment, taxes, labor and benefits. Artesian Water's last request to implement new rates was filed in April 2011.

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

Results of Operations – Analysis of the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014.

Operating Revenues

Revenues totaled $19.5 million for the three months ended June 30, 2015, $1.6 million, or 9.2%, above revenues for the three months ended June 30, 2014 of $17.9 million. Water sales revenues increased $1.5 million, or 9.6%, for the three months ended June 30, 2015 from the corresponding period in 2014, as a result of temporary rate increases that were placed into effect on June 10, 2014 and November 13, 2014, in addition to an increase in overall water consumption. A portion of the second step of temporary increases was held in reserve until a final decision is determined by the DEPSC and is not reflected in income. This increase in water sales revenue is partially offset by a decrease in the Distribution System Improvement Charge, or DSIC, revenue of approximately $0.2 million, as the DSIC was reset to zero upon the implementation of the first step of temporary rate increases. We realized 89.4% of our total operating revenue for the three months ended June 30, 2015 from the sale of water as compared to 89.2% for the three months ended June 30, 2014.

Non-utility operating revenue increased approximately $0.1 million, or 11.5%, for the three months ended June 30, 2015 compared to the same period in 2014. The increase is primarily due to an increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue. The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service or clogged sewer lines up to an annual limit. This increase is partially offset by a decrease in contract revenue, primarily due to a decrease in wastewater contract services.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, decreased $0.6 million, or 5.6%, for the three months ended June 30, 2015, compared to the same period in 2014.

Payroll and employee benefit costs decreased $0.8 million, or 14.9%, primarily the result of bonuses issued to employees in 2014. Similar bonuses were not issued in 2015.

Administration costs increased $0.2 million, or 17.3%, primarily due to rate case expenses being amortized when the temporary rates were first put into effect.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 52.1% for the three months ended June 30, 2015, compared to 60.2% for the three months ended June 30, 2014.

Federal and state income tax expense increased $0.9 million, primarily due to higher pre-tax income for the three months ended June 30, 2015, compared to the three months ended June 30, 2014.

Net Income

Our net income applicable to common stock increased $1.3 million for the three months ended June 30, 2015, compared to the same period a year ago. This increase in net income was due to higher operating income margins in our water utility business, primarily due to temporary rate increases placed in effect on June 10, 2014 and November 13, 2014, in addition to an increase in overall water consumption.

Results of Operations – Analysis of the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014.

Operating Revenues

Revenues totaled $37.5 million for the six months ended June 30, 2015, $2.7 million, or 7.8%, above revenues for the six months ended June 30, 2014 of $34.8 million. Water sales revenues increased $2.5 million, or 8.0%, for the six months ended June 30, 2015 from the corresponding period in 2014, as a result of temporary rate increases that were placed into effect on June 10, 2014 and November 13, 2014, in addition to an increase in overall water consumption. A portion of the second step of temporary increases was held in reserve until a final decision is determined by the DEPSC and is not reflected in income. This increase in water sales revenue is partially offset by a decrease in the Distribution System Improvement Charge, or DSIC, revenue of approximately $0.7 million, as the DSIC was reset to zero upon the implementation of the first step of temporary rate increases. We realized 89.4% of our total operating revenue for the six months ended June 30, 2015 from the sale of water as compared to 89.2% for the six months ended June 30, 2014.

Other utility operating revenue increased approximately $0.1 million, or 4.2%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase is due to an increase in wastewater revenue primarily due to monthly fixed fee service revenue related to increased customers and a rate increase effective October 2014.

Non-utility operating revenue increased approximately $0.2 million, or 7.6%, for the six months ended June 30, 2015 compared to the same period in 2014. The increase is primarily due to an increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue. The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service or clogged sewer lines up to an annual limit. This increase is partially offset by a decrease in contract revenue, primarily due to a decrease in wastewater contract services.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, decreased $0.5 million, or 2.4%, for the six months ended June 30, 2015, compared to the same period in 2014.

Payroll and employee benefit costs decreased $0.8 million, or 7.5%, primarily due to the result of bonuses issued to employees in 2014. Similar bonuses were not issued in 2015.

Repair and maintenance costs decreased $0.1 million, or 8.2%, primarily due to decreased equipment maintenance costs and decreased fuel costs.

Administration costs increased $0.4 million, or 16.5%, primarily due to rate case expenses being amortized when the temporary rates were first put into effect.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 54.6% for the six months ended June 30, 2015, compared to 60.3% for the six months ended June 30, 2014.

Depreciation and amortization expense increased $0.1 million, or 2.5%, primarily due to continued investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense increased $1.2 million, primarily due to higher pre-tax income for the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

Net Income

Our net income applicable to common stock increased $1.7 million for the six months ended June 30, 2015, compared to the same period a year ago. This increase in net income was due to higher operating income margins in our water utility business, primarily due to temporary rate increases placed in effect on June 10, 2014 and November 13, 2014, in addition to an increase in overall water consumption.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the six months ended June 30, 2015 were $15.0 million provided by cash flow from operating activities and $3.1 million in net contributions and advances from developers. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer. A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers. As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

Investment in Plant and Systems

The primary focus of Artesian Water's investment is to continue to provide high quality reliable service to our growing service territory. We invested $9.6 million in capital expenditures during the first six months of 2015 compared to $9.7 million invested during the same period in 2014. During the first six months of 2015, we invested approximately $3.7 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities. We invested $1.7 million to enhance or improve existing treatment facilities and for the rehabilitation of pumping equipment to better serve our customers. We invested $0.9 million for equipment purchases, computer hardware and software upgrades and transportation and equipment purchases. Developers financed $1.6 million for the installation of water mains and hydrants for the first six months of 2015 compared to $0.9 million for the first six months of 2014. We invested $0.9 million to upgrade and automate our meter reading equipment. We invested approximately $0.3 million in mandatory utility plant expenditures due to governmental highway projects which require the relocation of water service mains in addition to facility improvements and upgrades. An additional $0.5 million was invested in wastewater projects in Delaware.

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

Lines of Credit

At June 30, 2015, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources. As of June 30, 2015, there was $36.2 million of available funds under this line of credit. The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%. This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time. The term of this line of credit expires on the earlier of May 27, 2016 or any date on which Citizens demands payment.

At June 30, 2015, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland. As of June 30, 2015, there was $10 million of available funds under this line of credit.  The interest rate for borrowings under this line is LIBOR plus 1.50%. CoBank may make an annual patronage refund, which has been equal to 1.00% of the average line of credit and loan volume outstanding by Artesian. The patronage refunds earned by Artesian for the six months ended June 30, 2015 and  June 30, 2014 were $0.7 million and $0.7 million, respectively. The term of this line of credit expires on January 12, 2016.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$13,816	$	-----	$	-----	$	-----

Long-Term Debt

Artesian Water's trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66⅔% of total capitalization. Our debt to total capitalization, including the short-term portion thereof, was 45.2% at June 30, 2015. In addition, our revolving line of credit with CoBank contains customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets, change our business or incur additional indebtedness.  In addition, this line of credit requires us to abide by certain financial covenants and ratios. As of June 30, 2015, we were in compliance with these covenants.

We expect to fund our activities for the next 12 months using our available cash balances and bank credit lines, plus projected cash generated from operations.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$6,903	$13,694	$35,325	$105,575	$161,497
State revolving fund loans (principal and interest)	1,002	2,005	2,005	6,478	11,490
Operating leases	74	108	113	1,513	1,808
Unconditional purchase obligations	3,824	7,627	7,637	5,735	24,823
Tank painting contractual obligation	306	153	--	--	459
Total contractual cash obligations	$12,109	$23,587	$45,080	$119,301	$200,077

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

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2014 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2014 and also in the notes to our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first six months of 2015 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2043, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt's maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at June 30, 2015 were approximately $13.8 million. An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line.  We are also exposed to market risk associated with changes in commodity prices. Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers. We have also sought to mitigate future significant electric price increases by signing a two year supply contract, at a fixed price.

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

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).*

101
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: August 7, 2015	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: August 7, 2015	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).*

101
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

* Filed herewith