Form 10-Q
period 2015-09-30
ARTESIAN RESOURCES CORP
filed 2015-11-06
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of  November 2, 2015, 8,121,776 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	September 30, 2015	December 31, 2014
Utility plant, at original cost (less accumulated depreciation 2015- $104,318; 2014 - $97,932)	$403,101	$393,793
Current assets
Cash and cash equivalents	525	243
Accounts receivable (less allowance for doubtful accounts 2015 - $346; 2014 - $250)	6,606	5,065
Income tax receivable	573	3,068
Unbilled operating revenues	1,669	3,314
Materials and supplies	1,708	1,890
Prepaid property taxes	2,192	1,401
Prepaid expenses and other	1,701	1,667
Total current assets	14,974	16,648
Other assets
Non-utility property (less accumulated depreciation 2015 - $515; 2014 - $468)	3,977	4,030
Other deferred assets, net	5,201	5,181
Total other assets	9,178	9,211
Regulatory assets, net	2,609	2,561
Total Assets	$429,862	$422,213

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$9,001	$8,912
Preferred stock	–	–
Additional paid-in capital	94,379	92,545
Retained earnings	25,809	24,148
Total stockholders' equity	129,189	125,605
Long-term debt, net of current portion	103,911	104,954
Total stockholders' equity and long term debt	233,100	230,559
Current liabilities
Lines of credit	12,366	18,491
Overdraft payable	764	141
Current portion of long-term debt	1,285	1,245
Dividends payable	1,995	–
Accounts payable	3,182	3,783
Accrued expenses	1,695	1,513
Deferred income taxes	1,143	812
Accrued interest	1,211	1,428
Customer deposits	713	713
Other	2,975	2,066
Total current liabilities	27,329	30,192

Commitments and contingencies	–	–

Deferred credits and other liabilities
Net advances for construction	9,359	10,228
Postretirement benefit obligation	268	268
Deferred investment tax credits	567	581
Utility plant retirement cost obligation	923	913
Deferred income taxes	60,754	57,043
Total deferred credits and other liabilities	71,871	69,033

Net contributions in aid of construction	97,562	92,429
Total Liabilities and Stockholders' equity	$429,862	$422,213
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Operating revenues
Water sales	$18,831	$17,647	$52,343	$48,680
Other utility operating revenue	861	905	2,618	2,590
Non-utility operating revenue	1,084	1,043	3,313	3,115
	20,776	19,595	58,274	54,385

Operating expenses
Utility operating expenses	9,036	8,262	26,198	25,848
Non-utility operating expenses	578	509	1,705	1,697
Depreciation and amortization	2,196	2,259	6,597	6,553
State and federal income taxes	2,497	2,220	6,452	4,933
Property and other taxes	1,075	1,014	3,270	3,228
	15,382	14,264	44,222	42,259

Operating income	5,394	5,331	14,052	12,126

Other income, net
Allowance for funds used during construction (AFUDC)	86	159	153	305
Miscellaneous	(28)	(36)	521	547

Income before interest charges	5,452	5,454	14,726	12,978

Interest charges	1,753	2,137	5,256	5,616

Net income applicable to common stock	$3,699	$3,317	$9,470	$7,362

Income per common share:
Basic	$0.41	$0.37	$1.06	$0.83
Diluted	$0.41	$0.37	$1.06	$0.83

Weighted average common shares outstanding:
Basic	8,960	8,898	8,935	8,876
Diluted	9,000	8,930	8,972	8,919

Cash dividends paid per share of common stock	$0.2183	$0.2119	$0.6517	$0.6326

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Nine Months
	Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,470	$7,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,597	6,553
Deferred income taxes, net	4,027	2,095
Stock compensation	46	101
AFUDC, equity portion	(101)	(196)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(1,541)	71
Income tax receivable	2,496	399
Unbilled operating revenues	1,645	(412)
Materials and supplies	183	(275)
Prepaid property taxes	(792)	(615)
Prepaid expenses and other	(37)	(324)
Other deferred assets	(143)	(138)
Regulatory assets	(91)	(94)
Accounts payable	(601)	(230)
Accrued expenses	182	2,171
Accrued interest	(217)	531
Customer deposits and other, net	913	(33)
NET CASH PROVIDED BY OPERATING ACTIVITIES	22,036	16,966

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(15,875)	(19,257)
Proceeds from sale of assets	25	27
NET CASH USED IN INVESTING ACTIVITIES	(15,850)	(19,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under lines of credit agreements	(6,125)	4,104
Increase (decrease) in overdraft payable	623	(60)
Net advances and contributions in aid of construction	4,448	2,361
Change in deferred debt issuance costs	91	90
Net proceeds from issuance of common stock	1,876	1,399
Dividends paid	(5,814)	(5,609)
Issuance of long-term debt	--	689
Principal repayments of long-term debt	(1,003)	(929)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,904)	2,045

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	282	(219)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	243	422

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$525	$203

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions	$1,119	$463
Interest paid	$5,473	$5,085
Income taxes paid	$1,400	$1,615

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

Artesian Wastewater Management, Inc., or Artesian Wastewater, is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company. As of September 30, 2015, Artesian Wastewater owned and operated four wastewater treatment facilities, which are capable of treating approximately 730,000 gallons per day and can be expanded to treat approximately 1.6 million gallons per day, or mgd.

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

Artesian Utility has operated the WSLP Plan and the SSLP Plan since April 2012. Artesian Resources initiated the WSLP Plan in March 2005. The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit. Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources. As of September 30, 2015, approximately 19,440, or 27.9%, of our eligible water customers signed up for the WSLP Plan, approximately 14,740, or 21.2%, of our eligible customers signed up for the SSLP Plan and approximately 1,210 non-customer participants signed up for either the WSLP Plan or SSLP Plan.

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

NOTE 2 – BASIS OF PRESENTATION AND ADJUSTEMENTS

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

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company's balance sheet position as of September 30, 2015, the results of operations for the three and nine month periods ended September 30, 2015 and 2014 and the cash flows for the nine month periods ended September 30, 2015 and 2014.

The results of operations for the interim periods presented are not necessarily indicative of the results for the full year or for future periods.

Adjustments

Periodically the Company adjusts personnel costs charged to overhead for capital projects based upon a review of job responsibilities. Upon such a review, during the third quarter of 2014 an adjustment was made to capitalize payroll and benefits incurred from January 1, 2014 through June 30, 2014 for certain personnel. The adjustment resulted in a $419,000 increase to Utility Plant and a decrease of $393,000 and $26,000 to Utility Operating Expenses and Property and Other Taxes, respectively, before the effect of income taxes. The adjustment related to first and second quarters of 2014 were made in the third quarter of 2014 since operating results effects to such prior periods were immaterial.

NOTE 3 – STOCK COMPENSATION PLANS

On May 25, 2005, the Company's stockholders approved a new Equity Compensation Plan, referred to as the 2005 Equity Compensation Plan, or the Plan, which had authorized up to 500,000 shares of Class A Non-Voting Common Stock, or Class A Stock, for issuance. The Plan terminated on May 24, 2015. No additional grants will be issued from the plan. The Company accounts for stock options issued after January 1, 2006 under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC Topic, 718. For the nine months ended September 30, 2015, compensation expense of approximately $46,000 was recorded for stock options granted in May 2014. There was no expense recorded for the three month period ended September 30, 2015. Approximately $33,000 and $101,000 in compensation expense was recorded during the three and nine months ended September 30, 2014 for stock options granted in May 2014 and May 2013. Costs were determined based on the fair value at the grant dates and those costs are being charged to income over the service period associated with the grants.

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

The following summary reflects changes in the shares of Class A Stock underlying options for the nine months ended September 30, 2015:
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value
Plan options
Outstanding at January 1, 2015	376,250	$19.52		$1,157,000
Granted	–	–		–
Exercised	(63,500)	19.70		169,000
Expired	–	–		–
Outstanding at September 30, 2015	312,750	$19.48	4.45	$1,456,000

Options exercisable at September 30, 2015	312,750	$19.48	4.45	$1,456,000

The total intrinsic value of options exercised during the nine months ended September 30, 2015 was approximately $169,000.

The following summary reflects changes in the non-vested shares of Class A Stock underlying options for the nine months ended  September 30, 2015:

Non-vested Shares	Option Shares	Weighted Average Grant – Date Fair Value Per Option
Non-vested at January 1, 2015	33,750	$3.95
Granted	–	–
Vested	(33,750)	3.95
Canceled	–	–
Non-vested at September 30, 2015	–	$–

As of September 30, 2015, there was no unrecognized expense related to non-vested option shares granted under the Plan.

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

Regulatory assets, net of amortization, comprise:
	(in thousands)
	September 30, 2015	December 31, 2014

Postretirement benefit obligation	$384	$384
Deferred income taxes	450	461
Goodwill	320	325
Deferred acquisition and franchise costs	729	756
Expense of rate and regulatory proceedings	726	635
	$2,609	$2,561

Artesian Water contributed $86,000 to its postretirement benefit plan in the first nine months of 2015. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

NOTE 5 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.
The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Weighted average common shares outstanding during the period for Basic computation	8,960	8,898	8,935	8,876
Dilutive effect of employee stock options	40	32	37	43

Weighted average common shares outstanding during the period for Diluted computation	9,000	8,930	8,972	8,919

For the three and nine months ended September 30, 2015, employee stock options to purchase 33,750 and 67,500 shares of common stock were excluded from the calculations of diluted net income per share, respectively, as the calculated proceeds from the options exercised were greater than the average market price of the Company's common stock during this period.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Stock.  As of September 30, 2015, 8,119,781 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of September 30, 2014, 8,018,913 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share. For the three months ended September 30, 2015 and September 30, 2014, the Company issued 72,200 and 8,722 shares of Class A Stock, respectively. For the nine months ended September 30, 2015 and September 30, 2014, the Company issued 89,104 and 70,344 shares of Class A stock.

Equity per common share was $14.45 and $14.14 at September 30, 2015 and December 31, 2014, respectively. These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on September 30, 2015 and December 31, 2014, respectively.

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

On April 11, 2014, Artesian Water filed a request with the DEPSC to implement new rates to meet a requested increase in revenue of 15.90%, or approximately $10.0 million, on an annualized basis. The actual effective requested increase was 12.58%, since, in accordance with applicable law, Artesian Water had been permitted to recover specific investments made in infrastructure through the assessment of a cumulative 3.32% Distribution System Improvement Charge, or DSIC. The DSIC rate of 3.32% was set to zero when the first step of temporary rates designed to generate an increase of 3.98%, or $2.5 million, on an annual basis, was placed into effect on June 10, 2014. A second step of temporary rates designed to generate an increase of 7.17%, or $4.5 million, on an annualized basis, was placed into effect on November 13, 2014. A portion of the second step of temporary increases was held in reserve until a final decision was determined by the DEPSC and was not reflected in income. On August 18, 2015, the DEPSC made a preliminary ruling in response to Artesian Water's April 11, 2014 request. The preliminary ruling recommended a permanent rate increase in revenue of approximately $6.0 million, or 9.50%, on an annualized basis, which is an incremental increase for customers of approximately 6.20%, above the DSIC rate previously in effect. On October 6, 2015, a final PSC Order was issued by the DEPSC concurring with the preliminary ruling issued on August 18, 2015. Since the permanent rate increase is less than amounts collected under previously approved temporary increases in rates, Artesian Water is required to refund a portion of the temporary rate increases to its customers. The refund, plus interest, at the average prime rate, for the overpayment from customers will be applied to current and future customer bills and has been recorded as a liability and is not reflected in net income as of September 30, 2015. Since the final rate award was at a level not less than the amount previously reported as income, there was no material impact upon previously reported water sales revenue. The new rates are designed to allow recovery of capital investments made by Artesian Water and to cover increased costs of operations, including water quality testing, chemicals and electricity for water treatment, taxes, labor and benefits. Prior to the 2014 filing, Artesian Water's last request to implement new rates was filed in April 2011.

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

Other Proceedings

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC. This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC approval process is less costly when compared to the approval process for general rate increase requests. The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period. On December 17, 2013, the DEPSC approved Artesian Water's application to collect a cumulative DSIC rate of 3.32%, effective January 1, 2014, subject to audit at a later date. This rate was based on approximately $12.9 million in eligible plant improvements since September 30, 2011. The DSIC rate of 3.32% was set to zero when the first step of temporary rates designed to generate an increase of 3.98%, or $2.5 million on an annual basis, was placed into effect on June 10, 2014. In November 2014, Artesian Water filed an application with the DEPSC for approval to collect a DSIC rate of 0.34% effective January 1, 2015. This rate was based on approximately $1.3 million in eligible plant improvements since September 30, 2014. On December 16, 2014, the DEPSC approved the DSIC effective January 1, 2015, subject to audit at a later date. In May 2015, Artesian Water filed an application with the DEPSC for approval to collect an additional DSIC rate of 0.81% effective July 1, 2015. This rate was based on approximately $3.3 million in eligible plant improvements. On June 16, 2015 the DEPSC approved the DSIC effective July 1, 2015, subject to audit at a later date. For the three and nine months ended September 30, 2015, we earned approximately $218,000 and $340,000 in DSIC revenue, respectively. For the three months ended September 30, 2014 we did not earn any DSIC revenue. For the nine months ended September 30, 2014 we earned approximately $789,000 in DSIC revenue.

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

The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known. The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense. The Company has accrued approximately $5,000 and $11,000 in penalties and interest for the three and nine months ended September 30, 2015, respectively. The Company remains subject to examination by federal and state authorities for tax years 2012 through 2014.

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

Long-term Financial Liabilities

All of Artesian Resources' outstanding long-term debt as of September 30, 2015 and December 31, 2014 was fixed-rate. The fair value of the Company's long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825. Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements. The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates. The carrying amount and fair value of Artesian Resources' long-term debt are shown below:

In thousands
	September 30, 2015	December 31, 2014
Carrying amount	$105,196	$106,199
Estimated fair value	$121,276	$129,243

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

NOTE 9 – RELATED PARTY TRANSACTIONS

In September 2013, Artesian Water entered into a contract in the normal course of business with W.F. Construction, a related party, for work associated with structural improvements to a water treatment plant. The total contract was approximately $325,000. In May 2015, Artesian Water entered into an approximately $48,000 agreement in the normal course of business with W. F. Construction for structural improvements at a water treatment plant. The owner of W. F. Construction is the husband of Mrs. Jennifer Finch, Vice President and Assistant Treasurer of Artesian Resources. Approximately $65,000 and $276,000 were paid to W. F. Construction for the three and nine months ended September 30, 2014. No amounts were paid to W. F. Construction for the three months ended September 30, 2015. Approximately $48,000 was paid to W. F. Construction for the nine months ended September 30, 2015. As of September 30, 2015 and December 31, 2014, there were no accounts payable balances due to W. F. Construction. As set forth in the Charter of the Artesian Resources Audit Committee of the Board of Directors, the Audit Committee is responsible for reviewing and, if appropriate, approving all related party transactions between us and any officer, director, any person known to be the beneficial owner of more than 5% of any class of the Company's voting securities or any other related person that would potentially require disclosure. In its review and approval of the 2013 related party transaction with W. F. Construction, the Audit Committee considered the nature of the related person's interest in the transaction; the satisfactory performance of work contracted with the related party prior to our employment of Mrs. Finch; and the material terms of the transaction, including, without limitation, the amount and type of transaction, the importance of the transaction to the related person, the importance of the transaction to the Company and whether the transaction would impair the judgment of a director or officer to act in the best interest of the Company. The Audit Committee approves only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders. All services provided under the contract with W. F. Construction are in the ordinary course of business at fees and on terms and conditions that the Company believes are the same as those that would result from arm's-length negotiations between unrelated parties.

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

NOTE 11 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued amended guidance to the imputation of interest and in August 2015, the FASB issued amended guidance on imputation of Interest: Presentation and Subsequent Measurement of Debt issuance Costs Associated with Line-of-Credit Arrangements. The April amendment requires that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. Given the absence of authoritative guidance in April 2015 amendment for debt issuance costs related to line-of-credit arrangements, the August guidance indicated SEC staff would not object to an entity deferring any presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendment will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods for those fiscal years for public companies. Early adoption is permitted for financial statements that have not been previously issued. The amendment should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in accounting principle. These disclosures include the nature of and reasons for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and debt liability). The Company expects to present debt issuance costs on the consolidated balance sheets as a regulatory asset under FASB ASC Topic 980 upon adoption of this guidance. Management does not expect a material impact on the Company's financial statements due to the adoption of this guidance.

In July 2015, the FASB issued amended guidance to inventory measurement. GAAP currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments apply to all inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This update more closely aligns the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards. For public entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. Management does not expect a material impact on the Company's financial statements due to the adoption of this guidance.

In August 2015, the FASB issued Accounting Standards update to Revenue from Contracts with Customers deferring the effective date. This update defers the effective date to apply the guidance to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Management does not expect a material impact on the Company's financial statements due to the adoption of this guidance, once applicable to the Company.

In September 2015, the FASB issued amended guidance on Business Combinations -Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments. Currently during the measurement period, the acquirer retrospectively adjusts the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The acquirer also must revise comparative information for prior periods presented in financial statements as needed, including revising depreciation, amortization, or other income effects as a result of changes made to provisional amounts. The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The only disclosures required at transition should be the nature of and reason for the change in accounting principle. An entity should disclose that information in the first annual period of adoption and in the interim periods within the first annual period if there is a measurement-period adjustment during the first annual period in which the changes are effective. Management does not expect a material impact on the Company's financial statements due to the adoption of this guidance.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q which express our "belief," "anticipation" or "expectation," as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, our expectation of the timing of decisions by regulatory authorities, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our belief regarding our reliance on outside engineering firms, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, anticipated growth in our non-regulated division, the impact of recent acquisitions on our ability to expand and foster relationships, anticipated investments in certain of our facilities and systems and the sources of funding for such investments, sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A -Risk Factors, in our Annual Report on Form10-K for the year ended December 31, 2014, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2015

OVERVIEW

Our profitability is primarily attributable to the sale of water. Gross water sales comprise 89.8% of total operating revenues for the nine months ended September 30, 2015. Our profitability is also attributed to the various contract operations, water and sewer Service Line Protection Plans and other services we provide. Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature. In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected. We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

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

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers. Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue. The Town of Middletown, which is one of our municipal customers and is located in southern New Castle County, Delaware, has more than doubled in population over the last 10 years, and population growth in this area is expected to continue for some time as a result of ongoing and future residential construction. As population growth continues in Middletown and other areas in Delaware, we believe that the demand for water will increase, thereby contributing to an increase in our operating revenues. As of September 30, 2015 we had approximately 81,200 metered water customers in Delaware, an increase of approximately 700 compared to September 30, 2014. The number of metered water customers in Maryland totaled 2,270 as of September 30, 2015, an increase of approximately 20 compared to September 30, 2014. The number of metered water customers in Pennsylvania remained consistent with 2014. For the nine months ended September 30, 2015, approximately 5.9 billion gallons of water were distributed in our Delaware systems and approximately 108.2 million gallons of water were distributed in our Maryland systems.

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

Artesian Utility operates the Water Service Line Protection Plan, or WSLP Plan, and the Sewer Service Line Protection Plan, or SSLP Plan. The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit. Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources. As of September 30, 2015, approximately 19,440, or 27.9%, of our eligible water customers signed up for the WSLP Plan, approximately 14,740, or 21.2%, of our eligible customers signed up for the SSLP Plan and approximately 1,210 non-customer participants signed up for either the WSLP Plan or SSLP Plan.

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

On April 11, 2014, Artesian Water filed a request with the DEPSC to implement new rates to meet a requested increase in revenue of 15.90%, or approximately $10.0 million, on an annualized basis. The actual effective requested increase was 12.58%, since, in accordance with applicable law, Artesian Water had been permitted to recover specific investments made in infrastructure through the assessment of a cumulative 3.32% Distribution System Improvement Charge, or DSIC. The DSIC rate of 3.32% was set to zero when the first step of temporary rates designed to generate an increase of 3.98%, or $2.5 million, on an annual basis, was placed into effect on June 10, 2014. A second step of temporary rates designed to generate an increase of 7.17%, or $4.5 million, on an annualized basis, was placed into effect on November 13, 2014. A portion of the second step of temporary increases was held in reserve until a final decision was determined by the DEPSC and was not reflected in income. On August 18, 2015, the DEPSC made a preliminary ruling in response to Artesian Water's April 11, 2014 request. The preliminary ruling recommended a permanent rate increase in revenue of approximately $6.0 million, or 9.5%, on an annualized basis, which is an incremental increase for customers of approximately 6.2%, above the DSIC rate previously in effect. On October 6, 2015, a final PSC Order was issued by the DEPSC concurring with the preliminary ruling issued on August 18, 2015. Since the permanent rate increase is less than amounts collected under previously approved temporary increases in rates, Artesian Water is required to refund a portion of the temporary rate increases to its customers. The refund, plus interest, at the average prime rate, for the overpayment from customers will be applied to current and future customer bills and has been recorded as a liability and is not reflected in net income as of September 30, 2015. Since the final rate award was at a level not less than the amount previously reported as income, there was no material impact upon previously reported water sales revenue. The new rates are designed to allow recovery of capital investments made by Artesian Water and to cover increased costs of operations, including water quality testing, chemicals and electricity for water treatment, taxes, labor and benefits. Prior to the 2014 filing, Artesian Water's last request to implement new rates was filed in April 2011.

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

Results of Operations – Analysis of the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014.

Operating Revenues

Revenues totaled $20.8 million for the three months ended September 30, 2015, $1.2 million, or 6.0%, above revenues for the three months ended September 30, 2014 of $19.6 million. Water sales revenues increased $1.2 million, or 6.7%, for the three months ended September 30, 2015 from the corresponding period in 2014, primarily as a result of the second temporary rate increase placed into effect on November 13, 2014. A portion of the second step of temporary increases was held in reserve until a final decision was determined by the DEPSC and was not reflected in income. Pursuant to the final rate order issued by the DEPSC on October 6, 2015, since the permanent rate increase is less than the amounts collected under previously approved temporary increases in rates, Artesian Water is required to refund a portion of the temporary rate increases to its customers. Those refunds are recorded as a liability and are not reflected in net income as of September 30, 2015. Since the final rate award was at a level not less than the amount previously reported as income, there was no material impact upon previously reported water sales revenue. We realized 90.6% of our total operating revenue for the three months ended September 30, 2015 from the sale of water as compared to 90.1% for the three months ended September 30, 2014.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.9 million, or 9.2%, for the three months ended September 30, 2015, compared to the same period in 2014.

Payroll and employee benefit costs increased $0.9 million, or 18.9%, due to bonuses issued to employees in the third quarter of  2015 while similar bonuses were issued in the second quarter of 2014, reclassification of certain personnel costs to overhead for capital projects based upon job responsibilities, and increases in wages and benefits.

Repairs and Maintenance costs decreased $0.1 million, or 16.9%, primarily due to decreased gas prices, and decreased equipment maintenance costs.

Purchased power expense increased $0.1 million, or 25.3%, primarily due to the result of increased water pumpage and installation of a new ultra violet oxidation treatment facility.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 51.4% for the three months ended September 30, 2015, compared to 49.9% for the three months ended September 30, 2014.

Federal and state income tax expense increased $0.3 million, primarily due to higher pre-tax income for the three months ended September 30, 2015, compared to the three months ended September 30, 2014.

Interest Charges

Interest expense decreased $0.4 million for the three months ended September 30, 2015 compared to the same period a year ago primarily due to the accrual of interest expense in the third quarter of 2014 related to the litigation against Chester Water Authority (CWA) in regard to the proper determination of the rate CWA charged for water purchased under contract.

Net Income

Our net income applicable to common stock increased $0.4 million for the three months ended September 30, 2015, compared to the same period a year ago. This increase in net income was primarily due to a decrease in interest charges and higher operating income margins in our water utility business attributable to the second step of temporary rate increases placed into effect on November 13, 2014.

Results of Operations – Analysis of the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014.

Operating Revenues

Revenues totaled $58.3 million for the nine months ended September 30, 2015, $3.9 million, or 7.2%, above revenues for the nine months ended September 30, 2014 of $54.4 million. Water sales revenues increased $3.7 million, or 7.5%, for the nine months ended September 30, 2015 from the corresponding period in 2014, primarily as a result of temporary rate increases that were placed into effect on June 10, 2014 and November 13, 2014. A portion of the second step of temporary increases was held in reserve until a final decision was determined by the DEPSC and was not reflected in income. Pursuant to the final rate order issued by the DEPSC on October 6, 2015, since the permanent rate increase is less than the amounts collected under previously approved temporary increases in rates, Artesian Water is required to refund a portion of the temporary rate increases to its customers. Those refunds are recorded as a liability and are not reflected in net income as of September 30, 2015. Since the final rate award was at a level not less than the amount previously reported as income, there was no material impact upon previously reported water sales revenue. This increase in water sales revenue is partially offset by a decrease in the Distribution System Improvement Charge, or DSIC, revenue of approximately $0.5 million, as the DSIC was reset to zero upon the implementation of the first step of temporary rate increases on June 10, 2014. We realized 89.8% of our total operating revenue for the nine months ended September 30, 2015 from the sale of water as compared to 89.5% for the nine months ended September 30, 2014.

Non-utility operating revenue increased approximately $0.2 million, or 6.4%, for the nine months ended September 30, 2015 compared to the same period in 2014. The increase is primarily due to an increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue. The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service or clogged sewer lines up to an annual limit. This increase is partially offset by a decrease in contract revenue, primarily due to a decrease in wastewater contract services.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.4 million, or 1.3%, for the nine months ended September 30, 2015, compared to the same period in 2014.

Administration costs increased $0.4 million, or 11.1%, primarily due to rate case expenses being amortized when the temporary rates were first put into effect.

Purchased power expense increased $0.3 million, or 11.9%, primarily due to the result of increased water pumpage and installation of a new ultra violet oxidation treatment facility.

Repair and maintenance costs decreased $0.3 million, or 11.3%, primarily due to decreased fuel costs and decreased equipment maintenance costs.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 53.5% for the nine months ended September 30, 2015, compared to 56.6% for the nine months ended September 30, 2014.

Federal and state income tax expense increased $1.5 million, primarily due to higher pre-tax income for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

Interest Charges

Interest expense decreased $0.4 million for the nine months ended September 30, 2015 compared to the same period a year ago primarily due to the accrual of interest expense in the third quarter of 2014 related to the litigation against Chester Water Authority (CWA) in regard to the proper determination of the rate CWA charged for water purchased under contract.

Net Income

Our net income applicable to common stock increased $2.1 million for the nine months ended September 30, 2015, compared to the same period a year ago. This increase in net income was primarily due to higher operating income margins in our water utility business, as a result of temporary rate increases placed in effect on June 10, 2014 and November 13, 2014 and a decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the nine months ended September 30, 2015 were $22.0 million provided by cash flow from operating activities and $4.4 million in net contributions and advances from developers. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer. A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers. As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

Investment in Plant and Systems

The primary focus of Artesian Water's investment is to continue to provide high quality reliable service to our growing service territory. We invested $15.9 million in capital expenditures during the first nine months of 2015 compared to $19.3 million invested during the same period in 2014. During the first nine months of 2015, we invested approximately $5.3 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities. We invested $3.6 million to enhance or improve existing treatment facilities and for the rehabilitation of pumping equipment to better serve our customers. We invested $1.6 million for equipment purchases, computer hardware and software upgrades and transportation and equipment purchases. Developers financed $2.8 million for the installation of water mains and hydrants for the first nine months of 2015 compared to $2.0 million for the first nine months of 2014. We invested $1.4 million to upgrade and automate our meter reading equipment. We invested approximately $0.5 million in mandatory utility plant expenditures due to governmental highway projects which require the relocation of water service mains in addition to facility improvements and upgrades. An additional $0.7 million was invested in wastewater projects in Delaware.

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

Lines of Credit

At September 30, 2015, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources. As of September 30, 2015, there was $35.6 million of available funds under this line of credit. The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%. This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time. The term of this line of credit expires on the earlier of May 27, 2016 or any date on which Citizens demands payment.

At September 30, 2015, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland. As of September 30, 2015, there was $12 million of available funds under this line of credit. The interest rate for borrowings under this line is LIBOR plus 1.50%. CoBank may make an annual patronage refund, which has been equal to 1.00% of the average line of credit and loan volume outstanding by Artesian. The patronage refunds earned by Artesian for the nine months ended September 30, 2015 and  September 30, 2014 were $0.7 million and $0.7 million, respectively. The term of this line of credit expires on January 12, 2016.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$12,366	$	-----	$	-----	$	-----

Long-Term Debt

Artesian Water's trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66⅔% of total capitalization. Our debt to total capitalization, including the short-term portion thereof, was 44.9% at September 30, 2015. In addition, our revolving line of credit with CoBank contains customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets, change our business or incur additional indebtedness.  In addition, this line of credit requires us to abide by certain financial covenants and ratios. As of September 30, 2015, we were in compliance with these covenants.

We expect to fund our activities for the next 12 months using our available cash balances and bank credit lines, plus projected cash generated from operations.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$6,903	$13,262	$34,908	$104,207	$159,280
State revolving fund loans (principal and interest)	1,002	2,005	2,005	6,056	11,068
Operating leases	74	108	114	1,503	1,799
Unconditional purchase obligations	3,824	7,627	7,637	4,774	23,862
Tank painting contractual obligation	306	76	--	--	382
Total contractual cash obligations	$12,109	$23,078	$44,664	$116,540	$196,391

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

Artesian Water entered into a letter agreement with Co Bank in September 2015 confirming the forward setting of a fixed rate of a First Mortgage Bond, Series S. The Bond carries an annual interest rate of 6.73% through March 1, 2016. The terms of the Bond Purchase Agreement state that Artesian Water may request that after March 1, 2016 the annual interest rate be fixed by CoBank in its sole and absolute discretion for a period through the Maturity Date or for such shorter periods as mutually agreed by the Company and CoBank. The Letter Agreement sets the fixed annual interest rate, to be effective March 1, 2016 through the Maturity Date, at an annual interest rate of 4.45%. The Bond is subject to redemption in a principal amount equal to $150,000 plus interest per calendar quarter, payable on the first business day of March, June, September and December each year. The principal amount of the Bond at March 1, 2016 will be $10,650,000.

In order to control purchased power costs, in October 2015 Artesian Water entered into an electric supply contract at a fixed rate that is 11.0% lower than its current contract that expires in May 2016 and is less than the rate charged by the local electric supplier at the time of entering into the contract.  The current contract term has been in effect since May 2013.   The new fixed price contract will be effective from May 2016 through May 2019.

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

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2014 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2014 and also in the notes to our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first nine months of 2015 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2043, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt's maturity. In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at September 30, 2015 were approximately $12.4 million. An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line. We are also exposed to market risk associated with changes in commodity prices. Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers. We have also sought to mitigate future significant electric price increases by signing a two year supply contract, at a fixed price.

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

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).*

101
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: November 6, 2015	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: November 6, 2015	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).*

101
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

* Filed herewith