Form 10-K
period 2015-12-31
ARTESIAN RESOURCES CORP
filed 2016-03-11
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

The aggregate market value of the Class A Non-Voting Common Stock and Class B Common Stock held by non-affiliates of the registrant at June 30, 2015 was $164,631,000 and $6,575,000, respectively.  The aggregate market value of Class A Non-Voting Common Stock was computed by reference to the closing price of such class as reported on the Nasdaq Global Market on June 30, 2015, which trade date was June 30, 2015.  The aggregate market value of Class B Common Stock was computed by reference to the last reported trade of such class as reported on the OTC Bulletin Board as of June 30, 2015, which trade date was June 29, 2015.

As of March 4, 2016, 8,184,067 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

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

PART I

ITEM 1. BUSINESS

General Information

Artesian Resources Corporation, a Delaware Corporation incorporated in Delaware in 1927, operates as the holding company of eight wholly-owned subsidiaries offering water, wastewater and other services on the Delmarva Peninsula.  The Company's principal executive offices are located at 664 Churchmans Road, Newark, Delaware 19702.  Our principal subsidiary, Artesian Water Company, Inc., is the oldest and largest investor-owned public water utility on the Delmarva Peninsula, and has been providing superior water service since 1905. We distribute and sell water, including water for public and private fire protection, to residential, commercial, industrial, municipal and utility customers throughout the states of Delaware, Maryland and Pennsylvania. We provide wastewater services to customers in Delaware. In addition, we provide contract water and wastewater operations, and water and sewer Service Line Protection Plans. Our Class A Non-Voting Common Stock is listed on the NASDAQ Global Select Market and trades under the symbol "ARTNA."

Artesian Resources Corporation, or Artesian Resources, operates as the parent holding company of five regulated public utilities: Artesian Water Company, Inc., or Artesian Water, Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, Artesian Water Maryland, Inc., or Artesian Water Maryland, Artesian Wastewater Management, Inc., or Artesian Wastewater, Artesian Wastewater Maryland, Inc., or Artesian Wastewater Maryland, and three non-regulated subsidiaries: Artesian Utility Development, Inc., or Artesian Utility, Artesian Development Corporation, or Artesian Development, and Artesian Consulting Engineers, Inc., or Artesian Consulting Engineers.  The terms "we," "our" and the "Company" as used herein refer to Artesian Resources and its subsidiaries.  The business activity conducted by each of our subsidiaries is discussed below under separate headings.

Our Market

Our current market area is the Delmarva Peninsula.  Our largest service area is in the State of Delaware, which had an estimated population of approximately 946,000 at July 1, 2015. According to the US Census Bureau, Delaware's population increased an estimated 5.4% from 2010 to 2015, as compared to the nationwide growth rate of approximately 4.1%. Substantial portions of Delaware, particularly outside of New Castle County, are not served by a public water or wastewater system and represent potential opportunities for Artesian Water and Artesian Wastewater to obtain new exclusive franchised service areas.  We continue to focus resources on developing and serving existing service territories and obtaining new territories throughout the State.

We have interconnection agreements for the sale of water with the towns of Elkton and Chesapeake City, Maryland.  The Town of Elkton is required to take a minimum of 250,000 gallons per day of water through the interconnection and may take a maximum of 1.5 million gallons per day, or mgd.

We hold Certificates of Public Convenience and Necessity, or CPCNs, for approximately 282 square miles of exclusive water service territory and approximately 25 square miles of wastewater service territory, most of which is in Delaware and some in Maryland and Pennsylvania.  Our largest connected regional water system, consisting of approximately 141 square miles and 74,000 customers, is located in northern New Castle County and portions of southern New Castle County, Delaware.  A significant portion of our exclusive service territory in Delaware remains undeveloped, and if and when development occurs and there is population growth in these areas, along with the anticipated population growth in Maryland, we will increase our customer base by providing water and/or wastewater service to the newly developed areas and new customers.

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

Artesian Wastewater

Artesian Wastewater is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company.  As of December 31, 2015, Artesian Wastewater owned and operated four wastewater treatment facilities, which are capable of treating approximately 730,000 gallons per day and can be expanded to treat approximately 1.6 mgd.

Artesian Wastewater Maryland

Artesian Wastewater Maryland is a regulated wastewater entity in the State of Maryland and was incorporated on June 3, 2008. Artesian Wastewater Maryland is able to provide public wastewater services to customers in the State of Maryland. It is currently not providing wastewater services in Maryland.

Artesian Utility

Artesian Utility was formed in 1996. It designs and builds water and wastewater infrastructure and provides contract water and wastewater services on the Delmarva Peninsula. Artesian Utility also evaluates land parcels, provides recommendations to developers on the size of water or wastewater facilities and the type of technology that should be used for treatment at such facilities, and operates water and wastewater facilities in Delaware for municipal and governmental organizations. Artesian Utility also contracts with developers for design and construction of wastewater facilities within the Delmarva Peninsula, using a number of different technologies for treatment of wastewater at each facility. In addition, as further discussed below, effective April 2012, Artesian Utility operates the Water Service Line Protection Plan, or WSLP Plan, and the Sewer Service Line Protection Plan, or SSLP Plan. In November 2015, a third plan was added, the Internal Service Line Protection, or ISLP Plan.

We currently operate wastewater treatment facilities for the town of Middletown, Delaware, in southern New Castle County, or Middletown, under a 20-year contract that expires in July 2022. The facilities include two wastewater treatment stations with capacities of up to approximately 2.5 mgd and 250,000 gallons per day, respectively. We also operate a wastewater disposal facility in Middletown in order to support the 2.5 mgd wastewater facility. One of the wastewater treatment facilities in Middletown now provides reclaimed wastewater for use in spray irrigation on public and agricultural lands in the area.

Artesian Utility has operated the WSLP Plan and the SSLP Plan since 2012. Artesian Resources initiated the WSLP Plan in March 2005. The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit. Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources. The ISLP Plan was introduced in November 2015 to further enhance available coverage to include water and wastewater lines within the residence. As of December 31, 2015, approximately 19,300, or 25.1%, of our eligible water customers signed up for the WSLP Plan, approximately 14,700, or 19.1%, of our eligible customers signed up for the SSLP Plan and approximately 1,200 non-customer participants signed up for either the WSLP Plan or SSLP Plan. Approximately 800 customers signed up under the ISLP Plan in the first two months it was offered.

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

We are subject to regulation by the following state regulatory commissions:

·  The Delaware Public Service Commission, or DEPSC, regulates both Artesian Water and Artesian Wastewater.
·  The Maryland Public Service Commission, or MDPSC, regulates both Artesian Water Maryland and Artesian Wastewater Maryland.
·  The Pennsylvania Public Utility Commission, or PAPUC, regulates Artesian Water Pennsylvania.

Our water and wastewater utility operations are also subject to regulation under the federal Safe Drinking Water Act of 1974, or Safe Drinking Water Act, the Clean Water Act of 1972, or the Clean Water Act, and related state laws, and under federal and state regulations issued under these laws.  These laws and regulations establish criteria and standards for drinking water and for wastewater discharges.  Capital expenditures and operating costs required as a result of water quality standards and environmental requirements have been traditionally recognized by state regulatory commissions as appropriate for inclusion in establishing rates.

Water and Wastewater Rates

Our regulated utilities periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business. In Delaware, utilities are permitted by law to place rates into effect, under bond, on a temporary basis pending completion of a rate increase proceeding. The first temporary increase may be up to the lesser of $2.5 million on an annual basis or 15% of gross water sales. Should the rate case not be completed within seven months, by law, the utility may put the entire requested rate relief, up to 15% of gross water sales, in effect under bond until a final resolution is ordered and placed into effect. If any such rates are found to be in excess of rates the DEPSC finds to be appropriate, the utility must refund customers the portion found to be in excess with interest. The timing of our rate increase requests are therefore dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase. We can provide no assurances that rate increase requests will be approved by applicable regulatory agencies and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.

On April 11, 2014, Artesian Water filed a request with the DEPSC to implement new rates to meet a requested increase in revenue of 15.90%, or approximately $10.0 million, on an annualized basis. The actual effective requested increase was 12.58%, since, in accordance with applicable law, Artesian Water had been permitted to recover specific investments made in infrastructure through the assessment of a cumulative 3.32% Distribution System Improvement Charge, or DSIC. The DSIC rate of 3.32% was set to zero when the first step of temporary rates designed to generate an increase of 3.98%, or $2.5 million, on an annual basis, was placed into effect on June 10, 2014. A second step of temporary rates designed to generate an increase of 7.17%, or $4.5 million, on an annualized basis, was placed into effect on November 13, 2014. A portion of the second step of temporary increases was held in reserve until a final decision was determined by the DEPSC and was not reflected in income. On August 18, 2015, the DEPSC made a preliminary ruling in response to Artesian Water's April 11, 2014 request. The preliminary ruling recommended a permanent rate increase in revenue of approximately $6.0 million, or 9.5%, on an annualized basis, which is an incremental increase for customers of approximately 6.2% above the DSIC rate previously in effect. On October 6, 2015, a DEPSC order was issued concurring with the preliminary ruling issued on August 18, 2015. On January 19, 2016, the final DEPSC order was issued related to the permanent rate increase and concurred with the October 6, 2015 order. Since the permanent rate increase was less than amounts collected under previously approved temporary increases in rates, Artesian Water was required to refund a portion of the temporary rate increases to its customers. The refund, plus interest, at the average prime rate, for the overpayment from customers was applied to current and future customer bills in October 2015. Since the final rate award was at a level not less than the amount previously reported as income, there was no material impact upon previously reported water sales revenue. The new rates are designed to allow recovery of capital investments made by Artesian Water and to cover increased costs of operations, including water quality testing, chemicals and electricity for water treatment, taxes, labor and benefits. Prior to the 2014 filing, Artesian Water's last request to implement new rates was filed in April 2011.

On January 18, 2013, Artesian Wastewater filed an application with the DEPSC to revise its rates and charges for wastewater services concerning territories located in Kent and Sussex County, Delaware. Artesian Wastewater requested authorization to implement proposed rates for wastewater services to meet a requested increase in revenue of approximately $343,000, or 34.8%, on an annualized basis. The new rates were designed to support Artesian Wastewater's ongoing capital improvement program and to cover increased costs of operations. On August 6, 2013, Artesian Wastewater, the Staff of the DEPSC and the Division of the Public Advocate entered into an agreement to settle Artesian Wastewater's application for an increase in rates. On October 8, 2013, the DEPSC approved the settlement agreement authorizing a two-step increase in rates, with the first step effective upon approval of the settlement and the second step effective in September 2014. The second increase in rates was fully implemented as of September 30, 2014. Based on the number of households at the time of the settlement, the new rates were estimated to provide Artesian Wastewater approximately $174,000 in additional annual revenue. The settlement also authorized a return on equity of 10%.

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

Other Regulatory Matters

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC. This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC approval process is less costly when compared to the approval process for general rate increase requests. The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period. On December 17, 2013, the DEPSC approved Artesian Water's application to collect a cumulative DSIC rate of 3.32%, effective January 1, 2014, subject to audit at a later date. This rate was based on approximately $12.9 million in eligible plant improvements since September 30, 2011. The DSIC rate of 3.32% was set to zero when the first step of temporary rates designed to generate an increase of 3.98%, or $2.5 million on an annual basis, was placed into effect on June 10, 2014. In November 2014, Artesian Water filed an application with the DEPSC for approval to collect a DSIC rate of 0.34% effective January 1, 2015. This rate was based on approximately $1.3 million in eligible plant improvements since September 30, 2014. On December 16, 2014, the DEPSC approved the DSIC effective January 1, 2015, subject to audit at a later date. In May 2015, Artesian Water filed an application with the DEPSC for approval to collect a cumulative DSIC rate of 1.15% effective July 1, 2015. This rate was based on approximately $4.6 million in eligible plant improvements through April 30, 2015. On June 16, 2015 the DEPSC approved the DSIC effective July 1, 2015, subject to audit at a later date. On November 24, 2015, Artesian Water filed an application with the DEPSC for approval to collect a cumulative DSIC rate of 1.57%. This rate was based on approximately $7.0 million in eligible plant improvements through October 31, 2015. On December 15, 2015, the DEPSC approved the DSIC effective January 1, 2016, subject to audit at a later date.

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

The water industry is capital intensive, with the highest capital investment in plant and equipment per dollar of revenue among all utilities. Increasingly stringent drinking water regulations to meet the requirements of the Safe Drinking Water Act have required the water industry to invest in more advanced treatment systems and processes, which require a heightened level of expertise.  Significant enhancements were made to existing facilities to effectively treat and remove compounds as required by government agencies, such as ultra violet oxidation treatment, ceramic membrane filtration and carbon filtration. We are currently in full compliance with the requirements of the Safe Drinking Water Act. Even though our water utility was founded in 1905, the majority of our investment in infrastructure occurred in the last 40 years.

Under Delaware state laws and regulations, we are required to file applications with DNREC for water allocation permits for each of our operating wells pumping greater than 50,000 gallons per day. For any wells in the Delaware River Basin, we must also file allocation permits with the Delaware River Basin Commission, or DRBC. We have 119 operating and 60 observation and monitoring wells in our Delaware systems. At December 31, 2015, we had allocation permits for 100 wells, permit applications pending for 3 wells, and 16 wells that do not require a permit.

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

To supplement our groundwater supply, we purchase treated surface water through interconnections only in the northern service area of our New Castle County, Delaware system.  The treated surface water is blended with our groundwater supply for distribution to our customers.  Nearly 85% of the overall 7.6 billion gallons of water we distributed in all of our Delaware systems during 2015 came from our groundwater wells, while the remaining 15% came from interconnections with other utilities and municipalities.  The majority of the 0.1 billion gallons of water we distributed in all of our Maryland systems during 2015 came from our groundwater wells, while a portion came from treated surface water.  In Delaware in 2015, we pumped an average of 17.9 mgd from our groundwater wells and obtained an average of approximately 3.1 mgd from interconnections. We have one water treatment facility that treats surface water from the Susquehanna River, located in Cecil County, Maryland.  Our peak water supply capacity currently is approximately 55.0 mgd in Delaware and approximately 2.0 mgd in Maryland. We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

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

In Delaware, we have 23 interconnections with 2 neighboring water utilities and 7 municipalities that provide us with the ability to purchase or sell water.  An interconnection agreement with the Chester Water Authority has a "take or pay" clause requiring us to purchase 1.095 billion gallons annually.  During the fiscal year ended December 31, 2015, we used the minimum draw under this agreement. The Chester Water Authority agreement, which expires December 31, 2021, provides for the right to extend the term of this agreement through and including December 31, 2047, at our option, subject to the approval of the Susquehanna River Basin Commission. All of the interconnections provide Artesian Water the ability to sell water to neighboring water utilities or municipalities. In Maryland, we have one interconnection that connects the Artesian Water system in Delaware to the Meadowview System, one interconnection with a neighboring utility, and three interconnections with the Town of Elkton. The interconnection with the Artesian Water Delaware system is capable of providing up to 3.0 mgd of water to our Maryland systems, of which 1.5 mgd is available to the Town of Elkton per our agreement with the Town. In March 2013, the interconnection to the Town of Chesapeake City was completed. The Town of Chesapeake City placed in service an interconnection and 1.57 miles of new water main to provide water to the Town of Chesapeake City from the Artesian Water Delaware system on Chesapeake City Road. The interconnection is currently the town's sole source of water supply, averaging approximately 83,000 gallons per day. The Chesapeake City Road plant is capable of producing up to 3 mgd and is part of a regional system with a production capacity of up to 28 mgd.

As of December 31, 2015, we were serving customers through approximately 1,218 miles of transmission and distribution mains. Mains range in diameter from two inches to twenty-four inches, and most of the mains are made of ductile iron or cast iron. We supply public fire protection service through approximately 5,942 hydrants installed throughout our service territories.

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

Employees

The Company has no collective bargaining agreements with any of its employees, and its work force is not union organized or union represented.  As of December 31, 2015, we employed 231 full-time employees.  Of these employees, 52 were officers and managers; 119 were employed as operations personnel, including engineers, technicians, draftsman, maintenance and repair persons, meter readers and utility personnel; and 28 were employed in accounting, budgeting, information systems, human resources, customer relations and public relations.  The remaining 32 employees were administrative personnel. We believe that our employee relations are good.

Available Information

We are a Delaware corporation with our principal executive offices located at 664 Churchmans Road, Newark, Delaware, 19702. Our telephone number is (302) 453-6900 and our website address is www.artesianresources.com. We make available free of charge through our website our Code of Ethics, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K our Corporate Governance Guidelines, our Board Committee Charter and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or the SEC. We include our website address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website.  Information contained on our website shall not be deemed incorporated into, or to be a part of, this report.

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Exchange Act electronically with the SEC.  The public may read or copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC, 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.                          RISK FACTORS

We are exposed to a variety of risks and uncertainties.  Most are general risks and uncertainties applicable to all water utility companies. We describe below some of the specific known risk factors that could negatively affect our business, financial condition or results of operations.  If one or more of these risks or uncertainties materialize, actual results may vary materially from our projections.  All forward-looking statements made by us in this Annual Report to the SEC on Form 10-K, in our Annual Report to Shareholders and in our subsequently filed quarterly and current reports to the SEC, as well as in our press releases and other public communications, are qualified by the risks described below.

Our operating revenue is primarily from water sales.  The rates that we charge our customers are subject to the regulations of the Public Service Commissions in the states in which we operate.  Additionally, our business requires significant capital expenditures on an annual basis and these expenditures are made for additions and replacement of property.  If a Public Service Commission disapproves or is unable to timely approve our requests for rate increases or approves rate increases that are inadequate to cover our investments or increased costs, our profitability may suffer.

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

We rely on governmental approvals in the States of Delaware, Maryland and Pennsylvania for applicable water allocation, water appropriation and water capacity permits related to additional systems that will assist in the operation of our water business. In addition, we rely on governmental approvals in the States of Delaware and Maryland for applicable wastewater collection, treatment and disposal permits that will assist in the operation of our wastewater business.

Our water and wastewater services are governed by various federal and state governmental agencies. Pursuant to these regulations, we are required to obtain various permits for any additional systems to assist in our operations.  If any of those permit approvals are not received timely or at all, the Company may risk the loss of economic opportunity and its ability to create additional systems for the effective operation of our water business in the States of Delaware, Maryland and Pennsylvania or our wastewater business in the States of Delaware and Maryland. We can provide no assurances that we will receive all necessary permits to create additional systems to assist in the operation of our water or wastewater business.

Our business is subject to seasonal fluctuations, which could affect demand for our water service and our revenues.

Demand for water during warmer months is generally greater than during cooler months primarily due to additional customer requirements in irrigation systems, swimming pools, cooling systems and other outside water use.  In the event that temperatures during typically warmer months are cooler than normal, or rainfall is more than normal, the demand for our water may decrease and adversely affect our revenues.

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

Artesian Water owns land, rights-of-way, easements, transmission and distribution mains, pump facilities, treatment plants, storage tanks, meters, vehicles and related equipment and facilities throughout Delaware, of which the majority are used for utility operations.  Artesian Water Pennsylvania owns transmission and distribution mains. Artesian Water Maryland owns land, transmission and distribution mains, pump facilities and storage tanks.  Artesian Wastewater owns land, rights-of-way, easements, treatment and disposal plants, collection mains and lift stations.  Artesian Wastewater owns a 75-acre parcel of land in Sussex County, Delaware for the operation of the wastewater facility known as the Northern Sussex Regional Water Recharge Complex.  The following table indicates our utility plant as of December 31, 2015.

Utility plant comprises:
In thousands
	Estimated Useful Life (In Years)	December 31, 2015
Utility plant at original cost
Utility plant in service-Water
Intangible plant	---	$140
Source of supply plant	45-85	19,313
Pumping and water treatment plant	8-62	77,221
Transmission and distribution plant
Mains	81	224,104
Services	39	36,060
Storage tanks	76	23,992
Meters	26	24,150
Hydrants	60	12,037
General plant	3-31	52,434

Utility plant in service-Wastewater
Treatment and disposal plant	35-62	14,012
Collection mains and lift stations	81	7,833
General plant	3-31	906

Property held for future use	---	14,345
Construction work in progress	---	3,809
		510,356
Less – accumulated depreciation		104,750
		$405,606

Substantially all of Artesian Water's utility plant, except the utility plant in the town of Townsend, Delaware, is pledged as security for First Mortgage Securities.  As of December 31, 2015, no other utility plant has been pledged as security for loans.

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

According to the Order of the Court, Artesian Water was required to pay CWA amounts withheld related to CWA rate increases from 2008, 2009, and 2010 totaling approximately $3.1 million. The $3.1 million withheld from Artesian Water's previous payments to CWA were accrued by Artesian Water when originally invoiced by CWA and were paid by Artesian Water to CWA in October 2014. In addition, CWA requested approximately $0.4 million in prejudgment and post judgment interest related to amounts withheld, which was accrued by Artesian Water as of December 31, 2014 and subsequently paid in January 2015. This amount was calculated at 6% per annum on outstanding amounts withheld.

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

Market Information for the Company's Common Equity
Artesian Resources' Class A Non-Voting Common Stock, or Class A Stock, is listed on NASDAQ Global Select Market and trades under the symbol "ARTNA."  On March 4, 2016, the last closing sale price as reported by the NASDAQ Global Select Market was $27.68 per share.  On March 4, 2016 there were 716 holders of record of the Class A Stock.  The following table sets forth, for the periods indicated, the high and low closing sale prices for the Class A Stock as reported by NASDAQ Global Select Market and the cash dividends declared per share.

CLASS A NON-VOTING COMMON STOCK

	High	Low	Dividend Per Share
2015
First Quarter	$22.72	$20.00	$0.2151
Second Quarter	22.16	20.70	0.2183
Third Quarter	24.14	21.32	0.2183
Fourth Quarter	29.11	24.14	0.2216

2014
First Quarter	$23.70	$21.61	$0.2088
Second Quarter	22.68	21.11	0.2119
Third Quarter	22.70	20.14	0.2119
Fourth Quarter	22.80	19.87	0.2151

Our Class B Voting Stock, or Class B Stock, is quoted on the OTC Bulletin Board under the symbol "ARTNB."  There has been a limited and sporadic public trading market for the Class B Stock.  As of March 4, 2016, the last reported trade of the Class B Stock on the OTC Bulletin Board was at a price of $29.00 per share on January 29, 2016.  As of March 4, 2016, we had 161 holders of record of the Class B Stock.  The Class B shares are paid the same dividend as the Class A shares noted in the table above.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2015, we did not issue any unregistered shares of our Class A or Class B Stock.

Equity Compensation Plan Information
The following table provides information on the shares of our Class A Stock that may be issued upon exercise of outstanding stock options as of December 31, 2015 under the Company's stockholder approved stock plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	270,000	$19.34	326,500

Equity compensation plans not approved by security holders	---	---	---

Total	270,000		326,500

The following graph compares the percentage change in cumulative shareholder return on the Company's Class A Stock with the Standard & Poor's 500 Stock Index and a Peer Group of water utility companies having similar market capitalizations. The graph covers the period from December 2010 (assuming a $100 investment on December 31, 2010, and the reinvestment of any dividends) through December 2015:

		INDEXED RETURNS
	Base Period	Years Ending December 31
Company Name / Index	2010	2011	2012	2013	2014	2015
Artesian Resources Corporation	100	103.42	128.12	135.97	139.14	177.28
S&P 500 Index	100	102.11	118.45	156.82	178.29	180.75
Peer Group	100	113.98	135.77	160.59	197.20	222.35

The Peer Group includes American States Water Company, American Water Works Company, Inc., Aqua America, Inc., California Water Service Group, Connecticut Water Service, Inc., Middlesex Water Company, SJW Corporation and York Water Company.

ITEM 6.	SELECTED FINANCIAL DATA

The selected statement of operations and balance sheet data shown below were derived from our consolidated financial statements. The consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K.  You should read this selected financial data together with our consolidated financial statements and related notes, as well as the discussion under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In thousands, except per share and operating data	2015	2014	2013	2012	2011

STATEMENT OF OPERATIONS DATA

Operating revenues
Water sales	$68,932	$64,667	$61,846	$63,607	$57,564
Other utility operating revenue	3,694	3,648	3,253	3,169	3,302
Non-utility operating revenue	4,398	4,150	3,974	3,787	4,204
Total operating revenues	$77,024	$72,465	$69,073	$70,563	$65,070

Operating expenses
Operating and maintenance	$38,453	$37,086	$36,630	$36,217	$35,448
Depreciation and amortization	8,837	8,673	8,251	7,930	7,410
State and federal income taxes	7,784	6,375	5,588	6,616	4,654
Property and other taxes	4,368	4,285	4,120	3,945	3,822
Total operating expenses	$59,442	$56,419	$54,589	$54,708	$51,334

Operating income	$17,582	$16,046	$14,484	$15,855	$13,736
Other income, net	721	853	872	1,036	299
Total income before interest charges	$18,303	$16,899	$15,356	$16,891	$14,035

Interest charges	$6,998	$7,393	$7,055	$7,045	$7,289

Net income	$11,305	$9,506	$8,301	$9,846	$6,746
Dividends on preferred stock
Net income applicable to common stock	$11,305	$9,506	$8,301	$9,846	$6,746

Net income per share of common stock:
Basic	$1.26	$1.07	$0.95	$1.14	$0.83
Diluted	$1.26	$1.07	$0.94	$1.13	$0.83

Average shares of common stock outstanding:
Basic	8,960	8,884	8,774	8,666	8,122
Diluted	9,005	8,926	8,836	8,717	8,160
Cash dividends per share of common stock	$0.87	$0.85	$0.82	$0.79	$0.76

In thousands, except for operating data	2015	2014	2013	2012	2011
BALANCE SHEET DATA
Utility plant, at original cost less accumulated depreciation	$405,606	$393,793	$378,960	$366,563	$353,397
Total assets	$431,626	$422,213	$403,832	$391,714	$378,737
Lines of credit	$10,487	$18,491	$10,332	$10,717	$11,740
Long-term obligations and redeemable preferred stock, including current portions	$104,936	$106,199	$106,642	$107,368	$108,257
Stockholders' equity	$132,331	$125,605	$121,836	$118,180	$112,997
Total capitalization	$235,978	$230,559	$227,346	$224,437	$219,536

OPERATING DATA
Average water sales per customer	$824	$780	$755	$783	$714
Water pumped (millions of gallons)	7,646	7,592	7,286	7,407	7,401
Number of metered customers	83,700	82,900	81,900	81,200	80,600
Miles of water main	1,218	1,201	1,182	1,162	1,148

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our profitability is primarily attributable to the sale of water. Gross water sales comprise 89.5% of total operating revenues for the year ended December 31, 2015. Our profitability is also attributed to the various contract operations, water and sewer Service Line Protection Plans and other services we provide. Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature. In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected. We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. Our contract operations, Service Line Protection Plans and other services provide a revenue stream that is not affected by changes in weather patterns.

While water sales are our primary source of revenues, we continue to seek growth opportunities to provide wastewater service in Delaware and the surrounding areas. We also continue to explore and develop relationships with developers and municipalities in order to increase revenues from contract water and wastewater operations, wastewater management services, design, construction and engineering services. We plan to continue developing and expanding our contract operations and other services in a manner that complements our growth in water service to new customers. Our anticipated growth in these areas is subject to changes in residential and commercial construction, which may be affected by interest rates, inflation and general housing and economic market conditions.  We anticipate continued growth in our non-regulated division due to our water and sewer Service Line Protection Plans.

Water Division

Overview

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers. Increases in the number of customers contribute to increases, or help to offset any intermittent decreases in our operating revenue. The Town of Middletown, which is one of our municipal customers and is located in southern New Castle County, Delaware, has more than tripled in population since 2001, and population growth in this area is expected to continue for some time as a result of ongoing and future residential, commercial and industrial construction. As population growth continues in Middletown and other areas in Delaware, we believe that the demand for water will increase, thereby contributing to an increase in our operating revenues. As of December 31, 2015, we had approximately 81,400 metered water customers in Delaware, an increase of approximately 800 compared to December 31, 2014. The number of metered water customers in Maryland totaled 2,300 as of December 31, 2015, which remained consistent with 2014. The number of metered water customers in Pennsylvania totaled 40, which remained consistent with 2014. For the year ended December 31, 2015, approximately 7.6 billion gallons of water were distributed in our Delaware systems and approximately 128 million gallons of water were distributed in our Maryland systems.

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

Artesian Utility has operated the WSLP Plan and the SSLP Plan since 2012. Artesian Resources initiated the WSLP Plan in March 2005. In November 2015, a third plan was added, the ISLP Plan.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit. Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources. The ISLP Plan was introduced in November 2015 to further enhance available coverage to include water and wastewater lines within the residence. As of December 31, 2015, approximately 19,300, or 25.1%, of our eligible water customers signed up for the WSLP Plan, approximately 14,700, or 19.1%, of our eligible customers signed up for the SSLP Plan and approximately 1,200 non-customer participants signed up for either the WSLP Plan or SSLP Plan. Approximately 800 customers signed up under the ISLP Plan in the first two months it was offered.

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

The general need for increased capital investment in our water and wastewater systems is due to a combination of population growth, more protective water quality standards and aging infrastructure. Our capital investment plan for the next three years includes projects for water treatment plant improvements and additions in both Delaware and Maryland and wastewater treatment plant improvements and additions in Delaware. Capital improvements are planned and budgeted to meet anticipated changes in regulations and needs for increased capacity related to projected growth. The Delaware Public Service Commission and Maryland Public Service Commission have generally recognized the operating and capital costs associated with these improvements in setting water and wastewater rates for current customers and capacity charges for new customers.

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

Our long-lived assets consist primarily of utility plant in service and regulatory assets. We review for impairment of our long-lived assets, including utility plant in service, in accordance with the requirements of FASB ASC Topic 360.  We review regulatory assets for the continued application of FASB ASC Topic 980. Our review determines whether there have been changes in circumstances or events that have occurred that require adjustments to the carrying value of these assets. Adjustments to the carrying value of these assets would be made in instances where changes in circumstances or events indicate the carrying value of the asset may not be recoverable.  The Company believes there are no impairments in the carrying amounts of its long-lived assets or regulatory assets at December 31, 2015.

Results of Operations

2015 Compared to 2014

Operating Revenues

Revenues totaled $77.0 million for the year ended December 31, 2015, $4.6 million, or 6.3%, above revenues for the year ended December 31, 2014 of $72.5 million. Water sales revenues increased $4.3 million, or 6.6%, for the year ended December 31, 2015 compared to 2014, primarily as a result of temporary rate increases that were placed into effect on June 10, 2014 and November 13, 2014. Pursuant to the order issued by the DEPSC on October 6, 2015, the permanent rate increase was less than the amounts collected under previously approved temporary increases in rates. The excess amounts collected resulted in refunds to customers in the amount of $878,000 including interest. The amount was refunded in October 2015. Since the final rate award was at a level not less than the amount previously reported as income, there was no material impact upon previously reported water sales revenue. The increase in water sales revenue is partially offset by a decrease in Distribution System Improvement Charge, or DSIC, revenue of approximately $0.3 million, as the DSIC was reset to zero upon the implementation of the first step of temporary rate increases on June 10, 2014. We realized 89.5% of our total operating revenue for the year ended December 31, 2015 from the sale of water as compared to 89.2% for the year ended December 31, 2014.

Other utility operating revenue increased approximately $46,000, or 1.3%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase is primarily due to an increase in wastewater rates that was fully implemented in September 2014 and an increase in the number of wastewater customers, partially offset by a decrease in operating subsidies due to developers satisfying their wastewater connection payments for all lots within certain communities.

Non-utility operating revenue increased approximately $248,000, or 6.0%, for the year ended December 31, 2015 compared to 2014. The increase is primarily due to an approximately $320,000 increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue. The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service or clogged sewer lines up to an annual limit. The increase in non-utility operating revenue is partially offset by a decrease in contract revenue, primarily due to a decrease in wastewater contract services.

Percentage of Operating Revenues
	2015	2014	2013
Water Sales
Residential	54.7%	53.6%	54.4%
Commercial	21.1	21.3	21.3
Industrial	0.1	0.1	0.1
Government and Other	13.8	14.2	13.7
Other utility operating revenues	4.7	5.0	4.7
Non-utility operating revenues	5.6	5.8	5.8
Total	100.0%	100.0%	100.0%

Residential

Residential water service revenues in 2015 amounted to $43.3 million, an increase of $4.5 million, or 11.5% above the $38.8 million recorded in 2014, primarily due to a result of temporary rate increases placed in effect on June 10, 2014 and November 13, 2014.  The volume of water sold to residential customers increased to 3,852 million gallons in 2015 compared to 3,702 million gallons in 2014, a 4.0% increase. The number of residential customers served increased by approximately 900, or 1.2%, in 2015.

Commercial

Water service revenues from commercial customers in 2015 increased by 7.9%, from $15.4 million in 2014 to $16.7 million in 2015, primarily due to temporary rate increases placed in effect on June 10, 2014 and November 13, 2014.  The volume of water sold to commercial customers decreased to 2,034 million gallons in 2015 compared to 2,120 million gallons sold in 2014, a decrease of 4.1%.

Industrial

Water service revenues from industrial customers decreased 4.4% from $104,000 in 2014 to $99,000 in 2015. The volume of water sold to industrial customers decreased to 11.0 million gallons in 2015 from 12.5 million gallons in 2014, a decrease of 11.6%.

Government and Other

Government and other water service revenues in 2015 increased by 6.6%, from $10.3 million in 2014 to $10.9 million in 2015, primarily due to temporary rate increases placed in effect on June 10, 2014 and November 13, 2014. The volume of water sold to government and other customers decreased to 810 million gallons in 2015 from 857 million gallons in 2014, a decrease of 5.4%.

Other Utility Operating Revenue

Other utility operating revenue, derived from contract operations, antenna leases on water tanks, finance/service charges and wastewater customer service revenues increased 1.3%, from $3.6 million in 2014 to $3.7 million in 2015. The increase is primarily due to an increase in revenue from wastewater customers, partially offset by a decrease in contract service revenue and repair and miscellaneous income.

Non-Utility Operating Revenue

Non-utility operating revenue, derived from non-regulated water and wastewater operations, increased 6.0%, from $4.1 million in 2014 to $4.4 million in 2015.  The increase is primarily due to an approximately $0.3 million increase in water and wastewater SLP Plans revenue. The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service or clogged sewer lines up to an annual limit. The increase in non-utility operating revenue is partially offset by a decrease in wastewater contract services.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $1.4 million, or 3.5%, from $41.4 million in 2014 to $42.8 million in 2015. The components of the change in operating expenses primarily include an increase in utility operating expenses of $1.3 million and an increase in non-utility operating expenses of $0.1 million.

The increase in utility operating expenses of $1.3 million, or 3.6%, in 2015 as compared to 2014, is primarily comprised of an increase in administration expenses, an increase in purchased power expense and an increase in payroll and employee benefit expenses.

Administration expenses increased $0.7 million, or 15.6%, primarily due to rate case expenses being amortized when the temporary rates were first put into effect, in addition to an increase in consulting fees related to an accounting software update, an increase in telephone expenses due to service upgrades, an increase in auditing expenses primarily due to the timing of services performed by the auditors this year compared to last, an increase in legal fees and an increase in employee recruitment expenses.

Payroll and employee benefit costs increased $0.5 million, or 2.8%, primarily as a result of an increase in wages and an increase in discretionary profit sharing of 1% over last year.

Purchased power expense increased $0.2 million, or 8.2%, primarily due to increased water pumpage and installation of a new ultra violet oxidation treatment facility.

Repair and maintenance costs decreased $0.2 million, or 5.0%, primarily due to decreased fuel costs related to lower gas prices.

Non-utility expenses increased approximately $0.1 million, or 5.1%, primarily the result of an increase in SLP Plan repairs. The increased repair costs are a result of increased SLP Plan participation.

Percentage of Operating and Maintenance Expenses
	2015	2014	2013
Payroll and Associated Expenses	50.4%	51.8%	49.8%
Administrative	22.0	19.4	21.7
Purchased Water	10.5	10.9	11.0
Repair and Maintenance	7.9	8.6	8.2
Water Treatment	3.2	3.4	3.5
Non-utility Operating	6.0	5.9	5.8

Total	100.0%	100.0%	100.0%

Property and other taxes increased by $0.1 million, or 1.9%, compared to the same period in 2014, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and an increase in utility plant subject to taxation. Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.

The ratio of operating expense, excluding depreciation and income taxes, to total operating revenues was 55.6% for the year ended December 31, 2015, compared to 57.1% for the year ended December 31, 2014.

Depreciation and amortization expense increased $0.2 million, or 1.9%, primarily due to continued investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense increased $1.4 million, primarily due to higher pre-tax income for the year ended December 31, 2015, compared to the year ended December 31, 2014.  Our total effective income tax rate, or ETR, for 2015 and 2014 was 40.8% and 40.1%, respectively.

Other Income, Net

Allowance for funds used during construction, or AFUDC, decreased $80,000 due to decreased long-term construction activity subject to AFUDC. Miscellaneous income decreased $52,000, primarily due to an increase in charitable contributions this year compared to last year.

Interest Charges

Interest expense decreased $0.4 million, primarily due to accrual of prejudgment interest expense in the year ended December 31, 2014, related to the litigation against Chester Water Authority in regard to the proper determination of the rate charged for water purchased under contract from Chester Water Authority.

Net Income

For the year ended December 31, 2015, our net income applicable to common stock increased $1.8 million compared to the same period a year ago. This increase in net income was primarily due to higher operating income margins in our water utility business, as a result of rate increases placed in effect during 2014, an increase in service line protection plan revenue and a decrease in interest expense. The decrease of $0.4 million in interest expense is primarily due to the accrual of interest expense in the third quarter of 2014 related to the litigation against Chester Water Authority in regard to the proper determination of the rate Chester Water Authority charged for water purchased under contract.

2014 Compared to 2013

Operating Revenues

Revenues totaled $72.5 million for the year ended December 31, 2014, $3.4 million, or 4.9%, above revenues for the year ended December 31, 2013 of $69.1 million. Water sales revenues increased $2.8 million, or 4.6%, for the year ended December 31, 2014 from the corresponding period in 2013, a result of temporary rate increases of 3.98% and 7.17%  placed into effect on June 10, 2014 and November 13, 2014 , respectively, as permitted under Delaware law, until permanent rates are determined by the DEPSC. A portion of the second step of temporary increases was held in reserve based on an estimated outcome. The increase in water sales revenue was partially offset by a decrease in the Distribution System Improvement Charge, or DSIC, revenue, as the DSIC was reset to zero upon the implementation of the first step of temporary rate increases. We realized 89.2% of our total operating revenue for the year ended December 31, 2014 from the sale of water as compared to 89.5% for the year ended December 31, 2013.

Other utility operating revenue increased approximately $395,000, or 12.1%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily due to an increase in service and finance charges and an increase in wastewater revenue. Wastewater revenue increased primarily due to an increase in rates that was fully implemented in 2014 and an increase in the number of wastewater customers.

Non-utility operating revenue increased approximately $176,000, or 4.4%, for the year ended December 31, 2014 compared to same period in 2013. The increase was primarily due to an approximately $334,000 increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue. The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service or clogged sewer lines up to an annual limit. The increase in non-utility operating revenue is partially offset by a decrease in contract revenue, primarily due to a decrease in wastewater contract services.

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

Non-Utility Operating Revenue

Non-utility operating revenue, derived from non-regulated water and wastewater operations, increased from $4.0 million in 2013 to $4.1 million in 2014.  The increase was primarily due to an approximately $0.3 million increase in water and wastewater SLP Plans revenue. The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service or clogged sewer lines up to an annual limit. The increase in non-utility operating revenue is partially offset by a decrease in Artesian Utility revenue, related to a decrease in wastewater contract services.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.6 million, or 1.5%, to $41.4 million in 2014.  The components of the change in operating expenses includes an increase in utility operating expenses of $0.4 million and an increase in property and other taxes of $0.2 million.

The increase in utility operating expenses of $0.4 million, or 1.2%, in 2014 as compared to 2013, was primarily comprised of an increase in payroll and employee benefit expenses, partially offset by a decrease in administration expenses.

Payroll and employee benefit costs increased $1.0 million, or 5.3%, primarily the result of an increase in wages and an increase in medical benefit premiums, partially offset by the reclassification of personnel costs to overhead for capital projects based on a review of job responsibilities.

Administration expenses decreased approximately $0.9 million, or 17.6%, of which $0.8 million is due to decreased legal costs associated with the litigation against Chester Water Authority in regard to the proper determination of the rate charged for water purchased under contract from the Chester Water Authority, which was partially offset by an increase in rate case expense of $0.2 million.

Non-utility expenses increased approximately $0.1 million, or 3.3%, primarily the result of an increase in SLP Plan repairs. The increased repair costs were a result of increased SLP Plan participation.

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

Other Income, Net

Miscellaneous income decreased $24,000, primarily due to a refund of assessment payments previously paid to the Delaware Public Service Commission, or DEPSC, received in 2013.  Each year public utility companies, like Artesian Water, are required to fund the DEPSC's operations by paying an assessment based on their estimated annual gross revenues.  After periodic review by the DEPSC, excess funds above those necessary to operate the DEPSC are refunded to the respective public utility company.  The amount refunded to Artesian in 2013 reflected an assessment that covers 2011.  There were no amounts refunded to Artesian in 2014.  Refunds from the DEPSC related to excess fund payments are not typical and we can make no assurances that refunds for excess payments will be issued in the future. The decrease in miscellaneous income was partially offset by an increase in the amount of the annual CoBank investment patronage distribution.

Interest Charges

Interest expense increased $0.3 million, due to accrual of prejudgment interest expense related with the litigation against Chester Water Authority in regard to the proper determination of the rate charged for water purchased under contract from Chester Water Authority, which is partially offset by a decrease in long-term debt outstanding.

Net Income

For the year ended December 31, 2014, our net income applicable to common stock increased $1.2 million compared to the same period a year ago.  This increase in net income was due to higher operating income margins  and decreased legal costs.  The increased water sales revenue was primarily due to temporary rate increases placed in effect on June 10, 2014, and November 13, 2014 in addition to an increase in overall water consumption. A portion of the second step of temporary increases was held in reserve based on an estimated outcome and was not reflected in net income. The decrease of $0.8 million in legal costs were primarily associated with the litigation against Chester Water Authority in regard to the proper determination of the rate charged for water purchased under contract.

Liquidity and Capital Resources

Overview

The Company's sources of liquidity for the year ended December 31, 2015 were $28.3 million provided by cash flow from operating activities, $5.8 million in net contributions and advances from developers and $3.0 million in net proceeds from the issuance of common stock. These funds were used to invest $20.7 million in capital expenditures, to pay dividends of approximately $7.8 million, and to repay $8.0 million of the Company's line of credit.

We depend on the availability of capital for expansion, construction and maintenance.  We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations.  We expect that our net investments in our utility plant and systems in 2016 will be approximately $21.3 million.  Our total obligations related to interest and principal payments on indebtedness, rental payments and water service interconnection agreements for 2016 are anticipated to be approximately $12.0 million.  We expect to fund our activities for the next year using our available cash balances, bank credit lines and projected cash generated from operations. We believe that internally generated funds along with existing credit facilities will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements.  However, since part of our business strategy is to expand through strategic acquisitions, we may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes.

Operating Activities

Our primary source of liquidity for the year ended December 31, 2015 was $28.3 million provided by cash flow from operating activities.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer. A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.  In addition, the Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.

Investment in Plant and Systems

The primary focus of Artesian's investment in 2015 was to continue to provide high quality reliable service to our growing service territory.  We invested $20.7 million in capital expenditures during 2015 compared to $23.7 million invested during the same period in 2014. During 2015, we invested $4.4 million to enhance or improve existing treatment facilities and sources of supply and for the rehabilitation of pumping equipment to better serve our customers.  We invested $1.9 million to upgrade and automate our meter reading equipment.  We invested approximately $6.0 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities. We invested approximately $0.9 million in mandatory utility plant expenditures due to governmental highway projects which require the relocation of water service mains in addition to facility improvements and upgrades.  Developers financed $3.8 million for the installation of water mains and hydrants in 2015 compared to $2.8 million in 2014.  We invested $2.6 million for equipment purchases, computer hardware and software upgrades, and furniture and equipment related to renovations made to our main office building located in New Castle County, Delaware. The investment in general plant also includes an investment of $1.3 million to upgrade our financial software. An additional $1.1 million was invested in wastewater projects in Delaware.

The following chart summarizes our investment in plant and systems over the past three fiscal years.

In thousands	2015	2014	2013

Source of supply	$584	$945	$885
Treatment and pumping	3,808	6,914	1,857
Transmission and distribution	8,854	10,220	9,016
General plant and equipment	2,670	2,622	4,253
Developer financed utility plant	3,849	2,784	4,292
Wastewater facilities	1,092	457	1,094
Allowance for Funds Used During Construction, AFUDC	(163)	(212)	(209)

Total	$20,694	$23,730	$21,188

Of the $25.7 million we expect to invest in 2016, approximately $9.9 million will be invested in transmission and distribution facilities, including the replacement of facilities, and the extension of facilities to address service needs in growth areas of our service territory.  Approximately $5.0 million will be invested in the relocations of facilities as a result of government mandates and renewals associated with the rehabilitation of aging infrastructure.  Approximately $4.2 million will be invested for new treatment facilities, facility upgrades, equipment and wells throughout Delaware and Maryland to identify, develop, treat and protect sources of water supply to assure uninterrupted service to our customers.  In addition, we will refund $1.1 million to customers, real estate developers and builders related to previous advances for construction they provided to Artesian in order to extend water service to their properties.

We also plan to invest $3.7 million in general plant, which includes new corporate automation, building renovations and transportation and equipment upgrades.  Additionally, $1.8 million will be invested in Artesian Wastewater for ongoing construction of wastewater plants.  Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.   The company's investment for 2016 is expected to be offset by developer contributions and advances of $4.4 million for a net investment of $21.3 in 2016.

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

Lines of Credit

At December 31, 2015, Artesian Resources had a $40 million line of credit with Citizens Bank of Pennsylvania, or Citizens, which is available to all subsidiaries of Artesian Resources. As of December 31, 2015, there was $36.5 million of available funds under this line of credit. The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%. This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time. The term of this line of credit expires on the earlier of May 27, 2016 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At December 31, 2015, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland. As of December 31, 2015, there was $13.0 million of available funds under this line of credit. The interest rate for borrowings under this line is LIBOR plus 1.50%. CoBank may make an annual patronage refund, which has been equal to 1.00% of the average line of credit and loan volume outstanding by Artesian during each of the years ended December 31, 2015, December 31, 2014, and December 31, 2013. The patronage refunds, associated with all debt with CoBank, earned by Artesian for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 were $689,000, $682,000 and $629,000, respectively. The term of this line of credit expires on April 12, 2016. The Company expects to renew this line of credit.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$10,487	$	-----	$	-----	$	-----

Long-Term Debt

Artesian Water's trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66⅔% of total capitalization. Our debt to total capitalization, including the short-term portion thereof, was 44.2% at December 31, 2015.  In addition, our revolving line of credit with CoBank contains customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets, change our business or incur additional indebtedness.  In addition, this line of credit requires us to abide by certain financial covenants and ratios.  As of December 31, 2015, we were in compliance with these covenants.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$6,670	$36,630	$29,718	$79,359	$152,377
State revolving fund loans (principal and interest)	1,002	2,005	2,005	5,977	10,989
Operating leases	75	109	115	1,476	1,775
Unconditional purchase obligations	3,829	7,638	7,648	3,819	22,934
Tank painting contractual obligation	268	22	-	-	290
Total contractual cash obligations	$11,844	$46,404	$39,486	$90,631	$188,365

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

On September 15, 2015, Artesian Water entered into a Letter Agreement with CoBank confirming the forward setting of a fixed interest rate under the Bond Purchase Agreement, dated December 1, 2008, relating to the issue and sale by the Company to CoBank of a $15 million principal amount First Mortgage Bond, Series S, or the Bond. The Bond carries an annual interest rate of 6.73% through March 1, 2016. The terms of the Bond Purchase Agreement state that Artesian Water may request that after March 1, 2016 the annual interest rate be fixed by CoBank in its sole and absolute discretion for a period through December 31, 2033, or the Maturity Date or for such shorter periods as mutually agreed by the Company and CoBank. The Letter Agreement sets the fixed annual interest rate, to be effective March 1, 2016 through the Maturity Date, at 4.45%. The Bond is subject to redemption in a principal amount equal to $150,000 plus interest per calendar quarter, payable on the first business day of March, June, September and December each year. The principal amount of the Bond at March 1, 2016 will be $10,650,000.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2043, and interest rates ranging from 4.75% to 8.17%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt's maturity. In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at December 31, 2015 were approximately $10.5 million. An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line.  We are also exposed to market risk associated with changes in commodity prices. Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers. We have also sought to mitigate future significant electric price increases by signing a multi-year supply contract, at a fixed price.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	December 31, 2015	December 31, 2014
Utility plant, at original cost less accumulated depreciation	$405,606	$393,793
Current assets
Cash and cash equivalents	209	243
Accounts receivable (less allowance for doubtful accounts 2015 - $277; 2014-$250)	6,350	5,065
Income tax receivable	1,428	3,068
Unbilled operating revenues	1,535	3,314
Materials and supplies	1,713	1,890
Prepaid property taxes	1,591	1,401
Prepaid expenses and other	1,618	1,667
Total current assets	14,444	16,648
Other assets
Non-utility property (less accumulated depreciation 2015-$535; 2014-$468)	3,956	4,030
Other deferred assets	5,191	5,181
Total other assets	9,147	9,211
Regulatory assets, net	2,429	2,561
	$431,626	$422,213

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$9,058	$8,912
Preferred stock	—	—
Additional paid-in capital	95,631	92,545
Retained earnings	27,642	24,148
Total stockholders' equity	132,331	125,605
Long-term debt, net of current portion	103,647	104,954
	235,978	230,559
Current liabilities
Lines of credit	10,487	18,491
Current portion of long-term debt	1,289	1,245
Accounts payable	4,914	3,783
Accrued expenses	1,254	1,513
Overdraft payable	546	141
Deferred income taxes	815	812
Accrued interest	1,032	1,428
Customer deposits	704	713
Other	2,177	2,066
Total current liabilities	$23,218	$30,192

Commitments and contingencies (Note 10)	—	—

Deferred credits and other liabilities
Net advances for construction	$8,752	$10,228
Postretirement benefit obligation	230	268
Utility plant retirement cost obligation	883	913
Deferred investment tax credits	562	581
Deferred income taxes	62,156	57,043
Total deferred credits and other liabilities	$72,583	$69,033

Net contributions in aid of construction	99,847	92,429
	$431,626	$422,213

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts

	For the Year Ended December 31,
	2015	2014	2013

Operating revenues
Water sales	$68,932	$64,667	$61,846
Other utility operating revenue	3,694	3,648	3,253
Non-utility operating revenue	4,398	4,150	3,974
	77,024	72,465	69,073
Operating expenses
Utility operating expenses	36,148	34,893	34,509
Non-utility operating expenses	2,305	2,193	2,121
Depreciation and amortization	8,837	8,673	8,251
Taxes
State and federal income taxes
Current	2,667	(900)	1,725
Deferred	5,117	7,275	3,863
Property and other taxes	4,368	4,285	4,120
	59,442	56,419	54,589

Operating income	17,582	16,046	14,484

Other income, net
Allowance for funds used during construction (AFUDC)	249	329	324
Miscellaneous	472	524	548
	721	853	872

Income before interest charges	18,303	16,899	15,356

Interest charges	6,998	7,393	7,055

Net income applicable to common stock	$11,305	$9,506	$8,301

Income per common share:
Basic	$1.26	$1.07	$0.95
Diluted	$1.26	$1.07	$0.94

Weighted average common shares outstanding:
Basic	8,960	8,884	8,774
Diluted	9,005	8,926	8,836

Cash dividends per share of common stock	$0.8733	$0.8477	$0.8229

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	For the Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,305	$9,506	$8,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,837	8,673	8,251
Deferred income taxes, net	5,097	7,255	3,843
Stock compensation	183	135	123
AFUDC, equity portion	(163)	(212)	(208)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(867)	147	457
Income tax receivable	1,640	(2,613)	(334)
Unbilled operating revenues	1,779	(305)	(12)
Materials and supplies	177	(405)	(132)
Prepaid property taxes	(190)	90	(163)
Prepaid expenses and other	49	(390)	59
Other deferred assets	(167)	(172)	(139)
Regulatory assets	65	(307)	50
Accounts payable	1,131	(357)	641
Accrued expenses	(259)	(2,197)	280
Accrued interest	(396)	374	(11)
Customer deposits and other, net	102	(832)	81
Postretirement benefit obligation	(38)	(41)	(65)
NET CASH PROVIDED BY OPERATING ACTIVITIES	28,285	18,349	21,022

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(20,694)	(23,730)	(21,188)
Proceeds from sale of assets	48	35	33
NET CASH USED IN INVESTING ACTIVITIES	(20,646)	(23,695)	(21,155)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under lines of credit agreements	(8,004)	8,159	(385)
Increase (decrease) in overdraft payable	405	(605)	(4)
Net advances and contributions in aid of construction	5,829	3,808	5,701
Change in deferred debt issuance costs	122	120	120
Net proceeds from issuance of common stock	3,049	1,651	2,439
Dividends paid	(7,811)	(7,523)	(7,207)
Issuance of long-term debt	—	689	385
Principal repayments of long-term debt	(1,263)	(1,132)	(1,111)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(7,673)	5,167	(62)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(34)	(179)	(195)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	243	422	617

CASH AND CASH EQUIVALENTS AT END OF YEAR	$209	$243	$422

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions	$1,451	$1,491	$948
Contractual amounts of contributions in aid of construction due from developers included in accounts receivable	$796	$456	$349
Contractual amounts of contributions in aid of construction received from developers previously included in accounts receivable	$377	$361	$505

Supplemental Disclosures of Cash Flow Information:
Interest paid	$7,394	$7,019	$7,066
Income taxes paid	$2,608	$1,615	$2,014

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
In thousands

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2012	7,828	882	$7,828	$882	$88,399	$21,071	$118,180

Net income	—	—	—	—	—	8,301	8,301
Cash dividends declared
Common stock	—	—	—	—	—	(7,207)	(7,207)
Issuance of common stock
Dividend reinvestment plan	27	—	27	—	572	—	599
Employee stock options and awards(4)	68	—	68	—	1,340	—	1,408
Employee Retirement Plan(3)	25	—	25	—	530	—	555
Balance as of December 31, 2013	7,948	882	$7,948	$882	$90,841	$22,165	$121,836

Net income	—	—	—	—	—	9,506	9,506
Cash dividends declared
Common stock	—	—	—	—	—	(7,523)	(7,523)
Issuance of common stock
Dividend reinvestment plan	21	—	21	—	438	—	459
Employee stock options and awards(4)	44	—	44	—	920	—	964
Employee Retirement Plan(3)	17	—	17	—	346	—	363
Balance as of December 31, 2014	8,030	882	$8,030	$882	$92,545	$24,148	$125,605

Net income	—	—	—	—	—	11,305	11,305
Cash dividends declared
Common stock	—	—	—	—	—	(7,811)	(7,811)
Issuance of common stock
Dividend reinvestment plan	18	—	18	—	366	—	384
Employee stock options and awards(4)	111	—	111	—	2,419	—	2,530
Employee Retirement Plan(3)	17	—	17	—	301	—	318
Balance as of December 31, 2015	8,176	882	$8,176	$882	$95,631	$27,642	$132,331

(1)	At December 31, 2015, 2014, and 2013, Class A Common Stock had 15,000,000 shares authorized. For the same periods, shares issued, inclusive of treasury shares, were 8,205,190, 8,059,654 and 7,977,546, respectively.
(2)	At December 31, 2015, 2014, and 2013, Class B Common Stock had 1,040,000 shares authorized and 882,000 shares issued.
(3)	Artesian Resources Corporation registered 500,000 shares of Class A Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
(4)	Under the Equity Compensation Plan, effective December 9, 2015 Artesian Resources Corporation authorized up to 331,500 shares of Class A Common Stock for issuance of grants in forms of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the Plan.

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

Utility Subsidiary Accounting

The accounting records of Artesian Water Company, Inc., or Artesian Water, and Artesian Wastewater Management, Inc., or Artesian Wastewater, are maintained in accordance with the uniform system of accounts as prescribed by the Delaware Public Service Commission, or the DEPSC.  The accounting records of Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, are maintained in accordance with the uniform system of accounts as prescribed by the Pennsylvania Public Utility Commission, or the PAPUC.  The accounting records of Artesian Water Maryland, Inc., or Artesian Water Maryland, and Artesian Wastewater Maryland, Inc., or Artesian Wastewater Maryland, are maintained in accordance with the uniform system of accounts as prescribed by the Maryland Public Service Commission, or the MDPSC.  All five subsidiaries follow the provisions of FASB ASC Topic 980, which provides guidance for companies in regulated industries. These regulated subsidiaries account for the majority of our operating revenue. The operating revenues of our non-regulated division are presented in the Consolidated Statements of Operations.

Utility Plant

Utility plant is stated at original cost.  Cost includes direct labor, materials, AFUDC (see description below) and indirect charges for such capitalized items as transportation, supervision, pension, medical, and other fringe benefits related to employees engaged in construction activities. When depreciable units of utility plant are retired, any cost associated with retirement, less any salvage value or proceeds received, is charged to the regulated retirement liability.  Maintenance, repairs, and replacement of minor items of plant are charged to expense as incurred.

In accordance with a rate order issued by the DEPSC, Artesian Water accrues an Allowance for Funds Used During Construction, or AFUDC. AFUDC, which represents the cost of funds devoted to construction projects through the date the project is placed in service, is capitalized as part of construction work in progress. The rate used for the AFUDC calculation is based on Artesian Water's weighted average cost of debt and the rate of return on equity authorized by the DEPSC. The rate used to capitalize AFUDC in 2015, 2014, and 2013 was 8.1%, 8.2%, and 8.2% respectively.

Utility plant comprises:
In thousands
		December 31,
	Estimated Useful Life (In Years)	2015	2014
Utility plant at original cost
Utility plant in service-Water
Intangible plant	—	$140	$140
Source of supply plant	45-85	19,313	19,029
Pumping and water treatment plant	8-62	77,221	73,432
Transmission and distribution plant
Mains	81	224,104	216,174
Services	39	36,060	34,708
Storage tanks	76	23,992	23,943
Meters	26	24,150	22,460
Hydrants	60	12,037	11,540
General plant	3-31	52,434	52,081

Utility plant in service-Wastewater
Treatment and disposal plant	35-62	14,012	12,815
Collection mains & lift stations	81	7,833	6,900
General plant	3-31	906	883

Property held for future use	—	14,345	14,440
Construction work in progress	—	3,809	3,180
		510,356	491,725
Less – accumulated depreciation		104,750	97,932
		$405,606	$393,793

Depreciation and Amortization

For financial reporting purposes, depreciation is recorded using the straight-line method at rates based on estimated economic useful lives, which range from 3 to 85 years. Composite depreciation rates for water utility plant were 2.30% for 2015, 2014 and 2013. In a rate order issued by the DEPSC, the Company was directed effective January 1, 1998 to begin using revised depreciation rates for utility plant. In rate orders issued by the DEPSC, Artesian Water was directed, effective May 28, 1991 and August 25, 1992, to offset depreciation recorded on utility plant by depreciation on utility property funded by Contributions in Aid of Construction, or CIAC, and Advances for Construction, or Advances, respectively.  This reduction in depreciation expense is also applied to outstanding CIAC and Advances.  Other deferred assets are amortized using the straight-line method over applicable lives, which range from 2 to 40 years.

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

Regulatory Assets

FASB ASC Topic 980 stipulates generally accepted accounting principles for companies whose rates are established or subject to approvals by a third-party regulatory agency. Certain expenses are recoverable through rates charged to our customers, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the Delaware Public Service Commission, or DEPSC, the Maryland Public Service Commission, or MDPSC, and the Pennsylvania Public Utility Commission, or PAPUC.  Depreciation and salary study expenses are amortized on a straight-line basis over a period of five years. All other expenses related to Delaware rate proceedings and applications to increase rates are amortized on a straight-line basis over a period of two or two and a half years. Other expenses related to Maryland rate proceedings and applications to increase rates are amortized on a straight line basis over a period of five years or until the next rate increase application. The postretirement benefit obligation is the recognition of an offsetting regulatory asset as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees when they render the services necessary to earn the benefits. The deferred income taxes will be amortized over future years as the tax effects of temporary differences that previously flowed through to our customers are reversed. Goodwill was recognized as a result of the acquisition of Mountain Hill in August 2008 and is currently being amortized on a straight-line basis over a period of fifty years. Deferred acquisition and franchise costs are the result of due diligence costs related to the December 2011 purchase of water assets in Cecil County, Maryland and the November 2010 purchase of the Port Deposit, Maryland water assets. Amortization of these deferred acquisition costs began once the acquired assets were placed into service. The amortization of the Port Deposit acquisition began in November 2010 and the amortization of the Cecil County acquisition began in December 2011. These acquisition costs will be amortized over a period of twenty years, while the franchise costs will be amortized over a period of eighty years.

Regulatory assets at December 31, net of amortization, comprise:

In thousands	2015	2014

Postretirement benefit obligation	$329	$384
Deferred income taxes	446	461
Goodwill	318	325
Deferred acquisition and franchise costs	720	756
Expense of rate and regulatory proceedings	616	635
Regulatory assets, net	$2,429	$2,561

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

Other deferred assets at December 31, net of amortization, comprise:

In thousands	2015	2014

Debt issuance cost	$1,747	$1,869
Investment in CoBank	3,023	2,851
Other	421	461
	$5,191	$5,181

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

The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known. The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense. The Company remains subject to examination by federal and state authorities for tax years 2012 through 2015 and is currently under federal audit by the Internal Revenue Service for the tax years 2012, 2013 and 2014.

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

Stock Compensation Plans

On December 9, 2015, the Company's stockholders approved the 2015 Equity Compensation Plan, or the 2015 Plan. The 2015 Plan replaced the 2005 Equity Compensation Plan, or the 2005 Plan, which expired on May 24, 2015. The 2015 Plan authorizes an aggregate number of shares of our Class A common stock that may be issued or transferred under the Plan equal to the sum of:  331,500 shares, plus the number of shares of Class A common stock subject to outstanding grants under the 2005 Plan as of December 9, 2015 that terminate, expire or are cancelled, forfeited, exchanged or surrendered without having been exercised, vested or paid under the 2005 Plan. The Company accounts for stock options issued after January 1, 2006 under FASB ASC Topic 718. Compensation costs for awards and options were $183,000, $135,000 and $123,000 in 2015, 2014 and 2013, respectively. Cost for options were determined based on the fair value at the grant dates and those costs were charged to income over the service period associated with the option grants. The $123,000 in 2013 was the amount amortized for stock options awarded in 2013 and 2012.  The $135,000 in 2014 was the amount amortized for stock options awarded in 2014 and 2013. The $183,000 in 2015 was comprised of amortization for stock options awarded in 2014 and $137,000 was associated with stock awards granted in December 2015.

There was no stock compensation cost capitalized as part of an asset.

Stock Options

The fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants issued in 2014 and 2013 under the 2005 Equity Compensation Plan (See Note 8 "Stock Compensation Plans"). No options were granted in 2015.

	2014	2013
Expected Dividend Yield	3.88%	3.63%
Expected Stock Price Volatility	26.50%	26.16%
Weighted Average Risk Free Interest Rate	2.24%	1.68%
Weighted Average Expected Life of Options (in years)	7.52	9.41

The expected dividend yield was based on a 12 month rolling average of the Company's current dividend yield. The expected volatility is the standard deviation of the change in the natural logarithm of the stock price (expressed as an annual rate) for the expected term shown above. The expected term was based on historic exercise patterns for similar grants. The risk free interest rate is the 10-year Treasury Constant Maturity rate as of the dates of the 2013 grants. The risk free interest rate for the 2014 options is the weighted average of the 7-year and 10-year US Treasury Yield rates.

Shares of Class A Stock have been reserved for future issuance under the 2015 Equity Compensation Plan.

Stock Awards

On December 18, 2015 5,000 shares of Class A common stock were issued as fully vested unrestricted stock awards. The fair market value per share was $27.38, the closing price of the Class A common stock as recorded on the Nasdaq Global market on December 18, 2015. A total of $137,000 was recorded as compensation cost for the stock awards granted in December 2015.

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

Other utility operating revenue includes wastewater service revenue derived from monthly fixed fees billed to customers, and is recognized on an accrual basis.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amounts. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in our existing accounts receivable. The Company reviews the allowance for doubtful accounts on a quarterly basis. Account balances are written off against the allowance when it is probable the receivable will not be recovered. The allowance for doubtful accounts was $0.3 million and $0.3 million at December 31, 2015 and December 31, 2014 respectively.  The corresponding expense for the year ended December 31, 2015 and 2014 was $0.2 million and $0.2 million, respectively. The following table summarizes the changes in the Company's accounts receivable balance:

	December 31,
In thousands	2015	2014	2013

Customer accounts receivable – water	$5,017	$4,020	$3,902
Contractual amounts due from developers and other	1,610	1,295	1,434
	6,627	5,315	5,336
Less allowance for doubtful accounts	277	250	221
Net accounts receivable	$6,350	$5,065	$5,115

The activities in the allowance for doubtful accounts are as follows:

	December 31,
In thousands	2015	2014	2013

Beginning balance	$250	$221	$241
Allowance adjustments	205	194	180
Recoveries	53	64	115
Write off of uncollectible accounts	(231)	(229)	(315)
Ending balance	$277	$250	$221

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

Long-term Financial Liabilities

All of Artesian Resources' outstanding long-term debt as of December 31, 2015 and December 31, 2014 was fixed-rate. The fair value of the Company's long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements. The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates. The carrying amount and fair value of Artesian Resources' long-term debt are shown below:

In thousands	December 31,
	2015	2014
Carrying amount	$104,936	$106,199
Estimated fair value	120,243	129,243

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

As of December 31, 2015, Artesian Resources had fully utilized all of its federal net operating loss carrybacks and carry-forwards. As of December 31, 2015, Artesian Resources has separate company state net operating loss carry-forwards aggregating approximately $12.0 million, which will expire if unused between 2019 and 2036. Artesian Resources has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of the state net operating loss carry-forwards. Management believes it is more likely than not that the Company will realize the majority of the benefits of these net deferred tax assets. Artesian Resources has recorded a valuation allowance of approximately $65,000 and $182,000 in 2014 and 2015, respectively to reflect the estimated amount of deferred tax assets that may not be realized before expiration.

At December 31, 2015, for federal income tax purposes, there were alternative minimum tax credit carry-forwards aggregating $4.0 million resulting from the payment of alternative minimum tax in prior years.  These alternative minimum tax credit carry-forwards may be carried forward indefinitely to offset future regular federal income taxes. The Company remains subject to examination by federal and state authorities for tax years 2012 through 2015 and is currently under federal audit by the Internal Revenue Service for the tax years 2012, 2013 and 2014.

Components of Income Tax Expense
In thousands	For the Year Ended December 31,
State income taxes	2015	2014	2013
Current	$499	$173	$526
Deferred	1,299	1,231	706
Total state income tax expense	$1,798	$1,404	$1,232

	For the Year Ended December 31,
Federal income taxes	2015	2014	2013
Current	$2,168	$(1,073)	$1,199
Deferred	3,818	6,044	3,157
Total federal income tax expense	$5,986	$4,971	$4,356

Reconciliation of effective tax rate:
	For the Year Ended December 31,
In thousands	2015	2015	2014	2014	2013	2013
	Amount	Percent	Amount	Percent	Amount	Percent
Reconciliation of effective tax rate
Income before federal and state income taxes	$19,088	100.0%	$15,881	100.0%	$13,890	100.0%

Amount computed at statutory rate	6,490	34.0%	5,400	34.0%	4,722	34.0%
Reconciling items
State income tax-net of federal tax benefit	1,214	6.4%	918	5.8%	804	5.8%
Other	80	0.4%	57	0.3%	62	0.4%
Total income tax expense and effective rate	$7,784	40.8%	$6,375	40.1%	$5,588	40.2%

Deferred income taxes at December 31, 2015, 2014, and 2013 were comprised of the following:

	For the Year Ended December 31,
In thousands	2015	2014	2013

Deferred tax assets related to:
Federal alternative minimum tax credit carry-forwards	$3,971	$5,459	$4,643
Federal and state operating loss carry-forwards	675	1,045	544
Bad debt allowance	110	99	88
Valuation allowance	(182)	(65)	(61)
Stock options	415	397	343
Other	291	269	264
Total deferred tax assets	$5,280	$7,204	$5,821

Deferred tax liabilities related to:
Property plant and equipment basis differences	$(66,508)	$(63,427)	$(55,066)
Uncertain tax position	(247)	(179)	—
Expenses of rate proceedings	(213)	(214)	(86)
Property taxes	(527)	(505)	(592)
Other	(756)	(734)	(657)
Total deferred tax liabilities	$(68,251)	$(65,059)	$(56,401)

Net deferred tax liability	$(62,971)	$(57,855)	$(50,580)

Deferred taxes, which are classified into a net current and non-current balance, are presented in the balance sheet as follows:
Current deferred tax liability	$(815)	$(812)	$(838)
Non-current deferred tax liability	(62,156)	(57,043)	(49,742)
Net deferred tax liability	$(62,971)	$(57,855)	$(50,580)

Schedule of Valuation Allowance
	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
In thousands

Classification
For the Year Ended December 31, 2015 Valuation allowance for deferred tax assets	$65	$117	—	$182
For the Year Ended December 31, 2014 Valuation allowance for deferred tax assets	$61	$4	—	$65
For the Year Ended December 31, 2013 Valuation allowance for deferred tax assets	$57	$4	—	$61

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes. In 2014, the Company changed its tax method of accounting for qualifying utility system repairs effective with the tax year ended December 31, 2014 and for prior tax years. The tax accounting method was changed to permit the expensing of qualifying utility asset improvement costs that were previously being capitalized and depreciated for book and tax purposes. The Company will recognize a tax deduction on its 2015 Federal tax return when filed of $1.4 million for qualifying capital expenditures made during the year.

The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known. The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense. The Company has accrued approximately $17,000 in penalties and interest for the year.

The following table provides the changes in the Company's unrecognized tax benefits:		For the years ended December 31,
In thousands		2015	2014
Balance at beginning of year		$179	$—
Additions based on tax positions related to the current year		51	179
Additions based on tax positions related to prior years		17	—
Reductions for tax positions of prior years		—	—
Settlements		—	—
Lapses in Statutes of Limitations		—	—
Balance at end of year	S	247	$179

NOTE 4

PREFERRED STOCK

As of December 31, 2015 and 2014, Artesian Resources had no preferred stock outstanding.  Artesian Resources has 100,000 shares of $1.00 par value Series Preferred stock authorized but unissued.

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

Under Artesian Resources' dividend reinvestment plan, which allows for reinvestment of cash dividends and optional cash payments, stockholders were issued 17,500, 21,000 and 26,800 shares at fair market value for the investment of $384,000, $459,000, and $599,000 of their monies in the years 2015, 2014, and 2013, respectively.

NOTE 6

DEBT

At December 31, 2015, Artesian Resources had a $40 million line of credit with Citizens Bank of Pennsylvania, or Citizens, which is available to all subsidiaries of Artesian Resources. As of December 31, 2015, there was $36.5 million of available funds under this line of credit. The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%. This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time. The term of this line of credit expires on the earlier of May 27, 2016 or any date on which Citizens demands payment.

At December 31, 2015, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10.0 million of this line available for the operations of Artesian Water Maryland. As of December 31, 2015, there was $13.0 million of available funds under this line of credit. The interest rate for borrowings under this line is LIBOR plus 1.50%.  CoBank may make an annual patronage refund, which has been equal to 1.00% of the average loan volume outstanding by Artesian during each of the years ended December 31 2015, December 31, 2014 and December 31, 2013. The patronage refunds, associated with all debt at CoBank, earned by Artesian for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 were $689,000, $682,000 and $629,000, respectively. The term of this line of credit expires on April 12, 2016.

Pursuant to the Order issued on September 30, 2014 by the United States District Court for the Eastern District of Pennsylvania regarding the complaint filed on December 22, 2010 by Artesian Water against Chester Water Authority, or CWA, Artesian Water was required to pay CWA amounts withheld related to CWA rate increases from 2008, 2009, and 2010 totaling approximately $3.1 million and $0.4 million in prejudgment and post judgment interest. Artesian Water financed the $3.1 million and $0.4 million accrued interest payment using the existing lines of credit noted above. The $3.1 million withheld was paid by Artesian Water to CWA in October 2014 and $0.4 million in prejudgment and post judgment interest was paid in January 2015.

The weighted average interest rate on the lines of credit above paid by the Company was 1.38% for the year ended December 31, 2015. These lines of credit, as well as both the long-term debt and the state revolving fund loans shown below, require us to abide by certain financial covenants and ratios. As of December 31, 2015, we were in compliance with these covenants.

Long-term debt consists of:

	December 31,
In thousands	2015	2014
First mortgage bonds

Series O, 8.17%, due December 29, 2020	$20,000	$20,000
Series P, 6.58%, due January 31, 2018	25,000	25,000
Series Q, 4.75%, due December 1, 2043	15,400	15,400
Series R, 5.96%, due December 31, 2028	25,000	25,000
Series S, 6.73%, due December 31, 2033	10,800	11,400
	96,200	96,800

State revolving fund loans

4.48%, due August 1, 2021	1,711	1,954
3.57%, due September 1, 2023	719	796
3.64%, due May 1, 2025	1,255	1,364
3.41%, due February 1, 2031	2,576	2,700
3.40%, due July 1, 2032	2,475	2,585
	8,736	9,399

Sub-total	104,936	106,199

Less: current maturities (principal amount)	1,289	1,245

Total long-term debt	$103,647	$104,954

Payments of principal amounts due during the next five years and thereafter:

In thousands	2016	2017	2018	2019	2020	Thereafter
First Mortgage bonds	$600	$600	$25,600	$600	$20,600	$48,200
State revolving fund loans	689	714	742	771	801	5,019
Total payments	$1,289	$1,314	$26,342	$1,371	$21,401	$53,219

NOTE 7

NON-UTILITY OPERATING REVENUE AND EXPENSES

Non-utility operating revenue consisted of $4.4 million, $4.1 million, and $3.9 million recognized by Artesian Utility in 2015, 2014 and 2013, respectively. Artesian Utility operates the water and wastewater Service Line Protection Plans, or SLP Plans. The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service or clogged sewer lines up to an annual limit.

Non-utility operating expenses are as follows:

In thousands	2015	2014	2013

Artesian Utility	$2,260	$2,147	$2,052
Artesian Development	45	46	40
Artesian Resources	—	—	—
Artesian Consulting Engineers	—	—	29
Total	$2,305	$2,193	$2,121

NOTE 8

STOCK COMPENSATION PLANS

On December 9, 2015, the Company's stockholders approved the 2015 Equity Compensation Plan, or the 2015 Plan, which replaced the 2005 Equity Compensation Plan, or the 2005 Plan, that expired on May 24, 2015. The 2015 Plan provides that grants may be in any of the following forms: incentive stock options, nonqualified stock options, stock units, stock awards, dividend equivalents and other stock-based awards. The 2015 Plan is administered and interpreted by the Compensation Committee of the Board of Directors, or the Committee.  The Committee has the authority to determine the individuals to whom grants will be made under the 2015 Plan, determine the type, size and terms of the grants, determine the time when grants will be made and the duration of any applicable exercise or restriction period (subject to the limitations of the 2015 Plan) and deal with any other matters arising under the 2015 Plan. The Committee presently consists of three directors, each of whom is a non-employee director of the Company. All of the employees of the Company and its subsidiaries are eligible for grants under the 2015 Plan. Non-employee directors of the Company are also eligible to receive grants under the 2015 Plan.

The following summary reflects changes in the shares of Class A Stock under option:

	2015 Shares	2015 Weighted Average Exercise Price	2014 Shares	2014 Weighted Average Exercise Price	2013 Shares	2013 Weighted Average Exercise Price
Plan options
Outstanding at beginning of year	376,250	$19.52	387,000	$18.96	421,500	$18.30
Granted	—	—	33,750	21.86	33,750	22.66
Exercised	(106,250)	19.97	(44,500)	16.45	(68,250)	16.68
Expired	—	—	—	—	—	—
Outstanding at end of year	270,000	$19.34	376,250	$19.52	387,000	$18.96

Options exercisable at year end	270,000	$19.34	342,500	$19.29	353,250	$18.61

The fair value per share of options granted during 2014 and 2013 were $3.95 and $4.04, respectively, as estimated using the Black-Scholes Merton option pricing model. The total intrinsic value of options exercised during 2015, 2014 and 2013 were $379,000, $247,000 and $367,000, respectively. During 2015, we received $2.1 million in cash from the exercise of options, with a $379,000 tax benefit realized for those options.

The following tables summarize information about employee and director stock options outstanding at December 31, 2015:

Options Outstanding
Range of Exercise Price	Shares Outstanding at December 31, 2015	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$15.26 - $19.04	135,000	4.12 Years	$17.83	$1,332,788
$19.05 - $22.66	135,000	5.56 Years	$20.87	$923,096

Options Exercisable
Range of Exercise Price	Shares Exercisable at December 31, 2015	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$15.26 - $19.04	135,000	4.12 Years	$17.83	$1,332,788
$19.05 - $22.66	135,000	5.56 Years	$20.86	$923,096

As of December 31, 2015, there was no unrecognized expense related to non-vested option shares granted under the Plan.

On December 18, 2015, 5,000 shares of stock awards were granted. The awards were fully vested and unrestricted. The awards were valued at the fair market value on the date of the award (last reported sale price on the date of award) or $27.38 per share.

NOTE 9

EMPLOYEE BENEFIT PLANS
401(k) Plan

Artesian Resources has a defined contribution 401(k) Salary Deduction Plan, or the 401(k) Plan, which covers substantially all employees.  Under the terms of the 401(k) Plan, Artesian Resources contributed 2% of eligible salaries and wages and matched employee contributions up to 6% of gross pay at a rate of 50%.  Artesian Resources may, at its option, make additional contributions of up to 3% of eligible salaries and wages. In 2015, an additional 1% of eligible salaries and wages was contributed under 401(k) Plan. No such additional contributions were made in 2014 and 2013. The 401(k) Plan expenses, which include Company contributions and administrative fees, for the years 2015, 2014 and 2013, were approximately $1.0 million, $808,000, and $768,000, respectively.

Supplemental Pension Plan

Effective October 1, 1994, Artesian Water established a Supplemental Pension Plan, or the Supplemental Plan, to provide additional retirement benefits to full-time employees hired prior to April 26, 1994. The Supplemental Plan is a defined contribution plan that enables employees to save for future retiree medical costs, which will be paid by employees. The Supplemental Plan accomplishes this objective by providing additional cash resources to employees upon a termination of employment or retirement, to meet the cost of future medical expenses. Artesian Water has established a contribution based upon each employee's years of service ranging from 2% to 6% of eligible salaries and wages. Artesian Water also provides additional benefits to individuals who were over age 50 as of January 1, 1994. These individuals are referred to as the Transition Group. Effective November 1, 1994, individuals eligible for the Transition Group had the opportunity to defer compensation to the Supplemental Plan, and to receive a transition matching contribution for 5 years. Each one-dollar of eligible salaries and wages deferred by the Transition Group was matched with three, four, or five dollars by Artesian Water based on the employee's years of service subject to certain limitations under the federal tax rules. Plan expenses, which include Company contributions and administrative fees, for the years 2015, 2014 and 2013, were approximately $243,000, $244,000, and $246,000, respectively.

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

FASB ASC Topic 715 stipulates that Artesian Water accrue the expected cost of providing postretirement health care and life insurance benefits as employees render the services necessary to earn the benefits. Artesian Water recognizes an offsetting regulatory asset with respect to its post retirement liability. This asset is recorded based on the DEPSC order, which permits Artesian Water to continue recovery of postretirement health care and life insurance expense on a pay-as-you-go basis for the remaining eligible employees. Further, expense recovery as a percentage of rates is expected to remain generally constant over the initial years, and then decline until the obligation is liquidated. The amounts recognized in consolidated financial statements are determined based on an actuarial basis, which uses assumptions about inflation, mortality, medical trend rates and discount rates. A change in these assumptions could cause actual results to differ from those reported. Amounts charged to expense were $113,000, $121,000, and $126,000 for 2015, 2014 and 2013, respectively.

The Company uses December 31 as the measurement date to determine the postretirement benefit obligation. Not reflected in the results below is an estimated $100,000 reduction to our obligation as a result of a reduction in the number of participants in February 2016. According to our actuarial report, the funded status of our defined benefit postretirement plan was calculated contemplating FASB ASC Topic 715 and the obligation is recorded at that amount.  There was no other comprehensive income impact because we record a regulatory asset as provided by FASB ASC Topic 980.  Additional disclosures required for our postretirement benefit obligation are presented below.

Benefit Obligations and Funded Status
In thousands	Year Ended
	December 31
	2015	2014
Change in Accumulated Postretirement Benefit Obligation
Accumulated Postretirement Benefit Obligation at the Beginning of the Year	$666	$748
Service Cost	—	—
Interest Cost	22	27
Actuarial (Gain) or Loss	41	12
Benefits Paid	(117)	(126)
Plan Participant's Contributions	4	5
Accumulated Postretirement Benefit Obligation at the End of the Year	616	666
Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	—	—
Benefits Paid	(117)	(126)
Employer Contributions	113	121
Plan Participant's Contributions	4	5
Fair Value of Assets at the End of the Year	—	—
Net Amount Recognized
Funded Status	(616)	(667)
Unrecognized Transition Obligation Asset	—	—
Unrecognized Net Gain or Loss	287	284
Net Amount Recognized:	(329)	(383)
Amounts Recognized in the Statement of Financial Position
Accrued Benefit Liability-Current	(99)	(115)
Accrued Benefit Liability-Noncurrent	(230)	(268)
Net Amount Recognized	$(329)	$(383)
Weighted Average Assumptions at the End of the Year
Discount Rate	4.00%	3.65%
Assumed Health Care Cost Trend Rates
Health Care Cost Trend Rate Assumed for Next Year	4.50%	5.00%
Ultimate Rate	3.50%	3.50%
Year that the Ultimate Rate is Reached	2019	2018

Impact of One-Percentage-Point Change in Assumed Health Care Cost Trend Rates
	Increase	Decrease
Effect on Service Cost & Interest Cost	$1	$(1)
Effect on Postretirement Benefit Obligation	$23	$(21)

Contributions
Artesian Water expects to contribute $99,000 to its postretirement benefit plan in 2016.
The following table represents the approximate annual benefits expected to be paid for the years ended December 31:

In thousands	Other Benefits

2016	$99
2017	92
2018	84
2019	76
2020	67
2021 through 2025	222
$640

NOTE 10

COMMITMENTS AND CONTINGENCIES

Leases

In October 1997, Artesian Water entered into a 33 year operating lease for a parcel of land with improvements located in South Bethany, a municipality in Sussex County, Delaware. The annual lease payments increase each year by the most recent increase in the Consumer Price Index for Urban Workers, CPI-U, as published by the U.S. Department of Labor, Bureau of Labor Statistics. At each eleventh year of the lease term, the annual lease payment shall be determined based on the fair market value of the parcel of land. Rental payments for 2015, 2014 and 2013 were $16,000, $15,900, and $15,700, respectively. Since the CPI-U in 2015 was less than the CPI-U in 2014, the future minimum rental payment as disclosed in the following table is calculated using CPI-U as of October 31, 2014 as well as any adjustments for appraisals conducted to determine the fair market value of the parcel of land.

During 2003, Artesian Resources entered into a 40 year easement agreement to acquire an easement to access, operate, maintain, repair, improve, replace and connect Artesian's water system to a well, including a parcel of land around the well. Easement payments for 2015, 2014 and 2013 were $35,000, $34,000 and $33,000, respectively.

Artesian Wastewater entered into a perpetual agreement for the use of approximately 460 acres of land in Sussex County, Delaware for wastewater disposal.  Beginning January 2007, Artesian Wastewater is required to pay a minimum of $40,000 per year for the use of this land.  Beginning January 2012, and on each anniversary thereof until January 2027, the fee shall be adjusted upwards by an adjustment factor of two percent.  Once disposal operations begin, the monthly fee will be contingent on the average number of gallons of wastewater disposed on the properties.  Payments for 2015, 2014 and 2013 were $43,000, $43,000 and $41,700, respectively.  The agreement can be terminated by giving 180 day notice prior to the termination date.

Future minimum annual rental payments related to non-cancellable operating leases for the years subsequent to 2015 are as follows:

In thousands
2016	$75
2017	54
2018	55
2019	57
2020	58
2021 through 2043	1,475
$1,774

Interconnections

Artesian Water has one water service interconnection agreement with a neighboring utility, Chester Water Authority, which requires minimum annual purchases.  Rates charged under this agreement are subject to change.  Effective August 1, 1997, Artesian Water renegotiated the contract with the Chester Water Authority to, among other things, reduce the minimum purchase requirements from 1,459 million gallons to 1,095 million gallons annually, calculated as 3 million gallons per day times the number of calendar days in a year. The agreement is extended through the year 2021.

The minimum annual purchase commitments for all interconnection agreements for 2016 through 2021, calculated at the noticed rates, are as follows:

In thousands
2016	$3,829
2017	3,819
2018	3,819
2019	3,819
2020	3,829
2021	3,819
$22,934

Expenses for purchased water were $4.0 million for each of the years ended December 31, 2015, 2014 and 2013.

Other Commitments

In 2013, Artesian Water entered into a 3-year agreement with Worldwide Industries Corporation to clean and paint tanks in 2014, 2015 and 2016. Pursuant to the 3-year agreement, the expenditure committed in total for the years 2014 through 2016 is $804,000. In 2014, the 3-year agreement with Worldwide Industries Corporation was amended to include an additional $113,000 in expenditures related to cleaning and painting tanks. The tank painting expense for 2015, 2014 and 2013 was $329,000, $342,000, and $377,000.

Budgeted mandatory utility plant expenditures, due to planned governmental highway projects, which require the relocation of Artesian Water's water service mains, expected to be incurred in 2016 through 2018 are as follows:

In thousands
2016	$4,235
2017	1,830
2018	1,410
$7,475

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

NOTE 11

GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water utility service to customers within their established service territory in all three counties of Delaware and in portions of Maryland and Pennsylvania, pursuant to rates filed with and approved by the DEPSC, the MDPSC and the PAPUC. As of December 31, 2015, Artesian Water was serving approximately 81,400 customers, Artesian Water Maryland was serving approximately 2,300 customers and Artesian Water Pennsylvania was serving approximately 40 customers.

Artesian Wastewater began providing wastewater services to a community in Sussex County, Delaware in July 2005. Artesian Wastewater provides wastewater utility service to customers within their established service territory in Sussex County, Delaware pursuant to rates filed with and approved by the DEPSC. As of December 31, 2015, Artesian Wastewater was serving approximately 1,500 customers, all of which are located in Sussex County, Delaware.
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

We are subject to regulation by the following state regulatory commissions:
·  The Delaware Public Service Commission, or DEPSC, regulates both Artesian Water and Artesian Wastewater.
·  The Maryland Public Service Commission, or MDPSC, regulates both Artesian Water Maryland and Artesian Wastewater Maryland.
·  The Pennsylvania Public Utility Commission, or PAPUC, regulates Artesian Water Pennsylvania.

Rate Proceedings

Our regulated utilities periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business.  In Delaware, utilities are permitted by law to place rates into effect, under bond, on a temporary basis pending completion of a rate increase proceeding. The first temporary increase may be up to the lesser of $2.5 million on an annual basis or 15% of gross water sales.  Should the rate case not be completed within seven months, by law, the utility may put the entire requested rate relief, up to 15% of gross water sales, in effect under bond until a final resolution is ordered and placed into effect. If any such rates are found to be in excess of rates the DEPSC finds to be appropriate, the utility must refund customers the portion found to be in excess with interest.  The timing of our rate increase requests are therefore dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase.  We can provide no assurances that rate increase requests will be approved by applicable regulatory agencies and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.

On April 11, 2014, Artesian Water filed a request with the DEPSC to implement new rates to meet a requested increase in revenue of 15.90%, or approximately $10.0 million, on an annualized basis. The actual effective requested increase was 12.58%, since, in accordance with applicable law, Artesian Water had been permitted to recover specific investments made in infrastructure through the assessment of a cumulative 3.32% Distribution System Improvement Charge, or DSIC. The DSIC rate of 3.32% was set to zero when the first step of temporary rates designed to generate an increase of 3.98%, or $2.5 million, on an annual basis, was placed into effect on June 10, 2014. A second step of temporary rates designed to generate an increase of 7.17%, or $4.5 million, on an annualized basis, was placed into effect on November 13, 2014. A portion of the second step of temporary increases was held in reserve until a final decision was determined by the DEPSC and was not reflected in income. On August 18, 2015, the DEPSC made a preliminary ruling in response to Artesian Water's April 11, 2014 request. The preliminary ruling recommended a permanent rate increase in revenue of approximately $6.0 million, or 9.50%, on an annualized basis, which is an incremental increase for customers of approximately 6.20% above the DSIC rate previously in effect. On October 6, 2015, a DEPSC order was issued concurring with the preliminary ruling issued on August 18, 2015. On January 19, 2016, a final DEPSC order was issued related to the permanent rate increase and concurred to the October 6, 2015 order. Since the permanent rate increase was less than amounts collected under previously approved temporary increases in rates, Artesian Water was required to refund a portion of the temporary rate increases to its customers. The refund, plus interest, at the average prime rate, for the overpayment from customers was applied to current and future customer bills in October 31, 2015. Since the final rate award was at a level not less than the amount previously reported as income, there was no material impact upon previously reported water sales revenue. The new rates are designed to allow recovery of capital investments made by Artesian Water and to cover increased costs of operations, including water quality testing, chemicals and electricity for water treatment, taxes, labor and benefits. Prior to the 2014 filing, Artesian Water's last request to implement new rates was filed in April 2011.

On January 18, 2013, Artesian Wastewater filed an application with the DEPSC to revise its rates and charges for wastewater services concerning territories located in Kent and Sussex County, Delaware.  Artesian Wastewater requested authorization to implement proposed rates for wastewater services to meet a requested increase in revenue of approximately $343,000, or 34.80%, on an annualized basis. The new rates were designed to support Artesian Wastewater's ongoing capital improvement program and to cover increased costs of operations.  On August 6, 2013, Artesian Wastewater, the Staff of the Delaware Public Service Commission and the Division of the Public Advocate entered into an agreement to settle Artesian Wastewater's application for an increase in rates.  On October 8, 2013, the DEPSC approved the settlement agreement authorizing a two-step increase in rates, with the first step effective upon approval of the settlement and the second step effective in September 2014. The second increase in rates was fully implemented as of September 30, 2014. Based on the number of households at the time of the settlement, the new rates were estimated to provide Artesian Wastewater approximately $174,000 in additional annual revenue. The settlement also authorized a return on equity of 10.00%.

Other Proceedings

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC. This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC approval process is less costly when compared to the approval process for general rate increase requests. The DSIC rate applied between base rate filings is capped at 7.50% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5.0% within any 12-month period. On December 17, 2013, the DEPSC approved Artesian Water's application to collect a cumulative DSIC rate of 3.32%, effective January 1, 2014, subject to audit at a later date. This rate was based on approximately $12.9 million in eligible plant improvements since September 30, 2011. The DSIC rate of 3.32% was set to zero when the first step of temporary rates designed to generate an increase of 3.98%, or $2.5 million on an annual basis, was placed into effect on June 10, 2014. In November 2014, Artesian Water filed an application with the DEPSC for approval to collect a DSIC rate of 0.34% effective January 1, 2015. This rate was based on approximately $1.3 million in eligible plant improvements since September 30, 2014. On December 16, 2014, the DEPSC approved the DSIC effective January 1, 2015, subject to audit at a later date. In May 2015, Artesian Water filed an application with the DEPSC for approval to collect a cumulative DSIC rate of 1.15% effective July 1, 2015. This rate was based on approximately $4.6 million in eligible plant improvements through April 30, 2015. On June 16, 2015 the DEPSC approved the DSIC effective July 1, 2015, subject to audit at a later date. On November 24, 2015, Artesian Water filed an application with the DEPSC for approval to collect a cumulative DSIC rate of 1.57%. This rate was based on approximately $7.0 million in eligible plant improvements through October 31, 2015. On December 15, 2015, the DEPSC approved the DSIC effective January 1, 2016, subject to audit at a later date. For the twelve months ended December 31, 2015 and December 31, 2014, we earned approximately $520,000 and  $1 in DSIC revenue, respectively.

NOTE 13

NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options. The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Year
	Ended December 31,
	2015	2014	2013
	(in thousands)

Weighted average common shares outstanding during the period for Basic computation	8,960	8,884	8,774
Dilutive effect of employee stock options	45	42	62
Weighted average common shares outstanding during the period for Diluted computation	9,005	8,926	8,836

For the year ended December 31, 2015, no shares of common stock were excluded from the calculations of diluted net income per share. For the year ended December 31, 2014, employee stock options to purchase 67,500 shares of common stock were excluded from the calculations of diluted net income per share, as the calculated proceeds from the options' exercise were greater than the average market price of the Company's common stock during this period.

The Company has 15,000,000 authorized shares of Class A Stock, and 1,040,000 shares of Class B Stock. As of December 31, 2015, 8,176,213 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of December 31, 2014, 8,030,677 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of December 31, 2013, 7,948,569 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share.  For the years ended December 31, 2015, December 31, 2014, and December 31, 2013, the Company issued 145,536, 82,108, and 119,733 shares of Class A Stock, respectively.

Equity per common share was $14.77, $14.14, and $13.89 at December 31, 2015, December 31, 2014, and December 31, 2013, respectively.  These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on December 31, 2015, December 31, 2014, and December 31, 2013, respectively.

NOTE 14

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table is derived from quarterly unaudited consolidated statements of operations for the years ended December 31, 2015 and 2014.  Quarterly basic and diluted per share amounts do not add to the full year total due to rounding.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
In thousands (except per share data)	2015	2014	2015	2014	2015	2014	2015	2014

Operating revenues	$17,962	$16,900	$19,536	$17,891	$20,776	$19,595	$18,750	$18,079
Operating income	$3,672	$3,146	$4,985	$3,649	$5,394	$5,331	$3,531	$3,920
Net income applicable to common stock	$2,538	$2,083	$3,233	$1,962	$3,699	$3,317	$1,835	$2,144

Income per common share
Basic	$0.28	$0.24	$0.36	$0.22	$0.41	$0.37	$0.21	$0.24
Diluted	$0.28	$0.23	$0.36	$0.22	$0.41	$0.37	$0.21	$0.24

NOTE 15

RELATED PARTY TRANSACTIONS

In September 2013, Artesian Water entered into a contract in the normal course of business with W. F. Construction, a related party, for work associated with structural repairs to a water treatment plant. The total contract was approximately $325,000. In May 2015, Artesian Water entered into an approximately $48,000 agreement in the normal course of business with W. F. Construction for structural improvements at a water treatment plant. The owner of W. F. Construction is the husband of Mrs. Jennifer Finch, Vice President and Assistant Treasurer of Artesian Resources. Approximately $48,000 and $276,000 were paid to W. F. Construction for the twelve months ended December 31, 2015 and December 31, 2014, respectively. As of December 31, 2015 and December 31, 2014, the Company had no accounts payable balance due to W. F. Construction. As set forth in the Charter of the Artesian Resources Audit Committee of the Board of Directors, the Audit Committee is responsible for reviewing and, if appropriate, approving all related party transactions between us and any officer, director, any person known to be the beneficial owner of more than 5% of any class of the Company's voting securities or any other related person that would potentially require disclosure.  In its review and approval of the 2013 related party transaction with W. F. Construction, the Audit Committee considered the nature of the related person's interest in the transaction; the satisfactory performance of work contracted with the related party prior to our employment of Mrs. Finch; and the material terms of the transaction, including, without limitation, the amount and type of transaction, the importance of the transaction to the related person, the importance of the transaction to the Company and whether the transaction would impair the judgment of a director or officer to act in the best interest of the Company.  The Audit Committee approves only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders.

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

According to the Order of the Court, Artesian Water was required to pay CWA amounts withheld related to CWA rate increases from 2008, 2009, and 2010 totaling approximately $3.1 million. The $3.1 million withheld from Artesian Water's previous payments to CWA were accrued by Artesian Water when originally invoiced by CWA and were paid by Artesian Water to CWA in October 2014. In addition, CWA requested approximately $0.4 million in prejudgment and post judgment interest related to amounts withheld, which was accrued by Artesian Water as of December 31, 2014 and subsequently paid in January 2015. This amount was calculated at 6% per annum on outstanding amounts withheld.

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

NOTE 17

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

In September 2015, the FASB issued amended guidance on Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments. Currently during the measurement period, the acquirer retrospectively adjusts the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The acquirer also must revise comparative information for prior periods presented in financial statements as needed, including revising depreciation, amortization, or other income effects as a result of changes made to provisional amounts. The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The only disclosures required at transition should be the nature of and reason for the change in accounting principle. An entity should disclose that information in the first annual period of adoption and in the interim periods within the first annual period if there is a measurement-period adjustment during the first annual period in which the changes are effective. Management does not expect a material impact on the Company's financial statements due to the adoption of this guidance.

In November 2015, the FASB issued amended guidance on Income Taxes. This update requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.

In February 2016, the FASB issued new guidance on Leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Management is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Artesian Resources Corporation
Newark, Delaware

We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artesian Resources Corporation at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Artesian Resources Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Wilmington, Delaware
March 11, 2016

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

Artesian Resources Corporation's Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control Integrated Framework (2013)." Based on this assessment, Management determined that at December 31, 2015, the Corporation's internal control over financial reporting was effective.

(c)  Attestation Report of the Registered Public Accounting Firm

The effectiveness of Artesian's internal control over financial reporting as of December 31, 2015 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(d)  Change in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting, occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Date: March 11, 2016

CHIEF EXECUTIVE OFFICER:	CHIEF FINANCIAL OFFICER:

/s/ DIAN C. TAYLOR	/s/ DAVID B. SPACHT
Dian C. Taylor	David B. Spacht

 ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Artesian Resources Corporation
Newark, Delaware

We have audited Artesian Resources Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Artesian Resources Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, "Item 9A, Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Artesian Resources Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Artesian Resources Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Wilmington, Delaware
March 11, 2016

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Dian C. Taylor	70
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

Kenneth R. Biederman	72
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

John R. Eisenbrey, Jr.	60
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

Qualifications:  The Board of Directors has determined that Mr. Eisenbrey's hands-on experience as a business owner in one of our primary geographic regions qualifies him to be a member of the Board. For more than 30 years, Mr. Eisenbrey has been the Owner and President of a privately held contracting firm providing fire sprinkler protection installations for businesses throughout the Delmarva Peninsula. Mr. Eisenbrey is a past President of the Delaware Contractors Association. Mr. Eisenbrey's operating business background provides hands-on experience with operational, technical and regulatory matters also applicable to our water business.

Nicholle R. Taylor	48
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

William C. Wyer	69
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

Joseph A. DiNunzio, CPA, CGMA	53
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

Jennifer L. Finch, CPA	47
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

John J. Schreppler II, ESQ.	59
Vice President, Assistant Secretary and General Counsel of Artesian Resources Corporation and its subsidiaries since July 2000. Prior to joining the Company, he practiced law in Wilmington, Delaware as John J. Schreppler, II P.A. from February 1999, and before that as a partner in The Bayard Firm from 1988 to 1999.

David B. Spacht	56
Chief Financial Officer and Treasurer of Artesian Resources Corporation and its subsidiaries since January 1995, except that he has not been Chief Financial Officer of the wholly owned subsidiary Artesian Consulting Engineers, Inc. since May 2009. The Company has employed Mr. Spacht since 1980 and he has held various executive and management level positions within the Company.

John M. Thaeder	58
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

Pierre A. Anderson	37
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

In accordance with the provisions of the Company's By-laws, the Board is divided into three classes. Members of each class serve for three years and one class is elected each year to serve a term until his or her successor shall have been elected and qualified or until earlier resignation or removal. Nicholle R. Taylor and William C. Wyer have been nominated for election to the Board of Directors at the shareholders Annual Meeting to be held May 5, 2016.

The Board, which met ten times in 2015, has established five standing committees: the Executive Committee, the Audit Committee, the Compensation Committee, the Strategic Planning, Budget and Finance Committee, and the Governance and Nominating Committee. Information with respect to these committees is set forth below. In addition, the charter for each of the five standing committees of the Board is available on our website, www.artesianwater.com.

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

Director Compensation

In May 2015, each independent director received an annual retainer fee of $23,000 paid in advance. Dian C. Taylor and Nicholle R. Taylor received annual retainer fees of $21,000. The chair of the Audit Committee received an additional annual retainer of $7,000.  The chair of the Corporate Governance and Nominating Committee received an additional annual retainer of $7,000. The chair of the Compensation Committee received an additional annual retainer of $5,000. The members of each of the remaining standing committees received additional annual retainers of $1,000. Each director received $2,000 for each Board meeting attended, $1,500 for each committee meeting attended on the day of a regular board meeting and $2,000 for each committee meeting attended on any other day.  Each director received $450 per diem for workshops.

In 2015, our directors, other than Dian C. Taylor and Nicholle R. Taylor, whose fees as director are included in the Summary Compensation Table, received the following compensation:
Director Compensation Table – 2015

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All other Compensation ($)(2)	Total ($)
Kenneth R. Biederman	78,400	27,380	---	105,780
John R. Eisenbrey, Jr.	77,400	27,380	---	104,780
William C. Wyer	76,400	27,380	15,632	119,412

(1)	On December 18, 2015, each Director received an unrestricted Stock Award of 1,000 shares of Class A Stock. The award was valued at the fair market value on the date of the award (last reported sale price on the date of award) or $27.38 per share. The aggregate number of stock options outstanding at December 31, 2015 for each Director is:

Option Shares Outstanding at December 31, 2015
Kenneth R. Biederman	54,000
John R. Eisenbrey, Jr.	54,000
William C. Wyer	54,000

(2)	$13,860 was for medical insurance premiums for Mr. Wyer and his spouse, $1,750 was for a physical for Mr. Wyer and $22 was for life insurance premiums for Mr. Wyer.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2015, the members of our Compensation Committee were Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer. None of our executive officers serves as a director or as a member of the compensation committee, or any other committee serving an equivalent function, of any entity that has one or more of its executive officers serving as members of our Compensation Committee or as a director of our Board.  No member of our Compensation Committee has ever been our employee. Our independent directors are Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer.

Independence

In 2015, the Board of Directors determined that Messrs. Biederman, Eisenbrey and Wyer, a majority of the Board of Directors, met the independence requirements prescribed by the listing standards of the NASDAQ Global Select Market.

Audit Committee

The Audit Committee reviews the procedures and policies relating to the internal accounting procedures and controls of the Company, and provides general oversight with respect to the accounting principles employed in the Company's financial reporting. As part of its activities, the Audit Committee meets with representatives of the Company's management and independent accountants. The Audit Committee has considered the extent and scope of non-audit services provided to the Company by its outside accountants and has determined that such services are compatible with maintaining the independence of the outside accountants. The Audit Committee appoints and retains the Company's independent accountants. The Audit Committee consists of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer. The Board of Directors has also determined that each member of the Audit Committee meets the independence requirements prescribed by the listing standards of the NASDAQ Global Select Market and the rules and regulations of the Securities and Exchange Commission. The Board of Directors has further determined that Mr. Biederman, a member of the Audit Committee, is an "audit committee financial expert" as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC. During 2015, the Audit Committee met six times.

Compensation Committee

The Compensation Committee reviews the compensation and benefits provided to key management employees, officers and directors and makes recommendations as appropriate to the Board. The Committee also determines whether and what amounts should be granted under the 2015 Equity Compensation Plan and may make recommendations for amendments to the Plan. The Compensation Committee is comprised of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer, three independent directors. The Board of Directors has also determined that each member of the Compensation Committee meets the independence requirements prescribed by the listing standards of the NASDAQ Global Select Market and the rules and regulations of the Securities and Exchange Commission. During 2015, the Compensation Committee met six times.

Consideration of Director Candidates

The Governance and Nominating Committee is comprised of three independent directors, Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer. As part of the formalized nominating procedures, the committee makes recommendations for Director nominations to the full Board. Director candidates nominated by stockholders are considered in the same manner, provided the nominations are submitted to the Secretary and copied to the Chairman of the committee on a timely basis and in accordance with the Company's By-laws. Nominations for the election of directors for the 2016 Annual Stockholders' Meeting were approved by the Governance and Nominating Committee on January 28, 2016.

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

 SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, directors, officers and certain beneficial owners of the Company's equity securities are required to file reports of their transactions in the Company's equity securities with the Securities and Exchange Commission on specified due dates. With respect to the fiscal year 2015, reports of transactions by all directors, officers and such beneficial holders were timely filed. In making this statement, the Company has relied on the written representations of its directors, officers and holders of more than ten percent (10%) of either class of our outstanding common stock and copies of the reports that they filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This discussion describes the Company's compensation program for its named executive officers listed in the Summary Compensation Table that immediately follows this discussion. The named executive officers are: Dian C. Taylor, Chair, President & Chief Executive Officer; David B. Spacht, Chief Financial Officer & Treasurer; Joseph A. DiNunzio, Executive Vice President & Secretary; Nicholle R. Taylor, Senior Vice President and John M. Thaeder, Senior Vice President.

Objectives of the Company's Compensation Program

The Compensation Committee believes that the compensation for the Company's executives should serve to attract, motivate and retain seasoned and talented executives responsible for successfully guiding and implementing the Company's strategy. Our strategy is to increase our customer base, revenues, earnings and dividends by expanding our services across the Delmarva Peninsula, thereby providing our shareholders with a long-term, satisfactory return on their investment.

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

The compensation program rewards overall qualitative contributions and performance of each individual towards the Company's strategy. In reviewing the Company's overall compensation program in the context of the risks identified in the Company's risk management processes, the Compensation Committee does not believe that the risks the Company faces are correlated with the Company's compensation programs and, therefore, the Compensation Committee believes that there is an appropriate level of risk in the Company's compensation program design and does not believe that its approach to the design and administration of its incentive programs needs to change in order to mitigate compensation risk.

Elements of  the Company's Compensation Program

The elements of the Company's compensation program include:

➢	Base Salary
➢	Cash Bonus Award
➢	Equity Compensation as may be awarded under the 2015 Equity Compensation Plan
➢	Employee Benefits

The Company's executive compensation program does not provide for:

➢	Severance or post-termination agreements
➢	Post-retirement benefits
➢	Defined benefit pension benefits or any supplemental executive retirement plan benefits
➢	Non-qualified deferred compensation
➢	Change-in-Control agreements

Compensation Process

The Compensation Committee relies on various factors, including an executive officer's individual performance and contributions to the Company's strategic objectives, recommendations of the Company's Chief Executive Officer and internal pay equity in determining executive compensation. The Compensation Committee generally exercises broad discretion in setting the compensation of the Chief Executive Officer and other executives' and primarily considers the performance of the management team as a group, the Chief Executive Officer's assessment of other executive's performance and the Chief Executive Officer's compensation recommendations with respect to the other executive officers as part of its process.

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

Pearl Meyers & Partners met with the Compensation Committee several times during the course of their analysis and obtained Company data as needed from the Director of Human Resources.  They provided the Compensation Committee with a report of their findings, conclusions and recommendations.  The Compensation Committee considered this information when it determined on executive compensation in 2014 and 2015.

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

In September 2015, the Compensation Committee increased the base salary of Ms. D. Taylor by 10.3%, Mr. Spacht by 13.4%, Mr. DiNunzio by 6.8%, Ms. N. Taylor by 13.3% and Mr. Thaeder by 3.0%. The base salary of each of the named executive officers was last increased in May 2014.

Cash Bonus and Equity Compensation Awards

Annually, the Compensation Committee determines whether any Cash Bonus and/or Equity Compensation Award should be granted to any of the executives. The Cash Bonus and Equity Compensation Awards are intended to reward executives for their contributions towards meeting the Company's strategic objectives. Cash Bonus and Equity Compensation Awards are entirely discretionary and are based upon a qualitative assessment conducted by the Compensation Committee in the case of the Chief Executive Officer and by the Compensation Committee and the Chief Executive Officer in the case of other executives. Recognizing both the executive team's and each individual named executive officer's contributions toward meeting the Company's strategic objectives, cash bonuses were awarded to the Chief Executive Officer and named executive officers in September 2015 and May 2014. In 2013, considering the Company's financial performance, the Compensation Committee took no action on bonus compensation for the Chief Executive Officer or other executives.

Equity compensation may be awarded by the Board under the Company's 2015 Equity Compensation Plan, or the Plan, which provides for the grants of stock options, stock units, stock awards, dividend equivalents and other stock-based awards. The Plan is meant to encourage recipients of such grants to contribute materially to the growth of the Company, for the benefit of the Company's shareholders, and to align the economic interests of the recipients with those of shareholders. No such grants were made in the past three years.

Other Compensation

Both Dian C. Taylor and Nicholle R. Taylor received compensation for their services as Directors, which compensation was equivalent to that provided to all other directors for Board and Committee meeting fees and less for retainers.  See "Director Compensation."

The Company's named executive officers are eligible to participate in the same employee benefit plans and on the same basis as other Company employees, with the exception that executive officers are reimbursed for eligible medical expenses not otherwise covered by the Company's medical insurance plan under the Officer's Medical Reimbursement Plan. Amounts reimbursed are included in the "All Other Compensation" column in the Summary Compensation Table that follows this discussion.

The Role of Management in the Executive Compensation Process

Our Director of Human Resources typically assists the Compensation Committee by preparing and providing information showing:

➢	current executive compensation levels;
➢	executive compensation recommendations made by the Chief Executive Officer;
➢	salary grade minimum, midpoint and maximums for each executive as provided by the Company's compensation consultant retained in 2013;
➢	actual base salary, cash bonus and equity compensation for each of the prior three years for each executive;

Our Chief Executive Officer meets with the Compensation Committee and provides input regarding the contributions of each executive towards the Company's strategic objectives and each executive's overall performance that formed the basis for her recommendations to the Compensation Committee. The final decisions regarding compensation for each executive are made by the Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on the review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K.

The Compensation Committee,

William C. Wyer, Chairman
Kenneth R. Biederman
John R. Eisenbrey, Jr.

The following table sets forth a summary of the compensation earned by our named executive officers, the Chief Executive Officer, Chief Financial Officer and the next three highest paid executive officers for the fiscal year 2015.

Summary Compensation Table for 2015:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2),(3),(4)	Total ($)

Dian C. Taylor, Chair, Chief Executive	2015	460,736	175,000	27,380	N/A	178,353	841,469
Officer & President	2014	423,370	151,000	N/A	26,631	157,889	758,890
	2013	409,947	800	N/A	27,268	156,037	594,052

David B. Spacht, Chief Financial	2015	276,037	83,650	N/A	N/A	32,747	392,434
Officer & Treasurer	2014	253,062	52,125	N/A	N/A	29,711	334,898
	2013	248,206	1,600	N/A	N/A	30,952	280,759

Joseph A. DiNunzio, Executive Vice	2015	316,356	100,000	N/A	N/A	34,556	450,912
President & Secretary	2014	293,258	83,500	N/A	N/A	31,178	407,936
	2013	283,982	800	N/A	N/A	31,695	316,477

Nicholle R. Taylor, Senior Vice	2015	235,321	65,000	27,380	N/A	73,119	400,820
President	2014	214,575	61,000	N/A	26,631	70,819	373,025
	2013	210,454	800	N/A	27,268	69,978	308,500

John M. Thaeder, Senior Vice	2015	288,417	65,450	N/A	N/A	19,776	373,643
President of Operations	2014	272,516	66,300	N/A	N/A	15,082	353,898
	2013	267,280	2,300	N/A	N/A	16,528	286,108

(1)
On December 18, 2015, Dian Taylor and Nicholle Taylor each received an unrestricted Stock Award of 1,000 shares of Class A Stock. The award was valued at the fair market value on the date of the award (last reported sale price on the date of award) or $27.38 per share. On May 7, 2014 and May 8, 2013, Dian Taylor and Nicholle Taylor received option grants of 6,750 shares of Class A Stock at exercise prices equal to fair market value on the date of grant (last reported sale price on the date of award), exercisable one year from the date of grant and with a term of ten years. The fair value, computed in accordance with ASC 718, based upon the assumptions made in the valuation as described in Note 1 of the 2015 Financial Statements, is reflected in the "Option Awards" column in the table above.

(2)
Under the Company's defined contribution 401(k) Plan, the Company contributes two percent of an eligible employee's gross earnings. The Company also matches fifty percent of the first six percent of the employee's gross earnings that the employee contributes to the 401(k) Plan. In addition, all employees hired before April 26, 1994 and under the age of sixty at that date are eligible for additional contributions to the 401(k) Plan. Employees over the age of sixty at that date receive Company paid medical, dental and life insurance benefits upon retirement. The Company will not provide such benefits to any other current or future employees. In 2015, Company contributions to the 401(k) Plan under terms available to all other employees based upon their years of service and plan eligibility were made in the amounts of:

Dian C. Taylor	$31,800
David B. Spacht	$31,800
Joseph A. DiNunzio	$31,800
Nicholle R. Taylor	$28,239
John M. Thaeder	$15,900

(3)	Executive officers are reimbursed for eligible medical expenses not otherwise covered by the Company's medical insurance plan under the Officer's Medical Reimbursement Plan. Amounts reimbursed are included in the "All Other Compensation" column in the table above. Dian C. Taylor received reimbursements of $12,824 in 2015.

(4)	Also included in the "All Other Compensation" column in the table above are amounts received by Dian C. Taylor as compensation for attendance at meetings of the Board and its committees in 2015 totaling $45,400, security provided at her personal residence of $83,301, country club dues and personal use of a company-owned vehicle. Also included in the "All Other Compensation" column in the table above are amounts received by Nicholle R. Taylor as compensation for attendance at meetings of the Board and its committees in 2015 totaling $44,400.

Grants of Plan-Based Awards Table – 2015

Name	Resolution Date	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock & Option Awards ($)

Dian C. Taylor	12/15/2015	12/18/2015	1,000	-	-	27,380
Nicholle R. Taylor	12/15/2015	12/18/2015	1,000	-	-	27,380

On December 18, 2015, Dian Taylor and Nicholle Taylor each received an unrestricted Stock Award of 1,000 shares of Class A Stock, as noted in the table above. The Compensation Committee voted to approve the awards by resolution on December 15, 2015 with an effective date of December 18, 2015. The awards were valued at the fair market value on the date of the award (last reported sale price on the date of award) or $27.38 per share.

Outstanding Equity Awards at Fiscal Year-End Table – 2015

	Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date

Dian C. Taylor	6,750	0	21.11	5/12/2016
	6,750	0	19.56	5/16/2017
	6,750	0	18.43	5/14/2018
	6,750	0	15.26	5/19/2019
	6,750	0	18.61	5/18/2020
	6,750	0	19.06	5/17/2021
	6,750	0	19.01	5/09/2022
	6,750	0	22.66	5/08/2023
	6,750	0	21.86	5/07/2024

Nicholle R. Taylor	6,750	0	18.43	5/14/2018
	6,750	0	15.26	5/19/2019
	6,750	0	18.61	5/18/2020
	6,750	0	19.06	5/17/2021
	6,750	0	19.01	5/09/2022
	6,750	0	22.66	5/08/2023
	6,750	0	21.86	5/07/2024

Option Exercises and Stock Vested Table – 2015

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Dian C. Taylor	11,250	61,173	1,000	27,380
Joseph A. DiNunzio	11,250	28,566	-	-
Nicholle R. Taylor	11,250	60,178	1,000	27,380
John M. Thaeder	7,250	15,061	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the equity securities of the Company, as of March 4, 2016 for each director, each named executive officer, each beneficial owner of more than five percent (5%) of the outstanding shares of any class of the Company's voting securities and all directors and executive officers as a group, based in each case on information furnished to the Company. Addresses are provided for each beneficial owner of more than five percent (5%) of the Company's voting securities.

	Class A Non-Voting Common Stock(1)		Class B Common Stock(1)
	Shares	Percent(2)	Shares	Percent(2)

Dian C. Taylor (3) 664 Churchmans Road Newark, Delaware 19702	178,208	2.2	159,509	18.1

Kenneth R. Biederman (3)(4)	74,875	*	---	---

John R. Eisenbrey, Jr. (3)(5)(6) 15 Albe Drive Newark, Delaware 19702	100,751	1.2	45,707	5.2

Nicholle R. Taylor (3)(7) 20 Brendle Lane Wilmington, Delaware 19807	50,830	*	279,752	31.7

William C. Wyer (3)	68,500	*	---	---

Joseph A. DiNunzio	14,944	*	203	*

David B. Spacht	488	*	189	*

John M. Thaeder	32,687	*	1,350	*

Louisa Taylor Welcher 219 Laurel Avenue Newark, DE 19711	73,116	*	135,862	15.4

Directors and Executive Officers as a Group (11 Individuals)(3)	531,995	6.3	486,710	55.2

* less than 1%

(1)	The nature of ownership consists of sole voting and investment power unless otherwise indicated. The amount also includes all shares issuable to such person or group upon the exercise of options held by such person or group to the extent such options are exercisable within 60 days after March 4, 2016.

(2)	The percentage of the total number of shares of the class outstanding is shown where that percentage is one percent or greater. Percentages for each person are based on the aggregate number of shares of the applicable class outstanding as of March 4, 2016, and all shares issuable to such person upon the exercise of options held by such person to the extent such options are exercisable within 60 days of that date.

(3)	Includes options to purchase shares of the Company's Class A Stock, as follows: Ms. D. Taylor (60,750 shares); Mr. Biederman (54,000 shares); Mr. Eisenbrey, Jr. (54,000 shares); Ms. N. Taylor (47,250 shares); Mr. Wyer (54,000 shares).

(4)	16,875 shares were pledged as collateral for Mr. Biederman's margin account.

(5)	89,123 shares were pledged by Mr. Eisenbrey, Jr. as collateral for a loan.

(6)	Includes 780 shares of the Class B Stock owned by a trust, of which Mr. Eisenbrey, Jr. is a trustee and has a beneficial ownership interest, and 1,555 shares of the Class B Stock held in custodial accounts for Mr. Eisenbrey, Jr.'s daughters.

(7)	Includes 20 shares of the Class A Stock and 45 shares of the Class B stock held in custodial accounts for Ms. N. Taylor's daughter.

Securities Authorized for Issuance under Equity Compensation Plans

Information relating to securities authorized for issuance under equity compensation plans is included under the caption "Equity Compensation Plan Information" in Item 5 of this Form 10-K.

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

Related Party Transactions

In September 2013, Artesian Water entered into a contract in the normal course of business with W. F. Construction, a related party, for work associated with structural repairs to a water treatment plant. The total contract was approximately $325,000. In May 2015, Artesian Water entered into an approximately $48,000 agreement in the normal course of business with W. F. Construction for structural improvements at a water treatment plant. The owner of W. F. Construction is the husband of Mrs. Jennifer Finch, Vice President and Assistant Treasurer of Artesian Resources. Approximately $48,000 and $276,000 were paid to W. F. Construction for the twelve months ended December 31, 2015 and December 31, 2014, respectively. As of December 31, 2015 and December 31, 2014, the Company had no accounts payable balance due to W. F. Construction. As set forth in the Charter of the Artesian Resources Audit Committee of the Board of Directors, the Audit Committee is responsible for reviewing and, if appropriate, approving all related party transactions between us and any officer, director, any person known to be the beneficial owner of more than 5% of any class of the Company's voting securities or any other related person that would potentially require disclosure. In its review and approval of the 2013 related party transaction with W. F. Construction, the Audit Committee considered the nature of the related person's interest in the transaction; the satisfactory performance of work contracted with the related party prior to our employment of Mrs. Finch; and the material terms of the transaction, including, without limitation, the amount and type of transaction, the importance of the transaction to the related person, the importance of the transaction to the Company and whether the transaction would impair the judgment of a director or officer to act in the best interest of the Company. The Audit Committee approves only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed to the Company for the fiscal year 2015 and 2014 by the independent registered public accounting firm, BDO USA, LLP. Certain amounts for current year fees are estimated and adjusted to reflect actuals once received, prior year fees have been updated to reflect actuals.

(In thousands)	2015	2014
Audit Fees	$396	$397
Audit-Related Fees	12	12
Tax Fees	---	---
All Other Fees	--	---

Total Fees	$408	$409

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

Audit-Related Fees: consist of fees for services related to the audit of the Company's 401(k) Plan. The fees billed to the Company for the 401(k) Plan's audit were $12,000 and $12,000 for 2015 and 2014 respectively.

Tax Fees: consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, return preparation and tax audits.  The independent registered public accounting firm did not provide any tax services to the Company in 2015 and 2014.

All Other Fees: consist of fees for services other than described above. The independent registered public accounting firm did not provide any other services to the Company in 2015 and 2014.

Pursuant to policy, the Audit Committee pre-approves audit and tax services for the year as well as non-audit services to be provided by the independent registered public accounting firm. Any changes in the amounts quoted are also subject to pre-approval by the committee. Any audit related fees and tax fees paid are pre-approved by the committee.

The Audit Committee of the Company's Board of Directors has considered whether BDO's provision of the services described above for the fiscal year ended December 31, 2015, is compatible with maintaining its independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	The following documents are filed as part of this report:	Page(s)*
(1)	Financial Statements:
Reports of Independent Registered Public Accountants
Consolidated Balance Sheets at December 31, 2015 and 2014
Consolidated Statements of Operations for the three years ended December 31, 2015
Consolidated Statements of Cash Flows for the three years ended December 31, 2015
Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 2015
Notes to Consolidated Financial Statements

(2)	Exhibits: see the exhibit list below

* Page number shown refers to page number in this Report on Form 10-K

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2015

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

4.7
Letter Agreement, dated as of September 15, 2015, by and between Artesian Water Company, Inc. and CoBank ACB. Incorporated by reference to Exhibit 4.1 filed with the Company's Form 8-K filed on September 18, 2015.

4.8	Artesian Resources Corporation 2015 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Form S-8 filed December 16, 2015.

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

10.6
Financing Agreement and General Obligation Note dated February 12, 2010 between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund Delaware Department of Health and Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K filed on February 17, 2010.

10.7
Revolving Credit Agreement dated January 19, 2010 between Artesian Water Company, Inc. and CoBank, ACB.  Incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K filed on January 25, 2010.

10.8
Demand Line of Credit Agreement dated January 19, 2010 between Artesian Resources Corporation and each of its subsidiaries and Citizens Bank of Pennsylvania.  Incorporated by reference to Exhibit 10.2 filed with the Company's Form 8-K filed on January 25, 2010.

10.9
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

10.10
Asset Purchase Agreement between Artesian Water Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K filed on October 10, 2008.

10.11
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

10.13
Limited Liability Interest Purchase Agreement between Artesian Water Maryland, Inc., subsidiary of the Company, and Mountain Hill Water Company, LLC, dated May 5, 2008.  Incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K filed on May 9, 2008.

10.14
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

10.15	Artesian Resources Corporation 2005 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. **

10.16
Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan, as amended.  Incorporated by reference to Exhibit 10.4 filed with the Company's Form 10-Q for the quarterly period ended June 30, 2003.**

10.17	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.18	Officer's Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.**

21	Subsidiaries of the Company as of December 31, 2015. *

23.1	Consent of BDO USA, LLP *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements from Artesian Resources Corporation's Annual Report on Form 10-K for the year ended December 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders' Equity and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Compensation plan or arrangement required to be filed or incorporated as an exhibit.

SIGNATURES
ARTESIAN RESOURCES CORPORATION

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 11, 2016	By: /s/ DAVID B. SPACHT
David B. Spacht
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:
/s/ DIAN C. TAYLOR
Dian C. Taylor	President and Chief Executive Officer	March 11, 2016

Principal Financial and Accounting Officer:
/s/ DAVID B. SPACHT
David B. Spacht	Chief Financial Officer and Treasurer	March 11, 2016

Directors:
/s/ DIAN C. TAYLOR
Dian C. Taylor	Director	March 11, 2016

/s/ KENNETH R. BIEDERMAN
Kenneth R. Biederman	Director	March 11, 2016

/s/ WILLIAM C. WYER
William C. Wyer	Director	March 11, 2016

/s/ JOHN R. EISENBREY, JR.
John R. Eisenbrey, Jr.	Director	March 11, 2016

/s/ NICHOLLE R. TAYLOR
Nicholle R. Taylor	Director	March 11, 2016

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2015

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

4.7
Letter Agreement, dated as of September 15, 2015, by and between Artesian Water Company, Inc. and CoBank ACB. Incorporated by reference to Exhibit 4.1 filed with the Company's Form 8-K filed on September 18, 2015.

4.8	Artesian Resources Corporation 2015 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Form S-8 filed December 16, 2015.

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

10.6
Financing Agreement and General Obligation Note dated February 12, 2010 between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund Delaware Department of Health and Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K filed on February 17, 2010.

10.7
Revolving Credit Agreement dated January 19, 2010 between Artesian Water Company, Inc. and CoBank, ACB.  Incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K filed on January 25, 2010.

10.8
Demand Line of Credit Agreement dated January 19, 2010 between Artesian Resources Corporation and each of its subsidiaries and Citizens Bank of Pennsylvania.  Incorporated by reference to Exhibit 10.2 filed with the Company's Form 8-K filed on January 25, 2010.

10.9
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

10.10
Asset Purchase Agreement between Artesian Water Maryland, Inc., subsidiary of the Company, and Cecil County, Maryland, dated October 7, 2008.  Incorporated by reference to Exhibit 10.1 filed with the Company's form 8-K filed on October 10, 2008.

10.11
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

10.13
Limited Liability Interest Purchase Agreement between Artesian Water Maryland, Inc., subsidiary of the Company, and Mountain Hill Water Company, LLC, dated May 5, 2008.  Incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K filed on May 9, 2008.

10.14
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

10.15	Artesian Resources Corporation 2005 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. **

10.16
Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan, as amended.  Incorporated by reference to Exhibit 10.4 filed with the Company's Form 10-Q for the quarterly period ended June 30, 2003.**

10.17	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.18	Officer's Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.**

21	Subsidiaries of the Company as of December 31, 2015. *

23.1	Consent of BDO USA, LLP *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements from Artesian Resources Corporation's Annual Report on Form 10-K for the year ended December 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders' Equity and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Compensation plan or arrangement required to be filed or incorporated as an exhibit.