Form 10-Q
period 2016-03-31
ARTESIAN RESOURCES CORP
filed 2016-05-06
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of  May 3, 2016, 8,192,449 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	March 31, 2016	December 31, 2015
Utility plant, at original cost (less accumulated depreciation 2016 - $ 106,802; and 2015 - $104,750)	$407,173	$405,606
Current assets
Cash and cash equivalents	511	209
Accounts receivable (less allowance for doubtful accounts 2016 - $263; 2015 - $277)	5,809	6,350
Income tax receivable	128	1,428
Unbilled operating revenues	1,658	1,535
Materials and supplies	1,765	1,713
Prepaid property taxes	807	1,591
Prepaid expenses and other	1,412	1,618
Total current assets	12,090	14,444
Other assets
Non-utility property (less accumulated depreciation - 2016- $557; 2015 - $535)	3,937	3,956
Other deferred assets	3,610	3,444
Total other assets	7,547	7,400
Regulatory assets, net	3,996	4,176
Total Assets	$430,806	$431,626

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$9,073	$9,058
Preferred stock	—	—
Additional paid-in capital	96,002	95,631
Retained earnings	28,462	27,642
Total stockholders' equity	133,537	132,331
Long-term debt, net of current portion	103,259	103,647
	236,796	235,978
Current liabilities
Lines of credit	6,466	10,487
Overdraft payable	971	546
Current portion of long-term debt	1,298	1,289
Accounts payable	3,052	4,914
Accrued expenses	1,501	1,254
Accrued interest	1,165	1,032
Customer deposits	755	704
Other	2,230	2,177
Total current liabilities	17,438	22,403

Commitments and contingencies	—	—

Deferred credits and other liabilities
Net advances for construction	8,522	8,752
Postretirement benefit obligation	230	230
Deferred investment tax credits	558	562
Utility plant retirement cost obligation	902	883
Deferred income taxes	63,518	62,971
Total deferred credits and other liabilities	73,730	73,398

Net contributions in aid of construction	102,842	99,847
	$430,806	$431,626
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months
	Ended March 31,
	2016	2015
Operating revenues
Water sales	$16,436	$16,038
Other utility operating revenue	865	862
Non-utility operating revenue	1,148	1,062
Total Operating Revenues	18,449	17,962

Operating expenses
Utility operating expenses	8,546	8,661
Non-utility operating expenses	635	521
Depreciation and amortization	2,315	2,209
State and federal income taxes	1,952	1,764
Property and other taxes	1,148	1,135
Total Operating Expenses	14,596	14,290

Operating income	3,853	3,672

Other income, net
Allowance for funds used during construction	24	24
Miscellaneous	656	590

Income before interest charges	4,533	4,286

Interest charges	1,703	1,748

Net income applicable to common stock	$2,830	$2,538

Income per common share:
Basic	$0.31	$0.28
Diluted	$0.31	$0.28

Weighted average common shares outstanding:
Basic	9,066	8,917
Diluted	9,130	8,955

Cash dividends per share of common stock	$0.2216	$0.2151

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Three Months
	Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,830	$2,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,315	2,209
Deferred income taxes, net	543	737
Stock compensation	--	33
AFUDC, equity portion	(16)	(16)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	541	(1,033)
Income tax receivable	1,300	615
Unbilled operating revenues	(123)	1,839
Materials and supplies	(52)	36
Prepaid property taxes	784	614
Prepaid expenses and other	206	178
Other deferred assets	(175)	(174)
Regulatory assets	163	30
Accounts payable	(1,862)	(352)
Accrued expenses	247	275
Accrued interest	133	(235)
Customer deposits and other, net	104	705
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,938	7,999

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(4,270)	(3,609)
Proceeds from sale of assets	19	6
NET CASH USED IN INVESTING ACTIVITIES	(4,251)	(3,603)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under lines of credit agreements	(4,021)	(4,789)
Increase (decrease) in overdraft payable	425	720
Net advances and contributions in aid of construction	3,214	1,896
Net proceeds from issuance of common stock	386	174
Dividends paid	(2,010)	(1,917)
Principal repayments of long-term debt	(379)	(370)
NET CASH USED IN FINANCING ACTIVITIES	(2,385)	(4,286)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	302	110

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	209	243

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$511	$353

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions	$--	$299
Interest paid	$1,570	$1,983
Income taxes paid	$106	$80

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

Artesian Wastewater Management, Inc., or Artesian Wastewater, is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company. As of March 31, 2016, Artesian Wastewater owned and operated four wastewater treatment facilities, which are capable of treating approximately 730,000 gallons per day and can be expanded to treat approximately 1.6 million gallons per day, or mgd.

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

Artesian Utility was formed in 1996. It designs and builds water and wastewater infrastructure and provides contract water and wastewater services on the Delmarva Peninsula. Artesian Utility also evaluates land parcels, provides recommendations to developers on the size of water or wastewater facilities and the type of technology that should be used for treatment at such facilities, and operates water and wastewater facilities in Delaware for municipal and governmental organizations. Artesian Utility also contracts with developers for design and construction of wastewater facilities within the Delmarva Peninsula, using a number of different technologies for treatment of wastewater at each facility. Artesian Utility also operates the Water Service Line Protection Plan, or WSLP Plan, the Sewer Service Line Protection Plan, or SSLP Plan, and the Internal Service Line Protection Plan, or ISLP Plan.

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

Artesian Utility has operated the WSLP Plan and the SSLP Plan since April 2012. In November 2015, a third plan was added, the Internal Service Line Protection, or ISLP Plan. Artesian Resources initiated the WSLP Plan in March 2005. The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit. Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources. The ISLP Plan was introduced in November 2015 to further enhance available coverage to include water and wastewater lines within customers' residences. As of March 31, 2016, approximately 19,250, or 25.0%, of our eligible water customers signed up for the WSLP Plan, approximately 14,710, or 19.1%, of our eligible customers signed up for the SSLP Plan, and approximately 1,940 customers signed up for the ISLP Plan in the first five months it was offered. Approximately 1,260 non-customer participants signed up for either the WSLP Plan, the SSLP Plan, or the ISLP Plan.

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

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation

The unaudited condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company's annual report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company's annual report on Form 10-K for fiscal year 2015 as filed with the Securities and Exchange Commission on March 11, 2016.

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company's balance sheet position as of March 31, 2016, the results of operations for the three month periods ended March 31, 2016 and 2015 and the cash flows for the three month periods ended March 31, 2016 and 2015.

The results of operations for the interim periods presented are not necessarily indicative of the results for the full year or for future periods.

Reclassification

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements. These reclassifications had no effect on net income or stockholders' equity.

In the first quarter of 2016, the Company adopted amended guidance on the Presentation of Debt Issuance Costs and amended guidance on Income Taxes, both of which were issued by the Financial Accounting Standards Board, or FASB, in 2015. The amended guidance on the Presentation of Debt Issuance Costs requires entities to present debt issuance costs related to a debt liability as a direct deduction from the carrying amount of that debt liability on the balance sheet as opposed to being presented as a deferred charge. The amended guidance on Income Taxes simplified the presentation of deferred income taxes, permitting all deferred income tax liabilities be classified as noncurrent on the balance sheet.

For all periods presented in this Form 10-Q for the quarter ended March 31, 2016, unamortized debt issuance costs related to the Company's long-term debt are reported on the Condensed Consolidated Balance Sheets within "Regulatory Assets, Net" under FASB ASC Topic 980 as this amount will be recovered in future rates charged to our customers.  Prior to adoption, the Company reported the unamortized debt issuance costs in "Other Assets" on the Condensed Consolidated Balance Sheets.  Deferred income taxes are reported as noncurrent on the Condensed Consolidated Balance Sheets.  Prior to adoption, the Company reported current and noncurrent deferred income tax liabilities as separate amounts on the Condensed Consolidated Balance Sheets.

NOTE 3 – STOCK COMPENSATION PLANS

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

There was no compensation expense related to stock options recorded for the three months ended March 31, 2016.  For the three months ended March 31, 2015, compensation expense of approximately $33,000 was recorded for stock options granted in May 2014. Costs were determined based on the fair value at the grant date and those costs were charged to income over the service period associated with the grants.

There was no stock compensation cost capitalized as part of an asset.

The fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants issued in 2014. All options were granted at market value with a 10-year option term with a vesting period of one year from the date of grant.

Expected Dividend Yield	3.88%
Expected Stock Price Volatility	26.50%
Weighted Average Risk-Free Interest Rate	2.24%
Weighted Average Expected Life of Options (in years)	7.52

The following summary reflects changes in the shares of Class A Stock underlying options for the three months ended March 31, 2016:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)
Plan options
Outstanding at January 1, 2016	270,000	$19.34		$2,256
Granted	–	–		–
Exercised	(6,750)	21.11		30
Expired	–	–		–
Outstanding at March 31, 2016	263,250	$19.30	4.71	$2,280

Options exercisable at March 31, 2016	263,250	$19.30	4.71	$2,280

The total intrinsic value of options exercised during the three months ended March 31, 2016 was approximately $30,000.

There were no unvested option shares outstanding during the three months ended March 31, 2016.

As of March 31, 2016, there was no unrecognized expense related to non-vested option shares granted under the 2015 Plan.

On December 18, 2015, 5,000 shares of Class A common stock were issued as fully vested unrestricted stock awards. The fair market value per share was $27.38, the closing price of the Class A common stock as recorded on the Nasdaq Global Market on December 18, 2015.

NOTE 4 - REGULATORY ASSETS

FASB ASC Topic 980 stipulates generally accepted accounting principles for companies whose rates are established or subject to approvals by a third-party regulatory agency. Certain expenses are recoverable through rates charged to our customers, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the Delaware Public Service Commission, or DEPSC, the Maryland Public Service Commission, or MDPSC, and the Pennsylvania Public Utility Commission, or PAPUC. Depreciation and salary study expenses are amortized on a straight-line basis over a period of five years. All other expenses related to Delaware rate proceedings and applications to increase rates are amortized on a straight line basis over a period of two and a half years. Other expenses related to Maryland rate proceedings and applications to increase rates are amortized on a straight line basis over a period of five years or until the next rate increase application. The postretirement benefit obligation is the recognition of an offsetting regulatory asset as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees when they render the services necessary to earn the benefits. Debt issuance costs are amortized over the term of the related debt, which ranges from ten to thirty years. The deferred income taxes will be amortized over future years as the tax effects of temporary differences that previously flowed through to our customers are reversed. Goodwill was recognized as a result of the acquisition of the Mountain Hill Water Company in August 2008 and is currently being amortized on a straight-line basis over a period of fifty years. Deferred acquisition and franchise costs are the result of due diligence costs related to the December 2011 purchase of water assets in Cecil County, Maryland and the November 2010 purchase of the Port Deposit, Maryland water assets. Amortization of these deferred acquisition costs began once the acquired assets were placed into service. These acquisition costs will be amortized over a period of twenty years, while the franchise costs will be amortized over a period of eighty years.

Regulatory assets, net of amortization, comprise:
	(in thousands)
	March 31, 2016	December 31, 2015

Postretirement benefit obligation	$329	$329
Debt issuance costs	1,717	1,747
Deferred income taxes	442	446
Goodwill	316	318
Deferred acquisition and franchise costs	710	720
Expense of rate and regulatory proceedings	482	616
	$3,996	$4,176

Artesian Water contributed $24,000 to its postretirement benefit plan in the first three months of 2016. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

NOTE 5 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.

The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months
	Ended March 31,
	2016	2015
	(in thousands)

Weighted average common shares outstanding during the period for Basic computation	9,066	8,917
Dilutive effect of employee stock options	64	38

Weighted average common shares outstanding during the period for Diluted computation	9,130	8,955

For the three months ended March 31, 2016, no shares of employee stock options were excluded from the calculations of diluted net income per share, as the calculated proceeds from the options' exercise were greater than the average market price of the Company's common stock during this period.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Stock. As of March 31, 2016, 8,191,397 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of March 31, 2015, 8,038,721 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share. For the three months ended March 31, 2016 and March 31, 2015, the Company issued 15,184 and 8,044 shares of Class A Stock, respectively.

Equity per common share was $14.73 and $14.77 at March 31, 2016 and December 31, 2015 respectively. These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on March 31, 2016 and December 31, 2015, respectively.

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

Other Proceedings

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC. This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC approval process is less costly when compared to the approval process for general rate increase requests. The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period. In November 2014, Artesian Water filed an application with the DEPSC for approval to collect a DSIC rate of 0.34% effective January 1, 2015. This rate was based on approximately $1.3 million in eligible plant improvements since September 30, 2014. On December 16, 2014, the DEPSC approved the DSIC effective January 1, 2015, subject to audit at a later date. In May 2015, Artesian Water filed an application with the DEPSC for approval to collect a cumulative DSIC rate of 1.15% effective July 1, 2015. This rate was based on approximately $4.6 million in eligible plant improvements through April 30, 2015. On June 16, 2015 the DEPSC approved the DSIC effective July 1, 2015, subject to audit at a later date. On November 24, 2015, Artesian Water filed an application with the DEPSC for approval to collect a cumulative DSIC rate of 1.57% effective January 1, 2016. This rate was based on approximately $7.0 million in eligible plant improvements through October 31, 2015. On December 15, 2015, the DEPSC approved the DSIC effective January 1, 2016, subject to audit at a later date. For the three months ended March 31, 2016 and March 31, 2015, we earned approximately $249,000 and $63,000 in DSIC revenue, respectively.

NOTE 7 – INCOME TAXES

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes. In 2014, the Company changed its tax method of accounting for qualifying utility system repairs effective with the tax year ended December 31, 2014 and for prior tax years. The tax accounting method was changed to permit the expensing of qualifying utility asset improvement costs that were previously being capitalized and depreciated for book and tax purposes. The Company recognized a tax deduction on its 2015 Federal tax return when filed of $1.4 million for qualifying capital expenditures made during the year.

The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known. The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense. The Company has accrued approximately $6,000 and $1,000 in penalties and interest for the three months ended March 31, 2016 and March 31, 2015, respectively. The Company remains subject to examination by federal and state authorities for tax years 2012 through 2015 and is currently under federal audit by the Internal Revenue Service for the tax years 2012, 2013 and 2014.

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

Long-term Financial Liabilities

All of Artesian Resources' outstanding long-term debt as of March 31, 2016 and December 31, 2015 was fixed-rate. The fair value of the Company's long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825. Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements. The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates. The carrying amount and fair value of Artesian Resources' long-term debt are shown below:

In thousands
	March 31, 2016	December 31, 2015
Carrying amount	$104,557	$104,936
Estimated fair value	$119,165	$120,243

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

In March 2016, the FASB issued amended guidance on Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic companies. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Management does not expect a material impact on the Company's financial statements due to the adoption of this guidance.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q which express our "belief," "anticipation" or "expectation," as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, our expectation of the timing of decisions by regulatory authorities, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our belief regarding our reliance on outside engineering firms, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, anticipated growth in our non-regulated division, the impact of recent acquisitions on our ability to expand and foster relationships, anticipated investments in certain of our facilities and systems and the sources of funding for such investments, sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A -Risk Factors, in our Annual Report on Form10-K for the year ended December 31, 2015, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2016

OVERVIEW

Our profitability is primarily attributable to the sale of water. Gross water sales comprise 89.1% of total operating revenues for the three months ended March 31, 2016. Our profitability is also attributed to the various contract operations, water and sewer Service Line Protection Plans and other services we provide. Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature. In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected. We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

While water sales revenues are our primary source of revenues, we continue to seek growth opportunities to provide wastewater service in Delaware and the surrounding areas. We also continue to explore and develop relationships with developers and municipalities in order to increase revenues from contract water and wastewater operations, wastewater management services, design, construction and engineering services. We plan to continue developing and expanding our contract operations and other services in a manner that complements our growth in water service to new customers. Our anticipated growth in these areas is subject to changes in residential and commercial construction, which may be affected by interest rates, inflation and general housing and economic market conditions. We anticipate continued growth in our non-regulated division due to our water, sewer, and internal Service Line Protection Plans.

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers. Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue. The Town of Middletown, which is one of our municipal customers and is located in southern New Castle County, Delaware, has more than tripled in population since 2001 and population growth in this area is expected to continue for some time as a result of ongoing and future residential construction. As population growth continues in Middletown and other areas in Delaware, we believe that the demand for water will increase, thereby contributing to an increase in our operating revenues. As of March 31, 2016 we had approximately 81,700 metered water customers in Delaware, an increase of approximately 900 compared to March 31, 2015. The number of metered water customers in Maryland totaled 2,290 as of March 31, 2016, an increase of approximately 20 compared to March 31, 2015. The number of metered water customers in Pennsylvania remained consistent with 2015. For the three months ended March 31, 2016, approximately 1.7 billion gallons of water were distributed in our Delaware systems and approximately 38.3 million gallons of water were distributed in our Maryland systems.

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

Artesian Utility operates the Water Service Line Protection Plan, or WSLP Plan, and the Sewer Service Line Protection Plan, or SSLP Plan. In November 2015, a third plan was added, the Internal Service Line Protection, or ISLP Plan. The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit. Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources. In November 2015, the ISLP Plan was introduced to further enhance available coverage to include water and wastewater lines within customers' residences. As of March 31, 2016, approximately 19,250, or 25.0%, of our eligible water customers signed up for the WSLP Plan, approximately 14,710, or 19.1%, of our eligible customers signed up for the SSLP Plan, and approximately 1,940 customers signed up for the ISLP Plan in the first five months it was offered. Approximately 1,260 non-customer participants signed up for either the WSLP Plan, the SSLP Plan, or the ISLP Plan.

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

Results of Operations – Analysis of the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015.

Operating Revenues

Revenues totaled $18.4 million for the three months ended March 31, 2016, $0.4 million, or 2.7%, above revenues for the three months ended March 31, 2015 of $18.0 million. Water sales revenues increased $0.4 million, or 2.5%, for the three months ended March 31, 2016 from the corresponding period in 2015, primarily due to an increase in Distribution System Improvement Charge, or DSIC revenue, increased customer count, and the final rate adjustment based on the final DEPSC rate order issued on January 19, 2016. These increases were slightly offset by a decrease in water consumption. We realized 89.1% of our total operating revenue for the three months ended March 31, 2016 from the sale of water as compared to 89.3% for the three months ended March 31, 2015.

Non-utility operating revenue increased approximately $86,000, or 8.1%, for the three months ended March 31, 2016 compared to the same period in 2015. The increase is primarily due to an increase in water, wastewater and internal Service Line Protection Plan, or SLP Plans, revenue. The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service or clogged sewer lines up to an annual limit. The Internal SLP Plan offers coverage to include water and wastewater lines within the residence.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $12,000, or 0.1%, for the three months ended March 31, 2016, compared to the same period in 2015.

Utility operating expenses decreased $115,000, or 1.3%, for the three months ended March 31, 2016 over the same period in 2015. The net decrease is primarily related to the following:

·	Purchased power and water treatment expenses decreased $87,000, primarily related to decreased consumption.

·	Stock option expenses decreased $33,000 related to the timing of options awarded.

·	Purchased water expense decreased $23,000 due to the timing of purchases under contract from the Chester Water Authority.

·	Payroll and employee benefit costs increased $75,000, primarily related to wage increases implemented in the second half of 2015.

Non-utility operating expenses increased $114,000, or 21.9%, for the three months ended March 31, 2016 over the same period in 2015 primarily related to an increase in the costs associated with SLP Plan activities.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 56.0% for the three months ended March 31, 2016, compared to 57.4% for the three months ended March 31, 2015.

Depreciation and amortization expense increased by $0.1 million, or 4.8%, to $2.3 million as a result of continued investment in utility plant providing supply, treatment, storage and distribution of water to customers.

Federal and state income tax expense increased $0.2 million, primarily due to higher pre-tax income for the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

Other Income, Net

Miscellaneous income increased $66,000, primarily due to a decrease in charitable contributions this period compared to the same period last year.

Interest Charges

Interest expense decreased $45,000 for the three months ended March 31, 2016 compared to the same period a year ago primarily due to a decrease in the Series S First Mortgage Bond interest rate from 6.73% to 4.45% effective March 1, 2016.

Net Income

Our net income applicable to common stock increased $0.3 million for the three months ended March 31, 2016, compared to the same period a year ago. This increase in net income was primarily due to a higher operating income margins in our water utility business.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the three months ended March 31, 2016  were $6.9 million provided by cash flow from operating activities and $3.2 million in net contributions and advances from developers. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer. A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers. As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

Investment in Plant and Systems

The primary focus of Artesian Water's investment is to continue to provide high quality reliable service to our growing service territory. We invested $4.3 million in capital expenditures during the first three months of 2016 compared to $3.6 million invested during the same period in 2015. During the first three months of 2016, we invested approximately $1.3 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities. We invested $0.4 million to enhance or improve existing treatment facilities and for the rehabilitation of pumping equipment to better serve our customers. We invested $0.6 million for equipment purchases, computer hardware and software upgrades and transportation and equipment purchases. Developers financed $1.4 million for the installation of water mains and hydrants for the first three months of 2016 compared to $0.4 million for the first three months of 2015. We invested $0.4 million to upgrade and automate our meter reading equipment. We invested approximately $0.1 million in mandatory utility plant expenditures due to governmental highway projects which require the relocation of water service mains in addition to facility improvements and upgrades. An additional $0.1 million was invested in wastewater projects in Delaware.

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

Lines of Credit

At March 31, 2016, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources. As of March 31, 2016, there was $39.0 million of available funds under this line of credit. The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%. This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time. The term of this line of credit expires on the earlier of May 27, 2016 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At March 31, 2016, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland. As of March 31, 2016, there was $14.5 million of available funds under this line of credit. The interest rate for borrowings under this line is LIBOR plus 1.50%. CoBank may make an annual patronage refund, which has been equal to 1.00% of the average line of credit and loan volume outstanding by Artesian. The patronage refunds earned by Artesian for the three months ended March 31, 2016 and March 31, 2015 were $0.7 million and $0.7 million, respectively. The term of this line of credit expires on July 12, 2016.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$6,466	$	-----	$	-----	$	-----

Long-Term Debt

Artesian Water's trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66⅔% of total capitalization. Our debt to total capitalization, including the short-term portion thereof, was 43.9% at March 31, 2016. In addition, our revolving line of credit with CoBank contains customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets, change our business or incur additional indebtedness.  In addition, this line of credit requires us to abide by certain financial covenants and ratios. As of March 31, 2016, we were in compliance with these covenants.

We expect to fund our activities for the next 12 months using our available cash balances and bank credit lines, plus projected cash generated from operations.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$6,670	$36,630	$29,718	$79,359	$152,377
State revolving fund loans (principal and interest)	1,002	2,005	2,005	5,555	10,567
Operating leases	75	110	116	1,466	1,767
Unconditional purchase obligations	3,819	7,638	7,648	2,877	21,982
Tank painting contractual obligation	201	--	--	--	201
Total contractual cash obligations	$11,767	$46,383	$39,487	$89,257	$186,894

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

Artesian Water entered into a letter agreement with Co Bank in September 2015 confirming the forward setting of a fixed rate of a First Mortgage Bond, Series S. The Bond carried an annual interest rate of 6.73% through March 1, 2016. The terms of the Bond Purchase Agreement state that Artesian Water may request that after March 1, 2016 the annual interest rate be fixed by CoBank in its sole and absolute discretion for a period through the Maturity Date or for such shorter periods as mutually agreed by the Company and CoBank. The Letter Agreement set the fixed annual interest rate, to be effective March 1, 2016 through the Maturity Date, at an annual interest rate of 4.45%. The Bond is subject to redemption in a principal amount equal to $150,000 plus interest per calendar quarter, payable on the first business day of March, June, September and December each year. The principal amount of the Bond at March 1, 2016 was $10,650,000.

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

Critical Accounting Assumptions, Estimates and Policies; Recent Accounting Standards

This discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2015 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2015. The preparation of those financial statements required management to make assumptions and estimates that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those based on such assumptions and estimates.

Our critical accounting policies are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2015. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2015 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2015.

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2015 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2015 and also in the notes to our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first three months of 2016 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2043, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt's maturity. In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at March 31, 2016 were approximately $6.5 million. An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line. We are also exposed to market risk associated with changes in commodity prices. Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers. We have also sought to mitigate future significant electric price increases by signing a multi-year supply contract, at a fixed price.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in such Annual Report on Form 10-K.

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

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).*

101
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: May 06, 2016	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: May 06, 2016	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).*

101
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

* Filed herewith