Form 10-Q
period 2016-06-30
ARTESIAN RESOURCES CORP
filed 2016-08-05
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of  August 1, 2016, 8,225,603 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	June 30, 2016	December 31, 2015
Utility plant, at original cost (less accumulated depreciation 2016 - $ 108,940; and 2015 - $104,750)	$413,642	$405,606
Current assets
Cash and cash equivalents	223	209
Accounts receivable (less allowance for doubtful accounts 2016 - $268; 2015 - $277)	7,885	6,350
Income tax receivable	57	1,428
Unbilled operating revenues	1,719	1,535
Materials and supplies	1,936	1,713
Prepaid property taxes	3	1,591
Prepaid expenses and other	2,164	1,618
Total current assets	13,987	14,444
Other assets
Non-utility property (less accumulated depreciation - 2016- $578; 2015 - $535)	3,916	3,956
Other deferred assets	3,607	3,444
Total other assets	7,523	7,400
Regulatory assets, net	3,806	4,176
Total Assets	$438,958	$431,626

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$9,107	$9,058
Preferred stock	—	—
Additional paid-in capital	96,821	95,631
Retained earnings	29,460	27,642
Total stockholders' equity	135,388	132,331
Long-term debt, net of current portion	102,992	103,647
	238,380	235,978
Current liabilities
Lines of credit	4,818	10,487
Overdraft payable	841	546
Current portion of long-term debt	1,302	1,289
Accounts payable	3,633	4,914
Accrued expenses	2,205	1,254
Accrued interest	990	1,032
Customer deposits	807	704
Other	2,856	2,177
Total current liabilities	17,452	22,403

Commitments and contingencies	—	—

Deferred credits and other liabilities
Net advances for construction	8,608	8,752
Postretirement benefit obligation	230	230
Deferred investment tax credits	553	562
Utility plant retirement cost obligation	906	883
Deferred income taxes	64,711	62,971
Total deferred credits and other liabilities	75,008	73,398

Net contributions in aid of construction	108,118	99,847
	$438,958	$431,626
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Operating revenues
Water sales	$17,323	$17,474	$33,760	$33,512
Other utility operating revenue	912	894	1,777	1,756
Non-utility operating revenue	1,160	1,168	2,308	2,229
	19,395	19,536	37,845	37,497

Operating expenses
Utility operating expenses	8,766	8,501	17,312	17,162
Non-utility operating expenses	590	607	1,226	1,127
Depreciation and amortization	2,249	2,192	4,564	4,401
State and federal income taxes	2,023	2,191	3,975	3,955
Property and other taxes	1,098	1,060	2,246	2,195
	14,726	14,551	29,323	28,840

Operating income	4,669	4,985	8,522	8,657

Other income, net
Allowance for funds used during construction (AFUDC)	49	43	72	67
Miscellaneous	(31)	(41)	625	549

Income before interest charges	4,687	4,987	9,219	9,273

Interest charges	1,646	1,754	3,349	3,503

Net income applicable to common stock	$3,041	$3,233	$5,870	$5,770

Income per common share:
Basic	$0.33	$0.36	$0.65	$0.65
Diluted	$0.33	$0.36	$0.64	$0.64

Weighted average common shares outstanding:
Basic	9,092	8,926	9,079	8,922
Diluted	9,155	8,960	9,142	8,958

Cash dividends per share of common stock	$0.2249	$0.2183	$0.4465	$0.4334

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Six Months
	Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,870	$5,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,564	4,401
Deferred income taxes, net	1,731	1,839
Stock compensation	22	46
AFUDC, equity portion	(48)	(44)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(1,535)	(878)
Income tax receivable	1,371	1,284
Unbilled operating revenues	(184)	1,360
Materials and supplies	(223)	131
Prepaid property taxes	1,588	1,398
Prepaid expenses and other	(546)	(365)
Other deferred assets	(181)	(178)
Regulatory assets	336	55
Accounts payable	(1,281)	(1,166)
Accrued expenses	951	218
Accrued interest	(42)	(392)
Customer deposits and other, net	782	1,530
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,175	15,009

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(12,050)	(9,581)
Proceeds from sale of assets	32	17
NET CASH USED IN INVESTING ACTIVITIES	(12,018)	(9,564)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under lines of credit agreements	(5,669)	(4,675)
Increase in overdraft payable	295	396
Net advances and contributions in aid of construction	7,709	3,080
Net proceeds from issuance of common stock	1,216	364
Dividends paid	(4,052)	(3,865)
Principal repayments of long-term debt	(642)	(628)
NET CASH USED IN FINANCING ACTIVITIES	(1,143)	(5,328)

NET INCREASE IN CASH AND CASH EQUIVALENTS	14	117

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	209	243

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$223	$360

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions	$1,332	$695
Interest paid	$3,391	$3,895
Income taxes paid	$153	$718
See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Artesian Resources Corporation, or Artesian Resources, includes income from the earnings of our eight wholly owned subsidiaries. The terms "we", "our", "Artesian" and the "Company" as used herein refer to Artesian Resources and its subsidiaries.

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

Artesian Utility has operated the WSLP Plan and the SSLP Plan since April 2012. In November 2015, a third plan was added, the ISLP Plan. Artesian Resources initiated the WSLP Plan in March 2005. The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit. Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources. The ISLP Plan was introduced in November 2015 to further enhance available coverage to include water and wastewater lines within customers' residences. As of June 30, 2016, approximately 19,450, or 25.1%, of our eligible water customers signed up for the WSLP Plan, approximately 14,990, or 19.4%, of our eligible customers signed up for the SSLP Plan, and approximately 2,900 customers signed up for the ISLP Plan. Approximately 1,260 non-customer participants signed up for either the WSLP Plan, the SSLP Plan, or the ISLP Plan.

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

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company's balance sheet position as of June 30, 2016, the results of operations for the three and six month periods ended June 30, 2016 and 2015 and the cash flows for the six month periods ended June 30, 2016 and 2015.

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

For all periods presented in this Form 10-Q, unamortized debt issuance costs related to the Company's long-term debt are reported on the Condensed Consolidated Balance Sheets within "Regulatory Assets, Net" under FASB ASC Topic 980 as this amount will be recovered in future rates charged to our customers.  Prior to adoption, the Company reported the unamortized debt issuance costs in "Other Assets" on the Condensed Consolidated Balance Sheets.  Deferred income taxes are reported as noncurrent on the Condensed Consolidated Balance Sheets.  Prior to adoption, the Company reported current and noncurrent deferred income tax liabilities as separate amounts on the Condensed Consolidated Balance Sheets.

NOTE 3 – STOCK COMPENSATION PLANS

On December 9, 2015, the Company's stockholders approved the 2015 Equity Compensation Plan, or the 2015 Plan, which replaced the 2005 Equity Compensation Plan, or the 2005 Plan that expired on May 24, 2015. The 2015 Plan provides that grants may be in any of the following forms: incentive stock options, nonqualified stock options, stock units, stock awards, dividend equivalents and other stock-based awards. The 2015 Plan is administered and interpreted by the Compensation Committee of the Board of Directors, or the Committee. The Committee has the authority to determine the individuals to whom grants will be made under the 2015 Plan, determine the type, size and terms of the grants, determine the time when grants will be made and the duration of any applicable exercise or restriction period (subject to the limitations of the 2015 Plan) and deal with any other matters arising under the 2015 Plan. The Committee presently consists of three directors, each of whom is a non-employee director of the Company. All of the employees of the Company and its subsidiaries are eligible for grants under the 2015 Plan. Non-employee directors of the Company are also eligible to receive grants under the 2015 Plan.

Compensation expense of $22,000 related to the May 2016 issue of restricted stock awards was recorded for both the three and six months ended June 30, 2016.  For the three and six months ended June 30, 2015, compensation expense of approximately $13,000 and $46,000, respectively, was recorded for stock options granted in May 2014.  Costs were determined based on the fair value at the grant date and those costs were charged to income over the service period associated with the grants.

There was no stock compensation cost capitalized as part of an asset.

The fair value of each option grant was estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants issued in May 2014. All options were granted at market value with a 10-year option term with a vesting period of one year from the date of grant.

Expected Dividend Yield	3.88%
Expected Stock Price Volatility	26.50%
Weighted Average Risk-Free Interest Rate	2.24%
Weighted Average Expected Life of Options (in years)	7.52

On May 4, 2016, 5,000 shares of Class A common stock were granted as restricted stock awards.  The fair market value per share was $27.70, the closing price of the Class A common stock as recorded on the Nasdaq Global Market on May 4, 2016.  The restricted shares are subject to a one year vesting period from the date of grant. Prior to their release date, these restricted stock awards may be subject to forfeiture in the event of the recipient's termination of employment.

On December 18, 2015, 5,000 shares of Class A common stock were issued as fully vested unrestricted stock awards. The fair market value per share was $27.38, the closing price of the Class A common stock as recorded on the Nasdaq Global Market on December 18, 2015.

The following summary reflects changes in the shares of Class A Stock underlying options and restricted stock awards for the six months ended June 30, 2016:

	Options				Restricted Awards
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)	Outstanding Restricted Stock Awards	Weighted Average Grant Date Fair Value
Plan options/restricted stock awards
Outstanding at January 1, 2016	270,000	$19.34		$2,256	–	–
Granted	–	–		–	5,000	$27.70
Exercised/vested and released	(33,750)	19.64		286	–	–
Expired/cancelled	–	–		–	–	–
Outstanding at June 30, 2016	236,250	$19.30	4.84	$3,453	5,000	$27.70

Exercisable/vested at June 30, 2016	236,250	$19.30	4.84	$3,453	–	–

The total intrinsic value of options exercised during the six months ended June 30, 2016 was approximately $286,000.

There were no unvested option shares outstanding under the 2015 Plan during the six months ended June 30, 2016.

As of June 30, 2016, there was no unrecognized expense related to non-vested option shares granted under the 2015 Plan.

As of June 30, 2016, there was $116,000 total unrecognized expense related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.84 years, the remaining vesting period for the restricted stock awards.

The following summary reflects changes in the non-vested restricted shares of Class A Stock for the six months ended June 30, 2016.
	Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Shares
Outsanding at January 1, 2016	–	–
Granted	5,000	$27.70
Vested and released	–	–
Cancelled	–	–
Oustanding at June 30, 2016	5,000	$27.70

Restricted shares vested at June 30, 2016	–	–

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

Regulatory assets, net of amortization, comprise:
	(in thousands)
	June 30, 2016	December 31, 2015

Postretirement benefit obligation	$329	$329
Debt issuance costs	1,686	1,747
Deferred income taxes	438	446
Goodwill	314	318
Deferred acquisition and franchise costs	701	720
Expense of rate and regulatory proceedings	338	616
	$3,806	$4,176

Artesian Water contributed $45,000 to its postretirement benefit plan in the first six months of 2016. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

NOTE 5 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.

The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)

Weighted average common shares outstanding during the period for Basic computation	9,092	8,926	9,079	8,922
Dilutive effect of employee stock options	63	34	63	36

Weighted average common shares outstanding during the period for Diluted computation	9,155	8,960	9,142	8,958

For the three and six months ended June 30, 2016, 4,430 and 4,500 shares of restricted stock awards were excluded from the calculations of diluted net income per share, respectively.  Due to unrecognized compensation costs during the noted periods, the hypothetical repurchase of shares exceeds the number of restricted shares expected to vest during the period, creating an anti-dilutive effect.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Stock.  As of June 30, 2016, 8,225,293 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of June 30, 2015, 8,047,581 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share. For the three months ended June 30, 2016 and June 30, 2015, the Company issued 33,896 and 8,860 shares of Class A Stock, respectively. For the six months ended June 30, 2016 and June 30, 2015, the Company issued 49,080 and 16,904 shares of Class A Stock.

Equity per common share was $14.89 and $14.77 at June 30, 2016 and December 31, 2015, respectively. These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on June 30, 2016 and December 31, 2015, respectively.

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

On August 18, 2015, the DEPSC made a preliminary ruling in response to Artesian Water's April 2014 application to implement new rates to meet a requested increase in revenue of 15.90%, or approximately $10.0 million, on an annualized basis.  The preliminary ruling recommended a permanent rate increase in revenue of approximately $6.0 million, or 9.50%, on an annualized basis, which was an incremental increase for customers of approximately 6.20% above the DSIC rate previously in effect. On October 6, 2015, a DEPSC order was issued concurring with the preliminary ruling issued on August 18, 2015. On January 19, 2016, a final DEPSC order was issued related to the permanent rate increase and concurred to the October 6, 2015 order. Since the permanent rate increase was less than amounts collected under previously approved temporary increases in rates, Artesian Water was required to refund a portion of the temporary rate increases to its customers. The refund, plus interest, at the average prime rate, for the overpayment from customers was applied to current and future customer bills in October 31, 2015. Since the final rate award was at a level not less than the amount previously reported as income, there was no material impact upon previously reported water sales revenue. The new rates are designed to allow recovery of capital investments made by Artesian Water and to cover increased costs of operations, including water quality testing, chemicals and electricity for water treatment, taxes, labor and benefits.

Other Proceedings

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC. This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC approval process is less costly when compared to the approval process for general rate increase requests. The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period. In November 2014, Artesian Water filed an application with the DEPSC for approval to collect a DSIC rate of 0.34% effective January 1, 2015. This rate was based on approximately $1.3 million in eligible plant improvements since September 30, 2014. On December 16, 2014, the DEPSC approved the DSIC effective January 1, 2015, subject to audit at a later date. In May 2015, Artesian Water filed an application with the DEPSC for approval to collect a cumulative DSIC rate of 1.15% effective July 1, 2015. This rate was based on approximately $4.6 million in eligible plant improvements through April 30, 2015. On June 16, 2015 the DEPSC approved the DSIC effective July 1, 2015, subject to audit at a later date. On November 24, 2015, Artesian Water filed an application with the DEPSC for approval to collect a cumulative DSIC rate of 1.57% effective January 1, 2016. This rate was based on approximately $7.0 million in eligible plant improvements through October 31, 2015. On December 15, 2015, the DEPSC approved the DSIC effective January 1, 2016, subject to audit at a later date. On May 31, 2016, Artesian Water filed an application with the DEPSC for approval to collect a cumulative DSIC rate of 2.30% effective July 1, 2016.  This rate was based on approximately $10.3 million in eligible plant improvements through April 30, 2016.  On June 28, 2016, the DEPSC approved the DSIC effective July 1, 2016, subject to audit at a later date.  For the three and six months ended June 30, 2016 we earned approximately $257,000 and $506,000 in DSIC revenue, respectively. For the three and six months ended June 30, 2015, we earned approximately $59,000 and $122,000 in DSIC revenue, respectively.

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

In December 2015, the Company was notified by the IRS that its Federal tax filing for 2014 would be reviewed along with the effects of the net operating loss generated in 2014 and carryback to the 2012 and 2013 tax years.  This review, which began in the first quarter of 2016 and was completed in the second quarter of 2016, resulted in no change to the tax liability.  Since the Company had previously recorded a provision for the possible disallowance of a portion of the repair deduction in prior periods, the completion of the audit resulted in the reversal of the reserves in the amount of approximately $201,000.  While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the tax authorities.  Therefore, as required by FASB ASC 740, the Company has accrued approximately $400 and $1,400 in penalties and interest for the three and six months ended June 30, 2016, respectively, for any disallowance pertaining to the 2015 tax filing. The Company had accrued $5,000 and $6,000 in penalties and interest for the three and six months ended June 30, 2015, respectively, which have been reversed during the second quarter of 2016. The Company remains subject to examination by federal authorities for the tax year 2015 and state authorities for the tax years 2013 through 2015.

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

Long-term Financial Liabilities

All of Artesian Resources' outstanding long-term debt as of June 30, 2016 and December 31, 2015 was fixed-rate. The fair value of the Company's long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825. Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements. The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates. The carrying amount and fair value of Artesian Resources' long-term debt are shown below:

In thousands
	June 30, 2016	December 31, 2015
Carrying amount	$104,294	$104,936
Estimated fair value	$120,635	$120,243

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

In March 2016, the FASB issued amended guidance on Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. Some of the areas apply only to nonpublic companies allowing simplification. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Management does not expect a material impact on the Company's financial statements due to the adoption of this guidance.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q which express our "belief," "anticipation" or "expectation," as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, our expectation of the timing of decisions by regulatory authorities, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, anticipated growth in our non-regulated division, the impact of recent acquisitions on our ability to expand and foster relationships, anticipated investments in certain of our facilities and systems and the sources of funding for such investments, sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A -Risk Factors, in our Annual Report on Form10-K for the year ended December 31, 2015, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2016

OVERVIEW

Our profitability is primarily attributable to the sale of water. Gross water sales comprise 89.2% of total operating revenues for the six months ended June 30, 2016. Our profitability is also attributed to the various contract operations, water and sewer Service Line Protection Plans and other services we provide. Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature. In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected. We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

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

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers. Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue. The Town of Middletown, which is one of our municipal customers and is located in southern New Castle County, Delaware, has more than tripled in population since 2001 and population growth in this area is expected to continue for some time as a result of ongoing and future residential construction. As population growth continues in Middletown and other areas in Delaware, we believe that the demand for water will increase, thereby contributing to an increase in our operating revenues. As of June 30, 2016 we had approximately 82,100 metered water customers in Delaware, an increase of approximately 1,200 compared to June 30, 2015. The number of metered water customers in Maryland totaled 2,290 as of June 30, 2016, an increase of approximately 20 compared to June 30, 2015. The number of metered water customers in Pennsylvania remained consistent with 2015. For the six months ended June 30, 2016, approximately 3.6 billion gallons of water were distributed in our Delaware systems and approximately 76.3 million gallons of water were distributed in our Maryland systems.

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

Artesian Utility operates the Water Service Line Protection Plan, or WSLP Plan, and the Sewer Service Line Protection Plan, or SSLP Plan. In November 2015, a third plan was added, the Internal Service Line Protection, or ISLP Plan. The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit. Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources. In November 2015, the ISLP Plan was introduced to further enhance available coverage to include water and wastewater lines within customers' residences. As of June 30, 2016, approximately 19,450, or 25.1%, of our eligible water customers signed up for the WSLP Plan, approximately 14,990, or 19.4%, of our eligible customers signed up for the SSLP Plan, and approximately 2,900 customers signed up for the ISLP Plan. Approximately 1,260 non-customer participants signed up for either the WSLP Plan, the SSLP Plan, or the ISLP Plan.

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

On August 18, 2015, the DEPSC made a preliminary ruling in response to Artesian Water's April 2014 application to implement new rates to meet a requested increase in revenue of 15.90%, or approximately $10.0 million, on an annualized basis. The preliminary ruling recommended a permanent rate increase in revenue of approximately $6.0 million, or 9.50%, on an annualized basis, which was an incremental increase for customers of approximately 6.20% above the DSIC rate previously in effect. On October 6, 2015, a DEPSC order was issued concurring with the preliminary ruling issued on August 18, 2015. On January 19, 2016, a final DEPSC order was issued related to the permanent rate increase and concurred to the October 6, 2015 order. Since the permanent rate increase was less than amounts collected under previously approved temporary increases in rates, Artesian Water was required to refund a portion of the temporary rate increases to its customers. The refund, plus interest, at the average prime rate, for the overpayment from customers was applied to current and future customer bills in October 31, 2015. Since the final rate award was at a level not less than the amount previously reported as income, there was no material impact upon previously reported water sales revenue. The new rates are designed to allow recovery of capital investments made by Artesian Water and to cover increased costs of operations, including water quality testing, chemicals and electricity for water treatment, taxes, labor and benefits.

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC. This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC approval process is less costly when compared to the approval process for general rate increase requests. The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period. In November 2014, Artesian Water filed an application with the DEPSC for approval to collect a DSIC rate of 0.34% effective January 1, 2015. This rate was based on approximately $1.3 million in eligible plant improvements since September 30, 2014. On December 16, 2014, the DEPSC approved the DSIC effective January 1, 2015, subject to audit at a later date. In May 2015, Artesian Water filed an application with the DEPSC for approval to collect a cumulative DSIC rate of 1.15% effective July 1, 2015. This rate was based on approximately $4.6 million in eligible plant improvements through April 30, 2015. On June 16, 2015 the DEPSC approved the DSIC effective July 1, 2015, subject to audit at a later date. On November 24, 2015, Artesian Water filed an application with the DEPSC for approval to collect a cumulative DSIC rate of 1.57% effective January 1, 2016. This rate was based on approximately $7.0 million in eligible plant improvements through October 31, 2015. On December 15, 2015, the DEPSC approved the DSIC effective January 1, 2016, subject to audit at a later date. On May 31, 2016, Artesian Water filed an application with the DEPSC for approval to collect a cumulative DSIC rate of 2.30% effective July 1, 2016.  This rate was based on approximately $10.3 million in eligible plant improvements through April 30, 2016.  On June 28, 2016, the DEPSC approved the DSIC effective July 1, 2016, subject to audit at a later date.  For the three and six months ended June 30, 2016 we earned approximately $257,000 and $506,000 in DSIC revenue, respectively. For the three and six months ended June 30, 2015, we earned approximately $59,000 and $122,000 in DSIC revenue, respectively.

Results of Operations – Analysis of the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015.

Operating Revenues

Revenues totaled $19.4 million for the three months ended June 30, 2016, $0.1 million, or 0.7%, less than revenues for the three months ended June 30, 2015 of $19.5 million. Water sales revenues decreased $151,000, or 0.9%, for the three months ended June 30, 2016 from the corresponding period in 2015, primarily due to a decrease in overall water consumption as a result of a much cooler and wetter weather pattern this May compared to May 2015.  This decrease is partially offset by an increase in the Distribution System Improvement Charge, or DSIC. We realized 89.3% of our total operating revenue for the three months ended June 30, 2016 from the sale of water as compared to 89.4% for the three months ended June 30, 2015.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.3 million, or 2.8%, for the three months ended June 30, 2016, compared to the same period in 2015.

Utility operating expenses increased $0.3 million, or 3.1%, for the three months ended June 30, 2016 over the same period in 2015. The increase is primarily related to the following:

●
Administrative expenses increased $0.2 million, primarily due to increased legal costs associated with litigation before the DEPSC pertaining to a developer dispute over Contributions in Aid of Construction.

●	Payroll and employee benefit costs increased $0.1 million, primarily related to wage increases implemented in the second half of 2015.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 53.9% for the three months ended June 30, 2016, compared to 52.1% for the three months ended June 30, 2015.

Depreciation and amortization expense increased by $57,000, or 2.6%, as a result of continued investment in utility plant providing supply, treatment, storage and distribution of water to customers.

Federal and state income tax expense decreased $0.2 million, primarily due to lower pre-tax income for the three months ended June 30, 2016, compared to the three months ended June 30, 2015.

Interest Charges

Interest expense decreased $0.1 million for the three months ended June 30, 2016 compared to the same period a year ago primarily due to a decrease in the Series S First Mortgage Bond interest rate from 6.73% to 4.45% effective March 1, 2016 and a decrease in short-term debt outstanding.

Net Income

Our net income applicable to common stock decreased $0.2 million for the three months ended June 30, 2016, compared to the same period a year ago.  This decrease in net income was due to lower operating income margins in our water utility business, primarily the result of decreased water sales revenue and increased legal costs.

Results of Operations – Analysis of the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015.

Operating Revenues

Revenues totaled $37.8 million for the six months ended June 30, 2016, $0.3 million, or 0.9%, above revenues for the six months ended June 30, 2015 of $37.5 million. Water sales revenues increased $0.2 million, or 0.7%, for the six months ended June 30, 2016 from the corresponding period in 2015.  The increase in water sales is primarily due to an increase in the Distribution System Improvement Charge, or DSIC, which is partially offset by a decrease in overall water consumption.  We realized 89.2% of our total operating revenue for the six months ended June 30, 2016 from the sale of water as compared to 89.4% for the six months ended June 30, 2015.

Non-utility operating revenue increased approximately $0.1 million, or 3.5%, for the six months ended June 30, 2016 compared to the same period in 2015. The increase is primarily due to an increase in Service Line Protection Plan revenue and an increase in contract service revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.3 million, or 1.5%, for the six months ended June 30, 2016, compared to the same period in 2015.

Utility operating expenses increased $0.2 million, or 0.9%, for the six months ended June 30, 2016 over the same period in 2015. The net increase is primarily related to the following:

●	Payroll and employee benefit costs increased $0.2 million, primarily related to wage increases implemented in the second half of 2015.

●
Administrative expenses increased $0.1 million, primarily due to increased legal costs associated with litigation before the DEPSC pertaining to a developer dispute over Contributions in Aid of Construction.

●	Purchased water expense decreased $0.1 million, primarily due to the timing of purchases under contract from the Chester Water Authority.

Non-utility operating expenses increased $0.1 million, or 8.8%, for the six months ended June 30, 2016 over the same period in 2015 primarily due to an increase in payroll and benefit costs associated with Service Line Protection Plan and contract service activities.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 55.0% for the six months ended June 30, 2016, compared to 54.6% for the six months ended June 30, 2015.

Depreciation and amortization expense increased by $0.2 million, or 3.7%, to $4.6 million as a result of continued investment in utility plant providing supply, treatment, storage and distribution of water to customers.

Other Income, Net

Miscellaneous income, net increased $76,000, primarily due to the timing of charitable contributions this period compared to the same period last year.

Interest Charges

Interest expense decreased $0.1 million for the six months ended June 30, 2016 compared to the same period a year ago primarily due to a decrease in the Series S First Mortgage Bond interest rate from 6.73% to 4.45% effective March 1, 2016 and a decrease in short-term debt outstanding.

Net Income

Our net income applicable to common stock increased $0.1 million for the six months ended June 30, 2016, compared to the same period a year ago.  This increase in net income was primarily due to a decrease in interest charges.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the six months ended June 30, 2016 were $13.2 million provided by cash flow from operating activities, $7.7 million in net contributions and advances from developers and $1.2 million in net proceeds from the issuance of common stock, all of which are registered securities. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer. A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers. As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

Investment in Plant and Systems

The primary focus of Artesian Water's investment is to continue to provide high quality reliable service to our growing service territory. We invested $12.1 million in capital expenditures during the first six months of 2016 compared to $9.6 million invested during the same period in 2015. During the first six months of 2016, we invested approximately $2.8 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities. We invested $1.0 million to enhance or improve existing treatment facilities and for the rehabilitation of pumping equipment to better serve our customers. We invested $1.0 million for equipment purchases, computer hardware and software upgrades and transportation and equipment purchases. Developers financed $4.2 million for the installation of water mains and hydrants for the first six months of 2016 compared to $1.6 million for the first six months of 2015. We invested $1.0 million to upgrade and automate our meter reading equipment. We invested approximately $1.6 million in mandatory utility plant expenditures due to governmental highway projects which require the relocation of water service mains in addition to facility improvements and upgrades. An additional $0.5 million was invested in wastewater projects in Delaware.

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

Lines of Credit

At June 30, 2016, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources. As of June 30, 2016, there was $37.7 million of available funds under this line of credit. The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%. This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time. The term of this line of credit expires on the earlier of May 26, 2017 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At June 30, 2016, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland. As of June 30, 2016, there was $17.5 million of available funds under this line of credit. The interest rate for borrowings under this line is LIBOR plus 1.50%. CoBank may make an annual patronage refund, which has been equal to 1.00% of the average line of credit and loan volume outstanding by Artesian. The patronage refunds earned by Artesian for the six months ended June 30, 2016 and June 30, 2015 were $0.7 million and $0.7 million, respectively. The term of this line of credit expires on July 20, 2017.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$4,818	$--	$--	$--

Long-Term Debt

Artesian Water's trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66⅔% of total capitalization. Our debt to total capitalization, including the short-term portion thereof, was 43.5% at June 30, 2016. In addition, our revolving line of credit with CoBank contains customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets, change our business or incur additional indebtedness.  In addition, this line of credit requires us to abide by certain financial covenants and ratios. As of June 30, 2016, we were in compliance with these covenants.

We expect to fund our activities for the next 12 months using our available cash balances and bank credit lines, plus projected cash generated from operations.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$6,670	$36,630	$29,718	$79,359	$152,377
State revolving fund loans (principal and interest)	1,002	2,005	2,005	5,476	10,488
Operating leases	75	109	114	1,433	1,731
Unconditional purchase obligations	3,819	7,638	7,648	1,925	21,030
Tank painting contractual obligation	134	--	--	--	134
Total contractual cash obligations	$11,700	$46,382	$39,485	$88,193	$185,760

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

Artesian Water entered into a letter agreement with CoBank in September 2015 confirming the forward setting of a fixed rate of a First Mortgage Bond, Series S. The Bond carried an annual interest rate of 6.73% through March 1, 2016. The terms of the Bond Purchase Agreement state that Artesian Water may request that after March 1, 2016 the annual interest rate be fixed by CoBank in its sole and absolute discretion for a period through the Maturity Date or for such shorter periods as mutually agreed by the Company and CoBank. The Letter Agreement set the fixed annual interest rate, to be effective March 1, 2016 through the Maturity Date, at an annual interest rate of 4.45%. The Bond is subject to redemption in a principal amount equal to $150,000 plus interest per calendar quarter, payable on the first business day of March, June, September and December each year. The principal amount of the Bond at March 1, 2016 was $10,650,000.

In order to control purchased power costs, in October 2015 Artesian Water entered into an electric supply contract at a fixed rate that is 11.0% lower than its current contract that expires in May 2016 and is less than the rate charged by the local electric supplier at the time of entering into the contract.  The current contract term has been in effect since May 2013. The new fixed price contract is effective from May 2016 through May 2019.

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

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2015 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2015 and also in the notes to our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first six months of 2016 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2043, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt's maturity. In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at June 30, 2016 were approximately $4.8 million. An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line. We are also exposed to market risk associated with changes in commodity prices. Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers. We have also sought to mitigate future significant electric price increases by signing a multi-year supply contract, at a fixed price.

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

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).*

101
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: August 5, 2016	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: August 5, 2016	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended.*

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).**

101
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

* Filed herewith
** Furnished herewith