Form 10-Q
period 2016-09-30
ARTESIAN RESOURCES CORP
filed 2016-11-04
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of  November 1, 2016, 8,233,755 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	September 30, 2016	December 31, 2015
Utility plant, at original cost (less accumulated depreciation 2016- $109,309; 2015 - $104,750)	$419,952	$405,606
Current assets
Cash and cash equivalents	244	209
Accounts receivable (less allowance for doubtful accounts 2016 - $261; 2015 - $277)	7,849	6,350
Income tax receivable	42	1,428
Unbilled operating revenues	1,620	1,535
Materials and supplies	2,058	1,713
Prepaid property taxes	2,298	1,591
Prepaid expenses and other	1,768	1,618
Total current assets	15,879	14,444
Other assets
Non-utility property (less accumulated depreciation 2016 - $591; 2015 - $535)	3,897	3,956
Other deferred assets	3,575	3,444
Total other assets	7,472	7,400
Regulatory assets, net	3,636	4,176
Total Assets	$446,939	$431,626

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$9,114	$9,058
Preferred stock	–	–
Additional paid-in capital	97,073	95,631
Retained earnings	29,690	27,642
Total stockholders' equity	135,877	132,331
Long-term debt, net of current portion	102,599	103,647
	238,476	235,978
Current liabilities
Lines of credit	4,008	10,487
Overdraft payable	896	546
Current portion of long-term debt	1,312	1,289
Dividends payable	2,081	–
Accounts payable	4,402	4,914
Accrued expenses	2,570	1,254
Accrued interest	1,164	1,032
Customer deposits	842	704
Other	3,618	2,177
Total current liabilities	20,893	22,403

Commitments and contingencies	–	–

Deferred credits and other liabilities
Net advances for construction	8,542	8,752
Postretirement benefit obligation	230	230
Deferred investment tax credits	548	562
Utility plant retirement cost obligation	933	883
Deferred income taxes	66,449	62,971
Total deferred credits and other liabilities	76,702	73,398

Net contributions in aid of construction	110,868	99,847
	$446,939	$431,626
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For theThree Months Ended September 30,		For the Nine Months Ended September 30,

	2016	2015	2016	2015
Operating revenues
Water sales	$19,680	$18,831	$53,440	$52,343
Other utility operating revenue	976	861	2,752	2,618
Non-utility operating revenue	1,172	1,084	3,480	3,313
	21,828	20,776	59,672	58,274

Operating expenses
Utility operating expenses	9,292	9,036	26,603	26,198
Non-utility operating expenses	698	578	1,924	1,705
Depreciation and amortization	2,270	2,196	6,835	6,597
State and federal income taxes	2,498	2,497	6,473	6,452
Property and other taxes	1,125	1,075	3,371	3,270
	15,883	15,382	45,206	44,222

Operating income	5,945	5,394	14,466	14,052

Other income, net
Allowance for funds used during construction (AFUDC)	87	86	160	153
Miscellaneous	(26)	(28)	598	521

Income before interest charges	6,006	5,452	15,224	14,726

Interest charges	1,646	1,753	4,996	5,256

Net income applicable to common stock	$4,360	$3,699	$10,228	$9,470

Income per common share:
Basic	$0.48	$0.41	$1.13	$1.06
Diluted	$0.48	$0.41	$1.12	$1.06

Weighted average common shares outstanding:
Basic	9,112	8,960	9,090	8,935
Diluted	9,177	9,000	9,154	8,972

Cash dividends per share of common stock	$0.2249	$0.2183	$0.6714	$0.6517

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,228	$9,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,835	6,597
Deferred income taxes, net	3,464	4,027
Stock compensation	57	46
AFUDC, equity portion	(105)	(101)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(1,499)	(1,541)
Income tax receivable	1,386	2,496
Unbilled operating revenues	(85)	1,645
Materials and supplies	(345)	183
Prepaid property taxes	(707)	(792)
Prepaid expenses and other	(150)	(37)
Other deferred assets	(157)	(143)
Regulatory assets	489	--
Accounts payable	(512)	(601)
Accrued expenses	1,316	182
Accrued interest	132	(217)
Customer deposits and other, net	1,579	913
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,926	22,127

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(20,004)	(15,875)
Proceeds from sale of assets	60	25
NET CASH USED IN INVESTING ACTIVITIES	(19,944)	(15,850)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under lines of credit agreements	(6,479)	(6,125)
Increase in overdraft payable	350	623
Net advances and contributions in aid of construction	9,865	4,448
Net proceeds from issuance of common stock	1,441	1,876
Dividends paid	(6,099)	(5,814)
Principal repayments of long-term debt	(1,025)	(1,003)
NET CASH USED IN FINANCING ACTIVITIES	(1,947)	(5,995)

NET INCREASE IN CASH AND CASH EQUIVALENTS	35	282

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	209	243

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$244	$525

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions	$2,338	$1,119
Interest paid	$4,864	$5,473
Income taxes paid	$281	$1,400

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

We currently operate wastewater treatment facilities for the town of Middletown, in southern New Castle County, Delaware or Middletown, under a 20-year contract that expires in July 2022. The facilities include two wastewater treatment stations with capacities of up to approximately 2.5 mgd and 250,000 gallons per day, respectively. We also operate a wastewater disposal facility in Middletown in order to support the 2.5 mgd wastewater facility. One of the wastewater treatment facilities in Middletown now provides reclaimed wastewater for use in spray irrigation on public and agricultural lands in the area.

Artesian Utility has operated the WSLP Plan and the SSLP Plan since April 2012. In November 2015, a third plan was added, the ISLP Plan. Artesian Resources initiated the WSLP Plan in March 2005. The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit. Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources. The ISLP Plan was introduced in November 2015 to further enhance available coverage to include water and wastewater lines within customers' residences. As of September 30, 2016, approximately 19,500, or 25.1%, of our eligible water customers signed up for the WSLP Plan, approximately 15,100, or 19.5%, of our eligible customers signed up for the SSLP Plan, and approximately 3,100 customers signed up for the ISLP Plan. Approximately 1,260 non-customer participants signed up for either the WSLP Plan, the SSLP Plan, or the ISLP Plan.

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

The condensed consolidated financial statements include the accounts of Artesian Resources and its wholly owned subsidiaries, including its principal operating company, Artesian Water. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company's balance sheet position as of September 30, 2016, the results of operations for the three and nine month periods ended September 30, 2016 and 2015 and the cash flows for the nine month periods ended September 30, 2016 and 2015.

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

For all periods presented in this Form 10-Q, unamortized debt issuance costs related to the Company's long-term debt are reported on the Condensed Consolidated Balance Sheets within "Regulatory Assets, Net" in accordance with FASB ASC Topic 980, as this amount will be recovered in future rates charged to our customers.  Prior to adoption, the Company reported the unamortized debt issuance costs in "Other Assets" on the Condensed Consolidated Balance Sheets.  Deferred income taxes are reported as noncurrent on the Condensed Consolidated Balance Sheets.  Prior to adoption, the Company reported current and noncurrent deferred income tax liabilities as separate amounts on the Condensed Consolidated Balance Sheets.

NOTE 3 – STOCK COMPENSATION PLANS

On December 9, 2015, the Company's stockholders approved the 2015 Equity Compensation Plan, or the 2015 Plan, which replaced the 2005 Equity Compensation Plan, or the 2005 Plan that expired on May 24, 2015. The 2015 Plan provides that grants may be in any of the following forms: incentive stock options, nonqualified stock options, stock units, stock awards, dividend equivalents and other stock-based awards. The 2015 Plan is administered and interpreted by the Compensation Committee of the Board of Directors, or the Committee. The Committee has the authority to determine the individuals to whom grants will be made under the 2015 Plan, the type, size and terms of the grants, the time when grants will be made and the duration of any applicable exercise or restriction period (subject to the limitations of the 2015 Plan), and deal with any other matters arising under the 2015 Plan. The Committee presently consists of three directors, each of whom is a non-employee director of the Company. All of the employees of the Company and its subsidiaries and non-employee directors of the Company are eligible for grants under the 2015 Plan.

A compensation expense of $35,000 and $57,000 related to the May 2016 issue of restricted stock awards was recorded for the three and nine months ended September 30, 2016, respectively.  For the nine months ended September 30, 2015, compensation expense of approximately $46,000, was recorded for stock options granted in May 2014. There was no expense recorded for the three month period ended September 30, 2015. Costs were determined based on the fair value at the grant date and those costs were charged to income over the service period associated with the grants.

There was no stock compensation cost capitalized as part of an asset.

The fair value of each option grant was estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants issued in May 2014. All options were granted at fair value with a 10-year option term with a vesting period of one year from the date of grant.

Expected Dividend Yield	3.88%
Expected Stock Price Volatility	26.50%
Weighted Average Risk-Free Interest Rate	2.24%
Weighted Average Expected Life of Options (in years)	7.52

On May 4, 2016, 5,000 shares of Class A common stock, or Class A Stock, were granted as restricted stock awards.  The fair value per share was $27.70, the closing price of the Class A Stock as recorded on the Nasdaq Global Market on May 4, 2016.  The restricted shares are subject to a one year vesting period from the date of grant. Prior to their release date, these restricted stock awards may be subject to forfeiture in the event of the recipient's termination of employment.

On December 18, 2015, 5,000 shares of Class A Stock were issued as fully vested unrestricted stock awards. The fair value per share was $27.38, the closing price of the Class A Stock as recorded on the Nasdaq Global Market on December 18, 2015.

The following summary reflects changes in the shares of Class A Stock underlying options and restricted stock awards for the nine months ended September 30, 2016:

	Options				Restricted Awards
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)	Outstanding Restricted Stock Awards	Weighted Average Grant Date Fair Value
Plan options/restricted stock awards
Outstanding at January 1, 2016	270,000	$19.34		$2,256	–	–
Granted	–	–		–	5,000	$27.70
Exercised/vested and released	(33,750)	19.64		286	–	–
Expired/cancelled	–	–		–	–	–
Outstanding at September 30, 2016	236,250	$19.30	4.59	$2,182	5,000	$27.70

Exercisable/vested at September 30, 2016	236,250	$19.30	4.59	$2,182	–	–

The total intrinsic value of options exercised during the nine months ended September 30, 2016 was approximately $286,000.

There were no unvested option shares outstanding under the 2015 Plan during the nine months ended September 30, 2016.

As of September 30, 2016, there was no unrecognized expense related to non-vested option shares granted under the 2015 Plan.

As of September 30, 2016, there was $82,000 total unrecognized expense related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.59 years, the remaining vesting period for the restricted stock awards.

The following summary reflects changes in the non-vested restricted shares of Class A Stock for the nine months ended September 30, 2016.

	Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Shares
Outsanding at January 1, 2016	–	–
Granted	5,000	$27.70
Vested and released	–	–
Cancelled	–	–
Oustanding at September 30, 2016	5,000	$27.70

Restricted shares vested at September 30, 2016	–	–

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

Regulatory assets, net of amortization, comprise:
	(in thousands)
	September 30, 2016	December 31, 2015

Postretirement benefit obligation	$329	$329
Debt issuance costs	1,656	1,747
Deferred income taxes	435	446
Goodwill	312	318
Deferred acquisition and franchise costs	692	720
Expense of rate and regulatory proceedings	212	616
	$3,636	$4,176

Artesian Water contributed $66,000 to its postretirement benefit plan in the first nine months of 2016. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

NOTE 5 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.

The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2016	2015	2016	2015
	(in thousands)		(in thousands)

Weighted average common shares outstanding during the period for Basic computation	9,112	8,960	9,090	8,935
Dilutive effect of employee stock options	65	40	64	37

Weighted average common shares outstanding during the period for Diluted computation	9,177	9,000	9,154	8,972

For the three months ended September 30, 2016, no shares of restricted stock awards were excluded from the calculations of diluted net income per share.  For the nine months ended September 30, 2016 3,780 shares of restricted stock awards were excluded from the calculations of diluted net income per share.  Due to unrecognized compensation costs during the noted period, the hypothetical repurchase of shares exceeds the number of restricted shares expected to vest during the period, creating an anti-dilutive effect.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Stock.  As of September 30, 2016, 8,232,645 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of September 30, 2015, 8,119,781 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share. For the three months ended September 30, 2016 and September 30, 2015, the Company issued 7,352 and 72,200 shares of Class A Stock, respectively. For the nine months ended September 30, 2016 and September 30, 2015, the Company issued 56,432 and 89,104 shares of Class A Stock.

Equity per common share was $14.95 and $14.77 at September 30, 2016 and December 31, 2015, respectively. These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on September 30, 2016 and December 31, 2015, respectively.

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

On August 18, 2015, the DEPSC made a preliminary ruling in response to Artesian Water's April 2014 application to implement new rates to meet a requested increase in revenue of 15.90%, or approximately $10.0 million, on an annualized basis.  The preliminary ruling recommended a permanent rate increase in revenue of approximately $6.0 million, or 9.50%, on an annualized basis, which was an incremental increase for customers of approximately 6.20% above the Distribution System Improvement Charge, or DSIC, rate previously in effect. On October 6, 2015, a DEPSC order was issued concurring with the preliminary ruling issued on August 18, 2015. On January 19, 2016, a final DEPSC order was issued related to the permanent rate increase and concurred with the October 6, 2015 order. Because the permanent rate increase was less than amounts collected under previously approved temporary increases in rates, Artesian Water was required to refund a portion of the temporary rate increases to its customers. The refund, plus interest, at the average prime rate, for the overpayment from customers was applied to current and future customer bills in October 2015. Because the final rate award was at a level not less than the amount previously reported as income, there was no material impact upon previously reported water sales revenue. The new rates are designed to allow recovery of capital investments made by Artesian Water and to cover increased costs of operations, including water quality testing, chemicals and electricity for water treatment, taxes, labor and benefits.

Other Proceedings

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC. This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC approval process is less costly when compared to the approval process for general rate increase requests. The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period. In November 2014, Artesian Water filed an application with the DEPSC for approval to collect a DSIC rate of 0.34% effective January 1, 2015. This rate was based on approximately $1.3 million in eligible plant improvements since September 30, 2014. On December 16, 2014, the DEPSC approved the DSIC effective January 1, 2015, subject to audit at a later date. In May 2015, Artesian Water filed an application with the DEPSC for approval to collect a cumulative DSIC rate of 1.15% effective July 1, 2015. This rate was based on approximately $4.6 million in eligible plant improvements through April 30, 2015. On June 16, 2015 the DEPSC approved the DSIC effective July 1, 2015, subject to audit at a later date. On November 24, 2015, Artesian Water filed an application with the DEPSC for approval to collect a cumulative DSIC rate of 1.57% effective January 1, 2016. This rate was based on approximately $7.0 million in eligible plant improvements through October 31, 2015. On December 15, 2015, the DEPSC approved the DSIC effective January 1, 2016, subject to audit at a later date. On May 31, 2016, Artesian Water filed an application with the DEPSC for approval to collect a cumulative DSIC rate of 2.30% effective July 1, 2016.  This rate was based on approximately $10.3 million in eligible plant improvements through April 30, 2016.  On June 28, 2016, the DEPSC approved the DSIC effective July 1, 2016, subject to audit at a later date.  For the three and nine months ended September 30, 2016 we earned approximately $432,000 and $938,000 in DSIC revenue, respectively. For the three and nine months ended September 30, 2015, we earned approximately $218,000 and $340,000 in DSIC revenue, respectively.

NOTE 7 – INCOME TAXES

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes. In 2014, the Company changed its tax method of accounting for qualifying utility system repairs effective with the tax year ended December 31, 2014 and for prior tax years. The tax accounting method was changed to permit the expensing of qualifying utility asset improvement costs that were previously being capitalized and depreciated for book and tax purposes. The Company recognized a tax deduction of $1.4 million for qualifying capital expenditures made during the year upon filing its 2015 Federal tax return.

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

In December 2015, the Company was notified by the IRS that its Federal tax filing for 2014 would be reviewed along with the effects of the net operating loss generated in 2014 and carryback to the 2012 and 2013 tax years.  This review, which began in the first quarter of 2016 and was completed in the second quarter of 2016, resulted in no change to the tax liability. Because the Company had previously recorded a provision for the possible disallowance of a portion of the repair deduction in prior periods, the completion of the audit resulted in the reversal of the reserves in the amount of approximately $201,000.  While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the tax authorities.  Therefore, as required by FASB ASC 740, the Company has accrued approximately $400 and $3,300 in penalties and interest for the three and nine months ended September 30, 2016, respectively, for any disallowance pertaining to the 2015 tax filing. The Company had accrued $5,000 and $11,000 in penalties and interest for the three and nine months ended September 30, 2015, respectively, which have been reversed during the second quarter of 2016. The Company remains subject to examination by federal authorities for the tax year 2015 and state authorities for the tax years 2013 through 2015.

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

Long-term Financial Liabilities

All of Artesian Resources' outstanding long-term debt as of September 30, 2016 and December 31, 2015 was fixed-rate. The fair value of the Company's long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825. Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements. The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates. The carrying amount and fair value of Artesian Resources' long-term debt are shown below:

In thousands
	September 30, 2016	December 31, 2015
Carrying amount	$103,911	$104,936
Estimated fair value	$119,558	$120,243

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

NOTE 9 – RELATED PARTY TRANSACTIONS

In July 2016, Artesian Water entered into a contract in the normal course of business with W.F. Construction, Inc., a related party, for 131,000 in work associated with building modifications to a water treatment plant.  In May 2015, Artesian Water entered into an approximately 48,000 agreement in the normal course of business with W.F. Construction, Inc. for structural improvements at a water treatment plant.  The owner of W.F. Construction, Inc. is the husband of Mrs. Jennifer Finch, Vice President and Assistant Treasurer of Artesian Resources. There were no payments made to W.F. Construction, Inc. during the three and nine months ended September 30, 2016, respectively.  Approximately 48,000 was paid to W.F. Construction, Inc. for the nine months ended September 30, 2015. As of September 30, 2016, the Company had an accrued liability of approximately 66,000 for work completed by W.F. Construction, Inc. under the contract. As of December 31, 2015, the Company had no accounts payable balance due to W. F. Construction, Inc. As set forth in the Charter of the Audit Committee of the Board of Directors of Artesian Resources, the Audit Committee is responsible for reviewing and, if appropriate, approving all related party transactions between us and any officer, director, any person known to be the beneficial owner of more than 5% of any class of the Company's voting securities or any other related person that would potentially require disclosure. In its review and approval of the 2016 related party transaction with W.F. Construction, Inc., the Audit Committee considered the nature of the related person's interest in the transaction; the satisfactory performance of work contracted with the related party prior to our employment of Mrs. Finch; and the material terms of the transaction, including, without limitation, the amount and type of transaction, the importance of the transaction to the related person, the importance of the transaction to the Company and whether the transaction would impair the judgment of a director or officer to act in the best interest of the Company. The Audit Committee approves only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders.

NOTE 10 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, FASB issued new guidance on leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard establishes a right-of-use or ROU, model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Management is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In March 2016, FASB issued amended guidance on Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. Some of the areas apply only to nonpublic companies allowing simplification. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Management does not expect a material impact on the Company's financial statements due to the adoption of this guidance.

In August 2016, FASB issued amended guidance to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments provide guidance on the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.  For public companies, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The amendments should be applied using a retrospective transition method to each period presented.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q which express our "belief," "anticipation" or "expectation," as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, our expectation of the timing of decisions by regulatory authorities, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, our ability to adjust our debt level, interest rate, maturity schedule and structure, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, anticipated growth in our non-regulated division, the impact of recent acquisitions on our ability to expand and foster relationships, anticipated investments in certain of our facilities and systems and the sources of funding for such investments, sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A -Risk Factors, in our Annual Report on Form10-K for the year ended December 31, 2015, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests failure to receive regulatory approval, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2016

OVERVIEW

Our profitability is primarily attributable to the sale of water. Gross water sales comprise 89.6% of total operating revenues for the nine months ended September 30, 2016. Our profitability is also attributed to the various contract operations, water and sewer Service Line Protection Plans and other services we provide. Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature. In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected. We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

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

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers. Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue. The Town of Middletown, which is one of our municipal customers and is located in southern New Castle County, Delaware, or Middletown, has more than tripled in population since 2001 and population growth in this area is expected to continue for some time as a result of ongoing and future residential construction. As population growth continues in Middletown and other areas in Delaware, we believe that the demand for water will increase, thereby contributing to an increase in our operating revenues. As of September 30, 2016 we had approximately 82,400 metered water customers in Delaware, an increase of approximately 1,200 compared to September 30, 2015. The number of metered water customers in Maryland totaled 2,290 as of September 30, 2016, an increase of approximately 20 compared to September 30, 2015. The number of metered water customers in Pennsylvania remained consistent with 2015. For the nine months ended September 30, 2016, approximately 5.8 billion gallons of water were distributed in our Delaware systems and approximately 131.8 million gallons of water were distributed in our Maryland systems.

Wastewater Division

Artesian Wastewater owns wastewater infrastructure and began providing wastewater services in Delaware in July 2005. Artesian Wastewater Maryland, which was incorporated on June 3, 2008, is able to provide regulated wastewater services in Maryland. Our wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.

Non-Regulated Division

Artesian Utility provides contract water and wastewater operation services to private, municipal and governmental institutions. Artesian Utility currently operates wastewater treatment facilities for the town of Middletown under a 20-year contract that expires in July 2022. The facilities include two wastewater treatment stations with capacities of up to approximately 2.5 million gallons per day and 250,000 gallons per day, respectively. We also operate a wastewater disposal facility in Middletown in order to support the 2.5 million gallons per day wastewater facility.

Artesian Utility has operated the WSLP Plan and the SSLP Plan since April 2012. In November 2015, a third plan was added, the ISLP Plan. Artesian Resources initiated the WSLP Plan in March 2005. The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit. Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources. The ISLP Plan was introduced in November 2015 to further enhance available coverage to include water and wastewater lines within customers' residences. As of September 30, 2016, approximately 19,500, or 25.1%, of our eligible water customers signed up for the WSLP Plan, approximately 15,100, or 19.5%, of our eligible customers signed up for the SSLP Plan, and approximately 3,100 customers signed up for the ISLP Plan. Approximately 1,260 non-customer participants signed up for either the WSLP Plan, the SSLP Plan, or the ISLP Plan.

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

Strategic Direction

Our strategy is to significantly increase customer growth, revenues, earnings and dividends by expanding our water, wastewater and Service Line Protection Plan services across the Delmarva Peninsula. We remain focused on providing superior service to our customers and continuously seeking ways to improve our efficiency and performance. By providing water and wastewater services, we believe we are positioned as the primary resource for developers and communities throughout the Delmarva Peninsula seeking to fill both needs simultaneously. We believe we have a proven ability to acquire and integrate high growth, reputable entities, through which we have captured additional service territories that will serve as a base for future revenue. We believe this experience presents a strong platform for further expansion and that our success to date also produces positive relationships and credibility with regulators, municipalities, developers and customers in both existing and prospective service areas.

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

In our regulated wastewater division, we foresee significant growth opportunities and will continue to seek strategic partnerships and relationships with developers and governmental agencies to complement existing agreements for the provision of wastewater service on the Delmarva Peninsula. Artesian Wastewater plans to utilize our larger regional wastewater facilities to expand service areas to new customers while transitioning our smaller treatment facilities into regional pump stations in order to gain additional efficiencies in the treatment and disposal of wastewater. We feel this will reduce operational costs at the smaller treatment facilities in the future since they will be converted from treatment and disposal plants to pump stations to assist with transitioning the flow of wastewater from one regional facility to another.

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

On August 18, 2015, the DEPSC made a preliminary ruling in response to Artesian Water's April 2014 application to implement new rates to meet a requested increase in revenue of 15.90%, or approximately $10.0 million, on an annualized basis. The preliminary ruling recommended a permanent rate increase in revenue of approximately $6.0 million, or 9.50%, on an annualized basis, which was an incremental increase for customers of approximately 6.20% above the DSIC rate previously in effect. On October 6, 2015, a DEPSC order was issued concurring with the preliminary ruling issued on August 18, 2015. On January 19, 2016, a final DEPSC order was issued related to the permanent rate increase and concurred with the October 6, 2015 order. Because the permanent rate increase was less than amounts collected under previously approved temporary increases in rates, Artesian Water was required to refund a portion of the temporary rate increases to its customers. The refund, plus interest, at the average prime rate, for the overpayment from customers was applied to current and future customer bills in October 31, 2015. Because the final rate award was at a level not less than the amount previously reported as income, there was no material impact upon previously reported water sales revenue. The new rates are designed to allow recovery of capital investments made by Artesian Water and to cover increased costs of operations, including water quality testing, chemicals and electricity for water treatment, taxes, labor and benefits.

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a DSIC. This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC approval process is less costly when compared to the approval process for general rate increase requests. The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period. In November 2014, Artesian Water filed an application with the DEPSC for approval to collect a DSIC rate of 0.34% effective January 1, 2015. This rate was based on approximately $1.3 million in eligible plant improvements since September 30, 2014. On December 16, 2014, the DEPSC approved the DSIC effective January 1, 2015, subject to audit at a later date. In May 2015, Artesian Water filed an application with the DEPSC for approval to collect a cumulative DSIC rate of 1.15% effective July 1, 2015. This rate was based on approximately $4.6 million in eligible plant improvements through April 30, 2015. On June 16, 2015 the DEPSC approved the DSIC effective July 1, 2015, subject to audit at a later date. On November 24, 2015, Artesian Water filed an application with the DEPSC for approval to collect a cumulative DSIC rate of 1.57% effective January 1, 2016. This rate was based on approximately $7.0 million in eligible plant improvements through October 31, 2015. On December 15, 2015, the DEPSC approved the DSIC effective January 1, 2016, subject to audit at a later date. On May 31, 2016, Artesian Water filed an application with the DEPSC for approval to collect a cumulative DSIC rate of 2.30% effective July 1, 2016.  This rate was based on approximately $10.3 million in eligible plant improvements through April 30, 2016.  On June 28, 2016, the DEPSC approved the DSIC effective July 1, 2016, subject to audit at a later date.  For the three and nine months ended September 30, 2016 we earned approximately $432,000 and $938,000 in DSIC revenue, respectively. For the three and nine months ended September 30, 2015, we earned approximately $218,000 and $340,000 in DSIC revenue, respectively.

Results of Operations – Analysis of the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015.

Operating Revenues

Revenues totaled $21.8 million for the three months ended September 30, 2016, $1.0 million, or 5.1%, more than revenues for the three months ended September 30, 2015 of $20.8 million. Water sales revenues increased $0.8 million, or 4.5%, for the three months ended September 30, 2016 from the corresponding period in 2015, primarily due to an increase in overall water consumption and an increase in the Distribution System Improvement Charge, or DSIC. We realized 90.2% of our total operating revenue for the three months ended September 30, 2016 from the sale of water as compared to 90.6% for the three months ended September 30, 2015.

Other utility operating revenue increased approximately $0.1 million, or 13.4%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase is primarily due to an increase in wastewater revenue related to new development inspections and customer growth.

Non-utility operating revenue increased approximately $0.1 million, or 8.1%, for the three months ended September 30, 2016 compared to the same period in 2015. The increase is primarily due to an increase in Service Line Protection Plan revenue and an increase in contract service revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.4 million, or 4.0%, for the three months ended September 30, 2016, compared to the same period in 2015.

Utility operating expenses increased $0.3 million, or 2.8%, for the three months ended September 30, 2016 over the same period in 2015. The increase is primarily related to the following:

·
Administrative expenses increased $0.2 million, primarily due to increased legal costs associated with litigation before the DEPSC pertaining to a developer dispute over Contributions in Aid of Construction. Artesian submitted a petition to the DEPSC on October 20, 2016 requesting deferred accounting treatment related to this litigation, which, if approved by the DEPSC, would result in the deferral of currently recorded expenses and their amortization over the course of a future rate period.  In addition, rate case costs increased due to the timing of expenses related to Artesian Water's April 2014 application to implement new rates.

·	Purchased water expense increased $0.1 million, primarily due to the timing of purchases under contract from the Chester Water Authority.

Non-utility operating expenses increased $0.1 million, or 20.8%, for the three months ended September 30, 2016 over the same period in 2015 primarily due to costs associated with Service Line Protection Plan contract repair activities.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 50.9% for the three months ended September 30, 2016, compared to 51.4% for the three months ended September 30, 2015.

Depreciation and amortization expense increased by $0.1 million, or 3.4%, as a result of continued investment in utility plant providing supply, treatment, storage and distribution of water to customers.

Interest Charges

Interest expense decreased $0.1 million for the three months ended September 30, 2016 compared to the same period a year ago primarily due to a decrease in the Series S First Mortgage Bond interest rate from 6.73% to 4.45% effective March 1, 2016 and a decrease in short-term debt outstanding.

Net Income

Our net income applicable to common stock increased $0.7 million for the three months ended September 30, 2016, compared to the same period a year ago.  This increase in net income was due to higher operating income margins in our water utility business, primarily the result of increased water sales revenue and decreased interest expense.

Results of Operations – Analysis of the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015.

Operating Revenues

Revenues totaled $59.7 million for the nine months ended September 30, 2016, $1.4 million, or 2.4%, above revenues for the nine months ended September 30, 2015 of $58.3 million. Water sales revenues increased $1.1 million, or 2.1%, for the nine months ended September 30, 2016 from the corresponding period in 2015.  The increase in water sales is primarily due to an increase in the Distribution System Improvement Charge, or DSIC.  In addition, there was an increase in fixed customer and fire protection charges.  We realized 89.6% of our total operating revenue for the nine months ended September 30, 2016 from the sale of water as compared to 89.8% for the nine months ended September 30, 2015.

Other utility operating revenue increased approximately $0.1 million, or 5.1%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase is primarily due to an increase in wastewater revenue related to new development inspections and customer growth.

Non-utility operating revenue increased approximately $0.2 million, or 5.0%, for the nine months ended September 30, 2016 compared to the same period in 2015. The increase is primarily due to an increase in Service Line Protection Plan revenue and an increase in contract service revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.7 million, or 2.3%, for the nine months ended September 30, 2016, compared to the same period in 2015.

Utility operating expenses increased $0.4 million, or 1.5%, for the nine months ended September 30, 2016 over the same period in 2015. The net increase is primarily related to the following:

·
Administrative expenses increased $0.3 million, primarily due to increased legal costs associated with litigation before the DEPSC pertaining to a developer dispute over Contributions in Aid of Construction.  Artesian submitted a petition to the DEPSC on October 20, 2016 requesting deferred accounting treatment related to this litigation, which, if approved by the DEPSC, would result in the deferral of currently recorded expenses and their amortization over the course of a future rate period.

·	Payroll and employee benefit costs increased $0.2 million, primarily due to 2015 merit increases partially offset by greater capitalized pay in 2016 related to a meter replacement project.

·	Purchased power decreased $0.1 million, primarily due to the signing of a lower rate three-year supply contract effective May 2016 and reduced water distribution.

Non-utility operating expenses increased $0.2 million, or 12.8%, for the nine months ended September 30, 2016 over the same period in 2015 primarily due to an increase in payroll and benefit costs associated with Service Line Protection Plan and contract service activities as well as an increase in plumbing services related to the Service Line Protection Plans.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 53.5% for the nine months ended September 30, 2016 and the nine months ended September 30, 2015.

Depreciation and amortization expense increased by $0.2 million, or 3.6%, to $6.8 million as a result of continued investment in utility plant providing supply, treatment, storage and distribution of water to customers.

Property and other taxes increased $0.1 million, or 3.1%, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and an increase in utility plant subject to taxation.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.

Other Income, Net

Miscellaneous income, increased approximately $0.1 million, primarily due to the timing of charitable contributions this period compared to the same period last year.

Interest Charges

Interest expense decreased $0.3 million for the nine months ended September 30, 2016 compared to the same period a year ago primarily due to a decrease in the Series S First Mortgage Bond interest rate from 6.73% to 4.45% effective March 1, 2016 and a decrease in short-term debt outstanding.

Net Income

Our net income applicable to common stock increased $0.8 million for the nine months ended September 30, 2016, compared to the same period a year ago.  This increase in net income was due to higher operating income margins in our water utility business, primarily the result of increased water sales revenue and decreased interest expense

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the nine months ended September 30, 2016 were $21.9 million provided by cash flow from operating activities, $9.9 million in net contributions and advances from developers and $1.4 million in net proceeds from the issuance of common stock, all of which are registered securities. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer. A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers. As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

Investment in Plant and Systems

The primary focus of Artesian Water's investment is to continue to provide high quality reliable service to our growing service territory. We invested approximately $20.0 million in capital expenditures during the first nine months of 2016 compared to $15.9 million invested during the same period in 2015. During the first nine months of 2016, we invested approximately $5.1 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities. We invested $1.6 million to enhance or improve existing treatment facilities and for the rehabilitation of pumping equipment to better serve our customers. We invested $1.4 million for equipment purchases, computer hardware and software upgrades and transportation and equipment purchases. Developers financed $6.1 million for the installation of water mains and hydrants for the first nine months of 2016 compared to $2.8 million for the first nine months of 2015. We invested $3.2 million to upgrade and automate our meter reading equipment. We invested approximately $2.0 million in mandatory utility plant expenditures due to governmental highway projects which require the relocation of water service mains in addition to facility improvements and upgrades. An additional $0.6 million was invested in wastewater projects in Delaware.

We depend on the availability of capital for expansion, construction and maintenance. We have several sources of liquidity to finance our investment in utility plant and other fixed assets. We estimate that future investments will be financed by our operations and external sources, including a combination of capital investment and short-term borrowings. We expect to fund our activities for the next twelve months using our available cash balances, bank credit lines, projected cash generated from operations and financing in the capital markets as necessary. We believe that internally generated funds along with existing credit facilities will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements. Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by state Public Service Commissions.

Lines of Credit

At September 30, 2016, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources. As of September 30, 2016, there was $36.5 million of available funds under this line of credit. The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%. This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time. The term of this line of credit expires on the earlier of May 26, 2017 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At September 30, 2016, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland. As of September 30, 2016, there was $19.5 million of available funds under this line of credit. The interest rate for borrowings under this line is LIBOR plus 1.50%. CoBank may make an annual patronage refund, which has been equal to 1.00% of the average line of credit and loan volume outstanding by Artesian. The patronage refunds earned by Artesian for the nine months ended September 30, 2016 and September 30, 2015 were  $0.7 million. The term of this line of credit expires on July 20, 2017. The Company expects to renew this line of credit.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$4,008	$--	$--	$--

Long-Term Debt

Artesian Water's trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66⅔% of total capitalization. Our debt to total capitalization, including the short-term portion thereof, was 43.3% at September 30, 2016. In addition, our revolving line of credit with CoBank contains customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets, change our business or incur additional indebtedness.  In addition, this line of credit requires us to abide by certain financial covenants and ratios. As of September 30, 2016, we were in compliance with these covenants.

We expect to fund our activities for the next 12 months using our available cash balances and bank credit lines, plus projected cash generated from operations.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$6,670	$36,630	$29,718	$79,359	$152,377
State revolving fund loans (principal and interest)	1,002	2,005	2,005	5,053	10,065
Operating leases	75	110	114	1,423	1,722
Unconditional purchase obligations	3,823	7,649	7,659	964	20,095
Tank painting contractual obligation	67	--	--	--	67
Total contractual cash obligations	$11,637	$46,394	$39,496	$86,799	$184,326

Long-term debt obligations reflect the maturities of certain series of our first mortgage bonds, which we intend to refinance when due, if not refinanced earlier..  The state revolving fund loan obligation has an amortizing mortgage payment payable over a 20-year period, and will be refinanced as future securities are issued. Both the long-term debt and the state revolving fund loan have certain financial covenant provisions, the violation of which could result in default and require the obligation to be immediately repaid, including all interest. We have not experienced conditions that would result in our default under these agreements. Payments for unconditional purchase obligations reflect minimum water purchase obligations based on rates that are subject to change under our interconnection agreement with the Chester Water Authority.

Artesian Water entered into a Letter Agreement with CoBank in September 2015 confirming the forward setting of a fixed rate of a First Mortgage Bond, Series S. The Bond carried an annual interest rate of 6.73% through March 1, 2016. The Letter Agreement set the fixed annual interest rate, to be effective March 1, 2016 through the Maturity Date, at an annual interest rate of 4.45%. The Bond is subject to redemption in a principal amount equal to $150,000 plus interest per calendar quarter, payable on the first business day of March, June, September and December each year. The principal amount of the Bond at March 1, 2016 was $10.7 million.

In order to control purchased power costs, in October 2015 Artesian Water entered into an electric supply contract at a fixed rate that was 11.0% lower than its then current contract, which has since expired  in May 2016 and was less than the rate charged by the local electric supplier at that time. This current fixed price contract is effective from May 2016 through May 2019.

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

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2015 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2015 and also in the notes to our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first nine months of 2016 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2043, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt's maturity. In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at September 30, 2016 were approximately $4.0 million. An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line. We are also exposed to market risk associated with changes in commodity prices. Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers. We have also sought to mitigate future significant electric price increases by signing a multi-year supply contract, at a fixed price.

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

ITEM 6 - EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a–14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a–14(a) under the Securities Exchange Act of 1934, as amended.*

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).*

101
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: November 4, 2016	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: November 4, 2016	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a–14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a–14(a) under the Securities Exchange Act of 1934, as amended.*

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).**

101
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

* Filed herewith
** Furnished herewith