Form 10-K
period 2016-12-31
ARTESIAN RESOURCES CORP
filed 2017-03-10
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

The aggregate market value of the Class A Non-Voting Common Stock and Class B Common Stock held by non-affiliates of the registrant at June 30, 2016 was $269,178,000 and $8,328,000, respectively.  The aggregate market value of Class A Non-Voting Common Stock was computed by reference to the closing price of such class as reported on the Nasdaq Global Market on June 30, 2016, which trade date was June 30, 2016.  The aggregate market value of Class B Common Stock was computed by reference to the last reported trade of such class as reported on the OTC Bulletin Board as of June 30, 2016, which trade date was June 27, 2016.

As of March 6, 2017, 8,251,271 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION

Table of Content

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

Table of Content

PART I

ITEM 1. BUSINESS

General Information

Artesian Resources Corporation, a Delaware Corporation incorporated in 1927, operates as the holding company of eight wholly-owned subsidiaries offering water, wastewater and other services on the Delmarva Peninsula.  The Company's principal executive offices are located at 664 Churchmans Road, Newark, Delaware 19702.  Our principal subsidiary, Artesian Water Company, Inc., is the oldest and largest investor-owned public water utility on the Delmarva Peninsula, and has been providing superior water service since 1905. We distribute and sell water, including water for public and private fire protection, to residential, commercial, industrial, municipal and utility customers in the states of Delaware, Maryland and Pennsylvania. We provide wastewater services to customers in Delaware. In addition, we provide contract water and wastewater operations, and water, sewer and internal Service Line Protection Plans. Our Class A Non-Voting Common Stock is listed on the NASDAQ Global Select Market and trades under the symbol "ARTNA."

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

Our Market

Our current market area is the Delmarva Peninsula.  Our largest service area is in the State of Delaware, which had an estimated population of approximately 952,000 at July 1, 2016. According to the US Census Bureau, Delaware's population increased an estimated 6.0% from 2011 to 2016, as compared to the nationwide growth rate of approximately 4.7%. Substantial portions of Delaware, particularly outside of New Castle County, are not served by a public water or wastewater system and represent potential opportunities for Artesian Water and Artesian Wastewater to obtain new exclusive franchised service areas.  We continue to focus resources on developing and serving existing service territories and obtaining new territories throughout the State.

We have interconnection agreements for the sale of water with the towns of Elkton and Chesapeake City, Maryland.  The Town of Elkton is required to take a minimum of 250,000 gallons per day of water through the interconnection and may take a maximum of 1.5 million gallons per day, or mgd. Our interconnection with Chesapeake City is currently the town's sole source of water with an average daily take of 75,000 gallons.

We hold Certificates of Public Convenience and Necessity, or CPCNs, for approximately 283 square miles of exclusive water service territory and approximately 25 square miles of wastewater service territory, most of which is in Delaware and some in Maryland and Pennsylvania.  Our largest connected regional water system, consisting of approximately 141 square miles and 74,000 metered customers, is located in northern New Castle County and portions of southern New Castle County, Delaware.  A significant portion of our exclusive service territory is in Delaware and remains undeveloped, and if and when development occurs and there is population growth in these areas, we will increase our customer base by providing water and/or wastewater service to the newly developed areas and new customers.

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

Table of Content
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

Artesian Wastewater

Artesian Wastewater is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company.  As of December 31, 2016, Artesian Wastewater owned and operated four wastewater treatment facilities, which are permitted to treat approximately 500,000 gallons per day. In August 2016, Artesian Wastewater and Sussex County, a political subdivision of Delaware, entered into an agreement to provide wastewater treatment and disposal services for each other in order to address the periodic need of additional wastewater treatment and disposal capacities and facilities in Sussex County, beyond those under their own ownership and control, to assure the timely, efficient and cost effective transmission and management of wastewater.  There are numerous locations in Sussex County where Artesian Wastewater's and Sussex County's facilities are capable of being connected or integrated to allow for the movement and disposal of wastewater generated by one or the other's system.

On September 27, 2016, Artesian Wastewater entered into a wastewater services agreement with Allen Harim Foods, LLC, or Allen Harim, for Artesian Wastewater to provide treatment and disposal services for sanitary wastewater discharged from Allen Harim's properties located in Sussex County, Delaware upon completion of a pipeline to transfer the sanitary wastewater.  The completion of the pipeline should occur during the second quarter of 2017.  On January 27, 2017, Artesian Wastewater entered into a second wastewater agreement with Allen Harim for Artesian Wastewater to provide disposal services for approximately 1.5 million gallons per day of treated industrial and/or process wastewater upon completion of an approximately eight mile pipeline that will transfer the wastewater from Allen Harim's properties to a 67 million gallon storage lagoon at Artesian's Northern Sussex Water Recycling Facility.  Artesian will use the reclaimed wastewater for spray irrigation on agricultural land in the area.  The completion of the industrial and/or process wastewater pipeline and storage lagoon should occur during the first quarter of 2018.

Artesian Wastewater Maryland

Artesian Wastewater Maryland is a regulated wastewater entity in the State of Maryland and was incorporated on June 3, 2008. Artesian Wastewater Maryland is able to provide public wastewater services to customers in the State of Maryland. It is currently not providing wastewater services in Maryland.

Artesian Utility

Artesian Utility was formed in 1996. It designs and builds water and wastewater infrastructure and provides contract water and wastewater services on the Delmarva Peninsula. Artesian Utility also evaluates land parcels, provides recommendations to developers on the size of water or wastewater facilities and the type of technology that should be used for treatment at such facilities, and operates water and wastewater facilities in Delaware for municipal and governmental organizations. Artesian Utility also may contract with developers for design and construction of wastewater facilities within the Delmarva Peninsula, using a number of different technologies for treatment of wastewater at each facility. In addition, as further discussed below, effective April 2012, Artesian Utility operates the Water Service Line Protection Plan, or WSLP Plan, and the Sewer Service Line Protection Plan, or SSLP Plan. In November 2015, a third plan was added, the Internal Service Line Protection Plan, or ISLP Plan.

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

Table of Content
Artesian Utility has operated the WSLP Plan and the SSLP Plan since 2012. Artesian Resources initiated the WSLP Plan in March 2005. The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The SSLP Plan was initiated in the second quarter of 2008. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit. In the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources. The ISLP Plan was introduced in November 2015 to further enhance available coverage to include water and wastewater lines within the residence. As of December 31, 2016, approximately 19,500, or 25.0%, of our eligible water customers signed up for the WSLP Plan, approximately 15,200, or 19.5%, of our eligible customers signed up for the SSLP Plan, and approximately 3,600 signed up for the ISLP Plan.  Approximately 1,400 non-customer participants signed up for either the WSLP Plan, the SSLP Plan, or the ISLP Plan.

Artesian Development

Artesian Development is a real estate holding company that owns properties, including land zoned for office buildings, a water treatment plant and wastewater facility, as well as property for current operations, including an office facility in Sussex County, Delaware. The facility consists of approximately 10,000 square feet of office space along with nearly 10,000 square feet of warehouse space. This facility is leased to Artesian Water and Artesian Wastewater and allows all of our Sussex County, Delaware operations to be housed in one central location.

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

Table of Content
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

Other Regulatory Matters

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through DSIC. This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC approval process is less costly when compared to the approval process for general rate increase requests. The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5% within any 12-month period. The following table summarizes Artesian Water's applications with the DEPSC to collect DSIC rates and the eligible plant improvements the rates are based on:

Table of Content
Application Date	11/26/2014	05/28/2015	11/24/2015	05/31/2016	11/29/2016
DEPSC Approval Date	12/16/2014	06/16/2015	12/15/2015	06/28/2016	12/20/2016
Effective Date	01/01/2015	07/01/2015	01/01/2016	07/01/2016	01/01/2017
Cumulative DSIC Rate	0.34%	1.15%	1.57%	2.30%	4.71%
Eligible Plant Improvements – Cumulative Dollars (in millions)	$1.3	$4.6	$7.0	$10.3	$16.6
Eligible Plant Improvements – Installed Beginning Date	10/01/2014	10/01/2014	10/01/2014	10/01/2014	10/01/2014
Eligible Plant Improvements – Installed Ending Date	10/31/2014	04/30/2015	10/31/2015	4/30/2016	10/31/2016

All DEPSC approvals noted in the table above are subject to audit at a later date. For the years ended December 31, 2016, December 31, 2015 and December 31, 2014, we earned approximately $1,306,000, $520,000 and $788,000 in DSIC revenue, respectively.

Environmental Regulation

Our water and wastewater operations are subject to federal, state, and local requirements relating to environmental protection. The United States Environmental Protection Agency, or the EPA, the Delaware Department of Natural Resources and Environmental Control, or DNREC, and the Delaware Division of Public Health, or DPH, regulate the water quality of our treatment and distribution systems in Delaware, as do the EPA and the Maryland Department of the Environment, or MDE, with respect to our operations in Maryland. Chester Water Authority, which supplies water to Artesian Water through an interconnection in northern New Castle County, is regulated by the Pennsylvania Department of Environmental Protection, as well as the EPA. We believe that we are in material compliance with all current federal, state and local water quality standards, including regulations under the federal Safe Drinking Water Act. However, if new water quality regulations are too costly, or if we fail to comply with such regulations, it could have a material adverse effect on our financial condition and results of operations.

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

Under Delaware state laws and regulations, we are required to file applications with DNREC for water allocation permits for each of our operating wells pumping greater than 50,000 gallons per day. For any wells in the Delaware River Basin, we must also file allocation permits with the Delaware River Basin Commission, or DRBC. We have 119 operating and 60 observation and monitoring wells in our Delaware systems. At December 31, 2016, we had allocation permits for 103 wells, and 16 wells that do not require a permit.

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

Table of Content
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

The Clean Water Act has established the foundation for wastewater discharge control in the United States.  The Clean Water Act established a control program for ensuring that communities have clean water by regulating the release of contaminants into waterways.  Permits that limit the amounts of pollutants discharged are required of all wastewater dischargers under the National Pollutant Discharge Elimination System, or the NPDES permit program.  In accordance with the NPDES permit program, the implementing states set maximum discharge limits for wastewater effluents and overflows from wastewater collection systems. Discharges that exceed the limits specified under the NPDES permit program can lead to the imposition of penalties. The Clean Water Act also requires that wastewater treatment plant discharges meet a minimum of secondary treatment.  The secondary treatment process can remove up to 90% of the organic matter in wastewater.

Under the Delaware state laws and regulations, we are required to hold a permit from DNREC for the construction, operation, maintenance or repair of any on-site wastewater treatment and disposal systems with daily design flow rates of greater than or equal to 2,500 gallons. A classification on the facility is performed in accordance with Regulations Licensing Operators of Wastewater Facilities. The class of operator required for the facility is determined by the Board of Certification for Licensed Wastewater Operations in accordance with Regulations Licensing Operators of Wastewater Facilities. We operate environmentally friendly wastewater systems that meet all requirements of Federal, State and local standards.

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

Table of Content
To supplement our groundwater supply, we purchase treated surface water through interconnections only in the northern service area of our New Castle County, Delaware system.  The treated surface water is blended with our groundwater supply for distribution to our customers.  Nearly 84% of the overall 7.6 billion gallons of water we distributed in all of our Delaware systems during 2016 came from our groundwater wells, while the remaining 15% came from interconnections with other utilities and municipalities.  The majority of the 0.1 billion gallons of water we distributed in all of our Maryland systems during 2016 came from our groundwater wells, while a portion came from treated surface water.  In Delaware in 2016, we pumped an average of 17.8 mgd from our groundwater wells and obtained an average of approximately 3.1 mgd from interconnections. We have one water treatment facility that treats surface water from the Susquehanna River, located in Cecil County, Maryland.  Our peak water supply capacity currently is approximately 55.0 mgd in Delaware and approximately 2.0 mgd in Maryland. We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

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

In Delaware, we have 23 interconnections with 2 neighboring water utilities and 7 municipalities that provide us with the ability to purchase or sell water.  An interconnection agreement with the Chester Water Authority has a "take or pay" clause requiring us to purchase 1.095 billion gallons annually.  During the fiscal year ended December 31, 2016, we used the minimum draw under this agreement. The Chester Water Authority agreement, which expires December 31, 2021, provides for the right to extend the term of this agreement through and including December 31, 2047, at our option, subject to the approval of the Susquehanna River Basin Commission. All of the interconnections provide Artesian Water the ability to sell water to neighboring water utilities or municipalities. In Maryland, we have one interconnection that connects the Artesian Water system in Delaware to the Meadowview System, one interconnection with a neighboring utility, and three interconnections with the Town of Elkton. The interconnection with the Artesian Water Delaware system is capable of providing up to 3.0 mgd of water to our Maryland systems, of which 1.5 mgd is available to the Town of Elkton per our agreement with the Town. In March 2013, the interconnection to the Town of Chesapeake City was completed. The Town of Chesapeake City placed in service an interconnection and 1.57 miles of new water main to provide water to the Town of Chesapeake City from the Artesian Water Delaware system. The interconnection is currently the town's sole source of water supply, averaging approximately 75,000 gallons per day.

As of December 31, 2016, we were serving customers through approximately 1,260 miles of transmission and distribution mains. Mains range in diameter from two inches to twenty-four inches, and most of the mains are made of ductile iron or cast iron.

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

Table of Content
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

Employees

The Company has no collective bargaining agreements with any of its employees, and its work force is not union organized or union represented.  As of December 31, 2016, we employed 225 full-time employees.  Of these employees, 50 were officers and managers; 116 were employed as operations personnel, including engineers, technicians, draftsman, maintenance and repair persons, meter readers and utility personnel; and 35 were employed in accounting, budgeting, information systems, human resources, customer relations and public relations.  The remaining 24 employees were administrative personnel. We believe that our employee relations are good.

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

ITEM 1A. RISK FACTORS

We are exposed to a variety of risks and uncertainties.  Most are general risks and uncertainties applicable to all water and wastewater utility companies. We describe below some of the specific known risk factors that could negatively affect our business, financial condition or results of operations.  If one or more of these risks or uncertainties materialize, actual results may vary materially from our projections.  All forward-looking statements made by us in this Annual Report to the SEC on Form 10-K, in our Annual Report to Shareholders and in our subsequently filed quarterly and current reports to the SEC, as well as in our press releases and other public communications, are qualified by the risks described below.

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content

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

Artesian Water owns land, rights-of-way, easements, transmission and distribution mains, pump facilities, treatment plants, storage tanks, meters, vehicles and related equipment and facilities throughout Delaware, of which the majority are used for utility operations.  Artesian Water Pennsylvania owns transmission and distribution mains. Artesian Water Maryland owns land, transmission and distribution mains, pump facilities and storage tanks.  Artesian Wastewater owns land, rights-of-way, easements, treatment and disposal plants, collection mains and lift stations.  Artesian Wastewater owns a 75-acre parcel of land in Sussex County, Delaware for the operation of the wastewater facility known as the Northern Sussex Regional Water Recharge Complex.  The following table indicates our utility plant as of December 31, 2016.

Utility plant comprises:
In thousands
	Estimated Useful Life (In Years)	December 31, 2016
Utility plant at original cost
Utility plant in service-Water
Intangible plant	---	$140
Source of supply plant	45-85	19,627
Pumping and water treatment plant	8-62	78,542
Transmission and distribution plant
Mains	81	236,261
Services	39	38,803
Storage tanks	76	24,108
Meters	26	24,710
Hydrants	60	12,870
General plant	3-31	53,417

Utility plant in service-Wastewater
Treatment and disposal plant	35-62	15,613
Collection mains and lift stations	81	8,675
General plant	3-31	931

Property held for future use	---	14,815
Construction work in progress	---	6,674
		535,186
Less – accumulated depreciation		109,684
		$425,502

Substantially all of Artesian Water's utility plant, except the utility plant in the town of Townsend, Delaware, is pledged as security for First Mortgage Securities.  As of December 31, 2016, no other utility plant has been pledged as security for loans.

We believe that our properties are generally maintained in good condition and in accordance with current standards of good water and wastewater works industry practice. We believe that all of our existing facilities adequately meet current necessary production capacities and current levels of utilization.

Table of Content
ITEM 3. LEGAL PROCEEDINGS

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

Market Information for the Company's Common Equity
Artesian Resources' Class A Non-Voting Common Stock, or Class A Stock, is listed on NASDAQ Global Select Market and trades under the symbol "ARTNA."  On March 6, 2017, the last closing sale price as reported by the NASDAQ Global Select Market was $32.27 per share.  On March 6, 2017 there were 702 holders of record of the Class A Stock.  The following table sets forth, for the periods indicated, the high and low closing sale prices for the Class A Stock as reported by NASDAQ Global Select Market and the cash dividends declared per share.

CLASS A NON-VOTING COMMON STOCK

	High	Low	Dividend Per Share
2016
First Quarter	$31.31	$25.52	$0.2216
Second Quarter	33.92	26.26	0.2249
Third Quarter	34.87	26.32	0.2249
Fourth Quarter	33.00	26.78	0.2283

2015
First Quarter	$22.72	$20.00	$0.2151
Second Quarter	22.16	20.70	0.2183
Third Quarter	24.14	21.32	0.2183
Fourth Quarter	29.11	24.14	0.2216

Our Class B Voting Stock, or Class B Stock, is quoted on the OTC Bulletin Board under the symbol "ARTNB."  There has been a limited and sporadic public trading market for the Class B Stock.  As of March 6, 2017, the last reported trade of the Class B Stock on the OTC Bulletin Board was at a price of $32.77 per share on January 13, 2017.  As of March 6, 2017, we had 159 holders of record of the Class B Stock.  The Class B shares are paid the same dividend as the Class A shares noted in the table above.
Recent Sales of Unregistered Securities

During the year ended December 31, 2016, we did not issue any unregistered shares of our Class A or Class B Stock.

Table of Content
Equity Compensation Plan Information
The following table provides information on the shares of our Class A Stock that may be issued upon exercise of outstanding stock options and vesting of awards as of December 31, 2016 under the Company's stockholder approved stock plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	236,755	$18.91	321,500

Equity compensation plans not approved by security holders	---	---	---

Total	236,755		321,500

Table of Content
The following graph compares the percentage change in cumulative shareholder return on the Company's Class A Stock with the Standard & Poor's 500 Stock Index and a Peer Group of water utility companies having similar market capitalizations. The graph covers the period from December 2011 (assuming a $100 investment on December 31, 2011, and the reinvestment of any dividends) through December 2016:

		INDEXED RETURNS
	Base Period	Years Ending December 31
Company Name / Index	2011	2012	2013	2014	2015	2016
Artesian Resources Corporation	100	123.88	131.46	134.53	171.41	203.90
S&P 500 Index	100	116.00	153.57	174.60	177.01	198.18
Peer Group	100	119.11	140.89	173.01	195.08	239.56

The Peer Group includes American States Water Company, American Water Works Company, Inc., Aqua America, Inc., California Water Service Group, Connecticut Water Service, Inc., Middlesex Water Company, SJW Corporation and York Water Company.

Table of Content

ITEM 6.	SELECTED FINANCIAL DATA

The selected statement of operations and balance sheet data shown below were derived from our consolidated financial statements. The consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 have been derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K.  You should read this selected financial data together with our consolidated financial statements and related notes, as well as the discussion under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In thousands, except per share and operating data	2016	2015	2014	2013	2012

STATEMENT OF OPERATIONS DATA

Operating revenues
Water sales	$70,587	$68,932	$64,667	$61,846	$63,607
Other utility operating revenue	3,816	3,694	3,648	3,253	3,169
Non-utility operating revenue	4,686	4,398	4,150	3,974	3,787
Total operating revenues	$79,089	$77,024	$72,465	$69,073	$70,563

Operating expenses
Operating and maintenance	$38,260	$38,453	$37,086	$36,630	$36,217
Depreciation and amortization	9,188	8,837	8,673	8,251	7,930
State and federal income taxes	8,331	7,784	6,375	5,588	6,616
Property and other taxes	4,491	4,368	4,285	4,120	3,945
Total operating expenses	$60,270	$59,442	$56,419	$54,589	$54,708

Operating income	$18,819	$17,582	$16,046	$14,484	$15,855
Other income, net	779	721	853	872	1,036
Total income before interest charges	$19,598	$18,303	$16,899	$15,356	$16,891

Interest charges	$6,644	$6,998	$7,393	$7,055	$7,045

Net income	$12,954	$11,305	$9,506	$8,301	$9,846
Dividends on preferred stock
Net income applicable to common stock	$12,954	$11,305	$9,506	$8,301	$9,846

Net income per share of common stock:
Basic	$1.42	$1.26	$1.07	$0.95	$1.14
Diluted	$1.41	$1.26	$1.07	$0.94	$1.13

Average shares of common stock outstanding:
Basic	9,098	8,960	8,884	8,774	8,666
Diluted	9,161	9,005	8,926	8,836	8,717
Cash dividends per share of common stock	$0.90	$0.87	$0.85	$0.82	$0.79

In thousands, except for operating data	2016	2015	2014	2013	2012
BALANCE SHEET DATA
Utility plant, at original cost less accumulated depreciation	$425,502	$405,606	$393,793	$378,960	$366,563
Total assets	$450,976	$431,626	$422,213	$403,832	$391,714
Lines of credit	$7,130	$10,487	$18,491	$10,332	$10,717
Long-term obligations and redeemable preferred stock, including current portions	$103,647	$104,936	$106,199	$106,642	$107,368
Stockholders' equity	$139,023	$132,331	$125,605	$121,836	$118,180
Total capitalization	$241,354	$235,978	$230,559	$227,346	$224,437

OPERATING DATA
Average water sales per customer	$830	$824	$780	$755	$783
Water pumped (millions of gallons)	7,626	7,646	7,592	7,286	7,407
Number of metered customers	85,000	83,700	82,900	81,900	81,200
Miles of water main	1,260	1,218	1,201	1,182	1,162

Table of Content

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our profitability is primarily attributable to the sale of water. Gross water sales comprise 89.3% of total operating revenues for the year ended December 31, 2016. Our profitability is also attributed to the various contract operations, water, sewer and internal Service Line Protection Plans and other services we provide. Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature. In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected. We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. Our contract operations, Service Line Protection Plans and other services provide a revenue stream that is not affected by changes in weather patterns.

While water sales are our primary source of revenues, we continue to seek growth opportunities to provide wastewater service in Delaware and the surrounding areas. We also continue to explore and develop relationships with developers and municipalities in order to increase revenues from contract water and wastewater operations, wastewater management services, design, construction and engineering services. We plan to continue developing and expanding our contract operations and other services in a manner that complements our growth in water service to new customers. Our anticipated growth in these areas is subject to changes in residential and commercial construction, which may be affected by interest rates, inflation and general housing and economic market conditions.  We anticipate continued growth in our non-regulated division due to our water, sewer and internal Service Line Protection Plans.

Water Division

Overview

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers. Increases in the number of customers contribute to increases, or help to offset any intermittent decreases in our operating revenue. The Town of Middletown, which is one of our municipal customers and is located in southern New Castle County, Delaware, has more than tripled in population since 2001, and population growth in this area is expected to continue for some time as a result of ongoing and future residential, commercial and industrial construction. As population growth continues in Middletown and other areas in Delaware, we believe that the demand for water will increase, thereby contributing to an increase in our operating revenues. As of December 31, 2016, we had approximately 82,700 metered water customers in Delaware, an increase of approximately 1,300 compared to December 31, 2015. The number of metered water customers in Maryland totaled 2,300 as of December 31, 2016, which remained consistent with 2015. The number of metered water customers in Pennsylvania totaled 40, which remained consistent with 2015. For the year ended December 31, 2016, approximately 7.6 billion gallons of water were distributed in our Delaware systems and approximately 158 million gallons of water were distributed in our Maryland systems.

Wastewater Division

Overview

Artesian Wastewater owns wastewater infrastructure and began providing wastewater services in Delaware in July 2005. Artesian Wastewater Maryland, which was incorporated on June 3, 2008, is able to provide regulated wastewater services in Maryland. Our wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather. Artesian Wastewater entered into agreements with an industrial customer and Sussex County for wastewater services that will expand our service area and provide growth opportunities.

Table of Content
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

Artesian Utility has operated the WSLP Plan and the SSLP Plan since 2012. Artesian Resources initiated the WSLP Plan in March 2005. In November 2015, a third plan was added, the ISLP Plan.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The SSLP Plan was initiated in the second quarter of 2008. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit. In the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources. The ISLP Plan was introduced in November 2015 to further enhance available coverage to include water and wastewater lines within the residence. As of December 31, 2016, approximately 19,500, or 25.0%, of our eligible water customers signed up for the WSLP Plan, approximately 15,200, or 19.5%, of our eligible customers signed up for the SSLP Plan, and approximately 3,600 customers signed up under the ISLP Plan. Approximately 1,400 non-customer participants signed up for either the WSLP Plan, the SSLP Plan, or the ISLP Plan.

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

On February 23, 2017, Artesian Water entered into an agreement with Fort DuPont Redevelopment and Preservation Corporation, or FDRPC, for the purchase of existing water assets and for the provision of potable water and fire suppression services.  The Fort DuPont National Historic District, or Fort DuPont, consists of 325-acres and lies between the Delaware River on the east, the Chesapeake and Delaware Canal on the south and the Delaware City Branch Canal.  The total price for the purchase of the water assets is $1.0 million.  The water assets include a water treatment plant, storage tank, mains, and other equipment used to provide potable water and fire suppression services to portions of Fort DuPont and the surrounding properties.  In connection with the planned future development of Fort DuPont, the parties intend to design, build and operate a state of the art, cost effective, safe and reliable water system that will include both new water assets as well as improvements and upgrades to the existing water assets.  The water system can be expanded to meet the needs of the planned 600 residential unit as well as new commercial customers, in addition to water service currently provided to the Governor Bacon Health Center and National Guard facilities.  The agreement may be terminated at any time prior to closing by mutual written consent of Artesian and FDRPC.

Table of Content
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

Artesian Wastewater entered into agreements that will provide growth opportunities and will utilize our larger regional wastewater facilities.  In August 2016, Artesian Wastewater and Sussex County, a political subdivision of Delaware, entered into an agreement to provide wastewater treatment and disposal services for each other in order to address the periodic need of additional wastewater treatment and disposal capacities and facilities in Sussex County, beyond those under their own ownership and control, to assure the timely, efficient and cost effective transmission and management of wastewater.  There are numerous locations in Sussex County where Artesian Wastewater's and Sussex County's facilities are capable of being connected or integrated to allow for the movement and disposal of wastewater generated by one or the other's system. On September 27, 2016, Artesian Wastewater entered into a wastewater services agreement with Allen Harim Foods, LLC, or Allen Harim, for Artesian Wastewater to provide treatment and disposal services for sanitary wastewater discharged from Allen Harim's properties located in Sussex County, Delaware upon completion of a pipeline to transfer the sanitary wastewater.  The completion of the pipeline should occur during the second quarter of 2017.  On January 27, 2017, Artesian Wastewater entered into a second wastewater agreement with Allen Harim for Artesian Wastewater to provide disposal services for approximately 1.5 million gallons per day of treated industrial and/or process wastewater upon completion of an approximately eight mile pipeline that will transfer the wastewater from Allen Harim's properties to a 67 million gallon storage lagoon at Artesian's Northern Sussex Water Recycling Facility.  Artesian will use the reclaimed wastewater for spray irrigation on agricultural land in the area.  The completion of the industrial and/or process wastewater pipeline and storage lagoon should occur during the first quarter of 2018.

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

Table of Content

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

We record water service revenue, including amounts billed to customers on a cycle basis and unbilled amounts, based upon estimated usage from the date of the last meter reading to the end of the accounting period.  As actual usage amounts are received, adjustments are made to the unbilled estimates in the next billing cycle based on the actual results.  Estimates are made on an individual customer basis, based on one of three methods (the previous year's consumption in the same period, the previous billing period's consumption, or averaging) and are adjusted to reflect current changes in water demand on a system-wide basis. While actual usage for individual customers may differ materially from the estimate, we believe the overall total estimate of consumption and revenue for the fiscal period will not differ materially from actual billed consumption.

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

Our long-lived assets consist primarily of utility plant in service and regulatory assets. We review for impairment of our long-lived assets, including utility plant in service, in accordance with the requirements of FASB ASC Topic 360.  We review regulatory assets for the continued application of FASB ASC Topic 980. Our review determines whether there have been changes in circumstances or events that have occurred that require adjustments to the carrying value of these assets. Adjustments to the carrying value of these assets would be made in instances where changes in circumstances or events indicate the carrying value of the asset may not be recoverable.  The Company believes there are no impairments in the carrying amounts of its long-lived assets or regulatory assets at December 31, 2016.

Table of Content

Results of Operations

2016 Compared to 2015

Operating Revenues

Revenues totaled $79.1 million for the year ended December 31, 2016, $2.1 million, or 2.7%, above revenues for the year ended December 31, 2015 of $77.0 million. Water sales revenues increased $1.7 million, or 2.4%, for the year ended December 31, 2016 compared to 2015. The increase in water sales revenue is primarily due to an increase in DSIC revenue of approximately $0.8 million and an increase in overall water consumption and the number of water customers. We realized 89.3% of our total operating revenue for the year ended December 31, 2016 from the sale of water as compared to 89.5% for the year ended December 31, 2015.

Other utility operating revenue increased approximately $0.1 million, or 3.3%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase is primarily due to an increase in wastewater revenue related to customer growth and new development inspections, partially offset by a decrease in operating subsidies due to developers satisfying their wastewater connection payments for all lots within certain communities.

Non-utility operating revenue increased approximately $0.3 million, or 6.5%, for the year ended December 31, 2016 compared to 2015. The increase is primarily due to an approximately $229,000 increase in Service Line Protection Plans, or SLP Plans, revenue and contract service revenue.

Percentage of Operating Revenues
	2016	2015	2014
Water Sales
Residential	53.5%	54.7%	53.6%
Commercial	21.6	21.1	21.3
Industrial	0.1	0.1	0.1
Government and Other	14.1	13.8	14.2
Other utility operating revenues	4.8	4.7	5.0
Non-utility operating revenues	5.9	5.6	5.8
Total	100.0%	100.0%	100.0%

Residential

Residential water service revenues in 2016 amounted to $42.3 million, an increase of $1.1 million, or 2.6% above the $41.2 million recorded in 2015, primarily due to an increase in DSIC revenue and an increase in overall water consumption and the number of customers. The volume of water sold to residential customers increased to 3,741 million gallons in 2016 compared to 3,737 million gallons in 2015, a 0.1% increase. The number of residential customers served increased by approximately 1,300, or 1.6%, in 2016.

Commercial

Water service revenues from commercial customers in 2016 increased by 2.4%, from $16.7 million in 2015 to $17.1 million in 2016, primarily due to an increase in DSIC revenue and an increase overall water consumption.  The volume of water sold to commercial customers increased to 2,178 million gallons in 2016 compared to 2,150 million gallons sold in 2015, an increase of 1.3%.

Industrial

Water service revenues from industrial customers decreased 22.2% from $99,000 in 2015 to $77,000 in 2016. The volume of water sold to industrial customers decreased to 8,000 gallons in 2016 from 11,000 gallons in 2015, a decrease of 25.7%.

Government and Other

Government and other water service revenues in 2016 increased by 2.8%, from $10.9 million in 2015 to $11.2 million in 2016, primarily due to an increase in DSIC revenue.  The volume of water sold to government and other customers was 810,000 gallons in 2016 and 2015, respectively.

Table of Content

Other Utility Operating Revenue

Other utility operating revenue, derived from contract operations, antenna leases on water tanks, finance/service charges and wastewater customer service revenues increased 3.3%, from $3.7 million in 2015 to $3.8 million in 2016. The increase is primarily due to an increase in revenue from wastewater customers compared to 2015 and an increase in inspection fee revenue related to new development, partially offset by a decrease in operating subsidies due to developers satisfying their wastewater connection payments for all lots within certain communities.

Non-Utility Operating Revenue

Non-utility operating revenue, derived from non-regulated water and wastewater operations, increased 6.5%, from $4.4 million in 2015 to $4.7 million in 2016.  The increase is primarily due to an approximately $0.3 million increase in SLP Plan revenue and contract service revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, decreased $70,000, or 0.2%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The components of the change in operating expenses primarily include a decrease in utility operating expenses of $0.5 million, an increase in non-utility operating expenses of $0.3 million and an increase in property and other taxes of $0.1 million.

Utility operating expenses decreased $0.5 million, or 1.4%, for the year ended December 31, 2016 compared to the year ended December 31, 2015.  The net decrease is primarily related to the following.

·
Payroll and employee benefit costs decreased $0.4 million, or 1.9%, primarily as a result of a discretionary profit sharing contribution to the employee deferred contribution retirement plan of 1% that was made in 2015 and not in 2016, unfilled employee position vacancies throughout 2016 and greater capitalized pay in 2016 related to a meter replacement project.  These decreases were partially offset by 2015 and 2016 merit based pay increases.

·	Purchased power expense decreased $0.1 million, or 5.2%, primarily due to the execution of a lower rate three-year supply contract effective May 2016.

·
Administration expenses decreased $0.1 million, or 1.6%, primarily due to a decrease in consulting fees related to an accounting software update in 2015 and a decrease in rate case costs due to the timing of expenses related to Artesian Water's rate applications.  These decreases are partially offset by increased legal costs associated with litigation before the DEPSC pertaining to a developer dispute over Contributions in Aid of Construction. Artesian submitted a petition to the DEPSC on October 20, 2016 requesting deferred accounting treatment related to this litigation, however the request was denied by the DEPSC on December 20, 2016.

·
Repair and maintenance costs increased $0.1 million, or 2.1%, primarily due to increased tank painting expenses due to the painting of more tanks in 2016 compared to 2015, partially offset by a decrease in water treatment expenses related to the installation of a new ultra violet oxidation treatment facility in 2015.

Non-utility expenses increased approximately $0.3 million, or 12.9%, primarily due to an increase in payroll and benefits costs as well as an increase in plumbing services related to the Service Line Protection Plans.

Percentage of Operating and Maintenance Expenses
	2016	2015	2014
Payroll and Associated Expenses	49.7%	50.4%	51.8%
Administrative	15.6	15.8	13.4
Purchased Water	10.6	10.5	10.9
Repair and Maintenance	8.1	7.9	8.6
Purchased Power	6.0	6.2	6.0
Water Treatment	3.2	3.2	3.4
Non-utility Operating	6.8	6.0	5.9

Total	100.0%	100.0%	100.0%

Table of Content
Property and other taxes increased by $0.1 million, or 2.8%, compared to the same period in 2015, reflecting increases in tax rates charged for public schools in various areas where Artesian holds property and an increase in utility plant subject to taxation. Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.

The ratio of operating expense, excluding depreciation and income taxes, to total operating revenues was 54.1% for the year ended December 31, 2016, compared to 55.6% for the year ended December 31, 2015.

Depreciation and amortization expense increased $0.4 million, or 4.0%, primarily due to continued investment in utility plant in service providing supply, treatment, storage and distribution of water.

Federal and state income tax expense increased $0.5 million, primarily due to higher pre-tax income for the year ended December 31, 2016, compared to the year ended December 31, 2015.  Our total effective income tax rate, or ETR, for 2016 and 2015 was 39.1% and 40.8%, respectively.

Other Income, Net

Allowance for funds used during construction, or AFUDC, decreased $27,000 due to decreased long-term construction activity subject to AFUDC. Miscellaneous income increased $85,000, primarily due to the timing of charitable contributions this period compared to the same period last year.

Interest Charges

Interest expense decreased $0.4 million, primarily due to a decrease in the Series S First Mortgage Bond interest rate from 6.73% to 4.45% effective March 1, 2016 and a decrease in short-term debt outstanding.

Net Income

For the year ended December 31, 2016, our net income applicable to common stock increased $1.6 million compared to 2015. This increase in net income was primarily due to higher operating income margins in our water utility business as a result of increased water sales revenue and decreased utility operating expenses, as well as decreased interest expense.

2015 Compared to 2014

Operating Revenues

Revenues totaled $77.0 million for the year ended December 31, 2015, $4.6 million, or 6.3%, above revenues for the year ended December 31, 2014 of $72.5 million. Water sales revenues increased $4.3 million, or 6.6%, for the year ended December 31, 2015 compared to 2014, primarily as a result of temporary rate increases that were placed into effect on June 10, 2014 and November 13, 2014. Pursuant to the order issued by the DEPSC on October 6, 2015, the permanent rate increase was less than the amounts collected under previously approved temporary increases in rates. The excess amounts collected resulted in refunds to customers in the amount of $878,000 including interest. The amount was refunded in October 2015. Since the final rate award was at a level not less than the amount previously reported as income, there was no material impact upon previously reported water sales revenue. The increase in water sales revenue was partially offset by a decrease in DSIC revenue of approximately $0.3 million, as the DSIC was reset to zero upon the implementation of the first step of temporary rate increases on June 10, 2014. We realized 89.5% of our total operating revenue for the year ended December 31, 2015 from the sale of water as compared to 89.2% for the year ended December 31, 2014.

Other utility operating revenue increased approximately $46,000, or 1.3%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily due to an increase in wastewater rates that was fully implemented in September 2014 and an increase in the number of wastewater customers, partially offset by a decrease in operating subsidies due to developers satisfying their wastewater connection payments for all lots within certain communities.

Non-utility operating revenue increased approximately $248,000, or 6.0%, for the year ended December 31, 2015 compared to 2014. The increase was primarily due to an approximately $320,000 increase in water and wastewater Service Line Protection Plan, or SLP Plans, revenue. The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service or clogged sewer lines up to an annual limit. The increase in non-utility operating revenue is partially offset by a decrease in contract revenue, primarily due to a decrease in wastewater contract services.

Table of Content

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

Other Utility Operating Revenue

Other utility operating revenue, derived from contract operations, antenna leases on water tanks, finance/service charges and wastewater customer service revenues increased 1.3%, from $3.6 million in 2014 to $3.7 million in 2015. The increase was primarily due to an increase in revenue from wastewater customers, partially offset by a decrease in contract service revenue and repair and miscellaneous income.

Non-Utility Operating Revenue

Non-utility operating revenue, derived from non-regulated water and wastewater operations, increased 6.0%, from $4.1 million in 2014 to $4.4 million in 2015.  The increase was primarily due to an approximately $0.3 million increase in water and wastewater SLP Plans revenue. The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service or clogged sewer lines up to an annual limit. The increase in non-utility operating revenue was partially offset by a decrease in wastewater contract services.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $1.4 million, or 3.5%, from $41.4 million in 2014 to $42.8 million in 2015. The components of the change in operating expenses primarily include an increase in utility operating expenses of $1.3 million and an increase in non-utility operating expenses of $0.1 million.

The increase in utility operating expenses of $1.3 million, or 3.6%, in 2015 as compared to 2014, was primarily comprised of an increase in administration expenses, an increase in purchased power expense and an increase in payroll and employee benefit expenses.

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

Table of Content
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

Other Income, Net

Allowance for funds used during construction, or AFUDC, decreased $80,000 due to decreased long-term construction activity subject to AFUDC. Miscellaneous income decreased $52,000, primarily due to an increase in charitable contributions in 2015 compared to 2014.

Interest Charges

Interest expense decreased $0.4 million, primarily due to accrual of prejudgment interest expense in the year ended December 31, 2014, related to the litigation against Chester Water Authority in regard to the proper determination of the rate charged for water purchased under contract from Chester Water Authority.

Net Income

For the year ended December 31, 2015, our net income applicable to common stock increased $1.8 million compared to the same period a year ago. This increase in net income was primarily due to higher operating income margins in our water utility business, as a result of rate increases placed in effect during 2014, an increase in service line protection plan revenue and a decrease in interest expense. The decrease of $0.4 million in interest expense was primarily due to the accrual of interest expense in the third quarter of 2014 related to the litigation against Chester Water Authority in regard to the proper determination of the rate Chester Water Authority charged for water purchased under contract.

Liquidity and Capital Resources

Overview

The Company's sources of liquidity for the year ended December 31, 2016 were $29.8 million provided by cash flow from operating activities, $9.9 million in net contributions and advances from developers and $1.8 million in net proceeds from the issuance of common stock. These funds were used to invest $28.2 million in capital expenditures, to pay dividends of approximately $8.1 million, and to repay $3.4 million of the Company's line of credit.

We depend on the availability of capital for expansion, construction and maintenance.  We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations.  We expect that our net investments in our utility plant and systems in 2017 will be approximately $40.7 million.  Our total obligations related to interest and principal payments on indebtedness, rental payments and water service interconnection agreements for 2017 are anticipated to be approximately $11.3 million.  We expect to fund our activities for the next year using our available cash balances, bank credit lines and projected cash generated from operations. We believe that internally generated funds along with existing credit facilities will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements.  However, since part of our business strategy is to expand through strategic acquisitions, we may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes. There is no assurance that we will be able to secure funding on terms acceptable to us, or at all.

Table of Content

Operating Activities

Our primary source of liquidity for the year ended December 31, 2016 was $29.8 million provided by cash flow from operating activities.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer. A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.  In addition, the Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.

The primary focus of Artesian's investment in 2016 was to continue to provide high quality reliable service to our growing service territory.  We invested $28.2 million in capital expenditures during 2016 compared to $20.7 million invested during the same period in 2015. During 2016, we invested $2.3 million to enhance or improve existing treatment facilities and sources of supply and for the rehabilitation of pumping equipment to better serve our customers.  We invested $5.0 million to upgrade and automate our meter reading equipment.  We invested approximately $6.8 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities. We invested approximately $2.9 million in mandatory utility plant expenditures due to governmental highway projects which require the relocation of water service mains in addition to facility improvements and upgrades.  Developers financed $8.0 million for the installation of water mains and hydrants in 2016 compared to $3.8 million in 2015.  We invested $2.1 million for equipment purchases, treatment facility upgrades and computer hardware and software upgrades.   An additional $1.1 million was invested in wastewater projects in Delaware.

The following chart summarizes our investment in plant and systems over the past three fiscal years.

In thousands	2016	2015	2014

Source of supply	$302	$584	$945
Treatment and pumping	2,021	3,808	6,914
Transmission and distribution	14,865	8,854	10,220
General plant and equipment	2,083	2,670	2,622
Developer financed utility plant	7,996	3,849	2,784
Wastewater facilities	1,130	1,092	457
Allowance for Funds Used During Construction, AFUDC	(146)	(163)	(212)

Total	$28,251	$20,694	$23,730

Of the $51.5 million we expect to invest in 2017, approximately $16.1 million will be invested in transmission and distribution facilities, including the replacement of facilities, and the extension of facilities to address service needs in growth areas of our service territory.  Approximately $6.7 million will be invested in the relocations of facilities as a result of government mandates and renewals associated with the rehabilitation of aging infrastructure.  Approximately $5.5 million will be invested for new treatment facilities, facility upgrades, equipment and wells throughout Delaware and Maryland to identify, develop, treat and protect sources of water supply to assure uninterrupted service to our customers.  Approximately $1.2 million will be invested in the purchase of existing water assets and for the provision of potable water and fire suppression services in the Fort DuPont National Historic District, which includes investment in both new water assets as well as improvements and upgrades to the existing water assets.  In addition, we will refund $1.1 million to customers, real estate developers and builders related to previous advances for construction they provided to Artesian in order to extend water service to their properties.

We also plan to invest $5.0 million in general plant, which includes new corporate automation, building renovations and transportation and equipment upgrades.  Additionally, $15.9 million will be invested in Artesian Wastewater for ongoing construction of wastewater plants, of which $12.4 million will be used to construct an 8 mile pipeline and a 67 million gallon storage lagoon for spray irrigation to dispose of treated wastewater from a new industrial customer.  Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.  The company's investment for 2017 is expected to be offset by developer contributions and advances of $10.8 million for a net investment of $40.7 million in 2017.

Table of Content

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

Lines of Credit

At December 31, 2016, Artesian Resources had a $40 million line of credit with Citizens Bank of Pennsylvania, or Citizens, which is available to all subsidiaries of Artesian Resources. As of December 31, 2016, there was $36.4 million of available funds under this line of credit. The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%. This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time. The term of this line of credit expires on the earlier of May 26, 2017 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At December 31, 2016, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland. As of December 31, 2016, there was $16.5 million of available funds under this line of credit. The interest rate for borrowings under this line is LIBOR plus 1.50%. CoBank may make an annual patronage refund, which has been equal to 1.00% of the average line of credit and loan volume outstanding by Artesian during each of the years ended December 31, 2016, December 31, 2015, and December 31, 2014. The patronage refunds, associated with all debt with CoBank, earned by Artesian for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 were $702,000, $689,000 and $682,000, respectively. The term of this line of credit expires on July 20, 2017. The Company expects to renew this line of credit.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$7,130	$	-----	$	-----	$	-----

Long-Term Debt

Artesian Water's trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66⅔% of total capitalization. Our debt to total capitalization, including the short-term portion thereof, was 42.7% at December 31, 2016.  In addition, our revolving line of credit with CoBank contains customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets, change our business or incur additional indebtedness.  In addition, this line of credit requires us to abide by certain financial covenants and ratios.  As of December 31, 2016, we were in compliance with these covenants.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$5,955	$33,569	$8,325	$110,135	$157,984
State revolving fund loans (principal and interest)	1,002	2,005	2,005	4,975	9,987
Operating leases	76	110	115	1,394	1,695
Unconditional purchase obligations	3,824	7,649	7,659	-	19,132
Tank painting contractual obligation	426	852	-	-	1,278
Total contractual cash obligations	$11,283	$44,185	$18,104	$116,504	$190,076

Table of Content
Long-term debt obligations reflect the maturities of certain series of our first mortgage bonds, which we intend to refinance when due.  The state revolving fund loan obligation has an amortizing mortgage payment payable over a 20-year period, and will be refinanced as future securities are issued. Both the long-term debt and the state revolving fund loan have certain financial covenant provisions, the violation of which could result in default and require the obligation to be immediately repaid, including all interest. We have not experienced conditions that would result in our default under these agreements, and we do not anticipate any such occurrence.  Payments for unconditional purchase obligations reflect minimum water purchase obligations based on rates that are subject to change under our interconnection agreement with the Chester Water Authority, which expires December 31, 2021.

On January 18, 2017, Artesian Water and CoBank entered into a Bond Purchase Agreement relating to the issue and sale by the Company to CoBank of a $40 million principal amount First Mortgage Bond, Series T, or the Bond, due December 20, 2036 (the "Maturity Date").  The Bond was issued pursuant to the Company's Indenture of Mortgage dated as of July 1, 1961, as amended and supplemented by supplemental indentures, including the Twenty-Second Supplemental Indenture (the "Supplemental Indenture"), dated as of January 18, 2017 from the Company to Wilmington Trust Company, as Trustee.  The Indenture is a first mortgage lien against substantially all of the Company's utility plant.  The proceeds from the sale of the Bond will be use to prepay indebtedness of the Company under two existing First Mortgage Bonds: Series O, principal amount $20 million with interest rate of 8.17% and related prepayment costs of $4.5 million; and Series Q, principal amount $15.4 million with interest rate of 4.75%.  The DEPSC approved the issuance of the Bond on December 20, 2016.  The DEPSC also approved deferral of the prepayment costs associated with the First Mortgage Bond, Series O.

The Bond carries an annual interest rate of 4.24% through and including the Maturity Date. Interest is payable on June 30th and December 31st of each year, beginning June 30, 2017 until the Company's obligation with respect to the payment of principal, premium (if any) and interest shall be discharged.  Overdue payments shall bear interest as provided in the Supplemental Indenture. The term of the Bonds also include certain limitations on the Company's indebtedness.

In order to control purchased power costs, in October 2015 Artesian Water entered into an electric supply contract at a fixed rate that was 11.0% lower than its contract that expired in May 2016 and was less than the rate charged by the local electric supplier at the time of entering into the contract.  The new fixed price contract is effective from May 2016 through May 2019.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 17 to our Consolidated Financial Statements for a full description of the impact of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2036, and interest rates ranging from 4.24% to 6.58%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt's maturity. In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at December 31, 2016 were approximately $7.1 million. An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line.  We are also exposed to market risk associated with changes in commodity prices. Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers. We have also sought to mitigate future significant electric price increases by signing a multi-year supply contract, at a fixed price.

Table of Content

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
In thousands

ASSETS	December 31, 2016	December 31, 2015
Utility plant, at original cost less accumulated depreciation	$425,502	$405,606
Current assets
Cash and cash equivalents	226	209
Accounts receivable (less allowance for doubtful accounts 2016 - $263; 2015-$277)	7,796	6,350
Income tax receivable	150	1,428
Unbilled operating revenues	1,403	1,535
Materials and supplies	1,564	1,713
Prepaid property taxes	1,669	1,591
Prepaid expenses and other	1,827	1,618
Total current assets	14,635	14,444
Other assets
Non-utility property (less accumulated depreciation 2016-$611; 2015-$535)	3,881	3,956
Other deferred assets	3,584	4,176
Total other assets	7,465	8,132
Regulatory assets, net	3,374	3,444
	$450,976	$431,626

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$9,127	$9,058
Preferred stock	—	—
Additional paid-in capital	97,480	95,631
Retained earnings	32,416	27,642
Total stockholders' equity	139,023	132,331
Long-term debt, net of current portion	102,331	103,647
	241,354	235,978
Current liabilities
Lines of credit	7,130	10,487
Current portion of long-term debt	1,316	1,289
Accounts payable	5,532	4,914
Accrued expenses	1,309	1,254
Overdraft payable	32	546
Accrued interest	1,000	1,032
Customer deposits	864	704
Other	2,145	2,177
Total current liabilities	$19,328	$22,403

Commitments and contingencies (Note 10)	—	—

Deferred credits and other liabilities
Net advances for construction	$8,169	$8,752
Postretirement benefit obligation	149	230
Utility plant retirement cost obligation	873	883
Deferred investment tax credits	544	562
Deferred income taxes	68,453	62,971
Total deferred credits and other liabilities	$78,188	$73,398

Net contributions in aid of construction	112,106	99,847
	$450,976	$431,626

The notes are an integral part of the consolidated financial statements.

Table of Content
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts

	For the Year Ended December 31,
	2016	2015	2014

Operating revenues
Water sales	$70,587	$68,932	$64,667
Other utility operating revenue	3,816	3,694	3,648
Non-utility operating revenue	4,686	4,398	4,150
	79,089	77,024	72,465
Operating expenses
Utility operating expenses	35,658	36,148	34,893
Non-utility operating expenses	2,602	2,305	2,193
Depreciation and amortization	9,188	8,837	8,673
Taxes
State and federal income taxes
Current	2,849	2,667	(900)
Deferred	5,482	5,117	7,275
Property and other taxes	4,491	4,368	4,285
	60,270	59,442	56,419

Operating income	18,819	17,582	16,046

Other income, net
Allowance for funds used during construction (AFUDC)	222	249	329
Miscellaneous	557	472	524
	779	721	853

Income before interest charges	19,598	18,303	16,899

Interest charges	6,644	6,998	7,393

Net income applicable to common stock	$12,954	$11,305	$9,506

Income per common share:
Basic	$1.42	$1.26	$1.07
Diluted	$1.41	$1.26	$1.07

Weighted average common shares outstanding:
Basic	9,098	8,960	8,884
Diluted	9,161	9,005	8,926

Cash dividends per share of common stock	$0.8997	$0.8733	$0.8477

The notes are an integral part of the consolidated financial statements.

Table of Content
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands
	For the Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,954	$11,305	$9,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,188	8,837	8,673
Deferred income taxes, net	5,464	5,097	7,255
Stock compensation	92	183	135
AFUDC, equity portion	(146)	(163)	(212)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(292)	(867)	147
Income tax receivable	1,278	1,640	(2,613)
Unbilled operating revenues	132	1,779	(305)
Materials and supplies	149	177	(405)
Prepaid property taxes	(78)	(190)	90
Prepaid expenses and other	(209)	49	(390)
Other deferred assets	(175)	(167)	(172)
Regulatory assets	734	187	(187)
Accounts payable	618	1,131	(357)
Accrued expenses	55	(259)	(2,197)
Accrued interest	(32)	(396)	374
Customer deposits and other, net	128	102	(832)
Postretirement benefit obligation	(81)	(38)	(41)
NET CASH PROVIDED BY OPERATING ACTIVITIES	29,779	28,407	18,469

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(28,251)	(20,694)	(23,730)
Proceeds from sale of assets	96	48	35
NET CASH USED IN INVESTING ACTIVITIES	(28,155)	(20,646)	(23,695)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under lines of credit agreements	(3,357)	(8,004)	8,159
Increase (decrease) in overdraft payable	(514)	405	(605)
Net advances and contributions in aid of construction	9,907	5,829	3,808
Net proceeds from issuance of common stock	1,826	3,049	1,651
Dividends paid	(8,180)	(7,811)	(7,523)
Issuance of long-term debt	—	-	689
Principal repayments of long-term debt	(1,289)	(1,263)	(1,132)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,607)	(7,795)	5,047

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	17	(34)	(179)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	209	243	422

CASH AND CASH EQUIVALENTS AT END OF YEAR	$226	$209	$243

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions	$2,499	$1,451	$1,491
Contractual amounts of contributions in aid of construction due from developers included in accounts receivable	$1,542	$796	$456
Contractual amounts of contributions in aid of construction received from developers previously included in accounts receivable	$388	$377	$361

Supplemental Disclosures of Cash Flow Information:
Interest paid	$6,676	$7,394	$7,019
Income taxes paid	$1,434	$2,608	$1,615

The notes are an integral part of the consolidated financial statements.

Table of Content
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
In thousands

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2013	7,948	882	$7,948	$882	$90,841	$22,165	$121,836

Net income	—	—	—	—	—	9,506	9,506
Cash dividends declared
Common stock	—	—	—	—	—	(7,523)	(7,523)
Issuance of common stock
Dividend reinvestment plan	21	—	21	—	438	—	459
Employee stock options and awards(4)	44	—	44	—	920	—	964
Employee Retirement Plan(3)	17	—	17	—	346	—	363
Balance as of December 31, 2014	8,030	882	$8,030	$882	$92,545	$24,148	$125,605

Net income	—	—	—	—	—	11,305	11,305
Cash dividends declared
Common stock	—	—	—	—	—	(7,811)	(7,811)
Issuance of common stock
Dividend reinvestment plan	18	—	18	—	366	—	384
Employee stock options and awards(4)	111	—	111	—	2,419	—	2,530
Employee Retirement Plan(3)	17	—	17	—	301	—	318
Balance as of December 31, 2015	8,176	882	$8,176	$882	$95,631	$27,642	$132,331

Net income	—	—	—	—	—	12,954	12,954
Cash dividends declared
Common stock	—	—	—	—	—	(8,180)	(8,180)
Issuance of common stock
Dividend reinvestment plan	13	—	13	—	387	—	400
Employee stock options and awards(4)	38	—	38	—	939	—	977
Employee Retirement Plan(3)	18	—	18	—	523	—	541
Balance as of December 31, 2016	8,245	882	$8,245	$882	$97,480	$32,416	$139,023

(1)
At December 31, 2016, 2015, and 2014, Class A Common Stock had 15,000,000 shares authorized.  For the same periods, shares issued, inclusive of treasury shares, were 8,275,010, 8,205,190 and 8,059,654, respectively.

(2)	At December 31, 2016, 2015, and 2014, Class B Common Stock had 1,040,000 shares authorized and 882,000 shares issued.
(3)	Artesian Resources Corporation registered 500,000 shares of Class A Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
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

Table of Content
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

In 2016, the Company adopted amended guidance on the Presentation of Debt Issuance Costs and amended guidance on Income Taxes, both of which were issued by the Financial Accounting Standards Board, or FASB, in 2015. The amended guidance on the Presentation of Debt Issuance Costs requires entities to present debt issuance costs related to a debt liability as a direct deduction from the carrying amount of that debt liability on the balance sheet as opposed to being presented as a deferred charge. The amended guidance on Income Taxes simplified the presentation of deferred income taxes, permitting all deferred income tax liabilities be classified as noncurrent on the balance sheet.

For all periods presented in this Form 10-K for the year ended December 31, 2016, unamortized debt issuance costs related to the Company's long-term debt are reported on the Condensed Consolidated Balance Sheets within "Regulatory Assets, Net" under FASB ASC Topic 980 as this amount will be recovered in future rates charged to our customers.  Prior to adoption, the Company reported the unamortized debt issuance costs in "Other Assets" on the Condensed Consolidated Balance Sheets.  Deferred income taxes are reported as noncurrent on the Condensed Consolidated Balance Sheets.  Prior to adoption, the Company reported current and noncurrent deferred income tax liabilities as separate amounts on the Condensed Consolidated Balance Sheets.

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

In accordance with a rate order issued by the DEPSC, Artesian Water accrues an Allowance for Funds Used during Construction, or AFUDC. AFUDC, which represents the cost of funds devoted to construction projects through the date the project is placed in service, is capitalized as part of construction work in progress. The rate used for the AFUDC calculation is based on Artesian Water's weighted average cost of debt and the rate of return on equity authorized by the DEPSC. The rate used to capitalize AFUDC in 2016, 2015, and 2014 was 8.1%, 8.1%, and 8.2% respectively.

Table of Content
Utility plant comprises:
In thousands
		December 31,
	Estimated Useful Life (In Years)	2016	2015
Utility plant at original cost
Utility plant in service-Water
Intangible plant	—	$140	$140
Source of supply plant	45-85	19,627	19,313
Pumping and water treatment plant	8-62	78,542	77,221
Transmission and distribution plant
Mains	81	236,261	224,104
Services	39	38,803	36,060
Storage tanks	76	24,108	23,992
Meters	26	24,710	24,150
Hydrants	60	12,870	12,037
General plant	3-31	53,417	52,434

Utility plant in service-Wastewater
Treatment and disposal plant	35-62	15,613	14,012
Collection mains & lift stations	81	8,675	7,833
General plant	3-31	931	906

Property held for future use	—	14,815	14,345
Construction work in progress	—	6,674	3,809
		535,186	510,356
Less – accumulated depreciation		109,684	104,750
		$425,502	$405,606

Depreciation and Amortization

For financial reporting purposes, depreciation is recorded using the straight-line method at rates based on estimated economic useful lives, which range from 3 to 85 years. Composite depreciation rates for water utility plant were 2.25%, 2.29% and 2.30% for 2016, 2015 and 2014, respectively. In a rate order issued by the DEPSC, the Company was directed effective January 1, 1998 to begin using revised depreciation rates for utility plant. In rate orders issued by the DEPSC, Artesian Water was directed, effective May 28, 1991 and August 25, 1992, to offset depreciation recorded on utility plant by depreciation on utility property funded by Contributions in Aid of Construction, or CIAC, and Advances for Construction, or Advances, respectively.  This reduction in depreciation expense is also applied to outstanding CIAC and Advances.  Other deferred assets are amortized using the straight-line method over applicable lives, which range from 2 to 40 years.

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

Table of Content
The postretirement benefit obligation is the recognition of an offsetting regulatory asset as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees when they render the services necessary to earn the benefits.  Artesian Water contributed $81,000 to its postretirement benefit plan in 2016. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

The deferred income taxes will be amortized over future years as the tax effects of temporary differences that previously flowed through to our customers are reversed.

Other regulatory expenses are amortized on a straight-line basis as noted below:

Expense	Years Amortized
Depreciation and salary studies	5
Delaware rate proceedings	2.5
Maryland rate proceedings	5
Debt issuance costs (as of December 31, 2016)	10 to 30 (based on term of related debt)
Debt issuance costs (after First Mortgage Bond Purchase in January 2017)	15 to 25 (based on term of related debt)
Goodwill (resulting from acquisition of Mountain Hill Water Company in 2008)	50
Deferred acquisition costs (resulting from purchase of water assets in Cecil County, Maryland in 2011 and Port Deposit, Maryland in 2010)	20
Franchise Costs (resulting from purchase of water assets in Cecil County, Maryland in 2011)	80

Regulatory assets, net of amortization, comprise:

(in thousands)	December 31, 2016	December 31, 2015

Postretirement benefit obligation	$186	$329
Deferred income taxes	431	446
Expense of rate and regulatory proceedings	116	616
Debt issuance costs	1,648	1,747
Goodwill	310	318
Deferred acquisition and franchise costs	683	720
	$3,374	$4,176

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

Table of Content
Other deferred assets at December 31, net of amortization, comprise:

In thousands	2016	2015

Investment in CoBank	$3,198	$3,023
Other	386	421
	$3,584	$3,444

Advances for Construction

Cash advances to reimburse Artesian Water for its costs to construct water mains, services and hydrants are contributed to Artesian Water by real estate developers and builders in order to extend water service to their properties. The Company only accepts advances related to new phases of existing developments that are grandfathered into the refundable arrangement through pre-existing contracts.  The value of these contributions is recorded as Advances for Construction. Artesian Water makes refunds on these advances over a specific period of time based on operating revenues generated by the specific plant or as new customers are connected to the mains. After all refunds are made within the contract period, any remaining balance is transferred to CIAC.

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

The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known. The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense. The Company remains subject to examination by federal authorities for the tax year 2015 and state authorities for the tax years 2013 through 2015.  The Company was under federal audit by the Internal Revenue Service for tax years 2012 through 2014 during 2016.  The audit was concluded during the year resulting in no change to the tax liability.

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

Table of Content
Stock Compensation Plans

On December 9, 2015, the Company's stockholders approved the 2015 Equity Compensation Plan, or the 2015 Plan. The 2015 Plan replaced the 2005 Equity Compensation Plan, or the 2005 Plan, which expired on May 24, 2015. The 2015 Plan authorizes an aggregate number of shares of our Class A common stock that may be issued or transferred under the Plan equal to the sum of:  331,500 shares, plus the number of shares of Class A common stock subject to outstanding grants under the 2005 Plan as of December 9, 2015 that terminate, expire or are cancelled, forfeited, exchanged or surrendered without having been exercised, vested or paid under the 2005 Plan. The Company accounts for stock options issued after January 1, 2006 under FASB ASC Topic 718. Compensation costs for restricted stock grants and options were $92,000, $183,000 and $135,000 in 2016, 2015 and 2014, respectively. Cost for options and restricted stock grants were determined based on the fair value at the grant dates and those costs were charged to income over the associated service periods. The $135,000 in 2014 was the amount amortized for stock options awarded in 2014 and 2013.  The $183,000 in 2015 was the amount amortized for restricted stock  awarded in 2015 and stock options awarded in 2014. The $92,000 in 2016 was the amount amortized for restricted stock awarded in 2016. As of December 31, 2016 there is $47,000 unrecognized expense related to non-vested awards of restricted shares granted under the 2015 Plan.

There was no stock compensation cost capitalized as part of an asset.

Stock Options

The fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants issued in 2014 under the 2005 Equity Compensation Plan (See Note 8 "Stock Compensation Plans"). No options were granted in 2015 or 2016.

2014
Expected Dividend Yield	3.88%
Expected Stock Price Volatility	26.50%
Weighted Average Risk Free Interest Rate	2.24%
Weighted Average Expected Life of Options (in years)	7.52

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

Stock Awards

On May 4, 2016, 5,000 shares of Class A common stock were granted as restricted stock awards.  The fair market value per share was $27.70, the closing price of the Class A common stock as recorded on the Nasdaq Global Market on May 4, 2016.  The restricted shares vest one year from the date of grant.  A total of $92,000 was recorded as compensation cost for the awards granted in May 2016.

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

Revenue Recognition and Unbilled Revenues

Water service revenue for financial statement purposes includes amounts billed to Delaware customers on a monthly basis, amounts billed to Maryland customers on a quarterly or monthly cycle basis, depending on water system, and amounts billed to Pennsylvania customers on a quarterly basis.  Water service revenues also include unbilled amounts based upon estimated usage from the date of the last meter reading to the end of the accounting period. As actual usage amounts are received, adjustments are made to the unbilled estimates in the next billing cycle based on an accrual basis.

Other utility operating revenue includes wastewater service revenue derived from monthly fixed fees billed to customers, and is recognized on an accrual basis.

Table of Content
Non-utility operating revenue is primarily derived from Service Line Protection Plans and from the design, construction and operation of contract water and wastewater projects.  The Company recognizes non-utility operating revenue ratably over the service period with markup for overhead and profit.  The Company records contract monthly fees for non-utility operating revenue when billed to the customer. Service line protection plan revenues are recognized on an accrual basis.

Accounts Receivable

Accounts receivable are recorded at the invoiced amounts. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in our existing accounts receivable. The Company reviews the allowance for doubtful accounts on a quarterly basis. Account balances are written off against the allowance when it is probable the receivable will not be recovered. The allowance for doubtful accounts was $0.3 million and $0.3 million at December 31, 2016 and December 31, 2015 respectively.  The corresponding expense for the year ended December 31, 2016 and 2015 was $0.2 million and $0.2 million, respectively. The following table summarizes the changes in the Company's accounts receivable balance:

	December 31,
In thousands	2016	2015	2014

Customer accounts receivable – water	$5,437	$5,017	$4,020
Contractual amounts due from developers and other	2,622	1,610	1,295
	8,059	6,627	5,315
Less allowance for doubtful accounts	263	277	250
Net accounts receivable	$7,796	$6,350	$5,065

The activities in the allowance for doubtful accounts are as follows:

	December 31,
In thousands	2016	2015	2014

Beginning balance	$277	$250	$221
Allowance adjustments	195	205	194
Recoveries	64	53	64
Write off of uncollectible accounts	(273)	(231)	(229)
Ending balance	$263	$277	$250

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

Table of Content

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

Long-term Financial Liabilities

All of Artesian Resources' outstanding long-term debt as of December 31, 2016 and December 31, 2015 was fixed-rate. The fair value of the Company's long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements. The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates. The carrying amount and fair value of Artesian Resources' long-term debt are shown below:

In thousands	December 31,
	2016	2015
Carrying amount	$103,647	$104,936
Estimated fair value	111,864	120,243

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

As of December 31, 2016, Artesian Resources had fully utilized all of its federal net operating loss carrybacks and carry-forwards. As of December 31, 2016, Artesian Resources has separate company state net operating loss carry-forwards aggregating approximately $13.4 million. These net operating loss carry-forwards will expire if unused between 2019 and 2037. Artesian Resources has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of the state net operating loss carry-forwards. The valuation allowance increased to approximately $286,000 in 2016 from approximately $182,000 in 2015. Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets.

At December 31, 2016, for federal income tax purposes, there were alternative minimum tax credit carry-forwards aggregating $2.5 million resulting from the payment of alternative minimum tax in prior years.  These alternative minimum tax credit carry-forwards may be carried forward indefinitely to offset future regular federal income taxes. The Company remains subject to examination by federal authorities for the tax year 2015 and state authorities for the tax years 2013 through 2015.

Table of Content
Components of Income Tax Expense
In thousands	For the Year Ended December 31,
State income taxes	2016	2015	2014
Current	$1,050	$499	$173
Deferred	860	1,299	1,231
Total state income tax expense	$1,910	$1,798	$1,404

	For the Year Ended December 31,
Federal income taxes	2016	2015	2014
Current	$1,799	$2,168	$(1,073)
Deferred	4,622	3,818	6,044
Total federal income tax expense	$6,421	$5,986	$4,971

Reconciliation of effective tax rate:
	For the Year Ended December 31,
In thousands	2016	2016	2015	2015	2014	2014
	Amount	Percent	Amount	Percent	Amount	Percent
Reconciliation of effective tax rate
Income before federal and state income taxes	$21,285	100.0%	$19,088	100.0%	$15,881	100.0%

Amount computed at statutory rate	7,237	34.0%	6,490	34.0%	5,400	34.0%
Reconciling items
State income tax-net of federal tax benefit	1,327	6.2%	1,214	6.4%	918	5.8%
Other	(233)	(1.1)%	80	0.4%	57	0.4%
Total income tax expense and effective rate	$8,331	39.1%	$7,784	40.8%	$6,375	40.2%

Deferred income taxes at December 31, 2016, 2015, and 2014 were comprised of the following:

	For the Year Ended December 31,
In thousands	2016	2015	2014

Deferred tax assets related to:
Federal alternative minimum tax credit carry-forwards	$2,474	$3,971	$5,459
Federal and state operating loss carry-forwards	752	675	1,045
Bad debt allowance	104	110	99
Valuation allowance	(286)	(182)	(65)
Stock options	452	415	397
Other	320	291	269
Total deferred tax assets	$3,816	$5,280	$7,204

Deferred tax liabilities related to:
Property plant and equipment basis differences	$(70,711)	$(66,508)	$(63,427)
Uncertain tax position	(80)	(247)	(179)
Expenses of rate proceedings	(19)	(213)	(214)
Property taxes	(663)	(527)	(505)
Other	(796)	(756)	(734)
Total deferred tax liabilities	$(72,269)	$(68,251)	$(65,059)

Net deferred tax liability	$(68,453)	$(62,971)	$(57,855)

Table of Content
Schedule of Valuation Allowance
	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
In thousands

Classification
For the Year Ended December 31, 2016 Valuation allowance for deferred tax assets	$182	$104	—	$286
For the Year Ended December 31, 2015 Valuation allowance for deferred tax assets	$65	$117	—	$182
For the Year Ended December 31, 2014 Valuation allowance for deferred tax assets	$61	$4	—	$65

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes. In 2014, the Company changed its tax method of accounting for qualifying utility system repairs effective with the tax year ended December 31, 2014 and for prior tax years. The tax accounting method was changed to permit the expensing of qualifying utility asset improvement costs that were previously being capitalized and depreciated for book and tax purposes. The Company will recognize a tax deduction on its 2016 Federal tax return when filed of $2.7 million for qualifying capital expenditures made during the year.

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

In December 2015, the Company was notified by the IRS that its Federal tax filing for 2014 would be reviewed along with the effects of the net operating loss generated in 2014 and carryback to the 2012 and 2013 tax years.  This review, which began in the first quarter of 2016 and was completed in the second quarter of 2016, resulted in no change to the tax liability.  Since the Company had previously recorded a provision for the possible disallowance of a portion of the repair deduction in prior periods, the completion of the audit resulted in the reversal of the reserves, including interest and penalties, in the amount of approximately $201,000.  While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the tax authorities.  Therefore, as required by FASB ASC 740, the Company has accrued approximately $4,800 in penalties and interest as of December 31, 2016 for any disallowance pertaining to the 2015 tax filing. The Company had previously accrued $22,000 in penalties and interest pertaining to the 2014 tax filing.  This amount was reversed during the second quarter of 2016. The Company remains subject to examination by federal authorities for the tax year 2015 and state authorities for the tax years 2013 through 2015.

The following table provides the changes in the Company's uncertain tax position:

	For the years ended December 31,
In thousands	2016	2015
Balance at beginning of year	$247	$179
Additions based on tax positions related to the current year	23	51
Additions based on tax positions related to prior years	11	17
Reductions for tax positions of prior years	(201)	-
Settlements	-	-
Lapses in Statutes of Limitations	-	-
Balance at end of year	$80	$247

Table of Content
NOTE 4

PREFERRED STOCK

As of December 31, 2016 and 2015, Artesian Resources had no preferred stock outstanding.  Artesian Resources has 100,000 shares of $1.00 par value Series Preferred stock authorized but unissued.

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

Under Artesian Resources' dividend reinvestment plan, which allows for reinvestment of cash dividends and optional cash payments, stockholders were issued 13,600, 17,500 and 21,000 shares at fair market value for the investment of $400,000, $384,000, and $459,000 of their monies in the years 2016, 2015, and 2014, respectively.

NOTE 6

DEBT

At December 31, 2016, Artesian Resources had a $40 million line of credit with Citizens Bank of Pennsylvania, or Citizens, which is available to all subsidiaries of Artesian Resources. As of December 31, 2016, there was $36.4 million of available funds under this line of credit. The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%. This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time. The term of this line of credit expires on the earlier of May 26, 2017 or any date on which Citizens demands payment.

At December 31, 2016, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10.0 million of this line available for the operations of Artesian Water Maryland. As of December 31, 2016, there was $16.5 million of available funds under this line of credit. The interest rate for borrowings under this line is LIBOR plus 1.50%.  CoBank may make an annual patronage refund, which has been equal to 1.00% of the average loan volume outstanding by Artesian during each of the years ended December 31, 2016, December 31, 2015 and December 31, 2014. The patronage refunds, associated with all debt at CoBank, earned by Artesian for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 were $702,000, $689,000 and $682,000, respectively. The term of this line of credit expires on July 20, 2017.

The weighted average interest rate on the lines of credit above paid by the Company was 1.67% for the year ended December 31, 2016. These lines of credit, as well as both the long-term debt and the state revolving fund loans shown below, require us to abide by certain financial covenants and ratios. As of December 31, 2016, we were in compliance with these covenants.

Table of Content
Long-term debt consists of:

	December 31,
In thousands	2016	2015
First mortgage bonds

Series O, 8.17%, due December 29, 2020	$20,000	$20,000
Series P, 6.58%, due January 31, 2018	25,000	25,000
Series Q, 4.75%, due December 1, 2043	15,400	15,400
Series R, 5.96%, due December 31, 2028	25,000	25,000
Series S, 6.73%, due December 31, 2033	10,200	10,800
	95,600	96,200

State revolving fund loans

4.48%, due August 1, 2021	1,456	1,711
3.57%, due September 1, 2023	640	719
3.64%, due May 1, 2025	1,142	1,255
3.41%, due February 1, 2031	2,448	2,576
3.40%, due July 1, 2032	2,361	2,475
	8,047	8,736

Sub-total	103,647	104,936

Less: current maturities (principal amount)	1,316	1,289

Total long-term debt	$102,331	$103,647

Payments of principal amounts due during the next five years and thereafter:

In thousands	2017	2018	2019	2020	2021	Thereafter
First Mortgage bonds	$600	$25,600	$600	$20,600	$600	$47,600
State revolving fund loans	716	742	771	801	832	4,185
Total payments	$1,316	$26,342	$1,371	$21,401	$1,432	$51,785

The table above is not reflective of the purchase of the $40 million principal amount First Mortgage Bond, Series T, or the Bond, due December 20, 2036, which was completed in January 2017.  The proceeds from the sale of the Bond were used to prepay indebtedness of the Company under two existing First Mortgage Bonds listed above: Series O and related prepayment costs and Series Q.

NOTE 7

NON-UTILITY OPERATING REVENUE AND EXPENSES

Non-utility operating revenue consisted of $4.7 million, $4.4 million, and $4.1 million recognized by Artesian Utility in 2016, 2015 and 2014, respectively. Non-utility operating expenses consisted of $2.6 million, $2.3 million and $2.2 million primarily recognized by Artesian Utility in 2016, 2015 and 2014, respectively.  Artesian Utility operates the water, wastewater and internal Service Line Protection Plans, or SLP Plans. The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service, clogged sewer lines or water and wastewater lines within the residence up to an annual limit.

Table of Content
NOTE 8

STOCK COMPENSATION PLANS

On December 9, 2015, the Company's stockholders approved the 2015 Equity Compensation Plan, or the 2015 Plan, that replaced the 2005 Equity Compensation Plan, or the 2005 Plan, which expired on May 24, 2015. The 2015 Plan provides that grants may be in any of the following forms: incentive stock options, nonqualified stock options, stock units, stock awards, dividend equivalents and other stock-based awards. The 2015 Plan is administered and interpreted by the Compensation Committee of the Board of Directors, or the Committee.  The Committee has the authority to determine the individuals to whom grants will be made under the 2015 Plan, determine the type, size and terms of the grants, determine the time when grants will be made and the duration of any applicable exercise or restriction period (subject to the limitations of the 2015 Plan) and deal with any other matters arising under the 2015 Plan. The Committee presently consists of three directors, each of whom is a non-employee director of the Company. All of the employees of the Company and its subsidiaries are eligible for grants under the 2015 Plan. Non-employee directors of the Company are also eligible to receive grants under the 2015 Plan.

The following summary reflects changes in the shares of Class A Stock under option:

	2016 Shares	2016 Weighted Average Exercise Price	2015 Shares	2015 Weighted Average Exercise Price	2014 Shares	2014 Weighted Average Exercise Price
Plan options
Outstanding at beginning of year	270,000	$19.34	376,250	$19.52	387,000	$18.96
Granted	—	—	-	-	33,750	21.86
Exercised	(38,245)	19.50	(106,250)	19.97	(44,500)	16.45
Expired	—	—	—	—	—	—
Outstanding at end of year	231,755	$19.32	270,000	$19.34	376,250	$19.52

Options exercisable at year end	231,755	$19.32	270,000	$19.34	342,500	$19.29

The fair value per share of options granted during 2014 were $3.95, as estimated using the Black-Scholes Merton option pricing model. The total intrinsic value of options exercised during 2016, 2015 and 2014 were $351,000, $379,000 and $247,000, respectively. During 2016, we received $746,000 in cash from the exercise of options, with a $351,000 tax benefit realized for those options.

Table of Content
The following tables summarize information about employee and director stock options outstanding at December 31, 2016:

Options Outstanding
Range of Exercise Price	Shares Outstanding at December 31, 2016	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$15.26 - $19.04	123,755	3.28 Years	$17.77	$1,753,268
$19.05 - $22.66	108,000	5.67 Years	$21.09	$1,171,678

Options Exercisable
Range of Exercise Price	Shares Exercisable at December 31, 2016	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$15.26 - $19.04	123,755	3.28 Years	$17.77	$1,753,268
$19.05 - $22.66	108,000	5.67 Years	$21.09	$1,171,678

As of December 31, 2016, there was no unrecognized expense related to non-vested option shares granted under the Plan.

On May 4, 2016, 5,000 shares of Class A common stock were granted as restricted stock awards.  The fair market value per share was $27.70, the closing price of the Class A common stock as recorded on the Nasdaq Global Market on May 4, 2016.  The restricted shares vest one year from the date of grant.

On December 18, 2015, 5,000 shares of Class A common stock were issued as fully vested unrestricted stock awards. The fair market value per share was $27.38, the closing price of the Class A common stock as recorded on the Nasdaq Global Market on December 18, 2015.

NOTE 9

EMPLOYEE BENEFIT PLANS

401(k) Plan

Artesian Resources has a defined contribution 401(k) Salary Deduction Plan, or the 401(k) Plan, which covers substantially all employees.  Under the terms of the 401(k) Plan, Artesian Resources contributed 2% of eligible salaries and wages and matched employee contributions up to 6% of gross pay at a rate of 50%.  Artesian Resources may, at its option, make additional contributions of up to 3% of eligible salaries and wages. In 2015, an additional 1% of eligible salaries and wages was contributed under 401(k) Plan. No such additional contributions were made in 2014 or 2016. The 401(k) Plan expenses, which include Company contributions and administrative fees, for the years 2016, 2015 and 2014, were approximately $850,000, $1.0 million, and $808,000, respectively.

Table of Content
Supplemental Pension Plan

Effective October 1, 1994, Artesian Water established a Supplemental Pension Plan, or the Supplemental Plan, to provide additional retirement benefits to full-time employees hired prior to April 26, 1994. The Supplemental Plan is a defined contribution plan that enables employees to save for future retiree medical costs, which will be paid by employees. The Supplemental Plan accomplishes this objective by providing additional cash resources to employees upon a termination of employment or retirement, to meet the cost of future medical expenses. Artesian Water has established a contribution based upon each employee's years of service ranging from 2% to 6% of eligible salaries and wages. Artesian Water also provides additional benefits to individuals who were over age 50 as of January 1, 1994. These individuals are referred to as the Transition Group. Effective November 1, 1994, individuals eligible for the Transition Group had the opportunity to defer compensation to the Supplemental Plan, and to receive a transition matching contribution for 5 years. Each one-dollar of eligible salaries and wages deferred by the Transition Group was matched with three, four, or five dollars by Artesian Water based on the employee's years of service subject to certain limitations under the federal tax rules. Plan expenses, which include Company contributions and administrative fees, for the years 2016, 2015 and 2014, were approximately $227,000, $243,000, and $244,000, respectively.

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

FASB ASC Topic 715 stipulates that Artesian Water accrue the expected cost of providing postretirement health care and life insurance benefits as employees render the services necessary to earn the benefits. Artesian Water recognizes an offsetting regulatory asset with respect to its post retirement liability. This asset is recorded based on the DEPSC order, which permits Artesian Water to continue recovery of postretirement health care and life insurance expense on a pay-as-you-go basis for the remaining eligible employees. Further, expense recovery as a percentage of rates is expected to remain generally constant over the initial years, and then decline until the obligation is liquidated. The amounts recognized in consolidated financial statements are determined based on an actuarial basis, which uses assumptions about inflation, mortality, medical trend rates and discount rates. A change in these assumptions could cause actual results to differ from those reported. Amounts charged to expense were $80,000, $113,000, and $121,000 for 2016, 2015 and 2014, respectively.

The Company uses December 31 as the measurement date to determine the postretirement benefit obligation. There were three remaining eligible retirees as of December 31, 2016.  The estimated post retirement liability recorded at December 31, 2016 and December 31, 2015 was $186,000 and $329,000 respectively. The Company anticipates contributing $37,000 towards postretirement benefits in 2017.  There was no other comprehensive income impact because a regulatory asset is recorded as provided by FASB ASC Topic 980.

NOTE 10

COMMITMENTS AND CONTINGENCIES

Leases

In October 1997, Artesian Water entered into a 33 year operating lease for a parcel of land with improvements located in South Bethany, a municipality in Sussex County, Delaware. The annual lease payments increase each year by the most recent increase in the Consumer Price Index for Urban Workers, CPI-U, as published by the U.S. Department of Labor, Bureau of Labor Statistics. At each eleventh year of the lease term, the annual lease payment shall be determined based on the fair market value of the parcel of land. Rental payments for 2016, 2015 and 2014 were $16,000, $16,000, and $15,900, respectively. Since the CPI-U in 2016 was less than the CPI-U in 2015, the future minimum rental payment as disclosed in the following table is calculated using CPI-U as of October 31, 2015 as well as any adjustments for appraisals conducted to determine the fair market value of the parcel of land.

During 2003, Artesian Resources entered into a 40 year easement agreement to acquire an easement to access, operate, maintain, repair, improve, replace and connect Artesian's water system to a well, including a parcel of land around the well. Easement payments for 2016, 2015 and 2014 were $36,000, $35,000 and $34,000, respectively.

Table of Content
Artesian Wastewater entered into a perpetual agreement for the use of approximately 460 acres of land in Sussex County, Delaware for wastewater disposal.  Beginning January 2007, Artesian Wastewater is required to pay a minimum of $40,000 per year for the use of this land.  Beginning January 2012, and on each anniversary thereof until January 2027, the fee shall be adjusted upwards by an adjustment factor of two percent.  Once disposal operations begin, the monthly fee will be contingent on the average number of gallons of wastewater disposed on the properties.  Payments for 2016, 2015 and 2014 were $44,000, $43,000 and $43,000, respectively.  The agreement can be terminated by giving 180 day notice prior to the termination date.

Future minimum annual rental payments related to non-cancellable operating leases for the years subsequent to 2016 are as follows:

In thousands
2017	$76
2018	54
2019	56
2020	57
2021	58
2022 through 2043	1,394
$1,695

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

The minimum annual purchase commitments for all interconnection agreements for 2017 through 2021, calculated at the noticed rates, are as follows:

In thousands
2017	3,824
2018	3,824
2019	3,825
2020	3,834
2021	3,825
$19,132

Expenses for purchased water were $4.0 million for each of the years ended December 31, 2016, 2015 and 2014.

Other Commitments

In 2013, Artesian Water entered into a 3-year agreement with Worldwide Industries Corporation to clean and paint tanks in 2014, 2015 and 2016. Pursuant to the 3-year agreement, the expenditure committed in total for the years 2014 through 2016 is $804,000. In 2014, the 3-year agreement with Worldwide Industries Corporation was amended to include an additional $113,000 in expenditures related to cleaning and painting tanks. In March 2017, Artesian Water entered in a 3-year agreement with Worldwide Industries Corporation to clean and paint tanks in 2017, 2018 and 2019.  Pursuant to the 3-year agreement, the expenditure committed in total for the years 2017 through 2019 is $1.3 million. The tank painting expense for 2016, 2015 and 2014 was $528,000, $329,000, and $342,000.

Table of Content
Budgeted mandatory utility plant expenditures, due to planned governmental highway projects, which require the relocation of Artesian Water's water service mains, expected to be incurred in 2017 through 2019 are as follows:

In thousands
2017	$4,735
2018	2,165
2019	1,130
$8,030

The exact timing and extent of these relocation projects is controlled primarily by the Delaware Department of Transportation.

Litigation

Artesian Resources and its subsidiaries are subject to legal proceedings in the ordinary course of business.  Any amounts from such legal proceedings that are probable and reasonably estimable are reflected in the financial statements.

NOTE 11

GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water utility service to customers within their established service territory in all three counties of Delaware and in portions of Maryland and Pennsylvania, pursuant to rates filed with and approved by the DEPSC, the MDPSC and the PAPUC. As of December 31, 2016, Artesian Water was serving approximately 82,700 customers, Artesian Water Maryland was serving approximately 2,300 customers and Artesian Water Pennsylvania was serving approximately 40 customers.

Artesian Wastewater began providing wastewater services to a community in Sussex County, Delaware in July 2005. Artesian Wastewater provides wastewater utility service to customers within their established service territory in Sussex County, Delaware pursuant to rates filed with and approved by the DEPSC. As of December 31, 2016, Artesian Wastewater was serving approximately 1,600 customers, all of which are located in Sussex County, Delaware.

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

Table of Content
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

The following table summarizes Artesian Water's applications with the DEPSC to collect DSIC rates and the eligible plant improvements the rates are based on:

Application Date	11/26/2014	05/28/2015	11/24/2015	05/31/2016	11/29/2016
Effective Date	01/01/2015	07/01/2015	01/01/2016	07/01/2016	01/01/2017
DEPSC Approval Date	12/16/2014	06/16/2015	12/15/2015	06/28/2016	12/20/2016
Cumulative DSIC Rate	0.34%	1.15%	1.57%	2.30%	4.71%
Eligible Plant Improvements – Cumulative Dollars (in millions)	$1.3	$4.6	$7.0	$10.3	$16.6
Eligible Plant Improvements – Installed Beginning Date	10/01/2014	10/01/2014	10/01/2014	10/01/2014	10/01/2014
Eligible Plant Improvements – Installed Ending Date	10/31/2014	04/30/2015	10/31/2015	04/30/2016	10/31/2016

All DEPSC approvals noted in the table above are subject to audit at a later date.  For the years ended December 31, 2016, December 31, 2015 and December 31, 2014, we earned approximately $1,306,000, $520,000 and $788,000 in DSIC revenue, respectively.

NOTE 13

NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards. The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Year
	Ended December 31,
	2016	2015	2014
	(in thousands)

Weighted average common shares outstanding during the period for Basic computation	9,098	8,960	8,884
Dilutive effect of employee stock options	63	45	42
Weighted average common shares outstanding during the period for Diluted computation	9,161	9,005	8,926

Table of Content
For the years ended December 31, 2016 and December 31, 2015, no shares of common stock were excluded from the calculations of diluted net income per share, respectively. For the year ended December 31, 2014, employee stock options to purchase 67,500 shares of common stock were excluded from the calculations of diluted net income per share, as the calculated proceeds from the options' exercise were greater than the average market price of the Company's common stock during this period.

The Company has 15,000,000 authorized shares of Class A Stock, and 1,040,000 shares of Class B Stock. As of December 31, 2016, 8,246,033 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of December 31, 2015, 8,176,213 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of December 31, 2014, 8,030,677 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share.  For the years ended December 31, 2016, December 31, 2015, and December 31, 2014, the Company issued 69,820, 145,536, and 82,108 shares of Class A Stock, respectively.

Equity per common share was $15.28, $14.77, and $14.14 at December 31, 2016, December 31, 2015, and December 31, 2014, respectively.  These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on December 31, 2016, December 31, 2015, and December 31, 2014, respectively.

NOTE 14

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table is derived from quarterly unaudited consolidated statements of operations for the years ended December 31, 2016 and 2015.  Quarterly basic and diluted per share amounts do not add to the full year total due to rounding.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
In thousands (except per share data)	2016	2015	2016	2015	2016	2015	2016	2015

Operating revenues	$18,449	$17,962	$19,395	$19,536	$21,828	$20,776	$19,417	$18,750
Operating income	$3,853	$3,672	$4,669	$4,985	$5,945	$5,394	$4,352	$3,531
Net income applicable to common stock	$2,830	$2,538	$3,041	$3,233	$4,360	$3,699	$2,723	$1,835

Income per common share
Basic	$0.31	$0.28	$0.33	$0.36	$0.48	$0.41	$0.30	$0.21
Diluted	$0.31	$0.28	$0.33	$0.36	$0.48	$0.41	$0.30	$0.21

NOTE 15

RELATED PARTY TRANSACTIONS

In July 2016, Artesian Water entered into a contract in the normal course of business with W.F. Construction, Inc., a related party, for $131,000 in work associated with building modifications to a water treatment plant.  In May 2015, Artesian Water entered into an approximately $48,000 agreement in the normal course of business with W.F. Construction, Inc. for structural improvements at a water treatment plant.  The owner of W.F. Construction, Inc. is the husband of Mrs. Jennifer Finch, Vice President and Assistant Treasurer of Artesian Resources. Approximately $137,000 was paid to W.F. Construction, Inc. during the year ended December 31, 2016.  Approximately $48,000 was paid to W.F. Construction, Inc. for the year ended December 31, 2015. As of December 31, 2016 and December 31, 2015, the Company had no accounts payable balance due to W. F. Construction, Inc., respectively. As set forth in the Charter of the Audit Committee of the Board of Directors of Artesian Resources, the Audit Committee is responsible for reviewing and, if appropriate, approving all related party transactions between us and any officer, director, any person known to be the beneficial owner of more than 5% of any class of the Company's voting securities or any other related person that would potentially require disclosure. In its review and approval of the 2016 related party transaction with W.F. Construction, Inc., the Audit Committee considered the nature of the related person's interest in the transaction; the satisfactory performance of work contracted with the related party prior to our employment of Mrs. Finch; and the material terms of the transaction, including, without limitation, the amount and type of transaction, the importance of the transaction to the related person, the importance of the transaction to the Company and whether the transaction would impair the judgment of a director or officer to act in the best interest of the Company. The Audit Committee approves only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders.

Table of Content
NOTE 16

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

NOTE 17

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued amended guidance for reporting revenue from contracts with customers.  This guidance affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows arising from contracts with customers.  The majority of the Company's revenue should not be affected by this new standard.  Water and wastewater revenue is based on service provided to customers at rates subject to approval by regulatory commissions without a defined contract.  The Company continues to evaluate the impact of adoption of this new standard if contributions in aid of construction are determined to be in scope and thus considered to be revenue.

In February 2016, the FASB issued new guidance on Leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Management is currently evaluating the impact of our pending adoption of the new standard, which includes compiling a list of all contracts that meet the definitions of a lease under the new standard and determine the proper classification and accounting treatment to determine the ultimate impact the new standard will have on our consolidated financial statements.

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

Table of Content
Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Artesian Resources Corporation
Newark, Delaware

We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artesian Resources Corporation at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Artesian Resources Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Wilmington, Delaware
March 10, 2017

Table of Content

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

Artesian Resources Corporation's Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control Integrated Framework (2013)."  Based on this assessment, Management determined that at December 31, 2016, the Corporation's internal control over financial reporting was effective.

(c)  Attestation Report of the Registered Public Accounting Firm

The effectiveness of Artesian's internal control over financial reporting as of December 31, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(d)  Change in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting, occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Date: March 10, 2017

CHIEF EXECUTIVE OFFICER:	CHIEF FINANCIAL OFFICER:

/s/ DIAN C. TAYLOR	/s/ DAVID B. SPACHT
Dian C. Taylor	David B. Spacht

 ITEM 9B. OTHER INFORMATION
None.

Table of Content
Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Artesian Resources Corporation
Newark, Delaware

We have audited Artesian Resources Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Artesian Resources Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, "Item 9A, Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Artesian Resources Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Artesian Resources Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 10, 2017 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP

Wilmington, Delaware
March 10, 2017

Table of Content
PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Dian C. Taylor	71
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

Qualifications:  Ms. Dian Taylor has over 25 years of experience as Chief Executive Officer and President of the Company, during which the Company has continuously expanded its service area. Ms. Taylor has extensive knowledge of the complex issues facing smaller companies and prior strategic planning expertise. Ms. Taylor has served as President of the National Association of Water Companies, a trade organization of the investor-owned water utility industry. Ms. Taylor also has served on the Delaware Economic and Financial Advisory Council, on the Board of Directors of the Delaware State Chamber of Commerce, the American Heart Association, the Committee of 100 and the Delaware Council on Economic Education, as a Regional Advisory Board Member for Citizens Bank, a Trustee of the Delaware Grand Opera and the Christiana Care Hospital and as a Commissioner for the Delaware River and Bay Authority. The Board views Ms. Taylor's experience with various aspects of the utility industry and her demonstrated leadership roles in business and community activities as important qualifications, skills and experiences for the Board of Directors' conclusion that Ms. Taylor should serve as a director of the Company.

Kenneth R. Biederman	73
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

John R. Eisenbrey, Jr.	61
Biography:  Director since 1993 – Small Business Executive.  For more than 30 years, Owner and President of Bear Industries, Inc., a contracting firm providing building fire sprinkler protection installations for businesses throughout the Delmarva Peninsula. Mr. Eisenbrey is the nephew of Dian C. Taylor and the cousin of Nicholle R. Taylor. He serves on the Audit; Governance and Nominating; and Compensation Committees.

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

Table of Content
Nicholle R. Taylor	49
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

Qualifications:  Ms. Nicholle Taylor has over twenty-five years of experience with the Company in a variety of field, office and managerial positions. The Board of Directors has determined that the range of her experience across various company functions gives her a clear perception of how the Company operates, thus enhancing the Board's ability to know the Company's current capabilities and limitations, and qualifies her to serve as a director. Ms. Taylor serves on the Board of Directors of the National Association of Water Companies, a trade organization of the investor-owned water utility industry. Ms. Taylor also currently serves on the Board of Directors of the Committee of 100, which is a business organization that promotes responsible economic development in the state of Delaware.

William C. Wyer	70
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

Joseph A. DiNunzio, CPA, CGMA	54
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

Table of Content

Jennifer L. Finch, CPA	48
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

David B. Spacht	57
Chief Financial Officer and Treasurer of Artesian Resources Corporation and its subsidiaries since January 1995, except that he has not been Chief Financial Officer of the wholly owned subsidiary Artesian Consulting Engineers, Inc. since May 2009. The Company has employed Mr. Spacht since 1980 and he has held various executive and management level positions within the Company.

John M. Thaeder	59
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

Pierre A. Anderson	38
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

Table of Content

Corporate Governance

The executive officers are elected or approved by our Board, or the Board of our appropriate subsidiary, to serve until his or her successor is appointed or shall have been qualified or until earlier death, resignation or removal.

In accordance with the provisions of the Company's By-laws, the Board is divided into three classes. Members of each class serve for three years and one class is elected each year to serve a term until his or her successor shall have been elected and qualified or until earlier resignation or removal. Dian C. Taylor and John R. Eisenbrey, Jr. have been nominated for election to the Board of Directors at the shareholders Annual Meeting to be held May 4, 2017.

The Board, which met ten times in 2016, has established five standing committees: the Executive Committee, the Audit Committee, the Compensation Committee, the Strategic Planning, Budget and Finance Committee, and the Governance and Nominating Committee. Information with respect to these committees is set forth below. In addition, the charter for each of the five standing committees of the Board is available on our website, www.artesianwater.com.

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

Director Compensation

In May 2016, each independent director received an annual retainer fee of $27,000 paid in advance. Dian C. Taylor and Nicholle R. Taylor received annual retainer fees of $26,000. The chair of the Audit Committee received an additional annual retainer of $8,000.  The chair of the Corporate Governance and Nominating Committee received an additional annual retainer of $8,000. The chair of the Compensation Committee received an additional annual retainer of $6,000. The members of the Strategic Planning, Budget and Finance Committee each received additional annual retainers of $2,500.  The members of the Executive Committee each received additional annual retainers of $1,000. Each director received $2,000 for each Board meeting attended, $1,500 for each committee meeting attended on the day of a regular board meeting and $2,000 for each committee meeting attended on any other day.  Each director received $500 per diem for workshops.

In 2016, our directors, other than Dian C. Taylor and Nicholle R. Taylor, whose fees as director are included in the Summary Compensation Table, received the following compensation:

Table of Content

Director Compensation Table – 2016

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All other Compensation ($)(2)	Total ($)
Kenneth R. Biederman	79,000	27,700	---	106,700
John R. Eisenbrey, Jr.	78,000	27,700	---	105,700
William C. Wyer	77,000	27,700	18,819	123,519

(1)
On May 4, 2016, each Director received a restricted Stock Award of 1,000 shares of Class A Stock. The fair market value per share was $27.70, the closing price of the Class A common stock as recorded on the Nasdaq Global Market on May 4, 2016.  The restricted shares vest one year from the date of grant.  The aggregate number of stock options and restricted shares outstanding at December 31, 2016 for each Director is:

	Option Shares Outstanding at December 31, 2016	Restricted Shares Outstanding at December 31, 2016
Kenneth R. Biederman	47,250	1,000
John R. Eisenbrey, Jr.	40,500	1,000
William C. Wyer	42,755	1,000

(2)	$17,039 was for medical insurance premiums for Mr. Wyer and his spouse, $1,750 was for a physical for Mr. Wyer and $30 was for life insurance premiums for Mr. Wyer.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2016, the members of our Compensation Committee were Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer. None of our executive officers serves as a director or as a member of the compensation committee, or any other committee serving an equivalent function, of any entity that has one or more of its executive officers serving as members of our Compensation Committee or as a director of our Board.  No member of our Compensation Committee has ever been our employee. Our independent directors are Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer.

Independence

In 2016, the Board of Directors determined that Messrs. Biederman, Eisenbrey and Wyer, a majority of the Board of Directors, met the independence requirements prescribed by the listing standards of the NASDAQ Global Select Market.

Audit Committee

The Audit Committee reviews the procedures and policies relating to the internal accounting procedures and controls of the Company, and provides general oversight with respect to the accounting principles employed in the Company's financial reporting. As part of its activities, the Audit Committee meets with representatives of the Company's management and independent accountants. The Audit Committee has considered the extent and scope of non-audit services provided to the Company by its outside accountants and has determined that such services are compatible with maintaining the independence of the outside accountants. The Audit Committee appoints and retains the Company's independent accountants. The Audit Committee consists of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer. The Board of Directors has also determined that each member of the Audit Committee meets the independence requirements prescribed by the listing standards of the NASDAQ Global Select Market and the rules and regulations of the Securities and Exchange Commission. The Board of Directors has further determined that Mr. Biederman, a member of the Audit Committee, is an "audit committee financial expert" as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC. During 2016, the Audit Committee met seven times.

Table of Content
Compensation Committee

The Compensation Committee reviews the compensation and benefits provided to key management employees, officers and directors and makes recommendations as appropriate to the Board. The Committee also determines whether and what amounts should be granted under the 2015 Equity Compensation Plan and may make recommendations for amendments to the Plan. The Compensation Committee is comprised of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer, three independent directors. The Board of Directors has also determined that each member of the Compensation Committee meets the independence requirements prescribed by the listing standards of the NASDAQ Global Select Market and the rules and regulations of the Securities and Exchange Commission. During 2016, the Compensation Committee met two times.

Consideration of Director Candidates

The Governance and Nominating Committee is comprised of three independent directors, Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer. As part of the formalized nominating procedures, the committee makes recommendations for Director nominations to the full Board. Director candidates nominated by stockholders are considered in the same manner, provided the nominations are submitted to the Secretary and copied to the Chairman of the committee on a timely basis and in accordance with the Company's By-laws. Nominations for the election of directors for the 2017 Annual Stockholders' Meeting were approved by the Governance and Nominating Committee on January 11, 2017.

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

Table of Content

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, directors, officers and certain beneficial owners of the Company's equity securities are required to file reports of their transactions in the Company's equity securities with the Securities and Exchange Commission on specified due dates. With respect to the fiscal year 2016, reports of transactions by all directors, officers and such beneficial holders were timely filed, with the exception of Form 4's filed for Kenneth R. Biederman, John R. Eisenbrey, Jr., Dian C. Taylor, Nicholle R. Taylor and William C. Wyer reporting the grant for each of 1,000 restricted stock awards of Class A Non-Voting Common Stock on May 4, 2016. In making this statement, the Company has relied on the written representations of its directors, officers and holders of more than ten percent (10%) of either class of our outstanding common stock and copies of the reports that they filed with the Securities and Exchange Commission.

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

To implement our strategy, it is critical that our executives remain focused on:

·	ensuring superior customer service;
·	continuously improving our efficiency and performance;
·	managing risk appropriately;
·	expanding our franchised service territory and customer base at a consistent and sustainable rate - including by acquisitions - where growth is strong and demand is increasing;
·	identifying and developing dependable sources of supply;
·	constructing and maintaining reliable treatment facilities and water delivery and wastewater collection systems;
·	developing and continuing positive relationships with regulators, municipalities, developers and customers in both existing and prospective service areas; and
·	developing a skilled and motivated work force that is adaptive to change.

To accomplish our strategy, our compensation program's objectives are to:

·	provide compensation levels that are competitive with those provided by other companies with which we may compete for executive talent;
·	motivate and reward contributions and performance aligned with the Company's objectives;
·	attract and retain qualified, seasoned executives; and
·	ensure the Company maintains a pay-for-performance executive compensation program.

The compensation program rewards overall qualitative contributions and performance of each individual towards the Company's strategy.  In reviewing the Company's overall compensation program in the context of the risks identified in the Company's risk management processes, the Compensation Committee does not believe that the risks the Company faces are correlated with the Company's compensation programs. Therefore, the Compensation Committee believes that there is an appropriate level of risk in the Company's compensation program design and does not believe that its approach to the design and administration of its incentive programs needs to change in order to mitigate compensation risk.

Table of Content
Elements of the Company's Compensation Program

The elements of the Company's compensation program include:

·	Base Salary
·	Cash Bonus Award
·	Equity Compensation as may be awarded under the 2015 Equity Compensation Plan
·	Employee Benefits

The Company's executive compensation program does not provide for:

·	Severance or post-termination agreements
·	Post-retirement benefits
·	Defined benefit pension benefits or any supplemental executive retirement plan benefits
·	Non-qualified deferred compensation
·	Change-in-Control agreements

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

The Compensation Committee engaged Pearl Meyer & Partners as a compensation consultant in 2013 to provide it with independent advice on executive compensation matters.  In connection with the engagement, Pearl Meyer & Partners conducted a competitive compensation analysis.  They conducted an internal analysis and an external marketplace review.  They did not develop a public company peer group as part of their compensation benchmarking exercise, as they found few similarly-sized, publicly traded water utilities.  They used data available from the peer group of water utility companies identified in Part II, Item 5 of the Company's 2012 Form 10-K to review incentive plan market practices and to establish industry practices, but did not use the pay data from these organizations given that the size of many are substantially larger than the Company.  This peer group was determined by the Company and is used to compare the percentage change in cumulative shareholder returns.  The peer group includes: American States Water Company; American Water Works Company, Inc.; Aqua America, Inc.; California Water Service Group; Connecticut Water Service, Inc.; Middlesex Water Company; SJW Corporation and The York Water Company.

Pearl Meyer & Partners met with the Compensation Committee several times during the course of their analysis and obtained Company data as needed from the Director of Human Resources.  They provided the Compensation Committee with a report of their findings, conclusions and recommendations.  The Compensation Committee considered this information when it determined executive compensation in 2014, 2015 and 2016.

The Compensation Committee evaluated the independence of Pearl Meyer & Partners and did not identify any conflict of interest.  This evaluation took into consideration the factors set forth in Exchange Act Rule 10C-1 and the NASDAQ listing standards.  During 2013, Pearl Meyer & Partners also was engaged by the Company to conduct a compensation survey for non-executive employees.  Pearl Meyer & Partners has also provided and presented to the Compensation Committee a summary review of long-term incentives that could be incorporated in executive compensation.  No other services have been provided to the Company by Pearl Meyer & Partners.  Prior to the engagement of Pearl Meyer & Partners, the Company last retained a compensation consultant, Astron Solutions, in 2008.

Table of Content
Base Salary

Base salaries for Company executives are set at levels considered appropriate to attract and retain seasoned and talented personnel.  In September 2016, the Compensation Committee increased the base salary of each of the named executive officers by 3%.  The Compensation Committee determines actual base salaries for each executive other than the Chief Executive Officer based upon:

·	recommendations provided by the Chief Executive Officer;
·	internal equity with other executives and Company personnel;
·	individual executive performance; and
·	individual contributions to the Company's strategic objectives.

The Compensation Committee considers the same factors in determining the base salary of the Chief Executive Officer, without any recommendation by the Chief Executive Officer.  The Chief Executive Officer was not present during deliberations on her compensation.

Cash Bonus and Equity Compensation Awards

Annually, the Compensation Committee determines whether any Cash Bonus and/or Equity Compensation Award should be granted to any of the executives.  The Cash Bonus and Equity Compensation Awards are intended to reward executives for their contributions towards meeting the Company's strategic objectives.  Cash Bonus and Equity Compensation Awards are entirely discretionary and are based upon a qualitative assessment conducted by the Compensation Committee in the case of the Chief Executive Officer and by the Compensation Committee and the Chief Executive Officer in the case of other executives.  Recognizing both the executive team's and each individual named executive officer's contributions toward meeting the Company's strategic objectives, cash bonuses were awarded to the Chief Executive Officer and named executive officers in September 2016, September 2015 and May 2014.

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

The Role of Management in the Executive Compensation Process

Our Director of Human Resources typically assists the Compensation Committee by preparing and providing information showing:

·	current executive compensation levels;
·	executive compensation recommendations made by the Chief Executive Officer;
·	salary grade minimum, midpoint and maximums for each executive as provided by the Company's compensation consultant retained in 2013;
·	actual base salary, cash bonus and equity compensation for each of the prior three years for each executive;

Our Chief Executive Officer meets with the Compensation Committee and provides input regarding the contributions of each executive towards the Company's strategic objectives and each executive's overall performance that formed the basis for her recommendations to the Compensation Committee.  The final decisions regarding compensation for each executive are made by the Compensation Committee.

Table of Content
Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on the review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K.

The Compensation Committee,

William C. Wyer, Chairman
Kenneth R. Biederman
John R. Eisenbrey, Jr.

Table of Content

The following table sets forth a summary of the compensation earned by our named executive officers, the Chief Executive Officer, Chief Financial Officer and the next three highest paid executive officers for the fiscal year 2016.

Summary Compensation Table for 2016:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2),(3),(4)	Total ($)

Dian C. Taylor, Chair, Chief Executive	2016	479,394	152,500	27,700	N/A	142,229	801,823
Officer & President	2015	460,736	175,000	27,380	N/A	178,353	841,469
	2014	423,370	151,000	N/A	26,631	157,889	758,890

David B. Spacht, Chief Financial	2016	292,675	70,850	N/A	N/A	24,774	388,299
Officer & Treasurer	2015	276,037	83,650	N/A	N/A	32,747	392,434
	2014	253,062	52,125	N/A	N/A	29,711	334,898

Joseph A. DiNunzio, Executive Vice	2016	322,958	70,000	N/A	N/A	29,922	422,880
President & Secretary	2015	316,356	100,000	N/A	N/A	34,556	450,912
	2014	293,258	83,500	N/A	N/A	31,178	407,936

Nicholle R. Taylor, Senior Vice	2016	252,299	72,500	27,700	N/A	80,859	433,358
President	2015	235,321	65,000	27,380	N/A	73,119	400,820
	2014	214,575	61,000	N/A	26,631	70,819	373,025

John M. Thaeder, Senior Vice	2016	286,163	70,000	N/A	N/A	18,495	374,658
President of Operations	2015	288,417	65,450	N/A	N/A	19,776	373,643
	2014	272,516	66,300	N/A	N/A	15,082	353,898

(1)
On May 4, 2016, Dian Taylor and Nicholle Taylor each received a restricted stock award of 1,000 shares of Class A common stock.  The award was valued at the fair market value on the date of the award (last reported sale price on the date of award) or $27.70 per share. The restricted shares vest one year from the date of grant.  On December 18, 2015, each received an unrestricted Stock Award of 1,000 shares of Class A Stock. The award was valued at the fair market value on the date of the award or $27.38 per share. On May 7, 2014 Dian Taylor and Nicholle Taylor received option grants of 6,750 shares of Class A Stock at exercise prices equal to fair market value on the date of grant, exercisable one year from the date of grant and with a term of ten years. The fair value, computed in accordance with ASC 718, based upon the assumptions made in the valuation as described in Note 1 of the 2016 Financial Statements, is reflected in the "Option Awards" column in the table above.

(2)
Under the Company's defined contribution 401(k) Plan, the Company contributes two percent of an eligible employee's gross earnings. The Company also matches fifty percent of the first six percent of the employee's gross earnings that the employee contributes to the 401(k) Plan. In addition, all employees hired before April 26, 1994 and under the age of sixty at that date are eligible for additional contributions to the 401(k) Plan. Employees over the age of sixty at that date receive Company paid medical, dental and life insurance benefits upon retirement. The Company will not provide such benefits to any other current or future employees. In 2016, Company contributions to the 401(k) Plan under terms available to all other employees based upon their years of service and plan eligibility were made in the amounts of:

Dian C. Taylor	$29,150
David B. Spacht	$21,758
Joseph A. DiNunzio	$29,150
Nicholle R. Taylor	$27,753
John M. Thaeder	$13,250

(3)
Executive officers are reimbursed for eligible medical expenses not otherwise covered by the Company's medical insurance plan under the Officer's Medical Reimbursement Plan. Amounts reimbursed are included in the "All Other Compensation" column in the table above. Dian C. Taylor received reimbursements of $33,928 in 2016.

(4)
Also included in the "All Other Compensation" column in the table above are amounts received by Dian C. Taylor as compensation for attendance at meetings of the Board and its committees in 2016 totaling $52,000, security provided at her personal residence, country club dues and personal use of a company-owned vehicle. Also included in the "All Other Compensation" column in the table above are amounts received by Nicholle R. Taylor as compensation for attendance at meetings of the Board and its committees in 2016 totaling $51,000.

Table of Content

Grants of Plan-Based Awards Table – 2016

Name	Grant Date	Vest Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock & Option Awards ($)

Dian C. Taylor	5/04/2016	5/04/2017	1,000	-	-	27,700
Nicholle R. Taylor	5/04/2016	5/04/2017	1,000	-	-	27,700

On May 4, 2016, Dian Taylor and Nicholle Taylor each received a Restricted Stock Award of 1,000 shares of Class A Stock, as noted in the table above. The awards were valued at the fair market value on the date of the award (last reported sale price on the date of award) or $27.70 per share. The restricted shares vest one year from the date of grant.

Table of Content

Outstanding Equity Awards at Fiscal Year-End Table – 2016

	Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date

Dian C. Taylor	6,750	0	19.56	5/16/2017
	6,750	0	18.43	5/14/2018
	6,750	0	15.26	5/19/2019
	6,750	0	18.61	5/18/2020
	6,750	0	19.06	5/17/2021
	6,750	0	19.01	5/09/2022
	6,750	0	22.66	5/08/2023
	6,750	0	21.86	5/07/2024

Nicholle R. Taylor	6,750	0	18.43	5/14/2018
	6,750	0	15.26	5/19/2019
	6,750	0	18.61	5/18/2020
	6,750	0	19.06	5/17/2021
	6,750	0	19.01	5/09/2022
	6,750	0	22.66	5/08/2023
	6,750	0	21.86	5/07/2024

Option Exercises and Stock Vested Table – 2016

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Dian C. Taylor	6,750	30,422	-	-

Table of Content
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the equity securities of the Company, as of March 6, 2017 for each director, each named executive officer, each beneficial owner of more than five percent (5%) of the outstanding shares of any class of the Company's voting securities and all directors and executive officers as a group, based in each case on information furnished to the Company. Addresses are provided for each beneficial owner of more than five percent (5%) of the Company's voting securities.

	Class A Non-Voting Common Stock(1)		Class B Common Stock(1)
	Shares	Percent(2)	Shares	Percent(2)

Dian C. Taylor (3) 664 Churchmans Road Newark, Delaware 19702	173,251	2.1	159,509	18.1

Kenneth R. Biederman (3)(4)	68,125	*	---	---

John R. Eisenbrey, Jr. (3)(5)(6) 15 Albe Drive Newark, Delaware 19702	88,251	1.1	45,707	5.2

Nicholle R. Taylor (3)(7) 20 Brendle Lane Wilmington, Delaware 19807	51,841	*	279,963	31.8

William C. Wyer (3)	58,255	*	---	---

Joseph A. DiNunzio	14,961	*	203	*

David B. Spacht	503	*	189	*

John M. Thaeder	32,486	*	1,350	*

Louisa Taylor Welcher 219 Laurel Avenue Newark, DE 19711	75,133	*	135,862	15.4

Directors and Executive Officers as a Group (10 Individuals)(3)	491,064	5.8	486,921	55.2

* less than 1%

Table of Content

(1)
The nature of ownership consists of sole voting and investment power unless otherwise indicated.  The amount also includes all shares issuable to such person or group upon the exercise of options or vesting of restricted shares held by such person or group to the extent such options are exercisable or restricted shares vest within 60 days after March 6, 2017.

(2)
The percentage of the total number of shares of the class outstanding is shown where that percentage is one percent or greater.  Percentages for each person are based on the aggregate number of shares of the applicable class outstanding as of March 6, 2017, and all shares issuable to such person upon the exercise of options or vesting of restricted shares held by such person to the extent such options are exercisable or restricted shares vest within 60 days of that date.

(3)
Includes vesting of restricted shares and options to purchase shares of the Company's Class A Stock, as follows: Ms. D. Taylor (55,000 shares); Mr. Biederman (48,250 shares); Mr. Eisenbrey, Jr. (41,500 shares); Ms. N. Taylor (48,250 shares); Mr. Wyer (43,755 shares).

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

(7)	Includes 23 shares of the Class A Stock and 45 shares of the Class B stock held in custodial accounts for Ms. N. Taylor's daughter.

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

Table of Content
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

Related Party Transactions

In July 2016, Artesian Water entered into a contract in the normal course of business with W.F. Construction, Inc., a related party, for $131,000 in work associated with building modifications to a water treatment plant.  In May 2015, Artesian Water entered into an approximately $48,000 agreement in the normal course of business with W.F. Construction, Inc. for structural improvements at a water treatment plant.  The owner of W.F. Construction, Inc. is the husband of Mrs. Jennifer Finch, Vice President and Assistant Treasurer of Artesian Resources. Approximately $137,000 was paid to W.F. Construction, Inc. during the year ended December 31, 2016.  Approximately $48,000 was paid to W.F. Construction, Inc. for the year ended December 31, 2015. As of December 31, 2016 and December 31, 2015, the Company had no accounts payable balance due to W. F. Construction, Inc., respectively. As set forth in the Charter of the Audit Committee of the Board of Directors of Artesian Resources, the Audit Committee is responsible for reviewing and, if appropriate, approving all related party transactions between us and any officer, director, any person known to be the beneficial owner of more than 5% of any class of the Company's voting securities or any other related person that would potentially require disclosure. In its review and approval of the 2016 related party transaction with W.F. Construction, Inc., the Audit Committee considered the nature of the related person's interest in the transaction; the satisfactory performance of work contracted with the related party prior to our employment of Mrs. Finch; and the material terms of the transaction, including, without limitation, the amount and type of transaction, the importance of the transaction to the related person, the importance of the transaction to the Company and whether the transaction would impair the judgment of a director or officer to act in the best interest of the Company. The Audit Committee approves only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed to the Company for the fiscal year 2016 and 2015 by the independent registered public accounting firm, BDO USA, LLP. Certain amounts for current year fees are estimated and adjusted to reflect actuals once received, prior year fees have been updated to reflect actuals.

(In thousands)	2016	2015
Audit Fees	$400	$396
Audit-Related Fees	12	12
Tax Fees	---	---
All Other Fees	--	---

Total Fees	$412	$408

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

Audit-Related Fees: consist of fees for services related to the audit of the Company's 401(k) Plan. The fees billed to the Company for the 401(k) Plan's audit were $12,000 and $12,000 for 2016 and 2015 respectively.

Tax Fees: consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, return preparation and tax audits.  The independent registered public accounting firm did not provide any tax services to the Company in 2016 and 2015.

All Other Fees: consist of fees for services other than described above. The independent registered public accounting firm did not provide any other services to the Company in 2016 and 2015.

Pursuant to policy, the Audit Committee pre-approves audit and tax services for the year as well as non-audit services to be provided by the independent registered public accounting firm. Any changes in the amounts quoted are also subject to pre-approval by the committee. Any audit related fees and tax fees paid are pre-approved by the committee.

The Audit Committee of the Company's Board of Directors has considered whether BDO's provision of the services described above for the fiscal year ended December 31, 2016, is compatible with maintaining its independence.

Table of Content
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	The following documents are filed as part of this report:	Page(s)*
(1)	Financial Statements:
	Reports of Independent Registered Public Accountants	56
	Consolidated Balance Sheets at December 31, 2016 and 2015	33
	Consolidated Statements of Operations for the three years ended December 31, 2016	34
	Consolidated Statements of Cash Flows for the three years ended December 31, 2016	35
	Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 2016	36
	Notes to Consolidated Financial Statements	37-55

(2)	Exhibits: see the exhibit list below	76-78

	* Page number shown refers to page number in this Report on Form 10-K

ITEM 16. FORM 10-K SUMMARY

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16.  The Company has elected not to include such summary information in this Annual Report.

Table of Content
ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2016

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

4.1
Twenty-Second Supplemental Indenture dated as of January 18, 2017, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 4.1 filed with the Company's Form 8-K filed on January 20, 2017.

4.2
Twentieth Supplemental Indenture dated as of December 1, 2008, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 4.1 filed with the Company's Form 8-K filed on December 4, 2008.

4.3
Eighteenth Supplemental Indenture dated as of August 1, 2005, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.4
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

4.6
Fifteenth supplemental Indenture dated as of December 1, 2000 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 4.1 filed with the Company's Form 10-Q for the quarterly period ended March 31, 2002.

4.7
Bond Purchase Agreement, dated January 18, 2017 by and between Artesian Water Company, Inc., subsidiary of the Company, and CoBank, ACB.  Incorporated by reference to Exhibit 4.2 filed with the Company's Form 8-K filed on January 20, 2017.

4.8
Bond Purchase Agreement, dated December 1, 2008 by and between Artesian Water Company, Inc., subsidiary of the Company, and CoBank, ACB.  Incorporated by reference to Exhibit 4.2 filed with the Company's Form 8-K filed on December 4, 2008.

4.9
Letter Agreement, dated as of September 15, 2015, by and between Artesian Water Company, Inc. and CoBank ACB. Incorporated by reference to Exhibit 4.1 filed with the Company's Form 8-K filed on September 18, 2015.

4.10	Artesian Resources Corporation 2015 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Form S-8 filed December 16, 2015.

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

Table of Content

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

Table of Content

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

10.15	Artesian Resources Corporation 2005 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. ***

10.16
Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan, as amended.  Incorporated by reference to Exhibit 10.4 filed with the Company's Form 10-Q for the quarterly period ended June 30, 2003.***

10.17	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.***

10.18	Officer's Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.***

21	Subsidiaries of the Company as of December 31, 2016. *

23.1	Consent of BDO USA, LLP *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101
The following financial statements from Artesian Resources Corporation's Annual Report on Form 10-K for the year ended December 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders' Equity and (v) the Notes to the Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.
***	Compensation plan or arrangement required to be filed or incorporated as an exhibit.

Table of Content
SIGNATURES
ARTESIAN RESOURCES CORPORATION

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 10, 2017	By: /s/ DAVID B. SPACHT
David B. Spacht
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:
/s/ DIAN C. TAYLOR
Dian C. Taylor	President and Chief Executive Officer	March 10, 2017

Principal Financial and Accounting Officer:
/s/ DAVID B. SPACHT
David B. Spacht	Chief Financial Officer and Treasurer	March 10, 2017

Directors:
/s/ DIAN C. TAYLOR
Dian C. Taylor	Director	March 10, 2017

/s/ KENNETH R. BIEDERMAN
Kenneth R. Biederman	Director	March 10, 2017

/s/ WILLIAM C. WYER
William C. Wyer	Director	March 10, 2017

/s/ JOHN R. EISENBREY, JR.
John R. Eisenbrey, Jr.	Director	March 10, 2017

/s/ NICHOLLE R. TAYLOR
Nicholle R. Taylor	Director	March 10, 2017

Table of Content

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2016

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

4.1
Twenty-Second Supplemental Indenture dated as of January 18, 2017, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 4.1 filed with the Company's Form 8-K filed on January 20, 2017.

4.2
Twentieth Supplemental Indenture dated as of December 1, 2008, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 4.1 filed with the Company's Form 8-K filed on December 4, 2008.

4.3
Eighteenth Supplemental Indenture dated as of August 1, 2005, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.4
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

4.6
Fifteenth supplemental Indenture dated as of December 1, 2000 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 4.1 filed with the Company's Form 10-Q for the quarterly period ended March 31, 2002.

4.7
Bond Purchase Agreement, dated January 18, 2017 by and between Artesian Water Company, Inc., subsidiary of the Company, and CoBank, ACB.  Incorporated by reference to Exhibit 4.2 filed with the Company's Form 8-K filed on January 20, 2017.

4.8
Bond Purchase Agreement, dated December 1, 2008 by and between Artesian Water Company, Inc., subsidiary of the Company, and CoBank, ACB.  Incorporated by reference to Exhibit 4.2 filed with the Company's Form 8-K filed on December 4, 2008.

4.9
Letter Agreement, dated as of September 15, 2015, by and between Artesian Water Company, Inc. and CoBank ACB. Incorporated by reference to Exhibit 4.1 filed with the Company's Form 8-K filed on September 18, 2015.

4.10	Artesian Resources Corporation 2015 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Form S-8 filed December 16, 2015.

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

Table of Content

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

Table of Content

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

10.15	Artesian Resources Corporation 2005 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. ***

10.16
Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan, as amended.  Incorporated by reference to Exhibit 10.4 filed with the Company's Form 10-Q for the quarterly period ended June 30, 2003.***

10.17	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.***

10.18	Officer's Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.***

21	Subsidiaries of the Company as of December 31, 2016. *

23.1	Consent of BDO USA, LLP *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101
The following financial statements from Artesian Resources Corporation's Annual Report on Form 10-K for the year ended December 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders' Equity and (v) the Notes to the Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.
***	Compensation plan or arrangement required to be filed or incorporated as an exhibit.

Table of Content