Form 10-Q
period 2017-03-31
ARTESIAN RESOURCES CORP
filed 2017-05-05
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12(b)-2 of the Exchange Act.:

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

☐	Yes	☑	No

As of  May 1, 2017, 8,264,375 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	March 31, 2017	December 31, 2016
Utility plant, at original cost (less accumulated depreciation 2017 - $ 112,008; and 2016 - $109,684)	$430,749	$425,502
Current assets
Cash and cash equivalents	209	226
Accounts receivable (less allowance for doubtful accounts 2017 - $265; 2016 - $263)	6,181	7,796
Income tax receivable	223	150
Unbilled operating revenues	1,499	1,403
Materials and supplies	1,612	1,564
Prepaid property taxes	828	1,669
Prepaid expenses and other	1,629	1,827
Total current assets	12,181	14,635
Other assets
Non-utility property (less accumulated depreciation - 2017- $632; 2016 - $611)	3,898	3,881
Other deferred assets	3,735	3,584
Total other assets	7,633	7,465
Regulatory assets, net	7,922	3,374
Total Assets	$458,485	$450,976

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$9,145	$9,127
Preferred stock	—	—
Additional paid-in capital	97,910	97,480
Retained earnings	33,418	32,416
Total stockholders' equity	140,473	139,023
Long-term debt, net of current portion	81,533	102,331
	222,006	241,354
Current liabilities
Lines of credit	3,892	7,130
Overdraft payable	774	32
Current portion of long-term debt	26,326	1,316
Accounts payable	4,341	5,532
Accrued expenses	2,506	1,309
Accrued interest	1,250	1,000
Customer deposits	901	864
Other	2,976	2,145
Total current liabilities	42,966	19,328

Commitments and contingencies	—	—

Deferred credits and other liabilities
Net advances for construction	7,925	8,169
Postretirement benefit obligation	149	149
Deferred investment tax credits	539	544
Utility plant retirement cost obligation	853	873
Deferred income taxes	69,695	68,453
Total deferred credits and other liabilities	79,161	78,188

Net contributions in aid of construction	114,352	112,106
	$458,485	$450,976
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months Ended March 31,

	2017	2016
Operating revenues
Water sales	$16,935	$16,436
Other utility operating revenue	1,020	865
Non-utility operating revenue	1,235	1,148
Total Operating Revenues	19,190	18,449

Operating expenses
Utility operating expenses	8,905	8,546
Non-utility operating expenses	686	635
Depreciation and amortization	2,319	2,315
State and federal income taxes	2,095	1,952
Property and other taxes	1,194	1,148
Total Operating Expenses	15,199	14,596

Operating income	3,991	3,853

Other income, net
Allowance for funds used during construction	70	24
Miscellaneous	582	656

Income before interest charges	4,643	4,533

Interest charges	1,557	1,703

Net income applicable to common stock	$3,086	$2,830

Income per common share:
Basic	$0.34	$0.31
Diluted	$0.34	$0.31

Weighted average common shares outstanding:
Basic	9,135	9,066
Diluted	9,204	9,130

Cash dividends per share of common stock	$0.2283	$0.2216

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,086	$2,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,319	2,315
Deferred income taxes, net	1,237	543
Stock compensation	34	--
AFUDC, equity portion	(47)	(16)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	1,615	541
Income tax receivable	(73)	1,300
Unbilled operating revenues	(96)	(123)
Materials and supplies	(48)	(52)
Prepaid property taxes	841	784
Prepaid expenses and other	198	206
Other deferred assets	(160)	(175)
Regulatory assets	84	163
Accounts payable	(1,191)	(1,862)
Accrued expenses	1,197	247
Accrued interest	250	133
Customer deposits and other, net	868	104
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,114	6,938

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(7,664)	(4,270)
Proceeds from sale of assets	9	19
NET CASH USED IN INVESTING ACTIVITIES	(7,655)	(4,251)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under lines of credit agreements	(3,238)	(4,021)
Increase in overdraft payable	742	425
Net advances and contributions in aid of construction	2,128	3,214
Net proceeds from issuance of common stock	414	386
Dividends paid	(2,084)	(2,010)
Debt issuance costs	(148)	--
Principal repayments of long-term debt	(290)	(379)
NET CASH USED IN FINANCING ACTIVITIES	(2,476)	(2,385)

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS	(17)	302

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	226	209

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$209	$511

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions	$443	$0
Interest paid	$1,307	$1,570
Income taxes paid	$515	$106

See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Artesian Resources Corporation, or Artesian Resources, includes income from the earnings of our nine wholly owned subsidiaries. The terms "we", "our", "Artesian" and the "Company" as used herein refer to Artesian Resources and its subsidiaries.

DELAWARE REGULATED SUBSIDIARIES

Artesian Water Company, Inc., or Artesian Water, our principal subsidiary, is the oldest and largest public water utility in the State of Delaware and has been providing water service within the state since 1905. Artesian Water distributes and sells water to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware. In addition, Artesian Water provides services to other water utilities, including operations and billing functions, and has contract operation agreements with private and municipal water providers. We also provide water for public and private fire protection to customers in our service territories.

Artesian Wastewater Management, Inc., or Artesian Wastewater, is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company. As of March 31, 2017 Artesian Wastewater owned and operated four wastewater treatment facilities, which are capable of treating approximately 500,000 gallons per day. In August 2016, Artesian Wastewater and Sussex County, a political subdivision of Delaware, entered into an agreement to provide wastewater treatment and disposal services for each other in order to address the periodic need of additional wastewater treatment and disposal capacities and facilities in Sussex County, beyond those under their own ownership and control, to assure the timely, efficient and cost effective transmission and management of wastewater.  There are numerous locations in Sussex County where Artesian Wastewater's and Sussex County's facilities are capable of being connected or integrated to allow for the movement and disposal of wastewater generated by one or the other's system.

On September 27, 2016, Artesian Wastewater entered into a wastewater services agreement with Allen Harim Foods, LLC, or Allen Harim, for Artesian Wastewater to provide treatment and disposal services for sanitary wastewater discharged from Allen Harim's properties located in Sussex County, Delaware upon completion of a pipeline to transfer the sanitary wastewater.  The completion of the pipeline should occur during the second quarter of 2017.  On January 27, 2017, Artesian Wastewater entered into a second wastewater agreement with Allen Harim for Artesian Wastewater to provide disposal services for approximately 1.5 million gallons per day of treated industrial and/or process wastewater upon completion of an approximately eight-mile pipeline that will transfer the wastewater from Allen Harim's properties to a 67 million gallon storage lagoon at Artesian's Northern Sussex Regional Water Recycling Facility.  Artesian will use the reclaimed wastewater for spray irrigation on agricultural land in the area.  The completion of the industrial and/or process wastewater pipeline and storage lagoon should occur during the first quarter of 2018.

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

OTHER SUBSIDIARIES

Our four other subsidiaries, none of which are regulated, are Artesian Utility Development, Inc., or Artesian Utility, Artesian Development Corporation, or Artesian Development, Artesian Storm Water Services, Inc., or Artesian Storm Water, and Artesian Consulting Engineers, Inc., or Artesian Consulting Engineers.

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

We currently operate wastewater treatment facilities for the town of Middletown, in southern New Castle County, Delaware or Middletown, under a 20-year contract that expires in July 2022. The facilities include two wastewater treatment stations with capacities of up to approximately 2.5 mgd and 250,000 gallons per day, respectively. We also operate a wastewater disposal facility in Middletown in order to support the 2.5 million gallons per day or mgd wastewater facility. One of the wastewater treatment facilities in Middletown now provides reclaimed wastewater for use in spray irrigation on public and agricultural lands in the area.

Artesian Utility has operated the WSLP Plan and the SSLP Plan since April 2012. In November 2015, a third plan was added, the ISLP Plan. Artesian Resources initiated the WSLP Plan in March 2005. The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit. Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources. The ISLP Plan was introduced in November 2015 to further enhance available coverage to include water and wastewater lines within customers' residences. As of March 31, 2017, approximately 19,700, or 25.1%, of our eligible water customers signed up for the WSLP Plan, approximately 15,400, or 19.7%, of our eligible customers signed up for the SSLP Plan, and approximately 3,900 customers signed up for the ISLP Plan. Approximately 1,500 non-customer participants signed up for either the WSLP Plan, the SSLP Plan, or the ISLP Plan.

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

Artesian Storm Water, incorporated on January 17, 2017, was formed to provide design, installation, maintenance and repair services related to existing or proposed storm water management systems in Delaware and the surrounding areas.  The ability to offer storm water services will complement the primary water and wastewater services that we provide.

Artesian Consulting Engineers no longer offers development and architectural services to outside third parties. Artesian will continue to provide design and engineering contract services through our Artesian Utility subsidiary.

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation

The unaudited condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company's annual report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company's annual report on Form 10-K for fiscal year 2016 as filed with the Securities and Exchange Commission on March 10, 2017.

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company's balance sheet position as of March 31, 2017, the results of operations for the three month periods ended March 31, 2017 and 2016 and the cash flows for the three month periods ended March 31, 2017 and 2016.

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

A compensation expense of $34,000 related to the May 2016 issue of restricted stock awards was recorded for the three months ended March 31, 2017.  Costs were determined based on the fair value on date of the award and those costs were charged to income over the service period associated with the award. There was no recorded expense associated with equity compensation for the three month period ended March 31, 2016.

There was no stock compensation cost capitalized as part of an asset.

On May 4, 2016, 5,000 shares of Class A common stock, or Class A Stock, were granted as restricted stock awards.  The fair value per share was 27.70, the closing price of the Class A Stock as recorded on the Nasdaq Global Market on May 4, 2016.  The restricted shares are subject to a one year vesting period from the date of grant. Prior to their release date, these restricted stock awards may be subject to forfeiture in the event of the recipient's termination of employment.

On December 18, 2015, 5,000 shares of Class A Stock were issued as fully vested unrestricted stock awards. The fair value per share was $27.38, the closing price of the Class A Stock as recorded on the Nasdaq Global Market on December 18, 2015.

The following summary reflects changes in the shares of Class A Stock underlying options and restricted stock awards for the three months ended March 31, 2017:

	Options				Restricted Awards
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)	Outstanding Restricted Stock Awards	Weighted Average Grant Date Fair Value
Plan options/restricted stock awards
Outstanding at January 1, 2017	231,755	$19.32		$2,925	5,000	27.70
Granted	–	–		–	–	$–
Exercised/vested and released	(11,500)	19.09		158	–	–
Expired/cancelled	–	–		–	–	–
Outstanding at March 31, 2017	220,255	$19.33	4.34	$2,914	5,000	$27.70

Exercisable/vested at March 31, 2017	220,255	$19.33	4.34	$2,914	–	–

The total intrinsic value of options exercised during the three months ended March 31, 2017 was approximately $158,000.

There were no unvested option shares outstanding under the 2015 Plan during the three months ended March 31, 2017.

As of March 31, 2017, there was no unrecognized expense related to non-vested option shares granted under the 2015 Plan.

As of March 31, 2017, there was $12,500 total unrecognized expense related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.09 years, the remaining vesting period for the restricted stock awards.

NOTE 4 - REGULATORY ASSETS

The Financial Accounting Standards Board, or FASB, ASC Topic 980 stipulates generally accepted accounting principles for companies whose rates are established or subject to approvals by a third-party regulatory agency. Certain expenses are recoverable through rates charged to our customers, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the Delaware Public Service Commission, or DEPSC, the Maryland Public Service Commission, or MDPSC, and the Pennsylvania Public Utility Commission, or PAPUC.

The postretirement benefit obligation is the recognition of an offsetting regulatory asset as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees when they render the services necessary to earn the benefits.  Artesian Water contributed $9,000 to its postretirement benefit plan in the first three months of 2017. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

The deferred income taxes will be amortized over future years as the tax effects of temporary differences that previously flowed through to our customers are reversed.

Debt related costs include debt issuance costs and other debt related expense. The DEPSC has allowed rate recovery on unamortized issuance costs and make-whole premiums associated with the early retirement of Series O and Q First Mortgage bonds as the replacement of that debt in January 2017 with Series T First Mortgage bonds was deemed to be more favorable for the ratepayers.  These amounts are recovered over the term of the new long-term debt issued.

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Debt related costs	15 to 25 (based on term of related debt)
Depreciation and salary studies	5
Delaware rate proceedings	2.5
Maryland rate proceedings	5

Goodwill (resulting from acquisition of Mountain Hill Water Company in 2008)	50
Deferred acquisition costs (resulting from purchase of water assets in Cecil County, Maryland in 2011 and Port Deposit, Maryland in 2010)	20
Franchise Costs (resulting from purchase of water assets in Cecil County, Maryland in 2011)	80

Regulatory assets, net of amortization, comprise:
	(in thousands)
	March 31, 2017	December 31, 2016

Postretirement benefit obligation	$186	$186
Deferred income taxes	427	431
Debt related costs	6,221	1,648
Expense of rate and regulatory proceedings	105	116
Goodwill	309	310
Deferred acquisition and franchise costs	674	683
	$7,922	$3,374

NOTE 5 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.

The following table summarizes the shares used in computing basic and diluted net income per share:

	Three Months Ended March 31,

	2017	2016
	(in thousands)

Weighted average common shares outstanding during the period for Basic computation	9,135	9,066
Dilutive effect of employee stock options	69	64

Weighted average common shares outstanding during the period for Diluted computation	9,204	9,130

For the three months ended March 31, 2017 and March 31, 2016, no shares of stock options were excluded from the calculations of diluted net income per share, as the calculated proceeds from the options' exercise were greater than the average market price of the Company's common stock during this period.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Stock. As of March 31, 2017, 8,263,579 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of March 31, 2016, 8,191,397 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share. For the three months ended March 31, 2017 and March 31, 2016, the Company issued 17,565 and 15,184 shares of Class A Stock, respectively.

Equity per common share was $15.38 and $15.28 at March 31, 2017 and December 31, 2016, respectively. These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on March 31, 2017 and December 31, 2016, respectively.

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

Rate Proceedings

Our regulated utilities periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business.  In Delaware, utilities are permitted by law to place rates into effect, under bond, on a temporary basis pending completion of a rate increase proceeding. The first temporary increase may be up to the lesser of $2.5 million on an annual basis or 15% of gross water sales.  Should the rate case not be completed within seven months, by law, the utility may put the entire requested rate relief, up to 15% of gross water sales, in effect under bond until a final resolution is ordered and placed into effect. If any such rates are found to be in excess of rates the DEPSC finds to be appropriate, the utility must refund customers the portion found to be in excess with interest.  The timing of our rate increase requests is therefore dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase.  We can provide no assurances that rate increase requests will be approved by applicable regulatory agencies and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.

Other Proceedings

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a Distribution System Improvement Charge, or DSIC. This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC approval process is less costly when compared to the approval process for general rate increase requests. The DSIC rate applied between base rate filings is capped at 7.50% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5.0 % within any 12-month period.

The following table summarizes Artesian Water's applications with the DEPSC to collect DSIC rates and the eligible plant improvements the rates are based on:

Application Date	11/24/2015	05/31/2016	11/29/2016
Effective Date	01/01/2016	07/01/2016	01/01/2017
DEPSC Approval Date	12/15/2015	06/28/2016	12/20/2016
Cumulative DSIC Rate	1.57%	2.30%	4.71%
Eligible Plant Improvements – Cumulative Dollars (in millions)	$7.0	$10.3	$16.6
Eligible Plant Improvements – Installed Beginning Date	10/01/2014	10/01/2014	10/01/2014
Eligible Plant Improvements – Installed Ending Date	10/31/2015	04/30/2016	10/31/2016

All DEPSC approvals noted in the table above are subject to audit at a later date. For the three months ended March 31, 2017 and March 31, 2016, we earned approximately $756,000 and $249,000 in DSIC revenue, respectively.

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

In December 2015, the Company was notified by the IRS that its Federal tax filing for 2014 would be reviewed along with the effects of the net operating loss generated in 2014 and carryback to the 2012 and 2013 tax years.  This review, which began in the first quarter of 2016 and was completed in the second quarter of 2016, resulted in no change to the tax liability.  Because the Company had previously recorded a provision for the possible disallowance of a portion of the repair deduction in prior periods, the completion of the audit resulted in the reversal of the reserves in the amount of approximately $201,000.  While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the tax authorities.  Therefore, as required by FASB ASC 740, the Company has accrued approximately $1,500 in penalties and interest for the three months ended March 31, 2017, for any disallowance pertaining to the 2015 tax filing. The Company remains subject to examination by federal authorities for the tax years 2015 through 2016 and state authorities for the tax years 2013 through 2016.

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

Long-term Financial Liabilities

All of Artesian Resources' outstanding long-term debt as of March 31, 2017 and December 31, 2016 was fixed-rate. The fair value of the Company's long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825. Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements. The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates. The carrying amount and fair value of Artesian Resources' long-term debt are shown below:

In thousands
	March 31, 2017	December 31, 2016
Carrying amount	$107,859	$103,647
Estimated fair value	$111,515	$111,864

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

NOTE 9 – RELATED PARTY TRANSACTIONS

In February 2017 and July 2016, Artesian Water entered into agreements in the normal course of business with W.F. Construction, Inc. for work associated with building modification to water treatment plants.  The amounts of these agreements were approximately $100,000 and $131,000, respectively. The owner of W.F. Construction, Inc. is the husband of Mrs. Jennifer Finch, Vice President and Assistant Treasurer of Artesian Resources. Approximately $44,000 was paid to W.F. Construction, Inc. during the three months ended March 31, 2017.  No amounts were paid to W.F. Construction, Inc. for the three months ended March 31, 2016. As of March 31, 2017, the Company had an accrued liability of approximately $33,000 for work completed by W.F. Construction, Inc. under contract. As of March 31, 2016, the Company had no liability to W. F. Construction, Inc.

As set forth in the Charter of the Audit Committee of the Board of Directors of Artesian Resources, the Audit Committee is responsible for reviewing and, if appropriate, approving all related party transactions between us and any officer, director, any person known to be the beneficial owner of more than 5% of any class of the Company's voting securities or any other related person that would potentially require disclosure. In its review and approval of both the 2017 and 2016 related party transactions with W.F. Construction, Inc., the Audit Committee considered the nature of the related person's interest in the transaction; the satisfactory performance of work contracted with the related party prior to our employment of Mrs. Finch; and the material terms of the transaction, including, without limitation, the amount and type of transaction, the importance of the transaction to the related person, the importance of the transaction to the Company and whether the transaction would impair the judgment of a director or officer to act in the best interest of the Company. The Audit Committee approves only those related person transactions that are in, or are consistent with, the best interests of the Company and its stockholders.

NOTE 10 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued amended guidance for reporting revenue from contracts with customers.  This guidance affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new standard also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows arising from contracts with customers. For a public entity, the amendments in this guidance are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The majority of the Company's revenue should not be affected by this new standard. Water and wastewater revenue is based on service provided to customers at rates subject to approval by regulatory commissions without a defined contract.  The Company continues to evaluate the impact of adoption of this new standard and implementation issues specific to utilities identified by The American Institute of Certified Public Accountants Revenue Recognition Task Force.

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

In January 2017, the FASB issued new guidance on Business Combinations. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this update should be applied prospectively on or after the effective date. Management is currently evaluating the impact on the financial statements due to the adoption of this guidance.

In February 2017, the FASB issued new guidance on Other Income – Gains and Losses from derecognition of Nonfinancial Assets to clarify the scope and application of the sale or transfer of nonfinancial assets to noncustomers, including partial sales and also defines what constitutes an "in substance nonfinancial asset" which can include financial assets. The new guidance eliminates several accounting differences between transactions involving assets and transactions involving businesses. Further, the guidance aligns the accounting for derecognition of a nonfinancial asset with that of a business. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Management does not expect a material impact on the Company's financial statement due to the adoption of this guidance.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q which express our "belief," "anticipation" or "expectation," as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, our expectation of the timing of decisions by regulatory authorities, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, our ability to adjust our debt level, interest rate, maturity schedule and structure, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, anticipated growth in our non-regulated division, the impact of recent acquisitions on our ability to expand and foster relationships, anticipated investments in certain of our facilities and systems and the sources of funding for such investments, sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A -Risk Factors, in our Annual Report on Form10-K for the year ended December 31, 2016, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, failure to receive regulatory approval, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2017

OVERVIEW

Our profitability is primarily attributable to the sale of water. Gross water sales comprise 88.3% of total operating revenues for the three months ended March 31, 2017. Our profitability is also attributed to the various contract operations, water and sewer Service Line Protection Plans and other services we provide. Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature. In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected. We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

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

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers. Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue. The Town of Middletown, which is one of our municipal customers and is located in southern New Castle County, Delaware, or Middletown, has more than tripled in population since 2001 and population growth in this area is expected to continue for some time as a result of ongoing and future residential construction. As population growth continues in Middletown and other areas in Delaware, we believe that the demand for water will increase, thereby contributing to an increase in our operating revenues. As of March 31, 2017 we had approximately 82,960 metered water customers in Delaware, an increase of approximately 1,260 compared to March 31, 2016. The number of metered water customers in Maryland totaled 2,310 as of March 31, 2017, an increase of approximately 20 compared to March 31, 2016. The number of metered water customers in Pennsylvania remained consistent compared to March 31, 2016. For the three months ended March 31, 2017, approximately 1.7 billion gallons of water were distributed in our Delaware systems and approximately 22.9 million gallons of water were distributed in our Maryland systems.

Wastewater Division

Artesian Wastewater owns wastewater infrastructure and began providing wastewater services in Delaware in July 2005. Artesian Wastewater Maryland, which was incorporated on June 3, 2008, is able to provide regulated wastewater services in Maryland. Our residential and commercial wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.  There was been consistent customer growth over the years.  The number of Delaware wastewater customers totaled 1,650 as of March 31, 2017, and increase of approximately 150 compared to March 31, 2016.  In addition, Artesian Wastewater entered into a wasterwater service agreement with Allen Harim foods, LLC, or Allen Harim, a large industrial customer, under which service is expected to begin in 2018. The wastewater services agreement with Allen Harim is discussed further in the "—Strategic Direction" section below.

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

Artesian Utility has operated the WSLP Plan and the SSLP Plan since 2012. Artesian Resources initiated the WSLP Plan in March 2005. In November 2015, a third plan was added, the ISLP Plan.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The SSLP Plan was initiated in the second quarter of 2008. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit. In the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources. The ISLP Plan was introduced in November 2015 to further enhance available coverage to include water and wastewater lines within the residence. As of March 31, 2017, approximately 19,700, or 25.1%, of our eligible water customers signed up for the WSLP Plan, approximately 15,400, or 19.7%, of our eligible customers signed up for the SSLP Plan, and approximately 3,900 customers signed up under the ISLP Plan. Approximately 1,500 non-customer participants signed up for either the WSLP Plan, the SSLP Plan, or the ISLP Plan.

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

Artesian Storm Water, incorporated on January 17, 2017, was formed to provide design, installation, maintenance and repair services related to existing or proposed storm water management systems in Delaware and the surrounding areas.  The ability to offer storm water services will complement the primary water and wastewater services that we provide.

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

On September 27, 2016, Artesian Wastewater entered into a wastewater services agreement with Allen Harim Foods for Artesian Wastewater to provide treatment and disposal services for sanitary wastewater discharged from Allen Harim's properties located in Sussex County, Delaware upon completion of a pipeline to transfer the sanitary wastewater.  The completion of the pipeline should occur during the second quarter of 2017.  On January 27, 2017, Artesian Wastewater entered into a second wastewater agreement with Allen Harim for Artesian Wastewater to provide disposal services for approximately 1.5 million gallons per day of treated industrial and/or process wastewater upon completion of an approximately eight-mile pipeline that will transfer the wastewater from Allen Harim's properties to a 67 million gallon storage lagoon at Artesian's Northern Sussex Regional Water Recycling Facility.  Artesian will use the reclaimed wastewater for spray irrigation on agricultural land in the area.  The completion of the industrial and/or process wastewater pipeline and storage lagoon should occur during the first quarter of 2018.

The general need for increased capital investment in our water and wastewater systems is due to a combination of population growth, more protective water quality standards and aging infrastructure. Our capital investment plan for the next three years includes projects for water treatment plant improvements and additions in both Delaware and Maryland and wastewater treatment plant improvements and expansion in Delaware. Capital improvements are planned and budgeted to meet anticipated changes in regulations and needs for increased capacity related to projected growth. The Delaware Public Service Commission and Maryland Public Service Commission have generally recognized the operating and capital costs associated with these improvements in setting water and wastewater rates for current customers and capacity charges for new customers.

In our non-regulated division, we continue pursuing opportunities to expand our contract operations. Through Artesian Utility, we will seek to expand our contract design, engineering and construction services of water and wastewater facilities for developers, municipalities and other utilities. We also anticipate continued growth due to our water, sewer and internal Service Line Protection Plans. Artesian Development owns two nine-acre parcels of land, located in Sussex County, Delaware, which will allow for construction of a water treatment facility and wastewater treatment facility. Artesian Storm Water was recently formed to expand contract work related to the design, installation, maintenance and repair services associated with existing or proposed storm water management systems in Delaware and the surrounding areas.

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

The following table summarizes Artesian Water's applications with the DEPSC to collect DSIC rates and the eligible plant improvements the rates are based on:

Application Date	11/24/2015	05/31/2016	11/29/2016
Effective Date	01/01/2016	07/01/2016	01/01/2017
DEPSC Approval Date	12/15/2015	06/28/2016	12/20/2016
Cumulative DSIC Rate	1.57%	2.30%	4.71%
Eligible Plant Improvements – Cumulative Dollars (in millions)	$7.0	$10.3	$16.6
Eligible Plant Improvements – Installed Beginning Date	10/01/2014	10/01/2014	10/01/2014
Eligible Plant Improvements – Installed Ending Date	10/31/2015	4/30/2016	10/31/2016

All DEPSC approvals noted in the table above are subject to audit at a later date. For the three months ended March 31, 2017 and March 31, 2016, we earned approximately $756,000 and $249,000 in DSIC revenue, respectively.

Results of Operations – Analysis of the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016.

Operating Revenues

Revenues totaled $19.2 million for the three months ended March 31, 2017, $0.8 million, or 4.0%, more than revenues for the three months ended March 31, 2016 of $18.4 million. Water sales revenues increased $0.5 million, or 3.0%, for the three months ended March 31, 2017 from the corresponding period in 2016, primarily due to an increase in the DSIC, and an increase in overall water consumption. We realized 88.3% of our total operating revenue for the three months ended March 31, 2017 from the sale of water as compared to 89.1% for the three months ended March 31, 2016.

Other utility operating revenue increased approximately $0.2 million, or 17.9%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase is primarily due to an increase in water service charges and an increase in wastewater revenue related to new development inspection fees and customer growth.

Non-utility operating revenue increased approximately $0.1 million, or 7.6%, for the three months ended March 31, 2017 compared to the same period in 2016. The increase is primarily due to an increase in Service Line Protection Plan revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.5 million, or 4.4%, for the three months ended March 31, 2017, compared to the same period in 2016.

Utility operating expenses increased $0.4 million, or 4.2%, for the three months ended March 31, 2017 over the same period in 2016. The increase is primarily related to the following:

·
Purchased water expense increased $0.2 million, primarily due to the timing of water purchases under contract with Chester Water Authority.  In addition, the increase was related to increased water purchased while one of the major transmission mains in our northern New Castle County, Delaware water system was being relocated as a result of state highway work.

·	Repair and maintenance expense increased $0.1 million, primarily due to the timing of expenses related to the maintenance of water treatment equipment.

·	Water treatment expense increased $0.1 million, primarily due to the timing of chemical purchases, sludge removal and higher water testing expenses.

Non-utility operating expenses increased $0.1 million, or 8.0%, for the three months ended March 31, 2017 over the same period in 2016 primarily due to costs associated with Service Line Protection Plan contract repairs.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 56.2% for the three months ended March 31, 2017, compared to 56.0% for the three months ended March 31, 2016.

Federal and state income tax expense increased $0.1 million, or 7.3%, primarily due to higher pre-tax income for the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

Interest Charges

Interest expense decreased $0.1 million, or 8.6%, for the three months ended March 31, 2017 compared to the same period a year ago primarily due to the refinancing of the Series O and Series Q First Mortgage Bonds in January 2017, reducing interest rates from 8.17% and 4.75%, respectively, to 4.24%. Additionally, there was an interest rate change from 6.73% to 4.45% effective March 1, 2016 for the Series S First Mortgage Bond.

Net Income

Our net income applicable to common stock increased $0.3 million for the three months ended March 31, 2017, compared to the same period a year ago.  This increase in net income was due to higher operating income margins in our water utility business, primarily the result of increased water sales revenue and decreased long-term debt interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the three months ended March 31, 2017 were $10.1 million provided by cash flow from operating activities, $2.1 million in net contributions and advances from developers and $0.4 million in net proceeds from the issuance of common stock, all of which are registered securities. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer. A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers. As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

Investment in Plant and Systems

The primary focus of Artesian Water's investment is to continue to provide high quality reliable service to our growing service territory. We invested approximately $7.7 million in capital expenditures during the first three months of 2017 compared to $4.3 million invested during the same period in 2016. During the first three months of 2017, we invested approximately $3.0 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities. We invested $1.1 million to enhance or improve existing treatment facilities and for the rehabilitation of pumping equipment to better serve our customers. We invested $0.3 million for equipment purchases, computer hardware and software upgrades and transportation and equipment purchases. Developers financed $0.8 million for the installation of water mains and hydrants for the first three months of 2017 compared to $1.4 million for the first three months of 2016. We invested $0.5 million to upgrade and automate our meter reading equipment. We invested approximately $0.8 million in mandatory utility plant expenditures due to governmental highway projects which require the relocation of water service mains in addition to facility improvements and upgrades. An additional $1.2 million was invested in wastewater projects in Delaware.

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

Lines of Credit

At March 31, 2017, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources. As of March 31, 2017, there was $38.1 million of available funds under this line of credit. The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%. This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time. The term of this line of credit expires on the earlier of May 26, 2017 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At March 31, 2017, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland. As of March 31, 2017, there was $18.0 million of available funds under this line of credit. The interest rate for borrowings under this line is LIBOR plus 1.50%. CoBank may make an annual patronage refund, which has been equal to 1.00% of the average line of credit and loan volume outstanding by Artesian. The patronage refunds earned by Artesian for both the three months ended March 31, 2017 and March 31, 2016 were $0.6 million. The term of this line of credit expires on July 20, 2017. The Company expects to renew this line of credit.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$3,892	$--	$--	$--

Long-Term Debt

Artesian Water's trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66⅔% of total capitalization. Our debt to total capitalization, including the short-term portion thereof, was 43.4% at March 31, 2017. In addition, our revolving line of credit with CoBank contains customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets, change our business or incur additional indebtedness.  In addition, this line of credit requires us to abide by certain financial covenants and ratios. As of March 31, 2016, we were in compliance with these covenants.

We expect to fund our activities for the next 12 months using our available cash balances and bank credit lines, plus projected cash generated from operations.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$30,839	$8,569	$8,325	$110,135	$157,868
State revolving fund loans (principal and interest)	1,002	2,005	1,841	4,716	9,564
Operating leases	76	110	115	1,378	1,679
Unconditional purchase obligations	3,824	7,659	6,705	--	18,188
Tank painting contractual obligation	426	852	--	--	1,278
Total contractual cash obligations	$36,167	$19,195	$16,986	$116,229	$188,577

Long-term debt obligations reflect the maturities of certain series of our first mortgage bonds, which we intend to refinance when due if not refinanced earlier.  The state revolving fund loan obligation has an amortizing mortgage payment payable over a 20-year period, and will be refinanced as future securities are issued. Both the long-term debt and the state revolving fund loan have certain financial covenant provisions, the violation of which could result in default and require the obligation to be immediately repaid, including all interest. We have not experienced conditions that would result in our default under these agreements. Payments for unconditional purchase obligations reflect minimum water purchase obligations based on rates that are subject to change under our interconnection agreement with the Chester Water Authority, which expires December 31, 2021.

On January 18, 2017, Artesian Water and CoBank entered into a Bond Purchase Agreement relating to the issue and sale by the Company to CoBank of a $40 million principal amount First Mortgage Bond, Series T, or the Bond, due December 20, 2036 (the "Maturity Date").  The Bond was issued pursuant to the Company's Indenture of Mortgage dated as of July 1, 1961, as amended and supplemented by supplemental indentures, including the Twenty-Second Supplemental Indenture (the "Supplemental Indenture"), dated as of January 18, 2017 from the Company to Wilmington Trust Company, as Trustee.  The Indenture is a first mortgage lien against substantially all of the Company's utility plant.  The proceeds from the sale of the Bond will be used to prepay indebtedness of the Company under two existing First Mortgage Bonds: Series O, principal amount $20 million with interest rate of 8.17% and related prepayment costs of $4.5 million; and Series Q, principal amount $15.4 million with interest rate of 4.75%.  The DEPSC approved the issuance of the Bond on December 20, 2016.  The DEPSC also approved deferral of the prepayment costs associated with the First Mortgage Bond, Series O and the previously deferred debt related costs associated with the First Mortgage Bonds, Series O and Series Q.

The Bond carries an annual interest rate of 4.24% through and including the Maturity Date. Interest is payable on June 30th and December 31st of each year, beginning June 30, 2017 until the Company's obligation with respect to the payment of principal, premium (if any) and interest shall be discharged.  Overdue payments shall bear interest as provided in the Supplemental Indenture. The terms of the Bond also include certain limitations on the Company's indebtedness.

The Company's First Mortgage Bond, Series P, principal amount $25 million with interest rate of  6.58% is due to expire on January 31, 2018.  It is the Company's intent to refinance this First Mortgage Bond prior to expiration.

In order to control purchased power costs, in October 2015 Artesian Water entered into an electric supply contract for a term from May 2016 through May 2019 at a fixed rate 11.0% lower than its contract set to expire in May 2016 and a rate then less than that charged by the local electric supplier. The previous contract term was in effect from May 2013 through May 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including any arrangements with any structured finance, special purpose or variable interest entities.

Critical Accounting Assumptions, Estimates and Policies; Recent Accounting Standards

This discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2016 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2016. The preparation of those financial statements required management to make assumptions and estimates that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those based on such assumptions and estimates.

Our critical accounting policies are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2016. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2016 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2016.

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2016 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2016 and also in the notes to our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first three months of 2017 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2036, and interest rates ranging from 4.24% to 6.58%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt's maturity. In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at March 31, 2017 were approximately $3.9 million. An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line.  We are also exposed to market risk associated with changes in commodity prices. Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers. We have also sought to mitigate future significant electric price increases by signing a multi-year supply contract, at a fixed price.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in such Annual Report on Form 10-K.

ITEM 4 – MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is not applicable to our Company.

ITEM 6 - EXHIBITS

Exhibit No.	Description

4.1
Twenty-Second Supplemental Indenture, dated as of January 18, 2017, between Artesian Water Company, Inc. and Wilmington Trust Company, as trustee.  Incorporated by reference to Exhibit 4.1 filed with the Company's Form 8-K filed on January 20, 2017.

4.2
Bond Purchase Agreement, dated January 18, 2017, by and between Artesian Water Company, Inc., and CoBank, ACB.  Incorporated by reference to Exhibit 4.2 filed with the Company's Form 8-K filed on January 20, 2017.

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a–14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a–14(a) under the Securities Exchange Act of 1934, as amended.*

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).**

101
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.*

*   Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: May 5, 2017	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: May 5, 2017	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
Exhibit No.	Description

4.1
Twenty-Second Supplemental Indenture, dated as of January 18, 2017, between Artesian Water Company, Inc. and Wilmington Trust Company, as trustee.  Incorporated by reference to Exhibit 4.1 filed with the Company's Form 8-K filed on January 20, 2017.

4.2
Bond Purchase Agreement, dated January 18, 2017, by and between Artesian Water Company, Inc., and CoBank, ACB.  Incorporated by reference to Exhibit 4.2 filed with the Company's Form 8-K filed on January 20, 2017.

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a–14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a–14(a) under the Securities Exchange Act of 1934, as amended.*

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).**

101
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.*

* Filed herewith
** Furnished herewith