Form 10-Q
period 2017-06-30
ARTESIAN RESOURCES CORP
filed 2017-08-04
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of  August 1, 2017, 8,306,977 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	June 30, 2017	December 31, 2016
Utility plant, at original cost (less accumulated depreciation 2017 - $ 114,313; and 2016 - $109,684)	$438,259	$425,502
Current assets
Cash and cash equivalents	303	226
Accounts receivable (less allowance for doubtful accounts 2017 - $273; 2016 - $263)	6,796	7,796
Income tax receivable	215	150
Unbilled operating revenues	1,657	1,403
Materials and supplies	1,605	1,564
Prepaid property taxes	3	1,669
Prepaid expenses and other	2,328	1,827
Total current assets	12,907	14,635
Other assets
Non-utility property (less accumulated depreciation - 2017- $653; 2016 - $611)	3,928	3,881
Other deferred assets	3,730	3,584
Total other assets	7,658	7,465
Regulatory assets, net	7,809	3,374
Total Assets	$466,633	$450,976

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$9,183	$9,127
Preferred stock	—	—
Additional paid-in capital	98,808	97,480
Retained earnings	34,548	32,416
Total stockholders' equity	142,539	139,023
Long-term debt, net of current portion	81,262	102,331
	223,801	241,354
Current liabilities
Lines of credit	5,195	7,130
Overdraft payable	1,183	32
Current portion of long-term debt	26,330	1,316
Accounts payable	3,404	5,532
Accrued expenses	3,200	1,309
Accrued interest	924	1,000
Customer deposits	927	864
Other	3,047	2,145
Total current liabilities	44,210	19,328

Commitments and contingencies	—	—

Deferred credits and other liabilities
Net advances for construction	7,844	8,169
Postretirement benefit obligation	149	149
Deferred investment tax credits	535	544
Utility plant retirement cost obligation	808	873
Deferred income taxes	70,607	68,453
Total deferred credits and other liabilities	79,943	78,188

Net contributions in aid of construction	118,679	112,106
	$466,633	$450,976
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2017	2016	2017	2016
Operating revenues
Water sales	$18,248	$17,323	$35,183	$33,760
Other utility operating revenue	1,020	912	2,039	1,777
Non-utility operating revenue	1,234	1,160	2,469	2,308
	20,502	19,395	39,691	37,845

Operating expenses
Utility operating expenses	9,588	8,766	18,494	17,312
Non-utility operating expenses	662	590	1,349	1,226
Depreciation and amortization	2,329	2,249	4,648	4,564
State and federal income taxes	1,763	2,023	3,857	3,975
Property and other taxes	1,170	1,098	2,364	2,246
	15,512	14,726	30,712	29,323

Operating income	4,990	4,669	8,979	8,522

Other income, net
Allowance for funds used during construction (AFUDC)	76	49	146	72
Miscellaneous (expense) income	(290)	(31)	293	625

Income before interest charges	4,776	4,687	9,418	9,219

Interest charges	1,525	1,646	3,081	3,349

Net income applicable to common stock	$3,251	$3,041	$6,337	$5,870

Income per common share:
Basic	$0.35	$0.33	$0.69	$0.65
Diluted	$0.35	$0.33	$0.69	$0.64

Weighted average common shares outstanding:
Basic	9,163	9,092	9,149	9,079
Diluted	9,235	9,155	9,220	9,142

Cash dividends per share of common stock	$0.2317	$0.2249	$0.4600	$0.4465

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,337	$5,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,648	4,564
Deferred income taxes, net	2,145	1,731
Stock compensation	327	22
AFUDC, equity portion	(99)	(48)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	1,000	(1,535)
Income tax receivable	(65)	1,371
Unbilled operating revenues	(254)	(184)
Materials and supplies	(41)	(223)
Prepaid property taxes	1,666	1,588
Prepaid expenses and other	(501)	(546)
Other deferred assets	(164)	(181)
Regulatory assets	180	336
Accounts payable	(2,128)	(1,281)
Accrued expenses	1,891	951
Accrued interest	(76)	(42)
Customer deposits and other, net	965	782
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,831	13,175

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(17,140)	(12,050)
Proceeds from sale of assets	15	32
NET CASH USED IN INVESTING ACTIVITIES	(17,125)	(12,018)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under lines of credit agreements	(1,935)	(5,669)
Increase in overdraft payable	1,151	295
Net advances and contributions in aid of construction	6,008	7,709
Net proceeds from issuance of common stock	1,057	1,216
Dividends paid	(4,205)	(4,052)
Debt issuance costs	(148)	--
Principal repayments of long-term debt	(557)	(642)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,371	(1,143)

NET INCREASE IN CASH AND CASH EQUIVALENTS	77	14

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	226	209

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$303	$223

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions	$1,294	$1,332
Interest paid	$3,157	$3,391
Income taxes paid	$1,278	$153

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

Artesian Wastewater Management, Inc., or Artesian Wastewater, is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company. As of June 30, 2017 Artesian Wastewater owned and operated four wastewater treatment facilities, which are capable of treating approximately 500,000 gallons per day. In August 2016, Artesian Wastewater and Sussex County, a political subdivision of Delaware, entered into an agreement to provide wastewater treatment and disposal services for each other in order to address the periodic need of additional wastewater treatment and disposal capacities and facilities in Sussex County, beyond those under their own ownership and control, to assure the timely, efficient and cost effective transmission and management of wastewater.  There are numerous locations in Sussex County where Artesian Wastewater's and Sussex County's facilities are capable of being connected or integrated to allow for the movement and disposal of wastewater generated by one or the other's system.

On September 27, 2016, Artesian Wastewater entered into a wastewater services agreement with Allen Harim Foods, LLC, or Allen Harim, for Artesian Wastewater to provide treatment and disposal services for sanitary wastewater discharged from Allen Harim's properties located in Sussex County, Delaware upon completion of a pipeline to transfer the sanitary wastewater.  The pipeline was completed in the second quarter of 2017.  The transfer of sanitary wastewater is pending completion of on-site improvements by Allen Harim. On January 27, 2017, Artesian Wastewater entered into a second wastewater agreement with Allen Harim for Artesian Wastewater to provide disposal services for approximately 1.5 million gallons per day of treated industrial and/or process wastewater upon completion of an approximately eight-mile pipeline that will transfer the wastewater from Allen Harim's properties to a 90 million gallon storage lagoon at Artesian's Northern Sussex Regional Water Recycling Facility.  Artesian will use the reclaimed wastewater for spray irrigation on agricultural land in the area.  The completion of the industrial and/or process wastewater pipeline and storage lagoon should occur during the first quarter of 2018.

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

Artesian Utility has operated the WSLP Plan and the SSLP Plan since April 2012. In November 2015, a third plan was added, the ISLP Plan. Artesian Resources initiated the WSLP Plan in March 2005. The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit. Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources. The ISLP Plan was introduced in November 2015 to further enhance available coverage to include water and wastewater lines within customers' residences. As of June 30, 2017, approximately 19,600, or 24.9%, of our eligible water customers signed up for the WSLP Plan, approximately 15,400, or 19.6%, of our eligible customers signed up for the SSLP Plan, and approximately 4,300, or 5.4%, of eligible customers signed up for the ISLP Plan. Approximately 1,500 non-customer participants signed up for either the WSLP Plan, the SSLP Plan, or the ISLP Plan.

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

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company's balance sheet position as of June 30, 2017, the results of operations for the three and six month periods ended June 30, 2017 and 2016 and the cash flows for the six month periods ended June 30, 2017 and 2016.

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

For the three and six months ended June 30, 2017 compensation expense of approximately $293,000 and $327,000 was recorded for restricted stock awards issued in May 2016 and May 2017, as well as unrestricted stock awards issued in June 2017.  For both the three months and six months ended June 30, 2016, compensation expense of approximately $22,000 was recorded for restricted stock awards issued in May 2016. Costs were determined based on the fair value at the grant date and those costs were charged to income over the service period associated with the grants.  There was no stock compensation cost capitalized as part of an asset.

On May 3, 2017, 5,000 shares of Class A common stock, or Class A Stock, were granted as restricted stock awards.  The fair value per share was $38.10, the closing price of the Class A Stock as recorded on the Nasdaq Global Market on May 3, 2017.  The restricted shares are subject to a one year vesting period from the date of grant.  Prior to their release date, these restricted stock awards may be subject to forfeiture in the event of the recipient's termination of service.

On May 4, 2016, 5,000 shares of Class A common stock, or Class A Stock, were granted as restricted stock awards.  The fair value per share was $27.70, the closing price of the Class A Stock as recorded on the Nasdaq Global Market on May 4, 2016.  The restricted shares are subject to a one year vesting period from the date of grant.  Prior to their release date, these restricted stock awards may be subject to forfeiture in the event of the recipient's termination of service.

On June 28, 2017, 6,568 shares of Class A common stock were issued as fully vested unrestricted stock awards. The fair market value per share was $38.06, the closing price of the Class A common stock as recorded on the Nasdaq Global Market on June 28, 2017.

The following summary reflects changes in the shares of Class A Stock underlying options and restricted stock awards for the six months ended June 30, 2017:

	Options				Restricted Awards
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)	Outstanding Restricted Stock Awards	Weighted Average Grant Date Fair Value
Plan options/restricted stock awards
Outstanding at January 1, 2017	231,755	$19.32		$2,925	5,000	27.70
Granted	–	–		–	11,568	$38.08
Exercised/vested and released	(37,405)	18.09		742	(11,568)	33.58
Expired/cancelled	–	–		–	–	–
Outstanding at June 30, 2017	194,350	$19.55	4.41	$3,515	5,000	$38.10

Exercisable/vested at June 30, 2017	194,350	$19.55	4.41	$3,515	–	–

The total intrinsic value of options exercised during the six months ended June 30, 2017 was approximately $742,000.

There were no unvested option shares outstanding under the 2015 Plan during the six months ended June 30, 2017.

As of June 30, 2017, there was no unrecognized expense related to non-vested option shares granted under the 2015 Plan.

As of June 30, 2017, there was $160,000 total unrecognized expense related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.84 years, the remaining vesting period for the restricted stock awards.

The total intrinsic value of awards released during the six months ended June 30, 2017 was approximately $441,000.

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

The postretirement benefit obligation is the recognition of an offsetting regulatory asset as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees when they render the services necessary to earn the benefits.  Artesian Water contributed $17,000 to its postretirement benefit plan in the first six months of 2017. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

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

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Debt related costs	15 to 25 (based on term of related debt)
Depreciation and salary studies	5
Delaware rate proceedings	2.5
Maryland rate proceedings	5
Goodwill (resulting from acquisition of Mountain Hill Water Company in 2008)	50
Deferred acquisition costs (resulting from purchase of water assets in Cecil County, Maryland in 2011 and Port Deposit, Maryland in 2010)	20
Franchise Costs (resulting from purchase of water assets in Cecil County, Maryland in 2011)	80

Regulatory assets, net of amortization, comprise:
	(in thousands)
	June 30, 2017	December 31, 2016

Postretirement benefit obligation	$186	$186
Deferred income taxes	423	431
Debt related costs	6,135	1,648
Expense of rate and regulatory proceedings	93	116
Goodwill	307	310
Deferred acquisition and franchise costs	665	683
	$7,809	$3,374

NOTE 5 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options.

The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2017	2016	2017	2016
	(in thousands)		(in thousands)

Weighted average common shares outstanding during the period for Basic computation	9,163	9,092	9,149	9,079
Dilutive effect of employee stock options	72	63	71	63

Weighted average common shares outstanding during the period for Diluted computation	9,235	9,155	9,220	9,142

For the three and six months ended June 30, 2017, 1,400 and 3,400 shares of restricted stock awards were excluded from the calculations of diluted net income per share, respectively.  For the three and six months ended June 30, 2016, 4,430 and 4,500 shares of restricted stock awards were excluded from the calculations of diluted net income per share, respectively.  Due to unrecognized compensation costs during the noted periods, the hypothetical repurchase of shares exceeds the number of restricted shares expected to vest during the period, creating an anti-dilutive effect. For the three and six months ended June 30, 2017 and June 30, 2016, no shares of stock options were excluded from the calculations of diluted net income per share, as the calculated proceeds from the options' exercise were greater than the average market price of the Company's common stock during the period.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Stock.  As of June 30, 2017, 8,306,073 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of June 30, 2016, 8,225,293 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share. For the three months ended June 30, 2017 and June 30, 2016, the Company issued 42,275 and 33,896 shares of Class A Stock, respectively. For the six months ended June 30, 2017 and June 30, 2016, the Company issued 60,040 and 49,080 shares of Class A Stock.

Equity per common share was $15.58 and $15.28 at June 30, 2017 and December 31, 2016, respectively. These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on June 30, 2017 and December 31, 2016, respectively.

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

The following table summarizes Artesian Water's applications with the DEPSC to collect DSIC rates and the eligible plant improvements the rates are based on:

Application Date	11/24/2015	05/31/2016	11/29/2016
DEPSC Approval Date	12/15/2015	06/28/2016	12/20/2016
Effective Date	01/01/2016	07/01/2016	01/01/2017
Cumulative DSIC Rate	1.57%	2.30%	4.71%
Eligible Plant Improvements – Cumulative Dollars (in millions)	$7.0	$10.3	$16.6
Eligible Plant Improvements – Installed Beginning Date	10/01/2014	10/01/2014	10/01/2014
Eligible Plant Improvements – Installed Ending Date	10/31/2015	04/30/2016	10/31/2016

All DEPSC approvals noted in the table above are subject to audit at a later date. For the three and six months ended June 30, 2017 we earned approximately $787,000 and $1,543,000 in DSIC revenue, respectively. For the three and six months ended June 30, 2016, we earned approximately $257,000 and $506,000 in DSIC revenue, respectively.

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

In December 2015, the Company was notified by the IRS that its Federal tax filing for 2014 would be reviewed along with the effects of the net operating loss generated in 2014 and carryback to the 2012 and 2013 tax years.  This review, which began in the first quarter of 2016 and was completed in the second quarter of 2016, resulted in no change to the tax liability.  Because the Company had previously recorded a provision for the possible disallowance of a portion of the repair deduction in prior periods, the completion of the audit resulted in the reversal of the reserves in the amount of approximately $201,000.  While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the tax authorities.  Therefore, as required by FASB ASC 740, the Company has accrued approximately $1,500 and $3,600 in penalties and interest for the three and six months ended June 30, 2017, respectively, for any disallowance pertaining to the 2015 and 2016 tax filings. The Company remains subject to examination by federal authorities for the tax years 2015 through 2016 and state authorities for the tax years 2014 through 2016.

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

Long-term Financial Liabilities

All of Artesian Resources' outstanding long-term debt as of June 30, 2017 and December 31, 2016 was fixed-rate. The fair value of the Company's long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825. Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements. The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates. The carrying amount and fair value of Artesian Resources' long-term debt are shown below:

In thousands
	June 30, 2017	December 31, 2016
Carrying amount	$107,592	$103,647
Estimated fair value	$112,347	$111,864

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

NOTE 9 – RELATED PARTY TRANSACTIONS

In February 2017 and July 2016, Artesian Water entered into agreements in the normal course of business with W.F. Construction, Inc. for work associated with building modification to water treatment plants.  The amounts of these agreements were approximately $100,000 and $131,000, respectively. The owner of W.F. Construction, Inc. is the husband of Mrs. Jennifer Finch, Vice President and Assistant Treasurer of Artesian Resources. Approximately $44,000 and $87,000 was paid to W.F. Construction, Inc. during the three and six months ended June 30, 2017, respectively. No amounts were paid to W.F. Construction, Inc. for the three and six months ended June 30, 2016. As of June 30, 2017 and June 30, 2016, the Company had no liability to W.F. Construction, Inc.

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

NOTE 10 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued amended guidance for reporting revenue from contracts with customers.  This guidance affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new standard also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows arising from contracts with customers. For a public entity, the amendments in this guidance are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect a material change to revenue currently being recognized compared to revenue that will be recognized under this amended guidance for the majority of the Company's revenue.  These revenues include regulated water and wastewater sales subject to tariffs.  The Company continues to evaluate the impact of adoption of this new standard and implementation issues specific to utilities identified by The American Institute of Certified Public Accountants Revenue Recognition Task Force in particular, contributions in aid of construction.

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

In January 2017, the FASB issued new guidance on Business Combinations. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company applied this amended guidance in 2017 to the purchase of the water assets from Fort DuPont Redevelopment and Preservation Corporation.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2017

OVERVIEW

Our profitability is primarily attributable to the sale of water. Gross water sales comprise 88.6% of total operating revenues for the six months ended June 30, 2017. Our profitability is also attributed to the various contract operations, water and sewer Service Line Protection Plans and other services we provide. Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature. In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected. We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

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

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers. Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue. The Town of Middletown, which is one of our municipal customers and is located in southern New Castle County, Delaware, or Middletown, has more than tripled in population since 2001 and population growth in this area is expected to continue for some time as a result of ongoing and future residential construction. As population growth continues in Middletown and other areas in Delaware, we believe that the demand for water will increase, thereby contributing to an increase in our operating revenues. As of June 30, 2017 we had approximately 83,400 metered water customers in Delaware, an increase of approximately 1,300 compared to June 30, 2016. The number of metered water customers in Maryland totaled 2,300 as of June 30, 2017, an increase of approximately 20 compared to June 30, 2016. The number of metered water customers in Pennsylvania remained consistent compared to June 30, 2016. For the six months ended June 30, 2017, approximately 3.7 billion gallons of water were distributed in our Delaware systems and approximately 59.7 million gallons of water were distributed in our Maryland systems.

Wastewater Division

Artesian Wastewater owns wastewater infrastructure and began providing wastewater services in Delaware in July 2005. Artesian Wastewater Maryland, which was incorporated on June 3, 2008, is able to provide regulated wastewater services in Maryland. Our residential and commercial wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  The number of Delaware wastewater customers totaled 1,685 as of June 30, 2017, an increase of approximately 170, or 11.2%, compared to June 30, 2016.  In addition, Artesian Wastewater entered into a wastewater services agreement with Allen Harim Foods, LLC, or Allen Harim, a large industrial customer, under which service is expected to begin in 2018. The wastewater services agreement with Allen Harim is discussed further in the "Strategic Direction" section below.

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

Artesian Utility has operated the WSLP Plan and the SSLP Plan since 2012. Artesian Resources initiated the WSLP Plan in March 2005. In November 2015, a third plan was added, the ISLP Plan.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The SSLP Plan was initiated in the second quarter of 2008. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit. In the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources. The ISLP Plan was introduced in November 2015 to further enhance available coverage to include water and wastewater lines within the residence. As of June 30, 2017, approximately 19,600, or 24.9%, of our eligible water customers signed up for the WSLP Plan, approximately 15,400, or 19.6%, of our eligible customers signed up for the SSLP Plan, and approximately 4,300, or 5.4%, of eligible customers signed up under the ISLP Plan. Approximately 1,500 non-customer participants signed up for either the WSLP Plan, the SSLP Plan, or the ISLP Plan.

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

On February 23, 2017, Artesian Water entered into an agreement with Fort DuPont Redevelopment and Preservation Corporation, or FDRPC, for the purchase of existing water assets and for the provision of potable water and fire suppression services.  The Fort DuPont National Historic District, or Fort DuPont, consists of 325-acres and lies between the Delaware River on the east, the Chesapeake and Delaware Canal on the south and the Delaware City Branch Canal.  The final purchase price for the water assets consisting of a water treatment plant, storage tank, wells, mains, and other equipment used to provide potable water and fire suppression services to portions of Fort DuPont and the surrounding properties was $852,000.  Closing occurred in June 2017.  In connection with the planned future development of Fort DuPont, the parties intend to design, build and operate a state of the art, cost effective, safe and reliable water system that will include both new water assets as well as improvements and upgrades to the existing water assets.  The water system can be expanded to meet the needs of the planned 600 residential unit as well as new commercial customers, in addition to water service currently provided to the Governor Bacon Health Center and National Guard facilities.

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

On September 27, 2016, Artesian Wastewater entered into a wastewater services agreement with Allen Harim for Artesian Wastewater to provide treatment and disposal services for sanitary wastewater discharged from Allen Harim's properties located in Sussex County, Delaware upon completion of a pipeline to transfer the sanitary wastewater.  The pipeline was completed in the second quarter of 2017.  The transfer of sanitary wastewater is pending completion of on-site improvements by Allen Harim. On January 27, 2017, Artesian Wastewater entered into a second wastewater agreement with Allen Harim for Artesian Wastewater to provide disposal services for approximately 1.5 million gallons per day of treated industrial and/or process wastewater upon completion of an approximately eight-mile pipeline that will transfer the wastewater from Allen Harim's properties to a 90 million gallon storage lagoon at Artesian's Northern Sussex Regional Water Recycling Facility.  Artesian will use the reclaimed wastewater for spray irrigation on agricultural land in the area.  The completion of the industrial and/or process wastewater pipeline and storage lagoon should occur during the first quarter of 2018.

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

The following table summarizes Artesian Water's applications with the DEPSC to collect DSIC rates and the eligible plant improvements the rates are based on:

Application Date	11/24/2015	05/31/2016	11/29/2016
DEPSC Approval Date	12/15/2015	06/28/2016	12/20/2016
Effective Date	01/01/2016	07/01/2016	01/01/2017
Cumulative DSIC Rate	1.57%	2.30%	4.71%
Eligible Plant Improvements – Cumulative Dollars (in millions)	$7.0	$10.3	$16.6
Eligible Plant Improvements – Installed Beginning Date	10/01/2014	10/01/2014	10/01/2014
Eligible Plant Improvements – Installed Ending Date	10/31/2015	4/30/2016	10/31/2016

All DEPSC approvals noted in the table above are subject to audit at a later date. For the three and six months ended June 30, 2017 we earned approximately $787,000 and $1,543,000 in DSIC revenue, respectively. For the three and six months ended June 30, 2016, we earned approximately $257,000 and $506,000 in DSIC revenue, respectively.

Results of Operations – Analysis of the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016.

Operating Revenues

Revenues totaled $20.5 million for the three months ended June 30, 2017, $1.1 million, or 5.7%, more than revenues for the three months ended June 30, 2016 of $19.4 million. Water sales revenue increased $0.9 million, or 5.3%, for the three months ended June 30, 2017 from the corresponding period in 2016, primarily due to an increase in DSIC and an increase in overall water consumption. We realized 89.0% of our total operating revenue for the three months ended June 30, 2017 from the sale of water as compared to 89.3% for the three months ended June 30, 2016.

Other utility operating revenue increased approximately $0.1 million, or 11.8%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase is primarily due to an increase in wastewater revenue from customer growth and new development inspection fees as well as an increase in water service charges.

Non-utility operating revenue increased approximately $0.1 million, or 6.4%, for the three months ended June 30, 2017 compared to the same period in 2016. The increase is primarily due to an increase in Service Line Protection Plan revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $1.0 million, or 9.2%, for the three months ended June 30, 2017, compared to the same period in 2016.

Utility operating expenses increased $0.8 million, or 9.4%, for the three months ended June 30, 2017 over the same period in 2016. The increase is primarily related to the following:

·	Payroll, employee benefit costs and related expenses increased $0.6 million due to an increase in and timing of compensation, including equity compensation awards.

·
Purchased water expense increased $0.2 million, primarily due to increased water purchased during relocation of a major transmission main in our northern New Castle County, Delaware water system due to state highway construction.

·	Repair and maintenance expense increased $0.2 million, primarily due to the timing of expenses related to the maintenance of water treatment equipment, specifically carbon filter replacements.

·
Other expenses decreased $0.2 million, primarily due to a decrease in amortization of Delaware rate proceedings related to the 2014 rate case that was fully amortized at the end of 2016 and a decrease in legal costs associated with litigation before the DEPSC pertaining to a developer dispute over contributions in aid of construction.

Non-utility operating expenses increased $0.1 million, or 12.2%, for the three months ended June 30, 2017 over the same period in 2016 primarily due to an increase in costs related to Service Line Protection Plans.

Property and other taxes increased $0.1 million, or 6.6%, primarily due to an increase in payroll taxes associated with increased payroll related expenses for the quarter.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 55.7% for the three months ended June 30, 2017, compared to 53.9% for the three months ended June 30, 2016.

Depreciation and amortization expense increased by $0.1 million, or 3.6%, to $2.3 million as a result of continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense decreased $0.3 million, or 12.9%, primarily due to the adoption of amended guidance issued by the Financial Accounting Standards Board, or FASB, in 2017 that updated how stock compensation activities are recorded, resulting in a tax deduction.  Also, we recognized an additional expense, for tax purposes only, related to the federal Qualified Domestic Production Activities Deduction, or QPAD, which reduced the effective tax rates.

Other Income, Net

Miscellaneous income, net, decreased $0.3 million, primarily due to a pledge made to a non-profit entity in Delaware being organized to support the State's economic development efforts.

Interest Charges

Interest expense decreased $0.1 million, or 7.4%, for the three months ended June 30, 2017 compared to the same period a year ago primarily due to the refinancing of the Series O and Series Q First Mortgage Bonds in January 2017, reducing interest rates from 8.17% and 4.75%, respectively, to 4.24%.

Net Income

Our net income applicable to common stock increased $0.2 million for the three months ended June 30, 2017, compared to the same period a year ago.  This increase in net income was due to higher operating income margins in our water utility business, primarily the result of increased water sales revenue and decreased long-term debt interest expense.  In addition, federal and state income tax expense decreased, primarily due to the adoption of amended guidance issued by the FASB in 2017 that updated how stock compensation activities are recorded, resulting in a tax deduction and we recognized an additional expense, for tax purposes only, related to the federal QPAD which reduced the effective tax rates.

Results of Operations – Analysis of the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016.

Operating Revenues

Revenues totaled $39.7 million for the six months ended June 30, 2017, $1.9 million, or 4.9%, above revenues for the six months ended June 30, 2016 of $37.8 million. Water sales revenues increased $1.4 million, or 4.2%, for the six months ended June 30, 2017 from the corresponding period in 2016.  The increase in water sales is primarily due to an increase in DSIC and an increase in overall water consumption.  We realized 88.6% of our total operating revenue for the six months ended June 30, 2017 from the sale of water as compared to 89.2% for the six months ended June 30, 2016.

Other utility operating revenue increased approximately $0.3 million, or 14.8%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase is primarily due to an increase in water service charges and an increase in wastewater revenue from customer growth and new development inspection fees.

Non-utility operating revenue increased approximately $0.2 million, or 7.0%, for the six months ended June 30, 2017 compared to the same period in 2016. The increase is primarily due to an increase in Service Line Protection Plan revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $1.4 million, or 6.8%, for the six months ended June 30, 2017, compared to the same period in 2016.

Utility operating expenses increased $1.2 million, or 6.8%, for the six months ended June 30, 2017 over the same period in 2016. The net increase is primarily related to the following:

·	Payroll, employee benefit costs and related expenses increased $0.6 million due to an increase in and timing of compensation, including equity compensation awards.

·
Purchased water expense increased $0.4 million, primarily due to increased water purchased during relocation of a major transmission main in our northern New Castle County, Delaware water system due to state highway construction.  In addition, part of the increase was related to the timing of purchases under a minimum take contract with Chester Water Authority.

·	Repair and maintenance expense increased $0.3 million, primarily due to the timing of expenses related to the maintenance of water treatment equipment, specifically carbon filter replacements.

·	Water treatment expense increased $0.1 million, primarily due to the timing of chemical purchases and an increase in sludge removal.

·
Other expenses decreased $0.2 million, primarily due to a decrease in amortization of Delaware rate proceedings related to the 2014 rate case that was fully amortized at the end of 2016 and a decrease in legal costs associated with litigation before the DEPSC pertaining to a developer dispute over contributions in aid of construction.

Non-utility operating expenses increased $0.1 million, or 10.0%, for the six months ended June 30, 2017 over the same period in 2016 primarily due to an increase in costs related to Service Line Protection Plans.

Property and other taxes increased $0.1 million, or 5.3%, primarily due to an increase in utility plant subject to taxation.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 55.9% for the six months ended June 30, 2017, compared to 55.0% for the six months ended June 30, 2016.

Depreciation and amortization expense increased by $0.1 million, or 1.8%, to $4.6 million as a result of continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense decreased $0.1 million, or 3.0%, due to the adoption of amended guidance issued by the FASB in 2017 that updated how stock compensation activities are recorded, resulting in a tax deduction.  Also, we recognized an additional expense, for tax purposes only, related to the federal QPAD which reduced the effective tax rates.  These decreases are offset by an increase in federal and state income tax expense related to higher pre-tax income for the six months ended June 30, 2017, compared to the six months ended June 30, 2016.

Other Income, Net

Miscellaneous income, net decreased $0.3 million, primarily due to a pledge made to a non-profit entity in Delaware to support the State's economic development efforts.

Interest Charges

Interest expense decreased $0.3 million for the six months ended June 30, 2017 compared to the same period a year ago primarily due to the refinancing of the Series O and Series Q First Mortgage Bonds in January 2017, reducing interest rates from 8.17% and 4.75%, respectively, to 4.24%. Additionally, there was an interest rate change from 6.73% to 4.45% effective March 1, 2016 for the Series S First Mortgage Bond.

Net Income

Our net income applicable to common stock increased $0.5 million for the six months ended June 30, 2017, compared to the same period a year ago.  This increase in net income was due to higher operating income margins in our water utility business, primarily the result of increased water sales revenue and decreased long-term debt interest expense.  In addition, federal and state income tax expense decreased, primarily due to the adoption of amended guidance issued by the FASB in 2017 that updated how stock compensation activities are recorded, resulting in a tax deduction and we recognized an additional expense, for tax purposes only, related to the federal QPAD which reduced the effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the six months ended June 30, 2017 were $15.8 million provided by cash flow from operating activities, $6.0 million in net contributions and advances from developers and $1.1 million in net proceeds from the issuance of common stock, all of which are registered securities. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer. A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers. As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

Investment in Plant and Systems

The primary focus of Artesian Water's investment is to continue to provide high quality reliable service to our growing service territory. We invested approximately $17.1 million in capital expenditures during the first six months of 2017 compared to $12.1 million invested during the same period in 2016. During the first six months of 2017, we invested approximately $3.0 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities. We invested $1.9 million to enhance or improve existing treatment facilities and for the rehabilitation of pumping equipment to better serve our customers. We invested $2.0 million for equipment purchases, computer hardware and software upgrades and transportation and equipment purchases. Developers financed $2.3 million for the installation of water mains and hydrants for the first six months of 2017 compared to $4.2 million for the first six months of 2016. We invested $1.0 million to upgrade and automate our meter reading equipment. We invested approximately $1.8 million in mandatory utility plant expenditures due to governmental highway projects which require the relocation of water service mains in addition to facility improvements and upgrades. An additional $5.1 million was invested in wastewater projects in Delaware, of which $2.3 million was invested in the ongoing construction of an eight mile pipeline and a 90 million gallon storage lagoon for spray irrigation to dispose of treated wastewater from a new industrial customer.

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

Lines of Credit

At June 30, 2017, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources. As of June 30, 2017, there was $36.8 million of available funds under this line of credit. The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%. This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time. The term of this line of credit expires on the earlier of May 25, 2018 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At June 30, 2017, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland. As of June 30, 2017, there was $18.0 million of available funds under this line of credit. The interest rate for borrowings under this line is LIBOR plus 1.50%. CoBank may make an annual patronage refund, which has been equal to 1.00% of the average line of credit and loan volume outstanding by Artesian. The patronage refunds earned by Artesian for  the six months ended June 30, 2017 and June 30, 2016 were $0.6 million and $0.7 million, respectively. The term of this line of credit expires on September 20, 2017. The Company expects to renew this line of credit.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$5,195	$--	$--	$--

Long-Term Debt

Artesian Water's trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66⅔% of total capitalization. Our debt to total capitalization, including the short-term portion thereof, was 43.0% at June 30, 2017. In addition, our revolving line of credit with CoBank contains customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets, change our business or incur additional indebtedness.  In addition, this line of credit requires us to abide by certain financial covenants and ratios. As of June 30, 2017, we were in compliance with these covenants.

We expect to fund our activities for the next 12 months using our available cash balances and bank credit lines, plus projected cash generated from operations.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$30,839	$8,569	$8,325	$110,135	$157,868
State revolving fund loans (principal and interest)	1,002	2,005	1,939	4,539	9,485
Operating leases	76	110	115	1,378	1,679
Unconditional purchase obligations	4,139	7,659	5,752	--	17,550
Tank painting contractual obligation	426	852	--	--	1,278
Total contractual cash obligations	$36,482	$19,195	$16,131	$116,052	$187,860

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

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2016 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2016 and also in the notes to our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first six months of 2017 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2036, and interest rates ranging from 4.24% to 6.58%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt's maturity. In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at June 30, 2017 were approximately $5.2 million. An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line.  We are also exposed to market risk associated with changes in commodity prices. Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers. We have also sought to mitigate future significant electric price increases by signing a multi-year supply contract, at a fixed price.
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

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).**

101
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.*

*   Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: August 4, 2017	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: August 4, 2017	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a–14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a–14(a) under the Securities Exchange Act of 1934, as amended.*

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).**

101
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.*

* Filed herewith
** Furnished herewith