Form 10-Q
period 2017-09-30
ARTESIAN RESOURCES CORP
filed 2017-11-03
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of  November 1, 2017, 8,311,597 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	September 30, 2017	December 31, 2016
Utility plant, at original cost (less accumulated depreciation 2017 - $ 115,004; and 2016 - $109,684)	$447,762	$425,502
Current assets
Cash and cash equivalents	250	226
Accounts receivable (less allowance for doubtful accounts 2017 - $279; 2016 - $263)	7,245	7,796
Income tax receivable	1,246	150
Unbilled operating revenues	1,637	1,403
Materials and supplies	1,445	1,564
Prepaid property taxes	2,468	1,669
Prepaid expenses and other	2,102	1,827
Total current assets	16,393	14,635
Other assets
Non-utility property (less accumulated depreciation - 2017- $671; 2016 - $611)	3,922	3,881
Other deferred assets	3,690	3,584
Total other assets	7,612	7,465
Regulatory assets, net	7,696	3,374
Total Assets	$479,463	$450,976

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$9,193	$9,127
Preferred stock	—	—
Additional paid-in capital	99,029	97,480
Retained earnings	36,362	32,416
Total stockholders' equity	144,584	139,023
Long-term debt, net of current portion	105,860	102,331
	250,444	241,354
Current liabilities
Lines of credit	6,300	7,130
Overdraft payable	1,293	32
Current portion of long-term debt	1,340	1,316
Accounts payable	5,761	5,532
Accrued expenses	3,531	1,309
Accrued interest	1,347	1,000
Customer deposits	951	864
Other	2,709	2,145
Total current liabilities	23,232	19,328

Commitments and contingencies	—	—

Deferred credits and other liabilities
Net advances for construction	8,200	8,169
Postretirement benefit obligation	149	149
Deferred investment tax credits	530	544
Utility plant retirement cost obligation	686	873
Deferred income taxes	74,678	68,453
Total deferred credits and other liabilities	84,243	78,188

Net contributions in aid of construction	121,544	112,106
	$479,463	$450,976
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2017	2016	2017	2016
Operating revenues
Water sales	$20,045	$19,680	$55,228	$53,440
Other utility operating revenue	1,036	976	3,075	2,752
Non-utility operating revenue	1,275	1,172	3,744	3,480
	22,356	21,828	62,047	59,672

Operating expenses
Utility operating expenses	10,070	9,292	28,564	26,603
Non-utility operating expenses	736	698	2,085	1,924
Depreciation and amortization	2,377	2,270	7,024	6,835
State and federal income taxes	2,546	2,498	6,403	6,473
Property and other taxes	1,173	1,125	3,537	3,371
	16,902	15,883	47,613	45,206

Operating income	5,454	5,945	14,434	14,466

Other income, net
Allowance for funds used during construction (AFUDC)	83	87	229	160
Miscellaneous (expense) income	(62)	(26)	230	598

Income before interest charges	5,475	6,006	14,893	15,224

Interest charges	1,533	1,646	4,614	4,996

Net income applicable to common stock	$3,942	$4,360	$10,279	$10,228

Income per common share:
Basic	$0.43	$0.48	$1.12	$1.13
Diluted	$0.42	$0.48	$1.11	$1.12

Weighted average common shares outstanding:
Basic	9,191	9,112	9,164	9,090
Diluted	9,286	9,177	9,262	9,154

Cash dividends per share of common stock	$0.2317	$0.2249	$0.6917	$0.6714

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,279	$10,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,024	6,835
Deferred income taxes, net	6,211	3,464
Stock compensation	375	57
AFUDC, equity portion	(155)	(105)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	551	(1,499)
Income tax receivable	(1,096)	1,386
Unbilled operating revenues	(234)	(85)
Materials and supplies	119	(345)
Prepaid property taxes	(799)	(707)
Prepaid expenses and other	(275)	(150)
Other deferred assets	(132)	(157)
Regulatory assets	275	489
Accounts payable	229	(512)
Accrued expenses	2,222	1,316
Accrued interest	347	132
Customer deposits and other, net	651	1,579
NET CASH PROVIDED BY OPERATING ACTIVITIES	25,592	21,926

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(28,284)	(20,004)
Proceeds from sale of assets	71	60
NET CASH USED IN INVESTING ACTIVITIES	(28,213)	(19,944)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under lines of credit agreements	(830)	(6,479)
Increase in overdraft payable	1,261	350
Net advances and contributions in aid of construction	8,404	9,865
Net proceeds from issuance of common stock	1,240	1,441
Dividends paid	(6,333)	(6,099)
Debt issuance costs	(148)	--
Principal repayments of long-term debt	(949)	(1,025)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,645	(1,947)

NET INCREASE IN CASH AND CASH EQUIVALENTS	24	35

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	226	209

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$250	$244

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions	$2,628	$2,338
Interest paid	$4,267	$4,864
Income taxes paid	$1,278	$281

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

Artesian Wastewater Management, Inc., or Artesian Wastewater, is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company. As of September 30, 2017, Artesian Wastewater owned and operated four wastewater treatment facilities, which are capable of treating approximately 500,000 gallons per day. In August 2016, Artesian Wastewater and Sussex County, a political subdivision of Delaware, entered into an agreement to provide wastewater treatment and disposal services for each other in order to address the periodic need of additional wastewater treatment and disposal capacities and facilities in Sussex County, beyond those under their own ownership and control, to assure the timely, efficient and cost effective transmission and management of wastewater.  There are numerous locations in Sussex County where Artesian Wastewater's and Sussex County's facilities are capable of being connected or integrated to allow for the movement and disposal of wastewater generated by one or the other's system.

On September 27, 2016, Artesian Wastewater entered into a wastewater services agreement with Allen Harim Foods, LLC, or Allen Harim, for Artesian Wastewater to provide treatment and disposal services for sanitary wastewater discharged from Allen Harim's properties located in Sussex County, Delaware upon completion of a pipeline to transfer the sanitary wastewater.  The pipeline was completed in the second quarter of 2017.  The transfer of sanitary wastewater is pending receipt of a construction permit and installation of related on-site improvements by Allen Harim.  On January 27, 2017, Artesian Wastewater entered into a second wastewater agreement with Allen Harim for Artesian Wastewater to provide disposal services for approximately 1.5 million gallons per day, or mgd of treated industrial process wastewater upon completion of an approximately eight-mile pipeline that will transfer the wastewater from Allen Harim's properties to a 90 million gallon storage lagoon at Artesian's Northern Sussex Regional Water Recycling Facility.  Artesian will use the reclaimed wastewater for spray irrigation on agricultural land in the area.  The completion of the industrial process wastewater pipeline and storage lagoon should occur during the second quarter of 2018.

MARYLAND REGULATED SUBSIDIARIES

Artesian Water Maryland, Inc., or Artesian Water Maryland, began operations in August 2007. Artesian Water Maryland distributes and sells water to residential, commercial, industrial and municipal customers in Cecil County, Maryland.  Artesian Water Maryland owns and operates 8 public water systems including one in Port Deposit that has the ability to supply up to 1 mgd of water through an intake in the Susquehanna River

Artesian Wastewater Maryland, Inc., or Artesian Wastewater Maryland, is a regulated wastewater entity in the State of Maryland and was incorporated on June 3, 2008. Artesian Wastewater Maryland is able to provide public wastewater services to customers in the State of Maryland.

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

We currently operate wastewater treatment facilities for the town of Middletown, in southern New Castle County, Delaware, or Middletown, under a 20-year contract that expires in July 2022. The facilities include two wastewater treatment stations with capacities of up to approximately 2.5 mgd and 250,000 gallons per day, respectively. We also operate a wastewater disposal facility in Middletown in order to support the 2.5 mgd wastewater facility. One of the wastewater treatment facilities in Middletown now provides reclaimed wastewater for use in spray irrigation on public and agricultural lands in the area.

Artesian Utility has operated the WSLP Plan and the SSLP Plan since April 2012. In November 2015, a third plan was added, the ISLP Plan. Artesian Resources initiated the WSLP Plan in March 2005. The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The WSLP Plan was expanded in the second quarter of 2008 to include maintenance or repair to customers' sewer lines. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit. Also, in the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources. The ISLP Plan was introduced in November 2015 to enhance available coverage to include water and wastewater lines within customers' residences. As of September 30, 2017, approximately 19,500, or 24.7%, of our eligible water customers signed up for the WSLP Plan, approximately 15,300, or 19.5%, of our eligible customers signed up for the SSLP Plan, and approximately 4,400, or 5.5%, of our eligible customers signed up for the ISLP Plan. Approximately 1,500 non-customer participants signed up for either the WSLP Plan, the SSLP Plan, or the ISLP Plan.

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

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company's balance sheet position as of September 30, 2017, the results of operations for the three and nine month periods ended September 30, 2017 and 2016 and the cash flows for the nine month periods ended September 30, 2017 and 2016.

The results of operations for the interim periods presented are not necessarily indicative of the results for the full year or for future periods.

NOTE 3 – STOCK COMPENSATION PLANS

On December 9, 2015, the Company's stockholders approved the 2015 Equity Compensation Plan, or the 2015 Plan, which replaced the 2005 Equity Compensation Plan that expired on May 24, 2015. The 2015 Plan provides that grants may be in any of the following forms: incentive stock options, nonqualified stock options, stock units, stock awards, dividend equivalents and other stock-based awards. The 2015 Plan is administered and interpreted by the Compensation Committee of the Board of Directors, or the Committee. The Committee has the authority to determine the individuals to whom grants will be made under the 2015 Plan, the type, size and terms of the grants, the time when grants will be made and the duration of any applicable exercise or restriction period (subject to the limitations of the 2015 Plan), and deal with any other matters arising under the 2015 Plan. The Committee presently consists of  three directors, each of whom is a non-employee director of the Company. All of the employees of the Company and its subsidiaries and non-employee directors of the Company are eligible for grants under the 2015 Plan.

For the three and nine months ended September 30, 2017 compensation expense of approximately $48,000 and $375,000, respectively, was recorded for restricted stock awards issued in May 2016 and May 2017, as well as unrestricted stock awards issued in June 2017.  For the three months and nine months ended September 30, 2016, compensation expense of approximately $35,000 and $57,000, respectively, was recorded for restricted stock awards issued in May 2016. Costs were determined based on the fair value at the grant date and those costs were charged to income over the service period associated with the grants.  There was no stock compensation cost capitalized as part of an asset.

On June 28, 2017, 6,568 shares of Class A common stock, or Class A Stock, were issued as fully vested unrestricted stock awards. The fair market value per share was $38.06, the closing price of the Class A Stock as recorded on the Nasdaq Global Market on June 28, 2017.

On May 3, 2017, 5,000 shares of Class A Stock were granted as restricted stock awards.  The fair value per share was $38.10, the closing price of the Class A Stock as recorded on the Nasdaq Global Market on May 3, 2017.  The restricted shares are subject to a one-year vesting period from the date of grant.  Prior to their release date, these restricted stock awards may be subject to forfeiture in the event of the recipient's termination of service.

On May 4, 2016, 5,000 shares of Class A Stock were granted as restricted stock awards.  The fair value per share was $27.70, the closing price of the Class A Stock as recorded on the Nasdaq Global Market on May 4, 2016.  The restricted shares are subject to a one-year vesting period from the date of grant. On May 4, 2017, all of the shares were fully vested and released.

The following summary reflects changes in the shares of Class A Stock underlying options and restricted stock awards for the nine months ended September 30, 2017:

	Options				Restricted Awards
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)	Outstanding Restricted Stock Awards	Weighted Average Grant Date Fair Value
Plan options/restricted stock awards
Outstanding at January 1, 2017	231,755	$19.32		$2,925	5,000	27.70
Granted	–	–		–	11,568	$38.08
Exercised/vested and released	(37,405)	18.09		742	(11,568)	33.58
Expired/cancelled	–	–		–	–	–
Outstanding at September 30, 2017	194,350	$19.55	4.16	$3,546	5,000	$38.10

Exercisable/vested at September 30, 2017	194,350	$19.55	4.16	$3,546	–	–

The total intrinsic value of options exercised during the nine months ended September 30, 2017 was approximately $742,000.

There were no unvested option shares outstanding under the 2015 Plan during the nine months ended September 30, 2017.

As of September 30, 2017, there was no unrecognized expense related to non-vested option shares granted under the 2015 Plan.

As of September 30, 2017, there was $112,000 total unrecognized expense related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.59 years, the remaining vesting period for the restricted stock awards.

The total intrinsic value of awards released during the nine months ended September 30, 2017 was approximately $441,000.

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

The postretirement benefit obligation is the recognition of an offsetting regulatory asset as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees when they render the services necessary to earn the benefits.  Artesian Water contributed $26,000 to its postretirement benefit plan in the first nine months of 2017. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

The deferred income taxes will be amortized over future years as the tax effects of temporary differences that previously flowed through to our customers are reversed.

Debt related costs include debt issuance costs and other debt related expense. The DEPSC has allowed rate recovery on unamortized issuance costs and make-whole premiums associated with the early retirement of Series O and Q First Mortgage bonds as the replacement of that debt in January 2017 with Series T First Mortgage bonds was deemed more favorable for the ratepayers.  These amounts are recovered over the term of the new long-term debt issued.

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Debt related costs	15 to 25 (based on term of related debt)
Depreciation and salary studies	5
Delaware rate proceedings	2.5
Maryland rate proceedings	5
Goodwill (resulting from acquisition of Mountain Hill Water Company in 2008)	50
Deferred acquisition costs (resulting from purchase of water assets in Cecil County, Maryland in 2011 and Port Deposit, Maryland in 2010)	20
Franchise Costs (resulting from purchase of water assets in Cecil County, Maryland in 2011)	80

Regulatory assets, net of amortization, comprise:
	(in thousands)
	September 30, 2017	December 31, 2016

Postretirement benefit obligation	$186	$186
Deferred income taxes	419	431
Debt related costs	6,048	1,648
Expense of rate and regulatory proceedings	82	116
Goodwill	305	310
Deferred acquisition and franchise costs	656	683
	$7,696	$3,374

NOTE 5 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the potentially dilutive effect of employee stock options and awards.

The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2017	2016	2017	2016
	(in thousands)		(in thousands)

Weighted average common shares outstanding during the period for Basic computation	9,191	9,112	9,164	9,090
Dilutive effect of employee stock options and awards	95	65	98	64

Weighted average common shares outstanding during the period for Diluted computation	9,286	9,177	9,262	9,154

For the three months ended September 30, 2017, no shares of restricted stock awards were excluded from the calculations of diluted net income per share. For the nine months ended September 30, 2017,  4,240 shares of restricted stock awards were excluded from the calculations of diluted net income per share.  For the three months ended September 30, 2016, no shares of restricted stock awards were excluded from the calculations of diluted net income per share.  For the nine months ended September 30, 2016, 3,780 shares of restricted stock awards were excluded from the calculations of diluted net income per share. Due to unrecognized compensation costs during the noted periods, the hypothetical repurchase of shares exceeds the number of restricted shares expected to vest during the period, creating an anti-dilutive effect. For the three and nine months ended September 30, 2017 and September 30, 2016, no shares of stock options were excluded from the calculations of diluted net income per share.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B common stock, or Class B Stock.  As of September 30, 2017, 8,311,700 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding compared to 8,232,645 shares of Class A Stock and 881,452 shares of Class B Stock issued and outstanding as of September 30, 2016. The par value for both classes is $1.00 per share. For the three months ended September 30, 2017 and September 30, 2016, the Company issued 5,027 and 7,352 shares of Class A Stock, respectively. For the nine months ended September 30, 2017 and September 30, 2016, the Company issued 65,067 and 56,432 shares of Class A Stock, respectively.

Equity per common share was $15.78 and $15.28 at September 30, 2017 and December 31, 2016, respectively. These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on September 30, 2017 and December 31, 2016, respectively.

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

The following table summarizes Artesian Water's applications with the DEPSC to collect DSIC rates and the eligible plant improvements the rates are based on:

Application Date	11/24/2015	05/31/2016	11/29/2016
DEPSC Approval Date	01/01/2016	07/01/2016	01/01/2017
Effective Date	12/15/2015	06/28/2016	12/20/2016
Cumulative DSIC Rate	1.57%	2.30%	4.71%
Eligible Plant Improvements – Cumulative Dollars (in millions)	$7.0	$10.3	$16.6
Eligible Plant Improvements – Installed Beginning Date	10/01/2014	10/01/2014	10/01/2014
Eligible Plant Improvements – Installed Ending Date	10/31/2015	04/30/2016	10/31/2016

All DEPSC approvals noted in the table above are subject to audit at a later date and all DSIC rates are reset to zero upon the approval of the next base rates. For the three and nine months ended September 30, 2017 we earned approximately $858,000 and $2.4 million in DSIC revenue, respectively. For the three and nine months ended September 30, 2016, we earned approximately $432,000 and $938,000 in DSIC revenue, respectively.

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

The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different from the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known. The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense.

In December 2015, the Internal Revenue Service notified the Company that its Federal tax filing for 2014 would be reviewed along with the effects of the net operating loss generated in 2014 and carryback to the 2012 and 2013 tax years.  This review, which began in the first quarter of 2016 and was completed in the second quarter of 2016, resulted in no change to the tax liability.  Because the Company had previously recorded a provision for the possible disallowance of a portion of the repair deduction in prior periods, the completion of the audit resulted in the reversal of the reserves in the amount of approximately $201,000.  While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the tax authorities.  Therefore, as required by FASB ASC 740, the Company has accrued approximately $2,000 and $6,000 in penalties and interest for the three and nine months ended September 30, 2017, respectively, for any disallowance pertaining to the 2015 and 2016 tax filings. The Company remains subject to examination by federal authorities for the tax years 2015 through 2016 and state authorities for the tax years 2014 through 2016.

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

Long-term Financial Liabilities

All of Artesian Resources' outstanding long-term debt as of September 30, 2017 and December 31, 2016 was fixed-rate. The fair value of the Company's long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825. Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements. The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates. The carrying amount and fair value of Artesian Resources' long-term debt are shown below:

In thousands
	September 30, 2017	December 31, 2016
Carrying amount	$107,200	$103,647
Estimated fair value	$111,965	$111,864

The fair value of Advances for Construction cannot be reasonably estimated due to the inability to estimate accurately the timing and amounts of future refunds expected to be paid over the life of the contracts. Refund payments are based on the water sales to new customers in the particular development constructed. The fair value of Advances for Construction would be less than the carrying amount because these financial instruments are non-interest bearing.

NOTE 9 – RELATED PARTY TRANSACTIONS

In September 2017, February 2017 and July 2016, Artesian Water entered into agreements in the normal course of business with W.F. Construction, Inc. for work associated with building modifications to water treatment plants.  The amounts of these agreements were approximately $36,000, $100,000 and $131,000, respectively. The owner of W.F. Construction, Inc. is the husband of Mrs. Jennifer Finch, Vice President and Assistant Treasurer of Artesian Resources. No amounts were paid to W.F. Construction, Inc. for the three months ended September 30, 2017.  Approximately $87,000 was paid to W.F. Construction, Inc. during the nine months ended September 30, 2017. No amounts were paid to W.F. Construction, Inc. for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, the Company had no liability to W.F. Construction, Inc.

As set forth in the Charter of the Audit Committee of the Board of Directors of Artesian Resources, the Audit Committee is responsible for reviewing and, if appropriate, approving all related party transactions between us and any officer, director, any person known to be the beneficial owner of more than 5% of any class of the Company's voting securities or any other related person that would potentially require disclosure. In its review and approval of the 2017 and 2016 related party transactions with W.F. Construction, Inc., the Audit Committee considered the nature of the related person's interest in the transaction; the satisfactory performance of work contracted with the related party prior to our employment of Mrs. Finch; and the material terms of the transaction, including, without limitation, the amount and type of transaction, the importance of the transaction to the related person, the importance of the transaction to the Company and whether the transaction would impair the judgment of a director or officer to act in the best interest of the Company. The Audit Committee approves only those related person transactions that are in, or are consistent with, the best interests of the Company and its stockholders.

NOTE 10 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued amended guidance for reporting revenue from contracts with customers.  This guidance affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new standard also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows arising from contracts with customers. For a public entity, the amendments in this guidance are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has identified its sources of revenue streams that fall within the scope of ASC Topic 606.  The Company has also applied the five-step model to all qualifying revenue streams to determine when to recognize revenue.  The Company is still in the process of completing all required documentation, however, the Company does not expect a material change to revenue currently being recognized compared to revenue that will be recognized under this amended guidance. The Company plans to adopt this new standard during the first quarter of 2018 using the modified retrospective method.

In February 2016, the FASB issued new guidance on Leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Management is currently evaluating the impact of our pending adoption of the new standard, which includes compiling a list of all contracts that meet the definitions of a lease under the new standard and determining the proper classification and accounting treatment of such contracts in order to determine the ultimate impact the new standard will have on our consolidated financial statements.

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

In February 2017, the FASB issued new guidance on Other Income – Gains and Losses from derecognition of Nonfinancial Assets to clarify the scope and application of the sale or transfer of nonfinancial assets to noncustomers, including partial sales and also define what constitutes an "in substance nonfinancial asset" which can include financial assets. The new guidance eliminates several accounting differences between transactions involving assets and transactions involving businesses. Further, the guidance aligns the accounting for derecognition of a nonfinancial asset with that of a business. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Management does not expect a material impact on the Company's financial statements due to the adoption of this guidance.

NOTE 11 - SUBSEQUENT EVENT

The Company's First Mortgage Bond, Series P, or the Series P Bond, principal amount $25 million with interest rate of  6.58% is due to expire on January 31, 2018.  It is the Company's intent to refinance the Series P Bond prior to expiration.  On October 10, 2017, Artesian Water and CoBank, ACB, or CoBank entered into a letter agreement, or the Letter Agreement, confirming the forward setting of a fixed interest rate related to the refinance of the Series P Bond.  The fixed amount in the Letter Agreement is $25 million.  The fixed annual interest rate, to be available to the Company until January 31, 2018, through January 31, 2038, is set at an annual interest rate of 4.71%.  Interest will be payable on the 30th of each April, July, October and January, with the final payment due on January 31, 2038.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q which express our "belief," "anticipation" or "expectation," as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, our expectation of the timing of decisions by regulatory authorities, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, our ability to adjust our debt level, interest rate, maturity schedule and structure, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, anticipated growth in our non-regulated division, the impact of recent acquisitions on our ability to expand and foster relationships, anticipated investments in certain of our facilities and systems and the sources of funding for such investments, the sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A -Risk Factors, in our Annual Report on Form10-K for the year ended December 31, 2016, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, failure to receive regulatory approval, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as a representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2017

Overview

Our profitability is primarily attributable to the sale of water. Gross water sales comprise 89.0% of total operating revenues for the nine months ended September 30, 2017. Our profitability is also attributed to the various contract operations, water and sewer Service Line Protection Plans and other services we provide. Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature. In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected. We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

While water sales are our primary source of revenues, we continue to seek growth opportunities to provide wastewater services in Delaware and the surrounding areas. We also continue to explore and develop relationships with developers and municipalities in order to increase revenues from contract water and wastewater operations, wastewater management services, design, construction and engineering services. We plan to continue developing and expanding our contract operations and other services in a manner that complements our growth in water service to new customers. Our anticipated growth in these areas is subject to changes in residential and commercial construction, which may be affected by interest rates, inflation and general housing and economic market conditions. We anticipate continued growth in our non-regulated division due to our water, sewer, and internal Service Line Protection Plans.

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers. Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue. As of September 30, 2017, we had approximately 83,800 metered water customers in Delaware, an increase of approximately 1,400 compared to September 30, 2016. The number of metered water customers in Maryland totaled 2,300 as of September 30, 2017, an increase of approximately 30 compared to September 30, 2016. The number of metered water customers in Pennsylvania remained consistent compared to September 30, 2016. For the nine months ended September 30, 2017, approximately 5.8 billion gallons of water were distributed in our Delaware systems and approximately 98.6 million gallons of water were distributed in our Maryland systems.

Wastewater Division

Artesian Wastewater owns wastewater infrastructure and began providing wastewater services in Delaware in July 2005. Artesian Wastewater Maryland, which was incorporated on June 3, 2008, is able to provide regulated wastewater services in Maryland. Our residential and commercial wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  The number of Delaware wastewater customers totaled approximately 1,700 as of September 30, 2017, an increase of approximately 170, or 10.9%, compared to September 30, 2016.  In addition, Artesian Wastewater entered into a wastewater services agreement with Allen Harim Foods, LLC, or Allen Harim, a large industrial customer, under which service is expected to begin in 2018. The wastewater services agreement with Allen Harim is discussed further in the "Strategic Direction" section below.

Non-Regulated Division

Artesian Utility provides contract water and wastewater operation services to private, municipal and governmental institutions. Artesian Utility currently operates wastewater treatment facilities for the town of Middletown, Delaware under a 20-year contract that expires in July 2022. The facilities include two wastewater treatment stations with capacities of up to approximately 2.5 million gallons per day and 250,000 gallons per day, respectively. We also operate a wastewater disposal facility in Middletown in order to support the 2.5 million gallons per day wastewater facility.

Artesian Utility has operated the WSLP Plan and the SSLP Plan since 2012. Artesian Resources initiated the WSLP Plan in March 2005. In November 2015, a third plan was added, the ISLP Plan.  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The SSLP Plan was initiated in the second quarter of 2008. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit. In the second quarter of 2010, the WSLP Plan and SSLP Plan were extended to include non-utility customers of Artesian Resources. The ISLP Plan was introduced in November 2015 to  enhance available coverage to include water and wastewater lines within the residence. As of September 30, 2017, approximately 19,500, or 24.7%, of our eligible water customers signed up for the WSLP Plan, approximately 15,300, or 19.5%, of our eligible customers signed up for the SSLP Plan, and approximately 4,400, or 5.5%, of our eligible customers signed up for the ISLP Plan. Approximately 1,500 non-customer participants signed up for either the WSLP Plan, the SSLP Plan, or the ISLP Plan.

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

On February 23, 2017, Artesian Water entered into an agreement with Fort DuPont Redevelopment and Preservation Corporation, or FDRPC, for the purchase of existing water assets and for the provision of potable water and fire suppression services.  The Fort DuPont National Historic District, or Fort DuPont, consists of 325-acres and lies between the Delaware River on the east, the Chesapeake and Delaware Canal on the south and the Delaware City Branch Canal.  The final purchase price for the water assets consisting of a water treatment plant, storage tank, wells, mains, and other equipment used to provide potable water and fire suppression services to portions of Fort DuPont and the surrounding properties was $852,000.  Closing occurred in June 2017.  In connection with the planned future development of Fort DuPont, the parties intend to design, build and operate a state of the art, cost effective, safe and reliable water system that will include both new water assets as well as improvements and upgrades to the existing water assets.  The water system can be expanded to meet the needs of the planned 600 residential units as well as new commercial customers, in addition to water service currently provided to the Governor Bacon Health Center and National Guard facilities.

We believe that Delaware's generally lower cost of living in the region, availability of development sites in relatively close proximity to the Atlantic Ocean in Sussex County, and attractive financing rates for construction and mortgages have resulted, and will continue to result, in increases to our customer base. Delaware's lower property and income tax rate make it an attractive region for new home development and retirement communities. Substantial portions of Delaware currently are not served by a public water system, which could also assist in an increase to our customer base as systems are added.

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

On September 27, 2016, Artesian Wastewater entered into a wastewater services agreement with Allen Harim for Artesian Wastewater to provide treatment and disposal services for sanitary wastewater discharged from Allen Harim's properties located in Sussex County, Delaware upon completion of a pipeline to transfer the sanitary wastewater.  The pipeline was completed in the second quarter of 2017.  The transfer of sanitary wastewater is pending receipt of a construction permit and installation of related on-site improvements by Allen Harim. On January 27, 2017, Artesian Wastewater entered into a second wastewater agreement with Allen Harim for Artesian Wastewater to provide disposal services for approximately 1.5 million gallons per day of treated industrial process wastewater upon completion of an approximately eight-mile pipeline that will transfer the wastewater from Allen Harim's properties to a 90 million gallon storage lagoon at Artesian's Northern Sussex Regional Water Recycling Facility.  Artesian will use the reclaimed wastewater for spray irrigation on agricultural land in the area.  The completion of the industrial process wastewater pipeline and storage lagoon should occur during the second quarter of 2018.

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

All DEPSC approvals noted in the table above are subject to audit at a later date. For the three and nine months ended September 30, 2017 we earned approximately $858,000 and $2.4 million in DSIC revenue, respectively. For the three and nine months ended September 30, 2016, we earned approximately $432,000 and $938,000 in DSIC revenue, respectively.

Results of Operations – Analysis of the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016.

Operating Revenues

Revenues totaled $22.4 million for the three months ended September 30, 2017, $0.5 million, or 2.4%, more than revenues for the three months ended September 30, 2016. Water sales revenue increased $0.4 million, or 1.9%, for the three months ended September 30, 2017 from the corresponding period in 2016, primarily due to an increase in DSIC and an increase in customer charges from customer growth.  This increase is partially offset by a decrease in overall water consumption. We realized 89.7% of our total operating revenue for the three months ended September 30, 2017 from the sale of water as compared to 90.2% for the three months ended September 30, 2016.

Other utility operating revenue increased approximately $0.1 million, or 6.1%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase is primarily due to an increase in wastewater revenue from customer growth as well as an increase in water service charges.

Non-utility operating revenue increased approximately $0.1 million, or 8.8%, for the three months ended September 30, 2017 compared to the same period in 2016. The increase is primarily due to an increase in Service Line Protection Plan revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.9 million, or 7.8%, for the three months ended September 30, 2017, compared to the same period in 2016.

Utility operating expenses increased $0.8 million, or 8.4%, for the three months ended September 30, 2017 over the same period in 2016. The increase is primarily related to the following:

·	Payroll and employee benefit costs increased $0.5 million due to an increase in overall compensation.

·
Repair and maintenance expense increased $0.5 million, primarily due to the timing of expenses related to the maintenance of water treatment equipment, specifically carbon filter replacements, and the maintenance of storage tanks.

·
Other expenses decreased $0.2 million, primarily due to a decrease in amortization of Delaware rate proceedings related to the 2014 rate case that was fully amortized at the end of 2016 and a decrease in legal costs associated with litigation before the DEPSC pertaining to a developer dispute over contributions in aid of construction.

Depreciation and amortization expense increased by $0.1 million, or 4.7%, to $2.4 million as a result of continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense increased approximately $50,000 during the third quarter of 2017 due to the first time recognition of a federal tax deduction, the Domestic Production Activities Deduction, or DPAD, in the third quarter of 2016.  This adjustment included the tax effect of the 2015 DPAD from the 2015 federal tax filing, as well as the tax effect from the estimated DPAD for the first nine months of 2016 resulting in an effective tax rate of 36.4% for the third quarter of 2016 compared to an effective tax rate of 39.2% for the third quarter of 2017.
The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 53.6% for the three months ended September 30, 2017, compared to 50.9% for the three months ended September 30, 2016.

Interest Charges

Interest expense decreased $0.1 million, or 6.9%, for the three months ended September 30, 2017 compared to the same period a year ago primarily due to the refinancing of the Series O and Series Q First Mortgage Bonds in January 2017, reducing interest rates from 8.17% and 4.75%, respectively, to 4.24%.

Net Income

Our net income applicable to common stock decreased $0.4 million for the three months ended September 30, 2017, compared to the same period a year ago.  This decrease in net income was due to lower operating income, primarily the result of increased utility operating expenses related to payroll and benefit costs and repair and maintenance costs as well as an increase in depreciation and amortization.

Results of Operations – Analysis of the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016.

Operating Revenues

Revenues totaled $62.0 million for the nine months ended September 30, 2017, $2.4 million, or 4.0%, above revenues for the nine months ended September 30, 2016. Water sales revenues increased $1.8 million, or 3.3%, for the nine months ended September 30, 2017 from the corresponding period in 2016.  The increase in water sales is primarily due to an increase in DSIC, customer charges from customer growth and a slight increase in overall water consumption.  We realized 89.0% of our total operating revenue for the nine months ended September 30, 2017 from the sale of water as compared to 89.6% for the nine months ended September 30, 2016.

Other utility operating revenue increased approximately $0.3 million, or 11.7%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase is primarily due to an increase in wastewater revenue from customer growth and an increase in water service charges.

Non-utility operating revenue increased approximately $0.3 million, or 7.6%, for the nine months ended September 30, 2017 compared to the same period in 2016. The increase is primarily due to an increase in Service Line Protection Plan revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $2.3 million, or 7.2%, for the nine months ended September 30, 2017, compared to the same period in 2016.

Utility operating expenses increased $2.0 million, or 7.4%, for the nine months ended September 30, 2017 over the same period in 2016. The net increase is primarily related to the following:

·	Payroll, employee benefit costs and related expenses increased $1.1 million due to an increase in compensation, including equity compensation awards.

·
Repair and maintenance expense increased $0.8 million, primarily due to the timing of expenses related to the maintenance of water treatment equipment, specifically carbon filter replacements, and the maintenance of storage tanks.

·
Purchased water expense increased $0.4 million, primarily due to increased water purchased during relocation of a major transmission main in our northern New Castle County, Delaware water system due to state highway construction.

·	Water treatment expense increased $0.1 million, primarily due to the timing of chemical purchases and an increase in sludge removal.

·
Other expenses decreased $0.4 million, primarily due to a decrease in amortization of Delaware rate proceedings related to the 2014 rate case that was fully amortized at the end of 2016 and a decrease in legal costs associated with litigation before the DEPSC pertaining to a developer dispute over contributions in aid of construction.

Non-utility operating expenses increased $0.2 million, or 8.4%, for the nine months ended September 30, 2017 over the same period in 2016 primarily due to an increase in costs related to Service Line Protection Plans.

Depreciation and amortization expense increased by $0.2 million, or 2.8%, to $7.0 million as a result of continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense decreased $0.1 million, or 1.1%, primarily due to the adoption of amended guidance issued by the FASB in 2017 that updated how stock compensation activities are recorded, resulting in excess tax benefits now being recorded immediately as tax expense, compared to recording within equity previously.  Also, we recognized an additional expense, for tax purposes only, related to the federal DPAD which reduced the effective tax rates.

Property and other taxes increased $0.2 million, or 4.9%, primarily due to an increase in utility plant subject to taxation.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.  In addition, payroll taxes increased, primarily related to increased payroll related expenses.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 55.1% for the nine months ended September 30, 2017, compared to 53.5% for the nine months ended September 30, 2016.

Other Income, Net

Other income, net decreased $0.3 million, primarily due to a pledge made to a non-profit entity in Delaware to support the State's economic development efforts.

Interest Charges

Interest expense decreased $0.4 million for the nine months ended September 30, 2017 compared to the same period a year ago primarily due to the refinancing of the Series O and Series Q First Mortgage Bonds in January 2017, reducing interest rates from 8.17% and 4.75%, respectively, to 4.24%. Additionally, there was an interest rate change from 6.73% to 4.45% effective March 1, 2016 for the Series S First Mortgage Bond.

Net Income

Our net income applicable to common stock remained consistent for the nine months ended September 30, 2017, compared to the same period a year ago.  Operating revenues increased $2.3 million, while operating expenses increased $2.4 million.  In addition, miscellaneous income, net decreased $0.3 million and interest expense decreased $0.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the nine months ended September 30, 2017 were $25.6 million provided by cash flow from operating activities, $8.4 million in net contributions and advances from developers and $1.2 million in net proceeds from the issuance of common stock, all of which are registered securities. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer. A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers. As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

Investment in Plant and Systems

The primary focus of Artesian Water's investment is to continue to provide high quality reliable service to our growing service territory. We invested approximately $28.3 million in capital expenditures during the first nine months of 2017 compared to $20.0 million invested during the same period in 2016. During the first nine months of 2017, we invested approximately $7.6 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities. We invested $3.0 million to enhance or improve existing treatment facilities and for the rehabilitation of pumping equipment to better serve our customers. We invested $4.1 million for equipment purchases, computer hardware and software upgrades and transportation and equipment purchases. Developers financed $3.9 million for the installation of water mains and hydrants for the first nine months of 2017 compared to $6.1 million for the first nine months of 2016. We invested $1.6 million to upgrade and automate our meter reading equipment. We invested approximately $1.9 million in mandatory utility plant expenditures due to governmental highway projects, which require the relocation of water service mains in addition to facility improvements and upgrades. An additional $6.2 million was invested in wastewater projects in Delaware, of which $2.6 million was invested in the ongoing construction of an eight mile pipeline and a 90 million gallon storage lagoon for spray irrigation to dispose of treated wastewater from a new industrial customer.

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

Lines of Credit

At September 30, 2017, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources. As of September 30, 2017, there was $34.7 million of available funds under this line of credit. The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%. This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time. The term of this line of credit expires on the earlier of May 25, 2018 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At September 30, 2017, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland. As of September 30, 2017, there was $19.0 million of available funds under this line of credit. The interest rate for borrowings under this line is LIBOR plus 1.50%. CoBank may make an annual patronage refund, which has been equal to 1.00% of the average line of credit and loan volume outstanding by Artesian. The patronage refunds earned by Artesian for the nine months ended September 30, 2017 and September 30, 2016 were $0.6 million and $0.7 million, respectively. The term of this line of credit expires on July 20, 2018. The Company expects to renew this line of credit.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$6,300	$--	$--	$--

Long-Term Debt

Artesian Water's trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66⅔% of total capitalization. Our debt to total capitalization, including the short-term portion thereof, was 48.2% at September 30, 2017. In addition, our revolving line of credit with CoBank contains customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets, change our business or incur additional indebtedness.  In addition, this line of credit requires us to abide by certain financial covenants and ratios. As of September 30, 2017, we were in compliance with these covenants.

We expect to fund our activities for the next 12 months using our available cash balances and bank credit lines, plus projected cash generated from operations.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$30,839	$8,569	$8,325	$110,135	$157,868
State revolving fund loans (principal and interest)	1,002	2,005	1,677	4,379	9,063
Operating leases	76	111	115	1,380	1,682
Unconditional purchase obligations	4,139	7,659	4,463	--	16,261
Tank painting contractual obligation	426	852	--	--	1,278
Total contractual cash obligations	$36,482	$19,196	$14,580	$115,894	$186,152

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

On January 18, 2017, Artesian Water and CoBank entered into a Bond Purchase Agreement relating to the issue and sale by the Company to CoBank of a $40 million principal amount First Mortgage Bond, Series T, or the Series T Bond, due December 20, 2036, or the Maturity Date.  The Series T Bond was issued pursuant to the Company's Indenture of Mortgage dated as of July 1, 1961, as amended and supplemented by supplemental indentures, including the Twenty-Second Supplemental Indenture, or the Supplemental Indenture, dated as of January 18, 2017 from the Company to Wilmington Trust Company, as Trustee.  The Indenture is a first mortgage lien against substantially all of the Company's utility plant.  The proceeds from the sale of the Series T Bond were used to prepay indebtedness of the Company under two existing First Mortgage Bonds: Series O, principal amount $20 million with interest rate of 8.17% and related prepayment costs of $4.5 million; and Series Q, principal amount $15.4 million with interest rate of 4.75%.  The DEPSC approved the issuance of the Series T Bond on December 20, 2016.  The DEPSC also approved deferral of the prepayment costs associated with the First Mortgage Bond, Series O and the previously deferred debt related costs associated with the First Mortgage Bonds, Series O and Series Q.

The Series T Bond carries an annual interest rate of 4.24% through and including the Maturity Date. Interest is payable on June 30th and December 31st of each year, beginning June 30, 2017, until the Company's obligation with respect to the payment of principal, premium (if any) and interest shall be discharged.  Overdue payments shall bear interest as provided in the Supplemental Indenture. The terms of the Series T Bond also include certain limitations on the Company's indebtedness.

The Company's First Mortgage Bond, Series P, or the Series P Bond, principal amount $25 million with interest rate of  6.58% is due to expire on January 31, 2018.  It is the Company's intent to refinance the Series P Bond prior to expiration.  On October 10, 2017, Artesian Water and CoBank entered into a letter agreement, or the Letter Agreement, confirming the forward setting of a fixed interest rate related to the refinance of the Series P Bond.  The fixed amount in the Letter Agreement is $25 million.  The fixed annual interest rate, to be available to the Company until January 31, 2018, through January 31, 2038, is set at an annual interest rate of 4.71%.  Interest will be payable on the 30th of each April, July, October and January, with the final payment due on January 31, 2038.

In order to control purchased power costs, in October 2015 Artesian Water entered into an electric supply contract for a term from May 2016 through May 2019 at a fixed rate 11.0% lower than its contract set to expire in May 2016 and a rate  less than that charged by the local electric supplier. The previous contract term was in effect from May 2013 through May 2016.

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

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2016 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2016 and also in the notes to our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first nine months of 2017 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2036, and interest rates ranging from 4.24% to 6.58%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt's maturity. In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at September 30, 2017 were approximately $6.3 million. An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line.  We are also exposed to market risk associated with changes in commodity prices. Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers. We have also sought to mitigate future significant electric price increases by signing a multi-year supply contract, at a fixed price.

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
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.*

*   Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: November 3, 2017	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: November 3, 2017	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial and Accounting Officer)