Form 10-K
period 2017-12-31
ARTESIAN RESOURCES CORP
filed 2018-03-15
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

The aggregate market value of the Class A Non-Voting Common Stock and Class B Common Stock held by non-affiliates of the registrant at June 30, 2017 was $301,328,000 and $10,142,000, respectively.  The aggregate market value of Class A Non-Voting Common Stock was computed by reference to the closing price of such class as reported on the Nasdaq Global Market on June 30, 2017, which trade date was June 30, 2017.  The aggregate market value of Class B Common Stock was computed by reference to the last reported trade of such class as reported on the OTC Bulletin Board as of June 30, 2017, which trade date was June 9, 2017.

As of March 12, 2018, 8,341,196 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

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

PART I

ITEM 1. BUSINESS

General Information

Artesian Resources Corporation or Artesian Resources, is a Delaware corporation incorporated in 1927, that operates as the holding company of nine wholly-owned subsidiaries offering water, wastewater and other services on the Delmarva Peninsula.  The Company's principal executive offices are located at 664 Churchmans Road, Newark, Delaware 19702.  Our principal subsidiary, Artesian Water Company, Inc., is the oldest and largest investor-owned public water utility on the Delmarva Peninsula, and has been providing superior water service since 1905. We distribute and sell water, including water for public and private fire protection, to residential, commercial, industrial, municipal and utility customers in the states of Delaware, Maryland and Pennsylvania. We provide wastewater services to customers in Delaware. In addition, we provide contract water and wastewater operations, and water, sewer and internal Service Line Protection Plans. Our Class A Non-Voting Common Stock is listed on the NASDAQ Global Select Market and trades under the symbol "ARTNA."  Our Class B Common Stock trades on the NASDAQ's OTC Bulletin Board under the symbol "ARTNB."

Artesian Resources operates as the parent holding company of five regulated public utilities: Artesian Water Company, Inc., or Artesian Water, Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, Artesian Water Maryland, Inc., or Artesian Water Maryland, Artesian Wastewater Management, Inc., or Artesian Wastewater, Artesian Wastewater Maryland, Inc., or Artesian Wastewater Maryland, and four non-regulated subsidiaries: Artesian Utility Development, Inc., or Artesian Utility, Artesian Development Corporation, or Artesian Development, Artesian Storm Water Services, Inc., or Artesian Storm Water, and Artesian Consulting Engineers, Inc., or Artesian Consulting Engineers.  The terms "we," "our" and the "Company" as used herein refer to Artesian Resources and its subsidiaries.  The business activity conducted by each of our subsidiaries is discussed below under separate headings.

Our Market

Our current market area is the Delmarva Peninsula.  Our largest service area is in the State of Delaware, which had an estimated population of approximately 962,000 at July 1, 2017. According to the US Census Bureau, Delaware's population increased an estimated 7.1% from 2010 to 2017, as compared to the nationwide growth rate of approximately 5.5%. Substantial portions of Delaware, particularly outside of northern New Castle County, are not served by a public water or wastewater system and represent potential opportunities for Artesian Water and Artesian Wastewater to obtain new exclusive franchised service areas.  We continue to focus resources on developing and serving existing service territories and obtaining new territories throughout Delaware.

We have interconnection agreements for the sale of water with the towns of Elkton and Chesapeake City, Maryland.  The Town of Elkton is required to take a minimum of 250,000 gallons per day of water through the interconnection and may take a maximum of 1.5 million gallons per day, or mgd. Our interconnection with Chesapeake City is currently the town's sole source of water with an average daily take of 73,000 gallons.

We hold Certificates of Public Convenience and Necessity, or CPCNs, for approximately 284 square miles of exclusive water service territory, most of which is in Delaware and some in Maryland and Pennsylvania.  We hold CPCN's for approximately 26 square miles of wastewater service territory located in Sussex County, Delaware.  Our largest connected regional water system, consisting of approximately 141 square miles and 73,000 metered customers, is located in northern New Castle County and portions of southern New Castle County, Delaware.  A significant portion of our exclusive service territory is in Sussex County, Delaware and remains undeveloped, and if and when development occurs and there is population growth in these areas, we will increase our customer base by providing water and/or wastewater service to the newly developed areas and new customers.

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

Artesian Water Maryland

Artesian Water Maryland began operations in August 2007.  Artesian Water Maryland distributes and sells water to residential, commercial, industrial and municipal customers in Cecil County, Maryland. Artesian Water Maryland owns and operates 8 public water systems including one in Port Deposit that has the ability to supply up to 1 mgd of water through an intake in the Susquehanna River.

Artesian Water Pennsylvania

Artesian Water Pennsylvania began operations upon receiving recognition as a regulated public water utility by the Pennsylvania Public Utility Commission, or PAPUC, in 2002.  It provides water service to a residential community in Chester County.

Artesian Wastewater

Artesian Wastewater is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company.  As of December 31, 2017, Artesian Wastewater owned and operated four wastewater treatment facilities, which are permitted to treat approximately 500,000 gallons per day. In August 2016, Artesian Wastewater and Sussex County, a political subdivision of Delaware, entered into an agreement to provide reciprocal services to address the periodic need of each for additional wastewater treatment and disposal capacity in certain service areas within Sussex County.  There are numerous locations in Sussex County where Artesian Wastewater's and Sussex County's facilities are capable of being connected or integrated to allow for the movement and disposal of wastewater generated by one or the other's system in a manner that most efficiently and cost effectively manages wastewater transmission, treatment and disposal.

On September 27, 2016, Artesian Wastewater entered into a wastewater services agreement with Allen Harim Foods, LLC, or Allen Harim, for Artesian Wastewater to provide treatment and disposal services for sanitary wastewater discharged from Allen Harim's properties located in Sussex County, Delaware upon completion of a pipeline to transfer the sanitary wastewater.  The pipeline was completed in the second quarter of 2017. The transfer of sanitary wastewater is pending receipt of a construction permit and installation of related on-site improvements by Allen Harim at its facility. On January 27, 2017, Artesian Wastewater entered into a second wastewater agreement with Allen Harim for Artesian Wastewater to provide disposal services for approximately 1.5 mgd of treated industrial process wastewater upon completion of an approximately eight mile pipeline that will transfer the wastewater from Allen Harim's properties to a 90 million gallon storage lagoon at Artesian's Northern Sussex Regional Water Recycling Facility.  We will use the reclaimed wastewater for spray irrigation on agricultural land in the area.  The completion of the industrial process wastewater pipeline and storage lagoon should occur during the third quarter of 2018.

Artesian Wastewater Maryland

Artesian Wastewater Maryland is a regulated wastewater entity in the State of Maryland and was incorporated on June 3, 2008. Artesian Wastewater Maryland is able to provide public wastewater services to customers in the State of Maryland.  It is currently not providing wastewater services in Maryland.

Artesian Utility

Artesian Utility was formed in 1996. It designs and builds water and wastewater infrastructure and provides contract water and wastewater services on the Delmarva Peninsula. Artesian Utility also evaluates land parcels, provides recommendations to developers on the size of water or wastewater facilities and the type of technology that should be used for treatment at such facilities, and operates water and wastewater facilities in Delaware for municipal and governmental organizations. Artesian Utility also contracts with developers for design and construction of wastewater facilities within the Delmarva Peninsula, using a number of different technologies for treatment of wastewater at each facility. In addition, as further discussed below, Artesian Utility operates the Water Service Line Protection Plan, or WSLP Plan, the Sewer Service Line Protection Plan, or SSLP Plan and the Internal Service Line Protection Plan, or ISLP Plan.

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

The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit. The ISLP Plan enhances available coverage to include water and wastewater lines within customers' residences.  As of December 31, 2017, approximately 19,500, or 24.6%, of our eligible water customers enrolled in the WSLP Plan, approximately 15,400, or 19.5%, of our eligible customers enrolled in the SSLP Plan, and approximately 4,700 or 5.9%, of our eligible customers enrolled in the ISLP Plan.  Approximately 1,600 non-utility customers enrolled in one of our three protection plans.

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

Artesian Storm Water

Artesian Storm Water, incorporated on January 17, 2017, was formed to provide design, installation, maintenance and repair services related to existing or proposed storm water management systems in Delaware and the surrounding areas.  The ability to offer storm water services complements the primary water and wastewater services that we provide.

Artesian Consulting Engineers

Artesian Consulting Engineers no longer offers development and architectural services to outside third parties.  We will continue to provide design and engineering contract services through Artesian Utility.

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
On January 16, 2018, the DEPSC approved the opening of Docket No. 17-1240 requiring Delaware utilities to determine the impact that the Tax Cuts and Jobs Act of 2017, or TCJA, had on its customers and potential rate relief due to customers.  Delaware utilities are required to report their findings back to the DEPSC by March 31, 2018.  The Company expects any reduction in corporate income tax expense resulting from the TCJA will be passed through to customers in the form of reduced tariff rates or approved DSIC rate.

Other Regulatory Matters

Delaware law permits water utilities to put into effect, on a semi-annual basis, increases related to specific types of distribution system improvements through a DSIC. This charge may be implemented by water utilities between general rate increase applications that normally recognize changes in a water utility's overall financial position. The DSIC approval process is less costly when compared to the approval process for general rate increase requests. The DSIC rate applied between base rate filings is capped at 7.5% of the amount billed to customers under otherwise applicable rates and charges, and the DSIC rate increase applied cannot exceed 5.0% within any 12-month period. The following table summarizes (1) Artesian Water's applications with the DEPSC to collect DSIC rates and (2) the rates upon which the eligible plant improvements are based:

Application Date	11/26/2014	05/28/2015	11/24/2015	05/31/2016	11/29/2016
DEPSC Approval Date	12/16/2014	06/16/2015	12/15/2015	06/28/2016	12/20/2016
Effective Date	01/01/2015	07/01/2015	01/01/2016	07/01/2016	01/01/2017
Cumulative DSIC Rate	0.34%	1.15%	1.57%	2.30%	4.71%
Net Eligible Plant Improvements – Cumulative Dollars (in millions)	$1.3	$4.6	$7.0	$10.3	$16.6
Eligible Plant Improvements – Installed Beginning Date	10/01/2014	10/01/2014	10/01/2014	10/01/2014	10/01/2014
Eligible Plant Improvements – Installed Ending Date	10/31/2014	04/30/2015	10/31/2015	4/30/2016	10/31/2016

DEPSC has completed audits for all filings for rates effective through 2016 noted in the table above. The rate effective in 2017 noted in the table above is subject to audit at a later date.  For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, we earned approximately $3,160,000, $1,306,000 and $520,000 in DSIC revenue, respectively.

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

CPCNs are not transferable.  A water or wastewater utility that has a CPCN must obtain the approval of the DEPSC to abandon a service territory.  Once a CPCN is granted to a water or wastewater utility, it may not be suspended or terminated unless the DEPSC determines in accordance with its rules and regulations that good cause exists for any such suspension or termination. Although we have been granted an exclusive franchise for each of our existing water and wastewater systems in Delaware, our ability to expand service areas can be affected by the DEPSC awarding franchises to other regulated water or wastewater utilities with whom we compete for such franchises.

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

Under Delaware state laws and regulations, we are required to file applications with DNREC for water allocation permits for each of our operating wells pumping greater than 50,000 gallons per day. For any wells in the Delaware River Basin, we must also file allocation permits with the Delaware River Basin Commission, or DRBC. We have 117 operating and 59 observation and monitoring wells in our Delaware systems. At December 31, 2017, we had allocation permits for 103 wells, and 14 wells that do not require a permit.

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

A normal by-product of our iron removal treatment facilities is a solid consisting of the iron removed from untreated groundwater plus residue from chemicals used in the treatment process.  The solids produced at our facilities are either disposed directly into approved wastewater facilities or removed from our facilities by a licensed third party vendor. A normal by-product of our carbon adsorption filtration process is exhausted carbon media, which is disposed of by the contractor providing the media replacement. Management believes that compliance with existing federal, state or local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has no material effect upon the business and affairs of the Company, but there is no assurance that such compliance will continue to not have a material effect in the future.

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

Under Delaware state laws and regulations, we are required to hold a permit from DNREC for the construction, operation, maintenance or repair of any on-site wastewater treatment and disposal systems with daily design flow rates of  2,500 gallons or greater. A classification on the facility is performed in accordance with Regulations Licensing Operators of Wastewater Facilities. The class of operator required for the facility is determined by the Board of Certification for Licensed Wastewater Operations in accordance with Regulations Licensing Operators of Wastewater Facilities. We work to ensure that we operate environmentally friendly wastewater systems that meet federal, state, and local laws.

Sources of Water

We derive about 95% of our self-supplied groundwater from wells that pump groundwater from aquifers and other formations located in the Atlantic Coastal Plain. The remaining 5% of our groundwater supply comes from wells in the Piedmont Province.  We use a variety of treatment methods, including aeration, pH adjustment, chlorination, fluoridation, ultra violet oxidation, arsenic removal, nitrate removal, radium removal, iron removal, and carbon adsorption to meet federal, state and local water quality standards.  Additionally, a corrosion inhibitor is added to all of our self-supplied groundwater and most of the supply from interconnections.  We have 54 different water treatment facilities in our Delaware systems.  We have eight separate water treatment facilities in our Maryland systems.  All water supplies that we purchase from neighboring utilities are potable.

To supplement our groundwater supply, we purchase treated surface water through interconnections only in the northern service area of our New Castle County, Delaware system.  The treated surface water is blended with our groundwater supply for distribution to our customers.  Nearly 84% of the overall 7.8 billion gallons of water we distributed in all of our Delaware systems during 2017 came from our groundwater wells, while the remaining 16% came from interconnections with other utilities and municipalities. In Delaware in 2017, we pumped an average of 18.1 mgd from our groundwater wells and obtained an average of approximately 3.4 mgd from interconnections. Our peak water supply capacity currently is approximately 55.0 mgd in Delaware.

The majority of the 0.1 billion gallons of water we distributed in all of our Maryland systems during 2017 came from our groundwater wells, while a portion came from treated surface water.   We have one water treatment facility that treats surface water from the Susquehanna River, located in Cecil County, Maryland.  Our peak water supply capacity currently is approximately 2.0 mgd in Maryland. We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

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

In Delaware, we have 22 interconnections with two neighboring water utilities and six municipalities that provide us with the ability to purchase or sell water.  An interconnection agreement with the Chester Water Authority has a "take or pay" clause requiring us to purchase 1.095 billion gallons annually.  During the fiscal year ended December 31, 2017, we used the minimum draw under this agreement. The Chester Water Authority agreement, which expires December 31, 2021, provides for the right to extend the term of this agreement through and including December 31, 2047, at our option, subject to the approval of the Susquehanna River Basin Commission. All of the interconnections provide Artesian Water the ability to sell water to neighboring water utilities or municipalities. In Maryland, we have one interconnection that connects the Artesian Water system in Delaware to the Meadowview System, one interconnection with a neighboring utility, and three interconnections with the Town of Elkton. The interconnection with the Artesian Water Delaware system is capable of providing up to 3.0 mgd of water to our Maryland systems, of which 1.5 mgd is available to the Town of Elkton per our agreement with the Town. Artesian Water Delaware also has an interconnection with the Town of Chesapeake City that provides approximately 73,000 gallons per day on average. The interconnection is currently the town's sole source of water supply. In January 2018, Artesian Water Maryland signed an interconnection agreement with the Town of North East that has a "take or pay" clause requiring us to purchase a minimum of 35,000 gallons per day that shall commence on the first day of the month following the date on which the interconnection is completed.  The interconnection completion date is expected to occur during the third quarter of 2018.

As of December 31, 2017, we were serving customers through approximately 1,293 miles of transmission and distribution mains. Mains range in diameter from two inches to twenty-four inches, and most of the mains are made of ductile iron or cast iron.

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

Employees

The Company has no collective bargaining agreements with any of its employees, and its work force is not union organized or union represented.  As of December 31, 2017, we employed 233 full-time employees.  Of these employees, 48 were officers and managers; 129 were employed as operations personnel, including engineers, technicians, draftsman, maintenance and repair persons, meter readers and utility personnel; and 38 were employed in accounting, budgeting, information systems, human resources, customer relations and public relations.  The remaining 18 employees were administrative personnel. We believe that our employee relations are good.

Available Information

We are a Delaware corporation with our principal executive offices located at 664 Churchmans Road, Newark, Delaware, 19702. Our telephone number is (302) 453-6900 and our website address is www.artesianresources.com. We make available free of charge through our website our Code of Ethics, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, our Corporate Governance Guidelines, and our Board Committee Charter as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or the SEC. We include our website address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website.  Information contained on our website shall not be deemed incorporated into, or to be a part of, this report.

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

We rely on governmental approvals in the States of Delaware, Maryland and Pennsylvania, as well as from the Delaware River Basin Commission and Susquehanna River Basin Commission for applicable water allocation, water appropriation and water capacity permits related to additional systems that will assist in the operation of our water business. In addition, we rely on governmental approvals in the States of Delaware and Maryland for applicable wastewater collection, treatment and disposal permits that will assist in the operation of our wastewater business.

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

Our water and wastewater services are governed by various federal and state environmental protection and health and safety laws and regulations, including the federal Safe Drinking Water Act, the Clean Water Act and similar state laws. These federal and state regulations are issued by the EPA and state environmental regulatory agencies.  Pursuant to these laws, we are required to obtain various water allocation permits and environmental permits for our operations. The water allocation permits control the amount of water that can be drawn from water resources. New or stricter water allocation regulations can adversely affect our ability to meet the demands of our customers. While we have budgeted for future capital and operating expenditures to maintain compliance with these laws and our permits, it is possible that new or stricter standards would be imposed that will raise our operating costs. Thus, we can provide no assurances that our costs of complying with, or discharging liability under current and future environmental and health and safety laws will not adversely affect our business, results of operations or financial condition.

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

The Tax Cuts and Jobs Act could affect our financial statements, operating results and financial condition.

On December 22, 2017, the Tax Cuts and Jobs Act, or TCJA, was signed into law and contains many changes for corporate taxpayers and changes specific to public utilities. We are in the process of analyzing the TCJA and its overall impact on the Company, which involves significant judgments to be made by management. As a general matter, the TCJA reduces the federal corporate tax rate to 21 percent from 35 percent, among other things. As a result of such reduction, the Company adjusted its existing deferred income tax balances as of December 31, 2017, which is set forth in more detail in Note 3 (Income Taxes) to the Consolidated Financial Statements. Notwithstanding this adjustment resulting from the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and may have a material effect on our financial statements.  However, based on its preliminary assessment of the reduction in the federal corporate tax rate, the Company currently expects that its 2018 effective tax rate will be reduced and will result in overall lower tax expense beginning in 2018. Such estimate is based on management's current assumptions with respect to, among other things, the Company's earnings, state income tax levels and tax deductions. The Company's actual effective tax rate in 2018 may differ from management's estimate.  The TCJA also includes certain other provisions specifically related to the public utility industry, including the exclusion from utilizing bonus depreciation.  The impact with respect to provisions specifically related to the public utility industry or to corporate taxpayers in general may also impact our future financial performance, including our results of operations, cash flows and liquidity, which impacts will largely be determined through future regulatory proceedings.

In addition to analyzing the impacts at the federal level, we are also analyzing the potential impacts of the TCJA at the state level.  However, we are limited in our ability to do so as there is not yet complete guidance in certain states as to how to account for the TCJA.  With respect to these states, we will account for the changes in income tax balances by making a reasonable estimate.  However, once state regulators provide specific guidance, the actual impacts may differ from our estimates, which could have a material effect on our financial statements.

On January 16, 2018, the DEPSC approved the opening of Docket No. 17-1240 requiring Delaware utilities to determine the impact that the TCJA had on its customers and potential rate relief due to customers. Delaware utilities are required to report their findings back to the DEPSC by March 31, 2018. The Company expects any reduction in corporate income tax expense resulting from the TCJA will be passed through to customers in the form of reduced tariff rates or approved DSIC rate.

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

Artesian Water owns land, rights-of-way, easements, transmission and distribution mains, pump facilities, treatment plants, storage tanks, meters, vehicles and related equipment and facilities throughout Delaware, of which the majority are used for utility operations.  Artesian Water Pennsylvania owns transmission and distribution mains. Artesian Water Maryland owns land, rights-of-way, easements, transmission and distribution mains, pump facilities and storage tanks.  Artesian Wastewater owns land, rights-of-way, easements, treatment and disposal plants, collection mains and lift stations.  Artesian Wastewater owns a 75-acre parcel of land in Sussex County, Delaware for the operation of the wastewater facility known as the Artesian Northern Sussex Regional Water Recycling Facility.  The following table indicates our utility plant as of December 31, 2017.

Utility plant comprises:
In thousands
	Estimated Useful Life (In Years)	December 31, 2017
Utility plant at original cost
Utility plant in service-Water
Intangible plant	---	$140
Source of supply plant	45-85	20,959
Pumping and water treatment plant	8-62	81,180
Transmission and distribution plant
Mains	81	252,569
Services	39	42,232
Storage tanks	76	24,729
Meters	26	25,628
Hydrants	60	13,760
General plant	3-31	56,784

Utility plant in service-Wastewater
Treatment and disposal plant	35-62	17,421
Collection mains and lift stations	81	13,693
General plant	3-31	1,006

Property held for future use	---	14,646
Construction work in progress	---	12,700
		577,447
Less – accumulated depreciation		116,945
		$460,502

Substantially all of Artesian Water's utility plant, except the utility plant in the town of Townsend, Delaware, is pledged as security for First Mortgage Securities.  As of December 31, 2017, no other utility plant has been pledged as security for loans.

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

Market Information for the Company's Common Equity
Artesian Resources' Class A Non-Voting Common Stock, or Class A Stock, is listed on NASDAQ Global Select Market and trades under the symbol "ARTNA."  On March 12, 2018, the last closing sale price as reported by the NASDAQ Global Select Market was $35.51 per share.  On March 12, 2018 there were 666 holders of record of the Class A Stock.  The following table sets forth, for the periods indicated, the high and low closing sale prices for the Class A Stock as reported by NASDAQ Global Select Market and the cash dividends declared per share.

CLASS A NON-VOTING COMMON STOCK

	High	Low	Dividend Per Share
2017
First Quarter	$34.21	$29.46	$0.2283
Second Quarter	41.56	32.99	0.2317
Third Quarter	39.80	35.96	0.2317
Fourth Quarter	42.66	37.14	0.2352

2016
First Quarter	$31.31	$25.52	$0.2216
Second Quarter	33.92	26.26	0.2249
Third Quarter	34.87	26.32	0.2249
Fourth Quarter	33.00	26.78	0.2283

Our Class B Voting Stock, or Class B Stock, is quoted on the OTC Bulletin Board under the symbol "ARTNB."  There has been a limited and sporadic public trading market for the Class B Stock.  As of March 12, 2018, the last reported trade of the Class B Stock on the OTC Bulletin Board was at a price of $34.25 per share on March 12, 2018.  As of March 12, 2018, we had 151 holders of record of the Class B Stock.  The Class B shares are paid the same dividend as the Class A shares noted in the table above.

Recent Sales of Unregistered Securities

During the year ended December 31, 2017, we did not issue any unregistered shares of our Class A or Class B Stock.

The following graph compares the percentage change in cumulative shareholder return on the Company's Class A Stock with the Standard & Poor's 500 Stock Index and a Peer Group of water utility companies having similar market capitalizations. The graph covers the period from December 2012 (assuming a $100 investment on December 31, 2012, and the reinvestment of any dividends) through December 2017:

		INDEXED RETURNS
	Base Period	Years Ending December 31
Company Name / Index	2012	2013	2014	2015	2016	2017
Artesian Resources Corporation	100	106.12	108.60	138.37	164.59	203.79
S&P 500 Index	100	132.39	150.51	152.59	170.84	208.14
Peer Group	100	118.28	145.25	163.77	201.12	256.58

The Peer Group includes American States Water Company, American Water Works Company, Inc., Aqua America, Inc., California Water Service Group, Connecticut Water Service, Inc., Middlesex Water Company, SJW Corporation and York Water Company.

ITEM 6.	SELECTED FINANCIAL DATA

The selected statement of operations and balance sheet data shown below were derived from our consolidated financial statements. The consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K.  You should read this selected financial data together with our consolidated financial statements and related notes, as well as the discussion under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In thousands, except per share and operating data	2017	2016	2015	2014	2013

STATEMENT OF OPERATIONS DATA

Operating revenues
Water sales	$73,058	$70,587	$68,932	$64,667	$61,846
Other utility operating revenue	4,177	3,816	3,694	3,648	3,253
Non-utility operating revenue	5,000	4,686	4,398	4,150	3,974
Total operating revenues	$82,235	$79,089	$77,024	$72,465	$69,073

Operating expenses
Operating and maintenance	$41,054	$38,260	$38,453	$37,086	$36,630
Depreciation and amortization	9,555	9,188	8,837	8,673	8,251
State and federal income taxes	7,295	8,331	7,784	6,375	5,588
Property and other taxes	4,731	4,491	4,368	4,285	4,120
Total operating expenses	$62,635	$60,270	$59,442	$56,419	$54,589

Operating income	$19,600	$18,819	$17,582	$16,046	$14,484
Other income, net	560	779	721	853	872
Total income before interest charges	$20,160	$19,598	$18,303	$16,899	$15,356

Interest charges	$6,177	$6,644	$6,998	$7,393	$7,055

Net income	$13,983	$12,954	$11,305	$9,506	$8,301
Dividends on preferred stock (1)
Net income applicable to common stock	$13,983	$12,954	$11,305	$9,506	$8,301

Net income per share of common stock:
Basic	$1.52	$1.42	$1.26	$1.07	$0.95
Diluted	$1.51	$1.41	$1.26	$1.07	$0.94

Average shares of common stock outstanding:
Basic	9,175	9,098	8,960	8,884	8,774
Diluted	9,242	9,161	9,005	8,926	8,836
Cash dividends per share of common stock	$0.93	$0.90	$0.87	$0.85	$0.82

In thousands, except for operating data	2017	2016	2015	2014	2013
BALANCE SHEET DATA
Utility plant, at original cost less accumulated depreciation	$460,502	$425,502	$405,606	$393,793	$378,960
Total assets	$494,639	$450,976	$431,626	$422,213	$403,832
Lines of credit	$9,610	$7,130	$10,487	$18,491	$10,332
Long-term obligations and redeemable preferred stock, including current portions	$106,931	$103,647	$104,936	$106,199	$106,642
Stockholders' equity	$146,644	$139,023	$132,331	$121,836	$118,180
Total capitalization	$252,231	$241,354	$235,978	$227,346	$224,437

OPERATING DATA
Average water sales per customer	$844	$830	$824	$780	$755
Water pumped (millions of gallons)	7,945	7,626	7,646	7,592	7,286
Number of metered customers	86,500	85,000	83,700	82,900	81,900
Miles of water main	1,293	1,260	1,218	1,201	1,182
(1) There are no shares of preferred stock issued and outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our profitability is primarily attributable to the sale of water. Gross water sales comprise 88.8% of total operating revenues for the year ended December 31, 2017. Our profitability is also attributed to the various contract operations, water, sewer, and internal Service Line Protection Plans and other services we provide. Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature. In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected. We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

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

Water Division

Overview

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers. Increases in the number of customers contribute to increases, or help to offset any intermittent decreases in our operating revenue. As of December 31, 2017, we had approximately 84,200 metered water customers in Delaware, an increase of approximately 1,500 compared to December 31, 2016. The number of metered water customers in Maryland totaled approximately 2,300 as of December 31, 2017, a slight increase compared to December 31, 2016. The number of metered water customers in Pennsylvania remained consistent compared to December 31, 2016. For the year ended December 31, 2017, approximately 7.8 billion gallons of water were distributed in our Delaware systems and approximately 130 million gallons of water were distributed in our Maryland systems.

Wastewater Division

Overview

Artesian Wastewater owns wastewater infrastructure and began providing wastewater services in Delaware in July 2005. Artesian Wastewater Maryland, which was incorporated on June 3, 2008, is able to provide regulated wastewater services in Maryland. Our residential and commercial wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather. There has been consistent customer growth over the years. The number of Delaware wastewater customers totaled approximately 1,800 as of December 31, 2017, an increase of approximately 200, or 12.5%, compared to December 31, 2016. In addition, Artesian Wastewater entered into a wastewater services agreement with Allen Harim Foods, LLC, or Allen Harim, a large industrial customer, under which service is expected to begin in 2018. The wastewater services agreement with Allen Harim is discussed further in the "Strategic Direction" section below.

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

In addition to water and wastewater services described above. Artesian Utility also offers three protection plans to customers, the WSLP Plan, the SSLP Plan, and the ISLP Plan. The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit. The ISLP Plan enhances available coverage to include water and wastewater lines within customers' residences.  As of December 31, 2017, approximately 19,500, or 24.6%, of our eligible water customers enrolled in the WSLP Plan, approximately 15,400, or 19.5%, of our eligible customers enrolled in the SSLP Plan, and approximately 4,700 or 5.9%, of our eligible customers enrolled in the ISLP Plan.  Approximately 1,600 non-utility customers enrolled in one of our three protection plans.

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

On February 23, 2017, Artesian Water entered into an agreement with Fort DuPont Redevelopment and Preservation Corporation, or FDRPC, for the purchase of existing water assets and for the provision of potable water and fire suppression services.  The Fort DuPont National Historic District, or Fort DuPont, consists of 325-acres and lies between the Delaware River on the east, the Chesapeake and Delaware Canal on the south and the Delaware City Branch Canal to the north and west.  The final purchase price for the water assets consisting of a water treatment plant, storage tank, wells, mains, and other equipment used to provide potable water and fire suppression services to portions of Fort DuPont and the surrounding properties was $852,000. Closing occurred in June 2017.  In connection with the planned future development of Fort DuPont, the parties intend to design, build and operate a state of the art, cost effective, safe and reliable water system that will include both new water assets as well as improvements and upgrades to the existing water assets.  The water system can be expanded to meet the needs of the planned 600 residential units as well as new commercial customers, in addition to water service currently provided to the Governor Bacon Health Center and National Guard facilities.

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

In our regulated wastewater division, we foresee significant growth opportunities and will continue to seek strategic partnerships and relationships with developers and governmental agencies to complement existing agreements for the provision of wastewater service on the Delmarva Peninsula. Artesian Wastewater plans to utilize our larger regional wastewater facilities to expand service areas to new customers while transitioning our smaller treatment facilities into regional pump stations in order to gain additional efficiencies in the treatment and disposal of wastewater. We feel this will reduce operational costs at the smaller treatment facilities in the future because they will be converted from treatment and disposal plants to pump stations to assist with transitioning the flow of wastewater from one regional facility to another.

Artesian Wastewater entered into agreements that will provide growth opportunities and will utilize our larger regional wastewater facilities.  In August 2016, Artesian Wastewater and Sussex County, a political subdivision of Delaware, entered into an agreement to provide reciprocal services to address the periodic need of each for additional wastewater treatment and disposal capacity in certain service areas within Sussex County.  There are numerous locations in Sussex County where Artesian Wastewater's and Sussex County's facilities are capable of being connected or integrated to allow for the movement and disposal of wastewater generated by one or the other's system in a manner that most efficiently and cost effectively manages wastewater transmission, treatment and disposal.

On September 27, 2016, Artesian Wastewater entered into a wastewater services agreement with Allen Harim for Artesian Wastewater to provide treatment and disposal services for sanitary wastewater discharged from Allen Harim's properties located in Sussex County, Delaware upon completion of a pipeline to transfer the sanitary wastewater.  The pipeline was completed in the second quarter of 2017. The transfer of sanitary wastewater is pending receipt of a construction permit and installation of related on-site improvements by Allen Harim.  On January 27, 2017, Artesian Wastewater entered into a second wastewater agreement with Allen Harim for Artesian Wastewater to provide disposal services for approximately 1.5 million gallons per day of treated industrial process wastewater upon completion of an approximately eight mile pipeline that will transfer the wastewater from Allen Harim's properties to a 90 million gallon storage lagoon at Artesian's Northern Sussex Regional Water Recycling Facility.  We will use the reclaimed wastewater for spray irrigation on agricultural land in the area.  The completion of the industrial process wastewater pipeline and storage lagoon should occur during the third quarter of 2018.

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

All additions to utility plant are recorded at cost. Cost includes direct labor, materials, and indirect charges for such items as transportation, supervision, pension, medical, and other fringe benefits related to employees engaged in construction activities. When depreciable units of utility plant are retired, any cost associated with retirement, less any salvage value or proceeds received, is charged to a regulated retirement liability.  Maintenance, repairs, and replacement of minor items of utility plant are charged to expense as incurred.

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

Our long-lived assets consist primarily of utility plant in service and regulatory assets. We review for impairment of our long-lived assets, including utility plant in service, in accordance with the requirements of FASB ASC Topic 360.  We review regulatory assets for the continued application of FASB ASC Topic 980. Our review determines whether there have been changes in circumstances or events that have occurred that require adjustments to the carrying value of these assets. Adjustments to the carrying value of these assets would be made in instances where changes in circumstances or events indicate the carrying value of the asset may not be recoverable.  The Company believes there are no impairments in the carrying amounts of its long-lived assets or regulatory assets at December 31, 2017.

Results of Operations

2017 Compared to 2016

Operating Revenues

Revenues totaled $82.2 million for the year ended December 31, 2017, $3.1 million, or 4.0%, above revenues for the year ended December 31, 2016 of $79.1 million. Water sales revenues increased $2.5 million, or 3.5%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in water sales is primarily due to an increase in DSIC, an increase in overall water consumption and an increase in customer charges from customer growth. We realized 88.8% of our total operating revenue for the year ended December 31, 2017 from the sale of water as compared to 89.3% for the year ended December 31, 2016.

Other utility operating revenue increased approximately $0.4 million, or 9.5%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase is primarily due to an increase in wastewater revenue from customer growth and an increase in water service charges.

Non-utility operating revenue increased approximately $0.3 million, or 6.7%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase is primarily due to an increase in Service Line Protection Plans, or SLP Plans, revenue.

Percentage of Operating Revenues
	2017	2016	2015
Water Sales
Residential	52.9%	53.5%	54.7%
Commercial	21.6	21.6	21.1
Industrial	0.1	0.1	0.1
Government and Other	14.2	14.1	13.8
Other utility operating revenues	5.1	4.8	4.7
Non-utility operating revenues	6.1	5.9	5.6
Total	100.0%	100.0%	100.0%

Residential

Residential water service revenues in 2017 amounted to $43.6 million, an increase of $1.3 million, or 3.1%, above the $42.3 million recorded in 2016, primarily due to an increase in DSIC revenue and an increase in the number of customers. The volume of water sold to residential customers decreased slightly to 3,731 million gallons in 2017 compared to 3,741 million gallons in 2016, a 0.3% decrease. The number of residential customers served increased by approximately 1,400, or 1.8%, in 2017.

Commercial

Water service revenues from commercial customers in 2017 increased by 4.1%, from $17.1 million in 2016 to $17.8 million in 2017, primarily due to an increase in DSIC revenue and an increase in overall water consumption.  The volume of water sold to commercial customers increased to 2,220 million gallons in 2017 compared to 2,178 million gallons sold in 2016, an increase of 1.9%.

Industrial

Water service revenues from industrial customers decreased 2.6% from $77,000 in 2016 to $75,000 in 2017. The volume of water sold to industrial customers decreased to 7.5 million gallons in 2017 from 8.2 million gallons in 2016, a decrease of 8.5%.

Government and Other

Government and other water service revenues in 2017 increased by 4.5%, from $11.2 million in 2016 to $11.7 million in 2017, primarily due to an increase in DSIC revenue.  The volume of water sold to government and other customers increased to 935 million gallons in 2017 compared to 810 million gallons in 2016, an increase of 15.4%.

Other Utility Operating Revenue

Other utility operating revenue, derived from regulated wastewater services, contract operations, antenna leases on water tanks, finance/service charges and wastewater customer service revenues increased 9.5%, from $3.8 million in 2016 to $4.2 million in 2017. The increase is primarily due to an increase in wastewater revenue from customer growth and an increase in water service charges.

Non-Utility Operating Revenue

Non-utility operating revenue, derived from non-regulated water and wastewater operations, increased 6.7%, from $4.7 million in 2016 to $5.0 million in 2017.  The increase is primarily due to an increase in SLP Plan revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $3.0 million, or 7.1%, for the year ended December 31, 2017 compared to the year ended December 31, 2016.  The components of the change in operating expenses primarily include an increase in utility operating expenses of $2.6 million, an increase in non-utility operating expenses of $0.2 million and an increase in property and other taxes of $0.2 million.

Utility operating expenses increased $2.6 million, or 7.3%, for the year ended December 31, 2017 compared to the year ended December 31, 2016.  The net increase is primarily related to the following.

·
Payroll, employee benefit costs and related expenses increased $1.5 million due to an increase in overall compensation, including equity compensation awards as well as an increase in discretionary profit sharing of 1% over last year.

·
Repair and maintenance expense increased $1.0 million, primarily due to an increase of expenses related to the maintenance of water treatment equipment, specifically carbon filter replacements, and maintenance of water treatment facilities and storage tanks.

·
Purchased water expense increased $0.3 million, primarily due to increased purchased water during relocation of a major transmission main in our northern New Castle County, Delaware water system due to state highway construction.

·
Water treatment expense increased $0.2 million, primarily due to an increase in the volume of chemicals purchased for water treatment and an increase in sludge removal related to supplementing the Town of Middletown during well repairs.

·
Administration expenses decreased $0.4 million, primarily due to a decrease in amortization of Delaware rate proceedings related to the 2014 rate case that was fully amortized at the end of 2016 and a decrease in legal costs associated with litigation before the DEPSC pertaining to a developer dispute over Contributions In Aid of Construction that was concluded in December 2016.  This decrease is partially offset by an increase in wastewater consulting services.

Non-utility expenses increased approximately $0.2 million, or 6.7%, primarily due to an increase in plumbing services related to the SLP Plans as well as an increase in payroll and benefit costs and consulting fees.

Property and other taxes increased $0.2 million, or 5.3%, primarily due to an increase in utility plant subject to taxation. Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells. In addition, payroll taxes increased, primarily related to increased payroll related expenses.

Percentage of Operating and Maintenance Expenses
	2017	2016	2015
Payroll and Associated Expenses	49.1%	49.7%	50.4%
Administrative	14.4	15.6	15.8
Purchased Water	10.7	10.6	10.5
Repair and Maintenance	10.0	8.1	7.9
Purchased Power	5.6	6.0	6.2
Water Treatment	3.4	3.2	3.2
Non-utility Operating	6.8	6.8	6.0

Total	100.0%	100.0%	100.0%

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 55.7% for the year ended December 31, 2017, compared to 54.1% for the year ended December 31, 2016.

Depreciation and amortization expense increased $0.4 million, or 4.0%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense decreased $1.0 million, or 12.4%, primarily due to the reduction in the Federal corporate income tax rate by the Tax Cut and Jobs Act signed into law on December 22, 2017.  Also, the adoption of amended guidance issued by the FASB in 2017 that updated how stock compensation activities are recorded, resulting in excess tax benefits now being recorded immediately as a reduction to tax expense, compared to recording within equity previously. Also, we recognized an additional expense, for tax purposes only, related to the federal Domestic Production Activities Deduction, or DPAD, which reduced the effective tax rates.

Other Income, Net

Other income, net decreased $0.2 million, primarily due to a pledge made in 2017 to a non-profit entity in Delaware to support the State's economic development efforts that partially offset other income.

Interest Charges

Interest expense decreased $0.5 million, primarily due to the refinancing of the Series O and Series Q First Mortgage Bonds in January 2017, reducing interest rates from 8.17% and 4.75%, respectively, to 4.24%. Additionally, there was an interest rate change from 6.73% to 4.45% effective March 1, 2016 for the Series S First Mortgage Bond.

Net Income

Our net income applicable to common stock increased $1.0 million. Operating revenues increased $3.1 million, while operating expenses increased $2.4 million. Partially offsetting the increase in operating expenses is a decrease in federal and state income tax expense of $1.0 million, primarily due to the reduction in the Federal corporate income tax rate by the Tax Cut and Jobs Act signed into law on December 22, 2017.  In addition, other income, net decreased $0.2 million and interest expense decreased $0.5 million.

2016 Compared to 2015

Operating Revenues

Revenues totaled $79.1 million for the year ended December 31, 2016, $2.1 million, or 2.7%, above revenues for the year ended December 31, 2015 of $77.0 million. Water sales revenues increased $1.7 million, or 2.4%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in water sales revenue was primarily due to an increase in DSIC revenue of approximately $0.8 million and an increase in overall water consumption and the number of water customers. We realized 89.3% of our total operating revenue for the year ended December 31, 2016 from the sale of water as compared to 89.5% for the year ended December 31, 2015.

Other utility operating revenue increased approximately $0.1 million, or 3.3%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was primarily due to an increase in wastewater revenue related to customer growth and new development inspections, partially offset by a decrease in operating subsidies due to developers satisfying their wastewater connection payments for all lots within certain communities.

Non-utility operating revenue increased approximately $0.3 million, or 6.5%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was primarily due to an approximately $229,000 increase in SLP Plans revenue and contract service revenue.

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

Industrial

Water service revenues from industrial customers decreased 22.2% from $99,000 in 2015 to $77,000 in 2016. The volume of water sold to industrial customers decreased to 8.0 million gallons in 2016 from 11.0 million gallons in 2015, a decrease of 25.7%.

Government and Other

Government and other water service revenues in 2016 increased by 2.8%, from $10.9 million in 2015 to $11.2 million in 2016, primarily due to an increase in DSIC revenue.  The volume of water sold to government and other customers was 810 million gallons in 2016 and 2015, respectively.

Other Utility Operating Revenue

Other utility operating revenue, derived from contract operations, antenna leases on water tanks, finance/service charges and wastewater customer service revenues increased 3.3%, from $3.7 million in 2015 to $3.8 million in 2016. The increase was primarily due to an increase in revenue from wastewater customers compared to 2015 and an increase in inspection fee revenue related to new development, partially offset by a decrease in operating subsidies due to developers satisfying their wastewater connection payments for all lots within certain communities.

Non-Utility Operating Revenue

Non-utility operating revenue, derived from non-regulated water and wastewater operations, increased 6.5%, from $4.4 million in 2015 to $4.7 million in 2016.  The increase was primarily due to an approximately $0.3 million increase in SLP Plan revenue and contract service revenue.

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

Utility operating expenses decreased $0.5 million, or 1.4%, for the year ended December 31, 2016 compared to the year ended December 31, 2015.  The net decrease was primarily related to the following.

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

·
Administration expenses decreased $0.1 million, or 1.6%, primarily due to a decrease in consulting fees related to an accounting software update in 2015 and a decrease in rate case costs due to the timing of expenses related to Artesian Water's rate applications.  These decreases were partially offset by increased legal costs associated with litigation before the DEPSC pertaining to a developer dispute over Contributions in Aid of Construction. Artesian submitted a petition to the DEPSC on October 20, 2016 requesting deferred accounting treatment related to this litigation, however the request was denied by the DEPSC on December 20, 2016.

·
Repair and maintenance costs increased $0.1 million, or 2.1%, primarily due to increased tank painting expenses due to the painting of more tanks in 2016 compared to 2015, partially offset by a decrease in water treatment expenses related to the installation of a new ultra violet oxidation treatment facility in 2015.

Non-utility expenses increased approximately $0.3 million, or 12.9%, primarily due to an increase in payroll and benefits costs as well as an increase in plumbing services related to the SLP Plans.

Property and other taxes increased by $0.1 million, or 2.8%, compared to the same period in 2015, reflecting increases in tax rates charged for public schools in various areas where we hold property and an increase in utility plant subject to taxation. Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells primarily owned by Artesian Water.

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

Federal and state income tax expense increased $0.5 million, primarily due to higher pre-tax income for the year ended December 31, 2016, compared to the year ended December 31, 2015.  Our total effective income tax rate for 2016 and 2015 was 39.1% and 40.8%, respectively.

Other Income, Net

Allowance for funds used during construction, or AFUDC, decreased $27,000 in 2016 due to decreased long-term construction activity subject to AFUDC. Miscellaneous income increased $85,000, primarily due to the timing of charitable contributions this period compared to the same period in 2015.

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

Liquidity and Capital Resources

Overview

The Company's primary sources of liquidity for the year ended December 31, 2017 were $35.8 million provided by cash flow from operating activities, $11.4 million in net contributions and advances from developers and $1.7 million in net proceeds from the issuance of common stock. These funds were used to invest $41.1 million in capital expenditures and to pay dividends of approximately $8.5 million.

We depend on the availability of capital for expansion, construction and maintenance.  We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations.  We expect that our net investments in our utility plant and systems in 2018 will be approximately $58.8 million.  Our total obligations related to interest and principal payments on indebtedness, rental payments and water service interconnection agreements for 2018 are anticipated to be approximately $10.8 million.  We expect to fund our activities for the next year using our available cash balances, bank credit lines, projected cash generated from operations and capital investment. We believe that internally generated funds along with existing credit facilities will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements.  However, because part of our business strategy is to expand through strategic acquisitions, we may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes. There is no assurance that we will be able to secure funding on terms acceptable to us, or at all.

Operating Activities

Our primary source of liquidity for the year ended December 31, 2017 was $35.8 million provided by cash flow from operating activities.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer. A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.  In addition, the Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.

The primary focus of our investment in 2017 was to continue to provide high quality reliable service to our growing service territory.  We invested approximately $41.1 million in capital expenditures during 2017 compared to $28.2 million invested during the same period in 2016. During 2017, we invested approximately $10.1 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities.  We invested $5.7 million to enhance or improve existing treatment facilities, replace aging wells and pumping equipment to better serve our customers.  We invested $6.0 million for equipment purchases, computer hardware and software upgrades and transportation equipment. Developers financed $5.9 million for the installation of water mains and hydrants in 2017 compared to $6.1 million in 2016. We invested $2.1 million to upgrade and automate our meter reading equipment. We invested approximately $2.0 million in mandatory utility plant expenditures due to governmental highway projects, which required the relocation of water service mains in addition to facility improvements and upgrades. An additional $9.2 million was invested in wastewater projects in Delaware, of which $5.7 million was invested in the ongoing construction of an eight mile pipeline and a 90 million gallon storage lagoon for spray irrigation to dispose of treated wastewater from a new industrial customer.

The following chart summarizes our investment in plant and systems over the past three fiscal years.

In thousands	2017	2016	2015

Source of supply	$2,172	$302	$584
Treatment and pumping	3,606	2,021	3,808
Transmission and distribution	14,265	14,865	8,854
General plant and equipment	6,080	2,083	2,670
Developer financed utility plant	5,909	7,996	3,849
Wastewater facilities	9,290	1,130	1,092
Allowance for Funds Used During Construction, AFUDC	(227)	(146)	(163)

Total	$41,095	$28,251	$20,694

Of the $65.0 million we expect to invest in 2018, approximately $13.7 million will be invested in extending the transmission and distribution facilities to address service needs in growth areas of our service territory.  Approximately $8.4 will be invested in renewals associated with the rehabilitation of aging infrastructure and approximately $4.4 million will be invested in the relocations of facilities as a result of government mandates.  Approximately $15.4 million will be invested for new treatment facilities, facility upgrades, equipment and wells throughout Delaware and Maryland to identify, develop, treat and protect sources of water supply to assure uninterrupted service to our customers.  In addition, we will refund $1.0 million to customers, real estate developers and builders related to previous advances for construction they provided to Artesian for distribution facilities on their properties.

We also plan to invest $4.7 million in general plant, which includes new corporate automation, building renovations and transportation and equipment upgrades.  Additionally, $17.4 million will be invested in Artesian Wastewater for ongoing construction of wastewater plants and force mains, of which $9.0 million will be used to construct a 90 million gallon storage lagoon for spray irrigation to dispose of treated wastewater from a new industrial customer.  Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.  The company's investment for 2018 is expected to be offset by developer contributions and advances of $6.2 million for a net investment of $58.8 million in 2018.

The Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law. We are in the process of analyzing the TCJA and its overall impact on the Company. The TCJA reduces the federal corporate tax rate to 21 percent from 35 percent, among other things. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain.  However, based on its preliminary assessment of the reduction in the federal corporate tax rate, the Company currently expects that its 2018 effective tax rate will be reduced and will result in overall lower tax expense beginning in 2018.  Such estimate is based on management's current assumptions with respect to, among other things, the Company's earnings, state income tax levels and tax deductions. The Company's actual effective tax rate in 2018 may differ from management's estimate.  The TCJA also includes certain other provisions specifically related to the public utility industry, including the exclusion from utilizing bonus depreciation.  The impact with respect to provisions specifically related to the public utility industry or to corporate taxpayers in general may also impact our future financial performance, including our results of operations, cash flows and liquidity, which impacts will largely be determined through future regulatory proceedings.

On January 16, 2018, the DEPSC approved the opening of Docket No. 17-1240 requiring Delaware utilities to determine the impact that the TCJA had on its customers and potential rate relief due to customers. Delaware utilities are required to report their findings back to the DEPSC by March 31, 2018. The Company expects any reduction in corporate income tax expense resulting from the TCJA will be passed through to customers in the form of reduced tariff rates or approved DSIC rate.

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

Lines of Credit

At December 31, 2017, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources. As of December 31, 2017, there was $35.9 million of available funds under this line of credit. The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%. This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time. The term of this line of credit expires on the earlier of May 25, 2018 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At December 31, 2017, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland. As of December 31, 2017, there was $14.5 million of available funds under this line of credit. The interest rate for borrowings under this line is LIBOR plus 1.50%. CoBank may make an annual patronage refund, which has been equal to 1.00% of the average line of credit and loan volume outstanding by Artesian Water. The patronage refunds earned by Artesian Water for 2017 and 2016 were $0.6 million and $0.7 million respectively. The term of this line of credit expires on July 20, 2018. Artesian Water expects to renew this line of credit.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$9,610	$	-----	$	-----	$	-----

Long-Term Debt

Artesian Water's trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66⅔% of total capitalization. Our debt to total capitalization, including the short-term portion thereof, was 47.8% at December 31, 2017.  In addition, our revolving line of credit with CoBank contains customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets, change our business or incur additional indebtedness.  In addition, this line of credit requires us to abide by certain financial covenants and ratios.  As of December 31, 2017, we were in compliance with these covenants.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$5,461	$10,734	$10,620	$148,679	$175,494
State revolving fund loans (principal and interest)	1,002	2,005	1,677	4,300	8,984
Unconditional purchase obligations	3,824	7,659	3,824	---	15,307
Operating leases	77	113	118	1,336	1,644
Tank painting contractual obligation	426	426	---	---	852
Total contractual cash obligations	$10,790	$20,937	$16,239	$154,315	$202,281

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

On January 18, 2017, Artesian Water and CoBank entered into a Bond Purchase Agreement relating to the issue and sale by the Company to CoBank of a $40 million principal amount First Mortgage Bond, Series T, or the Series T Bond, due December 20, 2036, or the Series T Maturity Date. The Series T Bond was issued pursuant to the Company's Indenture of Mortgage dated as of July 1, 1961, as amended and supplemented by supplemental indentures, including the Twenty-Second Supplemental Indenture, or the Supplemental Indenture, dated as of January 18, 2017 from the Company to Wilmington Trust Company, as Trustee. The Indenture is a first mortgage lien against substantially all of the Company's utility plant. The proceeds from the sale of the Series T Bond were used to prepay indebtedness of the Company under two existing First Mortgage Bonds: Series O, principal amount $20 million with interest rate of 8.17% and related prepayment costs of $4.5 million; and Series Q, principal amount $15.4 million with interest rate of 4.75%. The DEPSC approved the issuance of the Series T Bond on December 20, 2016. The DEPSC also approved deferral of the prepayment costs associated with the First Mortgage Bond, Series O and the previously deferred debt related costs associated with the First Mortgage Bonds, Series O and Series Q.

The Series T Bond carries an annual interest rate of 4.24% through and including the Series T Maturity Date. Interest is payable on June 30th and December 31st of each year, beginning June 30, 2017, until the Company's obligation with respect to the payment of principal, premium (if any) and interest shall be discharged. Overdue payments shall bear interest as provided in the Supplemental Indenture. The terms of the Series T Bond also include certain limitations on the Company's indebtedness.

On January 31, 2018, Artesian Water and CoBank entered into a Bond Purchase Agreement relating to the issue and sale by the Company to CoBank of a $25 million principal amount First Mortgage Bond, Series U, or the Series U Bond, due January 31, 2038, or the Series U Maturity Date.  The Series U Bond was issued pursuant to the Company's Indenture of Mortgage dated as of July 1, 1961, as amended and supplemented by supplemental indentures, including the Twenty-Third Supplemental Indenture, dated as of January 31, 2018 from the Company to Wilmington Trust Company, as Trustee.  The Indenture is a first mortgage lien against substantially all of the Company's utility plant.  The proceeds from the sale of the Series U Bond together with other funds of the Company, were used to pay in full at maturity indebtedness of the Company under those certain First Mortgage Bonds, Series P.  The DEPSC approved the issuance of the Series U Bond on December 21, 2017.

The Series U Bond carries an annual interest rate of 4.71% through and including the Series U Maturity Date. Interest is payable on January 30th, April 30th, July 30th and October 30th in each year and on the Series U Maturity Date, beginning April 30, 2018 until the Company's obligation with respect to the payment of principal, premium (if any) and interest shall be discharged.  Overdue payments shall bear interest as provided in the Supplemental Indenture. The term of the Series U Bond also includes certain limitations on the Company's indebtedness.

In January 2018, Artesian Water Maryland signed an interconnection agreement with the Town of North East that has a "take or pay" clause requiring us to purchase a minimum of 35,000 gallons per day that shall commence on the first day of the month following the date on which the interconnection is completed.  The interconnection completion date is expected to occur during the third quarter of 2018.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2028 to 2038, and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt's maturity. In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at December 31, 2017 were approximately $9.6 million. An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line.  We are also exposed to market risk associated with changes in commodity prices. Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers. We have also sought to mitigate future significant electric price increases by signing a multi-year supply contract, at a fixed price.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
In thousands

ASSETS	December 31, 2017	December 31, 2016
Utility plant, at original cost less accumulated depreciation	$460,502	$425,502
Current assets
Cash and cash equivalents	952	226
Accounts receivable (less allowance for doubtful accounts 2017 - $288; 2016-$263)	8,897	7,796
Income tax receivable	2,353	150
Unbilled operating revenues	1,427	1,403
Materials and supplies	1,519	1,564
Prepaid property taxes	1,795	1,669
Prepaid expenses and other	2,042	1,827
Total current assets	18,985	14,635
Other assets
Non-utility property (less accumulated depreciation 2017-$689; 2016-$611)	3,882	3,881
Other deferred assets	3,721	3,584
Total other assets	7,603	7,465
Regulatory assets, net	7,549	3,374
	$494,639	$450,976

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$9,215	$9,127
Preferred stock	—	—
Additional paid-in capital	99,526	97,480
Retained earnings	37,903	32,416
Total stockholders' equity	146,644	139,023
Long-term debt, net of current portion	105,587	102,331
	252,231	241,354
Current liabilities
Lines of credit	9,610	7,130
Current portion of long-term debt	1,344	1,316
Accounts payable	8,853	5,532
Accrued expenses	2,888	1,309
Overdraft payable	304	32
Accrued interest	1,805	1,000
Customer deposits	969	864
Other	2,688	2,145
Total current liabilities	$28,461	$19,328

Commitments and contingencies (Note 10)	—	—

Deferred credits and other liabilities
Net advances for construction	$7,797	$8,169
Regulatory liabilities	23,201	1,022
Deferred investment tax credits	526	544
Deferred income taxes	54,137	68,453
Total deferred credits and other liabilities	$85,661	$78,188

Net contributions in aid of construction	128,286	112,106
	$494,639	$450,976

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts

	For the Year Ended December 31,
	2017	2016	2015

Operating revenues
Water sales	$73,058	$70,587	$68,932
Other utility operating revenue	4,177	3,816	3,694
Non-utility operating revenue	5,000	4,686	4,398
	82,235	79,089	77,024
Operating expenses
Utility operating expenses	38,277	35,658	36,148
Non-utility operating expenses	2,777	2,602	2,305
Depreciation and amortization	9,555	9,188	8,837
Taxes
State and federal income taxes (benefit) expense
Current	(929)	2,849	2,667
Deferred	8,224	5,482	5,117
Property and other taxes	4,731	4,491	4,368
	62,635	60,270	59,442

Operating income	19,600	18,819	17,582

Other income, net
Allowance for funds used during construction (AFUDC)	334	222	249
Miscellaneous	226	557	472
	560	779	721

Income before interest charges	20,160	19,598	18,303

Interest charges	6,177	6,644	6,998

Net income applicable to common stock	$13,983	$12,954	$11,305

Income per common share:
Basic	$1.52	$1.42	$1.26
Diluted	$1.51	$1.41	$1.26

Weighted average common shares outstanding:
Basic	9,175	9,098	8,960
Diluted	9,242	9,161	9,005

Cash dividends per share of common stock	$0.9269	$0.8997	$0.8733

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands
	For the Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,983	$12,954	$11,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,555	9,188	8,837
Deferred income taxes, net	8,206	5,464	5,097
Stock compensation	423	92	183
AFUDC, equity portion	(227)	(146)	(163)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(187)	(292)	(867)
Income tax receivable	(2,203)	1,278	1,640
Unbilled operating revenues	(24)	132	1,779
Materials and supplies	45	149	177
Prepaid property taxes	(126)	(78)	(190)
Prepaid expenses and other	(215)	(209)	49
Other deferred assets	(172)	(175)	(167)
Regulatory assets	405	734	187
Regulatory liabilities	(37)	(81)	(38)
Accounts payable	3,321	618	1,131
Accrued expenses	1,579	55	(259)
Accrued interest	805	(32)	(396)
Customer deposits and other, net	648	128	102
NET CASH PROVIDED BY OPERATING ACTIVITIES	35,779	29,779	28,407

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(41,094)	(28,251)	(20,694)
Proceeds from sale of assets	87	96	48
NET CASH USED IN INVESTING ACTIVITIES	(41,007)	(28,155)	(20,646)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit agreements	2,480	(3,357)	(8,004)
Increase (decrease) in overdraft payable	272	(514)	405
Net advances and contributions in aid of construction	11,353	9,907	5,829
Net proceeds from issuance of common stock	1,711	1,826	3,049
Dividends paid	(8,496)	(8,180)	(7,811)
Issuance of long-term debt	(148)	-	—
Principal repayments of long-term debt	(1,218)	(1,289)	(1,263)
NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES	5,954	(1,607)	(7,795)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	726	17	(34)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	226	209	243

CASH AND CASH EQUIVALENTS AT END OF YEAR	$952	$226	$209

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions in aid of construction	$5,662	$2,499	$1,451
Contractual amounts of contributions in aid of construction due from developers included in accounts receivable	$2,910	$1,542	$796
Contractual amounts of contributions in aid of construction received from developers previously included in accounts receivable	$1,995	$388	$377

Supplemental Disclosures of Cash Flow Information:
Interest paid	$5,372	$6,676	$7,394
Income taxes paid	$1,281	$1,434	$2,608

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
In thousands

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2014	8,030	882	$8,030	$882	$92,545	$24,148	$125,605

Net income	—	—	—	—	—	11,305	11,305
Cash dividends declared
Common stock	—	—	—	—	—	(7,811)	(7,811)
Issuance of common stock
Dividend reinvestment plan	18	—	18	—	366	—	384
Employee stock options and awards(4)	111	—	111	—	2,419	—	2,530
Employee Retirement Plan(3)	17	—	17	—	301	—	318
Balance as of December 31, 2015	8,176	882	$8,176	$882	$95,631	$27,642	$132,331

Net income	—	—	—	—	—	12,954	12,954
Cash dividends declared
Common stock	—	—	—	—	—	(8,180)	(8,180)
Issuance of common stock
Dividend reinvestment plan	13	—	13	—	387	—	400
Employee stock options and awards(4)	38	—	38	—	939	—	977
Employee Retirement Plan(3)	18	—	18	—	523	—	541
Balance as of December 31, 2016	8,245	882	$8,245	$882	$97,480	$32,416	$139,023

Net income	—	—	—	—	—	13,983	13,983
Cash dividends declared
Common stock	—	—	—	—	—	(8,496)	(8,496)
Issuance of common stock
Dividend reinvestment plan	11	—	11	—	378	—	389
Employee stock options and awards(4)	67	—	67	—	1,313	—	1,380
Employee Retirement Plan(3)	10	—	10	—	355	—	365
Balance as of December 31, 2017	8,333	882	$8,333	$882	$99,526	$37,903	$146,644

(1)
At December 31, 2017, 2016, and 2015, Class A Common Stock had 15,000,000 shares authorized.  For the same periods, shares issued, inclusive of treasury shares, were 8,362,431, 8,275,010 and 8,205,190, respectively.

(2)	At December 31, 2017, 2016, and 2015, Class B Common Stock had 1,040,000 shares authorized and 882,000 shares issued.
(3)	Artesian Resources Corporation registered 500,000 shares of Class A Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
(4)
Under the Equity Compensation Plan, effective December 9, 2015 Artesian Resources Corporation authorized up to 331,500 shares of Class A Common Stock for issuance of grants in forms of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the Plan. Includes stock compensation expense for the years ended December 31, 2017, 2016, and 2015, see Note 1-Stock Compensation Plans.

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

In accordance with a rate order issued by the DEPSC, Artesian Water accrues an Allowance for Funds Used during Construction, or AFUDC. AFUDC, which represents the cost of funds devoted to construction projects through the date the project is placed in service, is capitalized as part of construction work in progress. The rate used for the AFUDC calculation is based on Artesian Water's weighted average cost of debt and the rate of return on equity authorized by the DEPSC. The rate used to capitalize AFUDC in 2017, 2016, and 2015 was 7.7%, 8.1%, and 8.1% respectively.

Utility plant comprises:
In thousands
		December 31,
	Estimated Useful Life (In Years)	2017	2016
Utility plant at original cost
Utility plant in service-Water
Intangible plant	—	$140	$140
Source of supply plant	45-85	20,959	19,627
Pumping and water treatment plant	8-62	81,180	78,542
Transmission and distribution plant
Mains	81	252,569	236,261
Services	39	42,232	38,803
Storage tanks	76	24,729	24,108
Meters	26	25,628	24,710
Hydrants	60	13,760	12,870
General plant	3-31	56,784	53,417

Utility plant in service-Wastewater
Treatment and disposal plant	35-62	17,421	15,613
Collection mains & lift stations	81	13,692	8,675
General plant	3-31	1,006	931

Property held for future use	—	14,647	14,815
Construction work in progress	—	12,700	6,674
		577,447	535,186
Less – accumulated depreciation		116,945	109,684
		$460,502	$425,502

Depreciation and Amortization

For financial reporting purposes, depreciation is recorded using the straight-line method at rates based on estimated economic useful lives, which range from 3 to 85 years. Composite depreciation rates for water utility plant were 2.27%, 2.25% and 2.29% for 2017, 2016 and 2015, respectively. In a rate order issued by the DEPSC, the Company was directed effective January 1, 1998 to begin using revised depreciation rates for utility plant. In rate orders issued by the DEPSC, Artesian Water was directed, effective May 28, 1991 and August 25, 1992, to offset depreciation recorded on utility plant by depreciation on utility property funded by Contributions in Aid of Construction, or CIAC, and Advances for Construction, or Advances, respectively.  This reduction in depreciation expense is also applied to outstanding CIAC and Advances.  Other deferred assets are amortized using the straight-line method over applicable lives, which range from 20 to 24 years.

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

The postretirement benefit obligation is the recognition of an offsetting regulatory liability as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees when they render the services necessary to earn the benefits.  Artesian Water contributed $37,000 to its postretirement benefit plan in 2017. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

The deferred income taxes will be amortized over future years as the tax effects of temporary differences that previously flowed through to our customers are reversed.

Debt related costs include debt issuance costs and other debt related expense. The DEPSC has allowed rate recovery on unamortized issuance costs and make-whole premiums associated with the early retirement of Series O and Q First Mortgage bonds as the replacement of that debt in January 2017 with Series T First Mortgage bonds was deemed more favorable for the ratepayers.  The DEPSC has also allowed rate recovery on issuance costs associated with the Series U First Mortgage bond purchase in January 2018 that paid the full indebtedness of the Series P First Mortgage bond.  These amounts are recovered over the term of the new long-term debt issued.

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Depreciation and salary studies	5
Delaware rate proceedings	2.5
Maryland rate proceedings	5
Debt related costs	15 to 25 (based on term of related debt)
Goodwill (resulting from acquisition of Mountain Hill Water Company in 2008)	50
Deferred acquisition costs (resulting from purchase of water assets in Cecil County, Maryland in 2011 and Port Deposit, Maryland in 2010)	20
Franchise Costs (resulting from purchase of water assets in Cecil County, Maryland in 2011)	80

Regulatory assets, net of amortization, comprise:

(in thousands)	December 31, 2017	December 31, 2016

Postretirement benefit obligation	$149	$186
Deferred income taxes	416	431
Expense of rate and regulatory proceedings	70	116
Debt issuance costs	5,965	1,648
Goodwill	303	310
Deferred acquisition and franchise costs	646	683
	$7,549	$3,374

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

Other deferred assets at December 31, net of amortization, comprise:

In thousands	2017	2016

Investment in CoBank	$3,358	$3,198
Other	363	386
	$3,721	$3,584

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

Regulatory Liabilities

The Financial Accounting Standards Board, or FASB, ASC Topic 980 stipulates generally accepted accounting principles for companies whose rates are established or subject to approvals by a third-party regulatory agency.  Certain obligations are deferred and/or amortized as determined by the Delaware Public Service Commission, or DEPSC, the Maryland Public Service Commission, or MDPSC, and the Pennsylvania Public Utility Commission, or PAPUC.  Regulatory liabilities represent excess recovery of cost or other items that have been deferred because it is probable such amounts will be returned to customers through future regulated rates.

The postretirement benefit obligation is the recognition of an offsetting regulatory asset as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees when they render the services necessary to earn the benefits.  Artesian Water contributed $37,000 to its postretirement benefit plan in 2017. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

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

Pursuant to the enactment of the Tax Cuts and Jobs Act (TCJA) on December 22, 2017, the Company adjusted its existing deferred income tax balances as of December 31, 2017 to reflect the decrease in the corporate income tax rate from 34% to 21% (see Note 3).  This resulted in a decrease in the net deferred income tax liability of approximately $23.5 million of which $22.5 million was reclassed to a regulatory liability. These amounts are subject to certain Internal Revenue Service normalization rules that require the benefits to customers be spread over the remaining useful life of the underlying assets giving rise to the associated deferred income taxes.  The amount and timing of potential settlements of the established net regulatory liabilities will be determined by the utilities' respective rate regulators..

Regulatory liabilities comprise:
	(in thousands)
	December 31, 2017	December 31, 2016

Postretirement benefit obligation	$112	$149
Utility plant retirement cost obligation	549	873
Deferred income taxes (related to TCJA)	22,540	-

	$23,201	$1,022

Income Taxes

The TCJA makes many significant changes to the Internal Revenue Code, including, but not limited to (1) reducing the federal corporate tax rate to a flat 21%; (2) creating a 30% limitation on deductible interest expense (not applicable to regulated utilities); (3) the loss of future bonus depreciation deductions on utility plant capital projects that began after September 27, 2017; (4) eliminating the domestic production activities deduction; (5) eliminating the corporate alternative minimum tax and changing how existing alternative minimum tax credits can be realized; (6) changing the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017 and (7) repealing the exclusion from gross income contributions in aid of construction (CIAC) for water utilities.  The most significant change that impacts Artesian Resources is the reduction of the corporate federal income tax rate from our previous effect rate of 34% to the new flat tax rate of 21% beginning January 1, 2018.

The SEC Staff issued Accounting Bulletin No. 118, Income Tax Accounting of the Tax Cuts and Jobs Act, which provides guidance to address situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the TCJA in the period in which the TCJA was enacted.  Under the guidance, registrants can report the effects of the TCJA as provisional amounts based on reasonable estimates in those areas in which the accounting is incomplete.  The provisional amounts are subject to adjustment during a measurement period that can extend no longer than one year from the enactment date.  The Company made reasonable estimates in measuring and accounting for the effects of the TCJA, which are reflected in the December 31, 2017 financial statements, however, these estimates could change based on further analysis of the TCJA or further regulatory rulings from the Company's various Public Service Commissions.

Deferred income taxes are provided in accordance with FASB ASC Topic 740 on all differences between the tax basis of assets and liabilities and the amounts at which they are carried in the consolidated financial statements based on the enacted tax rates expected to be in effect when such temporary differences are expected to reverse. The Company's rate regulated utilities recognize regulatory liabilities, to the extent considered in ratemaking, for deferred taxes provided in excess of the current statutory tax rate and regulatory assets for deferred taxes provided at rates less than the current statutory rate.  Such tax-related regulatory assets and liabilities are reported at the revenue requirement level and amortized to income as the related temporary differences reverse, generally over the lives of the related properties.

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known. The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense. The Company remains subject to examination by federal authorities for the tax years 2015 through 2017 and state authorities for the tax years 2014 through 2017.  The Company was under federal audit by the Internal Revenue Service for tax years 2012 through 2014 during 2016.  The audit concluded in 2016 resulting in no change to the tax liability.

The Tax Reform Act of 1986 mandated that Advances and CIAC received subsequent to December 31, 1986, generally are taxable income.  The 1996 Tax Act provided an exclusion from taxable income for CIAC and Advances received after June 12, 1996 except for certain contributions for large services that are not included in rate base for rate-making purposes.  On December 22, 2017, the TCJA repealed the 1996 exclusion from gross income effect on the enactment date.

Investment tax credits were deferred through 1986 and are recognized as a reduction of deferred income tax expense over the estimated economic useful lives of the related assets.

Stock Compensation Plans

On December 9, 2015, the Company's stockholders approved the 2015 Equity Compensation Plan, or the 2015 Plan. The 2015 Plan replaced the 2005 Equity Compensation Plan, or the 2005 Plan, which expired on May 24, 2015. The 2015 Plan authorizes an aggregate number of shares of our Class A common stock that may be issued or transferred under the Plan equal to the sum of:  331,500 shares, plus the number of shares of Class A common stock subject to outstanding grants under the 2005 Plan as of December 9, 2015 that terminate, expire or are cancelled, forfeited, exchanged or surrendered without having been exercised, vested or paid under the 2005 Plan. The Company accounts for stock options issued after January 1, 2006 under FASB ASC Topic 718. Compensation costs for restricted stock grants and options were $423,000, $92,000 and $183,000 in 2017, 2016 and 2015, respectively. Cost for options and restricted stock grants were determined based on the fair value at the grant dates and those costs were charged to income over the associated service periods. The $183,000 in 2015 was the amount amortized for restricted stock awarded in 2015 and stock options awarded in 2014.  The $92,000 in 2016 was the amount amortized for restricted stock  awarded in 2016. The $423,000 was the amount amortized for restricted and unrestricted stock awarded in 2016 and 2017. As of December 31, 2017 there is $64,000 unrecognized expense related to non-vested awards of restricted shares granted under the 2015 Plan.

There was no stock compensation cost capitalized as part of an asset.

Stock Options

No options were granted in 2015, 2016 or 2017.

Shares of Class A Stock have been reserved for future issuance under the 2015 Equity Compensation Plan.

Stock Awards

On June 28, 2017, 6,568 shares of Class A common stock, or Class A Stock, were issued as fully vested unrestricted stock awards. The fair market value per share was $38.06, the closing price of the Class A Stock as recorded on the Nasdaq Global Market on June 28, 2017. A total of $250,000 was recorded as compensation cost for the stock awards granted in June 2017.

On May 3, 2017, 5,000 shares of Class A Stock were granted as restricted stock awards.  The fair value per share was $38.10, the closing price of the Class A Stock as recorded on the Nasdaq Global Market on May 3, 2017.  The restricted shares are subject to a one-year vesting period from the date of grant.  Prior to their release date, these restricted stock awards may be subject to forfeiture in the event of the recipient's termination of service. $127,000 has been amortized and recorded as expense in 2017 for the stock awards granted in May 2017.

On May 4, 2016, 5,000 shares of Class A common stock were granted as restricted stock awards.  The fair market value per share was $27.70, the closing price of the Class A common stock as recorded on the Nasdaq Global Market on May 4, 2016.  The restricted shares vested one year from the date of grant.  A total of $92,000 and $47,000 in 2016 and 2017, respectively, was recorded as compensation cost for the awards granted in May 2016.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amounts. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in our existing accounts receivable. The Company reviews the allowance for doubtful accounts on a quarterly basis. Account balances are written off against the allowance when it is probable the receivable will not be recovered. The allowance for doubtful accounts was $0.3 million at December 31, 2017 and December 31, 2016.  The corresponding expense for each of the years ended December 31, 2017 and 2016 was $0.2 million. The following table summarizes the changes in the Company's accounts receivable balance:

	December 31,
In thousands	2017	2016	2015

Customer accounts receivable – water	$5,487	$5,437	$5,017
Contractual amounts due from developers and other	3,698	2,622	1,610
	9,185	8,059	6,627
Less allowance for doubtful accounts	288	263	277
Net accounts receivable	$8,897	$7,796	$6,350

The activities in the allowance for doubtful accounts are as follows:

	December 31,
In thousands	2017	2016	2015

Beginning balance	$263	$277	$250
Allowance adjustments	215	195	205
Recoveries	41	64	53
Write off of uncollectible accounts	(231)	(273)	(231)
Ending balance	$288	$263	$277

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, Artesian Resources considers all temporary cash investments with an original maturity of three months or less to be cash equivalents.Artesian Resources and its subsidiaries utilize their bank's zero balance account disbursement service to reduce the use of their lines of credit by funding checks as they are presented to the bank for payment rather than at issuance. If the checks currently outstanding, but not yet funded, exceed the cash balance on our books, the net liability is recorded as a current liability on the Consolidated Balance Sheet in the Overdraft Payable account.

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

Long-term Financial Liabilities

All of Artesian Resources' outstanding long-term debt as of December 31, 2017 and December 31, 2016 was fixed-rate. The fair value of the Company's long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  Level 2 is valued using observable inputs other than quoted prices.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates. The carrying amount and fair value of Artesian Resources' long-term debt are shown below:

In thousands	December 31,
	2017	2016
Carrying amount	$106,931	$103,647
Estimated fair value	110,524	111,864

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

NOTE 3

INCOME TAXES

Deferred income taxes reflect temporary differences between the valuation of assets and liabilities for financial and tax reporting.  Pursuant to the enactment of the TCJA, the Company adjusted its existing deferred income tax balances as of December 31, 2017 to reflect the decrease in the corporate income tax rate from 34% to 21%, which resulted in a decrease in the net deferred income tax liability of approximately $23.5 million.  Artesian Resources recorded a net benefit to continuing operations of approximately $1.0 million, while the regulated utility subsidiaries recorded a regulatory liability related to deferred income taxes to be passed through to customers in the form of reduced tariff rates or approved DSIC rate (see Note 1) in the amount of approximately $22.5 million. The amount and timing of potential settlements of the established net regulatory liabilities will be determined by the utilities' respective rate regulators, subject to certain Internal Revenue Service normalization rules. The normalization rules require that the benefits to customers be spread over the remaining useful life of the underlying assets giving rise to the associated deferred income taxes.

At December 31, 2017, for federal income tax purposes, there were alternative minimum tax credit carry-forwards aggregating $1.8 million resulting from the payment of alternative minimum tax in prior years.  Effective January 1, 2018, these alternative minimum tax credit carry-forwards are available for refund. The Company has reclassified all of its AMT credits into the current tax receivable as of December 31, 2017 since they are expected to be utilized in 2018.

As of December 31, 2017, Artesian Resources had fully utilized all of its federal net operating loss carrybacks and carry-forwards. As of December 31, 2017, Artesian Resources has separate company state net operating loss carry-forwards aggregating approximately $15.4 million. These net operating loss carry-forwards will expire if unused between 2019 and 2038. Artesian Resources has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of the state net operating loss carry-forwards. The valuation allowance increased to approximately $360,000 in 2017 from approximately $286,000 in 2016. Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets.

Components of Income Tax Expense
In thousands	For the Year Ended December 31,
State income taxes	2017	2016	2015
Current	$489	$1,050	$499
Deferred	1,368	860	1,299
Total state income tax expense	$1,857	$1,910	$1,798

	For the Year Ended December 31,
Federal income taxes	2017	2016	2015
Current	$(1,418)	$1,799	$2,168
Deferred	6,856	4,622	3,818
Total federal income tax expense	$5,438	$6,421	$5,986

Reconciliation of effective tax rate:
	For the Year Ended December 31,
In thousands	2017	2017	2016	2016	2015	2015
	Amount	Percent	Amount	Percent	Amount	Percent
Reconciliation of effective tax rate
Income before federal and state income taxes	$21,278	100.0%	$21,285	100.0%	$19,088	100.0%

Amount computed at statutory rate	7,234	34.0%	7,237	34.0%	6,490	34.0%
Reconciling items
State income tax-net of federal tax benefit	1,297	6.1%	1,327	6.2%	1,214	6.4%
Federal rate change	(957)	(4.5%)	--	--	--	--
Other	(279)	(1.3)%	(233)	(1.1)%	80	0.4%
Total income tax expense and effective rate	$7,295	34.3%	$8,331	39.1%	$7,784	40.8%

Deferred income taxes at December 31, 2017, 2016, and 2015 were comprised of the following:

	For the Year Ended December 31,
In thousands	2017	2016	2015

Deferred tax assets related to:
Federal alternative minimum tax credit carry-forwards	$-	$2,474	$3,971
Federal and state operating loss carry-forwards	1,094	752	675
Bad debt allowance	80	104	110
Valuation allowance	(360)	(286)	(182)
Stock options	207	452	415
Other	161	320	291
Total deferred tax assets	$1,182	$3,816	$5,280

Deferred tax liabilities related to:
Property plant and equipment basis differences	$(52,629)	$(70,711)	$(66,508)
Bond retirement costs	(1,437)	0	0
Uncertain tax position	(145)	(80)	(247)
Expenses of rate proceedings	(8)	(19)	(213)
Property taxes	(500)	(663)	(527)
Other	(600)	(796)	(756)
Total deferred tax liabilities	$(55,319)	$(72,269)	$(68,251)

Net deferred tax liability	$(54,137)	$(68,453)	$(62,971)

Schedule of Valuation Allowance
	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
In thousands

Classification
For the Year Ended December 31, 2017 Valuation allowance for deferred tax assets	$286	$74	—	$360
For the Year Ended December 31, 2016 Valuation allowance for deferred tax assets	$182	$104	—	$286
For the Year Ended December 31, 2015 Valuation allowance for deferred tax assets	$65	$117	—	$182

Under FASB ASC Topic 740, the Company established two reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions.

In 2014, the Company changed its tax method of accounting for qualifying utility system repairs effective with the tax year ended December 31, 2014 and for prior tax years. The tax accounting method was changed to permit the expensing of qualifying utility asset improvement costs that were previously being capitalized and depreciated for book and tax purposes. The Company will recognize a tax deduction on its 2017 Federal tax return when filed of $4.5 million for qualifying capital expenditures made during the year.

In December 2015, the Company was notified by the IRS that its Federal tax filing for 2014 would be reviewed along with the effects of the net operating loss generated in 2014 and carryback to the 2012 and 2013 tax years.  This review, which began in the first quarter of 2016 and was completed in the second quarter of 2016, resulted in no change to the tax liability.  Since the Company had previously recorded a provision for the possible disallowance of a portion of the repair deduction in prior periods, the completion of the audit resulted in the reversal of the reserve, including interest and penalties, in the amount of approximately $201,000.  While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the tax authorities.  Therefore, as required by FASB ASC 740, the Company reserved an additional liability related to a portion of the repair deduction for 2017.

Additionally, the Company reserved a liability related to the difference in the tax depreciation utilizing the half-year convention rather than the mid-quarter convention.

The following table provides the changes in the Company's uncertain tax position:

	For the years ended December 31,
In thousands	2017	2016
Balance at beginning of year	$80	$247
Additions based on tax positions related to the current year	118	23
Additions based on tax positions related to prior years	8	11
Reductions for tax positions of prior years	-	(201)
Settlements	-	-
Federal tax rate change	(61)
Lapses in Statutes of Limitations	-	-
Balance at end of year	$145	$80

NOTE 4

PREFERRED STOCK

As of December 31, 2017 and 2016, Artesian Resources had no preferred stock outstanding.  Artesian Resources has 100,000 shares of $1.00 par value Series Preferred stock authorized but unissued.

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

Under Artesian Resources' dividend reinvestment plan, which allows for reinvestment of cash dividends and optional cash payments, stockholders were issued approximately 11,000, 13,000 and 18,000 shares at fair market value for the investment of $389,000, $400,000, and $384,000 of their monies in the years 2017, 2016, and 2015, respectively.

NOTE 6

DEBT

At December 31, 2017, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources. As of December 31, 2017, there was $35.9 million of available funds under this line of credit. The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%. This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time. The term of this line of credit expires on the earlier of May 25, 2018 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At December 31, 2017, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland. As of December 31, 2017, there was $14.5 million of available funds under this line of credit. The interest rate for borrowings under this line is LIBOR plus 1.50%. CoBank may make an annual patronage refund, which has been equal to 1.00% of the average line of credit and loan volume outstanding by Artesian. The patronage refunds earned by Artesian in 2017 and 2016 were $0.6 million and $0.7 million, respectively. The term of this line of credit expires on July 20, 2018. The Company expects to renew this line of credit.

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

The weighted average interest rate on the lines of credit above paid by the Company was 2.28% for the year ended December 31, 2017. These lines of credit, as well as both the long-term debt and the state revolving fund loans shown below, require us to abide by certain financial covenants and ratios. As of December 31, 2017, we were in compliance with these covenants.

Long-term debt consists of:

	December 31,
In thousands	2017	2016
First mortgage bonds

Series O, 8.17%, due December 29, 2020	$-	$20,000
Series P, 6.58%, due January 31, 2018	25,000	25,000
Series Q, 4.75%, due December 1, 2043	-	15,400
Series R, 5.96%, due December 31, 2028	25,000	25,000
Series S, 4.45%, due December 31, 2033	9,600	10,200
Series T, 4.24%, due December 20, 2036	40,000	-
	99,600	95,600

State revolving fund loans

4.48%, due August 1, 2021	1,190	1,456
3.57%, due September 1, 2023	558	640
3.64%, due May 1, 2025	1,025	1,142
3.41%, due February 1, 2031	2,315	2,448
3.40%, due July 1, 2032	2,243	2,361
	7,331	8,047

Sub-total	106,931	103,647

Less: current maturities (principal amount)	1,344	1,316

Total long-term debt	$105,587	$102,331

Payments of principal amounts due during the next five years and thereafter:

In thousands	2018	2019	2020	2021	2022	Thereafter
First Mortgage bonds	$600	$600	$600	$600	$600	$96,600
State revolving fund loans	744	771	801	832	533	3,651
Total payments	$1,344	$1,371	$1,401	$1,432	$1,133	$100,251

The table above is reflective of the purchase of the $25 million principal amount First Mortgage Bond, Series U, or the Bond, due January 31, 2038, which was completed in January 2018.  The proceeds from the sale of the Bond were used to pay in full at maturity indebtedness of the Company under First Mortgage Bond, Series P (see Note 18).

NOTE 7

NON-UTILITY OPERATING REVENUE AND EXPENSES

Non-utility operating revenue consisted of $5.0 million, $4.7 million, and $4.4 million recognized by Artesian Utility in 2017, 2016 and 2015, respectively. Non-utility operating expenses consisted of $2.8 million, $2.6 million and $2.3 million primarily recognized by Artesian Utility in 2017, 2016 and 2015, respectively.  Artesian Utility operates the water, wastewater and internal Service Line Protection Plans, or SLP Plans, and provides contract water and wastewater services. The SLP Plans provide coverage for all material and labor required to repair or replace participants' leaking water service, clogged sewer lines or water and wastewater lines within the residence up to an annual limit.

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

The following summary reflects changes in the shares of Class A Stock under option:

	2017 Shares	2017 Weighted Average Exercise Price	2016 Shares	2016 Weighted Average Exercise Price	2015 Shares	2015 Weighted Average Exercise Price
Plan options
Outstanding at beginning of year	231,755	$19.32	270,000	$19.34	376,250	$19.52
Granted	—	—	-	-	-	-
Exercised	(54,953)	17.42	(38,245)	19.50	(106,250)	19.97
Expired	—	—	—	—	—	—
Outstanding at end of year	176,802	$19.91	231,755	$19.32	270,000	$19.34

Options exercisable at year end	176,802	$19.91	231,755	$19.32	270,000	$19.34

The total intrinsic value of options exercised during 2017, 2016 and 2015 were $1,198,000, $351,000 and $379,000, respectively. During 2017, we received $957,000 in cash from the exercise of options, with a $1,400,000 tax benefit realized for those options.

The following tables summarize information about employee and director stock options outstanding at December 31, 2017:

Options Outstanding
Range of Exercise Price	Shares Outstanding at December 31, 2017	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$15.26 - $18.61	41,802	1.99 Years	$17.52	$879,409
$18.62 - $22.66	135,000	4.86 Years	$20.64	$2,418,187

Options Exercisable
Range of Exercise Price	Shares Exercisable at December 31, 2017	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$15.26 - $18.61	41,802	1.99 Years	$17.52	$879,409
$18.62 - $22.66	135,000	4.86 Years	$20.64	$2,418,187

As of December 31, 2017, there was no unrecognized expense related to non-vested option shares granted under the Plan.

The following summary reflects changes in the shares of Class A Stock Restricted Stock Awards (RSA):

	2017 Shares	2017 Weighted Average Grant Date Fair Value	2016 Shares	2016 Weighted Average Grant Date Fair Value	2015 Shares	2015 Weighted Average Exercise Price
Plan RSA's
Outstanding at beginning of year	5,000	$27.70	-	$-	-	$-
Granted	11,568	38.08	5,000	27.70	5,000	27.38
Vested/Released	(11,568)	33.58	-	-	(5,000)	27.38
Cancelled	-	-	-	-	-	-
Unvested Outstanding at end of year	5,000	$38.10	5,000	$27.70	-	$-

On June 28, 2017, 6,568 shares of Class A common stock were issued as fully vested restricted stock awards. The fair market value per share was $38.06, the closing price of the Class A common stock as recorded on the Nasdaq Global Market on June 28, 2017.

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

As of December 31, 2017, there was $63,700 total unrecognized expense related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.33 years, the remaining vesting period for the restricted stock awards.

The total intrinsic value of awards released during 2017 was approximately $441,000.

NOTE 9

EMPLOYEE BENEFIT PLANS

401(k) Plan

Artesian Resources has a defined contribution 401(k) Salary Deduction Plan, or the 401(k) Plan, which covers substantially all employees.  Under the terms of the 401(k) Plan, Artesian Resources contributed 2% of eligible salaries and wages and matched employee contributions up to 6% of gross pay at a rate of 50%.  Artesian Resources may, at its option, make additional contributions of up to 3% of eligible salaries and wages. In 2017 and 2015, an additional 1% of eligible salaries and wages was contributed under 401(k) Plan. No such additional contributions were made in 2016. The 401(k) Plan expenses, which include Company contributions and administrative fees, for the years 2017, 2016 and 2015, were approximately $1.0 million, $0.9 million, and $1.0 million, respectively.

Supplemental Pension Plan

Effective October 1, 1994, Artesian Water established a Supplemental Pension Plan, or the Supplemental Plan, to provide additional retirement benefits to full-time employees hired prior to April 26, 1994. The Supplemental Plan is a defined contribution plan that enables employees to save for future retiree medical costs, which will be paid by employees. The Supplemental Plan accomplishes this objective by providing additional cash resources to employees upon a termination of employment or retirement, to meet the cost of future medical expenses. Artesian Water has established a contribution based upon each employee's years of service ranging from 2% to 6% of eligible salaries and wages.  Plan expenses, which include Company contributions and administrative fees, for the years 2017, 2016 and 2015, were approximately $190,000, $227,000, and $243,000, respectively.

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

FASB ASC Topic 715 stipulates that Artesian Water accrue the expected cost of providing postretirement health care and life insurance benefits as employees render the services necessary to earn the benefits. Artesian Water recognizes an offsetting regulatory asset with respect to its post retirement liability. This asset is recorded based on the DEPSC order, which permits Artesian Water to continue recovery of postretirement health care and life insurance expense on a pay-as-you-go basis for the remaining eligible employees. Further, expense recovery as a percentage of rates is expected to remain generally constant over the initial years, and then decline until the obligation is liquidated. The amounts recognized in consolidated financial statements are determined based on an actuarial basis, which uses assumptions about inflation, mortality, medical trend rates and discount rates. A change in these assumptions could cause actual results to differ from those reported. Amounts charged to expense were $37,000, $80,000, and $113,000 for 2017, 2016 and 2015, respectively.

The Company uses December 31 as the measurement date to determine the postretirement benefit obligation. There were three remaining eligible retirees as of December 31, 2017. The estimated post retirement liability recorded at December 31, 2017 and December 31, 2016 was $149,000 and $186,000 respectively. The Company anticipates contributing $37,000 towards postretirement benefits in 2018.  There was no other comprehensive income impact because a regulatory asset is recorded as provided by FASB ASC Topic 980.

NOTE 10

COMMITMENTS AND CONTINGENCIES

Leases

In October 1997, Artesian Water entered into a 33 year operating lease for a parcel of land with improvements located in South Bethany, a municipality in Sussex County, Delaware. The annual lease payments increase each year by the most recent increase in the Consumer Price Index for Urban Workers, CPI-U, as published by the U.S. Department of Labor, Bureau of Labor Statistics. At each eleventh year of the lease term, the annual lease payment shall be determined based on the fair market value of the parcel of land. Rental payments for 2017, 2016 and 2015 were $16,300, $16,100, and $16,000, respectively. The future minimum rental payment as disclosed in the following table is calculated using CPI-U as of October 31, 2017 as well as any adjustments for appraisals conducted to determine the fair market value of the parcel of land.

During 2003, Artesian Resources entered into a 40 year easement agreement to acquire an easement to access, operate, maintain, repair, improve, replace and connect Artesian's water system to a well, including a parcel of land around the well. Easement payments for 2017, 2016 and 2015 were $37,000, $36,000 and $35,000, respectively.

Artesian Wastewater entered into a perpetual agreement for the use of approximately 460 acres of land in Sussex County, Delaware for wastewater disposal.  Beginning January 2007, Artesian Wastewater is required to pay a minimum of $40,000 per year for the use of this land.  Beginning January 2012, and on each anniversary thereof until January 2027, the fee shall be adjusted upwards by an adjustment factor of two percent. In November 2016, this agreement was amended to remove the 2% increase. Once disposal operations begin, the monthly fee will be based on the volume of wastewater disposed on the properties charged at rate per one thousand gallons of wastewater, providing for a minimum monthly payment.  Payments for 2017, 2016 and 2015 were $44,000, $44,000 and $43,000, respectively.  The agreement can be terminated by giving 180 day notice prior to the termination date.

Future minimum annual rental payments related to non-cancellable operating leases for the years subsequent to 2017 are as follows:

In thousands
2018	$78
2019	56
2020	57
2021	58
2022	60
2023 through 2043	1,336
$1,645

Interconnections

Artesian Water has one water service interconnection agreement with a neighboring utility, Chester Water Authority, which requires minimum annual purchases.  Rates charged under this agreement are subject to change.   The minimum purchase requirement is 1,095 million gallons annually, calculated as 3 million gallons per day times the number of calendar days in a year. The agreement is extended through the year 2021.

In January 2018, Artesian Water Maryland signed an interconnection agreement with the Town of North East that has a "take or pay" clause requiring us to purchase a minimum of 35,000 gallons per day that shall commence on the first day of the month following the date on which the interconnection is completed.  The interconnection completion date is expected to occur during the third quarter of 2018.

The minimum annual purchase commitments for all interconnection agreements for 2018 through 2021, calculated at the noticed rates, are as follows:

In thousands
2018	3,824
2019	3,824
2020	3,835
2021	3,824
Total	$15,307

Expenses for purchased water were $4.4 million, $4.0 million and $4.0 million for December 31, 2017, 2016 and 2015, respectively.

Other Commitments

In 2013, Artesian Water entered into a 3-year agreement with Worldwide Industries Corporation to clean and paint tanks in 2014, 2015 and 2016. Pursuant to the 3-year agreement, the expenditure committed in total for the years 2014 through 2016 is $804,000. In 2014, the 3-year agreement with Worldwide Industries Corporation was amended to include an additional 113,000 in expenditures related to cleaning and painting tanks. In March 2017, Artesian Water entered in a 3-year agreement with Worldwide Industries Corporation to clean and paint tanks in 2017, 2018 and 2019.  Pursuant to the 3-year agreement, the expenditure committed in total for the years 2017 through 2019 is $1.3 million. The tank painting expense for 2017, 2016 and 2015 was $695,000, $528,000, and $329,000, respectively.

Budgeted mandatory utility plant expenditures, due to planned governmental highway projects, which require the relocation of Artesian Water's water service mains, expected to be incurred in 2018 through 2020 are as follows:

In thousands
2018	$3,851
2019	1,535
2020	550
$5,936

The exact timing and extent of these relocation projects is controlled primarily by the Delaware Department of Transportation.

Litigation

Artesian Resources and its subsidiaries are subject to legal proceedings in the ordinary course of business.  Any amounts from such legal proceedings that are probable and reasonably estimable are reflected in the financial statements.

NOTE 11

GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water utility service to customers within their established service territory in all three counties of Delaware and in portions of Maryland and Pennsylvania, pursuant to rates filed with and approved by the DEPSC, the MDPSC and the PAPUC. As of December 31, 2017, Artesian Water was serving approximately 84,200 customers, Artesian Water Maryland was serving approximately 2,300 customers and Artesian Water Pennsylvania was serving approximately 40 customers.

Artesian Wastewater began providing wastewater services to a community in Sussex County, Delaware in July 2005. Artesian Wastewater provides wastewater utility service to customers within their established service territory in Sussex County, Delaware pursuant to rates filed with and approved by the DEPSC. As of December 31, 2017, Artesian Wastewater was serving approximately 1,800 customers, all of which are located in Sussex County, Delaware.

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

On January 16, 2018, the DEPSC approved the opening of Docket No. 17-1240 requiring Delaware utilities to determine the impact that the Tax Cuts and Jobs Act of 2017 (TCJA) had on its customers and potential rate relief due to customers.  Delaware utilities  are required to report their findings back to the DEPSC by March 31, 2018.  The Company expects any reduction in corporate income tax expense resulting from the TCJA will be passed through to customers in the form of reduced tariff rates or approved DSIC rate.

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

The following table summarizes (1) Artesian Water's applications with the DEPSC to collect DSIC rates and (2) the rates upon which eligible plant improvements  are based:

Application Date	11/26/2014	5/28/2015	11/24/2015	05/31/2016	11/29/2016
DEPSC Approval Date	12/16/2014	6/16/2015	12/15/2015	06/28/2016	12/20/2016
Effective Date	1/1/2015	7/1/2015	01/01/2016	07/01/2016	01/01/2017
Cumulative DSIC Rate	0.34%	1.15%	1.57%	2.30%	4.71%
Eligible Plant Improvements – Cumulative Dollars (in millions)	$1.3	$4.6	$7.0	$10.3	$16.6
Eligible Plant Improvements – Installed Beginning Date	10/1/2014	10/1/2014	10/01/2014	10/01/2014	10/01/2014
Eligible Plant Improvements – Installed Ending Date	10/31/2014	4/30/2015	10/31/2015	04/30/2016	12/20/16

DEPSC has completed audits for all filings for rates effective through 2016 noted in the table above. The rate effective in 2017 noted in the table above is subject to audit at a later date. For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, we earned approximately $3,160,000, $1,306,000 and $520,000 in DSIC revenue, respectively.

NOTE 13

NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards. The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Year
	Ended December 31,
	2017	2016	2015
	(in thousands)

Weighted average common shares outstanding during the period for Basic computation	9,175	9,098	8,960
Dilutive effect of employee stock options	67	63	45
Weighted average common shares outstanding during the period for Diluted computation	9,242	9,161	9,005

For the year ended 2017, 3,460 shares of restricted stock awards were excluded from the calculations of diluted net income per share. For the year ended 2016, no shares of restricted stock awards were excluded from the calculations of diluted net income per share. Due to unrecognized compensation costs, the hypothetical repurchase of shares exceeded the number of restricted shares expected to vest during the period, creating an anti-dilutive effect. For the years ended 2017 and 2016, no shares of stock options were excluded from the calculations of diluted net income per share.

The Company has 15,000,000 authorized shares of Class A Stock, and 1,040,000 shares of Class B Stock. As of December 31, 2017, 8,333,454 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of December 31, 2016, 8,246,033 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of December 31, 2015, 8,176,213 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share.  For the years ended December 31, 2017, December 31, 2016, and December 31, 2015, the Company issued 87,421, 69,820, and 145,536 shares of Class A Stock, respectively.

Equity per common share was $15.98, $15.28, and $14.77 at December 31, 2017, December 31, 2016, and December 31, 2015, respectively.  These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

NOTE 14

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table is derived from quarterly unaudited consolidated statements of operations for the years ended December 31, 2017 and 2016.  Quarterly basic and diluted per share amounts do not add to the full year total due to rounding.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
In thousands (except per share data)	2017	2016	2017	2016	2017	2016	2017	2016

Operating revenues	$19,190	$18,449	$20,502	$19,395	$22,356	$21,828	$20,187	$19,417
Operating income	$3,991	$3,853	$4,990	$4,669	$5,454	$5,945	$5,165	$4,352
Net income applicable to common stock	$3,086	$2,830	$3,251	$3,041	$3,942	$4,360	$3,704	$2,723

Income per common share
Basic	$0.34	$0.28	$0.35	$0.33	$0.43	$0.48	$0.40	$0.30
Diluted	$0.34	$0.28	$0.35	$0.33	$0.42	$0.48	$0.40	$0.30

NOTE 15

RELATED PARTY TRANSACTIONS

In October 2017, September 2017, February 2017 and July 2016, Artesian Water entered into agreements in the normal course of business with W.F. Construction, Inc. for work associated with building modifications to water treatment plants. The amounts of these agreements were approximately  $60,000, $36,000, $100,000 and $131,000 respectively. The owner of W.F. Construction, Inc. is the husband of Mrs. Jennifer Finch, Vice President and Assistant Treasurer of Artesian Resources. Approximately $183,000 was paid to W.F. Construction, Inc. during 2017. Approximately $137,000 was paid to W.F. Construction, Inc. in 2016. As of December 31, 2017 and December 31, 2016, the Company had no liability to W.F. Construction, Inc.

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

NOTE 17

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued amended guidance for reporting revenue from contracts with customers. This guidance affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows arising from contracts with customers. For a public entity, the amendments in this guidance are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has identified its sources of revenue streams that fall within the scope of ASC Topic 606. The Company has also applied the five-step model to all qualifying revenue streams to determine when to recognize revenue. The Company has substantially completed its evaluation and concluded there is not a material change to how revenue is currently being recognized compared to how revenue will be recognized under this amended guidance. The Company will adopt this new standard and include the enhanced disclosure requirements in its 2018 first quarter filing using the modified retrospective method.

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

In January 2017, the FASB issued new guidance on Business Combinations. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company applied this amended guidance in 2017 to the purchase of the water assets from Fort DuPont Redevelopment and Preservation Corporation.

In February 2017, the FASB issued new guidance on Other Income – Gains and Losses from derecognition of Nonfinancial Assets to clarify the scope and application of the sale or transfer of nonfinancial assets to noncustomers, including partial sales and also define what constitutes an "in substance nonfinancial asset" which can include financial assets. The new guidance eliminates several accounting differences between transactions involving assets and transactions involving businesses. Further, the guidance aligns the accounting for derecognition of a nonfinancial asset with that of a business. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Management concluded there is no material impact on the Company's financial statements due to the adoption of this guidance.

NOTE 18

SUBSEQUENT EVENTS

On January 31, 2018, Artesian Water and CoBank entered into a Bond Purchase Agreement relating to the issue and sale by the Company to CoBank of a $25 million principal amount First Mortgage Bond, Series U, or the Series U Bond, due January 31, 2038, or (the Series U "Maturity Date").  The Series U Bond was issued pursuant to the Company's Indenture of Mortgage dated as of July 1, 1961, as amended and supplemented by supplemental indentures, including the Twenty-Third Supplemental Indenture, dated as of January 31, 2018 from the Company to Wilmington Trust Company, as Trustee.  The Indenture is a first mortgage lien against substantially all of the Company's utility plant.  The proceeds from the sale of the Series U Bond together with other funds of the Company, were used to pay in full at maturity indebtedness of the Company under those certain First Mortgage Bonds, Series P.  The DEPSC approved the issuance of the Series U Bond on December 21, 2017.

The Series U Bond carries an annual interest rate of 4.71% through and including the Series U Maturity Date. Interest is payable on January 30th, April 30th, July 30th and October 30th in each year and on the Series U Maturity Date, beginning April 30, 2018 until the Company's obligation with respect to the payment of principal, premium (if any) and interest shall be discharged.  Overdue payments shall bear interest as provided in the Supplemental Indenture. The term of the Series U Bond also includes certain limitations on the Company's indebtedness.

On January 16, 2018, the DEPSC approved the opening of Docket No. 17-1240 requiring Delaware utilities to determine the impact that the Tax Cuts and Jobs Act of 2017, or TCJA, had on its customers and potential rate relief due to customers.  Delaware utilities are required to report their findings back to the DEPSC by March 31, 2018.  The Company expects any reduction in corporate income tax expense resulting from the TCJA will be passed through to customers in the form of reduced tariff rates or approved DSIC rate.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Artesian Resources Corporation
Newark, Delaware

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and our report dated March 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2005.

Wilmington, Delaware
March 15, 2018

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

Artesian Resources Corporation's Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control Integrated Framework (2013)."  Based on this assessment, Management determined that at December 31, 2017, the Corporation's internal control over financial reporting was effective.

(c)  Attestation Report of the Registered Public Accounting Firm

The effectiveness of Artesian's internal control over financial reporting as of December 31, 2017 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(d)  Change in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting, occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Date: March 15, 2018

CHIEF EXECUTIVE OFFICER:	CHIEF FINANCIAL OFFICER:

/s/ DIAN C. TAYLOR	/s/ DAVID B. SPACHT
Dian C. Taylor	David B. Spacht

 ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Artesian Resources Corporation
Newark, Delaware

Opinion on Internal Control over Financial Reporting

We have audited Artesian Resources Corporation's (the "Company's") internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria") In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management's Annual Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Wilmington, Delaware
March 15, 2018

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Dian C. Taylor	72
Biography: Director since 1991 - Chair of the Board since July 1993, and Chief Executive Officer of Artesian Resources Corporation and its subsidiaries since September 1992. Ms. Taylor has been employed by the Company since August 1991. She was formerly a consultant to the Small Business Development Center at the University of Delaware from February 1991 to August 1991 and Owner and President of Achievement Resources Inc. from 1977 to 1991. Achievement Resources, Inc. specialized in strategic planning, marketing, entrepreneurial and human resources development consulting. Ms. Taylor was a marketing director for SMI, Inc. from 1982 to 1985. Ms. Taylor is the aunt of John R. Eisenbrey, Jr. and Nicholle R. Taylor. She serves on the Executive and Strategic Planning, Budget and Finance Committees.

Qualifications:  Ms. Dian Taylor has over 25 years of experience as Chief Executive Officer and President of the Company, during which the Company has continuously expanded its service area. Ms. Taylor has extensive knowledge of the complex issues facing smaller companies and prior strategic planning expertise. Ms. Taylor has served as President of the National Association of Water Companies, a trade organization of the investor-owned water utility industry. Ms. Taylor also has served on the Delaware Economic and Financial Advisory Council, on the Board of Directors of the Delaware State Chamber of Commerce, the American Heart Association, the Committee of 100 and the Delaware Council on Economic Education, as a Regional Advisory Board Member for Citizens Bank, a Trustee of the Delaware Grand Opera and the Christiana Care Hospital and as a Commissioner for the Delaware River and Bay Authority. Ms. Taylor currently serves on the Executive Committee of the Delaware Business Round Table. The Board views Ms. Taylor's experience with various aspects of the utility industry and her demonstrated leadership roles in business and community activities as important qualifications, skills and experiences for the Board of Directors' conclusion that Ms. Taylor should serve as a director of the Company.

Kenneth R. Biederman	74
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

John R. Eisenbrey, Jr.	62
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

Nicholle R. Taylor	50
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

William C. Wyer	71
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

Joseph A. DiNunzio, CPA, CGMA	55
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

Jennifer L. Finch, CPA	49
Vice President and Assistant Treasurer of Artesian Resources Corporation and its subsidiaries since February 2010. Ms. Finch previously served as Chief Accounting Director of Artesian Resources Corporation and its subsidiaries since August 2008. Prior to joining the Company, Ms. Finch held various accounting positions for Handler Corporation, a home builder and developer located in Wilmington, Delaware. Ms. Finch was employed by the Handler Corporation from 1994 through 2008.

Karl G. Randall	49
Assistant Secretary of Artesian Resources Corporation and Subsidiaries since May 2017 and General Counsel since August 2016.  Prior to joining Artesian in 2016, Mr. Randall served as Special Counsel at the Wilmington, Delaware law firm Morris, Nichols, Arsht & Tunnell LLP.  He received his undergraduate degree from Rutgers University and his law degree from American University's Washington College of Law.  He was admitted to the Delaware Bar in 2007.

David B. Spacht	58
Chief Financial Officer and Treasurer of Artesian Resources Corporation and its subsidiaries since January 1995, except that he has not been Chief Financial Officer of the wholly owned subsidiary Artesian Consulting Engineers, Inc. since May 2009. The Company has employed Mr. Spacht since 1980 and he has held various executive and management level positions within the Company.

John M. Thaeder	60
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

In accordance with the provisions of the Company's By-laws, the Board is divided into three classes. Members of each class serve for three years and one class is elected each year to serve a term until his or her successor shall have been elected and qualified or until earlier resignation or removal. Kenneth R. Biederman has been nominated for election to the Board of Directors at the shareholders Annual Meeting to be held May 3, 2018.

The Board, which met ten times in 2017, has established five standing committees: the Executive Committee, the Audit Committee, the Compensation Committee, the Strategic Planning, Budget and Finance Committee, and the Governance and Nominating Committee. Information with respect to these committees is set forth below. In addition, the charter for each of the five standing committees of the Board is available on our website, www.artesianwater.com.

Dian C. Taylor, the Company's Chief Executive Officer, also serves as Chair of the Board. The Board, after considering the size of the Company and the composition of the Board (five members, three of which are independent), has determined that the combined structure is appropriate. The Board has determined that having one person serving as Chair of the Board and Chief Executive Officer ensures a unified leadership of the Board and management and provides potential efficiency in the execution of the strategies and visions of the Board and management. The Board believes that Ms. Taylor's experience and operational knowledge of the business enables her to effectively perform both roles. Given the limited number of Board members and the practice of open communication with the entire Board, the Company does not have a lead independent director. The Board meets as often as needed and at least twice a year in executive session without any management or non-independent directors present. The Board believes this is an appropriate structure for the Company which provides the appropriate independent oversight. In addition, the Audit Committee and the Compensation Committee regularly consult with the Company's General Counsel to review the various types of risks that affect the Company and to consult on strategies to anticipate such risks. The Board believes this structure has been effective. The Board meets with management on a regular basis to review operational reports, financial updates, strategic development and other matters. Frequent meetings help to promote and ensure open communication with the management team. All Board members are engaged and remain actively involved in their oversight roles. The Board is responsible for oversight of the Company's risk management process. The senior management team is responsible for identifying risks, managing risks and reporting and communicating risks back to the Board.

Director Compensation

In May 2017, each independent director received an annual retainer fee of $28,000 paid in advance. Dian C. Taylor and Nicholle R. Taylor received annual retainer fees of $27,000. The chair of the Audit Committee received an additional annual retainer of $9,000.  The chair of the Corporate Governance and Nominating Committee received an additional annual retainer of $9,000. The chair of the Compensation Committee received an additional annual retainer of $7,000. The members of the Strategic Planning, Budget and Finance Committee each received additional annual retainers of $3,000.  The members of the Executive Committee each received additional annual retainers of $1,000. Each director received $2,000 for each Board meeting attended, $1,500 for each committee meeting attended on the day of a regular board meeting and $2,000 for each committee meeting attended on any other day.  Each director received $500 per diem for workshops.

In 2017, our directors, other than Dian C. Taylor and Nicholle R. Taylor, whose fees as director are included in the Summary Compensation Table, received the following compensation:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All other Compensation ($)(2)	Total ($)
Kenneth R. Biederman	83,000	38,100	---	121,100
John R. Eisenbrey, Jr.	82,000	38,100	---	120,100
William C. Wyer	81,000	38,100	24,005	143,105

(1)
On May 3, 2017, each Director received a restricted Stock Award of 1,000 shares of Class A Stock. The fair market value per share was $38.10, the closing price of the Class A common stock as recorded on the Nasdaq Global Market on May 3, 2017.  The restricted shares vest one year from the date of grant.  The aggregate number of stock options and restricted shares outstanding at December 31, 2017 for each Director is:

	Option Shares Outstanding at December 31, 2017	Restricted Shares Outstanding at December 31, 2017
Kenneth R. Biederman	40,500	1,000
John R. Eisenbrey, Jr.	27,000	1,000
William C. Wyer	33,750	1,000

(2)	$21,284 was for medical insurance premiums for Mr. Wyer and his spouse, $2,700 was for a physical for Mr. Wyer and $21 was for life insurance premiums for Mr. Wyer..

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2017, the members of our Compensation Committee were Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer. None of our executive officers serves as a director or as a member of the compensation committee, or any other committee serving an equivalent function, of any entity that has one or more of its executive officers serving as members of our Compensation Committee or as a director of our Board.  No member of our Compensation Committee has ever been our employee. Our independent directors are Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer.

Independence

In 2017, the Board of Directors determined that Messrs. Biederman, Eisenbrey and Wyer, a majority of the Board of Directors, met the independence requirements prescribed by the listing standards of the NASDAQ Global Select Market.

Audit Committee

The Audit Committee reviews the procedures and policies relating to the internal accounting procedures and controls of the Company, and provides general oversight with respect to the accounting principles employed in the Company's financial reporting. As part of its activities, the Audit Committee meets with representatives of the Company's management and independent accountants. The Audit Committee has considered the extent and scope of non-audit services provided to the Company by its outside accountants and has determined that such services are compatible with maintaining the independence of the outside accountants. The Audit Committee appoints and retains the Company's independent accountants. The Audit Committee consists of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer. The Board of Directors has also determined that each member of the Audit Committee meets the independence requirements prescribed by the listing standards of the NASDAQ Global Select Market and the rules and regulations of the Securities and Exchange Commission. The Board of Directors has further determined that Mr. Biederman, a member of the Audit Committee, is an "audit committee financial expert" as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC. During 2017, the Audit Committee met seven times.

Compensation Committee

The Compensation Committee reviews the compensation and benefits provided to key management employees, officers and directors and makes recommendations as appropriate to the Board. The Committee also determines whether and what amounts should be granted under the 2015 Equity Compensation Plan, or the Plan, and may make recommendations for amendments to the Plan. The Compensation Committee is comprised of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer, three independent directors. The Board of Directors has also determined that each member of the Compensation Committee meets the independence requirements prescribed by the listing standards of the NASDAQ Global Select Market and the rules and regulations of the Securities and Exchange Commission. During 2017, the Compensation Committee met four times.

Consideration of Director Candidates

The Governance and Nominating Committee is comprised of three independent directors, Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer. As part of the formalized nominating procedures, the committee makes recommendations for Director nominations to the full Board. Director candidates nominated by stockholders are considered in the same manner, provided the nominations are submitted to the Secretary and copied to the Chairman of the committee on a timely basis and in accordance with the Company's By-laws. Nominations for the election of directors for the 2018 Annual Stockholders' Meeting were approved by the Governance and Nominating Committee on January 17, 2018.

The Governance and Nominating Committee has determined that no one single criterion should be given more weight than any other criteria when it considers the qualifications of a potential nominee to the Board. Instead, it believes that it should consider the total "skills set" of an individual. In evaluating an individual's skills set, the  Governance and Nominating Committee considers a variety of factors, including, but not limited to, the potential nominee's background and education, his or her general business experience, and whether or not he or she has any experience in positions with a high degree of responsibility. In addition, although the Governance and Nominating Committee does not have a policy with regard to the consideration of diversity in identifying director nominees, its charter includes in the Governance and Nominating Committee's duties and responsibilities that it seek members from diverse backgrounds so that the Board consists of members with a broad spectrum of experience and expertise.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, directors, officers and certain beneficial owners of the Company's equity securities are required to file reports of their transactions in the Company's equity securities with the Securities and Exchange Commission on specified due dates. With respect to the fiscal year 2017, reports of transactions by all directors, officers and such beneficial holders were timely filed. In making this statement, the Company has relied on the written representations of its directors, officers and holders of more than ten percent (10%) of either class of our outstanding common stock and copies of the reports that they filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This discussion describes the Company's compensation program for its named executive officers listed in the Summary Compensation Table that immediately follows this discussion.  The named executive officers are: Dian C. Taylor, Chair, President & Chief Executive Officer; David B. Spacht, Chief Financial Officer & Treasurer; Joseph A. DiNunzio, Executive Vice President & Secretary; Nicholle R. Taylor, Senior Vice President, and John M. Thaeder, Senior Vice President. For details regarding the Company's compensation of its directors, please see the Directors' Compensation Table in Item 10 – Directors, Executive Officers and Corporate Governance.

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

Compensation Process

The Compensation Committee relies on various factors in determining executive compensation, including  overall financial performance of the Company, combined with an executive officer's individual performance, progress in meeting strategic corporate objectives, and changes in responsibilities, as well as the consideration of elements of compensation not provided for by the Company in comparison to its peers.  The Compensation Committee generally exercises broad discretion in setting the compensation of the Chief Executive Officer and other executives and primarily considers the performance of the management team as a group, the Chief Executive Officer's assessment of other executive's performance and compensation recommendations with respect to the other executive officers as part of its process.

The Compensation Committee engaged Pearl Meyer & Partners as a compensation consultant in 2013 to provide it with independent advice on executive compensation matters.  They did not develop a public company peer group as part of their compensation benchmarking exercise, as they found few similarly sized, publicly traded water utilities.  They used data available from the peer group of water utility companies identified in Part II, Item 5 of the Company's 2012 Form 10-K to review incentive plan market practices and to establish industry practices, but did not use the pay data from these organizations given that the size of many are substantially larger than the Company.  This peer group was used in 2013, and continues to be used, to compare the percentage change in cumulative shareholder returns.  The peer group includes: American States Water Company; American Water Works Company, Inc.; Aqua America, Inc.: California Water Service Group; Connecticut Water Service, Inc.; Middlesex Water Company; SJW Corporation and The York Water Company.  The Company continues to use these companies as peers for consideration of elements of compensation not provided for by the Company.

Base Salary

Base salaries for Company executives are set at levels considered appropriate to attract and retain seasoned and talented personnel.  In 2017, the Compensation Committee increased the base salary of each of the named executive officers by the following:  Dian C. Taylor – 10%; Joseph A. DiNunzio – 18.75%, David B. Spacht – 13.78%, John M. Thaeder – 3%, and Nicholle R. Taylor – 6.80%.  The increase for Mr. DiNunzio included recognition for his additional responsibilities upon his appointment as President of Artesian Water Maryland, Inc.  The increase for Mr. Spacht acknowledged his additional responsibilities with respect to oversight of our Delaware wastewater operations and our business development efforts. The Compensation Committee determines actual base salaries for each executive other than the Chief Executive Officer based upon:

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

Cash Bonus and Equity Compensation Awards

Annually, the Compensation Committee determines whether any Cash Bonus and/or Equity Compensation Award should be granted to any of the executives.  The Cash Bonus and Equity Compensation Awards are intended to reward executives for their contributions towards meeting the Company's strategic objectives.  Cash Bonus and Equity Compensation Awards are entirely discretionary and are based upon a qualitative assessment conducted by the Compensation Committee in the case of the Chief Executive Officer and by the Compensation Committee and the Chief Executive Officer in the case of other executives.  Recognizing both the executive team's and each individual named executive officer's contributions toward meeting the Company's strategic objectives, cash bonuses were awarded to the Chief Executive Officer and named executive officers in 2017, 2016 and 2015.

Equity compensation may be awarded by the Board under the Company's 2015 Equity Compensation Plan, or the Plan, which provides for the grants of stock options, stock units, stock awards, dividend equivalents and other stock-based awards.  The Plan is meant to encourage recipients of such grants to contribute materially to the growth of the Company, for the benefit of the Company's shareholders, and to align the economic interests of the recipients with those of shareholders.  In 2017 the Chief Executive Officer and the named executive offices each received 861 shares of Class A Common Stock in fully vested stock awards.

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

The Role of Management in the Executive Compensation Process

Our Director of Human Resources typically assists the Compensation Committee by preparing and providing information showing:

·	current executive compensation levels;
·	executive compensation recommendations made by the Chief Executive Officer;
·	salary grade minimum, midpoint and maximums for each executive as provided by the Company's compensation consultant retained in 2013; and
·	actual base salary, cash bonus and equity compensation for each of the prior three years for each executive.

Our Chief Executive Officer meets with the Compensation Committee and provides input regarding the contributions of each executive towards the Company's strategic objectives and each executive's overall performance that formed the basis for her recommendations to the Compensation Committee.  The final decisions regarding compensation for each executive are made by the Compensation Committee. Please refer to Compensation Committee Interlocks and Insider Participation in Item 10 – Directors, Executive Officers and Corporate Governance for more information.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on the review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K.

The Compensation Committee,

William C. Wyer, Chairman
Kenneth R. Biederman
John R. Eisenbrey, Jr.

The following table sets forth a summary of the compensation earned by our named executive officers, the Chief Executive Officer, Chief Financial Officer and the next three highest paid executive officers for the fiscal year 2017.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)	All Other Compensation ($)(3),(4),(5)	Total ($)

Dian C. Taylor, Chair, Chief Executive	2017	502,429	281,253	69,347	N/A	163,126	1,016,155
Officer & President	2016	479,394	152,500	27,700	N/A	142,229	801,823
	2015	460,736	175,000	27,380	N/A	178,353	841,469

David B. Spacht, Chief Financial	2017	314,610	131,253	31,247	N/A	26,888	503,998
Officer & Treasurer	2016	292,675	70,850	N/A	N/A	24,774	388,299
	2015	276,037	83,650	N/A	N/A	32,747	392,434

Joseph A. DiNunzio, Executive Vice	2017	360,972	181,253	31,247	N/A	34,749	608,221
President & Secretary	2016	322,958	70,000	N/A	N/A	29,922	422,880
	2015	316,356	100,000	N/A	N/A	34,556	450,912

Nicholle R. Taylor, Senior Vice	2017	262,198	131,253	69,347	N/A	85,575	548,373
President	2016	252,299	72,500	27,700	N/A	80,859	433,358
	2015	235,321	65,000	27,380	N/A	73,119	400,820

John M. Thaeder, Senior Vice	2017	294,410	131,253	31,247	N/A	21,283	478,193
President of Operations	2016	286,163	70,000	N/A	N/A	18,495	374,658
	2015	288,417	65,450	N/A	N/A	19,776	373,643

(1)
On May 3, 2017, Dian Taylor and Nicholle Taylor each received a restricted stock award of 1,000 shares of Class A Stock in their capacities as directors of the Company.  The award was valued at the fair market value on the date of the award (last reported sale price on the date of award) or $38.10 per share. The restricted shares vest one year from the date of grant. On May 4, 2016, Dian Taylor and Nicholle Taylor each received a restricted stock award of 1,000 shares of Class A common stock.  The award was valued at the fair market value on the date of the award (last reported sale price on the date of award) or $27.70 per share. The restricted shares vest one year from the date of grant.  On December 18, 2015, each received a fully vested Stock Award of 1,000 shares of Class A Stock. The award was valued at the fair market value on the date of the award or $27.38 per share.

(2)	On June 28, 2017 each officer received a fully vested Stock Award of 861 shares of Class A Stock. The award was valued at the fair market value on the date of the award or $38.06 per share.
(3)
Under the Company's defined contribution 401(k) Plan, the Company contributes two percent of an eligible employee's gross earnings. The Company also matches fifty percent of the first six percent of the employee's gross earnings that the employee contributes to the 401(k) Plan. In addition, all employees hired before April 26, 1994 and under the age of sixty at that date are eligible for additional contributions to the 401(k) Plan. Employees over the age of sixty at that date receive Company paid medical, dental and life insurance benefits upon retirement. The Company will not provide the additional 401(k) or medical, dental and life insurance benefits to any other current or future employees. In 2016, Company contributions to the 401(k) Plan under terms available to all other employees based upon their years of service and plan eligibility were made in the amounts of:

Dian C. Taylor	$34,216
David B. Spacht	$26,318
Joseph A. DiNunzio	$32,742
Nicholle R. Taylor	$31,219
John M. Thaeder	$16,196

(4)
Executive officers are reimbursed for eligible medical expenses not otherwise covered by the Company's medical insurance plan under the Officer's Medical Reimbursement Plan. Amounts reimbursed are included in the "All Other Compensation" column in the table above. Dian C. Taylor received reimbursements of $48,730 in 2017.

(5)
Also included in the "All Other Compensation" column in the table above are amounts received by Dian C. Taylor as compensation for attendance at meetings of the Board and its committees in 2017 totaling $53,500, $10,147 for security provided at her personal residence, $13,144 for country club dues and personal use of a company-owned vehicle. Also included in the "All Other Compensation" column in the table above are amounts received by Nicholle R. Taylor as compensation for attendance at meetings of the Board and its committees in 2017 totaling $52,500.

CEO Pay Ratio

The 2017 compensation disclosure ratio of the median annual total compensation of all Company employees to the annual total compensation of the Company's CEO is as follows:

2017 Total Compensation
Median Employee total annual compensation	$91,875
Annual total compensation of Dian C. Taylor, CEO	$1,016,155
Ratio of CEO to median employee compensation	11:1

For simplicity, we identified the median employee by examining the base annual salary for all individuals, excluding our CEO, who were employed by us on October 6, 2017.  We included all employees, whether employed on a full-time, part-time, or seasonal basis. We believe that the use of base annual salary compensation, excluding overtime, is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees and believe that it provides a reasonable estimate of the pay ratio calculated in a manner consistent with Item 402(u) of Regulation S-K.  After identifying the median employee by examining base annual salary excluding overtime, we calculated annual total compensation, including overtime, for such employee using the same methodology we use for our named executive officers set forth in the 2017 Summary Compensation Table.

Grants of Plan-Based Awards Table

Name	Grant Date	Vest Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock & Option Awards ($)

Dian C. Taylor	5/03/2017	5/03/2018	1,000	-	-	38,100
Nicholle R. Taylor	5/03/2017	5/03/2018	1,000	-	-	38,100

On May 3, 2017, Dian Taylor and Nicholle Taylor each received a Restricted Stock Award of 1,000 shares of Class A Stock, as noted in the table above. The awards were valued at the fair market value on the date of the award (last reported sale price on the date of award) or $38.10 per share. The restricted shares vest one year from the date of grant.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date

Dian C. Taylor	6,750	0	18.61	5/18/2020
	6,750	0	19.06	5/17/2021
	6,750	0	19.01	5/09/2022
	6,750	0	22.66	5/08/2023
	6,750	0	21.86	5/07/2024

Nicholle R. Taylor	1,302	0	18.43	5/14/2018
	6,750	0	15.26	5/19/2019
	6,750	0	18.61	5/18/2020
	6,750	0	19.06	5/17/2021
	6,750	0	19.01	5/09/2022
	6,750	0	22.66	5/08/2023
	6,750	0	21.86	5/07/2024

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Dian C. Taylor	20,250	424,316	1,821	69,547
Nicholle R. Taylor	5,448	117,794

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the equity securities of the Company, as of March 12, 2018 for each director, each named executive officer, each beneficial owner of more than five percent (5%) of the outstanding shares of any class of the Company's voting securities and all directors and executive officers as a group, based in each case on information furnished to the Company. Addresses are provided for each beneficial owner of more than five percent (5%) of the Company's voting securities.

	Class A Non-Voting Common Stock(1)		Class B Common Stock(1)
	Shares	Percent(2)	Shares	Percent(2)

Dian C. Taylor (3) 664 Churchmans Road Newark, Delaware 19702	155,509	1.9	159,509	18.1

Kenneth R. Biederman (3)	61,375	*	---	---

John R. Eisenbrey, Jr. (3)(4)(5) 15 Albe Drive Newark, Delaware 19702	75,751	0.9	45,707	5.2

Nicholle R. Taylor (3)(6) 20 Brendle Lane Wilmington, Delaware 19807	48,222	*	279,963	31.8

William C. Wyer (3)	50,250	*	---	---

Joseph A. DiNunzio	17,467	*	203	*

David B. Spacht	1,359	*	189	*

John M. Thaeder	32,482	*	1,350	*

Louisa Taylor Welcher 219 Laurel Avenue Newark, DE 19711	75,133	*	135,862	15.4

Directors and Executive Officers as a Group (11 Individuals)(3)	491,064	5.8	486,921	55.2

* less than 1%

((1)
The nature of ownership consists of sole voting and investment power unless otherwise indicated.  The amount also includes all shares issuable to such person or group upon the exercise of options or vesting of restricted shares held by such person or group to the extent such options are exercisable or restricted shares vest within 60 days after March 12, 2018.

(2)
The percentage of the total number of shares of the class outstanding is shown where that percentage is one percent or greater.  Percentages for each person are based on the aggregate number of shares of the applicable class outstanding as of March 12, 2018, and all shares issuable to such person upon the exercise of options or vesting of restricted shares held by such person to the extent such options are exercisable or restricted shares vest within 60 days of that date.

(3)
Includes vesting of restricted shares and options to purchase shares of the Company's Class A Stock, as follows: Ms. D. Taylor (34,750 shares); Mr. Biederman (41,500 shares); Mr. Eisenbrey, Jr. (28,000 shares); Ms. N. Taylor (42,802 shares); Mr. Wyer (34,750 shares).

(4)	89,123 shares were pledged by Mr. Eisenbrey, Jr. as collateral for a loan.

(5)
Includes 780 shares of the Class B Stock owned by a trust, of which Mr. Eisenbrey, Jr. is a trustee and has a beneficial ownership interest, and 1,555 shares of the Class B Stock held in custodial accounts for Mr. Eisenbrey, Jr.'s daughters.

(6)	Includes 25 shares of the Class A Stock and 45 shares of the Class B stock held in custodial accounts for Ms. N. Taylor's daughter and 249 shares of Class A stock held by spouse.

Securities Authorized for Issuance under Equity Compensation Plans

Information relating to securities authorized for issuance under equity compensation plans is included under the caption "Equity Compensation Plan Information" in this Form 10-K.

Equity Compensation Plan Information

The following table provides information on the shares of our Class A Stock that may be issued upon exercise of outstanding stock options and vesting of awards as of December 31, 2017 under the Company's stockholder approved stock plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon award vesting of exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	181,802	$19.36	309,932

Total	181,802	$19.36	309,932

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

Related Party Transactions

In October 2017, September 2017, February 2017 and July 2016, Artesian Water entered into agreements in the normal course of business with W.F. Construction, Inc. for work associated with building modifications to water treatment plants.  The amounts of these agreements were approximately $60,000, $36,000, $100,000 and $131,000, respectively. The owner of W.F. Construction, Inc. is the husband of Mrs. Jennifer Finch, Vice President and Assistant Treasurer of Artesian Resources.  Approximately $183,000 was paid to W.F. Construction, Inc. in 2017.  Approximately $137,000 was paid to W.F. Construction, Inc. in 2016. As of December 31, 2017 and December 31, 2016, the Company had no liability to W.F. Construction, Inc.

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

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed to the Company for the fiscal year 2017 and 2016 by the independent registered public accounting firm, BDO USA, LLP. Certain amounts for current year fees are estimated and adjusted to reflect actuals once received, prior year fees have been updated to reflect actuals.

(In thousands)	2017	2016
Audit Fees	$403	$400
Audit-Related Fees	14	12
Tax Fees	---	---
All Other Fees	--	---

Total Fees	$417	$412

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

Audit-Related Fees: consist of fees for services related to the audit of the Company's 401(k) Plan. The fees billed to the Company for the 401(k) Plan's audit were $14,000 and $12,000 for 2017 and 2016 respectively.

Tax Fees: consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, return preparation and tax audits.  The independent registered public accounting firm did not provide any tax services to the Company in 2017 and 2016.

All Other Fees: consist of fees for services other than described above. The independent registered public accounting firm did not provide any other services to the Company in 2017 and 2016.

Pursuant to policy, the Audit Committee pre-approves audit and tax services for the year as well as non-audit services to be provided by the independent registered public accounting firm. Any changes in the amounts quoted are also subject to pre-approval by the committee. Any audit related fees and tax fees paid are pre-approved by the committee.

The Audit Committee of the Company's Board of Directors has considered whether BDO's provision of the services described above for the fiscal year ended December 31, 2017, is compatible with maintaining its independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	The following documents are filed as part of this report:	Page(s)*
(1)	Financial Statements:
Reports of Independent Registered Public Accountants
Consolidated Balance Sheets at December 31, 2017 and 2016
Consolidated Statements of Operations for the three years ended December 31, 2017
Consolidated Statements of Cash Flows for the three years ended December 31, 2017
Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 2017
Notes to Consolidated Financial Statements

(2)	Exhibits: see the exhibit list below

* Page number shown refers to page number in this Report on Form 10-K

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2017

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
4.1
Twenty-Third Supplemental Indenture dated as of January 31, 2018, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 4.1 filed with the Company's Form 8-K filed on February 2, 2018.

4.2
Twenty-Second Supplemental Indenture dated as of January 18, 2017, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 4.1 filed with the Company's Form 8-K filed on January 20, 2017.

4.3
First Amendment to Indenture of Mortgage and to the Sixteenth, Eighteenth and Twentieth Supplemental Indentures dated as of January 18, 2017, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.*

4.4	Twenty-First Supplemental Indenture dated as of November 20, 2009, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.*

4.5
Twentieth Supplemental Indenture dated as of December 1, 2008, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 4.1 filed with the Company's Form 8-K filed on December 4, 2008.

4.6
Eighteenth Supplemental Indenture dated as of August 1, 2005, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.7
Seventeenth supplemental Indenture dated as of December 1, 2003 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 4.1 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

4.8
Sixteenth supplemental Indenture dated as of January 31, 2003 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.2 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

4.9
Fifteenth supplemental Indenture dated as of December 1, 2000 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 4.1 filed with the Company's Form 10-Q for the quarterly period ended March 31, 2002.

4.10	Indenture of Mortgage dated July 1, 1961, between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee.*

4.11
Bond Purchase Agreement, dated January 31, 2018 by and between Artesian Water Company, Inc., subsidiary of the Company, and CoBank, ACB.  Incorporated by reference to Exhibit 4.2 filed with the Company's Form 8-K filed on February 2, 2018.

4.12
Bond Purchase Agreement, dated January 18, 2017 by and between Artesian Water Company, Inc., subsidiary of the Company, and CoBank, ACB.  Incorporated by reference to Exhibit 4.2 filed with the Company's Form 8-K filed on January 20, 2017.

4.13	First Amendment to Bond Purchase Agreement, dated as of January 18, 2017 by and between Artesian Water Company, Inc., subsidiary of the Company, and CoBank, ACB.*

4.14
Bond Purchase Agreement, dated December 1, 2008 by and between Artesian Water Company, Inc., subsidiary of the Company, and CoBank, ACB.  Incorporated by reference to Exhibit 4.2 filed with the Company's Form 8-K filed on December 4, 2008.

4.15
Letter Agreement, dated as of September 15, 2015, by and between Artesian Water Company, Inc. and CoBank ACB. Incorporated by reference to Exhibit 4.1 filed with the Company's Form 8-K filed on September 18, 2015.

4.16	Artesian Resources Corporation 2015 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Form S-8 filed December 16, 2015.

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

10.2
Financing Agreement, dated as of July 15, 2011, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K filed on July 19, 2011.

10.3
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

10.4
Financing Agreement and General Obligation Note dated February 12, 2010 between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund Delaware Department of Health and Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K filed on February 17, 2010.

10.5	Amended and Restated Revolving Credit Agreement between Artesian Water Company, Inc. and CoBank, ACB dated September 28, 2017.

10.6
Demand Line of Credit Agreement dated January 19, 2010 between Artesian Resources Corporation and each of its subsidiaries and Citizens Bank of Pennsylvania, as amended or modified from time to time.  Incorporated by reference to Exhibit 10.2 filed with the Company's Form 8-K filed on January 25, 2010.

10.7
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

10.14	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.***

10.15	Officer's Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.***

21	Subsidiaries of the Company as of December 31, 2017. *

23.1	Consent of BDO USA, LLP *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101
The following financial statements from Artesian Resources Corporation's Annual Report on Form 10-K for the year ended December 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders' Equity and (v) the Notes to the Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.
***	Compensation plan or arrangement required to be filed or incorporated as an exhibit.

SIGNATURES
ARTESIAN RESOURCES CORPORATION

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 15, 2018	By: /s/ DAVID B. SPACHT
David B. Spacht
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:
/s/ DIAN C. TAYLOR
Dian C. Taylor	President and Chief Executive Officer	March 15, 2018

Principal Financial and Accounting Officer:
/s/ DAVID B. SPACHT
David B. Spacht	Chief Financial Officer and Treasurer	March 15, 2018

Directors:
/s/ DIAN C. TAYLOR
Dian C. Taylor	Director	March 15, 2018

/s/ KENNETH R. BIEDERMAN
Kenneth R. Biederman	Director	March 15, 2018

/s/ WILLIAM C. WYER
William C. Wyer	Director	March 15, 2018

/s/ JOHN R. EISENBREY, JR.
John R. Eisenbrey, Jr.	Director	March 15, 2018

/s/ NICHOLLE R. TAYLOR
Nicholle R. Taylor	Director	March 15, 2018