Form 10-Q
period 2018-03-31
ARTESIAN RESOURCES CORP
filed 2018-05-03
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of  May 1, 2018, 8,348,902 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	March 31, 2018	December 31, 2017
Utility plant, at original cost (less accumulated depreciation 2018 - $ 119,766; and 2017 - $116,945)	$467,393	$460,502
Current assets
Cash and cash equivalents	293	952
Accounts receivable (less allowance for doubtful accounts 2018 - $294; 2017 - $288)	8,073	8,897
Income tax receivable	651	2,353
Unbilled operating revenues	1,296	1,427
Materials and supplies	1,417	1,519
Prepaid property taxes	892	1,795
Prepaid expenses and other	1,751	2,042
Total current assets	14,373	18,985
Other assets
Non-utility property (less accumulated depreciation - 2018- $708; 2017 - $689)	3,877	3,882
Other deferred assets	3,967	3,721
Total other assets	7,844	7,603
Regulatory assets, net	7,515	7,549
Total Assets	$497,125	$494,639

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$9,230	$9,215
Preferred stock	—	—
Additional paid-in capital	99,951	99,526
Retained earnings	39,213	37,903
Total stockholders' equity	148,394	146,644
Long-term debt, net of current portion	105,179	105,587
	253,573	252,231
Current liabilities
Lines of credit	14,447	9,610
Overdraft payable	1,354	1,344
Current portion of long-term debt	4,676	8,853
Accounts payable	2,982	2,888
Accrued expenses	660	304
Accrued interest	1,132	1,805
Customer deposits	992	969
Other	4,054	2,688
Total current liabilities	30,297	28,461

Commitments and contingencies

Deferred credits and other liabilities
Net advances for construction	7,685	7,797
Regulatory liabilities	23,202	23,201
Deferred investment tax credits	522	526
Deferred income taxes	53,549	54,137
Total deferred credits and other liabilities	84,958	85,661

Net contributions in aid of construction	128,297	128,286
	$497,125	$494,639
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months Ended March 31,

	2018	2017
Operating revenues
Water sales	$16,645	$16,935
Other utility operating revenue	999	1,020
Non-utility operating revenue	1,262	1,235
Total Operating Revenues	18,906	19,190

Operating expenses
Utility operating expenses	9,083	8,905
Non-utility operating expenses	663	686
Depreciation and amortization	2,568	2,319
State and federal income taxes	1,339	2,095
Property and other taxes	1,282	1,194
Total Operating Expenses	14,935	15,199

Operating income	3,971	3,991

Other income, net
Allowance for funds used during construction (AFUDC)	88	70
Miscellaneous income	918	582

Income before interest charges	4,977	4,643

Interest charges	4,643	1,557

Net income applicable to common stock	$3,478	$3,086

Income per common share:
Basic	$0.38	$0.34
Diluted	$0.37	$0.34

Weighted average common shares outstanding:
Basic	9,223	9,135
Diluted	9,281	9,204

Cash dividends per share of common stock	$0.2352	$0.2283

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,478	$3,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,568	2,319
Deferred income taxes, net	(592)	1,237
Stock compensation	47	34
AFUDC, equity portion	(56)	(47)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	824	1,615
Income tax receivable	1,702	(73)
Unbilled operating revenues	131	(96)
Materials and supplies	102	(48)
Prepaid property taxes	903	841
Prepaid expenses and other	291	198
Other deferred assets	(255)	(160)
Regulatory assets	91	84
Accounts payable	(4,177)	(1,191)
Accrued expenses	94	1,197
Accrued interest	(673)	250
Customer deposits and other, net	1,389	868
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,867	10,114

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(9,879)	(7,664)
Proceeds from sale of assets	10	9
NET CASH USED IN INVESTING ACTIVITIES	(9,869)	(7,655)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit agreements	4,837	(3,238)
Increase in overdraft payable	356	742
Net advances and contributions in aid of construction	398	2,128
Net proceeds from issuance of common stock	393	414
Dividends paid	(2,168)	(2,084)
Debt issuance costs	(75)	(148)
Principal repayments of long-term debt	(398)	(290)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,343	(2,476)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(659)	(17)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	952	226

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$293	$209

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions	$48	$443
Interest paid	$2,172	$1,307
Income taxes paid	$0	$515

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

Artesian Wastewater Management, Inc., or Artesian Wastewater, is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company. As of March 31, 2018, Artesian Wastewater owned and operated four wastewater treatment facilities, which are permitted to treat approximately 500,000 gallons per day. In August 2016, Artesian Wastewater and Sussex County, a political subdivision of Delaware, entered into an agreement to provide reciprocal services to address the periodic need of each for additional wastewater treatment and disposal capacity in certain service areas within Sussex County.  There are numerous locations in Sussex County where Artesian Wastewater's and Sussex County's facilities are capable of being connected or integrated to allow for the movement and disposal of wastewater generated by one or the other's system in a manner that most efficiently and cost effectively manages wastewater transmission, treatment and disposal.

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

The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit. The ISLP Plan enhances available coverage to include water and wastewater lines within customers' residences. As of March 31, 2018, approximately 19,500, or 24.5%, of our eligible water customers enrolled in the WSLP Plan, approximately 15,400, or 19.4%, of our eligible enrolled in the SSLP Plan, and approximately 4,900, or 6.1%, of our eligible customers enrolled in the ISLP Plan. Approximately 1,600 non-utility customers enrolled in one of our three protection plans.

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

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation

The unaudited condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company's annual report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company's annual report on Form 10-K for fiscal year 2017 as filed with the Securities and Exchange Commission on March 15, 2018.

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company's balance sheet position as of March 31, 2018, the results of operations for the three month periods ended March 31, 2018 and 2017 and the cash flows for the three month periods ended March 31, 2018 and March 31, 2017.

The results of operations for the interim periods presented are not necessarily indicative of the results for the full year or for future periods.

NOTE 3 – REVENUE RECOGNITION

Background

On January 1, 2018 the Company adopted Accounting Standards Codification 606, or ASC 606, Revenue from Contracts with Customers, using the modified retrospective approach. The Company identified its sources of revenue streams that fall within the scope of this guidance and applied the five-step model to all qualifying revenue streams to determine when to recognize revenue. The Company concluded there is not a material change to how revenue was recognized before and after the adoption of ASC 606, therefore, no cumulative retained earnings adjustment was required.  However, adoption of this new accounting standard resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. See below for further details.

Artesian's operating revenues are primarily attributable to regulated contract services based upon tariff rates approved by the Delaware Public Service Commission, or DEPSC, the Maryland Public Service Commission, or MDPSC and the PAPUC.  Regulated contract service revenues consist of water consumption, fixed fees for water and wastewater services including customer and fire protection fees, services charges and a Distribution System Improvement Charge, or DSIC, billed to customers at rates outlined in our tariffs that represent stand-alone selling prices.  Our non-regulated contract revenues consist of Service Line Protection Plan, or SLP Plan, fees, water and wastewater contract operations, and wastewater inspection fees.

Regulated Contract Revenues

Artesian generates revenue from the sale of water to customers in Delaware, Cecil County, Maryland, and Southern Chester County, Pennsylvania once a customer requests service in our territory.  We recognize water consumption revenue at tariff rates on a cycle basis for the volume of water transferred to customers based upon meter readings for actual gallons of water consumed as well as unbilled amounts for estimated usage from the date of the last meter reading to the end of the accounting period.  As actual usage amounts are known based on recurring meter readings, adjustments are made to the unbilled estimates in the next billing cycle based on the actual results.  Estimates are made on an individual customer basis, based on one of three methods (the previous year's consumption in the same period, the previous billing period's consumption, or averaging) and are adjusted to reflect current changes in water demand on a system-wide basis. While actual usage for individual customers may differ materially from the estimate based on management judgements described above, we believe the overall total estimate of consumption and revenue for the fiscal period will not differ materially from actual billed consumption.  The majority of our water customers are billed for water consumed on a monthly basis, while the remaining customers are billed on a quarterly basis.  As a result, we record unbilled operating revenue (contract asset) for any estimated usage through the end of the accounting period that will be billed in the next monthly or quarterly billing cycle.

Artesian generates fixed fee revenue for water and wastewater services provided to customers once a customer requests service in our territory.  Our wastewater territory is located in Sussex County, Delaware.  We recognize revenue from these services on a ratable basis over time as the customer simultaneously receives and consumes all the benefits of the Company remaining ready to provide them water and wastewater service.  These contract services are billed in advance at tariff rates on a monthly, quarterly or semi-annual basis.  As a result, we record deferred revenue (contract liability) and accounts receivable for any amounts for which we have a right to invoice but for which services have not been provided.  This deferred revenue is netted with unbilled operating revenue on the Consolidated Balance Sheet.

Artesian generates service charges primarily from non-payment fees, such as water shut off and reconnection fees and finance charges.  These fees are billed and recognized as revenue at the point in time when our tariffs indicate the Company has the right to payment such as days past due have been reached or shut-offs and reconnections have been performed.  There is no contract asset or liability associated with these fees.

Artesian generates revenue from a DSIC, which is a surcharge applied to water customer tariff rates in Delaware related to specific types of water distribution system improvements.  This rate is calculated on a semi-annual basis based on an approved projected revenue requirement over the following six-month period.  This rate is adjusted up or down at the next DSIC filing to account for any differences between actual earned revenue and the projected revenue requirement.  Since DSIC revenue is a surcharge applied to tariff rates, we recognize DSIC revenue based on the same guidelines as noted above depending on whether the surcharge was applied to consumption revenue or fixed fee revenue.

The DEPSC required Delaware utilities to determine the impact that the Tax Cuts and Jobs Act of 2017, or TCJA, had on its customers and potential rate relief due to customers.  The Company expects any reduction in corporate income tax expense resulting from the TCJA will be passed through to customers in the form of reduced tariff rates or approved DSIC rate.  Until a final decision is determined by the DEPSC, recognized DSIC revenue for the first quarter of 2018 is being held in reserve (refund liability) and is not reflected in income.  This reserved amount approximates the TCJA impact to Artesian Water's customers.

Accounts receivable from our regulated contract customers are typically due within 25 days of invoicing.  An allowance for doubtful accounts is calculated as a percentage of total associated revenues.  We mitigate our exposure to credit losses by discontinuing services in the event of non-payment; accordingly, the related allowance for doubtful accounts and associated bad debt expense has not been significant.

Non-regulated Contract Revenues

Artesian generates  SLP Plan revenue once a customer requests service to cover all parts, materials and labor required to repair or replace leaking water service lines, leaking or clogged sewer lines, or water and wastewater lines within the customers' residences, up to an annual limit.  We recognize revenue from these services on a ratable basis over time as the customer simultaneously receives and consumes all the benefits of having service line protection services.  These contract services are billed in advance on a monthly or quarterly basis.  As a result, we record deferred revenue (contract liability) and accounts receivable for any amounts for which we have a right to invoice but for which services have not been provided.  Accounts receivable from SLP Plan customers are typically due within 25 days of invoicing. An allowance for doubtful accounts is calculated as a percentage of total SLP contract revenue.  We mitigate our exposure to credit losses by discontinuing services in the event of non-payment; accordingly, the related allowance for doubtful accounts and associated bad debt expense has not been significant.

Artesian generates contract operation revenue from water and wastewater operation services provided to customers.  We recognize revenue from these operation contracts, which consist primarily of monthly operation and maintenance services over time as customers receive and consume the benefits of such services performed. These services are invoiced in advance at the beginning of every month, typically due within 30 days, and therefore there is no contract asset or liability associated with these revenues.  An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers' creditworthiness.  The related allowance for doubtful accounts and associated bad debt expense has not been significant.

Artesian generates inspection fee revenue for inspection services related to onsite wastewater collection systems installed by developers of new communities.  These fees are paid by developers in advance when a service is requested for a new phase of a development.  Inspection fee revenue is recognized on a per lot basis once the inspection of the infrastructure is completed that serves each lot.  As a result, we record deferred revenue (contract liability) for any amounts related to infrastructure not yet inspected.  There are no accounts receivable, allowance for doubtful accounts or bad debt expense associated with inspection fee contracts.

Sales Tax

The majority of Artesian's revenues are earned within the State of Delaware, where there is no sales tax.  Revenue earned in the State of Maryland and the State of Pennsylvania are related solely to the sale of water by a public water utility and are exempt from sales tax.  Therefore, no sales tax is collected on revenues.

Disaggregated Revenues

The following table shows the Company's revenues disaggregated by service type; all revenues are generated within a similar geographical location:

(in thousands)	Three months ended March 31, 2018	Three months ended March 31, 2017
Regulated Revenue
Consumption charges	$10,719	$10,405
Fixed fees	6,406	6,200
Service charges	157	272
DSIC	748	756
Revenue reserved for refund – TCJA impact	(748)	0
Total Regulated Revenue	$17,282	$17,633

Non-Regulated Revenue
Service line protection plans	$982	$953
Contract operations	359	328
Inspection fees	9	51
Total Non-Regulated Revenue	$1,350	$1,332

Other Operating Revenue not in scope of ASC 606	$274	$225

Total Operating Revenue	$18,906	$19,190

Remaining Performance Obligations

As of March 31, 2018 and December 31, 2017, Deferred Revenue – Regulated is recorded net of contract assets within Unbilled operating revenues and represents our remaining performance obligations for our fixed fee water and wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of March 31, 2018 and December 31, 2017, Deferred Revenue – Non-Regulated is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services and wastewater inspections, which are expected to be satisfied and associated revenue recognized within the next three months and one year for the SLP Plan revenue and inspection fee revenue, respectively.

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	March 31, 2018	December 31, 2017
Accounts Receivable
Accounts Receivable-Regulated	$5,174	$5,631
Accounts Receivable-Non-Regulated	420	403
Total Accounts Receivable	$5,594	$6,034

Contract Assets – Regulated	$2,211	$2,397

Deferred Revenue
Deferred Revenue – Regulated	$1,001	$1,053
Deferred Revenue – Non-Regulated	199	203
Total Deferred Revenue	$1,200	$1,256

Refund Liability - Regulated	$748	$--

For the three months ended, March 31, 2018, the Company recognized revenue of $1.1 million from amounts that were included in Deferred Revenue – Regulated at the beginning of the year and revenue of $160,000 from amounts that were included in Deferred Revenue – Non- Regulated at the beginning of the year.

The increases (decreases) of Accounts Receivable, Contract Assets and Deferred Revenue were primarily due to normal timing differences between our performance and customer payments.  The increase in the Refund Liability is due to managements best estimate of the most probable ultimate amount of a pending regulatory adjustment related to the TCJA.

NOTE 4 – STOCK COMPENSATION PLANS

On December 9, 2015, the Company's stockholders approved the 2015 Equity Compensation Plan, or the 2015 Plan, which replaced the 2005 Equity Compensation Plan which expired on May 24, 2015. The 2015 Plan provides that grants may be in any of the following forms: incentive stock options, nonqualified stock options, stock units, stock awards, dividend equivalents and other stock-based awards. The 2015 Plan is administered and interpreted by the Compensation Committee of the Board of Directors, or the Committee. The Committee has the authority to determine the individuals to whom grants will be made under the 2015 Plan, the type, size and terms of the grants, the time when grants will be made and the duration of any applicable exercise or restriction period (subject to the limitations of the 2015 Plan), and deal with any other matters arising under the 2015 Plan. The Committee presently consists of three directors, each of whom is a non-employee director of the Company. All of the employees of the Company and its subsidiaries and non-employee directors of the Company are eligible for grants under the 2015 Plan.

Compensation expense of  $47,000, related to the May 2017 issue of restricted stock awards, was recorded for the three months ended March 31, 2018. Compensation expense of $34,000 was recorded for the three months ended March 2017 for restricted stock awards issued in May 2016. Costs were determined based on the fair value on the dates of the awards and those costs were charged to income over the service periods associated with the awards. There was no stock compensation cost capitalized as part of an asset.

On May 3, 2017, 5,000 shares of Class A Non-Voting Common Stock, or Class A Stock, were granted as restricted stock awards.  The fair value per share was $38.10, the closing price of the Class A Stock as recorded on the Nasdaq Global Market on May 3, 2017.  On May 4, 2016, 5,000 shares of Class A Stock were granted as restricted stock awards.  The fair value per share was $27.70, the closing price of the Class A Stock as recorded on the Nasdaq Global Market on May 4, 2016.  The restricted shares are subject to a one-year vesting period from the date of each grant. Prior to their release date, these restricted stock awards may be subject to forfeiture in the event of the recipient's termination of employment.

The following summary reflects changes in the shares of Class A Stock underlying options and restricted stock awards for the three months ended March 31, 2018:

	Options				Restricted Awards
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)	Outstanding Restricted Stock Awards	Weighted Average Grant Date Fair Value
Plan options/restricted stock awards
Outstanding at January 1, 2018	176,802	$19.91		$3,298	5,000	38.10
Granted	–	–		–	–	$–
Exercised/vested and released	(6,750)	15.26		149	–	–
Expired/cancelled	–	–		–	–	–
Outstanding at March 31, 2018	170,052	$20.09	4.05	$2,787	5,000	$38.10

Exercisable/vested at March 31, 2018	170,052	$20.09	4.05	$2,787	–	–

The total intrinsic value of options exercised during the three months ended March 31, 2018 was approximately $149,000.

There were no unvested option shares outstanding under the 2015 Plan during the three months ended March 31, 2018.

As of March 31, 2018, there was no unrecognized expense related to non-vested option shares granted under the 2015 Plan.

As of March 31, 2018, there was $16,700 total unrecognized expense related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.9 years, the remaining vesting period for the restricted stock awards.

NOTE 5 - REGULATORY ASSETS

The Financial Accounting Standards Board, or FASB, ASC Topic 980 stipulates generally accepted accounting principles for companies whose rates are established or subject to approvals by a third-party regulatory agency. Certain expenses are recoverable through rates charged to our customers, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the DEPSC, MDPSC, and PAPUC.

The postretirement benefit obligation is the recognition of an offsetting regulatory liability as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees when they render the services necessary to earn the benefits.  Artesian Water contributed $9,300 to its postretirement benefit plan in the first three months of 2018. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

The deferred income taxes will be amortized over future years as the tax effects of temporary differences that previously flowed through to our customers are reversed.

Debt related costs include debt issuance costs and other debt related expense. The DEPSC has allowed rate recovery on unamortized issuance costs and make-whole premiums associated with the early retirement of Series O and Q First Mortgage bonds as the replacement of that debt in January 2017 with Series T First Mortgage bonds was deemed more favorable for the ratepayers.  The DEPSC has also allowed rate recovery on issuance costs associated with the Series U First Mortgage bond purchase in January 2018 that paid the full indebtedness of the Series P First Mortgage bond.  These amounts are recovered over the term of the new long-term debt issued.  For both the Series T First Mortgage bond purchase and the Series U First Mortgage bond purchase, no cash, other than the issue costs, was paid or received as the trustee facilitated direct exchanges of the bonds issued.

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Depreciation and salary studies	5
Delaware rate proceedings	2.5
Maryland rate proceedings	5
Debt related costs	15 to 25 (based on term of related debt)
Goodwill (resulting from acquisition of Mountain Hill Water Company in 2008)	50
Deferred acquisition costs (resulting from purchase of water assets in Cecil County, Maryland in 2011 and Port Deposit, Maryland in 2010)	20
Franchise Costs (resulting from purchase of water assets in Cecil County, Maryland in 2011)	80

Regulatory assets, net of amortization, comprise:
	(in thousands)
	March 31, 2018	December 31, 2017

Postretirement benefit obligation	$149	$149
Deferred income taxes	412	416
Debt related costs	68	70
Expense of rate and regulatory proceedings	5,948	5,965
Goodwill	301	303
Deferred acquisition and franchise costs	637	646
	$7,515	$7,549

NOTE 6 – REGULATORY LIABILITIES

FASB, ASC Topic 980 stipulates generally accepted accounting principles for companies whose rates are established or subject to approvals by a third-party regulatory agency.  Certain obligations are deferred and/or amortized as determined by the DEPSC, MDPSC, and PAPUC.  Regulatory liabilities represent excess recovery of cost or other items that have been deferred because it is probable such amounts will be returned to customers through future regulated rates.

The postretirement benefit obligation is the recognition of an offsetting regulatory asset as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees when they render the services necessary to earn the benefits.  Artesian Water contributed $9,300 to its postretirement benefit plan in the first three months of 2018. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

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

Pursuant to the enactment of the TCJA on December 22, 2017, the Company adjusted its existing deferred income tax balances as of December 31, 2017 to reflect the decrease in the corporate income tax rate from 34% to 21% (see Note 9).  This resulted in a decrease in the net deferred income tax liability of approximately $23.5 million of which $22.5 million was reclassified as a regulatory liability.  These amounts are subject to certain Internal Revenue Service normalization rules that require the benefits to customers be spread over the remaining useful life of the underlying assets giving rise to the associated deferred income taxes.  The amount and timing of potential settlements of the established net regulatory liabilities will be determined by the utilities' respective rate regulators.

Regulatory liabilities comprise:
	(in thousands)
	March 31, 2018	December 31, 2017

Postretirement benefit obligation	$112	$112
Utility plant retirement cost obligation	550	549
Deferred income taxes (related to TCJA)	22,540	22,540

	$23,202	$23,201

NOTE 7 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards.

The following table summarizes the shares used in computing basic and diluted net income per share:

	Three Months Ended March 31,
	2018	2017
	(in thousands)

Weighted average common shares outstanding during the period for Basic computation	9,223	9,135
Dilutive effect of employee stock options and awards	58	69

Weighted average common shares outstanding during the period for Diluted computation	9,281	9,204

For the three months ended March 31, 2018 and March 31, 2017, no shares of restricted stock awards were excluded from the calculations of diluted net income per share, respectively. For the three months ended March 31, 2018 and March 31, 2017, no shares of stock options were excluded from the calculations of diluted net income per share, as the calculated proceeds from the options' exercise were lower than the average market price of the Company's common stock during the period.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Common Stock, or Class B Stock. As of March 31, 2018, 8,348,243 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of March 31, 2017, 8,263,579 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share. For the three months ended March 31, 2018 and March 31, 2017, the Company issued 14,789 and 17,565 shares of Class A Stock, respectively.

Equity per common share was $16.09 and $15.98 at March 31, 2018 and December 31, 2017, respectively. These amounts were computed by dividing common stockholders' equity by the number of shares of common stock outstanding on March 31, 2018 and December 31, 2017, respectively.

NOTE 8 - REGULATORY PROCEEDINGS

Our water and wastewater utilities generate operating revenue from customers based on rates that are established by state Public Service Commissions through a rate setting process that may include public hearings, evidentiary hearings and the submission of evidence and testimony in support of the requested level of rates by the Company.

We are subject to regulation by the following state regulatory commissions:
·	The DEPSC regulates both Artesian Water and Artesian Wastewater
·	The MDPSC regulates both Artesian Water Maryland and Artesian Wastewater Maryland
·	The PAPUC regulates Artesian Water Pennsylvania

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

On January 16, 2018, the DEPSC approved the opening of Docket No. 17-1240 requiring Delaware utilities to determine the impact that the TCJA had on their customers and potential rate relief due to customers.  We submitted the required reports to the DEPSC by the March 31, 2018 deadline.  The Company expects any reduction in corporate income tax expense resulting from the TCJA will be passed through to customers in the form of reduced tariff rates or approved DSIC rates.  Until a final decision is determined by the DEPSC, DSIC revenue for the first quarter of 2018 is being held in reserve and is not reflected in income. This reserved amount approximates the TCJA impact to Artesian Water's customers.

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

The following table summarizes (1) Artesian Water's applications with the DEPSC to collect DSIC rates and (2) the rates upon which eligible plant improvements are based:

Application Date	11/29/2016
DEPSC Approval Date	12/20/2016
Effective Date	01/01/2017
Cumulative DSIC Rate	4.71%
Net Eligible Plant Improvements – Cumulative Dollars (in millions)	$16.6
Eligible Plant Improvements – Installed Beginning Date	10/01/2014
Eligible Plant Improvements – Installed Ending Date	10/31/2016

The January 1, 2017 effective cumulative DSIC rate noted above is currently under audit with the DEPSC. For the three months ended March 31, 2018 we did not report any earnings in DSIC revenue since the full amount of $748,000 is being held in reserve pending the outcome of the DEPSC's decision regarding the TCJA impact to customers.  For the three months ended March 31, 2017, we earned approximately $756,000 in DSIC revenue.

NOTE 9 – INCOME TAXES

The TCJA makes many significant changes to the Internal Revenue Code, including, but not limited to (1) reducing the federal corporate tax rate to a flat 21%; (2) creating a 30% limitation on deductible interest expense (not applicable to regulated utilities); (3) eliminating future bonus depreciation deductions on utility plant capital projects that began after September 27, 2017; (4) eliminating the domestic production activities deduction; (5) eliminating the corporate alternative minimum tax and changing how existing alternative minimum tax credits can be realized; (6) changing the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017 and (7) repealing the exclusion from gross income contributions in aid of construction, or CIAC, for water utilities. The most significant change that impacts Artesian Resources is the reduction of the corporate federal income tax rate from our previous effect rate of 34% to the new flat tax rate of 21% beginning January 1, 2018.

The SEC Staff issued Accounting Bulletin No. 118, Income Tax Accounting of the TCJA, which provides guidance to address situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the TCJA in the period in which the TCJA was enacted.  Under the guidance, registrants can report the effects of the TCJA as provisional amounts based on reasonable estimates in those areas in which the accounting is incomplete.  The provisional amounts are subject to adjustment during a measurement period that can extend no longer than one year from the enactment date.  The Company made reasonable estimates in measuring and accounting for the effects of the TCJA, which are reflected in the March 31, 2018 financial statements, however, these estimates could change based on further analysis of the TCJA or further regulatory rulings from the Company's various Public Service Commissions.

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

The Company established two reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions related to the methodology for determining the deduction for utility system repairs and the difference in the tax depreciation expense utilizing the half-year convention rather than the mid-quarter convention.

The Company has accrued approximately $2,200 in penalties and interest for the three months ended March 31, 2018. The Company remains subject to examination by federal authorities for the tax years 2015 through 2017 and state authorities for the tax years 2014 through 2017.

The Tax Reform Act of 1986 mandated that Advances and CIAC, received subsequent to December 31, 1986, generally are taxable income.  The 1996 Tax Act provided an exclusion from taxable income for CIAC and Advances received after June 12, 1996 except for certain contributions for large services that are not included in rate base for rate-making purposes.  On December 22, 2017, the TCJA repealed the 1996 exclusion from gross income effective on the enactment date.

Investment tax credits were deferred through 1986 and are recognized as a reduction of deferred income tax expense over the estimated economic useful lives of the related assets.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Current Assets and Liabilities

For those current assets and liabilities that are considered financial instruments, the carrying amounts approximate fair value because of the short maturity of those instruments.

Long-term Financial Liabilities

All of Artesian Resources' outstanding long-term debt as of March 31, 2018 and December 31, 2017 was fixed-rate. The fair value of the Company's long-term debt is determined by discounting its future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825. Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements. Level 2 is valued using observable inputs other than quoted prices. The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates. The carrying amount and fair value of Artesian Resources' long-term debt are shown below:

In thousands
	March 31, 2018	December 31, 2017
Carrying amount	$106,533	$106,931
Estimated fair value	$107,470	$110,524

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
.

NOTE 11 – RELATED PARTY TRANSACTIONS

In October 2017, September 2017, and February 2017, Artesian Water entered into agreements in the normal course of business with W.F. Construction, Inc. for work associated with building modifications to water treatment plants.  The amounts of these agreements were approximately $60,000, $36,000 and $100,000, respectively. The owner of W.F. Construction, Inc. is the husband of Mrs. Jennifer Finch, Vice President and Assistant Treasurer of Artesian Resources. No amounts were paid to W.F. Construction, Inc. for the three months ended March 31, 2018.  Approximately $44,000 was paid to W.F. Construction, Inc. during the three months ended March 31, 2017. As of March 31, 2018, the Company had no liability to W.F. Construction, Inc.

As set forth in the Charter of the Audit Committee of the Board of Directors of Artesian Resources, the Audit Committee is responsible for reviewing and, if appropriate, approving all related party transactions between us and any officer, any director, any person known to be the beneficial owner of more than 5% of any class of the Company's voting securities or any other related person that would potentially require disclosure. In its review and approval of the 2017 and 2016 related party transactions with W.F. Construction, Inc., the Audit Committee considered the nature of the related person's interest in the transaction; the satisfactory performance of work contracted with the related party prior to our employment of Mrs. Finch; and the material terms of the transaction, including, without limitation, the amount and type of transaction, the importance of the transaction to the related person, the importance of the transaction to the Company and whether the transaction would impair the judgment of a director or officer to act in the best interest of the Company. The Audit Committee approves only those related person transactions that are in, or are consistent with, the best interests of the Company and its stockholders.

NOTE 12 – BUSINESS COMBINATIONS

On March 29, 2018, Artesian Water purchased the utility assets of Slaughter Beach Water Company, which serves the community of Slaughter Beach located in Sussex County, Delaware along the Delaware Bay consisting of 265 customers.  The total purchase price was $450,000 in cash, which approximates the fair value of the net identifiable assets received.  The acquisition was accounted for as a business combination under ASC Topic 805, "Business Combinations".  The purchase price was allocated to the acquired utility assets, including land, based on the utility assets' estimated fair values as of the acquisition date.  This acquisition was approved by the DEPSC on March 27, 2018 subject to the DEPSC determining the appropriate ratemaking treatment of the acquisition price and the assets acquired in Artesian Water's next base rate case.  The pro forma effect of the business acquired is not material to the Company's financial position or results of operations.

NOTE 13 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued new guidance on leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard establishes a right-of-use, or ROU, model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Management is currently evaluating the impact of our pending adoption of the new standard, which includes compiling a list of all contracts that meet the definition of a lease under the new standard and determining the proper classification and accounting treatment of such contracts in order to determine the ultimate impact the new standard will have on our consolidated financial statements.

NOTE 14 - SUBSEQUENT EVENT

On April 3, 2018 Wetherby, LLC filed a complaint against Artesian Resources Corporation and Artesian Wastewater Management, Inc., or the Defendants, in United States District Court for the District of Delaware.  The complaint alleges that the Defendants have engaged in monopolization and/or attempted monopolization in violation of Section 2 of the Sherman Antitrust Act in connection with negotiating the terms upon which Artesian Wastewater Management, Inc. might provide wastewater services to a proposed development in Sussex County, Delaware.  The complaint seeks the following relief: a permanent injunction requiring Defendants to provide wastewater services; a declaration that the Defendants are a monopoly; a declaration that the Defendants' actions violate Section 2 of the Sherman Act; actual damages in an amount to be proved at trial, but not less than $10 million; treble damages under the Clayton Act, and the cost of suit, including reasonable attorneys' fees; and such other relief as the Court deems just and proper.  We believe the claims are without merit and intend to defend the suit vigorously.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q which express our "belief", "anticipation" or "expectation," as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, our expectation of the timing of decisions by regulatory authorities, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, our ability to adjust our debt level, interest rate, maturity schedule and structure, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, anticipated growth in our non-regulated division, the impact of recent acquisitions on our ability to expand and foster relationships, anticipated investments in certain of our facilities and systems and the sources of funding for such investments, the sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A -Risk Factors, in our Annual Report on Form10-K for the year ended December 31, 2017, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, failure to receive regulatory approval, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as a representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2018

OVERVIEW

Our profitability is primarily attributable to the sale of water. Gross water sales comprise 88.0% of total operating revenues for the three months ended March 31, 2018. Our profitability is also attributed to the various contract operations, water, sewer and internal Service Line Protection Plans and other services we provide. Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature. In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected. We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

While water sales are our primary source of revenues, we continue to seek growth opportunities to provide wastewater services in Delaware and the surrounding areas. We also continue to explore and develop relationships with developers and municipalities in order to increase revenues from contract water and wastewater operations, wastewater management services, and design, construction and engineering services. We plan to continue developing and expanding our contract operations and other services in a manner that complements our growth in water service to new customers. Our anticipated growth in these areas is subject to changes in residential and commercial construction, which may be affected by interest rates, inflation and general housing and economic market conditions. We anticipate continued growth in our non-regulated division due to our water, sewer, and internal Service Line Protection Plans.

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water services to residential, commercial, industrial, governmental, municipal and utility customers. Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue. As of March 31, 2018 we had approximately 84,800 metered water customers in Delaware, an increase of approximately 1,800 compared to March 31, 2017. The number of metered water customers in Maryland totaled approximately 2,300 as of March 31, 2018, a slight increase compared to March 31, 2017. The number of metered water customers in Pennsylvania remained consistent compared to March 31, 2017. For the three months ended March 31, 2018, approximately 1.9 billion gallons of water were distributed in our Delaware systems and approximately 34.3 million gallons of water were distributed in our Maryland systems.

Wastewater Division

Artesian Wastewater owns wastewater infrastructure and began providing wastewater services in Delaware in July 2005. Artesian Wastewater Maryland, which was incorporated on June 3, 2008, is able to provide regulated wastewater services in Maryland. Our residential and commercial wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  The number of Delaware wastewater customers totaled approximately 1,900 as of March 31, 2018, an increase of approximately 200, or 13.2% compared to March 31, 2017.  In addition, Artesian Wastewater entered into a wastewater services agreement with Allen Harim Foods, LLC, or Allen Harim, a large industrial customer, under which service is expected to begin in 2018. The wastewater services agreement with Allen Harim is discussed further in the "Strategic Direction" section below.

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

In addition to the water and wastewater services described above, Artesian Utility also offers three protection plans to customers, the WSLP Plan, the SSLP Plan, and the ISLP Plan. The WSLP Plan covers all parts, materials and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The SSLP Plan covers all parts, materials and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit. The ISLP Plan enhances available coverage to include water and wastewater lines within customers' residences.  As of March 31, 2018, approximately 19,500, or 24.5%, of our eligible water customers enrolled in the WSLP Plan, approximately 15,400, or 19.4%, of our eligible customers enrolled in the SSLP Plan, and approximately 4,900, or 6.1%, of our eligible customers enrolled in the ISLP Plan.  Approximately 1,600 non-utility customers enrolled in one of our three protection plans.

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

On February 23, 2017, Artesian Water entered into an agreement with Fort DuPont Redevelopment and Preservation Corporation for the purchase of existing water assets and for the provision of potable water and fire suppression services.  The Fort DuPont National Historic District, or Fort DuPont, consists of 325-acres and lies between the Delaware River on the east, the Chesapeake and Delaware Canal on the south and the Delaware City Branch Canal to the north and west.  The final purchase price for the water assets consisting of a water treatment plant, storage tank, wells, mains, and other equipment used to provide potable water and fire suppression services to portions of Fort DuPont and the surrounding properties was $852,000. Closing occurred in June 2017.  In connection with the planned future development of Fort DuPont, the parties intend to design, build and operate a state of the art, cost effective, safe and reliable water system that will include both new water assets as well as improvements and upgrades to the existing water assets.  The water system can be expanded to meet the needs of the planned 600 residential units as well as new commercial customers, in addition to water service currently provided to the Governor Bacon Health Center and National Guard facilities.

On March 29, 2018, Artesian Water purchased the utility assets of Slaughter Beach Water Company, or SBWC, for $450,000.  The public water system currently serves the community of Slaughter Beach located in Sussex County, Delaware along the Delaware Bay consisting of 265 customers. The SBWC was founded in 1951 as a public water system in Delaware.

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

The following table summarizes (1) Artesian Water's applications with the DEPSC to collect DSIC rates and (2) the rates upon which eligible plant improvements are based:

Application Date	11/29/2016
DEPSC Approval Date	12/20/2016
Effective Date	01/01/2017
Cumulative DSIC Rate	4.71%
Net Eligible Plant Improvements – Cumulative Dollars (in millions)	$16.6
Eligible Plant Improvements – Installed Beginning Date	10/01/2014
Eligible Plant Improvements – Installed Ending Date	10/31/2016

The January 1, 2017 effective cumulative DSIC rate noted above is currently under audit with the DEPSC. For the three months ended March 31, 2018, we did not report any earnings in DSIC revenue since it is being held in reserve pending the outcome of the DEPSC's decision regarding the TCJA impact to customers.  For the three months ended March 31, 2017, we earned approximately $756,000 in DSIC revenue.

Inflation

We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability.  The cumulative effect of inflation results in significantly higher facility costs compared to investments made 20 to 40 years ago, which must be recovered from future cash flows.

Results of Operations – Analysis of the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017.

Operating Revenues

Revenues totaled $18.9 million for the three months ended March 31, 2018, $0.3 million, or 1.5%, less than revenues for the three months ended March 31, 2017. Water sales revenue decreased $0.3 million, or 1.7%, for the three months ended March 31, 2018 from the corresponding period in 2017, primarily due to a decrease in DSIC related to earnings being held in reserve pending the final determination of the potential rate relief due to customers as a result of the TCJA.  This decrease is partially offset by an increase in overall water consumption and an increase in customer charges from customer growth. We realized 88.0% and 88.2% of our total operating revenue for the three months ended March 31, 2018 and March 31, 2017, respectively, from the sale of water.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.2 million, or 2.3%, for the three months ended March 31, 2018, compared to the same period in 2017.

Utility operating expenses increased $0.2 million, or 2.0%, for the three months ended March 31, 2018 over the same period in 2017. The increase is primarily related to an increase in payroll and employee compensation costs.

Property and other taxes increased $0.1 million, or 7.4%, primarily due to an increase in payroll taxes related to increased payroll related expenses.  In addition, utility plant subject to taxation increased. Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 58.3% for the three months ended March 31, 2018, compared to 56.2% for the three months ended March 31, 2017.

Depreciation and amortization expense increased $0.2 million, or 10.7%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense decreased $0.8 million, or 36.1%, primarily due to the reduction in the Federal corporate income tax rate by the TCJA signed into law on December 22, 2017.

Other Income, Net

Other income, net increased $0.3 million, primarily due to an increase in the amount of the annual patronage refund from CoBank, ACB, related to the refinancing of the Series O and Series Q First Mortgage bonds in January 2017.  The annual patronage has been equal to 1.00% of the average line of credit and loan volume outstanding.

Interest Charges

Interest expense decreased $0.1 million, primarily due to the refinancing of the Series O and Series Q First Mortgage bonds in January 2017, reducing interest rates from 8.17% and 4.75%, respectively, to 4.24% as well as the refinancing of the Series P First Mortgage bond in January 2018, reducing the interest rate from 6.58% to 4.71%.  This decrease is partially offset by an increase in interest charges due to an increase in borrowing under lines of credit.

Net Income

Our net income applicable to common stock increased $0.4 million, primarily due to an increase in the amount of the annual patronage refund from CoBank, ACB and reduced interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the three months ended March 31, 2018 were $5.9 million of cash provided by operating activities, $4.8 million from lines of credit borrowings, $0.4 million in net contributions and advances from developers and $0.4 million in net proceeds from the issuance of common stock. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer. A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers. As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

Investment in Plant and Systems

The primary focus of Artesian Water's investment is to continue to provide high quality reliable service to our growing service territory.  We invested approximately $9.9 million in capital expenditures during the first three months of 2018 compared to $7.7 million invested during the same period in 2017. During the first three months of 2018, we invested approximately $1.8 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities.  We invested $2.8 million to enhance or improve existing treatment facilities and replace aging wells and pumping equipment to better serve our customers.  We invested $0.4 million for equipment purchases, computer hardware and software upgrades and transportation equipment. Developers financed $1.1 million for the installation of water mains and hydrants for the first three months in 2018 compared to $0.8 million for the first three months of 2017. We invested $0.7 million to upgrade and automate our meter reading equipment. We invested approximately $0.1 million in mandatory utility plant expenditures due to governmental highway projects, which required the relocation of water service mains in addition to facility improvements and upgrades. An additional $3.0 million was invested in wastewater projects in Delaware, of which $2.8 million was invested in the ongoing construction of an eight mile pipeline and a 90 million gallon storage lagoon for spray irrigation to dispose of treated wastewater from a new industrial customer.

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

The Tax Cuts and Jobs Act

On December 22, 2017, the TCJA was signed into law. We are in the process of analyzing the TCJA and its overall impact on the Company. The TCJA reduces the federal corporate tax rate to 21 percent from 35 percent, among other things. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain.  However, based on its preliminary assessment of the reduction in the federal corporate tax rate, the Company currently expects that its 2018 effective tax rate will be reduced and will result in overall lower tax expense beginning in 2018.  Such estimate is based on management's current assumptions with respect to, among other things, the Company's earnings, state income tax levels and tax deductions. The Company's actual effective tax rate in 2018 may differ from management's estimate.  The TCJA also includes certain other provisions specifically related to the public utility industry, including the exclusion from utilizing bonus depreciation.  The impact with respect to provisions specifically related to the public utility industry or to corporate taxpayers in general may also impact our future financial performance, including our results of operations, cash flows and liquidity, which impacts will largely be determined through future regulatory proceedings.

On January 16, 2018, the DEPSC approved the opening of Docket No. 17-1240 requiring Delaware utilities to determine the impact that the TCJA had on their customers and potential rate relief due to customers. We submitted the required reports to the DEPSC by the March 31, 2018 deadline. The Company expects any reduction in corporate income tax expense resulting from the TCJA will be passed through to customers in the form of reduced tariff rates or approved DSIC rates.  Until a final decision is determined by the DEPSC, DSIC revenue for the first quarter of 2018 is being held in reserve and is not reflected in income. This reserved amount approximates the TCJA impact to Artesian Water's customers.

Lines of Credit

At March 31, 2018, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources. As of March 31, 2018, there was $35.6 million of available funds under this line of credit. The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%. This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time. The term of this line of credit expires on the earlier of May 25, 2018 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At March 31, 2018, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland. As of March 31, 2018, there was $10.0 million of available funds under this line of credit. The interest rate for borrowings under this line is LIBOR plus 1.50%. The term of this line of credit expires on July 20, 2018. We expect to renew this line of credit.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$14,447	$--	$--	$--

Long-Term Debt

Artesian Water's trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66⅔% of total capitalization. Our debt to total capitalization, including the short-term portion thereof, was 47.5% at March 31, 2018. In addition, our revolving line of credit with CoBank contains customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets, change our business or incur additional indebtedness.  In addition, this line of credit requires us to abide by certain financial covenants and ratios. As of March 31, 2018, we were in compliance with these covenants.

We expect to fund our activities for the next 12 months using our available cash balances and bank credit lines, plus projected cash generated from operations.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$5,378	$10,680	$10,566	$143,409	$170,033
State revolving fund loans (principal and interest)	1,002	2,005	1,512	4,042	8,561
Operating leases	77	113	118	1,309	1,617
Unconditional purchase obligations	3,824	7,659	2,881	--	14,364
Tank painting contractual obligation	426	426	--	--	852
Total contractual cash obligations	$10,707	$20,883	$15,077	$148,760	$195,427

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

On January 18, 2017, Artesian Water and CoBank entered into a Bond Purchase Agreement relating to the issue and sale by the Company to CoBank of a $40 million principal amount First Mortgage Bond, Series T, or the Series T Bond, due December 20, 2036, or the Series T Maturity Date.  The Series T Bond was issued pursuant to the Company's Indenture of Mortgage dated as of July 1, 1961, as amended and supplemented by supplemental indentures, including the Twenty-Second Supplemental Indenture dated as of January 18, 2017 from the Company to Wilmington Trust Company, as Trustee.  The Indenture is a first mortgage lien against substantially all of the Company's utility plant.  The proceeds from the sale of the Series T Bond were used to prepay indebtedness of the Company under two existing First Mortgage Bonds: Series O, principal amount $20 million with interest rate of 8.17% and related prepayment costs of $4.5 million; and Series Q, principal amount $15.4 million with interest rate of 4.75%.  The DEPSC approved the issuance of the Series T Bond on December 20, 2016.  The DEPSC also approved deferral of the prepayment costs associated with the First Mortgage Bond, Series O and the previously deferred debt related costs associated with the First Mortgage Bonds, Series O and Series Q.

The Series T Bond carries an annual interest rate of 4.24% through and including the Series T Maturity Date. Interest is payable on June 30th and December 31st of each year, beginning June 30, 2017, until the Company's obligation with respect to the payment of principal, premium (if any) and interest shall be discharged. Overdue payments shall bear interest as provided in the Twenty-Second Supplemental Indenture. The terms of the Series T Bond also include certain limitations on the Company's indebtedness.

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

The Series U Bond carries an annual interest rate of 4.71% through and including the Series U Maturity Date. Interest is payable on January 30th, April 30th, July 30th and October 30th in each year and on the Series U Maturity Date, beginning April 30, 2018 until the Company's obligation with respect to the payment of principal, premium (if any) and interest shall be discharged.  Overdue payments shall bear interest as provided in the Twenty-Third Supplemental Indenture. The term of the Series U Bond also includes certain limitations on the Company's indebtedness.

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

Critical Accounting Assumptions, Estimates and Policies; Recent Accounting Standards

This discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2017 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2017. The preparation of those financial statements required management to make assumptions and estimates that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those based on such assumptions and estimates.

Our critical accounting policies are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2017. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2017 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2017.

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2017 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2017 and also in the notes to our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first three months of 2018 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2028 to 2038, and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt's maturity. In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at March 31, 2018 were approximately $14.4 million. An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line.  We are also exposed to market risk associated with changes in commodity prices. Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers. We have also sought to mitigate future significant electric price increases by signing a multi-year supply contract, at a fixed price.

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On April 3, 2018, Wetherby, LLC filed a complaint against Artesian Resources Corporation and Artesian Wastewater Management, Inc., or the Defendants, in United States District Court for the District of Delaware.  The complaint alleges that the Defendants have engaged in monopolization and/or attempted monopolization in violation of Section 2 of the Sherman Antitrust Act in connection with negotiating the terms upon which Artesian Wastewater Management, Inc. might provide wastewater services to a proposed development in Sussex County, Delaware.  The complaint seeks the following relief: a permanent injunction requiring Defendants to provide wastewater services; a declaration that the Defendants are a monopoly; a declaration that the Defendants' actions violate Section 2 of the Sherman Act; actual damages in an amount to be proved at trial, but not less than $10 million; treble damages under the Clayton Act, and the cost of suit, including reasonable attorneys' fees; and such other relief as the Court deems just and proper.  We believe the claims are without merit and intend to defend the suit vigorously.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in such Annual Report on Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

Exhibit No.	Description

4.1
Twenty-Third Supplemental Indenture dated as of January 31, 2018, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 4.1 filed with the Company's Form 8-K filed on February 2, 2018.

4.2
Bond Purchase Agreement, dated January 31, 2018, by and between Artesian Water Company, Inc., subsidiary of the Company, and CoBank, ACB.  Incorporated by reference to Exhibit 4.2 filed with the Company's Form 8-K filed on February 2, 2018.

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
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.*

*   Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: May 3, 2018	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: May 3, 2018	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial and Accounting Officer)