Form 10-Q
period 2018-06-30
ARTESIAN RESOURCES CORP
filed 2018-08-09
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 6, 2018, 8,360,200 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	June 30, 2018	December 31, 2017
Utility plant, at original cost (less accumulated depreciation 2018- $121,890; 2017 - $116,945)	$477,699	$460,502
Current assets
Cash and cash equivalents	216	952
Accounts receivable (less allowance for doubtful accounts 2018 - $302; 2017 - $288)	9,758	8,897
Income tax receivable	261	2,353
Unbilled operating revenues	1,858	1,427
Materials and supplies	1,425	1,519
Prepaid property taxes	4	1,795
Prepaid expenses and other	2,518	2,042
Total current assets	16,040	18,985
Other assets
Non-utility property (less accumulated depreciation 2018 - $726; 2017 - $689)	3,864	3,882
Other deferred assets	3,958	3,721
Total other assets	7,822	7,603
Regulatory assets, net	7,424	7,549
Total Assets	$508,985	$494,639

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$9,241	$9,215
Preferred stock	–	–
Additional paid-in capital	100,208	99,526
Retained earnings	38,728	37,903
Total stockholders' equity	148,177	146,644
Long-term debt, net of current portion	104,904	105,587
	253,081	252,231
Current liabilities
Lines of credit	19,433	9,610
Current portion of long-term debt	1,358	1,344
Accounts payable	5,119	8,853
Accrued expenses	3,330	2,888
Dividends payable	2,206	–
Overdraft payable	474	304
Accrued interest	1,585	1,805
Customer deposits	1,014	969
Other	4,813	2,688
Total current liabilities	39,332	28,461

Commitments and contingencies	–	–

Deferred credits and other liabilities
Net advances for construction	7,433	7,797
Regulatory liabilities	23,151	23,201
Deferred investment tax credits	517	526
Deferred income taxes	53,660	54,137
Total deferred credits and other liabilities	84,761	85,661

Net contributions in aid of construction	131,811	128,286
	$508,985	$494,639
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2018	2017	2018	2017
Operating revenues
Water sales	$17,869	$18,248	$34,514	$35,183
Other utility operating revenue	1,085	1,020	2,084	2,039
Non-utility operating revenue	1,284	1,234	2,546	2,469
	20,238	20,502	39,144	39,691

Operating expenses
Utility operating expenses	9,038	9,588	18,121	18,494
Non-utility operating expenses	671	662	1,334	1,349
Depreciation and amortization	2,541	2,329	5,109	4,648
State and federal income taxes	1,564	1,763	2,903	3,857
Property and other taxes	1,185	1,170	2,468	2,364
	14,999	15,512	29,935	30,712

Operating income	5,239	4,990	9,209	8,979

Other income, net
Allowance for funds used during construction (AFUDC)	180	76	268	146
Miscellaneous income (expense)	8	(290)	927	293

Income before interest charges	5,427	4,776	10,404	9,418

Interest charges	1,501	1,525	3,000	3,081

Net income applicable to common stock	$3,926	$3,251	$7,404	$6,337

Income per common share:
Basic	$0.43	$0.35	$0.80	$0.69
Diluted	$0.42	$0.35	$0.80	$0.69

Weighted average common shares outstanding:
Basic	9,237	9,163	9,230	9,149
Diluted	9,293	9,235	9,287	9,220

Cash dividends per share of common stock	$0.2387	$0.2317	$0.4739	$0.4600

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,404	$6,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,109	4,648
Deferred income taxes, net	(486)	2,145
Stock compensation	95	327
AFUDC, equity portion	(186)	(99)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(861)	1,000
Income tax receivable	2,092	(65)
Unbilled operating revenues	(431)	(254)
Materials and supplies	94	(41)
Prepaid property taxes	1,791	1,666
Prepaid expenses and other	(478)	(501)
Other deferred assets	(254)	(164)
Regulatory assets	165	180
Regulatory liabilities	(50)	–
Accounts payable	(3,734)	(2,128)
Accrued expenses	442	1,891
Accrued interest	(220)	(76)
Customer deposits and other, net	2,172	965
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,664	15,831

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(22,994)	(17,140)
Proceeds from sale of assets	30	15
NET CASH USED IN INVESTING ACTIVITIES	(22,964)	(17,125)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit agreements	9,823	(1,935)
Increase in overdraft payable	169	1,151
Net advances and contributions in aid of construction	4,076	6,008
Net proceeds from issuance of common stock	612	1,057
Dividends paid	(4,373)	(4,205)
Debt issuance costs	(75)	(148)
Principal repayments of long-term debt	(668)	(557)
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,564	1,371

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(736)	77

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	952	226

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$216	$303

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions	$185	$1,294
Interest paid	$3,220	$3,157
Income taxes paid	$1,289	$1,278

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

Artesian Wastewater Management, Inc., or Artesian Wastewater, is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company. As of June 30, 2018, Artesian Wastewater owned and operated four wastewater treatment facilities, which are permitted to treat approximately 500,000 gallons per day. In August 2016, Artesian Wastewater and Sussex County, a political subdivision of Delaware, entered into an agreement to provide reciprocal services to address the periodic need of each for additional wastewater treatment and disposal capacity in certain service areas within Sussex County.  There are numerous locations in Sussex County where Artesian Wastewater's and Sussex County's facilities are capable of being connected or integrated to allow for the movement and disposal of wastewater generated by one or the other's system in a manner that most efficiently and cost effectively manages wastewater transmission, treatment and disposal.

On September 27, 2016, Artesian Wastewater entered into a wastewater services agreement with Allen Harim Foods, LLC, or Allen Harim, for Artesian Wastewater to provide treatment and disposal services for sanitary wastewater discharged from Allen Harim's properties located in Sussex County, Delaware upon completion of a pipeline to transfer the sanitary wastewater.  The pipeline was completed in the second quarter of 2017. The transfer of sanitary wastewater is pending receipt of a construction permit and installation of related on-site improvements by Allen Harim at its facility. On January 27, 2017, Artesian Wastewater entered into a second wastewater agreement with Allen Harim for Artesian Wastewater to provide disposal services for approximately 1.5 million gallons per day, or mgd of treated industrial process wastewater upon completion of an approximately eight-mile pipeline that will transfer the wastewater from Allen Harim's properties to a 90 million gallon storage lagoon at Artesian's Northern Sussex Regional Water Recycling Facility.  We will use the reclaimed wastewater for spray irrigation on agricultural land in the area.  The completion of the industrial process wastewater pipeline and storage lagoon should occur by the end of 2018.

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

The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit. The ISLP Plan enhances available coverage to include water and wastewater lines within customers' residences. As of June 30, 2018, approximately 19,500, or 23.8%, of our eligible water customers enrolled in the WSLP Plan, approximately 15,500, or 19.0%, of our eligible enrolled in the SSLP Plan, and approximately 5,200, or 6.4%, of our eligible customers enrolled in the ISLP Plan. Approximately 1,700 non-utility customers enrolled in one of our three protection plans.

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

The condensed consolidated financial statements include the accounts of Artesian Resources and its wholly owned subsidiaries, including its principal operating company, Artesian Water. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company's balance sheet position as of June 30, 2018, the results of operations for the three and six month periods ended June 30, 2018 and June 30, 2017 and the cash flows for the six month periods ended June 30, 2018 and June 30, 2017.

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

The DEPSC required Delaware utilities to determine the impact that the Tax Cuts and Jobs Act of 2017, or TCJA, had on its customers and potential rate relief due to customers.  The Company expects any reduction in corporate income tax expense resulting from the TCJA will be passed through to customers in the form of reduced tariff rates or approved DSIC rate.  Until a final decision is determined by the DEPSC, recognized DSIC revenue for the first six months of 2018 is being held in reserve (refund liability) and is not reflected in income.  This reserved amount approximates the TCJA impact to Artesian Water's customers.

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

Disaggregated Revenues

The following table shows the Company's revenues disaggregated by service type; all revenues are generated within a similar geographical location:

(in thousands)	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Regulated Revenue
Consumption charges	$11,919	$11,790	$22,638	$22,195
Fixed fees	6,447	6,102	12,853	12,302
Service charges	167	242	324	514
DSIC	800	787	1,548	1,543
Revenue reserved for refund – TCJA impact	(800)	0	(1,548)	0
Total Regulated Revenue	$18,533	$18,921	$35,815	$36,554

Non-Regulated Revenue
Service line protection plans	$996	$950	$1,978	$1,904
Contract operations	337	327	696	655
Inspection fees	47	45	56	95
Total Non-Regulated Revenue	$1,380	$1,322	$2,730	$2,654

Other Operating Revenue not in scope of ASC 606	$325	$259	$599	$483

Total Operating Revenue	$20,238	$20,502	$39,144	$39,691

Remaining Performance Obligations

As of June 30, 2018 and December 31, 2017, Deferred Revenue – Regulated is recorded net of contract assets within Unbilled operating revenues and represents our remaining performance obligations for our fixed fee water and wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of June 30, 2018 and December 31, 2017, Deferred Revenue – Non-Regulated is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services and wastewater inspections, which are expected to be satisfied and associated revenue recognized within the next three months and one year for the SLP Plan revenue and inspection fee revenue, respectively.

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	June 30, 2018	December 31, 2017
Accounts Receivable
Accounts Receivable-Regulated	$5,756	$5,631
Accounts Receivable-Non-Regulated	304	403
Total Accounts Receivable	$6,060	$6,034

Contract Assets – Regulated	$2,771	$2,397

Deferred Revenue
Deferred Revenue – Regulated	$1,003	$1,053
Deferred Revenue – Non-Regulated	221	203
Total Deferred Revenue	$1,224	$1,256

Refund Liability - Regulated	$1,548	$--

For the six months ended June 30, 2018, the Company recognized revenue of $1.1 million from amounts that were included in Deferred Revenue – Regulated at the beginning of the year and revenue of $180,000 from amounts that were included in Deferred Revenue – Non- Regulated at the beginning of the year.

The increases (decreases) of Accounts Receivable, Contract Assets and Deferred Revenue were primarily due to normal timing differences between our performance and customer payments.  The increase in the Refund Liability is due to management's best estimate of the most probable ultimate amount of a pending regulatory adjustment related to the TCJA.

NOTE 4 – STOCK COMPENSATION PLANS

On December 9, 2015, the Company's stockholders approved the 2015 Equity Compensation Plan, or the 2015 Plan, that replaced the 2005 Equity Compensation Plan that expired on May 24, 2015. The 2015 Plan provides that grants may be in any of the following forms: incentive stock options, nonqualified stock options, stock units, stock awards, dividend equivalents and other stock-based awards. The 2015 Plan is administered and interpreted by the Compensation Committee of the Board of Directors, or the Committee. The Committee has the authority to determine the individuals to whom grants will be made under the 2015 Plan, the type, size and terms of the grants, the time when grants will be made and the duration of any applicable exercise or restriction period (subject to the limitations of the 2015 Plan), and deal with any other matters arising under the 2015 Plan. The Committee presently consists of  three directors, each of whom is a non-employee director of the Company. All of the employees of the Company and its subsidiaries and non-employee directors of the Company are eligible for grants under the 2015 Plan.

Compensation expense for the three and six months ended June 30, 2018, of approximately $48,000 and $95,000 was recorded for restricted stock awards issued in May 2017 and May 2018.  For the three and six months ended June 30, 2017, compensation expense of approximately $293,000 and $327,000 was recorded for restricted stock awards issued in May 2016 and May 2017, as well as unrestricted stock awards issued in June 2017. Costs were determined based on the fair value on the dates of the awards and those costs were charged to income over the service periods associated with the awards.  There was no stock compensation cost capitalized as part of an asset.

On May 2, 2018, 5,000 shares of Class A Non-Voting Common Stock, or Class A Stock, were granted as restricted stock awards.  The fair value per share was $38.51, the closing price of the Class A Stock as recorded on the Nasdaq Global Market on May 2, 2018.  On May 3, 2017, 5,000 shares of Class A Stock, were granted as restricted stock awards.  The fair value per share was $38.10, the closing price of the Class A Stock as recorded on the Nasdaq Global Market on May 3, 2017.  On May 4, 2016, 5,000 shares of Class A Stock were granted as restricted stock awards.  The fair value per share was $27.70, the closing price of the Class A Stock as recorded on the Nasdaq Global Market on May 4, 2016.  The restricted shares are subject to a one-year vesting period from the date of each grant.  Prior to their release date, these restricted stock awards may be subject to forfeiture in the event of the recipient's termination of employment.

On June 28, 2017, 6,568 shares of Class A Stock were issued as fully vested restricted stock awards. The fair market value per share was $38.06, the closing price of the Class A common stock as recorded on the Nasdaq Global Market on June 28, 2017.

The following summary reflects changes in the shares of Class A Stock underlying options and restricted stock awards for the six months ended June 30, 2018:

	Options				Restricted Awards
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)	Outstanding Restricted Stock Awards	Weighted Average Grant Date Fair Value
Plan options/restricted stock awards
Outstanding at January 1, 2018	176,802	$19.91		$3,298	5,000	38.10
Granted	–	–		–	5,000	$38.51
Exercised/vested and released	(8,052)	15.77		176	(5,000)	38.10
Expired/cancelled	–	–		–	–	–
Outstanding at June 30, 2018	168,750	$20.11	3.83	$3,150	5,000	$38.51

Exercisable/vested at June 30, 2018	168,750	$20.11	3.83	$3,150	–	–

The total intrinsic value of options exercised during the six months ended June 30, 2018 was approximately $176,000.

There were no unvested option shares outstanding under the 2015 Plan during the six months ended June 30, 2018.

As of June 30, 2018, there was no unrecognized expense related to non-vested option shares granted under the 2015 Plan.

As of June 30, 2018, there was $160,900 total unrecognized expense related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.84 years, the remaining vesting period for the restricted stock awards.

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

The postretirement benefit obligation is the recognition of an offsetting regulatory liability as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees when they render the services necessary to earn the benefits.  Artesian Water contributed $18,600 to its postretirement benefit plan in the first six months of 2018. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

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

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Depreciation and salary studies	5
Delaware rate proceedings	2.5
Maryland rate proceedings	5
Debt related costs	15 to 25 (based on term of related debt)
Goodwill (resulting from acquisition of Mountain Hill Water Company in 2008)	50
Deferred acquisition costs (resulting from purchase of water assets in Cecil County, Maryland in 2011 and Port Deposit, Maryland in 2010)	20
Franchise Costs (resulting from purchase of water assets in Cecil County, Maryland in 2011)	80

Regulatory assets, net of amortization, comprise:
	(in thousands)
	June 30, 2018	December 31, 2017

Postretirement benefit obligation	$149	$149
Deferred income taxes	408	416
Expense of rate and regulatory proceedings	56	70
Debt issuance costs	5,878	5,965
Goodwill	299	303
Deferred acquisition and franchise costs	634	646
	$7,424	$7,549

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

The postretirement benefit obligation is the recognition of an offsetting regulatory asset as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees when they render the services necessary to earn the benefits.  Artesian Water contributed $18,600 to its postretirement benefit plan in the first six months of 2018. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

Utility plant retirement cost obligation consists of estimated costs related to the potential removal and replacement of facilities and equipment on the Company's water and wastewater properties.  Effective January 1, 2012, as authorized by the DEPSC, when depreciable units of utility plant are retired, any cost associated with retirement, less any salvage value or proceeds received is charged to a regulated retirement liability. The DEPSC authorized an amount to be recorded each year to the liability.

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

Regulatory liabilities comprise:
	(in thousands)
	June 30, 2018	December 31, 2017

Postretirement benefit obligation	$112	$112
Utility plant retirement cost obligation	499	549
Deferred income taxes (related to TCJA)	22,540	22,540

	$23,151	$23,201

NOTE 7 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards.

The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2018	2017	2018	2017
	(in thousands)		(in thousands)

Weighted average common shares outstanding during the period for Basic computation	9,237	9,163	9,230	9,149
Dilutive effect of employee stock options and awards	56	72	57	71

Weighted average common shares outstanding during the period for Diluted computation	9,293	9,235	9,287	9,220

For the three and six months ended June 30, 2018, 5,000 shares of restricted stock awards were excluded from the calculations of diluted net income per share, respectively.  For the three and six months ended June 30, 2017, 1,400 and 3,400 shares of restricted stock awards were excluded from the calculations of diluted net income per share, respectively.  For the three and six months ended June 30, 2018 and June 30, 2017, no shares of stock options were excluded from the calculations of diluted net income per share, as the calculated proceeds from the options’ exercise were lower than the average market price of the Company’s common stock during the period.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Common Stock, or Class B Stock. As of June 30, 2018, 8,359,738 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of June 3, 2017, 8,306,073 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share.  During the three months ended June 30, 2018 and June 30, 2017, the Company issued 11,495 and 42,275 shares of Class A Stock, respectively. For the six months ended June 30, 2018 and June 30, 2017, the Company issued 26,284 and 60,040 shares of Class A Stock, respectively.

Equity per common share was $16.05 and $15.98 at June 30, 2018 and December 31, 2017, respectively. These amounts were computed by dividing common stockholders' equity by the number of shares of common stock outstanding on June 30, 2018 and December 31, 2017, respectively.

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

On January 16, 2018, the DEPSC approved the opening of Docket No. 17-1240 requiring Delaware utilities to determine the impact that the TCJA had on their customers and potential rate relief due to customers.  We submitted the required reports to the DEPSC by the March 31, 2018 deadline.  The Company expects any reduction in corporate income tax expense resulting from the TCJA will be passed through to customers in the form of reduced tariff rates or approved DSIC rates.  Until a final decision is determined by the DEPSC, DSIC revenue for the first six months of 2018 is being held in reserve and is not reflected in income. This reserved amount approximates the TCJA impact to Artesian Water's customers.

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

The following table summarizes (1) Artesian Water's applications with the DEPSC to collect DSIC rates and (2) the rates upon which eligible plant improvements are based:

Application Date	11/29/2016	05/31/2018
DEPSC Approval Date	12/20/2016	06/19/2018
Effective Date	01/01/2017	07/01/2018
Cumulative DSIC Rate	4.71%	3.63%
Net Eligible Plant Improvements – Cumulative Dollars (in millions)	$16.6	$24.7
Eligible Plant Improvements – Installed Beginning Date	10/01/2014	10/01/2014
Eligible Plant Improvements – Installed Ending Date	10/31/2016	04/30/2018

The DSIC rate effective July 1, 2018 replaces the DSIC rate effective January 1, 2017.  This reduced rate reflects the TCJA impact to customers, partially offset by eligible plant improvements installed through April 30, 2018.  The cumulative DSIC rate effective July 1, 2018 noted above is under audit with the DEPSC.  For the three and six months ended June 30, 2018 we did not report any earnings in DSIC revenue since the full amount of $800,000 and $1,548,000, respectively, is being held in reserve pending the outcome of the DEPSC's decision regarding the TCJA impact to customers.  For the three and six months ended June 30, 2017, we earned approximately $787,000 and $1,543,000 in DSIC revenue, respectively.

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

The SEC Staff issued Accounting Bulletin No. 118, Income Tax Accounting of the TCJA, which provides guidance to address situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the TCJA in the period in which the TCJA was enacted.  Under the guidance, registrants can report the effects of the TCJA as provisional amounts based on reasonable estimates in those areas in which the accounting is incomplete.  The provisional amounts are subject to adjustment during a measurement period that can extend no longer than one year from the enactment date.  The Company made reasonable estimates in measuring and accounting for the effects of the TCJA, which are reflected in the June 30, 2018 financial statements, however, these estimates could change based on further analysis of the TCJA or further regulatory rulings from the Company’s various Public Service Commissions.

Deferred income taxes are provided in accordance with FASB ASC Topic 740 on all differences between the tax basis of assets and liabilities and the amounts at which they are carried in the consolidated financial statements based on the enacted tax rates expected to be in effect when such temporary differences are expected to reverse. The Company’s rate regulated utilities recognize regulatory liabilities, to the extent considered in ratemaking, for deferred taxes provided in excess of the current statutory tax rate and regulatory assets for deferred taxes provided at rates less than the current statutory rate.  Such tax-related regulatory assets and liabilities are reported at the revenue requirement level and amortized to income as the related temporary differences reverse, generally over the lives of the related properties.

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

The Company established two reserves for uncertain tax positions based upon management’s judgment as to the sustainability of these positions related to the methodology for determining the deduction for utility system repairs and the difference in the tax depreciation expense utilizing the half-year convention rather than the mid-quarter convention.

The Company has accrued approximately $7,200 in penalties and interest for the six months ended June 30, 2018. The Company remains subject to examination by federal authorities for the tax years 2015 through 2017 and state authorities for the tax years 2015 through 2017.

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

Long-term Financial Liabilities

All of Artesian Resources' outstanding long-term debt as of June 30, 2018 and December 31, 2017 was fixed-rate. The fair value of the Company's long-term debt is determined by discounting its future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825. Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements. Level 2 is valued using observable inputs other than quoted prices. The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates. The carrying amount and fair value of Artesian Resources' long-term debt are shown below:

In thousands
	June 30, 2018	December 31, 2017
Carrying amount	$106,262	$106,931
Estimated fair value	$106,132	$110,524

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

NOTE 11 – RELATED PARTY TRANSACTIONS

In October 2017, September 2017, and February 2017, Artesian Water entered into agreements in the normal course of business with W.F. Construction, Inc. for work associated with building modifications to water treatment plants.  The amounts of these agreements were approximately $60,000, $36,000 and $100,000, respectively. The owner of W.F. Construction, Inc. is the husband of Mrs. Jennifer Finch, Vice President and Assistant Treasurer of Artesian Resources. No amounts were paid to W.F. Construction, Inc. for the three and six months ended June 30, 2018.  Approximately $44,000 and $87,000 was paid to W.F. Construction, Inc. during the three and six months ended June 30, 2017, respectively. As of June 30, 2018, the Company had no liability to W.F. Construction, Inc.

As set forth in the Charter of the Audit Committee of the Board of Directors of Artesian Resources, the Audit Committee is responsible for reviewing and, if appropriate, approving all related party transactions between us and any officer, any director, any person known to be the beneficial owner of more than 5% of any class of the Company's voting securities or any other related person that would potentially require disclosure. In its review and approval of the 2017 related party transactions with W.F. Construction, Inc., the Audit Committee considered the nature of the related person's interest in the transaction; the satisfactory performance of work contracted with the related party prior to our employment of Mrs. Finch; and the material terms of the transaction, including, without limitation, the amount and type of transaction, the importance of the transaction to the related person, the importance of the transaction to the Company and whether the transaction would impair the judgment of a director or officer to act in the best interest of the Company. The Audit Committee approves only those related person transactions that are in, or are consistent with, the best interests of the Company and its stockholders.

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

NOTE 13 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued new guidance on leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard establishes a right-of-use, or ROU, model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available This guidance, as well as additional guidance issued in January 2018, provides for certain practical expedients, including permitting the Company to elect not to evaluate land easements that existed prior to implementation and were not previously accounted for as leases. Management is currently evaluating the impact of our pending adoption of the new standard, which includes compiling a list of all contracts that meet the definition of a lease under the new standard and determining the proper classification and accounting treatment of such contracts in order to determine the ultimate impact the new standard will have on our consolidated financial statements.

NOTE 14 - SUBSEQUENT EVENT

On August 8, 2018, Artesian Wastewater and CoBank, ACB, or CoBank, entered into a Master Loan Agreement, or the MLA, and two supplements to the MLA (each a "Supplement"), in which Cobank will loan Artesian Wastewater up to a total principal amount of $12 million.  Artesian Wastewater's obligation to repay the loans under each Supplement is evidenced by a promissory note.  Artesian Wastewater's obligations under the MLA, each Supplement and each promissory note is secured by a: (1) statutory first priority lien on all equity which Artesian Wastewater may now own or hereafter acquire in CoBank; (2) a first priority lien on all real and other personal property of Artesian Wastewater, whether now existing or hereafter acquired; and (3) all proceeds thereof.  In addition, Artesian Wastewater's obligations are guaranteed by Artesian Resources Corporation.  Closing on the debt financing was approved by the Delaware Public Service Commission on June 5, 2018.

Each Supplement sets forth the principal amount, the purpose, the interest rate, the repayment terms and any other terms and conditions applicable to the particular loan.  The first Supplement allows loans in an aggregate principal amount not to exceed $7.5 million to provide long-term financing for approximately 60% of the cost to construct a wastewater disposal facility including a pipeline between the wastewater disposal facility site and the properties of Allen Harim Foods, LLC pursuant to the Process Wastewater Services Agreement dated January 27, 2017, between Artesian Wastewater and Allen Harim Foods, LLC.  The second Supplement allows loans in an aggregate principal amount not to exceed $4.5 million to provide long-term financing for the expansion and upgrade of the Stonewater Wastewater Treatment Facility.

Each Supplement has the same interest rate and payment terms.  Artesian Wastewater agrees to pay interest on the unpaid principal balance of the loans at 5.12% per annum. Interest shall be calculated and paid quarterly in arrears on the thirtieth (30th) day of each of March, June, September and December.  Artesian Wastewater agrees to repay each loan in eighty consecutive quarterly installments, each due on the thirtieth (30th) day of each March, June, September, and December, with the first installment due on March 30, 2019, and the last installment due on December 30,2038. The amount of each installment shall be the same principal amount that would be required to be repaid if the loan was scheduled to be repaid in level installments of principal and interest and such schedule was calculated utilizing 5.12% as the rate accruing on the loan; provided, however, that the last installment of each loan shall be in an amount equal to the then unpaid principal balance of the loan.

Pursuant to the MLA, Artesian Wastewater agrees to pay to CoBank a broken funding surcharge and agrees to (A) give CoBank not less than three (3) business days' prior notice in the event it desires to repay any loan balance bearing interest at a fixed rate prior to the last day of the fixed rate period; and (B) pay to CoBank a broken funding surcharge in the amount set forth below in the event Artesian Wastewater: (1) repays any fixed rate balance prior to the last day of its fixed rate period (whether such payment is made voluntarily, as a result of an acceleration, or otherwise); (2) converts any fixed rate balance to another fixed rate or to a variable rate prior to the last day of the fixed rate period applicable to such balance; or (3) fails to borrow any fixed rate balance on the date scheduled therefor. The surcharge shall be in an amount equal to the greater of (i) the sum of the present value of: (A) any funding losses imputed by CoBank to have been incurred as a result of such payment, conversion or failure; plus (B) a per annum yield of 1/2 of 1% of the amount repaid, converted or not borrowed for the period such amount was scheduled to have been outstanding at such fixed rate, or (ii) $300.00.

The MLA contains customary default provisions where the loans will become immediately due and payable, referred to as "Events of Default," and two financial covenants applicable to Artesian Wastewater; a debt coverage ratio of not less than 1.25 to 1.00 must be maintained commencing with the fiscal year beginning on January 1, 2019 and ending December 31, 2019, and the ratio of total debt to capitalization ratio cannot be greater than 65%.  The loans shall be redeemed at a price equal to the sum of (i) the aggregate principal amount to be redeemed, and (ii) the interest accrued thereon through the date of redemption.

The foregoing summary is qualified in its entirety by reference to the text of the MLA and each Supplement and the Guarantee of Payment, copies of which are filed as Exhibit 4.2 and Exhibit 4.3, respectively, hereto and are incorporated by reference.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2018

OVERVIEW

Our profitability is primarily attributable to the sale of water. Gross water sales comprise 88.2% of total operating revenues for the six months ended June 30, 2018. Our profitability is also attributed to the various contract operations, water, sewer and internal Service Line Protection Plans and other services we provide. Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature. In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected. We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

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

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water services to residential, commercial, industrial, governmental, municipal and utility customers. Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue. As of June 30, 2018 we had approximately 85,200 metered water customers in Delaware, an increase of approximately 1,800 compared to June 30, 2017. The number of metered water customers in Maryland totaled approximately 2,300 as of June 30, 2018, a slight increase compared to June 30, 2017. The number of metered water customers in Pennsylvania remained consistent compared to June 30, 2017. For the six months ended June 30, 2018, approximately 3.8 billion gallons of water were distributed in our Delaware systems and approximately 69.2 million gallons of water were distributed in our Maryland systems.

Wastewater Division

Artesian Wastewater owns wastewater infrastructure and began providing wastewater services in Delaware in July 2005. Artesian Wastewater Maryland, which was incorporated on June 3, 2008, is able to provide regulated wastewater services in Maryland. Our residential and commercial wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  The number of Delaware wastewater customers totaled approximately 1,950 as of June 30, 2018, an increase of approximately 250, or 15.9%, compared to June 30, 2017.  In addition, Artesian Wastewater entered into a wastewater services agreement with Allen Harim Foods, LLC, or Allen Harim, a large industrial customer, under which service is expected to begin in 2018. The wastewater services agreement with Allen Harim is discussed further in the “Strategic Direction” section below.

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

In addition to the water and wastewater services described above, Artesian Utility also offers three protection plans to customers, the WSLP Plan, the SSLP Plan, and the ISLP Plan. The WSLP Plan covers all parts, materials and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The SSLP Plan covers all parts, materials and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit. The ISLP Plan enhances available coverage to include water and wastewater lines within customers' residences.  As of June 30, 2018, approximately 19,500, or 23.8%, of our eligible water customers enrolled in the WSLP Plan, approximately 15,500, or 19.0%, of our eligible customers enrolled in the SSLP Plan, and approximately 5,200, or 6.4%, of our eligible customers enrolled in the ISLP Plan.  Approximately 1,700 non-utility customers enrolled in one of our three protection plans.

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

Artesian Wastewater entered into agreements that will provide growth opportunities and will utilize our larger regional wastewater facilities.  In August 2016, Artesian Wastewater and Sussex County, a political subdivision of Delaware, entered into an agreement to provide reciprocal services to address the periodic need of each for additional wastewater treatment and disposal capacity in certain service areas within Sussex County.  There are numerous locations in Sussex County where Artesian Wastewater’s and Sussex County’s facilities are capable of being connected or integrated to allow for the movement and disposal of wastewater generated by one or the other’s system in a manner that most efficiently and cost effectively manages wastewater transmission, treatment and disposal.

On September 27, 2016, Artesian Wastewater entered into a wastewater services agreement with Allen Harim for Artesian Wastewater to provide treatment and disposal services for sanitary wastewater discharged from Allen Harim’s properties located in Sussex County, Delaware upon completion of a pipeline to transfer the sanitary wastewater.  The pipeline was completed in the second quarter of 2017.  The transfer of sanitary wastewater is pending receipt of a construction permit and installation of related on-site improvements by Allen Harim.  On January 27, 2017, Artesian Wastewater entered into a second wastewater agreement with Allen Harim for Artesian Wastewater to provide disposal services for approximately 1.5 million gallons per day of treated industrial process wastewater upon completion of an approximately eight mile pipeline that will transfer the wastewater from Allen Harim’s properties to a 90 million gallon storage lagoon at Artesian’s Northern Sussex Regional Water Recycling Facility.  We will use the reclaimed wastewater for spray irrigation on agricultural land in the area.  The completion of the industrial process wastewater pipeline and storage lagoon should occur by the end of 2018.

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

The following table summarizes (1) Artesian Water’s applications with the DEPSC to collect DSIC rates and (2) the rates upon which eligible plant improvements are based:

Application Date	11/29/2016	05/31/2018
DEPSC Approval Date	12/20/2016	06/19/2018
Effective Date	01/01/2017	07/01/2018
Cumulative DSIC Rate	4.71%	3.63%
Net Eligible Plant Improvements – Cumulative Dollars (in millions)	$16.6	$24.7
Eligible Plant Improvements – Installed Beginning Date	10/01/2014	10/01/2014
Eligible Plant Improvements – Installed Ending Date	10/31/2016	04/30/2018

The DSIC rate effective July 1, 2018 replaces the DSIC rate effective January 1, 2017.  This reduced rate reflects the TCJA impact to customers, partially offset by eligible plant improvements installed through April 30, 2018.  The cumulative DSIC rate effective July 1, 2018 noted above is under audit with the DEPSC.   For the three and six months ended June 30, 2018 we did not report any earnings in DSIC revenue since the full amount of $800,000 and $1,548,000, respectively, is being held in reserve pending the outcome of the DEPSC’s decision regarding the TCJA impact to customers.  For the three and six months ended June 30, 2017, we earned approximately $787,000 and $1,543,000 in DSIC revenue, respectively.

Inflation

We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability.  The cumulative effect of inflation results in significantly higher facility costs compared to investments made 20 to 40 years ago, which must be recovered from future cash flows.

Results of Operations – Analysis of the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017.

Operating Revenues

Revenues totaled $20.2 million for the three months ended June 30, 2018, $0.3 million, or 1.3%, less than revenues for the three months ended June 30, 2017. Water sales revenue decreased $0.4 million, or 2.1%, for the three months ended June 30, 2018 from the corresponding period in 2017, primarily due to a decrease in DSIC related to earnings being held in reserve pending the final determination of the potential rate relief due to customers as a result of the TCJA.  This decrease is partially offset by an increase in customer charges from customer growth and an increase in overall water consumption. We realized 88.3% and 89.0% of our total operating revenue for the three months ended June 30, 2018 and June 30, 2017, respectively, from the sale of water.

Other utility operating revenue increased approximately $0.1 million, or 6.5%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase is primarily due to an increase in wastewater revenue from customer growth, partially offset by a decrease in water service charges.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, decreased $0.5 million, or 4.6%, for the three months ended June 30, 2018, compared to the same period in 2017.

Utility operating expenses decreased $0.5 million, or 5.7%, for the three months ended June 30, 2018 over the same period in 2017. The decrease is primarily related to the following.

·	Payroll, employee benefit costs and related expenses decreased $0.5 million due to a decrease in equity compensation awards and timing of compensation.

·
Purchased water expense decreased $0.1 million, primarily due to more water purchased in 2017 during relocation of a major transmission main in our northern New Castle County, Delaware water system due to state highway construction.

·
Repair and maintenance expense increased $0.1 million, primarily due to the painting of an elevated water storage tank in our Cecil County, Maryland system.  This increase is partially offset by a decrease related to the timing of expenses related to the maintenance of water treatment equipment, specifically carbon filter replacements, in our Delaware water system.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 53.8% for the three months ended June 30, 2018, compared to 55.7% for the three months ended June 30, 2017.

Depreciation and amortization expense increased $0.2 million, or 9.1%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense decreased $0.2 million, or 11.3%, primarily due to the reduction in the Federal corporate income tax rate by the TCJA signed into law on December 22, 2017.

Other Income, Net

Other income, net increased $0.4 million, primarily due to a pledge made in 2017 to a non-profit entity in Delaware to support the state’s economic development effort.  A similar pledge was not made in 2018.

Net Income

Our net income applicable to common stock increased $0.7 million, primarily due to a decrease in utility operating expenses and a pledge made in 2017 to a non-profit entity in Delaware to support the state’s economic development effort.

Results of Operations – Analysis of the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017.

Operating Revenues

Revenues totaled $39.1 million for the six months ended June 30, 2018, $0.6 million, or 1.4%, less than revenues for the six months ended June 30, 2017. Water sales revenue decreased $0.7 million, or 1.9%, for the six months ended June 30, 2018 from the corresponding period in 2017, primarily due to a decrease in DSIC related to earnings being held in reserve pending the final determination of the potential rate relief due to customers as a result of the TCJA.  This decrease is partially offset by an increase in overall water consumption and an increase in customer charges from customer growth. We realized 88.2% and 88.6% of our total operating revenue for the six months ended June 30, 2018 and June 30, 2017, respectively, from the sale of water.

Non-utility operating revenue increased approximately $0.1 million, or 3.1%, for the six months ended June 30, 2018 compared to the same period in 2017. The increase is primarily due to an increase in Service Line Protection Plan revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, decreased $0.3 million, or 1.3%, for the six months ended June 30, 2018, compared to the same period in 2017.

Utility operating expenses decreased $0.4 million, or 2.0%, for the six months ended June 30, 2018 over the same period in 2017. The decrease is primarily related to the following.

·	Payroll, employee benefit costs and related expenses decreased $0.4 million due to a decrease in equity compensation awards and timing of compensation.

·
Purchased water expense decreased $0.2 million, primarily due to more water purchased in 2017 during relocation of a major transmission main in our northern New Castle County, Delaware water system due to state highway construction.

·
Repair and maintenance expense increased $0.2 million, primarily due to the painting of an elevated water storage tank in our Cecil County, Maryland system.  This increase is partially offset by a decrease related to the timing of expenses related to the maintenance of water treatment equipment, specifically carbon filter replacements, in our Delaware water system.

Property and other taxes increased $0.1 million, or 4.4%, primarily due to an increase in utility plant subject to taxation. Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 56.0% for the six months ended June 30, 2018, compared to 55.9% for the six months ended June 30, 2017.

Depreciation and amortization expense increased $0.5 million, or 9.9%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense decreased $1.0 million, or 24.7%, primarily due to the reduction in the Federal corporate income tax rate by the TCJA signed into law on December 22, 2017.

Other Income, Net

Other income, net increased $0.7 million, primarily due to an increase in the amount of the annual patronage refund from CoBank, ACB, related to the refinancing of the Series O and Series Q First Mortgage bonds in January 2017.  The annual patronage has been equal to 1.00% of the average line of credit and loan volume outstanding.  In addition, a pledge was made in 2017 to a non-profit entity in Delaware to support the state’s economic development effort.  A similar pledge was not made in 2018.

Interest Charges

Interest expense decreased $0.1 million, primarily due to the refinancing of the Series P First Mortgage bond in January 2018, reducing the interest rate from 6.58% to 4.71%.  This decrease is partially offset by an increase in interest charges due to an increase in borrowing under lines of credit.

Net Income

Our net income applicable to common stock increased $1.1 million, primarily due to an increase in the amount of the annual patronage refund from CoBank, ACB and reduced utility operating expenses, federal and state income taxes and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the six months ended June 30, 2018 were $12.7 million of cash provided by operating activities, $9.8 million from lines of credit borrowings, $4.1 million in net contributions and advances from developers and $0.6 million in net proceeds from the issuance of common stock. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer. A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers. As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

Investment in Plant and Systems

The primary focus of Artesian Water’s investment is to continue to provide high quality reliable service to our growing service territory.  We invested approximately $23.0 million in capital expenditures during the first six months of 2018 compared to $17.1 million invested during the same period in 2017. During the first six months of 2018, we invested approximately $4.4 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities.  We invested $4.5 million to enhance or improve existing treatment facilities and replace aging wells and pumping equipment to better serve our customers.  We invested $1.3 million for equipment purchases, computer hardware and software upgrades and transportation equipment. Developers financed $2.0 million for the installation of water mains and hydrants for the first six months in 2018 compared to $2.3 million for the first six months of 2017. We invested $1.5 million to upgrade and automate our meter reading equipment. We invested approximately $0.6 million in mandatory utility plant expenditures due to governmental highway projects, which required the relocation of water service mains in addition to facility improvements and upgrades. An additional $8.7 million was invested in wastewater projects in Delaware, of which $8.2 million was invested in the ongoing construction of an eight mile pipeline and a 90 million gallon storage lagoon for spray irrigation to dispose of treated wastewater from a new industrial customer.

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

The Tax Cuts and Jobs Act

On December 22, 2017, the TCJA was signed into law. We are in the process of analyzing the TCJA and its overall impact on the Company. The TCJA reduces the federal corporate tax rate to 21 percent from 35 percent, among other things. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain.  However, based on its preliminary assessment of the reduction in the federal corporate tax rate, the Company currently expects that its 2018 effective tax rate will be reduced and will result in overall lower tax expense beginning in 2018.  Such estimate is based on management’s current assumptions with respect to, among other things, the Company’s earnings, state income tax levels and tax deductions. The Company’s actual effective tax rate in 2018 may differ from management’s estimate.  The TCJA also includes certain other provisions specifically related to the public utility industry, including the exclusion from utilizing bonus depreciation.  The impact with respect to provisions specifically related to the public utility industry or to corporate taxpayers in general may also impact our future financial performance, including our results of operations, cash flows and liquidity, which impacts will largely be determined through future regulatory proceedings.

On January 16, 2018, the DEPSC approved the opening of Docket No. 17-1240 requiring Delaware utilities to determine the impact that the TCJA had on their customers and potential rate relief due to customers. We submitted the required reports to the DEPSC by the March 31, 2018 deadline. The Company expects any reduction in corporate income tax expense resulting from the TCJA will be passed through to customers in the form of reduced tariff rates or approved DSIC rates.  Until a final decision is determined by the DEPSC, DSIC revenue for the first six months of 2018 is being held in reserve and is not reflected in income. This reserved amount approximates the TCJA impact to Artesian Water’s customers.

Lines of Credit

At June 30, 2018, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources. As of June 30, 2018, there was $30.6 million of available funds under this line of credit. The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%. This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time. The term of this line of credit expires on the earlier of May 24, 2019 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At June 30, 2018, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland. As of June 30, 2018, there was $10.0 million of available funds under this line of credit. The interest rate for borrowings under this line is LIBOR plus 1.50%. The term of this line of credit expires on July 20, 2019. We expect to renew this line of credit.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$19,433	$--	$--	$--

Long-Term Debt

Artesian Water's trust indentures, which set certain criteria for the issuance of new long-term debt, limit long-term debt, including the short-term portion thereof, to 66⅔% of total capitalization. Our debt to total capitalization, including the short-term portion thereof, was 47.6% at June 30, 2018. In addition, our revolving line of credit with CoBank contains customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets, change our business or incur additional indebtedness.  In addition, this line of credit requires us to abide by certain financial covenants and ratios. As of June 30, 2018, we were in compliance with these covenants.

We expect to fund our activities for the next 12 months using our available cash balances and bank credit lines, plus projected cash generated from operations.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$5,378	$10,680	$10,566	$143,409	$170,033
State revolving fund loans (principal and interest)	1,002	2,005	1,611	3,865	8,483
Operating leases	77	114	119	1,298	1,608
Unconditional purchase obligations	3,824	7,659	1,928	--	13,411
Tank painting contractual obligation	426	213	--	--	639
Total contractual cash obligations	$10,707	$20,671	$14,224	$148,572	$194,174

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

On January 18, 2017, Artesian Water and CoBank entered into a Bond Purchase Agreement relating to the issue and sale by the Company to CoBank of a $40 million principal amount First Mortgage Bond, Series T, or the Series T Bond, due December 20, 2036, or the Series T Maturity Date.  The Series T Bond was issued pursuant to the Company’s Indenture of Mortgage dated as of July 1, 1961, as amended and supplemented by supplemental indentures, including the Twenty-Second Supplemental Indenture dated as of January 18, 2017 from the Company to Wilmington Trust Company, as Trustee.  The Indenture is a first mortgage lien against substantially all of the Company’s utility plant.  The proceeds from the sale of the Series T Bond were used to prepay indebtedness of the Company under two existing First Mortgage Bonds: Series O, principal amount $20 million with interest rate of 8.17% and related prepayment costs of $4.5 million; and Series Q, principal amount $15.4 million with interest rate of 4.75%.  The DEPSC approved the issuance of the Series T Bond on December 20, 2016.  The DEPSC also approved deferral of the prepayment costs associated with the First Mortgage Bond, Series O and the previously deferred debt related costs associated with the First Mortgage Bonds, Series O and Series Q.

The Series T Bond carries an annual interest rate of 4.24% through and including the Series T Maturity Date. Interest is payable on June 30th and December 31st of each year, beginning June 30, 2017, until the Company’s obligation with respect to the payment of principal, premium (if any) and interest shall be discharged. Overdue payments shall bear interest as provided in the Twenty-Second Supplemental Indenture. The terms of the Series T Bond also include certain limitations on the Company’s indebtedness.

On January 24, 2018, Artesian Water Maryland signed an interconnection agreement with the Town of North East that has a “take or pay” clause requiring us to purchase a minimum of 35,000 gallons per day of water that shall commence on the first day of the month following the date on which the interconnection is completed.  The interconnection completion date is expected to occur during the third quarter of 2018.

On January 31, 2018, Artesian Water and CoBank entered into a Bond Purchase Agreement relating to the issue and sale by the Company to CoBank of a $25 million principal amount First Mortgage Bond, Series U, or the Series U Bond, due January 31, 2038, or the Series U Maturity Date.  The Series U Bond was issued pursuant to the Company’s Indenture of Mortgage dated as of July 1, 1961, as amended and supplemented by supplemental indentures, including the Twenty-Third Supplemental Indenture, dated as of January 31, 2018 from the Company to Wilmington Trust Company, as Trustee.  The Indenture is a first mortgage lien against substantially all of the Company’s utility plant.  The proceeds from the sale of the Series U Bond together with other funds of the Company, were used to pay in full at maturity indebtedness of the Company under those certain First Mortgage Bonds, Series P.  The DEPSC approved the issuance of the Series U Bond on December 21, 2017.

The Series U Bond carries an annual interest rate of 4.71% through and including the Series U Maturity Date. Interest is payable on January 30th, April 30th, July 30th and October 30th in each year and on the Series U Maturity Date, beginning April 30, 2018 until the Company’s obligation with respect to the payment of principal, premium (if any) and interest shall be discharged.  Overdue payments shall bear interest as provided in the Twenty-Third Supplemental Indenture. The term of the Series U Bond also includes certain limitations on the Company’s indebtedness.

On August 8, 2018, Artesian Wastewater and CoBank entered into a Master Loan Agreement, or the MLA, and two supplements to the MLA, in which Cobank will loan Artesian Wastewater up to a total principal amount of $12 million (see Note 14).  Artesian Wastewater agrees to pay interest on the unpaid principal balance of the loans at 5.12% per annum. Interest shall be calculated and paid quarterly in arrears on the thirtieth (30th) day of each of March, June, September and December.  Artesian Wastewater agrees to repay each loan in eighty consecutive quarterly installments, each due on the thirtieth (30th) day of each March, June, September, and December, with the first installment due on March 30, 2019, and the last installment due on December 30, 2038. The amount of each installment shall be the same principal amount that would be required to be repaid if the loan was scheduled to be repaid in level installments of principal and interest and such schedule was calculated utilizing 5.12% as the rate accruing on the loan; provided, however, that the last installment of each loan shall be in an amount equal to the then unpaid principal balance of the loan.  Closing on the debt financing was approved by the Delaware Public Service Commission on June 5, 2018.  The foregoing summary is qualified in its entirety by reference to the text of the MLA and each Supplement and the Guarantee of Payment, copies of which are filed as Exhibit 4.2 and Exhibit 4.3, respectively, hereto and are incorporated by reference.

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

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2017 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2017 and also in the notes to our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first six months of 2018 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2028 to 2038, and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity. In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at June 30, 2018 were approximately $19.4 million. An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line.  We are also exposed to market risk associated with changes in commodity prices. Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers. We have also sought to mitigate future significant electric price increases by signing a multi-year supply contract, at a fixed price.

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On April 3, 2018 Wetherby, LLC filed a complaint against Artesian Resources Corporation and Artesian Wastewater Management, Inc., or the Defendants, in United States District Court for the District of Delaware, or the Court.  The complaint alleged that the Defendants have engaged in monopolization and/or attempted monopolization in violation of Section 2 of the Sherman Antitrust Act in connection with negotiating the terms upon which Artesian Wastewater Management, Inc. might provide wastewater services to a proposed development in Sussex County, Delaware.  The complaint sought the following relief: a permanent injunction requiring Defendants to provide wastewater services; a declaration that the Defendants are a monopoly; a declaration that the Defendants’ actions violate Section 2 of the Sherman Act; actual damages in an amount to be proved at trial, but not less than $10 million; treble damages under the Clayton Act, and the cost of suit, including reasonable attorneys’ fees; and such other relief as the Court deemed just and proper.  We believed the claims were without merit and defended the suit vigorously. On May 15, 2018, the Court sent notice that Wetherby, LLC withdrew, with prejudice, its claims against the Defendants.

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

4.1
Interest Rate Lock Agreement, dated as of May 7, 2018, by and between Artesian Wastewater Management, Inc. and CoBank, ACB.  Incorporated by reference to Exhibit 4.1 filed with the Company’s Form 8-K filed on May 10, 2018.

4.2	Master Loan Agreement, dated as of August 8, 2018, by and between Artesian Wastewater Management, Inc. and CoBank, ACB.*

4.3	Guarantee of Payment, dated as of August 8, 2018, by and between Artesian Resources Corporation and CoBank, ACB.*

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a–14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a–14(a) under the Securities Exchange Act of 1934, as amended.*

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).**

101
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.*

*   Filed herewith
** Furnished herewith