Form 10-Q
period 2018-09-30
ARTESIAN RESOURCES CORP
filed 2018-11-09
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of November 6, 2018, 8,364,803 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	September 30, 2018	December 31, 2017
Utility plant, at original cost (less accumulated depreciation 2018- $124,556; 2017 - $116,945)	$487,135	$460,502
Current assets
Cash and cash equivalents	233	952
Accounts receivable (less allowance for doubtful accounts 2018 - $318; 2017 - $288)	8,690	8,897
Income tax receivable	2,173	2,353
Unbilled operating revenues	1,326	1,427
Materials and supplies	1,289	1,519
Prepaid property taxes	2,487	1,795
Prepaid expenses and other	2,166	2,042
Total current assets	18,364	18,985
Other assets
Non-utility property (less accumulated depreciation 2018 - $715; 2017 - $689)	3,866	3,882
Other deferred assets	3,894	3,721
Total other assets	7,760	7,603
Regulatory assets, net	7,404	7,549
Total Assets	$520,663	$494,639

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$9,246	$9,215
Preferred stock	–	–
Additional paid-in capital	100,422	99,526
Retained earnings	40,417	37,903
Total stockholders' equity	150,085	146,644
Long-term debt, net of current portion	111,826	105,587
	261,911	252,231
Current liabilities
Lines of credit	15,358	9,610
Current portion of long-term debt	1,534	1,344
Accounts payable	5,173	8,853
Accrued expenses	3,487	2,888
Dividends payable	2,240	–
Overdraft payable	495	304
Accrued interest	1,170	1,805
Customer deposits	1,029	969
Other	6,688	2,688
Total current liabilities	37,174	28,461

Commitments and contingencies	–	–

Deferred credits and other liabilities
Net advances for construction	7,114	7,797
Regulatory liabilities	23,927	23,201
Deferred investment tax credits	513	526
Deferred income taxes	55,464	54,137
Total deferred credits and other liabilities	87,018	85,661

Net contributions in aid of construction	134,560	128,286
	$520,663	$494,639
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2018	2017	2018	2017
Operating revenues
Water sales	$19,469	$20,045	$53,983	$55,228
Other utility operating revenue	1,189	1,036	3,273	3,075
Non-utility operating revenue	1,266	1,275	3,812	3,744
	21,924	22,356	61,068	62,047

Operating expenses
Utility operating expenses	10,333	10,070	28,454	28,564
Non-utility operating expenses	735	736	2,069	2,085
Depreciation and amortization	2,513	2,377	7,623	7,024
State and federal income taxes	1,834	2,546	4,737	6,403
Property and other taxes	1,265	1,173	3,731	3,537
	16,680	16,902	46,614	47,613

Operating income	5,244	5,454	14,454	14,434

Other income, net
Allowance for funds used during construction (AFUDC) (AA (A( construction (AFUDC)	146	83	413	228
Miscellaneous income (expense)	87	(62)	1,014	231

Income before interest charges	5,477	5,475	15,881	14,893

Interest charges	1,548	1,533	4,548	4,614

Net income applicable to common stock	$3,929	$3,942	$11,333	$10,279

Income per common share:
Basic	$0.42	$0.43	$1.23	$1.12
Diluted	$0.42	$0.42	$1.22	$1.11

Weighted average common shares outstanding:
Basic	9,244	9,191	9,235	9,164
Diluted	9,299	9,286	9,290	9,262

Cash dividends per share of common stock	$0.2387	$0.2317	$0.7126	$0.6917

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,333	$10,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,623	7,024
Deferred income taxes, net	1,314	6,211
Stock compensation	144	375
AFUDC, equity portion	(287)	(155)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	207	551
Income tax receivable	180	(1,096)
Unbilled operating revenues	101	(234)
Materials and supplies	230	119
Prepaid property taxes	(692)	(799)
Prepaid expenses and other	(124)	(275)
Other deferred assets	(199)	(132)
Regulatory assets	167	275
Regulatory liabilities	726	–
Accounts payable	(3,680)	229
Accrued expenses	599	2,222
Accrued interest	(635)	347
Customer deposits and other, net	4,059	651
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,066	25,592

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(34,959)	(28,284)
Proceeds from sale of assets	44	71
NET CASH USED IN INVESTING ACTIVITIES	(34,915)	(28,213)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit agreements	5,748	(830)
Increase in overdraft payable	191	1,261
Net advances and contributions in aid of construction	6,634	8,404
Net proceeds from issuance of common stock	782	1,240
Issuance of long-term debt	7,500	–
Dividends paid	(6,579)	(6,333)
Debt issuance costs	(75)	(148)
Principal repayments of long-term debt	(1,071)	(949)
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,130	2,645

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(719)	24

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	952	226

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$233	$250

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions	$623	$2,628
Interest paid	$5,183	$4,267
Income taxes paid	$2,417	$1,278

See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

The condensed consolidated financial statements include the accounts of Artesian Resources and its wholly owned subsidiaries, including its principal operating company, Artesian Water. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company's balance sheet position as of September 30, 2018, the results of operations for the three and nine month periods ended September 30, 2018 and September 30, 2017 and the cash flows for the nine month periods ended September 30, 2018 and September 30, 2017.

The results of operations for the interim periods presented are not necessarily indicative of the results for the full year or for future periods.

Impact of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued guidance, which replaces most of the existing guidance with a single set of principles for recognizing revenue from contracts with customers. The guidance was effective January 1, 2018 and did not have a material impact on the Company's financial statements. Disclosures related to Revenue Recognition are included in Note 2, Revenue Recognition.

In February 2016, the FASB issued new guidance on leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard establishes a right-of-use, or ROU, model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  This guidance, as well as additional guidance issued in January 2018 and July 2018, provides for certain practical expedients, including permitting the Company to elect not to evaluate land easements that existed prior to implementation and were not previously accounted for as leases, comparative reporting requirements for initial adoption and separating lease and non-lease components in a contract and allocating the consideration in the contract to the separate components for lessor only.  Management is currently evaluating the impact of our pending adoption of the new standard, which includes compiling a list of all contracts that meet the definition of a lease under the new standard and determining the proper classification and accounting treatment of such contracts in order to determine the ultimate impact the new standard will have on our consolidated financial statements.

NOTE 2 – REVENUE RECOGNITION

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

Artesian's operating revenues are primarily attributable to regulated contract services based upon tariff rates approved by the Delaware Public Service Commission, or DEPSC, the Maryland Public Service Commission, or MDPSC and the Pennsylvania Public Utility Commission, or PAPUC.  Regulated contract service revenues consist of water consumption, fixed fees for water and wastewater services including customer and fire protection fees, services charges and a Distribution System Improvement Charge, or DSIC, billed to customers at rates outlined in our tariffs that represent stand-alone selling prices.  Our non-regulated contract revenues consist of Service Line Protection Plan, or SLP Plan, fees, water and wastewater contract operations, and wastewater inspection fees.

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

Artesian generates revenue from DSICs, which are surcharges applied to water customer tariff rates in Delaware related to specific types of water distribution system improvements.  This rate is calculated on a semi-annual basis based on an approved projected revenue requirement over the following six-month period.  This rate is adjusted up or down at the next DSIC filing to account for any differences between actual earned revenue and the projected revenue requirement.  Since DSIC revenue is a surcharge applied to tariff rates, we recognize DSIC revenue based on the same guidelines as noted above depending on whether the surcharge was applied to consumption revenue or fixed fee revenue.

The DEPSC required Delaware utilities to determine the impact that the Tax Cuts and Jobs Act of 2017, or TCJA, had on its customers and potential rate relief due to customers.  The Company expects any reduction in corporate income tax expense resulting from the TCJA will be passed through to customers in the form of reduced tariff rates or approved DSIC rate.  Until a final decision is determined by the DEPSC, recognized DSIC revenue for the first nine months of 2018 is being held in reserve (refund liability) and is not reflected in income.  This reserved amount approximates the TCJA impact to Artesian Water's customers.

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

Artesian generates contract operation revenue from water and wastewater operation services provided to customers.  We recognize revenue from these operation contracts, which consist primarily of monthly operation and maintenance services over time as customers receive and consume the benefits of such services performed. These services are invoiced in advance at the beginning of every month and are typically due within 30 days, and therefore there is no contract asset or liability associated with these revenues.  An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers' creditworthiness.  The related allowance for doubtful accounts and associated bad debt expense has not been significant.

Artesian generates inspection fee revenue for inspection services related to onsite wastewater collection systems installed by developers of new communities.  These fees are paid by developers in advance when a service is requested for a new phase of a development.  Inspection fee revenue is recognized on a per lot basis once the inspection of the infrastructure that serves each lot is completed.  As a result, we record deferred revenue (contract liability) for any amounts related to infrastructure not yet inspected.  There are no accounts receivable, allowance for doubtful accounts or bad debt expense associated with inspection fee contracts.

Sales Tax

The majority of Artesian's revenues are earned within the State of Delaware, where there is no sales tax.  Revenue earned in the State of Maryland and the Commonwealth of Pennsylvania are related primarily to the sale of water by a public water utility and are exempt from sales tax.  Therefore, no sales tax is collected on revenues.

Disaggregated Revenues

The following table shows the Company's revenues disaggregated by service type; all revenues are generated within a similar geographical location:

(in thousands)	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Regulated Revenue
Consumption charges	$13,648	$13,109	$36,286	$35,304
Fixed fees	6,330	6,521	19,182	18,823
Service charges	182	247	507	761
DSIC	655	858	2,203	2,401
Revenue reserved for refund – TCJA impact	(655)	0	(2,203)	0
Total Regulated Revenue	$20,160	$20,735	$55,975	$57,289

Non-Regulated Revenue
Service line protection plans	$982	$978	$2,960	$2,882
Contract operations	329	340	1,025	995
Inspection fees	115	60	171	155
Total Non-Regulated Revenue	$1,426	$1,378	$4,156	$4,032

Other Operating Revenue not in scope of ASC 606	$338	$243	$937	$726

Total Operating Revenue	$21,924	$22,356	$61,068	$62,047

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	September 30, 2018	December 31, 2017
Accounts Receivable
Accounts Receivable-Regulated	$6,499	$5,631
Accounts Receivable-Non-Regulated	319	403
Total Accounts Receivable	$6,818	$6,034

Contract Assets – Regulated	$2,360	$2,397

Deferred Revenue
Deferred Revenue – Regulated	$1,140	$1,053
Deferred Revenue – Non-Regulated	252	203
Total Deferred Revenue	$1,392	$1,256

Refund Liability - Regulated	$2,203	$--

For the nine months ended September 30, 2018, the Company recognized revenue of $1.1 million from amounts that were included in Deferred Revenue – Regulated at the beginning of the year and revenue of $183,000 from amounts that were included in Deferred Revenue – Non- Regulated at the beginning of the year.

The increases (decreases) of Accounts Receivable, Contract Assets and Deferred Revenue were primarily due to normal timing differences between our performance and customer payments.  The increase in the Refund Liability is due to management's best estimate of the most probable ultimate amount of a pending regulatory adjustment related to the TCJA.

Remaining Performance Obligations

As of September 30, 2018 and December 31, 2017, Deferred Revenue – Regulated is recorded net of contract assets within Unbilled operating revenues and represents our remaining performance obligations for our fixed fee water and wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of September 30, 2018 and December 31, 2017, Deferred Revenue – Non-Regulated is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services and wastewater inspections, which are expected to be satisfied and associated revenue recognized within the next three months and one year for the SLP Plan revenue and inspection fee revenue, respectively.

NOTE 3 – STOCK COMPENSATION PLANS

On December 9, 2015, the Company's stockholders approved the 2015 Equity Compensation Plan, or the 2015 Plan, which replaced the 2005 Equity Compensation Plan which expired on May 24, 2015. The 2015 Plan provides that grants may be in any of the following forms: incentive stock options, nonqualified stock options, stock units, stock awards, dividend equivalents and other stock-based awards. The 2015 Plan is administered and interpreted by the Compensation Committee of the Board, or the Committee. The Committee has the authority to determine the individuals to whom grants will be made under the 2015 Plan, the type, size and terms of the grants, the time when grants will be made and the duration of any applicable exercise or restriction period (subject to the limitations of the 2015 Plan), and deal with any other matters arising under the 2015 Plan. The Committee presently consists of three directors, each of whom is a non-employee director of the Company. All of the employees of the Company and its subsidiaries and non-employee directors of the Company are eligible for grants under the 2015 Plan.

Compensation expense for the three and nine months ended September 30, 2018, of approximately $49,000 and $144,000, respectively, was recorded for restricted stock awards issued in May 2017 and May 2018. Compensation expense, for the three and nine months ended September 30, 2017, of approximately $48,000 and $375,000, respectively, was recorded for restricted stock awards issued in May 2016 and May 2017, as well as fully vested stock awards issued in June 2017. Costs were determined based on the fair value on the dates of the awards and those costs were charged to income over the service periods associated with the awards. There was no stock compensation cost capitalized as part of an asset.

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

On June 28, 2017, 6,568 shares of Class A Stock were issued as fully vested stock awards. The fair market value per share was $38.06, the closing price of the Class A Stock as recorded on the Nasdaq Global Market on June 28, 2017.

The following summary reflects changes in the shares of Class A Stock underlying options and restricted stock awards for the nine months ended September 30, 2018:

	Options				Restricted Awards
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)	Outstanding Restricted Stock Awards	Weighted Average Grant Date Fair Value
Plan options/restricted stock awards
Outstanding at January 1, 2018	176,802	$19.91		$3,298	5,000	38.10
Granted	–	–		–	5,000	$38.51
Exercised/vested and released	(8,052)	15.77		176	(5,000)	38.10
Expired/cancelled	–	–		–	–	–
Outstanding at September 30, 2018	168,750	$20.11	3.58	$2,814	5,000	$38.51

Exercisable/vested at September 30, 2018	168,750	$20.11	3.58	$2,814	–	–

The total intrinsic value of options exercised during the nine months ended September 30, 2018 was approximately $176,000.

There were no unvested option shares outstanding under the 2015 Plan during the nine months ended September 30, 2018.

As of September 30, 2018, there was no unrecognized expense related to non-vested option shares granted under the 2015 Plan.

As of September 30, 2018, there was $112,400 total unrecognized expense related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.58 years, the remaining vesting period for the restricted stock awards.

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

The postretirement benefit obligation is the recognition of an offsetting regulatory liability as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees. Artesian Water contributed $28,100 to its postretirement benefit plan in the first nine months of 2018. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

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

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Depreciation and salary studies	5
Delaware rate proceedings	2.5
Maryland rate proceedings	5
Debt related costs	15 to 25 (based on term of related debt)
Goodwill (resulting from acquisition of Mountain Hill Water Company in 2008)	50
Deferred acquisition costs (resulting from purchase of water assets in Cecil County, Maryland in 2011 and Port Deposit, Maryland in 2010)	20
Franchise Costs (resulting from purchase of water assets in Cecil County, Maryland in 2011)	80

Regulatory assets, net of amortization, comprise:
	(in thousands)
	September 30, 2018	December 31, 2017

Postretirement benefit obligation	$149	$149
Deferred income taxes	404	416
Expense of rate and regulatory proceedings	45	70
Debt related costs	5,884	5,965
Goodwill	297	303
Deferred acquisition and franchise costs	625	646
	$7,404	$7,549

NOTE 5 – REGULATORY LIABILITIES

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

The postretirement benefit obligation is the recognition of an offsetting regulatory asset as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees.  Artesian Water contributed $28,100 to its postretirement benefit plan in the first nine months of 2018. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

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

Pursuant to the enactment of the TCJA on December 22, 2017, the Company adjusted its existing deferred income tax balances as of December 31, 2017 to reflect the decrease in the corporate income tax rate from 34% to 21% (see Note 8).  This resulted in a decrease in the net deferred income tax liability of approximately $24.3 million of which $23.4 million was reclassified as a regulatory liability.  These amounts are subject to certain Internal Revenue Service normalization rules that require the benefits to customers be spread over the remaining useful life of the underlying assets giving rise to the associated deferred income taxes.  The amount and timing of potential settlements of the established net regulatory liabilities will be determined by the utilities' respective rate regulators.

Regulatory liabilities comprise:
	(in thousands)
	September 30, 2018	December 31, 2017

Postretirement benefit obligation	$112	$112
Utility plant retirement cost obligation	461	549
Deferred income taxes (related to TCJA)	23,354	22,540

	$23,927	$23,201

NOTE 6 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards.

The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2018	2017	2018	2017
	(in thousands)		(in thousands)

Weighted average common shares outstanding during the period for Basic computation	9,244	9,191	9,235	9,164
Dilutive effect of employee stock options and awards	55	95	55	98

Weighted average common shares outstanding during the period for Diluted computation	9,299	9,286	9,290	9,262

For the three months ended September 30, 2018 and September 30, 2017, no shares of restricted stock awards were excluded from the calculations of diluted net income per share.  For the nine months ended September 30, 2018 and September 30, 2017, 4,108 and 4,240 shares of restricted stock awards were excluded from the calculations of diluted net income per share, respectively.  For the three and nine months ended September 30, 2018 and September 30, 2017, no shares of stock options were excluded from the calculations of diluted net income per share, as the calculated proceeds from the options' exercise were lower than the average market price of the Company's common stock during the period.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Common Stock, or Class B Stock.  As of September 30, 2018, 8,364,231 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of September 30, 2017, 8,311,100 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share. During the three months ended September 30, 2018 and September 30, 2017, the Company issued 4,493 and 5,027 shares of Class A Stock, respectively. For the nine months ended September 30, 2018 and September 30, 2017, the Company issued 30,777 and 65,067 shares of Class A Stock, respectively.

Equity per common share was $16.25 and $15.98 at September 30, 2018 and December 31, 2017, respectively. These amounts were computed by dividing common stockholders' equity by the number of shares of common stock outstanding on September 30, 2018 and December 31, 2017, respectively.

NOTE 7 - REGULATORY PROCEEDINGS

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

On January 16, 2018, the DEPSC approved the opening of Docket No. 17-1240 requiring Delaware utilities to determine the impact that the TCJA had on their customers and potential rate relief due to customers.  We submitted the required reports to the DEPSC by the March 31, 2018 deadline.  The Company expects any reduction in corporate income tax expense resulting from the TCJA will be passed through to customers in the form of reduced tariff rates or approved DSIC rates.  Until a final decision is determined by the DEPSC, DSIC revenue for the first nine months of 2018 is being held in reserve and is not reflected in income. This reserved amount approximates the TCJA impact to Artesian Water's customers.

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

The DSIC rate effective July 1, 2018 replaces the DSIC rate effective January 1, 2017.  This reduced rate reflects the TCJA impact to customers, partially offset by eligible plant improvements installed through April 30, 2018.  The DSIC rate effective July 1, 2018 is still subject to audit at a later date by the DEPSC.  For the three and nine months ended September 30, 2018 we did not report any earnings in DSIC revenue since the full amount of $655,000 and $2,203,000, respectively, is being held in reserve pending the outcome of the DEPSC's decision regarding the TCJA impact to customers. The 2018 DSIC amount held in reserve is included in Other current liabilities on the Balance Sheet. For the three and nine months ended September 30, 2017, we earned approximately $858,000 and $2,401,000 in DSIC revenue, respectively.

NOTE 8 – INCOME TAXES

The TCJA makes many significant changes to the Internal Revenue Code, including, but not limited to (1) reducing the federal corporate tax rate to a flat 21%; (2) creating a 30% limitation on deductible interest expense (not applicable to regulated utilities); (3) eliminating future bonus depreciation deductions on utility plant capital projects effective January 1, 2018; (4) eliminating the domestic production activities deduction; (5) eliminating the corporate alternative minimum tax and changing how existing alternative minimum tax credits can be realized; (6) changing the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017 and (7) repealing the exclusion from gross income contributions in aid of construction, or CIAC, for water utilities. The most significant change that impacts Artesian Resources is the reduction of the corporate federal income tax rate from our previous effective rate of 34% to the new flat tax rate of 21% beginning January 1, 2018.

The SEC Staff issued Accounting Bulletin No. 118, Income Tax Accounting of the TCJA, which provides guidance to address situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the TCJA in the period in which the TCJA was enacted. Under the guidance, registrants can report the effects of the TCJA as provisional amounts based on reasonable estimates in those areas in which the accounting is incomplete. The provisional amounts are subject to adjustment during a measurement period that can extend no longer than one year from the enactment date. As of December 31, 2017, the Company made reasonable estimates in measuring and accounting for the effects of the TCJA and as of September 30, 2018 made additional adjustments reflective of recent proposed regulations and analysis, however, these estimates could change based on further analysis of the TCJA or further regulatory rulings from the Company's various Public Service Commissions.

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

The Company has accrued approximately $9,400 in penalties and interest for the nine months ended September 30, 2018. The Company remains subject to examination by federal and state authorities for the tax years 2015 through 2017.

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

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Current Assets and Liabilities

For those current assets and liabilities that are considered financial instruments, the carrying amounts approximate fair value because of the short maturity of those instruments.

Long-term Financial Liabilities

All of Artesian Resources' outstanding long-term debt as of September 30, 2018 and December 31, 2017 was fixed-rate. The fair value of the Company's long-term debt is determined by discounting its future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825. Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements. Level 2 is valued using observable inputs other than quoted prices. The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates. The carrying amount and fair value of Artesian Resources' long-term debt are shown below:

In thousands
	September 30, 2018	December 31, 2017
Carrying amount	$113,360	$106,931
Estimated fair value	$111,951	$110,524

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

NOTE 10 – RELATED PARTY TRANSACTIONS

In October 2017, September 2017, and February 2017, Artesian Water entered into agreements in the normal course of business with W.F. Construction, Inc. for work associated with building modifications to water treatment plants.  The amounts of these agreements were approximately $60,000, $36,000 and $100,000, respectively. The owner of W.F. Construction, Inc. is the husband of Mrs. Jennifer Finch, Vice President and Assistant Treasurer of Artesian Resources.  No amounts were paid to W.F. Construction, Inc. for the three and nine months ended September 30, 2018.  No amounts were paid to W.F. Construction, Inc. for the three months ended September 30, 2017.  Approximately $87,000 was paid to W.F. Construction, Inc. during the nine months ended September 30, 2017.  As of September 30, 2018, the Company had no liability to W.F. Construction, Inc.

On September 23, 2018, the Board elected Mr. Michael Houghton to serve as a director for the remainder of the three year term class that expires at the Annual Meeting of the Class B Stock shareholders to be held in 2021 and until his respective successor shall be elected and qualified.  Mr. Houghton is a Partner in the law firm of Morris Nichols Arsht & Tunnell, or MNAT, in Wilmington, Delaware.  In the normal course of business, the Company utilizes the services of MNAT for various regulatory, real estate and public policy matters.  Approximately $271,000 and $446,000 was paid to MNAT during the three and nine months ended September 30, 2018, respectively, for legal services.  Approximately $80,000 and $286,000 was paid to MNAT during the three and nine months ended September 30, 2017, respectively, for legal services.  As of September 30, 2018, the Company had a $16,000 accounts payable balance due to MNAT.

As set forth in the Charter of the Audit Committee of the Board, the Audit Committee is responsible for reviewing and, if appropriate, approving all related party transactions between us and any officer, any director, any person known to be the beneficial owner of more than 5% of any class of the Company's voting securities or any other related person that would potentially require disclosure. In its review and approval of the related party transactions with W.F. Construction, Inc. and the related party transactions with MNAT, the Audit Committee considered the nature of the related person's interest in the transactions; the satisfactory performance of work contracted with the related parties prior to our employment of Mrs. Finch and prior to the director election of Mr. Houghton; and the material terms of the transactions, including, without limitation, the amount and type of transactions, the importance of the transactions to the related person, the importance of the transactions to the Company and whether the transactions would impair the judgment of a director or officer to act in the best interest of the Company. The Audit Committee approves only those related person transactions that are in, or are consistent with, the best interests of the Company and its stockholders.

NOTE 11 – BUSINESS COMBINATIONS

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2018

OVERVIEW

Our profitability is primarily attributable to the sale of water. Gross water sales comprise 88.4% of total operating revenues for the nine months ended September 30, 2018. Our profitability is also attributed to the various contract operations, water, sewer and internal SLP Plans and other services we provide. Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature. In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected. We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

While water sales are our primary source of revenues, we continue to seek growth opportunities to provide wastewater services in Delaware and the surrounding areas. We also continue to explore and develop relationships with developers and municipalities in order to increase revenues from contract water and wastewater operations, wastewater management services, and design, construction and engineering services. We plan to continue developing and expanding our contract operations and other services in a manner that complements our growth in water service to new customers. Our anticipated growth in these areas is subject to changes in residential and commercial construction, which may be affected by interest rates, inflation and general housing and economic market conditions. We anticipate continued growth in our non-regulated division due to our water, sewer, and internal SLP Plans.

Regulated Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide regulated water services to residential, commercial, industrial, governmental, municipal and utility customers.

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

Artesian Water Maryland began operations in August 2007. Artesian Water Maryland distributes and sells water to residential, commercial, industrial and municipal customers in Cecil County, Maryland.  Artesian Water Maryland owns and operates 8 public water systems including one in Port Deposit that has the ability to supply up to 1 million gallons per day, or mgd, of water through an intake in the Susquehanna River.

Artesian Water Pennsylvania began operations in 2002. It provides water service to a residential community in Chester County, Pennsylvania.

Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue. As of September 30, 2018 we had approximately 85,600 metered water customers in Delaware, an increase of approximately 1,800 compared to September 30, 2017. The number of metered water customers in Maryland totaled approximately 2,400 as of September 30, 2018, a slight increase compared to September 30, 2017. The number of metered water customers in Pennsylvania remained consistent compared to September 30, 2017. For the nine months ended September 30, 2018, approximately 6.0 billion gallons of water were distributed in our Delaware systems and approximately 105.1 million gallons of water were distributed in our Maryland systems.

Regulated Wastewater Division

Artesian Wastewater owns wastewater collection and treatment infrastructure and began providing regulated wastewater services to customers in Delaware in July 2005.  Artesian Wastewater Maryland was incorporated on June 3, 2008 and is able to provide regulated wastewater services to customers in the State of Maryland.  It is currently not providing these services in Maryland.

As of September 30, 2018, Artesian Wastewater owned and operated four wastewater treatment facilities, which are permitted to treat approximately 500,000 gallons per day. In August 2016, Artesian Wastewater and Sussex County, a political subdivision of Delaware, entered into an agreement to provide reciprocal services to address the periodic need of each for additional wastewater treatment and disposal capacity in certain service areas within Sussex County.  There are numerous locations in Sussex County where Artesian Wastewater's and Sussex County's facilities are capable of being connected or integrated to allow for the movement and disposal of wastewater generated by one or the other's system in a manner that most efficiently and cost effectively manages wastewater transmission, treatment and disposal.

Our residential and commercial wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  The number of Delaware wastewater customers totaled approximately 2,000 as of September 30, 2018, an increase of approximately 300, or 17.1%, compared to September 30, 2017.  In addition, Artesian Wastewater entered into a wastewater services agreement with Allen Harim Foods, LLC, or Allen Harim, a large industrial customer, under which service is expected to begin in 2019. The wastewater services agreement with Allen Harim is discussed further in the "Strategic Direction" section below.

Non-Regulated Division

Our non-regulated subsidiaries are Artesian Utility, Artesian Development, Artesian Storm Water and Artesian Consulting Engineers.

Artesian Utility was formed in 1996 and designs and builds water and wastewater infrastructure and provides contract water and wastewater operation services on the Delmarva Peninsula to private, municipal and governmental institutions.  Artesian Utility also evaluates land parcels, provides recommendations to developers on the size of water or wastewater facilities and the type of technology that should be used for treatment at such facilities, and operates water and wastewater facilities in Delaware for municipal and governmental organizations. Artesian Utility also contracts with developers for design and construction of wastewater facilities within the Delmarva Peninsula, using a number of different technologies for treatment of wastewater at each facility. In addition, as further discussed below, Artesian Utility operates the Water Service Line Protection Plan, or WSLP Plan, the Sewer Service Line Protection Plan, or SSLP Plan, and the Internal Service Line Protection Plan, or ISLP Plan.

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

Artesian Utility also offers three protection plans to customers, the WSLP Plan, the SSLP Plan, and the ISLP Plan. The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit. The ISLP Plan enhances available coverage to include water and wastewater lines within customers' residences.  As of September 30, 2018, approximately 19,400, or 23.5%, of our eligible water customers enrolled in the WSLP Plan, approximately 15,400, or 18.8%, of our eligible customers enrolled in the SSLP Plan, and approximately 5,300, or 6.5%, of our eligible customers enrolled in the ISLP Plan.  Approximately 1,700 non-utility customers enrolled in one of our three protection plans.

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

Strategic Direction

Our strategy is to significantly increase customer growth, revenues, earnings and dividends by expanding our water, wastewater and SLP Plan services across the Delmarva Peninsula. We remain focused on providing superior service to our customers and continuously seeking ways to improve our efficiency and performance. By providing water and wastewater services, we believe we are positioned as the primary resource for developers and communities throughout the Delmarva Peninsula seeking to fill both needs simultaneously. We believe we have a proven ability to acquire and integrate high growth, reputable entities, through which we have captured additional service territories that will serve as a base for future revenue. We believe this experience presents a strong platform for further expansion and that our success to date also produces positive relationships and credibility with regulators, municipalities, developers and customers in both existing and prospective service areas.

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

In June 2017, Artesian Water purchased existing water assets from Fort DuPont Redevelopment and Preservation Corporation.  The Fort DuPont National Historic District, or Fort DuPont, consists of 325-acres and lies between the Delaware River on the east, the Chesapeake and Delaware Canal on the south and the Delaware City Branch Canal to the north and west.  The final purchase price for the water assets consisting of a water treatment plant, storage tank, wells, mains, and other equipment used to provide potable water and fire suppression services to portions of Fort DuPont and the surrounding properties was $852,000.  In connection with the planned future development of Fort DuPont, the parties intend to design, build and operate a state of the art, cost effective, safe and reliable water system that will include both new water assets as well as improvements and upgrades to the existing water assets.  The water system can be expanded to meet the needs of the planned 600 residential units as well as new commercial customers, in addition to water service currently provided to the Governor Bacon Health Center and National Guard facilities.

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

On September 27, 2016, Artesian Wastewater entered into a wastewater services agreement with Allen Harim for Artesian Wastewater to provide treatment and disposal services for sanitary wastewater discharged from Allen Harim's properties located in Sussex County, Delaware upon completion of a pipeline to transfer the sanitary wastewater.  The pipeline was completed in the second quarter of 2017.  The transfer of sanitary wastewater is pending receipt of a construction permit and installation of related on-site improvements by Allen Harim at its facility.  On January 27, 2017, Artesian Wastewater entered into a second wastewater agreement with Allen Harim for Artesian Wastewater to provide disposal services for approximately 1.5 million gallons per day of treated industrial process wastewater upon completion of an approximately eight mile pipeline that will transfer the wastewater from Allen Harim's properties to a 90 million gallon storage lagoon at Artesian's Sussex Regional Recharge Facility.  We will use the reclaimed wastewater for spray irrigation on agricultural land in the area.  The completion of the industrial process wastewater pipeline and storage lagoon should occur by the end of 2018.

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

In our non-regulated division, we continue pursuing opportunities to expand our contract operations. Through Artesian Utility, we will seek to expand our contract design, engineering and construction services of water and wastewater facilities for developers, municipalities and other utilities. We also anticipate continued growth due to our water, sewer and internal SLP Plans. Artesian Development owns two nine-acre parcels of land, located in Sussex County, Delaware, which will allow for construction of a water treatment facility and wastewater treatment facility. Artesian Storm Water was recently formed to expand contract work related to the design, installation, maintenance and repair services associated with existing or proposed storm water management systems in Delaware and the surrounding areas.

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

The DSIC rate effective July 1, 2018 replaces the DSIC rate effective January 1, 2017.  This reduced rate reflects the TCJA impact to customers, partially offset by eligible plant improvements installed through April 30, 2018.  The DSIC rate effective July 1, 2018 is subject to audit at a future date by the DEPSC.   For the three and nine months ended September 30, 2018 we did not report any earnings in DSIC revenue since the full amount of $655,000 and $2,203,000, respectively, is being held in reserve pending the outcome of the DEPSC's decision regarding the TCJA impact to customers.  The 2018 DSIC amount held in reserve is included in Other current liabilities on the Balance Sheet.  For the three and nine months ended September 30, 2017, we earned approximately $858,000 and $2,401,000 in DSIC revenue, respectively.

Inflation

We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability.  The cumulative effect of inflation results in significantly higher facility costs compared to investments made 20 to 40 years ago, which must be recovered from future cash flows.

Results of Operations – Analysis of the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017.

Operating Revenues

Revenues totaled $21.9 million for the three months ended September 30, 2018, $0.4 million, or 1.9%, less than revenues for the three months ended September 30, 2017. Water sales revenue decreased $0.6 million, or 2.9%, for the three months ended September 30, 2018 from the corresponding period in 2017, primarily due to a decrease in DSIC related to approximately $0.7 million of earnings being held in reserve pending the final determination of the potential rate relief due to customers as a result of the TCJA.  This decrease is partially offset by an increase in overall water consumption. We realized 88.8% and 89.7% of our total operating revenue for the three months ended September 30, 2018 and September 30, 2017, respectively, from the sale of water.

Other utility operating revenue increased approximately $0.2 million, or 14.8%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase is primarily due to an increase in wastewater revenue from customer growth and new development inspections, partially offset by a decrease in water service charges.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.4 million, or 2.9%, for the three months ended September 30, 2018, compared to the same period in 2017.

Utility operating expenses increased $0.3 million, or 2.6%, for the three months ended September 30, 2018 over the same period in 2017. The increase is primarily related to the following:

·
Payroll, employee benefit costs and related expenses increased $0.2 million due to an increase in and timing of compensation partially offset by greater capitalized payroll and benefits related to a software upgrade of Artesian's billing system.

·	Other expenses increased $0.2 million, primarily related to an increase in administration, water treatment, purchased water and purchased power costs.

·
Repairs and maintenance decreased $0.1 million, primarily due to the timing of expenses related to the maintenance of tanks, water treatment equipment, and meters.  This decrease is partially offset by an increase related to the maintenance of wells and hardware and software support fees.

Property and other taxes increased $0.1 million, or 7.8%, primarily due to an increase in utility plant subject to taxation. Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 56.3% for the three months ended September 30, 2018, compared to 53.6% for the three months ended September 30, 2017.

Depreciation and amortization expense increased $0.1 million, or 5.7%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense decreased $0.7 million, or 28.0%, primarily due to the reduction in the Federal corporate income tax rate by the TCJA signed into law on December 22, 2017.

Other Income, Net

Other income, net increased $0.2 million, primarily due to a one-time additional patronage payment from CoBank, ACB, related predominately to savings generated from federal tax reform legislation passed at the end of 2017 along with earnings from significant non-recurring items in the first half of 2018.

Results of Operations – Analysis of the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017.

Operating Revenues

Revenues totaled $61.1 million for the nine months ended September 30, 2018, $1.0 million, or 1.6%, less than revenues for the nine months ended September 30, 2017. Water sales revenue decreased $1.2 million, or 2.3%, for the nine months ended September 30, 2018 from the corresponding period in 2017, primarily due to a decrease in DSIC related to approximately $2.2 million of earnings being held in reserve pending the final determination of the potential rate relief due to customers as a result of the TCJA.  This decrease is partially offset by an increase in overall water consumption and an increase in customer charges from customer growth. We realized 88.4% and 89.0% of our total operating revenue for the nine months ended September 30, 2018 and September 30, 2017, respectively, from the sale of water.

Other utility operating revenue increased approximately $0.2 million, or 6.4%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase is primarily due to an increase in wastewater revenue from customer growth, partially offset by a decrease in water service charges.

Non-utility operating revenue increased approximately $0.1 million, or 1.8%, for the nine months ended September 30, 2018 compared to the same period in 2017. The increase is primarily due to an increase in SLP Plan revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.1 million, or 0.2%, for the nine months ended September 30, 2018, compared to the same period in 2017.

Utility operating expenses decreased $0.1 million, or 0.4%, for the nine months ended September 30, 2018 over the same period in 2017. The decrease is primarily related to the following:

·
Payroll, employee benefit costs and related expenses decreased $0.2 million, primarily due to a decrease in equity compensation awards and an increase in capitalized payroll and benefits related to a software upgrade of Artesian's billing system.  This decrease is partially offset by an increase in compensation.

·
Purchased water expense decreased $0.2 million, primarily due to more water purchased in 2017 during relocation of a major transmission main in our northern New Castle County, Delaware water system due to state highway construction.

·	Purchase power expense increased $0.1 million, primarily due to an increase in electric demand related to an increase in water production.

·	Other expenses increased $0.1 million, primarily related to an increase in administration and water treatment costs.

Property and other taxes increased $0.2 million, or 5.5%, primarily due to an increase in utility plant subject to taxation. Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 56.1% for the nine months ended September 30, 2018, compared to 55.1% for the nine months ended September 30, 2017.

Depreciation and amortization expense increased $0.6 million, or 8.5%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense decreased $1.7 million, or 26.0%, primarily due to the reduction in the Federal corporate income tax rate by the TCJA signed into law on December 22, 2017.

Other Income, Net

Other income, net increased $1.0 million, primarily due to an increase in the amount of the patronage payment from CoBank, ACB, related to the refinancing of the Series O and Series Q First Mortgage bonds in January 2017 and savings generated from federal tax reform legislation passed at the end of 2017 along with earnings from significant non-recurring items in the first half of 2018.  The patronage has been equal to 1.00% of the average line of credit and loan volume outstanding.  In addition, a pledge was made in 2017 to a non-profit entity in Delaware to support the state's economic development effort.  A similar pledge was not made in 2018.

Interest Charges

Interest expense decreased $0.1 million, primarily due to the refinancing of the Series P First Mortgage bond in January 2018, reducing the interest rate from 6.58% to 4.71%.  This decrease is partially offset by an increase in interest charges due to an increase in borrowing under lines of credit.

Net Income

Our net income applicable to common stock increased $1.0 million, primarily due to an increase in the amount of the patronage payment from CoBank, ACB and reduced utility operating expenses, federal and state income taxes and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the nine months ended September 30, 2018 were $21.1 million of cash provided by operating activities, $7.5 million from a new loan in August 2018, $6.6 million in net contributions and advances from developers, $5.7 million from lines of credit borrowings, and $0.8 million in net proceeds from the issuance of common stock. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer. A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers. As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

Investment in Plant and Systems

The primary focus of Artesian Water's investment is to continue to provide high quality reliable service to our growing service territory.  We invested approximately $35.0 million in capital expenditures during the first nine months of 2018 compared to $28.3 million invested during the same period in 2017. During the first nine months of 2018, we invested approximately $7.8 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities.  We invested $7.8 million to enhance or improve existing treatment facilities and replace aging wells and pumping equipment to better serve our customers.  We invested $2.7 million for equipment purchases, computer hardware and software upgrades and transportation equipment. Developers financed $3.3 million for the installation of water mains and hydrants for the first nine months in 2018 compared to $3.9 million for the first nine months of 2017. We invested $1.8 million to upgrade and automate our meter reading equipment. We invested approximately $1.0 million in mandatory utility plant expenditures due to governmental highway projects, which required the relocation of water service mains in addition to facility improvements and upgrades. An additional $10.6 million was invested in wastewater projects in Delaware, of which $9.8 million was invested in the ongoing construction of an eight mile pipeline and a 90 million gallon storage lagoon for spray irrigation to dispose of treated wastewater from a new industrial customer.

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

The Tax Cuts and Jobs Act

On December 22, 2017, the TCJA was signed into law. The TCJA reduces the federal corporate tax rate to 21 percent from 35 percent, among other things. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain.  However, based on its assessment of the reduction in the federal corporate tax rate through September 30, 2018, the Company currently expects that its 2018 effective tax rate will be reduced and will result in overall lower tax expense in 2018.  Such estimate is based on management's current assumptions with respect to, among other things, the Company's earnings, state income tax levels and tax deductions. The Company's actual effective tax rate in 2018 may differ from management's estimate.  The TCJA also includes certain other provisions specifically related to the public utility industry, including the exclusion from utilizing bonus depreciation.  The impact with respect to provisions specifically related to the public utility industry or to corporate taxpayers in general may also impact our future financial performance, including our results of operations, cash flows and liquidity, which impacts will largely be determined through future regulatory proceedings.

On January 16, 2018, the DEPSC approved the opening of Docket No. 17-1240 requiring Delaware utilities to determine the impact that the TCJA had on their customers and potential rate relief due to customers. We submitted the required reports to the DEPSC by the March 31, 2018 deadline. The Company expects any reduction in corporate income tax expense resulting from the TCJA will be passed through to customers in the form of reduced tariff rates or approved DSIC rates.  Until a final decision is determined by the DEPSC, DSIC revenue for the first nine months of 2018 is being held in reserve and is not reflected in income. This reserved amount approximates the TCJA impact to Artesian Water's customers.

Lines of Credit

At September 30, 2018, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources. As of September 30, 2018, there was $32.1 million of available funds under this line of credit. The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%. This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time. The term of this line of credit expires on the earlier of May 24, 2019 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At September 30, 2018, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland. As of September 30, 2018, there was $12.5 million of available funds under this line of credit. The interest rate for borrowings under this line is LIBOR plus 1.50%. The term of this line of credit expires on July 20, 2019. We expect to renew this line of credit.

Our revolving line of credit with CoBank contains customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business.  In addition, this line of credit requires us to abide by certain financial covenants and ratios. As of September 30, 2018, we were in compliance with these covenants.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$15,358	$--	$--	$--

Long-Term Debt

Artesian's long-term debt agreements contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business.  In addition, we are required to abide by certain financial covenants and ratios. As of September 30, 2018, we were in compliance with these covenants.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$5,378	$10,680	$10,566	$143,409	$170,033
State revolving fund loans (principal and interest)	1,002	2,005	1,427	3,705	8,139
Promissory note (principal and interest)	451	1,203	1,203	9,171	12,028
Operating leases	78	116	122	1,302	1,618
Unconditional purchase obligations	3,824	7,659	964	--	12,447
Tank painting contractual obligation	426	106	--	--	532
Total contractual cash obligations	$11,159	$21,769	$14,282	$157,587	$204,797

Long-term debt obligations reflect the maturities of certain series of our first mortgage bonds, which we intend to refinance when due if not refinanced earlier.  The state revolving fund loan obligation has an amortizing mortgage payment payable over a 20-year period, and will be refinanced as future securities are issued. The promissory note obligation has an amortizing payment payable over a 20-year period.  The long-term debt, the state revolving fund loan and the promissory note have certain financial covenant provisions, the violation of which could result in default and require the obligation to be immediately repaid, including all interest. We have not experienced conditions that would result in our default under these agreements.

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

On January 24, 2018, Artesian Water Maryland signed an interconnection agreement with the Town of North East that has a "take or pay" clause requiring us to purchase a minimum of 35,000 gallons of water per day that shall commence on the first day of the month following the date on which the interconnection is completed.  The interconnection completion date is expected to occur during the fourth quarter of 2018.

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

On August 8, 2018, Artesian Wastewater and CoBank entered into a Master Loan Agreement, or the MLA, and two supplements to the MLA, in which Cobank will loan Artesian Wastewater up to a total principal amount of $12 million.  As of September 30, 2018, there was $7.5 million issued from this loan.  Artesian Wastewater agrees to pay interest, pursuant to a promissory note, on the unpaid principal balance of the loans at 5.12% per annum. Interest shall be calculated and paid quarterly in arrears on the thirtieth (30th) day of each of March, June, September and December.  Artesian Wastewater agrees to repay each loan, pursuant to a promissory note, in eighty consecutive quarterly installments, each due on the thirtieth (30th) day of each March, June, September, and December, with the first installment due on March 30, 2019, and the last installment due on December 30, 2038. The amount of each installment shall be the same principal amount that would be required to be repaid if the loan was scheduled to be repaid in level installments of principal and interest and such schedule was calculated utilizing 5.12% as the rate accruing on the loan; provided, however, that the last installment of each loan shall be in an amount equal to the then unpaid principal balance of the loan.  Closing on the debt financing was approved by the DEPSC on June 5, 2018.

In order to control purchased power cost, in August 2018 Artesian Water entered into an electric supply contract with MidAmerican. The fixed rate for MidAmerican will be lowered 10.8% starting in September 2018. The current contract term has been in effect since October 2015. The new fixed price contract will be effective from September 2018 through May 2022. In August 2018, Artesian Water Maryland entered into an electric supply agreement with Constellation NewEnergy.  The fixed rate for Constellation NewEnergy will be lowered 4.9% starting in May 2019. The current contract term has been in effect since December 2015. The new fixed price contract will be effective from May 2019 through May 2022.

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

Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2017 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2017 and also in the notes to our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.  We did not adopt any accounting policy in the first nine months of 2018 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2028 to 2038, and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt's maturity. In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at September 30, 2018 were approximately $15.4 million. An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line.  We are also exposed to market risk associated with changes in commodity prices. Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers. We have also sought to mitigate future significant electric price increases by signing a multi-year supply contract, at a fixed price.

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Periodically, we are involved in proceedings or litigation arising in the ordinary course of business. We do not believe that the ultimate resolution of these matters will materially affect our business, financial position or results of operations.  However, we cannot assure that we will prevail in any litigation and, regardless of the outcome, may incur significant litigation expense and may have significant diversion of management attention.

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

4.1
Master Loan Agreement, dated as of August 8, 2018, by and between Artesian Wastewater Management, Inc. and CoBank, ACB. Incorporated by reference to Exhibit 4.2 filed with the Company's Form 10-Q filed on August 9, 2018.

4.2
Guarantee of Payment, dated as of August 8, 2018, by and between Artesian Resources Corporation and CoBank, ACB. Incorporated by reference to Exhibit 4.3 filed with the Company's Form 10-Q filed on August 9, 2018.

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
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.*

*   Filed herewith
** Furnished herewith