Form 10-K
period 2018-12-31
ARTESIAN RESOURCES CORP
filed 2019-03-15
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☑	Yes	☐	No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12(b)-2 of the Exchange Act.:

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

☐	Yes	☑	No

The aggregate market value of the Class A Non-Voting Common Stock and Class B Common Stock held by non-affiliates of the registrant at June 30, 2018 was $312,086,000 and $9,789,000, respectively.  The aggregate market value of Class A Non-Voting Common Stock was computed by reference to the closing price of such class as reported on the NASDAQ Global Select Market on June 30, 2018, which trade date was June 29, 2018.  The aggregate market value of Class B Common Stock was computed by reference to the last reported trade of such class as reported on the OTC Bulletin Board as of June 30, 2018, which trade date was June 20, 2018.

As of March 11, 2019, 8,373,041 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION

FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K which express our “belief,” “anticipation” or “expectation,” as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements.  They include, but are not limited to, the statements below:
-	strategic plans for goals, priorities, growth and expansion;
-	expectations for our water and wastewater subsidiaries and non-regulated subsidiaries;
-	customer base growth opportunities in Delaware and Cecil County, Maryland;
-	our belief regarding our capacity to provide water services for the foreseeable future to our customers;
-	our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations;
-	our expectation of the timing of decisions by regulatory authorities;
-	the impact of weather on our operations;
-	the execution of our strategic initiatives;
-	our expectation regarding the timing for construction on new projects;
-	the adoption of recent accounting pronouncements;
-	contract operations opportunities;
-	legal proceedings;
-	our properties;
-	deferred tax assets;
-	the adequacy of our available sources of financing;
-	the expected recovery of expenses related to our long-term debt;
-	our expectation to be in compliance with financial covenants in our debt instruments;
-	our ability to refinance our debt as it comes due;
-	our ability to adjust our debt level, interest rate, maturity schedule and structure;
-	the timing and terms of renewals of our lines of credit;
-	plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather;
-	expected future contributions to our postretirement benefit plan;
-	anticipated growth in our non-regulated division;
-	the impact of recent acquisitions on our ability to expand and foster relationships;
-	anticipated investments in certain of our facilities and systems and the sources of funding for such investments; and
-	sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs.

Certain factors, as discussed under Item 1A - Risk Factors, that could cause results to differ materially from those in the forward-looking statements include, but are not limited to:
-	changes in weather;
-	changes in our contractual obligations;
-	changes in government policies;
-	the timing and results of our rate requests;
-	failure to receive regulatory approvals;
-	changes in economic and market conditions generally; and
-	other matters discussed elsewhere in this annual report.

While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so, except as may be required under applicable securities laws, and you should not rely on any forward-looking statement as a representation of the Company’s views as of any date subsequent to the date of the filing of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

General Information

Artesian Resources Corporation, or Artesian Resources, is a Delaware corporation incorporated in 1927, that operates as the holding company of nine wholly-owned subsidiaries offering water, wastewater and other services in Delaware, Maryland and Pennsylvania.  The Company’s principal executive offices are located at 664 Churchmans Road, Newark, Delaware 19702.  Our principal subsidiary, Artesian Water Company, Inc., is the oldest and largest investor-owned public water utility on the Delmarva Peninsula, and has been providing superior water service since 1905.  We distribute and sell water, including water for public and private fire protection, to residential, commercial, industrial, municipal and utility customers in the states of Delaware, Maryland and Pennsylvania.  We provide wastewater services to customers in Delaware. In addition, we provide contract water and wastewater operations, and water, sewer and internal Service Line Protection Plans. Our Class A Non-Voting Common Stock is listed on the NASDAQ Global Select Market and trades under the symbol "ARTNA."  Our Class B Common Stock trades on the NASDAQ's OTC Bulletin Board under the symbol “ARTNB.”

Artesian Resources operates as the parent holding company of five regulated public utilities: Artesian Water Company, Inc., or Artesian Water, Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, Artesian Water Maryland, Inc., or Artesian Water Maryland, Artesian Wastewater Management, Inc., or Artesian Wastewater, and Artesian Wastewater Maryland, Inc., or Artesian Wastewater Maryland; and four non-regulated subsidiaries: Artesian Utility Development, Inc., or Artesian Utility, Artesian Development Corporation, or Artesian Development, Artesian Storm Water Services, Inc., or Artesian Storm Water, and Artesian Consulting Engineers, Inc., or Artesian Consulting Engineers.  The terms "we," "our," “Artesian,” and the "Company" as used herein refer to Artesian Resources and its subsidiaries.  The business activity conducted by each of our subsidiaries is discussed below under separate headings.

Our Market

Our current market area is the Delmarva Peninsula.  Our largest service area is in the State of Delaware.  Substantial portions of Delaware, particularly outside of northern New Castle County, are not served by a public water or wastewater system and represent potential opportunities for Artesian Water and Artesian Wastewater to obtain new exclusive franchised service areas.  We continue to focus resources on developing and serving existing service territories and obtaining new territories throughout Delaware.

We hold Certificates of Public Convenience and Necessity, or CPCNs, for approximately 285 square miles of exclusive water service territory, most of which is in Delaware and some in Maryland and Pennsylvania.  We hold CPCN’s for approximately 26 square miles of wastewater service territory located in Sussex County, Delaware.  Our largest connected regional water system, consisting of approximately 141 square miles and 76,000 metered customers, is located in northern New Castle County and portions of southern New Castle County, Delaware.  A significant portion of our exclusive service territory is in Sussex County, Delaware and remains undeveloped, and if and when development occurs and there is population growth in these areas, we will increase our customer base by providing water and/or wastewater service to the newly developed areas and new customers.

Subsidiaries

Artesian Water

Artesian Water, our principal subsidiary, is the oldest and largest public water utility in the State of Delaware and has been providing water service within the state since 1905.  Artesian Water distributes and sells water to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware.  In addition, Artesian Water provides services to other water utilities, including operations and billing functions, and has contract operation agreements with private and municipal water providers.  We also provide water for public and private fire protection to customers in our service territories.  Artesian Water produced approximately 90% of our 2018 consolidated operating revenues.

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

To supplement our groundwater supply, we purchase treated surface water through interconnections only in the northern service area of our New Castle County, Delaware system.  The treated surface water is blended with our groundwater supply for distribution to our customers.  Nearly 85% of the overall 7.9 billion gallons of water we distributed in all of our Delaware systems during 2018 came from our groundwater wells, while the remaining 15% came from interconnections with other utilities and municipalities.  In Delaware in 2018, we pumped an average of 18.5 million gallons per day, or mgd, from our groundwater wells and obtained an average of approximately 3.2 mgd from interconnections.  Our peak water supply capacity currently is approximately 55.0 mgd.

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

In Delaware, we have 22 interconnections with two neighboring water utilities and six municipalities that provide us with the ability to purchase or sell water.  An interconnection agreement with the Chester Water Authority has a "take or pay" clause requiring us to purchase 1.095 billion gallons annually.  During the fiscal year ended December 31, 2018, we used the minimum draw under this agreement.  The Chester Water Authority agreement, which expires December 31, 2021, provides for the right to extend the term of this agreement through and including December 31, 2047, at our option, subject to the approval of the Susquehanna River Basin Commission. All of the interconnections provide Artesian Water the ability to sell water to neighboring water utilities or municipalities.  Artesian Water also has an interconnection with the Town of Chesapeake City that provides the town approximately 85,000 gallons per day on average.  The interconnection is currently the town’s sole source of water supply.

As of December 31, 2018, we were serving customers through approximately 1,311 miles of transmission and distribution mains.  Mains range in diameter from two inches to twenty-four inches, and most of the mains are made of ductile iron or cast iron.

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

The majority of the 0.1 billion gallons of water we distributed in all of our Maryland systems during 2018 came from our groundwater wells, while a portion came from treated surface water.  We have eight separate water treatment facilities in our Maryland systems.  We have one water treatment facility that treats surface water from the Susquehanna River, located in Cecil County, Maryland.  Our peak water supply capacity currently is approximately 2.0 mgd.  We have 7 storage tanks capable of storing approximately 2.4 million gallons.  We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

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

In January 2018, Artesian Water Maryland signed an interconnection agreement with the Town of North East that has a “take or pay” clause requiring us to purchase a minimum of 35,000 gallons per day, commencing on the first day of the month following the date on which the interconnection is completed.  The interconnection was completed in the first quarter of 2019.

Artesian Water Pennsylvania

Artesian Water Pennsylvania began operations in 2002.  It provides water service to a residential community in Chester County, Pennsylvania.

Artesian Wastewater

Artesian Wastewater is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company.  Artesian Wastewater owns and operates four wastewater treatment facilities, which are permitted to treat approximately 500,000 gallons per day.  Artesian Wastewater and Sussex County, a political subdivision of Delaware, provide reciprocal services to address the periodic need of each for additional wastewater treatment and disposal capacity in certain service areas within Sussex County.  There are numerous locations in Sussex County where Artesian Wastewater’s and Sussex County’s facilities are capable of being connected or integrated to allow for the movement and disposal of wastewater generated by one or the other’s system in a manner that most efficiently and cost effectively manages wastewater transmission, treatment and disposal.

Artesian Wastewater Maryland

Artesian Wastewater Maryland was incorporated on June 3, 2008 and is able to provide regulated wastewater services to customers in the State of Maryland.  It is currently not providing these services in Maryland.

Artesian Utility

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

Regulatory Matters

Overview

Our water and wastewater utility operations are subject to regulation by their respective state regulatory commissions, which have broad administrative power and authority to regulate rates charged for service, determine franchise areas and conditions of service, approve acquisitions, authorize the issuance of securities and other matters.  The profitability of our utility operations is influenced, to a great extent, by the timeliness and adequacy of regulatory relief we are granted by the respective regulatory commissions or authorities in the states in which we operate.  See Note 13 to our Consolidated Financial Statements for a full description of recent regulatory proceedings.

Service Territory Expansion

In Delaware, a Certificate of Public Convenience and Necessity, or CPCN, grants a water or wastewater company the exclusive right to serve all existing and new customers within a designated area.  The Delaware Public Service Commission, or DEPSC, has the authority to issue and revoke these CPCNs.  In this Form 10-K, we may refer to CPCNs as "franchises" or "service territories."

For a water company, the DEPSC may grant a CPCN under circumstances where there has been a determination that the water in the proposed service area does not meet the regulations governing drinking water standards of the State Division of Public Health for human consumption or where the supply is insufficient to meet the projected demand.  For a wastewater company, the DEPSC has jurisdiction over non-governmental wastewater utilities having fifty or more customers in the aggregate.  A CPCN for water and wastewater utilities shall be granted by the DEPSC to applicants in possession of one of the following:

-	a signed service agreement with the developer of a proposed subdivision or development, which subdivision or development has been duly approved by the respective county government;

-	a petition requesting such service signed by a majority of the landowners of the proposed territory to be served; or

-	a duly certified copy of a resolution from the governing body of a county or municipality requesting the applicant to provide service to the proposed territory to be served.

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

In Maryland, the Company must obtain approval from the appropriate local government authority for the ability to serve a particular area and also ensure that the acquired area is in the county’s master water and sewer plan.  The authority to exercise a franchise must then be obtained from the Maryland Public Service Commission, or MDPSC.  Utilities that seek to develop a franchise by constructing new facilities must obtain appropriate approvals from the Maryland Department of the Environment, the local government and the MDPSC.  The utility must also obtain approval for soil and erosion plans and easement agreements from appropriate parties.

Environmental Regulation

Our water and wastewater operations are subject to federal, state, and local requirements relating to environmental protection.  The United States Environmental Protection Agency, or the EPA, the Delaware Department of Natural Resources and Environmental Control, or DNREC, and the Delaware Division of Public Health, or DPH, regulate the water quality of our treatment and distribution systems in Delaware, as do the EPA and the Maryland Department of the Environment, or MDE, with respect to our operations in Maryland.  The Chester Water Authority, which supplies water to Artesian Water through an interconnection in northern New Castle County, is regulated by the Pennsylvania Department of Environmental Protection, as well as the EPA.  We believe that we are in material compliance with all current federal, state and local water quality standards, including regulations under the federal Safe Drinking Water Act. However, if new water quality regulations are too costly, or if we fail to comply with such regulations, it could have a material adverse effect on our financial condition and results of operations.

The water industry is capital intensive, with one of the highest levels of capital investment in plant and equipment per dollar of revenue among all utilities.  Increasingly stringent drinking water regulations to meet the requirements of the Safe Drinking Water Act have required the water industry to invest in more advanced treatment systems and processes, which require a heightened level of expertise.  Significant enhancements were made to existing facilities to effectively treat and remove compounds as required by government agencies, such as ultra violet oxidation treatment, ceramic membrane filtration and carbon filtration.  We are currently in full compliance with the requirements of the Safe Drinking Water Act.  Even though our water utility was founded in 1905, the majority of our investment in infrastructure occurred in the last 40 years.

Under Delaware state laws and regulations, we are required to file applications with DNREC for water allocation permits for each of our operating wells pumping greater than 50,000 gallons per day.  For any wells in the Delaware River Basin, we must also file allocation permits with the Delaware River Basin Commission, or DRBC.  We have 124 operating and 60 observation and monitoring wells in our Delaware systems.  At December 31, 2018, we had allocation permits for 104 wells and 20 wells that do not require a permit.

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

The DPH has set maximum contaminant levels for certain substances that are more restrictive than the maximum contaminant levels set by the EPA.  The DPH is the EPA's agent for enforcing the Safe Drinking Water Act in Delaware and, in that capacity, monitors the activities of Artesian Water and reviews the results of water quality tests performed by Artesian Water for adherence to applicable regulations.  Artesian Water is also subject to other laws regulating substances and contaminants in water, including rules for volatile organic compounds and the Total Coliform Rule.

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

The MDE ensures that water quality and quantity at all public water systems in Maryland meet the needs of the public and are in compliance with federal and state regulations. The MDE also ensures that public drinking water systems provide safe and adequate water to all current and future users in Maryland, and that appropriate usage, planning, and conservation policies are implemented for Maryland’s water resources. The MDE oversees the development of Source Water Assessments for water supplies and issues water appropriation permits for public drinking water systems.  In order to appropriate water for municipal, commercial, industrial or other non-domestic uses, a Water Appropriation Permit must be obtained.  Issuance of the permit involves evaluating the needs of the user and the potential impact of the withdrawal on neighboring users and the water source in order to maximize beneficial use of the water.  Permits for large appropriations often involve conducting pump tests to measure adequacy of an aquifer and safe yield of a well, or reviewing stream flow records to determine the adequacy of a surface water source.  Regulations require all new community water systems to have sufficient technical, managerial and financial capacity to provide safe drinking water to their consumers prior to being issued a Construction Permit.  Also, capacity management guidance contains capacity limiting factors that can include, source capacity, treatment capacity and appropriation permit quantity.  The quantity of water withdrawn from the Port Deposit surface water intake is allocated by the Susquehanna River Basin Commission, or SRBC, and MDE.  We have 12 operating wells and one surface water in-take in our Maryland systems.

The Clean Water Act has established the foundation for wastewater discharge control in the United States.  The Clean Water Act established a control program for ensuring that communities have clean water by regulating the release of contaminants into waterways.  Permits that limit the amounts of pollutants discharged are required of all wastewater dischargers under the National Pollutant Discharge Elimination System, or the NPDES, permit program.  In accordance with the NPDES permit program, the implementing states set maximum discharge limits for wastewater effluents and overflows from wastewater collection systems. Discharges that exceed the limits specified under the NPDES permit program can lead to the imposition of penalties.  The Clean Water Act also requires that wastewater treatment plant discharges meet a minimum of secondary treatment.  The secondary treatment process can remove up to 90% of the organic matter in wastewater.

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

Competition

Our business in our franchised service areas is substantially free from direct competition with other public utilities, municipalities and other entities.  However, our ability to provide additional water and wastewater services is subject to competition from other public utilities, municipalities and other entities.  Even though our regulated utilities have been granted an exclusive franchise for each of our existing community water and wastewater systems, our ability to expand service areas can be affected by the DEPSC, the MDPSC or the Pennsylvania Public Utility Commission, or PAPUC, awarding franchises to other regulated water or wastewater utilities with whom we compete for such franchises.

Employees

The Company has no collective bargaining agreements with any of its employees, and its work force is not union organized or union represented.  As of December 31, 2018, we had a total of 241 employees.  We believe that our employee relations are good.  Compensation and benefits are reviewed annually and are considered competitive within both the industry and the areas where we operate.

Available Information

We are a Delaware corporation with our principal executive offices located at 664 Churchmans Road, Newark, Delaware, 19702. Our telephone number is (302) 453-6900 and our website address is www.artesianresources.com.  We make available free of charge through our website our Code of Ethics, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, our Corporate Governance Guidelines, and our Board Committee Charters as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or the SEC. We include our website address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website.  Information contained on our website shall not be deemed incorporated into, or to be a part of, this report.

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

Our water and wastewater services are governed by various federal and state governmental agencies.  Pursuant to these regulations, we are required to obtain various permits for any additional systems to assist in our operations.  If any of those permit approvals are not received timely or at all, we may risk the loss of economic opportunity and our ability to create additional systems for the effective operation of our water business in the States of Delaware, Maryland and Pennsylvania or our wastewater business in the States of Delaware and Maryland.  We can provide no assurances that we will receive all necessary permits to create additional systems to assist in the operation of our water or wastewater business.

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

Wastewater collection, treatment and disposal involve various unique risks.  If collection or treatment systems fail, overflow, or do not operate properly, untreated wastewater or other contaminants could spill onto nearby properties or into nearby streams and rivers, causing damage to persons or property, injury to aquatic life and economic damages, which may not be recoverable in fees.  This risk is most acute during periods of substantial rainfall or flooding, which are common causes of sewer overflow and system failure.  Liabilities resulting from such damages and injuries could materially and adversely affect our results of operations and financial condition.

Turnover in our management team could have an adverse impact on our business or the financial market’s perception of our ability to continue to grow.

Our success depends significantly on the continued contribution of our management team both individually and collectively.  The loss of the services of any member of our management team or the inability to hire and retain experienced management personnel could harm our operating results.  In addition, turnover in our management team could adversely affect the financial market’s perception of our ability to continue to grow.

We face competition from other water and wastewater utilities for the acquisition of new exclusive service territories.

We face competition from other water and wastewater utilities as we pursue the right to exclusively serve territories in Delaware and Maryland by entering into agreements with landowners, developers or municipalities and, under current law, then applying to the DEPSC or the MDPSC for a CPCN.  If we are unable to enter into agreements with landowners, developers or municipalities and secure CPCNs for the right to exclusively serve territories in Delaware or Maryland, our ability to expand may be significantly impeded.

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

An element of our growth strategy is the acquisition and integration of water and wastewater systems in order to broaden our current service areas, and move into new ones.  It is our intent, when practical, to integrate any businesses we acquire with our existing operations.  The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our management’s time and resources.  We may not be successful in the future in identifying businesses that meet our acquisition criteria. The failure to identify such businesses may limit the rate of our growth.  In addition, future acquisitions or expansion of our service areas by us could result in:

-	Dilutive issuance of our equity securities;
-	Incurrence of debt and contingent liabilities;
-	Difficulties in integrating the operations and personnel of the acquired businesses;
-	Diversion of our management’s attention from ongoing business concerns;
-	Failure to have effective internal control over financial reporting;
-	Overload of human resources; and
-	Other acquisition-related expense.

Some or all of these items could have a material adverse effect on our business and our ability to finance our business and comply with regulatory requirements.  The businesses we acquire in the future may not achieve sales and profitability that would justify our investment.

We also may experience risks relating to the challenges and costs of closing a transaction and the risk that an announced transaction may not close.  Completion of certain acquisition transactions are conditioned upon, among other things, the receipt of approvals, including from certain state public utilities commissions.  Failure to complete a pending transaction would prevent us from realizing the anticipated benefits.  We would also remain liable for significant transaction costs, including legal and accounting fees, whether or not the transaction is completed.

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

Our water supplies are subject to contamination from naturally-occurring compounds as well as pollution resulting from man-made sources.  Even though we monitor the quality of our water on an on-going basis, any possible contamination due to factors beyond our control could interrupt the use of our water supply until we are able to substitute it from an uncontaminated water source.  Additionally, treating the contaminated water source could involve significant costs and could adversely affect our business.  We could also be held liable for consequences arising out of human or environmental exposure to hazardous substances, if found, in our water supply.  This could adversely affect our business, results of operations and financial condition.

We are dependent on the continuous and reliable operation of our information technology systems.

We rely on our information technology systems to manage our operation of our business.  Specifically, our business relies on the following technology systems: customer service and billing system, construction project management system, financial reporting system, asset tracking system, remote monitoring system for some of our treatment, storage and pumping facilities, human resources management system, inventory management system, and accounts receivable collection management system.  Such systems require periodic modifications, upgrades or replacement that subject us to inherent costs and risks, including substantial capital expenditures, additional administration and operating expenses, and other risks and costs of delays in transitioning to new systems or of integrating new systems into our current systems.  Our computer and communications systems and operations could be damaged or interrupted by natural disasters, telecommunications failures or acts of war or terrorism or similar events or disruptions.  A loss of these systems or major problems with the operation of these systems could affect our operations and have a material adverse effect on our results of operations.

There have been an increasing number of cyber-attacks on companies around the world, which have caused operational failures or compromised sensitive corporate or customer data.  These attacks have occurred over the internet, through malware, viruses or attachments to e-mails, or through persons inside the organization or with access to systems inside the organization. We have implemented security measures and will continue to devote resources to address any security vulnerabilities in an effort to prevent cyber-attacks.  Despite our efforts, a cyber-attack, if it occurred, could cause water or wastewater system problems, disrupt service to our customers, compromise important data or systems or result in an unintended release of customer information.  We feel we have adequate cyber-security insurance coverage to mitigate the cost of any such cyber-attack; however, a possible cyber-attack could affect our operations and have a material adverse effect on our results of operations.

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

Artesian Development owns approximately six acres of land in New Castle County, Delaware zoned for office development and two nine-acre parcels of land in Sussex County, Delaware for water and wastewater treatment facilities and elevated water storage. Artesian Development also owns an office facility located in Sussex County, Delaware. The facility consists of approximately 10,000 square feet of office space along with approximately 10,000 square feet of warehouse space.

Artesian Water owns land, rights-of-way, easements, transmission and distribution mains, pump facilities, treatment plants, storage tanks, meters, vehicles and related equipment and facilities throughout Delaware, of which the majority are used for utility operations.  Artesian Water Pennsylvania owns transmission and distribution mains in Pennsylvania. Artesian Water Maryland owns land, rights-of-way, easements, transmission and distribution mains, pump facilities, treatment plants, storage tanks and meters throughout Cecil County, Maryland.  Artesian Wastewater owns land, rights-of-way, easements, collection mains, lift stations and treatment/disposal facilities in Southern Delaware.  The following table indicates our utility plant as of December 31, 2018.

Utility plant comprises:
In thousands
	Estimated Useful Life (In Years)	December 31, 2018
Utility plant at original cost
Utility plant in service-Water
Intangible plant	---	$140
Source of supply plant	45-85	22,320
Pumping and water treatment plant	8-62	85,399
Transmission and distribution plant
Mains	81	267,352
Services	39	45,661
Storage tanks	76	25,167
Meters	26	26,531
Hydrants	60	14,514
General plant	3-31	60,536

Utility plant in service-Wastewater
Treatment and disposal plant	35-62	17,635
Collection mains and lift stations	81	14,242
General plant	3-31	1,206

Property held for future use	---	24,395
Construction work in progress	---	19,694
		624,792
Less – accumulated depreciation		126,114
		$498,678

Substantially all of Artesian Water's utility plant, except the utility plant in the town of Townsend, Delaware, is pledged as security for our First Mortgage Bonds.  As of December 31, 2018, no other water utility plant has been pledged as security for loans.  Two parcels of land in Artesian Wastewater are pledged as security for a loan.

We believe that our properties are generally maintained in good condition and in accordance with current standards of good water and wastewater works industry practice. We believe that all of our existing facilities adequately meet current necessary production capacities and current levels of utilization.

ITEM 3. LEGAL PROCEEDINGS

Periodically, we are involved in other proceedings or litigation arising in the ordinary course of business.  We do not believe that the ultimate resolution of these matters will materially affect our business, financial position or results of operations.  However, we cannot assure that we will prevail in any litigation and, regardless of the outcome, may incur significant litigation expense. In addition, any litigation  may divert significant  management attention.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for the Company’s Common Equity
Artesian Resources' Class A Non-Voting Common Stock, or Class A Stock, is listed on the NASDAQ Global Select Market and trades under the symbol "ARTNA."  On March 11, 2019, the last closing sale price as reported by the NASDAQ Global Select Market was $39.44 per share.  On March 11, 2019 there were 632 holders of record of the Class A Stock.

Our Class B Voting Stock, or Class B Stock, is quoted on the OTC Bulletin Board under the symbol "ARTNB."  There has been a limited and sporadic public trading market for the Class B Stock.  As of March 11, 2019, the last reported trade of the Class B Stock on the OTC Bulletin Board was at a price of $40.55 per share on February 22, 2019.  As of March 11, 2019, we had 149 holders of record of the Class B Stock.  The Class B shares are paid the same dividend as the Class A shares.

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, we did not issue any unregistered shares of our Class A or Class B Stock.

The following graph compares the percentage change in cumulative shareholder return on the Company’s Class A Stock with the Standard & Poor’s 500 Stock Index and a Peer Group of water utility companies. The graph covers the period from December 2013 (assuming a $100 investment on December 31, 2013, and the reinvestment of any dividends) through December 2018:

		INDEXED RETURNS
	Base Period	Years Ending December 31
Company Name / Index	2013	2014	2015	2016	2017	2018
Artesian Resources Corporation	100	102.33	130.39	155.10	192.03	178.31
S&P 500 Index	100	113.69	115.26	129.05	157.22	150.33
Peer Group	100	122.80	138.46	170.03	216.92	218.34

The Peer Group includes American States Water Company, American Water Works Company, Inc., Aqua America, Inc., California Water Service Group, Connecticut Water Service, Inc., Middlesex Water Company, SJW Group and York Water Company.

ITEM 6.	SELECTED FINANCIAL DATA

The selected statement of operations and balance sheet data shown below were derived from our consolidated financial statements.  The consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K.  The consolidated statement of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K.  You should read this selected financial data together with our consolidated financial statements and related notes, as well as the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In thousands, except per share data	2018	2017	2016	2015	2014

STATEMENT OF OPERATIONS

Operating revenues
Water sales	$70,829	$73,058	$70,587	$68,932	$64,667
Other utility operating revenue	4,456	4,177	3,816	3,694	3,648
Non-utility operating revenue	5,126	5,000	4,686	4,398	4,150
Total operating revenues	$80,411	$82,235	$79,089	$77,024	$72,465

Operating expenses
Operating and maintenance	$41,209	$41,054	$38,260	$38,453	$37,086
Depreciation and amortization	10,288	9,555	9,188	8,837	8,673
State and federal income taxes	4,991	7,295	8,331	7,784	6,375
Property and other taxes	4,968	4,731	4,491	4,368	4,285
Total operating expenses	$61,456	$62,635	$60,270	$59,442	$56,419

Operating income	$18,955	$19,600	$18,819	$17,582	$16,046
Other income, net	1,575	560	779	721	853
Total income before interest charges	$20,530	$20,160	$19,598	$18,303	$16,899

Interest charges	$6,252	$6,177	$6,644	$6,998	$7,393

Net income	$14,278	$13,983	$12,954	$11,305	$9,506
Dividends on preferred stock (1)
Net income applicable to common stock	$14,278	$13,983	$12,954	$11,305	$9,506

Net income per share of common stock:
Basic	$1.55	$1.52	$1.42	$1.26	$1.07
Diluted	$1.54	$1.51	$1.41	$1.26	$1.07

Average shares of common stock outstanding:
Basic	9,239	9,175	9,098	8,960	8,884
Diluted	9,293	9,242	9,161	9,005	8,926
Cash dividends per share of common stock	$0.95	$0.93	$0.90	$0.87	$0.85

In thousands	2018	2017	2016	2015	2014
BALANCE SHEET
Utility plant, at original cost less accumulated depreciation	$498,678	$460,502	$425,502	$405,606	$393,793
Total assets	$529,830	$494,639	$450,976	$431,626	$422,213
Lines of credit	$15,942	$9,610	$7,130	$10,487	$18,491
Long-term obligations and redeemable preferred stock, including current portions	$117,587	$106,931	$103,647	$104,936	$106,199
Stockholders’ equity	$153,251	$146,644	$139,023	$132,331	$125,605
Total capitalization	$269,113	$252,231	$241,354	$235,978	$230,559

(1) There are no shares of preferred stock issued and outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our profitability is primarily attributable to the sale of water. Gross water sales comprised 88.1% of total operating revenues for the year ended December 31, 2018.  Our profitability is also attributed to the various contract operations, water, sewer and internal SLP Plans and other services we provide.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

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

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue.  As of December 31, 2018, we had approximately 85,900 metered water customers in Delaware, an increase of approximately 1,700 compared to December 31, 2017.  The number of metered water customers in Maryland  and in Pennsylvania remained consistent compared to December 31, 2017.  For the year ended December 31, 2018, approximately 7.9 billion gallons of water were distributed in our Delaware systems and approximately 138 million gallons of water were distributed in our Maryland systems.

Wastewater Division

Artesian Wastewater owns wastewater collection and treatment infrastructure and began providing regulated wastewater services to customers in Delaware in July 2005.   Artesian Wastewater Maryland was incorporated on June 3, 2008 and is able to provide regulated wastewater services to customers in the State of Maryland.   It is not currently providing these services in Maryland.  Our residential and commercial wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  The number of Delaware wastewater customers totaled approximately 2,100 as of December 31, 2018, an increase of approximately 300, or 16.6%, compared to December 31, 2017.  In addition, Artesian Wastewater entered into a wastewater services agreement with Allen Harim Foods, LLC, or Allen Harim, a large industrial customer, under which service is expected to begin in 2019.  The wastewater services agreement with Allen Harim is discussed further in the “Strategic Direction” section below.

Non-Regulated Division

Artesian Utility provides contract water and wastewater operation services to private, municipal and governmental institutions.  Artesian Utility also offers three protection plans to customers, the WSLP Plan, the SSLP Plan, and the ISLP Plan.  SLP Plan customers are billed a flat monthly or quarterly rate, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  As of December 31, 2018, approximately 19,300, or 23.3%, of our eligible water customers enrolled in the WSLP Plan, approximately 15,500, or 18.8%, of our eligible customers enrolled in the SSLP Plan, and approximately 6,300, or 7.6%, of our eligible customers enrolled in the ISLP Plan.  Approximately 1,700 non-utility customers enrolled in one of our three protection plans.

Strategic Direction and Recent Developments

Our strategy is to increase customer growth, revenues, earnings and dividends by expanding our water, wastewater and SLP Plan services across the Delmarva Peninsula.  We remain focused on providing superior service to our customers and continuously seek ways to improve our efficiency and performance.  By providing water and wastewater services, we believe we are positioned as the primary resource for developers and communities throughout the Delmarva Peninsula seeking to fill both needs simultaneously.  We believe we have a proven ability to acquire and integrate high growth, reputable entities, through which we have captured additional service territories that will serve as a base for future revenue.  We believe this experience presents a strong platform for further expansion and that our success to date also produces positive relationships and credibility with regulators, municipalities, developers and customers in both existing and prospective service areas.

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

In our regulated wastewater division, we foresee significant growth opportunities and will continue to seek strategic partnerships and relationships with developers and governmental agencies to complement existing agreements for the provision of wastewater service on the Delmarva Peninsula. Artesian Wastewater plans to utilize our larger regional wastewater facilities to expand service areas to new customers while transitioning our smaller treatment facilities into regional pump stations in order to gain additional efficiencies in the treatment and disposal of wastewater. We believe this will reduce operational costs at the smaller treatment facilities in the future because they will be converted from treatment and disposal plants to pump stations to assist with transitioning the flow of wastewater from one regional facility to another.

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

On September 27, 2016, Artesian Wastewater entered into a wastewater services agreement with Allen Harim for Artesian Wastewater to provide treatment and disposal services for sanitary wastewater discharged from Allen Harim’s properties located in Sussex County, Delaware upon completion of a pipeline to transfer the sanitary wastewater.  The pipeline was completed in the second quarter of 2017.  The transfer of sanitary wastewater is pending receipt of a construction permit and installation of related on-site improvements by Allen Harim at its facility.  On January 27, 2017, Artesian Wastewater entered into a second wastewater agreement with Allen Harim for Artesian Wastewater to provide disposal services for approximately 1.5 million gallons per day of treated industrial process wastewater upon completion of an approximately eight mile pipeline that will transfer the wastewater from Allen Harim’s properties to a 90 million gallon storage lagoon at Artesian’s Sussex Regional Recharge Facility.  We will use the reclaimed wastewater for spray irrigation on agricultural land in the area.  The completion of the industrial process wastewater pipeline and storage lagoon should occur during 2019. Construction of the facility is 95% complete and nearing commencement of operation pending permit approval.

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

We record water service revenue, including amounts billed to customers, on a cycle basis and unbilled amounts based upon estimated usage from the date of the last meter reading to the end of the accounting period.  As actual usage amounts are received, adjustments are made to the unbilled estimates in the next billing cycle based on the actual results.  Estimates are made on an individual customer basis, based on one of three methods: the previous year’s consumption in the same period, the previous billing period’s consumption, or averaging.  While actual usage for individual customers may differ materially from the estimate, we believe the overall total estimate of consumption and revenue for the fiscal period will not differ materially from actual billed consumption.

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

The Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 980 stipulates generally accepted accounting principles for companies whose rates are established or subject to approvals by a third-party regulatory agency.  Our regulated utilities record deferred regulatory assets under FASB ASC Topic 980, which are costs that may be recovered over various lengths of time as prescribed by the DEPSC, MDPSC and PAPUC.  As the utility incurs certain costs, such as expenses related to rate case applications, a deferred regulatory asset is created.  Adjustments to these deferred regulatory assets are made when the DEPSC, MDPSC or PAPUC determines whether the expense is recoverable in rates, the length of time over which an expense is recoverable, or, because of changes in circumstances, whether a remaining balance of deferred expense is recoverable in rates charged to customers.  In addition, our regulated utilities record deferred and/or amortized regulatory liabilities under FASB ASC Topic 980, as determined by the DEPSC, the MDPSC, and the PAPUC.  Regulatory liabilities represent excess recovery of cost or other items that have been deferred because it is probable such amounts will be returned to customers through future regulated rates.  Adjustments to reflect changes in recoverability of certain deferred regulatory assets or certain deferred regulatory liabilities may have a significant effect on our financial results.

Our long-lived assets consist primarily of utility plant in service and regulatory assets.  We review for impairment of our long-lived assets, including utility plant in service, in accordance with the requirements of FASB ASC Topic 360.  We review regulatory assets for the continued application of FASB ASC Topic 980.  Our review determines whether there have been changes in circumstances or events that have occurred that require adjustments to the carrying value of these assets.  Adjustments to the carrying value of these assets would be made in instances where changes in circumstances or events indicate the carrying value of the asset may not be recoverable in rates charged to customers.  The Company believes there are no impairments in the carrying amounts of its long-lived assets or regulatory assets at December 31, 2018.

Results of Operations

2018 Compared to 2017

Operating Revenues

Revenues totaled $80.4 million for the year ended December 31, 2018, $1.8 million, or 2.2%, less than revenues for the year ended December 31, 2017.  Water sales revenue decreased $2.2 million, or 3.1%, for the year ended December 31, 2018 from the corresponding period in 2017, primarily due to approximately $3.3 million placed in reserve that will be refunded to customers as a result of the Tax Cuts and Jobs Act, or TCJA.  This refund amount was approved by the DEPSC on January 31, 2019 and is required to be paid in the second quarter of 2019, the majority of which will be issued as a credit to customer bills.  This decrease in revenue related to the reserve is partially offset by an increase in overall water consumption and an increase in customer charges from customer growth.  We realized 88.1% and 88.8% of our total operating revenue for the years ended December 31, 2018 and December 31, 2017, respectively, from the sale of water.

Other utility operating revenue increased approximately $0.3 million, or 6.7%, for the year ended December 31, 2018 compared to the year ended December 31, 2017.  The increase is primarily due to an increase in wastewater revenue from customer growth, partially offset by a decrease in water service charges.

Non-utility operating revenue increased approximately $0.1 million, or 2.5%, for the year ended December 31, 2018 compared to the same period in 2017.  The increase is primarily due to an increase in SLP Plan revenue.

Percentage of Operating Revenues
	2018	2017	2016
Water Sales
Residential	52.7%	52.9%	53.5%
Commercial	21.4	21.6	21.6
Industrial	0.1	0.1	0.1
Government and Other	13.9	14.2	14.1
Other utility operating revenues	5.5	5.1	4.8
Non-utility operating revenues	6.4	6.1	5.9
Total	100.0%	100.0%	100.0%

Residential

Residential water service revenues in 2018 amounted to $42.4 million, a decrease of $1.2 million, or 2.6%, below the $43.6 million recorded in 2017, primarily due to  revenue placed in reserve that will be refunded to customers as a result of the TCJA, partially offset by an increase in overall water consumption and an increase in customer charges from customer growth.  The volume of water sold to residential customers increased to 3,803 million gallons in 2018 compared to 3,731 million gallons in 2017, a 1.9% increase.  The number of residential customers served increased by approximately 1,800, or 2.2%, in 2018.

Commercial

Water service revenues from commercial customers in 2018 decreased by 3.3%, to $17.2 million in 2018 from $17.8 million in 2017, primarily due to revenue placed in reserve that will be refunded to customers as a result of the TCJA, partially offset by an increase in overall water consumption.  The volume of water sold to commercial customers increased to 2,256 million gallons in 2018 compared to 2,220 million gallons sold in 2017, an increase of 1.6%.

Industrial

Water service revenues from industrial customers decreased to $51,000 in 2018 from $75,000 in 2017.  The volume of water sold to industrial customers decreased to 4.8 million gallons in 2018 from 7.5 million gallons in 2017.

Government and Other

Government and other water service revenues in 2018 decreased by 4.0%, from $11.7 million in 2017 to $11.2 million in 2018, primarily due to revenue placed in reserve that will be refunded to customers as a result of the TCJA.  The volume of water sold to government and other customers decreased to 927 million gallons in 2018 compared to 935 million gallons in 2017, a decrease of 0.9%.

Other Utility Operating Revenue

Other utility operating revenue, derived from regulated wastewater services, contract operations, antenna leases on water tanks, finance/service charges and wastewater customer service revenues, increased 6.7%, from $4.2 million in 2017 to $4.5 million in 2018.  The increase is primarily due to an increase in wastewater revenue from customer growth, partially offset by a decrease in water service charges.

Non-Utility Operating Revenue

Non-utility operating revenue, derived from non-regulated water and wastewater operations, increased 2.5%, from $5.0 million in 2017 to $5.1 million in 2018.  The increase is primarily due to an increase in SLP Plan revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.4 million, or 0.9%, for the year ended December 31, 2018 compared to the year ended December 31, 2017.  The components of the change in operating expenses primarily include an increase in property and other taxes of $0.2 million, an increase in non-utility operating expenses of $0.1 million and a slight increase in utility operating expenses.

Property and other taxes increased $0.2 million, or 5.0%, primarily due to an increase in utility plant subject to taxation.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.

Non-utility expenses increased approximately $0.1 million, or 3.7%, primarily due to an increase in plumbing services related to the SLP Plans as well as an increase in payroll and benefit costs.

Utility operating expenses increased $53,000, or 0.1%, for the year ended December 31, 2018 compared to the year ended December 31, 2017.  The net increase is primarily related to the following.

-	Maintenance costs increased $0.1 million, primarily due to an increase in hardware and software support fees.
-	Purchase power expense increased $0.1 million, primarily due to an increase in electric demand related to an increase in water production.
-
Purchased water expense decreased $0.2 million, primarily due to more water purchased in 2017 during the relocation of a major transmission main in our northern New Castle County, Delaware water system due to state highway construction.

Percentage of Operating and Maintenance Expenses
	2018	2017	2016
Payroll and Associated Expenses	48.9%	49.1%	49.7%
Administrative	14.3	14.4	15.6
Purchased Water	10.1	10.7	10.6
Repair and Maintenance	10.3	10.0	8.1
Purchased Power	5.8	5.6	6.0
Water Treatment	3.6	3.4	3.2
Non-utility Operating	7.0	6.8	6.8

Total	100.0%	100.0%	100.0%

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 57.4% for the year ended December 31, 2018, compared to 55.7% for the year ended December 31, 2017.

Depreciation and amortization expense increased $0.7 million, or 7.7%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense decreased $2.3 million, or 31.6%, primarily due to the reduction in the Federal corporate income tax rate by the TCJA signed into law on December 22, 2017 as well as amortization and adjustments based on the DEPSC orders dated January 31, 2019 for Artesian Water and Artesian Wastewater related to the deferred income tax regulatory liability created from the TCJA.

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

Interest Charges

Interest expense increased $0.1 million, primarily due to an increase in borrowing under lines of credit.  This increase is mostly offset by a decrease in interest charges due to the refinancing of the Series P First Mortgage bond in January 2018, reducing the interest rate from 6.58% to 4.71%.

Net Income

Our net income applicable to common stock increased $0.3 million, primarily due to a decrease in federal and state income taxes and an increase in the amount of the patronage payment from CoBank, ACB, partially offset by a decrease in water sales revenue.

2017 Compared to 2016

Operating Revenues

Revenues totaled $82.2 million for the year ended December 31, 2017, $3.1 million, or 4.0%, above revenues of $79.1 million for the year ended December 31, 2016.  Water sales revenues increased $2.5 million, or 3.5%, for the year ended December 31, 2017 compared to the year ended December 31, 2016.  The increase in water sales was primarily due to an increase in the Distribution System Improvement Charge, or DSIC, an increase in overall water consumption and an increase in customer charges from customer growth. We realized 88.8% of our total operating revenue for the year ended December 31, 2017 from the sale of water as compared to 89.3% for the year ended December 31, 2016.

Other utility operating revenue increased approximately $0.4 million, or 9.5%, for the year ended December 31, 2017 compared to the year ended December 31, 2016.  The increase was primarily due to an increase in wastewater revenue from customer growth and an increase in water service charges.

Non-utility operating revenue increased approximately $0.3 million, or 6.7%, for the year ended December 31, 2017 compared to the year ended December 31, 2016.  The increase was primarily due to an increase in  SLP Plan revenue.

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

Other Utility Operating Revenue

Other utility operating revenue, derived from regulated wastewater services, contract operations, antenna leases on water tanks, finance/service charges and wastewater customer service revenues, increased 9.5%, from $3.8 million in 2016 to $4.2 million in 2017.  The increase was primarily due to an increase in wastewater revenue from customer growth and an increase in water service charges.

Non-Utility Operating Revenue

Non-utility operating revenue, derived from non-regulated water and wastewater operations, increased 6.7%, from $4.7 million in 2016 to $5.0 million in 2017.  The increase was primarily due to an increase in SLP Plan revenue.

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

Utility operating expenses increased $2.6 million, or 7.3%, for the year ended December 31, 2017 compared to the year ended December 31, 2016.  The net increase was primarily related to the following.

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

·
Purchased water expense increased $0.3 million, primarily due to increased purchased water during the relocation of a major transmission main in our northern New Castle County, Delaware water system due to state highway construction.

·
Water treatment expense increased $0.2 million, primarily due to an increase in the volume of chemicals purchased for water treatment and an increase in sludge removal related to supplementing the Town of Middletown during well repairs.

·
Administration expenses decreased $0.4 million, primarily due to a decrease in amortization of Delaware rate proceedings related to the 2014 rate case that was fully amortized at the end of 2016 and a decrease in legal costs associated with litigation before the DEPSC pertaining to a developer dispute over Contributions In Aid of Construction that was concluded in December 2016.  This decrease was partially offset by an increase in wastewater consulting services.

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

Federal and state income tax expense decreased $1.0 million, or 12.4%, primarily due to the reduction in the Federal corporate income tax rate by the TCJA.  Also, the adoption of amended guidance issued by the FASB in 2017 that updated how stock compensation activities are recorded resulted in excess tax benefits being recorded immediately as a reduction to tax expense, compared to recording within equity previously.  Also, we recognized an additional expense, for tax purposes only, related to the federal Domestic Production Activities Deduction, or DPAD, which reduced the effective tax rates.

Other Income, Net

Other income, net decreased $0.2 million, primarily due to a pledge made in 2017 to a non-profit entity in Delaware to support the State’s economic development efforts that partially offset other income.

Interest Charges

Interest expense decreased $0.5 million, primarily due to the refinancing of the Series O and Series Q First Mortgage Bonds in January 2017, reducing interest rates from 8.17% and 4.75%, respectively, to 4.24%.  Additionally, there was an interest rate change from 6.73% to 4.45% effective March 1, 2016 for the Series S First Mortgage Bond.

Net Income

Our net income applicable to common stock increased $1.0 million.  Operating revenues increased $3.1 million, while operating expenses increased $2.4 million.  Partially offsetting the increase in operating expenses was a decrease in federal and state income tax expense of $1.0 million, primarily due to the reduction in the Federal corporate income tax rate by the TCJA.  In addition, other income, net decreased $0.2 million and interest expense decreased $0.5 million.

Liquidity and Capital Resources

Overview

The Company’s primary sources of liquidity for the year ended December 31, 2018 were $29.1 million provided by cash flow from operating activities, $12.0 million from new loans in August and December 2018, $10.5 million in net contributions and advances from developers, $6.3 million from lines of credit borrowings and $1.0 million in net proceeds from the issuance of common stock.  These funds were used to invest $49.1 million in capital expenditures, to pay dividends of approximately $8.8 million and for scheduled debt repayments of $1.3 million.

We depend on the availability of capital for expansion, construction and maintenance.  We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations.  We expect that our net investments in our utility plant and systems in 2019 will be approximately $43.6 million.  Our total obligations related to interest and principal payments on indebtedness, rental payments, water service interconnection agreements and tank painting agreements for 2019 are anticipated to be approximately $11.7 million.  We expect to fund our activities for the next year using our available cash balances, bank credit lines, projected cash generated from operations and potential capital market financings.  We believe that internally generated funds along with existing credit facilities will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements.  However, because part of our business strategy is to expand through strategic acquisitions, we may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes.  There is no assurance that we will be able to secure funding on terms acceptable to us, or at all.

Operating Activities

Our primary source of liquidity for the year ended December 31, 2018 was $29.1 million provided by cash flow from operating activities.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.  In addition, the Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.

Investment Activities

The primary focus of our investment in 2018 was to continue to provide high quality reliable service to our growing service territory.  We invested approximately $49.1 million in capital expenditures during 2018 compared to $41.1 million invested during the same period in 2017.  During 2018, we invested approximately $13.1 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities.  We invested $11.4 million to enhance or improve existing treatment facilities and replace aging wells and pumping equipment to better serve our customers.  We invested $4.4 million for equipment purchases, computer hardware and software upgrades and transportation equipment.  Developers financed $4.7 million for the installation of water mains and hydrants in 2018 compared to $5.9 million in 2017.  We invested $2.1 million to upgrade and automate our meter reading equipment.  We invested approximately $1.1 million in mandatory utility plant expenditures due to governmental highway projects, which required the relocation of water service mains in addition to facility improvements and upgrades. An additional $12.3 million was invested in wastewater projects in Delaware, of which $10.6 million was invested in the ongoing construction of an eight mile pipeline and a 90 million gallon storage lagoon for spray irrigation to dispose of treated wastewater from a new industrial customer.

The following chart summarizes our investment in plant and systems over the past three fiscal years.

In thousands	2018	2017	2016

Source of supply, treatment and pumping	$11,470	$5,778	$2,323
Transmission and distribution	16,395	14,265	14,865
General plant and equipment	4,454	6,080	2,083
Developer financed utility plant	4,772	5,909	7,996
Wastewater facilities	12,389	9,290	1,130
Allowance for Funds Used During Construction, AFUDC	(427)	(227)	(146)

Total	$49,053	$41,095	$28,251

Of the $48.2 million we expect to invest in 2019, approximately $10.6 million will be invested in extending transmission and distribution facilities to address service needs in growth areas of our service territory.  Approximately $4.8 million will be invested in renewals associated with the rehabilitation of aging infrastructure and approximately $4.2 million will be invested in the relocations of facilities as a result of government mandates.  Approximately $15.4 million will be invested for new treatment facilities, facility upgrades, equipment and wells throughout Delaware and Maryland to identify, develop, treat and protect sources of water supply to assure uninterrupted service to our customers.  In addition, we will refund $0.9 million to customers, real estate developers and builders related to previous advances for construction they provided to Artesian for distribution facilities on their properties.

We also plan to invest $3.6 million in general plant, which includes new corporate automation, building renovations and transportation and equipment upgrades.  Additionally, $8.7 million will be invested in Artesian Wastewater for ongoing construction of wastewater plants and force mains.  Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.  The Company's investment for 2019 is expected to be offset by developer contributions and advances of $4.6 million for a net investment of $43.6 million in 2019.

Financing Activities

We expect to fund our activities for the next twelve months using our available cash balances, bank credit lines, projected cash generated from operations and potential capital market financings if necessary.

We have several sources of liquidity to finance our investment in utility plant and other fixed assets. We estimate that the projected investment will be financed by our operations and external sources, including short-term borrowings under our revolving credit agreements discussed below.

Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by state public service commissions.

Lines of Credit

At December 31, 2018, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of December 31, 2018, there was $35.1 million of available funds under this line of credit.  The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 24, 2019 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At December 31, 2018, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of December 31, 2018, there was $9.0 million of available funds under this line of credit.  The interest rate for borrowings under this line is LIBOR plus 1.50%.  CoBank may make an annual patronage refund, which has been equal to 1.00% of the average line of credit and loan volume outstanding by Artesian Water.  The patronage refunds earned by Artesian Water for 2018 and 2017 were $1.2 million and $0.6 million respectively.  The term of this line of credit expires on July 20, 2019. Artesian Water expects to renew this line of credit.

Our revolving lines of credit  contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business.  In addition, this line of credit requires us to abide by certain financial covenants and ratios.  As of December 31, 2018, we were in compliance with these covenants.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$15,942	$	-----	$	-----	$	-----

Long-Term Debt

Artesian’s long-term debt agreements contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guaranty certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business. In addition, we are required to abide by certain financial covenants and ratios.  As of December 31, 2018, we were in compliance with these covenants.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$5,378	$10,680	$10,566	$143,409	$170,033
State revolving fund loans (principal and interest)	1,002	2,005	1,348	3,626	7,981
Promissory note (principal and interest)	960	1,919	1,922	14,459	19,260
Operating leases	78	117	123	1,290	1,608
Unconditional purchase obligations	3,872	7,773	114	9	11,768
Tank painting contractual obligation	426	---	---	---	426
Total contractual cash obligations	$11,716	$22,494	$14,073	$162,793	$211,076

Long-term debt obligations reflect the maturities of certain series of our first mortgage bonds, which we intend to refinance when due if not refinanced earlier.  The state revolving fund loan obligation has an amortizing mortgage payment payable over a 20-year period, and will be refinanced as future securities are issued.  The promissory note obligation has an amortizing payment payable over a 20-year period.  The first mortgage bonds, the state revolving fund loan and the promissory note have certain financial covenant provisions, the violation of which could result in default and require the obligation to be immediately repaid, including all interest. We have not experienced conditions that would result in our default under these agreements.

On January 18, 2017, Artesian Water and CoBank entered into a Bond Purchase Agreement relating to the issue and sale by Artesian Water to CoBank of a $40 million principal amount First Mortgage Bond, Series T, or the Series T Bond, due December 20, 2036, or the Series T Maturity Date.  The Series T Bond was issued pursuant to Artesian Water’s Indenture of Mortgage dated as of July 1, 1961, as amended and supplemented by supplemental indentures, including the Twenty-Second Supplemental Indenture dated as of January 18, 2017 from Artesian Water  to Wilmington Trust Company, as Trustee.  The Indenture is a first mortgage lien against substantially all of Artesian Water’s utility plant.  The proceeds from the sale of the Series T Bond were used to prepay indebtedness of Artesian Water under two existing First Mortgage Bonds: Series O, principal amount $20 million with interest rate of 8.17% and related prepayment costs of $4.5 million; and Series Q, principal amount $15.4 million with interest rate of 4.75%.  The DEPSC approved the issuance of the Series T Bond on December 20, 2016.  The DEPSC also approved deferral of the prepayment costs associated with the First Mortgage Bond, Series O and the previously deferred debt related costs associated with the First Mortgage Bonds, Series O and Series Q.

The Series T Bond carries an annual interest rate of 4.24% through and including the Series T Maturity Date. Interest is payable on June 30th and December 31st of each year, beginning June 30, 2017, until Artesian Water’s obligation with respect to the payment of principal, premium (if any) and interest shall be discharged.  Overdue payments shall bear interest as provided in the Twenty-Second Supplemental Indenture.  The terms of the Series T Bond also include certain limitations on Artesian Water’s indebtedness.

On January 24, 2018, Artesian Water Maryland signed an interconnection agreement with the Town of North East that has a “take or pay” clause requiring us to purchase a minimum of 35,000 gallons of water per day that shall commence on the first day of the month following the date on which the interconnection is completed.  The interconnection was completed in the first quarter of 2019.

On January 31, 2018, Artesian Water and CoBank entered into a Bond Purchase Agreement relating to the issue and sale by Artesian Water to CoBank of a $25 million principal amount First Mortgage Bond, Series U, or the Series U Bond, due January 31, 2038, or the Series U Maturity Date.  The Series U Bond was issued pursuant to Artesian Water’s Indenture of Mortgage dated as of July 1, 1961, as amended and supplemented by supplemental indentures, including the Twenty-Third Supplemental Indenture, dated as of January 31, 2018 from Artesian Water to Wilmington Trust Company, as Trustee.  The Indenture is a first mortgage lien against substantially all of Artesian Water’s utility plant.  The proceeds from the sale of the Series U Bond, together with other funds of Artesian Water, were used to pay in full at maturity indebtedness of Artesian Water under those certain First Mortgage Bonds, Series P.  The DEPSC approved the issuance of the Series U Bond on December 21, 2017.

The Series U Bond carries an annual interest rate of 4.71% through and including the Series U Maturity Date. Interest is payable on January 30th, April 30th, July 30th and October 30th in each year and on the Series U Maturity Date, beginning April 30, 2018 until Artesian Water’s obligation with respect to the payment of principal, premium (if any) and interest shall be discharged.  Overdue payments shall bear interest as provided in the Twenty-Third Supplemental Indenture.  The term of the Series U Bond also includes certain limitations on Artesian Water’s indebtedness.

On August 8, 2018, Artesian Wastewater and CoBank entered into a Master Loan Agreement, or the MLA, and two supplements to the MLA, in which CoBank will loan Artesian Wastewater up to a total principal amount of $12 million.  As of December 31, 2018, $12.0 million was issued from this loan.  Artesian Wastewater agreed to pay interest, pursuant to a promissory note, on the unpaid principal balance of the loans at 5.12% per annum. Interest shall be calculated and paid quarterly in arrears on the thirtieth (30th) day of each of March, June, September and December.  Artesian Wastewater agrees to repay each loan, pursuant to a promissory note, in eighty consecutive quarterly installments, each due on the thirtieth (30th) day of each March, June, September, and December, with the first installment due on March 30, 2019, and the last installment due on December 30, 2038.  The amount of each installment shall be the same principal amount that would be required to be repaid if the loan was scheduled to be repaid in level installments of principal and interest and such schedule was calculated utilizing 5.12% as the rate accruing on the loan; provided, however, that the last installment of each loan shall be in an amount equal to the then unpaid principal balance of the loan.  Two parcels of land in Artesian Wastewater are pledged as security for this loan pursuant to the terms of a mortgage and security agreement between Artesian Wastewater and CoBank.  Closing on the debt financing was approved by the DEPSC on June 5, 2018.

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

Payments for unconditional purchase obligations reflect minimum water purchase obligations based on rates that are subject to change under our interconnection agreement with the Chester Water Authority, which expires December 31, 2021 and minimum water purchase obligations based on a contract rate under our interconnection agreement with the Town of North East, which expires February 29, 2024.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 19 to our Consolidated Financial Statements for a full description of the impact of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2028 to 2038, and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at December 31, 2018 were approximately $15.9 million.  An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing multi-year supply contracts at  fixed prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
In thousands

ASSETS	December 31, 2018	December 31, 2017
Utility plant, at original cost less accumulated depreciation	$498,678	$460,502
Current assets
Cash and cash equivalents	293	952
Accounts receivable (less allowance for doubtful accounts 2018 - $232; 2017-$288)	8,159	8,897
Income tax receivable	772	2,353
Unbilled operating revenues	1,441	1,427
Materials and supplies	1,459	1,519
Prepaid property taxes	1,870	1,795
Prepaid expenses and other	2,124	2,042
Total current assets	16,118	18,985
Other assets
Non-utility property (less accumulated depreciation 2018-$734; 2017-$689)	3,849	3,882
Other deferred assets	3,931	3,721
Total other assets	7,780	7,603
Regulatory assets, net	7,254	7,549
	$529,830	$494,639

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$9,250	$9,215
Preferred stock	—	—
Additional paid-in capital	100,639	99,526
Retained earnings	43,362	37,903
Total stockholders' equity	153,251	146,644
Long-term debt, net of current portion	115,862	105,587
	269,113	252,231
Current liabilities
Lines of credit	15,942	9,610
Current portion of long-term debt	1,725	1,344
Accounts payable	8,187	8,853
Accrued expenses	3,902	2,888
Overdraft payable	117	304
Accrued interest	784	1,805
Customer deposits	1,044	969
Revenue reserved for refund	3,298	—
Other	2,732	2,688
Total current liabilities	$37,731	$28,461

Commitments and contingencies (Note 11)	—	—

Deferred credits and other liabilities
Net advances for construction	$6,596	$7,797
Regulatory liabilities	22,813	23,201
Deferred investment tax credits	508	526
Deferred income taxes	55,054	54,137
Total deferred credits and other liabilities	$84,971	$85,661

Net contributions in aid of construction	138,015	128,286
	$529,830	$494,639

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts

	For the Year Ended December 31,
	2018	2017	2016

Operating revenues
Water sales	$70,829	$73,058	$70,587
Other utility operating revenue	4,456	4,177	3,816
Non-utility operating revenue	5,126	5,000	4,686
	80,411	82,235	79,089
Operating expenses
Utility operating expenses	38,330	38,277	35,658
Non-utility operating expenses	2,879	2,777	2,602
Depreciation and amortization	10,288	9,555	9,188
Taxes
State and federal income taxes expense (benefit)
Current	4,172	(929)	2,849
Deferred	819	8,224	5,482
Property and other taxes	4,968	4,731	4,491
	61,456	62,635	60,270

Operating income	18,955	19,600	18,819

Other income, net
Allowance for funds used during construction (AFUDC)	622	334	222
Miscellaneous	953	226	557
	1,575	560	779

Income before interest charges	20,530	20,160	19,598

Interest charges	6,252	6,177	6,644

Net income applicable to common stock	$14,278	$13,983	$12,954

Income per common share:
Basic	$1.55	$1.52	$1.42
Diluted	$1.54	$1.51	$1.41

Weighted average common shares outstanding:
Basic	9,239	9,175	9,098
Diluted	9,293	9,242	9,161

Cash dividends per share of common stock	$0.9549	$0.9269	$0.8997

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands
	For the Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,278	$13,983	$12,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,288	9,555	9,188
Deferred income taxes, net	899	8,206	5,464
Stock compensation	192	423	92
AFUDC, equity portion	(427)	(227)	(146)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(87)	(187)	(292)
Income tax receivable	1,581	(2,203)	1,278
Unbilled operating revenues	(14)	(24)	132
Materials and supplies	60	45	149
Prepaid property taxes	(75)	(126)	(78)
Prepaid expenses and other	(82)	(215)	(209)
Other deferred assets	(245)	(172)	(175)
Regulatory assets	417	405	734
Regulatory liabilities	(388)	(37)	(81)
Accounts payable	(666)	3,321	618
Accrued expenses	1,014	1,579	55
Accrued interest	(1,021)	805	(32)
Revenue reserved for refund	3,298	—	—
Customer deposits and other, net	119	648	128
NET CASH PROVIDED BY OPERATING ACTIVITIES	29,141	35,779	29,779

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(49,053)	(41,094)	(28,251)
Proceeds from sale of assets	49	87	96
NET CASH USED IN INVESTING ACTIVITIES	(49,004)	(41,007)	(28,155)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit agreements	6,332	2,480	(3,357)
(Decrease) increase in overdraft payable	(187)	272	(514)
Net advances and contributions in aid of construction	10,461	11,353	9,907
Net proceeds from issuance of common stock	956	1,711	1,826
Issuance of long-term debt	12,000	—	—
Dividends paid	(8,819)	(8,496)	(8,180)
Debt issuance costs	(195)	(148)	—
Principal repayments of long-term debt	(1,344)	(1,218)	(1,289)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	19,204	5,954	(1,607)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(659)	726	17

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	952	226	209

CASH AND CASH EQUIVALENTS AT END OF YEAR	$293	$952	$226

Supplemental Disclosures of Cash Flow Information:
Utility plant received as construction advances and contributions in aid of construction	$1,153	$5,662	$2,499
Contractual amounts of contributions in aid of construction due from developers included in accounts receivable	$2,156	$2,910	$1,542
Contractual amounts of contributions in aid of construction received from developers previously included in accounts receivable	$2,981	$1,995	$388

Supplemental Disclosures of Cash Flow Information:
Interest paid	$7,273	$5,372	$6,676
Income taxes paid	$3,287	$1,281	$1,434

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
In thousands

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2015	8,176	882	$8,176	$882	$95,631	$27,642	$132,331

Net income	—	—	—	—	—	12,954	12,954
Cash dividends declared
Common stock	—	—	—	—	—	(8,180)	(8,180)
Issuance of common stock
Dividend reinvestment plan	13	—	13	—	387	—	400
Employee stock options and awards(4)	38	—	38	—	939	—	977
Employee Retirement Plan(3)	18	—	18	—	523	—	541
Balance as of December 31, 2016	8,245	882	$8,245	$882	$97,480	$32,416	$139,023

Net income	—	—	—	—	—	13,983	13,983
Cash dividends declared
Common stock	—	—	—	—	—	(8,496)	(8,496)
Issuance of common stock
Dividend reinvestment plan	11	—	11	—	378	—	389
Employee stock options and awards(4)	67	—	67	—	1,313	—	1,380
Employee Retirement Plan(3)	10	—	10	—	355	—	365
Balance as of December 31, 2017	8,333	882	$8,333	$882	$99,526	$37,903	$146,644

Net income	—	—	—	—	—	14,278	14,278
Cash dividends declared
Common stock	—	—	—	—	—	(8,819)	(8,819)
Issuance of common stock
Dividend reinvestment plan	10	—	10	—	356	—	366
Employee stock options and awards(4)	13	—	13	—	306	—	319
Employee Retirement Plan(3)	12	—	12	—	451	—	463
Balance as of December 31, 2018	8,368	882	$8,368	$882	$100,639	$43,362	$153,251

(1)
At December 31, 2018, 2017, and 2016, Class A Common Stock had 15,000,000 shares authorized.  For the same periods, shares issued, inclusive of treasury shares, were 8,398,005, 8,362,431 and 8,275,010, respectively.

(2)	At December 31, 2018, 2017, and 2016, Class B Common Stock had 1,040,000 shares authorized and 882,000 shares issued.
(3)	Artesian Resources Corporation registered 500,000 shares of Class A Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
(4)
Under the Equity Compensation Plan, effective December 9, 2015, Artesian Resources Corporation authorized up to 331,500 shares of Class A Common Stock for issuance of grants in forms of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the Plan. Includes stock compensation expense for the years ended December 31, 2018, 2017, and 2016, see Note 1-Stock Compensation Plans.

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

In accordance with a rate order issued by the DEPSC, Artesian Water accrues an Allowance for Funds Used during Construction, or AFUDC. AFUDC, which represents the cost of funds devoted to construction projects through the date the project is placed in service, is capitalized as part of construction work in progress. The rate used for the AFUDC calculation is based on Artesian Water's weighted average cost of debt and the rate of return on equity authorized by the DEPSC. The rate used to capitalize AFUDC in 2018, 2017, and 2016 was 7.4%, 7.7%, and 8.1% respectively.

Utility plant comprises:
In thousands
		December 31,
	Estimated Useful Life (In Years)	2018	2017
Utility plant at original cost
Utility plant in service-Water
Intangible plant	—	$140	$140
Source of supply plant	45-85	22,320	20,959
Pumping and water treatment plant	8-62	85,399	81,180
Transmission and distribution plant
Mains	81	267,352	252,569
Services	39	45,661	42,232
Storage tanks	76	25,167	24,729
Meters	26	26,531	25,628
Hydrants	60	14,514	13,760
General plant	3-31	60,536	56,784

Utility plant in service-Wastewater
Treatment and disposal plant	35-62	17,635	17,421
Collection mains & lift stations	81	14,242	13,692
General plant	3-31	1,206	1,006

Property held for future use	—	24,395	14,647
Construction work in progress	—	19,694	12,700
		624,792	577,447
Less – accumulated depreciation		126,114	116,945
		$498,678	$460,502

Depreciation and Amortization

For financial reporting purposes, depreciation is recorded using the straight-line method at rates based on estimated economic useful lives, which range from 3 to 85 years. Composite depreciation rates for water utility plant were 2.28%, 2.27% and 2.25% for 2018, 2017 and 2016, respectively. In a rate order issued by the DEPSC, the Company was directed effective January 1, 1998 to begin using revised depreciation rates for utility plant. In rate orders issued by the DEPSC, Artesian Water was directed, effective May 28, 1991 and August 25, 1992, to offset depreciation recorded on utility plant by depreciation on utility property funded by Contributions in Aid of Construction, or CIAC, and Advances for Construction, or Advances, respectively.  This reduction in depreciation expense is also applied to outstanding CIAC and Advances.  Other deferred assets are amortized using the straight-line method over applicable lives, which range from 20 to 24 years.

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

The postretirement benefit obligation is the recognition of an offsetting regulatory liability as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees.  Artesian Water contributed $38,000 to its postretirement benefit plan in 2018. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

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

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Depreciation and salary studies	5
Delaware rate proceedings	2.5
Maryland rate proceedings	5
Debt related costs	15 to 25 (based on term of related debt)
Goodwill (resulting from acquisition of Mountain Hill Water Company in 2008)	50
Deferred acquisition costs (resulting from purchase of water assets in Cecil County, Maryland in 2011 and Port Deposit, Maryland in 2010)	20
Franchise Costs (resulting from purchase of water assets in Cecil County, Maryland in 2011)	80

Regulatory assets, net of amortization, comprise:

(in thousands)	December 31, 2018	December 31, 2017

Postretirement benefit obligation	$74	$149
Deferred income taxes	401	416
Expense of rate and regulatory proceedings	22	70
Debt issuance costs	5,815	5,965
Goodwill	295	303
Deferred acquisition and franchise costs	647	646
	$7,254	$7,549

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

Other Deferred Assets

The investment in CoBank, which is a cooperative bank, is related to certain outstanding First Mortgage Bonds and is a required investment in the bank based on the underlying long term debt agreements.  A large portion of the remaining other deferred assets, approximately $0.2 million, is in relation to the Mountain Hill acquisition.

Other deferred assets at December 31, net of amortization, comprise:

In thousands	2018	2017

Investment in CoBank	$3,610	$3,358
Other	321	363
	$3,931	$3,721

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

Regulatory Liabilities

The Financial Accounting Standards Board, or FASB, ASC Topic 980 stipulates generally accepted accounting principles for companies whose rates are established or subject to approvals by a third-party regulatory agency.  Certain obligations are deferred and/or amortized as determined by the DEPSC, the MDPSC, and the PAPUC.  Regulatory liabilities represent excess recovery of cost or other items that have been deferred because it is probable such amounts will be returned to customers through future regulated rates.

The postretirement benefit obligation is the recognition of an offsetting regulatory asset as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees when they render the services necessary to earn the benefits.  Artesian Water contributed $38,000 to its postretirement benefit plan in 2018. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

Utility plant retirement cost obligation consists of estimated costs related to the potential removal and replacement of facilities and equipment on the Company’s water and wastewater properties.  Effective January 1, 2012, as authorized by the DEPSC, when depreciable units of utility plant are retired, any cost associated with retirement, less any salvage value or proceeds received, is charged to a regulated retirement liability.  Each year the liability is increased by an annual amount authorized by the DEPSC.

Pursuant to the enactment of the Tax Cuts and Jobs Act, or TCJA, on December 22, 2017, the Company adjusted its existing deferred income tax balances as of December 31, 2017 to reflect the decrease in the corporate income tax rate from 34% to 21% (see Note 4). As of December 31, 2017, management's preliminary estimate resulted in a decrease in the net deferred income tax liability of approximately $23.5 million, of which $22.5 million was reclassed to a regulatory liability. In 2018, these amounts were revised to $24.3 million and $22.8 million, respectively, based on the final bonus depreciation deduction taken on the Company’s 2017 Federal income tax return and the DEPSC orders dated January 31, 2019 for Artesian Water and Artesian Wastewater. The regulatory liability amount is subject to certain Internal Revenue Service normalization rules that require the benefits to customers be spread over the remaining useful life of the underlying assets giving rise to the associated deferred income taxes.  On January 31, 2019, the DEPSC approved the amortization of the regulatory liability amount of $22.2 million over a period of 49.5 years beginning February 1, 2018, subject to audit at a later date.  The MDPSC has not issued a final order on the regulatory liability amount of $0.6 million regarding the effects of the TCJA on Maryland customers.

Regulatory liabilities comprise:
	(in thousands)
	December 31, 2018	December 31, 2017

Postretirement benefit obligation	$52	$112
Utility plant retirement cost obligation	319	549
Deferred income taxes (related to TCJA)	22,442	22,540

	$22,813	$23,201

Income Taxes

The TCJA makes many significant changes to the Internal Revenue Code, including, but not limited to (1) reducing the federal corporate tax rate to a flat 21%; (2) creating a 30% limitation on deductible interest expense (not applicable to regulated utilities); (3) eliminating future bonus depreciation deductions on utility plant capital projects that began after December 31, 2017; (4) eliminating the domestic production activities deduction; (5) eliminating the corporate alternative minimum tax and changing how existing alternative minimum tax credits can be realized; (6) changing the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017 and (7) repealing the exclusion from gross income contributions in aid of construction (CIAC) for water utilities.  The most significant change that impacts Artesian Resources is the reduction of the corporate federal income tax rate from our previous effective rate of 34% to the new flat tax rate of 21% beginning January 1, 2018.  The SEC Staff issued Accounting Bulletin No. 118, Income Tax Accounting of the TCJA, allowing provisional amounts to be reported based on reasonable estimates, subject to adjustment during a one year measurement period.  In 2018 the Company has finalized making such adjustments. However, since many provisions of the 2017 Tax Act still do not have final guidance issued, it may be necessary for the Company to make future adjustments based on such new guidance.

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

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known. The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense. The Company remains subject to examination by federal authorities for the tax years 2015 through 2018 and state authorities for the tax years 2014 through 2018.  The Company was under federal audit by the Internal Revenue Service for tax years 2012 through 2014 during 2016.  The audit concluded in 2016 resulting in no change to the tax liability.

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

Stock Compensation Plans

On December 9, 2015, the Company’s stockholders approved the 2015 Equity Compensation Plan, or the 2015 Plan. The 2015 Plan replaced the 2005 Equity Compensation Plan, or the 2005 Plan, which expired on May 24, 2015. The 2015 Plan authorizes an aggregate number of shares of our Class A Non-Voting Common Stock, or Class A Stock, that may be issued or transferred under the Plan equal to the sum of:  331,500 shares, plus the number of shares of Class A Stock subject to outstanding grants under the 2005 Plan as of December 9, 2015 that terminate, expire or are cancelled, forfeited, exchanged or surrendered without having been exercised, vested or paid under the 2005 Plan. The Company accounts for stock options issued after January 1, 2006 under FASB ASC Topic 718. Compensation costs for restricted stock grants and options were $192,000, $423,000 and $92,000 in 2018, 2017 and 2016, respectively. Cost for options and restricted stock grants were determined based on the fair value at the grant dates and those costs were charged to income over the associated service periods.  As of December 31, 2018 there is $64,000 unrecognized expense related to non-vested awards of restricted shares granted under the 2015 Plan.

There was no stock compensation cost capitalized as part of an asset.

Stock Options

No options were granted in 2016, 2017 or 2018.

Shares of Class A Stock have been reserved for future issuance under the 2015 Equity Compensation Plan.

Stock Awards

On May 2, 2018, 5,000 shares of Class A were granted as restricted stock awards.  The fair value per share was $38.51, the closing price of the Class A Stock as recorded on the NASDAQ Global Select Market on May 2, 2018. Prior to their release date, these restricted stock awards may be subject to forfeiture in the event of the recipient’s termination of service.

On June 28, 2017, 6,568 shares of Class A Stock were issued as fully vested unrestricted stock awards. The fair market value per share was $38.06, the closing price of the Class A Stock as recorded on the NASDAQ Global Select Market on June 28, 2017.

On May 3, 2017, 5,000 shares of Class A Stock were granted as restricted stock awards.  The fair value per share was $38.10, the closing price of the Class A Stock as recorded on the NASDAQ Global Select Market on May 3, 2017.  The restricted shares vested one year from the date of grant.

On May 4, 2016, 5,000 shares of Class A Stock were granted as restricted stock awards.  The fair market value per share was $27.70, the closing price of the Class A Stock as recorded on the NASDAQ Global Select Market on May 4, 2016.  The restricted shares vested one year from the date of grant.

Revenue Recognition and Unbilled Revenues

On January 1, 2018 the Company adopted Accounting Standards Codification 606, or ASC 606, Revenue from Contracts with Customers, using the modified retrospective approach. The Company identified its sources of revenue streams that fall within the scope of this guidance and applied the five-step model to all qualifying revenue streams to determine when to recognize revenue. See Note 2 to our Consolidated Financial Statements for a full description of our revenue recognition.

Accounts Receivable

Accounts receivable are recorded at the invoiced amounts. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in our existing accounts receivable. The Company reviews the allowance for doubtful accounts on a quarterly basis. Account balances are written off against the allowance when it is probable the receivable will not be recovered. The allowance for doubtful accounts was $0.2 million and $0.3 million at December 31, 2018 and December 31, 2017, respectively.  The corresponding expense for each of the years ended December 31, 2018 and 2017 was $0.1 million and $0.2 million, respectively. The following table summarizes the changes in the Company’s accounts receivable balance:

	December 31,
In thousands	2018	2017	2016

Customer accounts receivable – water	$5,585	$5,487	$5,437
Contractual amounts due from developers and other	2,806	3,698	2,622
	8,391	9,185	8,059
Less allowance for doubtful accounts	232	288	263
Net accounts receivable	$8,159	$8,897	$7,796

The activities in the allowance for doubtful accounts are as follows:

	December 31,
In thousands	2018	2017	2016

Beginning balance	$288	$263	$277
Allowance adjustments	103	215	195
Recoveries	47	41	64
Write off of uncollectible accounts	(206)	(231)	(273)
Ending balance	$232	$288	$263

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

Use of Estimates in the Preparation of Consolidated Financial Statements

The consolidated financial statements were prepared in conformity with generally accepted accounting principles in the U.S., which require management to make estimates about the reported amounts of assets and liabilities including unbilled revenues, reserve for a portion of revenues received under temporary rates and regulatory asset recovery and contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from management's estimates.

NOTE 2

REVENUE RECOGNITION

Background

On January 1, 2018 the Company adopted Accounting Standards Codification 606, or ASC 606, Revenue from Contracts with Customers, using the modified retrospective approach. The Company identified its sources of revenue streams that fall within the scope of this guidance and applied the five-step model to all qualifying revenue streams to determine when to recognize revenue. The Company concluded there is not a material change to how revenue was recognized before and after the adoption of ASC 606; therefore, no cumulative retained earnings adjustment was required.

Artesian’s operating revenues are primarily attributable to contract services based upon tariff rates approved by the DEPSC, the MDPSC and the PAPUC.  Tariff contract service revenues consist of water consumption, fixed fees for water and wastewater services including customer and fire protection fees, service charges and Distribution System Improvement Charges, or DSIC, billed to customers at rates outlined in our tariffs that represent stand-alone selling prices.  Our non-tariff contract revenues consist of  SLP Plan fees, water and wastewater contract operations, and wastewater inspection fees.  Other operating revenue primarily consists of developer guarantee contributions for wastewater and rental income for antenna contracts.

Tariff Contract Revenues

Artesian generates revenue from the sale of water to customers in Delaware, Cecil County, Maryland, and Southern Chester County, Pennsylvania once a customer requests service in our territory.  We recognize water consumption revenue at tariff rates on a cycle basis for the volume of water transferred to customers based upon meter readings for actual gallons of water consumed as well as unbilled amounts for estimated usage from the date of the last meter reading to the end of the accounting period.  As actual usage amounts are known based on recurring meter readings, adjustments are made to the unbilled estimates in the next billing cycle based on the actual results.  Estimates are made on an individual customer basis, based on one of three methods: the previous year’s consumption in the same period, the previous billing period’s consumption, or averaging. While actual usage for individual customers may differ materially from the estimate based on management judgements described above, we believe the overall total estimate of consumption and revenue for the fiscal period will not differ materially from actual billed consumption.  The majority of our water customers are billed for water consumed on a monthly basis, while the remaining customers are billed on a quarterly basis.  As a result, we record unbilled operating revenue (contract asset) for any estimated usage through the end of the accounting period that will be billed in the next monthly or quarterly billing cycle.

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

The DEPSC required Delaware utilities to determine the impact that the Tax Cuts and Jobs Act of 2017, or TCJA, had on its customers and potential rate relief due to customers.  The reduction in corporate income tax expense resulting from the TCJA will be passed through to customers in the form of reduced tariff rates as approved by the DEPSC on January 31, 2019.  As of December 31, 2018, approximately $3.3 million is being held in reserve (refund liability) and is not reflected in income.  This amount is required to be refunded to customers during the second quarter of 2019.

Accounts receivable related to tariff contract revenues are typically due within 25 days of invoicing.  An allowance for doubtful accounts is calculated as a percentage of total associated revenues.  We mitigate our exposure to credit losses by discontinuing services in the event of non-payment; accordingly, the related allowance for doubtful accounts and associated bad debt expense has not been significant.

Non-tariff Contract Revenues

Artesian generates SLP Plan revenue once a customer requests service to cover all parts, materials and labor required to repair or replace leaking water service lines, leaking or clogged sewer lines, or water and wastewater lines within the customers’ residences, up to an annual limit.  We recognize revenue from these services on a ratable basis over time as the customer simultaneously receives and consumes all the benefits of having service line protection services.  These contract services are billed in advance on a monthly or quarterly basis.  As a result, we record deferred revenue (contract liability) and accounts receivable for any amounts for which we have a right to invoice but for which services have not been provided.  Accounts receivable from SLP Plan customers are typically due within 25 days of invoicing.  An allowance for doubtful accounts is calculated as a percentage of total SLP Plan contract revenue.  We mitigate our exposure to credit losses by discontinuing services in the event of non-payment; accordingly, the related allowance for doubtful accounts and associated bad debt expense has not been significant.

Artesian generates contract operation revenue from water and wastewater operation services provided to customers.  We recognize revenue from these operation contracts, which consist primarily of monthly operation and maintenance services over time as customers receive and consume the benefits of such services performed. These services are invoiced in advance at the beginning of every month and are typically due within 30 days, and therefore there is no contract asset or liability associated with these revenues.  An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ creditworthiness.  The related allowance for doubtful accounts and associated bad debt expense has not been significant.

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

Sales Tax

The majority of Artesian’s revenues are earned within the State of Delaware, where there is no sales tax.  Revenue earned in the State of Maryland and the Commonwealth of Pennsylvania are related primarily to the sale of water by a public water utility and are exempt from sales tax.  Therefore, no sales tax is collected on revenues.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by service type; all revenues are generated within a similar geographical location:

	For the Year
	Ended December 31,
(in thousands)	2018	2017
Tariff Revenue
Consumption charges	$47,903	$46,669
Fixed fees	25,401	24,998
Service charges	717	921
DSIC	2,797	3,160
Revenue reserved for refund – TCJA impact	(3,234)	—
Total Tariff Revenue	$73,584	$75,748

Non-Tariff Revenue
Service line protection plans	$3,992	$3,858
Contract operations	1,352	1,315
Inspection fees	211	170
Total Non-Tariff Revenue	$5,555	$5,343

Other Operating Revenue not in scope of ASC 606	$1,272	$1,144

Total Operating Revenue	$80,411	$82,235

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	December 31, 2018	December 31, 2017
Accounts Receivable
Accounts Receivable–Tariff	$5,751	$5,631
Accounts Receivable–Non-Tariff	320	403
Total Accounts Receivable	$6,071	$6,034

Contract Assets – Tariff	$2,367	$2,397

Deferred Revenue
Deferred Revenue – Tariff	$1,025	$1,053
Deferred Revenue – Non-Tariff	227	203
Total Deferred Revenue	$1,252	$1,256

Refund Liability – Tariff	$3,298	$—

For the year ended December 31, 2018, the Company recognized revenue of $1.1 million from amounts that were included in Deferred Revenue – Tariff at the beginning of the year and revenue of $183,000 from amounts that were included in Deferred Revenue – Non-Tariff at the beginning of the year.

The increases (decreases) of Accounts Receivable, Contract Assets and Deferred Revenue were primarily due to normal timing differences between our performance and customer payments.  The increase in the Refund Liability is based on the calculated amount approved by the DEPSC on January 31, 2019 related to the TCJA.  This amount is required to be refunded to customers during the second quarter of 2019.

Remaining Performance Obligations

As of December 31, 2018 and December 31, 2017, Deferred Revenue – Tariff is recorded net of contract assets within Unbilled operating revenues and represents our remaining performance obligations for our fixed fee water and wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of December 31, 2018 and December 31, 2017, Deferred Revenue – Non-Tariff is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services and wastewater inspections, which are expected to be satisfied and associated revenue recognized within the next three months and one year for the SLP Plan revenue and inspection fee revenue, respectively.

NOTE 3

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Current Assets and Liabilities

For those current assets and liabilities that are considered financial instruments, the carrying amounts approximate fair value because of the short maturity of those instruments.

Long-term Financial Liabilities

All of Artesian Resources’ outstanding long-term debt as of December 31, 2018 and December 31, 2017 was fixed-rate. The fair value of the Company’s long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  Level 2 is valued using observable inputs other than quoted prices.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates. The carrying amount and fair value of Artesian Resources' long-term debt are shown below:

In thousands	December 31,
	2018	2017
Carrying amount	$117,587	$106,931
Estimated fair value	116,818	110,524

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

NOTE 4

INCOME TAXES

Deferred income taxes reflect temporary differences between the valuation of assets and liabilities for financial and tax reporting.  Pursuant to the enactment of the TCJA, the Company adjusted its existing deferred income tax balances as of December 31, 2017 to reflect the decrease in the corporate income tax rate from 34% to 21%, which resulted in an estimated decrease in the net deferred income tax liability of approximately $23.5 million.  In 2018, this amount was revised to $24.3 million due to the final bonus deprecation deduction taken on the Company’s 2017 Federal income tax return.  In addition, a rate change resulted in Artesian Resources recording a net benefit to continuing operations of approximately $1.0 million in 2017.  As of December 31, 2017, a regulatory liability related to deferred income taxes to be passed through to customers in the form of reduced tariff rates was recorded in the estimated amount of $22.5 million.  In 2018, this amount was revised to $22.8 million (see Note 1).  Certain Internal Revenue Service normalization rules require that the benefits to customers be spread over the remaining useful life of the underlying assets giving rise to the associated deferred income taxes.  The DEPSC approved the amortization of the regulatory liability amount of $22.2 million over a period of 49.5 years beginning February 1, 2018, subject to audit at a later date.  In addition, the Company recognized a one time tax benefit of $0.5 million related to the wastewater regulatory liability. The MDPSC has not issued a final order on the regulatory liability amount of $0.6 million regarding the effects of the TCJA on Maryland customers.

At December 31, 2017, for federal income tax purposes, there were alternative minimum tax, or AMT, credit carry-forwards aggregating $2.7 million resulting from the payment of AMT in prior years.  Effective January 1, 2018, these AMT credit carry-forwards are available for refund. The Company has reclassified all of its AMT credits into the current income tax receivable as of December 31, 2017 and fully applied them in 2018 against estimated current taxes payable.

As of December 31, 2018, Artesian Resources had fully utilized all of its federal net operating loss carrybacks and carry-forwards.  As of December 31, 2018, Artesian Resources has separate company state net operating loss carry-forwards aggregating approximately $14.7 million. Approximately $10.0 million of these net operating loss carry-forwards will expire if unused between 2019 and 2039. Artesian Resources has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of the state net operating loss carry-forwards. The valuation allowance increased to approximately $396,000 in 2018 from approximately $360,000 in 2017. Management believes that it is more likely than not that the Company will realize the benefit of these deferred tax assets, net of the valuation allowance.

Components of Income Tax Expense
In thousands	For the Year Ended December 31,
State income taxes	2018	2017	2016
Current	$1,768	$489	$1,050
Deferred	71	1,368	860
Total state income tax expense	$1,839	$1,857	$1,910

	For the Year Ended December 31,
Federal income taxes	2018	2017	2016
Current	$2,404	$(1,418)	$1,799
Deferred	748	6,856	4,622
Total federal income tax expense	$3,152	$5,438	$6,421

Reconciliation of effective tax rate:
	For the Year Ended December 31,
In thousands	2018	2018	2017	2017	2016	2016
	Amount	Percent	Amount	Percent	Amount	Percent
Reconciliation of effective tax rate
Income before federal and state income taxes	$19,270	100.0%	$21,278	100.0%	$21,285	100.0%

Amount computed at statutory rate	4,047	21.0%	7,234	34.0%	7,237	34.0%
Reconciling items
State income tax-net of federal tax benefit	1,350	7.0%	1,297	6.1%	1,327	6.2%
Regulatory liability adjustment	(920)	(4.8)%	—	0.0%	—	0.0%
Federal rate change and TCJA effect	325	1.7%	(957)	(4.5)%	—	0.0%
Other	189	1.0%	(279)	(1.3)%	(233)	(1.1)%
Total income tax expense and effective rate	$4,991	25.9%	$7,295	34.3%	$8,331	39.1%

Deferred income taxes at December 31, 2018, 2017, and 2016 were comprised of the following:

	For the Year Ended December 31,
In thousands	2018	2017	2016

Deferred tax assets related to:
Federal alternative minimum tax credit carry-forwards	$—	$—	$2,474
Federal and state operating loss carry-forwards	1,050	1,094	752
Less: valuation allowance	(396)	(360)	(286)
Bad debt allowance	65	80	104
Stock options	202	207	452
Other	85	161	320
Total deferred tax assets	$1,006	$1,182	$3,816

Deferred tax liabilities related to:
Property plant and equipment basis differences	$(53,296)	$(52,629)	$(70,711)
Bond retirement costs	(1,361)	(1,437)	—
Uncertain tax position	(283)	(145)	(80)
Expenses of rate proceedings	(2)	(8)	(19)
Property taxes	(521)	(500)	(663)
Other	(597)	(600)	(796)
Total deferred tax liabilities	$(56,060)	$(55,319)	$(72,269)

Net deferred tax liability	$(55,054)	$(54,137)	$(68,453)

Schedule of Valuation Allowance
	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
In thousands

Classification
For the Year Ended December 31, 2018 Valuation allowance for deferred tax assets	$360	$36	—	$396
For the Year Ended December 31, 2017 Valuation allowance for deferred tax assets	$286	$74	—	$360
For the Year Ended December 31, 2016 Valuation allowance for deferred tax assets	$182	$104	—	$286

Under FASB ASC Topic 740, the Company established two reserves for uncertain tax positions based upon management’s judgment as to the sustainability of these positions.

In 2014, the Company changed its tax method of accounting for qualifying utility system repairs effective with the tax year ended December 31, 2014 and for prior tax years. The tax accounting method was changed to permit the expensing of qualifying utility asset improvement costs that were previously being capitalized and depreciated for book and tax purposes. The Company recognized a tax deduction of $4.5 million on its 2017 tax return and expects to recognize a tax deduction of $4.2 million in 2018 for qualifying capital expenditures made during the year.

In December 2015, the Company was notified by the IRS that its Federal tax filing for 2014 would be reviewed along with the effects of the net operating loss generated in 2014 and carryback to the 2012 and 2013 tax years.  This review, which began in the first quarter of 2016 and was completed in the second quarter of 2016, resulted in no change to the tax liability.  Since the Company had previously recorded a provision for the possible disallowance of a portion of the repair deduction in prior periods, the completion of the audit resulted in the reversal of the reserve, including interest and penalties, in the amount of approximately $201,000.  While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the tax authorities.  Therefore, as required by FASB ASC 740, the Company reserved an additional liability related to a portion of the repair deduction for 2017 and 2018.

Additionally, the Company reserved a liability related to the difference in the tax depreciation utilizing the half-year convention rather than the mid-quarter convention.

The following table provides the changes in the Company's uncertain tax position:

	For the years ended December 31,
In thousands	2018	2017
Balance at beginning of year	$145	$80
Additions based on tax positions related to the current year	130	118
Additions based on tax positions related to prior years	13	8
Reductions for tax positions of prior years	—	—
Settlements	—	—
Federal tax rate change	(5)	(61)
Lapses in statutes of limitations	—	—
Balance at end of year	$283	$145

NOTE 5

PREFERRED STOCK

As of December 31, 2018 and 2017, Artesian Resources had no preferred stock outstanding.  Artesian Resources has 100,000 shares of $1.00 par value Series Preferred stock authorized but unissued.

NOTE 6

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

Under Artesian Resources' dividend reinvestment plan, which allows for reinvestment of cash dividends and optional cash payments, stockholders were issued approximately 10,000, 11,000 and 13,000 shares at fair market value for the investment of $366,000, $389,000, and $400,000 of their monies in the years 2018, 2017, and 2016, respectively.

NOTE 7

DEBT

At December 31, 2018, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of December 31, 2018, there was $35.1 million of available funds under this line of credit. The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 24, 2019 or any date on which Citizens demands payment.  The Company expects to renew this line of credit.

At December 31, 2018, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of December 31, 2018, there was $9.0 million of available funds under this line of credit.  The interest rate for borrowings under this line is LIBOR plus 1.50%.  The term of this line of credit expires on July 20, 2019. The Company expects to renew this line of credit.

On January 18, 2017, Artesian Water and CoBank entered into a Bond Purchase Agreement relating to the issue and sale by Artesian Water to CoBank of a $40 million principal amount First Mortgage Bond, Series T, or the Series T Bond, due December 20, 2036, or the Maturity Date.  The Series T Bond was issued pursuant to Artesian Water’s Indenture of Mortgage dated as of July 1, 1961, as amended and supplemented by supplemental indentures, including the Twenty-Second Supplemental Indenture, or the Supplemental Indenture, dated as of January 18, 2017 from Artesian Water to Wilmington Trust Company, as Trustee.  The Indenture is a first mortgage lien against substantially all of Artesian Water’s utility plant.  The proceeds from the sale of the Series T Bond were used to prepay indebtedness of Artesian Water under two existing First Mortgage Bonds: Series O, principal amount $20 million with interest rate of 8.17% and related prepayment costs of $4.5 million; and Series Q, principal amount $15.4 million with interest rate of 4.75%.  The DEPSC approved the issuance of the Series T Bond on December 20, 2016.  The DEPSC also approved deferral of the prepayment costs associated with the First Mortgage Bond, Series O and the previously deferred debt related costs associated with the First Mortgage Bonds, Series O and Series Q.

The Series T Bond carries an annual interest rate of 4.24% through and including the Maturity Date.  Interest is payable on June 30th and December 31st of each year, beginning June 30, 2017, until Artesian Water’s obligation with respect to the payment of principal, premium (if any) and interest shall be discharged.  Overdue payments shall bear interest as provided in the Supplemental Indenture.  The terms of the Series T Bond also include certain limitations on Artesian Water’s indebtedness.

On January 31, 2018, Artesian Water and CoBank entered into a Bond Purchase Agreement relating to the issue and sale by Artesian Water to CoBank of a $25 million principal amount First Mortgage Bond, Series U, or the Series U Bond, due January 31, 2038, or the Series U Maturity Date.  The Series U Bond was issued pursuant to Artesian Water’s Indenture of Mortgage dated as of July 1, 1961, as amended and supplemented by supplemental indentures, including the Twenty-Third Supplemental Indenture, dated as of January 31, 2018 from Artesian Water to Wilmington Trust Company, as Trustee.  The Indenture is a first mortgage lien against substantially all of Artesian Water’s utility plant.  The proceeds from the sale of the Series U Bond together with other funds of Artesian Water, were used to pay in full at maturity indebtedness of Artesian Water under those certain First Mortgage Bonds, Series P.  The DEPSC approved the issuance of the Series U Bond on December 21, 2017.

The Series U Bond carries an annual interest rate of 4.71% through and including the Series U Maturity Date. Interest is payable on January 30th, April 30th, July 30th and October 30th in each year and on the Series U Maturity Date, beginning April 30, 2018 until Artesian Water’s obligation with respect to the payment of principal, premium (if any) and interest shall be discharged.  Overdue payments shall bear interest as provided in the Twenty-Third Supplemental Indenture.  The term of the Series U Bond also includes certain limitations on Artesian Water’s indebtedness.

On August 8, 2018, Artesian Wastewater and CoBank entered into a Master Loan Agreement, or the MLA, and 2 supplements to the MLA, in which CoBank will loan Artesian Wastewater up to a total principal amount of $12 million.  As of December  31, 2018, $12 million was issued from this loan. Artesian Wastewater agreed to pay interest, pursuant to a promissory note, on the unpaid principal balance of the loans at 5.12% per annum.  Interest shall be calculated and paid quarterly in arrears on the thirtieth (30th) day of each of March, June, September and December. Artesian Wastewater agrees to repay each loan, pursuant to a promissory note, in eighty consecutive quarterly installments, each due on the thirtieth (30th) day of each March, June, September, and December, with the first installment due on March 30, 2019, and the last installment due on December 30, 2038.  The amount of each installment shall be the same principal amount that would be required to be repaid if the loan was scheduled to be repaid in level installments of principal and interest and such schedule was calculated utilizing 5.12% as the rate accruing on the loan; provided, however, that the last installment of each loan shall be in an amount equal to the then unpaid principal balance of the loan.  Two parcels of land in Artesian Wastewater are pledged as security for this loan pursuant to the terms of a mortgage and security agreement between Artesian Wastewater and CoBank.  Closing on the debt financing was approved by the DEPSC on June 5, 2018.

CoBank may make an annual patronage refund, which has been equal to 1.00% of the average line of credit and loan volume outstanding by Artesian.  The $20 million line of credit, the First Mortgage Bonds and the promissory note are with CoBank.  The patronage refunds earned by Artesian in 2018 and 2017 were $1.2 million and $0.6 million, respectively.

The weighted average interest rate on the lines of credit above paid by the Company was 3.19% for the year ended December 31, 2018. These lines of credit, as well as the long-term debt obligations shown below, require us to abide by certain financial covenants and ratios.  As of December 31, 2018, we were in compliance with these covenants.

Long-term debt consists of:

	December 31,
In thousands	2018	2017
First mortgage bonds

Series P, 6.58%, due January 31, 2018	$—	$25,000
Series R, 5.96%, due December 31, 2028	25,000	25,000
Series S, 4.45%, due December 31, 2033	9,000	9,600
Series T, 4.24%, due December 20, 2036	40,000	40,000
Series U, 4.71%, due January 31, 2038	25,000	—
	99,000	99,600

State revolving fund loans

4.48%, due August 1, 2021	912	1,190
3.57%, due September 1, 2023	473	558
3.64%, due May 1, 2025	904	1,025
3.41%, due February 1, 2031	2,177	2,315
3.40%, due July 1, 2032	2,121	2,243
	6,587	7,331
Notes Payable

Promissory Note	12,000	—

Sub-total	117,587	106,931

Less: current maturities (principal amount)	1,725	1,344

Total long-term debt	$115,862	$105,587

Payments of principal amounts due during the next five years and thereafter:

In thousands	2019	2020	2021	2022	2023	Thereafter
First Mortgage bonds	$600	$600	$600	$600	$600	$96,000
State revolving fund loans	773	801	832	533	552	3,096
Promissory note	352	369	391	411	432	10,045
Total payments	$1,725	$1,770	$1,823	$1,544	$1,584	$109,141

NOTE 8

NON-UTILITY OPERATING REVENUE AND EXPENSES

Non-utility operating revenue consisted of $5.1 million, $5.0 million, and $4.7 million recognized by Artesian Utility in 2018, 2017 and 2016, respectively. Non-utility operating expenses consisted of $2.9 million, $2.8 million and $2.6 million primarily recognized by Artesian Utility in 2018, 2017 and 2016, respectively.  Artesian Utility operates the water, wastewater and internal SLP Plans and provides contract water and wastewater services. The SLP Plans provide coverage for all material and labor required to repair or replace participants’ leaking water service, clogged sewer lines or water and wastewater lines within the residence up to an annual limit.

NOTE 9

STOCK COMPENSATION PLANS

On December 9, 2015, the Company’s stockholders approved the 2015 Equity Compensation Plan, or the 2015 Plan, that replaced the 2005 Equity Compensation Plan, or the 2005 Plan, which expired on May 24, 2015. The 2015 Plan provides that grants may be in any of the following forms: incentive stock options, nonqualified stock options, stock units, stock awards, dividend equivalents and other stock-based awards. The 2015 Plan is administered and interpreted by the Compensation Committee of the Board of Directors, or the Committee.  The Committee has the authority to determine the individuals to whom grants will be made under the 2015 Plan, determine the type, size and terms of the grants, determine the time when grants will be made and the duration of any applicable exercise or restriction period (subject to the limitations of the 2015 Plan) and deal with any other matters arising under the 2015 Plan. The Committee presently consists of three directors, each of whom is a non-employee director of the Company. All of the employees of the Company and its subsidiaries are eligible for grants under the 2015 Plan. Non-employee directors of the Company are also eligible to receive grants under the 2015 Plan.

The following summary reflects changes in the shares of Class A Stock under option:

	2018 Shares	2018 Weighted Average Exercise Price	2017 Shares	2017 Weighted Average Exercise Price	2016 Shares	2016 Weighted Average Exercise Price
Plan options
Outstanding at beginning of year	176,802	$19.91	231,755	$19.32	270,000	$19.34
Granted	—	—	—	—	—	—
Exercised	(8,052)	15.77	(54,953)	17.42	(38,245)	19.50
Expired	—	—	—	—	—	—
Outstanding at end of year	168,750	$20.11	176,802	$19.91	231,755	$19.32

Options exercisable at year end	168,750	$20.11	176,802	$19.91	231,755	$19.32

The total intrinsic value of options exercised during 2018, 2017 and 2016 were $176,000, $1,198,000 and $351,000, respectively. During 2018, we received $127,000 in cash from the exercise of options, with a $367,000 tax benefit realized for those options.

The following tables summarize information about employee and director stock options outstanding and exercisable at December 31, 2018:

Options Outstanding and Exercisable
Range of Exercise Price	Shares Outstanding at December 31, 2018	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$15.26 - 18.61	67,500	2.27 Years	$18.48	$1,106,663
$18.62 - 22.66	101,250	4.03 Years	$21.19	$1,384,763

As of December 31, 2018, there was no unrecognized expense related to non-vested option shares granted under the Plan.

The following summary reflects changes in the shares of Class A Stock Restricted Stock Awards (RSA):

	2018 Shares	2018 Weighted Average Grant Date Fair Value	2017 Shares	2017 Weighted Average Grant Date Fair Value	2016 Shares	2016 Weighted Average Exercise Price
Plan RSA’s
Outstanding at beginning of year	5,000	$38.10	5,000	$27.70	—	$—
Granted	5,000	38.51	11,568	38.08	5,000	27.70
Vested/Released	(5,000)	38.10	(11,568)	33.58	—	—
Cancelled	—	—	—	—	—	—
Unvested Outstanding at end of year	5,000	$38.51	5,000	$38.10	5,000	$27.70

On May 2, 2018, 5,000 shares of Class A Stock were granted as restricted stock awards.  The fair value per share was $38.51, the closing price of the Class A Stock as recorded on the NASDAQ Global Select Market on May 2, 2018. Prior to their release date, these restricted stock awards may be subject to forfeiture in the event of the recipient’s termination of service.

On June 28, 2017, 6,568 shares of Class A Stock were issued as fully vested restricted stock awards. The fair market value per share was $38.06, the closing price of the Class A Stock as recorded on the NASDAQ Global Select Market on June 28, 2017.

On May 3, 2017, 5,000 shares of Class A Stock, were granted as restricted stock awards.  The fair value per share was $38.10, the closing price of the Class A Stock as recorded on the NASDAQ Global Select Market on May 3, 2017.  The restricted shares vested one year from the date of grant.

On May 4, 2016, 5,000 shares of Class A Stock were granted as restricted stock awards.  The fair market value per share was $27.70, the closing price of the Class A Stock as recorded on the NASDAQ Global Select Market on May 4, 2016.  The restricted shares vested one year from the date of grant.

As of December 31, 2018, there was $63,800 total unrecognized expense related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.33 years, the remaining vesting period for the restricted stock awards.

The total intrinsic value of awards released during 2018 was approximately $191,000.

NOTE 10

EMPLOYEE BENEFIT PLANS

401(k) Plan

Artesian Resources has a defined contribution 401(k) Salary Deduction Plan, or the 401(k) Plan, which covers substantially all employees.  Under the terms of the 401(k) Plan, Artesian Resources contributed 2% of eligible salaries and wages and matched employee contributions up to 6% of gross pay at a rate of 50%.  Artesian Resources may, at its option, make additional contributions of up to 3% of eligible salaries and wages. In 2017, an additional 1% of eligible salaries and wages was contributed under the 401(k) Plan. No such additional contributions were made in 2016 or 2018.  The 401(k) Plan also provides additional retirement benefits to full-time employees hired prior to April 26, 1994, allowing them to save for future retiree medical costs that will be paid by employees by providing additional cash resources to those employees upon a termination of employment or retirement to meet the cost of future medical expenses.  These eligible employees receive an additional contribution based upon their years of service ranging from 2% to 6% of eligible salaries and wages. The 401(k) Plan expenses, which include Company contributions and administrative fees, for the years 2018, 2017 and 2016, were approximately $1.1 million, $1.2 million, and $1.1 million, respectively.

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

FASB ASC Topic 715 stipulates that Artesian Water accrue the expected cost of providing postretirement health care and life insurance benefits as employees render the services necessary to earn the benefits. Artesian Water recognizes an offsetting regulatory asset with respect to its post retirement liability.  This asset is recorded based on the DEPSC order, which permits Artesian Water to continue recovery of postretirement health care and life insurance expense on a pay-as-you-go basis for the remaining eligible employees.  Further, expense recovery as a percentage of rates was expected to remain generally constant over the initial years, and then decline until the obligation is liquidated.  The amounts recognized in consolidated financial statements are determined based on an actuarial basis, which uses assumptions about inflation, mortality, medical trend rates and discount rates.  A change in these assumptions could cause actual results to differ from those reported. Amounts charged to expense were $38,000, $37,000, and $80,000 for 2018, 2017 and 2016, respectively.

The Company uses December 31 as the measurement date to determine the postretirement benefit obligation. There were two remaining eligible retirees as of December 31, 2018. The estimated post retirement liability recorded at December 31, 2018 and December 31, 2017 was $74,000 and $149,000 respectively. The Company anticipates contributing $23,000 towards postretirement benefits in 2019.  There was no other comprehensive income impact because a regulatory asset is recorded as provided by FASB ASC Topic 980.

NOTE 11

COMMITMENTS AND CONTINGENCIES

Leases

In October 1997, Artesian Water entered into a 33 year operating lease for a parcel of land with improvements located in South Bethany, a municipality in Sussex County, Delaware. The annual lease payments increase each year by the most recent increase in the Consumer Price Index for Urban Workers, CPI-U, as published by the U.S. Department of Labor, Bureau of Labor Statistics. At each eleventh year of the lease term, the annual lease payment shall be determined based on the fair market value of the parcel of land. Rental payments for 2018, 2017 and 2016 were $16,300, $16,300, and $16,100, respectively. The future minimum rental payment as disclosed in the following table is calculated using CPI-U as of August 31, 2018 as well as any adjustments for appraisals conducted to determine the fair market value of the parcel of land.

During 2003, Artesian Resources entered into a 40 year easement agreement to acquire an easement to access, operate, maintain, repair, improve, replace and connect Artesian’s water system to a well, including a parcel of land around the well. Easement payments for 2018, 2017 and 2016 were $38,000, $37,000 and $36,000, respectively.

Artesian Wastewater entered into a perpetual agreement for the use of approximately 460 acres of land in Sussex County, Delaware for wastewater disposal.  Beginning January 2007, Artesian Wastewater is required to pay a minimum of $40,000 per year for the use of this land.  Beginning January 2012, and on each anniversary thereof until January 2027, the fee shall be adjusted upwards by an adjustment factor of two percent. In November 2016, this agreement was amended to remove the 2% increase. Once disposal operations begin, the monthly fee will be based on the volume of wastewater disposed on the properties charged at rate per one thousand gallons of wastewater, providing for a minimum monthly payment.  Payments for 2018, 2017 and 2016 were $44,000 each year.  The agreement can be terminated by giving 180 day notice prior to the termination date.

Future minimum annual rental payments related to non-cancellable operating leases for the years subsequent to 2018 are as follows:

In thousands
2019	$78
2020	58
2021	59
2022	61
2023	62
2024 through 2043	1,290
$1,608

Interconnections

Artesian Water has one water service interconnection agreement with a neighboring utility, Chester Water Authority, which requires minimum annual purchases. Rates charged under this agreement are subject to change.   The minimum purchase requirement is 1,095 million gallons annually, calculated as 3 million gallons per day times the number of calendar days in a year. The agreement extends through the year 2021.

In January 2018, Artesian Water Maryland signed an interconnection agreement with the Town of North East that has a “take or pay” clause requiring us to purchase a minimum of 35,000 gallons per day that shall commence on the first day of the month following the date on which the interconnection is completed.  The interconnection was completed in the first quarter of 2019. The agreement extends through February 2024.

The minimum annual purchase commitments for all interconnection agreements for 2019 through 2024, calculated at the noticed rates, are as follows:

In thousands
2019	3,872
2020	3,892
2021	3,881
2022	57
2023	57
2024	9
Total	$11,768

Expenses for purchased water were $4.2 million, $4.4 million and $4.0 million for 2018, 2017 and 2016, respectively.

Other Commitments

In 2013, Artesian Water entered into a 3-year agreement with Worldwide Industries Corporation to clean and paint tanks in 2014, 2015 and 2016. Pursuant to the 3-year agreement, the expenditure committed in total for the years 2014 through 2016 was $804,000. In 2014, the 3-year agreement with Worldwide Industries Corporation was amended to include an additional 113,000 in expenditures related to cleaning and painting tanks. In March 2017, Artesian Water entered into a 3-year agreement with Worldwide Industries Corporation to clean and paint tanks in 2017, 2018 and 2019.  Pursuant to the 3-year agreement, the expenditure committed in total for the years 2017 through 2019 is $1.3 million. Tank painting expense for 2018, 2017 and 2016 was $658,000, $695,000, and $528,000, respectively.

Budgeted mandatory utility plant expenditures, due to planned governmental highway projects, which require the relocation of Artesian Water's water service mains, expected to be incurred in 2019 through 2021 are as follows:

In thousands
2019	$3,000
2020	2,270
2021	1,270
$6,540

The exact timing and extent of these relocation projects is controlled primarily by the Delaware Department of Transportation.

NOTE 12

GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water utility service to customers within their established service territory in all three counties of Delaware and in portions of Maryland and Pennsylvania, pursuant to rates filed with and approved by the DEPSC, the MDPSC and the PAPUC. As of December 31, 2018, Artesian Water was serving approximately 85,900 customers, Artesian Water Maryland was serving approximately 2,400 customers and Artesian Water Pennsylvania was serving approximately 40 customers.

Artesian Wastewater began providing wastewater services to a community in Sussex County, Delaware in July 2005. Artesian Wastewater provides wastewater utility service to customers within its established service territory in Sussex County, Delaware pursuant to rates filed with and approved by the DEPSC. As of December 31, 2018, Artesian Wastewater was serving approximately 2,100 customers, all of which are located in Sussex County, Delaware.

NOTE 13

REGULATORY PROCEEDINGS

Overview

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

We are subject to regulation by the following state regulatory commissions:
· The DEPSC, regulates both Artesian Water and Artesian Wastewater.
· The MDPSC, regulates both Artesian Water Maryland and Artesian Wastewater Maryland.
· The PAPUC, regulates Artesian Water Pennsylvania.

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

On January 16, 2018, the DEPSC approved the opening of Docket No. 17-1240 requiring Delaware utilities to determine the impact that the TCJA had on their customers and potential rate relief due to customers.  The reduction in corporate income tax expense resulting from the TCJA will be passed through to customers in the form of reduced tariff rates as approved by the DEPSC on January 31, 2019.  As of December 31, 2018, approximately $3.3 million is being held in reserve and is not reflected in income.  This amount is required to be refunded to customers in the second quarter of 2019.

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

The following table summarizes (1) Artesian Water’s applications with the DEPSC to collect DSIC rates and (2) the rates upon which eligible plant improvements  are based:

Application Date	11/24/2015	05/31/2016	11/29/2016	5/31/2018	11/28/2018
DEPSC Approval Date	12/15/2015	06/28/2016	12/20/2016	6/19/2018	12/20/2018
Effective Date	01/01/2016	07/01/2016	01/01/2017	7/1/2018	1/1/2019
Cumulative DSIC Rate	1.57%	2.30%	4.71%	3.63%	5.55%
Net Eligible Plant Improvements – Cumulative Dollars (in millions)	7.0	10.3	16.6	24.7	30.4
Eligible Plant Improvements – Installed Beginning Date	10/01/2014	10/01/2014	10/01/2014	10/1/2014	10/1/2014
Eligible Plant Improvements – Installed Ending Date	10/31/2015	04/30/2016	10/31/2016	4/30/2018	10/31/2018

The DSIC rate effective July 1, 2018 replaces the DSIC rate effective January 1, 2017.  This reduced rate reflects the TCJA impact to customers, partially offset by eligible plant improvements installed through April 30, 2018.  The DSIC rates effective July 1, 2018 and January 1, 2019 are still subject to audit at a later date by the DEPSC.  For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, we earned approximately $2.8 million, $3.2 million and $1.3 million in DSIC revenue, respectively.

NOTE 14

NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards. The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Year
	Ended December 31,
	2018	2017	2016
	(in thousands)

Weighted average common shares outstanding during the period for Basic computation	$9,239	$9,175	$9,098
Dilutive effect of employee stock options	54	67	63
Weighted average common shares outstanding during the period for Diluted computation	$9,293	$9,242	$9,161

For the year ended 2018, 3,480 shares of restricted stock awards were excluded from the calculations of diluted net income per share. For the year ended 2017, 3,460 shares of restricted stock awards were excluded from the calculations of diluted net income per share. Due to unrecognized compensation costs, the hypothetical repurchase of shares exceeded the number of restricted shares expected to vest during the period, creating an anti-dilutive effect. For the years ended 2018 and 2017, no stock options were excluded from the calculations of diluted net income per share.

The Company has 15,000,000 authorized shares of Class A Stock, and 1,040,000 authorized shares of Class B Stock. As of December 31, 2018, 8,369,028 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of December 31, 2017, 8,333,454 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of December 31, 2016, 8,246,033 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share.  For the years ended December 31, 2018, December 31, 2017, and December 31, 2016, the Company issued 35,574, 87,421, and 69,820 shares of Class A Stock, respectively.

Equity per common share was $16.53, $15.98, and $15.28 at December 31, 2018, December 31, 2017, and December 31, 2016, respectively. These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on December 31, 2018, December 31, 2017, and December 31, 2016, respectively.

NOTE 15

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table is derived from quarterly unaudited consolidated statements of operations for the years ended December 31, 2018 and 2017.  Quarterly basic and diluted per share amounts may not add to the full year total due to rounding.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
In thousands (except per share data)	2018	2017	2018	2017	2018	2017	2018	2017

Operating revenues	$18,906	$19,190	$20,238	$20,502	$21,924	$22,356	$19,343	$20,187
Operating income	$3,971	$3,991	$5,239	$4,990	$5,244	$5,454	$4,501	$5,165
Net income applicable to common stock	$3,478	$3,086	$3,926	$3,251	$3,929	$3,942	$2,945	$3,704

Income per common share
Basic	$0.38	$0.34	$0.43	$0.35	$0.42	$0.43	$0.32	$0.40
Diluted	$0.37	$0.34	$0.42	$0.35	$0.42	$0.42	$0.32	$0.40

NOTE 16

RELATED PARTY TRANSACTIONS

In October 2017, September 2017, and February 2017, Artesian Water entered into agreements in the normal course of business with W.F. Construction, Inc. for work associated with building modifications to water treatment plants. The amounts of these agreements were approximately  $60,000, $36,000, and $100,000, respectively. The owner of W.F. Construction, Inc. is the husband of Mrs. Jennifer Finch, Vice President and Assistant Treasurer of Artesian Resources. No amounts were paid to W.F. Construction, Inc. for the year ended December 31, 2018.  Approximately $183,000 was paid to W.F. Construction, Inc. during the year ended December 31, 2017.  As of December 31, 2018, the Company had no liability to W.F. Construction, Inc.

On September 23, 2018, the Board elected Mr. Michael Houghton to serve as a director for the remainder of the three year term class that expires at the Annual Meeting of the Class B Stock shareholders to be held in 2021 and until his respective successor shall be elected and qualified. Mr. Houghton is a Partner in the law firm of Morris Nichols Arsht & Tunnell, or MNAT, in Wilmington, Delaware.  In the normal course of business, the Company utilizes the services of MNAT for various regulatory, real estate and public policy matters. Approximately $524,000 and $312,000 was paid to MNAT during the years ended December 31, 2018 and December 31, 2017, respectively, for legal services.  As of December 31, 2018, the Company had a $35,000 accounts payable balance due to MNAT.

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

NOTE 17

BUSINESS COMBINATIONS

On March 29, 2018, Artesian Water purchased the utility assets of Slaughter Beach Water Company, which serves the community of Slaughter Beach located in Sussex County, Delaware along the Delaware Bay consisting of 265 customers.  The total purchase price was $450,000 in cash, which approximates the fair value of the net identifiable assets received.  The acquisition was accounted for as a business combination under ASC Topic 805, “Business Combinations”.  The purchase price was allocated to the acquired utility assets, including land, based on the utility assets’ estimated fair values as of the acquisition date.  This acquisition was approved by the DEPSC on March 27, 2018 subject to the DEPSC determining the appropriate ratemaking treatment of the acquisition price and the assets acquired in Artesian Water’s next base rate case.  The pro forma effect of the business acquired is not material to the Company’s financial position or results of operations.

NOTE 18

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

NOTE 19

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board, or FASB, issued guidance, which replaces most of the existing guidance with a single set of principles for recognizing revenue from contracts with customers.  The guidance was effective January 1, 2018 and did not have a material impact on the Company’s financial statements.  Disclosures related to Revenue Recognition are included in Note 2, Revenue Recognition.

In February 2016, the FASB issued new guidance on leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The new standard establishes a right-of-use, or ROU, model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The Company will adopt this new standard during the first quarter of 2019 using the modified retrospective method and will not apply the standard to the comparative periods presented in the year of adoption.  The Company elected the practical expedient not to evaluate land easements that existed prior to implementation and were not previously accounted for as leases.  The Company is finalizing its implementation of the accounting and is updating certain of its business processes and internal controls to meet the reporting and disclosure requirements of the new standard.  The Company expects the amount of ROU assets and related liabilities to be recognized on its consolidated balance sheets will be approximately $500,000, with adoption not expected to have a material effect on the Company's results of operations or cash flows.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Artesian Resources Corporation
Newark, Delaware

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2019 expressed an unqualified opinion thereon.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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
March 15, 2019

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

Artesian Resources Corporation’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013).”  Based on this assessment, Management determined that at December 31, 2018, the Corporation’s internal control over financial reporting was effective.

(c)  Attestation Report of the Registered Public Accounting Firm

The effectiveness of Artesian Resources Corporation’s internal control over financial reporting as of December 31, 2018 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(d)  Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting, occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Date: March 15, 2019

CHIEF EXECUTIVE OFFICER:	CHIEF FINANCIAL OFFICER:

/s/ DIAN C. TAYLOR	/s/ DAVID B. SPACHT
Dian C. Taylor	David B. Spacht

 ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Artesian Resources Corporation
Newark, Delaware

Opinion on Internal Control over Financial Reporting
We have audited Artesian Resources Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 15, 2019 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

Wilmington, Delaware
March 15, 2019

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Dian C. Taylor	73
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

Kenneth R. Biederman	75
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

John R. Eisenbrey, Jr.	63
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

Michael Houghton	62
Biography:  Director since 2018 - –Partner in the law firm of Morris Nichols Arsht & Tunnell (“MNAT”) in Wilmington, Delaware since 1991.  In 2017, Mr. Houghton was appointed by Delaware Governor John Carney to serve as Chair of the Delaware Economic and Financial Advisory Council (DEFAC).  DEFAC includes public and private sector representatives responsible for providing non-partisan and objective revenue and expenditure estimates to the Governor and General Assembly, as well as with providing advice on tax policy and projected economic trends that impact the State’s current and projected financial condition. He was admitted to practice law in Delaware in 1982, before the U.S. District Court for the District of Delaware in 1983 and before the U.S. Court of Appeals for the Third Circuit in 1985.  He served a clerkship with the Delaware Court of Chancery in 1982-1983.  He serves on the Governance and Nominating; and Strategic Planning, Budget and Finance Committees.

Qualifications:  Mr. Houghton has extensive experience representing governmental entities, banks, trust companies, insurance companies and public utilities in commercial transactions and before regulatory authorities.  He has served in numerous leadership roles with both Delaware and national business and professional organizations, including as President of the Uniform Law Commission and the Delaware State Bar Association, as well as serving as member of the Boards of the Delaware State Chamber of Commerce, the Delaware Public Policy Institute, the Pete du Pont Freedom Foundation and the Rockefeller Trust Company of Delaware.  The Board determined that Mr. Houghton’s 30 years of relationships and regulatory and public policy experience in Delaware make him well qualified to serve on the Board.

Nicholle R. Taylor	51
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

William C. Wyer	72
Biography:  Director since 1991 - Business Consultant with Wyer Group, Inc. since September 2005. Previously, Mr. Wyer served as Managing Director of Wilmington Renaissance Corporation (formerly Wilmington 2000) from January 1998 to August 2005. Wilmington Renaissance Corporation was a private organization seeking to revitalize the City of Wilmington, Delaware. Mr. Wyer served as a Director and member of the Audit Committee of GMAC Bank and its’ successor National Motors Bank, FBS from August 2001 through 2008, President of All Nation Life Insurance, Senior Vice President of Blue Cross/Blue Shield of Delaware from September 1995 to January 1998, Managing Director of Wilmington 2000 from May 1993 to September 1995 and President of Wyer Group, Inc. from 1991 to 1993 and Commerce Enterprise Group from 1989 to 1991, both of which are management-consulting firms specializing in operations reviews designed to increase productivity, cut overhead and increase competitiveness, and President of the Delaware State Chamber of Commerce from 1978 to 1989. He serves on the Executive; Audit; Strategic Planning, Budget and Finance; Governance and Nominating; and Compensation Committees.

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

Pierre A. Anderson	40
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

Joseph A. DiNunzio, CPA, CGMA	56
Executive Vice President and Corporate Secretary of Artesian Resources Corporation and its subsidiaries since May 2007. Mr. DiNunzio currently serves as President of Artesian Water Maryland, Inc. since May, 2017. Mr. DiNunzio has been employed by the Company since 1989 and has held various executive and management level positions within the Company. Prior to joining Artesian Resources, Mr. DiNunzio was employed by PriceWaterhouseCoopers LLP from 1984 to 1989.

Jennifer L. Finch, CPA	50
Vice President and Assistant Treasurer of Artesian Resources Corporation and its subsidiaries since February 2010. Prior to joining the Company, Ms. Finch held various accounting positions for Handler Corporation, a home builder and developer located in Wilmington, Delaware. Ms. Finch was employed by the Handler Corporation from 1994 through 2008.

Karl G. Randall	50
Assistant Secretary of Artesian Resources Corporation and its subsidiaries since May 2017 and General Counsel since August 2016.  Prior to joining Artesian Resources in 2016, Mr. Randall served as Special Counsel at the Wilmington, Delaware law firm Morris, Nichols, Arsht & Tunnell LLP.  He received his undergraduate degree from Rutgers University and his law degree from American University’s Washington College of Law.  He was admitted to the Delaware Bar in 2007.

David B. Spacht	59
Chief Financial Officer and Treasurer of Artesian Resources Corporation and its subsidiaries since January 1995. The Company has employed Mr. Spacht since 1980 and he has held various executive and management level positions within the Company.

John M. Thaeder	61
Senior Vice President of Operations since May 2007. He currently serves as an officer of Artesian Water Company, Inc., Artesian Wastewater Management, Inc., Artesian Water Maryland, Inc., Artesian Water Pennsylvania, Inc. and Artesian Utility Development, Inc. Prior to joining the Company, Mr. Thaeder was employed by Hydro Group, Inc. from 1996 to 1998 as Southeastern District Manager of Sales and Operations from Maryland to Florida. During 1995 and 1996, Mr. Thaeder was Hydro Group's Sales Manager of the Northeast Division with sales responsibilities from Maine to Florida.  From 1988 to 1995, he served as District Manager of the Layne Well and Pump Division of Hydro Group.

Corporate Governance

The executive officers are elected or approved by our Board, or the Board of our appropriate subsidiary, to serve until his or her successor is appointed or shall have been qualified or until earlier death, resignation or removal.

In accordance with the provisions of the Company's By-laws, the Board is divided into three classes. Members of each class serve for three years and one class is elected each year to serve a term until his or her successor shall have been elected and qualified or until earlier resignation or removal. Nicholle R. Taylor and William C. Wyer have been nominated for election to the Board of Directors at the shareholders Annual Meeting to be held May 9, 2019.

The Board, which met eight times in 2018, has established five standing committees: the Executive Committee, the Audit Committee, the Compensation Committee, the Strategic Planning, Budget and Finance Committee, and the Governance and Nominating Committee. Information with respect to these committees is set forth below. In addition, the charter for each of the five standing committees of the Board is available on our website, www.artesianwater.com.

Dian C. Taylor, the Company's Chief Executive Officer, also serves as Chair of the Board. The Board, after considering the size of the Company and the composition of the Board (six members, four of which are independent), has determined that the combined structure is appropriate. The Board has determined that having one person serving as Chair of the Board and Chief Executive Officer ensures a unified leadership of the Board and management and provides potential efficiency in the execution of the strategies and visions of the Board and management. The Board believes that Ms. Taylor's experience and operational knowledge of the business enables her to effectively perform both roles. Given the limited number of Board members and the practice of open communication with the entire Board, the Company does not have a lead independent director. The Board meets as often as needed and at least twice a year in executive session without any management or non-independent directors present. The Board believes this is an appropriate structure for the Company which provides the appropriate independent oversight. In addition, the Audit Committee and the Compensation Committee regularly consult with the Company's General Counsel to review the various types of risks that affect the Company and to consult on strategies to anticipate such risks. The Board believes this structure has been effective. The Board meets with management on a regular basis to review operational reports, financial updates, strategic development and other matters. Frequent meetings help to promote and ensure open communication with the management team. All Board members are engaged and remain actively involved in their oversight roles. The Board is responsible for oversight of the Company's risk management process. The senior management team is responsible for identifying risks, managing risks and reporting and communicating risks back to the Board.

Director Compensation

In May 2018, each independent director, other than Michael Houghton, received an annual retainer fee of $32,000 paid in advance.  Mr. Houghton joined the board in September 2018 and received $19,500, a pro-rata share of the annual retainer fee.  Dian C. Taylor and Nicholle R. Taylor received annual retainer fees of $31,000. The chair of the Audit Committee received an additional annual retainer of $9,000.  The chair of the Corporate Governance and Nominating Committee received an additional annual retainer of $9,000. The chair of the Compensation Committee received an additional annual retainer of $7,000. The members of the Strategic Planning, Budget and Finance Committee each received additional annual retainers of $3,000.  Mr. Houghton received $1,800, a pro-rata share of the retainer. The members of the Executive Committee each received additional annual retainers of $1,000. Each director received $2,000 for each Board meeting attended, $1,500 for each committee meeting attended on the day of a regular board meeting and $2,000 for each committee meeting attended on any other day.  Each director received $500 per diem for workshops.

In 2018, our directors, other than Dian C. Taylor and Nicholle R. Taylor, whose fees as director are included in the Summary Compensation Table, received the following compensation:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All other Compensation ($)(2)	Total ($)
Kenneth R. Biederman	79,500	38,510	---	118,010
John R. Eisenbrey, Jr.	78,500	38,510	---	117,010
Michael Houghton	27,846	N/A	---	27,846
William C. Wyer	77,500	38,510	20,329	136,339

(1)
On May 2, 2018, each director, other than Mr. Houghton, received a restricted stock award of 1,000 shares of Class A Stock. The fair market value per share was $38.51, the closing price of the Class A  Stock as recorded on the NASDAQ Global Select Market on May 2, 2018.  The restricted shares vest one year from the date of grant.  The aggregate number of stock options and restricted shares outstanding at December 31, 2018 for each director is:

	Option Shares Outstanding at December 31, 2018	Restricted Shares Outstanding at December 31, 2018
Kenneth R. Biederman	33,750	1,000
John R. Eisenbrey, Jr.	27,000	1,000
William C. Wyer	33,750	1,000

(2)	$17,308 was for medical insurance premiums for Mr. Wyer and his spouse, $3,000 was for a physical for Mr. Wyer and $21 was for life insurance premiums for Mr. Wyer.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2018, the members of our Compensation Committee were Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer. None of our executive officers serves as a director or as a member of the compensation committee, or any other committee serving an equivalent function, of any entity that has one or more of its executive officers serving as members of our Compensation Committee or as a director of our Board.  No member of our Compensation Committee has ever been our employee.

Independence

In 2018, the Board of Directors determined that Messrs. Biederman, Eisenbrey, Houghton and Wyer, a majority of the Board of Directors, met the independence requirements prescribed by the listing standards of the NASDAQ Global Select Market.

Audit Committee

The Audit Committee reviews the procedures and policies relating to the internal accounting procedures and controls of the Company, and provides general oversight with respect to the accounting principles employed in the Company's financial reporting. As part of its activities, the Audit Committee meets with representatives of the Company's management and independent accountants. The Audit Committee has considered the extent and scope of non-audit services provided to the Company by its outside accountants and has determined that such services are compatible with maintaining the independence of the outside accountants. The Audit Committee appoints and retains the Company's independent accountants. The Audit Committee consists of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer. The Board of Directors has also determined that each member of the Audit Committee meets the independence requirements prescribed by the listing standards of the NASDAQ Global Select Market and the rules and regulations of the Securities and Exchange Commission. The Board of Directors has further determined that Mr. Biederman, a member of the Audit Committee, is an "audit committee financial expert" as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the Securities and Exchange Commission. During 2018, the Audit Committee met four times.

Compensation Committee

The Compensation Committee reviews the compensation and benefits provided to key management employees, officers and directors and makes recommendations as appropriate to the Board. The Compensation Committee also determines whether and what amounts should be granted under the 2015 Equity Compensation Plan, or the Plan, and may make recommendations for amendments to the Plan. The Compensation Committee is comprised of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer, three independent directors. The Board of Directors has also determined that each member of the Compensation Committee meets the independence requirements prescribed by the listing standards of the NASDAQ Global Select Market and the rules and regulations of the Securities and Exchange Commission. During 2018, the Compensation Committee met four times.

Consideration of Director Candidates

The Governance and Nominating Committee is comprised of four independent directors, Kenneth R. Biederman, John R. Eisenbrey, Jr., Michael Houghton and William C. Wyer. As part of the formalized nominating procedures, the committee makes recommendations for Director nominations to the full Board. Director candidates nominated by stockholders are considered in the same manner, provided the nominations are submitted to the Secretary and copied to the Chairman of the committee on a timely basis and in accordance with the Company's By-laws. Nominations for the election of directors for the 2019 Annual Stockholders' Meeting were approved by the Governance and Nominating Committee on January 23, 2019.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, directors, officers and certain beneficial owners of the Company's equity securities are required to file reports of their transactions in the Company's equity securities with the Securities and Exchange Commission on specified due dates. With respect to the fiscal year 2018, reports of transactions by all directors, officers and such beneficial holders were timely filed. In making this statement, the Company has relied on the written representations of its directors, officers and holders of more than ten percent (10%) of either class of our outstanding common stock and copies of the reports that they filed with the Securities and Exchange Commission.

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

Objectives of the Company’s Compensation Program

The Compensation Committee believes that the compensation for the Company’s executives should serve to attract, motivate and retain seasoned and talented executives responsible for successfully guiding and implementing the Company's strategy.  Our strategy is to increase our customer base, revenues, earnings and dividends by expanding our services across the Delmarva Peninsula, thereby providing our shareholders with a long-term, satisfactory return on their investment.

To implement our strategy, it is critical that our executives remain focused on:

• ensuring superior customer service;
• continuously improving our efficiency and performance;
• managing risk appropriately;
• expanding our franchised service territory and customer base at a consistent and sustainable rate - including by acquisitions - where growth is strong and demand is increasing;
• identifying and developing dependable sources of supply;
• constructing and maintaining reliable treatment facilities and water delivery and wastewater collection systems;
• developing and continuing positive relationships with regulators, municipalities, developers and customers in both existing and prospective service areas; and
• developing a skilled and motivated work force that is adaptive to change.

To accomplish our strategy, our compensation program's objectives are to:

• provide compensation levels that are competitive with those provided by other companies with which we may compete for executive talent;
• motivate and reward contributions and performance aligned with the Company's objectives;
• attract and retain qualified, seasoned executives; and
• ensure the Company maintains a pay-for-performance executive compensation program.

The compensation program rewards overall qualitative contributions and performance of each individual towards the Company's strategy.  In reviewing the Company's overall compensation program in the context of the risks identified in the Company's risk management processes, the Compensation Committee does not believe that the risks the Company faces are correlated with the Company's compensation programs. Therefore, the Compensation Committee believes that there is an appropriate level of risk in the Company’s compensation program design and does not believe that its approach to the design and administration of its incentive programs needs to change in order to mitigate compensation risk.

Elements of the Company’s Compensation Program

The elements of the Company’s compensation program include:

• Base Salary
• Cash Bonus Award
• Equity Compensation as may be awarded under the 2015 Equity Compensation Plan
• Employee Benefits

The Company's executive compensation program does not provide for:

• Severance or post-termination agreements
• Post-retirement benefits
• Defined benefit pension benefits or any supplemental executive retirement plan benefits
• Non-qualified deferred compensation
• Change-in-Control agreements

Compensation Process

The Compensation Committee relies on various factors in determining executive compensation, including the overall financial performance of the Company, combined with an executive officer's individual performance, progress in meeting strategic corporate objectives, and changes in responsibilities, as well as the consideration of elements of compensation not provided for by the Company in comparison to its peers.  The Compensation Committee generally exercises broad discretion in setting the compensation of the Chief Executive Officer and other executives and primarily considers the performance of the management team as a group, the Chief Executive Officer's assessment of other executives' performance and compensation recommendations with respect to the other executive officers as part of its process.

The Compensation Committee engaged Pearl Meyer & Partners as a compensation consultant in 2013 to provide it with independent advice on executive compensation matters.  They did not develop a public company peer group as part of their compensation benchmarking exercise, as they found few similarly sized, publicly traded water utilities.  They used data available from the peer group of water utility companies identified in Part II, Item 5 of the Company's 2012 Form 10-K to review incentive plan market practices and to establish industry practices, but did not use the pay data from these organizations given that the size of many are substantially larger than the Company.  This peer group was used in 2013, and continues to be used, to compare the percentage change in cumulative shareholder returns.  The peer group includes: American States Water Company; American Water Works Company, Inc.; Aqua America, Inc.: California Water Service Group; Connecticut Water Service, Inc.; Middlesex Water Company; SJW Group and The York Water Company.  The Company continues to use these companies as peers for consideration of elements of compensation not provided for by the Company.

Base Salary

Base salaries for Company executives are set at levels considered appropriate to attract and retain seasoned and talented personnel.  In 2018, the Compensation Committee increased the base salary of each of the named executive officers by 3%.  The Compensation Committee determines actual base salaries for each executive other than the Chief Executive Officer based upon:

• recommendations provided by the Chief Executive Officer;
• internal equity with other executives and Company personnel;
• individual executive performance; and
• individual contributions to the Company's strategic objectives.

The Compensation Committee considers the same factors in determining the base salary of the Chief Executive Officer, without any recommendation by the Chief Executive Officer.  The Chief Executive Officer was not present during deliberations on her compensation.

Cash Bonus and Equity Compensation Awards

Annually, the Compensation Committee determines whether any Cash Bonus and/or Equity Compensation Award should be granted to any of the executives.  The Cash Bonus and Equity Compensation Awards are intended to reward executives for their contributions towards meeting the Company's strategic objectives.  Cash Bonus and Equity Compensation Awards are entirely discretionary and are based upon a qualitative assessment conducted by the Compensation Committee in the case of the Chief Executive Officer and by the Compensation Committee and the Chief Executive Officer in the case of other executives.  Recognizing both the executive team's and each individual named executive officer’s contributions toward meeting the Company's strategic objectives, cash bonuses were awarded to the Chief Executive Officer and named executive officers in 2018, 2017, and 2016.

Equity compensation may be awarded by the Board under the Company's 2015 Equity Compensation Plan, or the Plan, which provides for the grants of stock options, stock units, stock awards, dividend equivalents and other stock-based awards.  The Plan is meant to encourage recipients of such grants to contribute materially to the growth of the Company, for the benefit of the Company's shareholders, and to align the economic interests of the recipients with those of shareholders. In 2017, the Chief Executive Officer and the named executive officers each received 821 shares of Class A Common Stock in fully vested stock awards.

Other Compensation

Both Dian C. Taylor and Nicholle R. Taylor received compensation for their services as Directors, which compensation was equivalent to that provided to all other directors for Board and Committee meeting fees and less for retainers.  See "Director Compensation."

The Company’s named executive officers are eligible to participate in the same employee benefit plans and on the same basis as other Company employees, with the exception that executive officers are reimbursed for eligible medical expenses not otherwise covered by the Company's medical insurance plan under the Officer's Medical Reimbursement Plan.  Amounts reimbursed are included in the "All Other Compensation" column in the Summary Compensation Table that follows this discussion.

The Role of Management in the Executive Compensation Process

Our Director of Human Resources typically assists the Compensation Committee by preparing and providing information showing:

• current executive compensation levels;
• executive compensation recommendations made by the Chief Executive Officer;
• salary grade minimum, midpoint and maximums for each executive as provided by the Company's compensation consultant retained in 2013; and
• actual base salary, cash bonus and equity compensation for each of the prior three years for each executive.

Our Chief Executive Officer meets with the Compensation Committee and provides input regarding the contributions of each executive towards the Company's strategic objectives and each executive's overall performance that formed the basis for her recommendations to the Compensation Committee.  The final decisions regarding compensation for each executive are made by the Compensation Committee. Please refer to Compensation Committee Interlocks and Insider Participation section for more information.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on the review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K.

The Compensation Committee,

William C. Wyer, Chairman
Kenneth R. Biederman
John R. Eisenbrey, Jr.

CEO Pay Ratio

The 2018 compensation disclosure ratio of the median annual total compensation of all Company employees to the annual total compensation of the Company’s Chief Executive Officer is as follows:

2018 Total Compensation
Median employee total annual compensation	$99,753
Annual total compensation of Dian C. Taylor, CEO	$1,000,601
Ratio of CEO to median employee compensation	10:1

For simplicity, we identified the median employee by examining the base annual salary for all individuals, excluding our CEO, who were employed by us on October 6, 2017.  We are using the same median employee as for the prior year, as there were no significant changes to our employee population or employee compensation arrangements.  We included all employees, whether employed on a full-time, part-time, or seasonal basis.  We believe that the use of base annual salary compensation, excluding overtime, is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees and believe that it provides a reasonable estimate of the pay ratio calculated in a manner consistent with Item 402(u) of Regulation S-K.  After identifying the median employee by examining base annual salary excluding overtime, we calculated annual total compensation, including overtime, for such employee using the same methodology we use for our named executive officers set forth in the 2018 Summary Compensation Table.

The following table sets forth a summary of the compensation earned by our named executive officers, the Chief Executive Officer, Chief Financial Officer and the next three highest paid executive officers for the fiscal year 2018.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2),(3),(4)	Total ($)

Dian C. Taylor, Chair, Chief Executive	2018	542,525	250,000	38,510	169,566	1,000,601
Officer & President	2017	502,429	281,253	69,347	163,126	1,016,155
	2016	479,394	152,500	27,700	142,229	801,823

David B. Spacht, Chief Financial	2018	342,637	125,000	N/A	36,842	504,479
Officer & Treasurer	2017	314,610	131,253	31,247	26,888	503,998
	2016	292,675	70,850	N/A	24,774	388,299

Joseph A. DiNunzio, Executive Vice	2018	394,552	100,000	N/A	33,086	527,638
President & Secretary	2017	360,972	181,253	31,247	34,749	608,221
	2016	322,958	70,000	N/A	29,922	422,880

Nicholle R. Taylor, Senior Vice	2018	277,218	100,000	38,510	83,791	499,519
President	2017	262,198	131,253	69,347	85,575	548,373
	2016	252,299	72,500	27,700	80,859	433,358

John M. Thaeder, Senior Vice	2018	303,234	102,000	N/A	22,176	427,410
President of Operations	2017	294,410	131,253	31,247	21,283	478,193
	2016	286,163	70,000	N/A	18,495	374,658

(1)
On May 2, 2018, Dian Taylor and Nicholle Taylor each received a restricted stock award of 1,000 shares of Class A Stock in their capacities as directors of the Company.  The award was valued at the fair market value on the date of the award (last reported sale price on the date of award) or $38.51 per share. The restricted shares vest one year from the date of grant. On May 3, 2017, Dian Taylor and Nicholle Taylor each received a restricted stock award of 1,000 shares of Class A Stock.  The award was valued at the fair market value on the date of the award or $38.10 per share. The restricted shares vested one year from the date of grant. On May 4, 2016, Dian Taylor and Nicholle Taylor each received a restricted stock award of 1,000 shares of Class A  Stock.  The award was valued at the fair market value on the date of the award or $27.70 per share. The restricted shares vested one year from the date of grant.  On June 28, 2017 each officer received a fully vested Stock Award of 821 shares of Class A Stock. The award was valued at the fair market value on the date of the award or $38.06 per share.

(2)
Under the Company’s defined contribution 401(k) Plan, the Company contributes two percent of an eligible employee's gross earnings. The Company also matches 50 percent of the first six percent of the employee's gross earnings that the employee contributes to the 401(k) Plan. In addition, all employees hired before April 26, 1994 and under the age of 60 at that date are eligible for additional contributions to the 401(k) Plan. Employees over the age of 60 at that date receive Company paid medical, dental and life insurance benefits upon retirement. The Company will not provide the additional 401(k) or medical, dental and life insurance benefits to any other current or future employees. In 2018, Company contributions to the 401(k) Plan under terms available to all other employees based upon their years of service and plan eligibility were made in the amounts of:

Dian C. Taylor	$30,250
David B. Spacht	$30,250
Joseph A. DiNunzio	$30,250
Nicholle R. Taylor	$30,250
John M. Thaeder	$13,750

(3)
Executive officers are reimbursed for eligible medical expenses not otherwise covered by the Company's medical insurance plan under the Officer's Medical Reimbursement Plan. Amounts reimbursed are included in the "All Other Compensation" column in the table above. Dian C. Taylor received reimbursements of $55,670 in 2018.

(4)
Also included in the "All Other Compensation" column in the table above are amounts received by Dian C. Taylor as compensation for attendance at meetings of the Board and its committees in 2018 totaling $53,500, $13,210 for security provided at her personal residence, $13,568 for country club dues and personal use of a company-owned vehicle. Also included in the "All Other Compensation" column in the table above are amounts received by Nicholle R. Taylor as compensation for attendance at meetings of the Board and its committees in 2018 totaling $52,500.

Grants of Plan-Based Awards Table

Name	Grant Date	Vest Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock & Option Awards ($)

Dian C. Taylor	5/02/2018	5/02/2019	1,000	-	-	38,510
Nicholle R. Taylor	5/02/2018	5/02/2019	1,000	-	-	38,510

On May 2, 2018, Dian Taylor and Nicholle Taylor each received a restricted stock award of 1,000 shares of Class A Stock, as noted in the table above. The awards were valued at the fair market value on the date of the award (last reported sale price on the date of award) or $38.50 per share. The restricted stock awards vest one year from the date of grant.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date

Dian C. Taylor	6,750	0	18.61	5/18/2020
	6,750	0	19.06	5/17/2021
	6,750	0	19.01	5/09/2022
	6,750	0	22.66	5/08/2023
	6,750	0	21.86	5/07/2024

Nicholle R. Taylor	6,750	0	15.26	5/19/2019
	6,750	0	18.61	5/18/2020
	6,750	0	19.06	5/17/2021
	6,750	0	19.01	5/09/2022
	6,750	0	22.66	5/08/2023
	6,750	0	21.86	5/07/2024

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Dian C. Taylor	-	-	1,000	38,380
Nicholle R. Taylor	1,302	26,704	1,000	38,380

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the equity securities of the Company, as of March 11, 2019 for each director, each named executive officer, each beneficial owner of more than five percent (5%) of the outstanding shares of any class of the Company's voting securities and all directors and executive officers as a group, based in each case on information furnished to the Company. Addresses are provided for each beneficial owner of more than five percent (5%) of the Company’s voting securities.

	Class A Non-Voting Common Stock(1)		Class B Common Stock(1)
	Shares	Percent(2)	Shares	Percent(2)

Dian C. Taylor (3) 664 Churchmans Road Newark, Delaware 19702	167,250	2.0	159,509	18.1

Kenneth R. Biederman (3)	54,625	*	---	---

John R. Eisenbrey, Jr. (3)(4)(5) 15 Albe Drive Newark, Delaware 19702	76,751	*	45,707	5.2

Nicholle R. Taylor (3)(6) 20 Brendle Lane Wilmington, Delaware 19807	51,024	*	279,963	31.8

Michael Houghton	---	---	---	---

William C. Wyer (3)	51,250	*	---	---

Joseph A. DiNunzio	18,764	*	203	*

David B. Spacht	3,714	*	189	*

John M. Thaeder	31,654	*	1,350	*

Louisa Taylor Welcher 219 Laurel Avenue Newark, DE 19711	79,047	*	135,862	15.4

Directors and Executive Officers as a Group (12 Individuals)(3)	462,090	5.4	486,921	55.2

* less than 1%

((1)
The nature of ownership consists of sole voting and investment power unless otherwise indicated.  The amount also includes all shares issuable to such person or group upon the exercise of options or vesting of restricted shares held by such person or group to the extent such options are exercisable or restricted shares vest within 60 days after March 11, 2019.

(2)
The percentage of the total number of shares of the class outstanding is shown where that percentage is one percent or greater.  Percentages for each person are based on the aggregate number of shares of the applicable class outstanding as of March 11, 2019, and all shares issuable to such person upon the exercise of options or vesting of restricted shares held by such person to the extent such options are exercisable or restricted shares vest within 60 days of that date.

(3)
Includes vesting of restricted shares and options to purchase shares of the Company’s Class A Stock, as follows: Ms. D. Taylor (34,750 shares); Mr. Biederman (34,750 shares); Mr. Eisenbrey, Jr. (28,000 shares); Ms. N. Taylor (41,500 shares); Mr. Wyer (34,750 shares).

(4)	89,123 shares were pledged by Mr. Eisenbrey, Jr. as collateral for a loan.

(5)
Includes 780 shares of the Class B Stock owned by a trust, of which Mr. Eisenbrey, Jr. is a trustee and has a beneficial ownership interest, and 1,555 shares of the Class B Stock held in custodial accounts for Mr. Eisenbrey, Jr.’s daughters.

(6)	Includes 651 shares of the Class A Stock and 45 shares of the Class B stock held in custodial accounts for Ms. N. Taylor’s daughter and 255 shares of Class A stock held by her spouse.

Securities Authorized for Issuance under Equity Compensation Plans

Information relating to securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information” in Item 5 of this Form 10-K.

Equity Compensation Plan Information

The following table provides information on the shares of our Class A Stock that may be issued upon exercise of outstanding stock options and vesting of awards as of December 31, 2018 under the Company’s stockholder approved stock plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon award vesting of exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	173,750	$19.53	304,932

Total	173,750	$19.53	304,932

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have four directors who are considered independent under the NASDAQ listing standards:  Kenneth R. Biederman, John R. Eisenbrey, Jr., Michael Houghton and William C. Wyer.

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

In its review and approval or ratification of related person transactions (including its determination as to whether the related person has a material interest in a transaction), the Audit Committee will consider, among other factors:

-	the nature of the related person’s interest in the transaction;
-	the material terms of the transaction, including, without limitation, the amount and type of transaction;
-	the importance of the transaction to the related person;
-	the importance of the transaction to the Company;
-	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company; and
-	any other matters the Audit Committee deems important or appropriate.

The Audit Committee intends to approve only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders.

Related Party Transactions

In October 2017, September 2017, and February 2017, Artesian Water entered into agreements in the normal course of business with W.F. Construction, Inc. for work associated with building modifications to water treatment plants.  The amounts of these agreements were approximately $60,000, $36,000 and $100,000, respectively. The owner of W.F. Construction, Inc. is the husband of Mrs. Jennifer Finch, Vice President and Assistant Treasurer of Artesian Resources.  No amounts were paid to W.F. Construction, Inc. for the year ended December 31, 2018.  Approximately $183,000 was paid to W.F. Construction, Inc. during the year ended December 31, 2017.  As of December 31, 2018, the Company had no liability to W.F. Construction, Inc.

On September 23, 2018, the Board elected Mr. Michael Houghton to serve as a director for the remainder of the three year term class that expires at the Annual Meeting of the Class B Stock shareholders to be held in 2021 and until his respective successor shall be elected and qualified. Mr. Houghton is a Partner in the law firm of Morris Nichols Arsht & Tunnell, or MNAT, in Wilmington, Delaware. In the normal course of business, the Company utilizes the services of MNAT for various regulatory, real estate and public policy matters. Approximately $524,000 and $312,000 was paid to MNAT during the years ended December 31, 2018 and December 31, 2017, respectively, for legal services. As of December 31, 2018, the Company had a $35,000 accounts payable balance due to MNAT.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed to the Company for the fiscal year 2018 and 2017 by the independent registered public accounting firm, BDO USA, LLP. Certain amounts for current year fees are estimated and adjusted to reflect actuals once received, prior year fees have been updated to reflect actuals.

(In thousands)	2018	2017
Audit Fees	$427	$403
Audit-Related Fees	15	14
Tax Fees	---	---
All Other Fees	--	---

Total Fees	$442	$417

Audit Fees: consist primarily of fees for the audits of our financial statements included in our Annual Report on Form 10-K; the reviews of the financial statements included in our Quarterly Reports on Form 10-Q; and the audits of internal control over financial reporting, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and fees billed for assurance, services related to registration statements and other documents issued in connection with securities and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements.

Audit-Related Fees: consist of fees for services related to the audit of the Company’s 401(k) Plan.

Tax Fees: consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, return preparation and tax audits.  The independent registered public accounting firm did not provide any tax services to the Company in 2018 and 2017.

All Other Fees: consist of fees for services other than described above. The independent registered public accounting firm did not provide any other services to the Company in 2018 and 2017.

Pursuant to our policy, the Audit Committee pre-approves audit and tax services for the year as well as non-audit services to be provided by the independent registered public accounting firm. Any changes in the amounts quoted are also subject to pre-approval by the committee. Any audit related fees and tax fees paid are pre-approved by the committee.

The Audit Committee of the Company’s Board of Directors has considered whether BDO’s provision of the services described above for the fiscal year ended December 31, 2018, is compatible with maintaining its independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	The following documents are filed as part of this report:	Page(s)*
(1)	Financial Statements:
Reports of Independent Registered Public Accountants
Consolidated Balance Sheets at December 31, 2018 and 2017
Consolidated Statements of Operations for the three years ended December 31, 2018
Consolidated Statements of Cash Flows for the three years ended December 31, 2018
Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2018
Notes to Consolidated Financial Statements

(2)	Exhibits: see the exhibit list below

* Page number shown refers to page number in this Report on Form 10-K

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2018

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

4.3
First Amendment to Indenture of Mortgage and to the Sixteenth, Eighteenth and Twentieth Supplemental Indentures dated as of January 18, 2017, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.* Incorporated by reference to Exhibit 4.3 filed with the Company’s Form 10-K for the year ended December 31, 2017.

4.4
Twenty-First Supplemental Indenture dated as of November 20, 2009, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.* Incorporated by reference to Exhibit 4.4 filed with the Company’s Form 10-K for the year ended December 31, 2017.

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

4.10
Indenture of Mortgage dated July 1, 1961, between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee.* Incorporated by reference to Exhibit 4.10 filed with the Company’s Annual
Report on Form 10-K for the year ended December 31, 2017.

4.11
Guarantee of Payment, dated as of August 8, 2018, by and between Artesian Resources Corporation and CoBank, ACB. Incorporated by reference to Exhibit 4.3 filed with the Company’s Form 10-Q filed on August 9, 2018.

4.12
Master Loan Agreement, dated as of August 8, 2018, by and between Artesian Wastewater Management, Inc. and CoBank, ACB. Incorporated by reference to Exhibit 4.2 filed with the Company’s Form 10-Q filed on August 9, 2018.

4.13
Interest Rate Lock Agreement, dated as of May 7, 2018, by and between Artesian Wastewater Management, Inc. and CoBank, ACB. Incorporated by reference to Exhibit 4.1 filed with the Company’s Form 8-K filed on May 10, 2018.

4.14
Bond Purchase Agreement, dated January 31, 2018 by and between Artesian Water Company, Inc., subsidiary of the Company, and CoBank, ACB.  Incorporated by reference to Exhibit 4.2 filed with the Company’s Form 8-K filed on February 2, 2018.

4.15
Bond Purchase Agreement, dated January 18, 2017 by and between Artesian Water Company, Inc., subsidiary of the Company, and CoBank, ACB.  Incorporated by reference to Exhibit 4.2 filed with the Company’s Form 8-K filed on January 20, 2017.

4.16
First Amendment to Bond Purchase Agreement, dated as of January 18, 2017 by and between Artesian Water Company, Inc., subsidiary of the Company, and CoBank, ACB.* Incorporated by reference to Exhibit 4.13 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

4.17
Bond Purchase Agreement, dated December 1, 2008 by and between Artesian Water Company, Inc., subsidiary of the Company, and CoBank, ACB.  Incorporated by reference to Exhibit 4.2 filed with the Company’s Form 8-K filed on December 4, 2008.

4.18
Letter Agreement, dated as of September 15, 2015, by and between Artesian Water Company, Inc. and CoBank ACB. Incorporated by reference to Exhibit 4.1 filed with the Company’s Form 8-K filed on September 18, 2015.

4.19	Artesian Resources Corporation 2015 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8 filed December 16, 2015.

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

10.5
Amended and Restated Revolving Credit Agreement between Artesian Water Company, Inc. and CoBank, ACB dated September 28, 2017.* Incorporated by reference to Exhibit 10.5 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

10.13
Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2003.***

10.14	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.***

10.15	Officer's Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.***

21	Subsidiaries of the Company as of December 31, 2018. *

23.1	Consent of BDO USA, LLP *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101
The following financial statements from Artesian Resources Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity and (v) the Notes to the Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.
***	Compensation plan or arrangement required to be filed or incorporated as an exhibit.

SIGNATURES
ARTESIAN RESOURCES CORPORATION

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 15, 2019	By: /s/ DAVID B. SPACHT
David B. Spacht
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:
/s/ DIAN C. TAYLOR
Dian C. Taylor	President and Chief Executive Officer	March 15, 2019

Principal Financial and Accounting Officer:
/s/ DAVID B. SPACHT
David B. Spacht	Chief Financial Officer and Treasurer	March 15, 2019

Directors:
/s/ DIAN C. TAYLOR
Dian C. Taylor	Director	March 15, 2019

/s/ KENNETH R. BIEDERMAN
Kenneth R. Biederman	Director	March 15, 2019

/s/ WILLIAM C. WYER
William C. Wyer	Director	March 15, 2019

/s/ JOHN R. EISENBREY, JR.
John R. Eisenbrey, Jr.	Director	March 15, 2019

/s/ MICHAEL HOUGHTON
Michael Houghton	Director	March 15, 2019

/s/ NICHOLLE R. TAYLOR
Nicholle R. Taylor	Director	March 15, 2019