Form 10-Q
period 2019-03-31
ARTESIAN RESOURCES CORP
filed 2019-05-10
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12(b)-2 of the Exchange Act.:

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

☐	Yes	☑	No

As of May 6, 2019, 8,393,088 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbols (s)	Name of each exchange on which registered
Common Stock	ARTNA	NASDAQ

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	March 31, 2019	December 31, 2018
Utility plant, at original cost (less accumulated depreciation 2019- $128,920; 2018 - $126,114)	$504,801	$498,678
Current assets
Cash and cash equivalents	265	293
Accounts receivable (less allowance for doubtful accounts 2019 - $222; 2018 - $232)	6,975	8,159
Income tax receivable	9	772
Unbilled operating revenues	1,510	1,441
Materials and supplies	1,564	1,459
Prepaid property taxes	929	1,870
Prepaid expenses and other	1,982	2,124
Total current assets	13,234	16,118
Other assets
Non-utility property (less accumulated depreciation 2019 - $752; 2018 - $734)	3,831	3,849
Other deferred assets	4,283	3,931
Operating lease right of use assets	499	–
Total other assets	8,613	7,780
Regulatory assets, net	7,142	7,254
Total Assets	$533,790	$529,830

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$9,268	$9,250
Preferred stock	–	–
Additional paid-in capital	101,063	100,639
Retained earnings	44,711	43,362
Total stockholders' equity	155,042	153,251
Long-term debt, net of current portion	115,352	115,862
	270,394	269,113
Current liabilities
Lines of credit	18,611	15,942
Current portion of long-term debt	1,827	1,725
Accounts payable	4,863	8,187
Accrued expenses	4,427	3,902
Overdraft payable	369	117
Accrued interest	1,349	784
Income tax payable	1,292	–
Customer deposits	1,057	1,044
Revenue reserve for refund	3,772	3,298
Other	2,924	2,732
Total current liabilities	40,491	37,731

Commitments and contingencies	–	–

Deferred credits and other liabilities
Net advances for construction	6,330	6,596
Operating lease liabilities	468	-
Regulatory liabilities	22,719	22,813
Deferred investment tax credits	504	508
Deferred income taxes	54,290	55,054
Total deferred credits and other liabilities	84,311	84,971

Net contributions in aid of construction	138,594	138,015
	$533,790	$529,830
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months Ended March 31,

	2019	2018
Operating revenues
Water sales	$16,934	$16,645
Other utility operating revenue	1,120	999
Non-utility operating revenue	1,332	1,262
Total Operating Revenues	19,386	18,906

Operating expenses
Utility operating expenses	9,121	9,083
Non-utility operating expenses	767	663
Depreciation and amortization	2,715	2,568
State and federal income taxes	1,180	1,339
Property and other taxes	1,319	1,282
Total Operating Expenses	15,102	14,935

Operating income	4,284	3,971

Other income, net
Allowance for funds used during construction (AFUDC)	226	88
Miscellaneous income	800	918

Income before interest charges	5,310	4,977

Interest charges	1,720	1,499

Net income applicable to common stock	$3,590	$3,478

Income per common share:
Basic	$0.39	$0.38
Diluted	$0.39	$0.37

Weighted average common shares outstanding:
Basic	9,258	9,223
Diluted	9,314	9,281

Cash dividends per share of common stock	$0.2423	$0.2352

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,590	$3,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,715	2,568
Deferred income taxes, net	(768)	(592)
Stock compensation	47	47
AFUDC, equity portion	(145)	(56)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	1,184	824
Income tax receivable	763	1,702
Unbilled operating revenues	(69)	131
Materials and supplies	(105)	102
Prepaid property taxes	941	903
Prepaid expenses and other	142	291
Other deferred assets	(361)	(255)
Regulatory assets	95	91
Regulatory liabilities	(94)	–
Income tax payable	1,292	–
Accounts payable	(3,324)	(4,177)
Accrued expenses	525	94
Accrued interest	565	(673)
Revenue reserved for refund	474	748
Customer deposits and other, net	174	641
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,641	5,867

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(9,098)	(9,879)
Proceeds from sale of assets	14	10
NET CASH USED IN INVESTING ACTIVITIES	(9,084)	(9,869)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under lines of credit agreements	2,669	4,837
Increase in overdraft payable	252	356
Net advances and contributions in aid of construction	748	398
Net proceeds from issuance of common stock	395	393
Dividends paid	(2,241)	(2,168)
Debt issuance costs	0	(75)
Principal repayments of long-term debt	(408)	(398)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,415	3,343

NET DECREASE IN CASH AND CASH EQUIVALENTS	(28)	(659)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	293	952

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$265	$293

Non cash Investing Activity:
Utility plant received as construction advances and contributions	$152	$48

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,155	$2,172
Income taxes paid	$0	$0

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Unaudited
(In thousands)

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2017	8,333	882	8,333	882	99,526	37,903	146,644
Net income	–	–	–	–	–	3,478	3,478
Cash dividends declared
Common stock	–	–	–	–	–	(2,168)	(2,168)
Issuance of common stock
Dividend reinvestment plan	3	–	3	–	88	–	91
Employee stock options and awards(4)	-	–	-	–	47	–	47
Employee Retirement Plan(3)	12	–	12	–	290	–	302
Balance as of March 31, 2018	8,348	882	8,348	882	99,951	39,213	148,394

Balance as of December 31, 2018	$8,368	$882	$8,368	$882	$100,639	$43,362	$153,251
Net income	–	–	–	–	–	3,590	3,590
Cash dividends declared
Common stock	–	–	–	–	–	(2,241)	(2,241)
Issuance of common stock
Dividend reinvestment plan	2	–	2	–	85	–	87
Employee stock options and awards(4)	14	–	14	–	263	–	277
Employee Retirement Plan(3)	2	–	2	–	76	–	78
Balance as of March 31, 2019	$8,386	$882	$8,386	$882	$101,063	$44,711	$155,042

(1)
At March 31, 2019, and March 31, 2018, Class A Common Stock had 15,000,000 shares authorized.  For the same periods, shares issued, inclusive of treasury shares, were 8,415,799 and 8,377,220, respectively.

(2)	At March 31, 2019, and December 31, 2018, Class B Common Stock had 1,040,000 shares authorized and 881,452 shares issued.
(3)	Artesian Resources Corporation registered 500,000 shares of Class A Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
(4)
Under the Equity Compensation Plan, effective December 9, 2015, Artesian Resources Corporation authorized up to 331,500 shares of Class A Common Stock for issuance of grants in forms of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the Plan. Includes stock compensation expense for March 31, 2019 and March 31, 2018, see Note 5-Stock Compensation Plans.

See notes to the condensed consolidated financial statements

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

MARYLAND REGULATED SUBSIDIARIES

Artesian Water Maryland, Inc., or Artesian Water Maryland, began operations in August 2007. Artesian Water Maryland distributes and sells water to residential, commercial, industrial and municipal customers in Cecil County, Maryland.  Artesian Water Maryland owns and operates 8 public water systems including one in Port Deposit that has the ability to supply up to 1 million gallons per day, or mgd, of water through an intake in the Susquehanna River. Artesian Wastewater Maryland, Inc., or Artesian Wastewater Maryland, was incorporated on June 3, 2008 and is able to provide regulated wastewater services to customers in the State of Maryland.  It is currently not providing these services in Maryland.

PENNSYLVANIA REGULATED SUBSIDIARY

Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, began operations in 2002.  It provides water service to a residential community in Chester County, Pennsylvania.

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

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for Form 10-Q.  Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  Accordingly, these condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes in the Company's annual report on Form 10-K for fiscal year 2018 as filed with the SEC on March 15, 2019.

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company's balance sheet position as of March 31, 2019, the results of its operations and its cash flows for the three month periods ended March 31, 2019 and March 31, 2018 and the changes in stockholders’ equity for the three month periods ended March 31, 2019 and March 31, 2018.  The December 31, 2018 Condensed Consolidated Balance Sheet was derived from the Company’s December 31, 2018 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.

The results of operations for the interim periods presented are not necessarily indicative of the results for the full year or for future periods.

In the first quarter of 2019, the Company adopted the new standard on leases that was issued by the Financial Accounting Standards Board, or FASB.  The FASB issued new guidance on leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The new standard establishes a right-of-use, or ROU, model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

The Company adopted this new standard using the modified retrospective method and did not apply the standard to the comparative periods presented in this Form 10-Q.  The Company elected the practical expedient not to evaluate land easements that existed prior to implementation and were not previously accounted for as leases.  The Company also elected not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less.

The Company has agreements for land easements and office equipment under operating leases.  The Company evaluated each lease agreement to determine whether the lease was to be accounted for as an operating or financing lease.  It was determined that all leases subject to this new standard are operating leases and are recognized on a straight line basis.  The amount of ROU assets and related liabilities recognized on the Condensed Consolidated Balance Sheet as of March 31, 2019 are approximately $499,000 and reported as “Operating Lease Right of Use Assets” and “Operating Lease Liabilities.”  The adoption of this new standard impacted our consolidated balance sheets, but did not have a material effect on our consolidated results of operations or cash flows.

Management makes certain estimates and assumptions regarding each lease agreement, renewal and amendment, including, but not limited to, discount rates and probable term, which can impact the escalations in payment that are taken into consideration when calculating the straight line basis. The amount of rent expense and income reported could vary if different estimates and assumptions are used.  Management also makes certain estimates and assumptions regarding the fair value of the leased property at lease commencement and the separation of lease and nonlease components.

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

Artesian’s operating revenues are primarily attributable to contract services based upon tariff rates approved by the Delaware Public Service Commission, or DEPSC, the Maryland Public Service Commission, or MDPSC and the Pennsylvania Public Utility Commission, or PAPUC.  Tariff contract service revenues consist of water consumption, fixed fees for water and wastewater services including customer and fire protection fees, service charges and Distribution System Improvement Charges, or DSIC, billed to customers at rates outlined in our tariffs that represent stand-alone selling prices.  Our non-tariff contract revenues consist of SLP Plan fees, water and wastewater contract operations, and wastewater inspection fees.  Other operating revenue primarily consists of developer guarantee contributions for wastewater and rental income for antenna contracts.

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

Artesian generates revenue from DSIC, which are surcharges applied to water customer tariff rates in Delaware related to specific types of water distribution system improvements.  This rate is calculated on a semi-annual basis based on an approved projected revenue requirement over the following six-month period.  This rate is adjusted up or down at the next DSIC filing to account for any differences between actual earned revenue and the projected revenue requirement.  Since DSIC revenue is a surcharge applied to tariff rates, we recognize DSIC revenue based on the same guidelines as noted above depending on whether the surcharge was applied to consumption revenue or fixed fee revenue.

The DEPSC required Delaware utilities to determine the impact that the Tax Cuts and Jobs Act of 2017, or TCJA, had on its customers and potential rate relief due to customers.  The reduction in corporate income tax expense resulting from the TCJA will be passed through to customers in the form of reduced tariff rates as approved by the DEPSC on January 31, 2019.  As of March 31, 2019, approximately $3.8 million is being held in reserve (refund liability) and is not reflected in income.  This amount is required to be refunded to customers during the second quarter of 2019.

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

Sales Tax

The majority of Artesian’s revenues are earned within the State of Delaware, where there is no sales tax.  Revenues earned in the State of Maryland and the Commonwealth of Pennsylvania are related primarily to the sale of water by a public water utility and are exempt from sales tax.  Therefore, no sales tax is collected on revenues.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by service type; all revenues are generated within a similar geographical location:

(in thousands)	Three months ended March 31, 2019	Three months ended March 31, 2018
Tariff Revenue
Consumption charges	$10,393	$10,796
Fixed fees	6,648	6,329
Service charges	177	157
DSIC	888	748
Revenue reserved for refund – TCJA impact	(422)	-748
Total Tariff Revenue	$17,684	$17,282

Non-Tariff Revenue
Service line protection plans	$1,050	$982
Contract operations	328	359
Inspection fees	23	9
Total Non-Tariff Revenue	$1,401	$1,350

Other Operating Revenue not in scope of ASC 606	$301	$274

Total Operating Revenue	$19,386	$18,906

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	March 31, 2019	December 31, 2018
Accounts Receivable
Accounts Receivable-Tariff	$4,623	$5,751
Accounts Receivable-Non-Tariff	285	320
Total Accounts Receivable	$4,908	$6,071

Contract Assets – Tariff	$2,272	$2,367

Deferred Revenue
Deferred Revenue – Tariff	$854	$1,025
Deferred Revenue – Non-Tariff	208	227
Total Deferred Revenue	$1,062	$1,252

Refund Liability - Tariff	$3,772	$3,298

For the three months ended March 31, 2019, the Company recognized revenue of $1.0 million from amounts that were included in Deferred Revenue – Tariff at the beginning of the year and revenue of $189,000 from amounts that were included in Deferred Revenue – Non- Tariff at the beginning of the year.

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

Remaining Performance Obligations

As of March 31, 2019 and December 31, 2018, Deferred Revenue – Tariff is recorded net of contract assets within Unbilled operating revenues and represents our remaining performance obligations for our fixed fee water and wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of March 31, 2019 and December 31, 2018, Deferred Revenue – Non-Tariff is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services and wastewater inspections, which are expected to be satisfied and associated revenue recognized within the next three months and one year for the SLP Plan revenue and inspection fee revenue, respectively.

NOTE 4 – LEASES

The Company leases land and office equipment under operating leases from non-related parties.  Our leases have remaining lease terms of 3 years to 78 years, some of which include options to automatically extend the leases for up to 66 years.  Payments made under operating leases are recognized in the condensed consolidated statement of operations on a straight-line basis over the period of the lease.  The annual lease payments for the land operating leases increase each year either by the most recent increase in the Consumer Price Index or by 3%, as applicable based on the lease agreements.  Periodically, the annual lease payment for one operating land lease is determined based on the fair market value of the applicable parcel of land.  None of the operating leases contain contingent rent provisions.  The commencement date of all the operating leases is the earlier of the date we become legally obligated to make rent payments or the date we may exercise control over the use of the land or equipment.  The Company currently does not have any financing leases and does not have any lessor leases that require disclosure.

Management made certain assumptions related to the separation of lease and nonlease components and to the discount rate used when calculating the right of use asset and liability amounts for the operating leases.  As our leases do not provide an implicit rate, we use our incremental borrowing rates for long term and short term agreements and apply the rates accordingly based on the term of the lease agreements to determine the present value of lease payments.

Rent expense for all operating leases except those with terms of 12 months or less comprise:

(in thousands)
Three Months Ended March 31, 2019

Minimum rentals	$2
Contingent rentals	--

$2

Supplemental cash flow information related to leases is as follows:

(in thousands)
Three Months Ended March 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$499

Supplemental balance sheet information related to leases is as follows:

(in thousands, except lease term and discount rate)
March 31, 2019

Operating Leases:
Operating lease right-of-use assets	$499

Other current liabilities	$18
Operating lease liabilities	468
Total operating lease liabilities	$486

Weighted Average Remaining Lease Term
Operating leases	57 years
Weighted Average Discount Rate
Operating leases	4.9%

Maturities of operating lease liabilities that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2019 are as follows:

(in thousands)
Operating Leases
Year
2019 (excluding the three months ended March 31, 2019)	$41
2020	42
2021	42
2022	23
2023	23
Thereafter	1,355
Total undiscounted lease payments	1,526
Less effects of discounting	(1,040)
Total lease liabilities recognized	$486

The change in accounting due to the adoption of the new lease guidance did not result in a material change to the future minimum rental payments when compared to December 31, 2018.  As of March 31, 2019, we have not entered into operating or finance leases that will commence at a future date.

NOTE 5 – STOCK COMPENSATION PLANS

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

Compensation expense of $47,000, related to the May 2018 issue of restricted stock awards, was recorded for the three months ended March 31, 2019.  Compensation expense of $47,000 was also recorded for the three months ended March 2018 for restricted stock awards issued in May 2017. Costs were determined based on the fair value on the dates of the awards and those costs were charged to income over the service periods associated with the awards.

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

The following summary reflects changes in the shares of Class A Stock underlying options and restricted stock awards for the three months ended March 31, 2019:

	Options				Restricted Awards
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)	Outstanding Restricted Stock Awards	Weighted Average Grant Date Fair Value
Plan options/restricted stock awards
Outstanding at January 1, 2019	168,750	$20.11		$2,491	5,000	38.51
Granted	–	–		–	–	$–
Exercised/vested and released	(13,500)	16.94		297	–	–
Expired/cancelled	–	–		–	–	–
Outstanding at March 31, 2019	155,250	$20.38	3.29	$2,622	5,000	$38.51

Exercisable/vested at March 31, 2019	155,250	$20.38	3.29	$2,622	–	–

The total intrinsic value of options exercised during the three months ended March 31, 2019 was approximately $297,000.

There were no unvested option shares outstanding under the 2015 Plan during the three months ended March 31, 2019.

As of March 31, 2019, there was no unrecognized expense related to non-vested option shares granted under the 2015 Plan.

As of March 31, 2019, there was $16,400 total unrecognized expense related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.09 years, the remaining vesting period for the restricted stock awards.

NOTE 6 - REGULATORY ASSETS

The FASB, ASC Topic 980 stipulates generally accepted accounting principles for companies whose rates are established or subject to approvals by a third-party regulatory agency. Certain expenses are recoverable through rates charged to our customers, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the DEPSC, MDPSC, and PAPUC.

The postretirement benefit obligation is the recognition of an offsetting regulatory liability as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees.  Artesian Water contributed $6,000 to its postretirement benefit plan in the first three months of 2019. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

Certain deferred income taxes will be amortized over future years as the tax effects of temporary differences that previously flowed through to our customers are reversed.

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

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Rate case studies	5
Debt related costs	15 to 25 (based on term of related debt)
Goodwill (resulting from acquisition of Mountain Hill Water Company in 2008)	50
Deferred acquisition costs (resulting from purchase of water assets in Cecil County, Maryland in 2011 and Port Deposit, Maryland in 2010)	20
Franchise Costs (resulting from purchase of water assets in Cecil County, Maryland in 2011)	80

Regulatory assets, net of amortization, comprise:
	(in thousands)
	March 31, 2019	December 31, 2018

Postretirement benefit obligation	$75	$74
Deferred income taxes	397	401
Expense of rate case studies	36	22
Debt issuance costs	5,727	5,815
Goodwill	294	295
Deferred acquisition and franchise costs	613	647
	$7,142	$7,254

NOTE 7 – REGULATORY LIABILITIES

The FASB, ASC Topic 980 stipulates generally accepted accounting principles for companies whose rates are established or subject to approvals by a third-party regulatory agency.  Certain obligations are deferred and/or amortized as determined by the DEPSC, the MDPSC, and the PAPUC.  Regulatory liabilities represent excess recovery of cost or other items that have been deferred because it is probable such amounts will be returned to customers through future regulated rates.

The postretirement benefit obligation is the recognition of an offsetting regulatory asset as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees when they render the services necessary to earn the benefits.  Artesian Water contributed $6,000 to its postretirement benefit plan in the first three months of 2019. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

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

Pursuant to the enactment of the TCJA, on December 22, 2017, the Company adjusted its existing deferred income tax balances to reflect the decrease in the corporate income tax rate from 34% to 21% (see Note 10).  This resulted in a decrease in the net deferred income tax liability of approximately $24.3 million, of which $22.8 million was reclassed to a regulatory liability.  The regulatory liability amount is subject to certain Internal Revenue Service normalization rules that require the benefits to customers be spread over the remaining useful life of the underlying assets giving rise to the associated deferred income taxes.  On January 31, 2019, the DEPSC approved the amortization of the regulatory liability amount of $22.2 million over a period of 49.5 years beginning February 1, 2018, subject to audit at a later date.  The MDPSC has not issued a final order on the regulatory liability amount of $0.6 million regarding the effects of the TCJA on Maryland customers.

Regulatory liabilities comprise:
	(in thousands)
	March 31, 2019	December 31, 2018

Postretirement benefit obligation	$52	$52
Utility plant retirement cost obligation	336	319
Deferred income taxes (related to TCJA)	22,331	22,442

	$22,719	$22,813

NOTE 8 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards.

The following table summarizes the shares used in computing basic and diluted net income per share:

	Three Months Ended March 31,
	2019	2018
	(in thousands)

Weighted average common shares outstanding during the period for Basic computation	9,258	9,223
Dilutive effect of employee stock options and awards	56	58

Weighted average common shares outstanding during the period for Diluted computation	9,314	9,281

For the three months ended March 31, 2019 and March 31, 2018, no shares of restricted stock awards were excluded from the calculations of diluted net income per share, respectively. Due to unrecognized compensation costs, the hypothetical repurchase of shares exceeded the number of restricted shares expected to vest during the period, creating an anti-dilutive effect.  For the three months ended March 31, 2019 and March 31, 2018, no shares of stock options were excluded from the calculations of diluted net income per share, as the calculated proceeds from the options’ exercise were lower than the average market price of the Company’s common stock during the period.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Common Stock, or Class B Stock.  As of March 31, 2019, 8,386,822 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of March 31, 2018, 8,348,243 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share.  During the three months ended March 31, 2019 and March 31, 2018, the Company issued 17,794 and 14,789 shares of Class A Stock, respectively.

Equity per common share was $16.75 and $16.53 at March 31, 2019 and December 31, 2018, respectively. These amounts were computed by dividing common stockholders' equity by the number of shares of common stock outstanding on March 31, 2019 and December 31, 2018, respectively.

NOTE 9 - REGULATORY PROCEEDINGS

Our water and wastewater utilities generate operating revenue from customers based on rates that are established by state Public Service Commissions through a rate setting process that may include public hearings, evidentiary hearings and the submission of evidence and testimony in support of the requested level of rates by the Company.

We are subject to regulation by the following state regulatory commissions:
·	The DEPSC regulates both Artesian Water and Artesian Wastewater.
·	The MDPSC regulates both Artesian Water Maryland and Artesian Wastewater Maryland.
·	The PAPUC regulates Artesian Water Pennsylvania.

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

On January 16, 2018, the DEPSC approved the opening of Docket No. 17-1240 requiring Delaware utilities to determine the impact that the TCJA had on their customers and potential rate relief due to customers.  The reduction in corporate income tax expense resulting from the TCJA will be passed through to customers in the form of reduced tariff rates as approved by the DEPSC on January 31, 2019.  As of March 31, 2019, approximately $3.8 million is being held in reserve and is not reflected in income.  This amount is required to be refunded to customers in the second quarter of 2019.

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

The following table summarizes (1) Artesian Water’s applications with the DEPSC to collect DSIC rates and (2) the rates upon which eligible plant improvements are based:

Application Date	11/29/2016	05/31/2018	11/28/2018
DEPSC Approval Date	12/20/2016	06/19/2018	12/20/2018
Effective Date	01/01/2017	07/01/2018	1/1/2019
Cumulative DSIC Rate	4.71%	3.63%	5.55%
Net Eligible Plant Improvements – Cumulative Dollars (in millions)	$16.6	$24.7	$30.4
Eligible Plant Improvements – Installed Beginning Date	10/01/2014	10/01/2014	10/01/2014
Eligible Plant Improvements – Installed Ending Date	10/31/2016	04/30/2018	10/31/2018

The DSIC rate effective January 1, 2019 replaces the DSIC rate effective July 1, 2018.  This increased rate reflects the eligible plant improvements installed through October 31, 2018.  The DSIC rates effective July 1, 2018 and January 1, 2019 are still subject to audit at a later date by the DEPSC.  For the three months ended March 31, 2019 and March 31, 2018, we earned approximately $0.9 million and $0.7 million in DSIC revenue, respectively.

NOTE 10 – INCOME TAXES

The TCJA makes many significant changes to the Internal Revenue Code, including, but not limited to (1) reducing the federal corporate tax rate to a flat 21%; (2) creating a 30% limitation on deductible interest expense (not applicable to regulated utilities); (3) eliminating future bonus depreciation deductions on utility plant capital projects that began after December 31, 2017; (4) eliminating the domestic production activities deduction; (5) eliminating the corporate alternative minimum tax and changing how existing alternative minimum tax credits can be realized; (6) changing the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017 and (7) repealing the exclusion from gross income contributions in aid of construction (CIAC) for water utilities.  The most significant change that impacts Artesian Resources is the reduction of the corporate federal income tax rate from our previous effective rate of 34% to the new flat tax rate of 21% beginning January 1, 2018.  The SEC Staff issued Accounting Bulletin No. 118, Income Tax Accounting of the TCJA, allowing provisional amounts to be reported based on reasonable estimates, subject to adjustment during a one year measurement period.  In 2018 the Company finalized making such adjustments.  However, since many provisions of the 2017 Tax Act still do not have final guidance issued, it may be necessary for the Company to make future adjustments based on such new guidance.

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

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known. The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense.  The Company has accrued approximately $3,800 in penalties and interest for the three months ended March 31, 2019. The Company remains subject to examination by federal and state authorities for the tax years 2015 through 2017.

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

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Current Assets and Liabilities

For those current assets and liabilities that are considered financial instruments, the carrying amounts approximate fair value because of the short maturity of those instruments.

Long-term Financial Liabilities

All of Artesian Resources’ outstanding long-term debt as of March 31, 2019 and December 31, 2018 was fixed-rate.  The fair value of the Company’s long-term debt is determined by discounting its future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  Level 2 is valued using observable inputs other than quoted prices.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt are shown below:

In thousands
	March 31, 2019	December 31, 2018
Carrying amount	$117,179	$117,587
Estimated fair value	$122,675	$116,818

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

NOTE 12 – RELATED PARTY TRANSACTIONS

On September 23, 2018, the Board elected Mr. Michael Houghton to serve as a director for the remainder of the three year term class that expires at the Annual Meeting of the Class B Stock shareholders to be held in 2021 and until his respective successor shall be elected and qualified. Mr. Houghton is a Partner in the law firm of Morris Nichols Arsht & Tunnell, or MNAT, in Wilmington, Delaware.  In the normal course of business, the Company utilizes the services of MNAT for various regulatory, real estate and public policy matters. Approximately $40,000 and $76,000 was paid to MNAT during the three months ended March 31, 2019 and March 31, 2018, respectively, for legal services.  As of March 31, 2019, the Company did not have an accounts payable balance due to MNAT.

As set forth in the Charter of the Audit Committee of the Board, the Audit Committee is responsible for reviewing and, if appropriate, approving all related party transactions between us and any officer, any director, any person known to be the beneficial owner of more than 5% of any class of the Company's voting securities or any other related person that would potentially require disclosure.  In its review and approval of the related party transactions with MNAT, the Audit Committee considered the nature of the related person's interest in the transactions; the satisfactory performance of work contracted with the related party prior to the director election of Mr. Houghton; and the material terms of the transactions, including, without limitation, the amount and type of transactions, the importance of the transactions to the related person, the importance of the transactions to the Company and whether the transactions would impair the judgment of a director or officer to act in the best interest of the Company.  The Audit Committee approves only those related person transactions that are in, or are consistent with, the best interests of the Company and its stockholders.

NOTE 13 – BUSINESS COMBINATIONS

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

NOTE 14 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

There was no new guidance issued by the FASB that is applicable to the Company.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that express our "belief", "anticipation" or "expectation," as well as other statements that are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, our expectation of the timing of decisions by regulatory authorities, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, our ability to adjust our debt level, interest rate, maturity schedule and structure, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, anticipated growth in our non-regulated division, the impact of recent acquisitions on our ability to expand and foster relationships, anticipated investments in certain of our facilities and systems and the sources of funding for such investments, and the sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A -Risk Factors, in our Annual Report on Form10-K for the year ended December 31, 2017, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, failure to receive regulatory approval, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as a representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2019

OVERVIEW

Our profitability is primarily attributable to the sale of water. Gross water sales composed 87.4% of total operating revenues for the three months ended March 31, 2019.  Our profitability is also attributed to the various contract operations, water, sewer and internal SLP Plans and other services we provide.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

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

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue.  As of March 31, 2019, we had approximately 86,200 metered water customers in Delaware, an increase of approximately 1,700 compared to March 31, 2018.  The number of metered water customers in Maryland totaled approximately 2,400 as of March 31, 2019, an increase of approximately 100 compared to March 31, 2018.  The number of metered water customers in Pennsylvania remained consistent compared to March 31, 2018. For the three months ended March 31, 2019, approximately 1.8 billion gallons of water were distributed in our Delaware systems and approximately 28.1 million gallons of water were distributed in our Maryland systems.

Wastewater Division

Artesian Wastewater owns wastewater collection and treatment infrastructure and began providing regulated wastewater services to customers in Delaware in July 2005.   Artesian Wastewater Maryland was incorporated on June 3, 2008 and is able to provide regulated wastewater services to customers in the State of Maryland.   It is not currently providing these services in Maryland.  Our residential and commercial wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  The number of Delaware wastewater customers totaled approximately 2,200 as of March 31, 2019, an increase of approximately 300, or 19.9%, compared to March 31, 2018.  In addition, Artesian Wastewater entered into a wastewater services agreement with Allen Harim Foods, LLC, or Allen Harim, a large industrial customer, under which service is expected to begin in 2019.  The wastewater services agreement with Allen Harim is discussed further in the “Strategic Direction” section below.

Non-Regulated Division

Artesian Utility provides contract water and wastewater operation services to private, municipal and governmental institutions.  Artesian Utility also offers three protection plans to customers, the WSLP Plan, the SSLP Plan, and the ISLP Plan.  SLP Plan customers are billed a flat monthly or quarterly rate, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  As of March 31, 2019, approximately 19,500, or 23.5%, of our eligible water customers enrolled in the WSLP Plan, approximately 15,700, or 19.0%, of our eligible customers enrolled in the SSLP Plan, and approximately 6,600, or 8.0%, of our eligible customers enrolled in the ISLP Plan.  Approximately 1,900 non-utility customers enrolled in one of our three protection plans.

Strategic Direction

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

Results of Operations – Analysis of the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018.

Operating Revenues

Revenues totaled $19.4 million for the three months ended March 31, 2019, $0.5 million, or 2.5%, more than revenues for the three months ended March 31, 2018. Water sales revenue increased $0.3 million, or 1.7%, for the three months ended March 31, 2019 from the corresponding period in 2018, primarily due to an increase from customer growth and an increase in DSIC revenue.  Effective January 1, 2019, the DSIC rate increased from 4.71% to 5.55%, resulting in an increase of $0.1 million in DSIC revenue for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  Also, in 2018, revenue that will be refunded to customers as a result of the TCJA was placed in reserve and not reflected in net income.  The refund amount was approved by the DEPSC on January 31, 2019.  During the first quarter of 2019 approximately $0.5 million was placed in reserve and not included in water sales revenue.  As of March 31, 2019, a total of $3.8 million is held in reserve and is required to be paid in the second quarter of 2019, the majority of which will be issued as a credit to customer bills.  We realized 87.4% and 88.0% of our total operating revenue for the three months ended March 31, 2019 and March 31, 2018, respectively, from the sale of water.

Other utility operating revenue increased approximately $0.1 million, or 12.1%, for the three months ended March 30, 2019 compared to the three months ended March 31, 2018.  The increase is primarily due to an increase in wastewater revenue from customer growth and an increase in water service charges.

Non-utility operating revenue increased approximately $0.1 million, or 5.5%, for the three months ended March 31, 2019 compared to the same period in 2018.  The increase is primarily due to an increase in SLP Plan revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.2 million, or 1.6%, for the three months ended March 31, 2019, compared to the same period in 2018.

Non-utility expenses increased approximately $0.1 million, or 15.7%, primarily due to an increase in payroll and benefit costs as well as an increase in plumbing services related to the SLP Plans.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 57.8% for the three months ended March 31, 2019, compared to 58.3% for the three months ended March 31, 2018.

Depreciation and amortization expense increased $0.1 million, or 5.7%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense decreased $0.2 million, or 11.9%, primarily due to the amortization of the deferred tax regulatory liability related to the reduction in the federal corporate income tax rate by the TCJA.

Other Income, Net

Other income, net increased slightly.  AFUDC increased $0.1 million as a result of higher long-term construction activity subject to AFUDC for the three months ended March 31, 2019 compared to the same period in 2018.  Miscellaneous income decreased $0.1 million, primarily due to a decrease in the amount of the annual patronage refund paid by CoBank, ACB.  The annual patronage refund rate was reduced in 2019 to 0.80% from 1.00% of the average line of credit and loan volume outstanding.

Interest Charges

Interest expense increased $0.2 million primarily due to long-term debt interest associated with the $7.5 million wastewater loan issued in August 2018 and the $4.5 million wastewater loan issued in December 2018.  In addition, short-term debt interest increased due to an increase in the amount borrowed under lines of credit and an increase in the interest rate.

Net Income

Our net income applicable to common stock increased $0.1 million.   Operating revenues increased $0.5 million, while operating expenses increased $0.2 million and interest expense increased $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the three months ended March 31, 2019 were $7.6 million of cash provided by operating activities, $2.7 million from lines of credit borrowings, $0.8 million in net contributions and advances from developers and $0.4 million in net proceeds from the issuance of common stock. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer. A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers. As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

Investment in Plant and Systems

The primary focus of Artesian Water’s investment is to continue to provide high quality reliable service to our growing service territory.  We invested approximately $9.1 million in capital expenditures during the first three months of 2019 compared to $9.9 million invested during the same period in 2018. During the first three months of 2019, we invested approximately $2.8 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities.  We invested $3.3 million to enhance or improve existing treatment facilities and replace aging wells and pumping equipment to better serve our customers.  We invested $0.5 million for equipment purchases, computer hardware and software upgrades and transportation equipment.  Developers financed $0.8 million for the installation of water mains and hydrants in 2019 compared to $1.1 million in 2018.  We invested $0.5 million to upgrade and automate our meter reading equipment.  We invested approximately $0.1 million in mandatory utility plant expenditures due to governmental highway projects, which required the relocation of water service mains in addition to facility improvements and upgrades. An additional $1.1 million was invested in wastewater projects in Delaware, of which $0.8 million was invested in the construction of an eight mile pipeline and a 90 million gallon storage lagoon for spray irrigation to dispose of treated wastewater from a new industrial customer that is scheduled to be completed in 2019.

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

Lines of Credit

At March 31, 2019, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources. As of March 31, 2019, there was $32.4 million of available funds under this line of credit.  The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 24, 2019 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At March 31, 2018, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland. As of March 31, 2019, there was $9.0 million of available funds under this line of credit.  The interest rate for borrowings under this line is LIBOR plus 1.50%.  The term of this line of credit expires on July 20, 2019. Artesian Water expects to renew this line of credit.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$18,611	$--	$--	$--

Long-Term Debt

Artesian’s long-term debt agreements contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guarantee certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business. In addition, we are required to abide by certain financial covenants and ratios.  As of March 31, 2019, we were in compliance with these covenants.

We expect to fund our activities for the next 12 months using our available cash balances and bank credit lines, plus projected cash generated from operations.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$5,356	$10,620	$10,517	$138,162	$164,655
State revolving fund loans (principal and interest)	1,002	1,841	1,296	3,420	7,559
Promissory note (principal and interest)	1,200	1,920	1,920	14,218	19,258
Operating leases	41	84	46	1,355	1,526
Operating agreements	71	101	75	930	1,177
Unconditional purchase obligations	3,892	6,819	109	---	10,820
Tank painting contractual obligation	319	---	---	---	319
Total contractual cash obligations	$11,881	$21,385	$13,963	$158,085	$205,314

Long-term debt obligations reflect the maturities of certain series of our first mortgage bonds, which we intend to refinance when due if not refinanced earlier.  One first mortgage bond is subject to redemption in a principal amount equal to $150,000 plus interest per calendar quarter.  The state revolving fund loan obligation has an amortizing mortgage payment payable over a 20-year period.  The promissory note obligation has an amortizing payment payable over a 20-year period.  The first mortgage bonds, the state revolving fund loan and the promissory note have certain financial covenant provisions, the violation of which could result in default and require the obligation to be immediately repaid, including all interest. We have not experienced conditions that would result in our default under these agreements.

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

Critical Accounting Assumptions, Estimates and Policies; Recent Accounting Pronouncements

This discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2018 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2018. The preparation of those financial statements required management to make assumptions and estimates that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those based on such assumptions and estimates.

Our critical accounting policies are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2018. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2018 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2018.

Information concerning our implementation and the impact of recent accounting pronouncements issued by the FASB is included in the notes to our 2018 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2018 and also in the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q (see Note 14).  We did not adopt any accounting policy in the first three months of 2019 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2028 to 2038, and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at March 31, 2019 were approximately $18.6 million.  An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing multi-year supply contracts at fixed prices.

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Periodically, we are involved in other proceedings or litigation arising in the ordinary course of business.  We do not believe that the ultimate resolution of these matters will materially affect our business, financial position or results of operations.  However, we cannot ensure that we will prevail in any litigation and, regardless of the outcome, may incur significant litigation expense and may have significant diversion of management attention.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in such Annual Report on Form 10-K.

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
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.*

*   Filed herewith
** Furnished herewith