Form 10-Q
period 2019-06-30
ARTESIAN RESOURCES CORP
filed 2019-08-09
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

□ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

☑	Yes	□	No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☑	Yes	□	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12(b)-2 of the Exchange Act.:

Large Accelerated Filer □	Accelerated Filer ☑	Non-Accelerated Filer □	Smaller Reporting Company □	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

□	Yes	☑	No

As of August 6, 2019, 8,398,135 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	June 30, 2019	December 31, 2018
Utility plant, at original cost (less accumulated depreciation 2019 - $131,410; 2018 - $126,114)	$512,153	$498,678
Current assets
Cash and cash equivalents	185	293
Accounts receivable (less allowance for doubtful accounts - 2019 - $246; 2018 - $232)	4,555	8,159
Income tax receivable	198	772
Unbilled operating revenues	1,776	1,441
Materials and supplies	1,300	1,459
Prepaid property taxes	3	1,870
Prepaid expenses and other	2,696	2,124
Total current assets	10,713	16,118
Other assets
Non-utility property (less accumulated depreciation - 2019 - $770; 2018 - $734)	3,826	3,849
Other deferred assets	4,286	3,931
Operating lease right of use assets	494	–
Total other assets	8,606	7,780
Regulatory assets, net	7,031	7,254
Total Assets	$538,503	$529,830

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$9,279	$9,250
Preferred stock	–	–
Additional paid-in capital	101,298	100,639
Retained earnings	43,926	43,362
Total stockholders' equity	154,503	153,251
Long-term debt, net of current portion	114,982	115,862
	269,485	269,113
Current liabilities
Lines of credit	25,699	15,942
Current portion of long-term debt	1,834	1,725
Dividends payable	2,282	–
Accounts payable	4,412	8,187
Accrued expenses	2,498	3,902
Overdraft payable	778	117
Accrued interest	1,807	784
Income taxes payable	899	–
Customer deposits	1,063	1,044
Revenue reserve for refund	–	3,298
Other	2,477	2,732
Total current liabilities	43,749	37,731

Commitments and contingencies

Deferred credits and other liabilities
Net advances for construction	6,093	6,596
Operating lease liabilities	463	–
Regulatory liabilities	22,603	22,813
Deferred investment tax credits	499	508
Deferred income taxes	53,373	55,054
Total deferred credits and other liabilities	83,031	84,971

Net contributions in aid of construction	142,238	138,015
Total Liabilities and Stockholders' Equity	$538,503	$529,830
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2019	2018	2019	2018
Operating revenues
Water sales	$18,192	$17,869	$35,125	$34,514
Other utility operating revenue	1,150	1,085	2,270	2,084
Non-utility operating revenue	1,310	1,284	2,642	2,546
Total Operating Revenues	20,652	20,238	40,037	39,144

Operating expenses
Utility operating expenses	9,249	9,038	18,370	18,121
Non-utility operating expenses	779	671	1,546	1,334
Depreciation and amortization	2,724	2,541	5,438	5,109
State and federal income taxes	1,325	1,564	2,504	2,903
Property and other taxes	1,255	1,185	2,575	2,468
Total Operating Expenses	15,332	14,999	30,433	29,935

Operating income	5,320	5,239	9,604	9,209

Other income, net
Allowance for funds used during construction (AFUDC)	266	180	492	268
Miscellaneous (expense) income	(58)	8	742	927

Income before interest charges	5,528	5,427	10,838	10,404

Interest charges	1,750	1,501	3,470	3,000

Net income applicable to common stock	$3,778	$3,926	$7,368	$7,404

Income per common share:
Basic	$0.41	$0.43	$0.80	$0.80
Diluted	$0.41	$0.42	$0.79	$0.80

Weighted average common shares outstanding:
Basic	9,276	9,237	9,267	9,230
Diluted	9,324	9,293	9,319	9,287

Cash dividends per share of common stock	$0.2459	$0.2387	$0.4882	$0.4739

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,368	$7,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,438	5,109
Deferred income taxes, net	(1,690)	(486)
Stock compensation	90	95
AFUDC, equity portion	(311)	(186)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	3,604	(861)
Income tax receivable	574	2,092
Unbilled operating revenues	(335)	(431)
Materials and supplies	159	94
Income taxes payable	899	–
Prepaid property taxes	1,867	1,791
Prepaid expenses and other	(572)	(478)
Other deferred assets	(373)	(254)
Regulatory assets	189	165
Regulatory liabilities	(210)	(50)
Accounts payable	(3,775)	(3,734)
Accrued expenses	(1,404)	442
Accrued interest	1,023	(220)
Revenue reserved for refund	(3,298)	–
Customer deposits and other, net	(267)	2,172
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,976	12,664

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(18,157)	(22,994)
Proceeds from sale of assets	36	30
NET CASH USED IN INVESTING ACTIVITIES	(18,121)	(22,964)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under lines of credit agreements	9,757	9,823
Increase in overdraft payable	661	169
Net advances and contributions in aid of construction	3,314	4,076
Net proceeds from issuance of common stock	598	612
Dividends paid	(4,522)	(4,373)
Debt issuance costs	–	(75)
Principal repayments of long-term debt	(771)	(668)
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,037	9,564

NET DECREASE IN CASH AND CASH EQUIVALENTS	(108)	(736)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	293	952

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$185	$216

Non-cash Investing and Financing Activity:
Utility plant received as construction advances and contributions	$1,595	$185
Dividends declared but not paid	$2,282	2,206

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,447	$3,220
Income taxes paid	$2,940	$1,289

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Unaudited
(In thousands)

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2017	8,333	882	$8,333	$882	$99,526	$37,903	$146,644
Net income	–	–	–	–	–	3,478	3,478
Cash dividends declared
Common stock	–	–	–	–	–	(2,168)	(2,168)
Issuance of common stock
Dividend reinvestment plan	3	–	3	–	88	–	91
Employee stock options and awards(4)	–	–	–	–	47	–	47
Employee Retirement Plan(3)	12	–	12	–	290	–	302
Balance as of March 31, 2018	8,348	882	8,348	882	99,951	39,213	148,394
Net income	–	–	–	–	–	3,926	3,926
Cash dividends declared
Common stock	–	–	–	–	–	(4,411)	(4,411)
Issuance of common stock
Dividend reinvestment plan	2	–	2	–	91	–	93
Employee stock options and awards(4)	6	–	6	–	67	–	73
Employee Retirement Plan(3)	3	–	3	–	99	–	102
Balance as of June 30, 2018	8,359	882	$8,359	$882	$100,208	$38,728	$148,177

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2018	8,368	882	$8,368	$882	$100,639	$43,362	$153,251
Net income	–	–	–	–	–	3,590	3,590
Cash dividends declared
Common stock	–	–	–	–	–	(2,241)	(2,241)
Issuance of common stock
Dividend reinvestment plan	2	–	2	–	85	–	87
Employee stock options and awards(4)	14	–	14	–	263	–	277
Employee Retirement Plan(3)	2	–	2	–	76	–	78
Balance as of March 31, 2019	8,386	882	8,386	882	101,063	44,711	155,042
Net income	–	–	–	–	–	3,778	3,778
Cash dividends declared
Common stock	–	–	–	–	–	(4,563)	(4,563)
Issuance of common stock
Dividend reinvestment plan	3	–	3	–	87	–	90
Employee stock options and awards(4)	5	–	5	–	38	–	43
Employee Retirement Plan(3)	3	–	3	–	110	–	113
Balance as of June 30, 2019	8,397	882	$8,397	$882	$101,298	$43,926	$154,503

(1)
At June 30, 2019, and June 30, 2018, Class A Common Stock had 15,000,000 shares authorized.  For the same periods, shares issued, inclusive of treasury shares, were 8,426,291 and 8,388,715, respectively.

(2)	At June 30, 2019, and June 30, 2018, Class B Common Stock had 1,040,000 shares authorized and 881,452 shares issued.
(3)	Artesian Resources Corporation registered 500,000 shares of Class A Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
(4)
Under the Equity Compensation Plan, effective December 9, 2015, Artesian Resources Corporation authorized up to 331,500 shares of Class A Common Stock for issuance of grants in forms of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the 2015 Plan. Includes stock compensation expense for June 30, 2019 and June 30, 2018, see Note 5-Stock Compensation Plans.

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

Artesian Utility currently operates wastewater treatment facilities for the town of Middletown, in southern New Castle County, Delaware, or Middletown, under a 20-year contract that expires in July 2039.  The facilities include two wastewater treatment stations with capacities of up to approximately 2.5 mgd and 250,000 gallons per day, respectively.  We also operate a wastewater disposal facility in Middletown in order to support the 2.5 mgd wastewater facility.  One of the wastewater treatment facilities in Middletown now provides reclaimed wastewater for use in spray irrigation on public and agricultural lands in the area.

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

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company's balance sheet position as of June 30, 2019, the results of its operations for the three and six months periods ended June 30, 2019 and June 30, 2018, its cash flows for the six month periods ended June 30, 2019 and June 30, 2018 and the changes in stockholders’ equity for the three and six months period ended  June 30, 2019 and 2018.  The December 31, 2018 Condensed Consolidated Balance Sheet was derived from the Company’s December 31, 2018 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.

The results of operations for the interim periods presented are not necessarily indicative of the results for the full year or for future periods.

In the first quarter of 2019, the Company adopted the new standard on leases that was issued by the Financial Accounting Standards Board, or FASB.  The FASB issued new guidance on leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The new standard establishes a right-of-use, or ROU, model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

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

The Company has agreements for land easements and office equipment under operating leases.  The Company evaluated each lease agreement to determine whether the lease was to be accounted for as an operating or financing lease.  It was determined that all leases subject to this new standard are operating leases and are recognized on a straight line basis.  The amount of ROU assets and related liabilities recognized on the Condensed Consolidated Balance Sheet as of June 30, 2019 are approximately $494,000 and reported as “Operating Lease Right of Use Assets” and “Operating Lease Liabilities.”  The adoption of this new standard impacted our consolidated balance sheets, but did not have a material effect on our consolidated results of operations or cash flows.

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

The DEPSC required Delaware utilities to determine the impact that the Tax Cuts and Jobs Act of 2017, or TCJA, had on its customers and potential rate relief due to customers.  The reduction in corporate income tax expense resulting from the TCJA was passed through to customers in the form of reduced tariff rates as approved by the DEPSC on January 31, 2019.   Approximately $3.8 million was refunded to customers during the second quarter of 2019.  This amount was previously held in reserve (refund liability) and was not reflected in income.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by service type; all revenues are generated within a similar geographical location:

As a result of the reduced tariff rates approved by the DEPSC on January 31, 2019, the tariff revenues presented below for the three months ended June 30, 2018 and the six months ended June 30, 2018 were reallocated to the appropriate line items for comparison purposes.

(in thousands)	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Tariff Revenue
Consumption charges	$11,505	$11,991	$21,476	$22,787
Fixed fees	6,349	6,374	12,997	12,704
Service charges	156	168	333	324
DSIC	908	800	1,795	1,548
Revenue reserved for refund – TCJA impact	-	-800	-	-1,548
Total Tariff Revenue	$18,918	$18,533	$36,601	$35,815

Non-Tariff Revenue
Service line protection plans	$1,028	$996	$2,079	$1,978
Contract operations	328	337	656	696
Inspection fees	64	47	86	56
Total Non-Tariff Revenue	$1,420	$1,380	$2,821	$2,730

Other Operating Revenue not in scope of ASC 606	$314	$325	$615	$599

Total Operating Revenue	$20,652	$20,238	$40,037	$39,144

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	June 30, 2019	December 31, 2018
Accounts Receivable
Accounts Receivable-Tariff	$3,792	$5,751
Accounts Receivable-Non-Tariff	275	320
Total Accounts Receivable	$4,067	$6,071

Contract Assets – Tariff	$2,689	$2,367

Deferred Revenue
Deferred Revenue – Tariff	$1,026	$1,025
Deferred Revenue – Non-Tariff	265	227
Total Deferred Revenue	$1,291	$1,252

Refund Liability - Tariff	$-	$3,298

For the six months ended June 30, 2019, the Company recognized revenue of $1.0 million from amounts that were included in Deferred Revenue – Tariff at the beginning of the year and revenue of $207,000 from amounts that were included in Deferred Revenue – Non- Tariff at the beginning of the year.

The increases (decreases) of Accounts Receivable, Contract Assets and Deferred Revenue were primarily due to normal timing differences between our performance and customer payments. The Refund Liability as of December 31, 2018 is based on the calculated amount approved by the DEPSC on January 31, 2019 related to the TCJA.  This amount was refunded to customers during the second quarter of 2019.

Remaining Performance Obligations

As of June 30, 2019 and December 31, 2018, Deferred Revenue – Tariff is recorded net of contract assets within Unbilled operating revenues and represents our remaining performance obligations for our fixed fee water and wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of June 30, 2019 and December 31, 2018, Deferred Revenue – Non-Tariff is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services and wastewater inspections, which are expected to be satisfied and associated revenue recognized within the next three months and one year for the SLP Plan revenue and inspection fee revenue, respectively.

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

Rent expense for all operating leases except those with terms of 12 months or less comprises:

	(in thousands)
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Minimum rentals	$7	$9
Contingent rentals	--	-

	$7	$9

Supplemental cash flow information related to leases is as follows:
(in thousands)
Six Months Ended June 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$494

Supplemental balance sheet information related to leases is as follows:

(in thousands, except lease term and discount rate)
June 30, 2019

Operating Leases:
Operating lease right-of-use assets	$494

Other current liabilities	$19
Operating lease liabilities	463
Total operating lease liabilities	$482

Weighted Average Remaining Lease Term
Operating leases	57 years
Weighted Average Discount Rate
Operating leases	4.9%

Maturities of operating lease liabilities that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2019 are as follows:

(in thousands)
Operating Leases
Year
2019 (excluding the six months ended June 30, 2019)	$42
2020	42
2021	38
2022	23
2023	23
Thereafter	1,353
Total undiscounted lease payments	$1,521
Less effects of discounting	(1,039)
Total lease liabilities recognized	482

The change in accounting due to the adoption of the new lease guidance did not result in a material change to the future minimum rental payments when compared to December 31, 2018.  As of June 30, 2019, we have not entered into operating or finance leases that will commence at a future date.

NOTE 5 – STOCK COMPENSATION PLANS

On December 9, 2015, the Company's stockholders approved the 2015 Equity Compensation Plan, or the 2015 Plan, which replaced the 2005 Equity Compensation Plan, or the 2005 Plan, that expired on May 24, 2015. The 2015 Plan provides that grants may be in any of the following forms: incentive stock options, nonqualified stock options, stock units, stock awards, dividend equivalents and other stock-based awards. The 2015 Plan is administered and interpreted by the Compensation Committee, or the Committee, of the Board of Directors of the Company, or the Board. The Committee has the authority to determine the individuals to whom grants will be made under the 2015 Plan, the type, size and terms of the grants, the time when grants will be made and the duration of any applicable exercise or restriction period (subject to the limitations of the 2015 Plan), and deal with any other matters arising under the 2015 Plan. The Committee presently consists of three directors, each of whom is a non-employee director of the Company. All of the employees of the Company and its subsidiaries and non-employee directors of the Company are eligible for grants under the 2015 Plan.

Compensation expense, for the three and six months ended June 30, 2019, of approximately $43,000 and $90,000 was recorded for restricted stock awards issued in May 2018 and May 2019. For the three and six months ended June 30, 2018 compensation expense of approximately $48,000 and $95,000 was recorded for restricted stock awards issued in May 2017 and May 2018. Costs were determined based on the fair value on the dates of the awards and those costs were charged to income over the service periods associated with the awards. There was no stock compensation cost capitalized as part of an asset.

On May 8, 2019, 5,000 shares of Class A Stock were granted as restricted stock awards.  The fair value per share was $36.11, the closing price of the Class A Stock as recorded on the NASDAQ Global Select Market on May 8, 2019. Prior to their release date, these restricted stock awards may be subject to forfeiture in the event of the recipient’s termination of service.

On May 2, 2018, 5,000 shares of Class A Stock were granted as restricted stock awards.  The fair value per share was $38.51, the closing price of the Class A Stock as recorded on the NASDAQ Global Select Market on May 2, 2018.

The following summary reflects changes in the shares of Class A Stock underlying options and restricted stock awards for the six months ended June 30, 2019:

	Options				Restricted Awards
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)	Outstanding Restricted Stock Awards	Weighted Average Grant Date Fair Value
Plan options/restricted stock awards
Outstanding at January 1, 2019	168,750	$20.11		$2,491	5,000	$38.51
Granted	–	–		–	5,000	$36.11
Exercised/vested and released	(13,500)	16.94		297	(5,000)	$38.51
Expired/cancelled	–	–		–	–	–
Outstanding at June 30, 2019	155,250	$20.38	3.039	$2,606	5,000	$36.11

Exercisable/vested at June 30, 2019	155,250	$20.38	3.039	$2,606	–	–

The total intrinsic value of options exercised during the six months ended June 30, 2019 was approximately $297,000.

There were no unvested option shares outstanding under the 2015 Plan during the six months ended June 30, 2019.

As of June 30, 2019, there were no unrecognized expenses related to non-vested option shares granted under the 2015 Plan.

As of June 30, 2019, there was $154,000 total unrecognized expenses related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.85 years, the remaining vesting period for the restricted stock awards.

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

The postretirement benefit obligation is the recognition of an offsetting regulatory liability as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees.  Artesian Water contributed $11,000 to its postretirement benefit plan in the first six months of 2019. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

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

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Rate case studies	5
Debt related costs	15 to 25 (based on term of related debt)
Goodwill (resulting from acquisition of Mountain Hill Water Company in 2008)	50
Deferred acquisition costs (resulting from purchase of water assets in Cecil County, Maryland in 2011 and Port Deposit, Maryland in 2010)	20
Franchise Costs (resulting from purchase of water assets in Cecil County, Maryland in 2011)	80

Regulatory assets, net of amortization, comprise:
	(in thousands)
	June 30, 2019	December 31, 2018

Postretirement benefit obligation	$74	$74
Deferred income taxes	393	401
Expense of rate case studies	28	46
Debt issuance costs	5,641	5,815
Goodwill	292	295
Deferred acquisition and franchise costs	603	623
	$7,031	$7,254

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

The postretirement benefit obligation is the recognition of an offsetting regulatory asset as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees when they render the services necessary to earn the benefits.  Artesian Water contributed $11,000 to its postretirement benefit plan in the first six months of 2019. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

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

Regulatory liabilities comprise:
	(in thousands)
	June 30, 2019	December 31, 2018

Postretirement benefit obligation	$52	$52
Utility plant retirement cost obligation	331	319
Deferred income taxes (related to TCJA)	22,220	22,442

	$22,603	$22,813

NOTE 8 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards.

The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)

Weighted average common shares outstanding during the period for Basic computation	9,276	9,237	9,267	9,230
Dilutive effect of employee stock options and awards	48	56	52	57

Weighted average common shares outstanding during the period for Diluted computation	9,324	9,293	9,319	9,287

For the three and six months ended June 30, 2019, 2,700 and 1,300 shares of restricted stock awards were excluded from the calculations of diluted net income per share, respectively.  For the three and six months ended June 30, 2018, 5,000 shares of restricted stock awards were excluded from the calculations of diluted net income per share, respectively. Due to unrecognized compensation costs, the hypothetical repurchase of shares exceeded the number of restricted shares expected to vest during the period, creating an anti-dilutive effect. For the three and six months ended June 30, 2019 and June 30, 2018, no shares of stock options were excluded from the calculations of diluted net income per share, as the calculated proceeds from the options’ exercise were lower than the average market price of the Company’s common stock during the period.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Common Stock, or Class B Stock.  As of June 30, 2019, 8,397,314 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of June 30, 2018, 8,359,738 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share.  During the three months ended June 30, 2019 and June 30, 2018, the Company issued 10,492 and 11,495 shares of Class A Stock, respectively.  For the six months ended June 30, 2019 and June 30, 2018, the Company issued 28,286 and 26,284 shares of Class A Stock, respectively.

Equity per common share was $16.67 and $16.53 at June 30, 2019 and December 31, 2018, respectively. These amounts were computed by dividing common stockholders' equity by the number of shares of common stock outstanding on June 30, 2019 and December 31, 2018, respectively.

NOTE 9 - REGULATORY PROCEEDINGS

Our water and wastewater utilities generate operating revenue from customers based on rates that are established by state Public Service Commissions through a rate setting process that may include public hearings, evidentiary hearings and the submission of evidence and testimony in support of the requested level of rates by the Company.

We are subject to regulation by the following state regulatory commissions:
•	The DEPSC regulates both Artesian Water and Artesian Wastewater.
•	The MDPSC regulates both Artesian Water Maryland and Artesian Wastewater Maryland.
•	The PAPUC regulates Artesian Water Pennsylvania.

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

On January 16, 2018, the DEPSC approved the opening of Docket No. 17-1240 requiring Delaware utilities to determine the impact that the TCJA had on their customers and potential rate relief due to customers.  The reduction in corporate income tax expense resulting from the TCJA will be passed through to customers in the form of reduced tariff rates as approved by the DEPSC on January 31, 2019.  Approximately $3.8 million was refunded to customers during the second quarter of 2019.  This amount was previously held in reserve (refund liability) and was not reflected in income.

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

The following table summarizes (1) Artesian Water’s applications with the DEPSC to collect DSIC rates and (2) the rates upon which eligible plant improvements are based:

Application Date	11/29/2016	05/31/2018	11/28/2018	5/29/2019
DEPSC Approval Date	12/20/2016	06/19/2018	12/20/2018	6/18/2019
Effective Date	01/01/2017	07/01/2018	1/1/2019	7/1/2019
Cumulative DSIC Rate	4.71%	3.63%	5.55%	7.41%
Net Eligible Plant Improvements – Cumulative Dollars (in millions)	$16.6	$24.7	$30.4	$43.1
Eligible Plant Improvements – Installed Beginning Date	10/01/2014	10/01/2014	10/01/2014	10/01/2014
Eligible Plant Improvements – Installed Ending Date	10/31/2016	04/30/2018	10/31/2018	04/30/2019

The DSIC rate effective July 1, 2019 replaces the DSIC rate effective January 1, 2019.  This increased rate reflects the eligible plant improvements installed through April 30, 2019.  The DSIC rates effective January 1, 2019 and July 1, 2019 are still subject to audit at a later date by the DEPSC.  For the three and six months ended June 30, 2019, we earned approximately $0.9 million and $0.8 million in DSIC revenue, respectively.  For the three and six months ended June 30, 2018, we earned approximately $1.8 million and $1.5 million in DSIC revenue, respectively.

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

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known. The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense.  The Company has accrued approximately $11,000 in penalties and interest for the six months ended June 30, 2019. The Company remains subject to examination by federal and state authorities for the tax years 2015 through 2018.

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

Long-term Financial Liabilities

All of Artesian Resources’ outstanding long-term debt as of June 30, 2019 and December 31, 2018 was fixed-rate.  The fair value of the Company’s long-term debt is determined by discounting its future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  Level 2 is valued using observable inputs other than quoted prices.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt (including current portion) are shown below:

In thousands
	June 30, 2019	December 31, 2018
Carrying amount	$116,816	$117,587
Estimated fair value	$125,673	$116,818

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

NOTE 12 – RELATED PARTY TRANSACTIONS

On September 23, 2018, the Board elected Mr. Michael Houghton to serve as a director for the remainder of the three year term class that expires at the Annual Meeting of the Class B Stock shareholders to be held in 2021 and until his respective successor shall be elected and qualified. Mr. Houghton is a Partner in the law firm of Morris Nichols Arsht & Tunnell, or MNAT, in Wilmington, Delaware.  In the normal course of business, the Company utilizes the services of MNAT for various regulatory, real estate and public policy matters. Approximately $97,000 and $123,000 was paid to MNAT during the three and six months ended June 30, 2019 respectively, for legal services. Approximately $56,000 and $116,000 was paid to MNAT during the three and six months ended June 30, 2018, respectively, for legal services.  As of June 30, 2019, the Company did not have an accounts payable balance due to MNAT.

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

NOTE 14 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

There was no new guidance issued by the FASB during the six months ended June 30, 2019 that is applicable to the Company.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that express our "belief", "anticipation" or "expectation," as well as other statements that are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, our expectation of the timing of decisions by regulatory authorities, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, our ability to adjust our debt level, interest rate, maturity schedule and structure, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, anticipated growth in our non-regulated division, the impact of recent acquisitions on our ability to expand and foster relationships, anticipated investments in certain of our facilities and systems and the sources of funding for such investments, and the sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A -Risk Factors, in our Annual Report on Form10-K for the year ended December 31, 2018, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, failure to receive regulatory approval, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as a representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2019

OVERVIEW

Our profitability is primarily attributable to the sale of water. Gross water sales composed 87.7% of total operating revenues for the six months ended June 30, 2019.  Our profitability is also attributed to the various contract operations, water, sewer and internal SLP Plans and other services we provide.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

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

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue.  As of June 30, 2019, we had approximately 86,500 metered water customers in Delaware, an increase of approximately 1,300 compared to June 30, 2018.  The number of metered water customers in Maryland totaled approximately 2,450 as of June 30, 2019, an increase of approximately 100 compared to June 30, 2018.  The number of metered water customers in Pennsylvania remained consistent compared to June 30, 2018. For the six months ended June 30, 2019, approximately 3.9 billion gallons of water were distributed in our Delaware systems and approximately 57.4 million gallons of water were distributed in our Maryland systems.

Wastewater Division

Artesian Wastewater owns wastewater collection and treatment infrastructure and began providing regulated wastewater services to customers in Delaware in July 2005.   Artesian Wastewater Maryland was incorporated on June 3, 2008 and is able to provide regulated wastewater services to customers in the State of Maryland.   It is not currently providing these services in Maryland.  Our residential and commercial wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  The number of Delaware wastewater customers totaled approximately 2,300 as of June 30, 2019, an increase of approximately 300, or 16.3%, compared to June 30, 2018.  In addition, Artesian Wastewater entered into a wastewater services agreement with Allen Harim Foods, LLC, or Allen Harim, a large industrial customer, under which service is expected to begin in 2019.  The wastewater services agreement with Allen Harim is discussed further in the “Strategic Direction” section below.

Non-Regulated Division

Artesian Utility provides contract water and wastewater operation services to private, municipal and governmental institutions.  Artesian Utility also offers three protection plans to customers, the WSLP Plan, the SSLP Plan, and the ISLP Plan.  SLP Plan customers are billed a flat monthly or quarterly rate, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  As of June 30, 2019, approximately 19,400, or 23.4%, of our eligible water customers enrolled in the WSLP Plan, approximately 15,700, or 19.0%, of our eligible customers enrolled in the SSLP Plan, and approximately 6,700, or 8.1%, of our eligible customers enrolled in the ISLP Plan.  Approximately 1,900 non-utility customers enrolled in one of our three protection plans.

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

On September 27, 2016, Artesian Wastewater entered into a wastewater services agreement with Allen Harim for Artesian Wastewater to provide treatment and disposal services for sanitary wastewater discharged from Allen Harim’s properties located in Sussex County, Delaware upon completion of a pipeline to transfer the sanitary wastewater.  The pipeline was completed in the second quarter of 2017.   The transfer of sanitary wastewater began in the second quarter of 2019.  On January 27, 2017, Artesian Wastewater entered into a second wastewater agreement with Allen Harim for Artesian Wastewater to provide disposal services for approximately 1.5 mgd of treated industrial process wastewater upon completion of an approximately eight mile pipeline that will transfer the wastewater from Allen Harim’s properties to a 90 million gallon storage lagoon at Artesian’s Sussex Regional Recharge Facility.  We will use the reclaimed wastewater for spray irrigation on agricultural land in the area.  The completion of the industrial process wastewater pipeline and storage lagoon should occur during 2019.  Construction of the facility is 98% complete and nearing commencement of operation pending permit approval.

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

Results of Operations – Analysis of the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018.

Operating Revenues

Revenues totaled $20.7 million for the three months ended June 30, 2019, $0.4 million, or 2.0%, more than revenues for the three months ended June 30, 2018. Water sales revenue increased $0.3 million, or 1.8%, for the three months ended June 30, 2019 from the corresponding period in 2018, primarily due to an increase in consumption and an increase in DSIC revenue.  Effective January 1, 2019, the DSIC rate increased from 4.71% to 5.55%, resulting in an increase of $0.1 million in DSIC revenue for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  Approximately $3.8 million was refunded to customers during the second quarter of 2019, the majority of which was issued as a credit to customer bills.  This amount was previously held in reserve and was not included in water sales revenue or net income.  We realized 88.1% and 88.3% of our total operating revenue for the three months ended June 30, 2019 and June 30, 2018, respectively, from the sale of water.

Other utility operating revenue increased approximately $0.1 million, or 6.0%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  The increase is primarily due to an increase in wastewater revenue from customer growth.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.4 million, or 3.6%, for the three months ended June 30, 2019, compared to the same period in 2018.   The components of the change in operating expenses primarily include an increase in utility operating expenses of $0.2 million, an increase in non-utility operating expenses of $0.1 million and an increase in property and other taxes of $0.1 million.

Utility operating expenses increased $0.2 million, or 2.3%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  The net increase is primarily related to the following.

Payroll, employee benefit costs and related expenses increased $0.4 million primarily due to an increase in and timing of compensation.

Repair and maintenance expense decreased $0.2 million, primarily due to the painting of an elevated water storage tank in 2018 in our Cecil County, Maryland system as well as timing of expenses related to the maintenance of water treatment equipment, specifically carbon filter replacements, in our Delaware water system.

Non-utility expenses increased approximately $0.1 million, or 16.2%, primarily due to an increase in payroll and benefit costs as well as an increase in plumbing services related to the SLP Plans.

Property and other taxes increased $0.1 million, or 5.9%, primarily due to an increase in utility plant subject to taxation. Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.  In addition, payroll taxes increased related to increased payroll related expenses.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 54.6% for the three months ended June 30, 2019, compared to 53.8% for the three months ended June 30, 2018.

Depreciation and amortization expense increased $0.2 million, or 7.2%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense decreased $0.2 million, or 15.3%, primarily due to the amortization of the deferred tax regulatory liability related to the reduction in the federal corporate income tax rate by the TCJA.

Interest Charges

Interest expense increased $0.2 million primarily due to long-term debt interest associated with the $7.5 million wastewater loan issued in August 2018 and the $4.5 million wastewater loan issued in December 2018.  In addition, short-term debt interest increased due to an increase in the amount borrowed under lines of credit and an increase in the interest rate.

Net Income

Our net income applicable to common stock decreased $0.1 million.  Operating revenues increased $0.4 million, while operating expenses increased $0.3 million and interest expense increased $0.2 million.

Results of Operations – Analysis of the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018.

Operating Revenues

Revenues totaled $40.0 million for the six months ended June 30, 2019, $0.9 million, or 2.3%, more than revenues for the six months ended June 30, 2018. Water sales revenue increased $0.6 million, or 1.8%, for the six months ended June 30, 2019 from the corresponding period in 2018, primarily due to an increase in DSIC revenue, an increase in consumption revenue and an increase from customer growth.  Effective January 1, 2019, the DSIC rate increased from 4.71% to 5.55%, resulting in an increase of $0.2 million in DSIC revenue for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  As a result of the reduced tariff rates approved by the DEPSC on January 31, 2019 related to the impact of the TCJA, approximately $3.8 million was refunded to customers during the second quarter of 2019, the majority of which was issued as a credit to customer bills.  This amount was previously held in reserve and was not included in water sales revenue or net income.  We realized 87.7% and 88.2% of our total operating revenue for the six months ended June 30, 2019 and June 30, 2018, respectively, from the sale of water.

Other utility operating revenue increased approximately $0.2 million, or 8.9%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  The increase is primarily due to an increase in wastewater revenue from customer growth.

Non-utility operating revenue increased approximately $0.1 million, or 3.8%, for the six months ended June 30, 2019 compared to the same period in 2018.  The increase is primarily due to an increase in SLP Plan revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.6 million, or 2.6%, for the six months ended June 30, 2019, compared to the same period in 2018.  The components of the change in operating expenses primarily include an increase in utility operating expenses of $0.2 million, an increase in non-utility operating expenses of $0.2 million and an increase in property and other taxes of $0.1 million.

Utility operating expenses increased $0.2 million, or 1.4%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  The net increase is primarily related to the following.

Payroll, employee benefit costs and related expenses increased $0.4 million primarily due to an increase in compensation.

Repair and maintenance expense decreased $0.2 million, primarily due to the painting of an elevated water storage tank in 2018 in our Cecil   County, Maryland system as well as timing of expenses related to the maintenance of water treatment equipment, specifically carbon filter replacements, in our Delaware water system.

Non-utility expenses increased approximately $0.2 million, or 15.9%, primarily due to an increase in payroll and benefit costs as well as an increase in plumbing services related to the SLP Plans.

Property and other taxes increased $0.1 million, or 4.3%, primarily due to an increase in utility plant subject to taxation. Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.  In addition, payroll taxes increased related to increased payroll related expenses.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 56.2% for the six months ended June 30, 2019, compared to 56.0% for the six months ended June 30, 2018.

Depreciation and amortization expense increased $0.3 million, or 6.4%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense decreased $0.4 million, or 13.7%, primarily due to the amortization of the deferred tax regulatory liability related to the reduction in the federal corporate income tax rate by the TCJA.

Other Income, Net

Other income, net increased slightly.  AFUDC increased $0.2 million as a result of higher long-term construction activity subject to AFUDC for the six months ended June 30, 2019 compared to the same period in 2018.  Miscellaneous income decreased $0.2 million, primarily due to a decrease in the amount of the annual patronage refund paid by CoBank, ACB.  The annual patronage refund rate was reduced in 2019 to 0.80% from 1.00% of the average line of credit and loan volume outstanding.

Interest Charges

Interest expense increased $0.5 million primarily due to long-term debt interest associated with the $7.5 million wastewater loan issued in August 2018 and the $4.5 million wastewater loan issued in December 2018.  In addition, short-term debt interest increased due to an increase in the amount borrowed under lines of credit and an increase in the interest rate.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the six months ended June 30, 2019 were $9.0 million of cash provided by operating activities, $9.8 million from lines of credit borrowings, $3.3 million in net contributions and advances from developers and $0.6 million in net proceeds from the issuance of common stock. Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer. A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers. As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

Investment in Plant and Systems

The primary focus of Artesian Water’s investment is to continue to provide high quality reliable service to our growing service territory.  We invested approximately $18.2 million in capital expenditures during the first six months of 2019 compared to $23.0 million invested during the same period in 2018. During the first six months of 2019, we invested approximately $4.0 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities.  We invested $6.3 million to enhance or improve existing treatment facilities and replace aging wells and pumping equipment to better serve our customers.  We invested $1.2 million for equipment purchases, computer hardware and software upgrades and transportation equipment.  Developers financed $1.9 million for the installation of water mains and hydrants in 2019 compared to $2.0 million in 2018.  We invested $1.1 million to upgrade and automate our meter reading equipment.  We invested approximately $0.6 million in mandatory utility plant expenditures due to governmental highway projects, which required the relocation of water service mains in addition to facility improvements and upgrades. An additional $3.1 million was invested in wastewater projects in Delaware, of which $1.4 million was invested in the construction of an eight mile pipeline and a 90 million gallon storage lagoon for spray irrigation to dispose of treated wastewater from a new industrial customer that is scheduled to be completed in 2019.

We depend on the availability of capital for expansion, construction and maintenance. We have several sources of liquidity to finance our investment in utility plant and other fixed assets. We estimate that future investments will be financed by our operations and external sources, including a combination of capital investment and debt financing. We expect to fund our activities for the next twelve months using our available cash balances, bank credit lines, projected cash generated from operations and financing in the capital and debt markets, if necessary. Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by state Public Service Commissions.

Lines of Credit

At June 30, 2019, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources. As of June 30, 2019, there was $32.3 million of available funds under this line of credit.  The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 23, 2020 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At June 30, 2019, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland. As of June 30, 2019, there was $2.0 million of available funds under this line of credit.  The interest rate for borrowings under this line is LIBOR plus 1.50%.  The term of this line of credit expires on October 20, 2019. Artesian Water expects to renew this line of credit.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$25,699	$--	$--	$--

Long-Term Debt

Artesian’s long-term debt agreements contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guarantee certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business. In addition, we are required to abide by certain financial covenants and ratios.  As of June 30, 2019, we were in compliance with these covenants.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$5,356	$10,620	$10,517	$138,162	$164,655
State revolving fund loans (principal and interest)	1,002	1,841	1,296	3,341	7,480
Promissory note (principal and interest)	1,197	1,921	1,920	13,979	19,017
Operating leases	42	80	46	1,353	1,521
Operating agreements	71	98	76	920	1,165
Unconditional purchase obligations	3,892	5,866	95	---	9,853
Tank painting contractual obligation	213	---	---	---	213
Total contractual cash obligations	$11,773	$20,426	$13,950	$157,755	$203,904

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

Payments for unconditional purchase obligations reflect minimum water purchase obligations based on rates that are subject to change under our interconnection agreement with the Chester Water Authority, which expires December 31, 2021 and minimum water purchase obligations based on a contract rate under our interconnection agreement with the Town of North East, which expires June 26, 2024.

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

Information concerning our implementation and the impact of recent accounting pronouncements issued by the FASB is included in the notes to our 2018 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2018 and also in the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q (see Note 14).  We did not adopt any accounting policy in the first six months of 2019 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds and the term of the promissory note, which have final maturity dates ranging from 2028 to 2038, and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at June 30, 2019 were approximately $25.7 million.  An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing multi-year supply contracts at fixed prices.

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
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.*

*   Filed herewith
** Furnished herewith