Form 10-Q
period 2019-09-30
ARTESIAN RESOURCES CORP
filed 2019-11-08
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
Address of principal executive offices

(302) 453 – 6900
-----------------------------------------------------------
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock	ARTNA	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑	Yes	□	No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☑	Yes	□	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12(b)-2 of the Exchange Act.

Large Accelerated Filer □	Accelerated Filer ☑	Non-Accelerated Filer □	Smaller Reporting Company □	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ).

□	Yes	☑	No

As of November 5, 2019, 8,403,873 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

Part I	-	Financial Information:

Item 1	-	Financial Statements	Page(s)

		Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (unaudited)	3

		Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (unaudited)	5 - 6

		Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months period ended September 30, 2019 and 2018 (unaudited)	7 - 8

		Notes to the Condensed Consolidated Financial Statements	9 - 23

Item 2	-	Management's Discussion and Analysis of Financial Condition and Results of Operations	24 - 31

Item 3	-	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4	-	Controls and Procedures	32

Part II	-	Other Information	32

Item 1	-	Legal Proceedings	32

Item 1A	-	Risk Factors	32

Item 2	-	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3		Defaults Upon Senior Securities	32

Item 4		Mine Safety Disclosures	32

Item 5		Other Information	32

Item 6	-	Exhibits	33

Signatures

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	September 30, 2019	December 31, 2018
Utility plant, at original cost (less accumulated depreciation 2019 - $134,310; 2018 - $126,114)	$518,636	$498,678
Current assets
Cash and cash equivalents	458	293
Accounts receivable (less allowance for doubtful accounts - 2019 - $254; 2018 - $232)	6,647	8,159
Income tax receivable	182	772
Unbilled operating revenues	1,424	1,441
Materials and supplies	1,275	1,459
Prepaid property taxes	2,672	1,870
Prepaid expenses and other	2,197	2,124
Total current assets	14,855	16,118
Other assets
Non-utility property (less accumulated depreciation - 2019 - $780; 2018 - $734)	3,819	3,849
Other deferred assets	4,205	3,931
Operating lease right of use assets	489	–
Total other assets	8,513	7,780
Regulatory assets, net	6,933	7,254
Total Assets	$548,937	$529,830

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$9,284	$9,250
Preferred stock	–	–
Additional paid-in capital	101,552	100,639
Retained earnings	46,067	43,362
Total stockholders' equity	156,903	153,251
Long-term debt, net of current portion	114,558	115,862
	271,461	269,113
Current liabilities
Lines of credit	31,693	15,942
Current portion of long-term debt	1,671	1,725
Dividends payable	2,317	–
Accounts payable	4,950	8,187
Accrued expenses	2,561	3,902
Overdraft payable	51	117
Accrued interest	1,229	784
Income taxes payable	732	–
Customer deposits	1,074	1,044
Revenue reserve for refund	–	3,298
Other	3,969	2,732
Total current liabilities	50,247	37,731

Commitments and contingencies

Deferred credits and other liabilities
Net advances for construction	5,814	6,596
Operating lease liabilities	459	–
Regulatory liabilities	22,452	22,813
Deferred investment tax credits	495	508
Deferred income taxes	53,224	55,054
Total deferred credits and other liabilities	82,444	84,971

Net contributions in aid of construction	144,785	138,015
Total Liabilities and Stockholders' Equity	$548,937	$529,830
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2019	2018	2019	2018
Operating revenues
Water sales	$20,102	$19,469	$55,227	$53,983
Other utility operating revenue	1,245	1,189	3,515	3,273
Non-utility operating revenue	1,202	1,266	3,844	3,812
Total Operating Revenues	22,549	21,924	62,586	61,068

Operating expenses
Utility operating expenses	10,495	10,333	28,865	28,454
Non-utility operating expenses	838	735	2,385	2,069
Depreciation and amortization	2,679	2,513	8,117	7,623
State and federal income taxes	1,498	1,834	4,002	4,737
Property and other taxes	1,309	1,265	3,884	3,731
Total Operating Expenses	16,819	16,680	47,253	46,614

Operating income	5,730	5,244	15,333	14,454

Other income, net
Allowance for funds used during construction (AFUDC) construction (AFUDC)	566	146	1,058	413
Miscellaneous (expense) income	(73)	87	670	1,014

Income before interest charges	6,223	5,477	17,061	15,881

Interest charges	1,765	1,548	5,235	4,548

Net income applicable to common stock	$4,458	$3,929	$11,826	$11,333

Income per common share:
Basic	$0.48	$0.43	$1.28	$1.23
Diluted	$0.48	$0.42	$1.27	$1.22

Weighted average common shares outstanding:
Basic	9,283	9,244	9,272	9,235
Diluted	9,329	9,299	9,322	9,290

Cash dividends per share of common stock	$0.2459	$0.2387	$0.7341	$0.7126

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,826	$11,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,117	7,623
Deferred income taxes, net	(1,843)	1,314
Stock compensation	136	144
AFUDC, equity portion	(649)	(287)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	1,512	207
Income tax receivable	590	180
Unbilled operating revenues	17	101
Materials and supplies	184	230
Income taxes payable	732	–
Prepaid property taxes	(802)	(692)
Prepaid expenses and other	(73)	(124)
Other deferred assets	(300)	(199)
Regulatory assets	272	168
Regulatory liabilities	(361)	726
Accounts payable	(3,237)	(3,680)
Accrued expenses	(1,341)	599
Accrued interest	445	(635)
Revenue reserved for refund	(3,298)	–
Customer deposits and other, net	1,237	4,060
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,164	21,068

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(27,344)	(34,962)
Proceeds from sale of assets	43	44
NET CASH USED IN INVESTING ACTIVITIES	(27,301)	(34,918)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under lines of credit agreements	15,751	5,748
(Decrease) increase in overdraft payable	(66)	191
Net advances and contributions in aid of construction	5,968	6,634
Net proceeds from issuance of common stock	811	783
Issuance of long-term debt	–	7,500
Dividends paid	(6,804)	(6,579)
Debt issuance costs	–	(75)
Principal repayments of long-term debt	(1,358)	(1,071)
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,302	13,131

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	165	(719)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	293	952

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$458	$233

Non-cash Investing and Financing Activity:
Utility plant received as construction advances and contributions	$1,819	$623
Dividends declared but not paid	2,317	2,206

Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,790	$5,183
Income taxes paid	$4,850	$2,417

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Unaudited
(In thousands)

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2017	8,333	882	$8,333	$882	$99,526	$37,903	$146,644
Net income	–	–	–	–	–	3,478	3,478
Cash dividends declared
Common stock	–	–	–	–	–	(2,168)	(2,168)
Issuance of common stock
Dividend reinvestment plan	3	–	3	–	88	–	91
Employee stock options and awards(4)	–	–	–	–	47	–	47
Employee Retirement Plan(3)	12	–	12	–	290	–	302
Balance as of March 31, 2018	8,348	882	8,348	882	99,951	39,213	148,394
Net income	–	–	–	–	–	3,926	3,926
Cash dividends declared
Common stock	–	–	–	–	–	(4,411)	(4,411)
Issuance of common stock
Dividend reinvestment plan	2	–	2	–	91	–	93
Employee stock options and awards(4)	6	–	6	–	67	–	73
Employee Retirement Plan(3)	3	–	3	–	99	–	102
Balance as of June 30, 2018	8,359	882	8,359	882	100,208	38,728	148,177
Net income	–	–	–	–	–	3,929	3,929
Cash dividends declared
Common stock	–	–	–	–	–	(2,240)	(2,240)
Issuance of common stock
Dividend reinvestment plan	2	–	2	–	87	–	89
Employee stock options and awards(4)	–	–	–	–	48	–	48
Employee Retirement Plan(3)	3	–	3	–	79	–	82
Balance as of September 30, 2018	8,364	882	$8,364	$882	$100,422	$40,417	$150,085

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2018	8,368	882	$8,368	$882	$100,639	$43,362	$153,251
Net income	–	–	–	–	–	3,590	3,590
Cash dividends declared
Common stock	–	–	–	–	–	(2,241)	(2,241)
Issuance of common stock
Dividend reinvestment plan	2	–	2	–	85	–	87
Employee stock options and awards(4)	14	–	14	–	263	–	277
Employee Retirement Plan(3)	2	–	2	–	76	–	78
Balance as of March 31, 2019	8,386	882	8,386	882	101,063	44,711	155,042
Net income	–	–	–	–	–	3,778	3,778
Cash dividends declared
Common stock	–	–	–	–	–	(4,563)	(4,563)
Issuance of common stock
Dividend reinvestment plan	3	–	3	–	87	–	90
Employee stock options and awards(4)	5	–	5	–	38	–	43
Employee Retirement Plan(3)	3	–	3	–	110	–	113
Balance as of June 30, 2019	8,397	882	8,397	882	101,298	43,926	154,503
Net income	–	–	–	–	–	4,458	4,458
Cash dividends declared
Common stock	–	–	–	–	–	(2,317)	(2,317)
Issuance of common stock
Dividend reinvestment plan	3	–	3	–	115	–	118
Employee stock options and awards(4)	–	–	–	–	45	–	45
Employee Retirement Plan(3)	2	–	2	–	94	–	96
Balance as of September 30, 2019	8,402	882	$8,402	$882	$101,552	$46,067	$156,903

(1)
At September 30, 2019 and September 30, 2018, Class A Common Stock had 15,000,000 shares authorized.  For the same periods, shares issued, inclusive of treasury shares, were 8,432,220 and 8,393,208, respectively.

(2)	At September 30, 2019 and September 30, 2018, Class B Common Stock had 1,040,000 shares authorized and 881,452 shares issued.
(3)	Artesian Resources Corporation registered 500,000 shares of Class A Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
(4)
Under the Equity Compensation Plan, effective December 9, 2015, Artesian Resources Corporation authorized up to 331,500 shares of Class A Common Stock for issuance of grants in forms of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the 2015 Plan. Includes stock compensation expense for September 30, 2019 and September 30, 2018, see Note 5-Stock Compensation Plans.

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

Artesian Consulting Engineers ceased offering services in 2011.  In September 2019, the Board of Directors of Artesian Consulting Engineers unanimously approved its dissolution.  Also, in September 2019, the Board of Directors of Artesian Resources Corporation, the sole shareholder of Artesian Consulting Engineers, unanimously approved the dissolution of Artesian Consulting Engineers.  The Company filed a Certificate of Dissolution with the Delaware Secretary of State in October 2019.

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

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company's balance sheet position as of September 30, 2019, the results of its operations for the three and nine months periods ended September 30, 2019 and September 30, 2018, its cash flows for the nine month periods ended September 30, 2019 and September 30, 2018 and the changes in stockholders’ equity for the three and nine months period ended September 30, 2019 and 2018.  The December 31, 2018 Condensed Consolidated Balance Sheet was derived from the Company’s December 31, 2018 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.

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

The Company has agreements for land easements and office equipment under operating leases.  The Company evaluated each lease agreement to determine whether the lease was to be accounted for as an operating or financing lease.  It was determined that all leases subject to this new standard are operating leases and are recognized on a straight line basis.  The amount of ROU assets and related liabilities recognized on the Condensed Consolidated Balance Sheet as of September 30, 2019 are approximately $489,000 and reported as “Operating Lease Right of Use Assets” and “Operating Lease Liabilities.”  The adoption of this new standard impacted our consolidated balance sheets, but did not have a material effect on our consolidated results of operations or cash flows.

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

Artesian’s operating revenues are primarily attributable to contract services based upon tariff rates approved by the Delaware Public Service Commission, or DEPSC, the Maryland Public Service Commission, or MDPSC and the Pennsylvania Public Utility Commission, or PAPUC.  Tariff contract service revenues consist of water consumption, industrial wastewater services, fixed fees for water and wastewater services including customer and fire protection fees, service charges and Distribution System Improvement Charges, or DSIC, billed to customers at rates outlined in our tariffs that represent stand-alone selling prices.  Our non-tariff contract revenues consist of Service Line Protection Plan, or SLP Plan, fees, water and wastewater contract operations and wastewater inspection fees.  Other operating revenue primarily consists of developer guarantee contributions for wastewater and rental income for antenna contracts.

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

Artesian generates revenue from industrial wastewater services provided to a customer in Sussex County, Delaware.  We recognize industrial wastewater service revenue at a contract rate on a monthly basis for the volume of wastewater transferred to Artesian’s wastewater facilities based upon meter readings for actual gallons of wastewater transferred.  These services are invoiced at the end of every month based on the actual meter readings for that month, and therefore there is no contract asset or liability associated with this revenue.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by service type; all revenues are generated within a similar geographical location:

As a result of the reduced tariff rates approved by the DEPSC on January 31, 2019, the tariff revenues presented below for the three months ended September 30, 2018 and the nine months ended September 30, 2018 were reallocated to the appropriate line items for comparison purposes.

(in thousands)	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Tariff Revenue
Consumption charges	$12,844	$13,672	$34,320	$36,459
Fixed fees	6,529	6,305	19,525	19,009
Service charges	133	183	467	508
DSIC	1,334	655	3,129	2,203
Industrial wastewater services	10	–	14	–
Revenue reserved for refund – TCJA impact	–	(655)	–	(2,203)
Total Tariff Revenue	$20,850	$20,160	$57,455	$55,976

Non-Tariff Revenue
Service line protection plans	$1,039	$982	$3,117	$2,960
Contract operations	210	329	866	1,025
Inspection fees	69	115	155	171
Total Non-Tariff Revenue	$1,318	$1,426	$4,138	$4,156

Other Operating Revenue not in scope of ASC 606	$381	$338	$993	$936

Total Operating Revenue	$22,549	$21,924	$62,586	$61,068

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	September 30, 2019	December 31, 2018

Contract Assets – Tariff	$2,367	$2,367

Deferred Revenue
Deferred Revenue – Tariff	$1,058	$1,025
Deferred Revenue – Non-Tariff	239	227
Total Deferred Revenue	$1,297	$1,252

Refund Liability - Tariff	$–	$3,298

For the nine months ended September 30, 2019, the Company recognized revenue of $1.0 million from amounts that were included in Deferred Revenue – Tariff at the beginning of the year and revenue of $207,000 from amounts that were included in Deferred Revenue – Non- Tariff at the beginning of the year.

The increases (decreases) of Accounts Receivable, Contract Assets and Deferred Revenue were primarily due to normal timing differences between our performance and customer payments. The Refund Liability as of December 31, 2018 is based on the calculated amount approved by the DEPSC on January 31, 2019 related to the TCJA.  This amount was refunded to customers during the second quarter of 2019.

Remaining Performance Obligations

As of September 30, 2019 and December 31, 2018, Deferred Revenue – Tariff is recorded net of contract assets within Unbilled operating revenues and represents our remaining performance obligations for our fixed fee water and wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of September 30, 2019 and December 31, 2018, Deferred Revenue – Non-Tariff is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services and wastewater inspections, which are expected to be satisfied and associated revenue recognized within the next three months and one year for the SLP Plan revenue and inspection fee revenue, respectively.

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

Rent expense for all operating leases except those with terms of 12 months or less comprises:

	(in thousands)
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Minimum rentals	$7	$16
Contingent rentals	--	-

	$7	$16

Supplemental cash flow information related to leases is as follows:

(in thousands)
Nine Months Ended September 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$489

Supplemental balance sheet information related to leases is as follows:

(in thousands, except lease term and discount rate)
September 30, 2019

Operating Leases:
Operating lease right-of-use assets	$489

Other current liabilities	$19
Operating lease liabilities	459
Total operating lease liabilities	$478

Weighted Average Remaining Lease Term
Operating leases	57 years
Weighted Average Discount Rate
Operating leases	4.9%

Maturities of operating lease liabilities that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2019 are as follows:

(in thousands)
Operating Leases
Year
2019	$42
2020	42
2021	33
2022	23
2023	23
Thereafter	1,338
Total undiscounted lease payments	$1,501
Less effects of discounting	(1,023)
Total lease liabilities recognized	478

The change in accounting due to the adoption of the new lease guidance did not result in a material change to the future minimum rental payments when compared to December 31, 2018.  As of September 30, 2019, we have not entered into operating or finance leases that will commence at a future date.

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

Compensation expense, for the three and nine months ended September 30, 2019, of approximately $45,000 and $136,000, respectively, was recorded for restricted stock awards issued in May 2018 and May 2019. For the three and nine months ended September 30, 2018, compensation expense of approximately $49,000 and $144,000, respectively, was recorded for restricted stock awards issued in May 2017 and May 2018. Costs were determined based on the fair value on the dates of the awards and those costs were charged to income over the service periods associated with the awards. There was no stock compensation cost capitalized as part of an asset.

On May 8, 2019, 5,000 shares of Class A Common Stock, or Class A Stock, were granted as restricted stock awards.  The fair value per share was $36.11, the closing price of the Class A Stock as recorded on the NASDAQ Global Select Market on May 8, 2019. Prior to their release date, these restricted stock awards may be subject to forfeiture in the event of the recipient’s termination of service.

On May 2, 2018, 5,000 shares of Class A Stock were granted as restricted stock awards.  The fair value per share was $38.51, the closing price of the Class A Stock as recorded on the NASDAQ Global Select Market on May 2, 2018.

The following summary reflects changes in the shares of Class A Stock underlying options and restricted stock awards for the nine months ended September 30, 2019:

	Options				Restricted Awards
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)	Outstanding Restricted Stock Awards	Weighted Average Grant Date Fair Value
Plan options/restricted stock awards
Outstanding at January 1, 2019	168,750	$20.11		$2,491	5,000	$38.51
Granted	–	–		–	5,000	$36.11
Exercised/vested and released	(13,500)	16.94		297	(5,000)	$38.51
Expired/cancelled	–	–		–	–	–
Outstanding at September 30, 2019	155,250	$20.38	2.787	$2,580	5,000	$36.11

Exercisable/vested at September 30, 2019	155,250	$20.38	2.787	$2,580	–	–

The total intrinsic value of options exercised during the nine months ended September 30, 2019 was approximately $297,000.

There were no unvested option shares outstanding under the 2015 Plan during the nine months ended September 30, 2019.

As of September 30, 2019, there were no unrecognized expenses related to non-vested option shares granted under the 2015 Plan.

As of September 30, 2019, there was $109,000 total unrecognized expenses related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.60 years, the remaining vesting period for the restricted stock awards.

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

The postretirement benefit obligation is the recognition of an offsetting regulatory liability as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees.  Artesian Water contributed approximately $17,000 to its postretirement benefit plan in the first nine months of 2019. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

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

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Rate case studies	5
Debt related costs	15 to 25 (based on term of related debt)
Goodwill (resulting from acquisition of Mountain Hill Water Company in 2008)	50
Deferred acquisition costs (resulting from purchase of water assets in Cecil County, Maryland in 2011 and Port Deposit, Maryland in 2010)	20
Franchise Costs (resulting from purchase of water assets in Cecil County, Maryland in 2011)	80

Regulatory assets, net of amortization, comprise:
	(in thousands)
	September 30, 2019	December 31, 2018

Postretirement benefit obligation	$74	$74
Deferred income taxes	389	401
Expense of rate case studies	30	46
Debt issuance costs	5,557	5,815
Goodwill	290	295
Deferred acquisition and franchise costs	593	623
	$6,933	$7,254

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

The postretirement benefit obligation is the recognition of an offsetting regulatory asset as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees when they render the services necessary to earn the benefits.  Artesian Water contributed approximately $17,000 to its postretirement benefit plan in the first nine months of 2019. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

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

Regulatory liabilities comprise:
	(in thousands)
	September 30, 2019	December 31, 2018

Postretirement benefit obligation	$52	$52
Utility plant retirement cost obligation	291	319
Deferred income taxes (related to TCJA)	22,109	22,442

	$22,452	$22,813

NOTE 8 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards.

The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)

Weighted average common shares outstanding during the period for Basic computation	9,283	9,244	9,272	9,235
Dilutive effect of employee stock options and awards	46	55	50	55

Weighted average common shares outstanding during the period for Diluted computation	9,329	9,299	9,322	9,290

For both the three and nine months ended September 30, 2019, 5,000 shares of restricted stock awards were excluded from the calculations of diluted net income per share.  For the three and nine months ended September 30, 2018, no shares of restricted stock awards were excluded from the calculations of diluted net income per share. Due to unrecognized compensation costs, the hypothetical repurchase of shares exceeded the number of restricted shares expected to vest during the period, creating an anti-dilutive effect. For the three and nine months ended September 30, 2019 and September 30, 2018, no shares of stock options were excluded from the calculations of diluted net income per share, as the calculated proceeds from the options’ exercise were lower than the average market price of the Company’s common stock during the period.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Common Stock, or Class B Stock.  As of September 30, 2019, 8,403,243 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of September 30, 2018, 8,364,231 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share.  During the three months ended September 30, 2019 and September 30, 2018, the Company issued 5,929 and 4,493 shares of Class A Stock, respectively.  For the nine months ended September 30, 2019 and September 30, 2018, the Company issued 34,215 and 30,777 shares of Class A Stock, respectively.

Equity per common share was $16.92 and $16.53 at September 30, 2019 and December 31, 2018, respectively. These amounts were computed by dividing common stockholders' equity by the number of shares of common stock outstanding on September 30, 2019 and December 31, 2018, respectively.

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

The following table summarizes (1) Artesian Water’s applications with the DEPSC to collect DSIC rates and (2) the rates upon which eligible plant improvements are based:

Application Date	11/29/2016	05/31/2018	11/28/2018	05/29/2019
DEPSC Approval Date	12/20/2016	06/19/2018	12/20/2018	06/18/2019
Effective Date	01/01/2017	07/01/2018	01/01/2019	07/1/2019
Cumulative DSIC Rate	4.71%	3.63%	5.55%	7.41%
Net Eligible Plant Improvements – Cumulative Dollars (in millions)	$16.6	$24.7	$30.4	$43.1
Eligible Plant Improvements – Installed Beginning Date	10/01/2014	10/01/2014	10/01/2014	10/01/2014
Eligible Plant Improvements – Installed Ending Date	10/31/2016	04/30/2018	10/31/2018	04/30/2019

The DSIC rate effective July 1, 2019 replaces the DSIC rate effective January 1, 2019.  This increased rate reflects the eligible plant improvements installed through April 30, 2019.  The DSIC rates effective January 1, 2019 and July 1, 2019 are still subject to audit at a later date by the DEPSC.  For the three and nine months ended September 30, 2019, we earned approximately $1.3 million and $3.1 million in DSIC revenue, respectively.  For the three and nine months ended September 30, 2018, we earned approximately $0.7 million and $2.2 million in DSIC revenue, respectively.

NOTE 10 – INCOME TAXES

The TCJA made many significant changes to the Internal Revenue Code, including, but not limited to (1) reducing the federal corporate tax rate to a flat 21%; (2) creating a 30% limitation on deductible interest expense (not applicable to regulated utilities); (3) eliminating future bonus depreciation deductions on utility plant capital projects that began after December 31, 2017; (4) eliminating the domestic production activities deduction; (5) eliminating the corporate alternative minimum tax and changing how existing alternative minimum tax credits can be realized; (6) changing the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017 and (7) repealing the exclusion from gross income contributions in aid of construction (CIAC) for water utilities.  The most significant change that impacted Artesian Resources was the reduction of the corporate federal income tax rate from our previous effective rate of 34% to the new flat tax rate of 21% beginning January 1, 2018.  The SEC Staff issued Accounting Bulletin No. 118, Income Tax Accounting of the TCJA, allowing provisional amounts to be reported based on reasonable estimates, subject to adjustment during a one year measurement period.  In 2018 the Company finalized making such adjustments.  However, since many provisions of the 2017 Tax Act still do not have final guidance issued, it may be necessary for the Company to make future adjustments based on such new guidance.

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

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known.  The Company had previously recorded a provision for the possible disallowance of a portion of the repair deduction for the tax return year of 2015.  The statute of limitations lapsed during the third quarter of 2019, which resulted in the reversal of the reserve in the amount of approximately $73,000. The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense.  The Company has accrued approximately $17,000 in penalties and interest for the nine months ended September 30, 2019. The Company remains subject to examination by federal and state authorities for the tax years 2016 through 2018.

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

Long-term Financial Liabilities

All of Artesian Resources’ outstanding long-term debt as of September 30, 2019 and December 31, 2018 was fixed-rate.  The fair value of the Company’s long-term debt is determined by discounting its future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  Level 2 is valued using observable inputs other than quoted prices.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt (including current portion) are shown below:

In thousands
	September 30, 2019	December 31, 2018
Carrying amount	$116,229	$117,587
Estimated fair value	$129,783	$116,818

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

NOTE 12 – RELATED PARTY TRANSACTIONS

On September 23, 2018, the Board elected Mr. Michael Houghton to serve as a director for the remainder of the three year term class that expires at the Annual Meeting of the Class B Stock shareholders to be held in 2021 and until his respective successor shall be elected and qualified. Mr. Houghton is a Partner in the law firm of Morris Nichols Arsht & Tunnell, or MNAT, in Wilmington, Delaware.  In the normal course of business, the Company utilizes the services of MNAT for various regulatory, real estate and public policy matters. Approximately $45,000 and $168,000 was paid to MNAT during the three and nine months ended September 30, 2019, respectively, for legal services. Approximately $65,000 and $182,000 was paid to MNAT during the three and nine months ended September 30, 2018, respectively, for legal services.  As of September 30, 2019, the Company did not have an accounts payable balance due to MNAT.

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

NOTE 14 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

There was no new guidance issued by the FASB during the nine months ended September 30, 2019 that is applicable to the Company.

NOTE 15 - SUBSEQUENT EVENT

On October 8, 2019, Artesian Water Company entered into an interest rate lock agreement, or the Agreement, with CoBank, ACB, or CoBank.  The Company is seeking to finance a $30 million principal amount First Mortgage Bond, or the Bond.  The Agreement allows for a maturity period of 30 years and a fixed interest rate of 4.42% per annum, or the Fixed Rate, for the Bond.  The Agreement is effective through December 31, 2019, or the Settlement Date.  Pursuant to the Agreement, the Bond is not subject to redemption based on mortgage style amortization; interest on the outstanding principal balance will be payable quarterly on the 30th day of January, April, July and October each year.  The proceeds from the sale of the Bond shall be used to pay down outstanding lines of credit of Artesian Water, any additional proceeds shall be used to fund future capital investments in Artesian Water.  Closing on the debt financing is subject to approval by the DEPSC.  Also pursuant to the Agreement, the Company agrees to pay to CoBank, on demand, a broken funding charge if the Company does not, for any reason whatsoever, borrow the entire $30 million principal amount on or before the Settlement Date.  The broken funding charge shall be in an amount equal to the present value of the sum of all losses and expenses incurred by CoBank in retiring, liquidating, or reallocating any debt, obligation, or cost incurred or allocated by CoBank to fund or hedge the Fixed Rate.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2019

OVERVIEW

Our profitability is primarily attributable to the sale of water. Gross water sales composed 88.2% of total operating revenues for the nine months ended September 30, 2019.  Our profitability is also attributed to the various contract operations, water, sewer and internal SLP Plans and other services we provide.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

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

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue.  As of September 30, 2019, we had approximately 87,000 metered water customers in Delaware, an increase of approximately 1,400 compared to September 30, 2018.  The number of metered water customers in Maryland totaled approximately 2,470 as of September 30, 2019, an increase of approximately 110 compared to September 30, 2018.  The number of metered water customers in Pennsylvania remained consistent compared to September 30, 2018. For the nine months ended September 30, 2019, approximately 6.3 billion gallons of water were distributed in our Delaware systems and approximately 90.3 million gallons of water were distributed in our Maryland systems.

Wastewater Division

Artesian Wastewater owns wastewater collection and treatment infrastructure and began providing regulated wastewater services to customers in Delaware in July 2005.   Artesian Wastewater Maryland was incorporated on June 3, 2008 and is able to provide regulated wastewater services to customers in the State of Maryland.  It is not currently providing these services in Maryland.  Our residential and commercial wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.  The number of Delaware wastewater customers totaled approximately 2,350 as of September 30, 2019, an increase of approximately 310, or 15.3%, compared to September 30, 2018.  In addition, Artesian Wastewater entered into wastewater services agreements with Allen Harim Foods, LLC, or Allen Harim, a large industrial customer.  The wastewater services agreements with Allen Harim are discussed further in the “Strategic Direction” section below.

Non-Regulated Division

Artesian Utility provides contract water and wastewater operation services to private, municipal and governmental institutions.  Artesian Utility also offers three protection plans to customers, the WSLP Plan, the SSLP Plan, and the ISLP Plan.  SLP Plan customers are billed a flat monthly or quarterly rate, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  As of September 30, 2019, approximately 19,300, or 23.1%, of our eligible water customers enrolled in the WSLP Plan, approximately 15,600, or 18.7%, of our eligible customers enrolled in the SSLP Plan, and approximately 6,800, or 8.2%, of our eligible customers enrolled in the ISLP Plan.  Approximately 1,800 non-utility customers enrolled in one of our three protection plans.

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

On October 1, 2019, Artesian Water purchased utility assets from High Point Associates, L.P. and connected these assets to our public water system to serve the residents of High Point Park located in Kent County, Delaware consisting of approximately 400 customers.

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

On September 27, 2016, Artesian Wastewater entered into a wastewater services agreement with Allen Harim for Artesian Wastewater to provide treatment and disposal services for sanitary wastewater discharged from Allen Harim’s properties located in Sussex County, Delaware upon completion of a pipeline to transfer the sanitary wastewater.  The pipeline was completed in the second quarter of 2017.   The transfer of sanitary wastewater began in the second quarter of 2019.  On January 27, 2017, Artesian Wastewater entered into a second wastewater agreement with Allen Harim for Artesian Wastewater to provide disposal services for approximately 1.5 mgd of treated industrial process wastewater upon completion of an approximately eight mile pipeline that will transfer the wastewater from Allen Harim’s properties to a 90 million gallon storage lagoon at Artesian’s Sussex Regional Recharge Facility.  We will use the reclaimed wastewater for spray irrigation on agricultural land in the area.  The completion of the industrial process wastewater pipeline and storage lagoon should occur during 2019.  Construction of the facility is substantially complete and nearing commencement of operation pending permit approval.

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

Results of Operations – Analysis of the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018.

Operating Revenues

Revenues totaled $22.5 million for the three months ended September 30, 2019, $0.6 million, or 2.9%, more than revenues for the three months ended September 30, 2018. Water sales revenue increased $0.6 million, or 3.3%, for the three months ended September 30, 2019 from the corresponding period in 2018, primarily due to an increase in DSIC revenue related to a rate increase from 3.63% to 7.41% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.  We realized 89.1% and 88.8% of our total operating revenue for the three months ended September 30, 2019 and September 30, 2018, respectively, from the sale of water.

Other utility operating revenue increased approximately $0.1 million, or 4.7%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.  The increase is primarily due to an increase in wastewater revenue from customer growth.

Non-utility operating revenue decreased approximately $0.1 million, or 5.1%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.  The decrease is primarily due to a decrease in contract service revenue related to a reduction in treatment plant operation services.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.3 million, or 2.5%, for the three months ended September 30, 2019, compared to the same period in 2018.  The components of the change in operating expenses primarily include an increase in utility operating expenses of $0.2 million and an increase in non-utility operating expenses of $0.1 million.

Utility operating expenses increased $0.2 million, or 1.6%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily related to an increase in administration, water treatment, and purchased water costs.

Non-utility expenses increased approximately $0.1 million, or 14.1%, primarily due to an increase in payroll and benefit costs as well as an increase in plumbing services related to the SLP Plans.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 56.1% for the three months ended September 30, 2019, compared to 56.3% for the three months ended September 30, 2018.

Depreciation and amortization expense increased $0.2 million, or 6.6%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense decreased $0.3 million, or 18.3%, primarily due to a reversal of a federal tax deduction, the Domestic Production Activities Deduction, recorded in 2018 that was disallowed by the TCJA as well as the amortization of the deferred tax regulatory liability in 2019 related to the reduction in the federal corporate income tax rate by the TCJA.

Other Income, Net

Other income increased $0.3 million, primarily due to an increase in AFUDC of $0.4 million, as a result of higher long-term construction activity subject to AFUDC for the three months ended September 30, 2019 compared to the same period in 2018.  Miscellaneous income decreased $0.2 million, primarily due to a one-time additional patronage payment from CoBank, ACB, in 2018 related predominately to savings generated from the TCJA.

Interest Charges

Interest expense increased $0.2 million, primarily due to long-term debt interest associated with the $7.5 million wastewater loan issued in August 2018 and the $4.5 million wastewater loan issued in December 2018.  In addition, short-term debt interest increased due to an increase in the amount borrowed under lines of credit and an increase in the interest rate.

Net Income

Our net income applicable to common stock increased $0.5 million, primarily due to an increase in operating income.

Results of Operations – Analysis of the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018.

Operating Revenues

Revenues totaled $62.6 million for the nine months ended September 30, 2019, $1.5 million, or 2.5%, more than revenues for the nine months ended September 30, 2018.  Water sales revenue increased $1.2 million, or 2.3%, for the nine months ended September 30, 2019 from the corresponding period in 2018, primarily due to an increase in DSIC revenue and an increase from customer growth.  The DSIC rates during the first nine months of 2018 were 4.71% for six months and 3.63% for three months.  The DSIC rates during the first nine months of 2019 were 5.55% for six months and 7.41% for three months.  As a result of the reduced tariff rates approved by the DEPSC on January 31, 2019 related to the impact of the TCJA, approximately $3.8 million was refunded to customers during the second quarter of 2019, the majority of which was issued as a credit to customer bills.  This amount was previously held in reserve and was not included in water sales revenue or net income.  We realized 88.2% and 88.4% of our total operating revenue for the nine months ended September 30, 2019 and September 30, 2018, respectively, from the sale of water.

Other utility operating revenue increased approximately $0.2 million, or 7.4%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.  The increase is primarily due to an increase in wastewater revenue from customer growth.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.9 million, or 2.6%, for the nine months ended September 30, 2019, compared to the same period in 2018.  The components of the change in operating expenses primarily include an increase in utility operating expenses of $0.4 million, an increase in non-utility operating expenses of $0.3 million and an increase in property and other taxes of $0.2 million.

Utility operating expenses increased $0.4 million, or 1.4%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.  The net increase is primarily related to the following.

Payroll, employee benefit costs and related expenses increased $0.4 million, primarily due to an increase in overall compensation.

 Administration costs increased $0.2 million, primarily due to an increase in regulatory application costs to expand our service territory in Delaware and contract services related to wastewater facilities.

Repair and maintenance expense decreased $0.2 million, primarily due to the painting of an elevated water storage tank in 2018 in our Cecil County, Maryland system as well as timing of expenses related to the maintenance of water treatment equipment, specifically carbon filter replacements, in our Delaware water system.

Non-utility expenses increased approximately $0.3 million, or 15.3%, primarily due to an increase in payroll and benefit costs as well as an increase in plumbing services related to the SLP Plans.

Property and other taxes increased $0.2 million, or 4.1%, primarily due to an increase in utility plant subject to taxation.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.  In addition, payroll taxes increased due to increased payroll related expenses.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 56.1% for both the nine months ended September 30, 2019 and September 30, 2018.

Depreciation and amortization expense increased $0.5 million, or 6.5%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense decreased $0.7 million, or 15.5%, primarily due to the amortization of the deferred tax regulatory liability related to the reduction in the federal corporate income tax rate by the TCJA and a reversal of a federal tax deduction, the Domestic Production Activities Deduction, recorded in 2018 that was disallowed by the TCJA.

Other Income, Net

Other income increased $0.3 million, or 21.1%, primarily due to an increase in AFUDC of $0.6 million as a result of higher long-term construction activity subject to AFUDC for the nine months ended September 30, 2019 compared to the same period in 2018.  Miscellaneous income decreased $0.3 million, primarily due to a one-time additional patronage payment in 2018 related predominately to savings generated from the TCJA as well as a decrease in the amount of the annual patronage refund, both paid by CoBank, ACB.  The annual patronage refund rate was reduced in 2019 to 0.80% from 1.00% of the average line of credit and loan volume outstanding.

Interest Charges

Interest expense increased $0.7 million primarily due to long-term debt interest associated with the $7.5 million wastewater loan issued in August 2018 and the $4.5 million wastewater loan issued in December 2018.  In addition, short-term debt interest increased due to an increase in the amount borrowed under lines of credit and an increase in the interest rate.

Net Income

Our net income applicable to common stock increased $0.5 million.  Operating revenues increased $1.5 million and other income, net increased $0.3 million, while operating expenses increased $0.6 million and interest expense increased $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the nine months ended September 30, 2019 were $13.2 million of cash provided by operating activities, $15.8 million from lines of credit borrowings, $6.0 million in net contributions and advances from developers and $0.8 million in net proceeds from the issuance of common stock.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

Investment in Plant and Systems

The primary focus of Artesian Water’s investment is to continue to provide high quality reliable service to our growing service territory.  We invested approximately $27.3 million in capital expenditures during the first nine months of 2019 compared to $35.0 million invested during the same period in 2018.  During the first nine months of 2019, we invested approximately $6.0 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities.  We invested $8.7 million to enhance or improve existing treatment facilities and replace aging wells and pumping equipment to better serve our customers.  We invested $1.7 million for equipment purchases, computer hardware and software upgrades and transportation equipment.  Developers financed $3.4 million for the installation of water mains and hydrants in 2019 compared to $3.3 million in 2018.  We invested $1.5 million to upgrade and automate our meter reading equipment.  We invested approximately $1.9 million in mandatory utility plant expenditures due to governmental highway projects, which required the relocation of water service mains in addition to facility improvements and upgrades.  An additional $4.1 million was invested in wastewater projects in Delaware, of which $2.1 million was invested in the construction of an eight mile pipeline and a 90 million gallon storage lagoon for spray irrigation to dispose of treated wastewater from a new industrial customer that is scheduled to be completed in 2019.

We depend on the availability of capital for expansion, construction and maintenance.  We have several sources of liquidity to finance our investment in utility plant and other fixed assets.  We estimate that future investments will be financed by our operations and external sources, including a combination of capital investment and debt financing. We expect to fund our activities for the next twelve months using our available cash balances, bank credit lines, projected cash generated from operations and financing in the debt markets.  Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by state Public Service Commissions.

Lines of Credit

At September 30, 2019, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources. As of September 30, 2019, there was $26.3 million of available funds under this line of credit.  The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 23, 2020 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At September 30, 2019, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland. As of September 30, 2019, there was $2.0 million of available funds under this line of credit.  The interest rate for borrowings under this line allows the Company to select either LIBOR plus 1.50% or a weekly variable rate established by CoBank; the Company has historically used the weekly variable interest rate.  The term of this line of credit expires on July 20, 2020. Artesian Water expects to renew this line of credit.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$31,693	$--	$--	$--

Long-Term Debt

Artesian’s long-term debt agreements contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guarantee certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business. In addition, we are required to abide by certain financial covenants and ratios.  As of September 30, 2019, we were in compliance with these covenants.

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$5,356	$10,620	$10,517	$138,162	$164,655
State revolving fund loans (principal and interest)	1,002	1,677	1,244	3,135	7,058
Promissory note (principal and interest)	958	1,921	1,921	13,740	18,540
Operating leases	42	75	46	1,338	1,501
Operating agreements	72	95	76	911	1,154
Unconditional purchase obligations	3,892	4,902	81	---	8,875
Tank painting contractual obligation	106	---	---	---	106
Total contractual cash obligations	$11,428	$19,290	$13,885	$157,286	$201,889

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

On October 8, 2019, Artesian Water Company entered into an interest rate lock agreement, or the Agreement, with CoBank, ACB, or CoBank.  The Company is seeking to finance a $30 million principal amount First Mortgage Bond, or the Bond.  The Agreement allows for a maturity period of 30 years and a fixed interest rate of 4.42% per annum, or the Fixed Rate, for the Bond.  The Agreement is effective through December 31, 2019, or the Settlement Date.  Pursuant to the Agreement, the Bond is not subject to redemption based on mortgage style amortization; interest on the outstanding principal balance will be payable quarterly on the 30th day of January, April, July and October each year.  The proceeds from the sale of the Bond shall be used to pay down outstanding lines of credit of Artesian Water, any additional proceeds shall be used to fund future capital investments in Artesian Water.  Closing on the debt financing is subject to approval by the DEPSC.  Also pursuant to the Agreement, the Company agrees to pay to CoBank, on demand, a broken funding charge if the Company does not, for any reason whatsoever, borrow the entire $30 million principal amount on or before the Settlement Date.  The broken funding charge shall be in an amount equal to the present value of the sum of all losses and expenses incurred by CoBank in retiring, liquidating, or reallocating any debt, obligation, or cost incurred or allocated by CoBank to fund or hedge the Fixed Rate.

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

Information concerning our implementation and the impact of recent accounting pronouncements issued by the FASB is included in the notes to our 2018 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2018 and also in the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.  We did not adopt any accounting policy in the first nine months of 2019 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds and the term of the promissory note, which have final maturity dates ranging from 2028 to 2038, and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at September 30, 2019 were approximately $31.7 million.  An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing multi-year supply contracts at fixed prices.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

Exhibit No.	Description

4.1	Interest Rate Lock Agreement, dated as of October 8, 2019, by and between Artesian Water
Company, Inc. and CoBank, ACB. Incorporated by reference to Exhibit 4.1 filed with the Company’s
Form 8-K filed on October 11, 2019.

4.2	Amended and Restated Revolving Credit Agreement between Artesian Water Company, Inc. and CoBank, ACB dated September 20, 2019*

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a–14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a–14(a) under the Securities Exchange Act of 1934, as amended.*

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).**

101
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.*

*   Filed herewith
** Furnished herewith