Form 10-K
period 2019-12-31
ARTESIAN RESOURCES CORP
filed 2020-03-13
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

⌧           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
OR
□          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-18516

ARTESIAN RESOURCES CORPORATION

 (Exact name of registrant as specified in its charter)

Delaware	51-0002090
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

664 Churchmans Road, Newark, Delaware 19702

Address of principal executive offices

(302) 453 – 6900

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock	ARTNA	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

□	Yes	☑	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

□	Yes	☑	No

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
Emerging Growth Company □

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. □

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

□	Yes	☑	No

The aggregate market value of the Class A Non-Voting Common Stock and Class B Common Stock held by non-affiliates of the registrant at June 30, 2019 was $300,398,576 and $8,784,299, respectively.  The aggregate market value of Class A Non-Voting Common Stock was computed by reference to the closing price of such class as reported on the Nasdaq Global Select Market on June 30, 2019, which trade date was June 28, 2019.  The aggregate market value of Class B Common Stock was computed by reference to the last reported trade of such class as reported on the OTC Bulletin Board as of June 30, 2019, which trade date was June 26, 2019.

As of March 9, 2020, 8,414,956 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

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

PART I

ITEM 1. BUSINESS

General Information

Artesian Resources Corporation, or Artesian Resources, is a Delaware corporation incorporated in 1927, that operates as the holding company of eight wholly-owned subsidiaries offering water, wastewater and other services in Delaware, Maryland and Pennsylvania.  The Company’s principal executive offices are located at 664 Churchmans Road, Newark, Delaware 19702.  Our principal subsidiary, Artesian Water Company, Inc., is the oldest and largest investor-owned public water utility on the Delmarva Peninsula, and has been providing superior water service since 1905.  We distribute and sell water, including water for public and private fire protection, to residential, commercial, industrial, municipal and utility customers in the states of Delaware, Maryland and Pennsylvania.  We provide wastewater services to customers in Delaware. In addition, we provide contract water and wastewater operations, and water, sewer and internal Service Line Protection Plans. Our Class A Non-Voting Common Stock is listed on the Nasdaq Global Select Market and trades under the symbol "ARTNA."  Our Class B Common Stock trades on the Nasdaq's OTC Bulletin Board under the symbol “ARTNB.”

Artesian Resources operates as the parent holding company of five regulated public utilities: Artesian Water Company, Inc., or Artesian Water, Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, Artesian Water Maryland, Inc., or Artesian Water Maryland, Artesian Wastewater Management, Inc., or Artesian Wastewater, and Artesian Wastewater Maryland, Inc., or Artesian Wastewater Maryland; and three non-regulated subsidiaries: Artesian Utility Development, Inc., or Artesian Utility, Artesian Development Corporation, or Artesian Development, and Artesian Storm Water Services, Inc., or Artesian Storm Water.  Artesian Consulting Engineers, Inc., a wholly-owned subsidiary, was dissolved effective October 11, 2019.  The terms "we," "our," “Artesian,” and the "Company" as used herein refer to Artesian Resources and its subsidiaries.  The business activity conducted by each of our subsidiaries is discussed below under separate headings.

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

We hold Certificates of Public Convenience and Necessity, or CPCNs, for approximately 288 square miles of exclusive water service territory, most of which is in Delaware and some in Maryland and Pennsylvania.  We hold CPCN’s for approximately 28 square miles of wastewater service territory located in Sussex County, Delaware.  Our largest connected regional water system, consisting of approximately 141 square miles and 76,300 metered customers, is located in northern New Castle County and portions of southern New Castle County, Delaware.  A significant portion of our exclusive service territory is in Sussex County, Delaware and remains undeveloped, and if and when development occurs and there is population growth in these areas, we will increase our customer base by providing water and/or wastewater service to the newly developed areas and new customers.

Subsidiaries

Artesian Water

Artesian Water, our principal subsidiary, is the oldest and largest public water utility in the State of Delaware and has been providing water service within the state since 1905.  Artesian Water distributes and sells water to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware.  In addition, Artesian Water provides services to other water utilities, including operations and billing functions, and has contract operation agreements with private and municipal water providers.  We also provide water for public and private fire protection to customers in our service territories.  Artesian Water produced approximately 88% of our 2019 consolidated operating revenues.

We derive about 91% of our self-supplied groundwater from wells that pump groundwater from aquifers and other formations located in the Atlantic Coastal Plain.  The remaining 9% of our groundwater supply comes from wells in the Piedmont Province.  We use a variety of treatment methods, including aeration, pH adjustment, chlorination, fluoridation, ultra violet oxidation, arsenic removal, nitrate removal, radium removal, iron removal, and carbon adsorption to meet federal, state and local water quality standards.  Additionally, a corrosion inhibitor is added to all of our self-supplied groundwater and most of the supply from interconnections.  We have 55 different water treatment facilities in our Delaware systems.  All water supplies that we purchase from neighboring utilities are potable.

To supplement our groundwater supply, we purchase treated surface water through interconnections only in the northern service area of our New Castle County, Delaware system.  The treated surface water is blended with our groundwater supply for distribution to our customers.  Nearly 86% of the overall 8.3 billion gallons of water we distributed in all of our Delaware systems during 2019 came from our groundwater wells, while the remaining 14% came from interconnections with other utilities and municipalities.  In Delaware in 2019, we pumped an average of 19.6 million gallons per day, or mgd, from our groundwater wells and obtained an average of approximately 3.2 mgd from interconnections.  Our peak water supply capacity currently is approximately 55.0 mgd.

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

In Delaware, we have 23 interconnections with two neighboring water utilities and six municipalities that provide us with the ability to purchase or sell water.  An interconnection agreement with Chester Water Authority has a "take or pay" clause requiring us to purchase 1.095 billion gallons annually.  During the fiscal year ended December 31, 2019, we used the minimum draw under this agreement.  The Chester Water Authority agreement, which expires December 31, 2021, provides for the right to extend the term of this agreement through and including December 31, 2047, at our option, subject to the approval of the Susquehanna River Basin Commission.  We provided written notice to Chester Water Authority that we do not intend to extend the term of the agreement under its existing terms.  All of the interconnections provide Artesian Water the ability to sell water to neighboring water utilities or municipalities.  Artesian Water also has an interconnection with the Town of Chesapeake City that provides the town approximately 98,000 gallons per day on average.  The interconnection is currently the town’s sole source of water supply.

As of December 31, 2019, we were serving customers through approximately 1,331 miles of transmission and distribution mains.  Mains range in diameter from two inches to twenty-four inches, and most of the mains are made of ductile iron or cast iron.

We have 30 storage tanks in Delaware, most of which are elevated, providing total system storage of 42 million gallons. We have developed and are using an Aquifer Storage and Recovery, or ASR, system in New Castle County, Delaware.  Our ASR system provides approximately 130 million gallons of storage capacity, which can be withdrawn at an average rate of approximately 1 mgd.  At some locations, we rely on hydropneumatic tanks to maintain adequate system pressures.  Where possible, we combine our smaller satellite systems with systems having elevated storage facilities.

Artesian Water Maryland

Artesian Water Maryland began operations in August 2007.  Artesian Water Maryland distributes and sells water to residential, commercial, industrial and municipal customers in Cecil County, Maryland.  Artesian Water Maryland owns and operates 9 public water systems including one in Port Deposit that has the ability to supply up to 1 mgd of water through an intake in the Susquehanna River.

The majority of the 0.1 billion gallons of water we distributed in all of our Maryland systems during 2019 came from our groundwater wells, while a portion came from treated surface water.  We have nine separate water treatment facilities in our Maryland systems.  We have one water treatment facility that treats surface water from the Susquehanna River, located in Cecil County, Maryland.  Our peak water supply capacity currently is approximately 2.0 mgd.  We have 7 storage tanks capable of storing approximately 2.4 million gallons.  We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

In Maryland, we have one interconnection that connects the Artesian Water system in Delaware to the Meadowview System, one interconnection with a neighboring utility, three interconnections with the Town of Elkton, and one interconnection with the Town of North East.  The interconnection with the Artesian Water Delaware system is capable of providing up to 3.0 mgd of water to our Maryland systems, of which 1.5 mgd is available to the Town of Elkton per our agreement with the town.

In January 2018, Artesian Water Maryland signed an interconnection agreement with the Town of North East.  In June 2019, a supplemental interconnection agreement was signed that superseded the previous agreement.  The agreement has a “take or pay” clause requiring us to purchase a minimum of 35,000 gallons per day, while the Town of North East shall make available to Artesian Water Maryland up to 305,000 gallons per day.

Artesian Water Pennsylvania

Artesian Water Pennsylvania began operations in 2002.  It provides water service to a residential community in Chester County, Pennsylvania.

Artesian Wastewater

Artesian Wastewater is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company.  Artesian Wastewater owns and operates four wastewater treatment facilities, which are permitted to treat approximately 500,000 gallons per day.  Artesian Wastewater and Sussex County, a political subdivision of Delaware, provide reciprocal services to address the periodic need of each for additional wastewater treatment and disposal capacity in certain service areas within Sussex County.  There are numerous locations in Sussex County where Artesian Wastewater’s and Sussex County’s facilities are capable of being connected or integrated to allow for the movement and disposal of wastewater generated by one or the other’s system in a manner that most efficiently and cost effectively manages wastewater transmission, treatment and disposal.  Artesian Wastewater has substantially completed a disposal facility that includes a 90 million gallon storage lagoon and spray irrigation to agricultural land.  This facility will be used to provide treated process wastewater disposal services for an industrial customer at a rate of approximately 1.5 million gallons per day.  We currently expect this facility to be completed during 2020 with commencement of operation upon permit approval.

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

Artesian Utility currently operates wastewater treatment facilities for the town of Middletown, in southern New Castle County, Delaware, or Middletown, under a renegotiated 20-year contract that expires in July 2039. The company has been operating these facilities, which currently include two wastewater treatment stations with a combined capacity of up to approximately 2.8 mgd and the related wastewater disposal facilities, since 1998. The wastewater treatment facilities in Middletown provide reclaimed wastewater for use in spray irrigation on public and agricultural lands in the area.

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

Artesian Development

Artesian Development is a real estate holding company that owns properties, including land approved for office buildings, a water treatment plant and wastewater facility, as well as property for current operations, including an office facility in Sussex County, Delaware.  The facility consists of approximately 10,000 square feet of office space along with nearly 10,000 square feet of warehouse space.

Artesian Storm Water

Artesian Storm Water, incorporated on January 17, 2017, was formed to provide design, installation, maintenance and repair services related to existing or proposed storm water management systems in Delaware and the surrounding areas.  The ability to offer storm water services will complement the primary water and wastewater services that we provide.

Artesian Consulting Engineers

Artesian Consulting Engineers, Inc., a wholly owned subsidiary, ceased offering services in 2011 and the corporation was dissolved as of October 11, 2019.

Regulatory Matters

Overview

Our water and wastewater utility operations are subject to regulation by their respective state regulatory commissions, which have broad administrative power and authority to regulate rates charged for service, determine franchise areas and conditions of service, approve acquisitions, authorize the issuance of securities and other matters.  The profitability of our utility operations is influenced, to a great extent, by the timeliness and adequacy of regulatory relief we are granted by the respective regulatory commissions or authorities in the states in which we operate.  See Note 14 to our Consolidated Financial Statements for a full description of recent regulatory proceedings.

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

Under Delaware state laws and regulations, we are required to file applications with DNREC for water allocation permits for each of our operating wells pumping greater than 50,000 gallons per day.  For any wells in the Delaware River Basin, we must also file allocation permits with the Delaware River Basin Commission, or DRBC.  We have 126 operating and 60 observation and monitoring wells in our Delaware systems.  At December 31, 2019, we had allocation permits for 104 wells and 22 wells that do not require a permit.

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

The MDE ensures that water quality and quantity at all public water systems in Maryland meet the needs of the public and are in compliance with federal and state regulations. The MDE also ensures that public drinking water systems provide safe and adequate water to all current and future users in Maryland, and that appropriate usage, planning, and conservation policies are implemented for Maryland’s water resources. The MDE oversees the development of Source Water Assessments for water supplies and issues water appropriation permits for public drinking water systems.  In order to appropriate water for municipal, commercial, industrial or other non-domestic uses, a Water Appropriation Permit must be obtained.  Issuance of the permit involves evaluating the needs of the user and the potential impact of the withdrawal on neighboring users and the water source in order to maximize beneficial use of the water.  Permits for large appropriations often involve conducting pump tests to measure adequacy of an aquifer and safe yield of a well, or reviewing stream flow records to determine the adequacy of a surface water source.  Regulations require all new community water systems to have sufficient technical, managerial and financial capacity to provide safe drinking water to their consumers prior to being issued a Construction Permit.  Also, capacity management guidance contains capacity limiting factors that can include, source capacity, treatment capacity and appropriation permit quantity.  The quantity of water withdrawn from the Port Deposit surface water intake is allocated by the Susquehanna River Basin Commission, or SRBC, and MDE.  We have 14 operating wells and one surface water in-take in our Maryland systems.

The Clean Water Act has established the foundation for wastewater discharge control in the United States.  The Clean Water Act established a control program for ensuring that communities have clean water by regulating the release of contaminants into waterways.  Permits that limit the amounts of pollutants discharged are required of all wastewater dischargers under the National Pollutant Discharge Elimination System, or the NPDES, permit program.  In accordance with the NPDES permit program, the implementing states set maximum discharge limits for wastewater effluents and overflows from wastewater collection systems. Discharges that exceed the limits specified under the NPDES permit program can lead to the imposition of penalties.  The Clean Water Act also requires that wastewater treatment plant discharges meet a minimum of secondary treatment.  The secondary treatment process can remove 90% to 99% of the organic matter in wastewater.  Our removal efficiency is generally 96% to 98%.

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

Employees

The Company has no collective bargaining agreements with any of its employees, and its work force is not union organized or union represented.  As of December 31, 2019, we had a total of 239 employees.  We believe that our employee relations are good.  Compensation and benefits are reviewed annually and are considered competitive within both the industry and the areas where we operate.

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

We rely on governmental approvals in the States of Delaware, Maryland and Pennsylvania, as well as from the Delaware River Basin Commission and Susquehanna River Basin Commission for applicable water allocation, water appropriation and water capacity permits.  In addition, we rely on governmental approvals in the State of Delaware for applicable wastewater collection, treatment and disposal permits that will assist in the operation of our wastewater business.

Our water and wastewater services are governed by various federal and state governmental agencies.  Pursuant to these regulations, we are required to obtain various permits for any additional systems to assist in our operations.  If any of those permit approvals are not received timely or at all, we may risk the loss of economic opportunity and our ability to create additional systems for the effective operation of our water business in the States of Delaware, Maryland and Pennsylvania or our wastewater business in the State of Delaware.  We can provide no assurances that we will receive all necessary permits to create additional systems to assist in the operation of our water or wastewater business.

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

Aging infrastructure may lead to service disruptions, property damage and increased capital expenditures and operation and management costs, all of which could negatively impact our financial results.

We have risks associated with aging infrastructure, including water and sewer mains, pumping stations and water and wastewater treatment facilities. Additionally, the nature of information available on buried and newly acquired assets may be limited, which may challenge our ability to conduct efficient asset management and maintenance practices. Assets that have aged beyond their expected useful lives may experience a higher rate of failure. Failure of aging infrastructure could result in increased capital expenditures and operation and management costs. In addition, failure of aging infrastructure may result in property damage, and in safety, environmental and public health impacts. To the extent that any increased costs or expenditures are not fully recovered in rates, our results of operations, liquidity and cash flows could be negatively impacted.

We are dependent on the continuous and reliable operation of our information technology systems.

We rely on our information technology systems to manage our operation of our business.  Specifically, our business relies on the following technology systems: customer information system, financial reporting system, asset tracking system, remote monitoring system for some of our treatment, storage and pumping facilities, human resources management system, inventory management system, and accounts receivable collection management system.  Such systems require periodic modifications, upgrades or replacement that subject us to inherent costs and risks, including substantial capital expenditures, additional administration and operating expenses, and other risks and costs of delays in transitioning to new systems or of integrating new systems into our current systems.  Our computer and communications systems and operations could be damaged or interrupted by natural disasters, telecommunications failures or acts of war or terrorism or similar events or disruptions.  A loss of these systems or major problems with the operation of these systems could affect our operations and have a material adverse effect on our results of operations.

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

We have security measures in place at our facilities, including for delivery and handling of certain chemicals, as well as programs in place to ensure employee awareness of potential threats.  We have and will continue to bear any increase in costs, most of which have been recoverable under state regulatory policies, for security precautions to protect our facilities, operations and supplies.  While the costs of increases in security, including capital expenditures, may be significant, we expect these costs to continue to be recoverable in water and wastewater rates.  Despite our security measures, we may not be in a position to control the outcome of terrorist events, or other attacks on our water systems, should they occur.

There can be no assurance that we will continue to pay dividends in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

Dividends on our common stock will only be paid if and when declared by our Board of Directors. Our earnings, financial condition, capital requirements, applicable regulations and other factors, including the timeliness and adequacy of rate increases, will determine both our ability to pay dividends on common stock and the amount of the dividends declared by our Board of Directors. There can be no assurance that we will continue to pay dividends in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

The price of our common stock may be volatile and may be affected by market conditions beyond our control.

The trading price of our common stock may fluctuate in the future based on a variety of factors, many of which are beyond our control and unrelated to our financial results. Factors that could cause fluctuations in the trading price of our common stock include but are not limited to volatility of the general stock market or the utility stock index, regulatory developments, general economic conditions and trends, actual or anticipated changes or fluctuations in our results of operations, actual or anticipated changes in the expectations of investors or securities analysts, actual or anticipated developments in our competitors’ businesses or the competitive landscape generally, litigation involving us or our industry, major catastrophic events or sales of large blocks of our stock. Furthermore, we believe that stockholders invest in public utility stocks in part because they seek reliable dividend payments. If there is an over supply of stock of public utilities in the market relative to demand by such investors, the trading price of our common stock may decrease. Additionally, if interest rates rise above the dividend yield offered by our common stock, demand for our stock and its trading price may also decrease.

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

Artesian Water owns land, rights-of-way, easements, transmission and distribution mains, pump facilities, treatment plants, storage tanks, meters, vehicles and related equipment and facilities throughout Delaware, of which the majority are used for utility operations.  Artesian Water Pennsylvania owns easements, transmission and distribution mains and meters in Pennsylvania.  Artesian Water Maryland owns land, rights-of-way, easements, transmission and distribution mains, pump facilities, treatment plants, storage tanks and meters throughout Cecil County, Maryland.  Artesian Wastewater owns land, rights-of-way, easements, collection mains, lift stations and treatment/disposal facilities in Southern Delaware.  The following table indicates our utility plant as of December 31, 2019.

Utility plant comprises:
In thousands
	Estimated Useful Life (In Years)	December 31, 2019
Utility plant at original cost
Utility plant in service-Water
Intangible plant	---	$140
Source of supply plant	45-85	22,611
Pumping and water treatment plant	8-62	90,795
Transmission and distribution plant
Mains	81	277,125
Services	39	48,190
Storage tanks	76	27,968
Meters	26	27,498
Hydrants	60	15,071
General plant	5-31	61,512

Utility plant in service-Wastewater
Treatment and disposal plant	21-81	19,315
Collection mains and lift stations	81	19,348
General plant	5-31	1,223

Property held for future use	---	24,632
Construction work in progress	---	31,881
		667,309
Less – accumulated depreciation		136,588
		$530,721

Substantially all of Artesian Water's utility plant, except the utility plant in the town of Townsend, Delaware, is pledged as security for our First Mortgage Bonds.  As of December 31, 2019, no other water utility plant has been pledged as security for loans.  Two parcels of land in Artesian Wastewater are pledged as security for a loan.

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

Market Information for the Company’s Common Equity

Artesian Resources' Class A Non-Voting Common Stock, or Class A Stock, is listed on the Nasdaq Global Select Market and trades under the symbol "ARTNA."  On March 9, 2020, the last closing sale price as reported by the Nasdaq Global Select Market was $35.32 per share.  As of March 9, 2020 there were 604 holders of record of the Class A Stock.

Our Class B Common Stock, or Class B Stock, is quoted on the OTC Bulletin Board under the symbol "ARTNB."  There has been a limited and sporadic public trading market for the Class B Stock.  As of March 9, 2020, the last reported trade of the Class B Stock on the OTC Bulletin Board was at a price of $35.00 per share on March 5, 2020.  As of March 9, 2020, there were 146 holders of record of the Class B Stock.  The Class B shares are paid the same dividend as the Class A shares.

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, we did not issue any unregistered shares of our Class A or Class B Stock.

The following graph compares the percentage change in cumulative shareholder return on the Company’s Class A Stock with the Standard & Poor’s 500 Stock Index and a Peer Group of water utility companies.  The graph covers the period from December 2014 (assuming a $100 investment on December 31, 2014, and the reinvestment of any dividends) through December 2019:

		INDEXED RETURNS
	Base Period	Years Ending December 31
Company Name / Index	2014	2015	2016	2017	2018	2019
Artesian Resources Corporation	100	127.53	151.66	187.92	174.41	191.25
S&P 500 Index	100	101.38	113.51	138.29	132.23	173.86
Peer Group	100	112.75	138.44	176.71	177.94	238.69

The Peer Group includes American States Water Company, American Water Works Company, Inc., Aqua America, Inc., California Water Service Group, Connecticut Water Service, Inc. (included through October 9, 2019 when it was acquired by SJW Group), Middlesex Water Company, SJW Group and York Water Company.

ITEM 6.	SELECTED FINANCIAL DATA

The selected statement of operations and balance sheet data shown below were derived from our consolidated financial statements.  The consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K.  The consolidated statement of operations data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 have been derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K.  You should read this selected financial data together with our consolidated financial statements and related notes, as well as the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In thousands, except per share data	2019	2018	2017	2016	2015

STATEMENT OF OPERATIONS

Operating revenues
Water sales	$73,609	$70,829	$73,058	$70,587	$68,932
Other utility operating revenue	4,916	4,456	4,177	3,816	3,694
Non-utility operating revenue	5,070	5,126	5,000	4,686	4,398
Total operating revenues	$83,595	$80,411	$82,235	$79,089	$77,024

Operating expenses
Operating and maintenance	$42,504	$41,209	$41,054	$38,260	$38,453
Depreciation and amortization	10,803	10,288	9,555	9,188	8,837
State and federal income taxes	5,181	4,991	7,295	8,331	7,784
Property and other taxes	5,182	4,968	4,731	4,491	4,368
Total operating expenses	$63,670	$61,456	$62,635	$60,270	$59,442

Operating income	$19,925	$18,955	$19,600	$18,819	$17,582
Other income, net	2,024	1,575	560	779	721
Total income before interest charges	$21,949	$20,530	$20,160	$19,598	$18,303

Interest charges	$7,024	$6,252	$6,177	$6,644	$6,998

Net income	$14,925	$14,278	$13,983	$12,954	$11,305
Dividends on preferred stock (1)
Net income applicable to common stock	$14,925	$14,278	$13,983	$12,954	$11,305

Net income per share of common stock:
Basic	$1.61	$1.55	$1.52	$1.42	$1.26
Diluted	$1.60	$1.54	$1.51	$1.41	$1.26

Average shares of common stock outstanding:
Basic	9,277	9,239	9,175	9,098	8,960
Diluted	9,326	9,293	9,242	9,161	9,005
Cash dividends per share of common stock	$0.98	$0.95	$0.93	$0.90	$0.87

In thousands	2019	2018	2017	2016	2015
BALANCE SHEET
Utility plant, at original cost less accumulated depreciation	$530,721	$498,678	$460,502	$425,502	$405,606
Total assets	$560,368	$529,830	$494,639	$450,976	$431,626
Lines of credit	$7,500	$15,942	$9,610	$7,130	$10,487
Long-term obligations and redeemable preferred stock, including current portions	$145,862	$117,587	$106,931	$103,647	$104,936
Stockholders’ equity	$160,268	$153,251	$146,644	$139,023	$132,331
Total capitalization	$304,424	$269,113	$252,231	$241,354	$235,978

(1) There are no shares of preferred stock issued and outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our profitability is primarily attributable to the sale of water. Gross water sales comprised 88.1% of total operating revenues for the year ended December 31, 2019.  Our profitability is also attributed to the various contract operations, SLP Plans, wastewater services and other services we provide.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. Our contract operations, SLP Plans, wastewater services and other services provide a revenue stream that is not affected by changes in weather patterns.

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

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue.  As of December 31, 2019, we had approximately 87,800 metered water customers in Delaware, an increase of approximately 1,900 compared to December 31, 2018.  The number of metered water customers in Maryland totaled approximately 2,500 as of December 31, 2019, a slight increase compared to December 31, 2018.  The number of metered water customers in Pennsylvania remained consistent compared to December 31, 2018.  For the year ended December 31, 2019, approximately 8.3 billion gallons of water were distributed in our Delaware systems and approximately 118 million gallons of water were distributed in our Maryland systems.

Wastewater Division

Artesian Wastewater owns wastewater collection and treatment infrastructure and began providing regulated wastewater services to customers in Delaware in July 2005.  Artesian Wastewater Maryland was incorporated on June 3, 2008 and is able to provide regulated wastewater services to customers in the State of Maryland.  It is not currently providing these services in Maryland.  Our residential and commercial wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  The number of Delaware wastewater customers totaled approximately 2,400 as of December 31, 2019, an increase of approximately 300, or 15.3%, compared to December 31, 2018.  In addition, Artesian Wastewater entered into a wastewater services agreement with Allen Harim Foods, LLC, or Allen Harim, a large industrial customer.  The wastewater services agreement with Allen Harim is discussed further in the “Strategic Direction” section below.

Non-Regulated Division

Artesian Utility provides contract water and wastewater operation services to private, municipal and governmental institutions.  Artesian Utility also offers three protection plans to customers, the WSLP Plan, the SSLP Plan, and the ISLP Plan.  SLP Plan customers are billed a flat monthly or quarterly rate, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  As of December 31, 2019, approximately 20,200, or 24.1%, of our eligible water customers enrolled in the WSLP Plan, approximately 15,800, or 18.9%, of our eligible customers enrolled in the SSLP Plan, and approximately 7,000, or 8.4%, of our eligible customers enrolled in the ISLP Plan.  Approximately 1,900 non-utility customers enrolled in one of our three protection plans.

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

On September 27, 2016, Artesian Wastewater entered into a wastewater services agreement with Allen Harim for Artesian Wastewater to provide treatment and disposal services for sanitary wastewater discharged from Allen Harim’s properties located in Sussex County, Delaware upon completion of a pipeline to transfer the sanitary wastewater.  The pipeline was completed in the second quarter of 2017.  The transfer of sanitary wastewater began in the second quarter of 2019.  On January 27, 2017, Artesian Wastewater entered into a second wastewater agreement with Allen Harim for Artesian Wastewater to provide disposal services for approximately 1.5 million gallons per day of treated industrial process wastewater upon completion of an approximately eight mile pipeline that will transfer the wastewater from Allen Harim’s properties to a 90 million gallon storage lagoon at Artesian’s Sussex Regional Recharge Facility, or  SRRF.  We will use the reclaimed wastewater for spray irrigation on agricultural land in the area.  We currently expect this facility to be completed during 2020. Construction of the facility is substantially complete and nearing commencement of operation pending permit approval.

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

In our non-regulated division, we continue pursuing opportunities to expand our contract operations.  Through Artesian Utility, we will seek to expand our contract design, engineering and construction services of water and wastewater facilities for developers, municipalities and other utilities.  We also anticipate continued growth due to our water, sewer and internal SLP Plans.  Artesian Development owns two nine-acre parcels of land, located in Sussex County, Delaware, which will allow for construction of a water treatment facility and wastewater treatment facility.  Artesian Storm Water was formed in 2017 to expand contract work related to the design, installation, maintenance and repair services associated with existing or proposed storm water management systems in Delaware and the surrounding areas.

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

All additions to utility plant are recorded at cost.  Cost includes direct labor, materials, and indirect charges for  items such as transportation, supervision, pension, medical, and other fringe benefits related to employees engaged in construction activities.  When depreciable units of utility plant are retired, any cost associated with retirement, less any salvage value or proceeds received, is charged to a regulated retirement liability.  Maintenance, repairs, and replacement of minor items of utility plant are charged to expense as incurred.

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

Our long-lived assets consist primarily of utility plant in service and regulatory assets.  We review for impairment of our long-lived assets, including utility plant in service, in accordance with the requirements of FASB ASC Topic 360.  We review regulatory assets for the continued application of FASB ASC Topic 980.  Our review determines whether there have been changes in circumstances or events that have occurred that require adjustments to the carrying value of these assets.  Adjustments to the carrying value of these assets would be made in instances where changes in circumstances or events indicate the carrying value of the asset may not be recoverable in rates charged to customers.  The Company believes there are no impairments in the carrying amounts of its long-lived assets or regulatory assets at December 31, 2019.

Results of Operations

2019 Compared to 2018

Operating Revenues

Revenues totaled $83.6 million for the year ended December 31, 2019, $3.2 million, or 4.0%, more than revenues for the year ended December 31, 2018.  Water sales revenue increased $2.8 million, or 3.9%, for the year ended December 31, 2019 from the corresponding period in 2018, primarily due to an increase in DSIC revenue, an increase in overall water consumption and an increase from customer growth.  The DSIC rates in 2018 were 4.71% for the first six months and 3.63% for the last six months.  The DSIC rates during 2019 were 5.55% for the first six months and 7.41% for the last six months.  As a result of the reduced tariff rates approved by the DEPSC on January 31, 2019 related to the impact of the Tax Cuts and Jobs Act of 2017, or TCJA, approximately $3.8 million was refunded to customers during the second quarter of 2019, the majority of which was issued as a credit to customer bills.  This amount was previously held in reserve and was not included in water sales revenue or net income.  We realized 88.1% of our total operating revenue for the years ended December 31, 2019 and December 31, 2018, respectively, from the sale of water.

Other utility operating revenue increased approximately $0.5 million, or 10.3%, for the year ended December 31, 2019 compared to the year ended December 31, 2018.  The increase is primarily due to an increase in wastewater revenue from customer growth, partially offset by a decrease in water service charges.
Non-utility operating revenue decreased approximately $0.1 million, or 1.1%, for the year ended December 31, 2019 compared to the same period in 2018.  The decrease is primarily due to a decrease in contract revenue, partially offset by an increase in SLP Plan revenue.

Percentage of Operating Revenues
	2019	2018	2017
Water Sales
Residential	52.8%	52.7%	52.9%
Commercial	21.0	21.4	21.6
Industrial	0.1	0.1	0.1
Government and Other	14.1	13.9	14.2
Other utility operating revenues	5.9	5.5	5.1
Non-utility operating revenues	6.1	6.4	6.1
Total	100.0%	100.0%	100.0%

Residential

Residential water service revenues in 2019 amounted to $44.2 million, an increase of $1.8 million, or 4.2%, above the $42.4 million recorded in 2018, primarily due to an increase in DSIC revenue and an increase in overall water consumption.  The volume of water sold to residential customers increased to 3,900 million gallons in 2019 compared to 3,803 million gallons in 2018, a 2.6% increase.  The number of residential customers served increased by approximately 1,900, or 2.3%, in 2019.

Commercial

Water service revenues from commercial customers in 2019 increased by 2.2%, to $17.6 million in 2019 from $17.2 million in 2018, primarily due to an increase in DSIC revenue and an increase in overall water consumption.  The volume of water sold to commercial customers increased to 2,303 million gallons in 2019 compared to 2,256 million gallons sold in 2018, an increase of 2.1%.

Industrial

Water service revenues from industrial customers increased to $88,000 in 2019 from $51,000 in 2018.  The volume of water sold to industrial customers increased to 11.1 million gallons in 2019 from 4.8 million gallons in 2018.

Government and Other

Government and other water service revenues in 2019 increased by 5.3%, from $11.2 million in 2018 to $11.8 million in 2019, an increase in DSIC revenue and an increase in overall water consumption. The volume of water sold to government and other customers increased to 993 million gallons in 2019 compared to 927 million gallons in 2018, an increase of 7.1%.

Other Utility Operating Revenue

Other utility operating revenue, derived from regulated wastewater services, contract operations, antenna leases on water tanks, finance/service charges, wastewater customer service revenues and industrial wastewater service revenues, increased 10.3%, from $4.5 million in 2018 to $4.9 million in 2019.  The increase is primarily due to an increase in wastewater revenue from customer growth, partially offset by a decrease in water service charges.

Non-Utility Operating Revenue

Non-utility operating revenue, derived from non-regulated water and wastewater operations, decreased slightly but remained at $5.1 million for the year December 31, 2019 compared to the year ended December 31, 2018.  The decrease is primarily due to a decrease in contract revenue, partially offset by an increase in SLP Plan revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $1.5 million, or 3.3%, for the year ended December 31, 2019 compared to the year ended December 31, 2018.  The components of the change in operating expenses primarily include an increase in utility operating expenses of $0.9 million, an increase in non-utility operating expenses of $0.4 million and an increase in property and other taxes of $0.2 million.

Utility operating expenses increased $0.9 million, or 2.2%, for the year ended December 31, 2019 compared to the year ended December 31, 2018.  The net increase is primarily related to the following.

-	Payroll, employee benefit costs and related expenses increased $0.7 million, primarily due to an increase in overall compensation and an increase in employee benefits costs.
-
Administration costs increased $0.3 million, primarily due to an increase in consulting services, and increases in regulatory application costs to expand our service territory in Delaware and contract services related to wastewater facilities.

-	Water treatment expense increased $0.2 million, primarily due to an increase in the purchase price and usage of certain chemicals in 2019, in addition to an increase in water testing costs.
-
Repair and maintenance expense decreased $0.3 million, primarily due to the painting of an elevated water storage tank in 2018 in our Cecil County, Maryland system as well as a decrease in expenses related to the maintenance of wells.

Non-utility expenses increased approximately $0.4 million, or 15.1%, primarily due to an increase in plumbing services related to the SLP Plans as well as an increase in payroll and benefit costs.

Property and other taxes increased $0.2 million, or 4.3%, primarily due to an increase in utility plant subject to taxation.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.
-

Percentage of Operating and Maintenance Expenses
	2019	2018	2017
Payroll and Associated Expenses	50.1%	48.9%	49.1%
Administrative	13.6	14.3	14.4
Purchased Water	9.9	10.1	10.7
Repair and Maintenance	9.3	10.3	10.0
Purchased Power	5.5	5.8	5.6
Water Treatment	3.8	3.6	3.4
Non-utility Operating	7.8	7.0	6.8

Total	100.0%	100.0%	100.0%

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 57.0% for the year ended December 31, 2019, compared to 57.4% for the year ended December 31, 2018.

Depreciation and amortization expense increased $0.5 million, or 5.0%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense increased $0.2 million, or 3.8%, primarily due to higher pre-tax income for the year ended December 31, 2019, compared to the year ended December 31, 2018.

Other Income, Net

Other income, net increased $0.4 million, or 28.5%, primarily due to an increase in allowance for funds used during construction, or AFUDC, of $0.8 million as a result of higher long-term construction activity subject to AFUDC for the year ended December 31, 2019 compared to the same period in 2018.  Miscellaneous income decreased $0.3 million, primarily due to a one-time additional patronage payment in 2018 related predominately to savings generated from the TCJA as well as a decrease in the amount of the annual patronage refund, both paid by CoBank, ACB.  The annual patronage refund rate was reduced in 2019 to 0.80% from 1.00% of the average line of credit and loan volume outstanding.

Interest Charges

Interest expense increased $0.8 million, primarily due to long-term debt interest associated with the $7.5 million wastewater loan issued in August 2018 and the $4.5 million wastewater loan issued in December 2018.  In addition, short-term debt interest increased due to an increase in the average amount borrowed under lines of credit and an increase in the interest rate.

Net Income

Our net income applicable to common stock increased $0.6 million.  Operating revenues increased $3.2 million and other income, net increased $0.4 million, while operating expenses increased $2.2 million and interest expense increased $0.8 million.

See Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report on Form 10-K for a comparative discussion of the years ended December 31, 2018 and 2017.

Liquidity and Capital Resources

Overview

The Company’s primary sources of liquidity for the year ended December 31, 2019 were $18.9 million provided by cash flow from operating activities, $30.0 million from a new First Mortgage Series Bond issued in December 2019, $10.5 million in net contributions and advances from developers and $1.0 million in net proceeds from the issuance of common stock.  These funds were used to invest $40.7 million in capital expenditures, to pay dividends of approximately $9.1 million and to repay $8.4 million of the Company’s line of credit.

We depend on the availability of capital for expansion, construction and maintenance.  We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations.  We expect that our net investments in our utility plant and systems in 2020 will be approximately $54.3 million.  Our total obligations related to interest and principal payments on indebtedness, rental payments and water service interconnection agreements for 2020 are anticipated to be approximately $12.6 million.  We expect to fund our activities for the next year using our available cash balances, bank credit lines, and projected cash generated from operations and potential capital market financings if necessary.  We believe that internally generated funds along with existing credit facilities will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements.  However, because part of our business strategy is to expand through strategic acquisitions, we may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes.  There is no assurance that we will be able to secure funding on terms acceptable to us, or at all.

Operating Activities

Our primary source of liquidity for the year ended December 31, 2019 was $18.9 million provided by cash flow from operating activities.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.  In addition, the Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.

Investment Activities

The primary focus of our investment in 2019 was to continue to provide high quality reliable service to our growing service territory.  We invested approximately $40.7 million in capital expenditures during 2019 compared to $49.1 million invested during the same period in 2018.  During 2019, we invested approximately $10.2 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities.  We invested $11.0 million to enhance or improve existing treatment facilities and replace aging wells and pumping equipment to better serve our customers.  We invested $3.1 million for equipment purchases, computer hardware and software upgrades and transportation equipment.  Developers financed $4.5 million for the installation of water mains and hydrants in 2019 compared to $4.7 million in 2018.  We invested $1.7 million to upgrade and automate our meter reading equipment.  We invested approximately $3.3 million in mandatory utility plant expenditures due to governmental highway projects, which required the relocation of water service mains in addition to facility improvements and upgrades. An additional $6.9 million was invested in wastewater projects in Delaware, of which $3.6 million was invested in the construction of an eight mile pipeline and a 90 million gallon storage lagoon for spray irrigation to dispose of treated wastewater from a new industrial customer that was substantially completed in 2019.

The following chart summarizes our investment in plant and systems over the past three fiscal years.

In thousands	2019	2018	2017

Source of supply, treatment and pumping	$13,000	$11,470	$5,778
Transmission and distribution	13,789	16,395	14,265
General plant and equipment	3,180	4,454	6,080
Developer financed utility plant	4,573	4,772	5,909
Wastewater facilities	7,021	12,389	9,290
Allowance for Funds Used During Construction, AFUDC	(886)	(427)	(227)

Total	$40,677	$49,053	$41,095

Of the $63.4 million expected to be invested in 2020, approximately $18.0 million will be for extending transmission and distribution facilities to address service needs in growth areas of our service territory.  Approximately $5.3 million will be invested in renewals associated with the rehabilitation of aging infrastructure and approximately $4.5 million will be invested in the relocations of facilities as a result of government mandates.  Approximately $18.0 million will be invested for new treatment facilities, facility upgrades, equipment and wells throughout Delaware, Maryland, and Pennsylvania to identify, develop, treat and protect sources of water supply to assure uninterrupted service to our customers.  In addition, we will refund $0.9 million to customers, real estate developers and builders related to previous advances for construction they provided to Artesian for distribution facilities on their properties.

We also plan to invest $4.9 million in general plant, which includes new corporate automation, building renovations and transportation and equipment upgrades.  Additionally, $11.8 million will be invested in Artesian Wastewater for ongoing construction of wastewater plants and force mains.  Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.  The Company's investment for 2020 is expected to be offset by developer contributions and advances of $9.1 million for a net investment of $54.3 million in 2020.

Financing Activities

We expect to fund our activities for the next twelve months using our available cash balances, bank credit lines, projected cash generated from operations, state revolving fund loans and potential capital market financings if necessary.

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

Lines of Credit and Long Term Debt

At December 31, 2019, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of December 31, 2019, there was $40.0 million of available funds under this line of credit.  The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 23, 2020 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At December 31, 2019, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of December 31, 2019, there was $12.5 million of available funds under this line of credit.  The interest rate for borrowings under this line allows the Company to select either LIBOR plus 1.50% or a weekly variable rate established by CoBank; the Company has historically used the weekly variable interest rate.  The patronage refunds earned by Artesian Water for 2019 and 2018 were $0.9 million and $1.2 million respectively.  The term of this line of credit expires on July 20, 2020. Artesian Water expects to renew this line of credit.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$7,500	$	-----	$	-----	$	-----

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$6,682	$13,272	$13,169	$201,275	$234,398
State revolving fund loans (principal and interest)	1,002	1,677	1,244	3,056	6,979
Promissory note (principal and interest)	958	1,921	1,921	13,499	18,299
Operating leases	42	70	46	1,320	1,478
Operating agreements	72	91	77	906	1,146
Unconditional purchase obligations	3,892	3,938	66	---	7,896
Total contractual cash obligations	$12,648	$20,969	$16,523	$220,056	$270,196

Artesian’s long-term debt agreements and revolving lines of credit contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guarantee certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business. In addition, we are required to abide by certain financial covenants and ratios.  As of December 31, 2019, we were in compliance with these covenants.

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

On December 17, 2019, Artesian Water Company entered into a Bond Purchase Agreement relating to the issue and sale by Artesian Water to CoBank of a $30 million principal amount First Mortgage Bond, Series V, or the Series V Bond, due October 31, 2049, or the Series V Maturity Date.  The Series V Bond was issued pursuant to Artesian Water’s Indenture of Mortgage dated as of July 1, 1961, as amended and supplemented by supplemental indentures, including the Twenty-Fourth Supplemental Indenture dated as of December 17, 2019 from Artesian Water  to Wilmington Trust Company, as Trustee.  The Indenture is a first mortgage lien against substantially all of Artesian Water’s utility plant.  The proceeds from the sale of the Bond were used to pay down outstanding lines of credit of the Company and a loan payable to Artesian Resources.  The DEPSC approved the issuance of the Series V Bond on November 14, 2019.

The Series V Bond carries an annual interest rate of 4.42% through but excluding the Series V Maturity Date. Interest is payable on January 30th, April 30th, July 30th and October 30th in each year and on the Series V Maturity Date, beginning January 30, 2020 until Artesian Water’s obligation with respect to the payment of principal, premium (if any) and interest shall be discharged.  Overdue payments shall bear interest as provided in the Twenty-Fourth Supplemental Indenture.  The term of the Series V Bond also includes certain limitations on Artesian Water’s indebtedness.

In order to control purchased power cost, in August 2018 Artesian Water entered into an electric supply contract with MidAmerican. The fixed rate for MidAmerican was lowered 10.8% starting in September 2018.  The previous  contract term was in effect since October 2015.  The current fixed price contract is effective from September 2018 through May 2022. In August 2018, Artesian Water Maryland entered into an electric supply agreement with Constellation NewEnergy.  The fixed rate for Constellation NewEnergy was lowered 4.9% starting in May 2019.  The previous contract term was in effect since December 2015.  The current fixed price contract is effective from May 2019 through May 2022.

In January 2018, Artesian Water Maryland signed an interconnection agreement with the Town of North East.  In June 2019, a supplemental interconnection agreement was signed that superseded the previous agreement.  The agreement has a “take or pay” clause requiring us to purchase a minimum of 35,000 gallons per day, while the Town of North East shall make available to Artesian Water Maryland up to 305,000 gallons per day.

Payments for unconditional purchase obligations reflect minimum water purchase obligations based on rates that are subject to change under our interconnection agreement with the Chester Water Authority, which expires December 31, 2021 and minimum water purchase obligations based on a contract rate under our interconnection agreement with the Town of North East, which expires June 26, 2024.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 20 to our Consolidated Financial Statements for a full description of the impact of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2028 to 2049, and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at December 31, 2019 were approximately $7.5 million.  An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing multi-year supply contracts at  fixed prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
In thousands

ASSETS	December 31, 2019	December 31, 2018
Utility plant, at original cost less accumulated depreciation	$530,721	$498,678
Current assets
Cash and cash equivalents	596	293
Accounts receivable (less allowance for doubtful accounts 2019 - $264; 2018-$232)	6,913	8,159
Income tax receivable	19	772
Unbilled operating revenues	1,211	1,441
Materials and supplies	1,264	1,459
Prepaid property taxes	1,954	1,870
Prepaid expenses and other	2,250	2,124
Total current assets	14,207	16,118
Other assets
Non-utility property (less accumulated depreciation 2019-$790; 2018-$734)	3,812	3,849
Other deferred assets	4,257	3,931
Operating lease right of use assets	480	—
Total other assets	8,549	7,780
Regulatory assets, net	6,891	7,254
Total Assets	$560,368	$529,830

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$9,292	$9,250
Preferred stock	—	—
Additional paid-in capital	101,811	100,639
Retained earnings	49,165	43,362
Total stockholders' equity	160,268	153,251
Long-term debt, net of current portion	144,156	115,862
	304,424	269,113
Current liabilities
Lines of credit	7,500	15,942
Current portion of long-term debt	1,706	1,725
Accounts payable	8,176	8,187
Accrued expenses	3,113	3,902
Overdraft payable	15	117
Accrued interest	830	784
Income taxes payable	343	—
Customer and other deposits	1,970	1,850
Revenue reserved for refund	—	3,298
Other	1,946	1,926
Total current liabilities	$25,599	$37,731

Commitments and contingencies (Note 12)

Deferred credits and other liabilities
Net advances for construction	$5,421	$6,596
Operating lease liabilities	450	—
Regulatory liabilities	22,246	22,813
Deferred investment tax credits	490	508
Deferred income taxes	52,259	55,054
Total deferred credits and other liabilities	$80,866	$84,971

Net contributions in aid of construction	149,479	138,015
Total Liabilities and Stockholders' Equity	$560,368	$529,830

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts

	For the Year Ended December 31,
	2019	2018	2017

Operating revenues
Water sales	$73,609	$70,829	$73,058
Other utility operating revenue	4,916	4,456	4,177
Non-utility operating revenue	5,070	5,126	5,000
Total Operating Revenues	83,595	80,411	82,235

Operating expenses
Utility operating expenses	39,189	38,330	38,277
Non-utility operating expenses	3,315	2,879	2,777
Depreciation and amortization	10,803	10,288	9,555
Taxes
State and federal income tax expense (benefit)
Current	8,420	4,172	(929)
Deferred	(3,239)	819	8,224
Property and other taxes	5,182	4,968	4,731
Total Operating Expenses	63,670	61,456	62,635

Operating income	19,925	18,955	19,600

Other income, net
Allowance for funds used during construction (AFUDC)	1,410	622	334
Miscellaneous	614	953	226
	2,024	1,575	560

Income before interest charges	21,949	20,530	20,160

Interest charges	7,024	6,252	6,177

Net income applicable to common stock	$14,925	$14,278	$13,983

Income per common share:
Basic	$1.61	$1.55	$1.52
Diluted	$1.60	$1.54	$1.51

Weighted average common shares outstanding:
Basic	9,277	9,239	9,175
Diluted	9,326	9,293	9,242

Cash dividends per share of common stock	$0.9837	$0.9549	$0.9269

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands
	For the Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,925	$14,278	$13,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,803	10,288	9,555
Deferred income taxes, net	(2,813)	899	8,206
Stock compensation	181	192	423
AFUDC, equity portion	(886)	(427)	(227)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(94)	(87)	(187)
Income tax receivable	753	1,581	(2,203)
Unbilled operating revenues	230	(14)	(24)
Materials and supplies	195	60	45
Income taxes payable	343	—	—
Prepaid property taxes	(84)	(75)	(126)
Prepaid expenses and other	(126)	(82)	(215)
Other deferred assets	(361)	(245)	(172)
Regulatory assets	388	417	405
Regulatory liabilities	(642)	(388)	(37)
Accounts payable	(11)	(666)	3,321
Accrued expenses	(789)	1,014	1,579
Accrued interest	46	(1,021)	805
Revenue reserved for refund	(3,298)	3,298	—
Customer deposits and other	110	119	648
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,870	29,141	35,779

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(40,677)	(49,053)	(41,094)
Proceeds from sale of assets	51	49	87
NET CASH USED IN INVESTING ACTIVITIES	(40,626)	(49,004)	(41,007)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under lines of credit agreements	(8,442)	6,332	2,480
(Decrease) increase in overdraft payable	(102)	(187)	272
Net advances and contributions in aid of construction	10,507	10,461	11,353
Net proceeds from issuance of common stock	1,033	956	1,711
Issuance of long-term debt	30,000	12,000	—
Dividends paid	(9,122)	(8,819)	(8,496)
Debt issuance costs	(90)	(195)	(148)
Principal repayments of long-term debt	(1,725)	(1,344)	(1,218)
NET CASH PROVIDED BY FINANCING ACTIVITIES	22,059	19,204	5,954

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	303	(659)	726

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	293	952	226

CASH AND CASH EQUIVALENTS AT END OF YEAR	$596	$293	$952

Non-cash Investing and Financing Activity:
Utility plant received as construction advances and contributions in aid of construction	$3,716	$1,153	$5,662
Contractual amounts of contributions in aid of construction due from developers included in accounts receivable	$710	$2,156	$2,910
Contractual amounts of contributions in aid of construction received from developers previously included in accounts receivable	$2,050	$2,981	$1,995

Supplemental Disclosures of Cash Flow Information:
Interest paid	$6,978	$7,273	$5,372
Income taxes paid	$7,332	$3,287	$1,281

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
In thousands

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2016	8,245	882	$8,245	$882	$97,480	$32,416	$139,023

Net income	—	—	—	—	—	13,983	13,983
Cash dividends declared
Common stock	—	—	—	—	—	(8,496)	(8,496)
Issuance of common stock
Dividend reinvestment plan	11	—	11	—	378	—	389
Employee stock options and awards(4)	67	—	67	—	1,313	—	1,380
Employee Retirement Plan(3)	10	—	10	—	355	—	365
Balance as of December 31, 2017	8,333	882	$8,333	$882	$99,526	$37,903	$146,644

Net income	—	—	—	—	—	14,278	14,278
Cash dividends declared
Common stock	—	—	—	—	—	(8,819)	(8,819)
Issuance of common stock
Dividend reinvestment plan	10	—	10	—	356	—	366
Employee stock options and awards(4)	13	—	13	—	306	—	319
Employee Retirement Plan(3)	12	—	12	—	451	—	463
Balance as of December 31, 2018	8,368	882	$8,368	$882	$100,639	$43,362	$153,251

Net income	—	—	—	—	—	14,925	14,925
Cash dividends declared
Common stock	—	—	—	—	—	(9,122)	(9,122)
Issuance of common stock
Dividend reinvestment plan	11	—	11	—	389	—	400
Employee stock options and awards(4)	21	—	21	—	426	—	447
Employee Retirement Plan(3)	10	—	10	—	357	—	367
Balance as of December 31, 2019	8,410	882	$8,410	$882	$101,811	$49,165	$160,268

(1)
At December 31, 2019, 2018, and 2017, Class A Common Stock had 15,000,000 shares authorized.  For the same periods, shares issued, inclusive of treasury shares, were 8,439,223, 8,398,005 and 8,362,431, respectively.

(2)	At December 31, 2019, 2018, and 2017, Class B Common Stock had 1,040,000 shares authorized and 882,000 shares issued.
(3)	Artesian Resources Corporation registered 500,000 shares of Class A Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
(4)
Under the Equity Compensation Plan, effective December 9, 2015, Artesian Resources Corporation authorized up to 331,500 shares of Class A Common Stock for issuance of grants in forms of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the Plan. Includes stock compensation expense for the years ended December 31, 2019, 2018, and 2017, see Note 1-Stock Compensation Plans.

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

Utility Plant

Utility plant is stated at original cost.  Cost includes direct labor, materials, AFUDC (see description below) and indirect charges for such capitalized items as transportation, supervision, pension, medical, and other fringe benefits related to employees engaged in construction activities. When depreciable units of utility plant are retired, the historical costs of plant retired is charged to accumulated depreciation. Any cost associated with retirement, less any salvage value or proceeds received, is charged to the regulated retirement liability.  Maintenance, repairs, and replacement of minor items of utility plant are charged to expense as incurred.

In accordance with a rate order issued by the DEPSC, Artesian Water and Artesian Wastewater accrue an Allowance for Funds Used during Construction, or AFUDC. AFUDC, which represents the cost of funds devoted to construction projects through the date the project is placed in service, is capitalized as part of construction work in progress. The rate used for the AFUDC calculation is based on Artesian Water's and Artesian Wastewater's weighted average cost of debt and the rate of return on equity authorized by the DEPSC. The rate used to capitalize AFUDC for Artesian Water in 2019, 2018, and 2017 was 7.1%, 7.4%, and 7.7%, respectively.  The rate used to capitalize AFUDC for Artesian Wastewater in 2019, 2018, and 2017 was 7.1%, 5.9%, and 3.6%, respectively.

Utility plant comprises:
In thousands
		December 31,
	Estimated Useful Life (In Years)	2019	2018
Utility plant at original cost
Utility plant in service-Water
Intangible plant	—	$140	$140
Source of supply plant	45-85	22,611	22,320
Pumping and water treatment plant	8-62	90,795	85,399
Transmission and distribution plant
Mains	81	277,125	267,352
Services	39	48,190	45,661
Storage tanks	76	27,968	25,167
Meters	26	27,498	26,531
Hydrants	60	15,071	14,514
General plant	5-31	61,512	60,536

Utility plant in service-Wastewater
Treatment and disposal plant	21-81	19,315	17,635
Collection mains & lift stations	81	19,348	14,242
General plant	5-31	1,223	1,206

Property held for future use	—	24,632	24,395
Construction work in progress	—	31,881	19,694
		667,309	624,792
Less – accumulated depreciation		136,588	126,114
		$530,721	$498,678

Depreciation and Amortization

For financial reporting purposes, depreciation is recorded using the straight-line method at rates based on estimated economic useful lives, which range from 5 to 85 years. Composite depreciation rates for water utility plant were 2.27%, 2.28% and 2.27% for 2019, 2018 and 2017, respectively. In a rate order issued by the DEPSC, the Company was directed effective January 1, 1998 to begin using revised depreciation rates for utility plant. In rate orders issued by the DEPSC, Artesian Water was directed, effective May 28, 1991 and August 25, 1992, to offset depreciation recorded on utility plant by depreciation on utility property funded by Contributions in Aid of Construction, or CIAC, and Advances for Construction, or Advances, respectively.  This reduction in depreciation expense is also applied to outstanding CIAC and Advances.  Other deferred assets are amortized using the straight-line method over applicable lives, which range from 20 to 24 years.

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

The postretirement benefit obligation is the recognition of an offsetting regulatory liability as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees.  Artesian Water contributed $23,000 to its postretirement benefit plan in 2019. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

The deferred income taxes will be amortized over future years as the tax effects of temporary differences that previously flowed through to our customers are reversed.

Debt related costs include debt issuance costs and other debt related expense. The DEPSC has allowed rate recovery on unamortized issuance costs and make-whole premiums associated with the early retirement of Series O and Q First Mortgage bonds as the replacement of that debt in January 2017 with Series T First Mortgage bonds was deemed more favorable for the ratepayers.  The DEPSC has also allowed rate recovery on issuance costs associated with the Series U First Mortgage bond  in January 2018 that paid the full indebtedness of the Series P First Mortgage bond and the Series V First Mortgage bond in December 2019 that paid down outstanding lines of credit and a loan payable to Artesian Resources.  These amounts are recovered over the term of the new long-term debt issued.  For both the Series T First Mortgage bond and the Series U First Mortgage bond, no cash, other than the issuance costs, was paid or received as the trustee facilitated direct exchanges of the bonds issued.  For the Series V First Mortgage bond, cash was paid for the issuance costs and $30 million of cash was received from the proceeds of the bonds.

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Depreciation and salary studies	5
Delaware rate proceedings	2.5
Maryland rate proceedings	5
Debt related costs	15 to 30 (based on term of related debt)
Goodwill (resulting from acquisition of Mountain Hill Water Company in 2008)	50
Deferred acquisition costs (resulting from purchase of water assets in Cecil County, Maryland in 2011 and Port Deposit, Maryland in 2010)	20
Franchise Costs (resulting from purchase of water assets in Cecil County, Maryland in 2011)	80

Regulatory assets, net of amortization, comprise:

(in thousands)	December 31, 2019	December 31, 2018

Postretirement benefit obligation	$51	$74
Deferred income taxes	386	401
Expense of rate case studies	27	22
Debt related costs	5,556	5,815
Goodwill	288	295
Deferred acquisition and franchise costs	583	647
	$6,891	$7,254

Impairment or Disposal of Long-Lived Assets

Our long-lived assets consist primarily of utility plant in service and regulatory assets.  A review of our long-lived assets is performed in accordance with the requirements of FASB ASC Topic 360. In addition, the regulatory assets are reviewed for the continued application of FASB ASC Topic 980.  The review determines whether there have been changes in circumstances or events that have occurred requiring adjustments to the carrying value of these assets.  FASB ASC Topic 980 stipulates that adjustments to the carrying value of these assets would be made in instances where the inclusion in the rate-making process is unlikely.  For the years ended December 31, 2019, 2018 and 2017, there was no impairment or regulatory disallowance identified in our review.

Other Deferred Assets

The investment in CoBank, which is a cooperative bank, is related to certain outstanding First Mortgage Bonds and is a required investment in the bank based on the underlying long-term debt agreements.  A large portion of the remaining other deferred assets, approximately $0.2 million, is in relation to the Mountain Hill acquisition.

Other deferred assets at December 31, net of amortization, comprise:

In thousands	2019	2018

Investment in CoBank	$3,968	$3,610
Other	289	321
	$4,257	$3,931

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

Contributions in Aid of Construction

CIAC includes the non-refundable portion of advances for construction and direct contributions of water mains, services and hydrants, and wastewater treatment facilities and collection systems, or cash to reimburse our water and wastewater divisions for costs to construct water mains, services and hydrants, and wastewater treatment and disposal plant. Effective with the Tax Cuts and Jobs Act, or TCJA, CIAC is now taxable and the public service commissions allow the Company to collect additional CIAC to pay the associated tax.

Regulatory Liabilities

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

The 2018 postretirement benefit obligation is the recognition of an offsetting regulatory asset as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees when they render the services necessary to earn the benefits.  The 2019 postretirement benefit obligation balance is included in Other current liabilities on the Consolidated Balance Sheet.  Artesian Water contributed $23,000 to its postretirement benefit plan in 2019.  These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

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

Pursuant to the enactment of the TCJA on December 22, 2017, the Company adjusted its existing deferred income tax balances as of December 31, 2017 to reflect the decrease in the corporate income tax rate from 34% to 21% (see Note 5).  As of December 31, 2017, management’s preliminary estimate resulted in a decrease in the net deferred income tax liability of approximately $23.5 million, of which $22.5 million was reclassified to a regulatory liability.  In 2018, these amounts were revised to $24.3 million and $22.8 million, respectively, based on the final bonus depreciation deduction taken on the Company’s 2017 Federal income tax return and the DEPSC orders dated January 31, 2019 for Artesian Water and Artesian Wastewater. The regulatory liability amount is subject to certain Internal Revenue Service normalization rules that require the benefits to customers be spread over the remaining useful life of the underlying assets giving rise to the associated deferred income taxes.  On January 31, 2019, the DEPSC approved the amortization of the regulatory liability amount of $22.2 million over a period of 49.5 years beginning February 1, 2018, subject to audit at a later date.  The MDPSC has not issued a final order on the regulatory liability amount of $0.6 million regarding the effects of the TCJA on Maryland customers.

Regulatory liabilities comprise:
	(in thousands)
	December 31, 2019	December 31, 2018

Postretirement benefit obligation	$—	$52
Utility plant retirement cost obligation	247	319
Deferred income taxes (related to TCJA)	21,999	22,442

	$22,246	$22,813

Income Taxes

The TCJA made many significant changes to the Internal Revenue Code, including, but not limited to (1) reducing the federal corporate tax rate to a flat 21%; (2) creating a 30% limitation on deductible interest expense (not applicable to regulated utilities); (3) eliminating future bonus depreciation deductions on utility plant capital projects that began after December 31, 2017; (4) eliminating the domestic production activities deduction; (5) eliminating the corporate alternative minimum tax and changing how existing alternative minimum tax credits can be realized; (6) changing the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017 and (7) repealing the exclusion from gross income CIAC for water utilities.  The most significant change that impacts Artesian Resources is the reduction of the corporate federal income tax rate from our previous effective rate of 34% to the new flat tax rate of 21% beginning January 1, 2018.  The SEC Staff issued Accounting Bulletin No. 118, Income Tax Accounting of the TCJA, allowing provisional amounts to be reported based on reasonable estimates, subject to adjustment during a one year measurement period.  In 2018 the Company finalized making such adjustments.  However, since many provisions of the TCJA still do not have final guidance issued, it may be necessary for the Company to make future adjustments based on such new guidance.

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

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known.  The statute of limitations for the 2015 Corporate tax returns lapsed during the third quarter of 2019, which resulted in the reversal of the reserve in the amount of approximately $73,000. The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense.  The Company has accrued approximately $23,000 in penalties and interest for the year ended December 31, 2019. The Company remains subject to examination by federal and state authorities for the tax years 2016 through 2019.

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

Stock Compensation Plans

On December 9, 2015, the Company’s stockholders approved the 2015 Equity Compensation Plan, or the 2015 Plan. The 2015 Plan replaced the 2005 Equity Compensation Plan, or the 2005 Plan, which expired on May 24, 2015. The 2015 Plan authorizes an aggregate number of shares of our Class A Non-Voting Common Stock, or Class A Stock, that may be issued or transferred under the 2015 Plan equal to the sum of: 331,500 shares, plus the number of shares of Class A Stock subject to outstanding grants under the 2005 Plan as of December 9, 2015 that terminate, expire or are cancelled, forfeited, exchanged or surrendered without having been exercised, vested or paid under the 2005 Plan. The Company accounts for stock options issued after January 1, 2006 under FASB ASC Topic 718. Compensation costs for restricted stock grants and options were $181,000, $192,000 and $423,000 in 2019, 2018 and 2017, respectively. Cost for options and restricted stock grants were determined based on the fair value at the grant dates and those costs were charged to income over the associated service periods.  As of December 31, 2019, there was $63,000 of unrecognized expense related to non-vested awards of restricted shares granted under the 2015 Plan.

There was no stock compensation cost capitalized as part of an asset.

Stock Options

No options were granted in 2017, 2018 or 2019.

Shares of Class A Stock have been reserved for future issuance under the 2015 Plan.

Stock Awards

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

Leases

In the first quarter of 2019 the Company adopted ASC 842, the new standard on leases, using the modified retrospective method and did not apply the standard to the comparative periods presented in this Annual Report on Form 10-K.  The Company elected the practical expedient not to evaluate land easements that existed prior to implementation and were not previously accounted for as leases.  The Company also elected not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less.  The Company has agreements for land easements and office equipment under operating leases.  The Company evaluated each lease agreement to determine whether the lease was to be accounted for as an operating or financing lease.  It was determined that all leases subject to this new standard are operating leases and are recognized on a straight line basis.  Management makes certain estimates and assumptions regarding each lease agreement, renewal and amendment, including, but not limited to, discount rates and probable term, which can impact the escalations in payment that are taken into consideration when calculating the straight line basis. The amount of rent expense and income reported could vary if different estimates and assumptions are used.  Management also makes certain estimates and assumptions regarding the fair value of the leased property at lease commencement and the separation of lease and nonlease components.  See Note 3 to our Consolidated Financial Statements for a full description of our leases.

Accounts Receivable

Accounts receivable are recorded at the invoiced amounts. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in our existing accounts receivable. The Company reviews the allowance for doubtful accounts on a quarterly basis. Account balances are written off against the allowance when it is probable the receivable will not be recovered. The allowance for doubtful accounts was $0.3 million and $0.2 million at December 31, 2019 and December 31, 2018, respectively.  The corresponding expense for each of the years ended December 31, 2019 and 2018 was $0.2 million and $0.1 million, respectively. The following table summarizes the changes in the Company’s accounts receivable balance:

	December 31,
In thousands	2019	2018	2017

Customer accounts receivable – water	$5,574	$5,585	$5,487
Contractual amounts due from developers and other	1,603	2,806	3,698
	7,177	8,391	9,185
Less allowance for doubtful accounts	264	232	288
Net accounts receivable	$6,913	$8,159	$7,796

The activities in the allowance for doubtful accounts are as follows:

	December 31,
In thousands	2019	2018	2017

Beginning balance	$232	$288	$263
Allowance adjustments	198	103	215
Recoveries	34	47	41
Write off of uncollectible accounts	(200)	(206)	(231)
Ending balance	$264	$232	$288

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

Artesian’s operating revenues are primarily attributable to contract services based upon tariff rates approved by the DEPSC, the Maryland Public Service Commission, or MDPSC, and the Pennsylvania Public Utility Commission, or PAPUC.  Tariff contract service revenues consist of water consumption, industrial wastewater services, fixed fees for water and wastewater services including customer and fire protection fees, service charges and Distribution System Improvement Charges, or DSIC, billed to customers at rates outlined in our tariffs that represent stand-alone selling prices.  Our non-tariff contract revenues consist of Service Line Protection Plan, or SLP Plan, fees, water and wastewater contract operations and wastewater inspection fees.  Other operating revenue primarily consists of developer guarantee contributions for wastewater and rental income for antenna contracts.

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

The DEPSC required Delaware utilities to determine the impact that the TCJA had on its customers and potential rate relief due to customers.  The reduction in corporate income tax expense resulting from the TCJA was passed through to customers in the form of reduced tariff rates as approved by the DEPSC on January 31, 2019.  Approximately $3.8 million was refunded to customers during the second quarter of 2019.  This amount was previously held in reserve (refund liability) and was not reflected in income.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by service type; all revenues are generated within a similar geographical location:

The tariff revenues presented below for the year ended December 31, 2018 were reallocated to the appropriate line items for comparison purposes.

	For the Year
	Ended December 31,
(in thousands)	2019	2018
Tariff Revenue
Consumption charges	$45,451	$47,747
Fixed fees	26,216	25,557
Service charges	617	718
DSIC	4,331	2,797
Industrial wastewater services	22	—
Revenue reserved for refund – TCJA impact	—	(3,234)
Total Tariff Revenue	$76,637	$73,585

Non-Tariff Revenue
Service line protection plans	$4,177	$3,992
Contract operations	1,122	1,352
Inspection fees	246	211
Total Non-Tariff Revenue	$5,545	$5,555

Other Operating Revenue not in scope of ASC 606	$1,413	$1,271

Total Operating Revenue	$83,595	$80,411

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	December 31, 2019	December 31, 2018
Contract Assets – Tariff	$2,146	$2,367

Deferred Revenue
Deferred Revenue – Tariff	$1,050	$1,025
Deferred Revenue – Non-Tariff	251	227
Total Deferred Revenue	$1,301	$1,252

Refund Liability – Tariff	$—	$3,298

For the year ended December 31, 2019, the Company recognized revenue of $1.0 million from amounts that were included in Deferred Revenue – Tariff at the beginning of the year and revenue of $0.2 million from amounts that were included in Deferred Revenue – Non-Tariff at the beginning of the year.

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

Remaining Performance Obligations

As of December 31, 2019 and December 31, 2018, Deferred Revenue – Tariff is recorded net of contract assets within Unbilled operating revenues and represents our remaining performance obligations for our fixed fee water and wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of December 31, 2019 and December 31, 2018, Deferred Revenue – Non-Tariff is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services and wastewater inspections, which are expected to be satisfied and associated revenue recognized within the next three months and one year for the SLP Plan revenue and inspection fee revenue, respectively.

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

Management made certain assumptions related to the separation of lease and nonlease components and to the discount rate used when calculating the right of use asset and liability amounts for the operating leases.  As our leases do not provide an implicit rate, we use our incremental borrowing rates for long-term and short-term agreements and apply the rates accordingly based on the term of the lease agreements to determine the present value of lease payments.

In October 1997, Artesian Water entered into a 33 year operating lease for a parcel of land with improvements located in South Bethany, a municipality in Sussex County, Delaware.  The annual lease payments increase each year by the most recent increase in the Consumer Price Index for Urban Workers, CPI-U, as published by the U.S. Department of Labor, Bureau of Labor Statistics.  At each eleventh year of the lease term, the annual lease payment shall be determined based on the fair market value of the parcel of land.  Rental payments for 2019, 2018 and 2017 were $16,300, $16,500, and $16,300, respectively.  The future minimum rental payment as disclosed in the following table is calculated using the adjustment for an appraisal conducted in 2019 to determine the fair market value of the parcel of land.

In March 2019, Artesian Water entered into a 3 year operating lease for office equipment.  The quarterly lease payments remain fixed throughout the term of the lease.  Payments for 2019 were $27,000.

Rent expense for all operating leases except those with terms of 12 months or less comprises:

	(in thousands)
	Three Months Ended December 31, 2019	Twelve Months Ended December 31, 2019

Minimum rentals	$23	$40
Contingent rentals	-	-

	$23	$40

Supplemental cash flow information related to leases is as follows:

(in thousands)
Twelve Months Ended December 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$480

Supplemental balance sheet information related to leases is as follows:

(in thousands, except lease term and discount rate)
December 31, 2019

Operating Leases:
Operating lease right-of-use assets	$480

Other current liabilities	$19
Operating lease liabilities	450
Total operating lease liabilities	$469

Weighted Average Remaining Lease Term
Operating leases	58 years
Weighted Average Discount Rate
Operating leases	5.0%

Maturities of operating lease liabilities that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2019 are as follows:

(in thousands)
Operating Leases
Year
2020	$42
2021	42
2022	28
2023	23
2024	23
Thereafter	1,320
Total undiscounted lease payments	$1,478
Less effects of discounting	(1,009)
Total lease liabilities recognized	469

The change in accounting due to the adoption of the new lease guidance did not result in a material change to the future minimum rental payments when compared to December 31, 2018.  As of December 31, 2019, we have not entered into operating or finance leases that will commence at a future date.

NOTE 4

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

Long-term Financial Liabilities

All of Artesian Resources’ outstanding long-term debt as of December 31, 2019 and December 31, 2018 was fixed-rate. The fair value of the Company’s long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  Level 2 is valued using observable inputs other than quoted prices.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates. The carrying amount and fair value of Artesian Resources' long-term debt are shown below:

In thousands	December 31,
	2019	2018
Carrying amount	$145,862	$117,587
Estimated fair value	157,710	116,818

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

NOTE 5

INCOME TAXES

Deferred income taxes reflect temporary differences between the valuation of assets and liabilities for financial and tax reporting.  Pursuant to the enactment of the TCJA, the Company adjusted its existing deferred income tax balances as of December 31, 2017 to reflect the decrease in the corporate income tax rate from 34% to 21%, which resulted in an estimated decrease in the net deferred income tax liability of approximately $23.5 million.  In 2018, this amount was revised to $24.3 million due to the final bonus deprecation deduction taken on the Company’s 2017 Federal income tax return.  In addition, a rate change resulted in the Company recording a net benefit to continuing operations of approximately $1.0 million in 2017.  As of December 31, 2017, a regulatory liability related to deferred income taxes to be passed through to Delaware water utility customers in the form of reduced tariff rates was recorded in the estimated amount of $22.5 million.  In 2018, this amount was revised to $22.8 million (see Note 1).  Certain Internal Revenue Service normalization rules require that the benefits to customers be spread over the remaining useful life of the underlying assets giving rise to the associated deferred income taxes.  The DEPSC approved the amortization of the regulatory liability amount of $22.2 million over a period of 49.5 years beginning February 1, 2018, subject to audit at a later date.  In addition, the Company recognized a one time tax benefit of $0.5 million related to the wastewater regulatory liability. The MDPSC has not issued a final order on the regulatory liability amount of $0.6 million regarding the effects of the TCJA on Maryland customers.

At December 31, 2017, for federal income tax purposes, there were alternative minimum tax, or AMT, credit carry-forwards aggregating $2.7 million resulting from the payment of AMT in prior years.  Effective January 1, 2018, these AMT credit carry-forwards were available for refund. The Company reclassified all of its AMT credits into the current income tax receivable as of December 31, 2017 and fully applied them in 2018 against estimated current taxes payable.

As of December 31, 2019, the Company fully utilized all of its federal net operating loss carrybacks and carry-forwards.  As of December 31, 2019, the Company has separate company state net operating loss carry-forwards aggregating approximately $10.9 million. Most of these net operating loss carry-forwards will expire if unused between 2020 and 2040. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of the state net operating loss carry-forwards. The valuation allowance increased to approximately $335,000 in 2019 from approximately $396,000 in 2018. Management believes that it is more likely than not that the Company will realize the benefit of these deferred tax assets, net of the valuation allowance.

Components of Income Tax Expense
In thousands	For the Year Ended December 31,
State income taxes	2019	2018	2017
Current	$2,405	$1,768	$489
Deferred	(610)	71	1,368
Total state income tax expense	$1,795	$1,839	$1,857

	For the Year Ended December 31,
Federal income taxes	2019	2018	2017
Current	$6,015	$2,404	$(1,418)
Deferred	(2,629)	748	6,856
Total federal income tax expense	$3,386	$3,152	$5,438

Reconciliation of effective tax rate:
	For the Year Ended December 31,
In thousands	2019	2019	2018	2018	2017	2017
	Amount	Percent	Amount	Percent	Amount	Percent
Reconciliation of effective tax rate
Income before federal and state income taxes	$20,106	100.0%	$19,270	100.0%	$21,278	100.0%

Amount computed at statutory rate	4,222	21.0%	4,047	21.0%	7,234	34.0%
Reconciling items
State income tax-net of federal tax benefit	1,414	7.0%	1,350	7.0%	1,297	6.1%
Regulatory liability adjustment	(451)	(2.2)%	(920)	(4.8)%	—	0.0%
Federal rate change and TCJA effect	–	–	325	1.7%	(957)	(4.5)%
Other	(4)	0.0%	189	1.0%	(279)	(1.3)%
Total income tax expense and effective rate	$5,181	25.8%	$4,991	25.9%	$7,295	34.3%

Deferred income taxes at December 31, 2019, 2018, and 2017 were comprised of the following:

	For the Year Ended December 31,
In thousands	2019	2018	2017

Deferred tax assets related to:
Federal and state operating loss carry-forwards	725	1,050	1,094
Less: valuation allowance	(335)	(396)	(360)
Bad debt allowance	73	65	80
Stock options	185	202	207
Other	70	85	161
Total deferred tax assets	$718	$1,006	$1,182

Deferred tax liabilities related to:
Property plant and equipment basis differences	$(50,219)	$(53,296)	$(52,629)
Bond retirement costs	(1,286)	(1,361)	(1,437)
Uncertain tax position	(271)	(283)	(145)
Expenses of rate proceedings	-	(2)	(8)
Property taxes	(544)	(521)	(500)
Other	(657)	(597)	(600)
Total deferred tax liabilities	$(52,977)	$(56,060)	$(55,319)

Net deferred tax liability	$(52,259)	$(55,054)	$(54,137)

Schedule of Valuation Allowance
	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
In thousands

Classification
For the Year Ended December 31, 2019 Valuation allowance for deferred tax assets	$396	$41	(102)	$335
For the Year Ended December 31, 2018 Valuation allowance for deferred tax assets	$360	$36	—	$396
For the Year Ended December 31, 2017 Valuation allowance for deferred tax assets	$286	$74	—	$360

Under FASB ASC Topic 740, the Company established two reserves for uncertain tax positions based upon management’s judgment as to the sustainability of these positions.

In 2014, the Company changed its tax method of accounting for qualifying utility system repairs effective with the tax year ended December 31, 2014 and for prior tax years. The tax accounting method was changed to permit the expensing of qualifying utility asset improvement costs that were previously being capitalized and depreciated for book and tax purposes. In December 2015, the Company was notified by the IRS that its Federal tax filing for 2014 would be reviewed with respect to the tax accounting method change, along with the effects of the net operating loss generated in 2014 and carryback to the 2012 and 2013 tax years.  This review, which began in the first quarter of 2016 and was completed in the second quarter of 2016, resulted in no change to the tax liability.    While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been specifically agreed to by the tax authorities.  Therefore, as required by FASB ASC 740, the Company reserved an additional liability related to a portion of the repair deduction for 2018 and 2019.

Additionally, the Company reserved a liability related to the difference in the tax depreciation utilizing the half-year convention rather than the mid-quarter convention.

The following table provides the changes in the Company's uncertain tax position:

	For the years ended December 31,
In thousands	2019	2018
Balance at beginning of year	$283	$145
Additions based on tax positions related to the current year	37	130
Additions based on tax positions related to prior years	24	13
Reductions for tax positions of prior years	—	—
Settlements	—	—
Federal tax rate change	—	(5)
Lapses in statutes of limitations	(73)	—
Balance at end of year	$271	$283

NOTE 6

PREFERRED STOCK

As of December 31, 2019 and 2018, Artesian Resources had no preferred stock outstanding.  Artesian Resources has 100,000 shares of $1.00 par value Series Preferred stock authorized but unissued.

NOTE 7

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

Under Artesian Resources' dividend reinvestment plan, which allows for reinvestment of cash dividends and optional cash payments, stockholders were issued approximately 11,000, 10,000 and 11,000 shares at fair market value for the investment of $400,000, $366,000, and $389,000 of their monies in the years 2019, 2018, and 2017, respectively.

NOTE 8

DEBT

At December 31, 2019, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of December 31, 2019, there was $40.0 million of available funds under this line of credit. The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 23, 2020 or any date on which Citizens demands payment.  The Company expects to renew this line of credit.

At December 31, 2019, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of December 31, 2019, there was $12.5 million of available funds under this line of credit.  The interest rate for borrowings under this line allows the Company to select either LIBOR plus 1.50% or a weekly variable rate established by CoBank; the Company has historically used the weekly variable interest rate.  The term of this line of credit expires on July 20, 2020. The Company expects to renew this line of credit.

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

On December 17, 2019, Artesian Water Company entered into a Bond Purchase Agreement relating to the issue and sale by Artesian Water to CoBank of a $30 million principal amount First Mortgage Bond, Series V, or the Series V Bond, due October 31, 2049, or the Series V Maturity Date.  The Series V Bond was issued pursuant to Artesian Water’s Indenture of Mortgage dated as of July 1, 1961, as amended and supplemented by supplemental indentures, including the Twenty-Fourth Supplemental Indenture dated as of December 17, 2019 from Artesian Water  to Wilmington Trust Company, as Trustee.  The Indenture is a first mortgage lien against substantially all of Artesian Water’s utility plant.  The proceeds from the sale of the Series V Bond were used to pay down outstanding lines of credit of the Company and a loan payable to Artesian Resources.  The DEPSC approved the issuance of the Series V Bond on November 14, 2019.

The Series V Bond carries an annual interest rate of 4.42% through but excluding the Series V Maturity Date. Interest is payable on January 30th, April 30th, July 30th and October 30th in each year and on the Series V Maturity Date, beginning January 30, 2020 until Artesian Water’s obligation with respect to the payment of principal, premium (if any) and interest shall be discharged.  Overdue payments shall bear interest as provided in the Twenty-Fourth Supplemental Indenture.  The term of the Series V Bond also includes certain limitations on Artesian Water’s indebtedness.

CoBank may make an annual patronage refund.  The annual patronage refund rate was reduced in 2019 to 0.80% from 1.00% of the average line of credit and loan volume outstanding by Artesian.  The $20 million line of credit, the First Mortgage Bonds and the promissory note are with CoBank.  The patronage refunds earned by Artesian in 2019 and 2018 were $0.9 million and $1.2 million, respectively.

The weighted average interest rate on the lines of credit discussed above paid by the Company was 3.74% for the year ended December 31, 2019. These lines of credit, as well as the long-term debt obligations shown below, require us to abide by certain financial covenants and ratios.  As of December 31, 2019, we were in compliance with these covenants.

Long-term debt consists of:

	December 31,
In thousands	2019	2018
First mortgage bonds

Series R, 5.96%, due December 31, 2028	$25,000	$25,000
Series S, 4.45%, due December 31, 2033	8,400	9,000
Series T, 4.24%, due December 20, 2036	40,000	40,000
Series U, 4.71%, due January 31, 2038	25,000	25,000
Series V, 4.42%, due October 31, 2049	30,000	—
	128,400	99,000

State revolving fund loans

4.48%, due August 1, 2021	622	912
3.57%, due September 1, 2023	385	473
3.64%, due May 1, 2025	778	904
3.41%, due February 1, 2031	2,034	2,177
3.40%, due July 1, 2032	1,995	2,121
	5,814	6,587
Notes Payable

Promissory Note	11,648	12,000

Sub-total	145,862	117,587

Less: current maturities (principal amount)	1,706	1,725

Total long-term debt	$144,156	$115,862

Payments of principal amounts due during the next five years and thereafter:

In thousands	2020	2021	2022	2023	2024	Thereafter
First Mortgage bonds	$600	$600	$600	$600	$600	$125,400
State revolving fund loans	737	832	533	552	466	2,694
Promissory note	369	390	411	433	454	9,591
Total payments	$1,706	$1,822	$1,544	$1,585	$1,520	$137,685

NOTE 9

NON-UTILITY OPERATING REVENUE AND EXPENSES

Non-utility operating revenue consisted of $5.1 million, $5.1 million, and $5.0 million recognized by Artesian Utility in 2019, 2018 and 2017, respectively. Non-utility operating expenses consisted of $3.3 million, $2.9 million and $2.8 million primarily recognized by Artesian Utility in 2019, 2018 and 2017, respectively.  Artesian Utility operates the water, wastewater and internal SLP Plans and provides contract water and wastewater services. The SLP Plans provide coverage for all material and labor required to repair or replace participants’ leaking water service, clogged sewer lines or water and wastewater lines within the residence up to an annual limit.

NOTE 10

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

The following summary reflects changes in the shares of Class A Stock under option:

	2019 Shares	2019 Weighted Average Exercise Price	2018 Shares	2018 Weighted Average Exercise Price	2017 Shares	2017 Weighted Average Exercise Price
Plan options
Outstanding at beginning of year	168,750	$20.11	176,802	$19.91	231,755	$19.32
Granted	—	—	—	—	—	—
Exercised	(15,500)	17.15	(8,052)	15.77	(54,953)	17.42
Expired	—	—	—	—	—	—
Outstanding at end of year	153,250	$20.40	168,750	$20.11	176,802	$19.91

Options exercisable at year end	153,250	$20.40	168,750	$20.11	176,802	$19.91

The total intrinsic value of options exercised during 2019, 2018 and 2017 were $334,000, $176,000 and $1,198,000, respectively. During 2019, we received $266,000 in cash from the exercise of options, with a $526,000 tax benefit realized for those options.

The following table summarizes information about employee and director stock options outstanding and exercisable at December 31, 2019:

Options Outstanding and Exercisable
Range of Exercise Price	Shares Outstanding at December 31, 2019	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$18.61 - 19.06	85,750	1.55 Years	$18.94	$1,566,263
$21.86 - 22.66	67,500	3.85 Years	$22.26	$1,009,125

As of December 31, 2019, there was no unrecognized expense related to non-vested option shares granted under the 2015 Plan.

The following summary reflects changes in the shares of Class A Stock Restricted Stock Awards (RSA):

	2019 Shares	2019 Weighted Average Grant Date Fair Value	2018 Shares	2018 Weighted Average Grant Date Fair Value	2017 Shares	2017 Weighted Average Exercise Price
Plan RSA’s
Outstanding at beginning of year	5,000	$38.51	5,000	$38.10	5,000	$27.70
Granted	5,000	36.11	5,000	38.51	11,568	38.08
Vested/Released	(5,000)	38.51	(5,000)	38.10	(11,568)	33.58
Cancelled	—	—	—	—	—	—
Unvested Outstanding at end of year	5,000	$36.11	5,000	$38.51	5,000	$38.10

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

As of December 31, 2019, there was $63,100 of total unrecognized expense related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.36 years, the remaining vesting period for the restricted stock awards.

The total intrinsic value of awards released during 2019 was approximately $179,500.

NOTE 11

EMPLOYEE BENEFIT PLANS

401(k) Plan

Artesian Resources has a defined contribution 401(k) Salary Deduction Plan, or the 401(k) Plan, which covers substantially all employees.  Under the terms of the 401(k) Plan, Artesian Resources contributed 2% of eligible salaries and wages and matched employee contributions up to 6% of gross pay at a rate of 50%.  Artesian Resources may, at its option, make additional contributions of up to 3% of eligible salaries and wages. In 2017, an additional 1% of eligible salaries and wages was contributed under the 401(k) Plan. No such additional contributions were made in 2019 or 2018.  The 401(k) Plan also provides additional retirement benefits to full-time employees hired prior to April 26, 1994, allowing them to save for future retiree medical costs that will be paid by employees by providing additional cash resources to those employees upon a termination of employment or retirement to meet the cost of future medical expenses.  These eligible employees receive an additional contribution based upon their years of service ranging from 2% to 6% of eligible salaries and wages. The 401(k) Plan expenses, which include Company contributions and administrative fees, for the years 2019, 2018 and 2017, were approximately $1.1 million, $1.1 million, and $1.2 million, respectively.

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

FASB ASC Topic 715 stipulates that Artesian Water accrue the expected cost of providing postretirement health care and life insurance benefits as employees render the services necessary to earn the benefits. Artesian Water recognizes an offsetting regulatory asset with respect to its post retirement liability.  This asset is recorded based on the DEPSC order, which permits Artesian Water to continue recovery of postretirement health care and life insurance expense on a pay-as-you-go basis for the remaining eligible employees.  Further, expense recovery as a percentage of rates was expected to remain generally constant over the initial years, and then decline until the obligation is liquidated.  The amounts recognized in consolidated financial statements are determined based on an actuarial basis, which uses assumptions about inflation, mortality, medical trend rates and discount rates.  A change in these assumptions could cause actual results to differ from those reported. Amounts charged to expense were $23,000, $38,000, and $37,000 for 2019, 2018 and 2017, respectively.

The Company uses December 31 as the measurement date to determine the postretirement benefit obligation. There were two remaining eligible retirees as of December 31, 2019. The estimated post retirement liability recorded at December 31, 2019 and December 31, 2018 was $51,000 and $74,000 respectively. The Company anticipates this liability will be satisfied in 2020.  There was no other comprehensive income impact because a regulatory asset is recorded as provided by FASB ASC Topic 980.

NOTE 12

COMMITMENTS AND CONTINGENCIES

Leases

In the first quarter of 2019, the Company adopted the new standard on leases that was issued by the FASB and has applied this standard as disclosed in Note 3.

Easements

During 2003, Artesian Water Pennsylvania entered into a 40 year easement agreement to acquire an easement to access, operate, maintain, repair, improve, replace and connect Artesian’s water system to a well, including a parcel of land around the well. Management made certain estimates and assumptions regarding the separation of lease and nonlease components related to this easement agreement.  It was determined that the majority of this easement agreement contains nonlease components. Easement payments for 2019, 2018 and 2017 were $40,000, $38,000 and $37,000, respectively.

Artesian Wastewater entered into a perpetual agreement for the use of approximately 460 acres of land in Sussex County, Delaware for wastewater disposal.  Beginning January 2007, Artesian Wastewater was required to pay a minimum of $40,000 per year for the use of this land.  Beginning January 2012, and on each anniversary thereof until January 2027, the fee was adjusted upwards by an adjustment factor of two percent. In November 2016, this agreement was amended to remove the 2% increase. Once disposal operations begin, the monthly fee will be based on the volume of wastewater disposed on the properties charged at a rate per one thousand gallons of wastewater, providing for a minimum monthly payment.  Payments for 2019, 2018 and 2017 were $44,000 each year.  The agreement can be terminated by giving 180 day notice prior to the termination date.

Future minimum annual payments related to the easement agreements noted above for the years subsequent to 2019 are as follows:

In thousands
2020	$72
2021	51
2022	40
2023	38
2024	39
2025 through 2043	906
$1,146

Interconnections

Artesian Water has one water service interconnection agreement with a neighboring utility, Chester Water Authority, which requires minimum annual purchases. Rates charged under this agreement are subject to change.   The minimum purchase requirement is 1,095 million gallons annually, calculated as 3 million gallons per day times the number of calendar days in a year. The agreement extends through the year 2021.  We provided written notice to Chester Water Authority that we do not intend to extend the term of the agreement under its existing terms.

In June 2019, Artesian Water Maryland signed an interconnection agreement with the Town of North East that has a “take or pay” clause requiring us to purchase a minimum of 35,000 gallons per day.  The agreement extends through February 2024.

The minimum annual purchase commitments for all interconnection agreements for 2020 through 2024, calculated at the noticed rates, are as follows:

In thousands
2020	$3,892
2021	3,881
2022	57
2023	57
2024	9
$7,896

Expenses for purchased water were $4.2 million, $4.2 million and $4.4 million for 2019, 2018 and 2017, respectively.

Other Commitments

In March 2017, Artesian Water entered into a 3-year agreement with Worldwide Industries Corporation to clean and paint tanks in 2017, 2018 and 2019.  Pursuant to the 3-year agreement, the expenditure committed in total for the years 2017 through 2019 was $1.3 million. Tank painting expense for 2019, 2018 and 2017 was $447,000, $658,000, and $695,000, respectively.

Budgeted mandatory utility plant expenditures, due to planned governmental highway projects, which require the relocation of Artesian Water's water service mains, expected to be incurred in 2020 through 2022 are as follows:

In thousands
2020	$3,000
2021	3,000
2022	3,000
$9,000

The exact timing and extent of these relocation projects is controlled primarily by the Delaware Department of Transportation.

NOTE 13

GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water utility service to customers within their established service territory in all three counties of Delaware and in portions of Maryland and Pennsylvania, pursuant to rates filed with and approved by the DEPSC, the MDPSC and the PAPUC. As of December 31, 2019, Artesian Water was serving approximately 87,700 customers, Artesian Water Maryland was serving approximately 2,500 customers and Artesian Water Pennsylvania was serving approximately 40 customers.

Artesian Wastewater began providing wastewater services to a community in Sussex County, Delaware in July 2005. Artesian Wastewater provides wastewater utility service to customers within its established service territory in Sussex County, Delaware pursuant to rates filed with and approved by the DEPSC. As of December 31, 2019, Artesian Wastewater was serving approximately 2,400 customers, all of which are located in Sussex County, Delaware.

NOTE 14

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

The DEPSC required Delaware utilities to determine the impact that the TCJA had on its customers and potential rate relief due to customers.  The reduction in corporate income tax expense resulting from the TCJA was passed through to customers in the form of reduced tariff rates as approved by the DEPSC on January 31, 2019.  Approximately $3.8 million was refunded to customers during the second quarter of 2019.  This amount was previously held in reserve (refund liability) and was not reflected in income.

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

The following table summarizes (1) Artesian Water’s applications with the DEPSC to collect DSIC rates and (2) the rates upon which eligible plant improvements  are based:

Application Date	11/29/2016	05/31/2018	11/28/2018	5/29/2019	11/15/2019
DEPSC Approval Date	12/20/2016	06/19/2018	12/20/2018	6/18/2019	12/12/2019
Effective Date	01/01/2017	07/01/2018	01/01/2019	07/1/2019	01/1/2020
Cumulative DSIC Rate	4.71%	3.63%	5.55%	7.41%	7.50%
Net Eligible Plant Improvements – Cumulative Dollars (in millions)	16.6	24.7	30.4	43.1	43.1
Eligible Plant Improvements – Installed Beginning Date	10/01/2014	10/01/2014	10/01/2014	10/1/2014	10/1/2014
Eligible Plant Improvements – Installed Ending Date	10/31/2016	04/30/2018	10/31/2018	04/30/2019	04/30/2019

The DSIC rate effective January 1, 2020 replaces the DSIC rate effective July 1, 2019.  The rate reflects eligible plant improvements installed through April 30, 2019.  The DSIC rates effective January 1, 2019, July 1, 2019, and January 1, 2020 are still subject to audit at a later date by the DEPSC.  For the years ended December 31, 2019, December 31, 2018 and December 31, 2017, we earned approximately $4.3 million, $2.8 million and $3.2 million in DSIC revenue, respectively.

NOTE 15

NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards. The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Year
	Ended December 31,
	2019	2018	2017
	(in thousands)

Weighted average common shares outstanding during the period for Basic computation	$9,277	$9,239	$9,175
Dilutive effect of employee stock options	49	54	67
Weighted average common shares outstanding during the period for Diluted computation	$9,326	$9,293	$9,242

For the years ended 2019, 2018 and 2017, 5,390, 3,480 and 3,460 shares of restricted stock awards were excluded from the calculations of diluted net income per share, respectively.  Due to unrecognized compensation costs, the hypothetical repurchase of shares exceeded the number of restricted shares expected to vest during the period, creating an anti-dilutive effect. For the years ended 2019, 2018 and 2017, no stock options were excluded from the calculations of diluted net income per share.

The Company has 15,000,000 authorized shares of Class A Stock, and 1,040,000 authorized shares of Class B Stock. As of December 31, 2019, 8,410,246 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of December 31, 2018, 8,368,428 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of December 31, 2017, 8,333,454 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share.  For the years ended December 31, 2019, December 31, 2018, and December 31, 2017, the Company issued 41,818, 35,574, and 87,421 shares of Class A Stock, respectively.

Equity per common share was $17.28, $16.53, and $15.98 at December 31, 2019, December 31, 2018, and December 31, 2017, respectively. These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on December 31, 2019, December 31, 2018, and December 31, 2017, respectively.

NOTE 16

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table is derived from quarterly unaudited consolidated statements of operations for the years ended December 31, 2019 and 2018.  Quarterly basic and diluted per share amounts may not add to the full year total due to rounding.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
In thousands (except per share data)	2019	2018	2019	2018	2019	2018	2019	2018

Operating revenues	$19,386	$18,906	$20,652	$20,238	$22,549	$21,924	$21,008	$19,343
Operating income	$4,284	$3,971	$5,320	$5,239	$5,730	$5,244	$4,591	$4,501
Net income applicable to common stock	$3,590	$3,478	$3,778	$3,926	$4,458	$3,929	$3,099	$2,945

Income per common share
Basic	$0.39	$0.38	$0.41	$0.43	$0.48	$0.42	$0.33	$0.32
Diluted	$0.39	$0.37	$0.41	$0.42	$0.48	$0.42	$0.33	$0.32

NOTE 17

RELATED PARTY TRANSACTIONS

In October 2017, September 2017, and February 2017, Artesian Water entered into agreements in the normal course of business with W.F. Construction, Inc. for work associated with building modifications to water treatment plants. The amounts of these agreements were approximately  $60,000, $36,000, and $100,000, respectively. The owner of W.F. Construction, Inc. is the husband of Mrs. Jennifer Finch, Vice President and Assistant Treasurer of Artesian Resources.  Approximately $5,000 was paid to W.F. Construction, Inc. during the year ended December 31, 2019. No amounts were paid to W.F. Construction, Inc. for the year ended December 31, 2018.  Approximately $183,000 was paid to W.F. Construction, Inc. during the year ended December 31, 2017.  As of December 31, 2019, the Company had no liability to W.F. Construction, Inc.

On September 23, 2018, the Board elected Mr. Michael Houghton to serve as a director for the remainder of the three year term class that expires at the Annual Meeting of the Class B Stock shareholders to be held in 2021 and until his respective successor shall be elected and qualified. Mr. Houghton is a Partner in the law firm of Morris Nichols Arsht & Tunnell, or MNAT, in Wilmington, Delaware.  In the normal course of business, the Company utilizes the services of MNAT for various regulatory, real estate and public policy matters. Approximately $253,000, $524,000 and $312,000 was paid to MNAT during the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively, for legal and director related services.  As of December 31, 2019, the Company had a $105,000 accounts payable balance due to MNAT.

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

NOTE 18

BUSINESS COMBINATIONS

On March 29, 2018, Artesian Water purchased the utility assets of Slaughter Beach Water Company, which serves the community of Slaughter Beach located in Sussex County, Delaware along the Delaware Bay consisting of 265 customers.  The total purchase price was $450,000 in cash, which approximated the fair value of the net identifiable assets received.  The acquisition was accounted for as a business combination under ASC Topic 805, “Business Combinations”.  The purchase price was allocated to the acquired utility assets, including land, based on the utility assets’ estimated fair values as of the acquisition date.  This acquisition was approved by the DEPSC on March 27, 2018 subject to the DEPSC determining the appropriate ratemaking treatment of the acquisition price and the assets acquired in Artesian Water’s next base rate case.  The pro forma effect of the business acquired is not material to the Company’s financial position or results of operations.

NOTE 19

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

NOTE 20

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB, issued new guidance on leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The guidance was effective January 1, 2019 and the adoption of this new standard impacted our consolidated balance sheets, but did not have a material effect on our consolidated results of operations or cash flows.  Disclosures related to Leases are included in Note 3, Leases.

In June 2016, the FASB issued new guidance on the measurement of credit losses on financial instruments, to provide financial statement users with more information about expected credit losses on financial instruments. The guidance revises the incurred loss impairment methodology to reflect current expected credit losses and requires consideration of a broader range of information to estimate credit losses. The new standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. For the Company, this standard is primarily applicable to accounts receivable balances.  The Company is finalizing the assessment of the financial impacts of adoption, but does not believe that adoption will have a material impact.

In December 2019, the FASB issued new guidance on income taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods.  The guidance also reduces complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group.  This standard is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual reporting periods.  Management does not expect a material impact on the Company's financial statements due to the adoption of this guidance.

NOTE 21

SUBSEQUENT EVENT

On February 27, 2020, Artesian Water signed an agreement, or the Asset Purchase Agreement, to purchase from the Town of Frankford, or Frankford, substantially all of the operating assets of Frankford’s water system, including the right to provide water service to Frankford’s existing customers.  Frankford shall transfer to Artesian Water all of Frankford’s right, title and interest in and to all of the plant and equipment, associated real property, contracts and permits possessed by Frankford at closing related to the water system.  The total purchase price is $3.6 million.  The existing water system subject to the Asset Purchase Agreement serves approximately 360 customers.  Closing on this transaction is expected to occur on March 19, 2020, subject to the approval of the Delaware Public Service Commission.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Artesian Resources Corporation
Newark, Delaware

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 13, 2020 expressed an unqualified opinion thereon.

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
March 13, 2020

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

Artesian Resources Corporation’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013).”  Based on this assessment, Management determined that at December 31, 2019, the Corporation’s internal control over financial reporting was effective.

(c)  Attestation Report of the Registered Public Accounting Firm

The effectiveness of Artesian Resources Corporation’s internal control over financial reporting as of December 31, 2019 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(d)  Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting, occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Date: March 13, 2020

CHIEF EXECUTIVE OFFICER:	CHIEF FINANCIAL OFFICER:

/s/ DIAN C. TAYLOR	/s/ DAVID B. SPACHT
Dian C. Taylor	David B. Spacht

 ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Artesian Resources Corporation
Newark, Delaware

Opinion on Internal Control over Financial Reporting
We have audited Artesian Resources Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 13, 2020 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Wilmington, Delaware
March 13, 2020

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Dian C. Taylor	74
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

Qualifications:  Ms. Dian Taylor has over 25 years of experience as Chief Executive Officer and President of the Company, during which the Company has continuously expanded its service area. Ms. Taylor has extensive knowledge of the complex issues facing smaller companies and prior strategic planning expertise. Ms. Taylor has served as President of the National Association of Water Companies, a trade organization of the investor-owned water utility industry. Ms. Taylor also has served on the Delaware Economic and Financial Advisory Council, on the Board of Governors of the Delaware State Chamber of Commerce, the American Heart Association, the Committee of 100 and the Delaware Council on Economic Education, as a Regional Advisory Board Member for Citizens Bank, a Trustee of the Delaware Grand Opera and the Christiana Care Hospital and as a Commissioner for the Delaware River and Bay Authority. Ms. Taylor currently serves on the Executive Committee of the Delaware Business Round Table. The Board views Ms. Taylor’s experience with various aspects of the utility industry and her demonstrated leadership roles in business and community activities as important qualifications, skills and experiences for the Board of Directors’ conclusion that Ms. Taylor should serve as a director of the Company.

Kenneth R. Biederman Ph. D.	76
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

Qualifications:  Mr. Biederman’s experience as a former State Treasurer of New Jersey and the former Dean of the Lerner College of Business and Economics at the University of Delaware gives him a substantial amount of business, economic and financial reporting knowledge

John R. Eisenbrey, Jr.	64
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

Michael Houghton, Esq.	63
Biography:  Director since 2018 - Partner in the law firm of Morris Nichols Arsht & Tunnell (“MNAT”) in Wilmington, Delaware since 1991.  In 2017, Mr. Houghton was appointed by Delaware Governor John Carney to serve as Chair of the Delaware Economic and Financial Advisory Council (DEFAC).  DEFAC includes public and private sector representatives responsible for providing non-partisan and objective revenue and expenditure estimates to the Governor and General Assembly, as well as with providing advice on tax policy and projected economic trends that impact the State’s current and projected financial condition. He was admitted to practice law in Delaware in 1982, before the U.S. District Court for the District of Delaware in 1983 and before the U.S. Court of Appeals for the Third Circuit in 1985.  He served a clerkship with the Delaware Court of Chancery in 1982-1983.  He serves on the Governance and Nominating; and Strategic Planning, Budget and Finance Committees.

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

Nicholle R. Taylor	52
Biography:  Director since 2007 – Senior Vice President of Artesian Resources Corporation and its subsidiaries since May 9, 2012 and Chief Operating Officer of Artesian Water Company since August 2019. She was Vice President of Artesian Resources Corporation and its subsidiaries from May 2004 to May 2012.  Ms. Taylor has been employed by the Company since 1991 and has held various management level and operational positions within the Company.  She serves on the Strategic Planning, Budget and Finance Committee. Ms. Taylor is the niece of Dian C. Taylor and the cousin of John R. Eisenbrey, Jr.

Qualifications:  Ms. Nicholle Taylor has over twenty-eight years of experience with the Company in a variety of field, office and managerial positions.  The Board of Directors has determined that the range of her experience across various company functions gives her a clear perception of how the Company operates, thus enhancing the Board’s ability to know the Company’s current capabilities and limitations, and qualifies her to serve as a director.  Ms. Taylor serves on the Board of Directors of the National Association of Water Companies, a trade organization of the investor-owned water utility industry.  Ms. Taylor also currently serves on the Board of Directors of the Committee of 100, which is a business organization that promotes responsible economic development in the state of Delaware.  In 2019, Ms. Taylor was appointed to the Board of Directors of the Delaware Nature Society, a non-profit organization dedicated to connecting people with the natural world improve the environment through education, advocacy and conservation.

William C. Wyer	73
Biography:  Director since 1991 - Business Consultant with Wyer Group, Inc. since September 2005.  Previously, Mr. Wyer served as Managing Director of Wilmington Renaissance Corporation (formerly Wilmington 2000) from January 1998 to August 2005.  Wilmington Renaissance Corporation was a private organization seeking to revitalize the City of Wilmington, Delaware.  Mr. Wyer served as a Director and member of the Audit Committee of GMAC Bank and its’ successor National Motors Bank, FBS from August 2001 through 2008, President of All Nation Life Insurance and Senior Vice President of Blue Cross/Blue Shield of Delaware from September 1995 to January 1998, Managing Director of Wilmington 2000 from May 1993 to September 1995, President of Wyer Group, Inc. from 1991 to 1993 and Commerce Enterprise Group from 1989 to 1991, both of which are management-consulting firms specializing in operations reviews designed to increase productivity, cut overhead and increase competitiveness, and President of the Delaware State Chamber of Commerce from 1978 to 1989.  He serves on the Executive; Audit; Strategic Planning, Budget and Finance; Governance and Nominating; and Compensation Committees.

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

Pierre A. Anderson	41
Vice President of Information Technologies of Artesian Resources Corporation and its subsidiaries since May 2012. Mr. Anderson previously served as Director of Information Technologies from December 2006 to May 2012. Prior to joining the Company, Mr. Anderson was employed by the Christina School District as Manager, Project & Support Services.  From 2000 to 2005, while with MBNA (now Bank of America), he served in several information technology positions.

Joseph A. DiNunzio, CPA, CGMA	57
Executive Vice President and Corporate Secretary of Artesian Resources Corporation and its subsidiaries since May 2007. Mr. DiNunzio currently serves as President of Artesian Water Maryland, Inc. since May 2017. Mr. DiNunzio has been employed by the Company since 1989 and has held various executive and management level positions within the Company. Prior to joining Artesian Resources, Mr. DiNunzio was employed by PriceWaterhouseCoopers LLP from 1984 to 1989.

Jennifer L. Finch, CPA	51
Vice President and Assistant Treasurer of Artesian Resources Corporation and its subsidiaries since February 2010. Prior to joining the Company, Ms. Finch held various accounting positions for Handler Corporation, a home builder and developer located in Wilmington, Delaware. Ms. Finch was employed by the Handler Corporation from 1994 through 2008.

Karl G. Randall, Esq	51
Assistant Secretary of Artesian Resources Corporation and its subsidiaries since May 2017 and General Counsel since August 2016.  Prior to joining Artesian Resources in 2016, Mr. Randall served as Special Counsel at the Wilmington, Delaware law firm Morris, Nichols, Arsht & Tunnell LLP (“MNAT”).  He received his undergraduate degree from Rutgers University and his law degree from American University’s Washington College of Law.  He was admitted to the Delaware Bar in 2007.

David B. Spacht	60
Chief Financial Officer and Treasurer of Artesian Resources Corporation and its subsidiaries since January 1995 and President of Artesian Wastewater Management, Inc. since August 2019.  Mr. Spacht joined the Company in 1980 and has held various executive and management level positions.  Mr. Spacht has worked closely with the Public Service Commission for over 30 years on developing rates in Delaware.  He was selected by the National Association of Regulatory Utility Commissioners Subcommittee on Water as an instructor for their semi-annual course on rate making.

Mr. Spacht is a member of several national and local organizations, including the National Association of Water Companies, having served on their Finance Committee for 31 years, and most recently in 2015 joining the Rate and Regulatory Committee; the American Water Works Association; the National Association of Regulatory Utility Commissioners; the International Organization of Management Accountants; and Special Olympics Delaware.  Mr. Spacht received a B.S. degree in Accounting from Goldey Beacom College.

John M. Thaeder	61
Senior Vice President of Operations since May 2007. Prior to joining the Company, Mr. Thaeder was employed by Hydro Group, Inc. from 1996 to 1998 as Southeastern District Manager of Sales and Operations from Maryland to Florida. During 1995 and 1996, Mr. Thaeder was Hydro Group's Sales Manager of the Northeast Division with sales responsibilities from Maine to Florida.  From 1988 to 1995, he served as District Manager of the Layne Well and Pump Division of Hydro Group.

Corporate Governance

The executive officers are elected or approved by our Board, or the Board of our appropriate subsidiary, to serve until his or her successor is appointed or shall have been qualified or until earlier death, resignation or removal.

In accordance with the provisions of the Company's By-laws, the Board is divided into three classes. Members of each class serve for three years and one class is elected each year to serve a term until his or her successor shall have been elected and qualified or until earlier resignation or removal. Dian C. Taylor and John R Eisenbrey, Jr. have been nominated for election to the Board of Directors at the shareholders Annual Meeting to be held May 6, 2020.

The Board, which met eleven times in 2019, has established five standing committees: the Executive Committee, the Audit Committee, the Compensation Committee, the Strategic Planning, Budget and Finance Committee, and the Governance and Nominating Committee. Information with respect to these committees is set forth below. In addition, the charter for each of the five standing committees of the Board is available on our website, www.artesianwater.com.

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

Director Compensation

In May 2019, each independent director received an annual retainer fee of $32,000 paid in advance.  Dian C. Taylor and Nicholle R. Taylor received annual retainer fees of $31,000. The chair of the Audit Committee received an additional annual retainer of $9,000.  The chair of the Corporate Governance and Nominating Committee received an additional annual retainer of $9,000. The chair of the Compensation Committee received an additional annual retainer of $7,000. The members of the Strategic Planning, Budget and Finance Committee each received additional annual retainers of $3,000.  The members of the Executive Committee each received additional annual retainers of $1,000. Each director received $2,000 for each Board meeting attended, $1,500 for each committee meeting attended on the day of a regular board meeting and $2,000 for each committee meeting attended on any other day.  Each director received $500 per diem for workshops.

In 2019, our directors, other than Dian C. Taylor and Nicholle R. Taylor, whose fees as director are included in the Summary Compensation Table, received the following compensation:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All other Compensation ($)(2)	Total ($)
Kenneth R. Biederman	85,000	36,110	---	121,110
John R. Eisenbrey, Jr.	84,000	36,110	---	120,110
Michael Houghton	61,000	N/A	---	61,000
William C. Wyer	83,000	36,110	18,487	137,597

(1)
On May 8, 2019, each director, other than Mr. Houghton, received a restricted stock award of 1,000 shares of Class A Stock. The fair market value per share was $36.11, the closing price of the Class A  Stock as recorded on the Nasdaq Global Select Market on May 8, 2019.  The restricted shares vest one year from the date of grant.  The aggregate number of stock options and restricted shares outstanding at December 31, 2019 for each director is:

	Option Shares Outstanding at December 31, 2019	Restricted Shares Outstanding at December 31, 2019
Kenneth R. Biederman	27,000	1,000
John R. Eisenbrey, Jr.	27,000	1,000
William C. Wyer	31,750	1,000

(2)	$15,466 was for medical insurance premiums for Mr. Wyer and his spouse, $3,000 was for a physical for Mr. Wyer and $21 was for life insurance premiums for Mr. Wyer.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2019, the members of our Compensation Committee were Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer. None of our executive officers serves as a director or as a member of the compensation committee, or any other committee serving an equivalent function, of any entity that has one or more of its executive officers serving as members of our Compensation Committee or as a director of our Board.  No member of our Compensation Committee has ever been our employee.

Independence

In 2019, the Board of Directors determined that Messrs. Biederman, Eisenbrey, Houghton and Wyer, a majority of the Board of Directors, met the independence requirements prescribed by the listing standards of the Nasdaq Global Select Market.

Audit Committee

The Audit Committee reviews the procedures and policies relating to the internal accounting procedures and controls of the Company, and provides general oversight with respect to the accounting principles employed in the Company's financial reporting. As part of its activities, the Audit Committee meets with representatives of the Company's management and independent accountants. The Audit Committee has considered the extent and scope of non-audit services provided to the Company by its outside accountants and has determined that such services are compatible with maintaining the independence of the outside accountants. The Audit Committee appoints and retains the Company's independent accountants. The Audit Committee consists of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer. The Board of Directors has also determined that each member of the Audit Committee meets the independence requirements prescribed by the listing standards of the Nasdaq Global Select Market and the rules and regulations of the Securities and Exchange Commission. The Board of Directors has further determined that Mr. Biederman, a member of the Audit Committee, is an "audit committee financial expert" as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the Securities and Exchange Commission. During 2019, the Audit Committee met four times.

Compensation Committee

The Compensation Committee reviews the compensation and benefits provided to key management employees, officers and directors and makes recommendations as appropriate to the Board. The Compensation Committee also determines whether and what amounts should be granted under the 2015 Equity Compensation Plan, or the 2015 Plan, and may make recommendations for amendments to the 2015 Plan. The Compensation Committee is comprised of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer, three independent directors. The Board of Directors has also determined that each member of the Compensation Committee meets the independence requirements prescribed by the listing standards of the Nasdaq Global Select Market and the rules and regulations of the Securities and Exchange Commission. During 2019, the Compensation Committee met three times.

Consideration of Director Candidates

The Governance and Nominating Committee is comprised of four independent directors, Kenneth R. Biederman, John R. Eisenbrey, Jr., Michael Houghton and William C. Wyer. As part of the formalized nominating procedures, the committee makes recommendations for director nominations to the full Board. Director candidates nominated by stockholders are considered in the same manner, provided the nominations are submitted to the Secretary and copied to the Chairman of the committee on a timely basis and in accordance with the Company's By-laws. Nominations for the election of directors for the 2020 Annual Stockholders' Meeting were approved by the Governance and Nominating Committee on January 10, 2020.

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

Base Salary

Base salaries for Company executives are set at levels considered appropriate to attract and retain seasoned and talented personnel.  In 2019,  the Compensation Committee increased the base salary of each of the named executive officers by the following:  Dian C. Taylor – 3%; Joseph A. DiNunzio – 3%, David B. Spacht – 8.57%, John M. Thaeder – 3%, and Nicholle R. Taylor – 12.97%.  The increase for Mr. Spacht included recognition for his additional responsibilities upon his appointment as President of Artesian Wastewater Management, Inc.  The increase for Ms. Nicholle Taylor acknowledged her additional responsibilities upon being named the Chief Operating Officer of Artesian Water Company, Inc.

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

Cash Bonus and Equity Compensation Awards

Annually, the Compensation Committee determines whether any Cash Bonus and/or Equity Compensation Awards should be granted to any of the executives.  The Cash Bonus and Equity Compensation Awards are intended to reward executives for their contributions towards meeting the Company's strategic objectives.  Cash Bonus and Equity Compensation Awards are entirely discretionary and are based upon a qualitative assessment conducted by the Compensation Committee in the case of the Chief Executive Officer and by the Compensation Committee and the Chief Executive Officer in the case of other executives.  Recognizing both the executive team's and each individual named executive officer’s contributions toward meeting the Company's strategic objectives, cash bonuses were awarded to the Chief Executive Officer and named executive officers in 2019, 2018, and 2017.

Equity compensation may be awarded by the Board under the Company's 2015 Equity Compensation Plan, or the 2015 Plan, which provides for the grants of stock options, stock units, stock awards, dividend equivalents and other stock-based awards.  The 2015 Plan is meant to encourage recipients of such grants to contribute materially to the growth of the Company, for the benefit of the Company's shareholders, and to align the economic interests of the recipients with those of shareholders. In 2017, the Chief Executive Officer and the named executive officers each received 821 shares of Class A Common Stock in fully vested stock awards.

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

The Compensation Committee,

William C. Wyer, Chairman
Kenneth R. Biederman
John R. Eisenbrey, Jr.
CEO Pay Ratio

The 2019 compensation disclosure ratio of the median annual total compensation of all Company employees to the annual total compensation of the Company’s Chief Executive Officer is as follows:

2019 Total Compensation
Median employee total annual compensation	$93,744
Annual total compensation of Dian C. Taylor, CEO	$983,218
Ratio of CEO to median employee compensation	10:1

For simplicity, we identified the median employee by examining the base annual salary for all individuals, excluding our CEO, who were employed by us on October 6, 2017.  We are using the same median employee as for the prior year, as there were no significant changes to our employee population or employee compensation arrangements.  We included all employees, whether employed on a full-time, part-time, or seasonal basis.  We believe that the use of base annual salary compensation, excluding overtime, is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees and believe that it provides a reasonable estimate of the pay ratio calculated in a manner consistent with Item 402(u) of Regulation S-K.  After identifying the median employee by examining base annual salary excluding overtime, we calculated annual total compensation, including overtime, for such employee using the same methodology we use for our named executive officers set forth in the 2019 Summary Compensation Table.

The following table sets forth a summary of the compensation earned by our named executive officers, the Chief Executive Officer, Chief Financial Officer and the next three highest paid executive officers for the fiscal year 2019.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2),(3),(4)	Total ($)

Dian C. Taylor, Chair, Chief Executive	2019	558,800	250,000	36,110	138,308	983,218
Officer & President	2018	542,525	250,000	38,510	169,566	1,000,601
	2017	502,429	281,253	69,347	163,126	1,016,155

David B. Spacht, Chief Financial	2019	358,137	100,000	N/A	39,284	497,421
Officer & Treasurer	2018	342,637	125,000	N/A	36,842	504,479
	2017	314,610	131,253	31,247	26,888	503,998

Joseph A. DiNunzio, Executive Vice	2019	406,384	103,000	N/A	32,054	541,438
President & Secretary	2018	394,552	100,000	N/A	33,086	527,638
	2017	360,972	181,253	31,247	34,749	608,221

Nicholle R. Taylor, Senior Vice	2019	293,144	100,000	36,110	89,337	518,591
President	2018	277,218	100,000	38,510	83,791	499,519
	2017	262,198	131,253	69,347	85,575	548,373

John M. Thaeder, Senior Vice	2019	312,319	100,000	N/A	19,664	431,983
President of Operations	2018	303,234	102,000	N/A	22,176	427,410
	2017	294,410	131,253	31,247	21,283	478,193

(1)
On May 8, 2019, Dian Taylor and Nicholle Taylor each received a restricted stock award of 1,000 shares of Class A Stock in their capacities as directors of the Company.  The award was valued at the fair market value on the date of the award (last reported sale price on the date of award) or $36.11 per share. The restricted shares vest one year from the date of grant. On May 2, 2018, Dian Taylor and Nicholle Taylor each received a restricted stock award of 1,000 shares of Class A Stock.  The award was valued at the fair market value on the date of the award or $38.51 per share. The restricted shares vested one year from the date of grant. On May 3, 2017, Dian Taylor and Nicholle Taylor each received a restricted stock award of 1,000 shares of Class A  Stock.  The award was valued at the fair market value on the date of the award or $38.10 per share. The restricted shares vested one year from the date of grant.  On June 28, 2017 each officer received a fully vested Stock Award of 821 shares of Class A Stock. The award was valued at the fair market value on the date of the award or $38.06 per share.

(2)
Under the Company’s defined contribution 401(k) Plan, the Company contributes two percent of an eligible employee's gross earnings. The Company also matches 50 percent of the first six percent of the employee's gross earnings that the employee contributes to the 401(k) Plan. In addition, all employees hired before April 26, 1994 and under the age of 60 at that date are eligible for additional contributions to the 401(k) Plan. Employees over the age of 60 at that date receive Company paid medical, dental and life insurance benefits upon retirement. The Company will not provide the additional 401(k) or medical, dental and life insurance benefits to any other current or future employees. In 2019, Company contributions to the 401(k) Plan under terms available to all other employees based upon their years of service and plan eligibility were made in the amounts of:

Dian C. Taylor	$30,800
David B. Spacht	$30,800
Joseph A. DiNunzio	$30,800
Nicholle R. Taylor	$30,800
John M. Thaeder	$14,000

(3)
Executive officers are reimbursed for eligible medical expenses not otherwise covered by the Company's medical insurance plan under the Officer's Medical Reimbursement Plan. Amounts reimbursed are included in the "All Other Compensation" column in the table above. Dian C. Taylor received reimbursements of $19,444 in 2019.

(4)
Also included in the "All Other Compensation" column in the table above are amounts received by Dian C. Taylor as compensation for attendance at meetings of the Board and its committees in 2019 totaling $59,500, $10,816 for security provided at her personal residence, $14,416 for country club dues and personal use of a company-owned vehicle. Also included in the "All Other Compensation" column in the table above are amounts received by Nicholle R. Taylor as compensation for attendance at meetings of the Board and its committees in 2019 totaling $58,500.

Grants of Plan-Based Awards Table

Name	Grant Date	Vest Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock & Option Awards ($)

Dian C. Taylor	5/08/2019	5/08/2020	1,000	-	-	36,110
Nicholle R. Taylor	5/08/2019	5/08/2020	1,000	-	-	36,110

On May 8, 2019, Dian C. Taylor and Nicholle R. Taylor each received a restricted stock award of 1,000 shares of Class A Stock, as noted in the table above. The awards were valued at the fair market value on the date of the award (last reported sale price on the date of award) or $36.11 per share. The restricted stock awards vest one year from the date of grant.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date

Dian C. Taylor	6,750	0	18.61	5/18/2020
	6,750	0	19.06	5/17/2021
	6,750	0	19.01	5/09/2022
	6,750	0	22.66	5/08/2023
	6,750	0	21.86	5/07/2024

Nicholle R. Taylor	6,750	0	18.61	5/18/2020
	6,750	0	19.06	5/17/2021
	6,750	0	19.01	5/09/2022
	6,750	0	22.66	5/08/2023
	6,750	0	21.86	5/07/2024

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Dian C. Taylor	-	-	1,000	35,890
Nicholle R. Taylor	6,750	160,650	1,000	35,890

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the equity securities of the Company, as of March 9, 2020 for each director, each named executive officer, each beneficial owner of more than five percent (5%) of the outstanding shares of any class of the Company's voting securities and all directors and executive officers as a group, based in each case on information furnished to the Company. Addresses are provided for each beneficial owner of more than five percent (5%) of the Company’s voting securities.

	Class A Non-Voting Common Stock(1)		Class B Common Stock(1)
	Shares	Percent(2)	Shares	Percent(2)

Dian C. Taylor (3) 664 Churchmans Road Newark, Delaware 19702	169,270	2.0	159,509	18.1

Kenneth R. Biederman (3)	47,875	*	---	---

John R. Eisenbrey, Jr. (3)(4)(5) 15 Albe Drive Newark, Delaware 19702	77,751	*	45,707	5.2

Nicholle R. Taylor (3)(6) 20 Brendle Lane Wilmington, Delaware 19807	49,831	*	279,963	31.8

Michael Houghton	---	---	---	---

William C. Wyer (3)	50,250	*	---	---

Joseph A. DiNunzio	18,859	*	203	*

David B. Spacht	3,813	*	189	*

John M. Thaeder	31,291	*	1,350	*

Louisa Taylor Welcher 219 Laurel Avenue Newark, DE 19711	81,189	*	135,862	15.4

Directors and Executive Officers as a Group (12 Individuals)(3)	456,421	5.4	486,921	55.2

* less than 1%

((1)
The nature of ownership consists of sole voting and investment power unless otherwise indicated.  The amount also includes all shares issuable to such person or group upon the exercise of options or vesting of restricted shares held by such person or group to the extent such options are exercisable or restricted shares vest within 60 days after March 9, 2020.

(2)
The percentage of the total number of shares of the class outstanding is shown where that percentage is one percent or greater.  Percentages for each person are based on the aggregate number of shares of the applicable class outstanding as of March 9, 2020, and all shares issuable to such person upon the exercise of options or vesting of restricted shares held by such person to the extent such options are exercisable or restricted shares vest within 60 days of that date.

(3)
Includes vesting of restricted shares and options to purchase shares of the Company’s Class A Stock, as follows: Ms. D. Taylor (34,750 shares); Mr. Biederman (28,000 shares); Mr. Eisenbrey, Jr. (28,000 shares); Ms. N. Taylor (34,750 shares); Mr. Wyer (32,750 shares).

(4)	89,123 shares were pledged by Mr. Eisenbrey, Jr. as collateral for a loan.

(5)
Includes 780 shares of the Class B Stock owned by a trust, of which Mr. Eisenbrey, Jr. is a trustee and has a beneficial ownership interest, and 1,555 shares of the Class B Stock held in custodial accounts for Mr. Eisenbrey, Jr.’s daughters.

(6)	Includes 670 shares of the Class A Stock and 45 shares of the Class B stock held in custodial accounts for Ms. N. Taylor’s daughter and 262 shares of Class A stock held by her spouse.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information on the shares of our Class A Stock that may be issued upon exercise of outstanding stock options and vesting of awards as of December 31, 2019 under the Company’s stockholder approved stock plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon award vesting of exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	158,250	$20.80	299,932

Total	158,250	$20.80	299,932

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

Related Party Transactions

In October 2017, September 2017, and February 2017, Artesian Water entered into agreements in the normal course of business with W.F. Construction, Inc. for work associated with building modifications to water treatment plants.  The amounts of these agreements were approximately $60,000, $36,000 and $100,000, respectively.  The owner of W.F. Construction, Inc. is the husband of Mrs. Jennifer Finch, Vice President and Assistant Treasurer of Artesian Resources.  Approximately $5,000 was paid to W.F. Construction, Inc. during the year ended December 31, 2019. No amounts were paid to W.F. Construction, Inc. for the year ended December 31, 2018.  Approximately $183,000 was paid to W.F. Construction, Inc. during the year ended December 31, 2017.  As of December 31, 2019, the Company had no liability to W.F. Construction, Inc.

On September 23, 2018, the Board elected Mr. Michael Houghton to serve as a director for the remainder of the three year term class that expires at the Annual Meeting of the Class B Stock shareholders to be held in 2021 and until his respective successor shall be elected and qualified. Mr. Houghton is a Partner in the law firm of Morris Nichols Arsht & Tunnell, or MNAT, in Wilmington, Delaware.  In the normal course of business, the Company utilizes the services of MNAT for various regulatory, real estate and public policy matters. Approximately $253,000, $524,000 and $312,000 was paid to MNAT during the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively, for legal and director related services.  As of December 31, 2019, the Company had a $64,000 accounts payable balance due to MNAT.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed to the Company for the fiscal year 2019 and 2018 by the independent registered public accounting firm, BDO USA, LLP. Certain amounts for current year fees are estimated and adjusted to reflect actuals once received, prior year fees have been updated to reflect actuals.

(In thousands)	2019	2018
Audit Fees	$429	$427
Audit-Related Fees	16	15
Tax Fees	---	---
All Other Fees	--	---

Total Fees	$445	$442

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

Tax Fees: consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, return preparation and tax audits.  The independent registered public accounting firm did not provide any tax services to the Company in 2019 and 2018.

All Other Fees: consist of fees for services other than described above. The independent registered public accounting firm did not provide any other services to the Company in 2019 and 2018.

Pursuant to our policy, the Audit Committee pre-approves audit and tax services for the year as well as non-audit services to be provided by the independent registered public accounting firm. Any changes in the amounts quoted are also subject to pre-approval by the committee. Any audit related fees and tax fees paid are pre-approved by the committee.

The Audit Committee of the Company’s Board of Directors has considered whether BDO’s provision of the services described above for the fiscal year ended December 31, 2019 is compatible with maintaining its independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	The following documents are filed as part of this report:	Page(s)*
(1)	Financial Statements:
	Reports of Independent Registered Public Accountants	55
	Consolidated Balance Sheets at December 31, 2019 and 2018	27
	Consolidated Statements of Operations for the three years ended December 31, 2019	28
	Consolidated Statements of Cash Flows for the three years ended December 31, 2019	29
	Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2019	30
	Notes to Consolidated Financial Statements	31 – 54

(2)	Exhibits: see the exhibit list below	74 – 76

	* Page number shown refers to page number in this Report on Form 10-K

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2019

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

4.1
Twenty-Fourth Supplemental Indenture dated as of December 17, 2019, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 4.1 filed with the Company's Form 8-K filed on December 19, 2019.

4.2
Bond Purchase Agreement, dated December 17, 2019 by and between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 4.2 filed with the Company’s Form 8-K filed on December 17, 2019.

4.3
Twenty-Third Supplemental Indenture dated as of January 31, 2018, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 4.1 filed with the Company's Form 8-K filed on February 2, 2018.

4.4
Bond Purchase Agreement, dated January 31, 2018 by and between Artesian Water Company, Inc., subsidiary of the Company, and CoBank, ACB.  Incorporated by reference to Exhibit 4.2 filed with the Company’s Form 8-K filed on February 2, 2018.

4.5
Twenty-Second Supplemental Indenture dated as of January 18, 2017, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 4.1 filed with the Company's Form 8-K filed on January 20, 2017.

4.6
Bond Purchase Agreement, dated January 18, 2017 by and between Artesian Water Company, Inc., subsidiary of the Company, and CoBank, ACB.  Incorporated by reference to Exhibit 4.2 filed with the Company’s Form 8-K filed on January 20, 2017.

4.7
First Amendment to Indenture of Mortgage and to the Sixteenth, Eighteenth and Twentieth Supplemental Indentures dated as of January 18, 2017, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.3 filed with the Company’s Form 10-K for the year ended December 31, 2017.

4.8
Letter Agreement, dated as of September 15, 2015, by and between Artesian Water Company, Inc. and CoBank ACB. Incorporated by reference to Exhibit 4.1 filed with the Company’s Form 8-K filed on September 18, 2015.

4.9
Twenty-First Supplemental Indenture dated as of November 20, 2009, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.4 filed with the Company’s Form 10-K for the year ended December 31, 2017.

4.10
Twentieth Supplemental Indenture dated as of December 1, 2008, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 4.1 filed with the Company's Form 8-K filed on December 4, 2008.

4.11
First Amendment to Bond Purchase Agreement, dated as of January 18, 2017 by and between Artesian Water Company, Inc., subsidiary of the Company, and CoBank, ACB. Incorporated by reference to Exhibit 4.13 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

4.12
Bond Purchase Agreement, dated December 1, 2008 by and between Artesian Water Company, Inc., subsidiary of the Company, and CoBank, ACB.  Incorporated by reference to Exhibit 4.2 filed with the Company’s Form 8-K filed on December 4, 2008.

4.13
Eighteenth Supplemental Indenture dated as of August 1, 2005, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.14
Sixteenth Supplemental Indenture dated as of January 31, 2003 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.2 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.15
Indenture of Mortgage dated July 1, 1961, between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.10 filed with the Company’s Annual
Report on Form 10-K for the year ended December 31, 2017.

4.16	Second Amendment to Master Loan Agreement, dated as of November 13, 2019, by and between Artesian Wastewater Management, Inc. and CoBank, ACB.*

4.17	First Amendment to Master Loan Agreement, dated as of January 10, 2019, by and between Artesian Wastewater Management, Inc. and CoBank, ACB.*

4.18
Guarantee of Payment, dated as of August 8, 2018, by and between Artesian Resources Corporation and CoBank, ACB. Incorporated by reference to Exhibit 4.3 filed with the Company’s Form 10-Q filed on August 9, 2018.

4.19
Master Loan Agreement, dated as of August 8, 2018, by and between Artesian Wastewater Management, Inc. and CoBank, ACB. Incorporated by reference to Exhibit 4.2 filed with the Company’s Form 10-Q filed on August 9, 2018.

4.20	Artesian Resources Corporation 2015 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8 filed December 16, 2015.

4.21
Interest Rate Lock Agreement, dated as of October 8, 2019, by and between Artesian Water Company, Inc. and CoBank, ACB, Incorporated by reference to Exhibit 4.1 filed with the Company’s Form 8-K filed on October 11, 2019.

4.22	Description of the Company’s Securities.*

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

10.4
Second Amended and Restated Revolving Credit Agreement between Artesian Water Company, Inc. and CoBank, ACB dated September 20, 2019. Incorporated by reference to Exhibit 4.2 filed with the Company’s Form 10-Q filed on November 8, 2019.

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

10.9	Artesian Resources Corporation 2005 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. ***

10.10
Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2003.***

10.11	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.***

10.12	Officer's Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.***

21	Subsidiaries of the Company as of December 31, 2019. *

23.1	Consent of BDO USA, LLP *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101
The following financial statements from Artesian Resources Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity and (v) the Notes to the Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.
***	Compensation plan or arrangement required to be filed or incorporated as an exhibit.

SIGNATURES
ARTESIAN RESOURCES CORPORATION

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 13, 2020	By: /s/ DAVID B. SPACHT
David B. Spacht
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:
/s/ DIAN C. TAYLOR
Dian C. Taylor	President and Chief Executive Officer	March 13, 2020

Principal Financial and Accounting Officer:
/s/ DAVID B. SPACHT
David B. Spacht	Chief Financial Officer and Treasurer	March 13, 2020

Directors:
/s/ DIAN C. TAYLOR
Dian C. Taylor	Director	March 13, 2020

/s/ KENNETH R. BIEDERMAN
Kenneth R. Biederman	Director	March 13, 2020

/s/ WILLIAM C. WYER
William C. Wyer	Director	March 13, 2020

/s/ JOHN R. EISENBREY, JR.
John R. Eisenbrey, Jr.	Director	March 13, 2020

/s/ MICHAEL HOUGHTON
Michael Houghton	Director	March 13, 2020

/s/ NICHOLLE R. TAYLOR
Nicholle R. Taylor	Director	March 13, 2020