Form 10-Q
period 2020-03-31
ARTESIAN RESOURCES CORP
filed 2020-05-07
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 5, 2020, 8,429,009 shares of Class A Non-Voting Common Stock and 881,442 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	March 31, 2020	December 31, 2019
Utility plant, at original cost (less accumulated depreciation 2020 - $ 139,121; and 2019 - $136,588)	$537,190	$530,721
Current assets
Cash and cash equivalents	330	596
Accounts receivable (less allowance for doubtful accounts 2020 - $280; 2019 - $264)	6,734	6,913
Income tax receivable	-	19
Unbilled operating revenues	1,290	1,211
Materials and supplies	1,322	1,264
Prepaid property taxes	976	1,954
Prepaid expenses and other	2,027	2,250
Total current assets	12,679	14,207
Other assets
Non-utility property (less accumulated depreciation - 2020 - $809; 2019 - $790)	3,793	3,812
Other deferred assets	4,666	4,257
Operating lease right of use assets	474	480
Total other assets	8,933	8,549
Regulatory assets, net	6,785	6,891
Total Assets	$565,587	$560,368

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$9,302	$9,292
Preferred stock	—	—
Additional paid-in capital	102,132	101,811
Retained earnings	50,920	49,165
Total stockholders' equity	162,354	160,268
Long-term debt, net of current portion	143,563	144,156
	305,917	304,424
Current liabilities
Lines of credit	8,638	7,500
Current portion of long-term debt	1,789	1,706
Accounts payable	6,597	8,176
Accrued expenses	2,708	3,113
Overdraft payable	28	15
Accrued interest	1,497	830
Income taxes payable	2,740	343
Customer and other deposits	1,970	1,970
Other	1,956	1,946
Total current liabilities	27,923	25,599

Commitments and contingencies	—	—

Deferred credits and other liabilities
Net advances for construction	5,302	5,421
Operating lease liabilities	445	450
Regulatory liabilities	22,104	22,246
Deferred investment tax credits	486	490
Deferred income taxes	50,953	52,259
Total deferred credits and other liabilities	79,290	80,866

Net contributions in aid of construction	152,457	149,479
Total Liabilities and Stockholders’ Equity	$565,587	$560,368
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months Ended March 31,

	2020	2019
Operating revenues
Water sales	$17,392	$16,934
Other utility operating revenue	1,253	1,120
Non-utility operating revenue	1,256	1,332
Total Operating Revenues	19,901	19,386

Operating expenses
Utility operating expenses	9,235	9,121
Non-utility operating expenses	728	767
Depreciation and amortization	2,752	2,715
State and federal income taxes	1,359	1,180
Property and other taxes	1,365	1,319
Total Operating Expenses	15,439	15,102

Operating income	4,462	4,284

Other income, net
Allowance for funds used during construction (AFUDC)	423	226
Miscellaneous income	1,088	800

Income before interest charges	5,973	5,310

Interest charges	1,899	1,720

Net income applicable to common stock	$4,074	$3,590

Income per common share:
Basic	$0.44	$0.39
Diluted	$0.44	$0.39

Weighted average common shares outstanding:
Basic	9,297	9,258
Diluted	9,343	9,314

Cash dividends per share of common stock	$0.2496	$0.2423

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,074	$3,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,752	2,715
Deferred income taxes, net	(1,310)	(768)
Stock compensation	45	47
AFUDC, equity portion	(281)	(145)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	179	1,184
Income tax receivable	19	763
Unbilled operating revenues	(79)	(69)
Materials and supplies	(58)	(105)
Prepaid property taxes	978	941
Prepaid expenses and other	223	142
Other deferred assets	(418)	(361)
Regulatory assets	92	95
Regulatory liabilities	(178)	(114)
Income tax payable	2,397	1,292
Accounts payable	(1,579)	(3,324)
Accrued expenses	(405)	525
Accrued interest	667	565
Revenue reserved for refund	–	474
Customer deposits and other	11	174
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,129	7,621

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(9,212)	(9,078)
Proceeds from sale of assets	30	14
NET CASH USED IN INVESTING ACTIVITIES	(9,182)	(9,064)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under lines of credit agreements	1,138	2,669
Increase in overdraft payable	13	252
Net advances and contributions in aid of construction	3,179	748
Net proceeds from issuance of common stock	286	395
Dividends paid	(2,319)	(2,241)
Principal repayments of long-term debt	(510)	(408)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,787	1,415

NET DECREASE IN CASH AND CASH EQUIVALENTS	(266)	(28)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	596	293

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$330	$265

Non-cash Investing and Financing Activity:
Utility plant received as construction advances and contributions	$320	$152

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,232	$1,155
Income taxes paid	$360	$–

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Unaudited
(In thousands)

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2018	8,368	882	$8,368	$882	$100,639	$43,362	$153,251
Net income	–	–	–	–	–	3,590	3,590
Cash dividends declared
Common stock	–	–	–	–	–	(2,241)	(2,241)
Issuance of common stock
Dividend reinvestment plan	2	–	2	–	85	–	87
Employee stock options and awards(4)	14	–	14	–	263	–	277
Employee Retirement Plan(3)	2	–	2	–	76	–	78
Balance as of March 31, 2019	8,386	882	8,386	882	101,063	44,711	155,042

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2019	$8,410	$882	$8,410	$882	$101,811	$49,165	$160,268
Net income	–	–	–	–	–	4,074	4,074
Cash dividends declared
Common stock	–	–	–	–	–	(2,319)	(2,319)
Issuance of common stock
Dividend reinvestment plan	3	–	3	–	105	–	108
Employee stock options and awards(4)	5	–	5	–	129	–	134
Employee Retirement Plan(3)	2	–	2	–	87	–	89
Balance as of March 31, 2020	$8,420	$882	$8,420	$882	$102,132	$50,920	$162,354

(1)
At March 31, 2020, and March 31, 2019, Class A Common Stock had 15,000,000 shares authorized.  For the same periods, shares issued, inclusive of treasury shares, were 8,449,292 and 8,415,799, respectively.

(2)	At March 31, 2020, and March 31, 2019, Class B Common Stock had 1,040,000 shares authorized and 881,452 shares issued.
(3)	Artesian Resources Corporation registered 500,000 shares of Class A Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
(4)
Under the Equity Compensation Plan, effective December 9, 2015, Artesian Resources Corporation authorized up to 331,500 shares of Class A Common Stock for issuance of grants in forms of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the Plan. Includes stock compensation expense for March 31, 2020 and March 31, 2019, see Note 1-Stock Compensation Plans.

See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Artesian Resources Corporation, or Artesian Resources, includes income from the earnings of our eight wholly owned subsidiaries. The terms "we", "our", "Artesian" and the "Company" as used herein refer to Artesian Resources and its subsidiaries.

DELAWARE REGULATED SUBSIDIARIES

Artesian Water Company, Inc., or Artesian Water, our principal subsidiary, is the oldest and largest public water utility in the State of Delaware and has been providing water service within the state since 1905.  Artesian Water distributes and sells water to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware.  In addition, Artesian Water provides services to other water utilities, including operations and billing functions, and has contract operation agreements with private and municipal water providers.  Artesian Water also provides water for public and private fire protection to customers in our service territories.

Artesian Wastewater Management, Inc., or Artesian Wastewater, is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company.  Artesian Wastewater owns and operates four wastewater treatment facilities, which are permitted to treat approximately 500,000 gallons per day.  Artesian Wastewater and Sussex County, a political subdivision of Delaware, provide reciprocal services to address the periodic need of each for additional wastewater treatment and disposal capacity in certain service areas within Sussex County. There are numerous locations in Sussex County where Artesian Wastewater’s and Sussex County’s facilities are capable of being connected or integrated to allow for the movement and disposal of wastewater generated by one or the other’s system in a manner that most efficiently and cost effectively manages wastewater transmission, treatment and disposal.  Artesian Wastewater received an operations permit in March 2020 for a disposal facility that includes a 90 million gallon storage lagoon and spray irrigation to agricultural land.  This facility will be used to provide treated process wastewater disposal services for an industrial customer at a rate of approximately 1.5 million gallons per day. We expect to be operating this facility in the second quarter of 2020.

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

Artesian Utility currently operates wastewater treatment facilities for the town of Middletown, in southern New Castle County, Delaware, or Middletown, under a 20-year contract that expires in July 2039.  The company has been operating these facilities, which currently include two wastewater treatment stations with a combined capacity of up to approximately 2.8 million gallons per day, or mgd, and the related wastewater disposal facilities, since 1998.  The wastewater treatment facilities in Middletown provide reclaimed wastewater for use in spray irrigation on public and agricultural lands in the area.

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

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for Form 10-Q.  Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  Accordingly, these condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes in the Company's annual report on Form 10-K for fiscal year 2019 as filed with the SEC on March 13, 2020.

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company's balance sheet position as of March 31, 2020, the results of its operations for the three month periods ended March 31, 2020 and March 31, 2019, its cash flows for the three month periods ended March 31, 2020 and March 31, 2019 and the changes in stockholders’ equity for the three  month periods ended March 31, 2020 and March 31, 2019.  The December 31, 2019 Condensed Consolidated Balance Sheet was derived from the Company’s December 31, 2019 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.

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

NOTE 3 – REVENUE RECOGNITION

Background

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

Artesian generates fixed fee revenue for water and wastewater services provided to customers once a customer requests service in our territory.  Our wastewater territory is located in Sussex County, Delaware.  We recognize revenue from these services on a ratable basis over time as the customer simultaneously receives and consumes all the benefits of the Company remaining ready to provide them water and wastewater service.  These contract services are billed in advance at tariff rates on a monthly, quarterly or semi-annual basis.  As a result, we record deferred revenue (contract liability) and accounts receivable for any amounts for which we have a right to invoice but for which services have not been provided.  This deferred revenue is netted with unbilled operating revenue on the Condensed Consolidated Balance Sheet.

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

The DEPSC required Delaware utilities to determine the impact that the Tax Cuts and Jobs Act, or TCJA, had on its customers and potential rate relief due to customers.  The reduction in corporate income tax expense resulting from the TCJA was passed through to customers in the form of reduced tariff rates as approved by the DEPSC on January 31, 2019.  Approximately $3.8 million was refunded to customers during the second quarter of 2019.  This amount was previously held in reserve (refund liability) and was not reflected in income.

Accounts receivable related to tariff contract revenues are typically due within 25 days of invoicing.  An allowance for doubtful accounts is calculated as a percentage of total associated revenues based upon historical trends and adjusted for current conditions.  We mitigate our exposure to credit losses by discontinuing services in the event of non-payment; accordingly, the related allowance for doubtful accounts and associated bad debt expense has not been significant.  However, due to the coronavirus, or COVID-19, pandemic causing hardships for many utility customers, state government agencies issued executive orders requiring utility companies to take a number of steps to support their customers and communities, including prohibiting service disconnections for non-payment and prohibiting late fees.  The Company anticipates a longer receivable cycle and the need for increased reserves for bad debt compared to 2019.  The MDPSC issued an order authorizing utilities deferred regulatory treatment for incremental costs related to COVID-19, which includes increased bad debt expense.  The Company anticipates the DEPSC will issue a similar order.  Management is monitoring the situation and as of March 31, 2020, no significant adjustment has been made.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by service type; all revenues are generated within a similar geographical location:

(in thousands)	Three months ended March 31, 2020	Three months ended March 31, 2019
Tariff Revenue
Consumption charges	$10,160	$10,393
Fixed fees	6,737	6,648
Service charges	147	177
DSIC	1,152	888
Industrial wastewater services	8	–
Revenue reserved for refund – TCJA impact	–	(422)
Total Tariff Revenue	$18,204	$17,684

Non-Tariff Revenue
Service line protection plans	$1,088	$1,050
Contract operations	216	328
Inspection fees	102	23
Total Non-Tariff Revenue	$1,406	$1,401

Other Operating Revenue not in scope of ASC 606	$291	$301

Total Operating Revenue	$19,901	$19,386

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	March 31, 2020	December 31, 2019

Contract Assets – Tariff	$2,146	$2,146

Deferred Revenue
Deferred Revenue – Tariff	$979	$1,050
Deferred Revenue – Non-Tariff	221	251
Total Deferred Revenue	$1,200	$1,301

For the three months ended March 31, 2020, the Company recognized revenue of $1.0 million from amounts that were included in Deferred Revenue – Tariff at the beginning of the year and revenue of $0.2 million from amounts that were included in Deferred Revenue – Non- Tariff at the beginning of the year.

The increases (decreases) of Accounts Receivable, Contract Assets and Deferred Revenue were primarily due to normal timing differences between our performance and customer payments.

Remaining Performance Obligations

As of March 31, 2020 and December 31, 2019, Deferred Revenue – Tariff is recorded net of contract assets within Unbilled operating revenues and represents our remaining performance obligations for our fixed fee water and wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of March 31, 2020 and December 31, 2019, Deferred Revenue – Non-Tariff is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services and wastewater inspections, which are expected to be satisfied and associated revenue recognized within the next three months and one year for the SLP Plan revenue and inspection fee revenue, respectively.

NOTE 4 – LEASES

The Company leases land and office equipment under operating leases from non-related parties.  Our leases have remaining lease terms of 2 years to 77 years, some of which include options to automatically extend the leases for up to 66 years.  Payments made under operating leases are recognized in the condensed consolidated statement of operations on a straight-line basis over the period of the lease.  The annual lease payments for the land operating leases increase each year either by the most recent increase in the Consumer Price Index or by 3%, as applicable based on the lease agreements.  Periodically, the annual lease payment for one operating land lease is determined based on the fair market value of the applicable parcel of land.  None of the operating leases contain contingent rent provisions.  The commencement date of all the operating leases is the earlier of the date we become legally obligated to make rent payments or the date we may exercise control over the use of the land or equipment.  The Company currently does not have any financing leases and does not have any lessor leases that require disclosure.

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

Rent expense for all operating leases except those with terms of 12 months or less comprises:

	(in thousands)
	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019

Minimum rentals	$7	$2
Contingent rentals	–	–

	$7	$2

Supplemental cash flow information related to leases is as follows:

	(in thousands)
	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7	$2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$474	$499

Supplemental balance sheet information related to leases is as follows:

	(in thousands, except lease term and discount rate)
	March 31, 2020	December 31, 2019

Operating Leases:
Operating lease right-of-use assets	$474	$480

Other current liabilities	$20	19
Operating lease liabilities	445	450
Total operating lease liabilities	$465	$469

Weighted Average Remaining Lease Term
Operating leases	58 years	58 years
Weighted Average Discount Rate
Operating leases	5.0%	5.0%

Maturities of operating lease liabilities that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2020 are as follows:

(in thousands)
Operating Leases
Year
2020	$42
2021	42
2022	23
2023	23
2024	23
Thereafter	1,319
Total undiscounted lease payments	$1,472
Less effects of discounting	(1,007)
Total lease liabilities recognized	$465

  As of March 31, 2020, we have not entered into operating or finance leases that will commence at a future date.

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

Compensation expense of $45,000 related to the May 2019 issue of restricted stock awards, was recorded for the three months ended March 31, 2020. Compensation expense of $47,000 was also recorded for the three months ended March 31, 2019 for restricted stock awards issued in May 2018. Costs were determined based on the fair value on the dates of the awards and those costs were charged to income over the service periods associated with the awards.

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

The following summary reflects changes in the shares of Class A Stock underlying options and restricted stock awards for the three months ended March 31, 2020:

	Options				Restricted Awards
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)	Outstanding Restricted Stock Awards	Weighted Average Grant Date Fair Value
Plan options/restricted stock awards
Outstanding at January 1, 2020	153,250	$20.40		$2,575	5,000	$36.11
Granted	–	–		–	–	–
Exercised/vested and released	(4,750)	18.61		70	–	–
Expired/cancelled	–	–		–	–	–
Outstanding at March 31, 2020	148,500	$20.46	2.384	$2,512	5,000	$36.11

Exercisable/vested at March 31, 2020	148,500	$20.46	2.384	$2,512	–	–

The total intrinsic value of options exercised during the three months ended March 31, 2020 was approximately $70,000.

There were no unvested option shares outstanding under the 2015 Plan during the three months ended March 31, 2020.

As of March 31, 2020, there were no unrecognized expenses related to non-vested option shares granted under the 2015 Plan.

As of March 31, 2020, there was $18,000 total unrecognized expenses related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.10 years, the remaining vesting period for the restricted stock awards.

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

The postretirement benefit obligation is the recognition of an offsetting regulatory liability as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees.  Artesian Water contributed approximately $5,700 to its postretirement benefit plan in the first three months of 2020. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

The deferred income taxes will be amortized over future years as the tax effects of temporary differences that previously flowed through to our customers are reversed.

Debt related costs include debt issuance costs and other debt related expense. The DEPSC has allowed rate recovery on issuance costs associated with the Series V First Mortgage bond in December 2019 that paid down outstanding lines of credit and a loan payable to Artesian Resources.  These amounts are recovered over the term of the new long-term debt issued.  For the Series V First Mortgage bond, cash was paid for the issuance costs and $30 million of cash was received from the proceeds of the bonds.

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Rate case studies	5
Delaware rate proceedings	2.5
Maryland rate proceedings	5
Debt related costs	15 to 30 (based on term of related debt)
Goodwill (resulting from acquisition of Mountain Hill Water Company in 2008)	50
Deferred acquisition costs (resulting from purchase of water assets in Cecil County, Maryland in 2011 and Port Deposit, Maryland in 2010)	20
Franchise Costs (resulting from purchase of water assets in Cecil County, Maryland in 2011)	80

Regulatory assets, net of amortization, comprise:
	(in thousands)
	March 31, 2020	December 31, 2019

Postretirement benefit obligation	$51	$51
Deferred income taxes	382	386
Expense of rate case studies	25	27
Debt related costs	5,468	5,556
Goodwill	286	288
Deferred acquisition and franchise costs	573	583
	$6,785	$6,891

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

Regulatory liabilities comprise:
	(in thousands)
	March 31, 2020	December 31, 2019

Utility plant retirement cost obligation	$216	$247
Deferred income taxes (related to TCJA)	21,888	21,999
	$22,104	$22,246

NOTE 8 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards.

The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months Ended March 31,
	2020	2019
	(in thousands)

Weighted average common shares outstanding during the period for Basic computation	9,297	9,258
Dilutive effect of employee stock options and awards	46	56

Weighted average common shares outstanding during the period for Diluted computation	9,343	9,314

For the three months ended March 31, 2020, 6,050 shares of restricted stock awards were excluded from the calculations of diluted net income per share. For the three months ended March 31, 2019, no shares of restricted stock awards were excluded from the calculations of diluted net income per share.  Due to unrecognized compensation costs, the hypothetical repurchase of shares exceeded the number of restricted shares expected to vest during the period, creating an anti-dilutive effect. For the three months ended March 31, 2020 and March 31, 2019, no shares of stock options were excluded from the calculations of diluted net income per share, as the calculated proceeds from the options’ exercise were lower than the average market price of the Company’s common stock during the period.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Common Stock, or Class B Stock. As of March 31, 2020, 8,420,315 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of March 31, 2019, 8,386,822 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share. During the three months ended March 31, 2020 and March 31, 2019, the Company issued 10,069 and 17,794 shares of Class A Stock, respectively.

Equity per common share was $17.46 and $17.28 at March 31, 2020 and December 31, 2019, respectively. These amounts were computed by dividing common stockholders' equity by the number of shares of common stock outstanding on March 31, 2020 and December 31, 2019, respectively.

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

The DEPSC required Delaware utilities to determine the impact that the TCJA had on their customers and potential rate relief due to customers.  The reduction in corporate income tax expense resulting from the TCJA was passed through to customers in the form of reduced tariff rates as approved by the DEPSC on January 31, 2019.  Approximately $3.8 million was refunded to customers during the second quarter of 2019.  This amount was previously held in reserve and was not reflected in income..

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

The following table summarizes (1) Artesian Water’s applications with the DEPSC to collect DSIC rates and (2) the rates upon which eligible plant improvements are based:

Application Date	11/28/2018	05/29/2019	11/15/2019
DEPSC Approval Date	12/20/2018	06/18/2019	12/12/2019
Effective Date	01/01/2019	07/01/2019	01/1/2020
Cumulative DSIC Rate	5.55%	7.41%	7.50%
Net Eligible Plant Improvements – Cumulative Dollars (in millions)	$30.4	$ 43.1	$ 43.1
Eligible Plant Improvements – Installed Beginning Date	10/01/2014	10/01/2014	10/01/2014
Eligible Plant Improvements – Installed Ending Date	10/31/2018	04/30/2019	04/30/2019

The DSIC rate effective January 1, 2020 replaces the DSIC rate effective July 1, 2019.  The rate reflects the eligible plant improvements installed through April 30, 2019.  The DSIC rates effective January 1, 2019, July 1, 2019, and January 1, 2020 are still subject to audit at a later date by the DEPSC.  For the three months ended March 31, 2020 and March 31, 2019, we earned approximately $1.2 million and $0.9 million in DSIC revenue, respectively.

NOTE 10 – INCOME TAXES

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

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known.  The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense.  The Company has accrued approximately $5,000 in penalties and interest for the three months ended March 31, 2020. The Company remains subject to examination by federal and state authorities for the tax years 2016 through 2019.

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

Long-term Financial Liabilities

All of Artesian Resources’ outstanding long-term debt as of March 31, 2020 and December 31, 2019 was fixed-rate.  The fair value of the Company’s long-term debt is determined by discounting its future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  Level 2 is valued using observable inputs other than quoted prices.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt (including current portion) are shown below:

In thousands
	March 31, 2020	December 31, 2019
Carrying amount	$145,352	$145,862
Estimated fair value	$164,083	$157,710

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

NOTE 12 – RELATED PARTY TRANSACTIONS

Mr. Michael Houghton currently serves as a director through the remainder of the three year term class that expires at the Annual Meeting of the Class B Stock shareholders to be held in 2021 and until his respective successor shall be elected and qualified.  Mr. Houghton is a Partner in the law firm of Morris Nichols Arsht & Tunnell, or MNAT, in Wilmington, Delaware.  In the normal course of business, the Company utilizes the services of MNAT for various regulatory, real estate and public policy matters.  Approximately $119,000 and $40,000 was paid to MNAT during the three months ended March 31, 2020, and March 31, 2019, respectively, for legal and director related services.  As of March 31, 2020, the Company had a $19,000 accounts payable balance due to MNAT.

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

NOTE 13 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued new guidance on the measurement of credit losses on financial instruments, to provide financial statement users with more information about expected credit losses on financial instruments. The guidance revises the incurred loss impairment methodology to reflect current expected credit losses and requires consideration of a broader range of information to estimate credit losses.  The new standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. For the Company, this standard is primarily applicable to accounts receivable balances.  The company’s credit losses on accounts receivable is minimal since we mitigate our exposure by discontinuing services in the event of non-payment, however, due to the COVID-19 pandemic causing hardships for many utility customers, state government agencies issued executive orders requiring utility companies to take a number of steps to support their customers and communities, including prohibiting service disconnections for non-payment and prohibiting late fees.  The Company anticipates a longer receivable cycle and the need for increased reserves for bad debt compared to 2019.  The MDPSC issued an order authorizing utilities deferred regulatory treatment for incremental costs related to COVID-19, which includes increased bad debt expense.  The Company anticipates the DEPSC will issue a similar order.  Management is monitoring the situation and as of March 31, 2020, no significant adjustment has been made.

NOTE 14 - SUBSEQUENT EVENTS

In March 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. Subsequently on March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the situation and impacts on its operations, suppliers, industry, and workforce. The Company is following social distancing and remote work directives, however prolonged workforce disruptions may negatively impact performance of services or require use of emergency personnel.  The Company maintains essential utility services,  however a longer receivables cycle, need for increased reserves for bad debt, along with changes in revenue mix between commercial and residential are possible as a result of broader economic impacts of the COVID-19 outbreak.  Given the changing nature of the COVID-19 outbreak and the responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations.

On March 27, 2020, the United States Government enacted the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which provides economic relief and stimulus to support the national economy during the COVID-19 epidemic.  This package included support for individuals, large corporations, small business, and health care entities, among other affected groups.  While the Company, and the utility industry broadly, were not direct beneficiaries of the stimulus, the Company continues to review the provisions of the CARES Act and assess the potential impact on the Company’s operations.

On April 28, 2020, Artesian Water entered into three financing agreements, or the Financing Agreements, with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of the state of Delaware, or the Department.  Under the Financing Agreements, the Department has agreed to advance to Artesian Water up to approximately $1.7 million, $1.0 million and $1.3 million, collectively, the Loans, to finance all or a portion of the costs to replace specific water transmission mains in service areas located in New Castle County, Delaware, collectively, the Projects.  In accordance with the Financing Agreements, Artesian Water will from time to time request funds under the Loans as it incurs costs in connection with the Projects.  The Company shall pay to the Department, on the principal amount drawn down and outstanding from the date drawn, interest at a rate of 0.6% per annum and an administrative fee at a rate of 0.6% per annum.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that express our "belief", "anticipation" or "expectation," as well as other statements that are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding specific and overall impacts of the COVID-19 global pandemic on our financial condition and results of operations, our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, our expectation of the timing of decisions by regulatory authorities, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, our ability to adjust our debt level, interest rate, maturity schedule and structure, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, anticipated growth in our non-regulated division, the impact of recent acquisitions on our ability to expand and foster relationships, anticipated investments in certain of our facilities and systems and the sources of funding for such investments, and the sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A -Risk Factors, in our Annual Report on Form10-K for the year ended December 31, 2019, and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, failure to receive regulatory approval, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as a representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2020

OVERVIEW

Our profitability is primarily attributable to the sale of water. Gross water sales composed 87.4% of total operating revenues for the three months ended March 31, 2020.  Our profitability is also attributed to the various contract operations, water, sewer and internal SLP Plans and other services we provide.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

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

COVID-19 Pandemic

The emergence of the coronavirus, or COVID-19, around the world, presents risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time.  While the COVID-19 pandemic did not materially adversely affect the Company’s financial results and business operations for the three months ended March 31, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the period.

The COVID-19 pandemic may affect the Company’s operations in future quarters.  The Company maintains essential utility services and is following social distancing and remote work directives, however prolonged workforce disruptions may negatively impact performance of services or require use of emergency personnel.  Due to the COVID-19 pandemic causing hardships for many utility customers, state government agencies issued executive orders requiring utility companies to take a number of steps to support their customers and communities, including prohibiting service disconnections for non-payment and prohibiting late fees.  As a result, the Company anticipates a longer receivable cycle, the need for increased reserves for bad debt, along with changes in revenue mix between commercial and residential.  The MDPSC issued an order authorizing utilities deferred regulatory treatment for incremental costs related to COVID-19.  The Company anticipates the DEPSC will issue a similar order.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year.  Management cannot predict the full impact of the COVID-19 pandemic on the Company’s results of operations.  The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue.  As of March 31, 2020, we had approximately 88,000 metered water customers in Delaware, an increase of approximately 1,900 compared to March 31, 2019.  The number of metered water customers in Maryland totaled approximately 2,490 as of March 31, 2020, an increase of approximately 60 compared to March 31, 2019.  The number of metered water customers in Pennsylvania remained consistent compared to March 31, 2019. For the three months ended March 31, 2020, approximately 1.8 billion gallons of water were distributed in our Delaware systems and approximately 23.4 million gallons of water were distributed in our Maryland systems.

Wastewater Division

Artesian Wastewater owns wastewater collection and treatment infrastructure and began providing regulated wastewater services to customers in Delaware in July 2005.   Artesian Wastewater Maryland was incorporated on June 3, 2008 and is able to provide regulated wastewater services to customers in the State of Maryland.  It is not currently providing these services in Maryland.  Our residential and commercial wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.  The number of Delaware wastewater customers totaled approximately 2,550 as of March 31, 2020, an increase of approximately 350, or 15.9%, compared to March 31, 2019.  In addition, Artesian Wastewater entered into wastewater services agreements with Allen Harim Foods, LLC, or Allen Harim, a large industrial customer.  The wastewater services agreements with Allen Harim are discussed further in the “Strategic Direction” section below.

Non-Regulated Division

Artesian Utility provides contract water and wastewater operation services to private, municipal and governmental institutions.  Artesian Utility also offers three protection plans to customers, the WSLP Plan, the SSLP Plan, and the ISLP Plan.  SLP Plan customers are billed a flat monthly or quarterly rate, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  As of March 31, 2020, approximately 20,500, or 24.3%, of our eligible water customers enrolled in the WSLP Plan, approximately 16,000, or 19.0%, of our eligible customers enrolled in the SSLP Plan, and approximately 7,200, or 8.6%, of our eligible customers enrolled in the ISLP Plan.  Approximately 1,890 non-utility customers enrolled in one of our three protection plans.

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

On February 27, 2020, Artesian Water signed an agreement to purchase from the Town of Frankford, a Delaware municipality, or Frankford, substantially all of the operating assets of Frankford’s water system, including the right to provide water service to Frankford’s existing customers.  Frankford transferred to Artesian Water all of Frankford’s right, title and interest in and to all of the plant and equipment, associated real property, contracts and permits possessed by Frankford at closing related to the water system.  This transaction closed on April 2, 2020.  The total purchase price was $3.6 million.  At closing, approximately $0.4 million of the purchase price was used to pay off Frankford’s indebtedness specifically related to the water system.  The existing water system subject to the agreement serves approximately 360 customers.

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

On September 27, 2016, Artesian Wastewater entered into a wastewater services agreement with Allen Harim for Artesian Wastewater to provide treatment and disposal services for sanitary wastewater discharged from Allen Harim’s properties located in Sussex County, Delaware upon completion of a pipeline to transfer the sanitary wastewater.  The pipeline was completed in the second quarter of 2017.   The transfer of sanitary wastewater began in the second quarter of 2019.  On January 27, 2017, Artesian Wastewater entered into a second wastewater agreement with Allen Harim for Artesian Wastewater to provide disposal services for approximately 1.5 mgd of treated industrial process wastewater upon completion of an approximately eight mile pipeline that will transfer the wastewater from Allen Harim’s properties to a 90 million gallon storage lagoon at Artesian’s Sussex Regional Recharge Facility.  We will use the reclaimed wastewater for spray irrigation on agricultural land in the area.  We received an operations permit in March 2020.  We expect to be operating this facility in the second quarter of 2020.

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

In our non-regulated division, we continue pursuing opportunities to expand our contract operations.  Through Artesian Utility, we will seek to expand our contract design, engineering and construction services of water and wastewater facilities for developers, municipalities and other utilities.  We also anticipate continued growth due to our water, sewer and internal SLP Plans.  Artesian Development owns two nine-acre parcels of land, located in Sussex County, Delaware, which will allow for construction of a water treatment facility and wastewater treatment facility.  Artesian Storm Water was formed to expand contract work related to the design, installation, maintenance and repair services associated with existing or proposed storm water management systems in Delaware and the surrounding areas.

Inflation

We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability.  The cumulative effect of inflation results in significantly higher facility costs compared to investments made 20 to 40 years ago, which must be recovered from future cash flows.

Results of Operations – Analysis of the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019.

Operating Revenues

Revenues totaled $19.9 million for the three months ended March 31, 2020, $0.5 million, or 2.7%, more than revenues for the three months ended March 31, 2019. Water sales revenue increased $0.5 million, or 2.7%, for the three months ended March 31, 2020 from the corresponding period in 2019, primarily due to an increase in DSIC revenue and consumption revenue.  The DSIC rate effective January 1, 2019 was 5.55%.  The DSIC rate effective January 1, 2020 was 7.50%.  We realized 87.4% of our total operating revenue for both the three months ended March 31, 2020 and March 31, 2019, respectively, from the sale of water.

Other utility operating revenue increased approximately $0.1 million, or 11.9%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  The increase is primarily due to an increase in wastewater revenue from customer growth and an increase in inspection fee revenue related to new development.

Non-utility operating revenue decreased approximately $0.1 million, or 5.7%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  The decrease is primarily due to a decrease in contract service revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.1 million, or 1.1%, for the three months ended March 31, 2020, compared to the same period in 2019.  The components of the change in operating expenses primarily include an increase in utility operating expenses of $0.1 million.

Utility operating expenses increased $0.1 million, or 1.2%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an increase in payroll and employee benefit costs, related to an increase in overall wages and an increase in employee benefits costs.  This increase is partially offset by a decrease in repair and maintenance costs, related to a decrease in the painting of elevated water storage tanks under contract.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 56.9% for the three months ended March 31, 2020, compared to 57.8% for the three months ended March 31, 2019.

Federal and state income tax expense increased $0.2 million, or 15.2%, primarily due to increased pre-tax book income in 2020 compared to 2019.

Other Income, Net

Other income increased $0.5 million, primarily due to an increase in miscellaneous income of $0.3 million, related to an increase in the annual patronage refund from CoBank, ACB.  The refund is calculated based on 0.8% of the average loan balance outstanding.  In addition, in 2020 CoBank, ACB, issued a one-time additional patronage distribution based on 0.1% of the average loan balance outstanding.  Allowance for funds used during construction, or AFUDC, increased $0.2 million, as a result of higher long-term construction activity subject to AFUDC for the three months ended March 31, 2020 compared to the same period in 2019.

Interest Charges

Interest expense increased $0.2 million, primarily due to an increase in long-term debt interest related to the Series V First Mortgage Bond issued on December 17, 2019.  This increase is partially offset by a decrease in short-term debt interest, primarily related to lower short-term borrowing levels in 2020.

Net Income

Our net income applicable to common stock increased $0.5 million.  Operating revenues increased $0.5 million and other income, net increased $0.5 million, while operating expenses increased $0.3 million and interest expense increased $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the three months ended March 31, 2020 were $7.1 million of cash provided by operating activities, $3.2 million in net contributions and advances from developers, $1.1 million from lines of credit borrowings and $0.3 million in net proceeds from the issuance of common stock.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.

Investment in Plant and Systems

The primary focus of our investments is to continue to provide high quality reliable service to our growing service territory.  Capital expenditures during the first three months of 2020 were $9.2 million compared to $9.1 million during the same period in 2019.  During the first three months of 2020, we invested approximately $2.0 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities.  We invested $1.9 million to enhance or improve existing treatment facilities and replace aging wells and pumping equipment to better serve our customers.  We invested $0.7 million for equipment purchases, computer hardware and software upgrades and transportation equipment.  Developers financed $1.1 million for the installation of water mains and hydrants in 2020 compared to $0.8 million in 2019.  We invested $0.5 million to upgrade and automate our meter reading equipment.  We invested approximately $1.7 million in mandatory utility plant expenditures due to governmental highway projects, which required the relocation of water service mains in addition to facility improvements and upgrades. An additional $1.3 million was invested in wastewater projects in Delaware.

We depend on the availability of capital for expansion, construction and maintenance.  We have several sources of liquidity to finance our investment in utility plant and other fixed assets.  We estimate that future investments will be financed by our operations and external sources, including short-term borrowings under our revolving credit agreements discussed below. We expect to fund our activities for the next twelve months using our available cash balances, bank credit lines, projected cash generated from operations, state revolving fund loans and potential capital market financing if necessary.  Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by state public service commissions.

Lines of Credit and Long Term Debt

At March 31, 2020, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources. As of March 31, 2020, there was $38.9 million of available funds under this line of credit.  The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 23, 2020 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At March 31, 2020, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland. As of March 31, 2020, there was $12.5 million of available funds under this line of credit.  The interest rate for borrowings under this line allows the Company to select either LIBOR plus 1.50% or a weekly variable rate established by CoBank; the Company has historically used the weekly variable interest rate.  The term of this line of credit expires on July 20, 2020. Artesian Water expects to renew this line of credit.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$8,638	$--	$--	$--

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$6,650	$13,218	$13,115	$194,734	$227,717
State revolving fund loans (principal and interest)	1,002	838	674	4,042	6,556
Promissory note (principal and interest)	960	1,921	1,921	13,257	18,059
Operating leases	42	65	46	1,319	1,472
Operating agreements	72	88	77	896	1,133
Unconditional purchase obligations	3,881	2,995	52	---	6,928
Total contractual cash obligations	$12,607	$19,125	$15,885	$214,248	$261,865

Artesian’s long-term debt agreements and revolving lines of credit contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guarantee certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business. In addition, we are required to abide by certain financial covenants and ratios.  As of March 31, 2020, we were in compliance with these covenants.

Long-term debt obligations reflect the maturities of certain series of our first mortgage bonds, which we intend to refinance when due if not refinanced earlier.  One first mortgage bond is subject to redemption in a principal amount equal to $150,000 plus interest per calendar quarter.  The state revolving fund loan obligation has an amortizing mortgage payment payable over a 20-year period.  The promissory note obligation has an amortizing payment payable over a 20-year period.  The first mortgage bonds, the state revolving fund loans and the promissory note have certain financial covenant provisions, the violation of which could result in default and require the obligation to be immediately repaid, including all interest.  We have not experienced conditions that would result in our default under these agreements.

On December 17, 2019, Artesian Water entered into a Bond Purchase Agreement relating to the issue and sale by Artesian Water to CoBank of a $30 million principal amount First Mortgage Bond, Series V, or the Series V Bond, due October 31, 2049, or the Maturity Date.  The Series V Bond was issued pursuant to Artesian Water’s Indenture of Mortgage dated as of July 1, 1961, as amended and supplemented by supplemental indentures, including the Twenty-Fourth Supplemental Indenture dated as of December 17, 2019 from Artesian Water to Wilmington Trust Company, as Trustee.  The Indenture is a first mortgage lien against substantially all of Artesian Water’s utility plant.  The proceeds from the sale of the Bond were used to pay down outstanding lines of credit of the Company and a loan payable to Artesian Resources.  The DEPSC approved the issuance of the Series V Bond on November 14, 2019.

The Series V Bond carries an annual interest rate of 4.42% through but excluding the Maturity Date. Interest is payable on January 30th, April 30th, July 30th and October 30th in each year and on the Maturity Date, beginning January 30, 2020 until Artesian Water’s obligation with respect to the payment of principal, premium (if any) and interest shall be discharged.  Overdue payments shall bear interest as provided in the Twenty-Fourth Supplemental Indenture.  The term of the Series V Bond also includes certain limitations on Artesian Water’s indebtedness.

On April 28, 2020, Artesian Water entered into three financing agreements, or the Financing Agreements, with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of the state of Delaware, or the Department.  Under the Financing Agreements, the Department has agreed to advance to Artesian Water up to approximately $1.7 million, $1.0 million and $1.3 million, collectively, the Loans, to finance all or a portion of the costs to replace specific water transmission mains in service areas located in New Castle County, Delaware, collectively, the Projects.  In accordance with the Financing Agreements, Artesian Water will from time to time request funds under the Loans as it incurs costs in connection with the Projects.  The Company shall pay to the Department, on the principal amount drawn down and outstanding from the date drawn, interest at a rate of 0.6% per annum and an administrative fee at the rate of 0.6% per annum.

In order to control purchased power costs, in August 2018 Artesian Water entered into an electric supply contract with MidAmerican. The fixed rate for MidAmerican was lowered 10.8% starting in September 2018.  The previous contract term was in effect since October 2015.  The current fixed price contract is effective from September 2018 through May 2022. In August 2018, Artesian Water Maryland entered into an electric supply agreement with Constellation NewEnergy.  The fixed rate for Constellation NewEnergy was lowered 4.9% starting in May 2019.  The previous contract term was in effect since December 2015.  The current fixed price contract is effective from May 2019 through May 2022.

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

Critical Accounting Assumptions, Estimates and Policies; Recent Accounting Pronouncements

This discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2019 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2019.  The preparation of those financial statements required management to make assumptions and estimates that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods.  Actual amounts or results could differ from those based on such assumptions and estimates.

Our critical accounting policies are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2019.  There have been no changes in our critical accounting policies.  Our significant accounting policies are described in our notes to the 2019 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2019.

Information concerning our implementation and the impact of recent accounting pronouncements issued by the FASB is included in the notes to our 2019 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2019 and also in the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.  We did not adopt any accounting policy in the first three months of 2020 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds and the term of the promissory note, which have final maturity dates ranging from 2028 to 2038, and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at March 31, 2020 were approximately $8.6 million.  An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing multi-year supply contracts at fixed prices.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in such Annual Report on Form 10-K, except as follows:

Our business, results of operations, financial condition, cash flows and stock price may be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of the coronavirus, or COVID-19.

Our business, results of operations, financial condition, cash flows and stock price may be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19.  In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures.

We are considered an essential utility service company, as defined by the U.S. Department of Homeland Security.  Although we have continued to operate our business to date consistent with federal guidelines and state and local orders, the outbreak of COVID-19 and any preventive or protective actions taken by governmental authorities may have an adverse effect on our operations.  The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions taken to contain or mitigate its effects.  Any resulting financial impact cannot be estimated reasonably at this time, but results of operations, financial condition and cash flows could be adversely impacted.  State government agencies issued executive orders requiring utility companies to take a number of steps to support their customers and communities, including prohibiting service disconnections for non-payment and prohibiting late fees.  As a result, the Company anticipates a longer receivable cycle, the need for increased reserves for bad debt, along with changes in revenue mix between commercial and residential.  Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets, which has and may continue to adversely impact our stock price.  To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our 2019 Annual Report on Form 10-K, such as those relating to our financial performance.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

Exhibit No.	Description

10.1
Asset Purchase Agreement, dated February 27, 2020 by and among Artesian Water Company, Inc., a Delaware corporation, and the Town of Frankford, a Delaware municipality.  Incorporated by reference to Exhibit 10.1 filed with Company’s Form 8-K filed on March 4, 2020.

10.2
Financing Agreement, dated as of April 28, 2020, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed on April 30, 2020.

10.3
General Obligation Note (New Castle County Water Main Transmission Replacements Projects), Series 2020A-SRF, dated as of April 28, 2020, issued by Artesian Water Company, Inc. in favor of Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 8-K filed on April 30, 2020.

10.4
Financing Agreement, dated as of April 28, 2020, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.3 filed with the Company’s Form 8-K filed on April 30, 2020.

10.5
General Obligation Note (New Castle County Water Main Transmission Replacements Projects), Series 2020B-SRF, dated as of April 28, 2020, issued by Artesian Water Company, Inc. in favor of Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 8-K filed on April 30, 2020.

10.6
Financing Agreement, dated as of April 28, 2020, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.5 filed with the Company’s Form 8-K filed on April 30, 2020.

10.7
General Obligation Note (New Castle County Water Main Transmission Replacements Projects), Series 2020C-SRF, dated as of April 28, 2020, issued by Artesian Water Company, Inc. in favor of Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.6 filed with the Company’s Form 8-K filed on April 30, 2020.

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
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.*

*   Filed herewith
** Furnished herewith