Form 10-Q
period 2020-06-30
ARTESIAN RESOURCES CORP
filed 2020-08-07
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large Accelerated Filer □	Accelerated Filer ☑	Non-Accelerated Filer □	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ).

☐	Yes	☑	No

As of August 5, 2020, 8,454,153 shares of Class A Non-Voting Common Stock and 881,442 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	June 30, 2020	December 31, 2019
Utility plant, at original cost (less accumulated depreciation 2020 - $ 143,051; and 2019 - $136,588)	$544,575	$530,721
Current assets
Cash and cash equivalents	373	596
Accounts receivable (less allowance for doubtful accounts 2020 - $601; 2019 - $264)	8,191	6,913
Income tax receivable	—	19
Unbilled operating revenues	1,759	1,211
Materials and supplies	1,518	1,264
Prepaid property taxes	2	1,954
Prepaid expenses and other	2,657	2,250
Total current assets	14,500	14,207
Other assets
Non-utility property (less accumulated depreciation - 2020 - $828; 2019 - $790)	3,774	3,812
Other deferred assets	5,884	4,257
Operating lease right of use assets	469	480
Total other assets	10,127	8,549
Regulatory assets, net	6,697	6,891
Total Assets	$575,899	$560,368

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$9,333	$9,292
Preferred stock	—	—
Additional paid-in capital	102,746	101,811
Retained earnings	50,831	49,165
Total stockholders' equity	162,910	160,268
Long-term debt, net of current portion	143,183	144,156
	306,093	304,424
Current liabilities
Lines of credit	14,735	7,500
Current portion of long-term debt	1,799	1,706
Accounts payable	4,853	8,176
Accrued expenses	3,003	3,113
Dividends payable	2,330	—
Overdraft payable	197	15
Accrued interest	908	830
Income taxes payable	4,840	343
Customer and other deposits	2,011	1,970
Other	1,797	1,946
Total current liabilities	36,473	25,599

Commitments and contingencies

Deferred credits and other liabilities
Net advances for construction	5,058	5,421
Operating lease liabilities	440	450
Regulatory liabilities	21,969	22,246
Deferred investment tax credits	482	490
Deferred income taxes	50,501	52,259
Total deferred credits and other liabilities	78,450	80,866

Net contributions in aid of construction	154,883	149,479
Total Liabilities and Stockholders’ Equity	$575,899	$560,368
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June30,

	2020	2019	2020	2019
Operating revenues
Water sales	$19,423	$18,192	$36,816	$35,125
Other utility operating revenue	1,084	1,150	2,336	2,270
Non-utility operating revenue	1,245	1,310	2,501	2,642
Total Operating Revenues	21,752	20,652	41,653	40,037

Operating expenses
Utility operating expenses	9,359	9,249	18,593	18,370
Non-utility operating expenses	733	779	1,462	1,546
Depreciation and amortization	2,693	2,724	5,445	5,438
State and federal income taxes	1,537	1,325	2,896	2,504
Property and other taxes	1,306	1,255	2,672	2,575
Total Operating Expenses	15,628	15,332	31,068	30,433

Operating income	6,124	5,320	10,585	9,604

Other income, net
Allowance for funds used during construction (AFUDC) construction (AFUDC)	338	266	762	492
Miscellaneous (expense) income	(13)	(58)	1,075	742

Income before interest charges	6,449	5,528	12,422	10,838

Interest charges	1,883	1,750	3,782	3,470

Net income applicable to common stock	$4,566	$3,778	$8,640	$7,368

Income per common share:
Basic	$0.49	$0.41	$0.93	$0.80
Diluted	$0.49	$0.41	$0.92	$0.79

Weighted average common shares outstanding:
Basic	9,326	9,276	9,311	9,267
Diluted	9,367	9,324	9,357	9,319

Cash dividends per share of common stock	$0.2496	$0.2459	$0.4992	$0.4882

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,640	$7,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,445	5,438
Deferred income taxes, net	(1,766)	(1,690)
Stock compensation	90	90
AFUDC, equity portion	(508)	(311)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(1,278)	3,604
Income tax receivable	19	574
Unbilled operating revenues	(548)	(335)
Materials and supplies	(254)	159
Prepaid property taxes	1,952	1,867
Prepaid expenses and other	(407)	(572)
Other deferred assets	(425)	(373)
Regulatory assets	165	189
Regulatory liabilities	(323)	(258)
Income tax payable	4,497	899
Accounts payable	(3,323)	(3,775)
Accrued expenses	(110)	(1,404)
Accrued interest	78	1,023
Revenue reserved for refund	—	(3,298)
Customer deposits and other	(107)	(267)
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,837	8,928

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(16,952)	(18,109)
Investment in acquisitions	(3,632)	—
Proceeds from sale of assets	34	36
NET CASH USED IN INVESTING ACTIVITIES	(20,550)	(18,073)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under lines of credit agreements	7,235	9,757
Increase in overdraft payable	182	661
Net advances and contributions in aid of construction	5,711	3,314
Net proceeds from issuance of common stock	886	598
Dividends paid	(4,644)	(4,522)
Principal repayments of long-term debt	(880)	(771)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,490	9,037

NET DECREASE IN CASH AND CASH EQUIVALENTS	(223)	(108)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	596	293

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$373	$185

Non-cash Investing and Financing Activity:
Utility plant received as construction advances and contributions	$619	$1,595
Dividends declared but not paid	2,330	2,282

Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,704	$2,447
Income taxes paid	$360	$2,940

Preliminary purchase price of allocation of investment in acquisitions:
Utility plant	$2,412	$—
Other deferred assets/goodwill	1,220,000	—
Total investment in acquisitions	$3,632,000	$—

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Unaudited
(In thousands)

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2018	8,368	882	$8,368	$882	$100,639	$43,362	$153,251
Net income	—	—	—	—	—	3,590	3,590
Cash dividends declared
Common stock	—	—	—	—	—	(2,241)	(2,241)
Issuance of common stock
Dividend reinvestment plan	2	—	2	—	85	—	87
Employee stock options and awards(4)	14	—	14	—	263	—	277
Employee Retirement Plan(3)	2	—	2	—	76	—	78
Balance as of March 31, 2019	8,386	882	8,386	882	101,063	44,711	155,042
Net income	—	—	—	—	—	3,778	3,778
Cash dividends declared
Common stock	—	—	—	—	—	(4,563)	(4,563)
Issuance of common stock
Dividend reinvestment plan	3	—	3	—	87	—	90
Employee stock options and awards(4)	5	—	5	—	38	—	43
Employee Retirement Plan(3)	3	—	3	—	110	—	113
Balance as of June 30, 2019	8,397	882	8,397	882	101,298	43,926	154,503

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2019	8,410	882	$8,410	$882	$101,811	$49,165	$160,268
Net income	—	—	—	—	—	4,074	4,074
Cash dividends declared
Common stock	—	—	—	—	—	(2,319)	(2,319)
Issuance of common stock
Dividend reinvestment plan	3	—	3	—	105	—	108
Employee stock options and awards(4)	5	—	5	—	129	—	134
Employee Retirement Plan(3)	2	—	2	—	87	—	89
Balance as of March 31, 2020	8,420	882	8,420	882	102,132	50,920	162,354
Net income	—	—	—	—	—	4,566	4,566
Cash dividends declared
Common stock	—	—	—	—	—	(4,655)	(4,655)
Issuance of common stock
Dividend reinvestment plan	3	—	3	—	87	—	90
Employee stock options and awards(4)	24	—	24	—	399	—	423
Employee Retirement Plan(3)	4	—	4	—	128	—	132
Balance as of June 30, 2020	8,451	882	8,451	882	102,746	50,831	162,910

(1)
At June 30, 2020 and June 30, 2019, Class A Common Stock had 15,000,000 shares authorized.  For the same periods, shares issued, inclusive of treasury shares, were 8,451,917 and 8,426,291, respectively.

(2)	At June 30, 2020 and June 30, 2019, Class B Common Stock had 1,040,000 shares authorized and 881,452 shares issued.
(3)	Artesian Resources Corporation registered 500,000 shares of Class A Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
(4)
Under the Equity Compensation Plan, effective December 9, 2015, or the 2015 Plan, Artesian Resources Corporation authorized up to 331,500 shares of Class A Common Stock for issuance of grants in the form of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the 2015 Plan. Includes stock compensation expense for June 30, 2020, and June 30, 2019, see Note 5-Stock Compensation Plans.

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

Artesian Wastewater Management, Inc., or Artesian Wastewater, is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company.  Artesian Wastewater owns and operates four wastewater treatment facilities, which are permitted to treat approximately 500,000 gallons per day.  Artesian Wastewater and Sussex County, a political subdivision of Delaware, provide reciprocal services to address the periodic need of each for additional wastewater treatment and disposal capacity in certain service areas within Sussex County. There are numerous locations in Sussex County where Artesian Wastewater’s and Sussex County’s facilities are capable of being connected or integrated to allow for the movement and disposal of wastewater generated by one or the other’s system in a manner that most efficiently and cost effectively manages wastewater transmission, treatment and disposal.  Artesian Wastewater received an operations permit in March 2020 for a disposal facility that includes a 90 million gallon storage lagoon and spray irrigation to agricultural land.  This facility will be used to provide treated process wastewater disposal services for an industrial customer at a rate of approximately 1.5 million gallons per day. We anticipate to be operating this facility in the third quarter of 2020, pending Allen Harim's receipt of their operations permit.

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

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company's balance sheet position as of June 30, 2020, the results of its operations for the three and six months periods ended June 30, 2020 and June 30, 2019, its cash flows for the six month periods ended June 30, 2020 and June 30, 2019 and the changes in stockholders’ equity for the three and six  months periods ended June 30, 2020 and June 30, 2019.  The December 31, 2019 Condensed Consolidated Balance Sheet was derived from the Company’s December 31, 2019 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.

The results of operations for the interim periods presented are not necessarily indicative of the results for the full year or for future periods.

Use of Estimates

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

The ultimate impact from the coronavirus pandemic, or COVID-19, on the Company’s operations and financial results during 2020 will depend on, among other things, the severity and scope of the pandemic and the timing of when governmental restrictions and executive orders will ease.  We are not able to fully quantify the impact that these factors will have on our financial results during 2020 and beyond.  Management has made certain estimates and assumptions regarding credit losses and reserves for bad debt related to the executive orders issued by state government agencies requiring utility companies to temporarily prohibit late fees and service disconnections for non-payment.

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

Accounts receivable related to tariff contract revenues are typically due within 25 days of invoicing.  An allowance for doubtful accounts is calculated as a percentage of total associated revenues based upon historical trends and adjusted for current conditions.  We mitigate our exposure to credit losses by discontinuing services in the event of non-payment; accordingly, the related allowance for doubtful accounts and associated bad debt expense has not been significant.  However, due to the COVID-19 pandemic causing hardships for many utility customers, state government agencies issued executive orders requiring utility companies to take a number of steps to support their customers and communities, including prohibiting service disconnections for non-payment and prohibiting late fees.  The Company anticipates a longer receivable cycle and the need for increased reserves for bad debt compared to 2019.  Effective June 30, 2020 an adjustment was made to increase the reserve for bad debt in the amount of $0.3 million.  The DEPSC and MDPSC issued orders authorizing utilities deferred regulatory treatment for incremental costs related to COVID-19.

As of June 30, 2020, we have not recorded a deferred regulatory asset for incremental costs related to COVID-19, but will continue to evaluate the on-going impact of the pandemic and whether incremental costs incurred are sufficient to warrant treatment as a deferred regulatory asset in accordance with the orders issued by the DEPSC and MDPSC.

Non-tariff Contract Revenues

Artesian generates SLP Plan revenue once a customer requests service to cover all parts, materials and labor required to repair or replace leaking water service lines, leaking or clogged sewer lines, or water and wastewater lines within the customer's residences, up to an annual limit.  We recognize revenue from these services on a ratable basis over time as the customer simultaneously receives and consumes all the benefits of having service line protection services.  These contract services are billed in advance on a monthly or quarterly basis.  As a result, we record deferred revenue (contract liability) and accounts receivable for any amounts for which we have a right to invoice but for which services have not been provided.  Accounts receivable from SLP Plan customers are typically due within 25 days of invoicing.  An allowance for doubtful accounts is calculated as a percentage of total SLP Plan contract revenue.  We mitigate our exposure to credit losses by discontinuing services in the event of non-payment; accordingly, the related allowance for doubtful accounts and associated bad debt expense has not been significant.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by service type; all revenues are generated within a similar geographical location:

(in thousands)	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Tariff Revenue
Consumption charges	$12,182	$11,505	$22,342	$21,476
Fixed fees	6,657	6,349	13,394	12,997
Service charges	15	156	162	333
DSIC	1,267	908	2,418	1,795
Industrial wastewater services	7	3	15	3
Total Tariff Revenue	$20,128	$18,921	$38,331	$36,604

Non-Tariff Revenue
Service line protection plans	$1,079	$1,028	$2,167	$2,079
Contract operations	213	328	429	656
Inspection fees	8	64	110	86
Total Non-Tariff Revenue	$1,300	$1,420	$2,706	$2,821

Other Operating Revenue not in scope of ASC 606	$324	$311	$616	$612

Total Operating Revenue	$21,752	$20,652	$41,653	$40,037

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	June 30, 2020	December 31, 2019

Contract Assets – Tariff	$2,731	$2,146

Deferred Revenue
Deferred Revenue – Tariff	$1,104	$1,050
Deferred Revenue – Non-Tariff	244	251
Total Deferred Revenue	$1,348	$1,301

For the six months ended June 30, 2020, the Company recognized revenue of $1.0 million from amounts that were included in Deferred Revenue – Tariff at the beginning of the year and revenue of $0.2 million from amounts that were included in Deferred Revenue – Non- Tariff at the beginning of the year.

The increases (decreases) of Accounts Receivable, Contract Assets and Deferred Revenue were primarily due to normal timing differences between our performance and customer payments.

Remaining Performance Obligations

As of June 30, 2020 and December 31, 2019, Deferred Revenue – Tariff is recorded net of contract assets within Unbilled operating revenues and represents our remaining performance obligations for our fixed fee water and wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of June 30, 2020 and December 31, 2019, Deferred Revenue – Non-Tariff is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services and wastewater inspections, which are expected to be satisfied and associated revenue recognized within the next three months and one year for the SLP Plan revenue and inspection fee revenue, respectively.

NOTE 4 – LEASES

The Company leases land and office equipment under operating leases from non-related parties.  Our leases have remaining lease terms of 2 years to 77 years, some of which include options to automatically extend the leases for up to 66 years.  Payments made under operating leases are recognized in the condensed consolidated statement of operations on a straight-line basis over the period of the lease.  The annual lease payments for the land operating leases increase each year either by the most recent increase in the Consumer Price Index or by 3%, as applicable based on the terms of the lease agreements.  Periodically, the annual lease payment for one land operating lease is determined based on the fair market value of the applicable parcel of land.  None of the operating leases contain contingent rent provisions.  The commencement date of all the operating leases is the earlier of the date we become legally obligated to make rent payments or the date we may exercise control over the use of the land or equipment.  The Company currently does not have any financing leases and does not have any lessor leases that require disclosure.

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

Rent expense for all operating leases except those with terms of 12 months or less comprises:

	(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Minimum rentals	$7	$7	$14	$9
Contingent rentals	—	—	—	—

	$7	$7	$14	$9

Supplemental cash flow information related to leases is as follows:

	(in thousands)
	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14	$9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$469	$494

Supplemental balance sheet information related to leases is as follows:

	(in thousands, except lease term and discount rate)
	June 30, 2020	December 31, 2019

Operating Leases:
Operating lease right-of-use assets	$469	$480

Other current liabilities	$20	19
Operating lease liabilities	440	450
Total operating lease liabilities	$460	$469

Weighted Average Remaining Lease Term
Operating leases	58 years	58 years
Weighted Average Discount Rate
Operating leases	5.0%	5.0%

Maturities of operating lease liabilities that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2020 are as follows:

(in thousands)
Operating Leases
Year
2020	$42
2021	37
2022	23
2023	23
2024	23
Thereafter	1,317
Total undiscounted lease payments	$1,465
Less effects of discounting	(1,005)
Total lease liabilities recognized	$460

As of June 30, 2020, we have not entered into operating or finance leases that will commence at a future date.

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

Compensation expense, for the three and six months ended June 30, 2020 of approximately $45,000 and $90,000, respectively, was recorded for restricted stock awards issued in May 2019 and May 2020.  Compensation expense, for the three and six months ended June 30, 2019 of approximately $43,000 and $90,000, respectively, was recorded for restricted stock awards issued in May 2018 and May 2019. Costs were determined based on the fair value on the dates of the awards and those costs were charged to income over the service periods associated with the awards.

There was no stock compensation cost capitalized as part of an asset.

On May 8, 2019, 5,000 shares of Class A Common Stock, or Class A Stock, were granted as restricted stock awards.  The fair value per share was $36.11, the closing price of the Class A Stock as recorded on the Nasdaq Global Select Market on May 8, 2019.

On May 6, 2020, 5,000 shares of Class A Stock, were granted as restricted stock awards.  The fair value per share was 35.01, the closing price of the Class A Stock as recorded on the Nasdaq Global Select Market on May 6, 2020. Prior to their release date, these restricted stock awards may be subject to forfeiture in the event of the recipient’s termination of service.

The following summary reflects changes in the shares of Class A Stock underlying options and restricted stock awards for the six months ended June 30, 2020:
	Options				Restricted Awards
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)	Outstanding Restricted Stock Awards	Weighted Average Grant Date Fair Value
Plan options/restricted stock awards
Outstanding at January 1, 2020	153,250	$20.40		$2,575	5,000	$36.11
Granted	—	—		—	5,000	35.01
Exercised/vested and released	(25,000)	18.73		391	(5,000)	36.11
Expired/cancelled	—	—		—	—	—
Outstanding at June 30, 2020	128,250	$20.73	2.438	$1,995	5,000	$35.01

Exercisable/vested at June 30, 2020	128,250	$20.73	2.438	$1,995	—	—

The total intrinsic value of options exercised during the six months ended June 30, 2020 was approximately $391,200.

There were no unvested option shares outstanding under the 2015 Plan during the six months ended June 30, 2020.

As of June 30, 2020, there were no unrecognized expenses related to non-vested option shares granted under the 2015 Plan.

As of June 30, 2020, there was $148,000 total unrecognized expenses related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.85 years, the remaining vesting period for the restricted stock awards.

NOTE 6 – OTHER DEFERRED ASSETS

The investment in CoBank, which is a cooperative bank, is related to certain outstanding First Mortgage Bonds and is a required investment in the bank based on the underlying long-term debt agreements.  Goodwill is a result of the acquisition of water assets from the Town of Frankford in April 2020 based on a preliminary purchase price allocation.  The DEPSC will evaluate this amount in Artesian Water’s next base rate case to determine the appropriate ratemaking treatment of the acquisition price and the assets acquired. A large portion of the remaining other deferred assets, approximately $0.2 million, is in relation to the Mountain Hill acquisition.

In thousands	June 30, 2020	December 31, 2019

Investment in CoBank	$4,374	$3,968
Goodwill	1,220	0
Other	290	289
	$5,884	$4,257

NOTE 7 - REGULATORY ASSETS

FASB ASC Topic 980 stipulates generally accepted accounting principles for companies whose rates are established or subject to approvals by a third-party regulatory agency. Certain expenses are recoverable through rates charged to our customers, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the DEPSC, MDPSC, and PAPUC.

The postretirement benefit obligation is the recognition of an offsetting regulatory liability as it relates to the accrual of the expected cost of providing postretirement health care and life insurance benefits to retired employees.  Artesian Water contributed approximately $11,500 to its postretirement benefit plan in the first six months of 2020. These contributions consist of insurance premium payments for medical, dental and life insurance benefits made on behalf of the Company's eligible retired employees.

The deferred income taxes will be amortized over future years as the tax effects of temporary differences that previously flowed through to our customers are reversed.

Debt related costs include debt issuance costs and other debt related expense. The DEPSC has allowed rate recovery on issuance costs associated with Artesian Water's Series V First Mortgage bond in December 2019 that paid down outstanding lines of credit and a loan payable to Artesian Resources.  These amounts are recovered over the term of the new long-term debt issued.  For the Series V First Mortgage bond, cash was paid for the issuance costs and $30 million of cash was received from the proceeds of the bonds.

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Rate case studies	5
Delaware rate proceedings	2.5
Maryland rate proceedings	5
Debt related costs	15 to 30 (based on term of related debt)
Goodwill (resulting from acquisition of Mountain Hill Water Company in 2008)	50
Deferred acquisition costs (resulting from purchase of water assets in Cecil County, Maryland in 2011 and Port Deposit, Maryland in 2010)	20
Franchise Costs (resulting from purchase of water assets in Cecil County, Maryland in 2011)	80

Regulatory assets, net of amortization, comprise:
	(in thousands)
	June 30, 2020	December 31, 2019

Postretirement benefit obligation	$51	$51
Deferred income taxes	378	386
Expense of rate case studies	22	27
Debt related costs	5,398	5,556
Goodwill	284	288
Deferred acquisition and franchise costs	564	583
	$6,697	$6,891

NOTE 8 – REGULATORY LIABILITIES

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

Pursuant to the enactment of the TCJA, on December 22, 2017, the Company adjusted its existing deferred income tax balances to reflect the decrease in the corporate income tax rate from 34% to 21% (see Note 11).  This resulted in a decrease in the net deferred income tax liability of approximately $24.3 million, of which $22.8 million was reclassed to a regulatory liability.  The regulatory liability amount is subject to certain Internal Revenue Service normalization rules that require the benefits to customers be spread over the remaining useful life of the underlying assets giving rise to the associated deferred income taxes.  On January 31, 2019, the DEPSC approved the amortization of the regulatory liability amount of $22.2 million over a period of 49.5 years beginning February 1, 2018, subject to audit at a later date.  The MDPSC has not issued a final order on the regulatory liability amount of $0.6 million regarding the effects of the TCJA on Maryland customers.

Regulatory liabilities comprise:
	(in thousands)
	June 30, 2020	December 31, 2019

Utility plant retirement cost obligation	$192	$247
Deferred income taxes (related to TCJA)	21,777	21,999
	$21,969	$22,246

NOTE 9 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards.

The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Weighted average common shares outstanding during the period for Basic computation	9,326	9,276	9,311	9,267
Dilutive effect of employee stock options and awards	41	48	46	52

Weighted average common shares outstanding during the period for Diluted computation	9,367	9,324	9,357	9,319

For the three and six months ended June 30, 2020, no shares of restricted stock awards were excluded from the calculations of diluted net income per share.  For the three and six months ended June 30, 2019, 2,700 and 1,300 of restricted stock awards were excluded from the calculations of diluted net income per share, respectively.  Due to unrecognized compensation costs, the hypothetical repurchase of shares exceeded the number of restricted shares expected to vest during the period, creating an anti-dilutive effect. For the three and six months ended June 30, 2020 and June 30, 2019, no shares of stock options were excluded from the calculations of diluted net income per share, as the calculated proceeds from the options’ exercise were lower than the average market price of the Company’s common stock during the period.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Common Stock, or Class B Stock. As of June 30, 2020, 8,451,910 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of June 30, 2019, 8,397,314 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share.

Equity per common share was $17.50 and $17.28 at June 30, 2020 and December 31, 2019, respectively. These amounts were computed by dividing common stockholders' equity by the number of shares of common stock outstanding on June 30, 2020 and December 31, 2019, respectively.

NOTE 10 - REGULATORY PROCEEDINGS

Our water and wastewater utilities generate operating revenue from customers based on rates that are established by state Public Service Commissions through a rate setting process that may include public hearings, evidentiary hearings and the submission of evidence and testimony in support of the requested level of rates by the Company.

We are subject to regulation by the following state regulatory commissions:
•	The DEPSC, regulates both Artesian Water and Artesian Wastewater.
•	The MDPSC, regulates both Artesian Water Maryland and Artesian Wastewater Maryland.
•	The PAPUC, regulates Artesian Water Pennsylvania.

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

The following table summarizes (1) Artesian Water’s applications with the DEPSC to collect DSIC rates and (2) the rates upon which eligible plant improvements are based:

Application Date	11/28/2018	05/29/2019	11/15/2019	05/29/2020
DEPSC Approval Date	12/20/2018	06/18/2019	12/12/2019	06/17/2020
Effective Date	01/01/2019	07/01/2019	01/01/2020	07/01/2020
Cumulative DSIC Rate	5.55%	7.41%	7.50%	7.41%
Net Eligible Plant Improvements – Cumulative Dollars (in millions)	$30.4	$43.1	$43.1	$43.1
Eligible Plant Improvements – Installed Beginning Date	10/01/2014	10/01/2014	10/01/2014	10/01/2014
Eligible Plant Improvements – Installed Ending Date	10/31/2018	04/30/2019	04/30/2019	04/30/2019

The DSIC rate effective January 1, 2020 replaced the DSIC rate effective July 1, 2019.  The DSIC rate effective July 1, 2020 replaced the DSIC rate effective January 1, 2020.  The rate reflects the eligible plant improvements installed through April 30, 2019.  The DSIC rates effective January 1, 2020 and July 1, 2020 are still subject to audit at a later date by the DEPSC.  For the three and six months ended June 30, 2020, we earned approximately $1.3 million and $2.4 million in DSIC revenue, respectively.  For the three and six months ended June 30, 2019, we earned approximately $0.9 million and $1.8 million in DSIC revenue, respectively.

NOTE 11 – INCOME TAXES

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

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known.  The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense.  The Company has accrued approximately $10,100 in penalties and interest for the six months ended June 30, 2020. The Company remains subject to examination by federal and state authorities for the tax years 2016 through 2019.

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

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Current Assets and Liabilities

For those current assets and liabilities that are considered financial instruments, the carrying amounts approximate fair value because of the short maturity of those instruments.

Long-term Financial Liabilities

All of Artesian Resources’ outstanding long-term debt as of June 30, 2020 and December 31, 2019 was fixed-rate.  The fair value of the Company’s long-term debt is determined by discounting its future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  Level 2 is valued using observable inputs other than quoted prices.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt (including current portion) are shown below:

In thousands
	June 30, 2020	December 31, 2019
Carrying amount	$144,982	$145,862
Estimated fair value	$173,779	$157,710

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

NOTE 13 – RELATED PARTY TRANSACTIONS

Mr. Michael Houghton currently serves as a director through the remainder of the three year term class that expires at the Annual Meeting of the Class B Stock shareholders to be held in 2021 and until his respective successor shall be elected and qualified.  Mr. Houghton is a Partner in the law firm of Morris Nichols Arsht & Tunnell, or MNAT, in Wilmington, Delaware.  In the normal course of business, the Company utilizes the services of MNAT for various regulatory, real estate and public policy matters.  Approximately $109,000 and $228,000 was paid to MNAT during the three and six months ended June 30, 2020 respectively, for legal services and director related services. Approximately $97,000 and $123,000 was paid to MNAT during the three and six months ended June 30, 2019, respectively, for legal and director related services.  As of June 30, 2020, the Company had a $5,000 accounts payable balance due to MNAT.

As set forth in the Charter of the Audit Committee of the Board, the Audit Committee is responsible for reviewing and, if appropriate, approving all related party transactions between us and any officer, any director, any person known to be the beneficial owner of more than 5% of any class of the Company's voting securities or any other related person that would potentially require disclosure.  In its review and approval of the related party transactions with MNAT, the Audit Committee considered the nature of the related person's interest in the transactions; the satisfactory performance of work contracted with the related party prior to the election of Mr. Houghton as a director; and the material terms of the transactions, including, without limitation, the amount and type of transactions, the importance of the transactions to the related person, the importance of the transactions to the Company and whether the transactions would impair the judgment of a director or officer to act in the best interest of the Company.  The Audit Committee approves only those related person transactions that are in, or are consistent with, the best interests of the Company and its stockholders.

NOTE 14 – BUSINESS COMBINATIONS

As part of the Company's growth strategy, on April 2, 2020, Artesian Water purchased substantially all of the water system operating assets from the Town of Frankford, or Frankford, a Delaware municipality located in Sussex County, Delaware, including the right to provide water service to Frankford’s existing customers, or the Frankford Water System.  The Frankford Water System serves approximately 360 customers.  The total purchase price was 3.6 million. The acquisition was accounted for as a business combination under ASC Topic 805, “Business Combinations”.  The preliminary purchase price allocation is expected to be primarily attributed to utility plant assets and will be finalized once the valuation of assets acquired has been completed, no later than one year after the acquisition date.

This acquisition was approved by the DEPSC on March 18, 2020 subject to the DEPSC determining the appropriate ratemaking treatment of the acquisition price and the assets acquired in Artesian Water’s next base rate case.  The pro forma effect of the business acquired is not material to the Company’s financial position or results of operations

NOTE 15 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued new guidance on the measurement of credit losses on financial instruments, to provide financial statement users with more information about expected credit losses on financial instruments. The guidance revises the incurred loss impairment methodology to reflect current expected credit losses and requires consideration of a broader range of information to estimate credit losses.  The new standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. For the Company, this standard is primarily applicable to accounts receivable balances.  The Company’s credit losses on accounts receivable is minimal since we mitigate our exposure by discontinuing services in the event of non-payment. However, due to the COVID-19 pandemic causing hardships for many utility customers, state government agencies issued executive orders requiring utility companies to take a number of steps to support their customers and communities, including prohibiting service disconnections for non-payment and prohibiting late fees.  The Company anticipates a longer receivable cycle and the need for increased reserves for bad debt compared to 2019.    Effective June 30, 2020 an adjustment was made to increase the reserve for bad debt in the amount of 0.3 million.  The DEPSC and MDPSC issued orders authorizing utilities deferred regulatory treatment for incremental costs related to COVID-19, which includes increased bad debt expense.  As of June 30, 2020, we have not recorded a deferred regulatory asset for incremental costs related to COVID-19, but will continue to evaluate the on-going impact of the pandemic and whether incremental costs incurred are sufficient to warrant treatment as a deferred regulatory asset in accordance with the orders issued by the DEPSC and MDPSC.

NOTE 16 - SUBSEQUENT EVENT

On August 3, 2020, Artesian Water completed its previously announced purchase of substantially all of the water system operating assets from the City of Delaware City, a Delaware municipality, or Delaware City, including the right to provide water service to Delaware City’s existing customers, or the Delaware City Water System.  Pursuant to the terms of the Asset Purchase Agreement, Delaware City transferred to Artesian Water all of Delaware City’s right, title and interest in and to all of the plant and equipment, associated real property, contracts, easements and permits possessed by Delaware City at closing related to the Delaware City Water System.  The total purchase price was $2.1 million, which included the payoff of certain indebtedness totaling approximately $0.6 million specifically related to the Delaware City Water System.  The Asset Purchase Agreement contains commitments to upgrade and replace certain operating assets.  The Delaware City Water System currently serves approximately 800 customers.  The Delaware Public Service Commission approved this transaction on July 15, 2020.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that express our "belief," "anticipation" or "expectation," as well as other statements that are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding specific and overall impacts of the COVID-19 global pandemic on our financial condition and results of operations, our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, our expectation of the timing of decisions by regulatory authorities, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, our ability to adjust our debt level, interest rate, maturity schedule and structure, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, anticipated growth in our non-regulated division, the impact of recent acquisitions on our ability to expand and foster relationships, anticipated investments in certain of our facilities and systems and the sources of funding for such investments, and the sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A -Risk Factors, in our Annual Report on Form10-K for the year ended December 31, 2019, and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, failure to receive regulatory approval, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as a representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2020

OVERVIEW

Our profitability is primarily attributable to the sale of water. Gross water sales composed 88.3% of total operating revenues for the six months ended June 30, 2020.  Our profitability is also attributed to the various contract operations, water, sewer and internal SLP Plans and other services we provide.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

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

COVID-19 Pandemic

In March 2020, the World Health Organization classified the coronavirus, or COVID-19, outbreak as a pandemic. Subsequently on March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency.  The emergence of COVID-19 around the world presents risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time.  While the COVID-19 pandemic did not materially adversely affect the Company’s financial results and business operations for the six months ended June 30, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the period.  The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the situation and impacts on its operations, suppliers, industry, and workforce.

The COVID-19 pandemic may affect the Company’s operations in future quarters.  The Company maintains essential utility services and is following social distancing and remote work directives, however prolonged workforce disruptions may negatively impact performance of services or require use of emergency personnel.  Due to the COVID-19 pandemic causing hardships for many utility customers, state government agencies issued executive orders requiring utility companies to take a number of steps to support their customers and communities, including prohibiting service disconnections for non-payment and prohibiting late fees.  As a result, the Company anticipates a longer receivable cycle and the need for increased reserves for bad debt, along with changes in revenue mix between commercial and residential.  The DEPSC and the MDPSC issued orders authorizing utilities deferred regulatory treatment for incremental costs related to COVID-19.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year.  Given the changing nature of the COVID-19 outbreak and the responses to curb its spread, management cannot predict the full impact of the COVID-19 pandemic on the Company’s results of operations.  The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic ends.

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

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue.  As of June 30, 2020, we had approximately 88,900 metered water customers in Delaware, an increase of approximately 2,350 compared to June 30, 2019.  The number of metered water customers in Maryland totaled approximately 2,490 as of June 30, 2020, an increase of approximately 40 compared to June 30, 2019.  The number of metered water customers in Pennsylvania remained consistent compared to June 30, 2019. For the six months ended June 30, 2020, approximately 3.9 billion gallons of water were distributed in our Delaware systems and approximately 63.1 million gallons of water were distributed in our Maryland systems.

Wastewater Division

Artesian Wastewater owns wastewater collection and treatment infrastructure and began providing regulated wastewater services to customers in Delaware in July 2005.   Artesian Wastewater Maryland was incorporated on June 3, 2008 and is able to provide regulated wastewater services to customers in Maryland.  It is not currently providing these services in Maryland.  Our residential and commercial wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.  The number of Delaware wastewater customers totaled approximately 2,650 as of June 30, 2020, an increase of approximately 380, or 16.7%, compared to June 30, 2019.  In addition, Artesian Wastewater entered into wastewater services agreements with Allen Harim Foods, LLC, or Allen Harim, a large industrial customer.  The wastewater services agreements with Allen Harim are discussed further in the “Strategic Direction” section below.

Non-Regulated Division

Artesian Utility provides contract water and wastewater operation services to private, municipal and governmental institutions.  Artesian Utility also offers three protection plans to customers, the WSLP Plan, the SSLP Plan, and the ISLP Plan.  SLP Plan customers are billed a flat monthly or quarterly rate, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  As of June 30, 2020, approximately 20,600, or 24.2%, of our eligible water customers enrolled in the WSLP Plan, approximately 16,000, or 18.9%, of our eligible customers enrolled in the SSLP Plan, and approximately 7,300, or 8.6%, of our eligible customers enrolled in the ISLP Plan.  Approximately 1,910 non-utility customers enrolled in one of our three protection plans.

Strategic Direction

Our strategy is to increase customer growth, revenues, earnings and dividends by expanding our water, wastewater and SLP Plan services across the Delmarva Peninsula.  We remain focused on providing superior service to our customers and continuously seek ways to improve our efficiency and performance.  Our strategy has included a focus on building strategic partnerships with county governments, municipalities and developers.  By providing water and wastewater services, we believe we are positioned as the primary resource for developers and communities throughout the Delmarva Peninsula seeking to fill both needs simultaneously.  We believe we have a proven ability to acquire and integrate high growth, reputable entities, through which we have captured additional service territories that will serve as a base for future revenue.  We believe this experience presents a strong platform for further expansion and that our success to date also produces positive relationships and credibility with regulators, municipalities, developers and customers in both existing and prospective service areas.

In our regulated water division, our strategy is to focus on a wide spectrum of activities, which include strategic acquisitions of existing systems, expanding certificated service area, identifying new and dependable sources of supply, developing the wells, treatment plants and delivery systems to supply water to customers and educating customers on the wise use of water.  Our strategy includes focused efforts to expand through strategic acquisitions and in new regions added to our Delaware service territory over the last 10 years.  We plan to expand our regulated water service area in the Cecil County designated growth corridor and to expand our business through the design, construction, operation, management and acquisition of additional water systems.  The expansion of our exclusive franchise areas elsewhere in Maryland and the award of contracts will similarly enhance our operations within the state.

Our ability to develop partnerships with various county governments, municipalities and developers has provided a number of opportunities.  In the last three years, we completed seven acquisitions including asset purchase agreements with municipal and developer/homeowner association operated systems.  Some recent acquisitions are noted below.

On October 1, 2019, Artesian Water purchased utility assets from High Point Associates, L.P. and connected these assets to our public water system to serve the residents of High Point Park located in Kent County, Delaware.

On April 2, 2020, Artesian Water completed its purchase of substantially all of the operating assets of the water system of the Town of Frankford, a Delaware municipality, or Frankford, including the right to provide water service to Frankford’s existing customers, or the Frankford Water System.  Pursuant to the terms of the agreement, Frankford transferred to Artesian Water all of Frankford’s right, title and interest in and to all of the plant and equipment, associated real property, contracts, easements and permits possessed by Frankford at closing related to the Frankford Water System.  The total purchase price was $3.6 million.

On August 3, 2020, Artesian Water completed the purchase of substantially all of the water system operating assets from the City of Delaware City, a Delaware municipality, or Delaware City, including the right to provide water service to Delaware City’s existing customers.  The total purchase price was $2.1 million.  Artesian Water had previously acquired the water assets of an area annexed by Delaware City, known as Fort DuPont, which was earmarked for growth and expansion of Delaware City.

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

On September 27, 2016, Artesian Wastewater entered into a wastewater services agreement with Allen Harim for Artesian Wastewater to provide treatment and disposal services for sanitary wastewater discharged from Allen Harim’s properties located in Sussex County, Delaware upon completion of a pipeline to transfer the sanitary wastewater.  The pipeline was completed in the second quarter of 2017.  The transfer of sanitary wastewater began in the second quarter of 2019.  On January 27, 2017, Artesian Wastewater entered into a second wastewater agreement with Allen Harim for Artesian Wastewater to provide disposal services for approximately 1.5 mgd of treated industrial process wastewater upon completion of an approximately eight mile pipeline that will transfer the wastewater from Allen Harim’s properties to a 90 million gallon storage lagoon at Artesian’s Sussex Regional Recharge Facility.  We will use the reclaimed wastewater for spray irrigation on agricultural land in the area.  We received an operations permit in March 2020.  We anticipate to be operating this facility in the third quarter of 2020, pending Allen Harim’s receipt of their operations permit.

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

Results of Operations – Analysis of the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019.

Operating Revenues

Revenues totaled $21.8 million for the three months ended June 30, 2020, $1.1 million, or 5.3%, more than revenues for the three months ended June 30, 2019. Water sales revenue increased $1.2 million, or 6.8%, for the three months ended June 30, 2020 from the corresponding period in 2019, primarily due to an increase in residential consumption revenue. This increase is partially offset by a decrease in non-residential consumption revenue.  In addition, DSIC revenue and fixed fee revenue increased.  The DSIC rate effective January 1, 2019 was 5.55%.  The DSIC rate effective January 1, 2020 was 7.50%.  We realized 89.3% and 88.1% of our total operating revenue for the three months ended June 30, 2020 and June 30, 2019, respectively, from the sale of water.

Other utility operating revenue decreased approximately $0.1 million, or 5.7%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.  The decrease is primarily due to a decrease in service and finance charges, related to executive orders issued by state governmental agencies requiring utility companies to prohibit late fees and service disconnections for non-payment.  This decrease is partially offset by an increase in wastewater revenue from customer growth.

Non-utility operating revenue decreased approximately $0.1 million, or 5.0%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.  The decrease is primarily due to a decrease in contract service revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.1 million, or 1.0%, for the three months ended June 30, 2020, compared to the same period in 2019, primarily related to an increase in utility operating expenses of $0.1 million.

Utility operating expenses increased $0.1 million, or 1.2%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.  The net increase is primarily related to the following.

Bad debt expense increased $0.3 million, related to executive orders issued by state governmental agencies requiring utility companies to prohibit late fees and service disconnections for non-payment resulting in a longer receivable cycle and the need for increased reserves for bad debt.

Payroll and employee benefit costs increased $0.1 million, related to an increase in overall wages and an increase in employee benefits costs.

General administration expenses decreased $0.2 million, primarily related to reduced in person group activity costs, such as meetings, training and conferences, as well as a decrease in employee recruitment costs.

Purchased water expenses decreased $0.1 million, primarily related to the timing of purchases under contract.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 52.4% for the three months ended June 30, 2020, compared to 54.6% for the three months ended June 30, 2019.

Federal and state income tax expense increased $0.2 million, or 16.0%, primarily due to increased pre-tax book income in 2020 compared to 2019.

Interest Charges

Interest expense increased $0.1 million, primarily due to an increase in long-term debt interest related to the Series V First Mortgage Bond issued on December 17, 2019.  This increase is partially offset by a decrease in short-term debt interest, primarily related to lower interest rates and short-term borrowing levels in 2020.

Net Income

Our net income applicable to common stock increased $0.8 million.  Operating revenues increased $1.1 million and other income, net increased $0.1 million, while operating expenses increased $0.3 million and interest expense increased $0.1 million.

Results of Operations – Analysis of the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019.

Operating Revenues

Revenues totaled $41.7 million for the six months ended June 30, 2020, $1.6 million, or 4.0%, more than revenues for the six months ended June 30, 2019. Water sales revenue increased $1.7 million, or 4.8%, for the six months ended June 30, 2020 from the corresponding period in 2019, primarily due to an increase in residential consumption revenue. This increase is partially offset by a decrease in non-residential consumption revenue.  In addition, DSIC revenue and fixed fee revenue increased.  The DSIC rate effective January 1, 2019 was 5.55%.  The DSIC rate effective January 1, 2020 was 7.50%.  We realized 88.4% and 87.7% of our total operating revenue for the six months ended June 30, 2020 and June 30, 2019, respectively, from the sale of water.

Other utility operating revenue increased approximately $0.1 million, or 2.9%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.  The increase is primarily due to an increase in wastewater revenue from customer growth.  This increase is partially offset by a decrease in service and finance charges, related to executive orders issued by state governmental agencies requiring utility companies to prohibit late fees and service disconnections for non-payment.

Non-utility operating revenue decreased approximately $0.1 million, or 5.3%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.  The decrease is primarily due to a decrease in contract service revenue.  This decrease is partially offset by an increase in SLP Plan revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.2 million, or 1.0%, for the six months ended June 30, 2020, compared to the same period in 2019.  The components of the change in operating expenses primarily include an increase in utility operating expenses of $0.2 million and an increase in property and other taxes of $0.1 million, partially offset by a $0.1 million decrease in non-utility operating expenses.

Utility operating expenses increased $0.2 million, or 1.2%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.  The net increase is primarily related to the following.

Bad debt expense increased $0.3 million, related to executive orders issued by state governmental agencies requiring utility companies to prohibit late fees and service disconnections for non-payment resulting in a longer receivable cycle and the need for increased reserves for bad debt.

Payroll and employee benefit costs increased $0.3 million, related to an increase in overall wages and an increase in employee benefits costs.
Purchased power expenses increased $0.1 million, primarily due to higher operational usage.

General administration expenses decreased $0.2 million, primarily related to reduced in person group activity costs, such as meetings, training and conferences, as well as a decrease in consulting services.

Purchased water expenses decreased $0.2 million, primarily related to the timing of purchases under contract.

Repair and maintenance expenses decreased $0.1 million, primarily due to a decrease in the timing of tank maintenance, partially offset by an increase in wastewater treatment costs related to an agreement to provide reciprocal services for certain service areas within Sussex County.

Non-utility operating expenses decreased $0.1 million, or 5.4%, primarily due to a decrease in payroll and benefit costs and contract service costs, partially offset by an increase in plumbing services related to the SLP Plans.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 54.6% for the six months ended June 30, 2020, compared to 56.2% for the six months ended June 30, 2019.

Federal and state income tax expense increased $0.4 million, or 15.7%, primarily due to increased pre-tax book income in 2020 compared to 2019.

Property and other taxes increased $0.1 million, or 3.8%, primarily due to an increase in utility plant subject to taxation. Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.

Other Income, Net

Other income increased $0.6 million, primarily due to an increase in miscellaneous income of $0.3 million, related to an increase in the annual patronage refund from CoBank, ACB.  The refund is calculated based on 0.8% of the average loan balance outstanding.  In addition, in 2020 CoBank, ACB issued a one-time additional patronage distribution based on 0.1% of the average loan balance outstanding.  Allowance for funds used during construction, or AFUDC, increased $0.3 million, as a result of higher long-term construction activity subject to AFUDC for the six months ended June 30, 2020 compared to the same period in 2019.

Interest Charges

Interest expense increased $0.3 million, primarily due to an increase in long-term debt interest related to the Series V First Mortgage Bond issued on December 17, 2019.  This increase is partially offset by a decrease in short-term debt interest, primarily related to lower interest rates and short-term borrowing levels in 2020.  Customer deposit interest decreased $0.1 million from the 2019 customer refund amount held in reserve related to the Tax Cuts and Jobs Act.

Net Income

Our net income applicable to common stock increased $1.3 million.  Operating revenues increased $1.6 million and other income, net increased $0.6 million, while operating expenses increased $0.6 million and interest expense increased $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the six months ended June 30, 2020 were $11.8 million of cash provided by operating activities, $5.7 million in net contributions and advances from developers, $7.2 million from lines of credit borrowings and $0.9 million in net proceeds from the issuance of common stock.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.  We will continue to borrow on available lines of credit in order to satisfy current liquidity needs.

Investment in Plant and Systems

The primary focus of our investments is to continue to provide high quality reliable service to our growing service territory.  Capital expenditures during the first six months of 2020 were $20.6 million compared to $18.2 million during the same period in 2019.  During the first six months of 2020, we invested approximately $4.4 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for new transmission and distribution facilities.  We invested $4.0 million to enhance or improve existing treatment facilities and replace aging wells and pumping equipment to better serve our customers.  We invested $1.1 million for equipment purchases, computer hardware and software upgrades and transportation equipment.  Developers financed $2.2 million for the installation of water mains and hydrants in 2020 compared to $1.9 million in 2019.  We invested $0.8 million to upgrade and automate our meter reading equipment.  We invested approximately $2.6 million in mandatory utility plant expenditures due to governmental highway projects, which required the relocation of water service mains in addition to facility improvements and upgrades.  We invested $1.9 million in wastewater projects in Delaware.  In addition, on April 2, 2020, Artesian Water invested $3.6 million to purchase water system operating assets from the Town of Frankford.

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

Lines of Credit and Long Term Debt

At June 30, 2020, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources. As of June 30, 2020, there was $32.8 million of available funds under this line of credit.  The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 0.85%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of August 21, 2020 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At June 30, 2020, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland. As of June 30, 2020, there was $12.5 million of available funds under this line of credit.  The interest rate for borrowings under this line allows the Company to select either LIBOR plus 1.50% or a weekly variable rate established by CoBank; the Company has historically used the weekly variable interest rate.  The term of this line of credit expires on October 20, 2020. Artesian Water expects to renew this line of credit.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$14,735	$--	$--	$--

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$6,650	$13,218	$13,115	$194,734	$227,717
State revolving fund loans (principal and interest)	1,002	838	674	3,963	6,477
Promissory note (principal and interest)	960	1,921	1,921	13,018	17,820
Operating leases	42	60	46	1,317	1,465
Operating agreements	72	85	78	890	1,125
Unconditional purchase obligations	3,881	2,042	57	---	5,980
Total contractual cash obligations	$12,607	$18,164	$15,891	$213,922	$260,584

Artesian’s long-term debt agreements and revolving lines of credit contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guarantee certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business. In addition, we are required to abide by certain financial covenants and ratios.  As of June 30, 2020, we were in compliance with these covenants.

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

On April 28, 2020, Artesian Water entered into three financing agreements, or the Financing Agreements, with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of the state of Delaware, or the Department.  Under the Financing Agreements, the Department has agreed to advance to Artesian Water up to approximately $1.7 million, $1.0 million and $1.3 million, collectively, the Loans, to finance all or a portion of the costs to replace specific water transmission mains in service areas located in New Castle County, Delaware, collectively, the Projects.  In accordance with the Financing Agreements, Artesian Water will from time to time request funds under the Loans as it incurs costs in connection with the Projects.  The Company shall pay to the Department, on the principal amount drawn down and outstanding from the date drawn, interest at a rate of 0.6% per annum and an administrative fee at the rate of 0.6% per annum.  As of June 30, 2020, no funds were borrowed under the Loans.

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

Information concerning our implementation and the impact of recent accounting pronouncements issued by the FASB is included in the notes to our 2019 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2019 and also in the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.  We did not adopt any accounting policy in the first six months of 2020 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds and the term of the promissory note, which have final maturity dates ranging from 2028 to 2038, and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at June 30, 2020 were approximately $14.7 million.  An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing multi-year supply contracts at fixed prices.

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The COVID-19 pandemic has had no impact on the Company’s internal controls over financial reporting.  The Company has had and continues to have the same processes as was the case prior to the pandemic.

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

We are considered an essential utility service company, as defined by the U.S. Department of Homeland Security.  Although we have continued to operate our business to date consistent with federal guidelines and state and local orders, the outbreak of COVID-19 and any preventive or protective actions taken by governmental authorities may have an adverse effect on our operations.  The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions taken to contain or mitigate its effects.  Any resulting financial impact cannot be estimated reasonably at this time, but results of operations, financial condition and cash flows could be adversely impacted.  State government agencies issued executive orders requiring utility companies to take a number of steps to support their customers and communities, including prohibiting service disconnections for non-payment and prohibiting late fees.  As a result, the Company anticipates a longer receivable cycle, the need for increased reserves for bad debt, along with changes in revenue mix between commercial and residential.  Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets, which may adversely impact our stock price.  To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our 2019 Annual Report on Form 10-K, such as those relating to our financial performance.

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

10.3
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

10.5
Financing Agreement, dated as of April 28, 2020, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health. Incorporated by reference to Exhibit 10.5 filed with the Company’s Form 8-K filed on April 30, 2020.

10.6
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

10.7
Asset Purchase Agreement, dated June 11, 2020 by and among Artesian Water Company Inc., a Delaware corporation, and the City of Delaware City, a Delaware municipality. Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed on June 16, 2020.

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
The following financial statements from Artesian Resources Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Cash Flows (unaudited); and (iv) the Notes to the Condensed Consolidated Financial Statements (unaudited) that have been detail tagged.*

104	The cover page from Artesian Resources Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, formatted in iXBRL (contained in exhibit 101).*

*   Filed herewith
** Furnished herewith