Form 10-K
period 2020-12-31
ARTESIAN RESOURCES CORP
filed 2021-03-12
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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

Large Accelerated Filer □	Accelerated Filer □	Non-Accelerated Filer ☑	Smaller Reporting Company ☑
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

☐	Yes	☑	No

The aggregate market value of the Class A Non-Voting Common Stock and Class B Common Stock held by non-affiliates of the registrant at June 30, 2020 was $294,467,185 and $8,901,771, respectively.  The aggregate market value of Class A Non-Voting Common Stock was computed by reference to the closing price of such class as reported on the Nasdaq Global Select Market on June 30, 2020, which trade date was June 30, 2020.  The aggregate market value of Class B Common Stock was computed by reference to the last reported trade of such class as reported on the OTC Bulletin Board as of June 30, 2020, which trade date was June 26, 2020.

As of March 9, 2021, 8,479,730 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION

FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K which express our “belief,” “anticipation” or “expectation,” as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements.  They include, but are not limited to, the statements below:
-	the specific and overall impacts of the COVID-19 global pandemic on our financial condition and results of operations;
-	strategic plans for goals, priorities, growth and expansion;
-	expectations for our water and wastewater subsidiaries and non-regulated subsidiaries;
-	customer base growth opportunities in Delaware and Cecil County, Maryland;
-	our belief regarding our capacity to provide water services for the foreseeable future to our customers;
-	our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations;
-	our expectation of the timing of decisions by regulatory authorities;
-	the impact of weather on our operations;
-	the execution of our strategic initiatives;
-	our expectation regarding the timing for construction on new projects;
-	the adoption of recent accounting pronouncements;
-	contract operations opportunities;
-	legal proceedings;
-	our properties;
-	deferred tax assets;
-	the adequacy of our available sources of financing;
-	the expected recovery of expenses related to our long-term debt;
-	our expectation to be in compliance with financial covenants in our debt instruments;
-	our ability to refinance our debt as it comes due;
-	our ability to adjust our debt level, interest rate, maturity schedule and structure;
-	the timing and terms of renewals of our lines of credit;
-	plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather;
-	expected future contributions to our postretirement benefit plan;
-	anticipated growth in our non-regulated division;
-	the impact of recent acquisitions on our ability to expand and foster relationships;
-	anticipated investments in certain of our facilities and systems and the sources of funding for such investments; and
-	sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs.

Certain factors, as discussed under Item 1A - Risk Factors, that could cause results to differ materially from those in the forward-looking statements include, but are not limited to:
-	changes in weather;
-	changes in our contractual obligations;
-	changes in government policies;
-	the timing and results of our rate requests;
-	failure to receive regulatory approvals;
-	changes in economic and market conditions generally;
-	unexpected events, restrictions and policies related to a public health crisis, including the COVID-19 pandemic; and
-	other matters discussed elsewhere in this annual report.

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

We hold Certificates of Public Convenience and Necessity, or CPCNs, for approximately 298 square miles of exclusive water service territory, most of which is in Delaware and some in Maryland and Pennsylvania.  We hold CPCN’s for approximately 30 square miles of wastewater service territory located in Sussex County, Delaware.  Our largest connected regional water system, consisting of approximately 141 square miles and 77,200 metered customers, is located in northern New Castle County and portions of southern New Castle County, Delaware.  A significant portion of our exclusive service territory is in Sussex County, Delaware and remains undeveloped, and if and when development occurs and there is population growth in these areas, we will increase our customer base by providing water and/or wastewater service to the newly developed areas and new customers.

Subsidiaries

Artesian Water

Artesian Water, our principal subsidiary, distributes and sells water to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware.  In addition, Artesian Water provides services to other water utilities, including operations and billing functions, and has contract operation agreements with private and municipal water providers.  Artesian Water also provides water for public and private fire protection to customers in our service territories.  Artesian Water produced approximately 86% of our 2020 consolidated operating revenues.
We derive about 91% of our self-supplied groundwater from wells that pump groundwater from aquifers and other formations located in the Atlantic Coastal Plain.  The remaining 9% of our groundwater supply comes from wells in the Piedmont Province.  We use a variety of treatment methods, including aeration, pH adjustment, chlorination, fluoridation, ultra violet oxidation, arsenic removal, nitrate removal, radium removal, iron removal, and carbon adsorption to meet federal, state and local water quality standards.  Additionally, a corrosion inhibitor is added to all of our self-supplied groundwater and most of the supply from interconnections.  We have 59 different water treatment facilities in our Delaware systems.  All water supplies that we purchase from neighboring utilities are potable.

To supplement our groundwater supply, we purchase treated surface water through interconnections only in the northern service area of our New Castle County, Delaware system.  The treated surface water is blended with our groundwater supply for distribution to our customers.  Nearly 86% of the overall 8.2 billion gallons of water we distributed in all of our Delaware systems during 2020 came from our groundwater wells, while the remaining 14% came from interconnections with other utilities and municipalities.  In Delaware in 2020, we pumped an average of 19.3 million gallons per day, or mgd, from our groundwater wells and obtained an average of approximately 3.2 mgd from interconnections.  Our peak water supply capacity currently is approximately 55.0 mgd.

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

In Delaware, we have 23 interconnections with two neighboring water utilities and seven municipalities that provide us with the ability to purchase or sell water.  An interconnection agreement with Chester Water Authority has a "take or pay" clause requiring us to purchase 1.095 billion gallons annually.  The Chester Water Authority agreement expires December 31, 2021, and we do not intend to extend the term of the agreement under its existing terms.

As of December 31, 2020, we were serving customers through approximately 1,368 miles of transmission and distribution mains.  Mains range in diameter from two inches to twenty-four inches, and most of the mains are made of ductile iron or cast iron.

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

Artesian Water Maryland

Artesian Water Maryland began operations in August 2007.  Artesian Water Maryland distributes and sells water to residential, commercial, industrial and municipal customers in Cecil County, Maryland.  Artesian Water Maryland owns and operates 9 public water systems.

The majority of the 0.1 billion gallons of water we distributed in all of our Maryland systems during 2020 came from our groundwater wells, while a portion came from treated surface water.  We have nine separate water treatment facilities in our Maryland systems.  We have one water treatment facility that treats surface water through an intake in the Susquehanna River, located in Cecil County, Maryland and has the ability to supply up to 1 mgd of water.  Our peak water supply capacity currently is approximately 2.0 mgd.  We have 7 storage tanks capable of storing approximately 2.4 million gallons.  We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

In Maryland, we have one interconnection with the Artesian Water system in Delaware, one interconnection with a neighboring utility, and four interconnections with municipalities.  These interconnections are capable of providing over 3.0 mgd of water to our Maryland systems.

Artesian Water Pennsylvania

Artesian Water Pennsylvania began operations in 2002.  It provides water service to a residential community in Chester County, Pennsylvania.

Artesian Wastewater

Artesian Wastewater began providing wastewater services in Sussex County, Delaware in July 2005.  Artesian Wastewater is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company.

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

Artesian Utility

Artesian Utility was formed in 1996 and designs and builds water and wastewater infrastructure and provides contract water and wastewater operation services on the Delmarva Peninsula to private, municipal and governmental institutions.  Artesian Utility also evaluates land parcels, provides recommendations to developers on the size of water or wastewater facilities and the type of technology that should be used for treatment at such facilities, and operates water and wastewater facilities in Delaware for municipal and governmental agencies.  Artesian Utility also contracts with developers and government agencies for design and construction of wastewater infrastructure within the Delmarva Peninsula.  In addition, as further discussed below, Artesian Utility operates the Water Service Line Protection Plan, or WSLP Plan, the Sewer Service Line Protection Plan, or SSLP Plan, and the Internal Service Line Protection Plan, or ISLP Plan.

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

Artesian Storm Water

Artesian Storm Water, incorporated in 2017, was formed to provide design, installation, maintenance and repair services related to existing or proposed storm water management systems in Delaware and the surrounding areas.  The ability to offer storm water services will complement the primary water and wastewater services that we provide.

Government Regulations

Overview

The Company is subject to federal, state and local laws and regulations in all of the jurisdictions in which it operates.

These regulations include state commissions orders, environmental protection, securities and exchange activities, including financial reporting and internal controls processes, data protection and privacy, tax compliance, health and safety, labor and employment practices, and other general business activities.

State Regulatory Commission Matters

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

Environmental Regulation

The United States Environmental Protection Agency, or the EPA, the Delaware Department of Natural Resources and Environmental Control, or DNREC, and the Delaware Division of Public Health, or DPH, regulate the water quality of our treatment and distribution systems in Delaware, as do the EPA and the Maryland Department of the Environment, or MDE, with respect to our operations in Maryland.  The Chester Water Authority, which supplies water to Artesian Water through an interconnection in northern New Castle County, is regulated by the Pennsylvania Department of Environmental Protection, as well as the EPA.  We believe that we are in material compliance with all current federal, state and local water quality standards, including regulations under the federal Safe Drinking Water Act. However, if new water quality regulations are too costly, or if we fail to comply with such regulations, it could have a material adverse effect on our financial condition, results of operations and planned capital investments.

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

Under Delaware state laws and regulations, we are required to file applications with DNREC for water allocation permits for each of our operating wells pumping greater than 50,000 gallons per day.  For any wells in the Delaware River Basin, we must also file allocation permits with the Delaware River Basin Commission, or DRBC.  We have 130 operating and 61 observation and monitoring wells in our Delaware systems.  At December 31, 2020, we had allocation permits for 111 wells and 20 wells that do not require a permit.

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

Materials and Supplies

We are highly dependent on the availability of essential materials and parts from our suppliers for expansion, construction and maintenance of our services.  The majority of the materials required for our water and wastewater utility business are under contract at fixed prices.  The COVID-19 pandemic has not had an impact on our ability to obtain materials and supplies.

Suppliers and Independent Contractors

We are dependent upon the ability of our suppliers and independent contractors to meet performance specifications, quality standards and delivery schedules at our anticipated costs.  While we maintain an extensive qualification and performance review system to control risk associated with such reliance on third parties, failure of suppliers or independent contractors to meet commitments could adversely affect construction and maintenance schedules.  The COVID-19 pandemic has delayed some of our construction projects, however, they have not impacted our ability to maintain our level of services to customers.  We are also dependent on the availability of electricity and purchased water at affordable prices.  Our electric costs and purchased water costs are at a fixed price under contract.

Employees and Human Capital Resources

At December 31, 2020, we employed 235 full-time employees.  Of these employees, 52 were officers and managers; 113 were employed as operations personnel, including engineers, technicians, draftsman, maintenance and repair persons, meter readers and utility personnel; and 32 were employed in accounting, budgeting, information systems, human resources, customer relations and public relations.  The remaining 38 employees were administrative personnel.  The Company has no collective bargaining agreements with any of its employees, and its work force is not union organized or union represented.  We believe that our relations with our employees are good. Through ongoing employee development, competitive compensation and benefits, and a focus on health, safety and employee wellbeing, we strive to help our employees in all aspects of their lives.

We believe the Company’s success depends on its ability to attract, develop and retain key personnel.  We provide our employees with resources that contribute to their professional development, including technical training and performance reviews.  A core principle of our company is to promote from within and offer advancement opportunities at all levels of employment, which helps us retain talented employees.  We believe our management team has the experience, talent and dedication necessary to effectively execute our business goals and growth strategy.  We recognize that the skills, experience, diversity, industry knowledge and dedication of our employees significantly benefit our operations and performance.

We set pay ranges based on market data. When considering compensation, we consider factors such as an employee’s role, experience, and their performance.  We regularly review our compensation practices, both in terms of our overall workforce and individual employees, to ensure our compensation is fair and equitable.

Health and safety in the workplace for our employees is one of the Company’s core values.  Hazards in the workplace are proactively identified and actions are taken to maintain workplace safety.  We sponsor a wellness program designed to enhance physical, financial, and mental wellbeing for all our employees.  Throughout the year, we encourage healthy behaviors through regular communications, educational sessions and other incentives.  The COVID-19 pandemic has emphasized for us the importance of keeping our employees safe and healthy.  In response to the pandemic, the Company has taken actions to help protect our employees so that they can continue to perform their work in a safe and effective manner.

We use outside consultants and independent contractors on an as needed basis for various services.  We rely on our independent contractors to manage their respective employee relations so that the services they are contractually obligated to perform for us satisfy our requirements.  Management believes that through our own employees, coupled with the services provided by our independent contractors and outside consultants, we have sufficient human capital to continue to operate our business successfully.

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

ITEM 1A. RISK FACTORS

We are exposed to a variety of risks and uncertainties.  Most are general risks and uncertainties applicable to all water and wastewater utility companies.  We describe below some of the specific known risk factors that could negatively affect our business, financial condition or results of operations.  If one or more of these risks or uncertainties occur, actual results may vary materially from our projections.

Risk Related to the COVID-19 Pandemic

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
We are considered an essential utility service company, as defined by the U.S. Department of Homeland Security.  Although we have continued to operate our business to date consistent with federal guidelines and state and local orders, the outbreak of COVID-19 and any preventive or protective actions taken by governmental authorities may have an adverse effect on our operations.  The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions taken to contain or mitigate its effects.  Any resulting financial impact cannot be estimated reasonably at this time, but results of operations, financial condition and cash flows could be adversely impacted.  State government agencies issued executive orders in March 2020 requiring utility companies to take a number of steps to support their customers and communities, which included prohibiting service disconnections for non-payment and prohibiting late fees.  In July 2020, the State of Delaware lifted its executive orders placing a moratorium on service disconnections for non-payment, with a provision requiring utilities to offer payment arrangements extending at least four months to customers.  After properly notifying customers, Artesian reinstated its late fee process in September 2020 and began administering service disconnections in October 2020 for its Delaware customers.  The State of Maryland and the Commonwealth of Pennsylvania lifted their executive orders placing moratoriums on service disconnections for non-payment effective November 2020.  The State of Maryland requires utilities to offer payment arrangements extending twelve months.  The Company experienced longer receivable cycles throughout 2020 and made an adjustment to increase the reserve for bad debt in the amount of $0.5 million.  Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets, which may adversely impact our stock price.  To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this report, such as those relating to our financial performance.

Risks Related to Our Operations

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

Risks Related to Governmental Laws and Regulations

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

Our operating revenue is primarily from water sales.  The rates that we charge our customers are subject to the regulations of the public service commissions in the states in which we operate.   If a public service commission disapproves or is unable to timely approve our requests for rate increases or approves rate increases that are inadequate to cover our investments, deferred regulatory assets or increased costs, our profitability may suffer.

We file rate increase requests, from time to time, to recover our investments in utility plant, deferred regulatory assets and expenses.  Once a rate increase petition is filed with a public service commission, the ensuing administrative and hearing process may be lengthy and costly.  We can provide no assurances that any future rate increase request will be approved by the DEPSC, MDPSC or PAPUC, and if approved, we cannot guarantee that these rate increases will be granted in a timely manner and/or will be sufficient in amount to cover the investments , deferred regulatory assets and expenses for which we initially sought the rate increase.  To the extent we are able to pass through such costs to customers and a state public service commission subsequently determines that such costs should not have been paid by customers, we may be required to refund such costs, with interest, to customers.  Any such costs not recovered through rates, or any such refund, could adversely affect our results of operations, financial position or cash flows.

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

Risks Related to Our Financial Statements and Operating Results

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

Risks Related to Our Business Strategy

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

Risks Related to Legal Uncertainty

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

Risk Related to Cybersecurity and Technology

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

Risk Associated with Management

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

Risks Related to Our Common Stock

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

The Company owns approximately six acres of land in New Castle County, Delaware zoned for office development and two nine-acre parcels of land in Sussex County, Delaware for water and wastewater treatment facilities and elevated water storage.  The Company also owns an office facility located in Sussex County, Delaware.  The facility consists of approximately 10,000 square feet of office space along with approximately 10,000 square feet of warehouse space.

The Company owns land, rights-of-way, easements, transmission and distribution mains, collection mains, pump facilities, treatment plants, lift stations, treatment/disposal facilities, storage tanks, meters, vehicles and related equipment and facilities.  The following table indicates our utility plant as of December 31, 2020.

Utility plant comprises:
In thousands
	Estimated Useful Life (In Years)	December 31, 2020
Utility plant at original cost
Utility plant in service-Water
Intangible plant	---	$140
Source of supply plant	45-85	23,940
Pumping and water treatment plant	8-62	100,317
Transmission and distribution plant
Mains	81	293,643
Services	39	49,937
Storage tanks	76	29,946
Meters	26	27,994
Hydrants	60	15,895
General plant	5-31	62,379

Utility plant in service-Wastewater
Intangible plant	---	116
Treatment and disposal plant	21-81	41,860
Collection mains and lift stations	81	32,133
General plant	5-31	1,545

Property held for future use	---	5,711
Construction work in progress	---	21,474
		707,030
Less – accumulated depreciation		147,469
		$559,561

Substantially all of Artesian Water's utility plant, except the utility plant in the town of Townsend, Delaware, is pledged as security for our First Mortgage Bonds.  As of December 31, 2020, no other water utility plant has been pledged as security for loans.  Two parcels of land in Artesian Wastewater are pledged as security for a loan.

We believe that our properties are generally maintained in good condition and in accordance with current standards of good water and wastewater works industry practice.  We believe that all of our existing facilities adequately meet current necessary production capacities and current levels of utilization.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of our legal proceedings, refer to Note 18 to our Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for the Company’s Common Equity

Artesian Resources' Class A Non-Voting Common Stock, or Class A Stock, is listed on the Nasdaq Global Select Market and trades under the symbol "ARTNA."  On March 9, 2021, the last closing sale price as reported by the Nasdaq Global Select Market was $40.03 per share.  As of March 9, 2021 there were 579 holders of record of the Class A Stock.

Our Class B Common Stock, or Class B Stock, is quoted on the OTC Bulletin Board under the symbol "ARTNB."  There has been a limited and sporadic public trading market for the Class B Stock.  As of March 9, 2021, the last reported trade of the Class B Stock on the OTC Bulletin Board was at a price of $39.19 per share on February 11, 2021.  As of March 9, 2021, there were 144 holders of record of the Class B Stock.  The Class B shares are paid the same dividend as the Class A shares.

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, we did not issue any unregistered shares of our Class A or Class B Stock.

The following graph compares the percentage change in cumulative shareholder return on the Company’s Class A Stock with the Standard & Poor’s 500 Stock Index and a Peer Group of water utility companies.  The graph covers the period from December 2015 (assuming a $100 investment on December 31, 2015, and the reinvestment of any dividends) through December 2020:

		INDEXED RETURNS
	Base Period	Years Ending December 31
Company Name / Index	2015	2016	2017	2018	2019	2020
Artesian Resources Corporation	100	118.92	147.36	136.76	149.97	153.67
S&P 500 Index	100	111.96	136.40	130.42	171.49	203.04
Peer Group	100	122.78	156.72	157.81	211.69	244.13

The Peer Group includes American States Water Company, American Water Works Company, Inc., Essential Utilities, Inc., California Water Service Group, Connecticut Water Service, Inc. (included through October 9, 2019 when it was acquired by SJW Group), Middlesex Water Company, SJW Group and York Water Company.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our profitability is primarily attributable to the sale of water. Gross water sales comprised 86.8% of total operating revenues for the year ended December 31, 2020.  Our profitability is also attributed to the various contract operations, water, sewer and internal SLP Plans and other services we provide.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

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

COVID-19 Pandemic

In March 2020, the World Health Organization classified the coronavirus, or COVID-19, outbreak as a pandemic. Subsequently on March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency.  The emergence of COVID-19 around the world presents risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time.  While the COVID-19 pandemic did not materially adversely affect the Company’s financial results and business operations for the year ended December 31, 2020, economic and health conditions in the United States and across most of the globe have continued to change rapidly.  The full impact of the COVID-19 outbreak continues to evolve as of the date of this report.  Management is actively monitoring the situation and impacts on its operations, suppliers, industry, and workforce.

The COVID-19 pandemic may affect the Company’s operations in future periods.  The Company maintains essential utility services and is following social distancing and remote work directives, however prolonged workforce disruptions may negatively impact performance of services or require use of emergency personnel.  Due to the COVID-19 pandemic causing hardships for many utility customers, state government agencies issued executive orders in March 2020 requiring utility companies to take a number of steps to support their customers and communities, including prohibiting service disconnections for non-payment and prohibiting late fees.  In July 2020, the State of Delaware lifted its executive orders placing a moratorium on service disconnections for non-payment, with a provision requiring utilities to offer payment arrangements extending at least four months to customers.  After properly notifying customers, Artesian reinstated its late fee process in September 2020 and began administering service disconnections in October 2020 for its Delaware customers.  The State of Maryland and the Commonwealth of Pennsylvania lifted their executive orders placing moratoriums on service disconnections for non-payment effective November 2020.  The State of Maryland requires utilities to offer payment arrangements extending twelve months.  The DEPSC and the MDPSC issued orders authorizing utilities deferred regulatory treatment for incremental costs related to COVID-19.

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

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue.  As of December 31, 2020, we had approximately 90,300 metered water customers in Delaware, an increase of approximately 2,500 compared to December 31, 2019.  The number of metered water customers in Maryland totaled approximately 2,500 as of December 31, 2020, a slight increase compared to December 31, 2019.  The number of metered water customers in Pennsylvania remained consistent compared to December 31, 2019.  For the year ended December 31, 2020, approximately 8.2 billion gallons of water were distributed in our Delaware systems and approximately 135.0 million gallons of water were distributed in our Maryland systems.

Wastewater Division

Artesian Wastewater owns wastewater collection and treatment infrastructure and began providing regulated wastewater services to customers in Delaware in July 2005.   Artesian Wastewater Maryland was incorporated on June 3, 2008 and is able to provide regulated wastewater services to customers in Maryland.  It is not currently providing these services in Maryland.  Our residential and commercial wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.  The number of Delaware wastewater customers totaled approximately 2,800 as of December 31, 2020, an increase of approximately 400, or 14.9%, compared to December 31, 2019.  In addition, Artesian Wastewater entered into wastewater services agreements with a large industrial customer.  The wastewater services agreements with this customer are discussed further in the “Strategic Direction” section below.

Non-Regulated Division

Artesian Utility provides contract water and wastewater operation services to private, municipal and governmental institutions.  Artesian Utility also offers three protection plans to customers, the WSLP Plan, the SSLP Plan, and the ISLP Plan.  SLP Plan customers are billed a flat monthly or quarterly rate, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  As of December 31, 2020, approximately 20,900, or 24.3%, of our eligible water customers enrolled in the WSLP Plan, approximately 16,100, or 18.8%, of our eligible customers enrolled in the SSLP Plan, and approximately 7,600, or 8.9%, of our eligible customers enrolled in the ISLP Plan.  Approximately 1,900 non-utility customers enrolled in one of our three protection plans.

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

The general need for increased capital investment in our water and wastewater systems is due to a combination of population growth, more protective water quality standards and aging infrastructure.  Our planned and budgeted capital improvements over the next three years includes projects for water infrastructure improvements and expansion in both Delaware and Maryland and wastewater infrastructure improvements and expansion in Delaware.  The DEPSC and MDPSC have generally recognized the operating and capital costs associated with these improvements in setting water and wastewater rates for current customers and capacity charges for new customers.

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

All additions to utility plant are recorded at cost.  Business combinations pursuant to ASC Topic 805 may result in a purchase price allocation and the acquired assets are required to be evaluated by the applicable regulatory agency.  Cost includes direct labor, materials, AFUDC (see description in Note 1-Utility Plant) and indirect charges for items such as transportation, supervision, pension, medical, and other fringe benefits related to employees engaged in construction activities.  When depreciable units of utility plant are retired, the historical costs of plant retired is charged to accumulated depreciation.  Any cost associated with retirement, less any salvage value or proceeds received, is charged to the regulated retirement liability.  Maintenance, repairs, and replacement of minor items of utility plant are charged to expense as incurred.

We record water service revenue, including amounts billed to customers, on a cycle basis and unbilled amounts based upon estimated usage from the date of the last meter reading to the end of the accounting period.  As actual usage amounts are received, adjustments are made to the unbilled estimates in the next billing cycle based on the actual results.  Estimates are made on an individual customer basis, using one of three methods: the previous year’s consumption in the same period, the previous billing period’s consumption, or averaging.  While actual usage for individual customers may differ materially from the estimate, we believe the overall total estimate of consumption and revenue for the fiscal period will not differ materially from actual billed consumption.

We record accounts receivable at the invoiced amounts.  An allowance for doubtful accounts is calculated as a percentage of total associated revenues based upon historical trends and adjusted for current conditions.  We mitigate our exposure to credit losses by discontinuing services in the event of non-payment; accordingly, the related allowance for doubtful accounts and associated bad debt expense has not been significant.  However, the Company experienced longer receivable cycles throughout 2020 related to temporary executive orders issued by state governmental agencies requiring utility companies to prohibit late fees and service disconnections for non-payment, resulting in an adjustment to increase the reserve for bad debt.  Account balances are written off against the allowance when it is probable the receivable will not be recovered.

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

Our long-lived assets consist primarily of utility plant in service and regulatory assets.  We review for impairment of our long-lived assets, including utility plant in service, in accordance with the requirements of FASB ASC Topic 360.  We review regulatory assets for the continued application of FASB ASC Topic 980.  Our review determines whether there have been changes in circumstances or events that have occurred that require adjustments to the carrying value of these assets.  Adjustments to the carrying value of these assets would be made in instances where changes in circumstances or events indicate the carrying value of the asset may not be recoverable in rates charged to customers.  The Company believes there are no impairments in the carrying amounts of its long-lived assets or regulatory assets at December 31, 2020.

Results of Operations

2020 Compared to 2019

Operating Revenues

Revenues totaled $88.1 million for the year ended December 31, 2020, $4.5 million, or 5.4%, more than revenues for the year ended December 31, 2019.  Water sales revenue increased $2.9 million, or 3.9%, for the year ended December 31, 2020 from the corresponding period in 2019, primarily due to an increase in residential consumption revenue, partially offset by a decrease in non-residential consumption revenue.  In addition, water sales revenue increased due to an increase in Distribution System Improvement Charges, or DSIC, revenue.  Also, fixed fee revenue increased related to customer growth.  We realized 86.8% and 88.1% of our total operating revenue for the years ended December 31, 2020 and December 31, 2019, respectively, from the sale of water.

Other utility operating revenue increased approximately $1.6 million, or 32.7%, for the year ended December 31, 2020 compared to the year ended December 31, 2019.  The increase is primarily due to an increase in industrial wastewater service revenue, related to the minimum required volume of wastewater under contract.  In addition, there was an increase in wastewater revenue from customer growth.  This increase is partially offset by a decrease in service and finance charges, related to executive orders issued by state governmental agencies requiring utility companies to prohibit late fees and service disconnections for non-payment.

Non-utility operating revenue increased approximately $0.1 million, or 1.4%, for the year ended December 31, 2020 compared to the same period in 2019.  The increase is primarily due to an increase in SLP Plan revenue, partially offset by a decrease in contract revenue.

Percentage of Operating Revenues
	2020	2019	2018
Water Sales
Residential	53.8%	52.8%	52.7%
Commercial	19.5	21.0	21.4
Industrial	0.1	0.1	0.1
Government and Other	13.4	14.1	13.9
Other utility operating revenues	7.4	5.9	5.5
Non-utility operating revenues	5.8	6.1	6.4
Total	100.0%	100.0%	100.0%

Residential

Residential water service revenues in 2020 amounted to $47.4 million, an increase of $3.2 million, or 7.3%, above the $44.2 million recorded in 2019, primarily due to an increase in overall water consumption and an increase in DSIC revenue.  The volume of water sold to residential customers increased to 4,209 million gallons in 2020 compared to 3,900 million gallons in 2019, a 7.9% increase.  The number of residential customers served increased by approximately 2,400, or 2.8%, in 2020.

Commercial

Water service revenues from commercial customers in 2020 decreased by 2.3%, to $17.2 million in 2020 from $17.6 million in 2019, primarily due to a decrease in overall water consumption.  The volume of water sold to commercial customers decreased to 2,180 million gallons in 2020 compared to 2,303 million gallons sold in 2019, a decrease of 5.4%.

Industrial

Water service revenues from industrial customers decreased to $71,000 in 2020 from $88,000 in 2019.  The volume of water sold to industrial customers decreased to 9.2 million gallons in 2020 from 11.1 million gallons in 2019.

Government and Other

Government and other water service revenues in 2020 increased slightly by 0.3%, and were $11.8 million for both 2019 and 2020. The volume of water sold to government and other customers increased to 1,050 million gallons in 2020 compared to 993 million gallons in 2019, an increase of 5.8%.

Other Utility Operating Revenue

Other utility operating revenue, derived from regulated wastewater services, contract operations, antenna leases on water tanks, finance/service charges, wastewater customer service revenues and industrial wastewater service revenues, increased 32.7%, from $4.9 million in 2019 to $6.5 million in 2020.  The increase is primarily due to an increase in industrial wastewater service revenue and an increase in wastewater revenue from customer growth.  This increase is partially offset by a decrease in service and finance charges.

Non-Utility Operating Revenue

Non-utility operating revenue, derived from non-regulated water and wastewater operations, increased slightly but remained at $5.1 million for the year December 31, 2020 compared to the year ended December 31,  2019.  The increase is primarily due to an increase in SLP Plan revenue, partially offset by a decrease in contract revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $1.3 million, or 2.8%, for the year ended December 31, 2020 compared to the year ended December 31, 2019.  The components of the change in operating expenses primarily include an increase in utility operating expenses of $1.1 million and an increase in property and other taxes of $0.2 million.

Utility operating expenses increased $1.1 million, or 2.9%, for the year ended December 31, 2020 compared to the year ended December 31, 2019.  The net increase is primarily related to the following.

-	Payroll and employee benefit costs increased $0.9 million, primarily related to an increase in overall compensation and an increase in employee benefit costs.
-
Administrative costs increased $0.3 million, primarily due to an increase in bad debt expense of $0.5 million, related to executive orders issued during 2020 by state governmental agencies requiring utility companies to prohibit late fees and service disconnections for non-payment resulting in a longer receivable cycle and the need for increased reserves for bad debt.  This increase is partially offset by a decrease in employee related costs and professional service fees.

-	Purchased water increased $0.1 million, primarily due to higher water purchased in order to meet customer demands and maintain high-quality water.
-	Purchased power increased $0.1 million, primarily due to higher operational usage.
-	Repair and maintenance costs decreased $0.3 million, primarily due to the timing of maintenance costs associated with treatment facilities and equipment.

Property and other taxes increased $0.2 million, or 4.3%, primarily due to an increase in utility plant subject to taxation.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.

Percentage of Operating and Maintenance Expenses
	2020	2019	2018
Payroll and Associated Expenses	51.0%	50.1%	48.9%
Administrative	14.1	13.6	14.3
Purchased Water	9.9	9.9	10.1
Repair and Maintenance	8.3	9.3	10.3
Purchased Power	5.5	5.5	5.8
Water Treatment	3.7	3.8	3.6
Non-utility Operating	7.5	7.8	7.0

Total	100.0%	100.0%	100.0%

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 55.6% for the year ended December 31, 2020, compared to 57.0% for the year ended December 31, 2019.

Depreciation and amortization expense increased $0.3 million, or 3.1%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense increased $0.5 million, or 9.7%, primarily due to higher pre-tax income for the year ended December 31, 2020, compared to the year ended December 31, 2019.

Other Income, Net

Other income, net increased $0.1 million, or 5.8%, primarily due to an increase in miscellaneous income of $0.3 million, related to an increase in the annual patronage refund from CoBank, ACB.  The refund is calculated based on 0.8% of the average loan balance outstanding.  In addition, in 2020, CoBank, ACB issued a one-time additional patronage distribution based on 0.1% of the average loan balance outstanding.  Allowance for funds used during construction, or AFUDC, decreased $0.2 million, as a result of lower long-term construction activity subject to AFUDC for the twelve months ended December 31, 2020 compared to the same period in 2019.

Interest Charges

Interest expense increased $0.6 million, primarily due to an increase in long-term debt interest related to the Series V First Mortgage Bond issued on December 17, 2019.  This increase is partially offset by a decrease in short-term debt interest, primarily related to lower interest rates and short-term borrowing levels in 2020.  Customer deposit interest decreased $0.1 million from the 2019 customer refund amount held in reserve related to the Tax Cuts and Jobs Act.

Net Income

Our net income applicable to common stock increased $1.9 million.  Operating revenues increased $4.5 million and other income, net increased $0.1 million, while operating expenses increased $2.2 million and interest expense increased $0.6 million.

Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K includes a comparative discussion of the years ended December 31, 2019 and 2018 and is incorporated herein by reference.

Liquidity and Capital Resources

Overview

The Company’s primary sources of liquidity for the year ended December 31, 2020 were $20.3 million of cash provided by operating activities, $9.3 million in net contributions and advances from developers, $19.3 million from lines of credit borrowings and $1.5 million in net proceeds from the issuance of common stock.  These funds were used to invest $40.0 million in capital expenditures and to pay dividends of approximately $9.4 million.

We depend on the availability of capital for expansion, construction and maintenance.  We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations.  We expect that our net investments in utility plant in 2021 will be approximately $48.1 million.  Our total obligations related to interest and principal payments on indebtedness, rental payments and water service interconnection agreements for 2021 are anticipated to be approximately $12.6 million.  We expect to fund our activities for the next year using our available cash balances, bank credit lines, projected cash generated from operations and capital market financings.  We believe that internally generated funds along with existing credit facilities will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements.  However, because part of our business strategy is to expand through strategic acquisitions, we may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes.  There is no assurance that we will be able to secure funding on terms acceptable to us, or at all.

Operating Activities

Our primary source of liquidity for the year ended December 31, 2020 was $20.3 million provided by cash flow from operating activities.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.  We will continue to borrow on available lines of credit in order to satisfy current liquidity needs.  In addition, the Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.

Investment Activities

The primary focus of our investment in 2020 was to continue to provide high quality reliable service to our growing service territory.  Capital expenditures during 2020 were $40.0 million compared to $40.7 million invested during the same period in 2019.  During 2020, we invested approximately $12.1 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for installing new mains.  We invested $7.8 million to enhance or improve existing treatment facilities and replace aging wells and pumping equipment to better serve our customers.  We invested $3.0 million for equipment purchases, computer hardware and software upgrades and transportation equipment.  Developers financed $4.1 million for the installation of water mains and hydrants in 2020 compared to $4.5 million in 2019.  We invested $1.2 million to upgrade and automate our meter reading equipment.  We invested approximately $3.6 million in mandatory utility plant expenditures due to governmental highway projects, which required the relocation of water service mains in addition to facility improvements and upgrades.  We invested $2.5 million in wastewater projects in Delaware.  In addition, Artesian Water invested $5.7 million to purchase water system operating assets from the Town of Frankford and the City of Delaware City.
The following chart summarizes our investment in plant and systems over the past three fiscal years

In thousands	2020	2019	2018

Source of supply, treatment and pumping	$14,999	$13,000	$11,470
Transmission and distribution	15,993	13,789	16,395
General plant and equipment	3,089	3,180	4,454
Developer financed utility plant	4,132	4,573	4,772
Wastewater facilities	2,586	7,021	12,389
Allowance for Funds Used During Construction, AFUDC	(781)	(886)	(427)

Total	$40,018	$40,677	$49,053

Of the $58.0 million gross investment expected in 2021, approximately $15.6 million will be for extending transmission and distribution facilities to address service needs in growth areas of our service territory.  Approximately $14.7 million will be invested for new treatment facilities, facility upgrades, equipment and wells throughout Delaware, Maryland, and Pennsylvania to identify, develop, treat and protect sources of water supply to assure uninterrupted service to our customers.  Approximately $10.2 million will be invested in renewals associated with the rehabilitation of aging infrastructure.  Approximately $5.6 million will be invested in ongoing construction of wastewater plants and $2.0 million will be invested in the construction of force mains used for the transmission of wastewater to plants.  Additionally, $4.7 million will be invested in the relocations of facilities as a result of government mandates.  In addition, we will refund $0.9 million to customers, real estate developers and builders related to previous advances for construction they provided to Artesian for distribution facilities on their properties.

We also plan to invest $4.3 million in general plant, which includes new corporate automation, building renovations and transportation and equipment upgrades.  Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.  The Company's investment for 2021 is expected to be offset by developer contributions of $9.9 million for a net investment of $48.1 million in 2021.

Financing Activities

We expect to fund our activities for the next twelve months using our available cash balances, bank credit lines, projected cash generated from operations, state revolving fund loans and capital market financings.

We depend on the availability of capital for expansion, construction and maintenance.  We have several sources of liquidity to finance our investment in utility plant and other fixed assets.  We estimate that future investments will be financed by our operations and external sources, including short-term borrowings under our revolving credit agreements discussed below.  We expect to fund our activities for the next twelve months using our available cash balances, bank credit lines, projected cash generated from operations, state revolving fund loans and capital market financing.

Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by state public service commissions.

Lines of Credit and Long Term Debt

At December 31, 2020, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of December 31, 2020, there was $31.2 million of available funds under this line of credit.  The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.25%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 31, 2021 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At December 31, 2020, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of December 31, 2020, there was $2.0 million of available funds under this line of credit.  The interest rate for borrowings under this line allows the Company to select either LIBOR plus 1.50% or a weekly variable rate established by CoBank; the Company has historically used the weekly variable interest rate.  The patronage refunds earned by Artesian Water for 2020 and 2019 were $1.0 million and $0.9 million respectively.  The term of this line of credit expires on July 30, 2021. Artesian Water expects to renew this line of credit.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years		4-5 Years		Over 5 Years
Lines of Credit	$26,813	$	-----	$	-----	$	-----

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$6,650	$13,218	$13,115	$194,734	$227,717
State revolving fund loans (principal and interest)	1,002	674	674	3,626	5,976
Promissory note (principal and interest)	960	1,922	1,921	12,538	17,341
Operating leases	42	51	47	1,306	1,446
Operating agreements	73	78	79	866	1,096
Unconditional purchase obligations	3,881	114	28	---	4,023
Total contractual cash obligations	$12,608	$16,057	$15,864	$213,070	$257,599

Artesian’s long-term debt agreements and revolving lines of credit contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guarantee certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business. In addition, we are required to abide by certain financial covenants and ratios.  As of December 31, 2020, we were in compliance with these covenants.

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
On April 28, 2020, Artesian Water entered into three financing agreements, or the Financing Agreements, with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of the state of Delaware, or the Department.  Under the Financing Agreements, the Department has agreed to advance to Artesian Water up to approximately $1.7 million, $1.0 million and $1.3 million, collectively, the Loans, to finance all or a portion of the costs to replace specific water transmission mains in service areas located in New Castle County, Delaware, collectively, the Projects.  In accordance with the Financing Agreements, Artesian Water will from time to time request funds under the Loans as it incurs costs in connection with the Projects.  The Company shall pay to the Department, on the principal amount drawn down and outstanding from the date drawn, interest at a rate of 0.6% per annum and an administrative fee at the rate of 0.6% per annum.  As of December 31, 2020, no funds were borrowed under the Loans.

In order to control purchased power cost, in August 2018 Artesian Water entered into an electric supply contract with MidAmerican. The fixed rate for MidAmerican was lowered 6.8% starting in September 2018.  The current fixed price contract is effective from September 2018 through May 2022.  In February 2021, Artesian Water entered into an electric supply contract with MidAmerican that is effective from May 2021 to May 2025.  The fixed rate will be lowered 5.6% starting in May 2021.  In August 2018, Artesian Water Maryland entered into an electric supply agreement with Constellation NewEnergy.  The fixed rate for Constellation NewEnergy was lowered 4.9% starting in May 2019.  The current fixed price contract is effective from May 2019 through May 2022.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds and the term of the promissory note, which have final maturity dates ranging from 2028 to 2049, and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks, under which the interim bank loans payable at December 31, 2020 were approximately $26.8 million.  An increase in interest rates will result in an increase in the cost of borrowing on this variable rate line.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing multi-year supply contracts at fixed prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
In thousands

ASSETS	December 31, 2020	December 31, 2019
Utility plant, at original cost less accumulated depreciation	$559,561	$530,721
Current assets
Cash and cash equivalents	28	596
Accounts receivable (less allowance for doubtful accounts 2020 - $862; 2019-$264)	10,162	6,913
Income tax receivable	629	19
Unbilled operating revenues	1,166	1,211
Materials and supplies	1,535	1,264
Prepaid property taxes	1,891	1,954
Prepaid expenses and other	2,208	2,250
Total current assets	17,619	14,207
Other assets
Non-utility property (less accumulated depreciation 2020-$865; 2019-$790)	3,796	3,812
Other deferred assets	5,309	4,257
Operating lease right of use assets	460	480
Total other assets	9,565	8,549
Regulatory assets, net	6,473	6,891
Total Assets	$593,218	$560,368

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$9,357	$9,292
Preferred stock	—	—
Additional paid-in capital	103,463	101,811
Retained earnings	56,606	49,165
Total stockholders' equity	169,426	160,268
Long-term debt, net of current portion	142,333	144,156
	311,759	304,424
Current liabilities
Lines of credit	26,813	7,500
Current portion of long-term debt	1,757	1,706
Accounts payable	6,341	8,176
Accrued expenses	3,414	3,113
Overdraft payable	105	15
Accrued interest	930	830
Income taxes payable	237	343
Customer and other deposits	2,060	1,970
Other	2,067	1,946
Total current liabilities	$43,724	$25,599

Commitments and contingencies (Note 11)

Deferred credits and other liabilities
Net advances for construction	$4,578	$5,421
Operating lease liabilities	432	450
Regulatory liabilities	21,681	22,246
Deferred investment tax credits	473	490
Deferred income taxes	50,313	52,259
Total deferred credits and other liabilities	$77,477	$80,866

Net contributions in aid of construction	160,258	149,479
Total Liabilities and Stockholders' Equity	$593,218	$560,368

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts

	For the Year Ended December 31,
	2020	2019	2018

Operating revenues
Water sales	$76,476	$73,609	$70,829
Other utility operating revenue	6,525	4,916	4,456
Non-utility operating revenue	5,140	5,070	5,126
Total Operating Revenues	88,141	83,595	80,411

Operating expenses
Utility operating expenses	40,338	39,189	38,330
Non-utility operating expenses	3,277	3,315	2,879
Depreciation and amortization	11,143	10,803	10,288
Taxes
State and federal income tax expense (benefit)
Current	8,073	8,420	4,172
Deferred	(2,389)	(3,239)	819
Property and other taxes	5,404	5,182	4,968
Total Operating Expenses	65,846	63,670	61,456

Operating income	22,295	19,925	18,955

Other income, net
Allowance for funds used during construction (AFUDC)	1,170	1,410	622
Miscellaneous	971	614	953
	2,141	2,024	1,575

Income before interest charges	24,436	21,949	20,530

Interest charges	7,619	7,024	6,252

Net income applicable to common stock	$16,817	$14,925	$14,278

Income per common share:
Basic	$1.80	$1.61	$1.55
Diluted	$1.79	$1.60	$1.54

Weighted average common shares outstanding:
Basic	9,327	9,277	9,239
Diluted	9,369	9,326	9,293

Cash dividends per share of common stock	$1.01	$0.9837	$0.9549

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	For the Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,817	$14,925	$14,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,143	10,803	10,288
Deferred income taxes, net	(1,963)	(2,813)	899
Stock compensation	178	181	192
AFUDC, equity portion	(781)	(886)	(427)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(2,324)	(94)	(87)
Income tax receivable	(610)	753	1,581
Unbilled operating revenues	45	230	(14)
Materials and supplies	(271)	195	60
Income taxes payable	(106)	343	—
Prepaid property taxes	63	(84)	(75)
Prepaid expenses and other	42	(126)	(82)
Other deferred assets	(409)	(361)	(245)
Regulatory assets	390	388	417
Regulatory liabilities	(635)	(642)	(388)
Accounts payable	(1,835)	(11)	(666)
Accrued expenses	301	(789)	1,014
Accrued interest	100	46	(1,021)
Revenue reserved for refund	—	(3,298)	3,298
Customer deposits and other	213	110	119
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,358	18,870	29,141

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(34,277)	(40,677)	(49,053)
Investment in acquisitions	(5,741)	—	—
Proceeds from sale of assets	46	51	49
NET CASH USED IN INVESTING ACTIVITIES	(39,972)	(40,626)	(49,004)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit agreements	19,313	(8,442)	6,332
Increase (decrease) in overdraft payable	90	(102)	(187)
Net advances and contributions in aid of construction	9,280	10,507	10,461
Net proceeds from issuance of common stock	1,539	1,033	956
Issuance of long-term debt	—	30,000	12,000
Dividends paid	(9,376)	(9,122)	(8,819)
Debt issuance costs	(28)	(90)	(195)
Principal repayments of long-term debt	(1,772)	(1,725)	(1,344)
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,046	22,059	19,204

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(568)	303	(659)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	596	293	952

CASH AND CASH EQUIVALENTS AT END OF YEAR	$28	$596	$293

Non-cash Investing and Financing Activity:
Utility plant received as construction advances and contributions in aid of construction	$2,403	$3,716	$1,153
Contractual amounts of contributions in aid of construction due from developers included in accounts receivable	$1,705	$710	$2,156
Contractual amounts of contributions in aid of construction received from developers previously included in accounts receivable	$781	$2,050	$2,981

Supplemental Disclosures of Cash Flow Information:
Interest paid	$7,519	$6,978	$7,273
Income taxes paid	$8,792	$7,332	$3,287

Purchase price allocation of investment in acquisitions:
Utility plant	$5,118	$—	$—
Other deferred assets/goodwill	623	—	—
Total investment in acquisitions	$5,741	$—	$—

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
In thousands

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2017	8,333	882	$8,333	$882	$99,526	$37,903	$146,644

Net income	—	—	—	—	—	14,278	14,278
Cash dividends declared
Common stock	—	—	—	—	—	(8,819)	(8,819)
Issuance of common stock
Dividend reinvestment plan	10	—	10	—	356	—	366
Employee stock options and awards(4)	13	—	13	—	306	—	319
Employee Retirement Plan(3)	12	—	12	—	451	—	463
Balance as of December 31, 2018	8,368	882	$8,368	$882	$100,639	$43,362	$153,251

Net income	—	—	—	—	—	14,925	14,925
Cash dividends declared
Common stock	—	—	—	—	—	(9,122)	(9,122)
Issuance of common stock
Dividend reinvestment plan	11	—	11	—	389	—	400
Employee stock options and awards(4)	21	—	21	—	426	—	447
Employee Retirement Plan(3)	10	—	10	—	357	—	367
Balance as of December 31, 2019	8,410	882	$8,410	$882	$101,811	$49,165	$160,268

Net income	—	—	—	—	—	16,817	16,817
Cash dividends declared
Common stock	—	—	—	—	—	(9,376)	(9,376)
Issuance of common stock
Dividend reinvestment plan	11	—	11	—	377	—	388
Employee stock options and awards(4)	42	—	42	—	832	—	874
Employee Retirement Plan(3)	12	—	12	—	443	—	455
Balance as of December 31, 2020	8,475	882	$8,475	$882	$103,463	$56,606	$169,426

(1)
At December 31, 2020, 2019, and 2018, Class A Common Stock had 15,000,000 shares authorized.  For the same periods, shares issued, inclusive of treasury shares, were 8,504,429, 8,439,223 and 8,398,005, respectively.

(2)	At December 31, 2020, 2019, and 2018, Class B Common Stock had 1,040,000 shares authorized and 882,000 shares issued.
(3)	Artesian Resources Corporation registered 500,000 shares of Class A Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
(4)
Under the Equity Compensation Plan, effective December 9, 2015, Artesian Resources Corporation authorized up to 331,500 shares of Class A Common Stock for issuance of grants in forms of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the Plan. Includes stock compensation expense for the years ended December 31, 2020, 2019, and 2018, see Note 1-Stock Compensation Plans.

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

Utility Subsidiary Accounting

The accounting records of Artesian Water Company, Inc., or Artesian Water, and Artesian Wastewater Management, Inc., or Artesian Wastewater, are maintained in accordance with the uniform system of accounts as prescribed by the Delaware Public Service Commission, or the DEPSC.  The accounting records of Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, are maintained in accordance with the uniform system of accounts as prescribed by the Pennsylvania Public Utility Commission, or the PAPUC.  The accounting records of Artesian Water Maryland, Inc., or Artesian Water Maryland, and Artesian Wastewater Maryland, Inc., or Artesian Wastewater Maryland, are maintained in accordance with the uniform system of accounts as prescribed by the Maryland Public Service Commission, or the MDPSC.  All five subsidiaries follow the provisions of Financial Accounting Standards Board, or FASB, ASC Topic 980, which provides guidance for companies in regulated industries. These regulated subsidiaries account for the majority of our operating revenue. The operating revenues of our non-regulated division are presented in the Consolidated Statements of Operations.

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

In accordance with a rate order issued by the DEPSC, Artesian Water and Artesian Wastewater accrue an Allowance for Funds Used during Construction, or AFUDC. AFUDC, which represents the cost of funds devoted to construction projects through the date the project is placed in service, is capitalized as part of construction work in progress.  The rate used for the AFUDC calculation is based on Artesian Water's and Artesian Wastewater’s weighted average cost of debt and the rate of return on equity authorized by the DEPSC. The rate used to capitalize AFUDC for Artesian Water in 2020, 2019, and 2018 was 7.0%, 7.1%, and 7.4%, respectively.  The rate used to capitalize AFUDC for Artesian Wastewater in 2020, 2019, and 2018 was 6.3%, 7.1%, and 5.9%, respectively.

Utility plant comprises:
In thousands
		December 31,
	Estimated Useful Life (In Years)	2020	2019
Utility plant at original cost
Utility plant in service-Water
Intangible plant	—	$140	$140
Source of supply plant	45-85	23,940	22,611
Pumping and water treatment plant	8-62	100,317	90,795
Transmission and distribution plant
Mains	81	293,643	277,125
Services	39	49,937	48,190
Storage tanks	76	29,946	27,968
Meters	26	27,994	27,498
Hydrants	60	15,895	15,071
General plant	5-31	62,379	61,512

Utility plant in service-Wastewater
Intangible plant	—	116	—
Treatment and disposal plant	21-81	41,860	19,315
Collection mains & lift stations	81	32,133	19,348
General plant	5-31	1,545	1,223

Property held for future use	—	5,711	24,632
Construction work in progress	—	21,474	31,881
		707,030	667,309
Less – accumulated depreciation		147,469	136,588
		$559,561	$530,721

Depreciation and Amortization

For financial reporting purposes, depreciation is recorded using the straight-line method at rates based on estimated economic useful lives, which range from 5 to 85 years. Composite depreciation rates for water utility plant were 2.23%, 2.27% and 2.28% for 2020, 2019 and 2018, respectively. In a rate order issued by the DEPSC, the Company was directed effective January 1, 1998 to begin using revised depreciation rates for utility plant. In rate orders issued by the DEPSC, Artesian Water was directed, effective May 28, 1991 and August 25, 1992, to offset depreciation recorded on utility plant by depreciation on utility property funded by Contributions in Aid of Construction, or CIAC, and Advances for Construction, or Advances, respectively.  This reduction in depreciation expense is also applied to outstanding CIAC and Advances.  Other deferred assets are amortized using the straight-line method over applicable lives, which range from 20 to 24 years.

Regulatory Assets

The FASB ASC Topic 980 stipulates generally accepted accounting principles for companies whose rates are established or subject to approvals by a third-party regulatory agency. Certain expenses are recoverable through rates charged to our customers, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the DEPSC, MDPSC, and PAPUC.

The deferred income taxes will be amortized over future years as the tax effects of temporary differences that previously flowed through to our customers are reversed.

Debt related costs include debt issuance costs and other debt related expense.  The DEPSC has approved deferred regulatory accounting treatment for issuance costs associated with Artesian Water’s Series V First Mortgage bond in December 2019 that paid down outstanding lines of credit and a loan payable to Artesian Resources.  Debt issuance costs and other debt related expenses are reviewed during Artesian Water’s rate applications as part of its cost of capital calculations.  For the Series V First Mortgage bond, cash was paid for the issuance costs and $30 million of cash was received from the proceeds of the bond.

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Rate case studies	5
Delaware rate proceedings	2.5
Maryland rate proceedings	5
Debt related costs	15 to 30 (based on term of related debt)
Goodwill (resulting from acquisition of Mountain Hill Water Company in 2008)	50
Deferred acquisition costs (resulting from purchase of water assets in Cecil County, Maryland in 2011 and Port Deposit, Maryland in 2010)	20
Franchise Costs (resulting from purchase of water assets in Cecil County, Maryland in 2011)	80

Regulatory assets, net of amortization, comprise:

(in thousands)	December 31, 2020	December 31, 2019

Deferred income taxes	$370	$386
Expense of rate case studies and other	46	78
Debt related costs	5,233	5,556
Goodwill	281	288
Deferred acquisition and franchise costs	543	583
	$6,473	$6,891

Impairment or Disposal of Long-Lived Assets

Our long-lived assets consist primarily of utility plant in service and regulatory assets.  A review of our long-lived assets is performed in accordance with the requirements of FASB ASC Topic 360. In addition, the regulatory assets are reviewed for the continued application of FASB ASC Topic 980.  The review determines whether there have been changes in circumstances or events that have occurred requiring adjustments to the carrying value of these assets.  FASB ASC Topic 980 stipulates that adjustments to the carrying value of these assets would be made in instances where the inclusion in the rate-making process is unlikely.  For the years ended December 31, 2020, 2019 and 2018, there was no impairment or regulatory disallowance identified in our review.

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

Other deferred assets at December 31, net of amortization, comprise:

In thousands	2020	2019

Investment in CoBank	$4,374	$3,968
Goodwill	623	—
Other	312	289
	$5,309	$4,257

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

Contributions in Aid of Construction

CIAC includes the non-refundable portion of advances for construction and direct contributions of water mains, services and hydrants, and wastewater treatment facilities and collection systems, or cash to reimburse our water and wastewater divisions for costs to construct water mains, services and hydrants, and wastewater treatment and disposal plant.  Effective with the Tax Cuts and Jobs Act, or TCJA, CIAC is now taxable and the DEPSC, MDPSC and PAPUC allow the Company to collect additional CIAC to pay the associated tax.

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

Pursuant to the enactment of the TCJA on December 22, 2017, the Company adjusted its existing deferred income tax balances to reflect the decrease in the corporate income tax rate from 34% to 21% (see Note 5) resulting in a decrease in the net deferred income tax liability of $24.3 million, of which $22.8 million was reclassified to a regulatory liability based on DEPSC orders dated January 31, 2019 for Artesian Water and Artesian Wastewater. The regulatory liability amount is subject to certain Internal Revenue Service normalization rules that require the benefits to customers be spread over the remaining useful life of the underlying assets giving rise to the associated deferred income taxes.  On January 31, 2019, the DEPSC approved the amortization of the regulatory liability amount of $22.2 million over a period of 49.5 years beginning February 1, 2018, subject to audit at a later date.  The MDPSC has not issued a final order on the regulatory liability amount of $0.6 million regarding the effects of the TCJA on Maryland customers.

Regulatory liabilities comprise:
	(in thousands)
	December 31, 2020	December 31, 2019

Utility plant retirement cost obligation	$126	$247
Deferred income taxes (related to TCJA)	21,555	21,999

	$21,681	$22,246

Income Taxes

The TCJA made many changes to the Internal Revenue Code. The most significant change impacting Artesian Resources is the reduction of the corporate federal income tax rate from our previous effective rate of 34% to the new flat tax rate of 21% beginning January 1, 2018.

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

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known.  The statute of limitations for the 2015 Corporate tax returns lapsed during the third quarter of 2019, which resulted in the reversal of the reserve in the amount of approximately $73,000. The statute of limitations for the 2016 Corporate tax returns lapsed during the fourth quarter of 2020.  The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense.  The Company has accrued approximately $21,000 in penalties and interest for the year ended December 31, 2020. The Company remains subject to examination by federal and state authorities for the tax years 2017 through 2020.

The Tax Reform Act of 1986 mandated that Advances and CIAC received subsequent to December 31, 1986, generally are taxable income.  The 1996 Tax Act provided an exclusion from taxable income for CIAC and Advances received after June 12, 1996 except for certain contributions for large services that are not included in rate base for rate-making purposes.  On December 22, 2017, the TCJA repealed the 1996 exclusion from gross income effective prospectively on the enactment date.

Investment tax credits were deferred through 1986 and are recognized as a reduction of deferred income tax expense over the estimated economic useful lives of the related assets.

Stock Compensation Plans

On December 9, 2015, the Company’s stockholders approved the 2015 Equity Compensation Plan, or the 2015 Plan. The 2015 Plan replaced the 2005 Equity Compensation Plan, or the 2005 Plan, which expired on May 24, 2015. The 2015 Plan authorizes an aggregate number of shares of our Class A Non-Voting Common Stock, or Class A Stock, that may be issued or transferred under the 2015 Plan equal to the sum of: 331,500 shares, plus the number of shares of Class A Stock subject to outstanding grants under the 2005 Plan as of December 9, 2015 that terminate, expire or are cancelled, forfeited, exchanged or surrendered without having been exercised, vested or paid under the 2005 Plan. The Company accounts for stock options issued after January 1, 2006 under FASB ASC Topic 718. Compensation costs for restricted stock grants and options were $178,000, $181,000 and $192,000 in 2020, 2019 and 2018, respectively. Cost for options and restricted stock grants were determined based on the fair value at the grant dates and those costs were charged to income over the associated service periods.  As of December 31, 2020, there was $59,900 of unrecognized expense related to non-vested awards of restricted shares granted under the 2015 Plan.

There was no stock compensation cost capitalized as part of an asset.

Stock Options

No options were granted in 2018, 2019 or 2020.

Shares of Class A Stock have been reserved for future issuance under the 2015 Plan.

Stock Awards

On May 6, 2020, 5,000 shares of Class A Stock were granted as restricted stock awards.  The fair value per share was $35.01, the closing price of the Class A Stock as recorded on the Nasdaq Global Select Market on May 6, 2020.  Prior to their release date, these restricted stock awards may be subject to forfeiture in the event of the recipient’s termination of service.

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

Revenue Recognition and Unbilled Revenues

See Note 2 to our Consolidated Financial Statements for a full description of our revenue recognition.

Leases

In the first quarter of 2019 the Company adopted ASC 842, the new standard on leases.  The Company elected the practical expedient not to evaluate land easements that existed prior to implementation and were not previously accounted for as leases.  The Company also elected not to recognize Right-of-use assets and lease liabilities for short-term leases that have a lease term of 12 months or less.  The Company has agreements for land easements and office equipment under operating leases.  The Company evaluated each lease agreement to determine whether the lease was to be accounted for as an operating or financing lease.  It was determined that all leases subject to this new standard are operating leases and are recognized on a straight line basis.  Management makes certain estimates and assumptions regarding each lease agreement, renewal and amendment, including, but not limited to, discount rates and probable term, which can impact the escalations in payment that are taken into consideration when calculating the straight line basis. The amount of rent expense and income reported could vary if different estimates and assumptions are used.  Management also makes certain estimates and assumptions regarding the fair value of the leased property at lease commencement and the separation of lease and nonlease components.  See Note 3 to our Consolidated Financial Statements for a full description of our leases.

Accounts Receivable

Accounts receivable are recorded at the invoiced amounts.  An allowance for doubtful accounts is calculated as a percentage of total associated revenues based upon historical trends and adjusted for current conditions.  We mitigate our exposure to credit losses by discontinuing services in the event of non-payment; accordingly, the related allowance for doubtful accounts and associated bad debt expense has not been significant.  However, due to the coronavirus pandemic, or COVID-19, causing hardships for many utility customers, state government agencies issued executive orders in March 2020 requiring utility companies to take a number of steps to support their customers and communities, including prohibiting service disconnections for non-payment and prohibiting late fees.  The Company experienced longer receivable cycles throughout 2020 and made an adjustment to increase the reserve for bad debt in the amount of $0.5 million.  Account balances are written off against the allowance when it is probable the receivable will not be recovered. The allowance for doubtful accounts was $0.9 million and $0.3 million at December 31, 2020 and December 31, 2019, respectively.  The corresponding expense for each of the years ended December 31, 2020 and 2019 was $0.8 million and $0.2 million, respectively. The following table summarizes the changes in the Company’s accounts receivable balance:

	December 31,
In thousands	2020	2019

Customer accounts receivable – water	$6,707	$5,574
Customer accounts receivable – wastewater	1,717	209
Miscellaneous accounts receivable	699	402
CIAC receivable	1,901	992
	11,024	7,177
Less allowance for doubtful accounts	862	264
Net accounts receivable	$10,162	$6,913

The activities in the allowance for doubtful accounts are as follows:

	December 31,
In thousands	2020	2019

Beginning balance	$264	$232
Allowance adjustments	754	198
Recoveries	13	34
Write off of uncollectible accounts	(169)	(200)
Ending balance	$862	$264

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
The ultimate impact from COVID-19 on the Company’s operations and financial results will depend on, among other things, the severity and scope of the pandemic and full impact of governmental restrictions and executive orders issued.  We are not able to fully quantify the impact that these factors will have on our future financial results.  Management has made certain estimates and assumptions regarding credit losses and reserves for bad debt related to the executive orders issued by state government agencies in March 2020 requiring utility companies to temporarily prohibit late fees and service disconnections for non-payment.  In July 2020, the State of Delaware lifted its executive orders placing a moratorium on service disconnections for non-payment, with a provision requiring utilities to offer payment arrangements extending at least four months to customers.  After properly notifying customers, Artesian reinstated its late fee process in September 2020 and began administering service disconnections in October 2020 for its Delaware customers.  The State of Maryland and the Commonwealth of Pennsylvania lifted their executive orders placing moratoriums on service disconnections for non-payment effective November 2020.  The State of Maryland requires utilities to offer payment arrangements extending twelve months.  The DEPSC and the MDPSC issued orders authorizing utilities deferred regulatory treatment for incremental costs related to COVID-19.

NOTE 2

REVENUE RECOGNITION

Background

Artesian’s operating revenues are primarily attributable to contract services based upon tariff rates approved by the DEPSC, the Maryland Public Service Commission, or MDPSC, and the Pennsylvania Public Utility Commission, or PAPUC.  Tariff contract service revenues consist of water consumption, industrial wastewater services, fixed fees for water and wastewater services including customer and fire protection fees, service charges and Distribution System Improvement Charges, or DSIC, billed to customers at rates outlined in our tariffs that represent stand-alone selling prices.  Our non-tariff contract revenues consist of Service Line Protection Plan, or SLP Plan, fees, water and wastewater contract operations, design and installation contract services, and wastewater inspection fees.  Other operating revenue primarily consists of developer guarantee contributions for wastewater and rental income for antenna contracts.

Tariff Contract Revenues

Artesian generates revenue from the sale of water to customers in Delaware, Cecil County, Maryland, and Southern Chester County, Pennsylvania once a customer requests service in our territory.  We recognize water consumption revenue at tariff rates on a cycle basis for the volume of water transferred to customers based upon meter readings for actual gallons of water consumed as well as unbilled amounts for estimated usage from the date of the last meter reading to the end of the accounting period.  As actual usage amounts are known based on recurring meter readings, adjustments are made to the unbilled estimates in the next billing cycle based on the actual results.  Estimates are made on an individual customer basis, based on one of three methods: the previous year’s consumption in the same period, the previous billing period’s consumption, or averaging. While actual usage for individual customers may differ materially from the estimate based on management judgments described above, we believe the overall total estimate of consumption and revenue for the fiscal period will not differ materially from actual billed consumption.  The majority of our water customers are billed for water consumed on a monthly basis, while the remaining customers are billed on a quarterly basis.  As a result, we record unbilled operating revenue (contract asset) for any estimated usage through the end of the accounting period that will be billed in the next monthly or quarterly billing cycle.

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

Accounts receivable related to tariff contract revenues are typically due within 25 days of invoicing.  An allowance for doubtful accounts is calculated as a percentage of total associated revenues based upon historical trends and adjusted for current conditions.  We mitigate our exposure to credit losses by discontinuing services in the event of non-payment; accordingly, the related allowance for doubtful accounts and associated bad debt expense has not been significant. However, due to the COVID-19 pandemic causing hardships for many utility customers, in March 2020, state government agencies issued executive orders requiring utility companies to take a number of steps to support their customers and communities, including prohibiting service disconnections for non-payment and prohibiting late fees.  In July 2020, the State of Delaware lifted its executive orders placing a moratorium on service disconnections for non-payment, with a provision requiring utilities to offer payment arrangements extending at least four months to customers.  After properly notifying customers, Artesian reinstated its late fee process in September 2020 and began administering service disconnections in October 2020 for its Delaware customers.  The State of Maryland and the Commonwealth of Pennsylvania lifted their executive orders placing moratoriums on service disconnections for non-payment effective November 2020.  The State of Maryland requires utilities to offer payment arrangements extending twelve months.  The Company experienced longer receivable cycles throughout 2020 and made an adjustment to increase the reserve for bad debt in the amount of $0.5 million.  We will continue to evaluate this adjustment amount as government agencies consider additional executive orders prohibiting late fees and service disconnections for non-payment.

The DEPSC and the MDPSC issued orders authorizing utilities deferred regulatory treatment for incremental costs related to COVID-19.  As of December 31, 2020, we have not recorded a deferred regulatory asset for incremental costs related to COVID-19, but will continue to evaluate the on-going impact of the pandemic and whether incremental costs incurred are sufficient to warrant treatment as a deferred regulatory asset in accordance with the orders issued by the DEPSC and MDPSC.

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

Artesian generates design and installation revenue for services related to the design and construction of wastewater infrastructure for a state agency under contract.  We recognize revenue from these services over time as services are performed using the percentage-of-completion method based on an input method of incurred costs (cost-to-cost).  These services are invoiced at the end of every month based on incurred costs to date.  As of December 31, 2020, there is no associated contract asset or liability.  There are no allowance for doubtful accounts or bad debt expense associated with this revenue.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by service type; all revenues are generated within a similar geographical location:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Tariff Revenue
Consumption charges	$47,145	$45,451	$47,747
Fixed fees	27,109	26,216	25,557
Service charges	351	617	718
DSIC	4,997	4,331	2,797
Industrial wastewater services	1,448	22	—
Revenue reserved for refund – TCJA impact	—	—	(3,234)
Total Tariff Revenue	$81,050	$76,637	$73,585

Non-Tariff Revenue
Service line protection plans	$4,381	$4,177	$3,992
Contract operations	840	1,122	1,352
Design and installation	88	—	—
Inspection fees	266	246	211
Total Non-Tariff Revenue	$5,575	$5,545	5,555

Other Operating Revenue not in scope of ASC 606	$1,516	$1,413	1,271

Total Operating Revenue	$88,141	$83,595	$80,411

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	December 31, 2020	December 31, 2019
Contract Assets – Tariff	$2,175	$2,146

Deferred Revenue
Deferred Revenue – Tariff	$1,150	$1,050
Deferred Revenue – Non-Tariff	300	251
Total Deferred Revenue	$1,450	$1,301

For the year ended December 31, 2020, the Company recognized revenue of $1.1 million from amounts that were included in Deferred Revenue – Tariff at the beginning of the year and revenue of $0.2 million from amounts that were included in Deferred Revenue – Non-Tariff at the beginning of the year.

The increases (decreases) of Accounts Receivable, Contract Assets and Deferred Revenue were primarily due to normal timing differences between our performance and customer payments.

Remaining Performance Obligations

As of December 31, 2020 and December 31, 2019, Deferred Revenue – Tariff is recorded net of contract assets within Unbilled operating revenues and represents our remaining performance obligations for our fixed fee water and wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of December 31, 2020 and December 31, 2019, Deferred Revenue – Non-Tariff is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services and wastewater inspections, which are expected to be satisfied and associated revenue recognized within the next three months and one year for the SLP Plan revenue and inspection fee revenue, respectively.

NOTE 3

LEASES

The Company leases land and office equipment under operating leases from non-related parties.  Our leases have remaining lease terms of 1 year to 76 years, some of which include options to automatically extend the leases for up to 66 years.  Payments made under operating leases are recognized in the consolidated statement of operations on a straight-line basis over the period of the lease.  The annual lease payments for the land operating leases increase each year either by the most recent increase in the Consumer Price Index or by 3%, as applicable based on the lease agreements.  Periodically, the annual lease payment for one operating land lease is determined based on the fair market value of the applicable parcel of land.  None of the operating leases contain contingent rent provisions.  The commencement date of all the operating leases is the earlier of the date we become legally obligated to make rent payments or the date we may exercise control over the use of the land or equipment.  The Company currently does not have any financing leases and does not have any lessor leases that require disclosure.

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

In October 1997, Artesian Water entered into a 33 year operating lease for a parcel of land with improvements located in South Bethany, a municipality in Sussex County, Delaware.  The annual lease payments increase each year by the most recent increase in the Consumer Price Index for Urban Workers, CPI-U, as published by the U.S. Department of Labor, Bureau of Labor Statistics.  At each eleventh year of the lease term, the annual lease payment shall be determined based on the fair market value of the parcel of land.  Rental payments for 2020, 2019 and 2018 were $16,500, $16,300, and $16,500, respectively.  The future minimum rental payment as disclosed in the following table is calculated using the adjustment for an appraisal conducted in 2019 to determine the fair market value of the parcel of land.

In March 2019, Artesian Water entered into a 3 year operating lease for office equipment.  The quarterly lease payments remain fixed throughout the term of the lease.  Payments for both 2020 and 2019 were $19,000, respectively.

Rent expense for all operating leases except those with terms of 12 months or less comprises:

	For the Twelve Months Ended December 31,
(in thousands)
	2020	2019

Minimum rentals	$44	$40
Contingent rentals	—	—
	$44	$40

Supplemental cash flow information related to leases is as follows:

	Twelve Months Ended	Twelve Months Ended
	December 31,	December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44	$40
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$460	$480

Supplemental balance sheet information related to leases is as follows:

(in thousands, except lease term and discount rate)
	December 31, 2020	December 31, 2019

Operating Leases:
Operating lease right-of-use assets	$460	$480

Other current liabilities	$20	$19
Operating lease liabilities	432	450
Total operating lease liabilities	$452	$469

Weighted Average Remaining Lease Term
Operating leases	59 years	58 years
Weighted Average Discount Rate
Operating leases	5.0%	5.0%

Maturities of operating lease liabilities that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2020 are as follows:

(in thousands)
Operating Leases
Year
2021	$42
2022	28
2023	23
2024	23
2025	24
Thereafter	1,306
Total undiscounted lease payments	$1,446
Less effects of discounting	(994)
Total lease liabilities recognized	452

As of December 31, 2020, we have not entered into operating or finance leases that will commence at a future date.

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

Long-term Financial Liabilities

All of Artesian Resources’ outstanding long-term debt as of December 31, 2020 and December 31, 2019 was fixed-rate. The fair value of the Company’s long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  Level 2 is valued using observable inputs other than quoted prices.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates. The carrying amount and fair value of Artesian Resources' long-term debt (including current portion) are shown below:

In thousands	December 31,
	2020	2019
Carrying amount	$144,090	$145,862
Estimated fair value	171,374	157,710

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

NOTE 5

INCOME TAXES

Deferred income taxes reflect temporary differences between the valuation of assets and liabilities for financial and tax reporting.  Pursuant to the enactment of the TCJA, the Company adjusted its existing deferred income tax balances to reflect the decrease in the corporate income tax rate from 34% to 21%, resulting in a decrease in the net deferred income tax liability of approximately $24.3 million of which, $22.8 million was reclassified to a regulatory liability based on DEPSC orders dated January 31, 2019 for Artesian Water and Artesian Wastewater. The regulatory liability amount is subject to certain Internal Revenue Service normalization rules that require the benefits to customers be spread over the remaining useful life of the underlying assets giving rise to the associated deferred income taxes. On January 31, 2019, the DEPSC approved the amortization of the regulatory liability amount of $22.2 million over a period of 49.5 years beginning February 1, 2018, subject to audit at a later date.  The MDPSC has not issued a final order on the regulatory liability amount of $0.6 million regarding the effects of the TCJA on Maryland customers.

As of December 31, 2020, the Company fully utilized all of its federal net operating loss carrybacks and carry-forwards.  As of December 31, 2020, the Company has separate company state net operating loss carry-forwards aggregating approximately $9.4 million. Most of these net operating loss carry-forwards will expire if unused between 2022 and 2042. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of the state net operating loss carry-forwards. The valuation allowance increased to approximately $618,000 in 2020 from approximately $335,000 in 2019. Management believes that it is more likely than not that the Company will realize the benefit of these deferred tax assets, net of the valuation allowance.

Components of Income Tax Expense
In thousands	For the Year Ended December 31,
State income taxes	2020	2019	2018
Current	$2,348	$2,405	$1,768
Deferred	(279)	(610)	71
Total state income tax expense	$2,069	$1,795	$1,839

	For the Year Ended December 31,
Federal income taxes	2020	2019	2018
Current	$5,725	$6,015	$2,404
Deferred	(2,110)	(2,629)	748
Total federal income tax expense	$3,615	$3,386	$3,152

Reconciliation of effective tax rate:
	For the Year Ended December 31,
In thousands	2020	2020	2019	2019	2018	2018
	Amount	Percent	Amount	Percent	Amount	Percent
Reconciliation of effective tax rate
Income before federal and state income taxes	$22,501	100.0%	$20,106	100.0%	$19,270	100.0%

Amount computed at statutory rate	4,725	21.0%	4,222	21.0%	4,047	21.0%
Reconciling items
State income tax-net of federal tax benefit	1,704	7.6%	1,414	7.0%	1,350	7.0%
Regulatory liability adjustment	(451)	(2.0)%	(451)	(2.2)%	(920)	(4.8)%
Federal rate change and TCJA effect	—	–	—	-	325	1.7%
Other	(294)	(1.3)%	(4)	0.0%	189	1.0%
Total income tax expense and effective rate	$5,684	25.3%	$5,181	25.8%	$4,991	25.9%

Deferred income taxes at December 31, 2020 and 2019 were comprised of the following:

	For the Year Ended December 31,
In thousands	2020	2019

Deferred tax assets related to:
Federal and state operating loss carry-forwards	$629	$725
Less: valuation allowance	(493)	(335)
Bad debt allowance	240	73
Stock options	148	185
Other	75	70
Total deferred tax assets	$599	$718

Deferred tax liabilities related to:
Property plant and equipment basis differences	$(48,536)	$(50,490)
Bond retirement costs	(1,210)	(1,286)
Expenses of rate proceedings	—	—
Property taxes	(481)	(544)
Other	(685)	(657)
Total deferred tax liabilities	$(50,912)	$(52,977)

Net deferred tax liability	$(50,313)	$(52,259)

Schedule of Valuation Allowance
	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
In thousands

Classification
For the Year Ended December 31, 2020 Valuation allowance for deferred tax assets	$335	$158	—	$493
For the Year Ended December 31, 2019 Valuation allowance for deferred tax assets	$396	$41	(102)	$335
For the Year Ended December 31, 2018 Valuation allowance for deferred tax assets	$360	$36	—	$396

Under FASB ASC Topic 740, the Company established two reserves for uncertain tax positions based upon management’s judgment as to the sustainability of these positions.

In 2014, the Company changed its tax method of accounting for qualifying utility system repairs effective with the tax year ended December 31, 2014 and for prior tax years. The tax accounting method was changed to permit the expensing of qualifying utility asset improvement costs that were previously being capitalized and depreciated for book and tax purposes. In December 2015, the Company was notified by the IRS that its Federal tax filing for 2014 would be reviewed with respect to the tax accounting method change, along with the effects of the net operating loss generated in 2014 and carryback to the 2012 and 2013 tax years. This review, which began in the first quarter of 2016 and was completed in the second quarter of 2016, resulted in no change to the tax liability. During 2020, based upon this audit outcome and the Company’s belief that the deductions taken on its tax returns are appropriate, the Company decided to reverse any liabilities related to the repair deduction from prior years.

Additionally, the Company reserved a liability related to the difference in the tax depreciation utilizing the half-year convention rather than the mid-quarter convention for 2017 and 2018.
The following table provides the changes in the Company's uncertain tax position:

	For the years ended December 31,
In thousands	2020	2019
Balance at beginning of year	$271	$283
Additions based on tax positions related to the current year	—	37
Additions based on tax positions related to prior years	21	24
Reductions for tax positions of prior years	(83)	—
Settlements	—	—
Federal tax rate change	—	—
Lapses in statutes of limitations	—	(73)
Balance at end of year	$209	$271

NOTE 6

PREFERRED STOCK

As of December 31, 2020 and 2019, Artesian Resources had no preferred stock outstanding.  Artesian Resources has 100,000 shares of $1.00 par value Series Preferred stock authorized but unissued.

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

Under Artesian Resources' dividend reinvestment plan, which allows for reinvestment of cash dividends and optional cash payments, stockholders were issued approximately 11,000, 11,000 and 10,000 shares at fair market value for the investment of $388,000, $400,000, and $366,000 of their monies in the years 2020, 2019, and 2018, respectively.

NOTE 8

DEBT

At December 31, 2020, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of December 31, 2020, there was $31.2 million of available funds under this line of credit. The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.25%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 31, 2021 or any date on which Citizens demands payment.  The Company expects to renew this line of credit.

At December 31, 2020, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of December 31, 2020, there was $2.0 million of available funds under this line of credit.  The interest rate for borrowings under this line allows the Company to select either LIBOR plus 1.50% or a weekly variable rate established by CoBank; the Company has historically used the weekly variable interest rate.  The term of this line of credit expires on July 30, 2021. Artesian Water expects to renew this line of credit.
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

On April 28, 2020, Artesian Water entered into three financing agreements, or the Financing Agreements, with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of the state of Delaware, or the Department.  Under the Financing Agreements, the Department has agreed to advance to Artesian Water up to approximately $1.7 million, $1.0 million and $1.3 million, collectively, the Loans, to finance all or a portion of the costs to replace specific water transmission mains in service areas located in New Castle County, Delaware, collectively, the Projects.  In accordance with the Financing Agreements, Artesian Water will from time to time request funds under the Loans as it incurs costs in connection with the Projects.  The Company shall pay to the Department, on the principal amount drawn down and outstanding from the date drawn, interest at a rate of 0.6% per annum and an administrative fee at the rate of 0.6% per annum.  As of December 31, 2020, no funds were borrowed under the Loans.

CoBank may make an annual patronage refund.  The annual patronage refund rate was reduced in 2019 to 0.80% from 1.00% of the average line of credit and loan volume outstanding by Artesian.  The $20 million line of credit, the First Mortgage Bonds and the promissory note are with CoBank.  The patronage refunds earned by Artesian in 2020 and 2019 were $1.0 million and $0.9 million, respectively. In 2020, CoBank issued a one-time additional all-cash patronage distribution of $107,000, or 0.10%, of the average line of credit and loan volume outstanding in the prior year, which was in addition to the standard 0.80% patronage rate.

The weighted average interest rate on the lines of credit discussed above paid by the Company was 1.82% for the year ended December 31, 2020. These lines of credit, as well as the long-term debt obligations shown below, require us to abide by certain financial covenants and ratios.  As of December 31, 2020, we were in compliance with these covenants.

Long-term debt consists of:

	December 31,
In thousands	2020	2019
First mortgage bonds

Series R, 5.96%, due December 31, 2028	$25,000	$25,000
Series S, 4.45%, due December 31, 2033	7,800	8,400
Series T, 4.24%, due December 20, 2036	40,000	40,000
Series U, 4.71%, due January 31, 2038	25,000	25,000
Series V, 4.42%, due October 31, 2049	30,000	30,000
	127,800	128,400

State revolving fund loans

4.48%, due August 1, 2021	318	622
3.57%, due September 1, 2023	294	385
3.64%, due May 1, 2025	648	778
3.41%, due February 1, 2031	1,887	2,034
3.40%, due July 1, 2032	1,864	1,995
	5,011	5,814
Notes Payable

Promissory Note, 5.12%, due December 30, 2028	11,279	11,648

Sub-total	144,090	145,862

Less: current maturities (principal amount)	1,757	1,706

Total long-term debt	$142,333	$144,156

Payments of principal amounts due during the next five years and thereafter:

In thousands	2021	2022	2023	2024	2025	Thereafter
First Mortgage bonds	$600	$600	$600	$600	$600	$124,800
State revolving fund loans	767	533	552	466	404	2,289
Promissory note	390	411	433	454	480	9,111
Total payments	$1,757	$1,544	$1,585	$1,520	$1,484	$136,200

Substantially all of Artesian Water's utility plant is pledged as security for our First Mortgage Bonds.  As of December 31, 2020, no other water utility plant has been pledged as security for loans.  Two parcels of land in Artesian Wastewater are pledged as security for the promissory note.

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

The following summary reflects changes in the shares of Class A Stock under option:

	2020 Shares	2020 Weighted Average Exercise Price	2019 Shares	2019 Weighted Average Exercise Price	2018 Shares	2018 Weighted Average Exercise Price
Plan options
Outstanding at beginning of year	153,250	$20.40	168,750	$20.11	176,802	$19.91
Granted	—	—	—	—	—	—
Exercised	(36,903)	18.83	(15,500)	17.15	(8,052)	15.77
Expired	—	—	—	—	—	—
Outstanding at end of year	116,347	$20.90	153,250	$20.40	168,750	$20.11

Options exercisable at year end	116,347	$20.90	153,250	$20.40	168,750	$20.11

The total intrinsic value of options exercised during 2020, 2019 and 2018 were $620,000, $334,000 and $176,000, respectively. During 2020, we received $695,000 in cash from the exercise of options, with a $799,000 tax benefit realized for those options.

The following table summarizes information about employee and director stock options outstanding and exercisable at December 31, 2020:

Options Outstanding and Exercisable
Range of Exercise Price	Shares Outstanding at December 31, 2020	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$19.01 - 20.46	48,847	0.92 Years	$19.03	$881,573
$20.47 - 22.66	67,500	2.85 Years	$22.26	$1,000,350

As of December 31, 2020, there was no unrecognized expense related to non-vested option shares granted under the 2015 Plan.

The following summary reflects changes in the shares of Class A Stock Restricted Stock Awards (RSA):

	2020 Shares	2020 Weighted Average Grant Date Fair Value	2019 Shares	2019 Weighted Average Grant Date Fair Value	2018 Shares	2018 Weighted Average Exercise Price
Plan RSA’s
Outstanding at beginning of year	5,000	$36.11	5,000	$38.51	5,000	$38.10
Granted	5,000	35.01	5,000	36.11	5,000	38.51
Vested/Released	(5,000)	36.11	(5,000)	38.51	(5,000)	38.10
Cancelled	—	—	—	—	—	—
Unvested Outstanding at end of year	5,000	$35.01	5,000	$36.11	5,000	$38.51

On May 6, 2020, 5,000 shares of Class A Stock were granted as restricted stock awards.  The fair value per share was $35.01, the closing price of the Class A Stock as recorded on the Nasdaq Global Select Market on May 6, 2020.  Prior to their release date, these restricted stock awards may be subject to forfeiture in the event of the recipient’s termination of service.

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

As of December 31, 2020, there was $59,900 of total unrecognized expense related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.35 years, the remaining vesting period for the restricted stock awards.

The total intrinsic value of awards released during 2020 was approximately $178,250.

NOTE 10

EMPLOYEE BENEFIT PLANS

401(k) Plan

Artesian Resources has a defined contribution 401(k) Salary Reduction Plan, or the 401(k) Plan, which covers substantially all employees.  Under the terms of the 401(k) Plan, Artesian Resources contributed 2% of eligible salaries and wages and matched employee contributions up to 6% of gross pay at a rate of 50%.  Artesian Resources may, at its option, make additional contributions of up to 3% of eligible salaries and wages. No such additional contributions were made in 2020 , 2019 or 2018.  The 401(k) Plan also provides additional retirement benefits to full-time employees hired prior to April 26, 1994, allowing them to save for future retiree medical costs that will be paid by employees by providing additional cash resources to those employees upon a termination of employment or retirement to meet the cost of future medical expenses.  These eligible employees receive an additional contribution based upon their years of service ranging from 2% to 6% of eligible salaries and wages. The 401(k) Plan expenses, which include Company contributions and administrative fees, for the years 2020, 2019 and 2018, were approximately $1.1 million for each year, respectively.

NOTE 11

COMMITMENTS AND CONTINGENCIES

Leases

In the first quarter of 2019, the Company adopted the new standard on leases that was issued by the FASB and has applied this standard as disclosed in Note 3.

Easements

During 2003, Artesian Water Pennsylvania entered into a 40 year easement agreement to acquire an easement to access, operate, maintain, repair, improve, replace and connect Artesian’s water system to a well, including a parcel of land around the well. Management made certain estimates and assumptions regarding the separation of lease and nonlease components related to this easement agreement.  It was determined that the majority of this easement agreement contains nonlease components. Easement payments for 2020, 2019 and 2018 were $41,000, $40,000 and $38,000, respectively.

Artesian Wastewater entered into a perpetual agreement for the use of approximately 460 acres of land in Sussex County, Delaware for wastewater disposal.  Beginning January 2007, Artesian Wastewater was required to pay a minimum of $40,000 per year for the use of this land.  Beginning January 2012, and on each anniversary thereof until January 2027, the fee was adjusted upwards by an adjustment factor of two percent. In November 2016, this agreement was amended to remove the 2% increase. Once disposal operations begin, the monthly fee will be based on the volume of wastewater disposed on the properties charged at a rate per one thousand gallons of wastewater, providing for a minimum monthly payment.  Payments for 2020, 2019 and 2018 were $44,000 each year.  The agreement can be terminated by giving 180 day notice prior to the termination date.

Future minimum annual payments related to the easement agreements noted above for the years subsequent to 2020 are as follows:

In thousands
2021	$73
2022	40
2023	38
2024	39
2025	40
2026 through 2043	866
$1,096

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

Artesian Water Maryland has one interconnection agreement with the Town of North East that has a “take or pay” clause requiring us to purchase a minimum of 35,000 gallons per day.  The agreement extends through February 2024.

The minimum annual purchase commitments for all interconnection agreements for 2021 through 2024, calculated at the noticed rates, are as follows:

In thousands
2021	$3,881
2022	57
2023	57
2024	28
$4,023

Expenses for purchased water were $4.3 million, $4.2 million and $4.2 million for 2020, 2019 and 2018, respectively.
Other Commitments

In March 2017, Artesian Water entered into a 3-year agreement with Worldwide Industries Corporation to clean and paint tanks in 2017, 2018 and 2019.  Pursuant to the 3-year agreement, the expenditure committed in total for the years 2017 through 2019 was $1.3 million.  In 2020, Artesian Water entered into a short term agreement with Worldwide Industries Corporation to clean and paint a tank in 2020. Pursuant to the agreement, the expenditure in 2020 was $0.1 million. Tank painting expense for 2020, 2019 and 2018 was $155,000, $447,000, and $658,000, respectively.

Budgeted mandatory utility plant expenditures, due to planned governmental highway projects, which require the relocation of Artesian Water's water service mains, expected to be incurred in 2021 through 2023 are as follows:

In thousands
2021	$3,020
2022	3,020
2023	3,020
$9,060

The exact timing and extent of these relocation projects is controlled primarily by the Delaware Department of Transportation.

NOTE 12

GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water utility service to customers within their established service territory in all three counties of Delaware and in portions of Maryland and Pennsylvania, pursuant to rates filed with and approved by the DEPSC, the MDPSC and the PAPUC. As of December 31, 2020, Artesian Water was serving approximately 90,300 customers, Artesian Water Maryland was serving approximately 2,500 customers and Artesian Water Pennsylvania was serving approximately 40 customers.

Artesian Wastewater provides wastewater utility service to customers within its established service territory in Sussex County, Delaware pursuant to rates filed with and approved by the DEPSC.  As of December 31, 2020, Artesian Wastewater was serving approximately 2,800 customers, including one large industrial customer that comprises approximately 24% of the outstanding accounts receivable balance at year end.  All wastewater customers are located in Sussex County, Delaware.

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

The DEPSC required Delaware utilities to determine the impact that the TCJA had on their customers and potential rate relief due to customers.  The reduction in corporate income tax expense resulting from the TCJA was passed through to customers in the form of reduced tariff rates as approved by the DEPSC on January 31, 2019.  Approximately $3.8 million was refunded to customers during the second quarter of 2019.  This amount was previously held in reserve and was not reflected in income.

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

The following table summarizes (1) Artesian Water’s applications with the DEPSC to collect DSIC rates and (2) the rates upon which eligible plant improvements  are based:

Application Date	11/28/2018	05/29/2019	11/15/2019	5/29/2020	11/20/2020
DEPSC Approval Date	12/20/2018	06/18/2019	12/12/2019	6/17/2020	12/14/2020
Effective Date	01/01/2019	07/01/2019	01/01/2020	07/1/2020	01/1/2021
Cumulative DSIC Rate	5.55%	7.41%	7.50%	7.50%	7.50%
Net Eligible Plant Improvements – Cumulative Dollars (in millions)	30.4	43.1	43.1	43.1	43.1
Eligible Plant Improvements – Installed Beginning Date	10/01/2014	10/01/2014	10/01/2014	10/01/2014	10/01/2014
Eligible Plant Improvements – Installed Ending Date	10/31/2018	04/30/2019	04/30/2019	04/30/2019	04/30/2019

The rate reflects the eligible plant improvements installed through April 30, 2019.  The DSIC rates effective January 1, 2020, July 1, 2020, and January 1, 2021 are still subject to audit at a later date by the DEPSC.  For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, we earned approximately $5.0 million, $4.3 million and $2.8 million in DSIC revenue, respectively.

NOTE 14

NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards. The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Year
	Ended December 31,
	2020	2019	2018
	(in thousands)

Weighted average common shares outstanding during the period for Basic computation	$9,327	$9,277	$9,239
Dilutive effect of employee stock options	42	49	54
Weighted average common shares outstanding during the period for Diluted computation	$9,369	$9,326	$9,293

For the year ended 2020 no shares of restricted stock awards were excluded from the calculations of diluted net income per share. For the years ended 2019 and 2018, 5,390 and 3,480 shares of restricted stock awards were excluded from the calculations of diluted net income per share, respectively.  Due to unrecognized compensation costs, the hypothetical repurchase of shares exceeded the number of restricted shares expected to vest during the period, creating an anti-dilutive effect. For the years ended 2020, 2019 and 2018, no stock options were excluded from the calculations of diluted net income per share.

The Company has 15,000,000 authorized shares of Class A Stock, and 1,040,000 authorized shares of Class B Stock. As of December 31, 2020, 8,475,452 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of December 31, 2019, 8,410,246 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of December 31, 2018, 8,368,428 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share.

Equity per common share was $18.16, $17.28, and $16.53 at December 31, 2020, December 31, 2019, and December 31, 2018, respectively. These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on December 31, 2020, December 31, 2019, and December 31, 2018, respectively.

NOTE 15

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table is derived from quarterly unaudited consolidated statements of operations for the years ended December 31, 2020 and 2019.  Quarterly basic and diluted per share amounts may not add to the full year total due to rounding.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
In thousands (except per share data)	2020	2019	2020	2019	2020	2019	2020	2019

Operating revenues	$19,901	$19,386	$21,752	$20,652	$24,737	$22,549	$21,751	$21,008
Operating income	$4,462	$4,284	$6,124	$5,320	$6,869	$5,730	$4,840	$4,591
Net income applicable to common stock	$4,074	$3,590	$4,566	$3,778	$5,063	$4,458	$3,114	$3,099

Income per common share
Basic	$0.44	$0.39	$0.49	$0.41	$0.54	$0.48	$0.33	$0.33
Diluted	$0.44	$0.39	$0.49	$0.41	$0.54	$0.48	$0.33	$0.33

NOTE 16

RELATED PARTY TRANSACTIONS

Mr. Michael Houghton currently serves as a director through the remainder of the three year term class that expires at the Annual Meeting of the Class B Stock shareholders to be held in 2021 and until his respective successor shall be elected and qualified.  Mr. Houghton is a Partner in the law firm of Morris Nichols Arsht & Tunnell, or MNAT, in Wilmington, Delaware.  In the normal course of business, the Company utilizes the services of MNAT for various regulatory, real estate and public policy matters.  Approximately $386,000, $253,000 and $524,000 was paid to MNAT during the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively, for legal and director related services.  As of December 31, 2020, the Company had a $2,000 accounts payable balance due to MNAT.

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

NOTE 17

BUSINESS COMBINATIONS

As part of the Company’s growth strategy, on April 2, 2020, Artesian Water purchased substantially all of the water system operating assets from the Town of Frankford, or Frankford, a Delaware municipality located in Sussex County, Delaware, including the right to provide water service to Frankford’s existing customers, or the Frankford Water System.  The Frankford Water System serves approximately 360 customers.  The total purchase price was $3.6 million. The acquisition was accounted for as a business combination under ASC Topic 805, “Business Combinations”.  The purchase price allocation is primarily attributed to utility plant assets.  The Company utilized a combination of three methods to determine the reasonableness of the purchase price: the cost approach, market approach and income approach.  Given the majority of the assets acquired were tangible utility plant, the Company utilized the cost approach to record the fair value of the assets.  The cost approach values the underlying assets to derive market value based on the estimated current new replacement cost, less the loss in value caused by physical deterioration, and functional and economic obsolescence of the assets.  Goodwill was recognized primarily as a result of expected synergies of operations and interconnections to our existing utility plant infrastructure.

Additionally, as part of the Company’s growth strategy, on August 3, 2020, Artesian Water completed its purchase of substantially all of the water system operating assets from the City of Delaware City, or Delaware City, a Delaware municipality located in New Castle County, Delaware, including the right to provide water service to Delaware City’s existing customers, or the Delaware City Water System.  The Delaware City Water System currently serves approximately 800 customers.  The total purchase price was $2.1 million.  The acquisition was accounted for as a business combination under ASC Topic 805.  The preliminary purchase price allocation is primarily attributed to utility plant assets and will be finalized in the first quarter of 2021, once the valuation of assets acquired has been completed.  Management does not anticipate any material changes in the allocation.

A summary of the allocation of purchase price to the assets acquired is presented in the table below and is recorded in the accompanying Consolidated Balance Sheet.
(In thousands)
Utility plant
Source of supply plant	$201
Pumping and water treatment plant	1,455
Transmission and distribution plant	3,462
Other deferred assets
Goodwill	623
Purchase Price	$5,741

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

NOTE 19

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued new guidance on the measurement of credit losses on financial instruments, to provide financial statement users with more information about expected credit losses on financial instruments. The guidance revises the incurred loss impairment methodology to reflect current expected credit losses and requires consideration of a broader range of information to estimate credit losses.  The new standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted this standard in the first quarter of 2020, which is primarily applicable to accounts receivable balances.  The Company’s credit losses on accounts receivable is minimal since we mitigate our exposure by discontinuing services in the event of non-payment.  However, due to the COVID-19 pandemic causing hardships for many utility customers, in March 2020, state government agencies issued executive orders requiring utility companies to take a number of steps to support their customers and communities, including prohibiting service disconnections for non-payment and prohibiting late fees.  In July 2020, the State of Delaware lifted its executive orders placing a moratorium on service disconnections for non-payment, with a provision requiring utilities to offer payment arrangements extending at least four months to customers.  After properly notifying customers, Artesian reinstated its late fee process in September 2020 and began administering service disconnections in October 2020 for its Delaware customers.  The State of Maryland and the Commonwealth of Pennsylvania lifted their executive orders placing moratoriums on service disconnections for non-payment effective November 2020.  The State of Maryland requires utilities to offer payment arrangements extending twelve months.  The Company experienced longer receivable cycles throughout 2020 and made an adjustment to increase the reserve for bad debt in the amount of $0.5 million.  We will continue to evaluate this adjustment amount when accounting for current expected credit losses as government agencies consider additional executive orders prohibiting late fees and service disconnections for non-payment.

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
Newark, Delaware

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Tangible Assets in Business Combinations

As described in Notes 1 and 17 to the consolidated financial statements, the Company completed two acquisitions of municipal water systems during the year ended December 31, 2020 for net consideration of $5.7 million, which resulted in $5.1 million of identifiable tangible utility plant assets. Management estimated fair value of the tangible assets acquired using the cost method with assistance from third-party valuation specialists.

We identified the valuation of the tangible utility plant assets as a critical audit matter. Management’s determination of fair value of the tangible assets acquired using the cost method required management to make significant estimates and assumptions related to economic lives of the assets, replacement costs, and physical characteristics of the tangible assets comprising the acquired systems. Auditing these elements involved a high degree of subjectivity, auditor judgment and an increased extent of effort when performing audit procedures, including the use of our valuation specialists.

The primary procedures we performed to address this critical audit matter included:
•
Assessing the reasonableness of significant underlying assumptions used to calculate the fair value through (i) validating the existence of acquired assets and the reasonableness of attributes such as length and age based on external data, (ii) independently recalculating replacement costs using construction quotes and indices, and (iii) performing procedures to evaluate the appropriateness of the useful lives assigned to the newly acquired assets.

•
Utilizing personnel with specialized knowledge and skill in valuation to assist in the evaluation of the assumptions and methodologies used in the preparation of the fair value measurements for the utility plant assets.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2005.

Wilmington, Delaware
March 12, 2021

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

Artesian Resources Corporation’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013).”  Based on this assessment, Management determined that at December 31, 2020, the Corporation’s internal control over financial reporting was effective.

(c)  Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting, occurred during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Date: March 12, 2021

CHIEF EXECUTIVE OFFICER:	CHIEF FINANCIAL OFFICER:

/s/ DIAN C. TAYLOR	/s/ DAVID B. SPACHT
Dian C. Taylor	David B. Spacht

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Dian C. Taylor	75
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

Kenneth R. Biederman Ph. D.	77
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

John R. Eisenbrey, Jr.	65
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

Michael Houghton, Esq.	64
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

Nicholle R. Taylor	53
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

Qualifications:  Ms. Nicholle Taylor has over twenty-nine years of experience with the Company in a variety of field, office and managerial positions.  The Board of Directors has determined that the range of her experience across various company functions gives her a clear perception of how the Company operates, thus enhancing the Board’s ability to know the Company’s current capabilities and limitations, and qualifies her to serve as a director.  Ms. Taylor serves on the Board of Directors of the National Association of Water Companies, a trade organization of the investor-owned water utility industry.  Ms. Taylor also currently serves on the Board of Directors of the Committee of 100, which is a business organization that promotes responsible economic development in the state of Delaware.  In 2019, Ms. Taylor was appointed to the Board of Directors of the Delaware Nature Society, a non- profit organization dedicated to connecting people with the natural world to improve the environment through education, advocacy and conservation.

William C. Wyer	74
Biography:  Director since 1991 - Business Consultant with Wyer Group, Inc. since September 2005.  Previously, Mr. Wyer served as Managing Director of Wilmington Renaissance Corporation (formerly Wilmington 2000) from January 1998 to August 2005.  Wilmington Renaissance Corporation was a private organization seeking to revitalize the City of Wilmington, Delaware.  Mr. Wyer served as a Director and member of the Audit Committee of GMAC Bank and its’ successor National Motors Bank, FBS from August 2001 through 2008, President of All Nation Life Insurance, and Senior Vice President of Blue Cross/Blue Shield of Delaware from September 1995 to January 1998, Managing Director of Wilmington 2000 from May 1993 to September 1995, President of Wyer Group, Inc. from 1991 to 1993 and Commerce Enterprise Group from 1989 to 1991, both of which are management-consulting firms specializing in operations reviews designed to increase productivity, cut overhead and increase competitiveness, and President of the Delaware State Chamber of Commerce from 1978 to 1989.  He serves on the Executive; Audit; Strategic Planning, Budget and Finance; Governance and Nominating; and Compensation Committees.

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

Pierre A. Anderson	42
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

Joseph A. DiNunzio, CPA, CGMA	58
Executive Vice President and Corporate Secretary of Artesian Resources Corporation and its subsidiaries since May 2007 and as President of Artesian Water Maryland, Inc. since May 2017. Mr. DiNunzio has been employed by the Company since 1989 and has held various executive and management level positions within the Company. Prior to joining Artesian Resources, Mr. DiNunzio was employed by PriceWaterhouseCoopers LLP from 1984 to 1989.

Jennifer L. Finch, CPA	52
Corporate Treasurer and Senior Vice President of Finance since December 2020.  Previously Ms. Finch served as Vice President and Assistant Treasurer of Artesian Resources Corporation and its subsidiaries since February 2010. Prior to joining the Company, Ms. Finch held various accounting positions for Handler Corporation, a home builder and developer located in Wilmington, Delaware.  Ms. Finch was employed by the Handler Corporation from 1994 through 2008.

Karl G. Randall, Esq	52
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

David B. Spacht	61
Chief Financial Officer of Artesian Resources Corporation and its subsidiaries since January 1995 and President of Artesian Wastewater Management, Inc. since August 2019.  Mr. Spacht joined the Company in 1980 and has held various executive and management level positions.  Mr. Spacht has worked closely with the Public Service Commission for over 30 years on developing rates in Delaware.  He was selected by the National Association of Regulatory Utility Commissioners Subcommittee on Water as an instructor for their semi-annual course on rate making.

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

John M. Thaeder	62
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

In accordance with the provisions of the Company's By-laws, the Board is divided into three classes. Members of each class serve for three years and one class is elected each year to serve a term until his or her successor shall have been elected and qualified or until earlier resignation or removal. Kenneth R. Biederman and Michael Houghton have been nominated for election to the Board of Directors at the shareholders Annual Meeting to be held May 5, 2021.

The Board, which met fourteen times in 2020, has established five standing committees: the Executive Committee, the Audit Committee, the Compensation Committee, the Strategic Planning, Budget and Finance Committee, and the Governance and Nominating Committee. Information with respect to these committees is set forth below. In addition, the charter for each of the five standing committees of the Board is available on our website, www.artesianwater.com.

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

Director Compensation

In May 2020, each independent director received an annual retainer fee of $32,000 paid in advance.  Dian C. Taylor and Nicholle R. Taylor received annual retainer fees of $31,000. The chair of the Audit Committee received an additional annual retainer of $9,000.  The chair of the Corporate Governance and Nominating Committee received an additional annual retainer of $9,000. The chair of the Compensation Committee received an additional annual retainer of $7,000. The members of the Strategic Planning, Budget and Finance Committee each received additional annual retainers of $3,000.  The members of the Executive Committee each received additional annual retainers of $1,000. Each director received $2,000 for each Board meeting attended, $1,500 for each committee meeting attended on the day of a regular board meeting and $2,000 for each committee meeting attended on any other day.  Each director received $500 per diem for workshops.

In 2020, our directors, other than Dian C. Taylor and Nicholle R. Taylor, whose fees as director are included in the Summary Compensation Table, received the following compensation:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All other Compensation ($)(2)	Total ($)
Kenneth R. Biederman	96,750	35,010	---	132,760
John R. Eisenbrey, Jr.	95,750	35,010	---	130,760
Michael Houghton	74,250	N/A	---	74,250
William C. Wyer	94,750	35,010	21,561	151,321

(1)
On May 6, 2020, each director, other than Mr. Houghton, received a restricted stock award of 1,000 shares of Class A Stock. The fair market value per share was $35.01, the closing price of the Class A Stock as recorded on the Nasdaq Global Select Market on May 6, 2020.  The restricted shares vest one year from the date of grant.  The aggregate number of stock options and restricted shares outstanding at December 31, 2020 for each director is:

	Option Shares Outstanding at December 31, 2020	Restricted Shares Outstanding at December 31, 2020
Kenneth R. Biederman	13,500	1,000
John R. Eisenbrey, Jr.	27,000	1,000
William C. Wyer	27,000	1,000

(2)	$18,540 was for medical insurance premiums for Mr. Wyer and his spouse, $3,000 was for a physical for Mr. Wyer and $21 was for life insurance premiums for Mr. Wyer.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2020, the members of our Compensation Committee were Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer. None of our executive officers serves as a director or as a member of the compensation committee, or any other committee serving an equivalent function, of any entity that has one or more of its executive officers serving as members of our Compensation Committee or as a director of our Board.  No member of our Compensation Committee has ever been our employee.

Independence

In 2020, the Board of Directors determined that Messrs. Biederman, Eisenbrey, Houghton and Wyer, a majority of the Board of Directors, met the independence requirements prescribed by the listing standards of the Nasdaq Global Select Market.

Audit Committee

The Audit Committee reviews the procedures and policies relating to the internal accounting procedures and controls of the Company, and provides general oversight with respect to the accounting principles employed in the Company's financial reporting. As part of its activities, the Audit Committee meets with representatives of the Company's management and independent accountants. The Audit Committee has considered the extent and scope of non-audit services provided to the Company by its outside accountants and has determined that such services are compatible with maintaining the independence of the outside accountants. The Audit Committee appoints and retains the Company's independent accountants. The Audit Committee consists of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer. The Board of Directors has also determined that each member of the Audit Committee meets the independence requirements prescribed by the listing standards of the Nasdaq Global Select Market and the rules and regulations of the Securities and Exchange Commission. The Board of Directors has further determined that Mr. Biederman, a member of the Audit Committee, is an "audit committee financial expert" as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the Securities and Exchange Commission. During 2020, the Audit Committee met six times.

Compensation Committee

The Compensation Committee reviews the compensation and benefits provided to key management employees, officers and directors and makes recommendations as appropriate to the Board. The Compensation Committee also determines whether and what amounts should be granted under the 2015 Equity Compensation Plan, or the 2015 Plan, and may make recommendations for amendments to the 2015 Plan. The Compensation Committee is comprised of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer, three independent directors. The Board of Directors has also determined that each member of the Compensation Committee meets the independence requirements prescribed by the listing standards of the Nasdaq Global Select Market and the rules and regulations of the Securities and Exchange Commission. During 2020, the Compensation Committee met three times.

Consideration of Director Candidates

The Governance and Nominating Committee is comprised of four independent directors, Kenneth R. Biederman, John R. Eisenbrey, Jr., Michael Houghton and William C. Wyer. As part of the formalized nominating procedures, the committee makes recommendations for director nominations to the full Board. Director candidates nominated by stockholders are considered in the same manner, provided the nominations are submitted to the Secretary and copied to the Chairman of the committee on a timely basis and in accordance with the Company's By-laws. Nominations for the election of directors for the 2021 Annual Stockholders' Meeting were approved by the Governance and Nominating Committee on January 20, 2021.

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

The Compensation Committee engaged Pearl Meyer & Partners as a compensation consultant in 2013 to provide it with independent advice on executive compensation matters.  They did not develop a public company peer group as part of their compensation benchmarking exercise, as they found few similarly sized, publicly traded water utilities.  They used data available from a peer group of water utility companies to review incentive plan market practices and to establish industry practices, but did not use the pay data from these organizations given that the size of many are substantially larger than the Company.  This peer group includes American States Water Company; American Water Works Company, Inc.; Essential Utilities, Inc.; California Water Service Group; Middlesex Water Company; SJW Group and York Water Company.  This peer group has been used since 2013, and the Company believes it is appropriate to continue the use of this peer group for comparing the percentage change in cumulative shareholder returns and for consideration of elements of compensation not provided for by the Company.

Base Salary

Base salaries for Company executives are set at levels considered appropriate to attract and retain seasoned and talented personnel.  In 2020, the Compensation Committee increased the base salary of each of the named executive officers by 3%.

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

Cash Bonus and Equity Compensation Awards

Annually, the Compensation Committee determines whether any Cash Bonus and/or Equity Compensation Awards should be granted to any of the executives.  The Cash Bonus and Equity Compensation Awards are intended to reward executives for their contributions towards meeting the Company's strategic objectives.  Cash Bonus and Equity Compensation Awards are entirely discretionary and are based upon a qualitative assessment conducted by the Compensation Committee in the case of the Chief Executive Officer and by the Compensation Committee and the Chief Executive Officer in the case of other executives.  Recognizing both the executive team's and each individual named executive officer’s contributions toward meeting the Company's strategic objectives, cash bonuses were awarded to the Chief Executive Officer and named executive officers in 2020, 2019, and 2018.

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
• salary grade minimum, midpoint and maximums for each executive, based on information provided by the Company's compensation consultant retained in 2013, adjusted annually; and
• actual base salary, cash bonus and equity compensation for each of the prior three years for each executive.

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

The Compensation Committee,

William C. Wyer, Chairman
Kenneth R. Biederman
John R. Eisenbrey, Jr.

CEO Pay Ratio

The 2020 compensation disclosure ratio of the median annual total compensation of all Company employees to the annual total compensation of the Company’s Chief Executive Officer is as follows:

2020 Total Compensation
Median employee total annual compensation	$87,700
Annual total compensation of Dian C. Taylor, CEO	$1,076,148
Ratio of CEO to median employee compensation	12:1

For simplicity, we identified the median employee by examining the base annual salary for all individuals, excluding our CEO, who were employed by us on October 31, 2020.  We included all employees, whether employed on a full-time, part-time, or seasonal basis.  We believe that the use of base annual salary compensation, excluding overtime, is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees and believe that it provides a reasonable estimate of the pay ratio calculated in a manner consistent with Item 402(u) of Regulation S-K.  After identifying the median employee by examining base annual salary excluding overtime, we calculated annual total compensation, including overtime, for such employee using the same methodology we use for our named executive officers set forth in the 2020 Summary Compensation Table.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2),(3),(4)	Total ($)

Dian C. Taylor, Chair, Chief Executive	2020	575,574	250,000	35,010	214,924	1,075,508
Officer & President	2019	558,800	250,000	36,110	138,308	983,218
2018		542,525	250,000	38,510	169,566	1,000,601

David B. Spacht, Chief Financial	2020	383,064	104,000	N/A	34,955	522,019
Officer & Treasurer	2019	358,137	100,000	N/A	39,284	497,421
2018		342,637	125,000	N/A	36,842	504,479

Joseph A. DiNunzio, Executive Vice	2020	418,585	100,000	N/A	32,483	551,068
President & Secretary	2019	406,384	103,000	N/A	32,054	541,438
2018		394,552	100,000	N/A	33,086	527,638

Nicholle R. Taylor, Senior Vice	2020	322,595	100,000	35,010	99,355	556,960
President	2019	293,144	100,000	36,110	89,337	518,591
2018		277,218	100,000	38,510	83,791	499,519

John M. Thaeder, Senior Vice	2020	321,690	100,000	N/A	17,707	439,397
President of Operations	2019	312,319	100,000	N/A	19,664	431,983
2018		303,234	102,000	N/A	22,176	427,410

(1)
On May 6, 2020, Dian Taylor and Nicholle Taylor each received a restricted stock award of 1,000 shares of Class A Stock in their capacities as directors of the Company.  The award was valued at the fair market value on the date of the award (last reported sale price on the date of award) or $35.01 per share. The restricted shares vest one year from the date of grant. On May 8, 2019, Dian Taylor and Nicholle Taylor each received a restricted stock award of 1,000 shares of Class A Stock.  The award was valued at the fair market value on the date of the award or $36.11 per share. The restricted shares vested one year from the date of grant. On May 2, 2018, Dian Taylor and Nicholle Taylor each received a restricted stock award of 1,000 shares of Class A Stock.  The award was valued at the fair market value on the date of the award or $38.51 per share. The restricted shares vested one year from the date of grant.

(2)
Under the Company’s defined contribution 401(k) Plan, the Company contributes two percent of an eligible employee's gross earnings. The Company also matches 50 percent of the first six percent of the employee's gross earnings that the employee contributes to the 401(k) Plan. In addition, all employees hired before April 26, 1994 and under the age of 60 at that date are eligible for additional contributions to the 401(k) Plan. Employees over the age of 60 at that date receive Company paid medical, dental and life insurance benefits upon retirement. The Company will not provide the additional 401(k) or medical, dental and life insurance benefits to any other current or future employees. In 2020, Company contributions to the 401(k) Plan under terms available to all other employees based upon their years of service and plan eligibility were made in the amounts of:

Dian C. Taylor	$31,350
David B. Spacht	$31,350
Joseph A. DiNunzio	$31,350
Nicholle R. Taylor	$31,350
John M. Thaeder	$14,250

(3)
Executive officers are reimbursed for eligible medical expenses not otherwise covered by the Company's medical insurance plan under the Officer's Medical Reimbursement Plan. Amounts reimbursed are included in the "All Other Compensation" column in the table above. Dian C. Taylor received reimbursements of $79,400 in 2020.

(4)
Also included in the "All Other Compensation" column in the table above are amounts received by Dian C. Taylor as compensation for attendance at meetings of the Board and its committees in 2020 totaling $68,100, $18,143 for security provided at her personal residence, $14,552 for country club dues and personal use of a company-owned vehicle. Also included in the "All Other Compensation" column in the table above are amounts received by Nicholle R. Taylor as compensation for attendance at meetings of the Board and its committees in 2020 totaling $67,100.

Grants of Plan-Based Awards Table

Name	Grant Date	Vest Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock & Option Awards ($)

Dian C. Taylor	5/06/2020	5/06/2021	1,000	-	-	35,010
Nicholle R. Taylor	5/06/2020	5/06/2021	1,000	-	-	35,010

On May 6, 2020, Dian C. Taylor and Nicholle R. Taylor each received a restricted stock award of 1,000 shares of Class A Stock, as noted in the table above. The awards were valued at the fair market value on the date of the award (last reported sale price on the date of award) or $35.01 per share. The restricted stock awards vest one year from the date of grant.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date

Dian C. Taylor	6,750	0	19.06	5/17/2021
	6,750	0	19.01	5/09/2022
	6,750	0	22.66	5/08/2023
	6,750	0	21.86	5/07/2024

Nicholle R. Taylor	1,597	0	19.06	5/17/2021
	6,750	0	19.01	5/09/2022
	6,750	0	22.66	5/08/2023
	6,750	0	21.86	5/07/2024

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Dian C. Taylor	6,750	103,545	1,000	35,650
Nicholle R. Taylor	11,903	199,774	1,000	35,650

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the equity securities of the Company, as of March 9, 2021 for each director, each named executive officer, each beneficial owner of more than five percent (5%) of the outstanding shares of any class of the Company's voting securities and all directors and executive officers as a group, based in each case on information furnished to the Company. Addresses are provided for each beneficial owner of more than five percent (5%) of the Company’s voting securities.

	Class A Non-Voting Common Stock(1)		Class B Common Stock(1)
	Shares	Percent(2)	Shares	Percent(2)

Dian C. Taylor (3) 664 Churchmans Road Newark, Delaware 19702	171,103	2.0	159,509	18.1

Kenneth R. Biederman (3)	35,375	*	---	---

John R. Eisenbrey, Jr. (3)(4)(5) 15 Albe Drive Newark, Delaware 19702	78,751	*	45,707	5.2

Nicholle R. Taylor (3)(6) 20 Brendle Lane Wilmington, Delaware 19807	41,983	*	279,963	31.8

Michael Houghton	---	---	---	---

William C. Wyer (3)	46,500	*	---	---

Joseph A. DiNunzio	18,941	*	203	*

David B. Spacht	3,900	*	189	*

John M. Thaeder	31,420	*	1,350	*

Louisa Taylor Welcher 219 Laurel Avenue Newark, DE 19711	83,446	*	135,862	15.4

Directors and Executive Officers as a Group (12 Individuals)(3)	435,723	5.4	486,921	55.2

* less than 1%

((1)
The nature of ownership consists of sole voting and investment power unless otherwise indicated.  The amount also includes all shares issuable to such person or group upon the exercise of options or vesting of restricted shares held by such person or group to the extent such options are exercisable or restricted shares vest within 60 days after March 9, 2021.

(2)
The percentage of the total number of shares of the class outstanding is shown where that percentage is one percent or greater.  Percentages for each person are based on the aggregate number of shares of the applicable class outstanding as of March 9, 2021, and all shares issuable to such person upon the exercise of options or vesting of restricted shares held by such person to the extent such options are exercisable or restricted shares vest within 60 days of that date.

(3)
Includes vesting of restricted shares and options to purchase shares of the Company’s Class A Stock, as follows: Ms. D. Taylor (28,000 shares); Mr. Biederman (14,000 shares); Mr. Eisenbrey, Jr. (28,000 shares); Ms. N. Taylor (22,847 shares); Mr. Wyer (28,000 shares).

(4)	89,123 shares were pledged by Mr. Eisenbrey, Jr. as collateral for a loan.

(5)
Includes 780 shares of the Class B Stock owned by a trust, of which Mr. Eisenbrey, Jr. is a trustee and has a beneficial ownership interest, and 1,555 shares of the Class B Stock held in custodial accounts for Mr. Eisenbrey, Jr.’s daughters.

(6)	Includes 692 shares of the Class A Stock and 45 shares of the Class B stock held in custodial accounts for Ms. N. Taylor’s daughter and 269 shares of Class A stock held by her spouse.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information on the shares of our Class A Stock that may be issued upon exercise of outstanding stock options and vesting of awards as of December 31, 2020 under the Company’s stockholder approved stock plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon award vesting of exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	121,347	$20.80	294,932

Total	121,347	$20.80	294,932

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

Related person transactions include any transaction in which (1) the Company is a participant, (2) any related person has a direct or indirect material interest and (3) the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company's total assets at year end for the last two completed fiscal years, but excludes certain type of transactions where the related person is deemed not to have a material interest.  A related person means: (a) any person who is, or at any time since the beginning of the Company’s last fiscal year was, a director, an executive officer or a director nominee; (b) any person known to be the beneficial owner of more than 5% of any class of the Company’s voting securities; (c) any immediate family member of a person identified in items (a) or (b) above, meaning such person’s spouse, parent, stepparent, child, stepchild, sibling, mother- or father-in-law, son- or daughter-in-law, brother- or sister-in-law or any other individual (other than a tenant or employee) who shares the person’s household; or (d) any entity that employs any person identified in (a), (b) or (c) or in which any person identified in (a), (b) or (c) directly or indirectly owns or otherwise has a material interest.

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

Related Party Transactions

Mr. Michael Houghton currently serves as a director through the remainder of the three year term class that expires at the Annual Meeting of the Class B Stock shareholders to be held in 2021 and until his respective successor shall be elected and qualified.  Mr. Houghton is a Partner in the law firm of Morris Nichols Arsht & Tunnell, or MNAT, in Wilmington, Delaware.  In the normal course of business, the Company utilizes the services of MNAT for various regulatory, real estate and public policy matters.  Approximately $386,000, $253,000 and $524,000 was paid to MNAT during the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively, for legal and director related services.  As of December 31, 2020, the Company had a $2,000 accounts payable balance due to MNAT.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Registered Public Accounting Firm

The following table sets forth the aggregate contract fees billed to the Company for the fiscal year 2020 and 2019 by the independent registered public accounting firm, BDO USA, LLP.

(In thousands)	2020	2019
Audit Fees	$386	$429
Audit-Related Fees	17	16
Tax Fees	---	---
All Other Fees	--	---

Total Fees	$403	$445

Audit Fees: consist primarily of fees for the audits of our financial statements included in our Annual Report on Form 10-K; the reviews of the financial statements included in our Quarterly Reports on Form 10-Q; and the audits of internal control over financial reporting, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and fees billed for assurance, services related to registration statements and other documents issued in connection with securities and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements. In 2020, the Securities and Exchange Commission adopted amendments to the accelerated filer and large accelerated filer definitions.  Under the amendments, the Company is currently classified as a non-accelerated filer and is no longer subject to the SOX 404(b) requirement to have an auditor attestation report on internal control over financial reporting, therefore resulting in lower audit fees in 2020 compared to 2019.

Audit-Related Fees: consist of fees for services related to the audit of the Company’s 401(k) Plan.

Tax Fees: consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, return preparation and tax audits.  The independent registered public accounting firm did not provide any tax services to the Company in 2020 and 2019.

All Other Fees: consist of fees for services other than described above. The independent registered public accounting firm did not provide any other services to the Company in 2020 and 2019.

Pursuant to our policy, the Audit Committee pre-approves audit and tax services for the year as well as non-audit services to be provided by the independent registered public accounting firm. Any changes in the amounts quoted are also subject to pre-approval by the committee. Any audit related fees and tax fees paid are pre-approved by the committee.

The Audit Committee of the Company’s Board of Directors has considered whether BDO’s provision of the services described above for the fiscal year ended December 31, 2020 is compatible with maintaining its independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	The following documents are filed as part of this report:	Page(s)*
(1)	Financial Statements:
Reports of Independent Registered Public Accountants
Consolidated Balance Sheets at December 31, 2020 and 2019
Consolidated Statements of Operations for the three years ended December 31, 2020
Consolidated Statements of Cash Flows for the three years ended December 31, 2020
Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2020
Notes to Consolidated Financial Statements

(2)	Exhibits: see the exhibit list below

* Page number shown refers to page number in this Report on Form 10-K

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2020

EXHIBIT LIST
Exhibit Number	Description

3.1	Amended and Restated By-laws of Artesian Resources Corporation incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed on November 23, 2020.

3.2	Restated Certificate of Incorporation of the Company effective April 28, 2004 incorporated by reference to Exhibit 3.1 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2004.
3.3	By-laws of the Company effective March 26, 2004 incorporated by reference to Exhibit 3.3 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2004.
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

4.15
Indenture of Mortgage dated July 1, 1961, between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.10 filed with the Company’s Annual
Report on Form 10-K for the year ended December 31, 2017.

4.16
Second Amendment to Master Loan Agreement, dated as of November 13, 2019, by and between Artesian Wastewater Management, Inc. and CoBank, ACB.    Incorporated by reference to Exhibit 4.16 filed with the Company’s Annual
Report on Form 10-K for the year ended December 31, 2019.

4.17
First Amendment to Master Loan Agreement, dated as of January 10, 2019, by and between Artesian Wastewater Management, Inc. and CoBank, ACB.  Incorporated by reference to Exhibit 4.17 filed with the Company’s Annual
Report on Form 10-K for the year ended December 31, 2019.

4.18
Guarantee of Payment, dated as of August 8, 2018, by and between Artesian Resources Corporation and CoBank, ACB. Incorporated by reference to Exhibit 4.3 filed with the Company’s Form 10-Q filed on August 9, 2018.

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

4.22	Description of the Company’s Securities. Incorporated by reference to Exhibit 4.22 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

10.8
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

10.9
Financing Agreement, dated as of July 15, 2011, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed on July 19, 2011.

10.10
Financing Agreement and General Obligation Note dated February 12, 2010 between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund Delaware Department of Health and Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed on February 17, 2010.

10.11
Second Amended and Restated Revolving Credit Agreement between Artesian Water Company, Inc. and CoBank, ACB dated September 20, 2019. Incorporated by reference to Exhibit 4.2 filed with the Company’s Form 10-Q filed on November 8, 2019.

10.12
Demand Line of Credit Agreement dated January 19, 2010 between Artesian Resources Corporation and each of its subsidiaries and Citizens Bank of Pennsylvania, as amended or modified from time to time.  Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 8-K filed on January 25, 2010.

10.13
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

10.14
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

10.18	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.***

10.19	Officer's Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.***

21	Subsidiaries of the Company as of December 31, 2020. *

23.1	Consent of BDO USA, LLP *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document). *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). *

*	Filed herewith.
**	Furnished herewith.
***	Compensation plan or arrangement required to be filed or incorporated as an exhibit.

SIGNATURES
ARTESIAN RESOURCES CORPORATION

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 12, 2021	By: /s/ DAVID B. SPACHT
David B. Spacht
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DIAN C. TAYLOR	Chair of the Board of Directors, President
Dian C. Taylor	and Chief Executive Officer (Principal	March 12, 2021
Executive Officer)

/s/ DAVID B. SPACHT	Chief Financial Officer (Principal Financial Officer)
David B. Spacht		March 12, 2021

/s/ JENNIFER L. FINCH	Corporate Treasurer and Senior Vice
Jennifer L. Finch	President of Finance (Principal Accounting Officer)	March 12, 2021

/s/ KENNETH R. BIEDERMAN
Kenneth R. Biederman	Director	March 12, 2021

/s/ WILLIAM C. WYER
William C. Wyer	Director	March 12, 2021

/s/ JOHN R. EISENBREY, JR.
John R. Eisenbrey, Jr.	Director	March 12, 2021

/s/ MICHAEL HOUGHTON
Michael Houghton	Director	March 12, 2021

/s/ NICHOLLE R. TAYLOR
Nicholle R. Taylor	Director	March 12, 2021