Form 10-Q
period 2021-03-31
ARTESIAN RESOURCES CORP
filed 2021-05-06
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
Address of principal executive offices

(302) 453 – 6900
-----------------------------------------------------------
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock Par Value	ARTNA	The Nasdaq Stock Market

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

Large Accelerated Filer □	Accelerated Filer ☐	Non-accelerated Filer ☑	Smaller Reporting Company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ).

☐	Yes	☑	No

As of May 3, 2021, 8,502,980 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	March 31, 2021	December 31, 2020
Utility plant, at original cost (less accumulated depreciation 2021 - $ 150,838; and 2020 - $147,469)	$567,395	$559,561
Current assets
Cash and cash equivalents	249	28
Accounts receivable (less allowance for doubtful accounts 2021 - $865; 2020 - $862)	8,815	10,162
Income tax receivable	6	629
Unbilled operating revenues	1,151	1,166
Materials and supplies	1,400	1,535
Prepaid property taxes	1,022	1,891
Prepaid expenses and other	1,954	2,208
Total current assets	14,597	17,619
Other assets
Non-utility property (less accumulated depreciation - 2021 - $884; 2020 - $865)	3,777	3,796
Other deferred assets	5,763	5,309
Operating lease right of use assets	455	460
Total other assets	9,995	9,565
Regulatory assets, net	6,368	6,473
Total Assets	$598,355	$593,218

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$9,384	$9,357
Preferred stock	—	—
Additional paid-in capital	104,080	103,463
Retained earnings	58,406	56,606
Total stockholders' equity	171,870	169,426
Long-term debt, net of current portion	141,886	142,333
	313,756	311,759
Current liabilities
Lines of credit	22,716	26,813
Current portion of long-term debt	1,677	1,757
Accounts payable	5,971	6,341
Accrued expenses	6,867	4,283
Overdraft payable	27	105
Accrued interest	1,325	930
Income taxes payable	2,064	28
Customer and other deposits	2,126	2,064
Other	1,406	1,403
Total current liabilities	44,179	43,724

Commitments and contingencies

Deferred credits and other liabilities
Net advances for construction	4,485	4,578
Operating lease liabilities	427	432
Regulatory liabilities	21,569	21,681
Deferred investment tax credits	469	473
Deferred income taxes	49,081	50,313
Total deferred credits and other liabilities	76,031	77,477

Net contributions in aid of construction	164,389	160,258
Total Liabilities and Stockholders’ Equity	$598,355	$593,218
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months Ended March 31,

	2021	2020
Operating revenues
Water sales	$17,830	$17,392
Other utility operating revenue	1,467	1,253
Non-utility operating revenue	1,439	1,256
Total Operating Revenues	20,736	19,901

Operating expenses
Utility operating expenses	9,596	9,235
Non-utility operating expenses	915	728
Depreciation and amortization	3,012	2,752
State and federal income taxes	1,351	1,359
Property and other taxes	1,420	1,365
Total Operating Expenses	16,294	15,439

Operating income	4,442	4,462

Other income, net
Allowance for funds used during construction (AFUDC)	244	423
Miscellaneous income	1,402	1,088

Income before interest charges	6,088	5,973

Interest charges	1,882	1,899

Net income applicable to common stock	$4,206	$4,074

Income per common share:
Basic	$0.45	$0.44
Diluted	$0.45	$0.44

Weighted average common shares outstanding:
Basic	9,368	9,297
Diluted	9,407	9,343

Cash dividends per share of common stock	$0.2571	$0.2496

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,206	$4,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,012	2,752
Deferred income taxes, net	(1,236)	(1,310)
Stock compensation	43	45
AFUDC, equity portion	(164)	(281)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	1,347	179
Income tax receivable	623	19
Unbilled operating revenues	15	(79)
Materials and supplies	135	(58)
Prepaid property taxes	869	978
Prepaid expenses and other	254	223
Other deferred assets	(463)	(418)
Regulatory assets	91	92
Regulatory liabilities	(125)	(178)
Income tax payable	2,036	2,204
Accounts payable	(370)	(1,579)
Accrued expenses	2,584	(260)
Accrued interest	395	667
Deposits and other	64	59
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,316	7,129

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(9,346)	(9,212)
Proceeds from sale of assets	7	30
NET CASH USED IN INVESTING ACTIVITIES	(9,339)	(9,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under lines of credit agreements	(4,097)	1,138
(Decrease) increase in overdraft payable	(78)	13
Net advances and contributions in aid of construction	2,751	3,179
Net proceeds from issuance of common stock	601	286
Dividends paid	(2,406)	(2,319)
Principal repayments of long-term debt	(527)	(510)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,756)	1,787

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	221	(266)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	28	596

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$249	$330

Non-cash Investing and Financing Activity:
Utility plant received as construction advances and contributions	$1,991	$320
Dividends declared but not paid	—	—

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,487	$1,232
Income taxes paid	$30	$360

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Unaudited
(In thousands)

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2019	8,410	882	$8,410	$882	$101,811	$49,165	$160,268
Net income	—	—	—	—	—	4,074	4,074
Cash dividends declared
Common stock	—	—	—	—	—	(2,319)	(2,319)
Issuance of common stock
Dividend reinvestment plan	3	—	3	—	105	—	108
Employee stock options and awards(4)	5	—	5	—	129	—	134
Employee Retirement Plan(3)	2	—	2	—	87	—	89
Balance as of March 31, 2020	8,420	882	8,420	882	102,132	50,920	162,354

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2020	$8,475	$882	$8,475	$882	$103,463	$56,606	$169,426
Net income	—	—	—	—	—	4,206	4,206
Cash dividends declared
Common stock	—	—	—	—	—	(2,406)	(2,406)
Issuance of common stock
Dividend reinvestment plan	3	—	3	—	95	—	98
Employee stock options and awards(4)	22	—	22	—	438	—	460
Employee Retirement Plan(3)	2	—	2	—	84	—	86
Balance as of March 31, 2021	$8,502	$882	$8,502	$882	$104,080	$58,406	$171,870

(1)
At March 31, 2021, and March 31, 2020, Class A Common Stock had 15,000,000 shares authorized.  For the same periods, shares issued, inclusive of treasury shares, were 8,531,099 and 8,449,292, respectively.

(2)	At March 31, 2021, and March 31, 2020, Class B Common Stock had 1,040,000 shares authorized and 881,452 shares issued.
(3)	Artesian Resources Corporation registered 500,000 shares of Class A Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
(4)
Under the Equity Compensation Plan, effective December 9, 2015, or the 2015 Plan, Artesian Resources Corporation authorized up to 331,500 shares of Class A Common Stock for issuance of grants in the form of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the 2015 Plan. Includes stock compensation expense for March 31, 2021 and March 31, 2020, see Note 5-Stock Compensation Plans.

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

Artesian Wastewater Management, Inc., or Artesian Wastewater, is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company.  Artesian Wastewater owns and operates four wastewater treatment facilities, which are permitted to treat approximately 500,000 gallons per day.  Artesian Wastewater and Sussex County, a political subdivision of Delaware, provide reciprocal services to address the periodic need of each for additional wastewater treatment and disposal capacity in certain service areas within Sussex County. There are numerous locations in Sussex County where Artesian Wastewater’s and Sussex County’s facilities are capable of being connected or integrated to allow for the movement and disposal of wastewater generated by one or the other’s system in a manner that most efficiently and cost effectively manages wastewater transmission, treatment and disposal.  Artesian Wastewater received an operations permit in March 2020 for a disposal facility that includes a 90 million gallon storage lagoon and spray irrigation to agricultural land.  This facility will be used to provide treated process wastewater disposal services for an industrial customer at a rate of approximately 1.5 million gallons per day. The industrial customer recently received its process wastewater treatment operating permit and we expect to begin operating this facility in the second quarter of 2021.

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

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for Form 10-Q.  Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  Accordingly, these condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes in the Company's annual report on Form 10-K for fiscal year 2020 as filed with the SEC on March 12, 2021.

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company's balance sheet position as of March 31, 2021, the results of its operations for the three month periods ended March 31, 2021 and March 31, 2020, its cash flows for the three month periods ended March 31, 2021 and March 31, 2020 and the changes in stockholders’ equity for the three  month periods ended March 31, 2021 and March 31, 2020.  The December 31, 2020 Condensed Consolidated Balance Sheet was derived from the Company’s December 31, 2020 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.

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

Accounts receivable related to tariff contract revenues are typically due within 25 days of invoicing.  An allowance for doubtful accounts is calculated as a percentage of total associated revenues based upon historical trends and adjusted for current conditions.  We mitigate our exposure to credit losses by discontinuing services in the event of non-payment; accordingly, the related allowance for doubtful accounts and associated bad debt expense has not been significant.  However, due to the COVID-19 pandemic causing hardships for many utility customers, in March 2020, state government agencies issued executive orders requiring utility companies to take a number of steps to support their customers and communities, including prohibiting service disconnections for non-payment and prohibiting late fees.  In July 2020, the State of Delaware lifted its executive orders placing a moratorium on service disconnections for non-payment, with a provision requiring utilities to offer payment arrangements extending at least four months to customers.  After properly notifying customers, Artesian reinstated its late fee process in September 2020 and began administering service disconnections in October 2020 for its Delaware customers.  The State of Maryland and the Commonwealth of Pennsylvania lifted their executive orders placing moratoriums on service disconnections for non-payment effective November 2020.  The State of Maryland requires utilities to offer payment arrangements extending twelve months.  The Company experienced longer receivable cycles throughout 2020 and made an adjustment to increase the reserve for bad debt $0.5 million in 2020. We will continue to evaluate this adjustment amount as government agencies consider additional executive orders prohibiting late fees and service disconnections for non-payment.

The DEPSC and the MDPSC issued orders authorizing utilities deferred regulatory treatment for incremental costs related to COVID-19.  As of March 31, 2021, we have not recorded a deferred regulatory asset for incremental costs related to COVID-19, but will continue to evaluate the on-going impact of the pandemic and whether incremental costs incurred are sufficient to warrant treatment as a deferred regulatory asset in accordance with the orders issued by the DEPSC and MDPSC.

Non-tariff Contract Revenues

Artesian generates SLP Plan revenue once a customer requests service to cover all parts, materials and labor required to repair or replace leaking water service lines, leaking or clogged sewer lines, or water and wastewater lines within the customer’s residence, up to an annual limit.  We recognize revenue from these services on a ratable basis over time as the customer simultaneously receives and consumes all the benefits of having service line protection services.  These contract services are billed in advance on a monthly or quarterly basis.  As a result, we record deferred revenue (contract liability) and accounts receivable for any amounts for which we have a right to invoice but for which services have not been provided.  Accounts receivable from SLP Plan customers are typically due within 25 days of invoicing.  An allowance for doubtful accounts is calculated as a percentage of total SLP Plan contract revenue.  We mitigate our exposure to credit losses by discontinuing services in the event of non-payment; accordingly, the related allowance for doubtful accounts and associated bad debt expense has not been significant.

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

Artesian generates design and installation revenue for services related to the design and construction of wastewater infrastructure for a state agency under contract.  We recognize revenue from these services over time as services are performed using the percentage-of-completion method based on an input method of incurred costs (cost-to-cost).  These services are invoiced at the end of every month based on incurred costs to date.  As of March 31, 2021, there is no associated contract asset or liability.  There is no allowance for doubtful accounts or bad debt expense associated with this revenue.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by service type; all revenues are generated within a similar geographical location:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Tariff Revenue
Consumption charges	$10,418	$10,160
Fixed fees	6,999	6,737
Service charges	201	147
DSIC	1,172	1,152
Industrial wastewater services	$6	$8
Total Tariff Revenue	$18,796	$18,204
Non-Tariff Revenue
Service line protection plans	$1,096	$1,088
Contract operations	230	216
Design and installation	151	—
Inspection fees	84	102
Total Non-Tariff Revenue	$1,561	$1,406
Other Operating Revenue not in scope of ASC 606	$379	$291
Total Operating Revenue	$20,736	$19,901

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	March 31, 2021	December 31, 2020

Contract Assets – Tariff	$2,067	$2,175

Deferred Revenue
Deferred Revenue – Tariff	$1,055	$1,150
Deferred Revenue – Non-Tariff	292	300
Total Deferred Revenue	$1,347	$1,450

For the three months ended March 31, 2021, the Company recognized revenue of $1.2 million from amounts that were included in Deferred Revenue – Tariff at the beginning of the year and revenue of $0.2 million from amounts that were included in Deferred Revenue – Non-Tariff at the beginning of the year.

The increases of Contract Assets and Deferred Revenue were primarily due to normal timing differences between our performance and customer payments.

Remaining Performance Obligations

As of March 31, 2021 and December 31, 2020, Deferred Revenue – Tariff is recorded net of contract assets within Unbilled operating revenues and represents our remaining performance obligations for our fixed fee water and wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of March 31, 2021 and December 31, 2020, Deferred Revenue – Non-Tariff is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services and wastewater inspections, which are expected to be satisfied and associated revenue recognized within the next three months and one year for the SLP Plan revenue and inspection fee revenue, respectively.

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

Rent expense for all operating leases except those with terms of 12 months or less comprises:

	(in thousands)
	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020

Minimum rentals	$7	$7
Contingent rentals	—	—

	$7	$7

Supplemental cash flow information related to leases is as follows:

	(in thousands)
	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7	$7
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$455	$474

Supplemental balance sheet information related to leases is as follows:

	(in thousands, except lease term and discount rate)
	March 31, 2021	December 31, 2020

Operating Leases:
Operating lease right-of-use assets	$455	$460

Other current liabilities	$20	20
Operating lease liabilities	427	432
Total operating lease liabilities	$447	$452

Weighted Average Remaining Lease Term
Operating leases	59 years	59 years
Weighted Average Discount Rate
Operating leases	3.6%	5.0%

Maturities of operating lease liabilities that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2021 are as follows:

(in thousands)
Operating Leases
Year
2021	$42
2022	23
2023	23
2024	23
2025	24
Thereafter	1,304
Total undiscounted lease payments	$1,439
Less effects of discounting	(992)
Total lease liabilities recognized	$447

As of March 31, 2021, we have not entered into operating or finance leases that will commence at a future date.

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

Compensation expense of $43,000, related to the May 2020 issue of restricted stock awards, was recorded for the three months ended March 31, 2021.  Compensation expense of $45,000 was recorded for the three months ended March 2020 for restricted stock awards issued in May 2019.  Costs were determined based on the fair value on the dates of the awards and those costs were charged to income over the service periods associated with the awards.

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

The following summary reflects changes in the shares of Class A Stock underlying options and restricted stock awards for the three months ended March 31, 2021:

	Options				Restricted Awards
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)	Outstanding Restricted Stock Awards	Weighted Average Grant Date Fair Value
Plan options/restricted stock awards
Outstanding at January 1, 2021	116,347	$2,090		$1,882	5,000	$35
Granted	—	—		—	—	—
Exercised/vested and released	(21,885)	19		484	—	—
Expired/cancelled	—	—		—	—	—
Outstanding at March 31, 2021	94,462	$21	2	$1,704	5,000	$35

Exercisable/vested at March 31, 2021	94,462	$21	2	$1,704	—	—

The total intrinsic value of options exercised during the three months ended March 31, 2021 was approximately $484,000.

There were no unvested option shares outstanding under the 2015 Plan during the three months ended March 31, 2021.

As of March 31, 2021, there were no unrecognized expenses related to non-vested option shares granted under the 2015 Plan.

As of March 31, 2021, there was $17,000 total unrecognized expenses related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.10 years, the remaining vesting period for the restricted stock awards.

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

In thousands	March 31, 2021	December 31, 2020

Investment in CoBank	$4,850	$4,374
Goodwill	623	623
Other	290	312
	$5,763	$5,309

NOTE 7 - REGULATORY ASSETS

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

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Rate case studies	5
Delaware rate proceedings	2.5
Maryland rate proceedings	5
Debt related costs	15 to 30 (based on term of related debt)
Goodwill (resulting from acquisition of Mountain Hill Water Company in 2008)	50
Deferred acquisition costs (resulting from purchase of water assets in Cecil County, Maryland in 2011 and Port Deposit, Maryland in 2010)	20
Franchise Costs (resulting from purchase of water assets in Cecil County, Maryland in 2011)	80

Regulatory assets, net of amortization, comprise:
	(in thousands)
	March 31, 2021	December 31, 2020

Deferred income taxes	$367	$370
Expense of rate case studies and other	44	46
Debt related costs	5,145	5,233
Goodwill	279	281
Deferred acquisition and franchise costs	533	543
	$6,368	$6,473

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

Pursuant to the enactment of the TCJA, on December 22, 2017, the Company adjusted its existing deferred income tax balances to reflect the decrease in the corporate income tax rate from 34% to 21% (see Note 11)) resulting in a decrease in the net deferred income tax liability of $24.3 million, of which $22.8 million was reclassified to a regulatory liability related to Artesian Water and Artesian Water Maryland.  The regulatory liability amount is subject to certain Internal Revenue Service normalization rules that require the benefits to customers be spread over the remaining useful life of the underlying assets giving rise to the associated deferred income taxes.  On January 31, 2019, the DEPSC approved the amortization of the regulatory liability amount of $22.2 million over a period of 49.5 years beginning February 1, 2018, subject to audit at a later date.  The MDPSC has not issued a final order on the regulatory liability amount of $0.6 million regarding the effects of the TCJA on Maryland customers.

Regulatory liabilities comprise:
	(in thousands)
	March 31, 2021	December 31, 2020

Utility plant retirement cost obligation	$125	$126
Deferred income taxes (related to TCJA)	21,444	21,555
	$21,569	$21,681

NOTE 9 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards.

The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months Ended March 31,
	2021	2020
	(in thousands)

Weighted average common shares outstanding during the period for Basic computation	9,368	9,297
Dilutive effect of employee stock options and awards	39	46

Weighted average common shares outstanding during the period for Diluted computation	9,407	9,343

For the three months ended March 31, 2021, no shares of restricted stock awards were excluded from the calculations of diluted net income per share. For the three months ended March 31, 2020, no shares of restricted stock awards were excluded from the calculations of diluted net income per share.  Due to unrecognized compensation costs, the hypothetical repurchase of shares exceeded the number of restricted shares expected to vest during the period, creating an anti-dilutive effect. For the three months ended March 31, 2021 and March 31, 2020, no shares of stock options were excluded from the calculations of diluted net income per share, as the calculated proceeds from the options’ exercise were lower than the average market price of the Company’s common stock during the period.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Common Stock, or Class B Stock. As of March 31, 2021, 8,502,122 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of March 31, 2020, 8,420,315 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share.

Equity per common share was $18.35 and $18.16 at March 31, 2021 and December 31, 2020, respectively. These amounts were computed by dividing common stockholders' equity by the number of shares of common stock outstanding on March 31, 2021 and December 31, 2020, respectively.

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

The following table summarizes (1) Artesian Water’s applications with the DEPSC to collect DSIC rates and (2) the rates upon which eligible plant improvements are based:

Application Date	11/15/2019	05/29/2020	11/20/2020
DEPSC Approval Date	12/12/2019	06/17/2020	12/14/2020
Effective Date	01/01/2020	07/01/2020	01/01/2021
Cumulative DSIC Rate	7.50%	7.41%	7.50%
Net Eligible Plant Improvements – Cumulative Dollars (in millions)	$43.1	$43.1	$43.1
Eligible Plant Improvements – Installed Beginning Date	10/01/2014	10/01/2014	10/01/2014
Eligible Plant Improvements – Installed Ending Date	04/30/2019	04/30/2019	04/30/2019

The rate reflects the eligible plant improvements installed through April 30, 2019.  The DSIC rates effective January 1, 2020, July 1, 2020, and January 1, 2021 are still subject to audit at a later date by the DEPSC.  For each of the three months ended March 31, 2021 and March 31, 2020, we earned approximately $1.2 million in DSIC revenue.

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

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known.  The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense.  The Company has accrued approximately $5,300 in penalties and interest for the three months ended March 31, 2021. The Company remains subject to examination by federal and state authorities for the tax years 2017 through 2020.

The Tax Reform Act of 1986 mandated that Advances and CIAC received subsequent to December 31, 1986, generally are taxable income.  The 1996 Tax Act provided an exclusion from taxable income for CIAC and Advances received after June 12, 1996 except for certain contributions for large services that are not included in rate base for rate-making purposes.  On December 22, 2017, the TCJA repealed the 1996 exclusion from taxable income effective prospectively on the enactment date.

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

Long-term Financial Liabilities

All of Artesian Resources’ outstanding long-term debt as of March 31, 2021 and December 31, 2020 was fixed-rate.  The fair value of the Company’s long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  Level 2 is valued using observable inputs other than quoted prices.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt (including current portion) are shown below:

In thousands
	March 31, 2021	December 31, 2020
Carrying amount	$143,563	$144,090
Estimated fair value	$161,162	$171,374

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

NOTE 13 – RELATED PARTY TRANSACTIONS

Mr. Michael Houghton currently serves as a director.  Mr. Houghton is a Partner in the law firm of Morris Nichols Arsht & Tunnell, or MNAT, in Wilmington, Delaware.  In the normal course of business, the Company utilizes the services of MNAT for various regulatory, real estate and public policy matters.  Approximately $13,000 and  $119,000 was paid to MNAT during the three months ended March 31, 2021, and March 31, 2020, respectively, for legal and director related services.  As of March 31, 2021, the Company had a $1,000 accounts payable balance due to MNAT.

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

Additionally, as part of the Company’s growth strategy, on August 3, 2020, Artesian Water completed its purchase of substantially all of the water system operating assets from the City of Delaware City, or Delaware City, a Delaware municipality located in New Castle County, Delaware, including the right to provide water service to Delaware City’s existing customers, or the Delaware City Water System.  The Delaware City Water System currently serves approximately 800 customers.  The total purchase price was $2.1 million.  The acquisition was accounted for as a business combination under ASC Topic 805.  The purchase price allocation is primarily attributed to utility plant assets.  The Company utilized similar valuation methodologies to those described above.

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

NOTE 15 - GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water utility service to customers within their established service territory in all three counties of Delaware and in portions of Maryland and Pennsylvania, pursuant to rates filed with and approved by the DEPSC, the MDPSC and the PAPUC.  As of March 31, 2021, Artesian Water was serving approximately 90,500 customers, Artesian Water Maryland was serving approximately 2,500 customers and Artesian Water Pennsylvania was serving approximately 40 customers.

Artesian Wastewater provides wastewater utility service to customers within its established service territory in Sussex County, Delaware pursuant to rates filed with and approved by the DEPSC.  As of March 31, 2021, Artesian Wastewater was serving approximately 2,900 customers, including one large industrial customer that comprises approximately 25% of the outstanding accounts receivable balance.  All wastewater customers are located in Sussex County, Delaware.

NOTE 16 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued new guidance that provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting as the market transitions from reference rates that are expected to be discontinued, such as the London Inter-bank Offered Rate, or LIBOR.  The guidance was effective upon issuance and may be applied prospectively to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued, evaluated on or before December 31, 2022, beginning during the reporting period in which the guidance has been elected.  LIBOR is expected to be phased out completely by June 30, 2023.  The guidance is optional and may be elected over time as reference rate reform activities occur.  The Company has not yet modified any agreements as a result of reference rate reform and is evaluating the impact of the new guidance on our financial position, results of operations and cash flows.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that express our "belief," "anticipation" or "expectation," as well as other statements that are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding specific and overall impacts of the COVID-19 global pandemic on our financial condition and results of operations, our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, our expectation of the timing of decisions by regulatory authorities, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, our ability to adjust our debt level, interest rate, maturity schedule and structure, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, anticipated growth in our non-regulated division, the impact of recent acquisitions on our ability to expand and foster relationships, anticipated investments in certain of our facilities and systems and the sources of funding for such investments, and the sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A -Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020, and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, failure to receive regulatory approval, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as a representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2021

OVERVIEW

Our profitability is primarily attributable to the sale of water. Gross water sales composed 86.0% of total operating revenues for the three months ended March 31, 2021.  Our profitability is also attributed to the various contract operations, water, sewer and internal SLP Plans and other services we provide.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

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

COVID-19 Pandemic

In March 2020, the World Health Organization classified the coronavirus, or COVID-19, outbreak as a pandemic. Subsequently on March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency.  The emergence of COVID-19 around the world presents risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time.  While the COVID-19 pandemic has not materially adversely affected the Company’s financial results and business operations, economic and health conditions in the United States and across most of the globe continue to change.  The full impact of the COVID-19 outbreak continues to evolve as of the date of this report.  Management is actively monitoring the situation and impacts on its operations, suppliers, industry, and workforce.

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

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue.  As of March 31, 2021, the number of metered water customers in Delaware increased approximately 2.7% compared to March 31, 2020.  The number of metered water customers in Maryland and Pennsylvania remained consistent compared to March 31, 2020.  For the three months ended March 31, 2021, approximately 1.8 billion gallons of water were distributed in our Delaware systems and approximately 27.8 million gallons of water were distributed in our Maryland systems.

Wastewater Division

Artesian Wastewater owns wastewater collection and treatment infrastructure and began providing regulated wastewater services to customers in Delaware in July 2005.   Artesian Wastewater Maryland was incorporated on June 3, 2008 and is able to provide regulated wastewater services to customers in Maryland.  It is not currently providing these services in Maryland.  Our residential and commercial wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.  The number of Delaware wastewater customers increased approximately 14.3% compared to March 31, 2020.  In addition, Artesian Wastewater entered into wastewater services agreements with a large industrial customer.  The wastewater services agreements with this customer are discussed further in the “Strategic Direction” section below.

Non-Regulated Division

Artesian Utility provides contract water and wastewater operation services to private, municipal and governmental institutions.  Artesian Utility also offers three protection plans to customers, the WSLP Plan, the SSLP Plan, and the ISLP Plan.  SLP Plan customers are billed a flat monthly or quarterly rate, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  As of March 31, 2021, the eligible customers enrolled in the WSLP Plan, the SSLP Plan and the ISLP Plan increased 2.9%, 1.9% and 8.3%, respectively, compared to March 31, 2020.  The non-utility customers enrolled in one of our three protections plans increased 3.2%.

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

On September 27, 2016, Artesian Wastewater entered into a wastewater services agreement with a large industrial customer for Artesian Wastewater to provide treatment and disposal services for sanitary wastewater discharged from this customer’s properties located in Sussex County, Delaware upon completion of a pipeline to transfer the sanitary wastewater.  The pipeline was completed in the second quarter of 2017.  The transfer of sanitary wastewater began in the second quarter of 2019.  On January 27, 2017, Artesian Wastewater entered into a second wastewater agreement with this customer for Artesian Wastewater to provide disposal services for approximately 1.5 mgd of treated industrial process wastewater upon completion of an approximately eight mile pipeline that will transfer the wastewater from this customer’s properties to a 90 million gallon storage lagoon at Artesian’s Sussex Regional Recharge Facility.  We will use the reclaimed wastewater for spray irrigation on agricultural land in the area.  We received an operations permit in March 2020.  The industrial customer recently received its process wastewater treatment operating permit and we expect to begin operating this facility in the second quarter of 2021.

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

Results of Operations – Analysis of the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020.

Operating Revenues

Revenues totaled $20.7 million for the three months ended March 31, 2021, $0.8 million, or 4.2%, more than revenues for the three months ended March 31, 2020. Water sales revenue increased $0.4 million, or 2.5%, for the three months ended March 31, 2021 from the corresponding period in 2020, primarily due to an increase in residential consumption revenue, partially offset by a decrease in non-residential consumption revenue.  In addition, fixed fee revenue increased related to customer growth.  We realized 86.0% and 87.4% of our total operating revenue for the three months ended March 31, 2021 and March 31, 2020, respectively, from the sale of water.

Other utility operating revenue increased approximately $0.2 million, or 17.1%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.  The increase is primarily due to an increase in wastewater revenue from customer growth.

Non-utility operating revenue increased approximately $0.2 million, or 14.6%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.  The increase is primarily due to an increase in contract service revenue related to a contract for the design and construction of wastewater infrastructure.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.6 million, or 5.3%, for the three months ended March 31, 2021, compared to the same period in 2020, primarily related to an increases in utility operating expenses and non-utility operating expenses of $0.4 million and $0.2 million, respectively.

Utility operating expenses increased $0.4 million, or 3.9%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to an increase in payroll and employee benefit costs related to an increase in overall compensation, an increase in the number of employees and an increase in hours worked related to winter weather conditions experienced in early 2021.  In addition, repair and maintenance costs increased related to an increase in maintenance costs primarily associated with wastewater treatment facilities and equipment.

Non-utility operating expenses increased $0.2 million, or 25.7%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to an increase in costs associated with the wastewater infrastructure design and construction contract and an increase in payroll and employee benefit costs.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 57.5% for the three months ended March 31, 2021, compared to 56.9% for the three months ended March 31, 2020.

Depreciation and amortization expense increased $0.3 million, or 9.4%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense remained the same, primarily due to higher pre-tax income in 2021 compared to 2020, offset by a decrease in tax expense related to stock options.

Other Income, Net

Other income, net increased $0.1 million, primarily due to an increase in miscellaneous income of $0.3 million related to an increase in the annual patronage refund from CoBank, ACB.  The primary refund calculation for both 2021 and 2020 was based on 0.8% of the average loan balance outstanding.  In addition, a special patronage distribution based on 0.165% and 0.1% of the average loan balance outstanding was refunded in March 2021 and March 2020, respectively.  Allowance for funds used during construction, or AFUDC, decreased $0.2 million as a result of lower long-term construction activity subject to AFUDC for the three months ended March 31, 2021 compared to the same period in 2020.

Net Income

Our net income applicable to common stock increased $0.1 million, or 3.2%, to $4.2 million, primarily due to an increase in other income, net.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the three months ended March 31, 2021 were $13.3 million of cash provided by operating activities, $2.8 million in net contributions and advances from developers and $0.6 million in net proceeds from the issuance of common stock.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.  We will continue to borrow on available lines of credit in order to satisfy current liquidity needs.  In addition, the Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.

Investment in Plant and Systems

The primary focus of our investments is to continue to provide high quality reliable service to our growing service territory.  Capital expenditures during the first three months of 2021 were $9.3 million compared to $9.2 million during the same period in 2020.  During the first three months of 2021, we invested approximately $4.3 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for installing new mains.  We invested $3.1 million to enhance or improve existing treatment facilities and replace aging wells and pumping equipment to better serve our customers.  We invested $0.2 million for equipment purchases, computer hardware and software upgrades and transportation equipment.  Developers financed $0.8 million for the installation of water mains and hydrants in 2021 compared to $1.1 million in 2020.  We invested $0.2 million to upgrade and automate our meter reading equipment.  We invested approximately $0.6 million in mandatory utility plant expenditures due to governmental highway projects, which required the relocation of water service mains in addition to facility improvements and upgrades.  We invested $0.1 million in wastewater projects in Delaware.

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

Lines of Credit and Long Term Debt

At March 31, 2021, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources. As of March 31, 2021, there was $35.3 million of available funds under this line of credit.  The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.25%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 31, 2021 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At March 31, 2021, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland. As of March 31, 2021, there was $2.0 million of available funds under this line of credit.  The interest rate for borrowings under this line allows the Company to select either LIBOR plus 1.50% or a weekly variable rate established by CoBank; the Company has historically used the weekly variable interest rate.  The term of this line of credit expires on July 30, 2021. Artesian Water expects to renew this line of credit.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$22,716	$--	$--	$--

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$6,623	$13,169	$13,056	$188,219	$221,067
State revolving fund loans (principal and interest)	838	1,296	1,061	2,359	5,554
Promissory note (principal and interest)	960	1,920	1,923	12,296	17,099
Operating leases	42	46	47	1,304	1,439
Operating agreements	73	75	80	856	1,084
Unconditional purchase obligations	2,938	114	14	---	3,066
Tank painting contractual obligation	207	830	138	---	1,175
Total contractual cash obligations	$11,681	$17,450	$16,319	$205,034	$250,484

Artesian’s long-term debt agreements and revolving lines of credit contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guarantee certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business.  As of March 31, 2021, we were in compliance with these covenants.

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

On April 28, 2020, Artesian Water entered into three financing agreements, or the Financing Agreements, with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of the state of Delaware, or the Department.  Under the Financing Agreements, the Department has agreed to advance to Artesian Water up to approximately $1.7 million, $1.0 million and $1.3 million, collectively, the Loans, to finance all or a portion of the costs to replace specific water transmission mains in service areas located in New Castle County, Delaware, collectively, the Projects.  In accordance with the Financing Agreements, Artesian Water will from time to time request funds under the Loans as it incurs costs in connection with the Projects.  The Company shall pay to the Department, on the principal amount drawn down and outstanding from the date drawn, interest at a rate of 0.6% per annum and an administrative fee at the rate of 0.6% per annum.  As of March 31, 2021, no funds were borrowed under the Loans.

In order to control purchased power cost, in August 2018 Artesian Water entered into an electric supply contract with MidAmerican effective from September 2018 through May 2022.  In February 2021, Artesian Water entered into a new electric supply contract with MidAmerican that is effective from May 2021 to May 2025.  The fixed rate will be lowered 5.6% starting in May 2021.  In August 2018, Artesian Water Maryland entered into an electric supply agreement with Constellation NewEnergy.  The fixed rate for Constellation NewEnergy was lowered 4.9% starting in May 2019.  The current fixed price contract is effective from May 2019 through May 2022.

Payments for unconditional purchase obligations reflect minimum water purchase obligations based on rates that are subject to change under our interconnection agreement with the Chester Water Authority, which expires December 31, 2021 and minimum water purchase obligations based on a contract rate under our interconnection agreement with the Town of North East, which expires June 26, 2024.

In April 2021, Artesian Water entered into a 3-year agreement with Worldwide Industries Corporation effective July 1, 2021 to paint elevated water storage tanks.  Pursuant to the 3-year agreement, the total expenditure for the three years is $1.2 million.

\Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including any arrangements with any structured finance, special purpose or variable interest entities.

Critical Accounting Assumptions, Estimates and Policies; Recent Accounting Pronouncements

This discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2020 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2020.  The preparation of those financial statements required management to make assumptions and estimates that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods.  Actual amounts or results could differ from those based on such assumptions and estimates.

Our critical accounting policies are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2020.  There have been no changes in our critical accounting policies.  Our significant accounting policies are described in our notes to the 2020 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2020.

Information concerning our implementation and the impact of recent accounting pronouncements issued by the FASB is included in the notes to our 2020 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2020 and also in the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.  We did not adopt any accounting policy in the first three months of 2021 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds and the term of the promissory note, which have final maturity dates ranging from 2028 to 2049, and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit, with two banks, under which the interim bank loans payable at March 31, 2021 were approximately $22.7 million.  An increase in the variable interest rates will result in an increase in the cost of borrowing on these variable rate lines of credit.  Also, changes in LIBOR could affect our operating results and liquidity.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing multi-year supply contracts at fixed prices.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in such Annual Report on Form 10-K.

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

101.BAL	Inline XBRL Condensed Consolidated Balance Sheets (unaudited)*
101.OPS	Inline XBRL Condensed Consolidated Statements of Operations (unaudited)*
101.CSH	Inline XBRL Condensed Consolidated Statements of Cash Flows (unaudited)*

101.NTS	Inline XBRL Notes to the Condensed Consolidated Financial Statements (unaudited)*

104	The cover page from Artesian Resources Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in Inline iXBRL (contained in exhibit 101).*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: May 6, 2021	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: May 6, 2021	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial Officer)

*   Filed herewith
** Furnished herewith