Form 10-Q
period 2021-06-30
ARTESIAN RESOURCES CORP
filed 2021-08-06
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, 8,519,681 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	June 30, 2021	December 31, 2020
Utility plant, at original cost (less accumulated depreciation 2021 - $ 153,894; and 2020 - $147,469)	$577,126	$559,561
Current assets
Cash and cash equivalents	369	28
Accounts receivable (less allowance for doubtful accounts 2021 - $591; 2020 - $862)	9,728	10,162
Income tax receivable	70	629
Unbilled operating revenues	1,765	1,166
Materials and supplies	1,467	1,535
Prepaid property taxes	—	1,891
Prepaid expenses and other	2,962	2,208
Total current assets	16,361	17,619
Other assets
Non-utility property (less accumulated depreciation - 2021 - $902; 2020 - $865)	3,759	3,796
Other deferred assets	5,759	5,309
Operating lease right of use assets	450	460
Total other assets	9,968	9,565
Regulatory assets, net	6,516	6,473
Total Assets	$609,971	$593,218

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$9,400	$9,357
Preferred stock	—	—
Additional paid-in capital	104,453	103,463
Retained earnings	58,007	56,606
Total stockholders' equity	171,860	169,426
Long-term debt, net of current portion	143,286	142,333
	315,146	311,759
Current liabilities
Lines of credit	25,693	26,813
Current portion of long-term debt	1,618	1,757
Accounts payable	6,991	6,341
Accrued expenses	5,160	4,283
Dividends payable	2,454	—
Overdraft payable	508	105
Accrued interest	905	930
Income taxes payable	2,390	28
Customer and other deposits	2,335	2,064
Other	1,695	1,403
Total current liabilities	49,749	43,724

Commitments and contingencies

Deferred credits and other liabilities
Net advances for construction	4,277	4,578
Operating lease liabilities	427	432
Regulatory liabilities	21,411	21,681
Deferred investment tax credits	464	473
Deferred income taxes	47,249	50,313
Total deferred credits and other liabilities	73,828	77,477

Net contributions in aid of construction	171,248	160,258
Total Liabilities and Stockholders’ Equity	$609,971	$593,218
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2021	2020	2021	2020
Operating revenues
Water sales	$20,078	$19,423	$37,908	$36,816
Other utility operating revenue	1,107	1,084	2,574	2,336
Non-utility operating revenue	1,377	1,245	2,815	2,501
Total Operating Revenues	22,562	21,752	43,297	41,653

Operating expenses
Utility operating expenses	9,754	9,359	19,350	18,593
Non-utility operating expenses	862	733	1,777	1,462
Depreciation and amortization	2,976	2,693	5,988	5,445
State and federal income taxes	1,542	1,537	2,893	2,896
Property and other taxes	1,341	1,306	2,761	2,672
Total Operating Expenses	16,475	15,628	32,769	31,068

Operating income	6,087	6,124	10,528	10,585

Other income, net
Allowance for funds used during construction (AFUDC)	371	338	615	762
Miscellaneous (expense) income	(59)	(13)	1,343	1,075

Income before interest charges	6,399	6,449	12,486	12,422

Interest charges	1,894	1,883	3,775	3,782

Net income applicable to common stock	$4,505	$4,566	$8,711	$8,640

Income per common share:
Basic	$0.48	$0.49	$0.93	$0.93
Diluted	$0.48	$0.49	$0.93	$0.92

Weighted average common shares outstanding:
Basic	9,395	9,326	9,381	9,311
Diluted	9,425	9,367	9,416	9,357

Cash dividends per share of common stock	$0.2610	$0.2496	$0.5181	$0.4992

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,711	$8,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,988	5,445
Deferred income taxes, net	(3,073)	(1,766)
Stock compensation	92	90
AFUDC, equity portion	(415)	(508)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	434	(1,278)
Income tax receivable	559	19
Unbilled operating revenues	(599)	(548)
Materials and supplies	68	(254)
Prepaid property taxes	1,891	1,952
Prepaid expenses and other	(754)	(407)
Other deferred assets	(467)	(425)
Regulatory assets	(71)	165
Regulatory liabilities	(297)	(323)
Income tax payable	2,362	4,497
Accounts payable	650	(3,323)
Accrued expenses	877	(110)
Accrued interest	(25)	78
Deposits and other	567	(107)
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,498	11,837

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(22,140)	(16,952)
Investment in acquisitions	—	(3,632)
Proceeds from sale of assets	15	34
NET CASH USED IN INVESTING ACTIVITIES	(22,125)	(20,550)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under lines of credit agreements	(1,120)	7,235
Increase in overdraft payable	403	182
Net advances and contributions in aid of construction	9,786	5,711
Net proceeds from issuance of common stock	941	886
Issuance of long-term debt	1,720	—
Dividends paid	(4,856)	(4,644)
Principal repayments of long-term debt	(906)	(880)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,968	8,490

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	341	(223)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	28	596

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$369	$373

Non-cash Investing and Financing Activity:
Utility plant received as construction advances and contributions	$2,334	$619
Dividends declared but not paid	2,454	2,330

Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,800	$3,704
Income taxes paid	$3,248	$360

Purchase price of allocation of investment in acquisitions:
Utility plant	$—	$3,009
Other deferred assets/goodwill	—	623
Total investment in acquisitions	$—	$3,632

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Unaudited
(In thousands)

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2019	8,410	882	$8,410	$882	$101,811	$49,165	$160,268
Net income	—	—	—	—	—	4,074	4,074
Cash dividends declared
Common stock	—	—	—	—	—	(2,319)	(2,319)
Issuance of common stock
Dividend reinvestment plan	3	—	3	—	105	—	108
Employee stock options and awards(4)	5	—	5	—	129	—	134
Employee Retirement Plan(3)	2	—	2	—	87	—	89
Balance as of March 31, 2020	8,420	882	$8,420	$882	$102,132	$50,920	$162,354
Net income	—	—	—	—	—	4,566	4,566
Cash dividends declared
Common stock	—	—	—	—	—	(4,655)	(4,655)
Issuance of common stock
Dividend reinvestment plan	3	—	3	—	87	—	90
Employee stock options and awards(4)	24	—	24	—	399	—	423
Employee Retirement Plan(3)	4	—	4	—	128	—	132
Balance as of June 30, 2020	8,451	882	$8,451	$882	$102,746	$50,831	$162,910

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2020	8,475	882	$8,475	$882	$103,463	$56,606	$169,426
Net income	—	—	—	—	—	4,206	4,206
Cash dividends declared
Common stock	—	—	—	—	—	(2,406)	(2,406)
Issuance of common stock
Dividend reinvestment plan	3	—	3	—	95	—	98
Employee stock options and awards(4)	22	—	22	—	438	—	460
Employee Retirement Plan(3)	2	—	2	—	84	—	86
Balance as of March 31, 2021	8,502	882	$8,502	$882	$104,080	$58,406	$171,870
Net income	—	—	—	—	—	4,505	4,505
Cash dividends declared
Common stock	—	—	—	—	—	(4,904)	(4,904)
Issuance of common stock
Dividend reinvestment plan	2	—	2	—	103	—	105
Employee stock options and awards(4)	11	—	11	—	165	—	176
Employee Retirement Plan(3)	3	—	3	—	105	—	108
Balance as of June 30, 2021	8,518	882	$8,518	$882	$104,453	$58,007	$171,860

(1)
At June 30, 2021 and June 30, 2020, Class A Common Stock had 15,000,000 shares authorized.  For the same periods, shares issued, inclusive of treasury shares, were 8,548,106 and 8,449,292, respectively.

(2)	At June 30, 2021 and June 30, 2020, Class B Common Stock had 1,040,000 shares authorized and 881,452 shares issued.
(3)	Artesian Resources Corporation registered 500,000 shares of Class A Common Stock available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.
(4)
Under the Equity Compensation Plan, effective December 9, 2015, or the 2015 Plan, Artesian Resources Corporation authorized up to 331,500 shares of Class A Common Stock for issuance of grants in the form of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the 2015 Plan. Includes stock compensation expense for June 30, 2021, and June 30, 2020, see Note 5-Stock Compensation Plans.

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

Artesian Wastewater Management, Inc., or Artesian Wastewater, is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company.  Artesian Wastewater owns and operates four wastewater treatment facilities, which are permitted to treat approximately 500,000 gallons per day.  Artesian Wastewater and Sussex County, a political subdivision of Delaware, provide reciprocal services to address the periodic need of each for additional wastewater treatment and disposal capacity in certain service areas within Sussex County. There are numerous locations in Sussex County where Artesian Wastewater’s and Sussex County’s facilities are capable of being connected or integrated to allow for the movement and disposal of wastewater generated by one or the other’s system in a manner that most efficiently and cost effectively manages wastewater transmission, treatment and disposal.  Artesian Wastewater received an operations permit in March 2020 for a disposal facility that includes a 90 million gallon storage lagoon and spray irrigation to agricultural land.  This facility will be used to provide treated process wastewater disposal services for an industrial customer at a rate of approximately 1.5 million gallons per day. We began operating this facility in late June 2021, shortly after the industrial customer received its process wastewater treatment operating permit.

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

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company's balance sheet position as of June 30, 2021, the results of its operations for the three and six months periods ended June 30, 2021 and June 30, 2020, its cash flows for the six month periods ended June 30, 2021 and June 30, 2020 and the changes in stockholders’ equity for the three and six months periods ended June 30, 2021 and June 30, 2020.  The December 31, 2020 Condensed Consolidated Balance Sheet was derived from the Company’s December 31, 2020 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.

The results of operations for the interim periods presented are not necessarily indicative of the results for the full year or for future periods.

Use of Estimates
Management has made certain estimates and assumptions regarding credit losses and reserves for bad debt related to the executive orders issued by state government agencies in 2020 that required utility companies to temporarily prohibit late fees and service disconnections for non-payment.  Management will continue to review these estimates and assumptions for credit losses and reserve for bad debt, and will make adjustments as applicable.

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

Artesian generates revenue from industrial wastewater services provided to a customer in Sussex County, Delaware.  We recognize industrial wastewater service revenue at a contract rate on a monthly basis for the volume of wastewater transferred to Artesian’s wastewater facilities based upon meter readings for actual gallons of wastewater transferred.  These services are invoiced at the end of every month based on the actual meter readings for that month, and therefore there is no contract asset or liability associated with this revenue.  The contract also provides for a minimum required volume of wastewater flow to our facility.  At each year end, any shortfall of the actual volume from the required minimum volume is billed to the industrial customer and recorded as revenue.  Additionally, if during the course of the year it is probable that the actual volume will not meet the minimum required volume, estimated revenue amounts would be recorded for the pro rata minimum volume, constrained for potential flow capacity that could occur in the remainder of the year.  Pursuant to a settlement agreement, for the calendar year 2021 only, the minimum required volume will be prorated on a seven month basis beginning June 1, 2021 and ending December 31, 2021.

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

Accounts receivable related to tariff contract revenues are typically due within 25 days of invoicing.  An allowance for doubtful accounts is calculated as a percentage of total associated revenues based upon historical trends and adjusted for current conditions.  We mitigate our exposure to credit losses by discontinuing services in the event of non-payment; accordingly, the related allowance for doubtful accounts and associated bad debt expense has not been significant.  However, due to the COVID-19 pandemic causing hardships for many utility customers, in March 2020, state government agencies issued executive orders requiring utility companies to take a number of steps to support their customers and communities, including prohibiting service disconnections for non-payment and prohibiting late fees.  In July 2020, the State of Delaware lifted its executive orders placing a moratorium on service disconnections for non-payment, with a provision requiring utilities to offer payment arrangements extending at least four months to customers.  After properly notifying customers, Artesian reinstated its late fee process in September 2020 and began administering service disconnections in October 2020 for its Delaware customers.  The State of Maryland and the Commonwealth of Pennsylvania lifted their executive orders placing moratoriums on service disconnections for non-payment effective November 2020.  The State of Maryland requires utilities to offer payment arrangements extending twelve months.  The Company experienced longer receivable cycles throughout 2020 and made an adjustment to increase the reserve for bad debt $0.5 million in 2020.  During the three months ended June 30, 2021, we made an adjustment to reduce the reserve by $0.3 million.  We will continue to monitor factors that affect the reserve for bad debt.

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

Artesian generates design and installation revenue for services related to the design and construction of wastewater infrastructure for a state agency under contract.  We recognize revenue from these services over time as services are performed using the percentage-of-completion method based on an input method of incurred costs (cost-to-cost).  These services are invoiced at the end of every month based on incurred costs to date.  As of June 30, 2021, there is no associated contract asset or liability.  There is no allowance for doubtful accounts or bad debt expense associated with this revenue.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by service type; all revenues are generated within a similar geographical location:

(in thousands)	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Tariff Revenue
Consumption charges	$12,660	$12,182	$23,078	$22,342
Fixed fees	6,872	6,657	13,871	13,394
Service charges	119	15	320	162
DSIC	1,316	1,267	2,488	2,418
Industrial wastewater services	(384)	7	(379)	15
Total Tariff Revenue	$20,583	$20,128	$39,378	$38,331

Non-Tariff Revenue
Service line protection plans	$1,134	$1,079	$2,230	$2,167
Contract operations	217	213	447	429
Design and installation	62	—	212	—
Inspection fees	52	8	136	110
Total Non-Tariff Revenue	$1,465	$1,300	$3,025	$2,706

Other Operating Revenue not in scope of ASC 606	$514	$324	$894	$616

Total Operating Revenue	$22,562	$21,752	$43,297	$41,653

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	June 30, 2021	December 31, 2020

Contract Assets – Tariff	$2,801	$2,175

Deferred Revenue
Deferred Revenue – Tariff	$1,193	$1,150
Deferred Revenue – Non-Tariff	379	300
Total Deferred Revenue	$1,572	$1,450

For the six months ended June 30, 2021, the Company recognized revenue of $1.2 million from amounts that were included in Deferred Revenue – Tariff at the beginning of the year and revenue of $0.3 million from amounts that were included in Deferred Revenue – Non- Tariff at the beginning of the year.

The increases of Contract Assets and Deferred Revenue were primarily due to normal timing differences between our performance and customer payments.

Remaining Performance Obligations

As of June 30, 2021 and December 31, 2020, Deferred Revenue – Tariff is recorded net of contract assets within Unbilled operating revenues and represents our remaining performance obligations for our fixed fee water and wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of June 30, 2021 and December 31, 2020, Deferred Revenue – Non-Tariff is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services and wastewater inspections, which are expected to be satisfied and associated revenue recognized within the next three months and one year for the SLP Plan revenue and inspection fee revenue, respectively.

NOTE 4 – LEASES

The Company leases land and office equipment under operating leases from non-related parties.  Our leases have remaining lease terms of 1 years to 75 years, some of which include options to automatically extend the leases for up to 66 years.  Payments made under operating leases are recognized in the consolidated statement of operations on a straight-line basis over the period of the lease.  The annual lease payments for the land operating leases increase each year either by the most recent increase in the Consumer Price Index or by 3%, as applicable based on the lease agreements.  Periodically, the annual lease payment for one operating land lease is determined based on the fair market value of the applicable parcel of land.  None of the operating leases contain contingent rent provisions.  The commencement date of all the operating leases is the earlier of the date we become legally obligated to make rent payments or the date we may exercise control over the use of the land or equipment.  The Company currently does not have any financing leases and does not have any lessor leases that require disclosure.

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

Rent expense for all operating leases except those with terms of 12 months or less comprises:

	(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Minimum rentals	$7	$7	$14	$14
Contingent rentals	—	—	—	—

	$7	$7	$14	$14

Supplemental cash flow information related to leases is as follows:

	(in thousands)
	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14	$14
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$450	$469

Supplemental balance sheet information related to leases is as follows:

	(in thousands, except lease term and discount rate)
	June 30, 2021	December 31, 2020

Operating Leases:
Operating lease right-of-use assets	$450	$460

Other current liabilities	$16	20
Operating lease liabilities	427	432
Total operating lease liabilities	$443	$452

Weighted Average Remaining Lease Term
Operating leases	60 years	59 years
Weighted Average Discount Rate
Operating leases	5.0%	5.0%

Maturities of operating lease liabilities that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2021 are as follows:

(in thousands)
Operating Leases
Year
2022	$37
2023	23
2024	23
2025	23
2026	24
Thereafter	1,303
Total undiscounted lease payments	$1,433
Less effects of discounting	(990)
Total lease liabilities recognized	$443

As of June 30, 2021, we have not entered into operating or finance leases that will commence at a future date.

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

Compensation expense, for the three and six months ended June 30, 2021 of approximately $49,000 and $92,000, respectively, was recorded for restricted stock awards issued in May 2020 and May 2021.  Compensation expense, for the three and six months ended June 30, 2020 of approximately $45,000 and $90,000, respectively, was recorded for restricted stock awards issued in May 2019 and May 2020.  Costs were determined based on the fair value on the dates of the awards and those costs were charged to income over the service periods associated with the awards.

There was no stock compensation cost capitalized as part of an asset.

On May 4, 2021, 5,000 shares of Class A Stock were granted as restricted stock awards.  The fair value per share was $40.11, the closing price of the Class A Stock as recorded on the Nasdaq Global Select Market on May 4, 2021.  Prior to their release date, these restricted stock awards may be subject to forfeiture in the event of the recipient’s termination of service.

On May 6, 2020, 5,000 shares of Class A Stock, were granted as restricted stock awards.  The fair value per share was 35.01, the closing price of the Class A Stock as recorded on the Nasdaq Global Select Market on May 6, 2020. Prior to their release date, these restricted stock awards may be subject to forfeiture in the event of the recipient’s termination of service.

The following summary reflects changes in the shares of Class A Stock underlying options and restricted stock awards for the six months ended June 30, 2021:

	Options				Restricted Awards
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)	Outstanding Restricted Stock Awards	Weighted Average Grant Date Fair Value
Plan options/restricted stock awards
Outstanding at January 1, 2021	116,347	$20.90		$1,882	5,000	$35
Granted	—	—		—	5,000	40
Exercised/vested and released	(28,597)	19.04		624	(5,000)	35
Expired/cancelled	—	—		—	—	—
Outstanding at June 30, 2021	87,750	$21.51	2.008	$1,339	5,000	$40

Exercisable/vested at June 30, 2021	87,750	$21.51	2.008	$1,339	—	—

The total intrinsic value of options exercised during the six months ended June 30, 2021 was approximately $624,000.

There were no unvested option shares outstanding under the 2015 Plan during the six months ended June 30, 2021.

As of June 30, 2021, there were no unrecognized expenses related to non-vested option shares granted under the 2015 Plan.

As of June 30, 2021, there was $169,000 total unrecognized expenses related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.84 years, the remaining vesting period for the restricted stock awards.

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

In thousands	June 30, 2021	December 31, 2020

Investment in CoBank	$4,850	$4,374
Goodwill	623	623
Other	286	312
	$5,759	$5,309

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

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Deferred contract costs and other	5
Rate case studies	5
Delaware rate proceedings	2.5
Maryland rate proceedings	5
Debt related costs	15 to 30 (based on term of related debt)
Goodwill (resulting from acquisition of Mountain Hill Water Company in 2008)	50
Deferred acquisition costs (resulting from purchase of water assets in Cecil County, Maryland in 2011 and Port Deposit, Maryland in 2010)	20
Franchise Costs (resulting from purchase of water assets in Cecil County, Maryland in 2011)	80

Regulatory assets, net of amortization, comprise:
	(in thousands)
	June 30, 2021	December 31, 2020

Deferred income taxes	$363	$370
Deferred contract costs and other	292	46
Debt related costs	5,061	5,233
Goodwill	277	281
Deferred acquisition and franchise costs	523	543
	$6,516	$6,473

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

Regulatory liabilities comprise:
	(in thousands)
	June 30, 2021	December 31, 2020

Utility plant retirement cost obligation	$78	$126
Deferred income taxes (related to TCJA)	21,333	21,555
	$21,411	$21,681

NOTE 9 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards.

The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Weighted average common shares outstanding during the period for Basic computation	9,395	9,326	9,381	9,311
Dilutive effect of employee stock options and awards	30	41	35	46

Weighted average common shares outstanding during the period for Diluted computation	9,425	9,367	9,416	9,357

For the three and six months ended June 30, 2021 and 2020, no shares of restricted stock awards were excluded from the calculations of diluted net income per share.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Common Stock, or Class B Stock. As of June 30, 2021, 8,519,129 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of June 30, 2020, 8,451,910 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share.

Equity per common share was $18.32 and $18.16 at June 30, 2021 and December 31, 2020, respectively. These amounts were computed by dividing common stockholders' equity by the number of shares of common stock outstanding on June 30, 2021 and December 31, 2020, respectively.

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

The rate reflects the eligible plant improvements installed through April 30, 2019.  The DSIC rate effective January 1, 2021 is still subject to audit by the DEPSC at a later date.  For the three and six months ended June 30, 2021, we earned approximately $1.3 million and $2.5 million in DSIC revenue, respectively.  For the three and six months ended June 30, 2020, we earned approximately $1.3 million and $2.4 million in DSIC revenue, respectively.

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

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known.  The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense.  The Company has accrued approximately $10,600 in penalties and interest for the six months ended June 30, 2021. The Company remains subject to examination by federal and state authorities for the tax years 2017 through 2020.

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

Long-term Financial Liabilities

All of Artesian Resources’ outstanding long-term debt as of June 30, 2021 and December 31, 2020 was fixed-rate.  The fair value of the Company’s long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  Level 2 is valued using observable inputs other than quoted prices.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt (including current portion) are shown below:

In thousands
	June 30, 2021	December 31, 2020
Carrying amount	$144,393	$144,090
Estimated fair value	$164,242	$171,374

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

NOTE 13 – RELATED PARTY TRANSACTIONS

Mr. Michael Houghton currently serves as a director.  Mr. Houghton is a Partner in the law firm of Morris Nichols Arsht & Tunnell, or MNAT, in Wilmington, Delaware.  In the normal course of business, the Company utilizes the services of MNAT for various regulatory, real estate and public policy matters.  Approximately $58,000 and $71,000 was paid to MNAT during the three and six months ended June 30, 2021, respectively, for legal services and director related services.  Approximately $109,000 and $228,000 was paid to MNAT during the three and six months ended June 30, 2020, respectively, for legal and director related services.  As of June 30, 2021, the Company had a $73,000 accounts payable balance due to MNAT.

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

NOTE 15 - GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water utility service to customers within their established service territory in all three counties of Delaware and in portions of Maryland and Pennsylvania, pursuant to rates filed with and approved by the DEPSC, the MDPSC and the PAPUC.  As of June 30, 2021, Artesian Water was serving approximately 90,900 customers, Artesian Water Maryland was serving approximately 2,500 customers and Artesian Water Pennsylvania was serving approximately 40 customers.

Artesian Wastewater provides wastewater utility service to customers within its established service territory in Sussex County, Delaware pursuant to rates filed with and approved by the DEPSC.  As of June 30, 2021, Artesian Wastewater was serving approximately 3,000 customers, including one large industrial customer. All wastewater customers are located in Sussex County, Delaware.

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

NOTE 17 - SUBSEQUENT EVENT

On July 15, 2021, Artesian Water entered into a Financing Agreement, or the Financing Agreement, with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of the state of Delaware, or the Department.  Under the Financing Agreement, the Department has agreed to advance to Artesian Water up to approximately $2.5 million, or the Loan, to finance all or a portion of the cost to acquire the Town of Frankford water system and to replace water transmission mains and renew services and hydrants in the Town of Frankford, collectively, the Project.  In accordance with the Financing Agreement, Artesian Water will from time to time request funds under the Loan as it incurs costs in connection with the Project.  Artesian Water will request an initial draw of approximately $1.5 million for the acquisition of the Town of Frankford water system.  Upon receipt of the initial draw, an amount equal to approximately $1.5 million will be automatically forgiven by the Department and shall no longer be considered outstanding or unpaid principal under the Financing Agreement.  The Company shall pay to the Department, on the principal amount drawn down and outstanding from the date drawn, interest at a rate of 1.0% per annum and an administrative fee at the rate of 1.0% per annum.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that express our "belief," "anticipation" or "expectation," as well as other statements that are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding specific and overall impacts of the COVID-19 global pandemic on our financial condition and results of operations, our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, our expectation of the timing of decisions by regulatory authorities, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, our ability to adjust our debt level, interest rate, maturity schedule and structure, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, anticipated growth in our non-regulated division, the impact of recent acquisitions on our ability to expand and foster relationships, anticipated investments in certain of our facilities and systems and the sources of funding for such investments, and the sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A -Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020, and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, failure to receive regulatory approval, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as a representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2021

OVERVIEW

Our profitability is primarily attributable to the sale of water. Gross water sales composed 87.5% of total operating revenues for the six months ended June 30, 2021.  Our profitability is also attributed to the various contract operations, water, sewer and internal SLP Plans and other services we provide.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. Our contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

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

COVID-19 Pandemic

As of June 30, 2021, the Company’s financial results and business operations have not been materially adversely affected by the coronavirus, or COVID-19, outbreak, which was declared a pandemic in March 2020.  The full impact of the COVID-19 outbreak continues to evolve as of the date of this report.  Management is actively monitoring the situation and impacts on its operations, suppliers, industry, and workforce.

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue.  As of June 30, 2021, the number of metered water customers in Delaware increased approximately 2.3% compared to June 30, 2020.  The number of metered water customers in Maryland increased approximately 1.5% compared to June 30, 2020.  The number of metered water customers in Pennsylvania remained consistent compared to June 30, 2020.  For the six months ended June 30, 2021, approximately 4.0 billion gallons of water were distributed in our Delaware systems and approximately 63.6 million gallons of water were distributed in our Maryland systems.

Wastewater Division

Artesian Wastewater owns wastewater collection and treatment infrastructure and began providing regulated wastewater services to customers in Delaware in July 2005.  Artesian Wastewater Maryland was incorporated on June 3, 2008 and is able to provide regulated wastewater services to customers in Maryland.  It is not currently providing these services in Maryland.  Our residential and commercial wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.  The number of Delaware wastewater customers increased approximately 14.1% compared to June 30, 2020.  In addition, Artesian Wastewater entered into wastewater services agreements with a large industrial customer.  The wastewater services agreements with this customer are discussed further in the “Strategic Direction” section below.

Non-Regulated Division

Artesian Utility provides contract water and wastewater operation services to private, municipal and governmental institutions.  Artesian Utility also offers three protection plans to customers, the WSLP Plan, the SSLP Plan, and the ISLP Plan.  SLP Plan customers are billed a flat monthly or quarterly rate, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  As of June 30, 2021, the eligible customers enrolled in the WSLP Plan, the SSLP Plan and the ISLP Plan increased 4.0%, 3.2% and 21.1%, respectively, compared to June 30, 2020.  The non-utility customers enrolled in one of our three protections plans increased 5.0%.

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

Our ability to develop partnerships with various county governments, municipalities and developers has provided a number of opportunities.  In the last four years, we completed seven acquisitions including asset purchase agreements with municipal and developer/homeowner association operated systems.  Some recent acquisitions are noted below.

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

On September 27, 2016, Artesian Wastewater entered into a wastewater services agreement with a large industrial customer for Artesian Wastewater to provide treatment and disposal services for sanitary wastewater discharged from this customer’s properties located in Sussex County, Delaware upon completion of a pipeline to transfer the sanitary wastewater.  The pipeline was completed in the second quarter of 2017.  The transfer of sanitary wastewater began in the second quarter of 2019.  On January 27, 2017, Artesian Wastewater entered into a second wastewater agreement with this customer for Artesian Wastewater to provide disposal services for approximately 1.5 mgd of treated industrial process wastewater upon completion of an approximately eight mile pipeline that will transfer the wastewater from this customer’s properties to a 90 million gallon storage lagoon at Artesian’s Sussex Regional Recharge Facility.  We will use the reclaimed wastewater for spray irrigation on agricultural land in the area.  We received an operations permit in March 2020.  We began operating this facility in late June 2021, shortly after the industrial customer received its process wastewater treatment operating permit.  This agreement includes a required minimum wastewater flow.  Pursuant to a settlement agreement, for the calendar year 2021 only, the minimum required volume of wastewater will be prorated on a seven month basis beginning June 1, 2021 and ending December 31, 2021.

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

Results of Operations – Analysis of the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020.

Operating Revenues

Revenues totaled $22.6 million for the three months ended June 30, 2021, $0.8 million, or 3.7%, more than revenues for the three months ended June 30, 2020. Water sales revenue increased $0.7 million, or 3.4%, for the three months ended June 30, 2021 from the corresponding period in 2020, primarily due to an increase in non-residential consumption revenue, partially offset by a decrease in residential consumption revenue.  In addition, fixed fee revenue increased related to customer growth.  We realized 89.0% and 89.3% of our total operating revenue for the three months ended June 30, 2021 and June 30, 2020, respectively, from the sale of water.

Other utility operating revenue increased slightly for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.  The increase in wastewater revenue from customer growth was offset by a decrease in industrial wastewater service revenue resulting from an adjustment, pursuant to a settlement agreement, of approximately $0.4 million related to the minimum required volume of wastewater under contract.

Non-utility operating revenue increased approximately $0.1 million, or 10.6%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.  The increase is primarily due to an increase in contract service revenue related to a contract for the design and construction of wastewater infrastructure and an increase in Service Line Protection Plan revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.6 million, or 4.9%, for the three months ended June 30, 2021, compared to the same period in 2020, primarily related to an increase in utility operating expenses and non-utility operating expenses of $0.4 million and $0.1 million, respectively.

Utility operating expenses increased $0.4 million, or 4.2%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.  The increase is primarily related to the following.

Payroll and employee benefit costs increased $0.2 million, primarily related to an increase in overall compensation and an increase in the number of employees.
Purchased water costs increased $0.2 million, related to the timing of water purchased under contract.

Repair and maintenance costs increased $0.2 million, related to an increase in maintenance costs primarily associated with water and wastewater treatment facilities and equipment and an increase in fuel costs.

Water treatment costs increased $0.1 million, primarily related to the timing of water treatment chemical usage.

Administrative costs decreased $0.3 million, primarily due to a decrease in bad debt reserve related to non-payment of water customer receivable balances resulting from the COVID-19 pandemic partially offset by an increase in overall employee related costs and professional service fees as well as an increase in legal expenses related to a settlement agreement concerning the payment of fees by an industrial wastewater customer.

Non-utility operating expenses increased $0.1 million, or 17.6%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to an increase in payroll and employee benefit costs, an increase in costs associated with the wastewater infrastructure design and construction contract, and an increase in plumbing services related to Service Line Protection Plan repairs.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 53.0% for the three months ended June 30, 2021, compared to 52.4% for the three months ended June 30, 2020.

Depreciation and amortization expense increased $0.3 million, or 10.5%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Net Income

Our net income applicable to common stock decreased $0.1 million, or 1.3%, primarily due to a decrease in net operating income.

Results of Operations – Analysis of the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020.

Operating Revenues

Revenues totaled $43.3 million for the six months ended June 30, 2021, $1.6 million, or 3.9%, more than revenues for the six months ended June 30, 2020. Water sales revenue increased $1.1 million, or 3.0%, for the six months ended June 30, 2021 from the corresponding period in 2020, primarily due to an increase in residential and non-residential consumption revenue.  In addition, fixed fee revenue increased related to customer growth.  We realized 87.6% and 88.4% of our total operating revenue for the six months ended June 30, 2021 and June 30, 2020, respectively, from the sale of water.

Other utility operating revenue increased approximately $0.2 million, or 10.2%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.  The increase is primarily due to an increase in wastewater revenue from customer growth, partially offset by a decrease in industrial wastewater service revenue resulting from an adjustment, pursuant to a settlement agreement, of approximately $0.4 million related to the minimum required volume of wastewater under contract.

Non-utility operating revenue increased approximately $0.3 million, or 12.6%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.  The increase is primarily due to an increase in contract service revenue related to a contract for the design and construction of wastewater infrastructure and an increase in Service Line Protection Plan revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $1.2 million, or 5.1%, for the six months ended June 30, 2021, compared to the same period in 2020, primarily related to an increase in utility operating expenses and non-utility operating expenses of $0.8 million and $0.3 million, respectively.

Utility operating expenses increased $0.8 million, or 4.1%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.  The increase is primarily related to the following.

Payroll and employee benefit costs increased $0.2 million, primarily related to an increase in overall compensation and an increase in the number of employees.
Purchased water costs increased $0.2 million, related to the timing of water purchased under contract.

Repair and maintenance costs increased $0.2 million, related to an increase in maintenance costs primarily associated with water and wastewater treatment facilities and equipment and an increase in fuel costs.

Water treatment costs increased $0.1 million, primarily related to the timing of water treatment chemical usage.

Administrative costs decreased $0.3 million, primarily due to a decrease in bad debt reserve related to non-payment of water customer receivable balances resulting from the COVID-19 pandemic partially offset by an increase in overall employee related costs and professional service fees as well as an increase in legal expenses related to a settlement agreement concerning the payment of fees by an industrial wastewater customer.

Water treatment costs increased $0.1 million, primarily related to the timing of water treatment chemical usage.

Non-utility operating expenses increased $0.3 million, or 21.5%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to an increase in costs associated with the wastewater infrastructure design and construction contract, an increase in payroll and employee benefit costs and an increase in plumbing services related to Service Line Protection Plan repairs.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 55.2% for the six months ended June 30, 2021, compared to 54.6% for the six months ended June 30, 2020.

Depreciation and amortization expense increased $0.5 million, or 10.0%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Other Income, Net

Other income, net increased $0.1 million, primarily due to an increase in miscellaneous income of $0.3 million related to an increase in the annual patronage refund from CoBank, ACB.  The primary refund calculation for both 2021 and 2020 was based on 0.8% of the average loan balance outstanding.  In addition, a special patronage distribution based on 0.165% and 0.1% of the average loan balance outstanding was refunded in March 2021 and March 2020, respectively.  Allowance for funds used during construction, or AFUDC, decreased $0.1 million as a result of lower long-term construction activity subject to AFUDC for the six months ended June 30, 2021 compared to the same period in 2020.

Net Income

Our net income applicable to common stock increased $0.1 million, or 0.8%, primarily related to an increase in other income, net.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the six months ended June 30, 2021 were $16.5 million of cash provided by operating activities, $9.8 million in net contributions and advances from developers, $1.7 million from the issuance of long-term debt and $0.9 million in net proceeds from the issuance of common stock.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.  We will continue to borrow on available lines of credit in order to satisfy current liquidity needs.  In addition, the Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.

Investment in Plant and Systems

The primary focus of our investments is to continue to provide high quality reliable service to our growing service territory.  Capital expenditures during the first six months of 2021 were $22.1 million compared to $20.6 million during the same period in 2020.  During the first six months of 2021, we invested approximately $11.2 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for installing new mains.  We invested $4.5 million to enhance or improve existing treatment facilities and replace aging wells and pumping equipment to better serve our customers.  We invested $0.7 million for equipment purchases, computer hardware and software upgrades and transportation equipment.  Developers financed $2.9 million for the installation of water mains and hydrants in 2021 compared to $2.2 million in 2020.  We invested $0.5 million to upgrade and automate our meter reading equipment.  We invested approximately $1.4 million in mandatory utility plant expenditures due to governmental highway projects, which required the relocation of water service mains in addition to facility improvements and upgrades.  We invested $0.9 million in wastewater projects in Delaware.

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

Lines of Credit and Long-Term Debt

At June 30, 2021, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources. As of June 30, 2021, there was $32.3 million of available funds under this line of credit.  The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%.  It is expected that the LIBOR rate will no longer be published for most currencies as of December 31, 2021, however, publication for USD currency should continue through June 30, 2023.  As a result, it is possible that, in the future, the LIBOR rate may become unavailable or may no longer be deemed an appropriate reference rate upon which to determine the interest rate on LIBOR Rate Loans.  In light of this eventuality, Citizens currently has initiatives underway to identify new or alternative reference rates to be used in place of the LIBOR rate.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 22, 2022 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At June 30, 2021, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland. As of June 30, 2021, there was $2.0 million of available funds under this line of credit.  The interest rate for borrowings under this line allows the Company to select either LIBOR plus 1.50% or a weekly variable rate established by CoBank; the Company has historically used the weekly variable interest rate.  The term of this line of credit expires on July 30, 2022. Artesian Water expects to renew this line of credit.

Line of Credit Commitments	Commitment Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$25,693	$--	$--	$--

Contractual Obligations	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$6,623	$13,169	$13,056	$188,219	$221,067
State revolving fund loans (principal and interest)	933	1,486	1,125	3,828	7,372
Promissory note (principal and interest)	960	1,920	1,923	12,056	16,859
Operating leases	37	46	47	1,303	1,433
Operating agreements	70	76	80	846	1,072
Unconditional purchase obligations	3,073	1,476	1,371	345	6,265
Tank painting contractual obligation	392	784	---	---	1,176
Total contractual cash obligations	$12,088	$18,957	$17,602	$206,597	$255,244

Artesian’s long-term debt agreements and revolving lines of credit contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guarantee certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business.  As of June 30, 2021, we were in compliance with these covenants.

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

On July 15, 2021, Artesian Water entered into a Financing Agreement, or the Financing Agreement, with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of the state of Delaware, or the Department.  Under the Financing Agreement, the Department has agreed to advance to Artesian Water up to approximately $2.5 million, or the Loan, to finance all or a portion of the cost to acquire the Town of Frankford water system and to replace water transmission mains and renew services and hydrants in the Town of Frankford, collectively, the Project.  In accordance with the Financing Agreement, Artesian Water will from time to time request funds under the Loan as it incurs costs in connection with the Project.  Artesian Water will request an initial draw of approximately $1.5 million for the acquisition of the Town of Frankford water system.  Upon receipt of the initial draw, an amount equal to approximately $1.5 million will be automatically forgiven by the Department and shall no longer be considered outstanding or unpaid principal under the Financing Agreement.  The Company shall pay to the Department, on the principal amount drawn down and outstanding from the date drawn, interest at a rate of 1.0% per annum and an administrative fee at the rate of 1.0% per annum.

On April 28, 2020, Artesian Water entered into three financing agreements, or the Financing Agreements, with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of the state of Delaware, or the Department.  Under the Financing Agreements, the Department has agreed to advance to Artesian Water up to approximately $1.7 million, $1.0 million and $1.3 million, collectively, the Loans, to finance all or a portion of the costs to replace specific water transmission mains in service areas located in New Castle County, Delaware, collectively, the Projects.  In accordance with the Financing Agreements, Artesian Water will from time to time request funds under the Loans as it incurs costs in connection with the Projects.  The Company shall pay to the Department, on the principal amount drawn down and outstanding from the date drawn, interest at a rate of 0.6% per annum and an administrative fee at the rate of 0.6% per annum.  As of June 30, 2021, approximately $1.7 million was borrowed under the Loans.

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

Payments for unconditional purchase obligations reflect minimum water purchase obligations based on rates that are subject to change under two interconnection agreements with the Chester Water Authority.  One agreement that is currently in effect has a “take or pay” clause requiring us to purchase 3 million gallons per day, which expires on December 31, 2021.  The other agreement is effective from January 1, 2022 through December 31, 2026, and has a “take or pay” clause requiring us to purchase water on a step down schedule through July 5, 2022, thereafter requiring us to purchase 0.5 million gallons per day.  In addition, payments for unconditional purchase obligations reflect minimum water purchase obligations based on a contract rate under our interconnection agreement with the Town of North East, which expires June 26, 2024.

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

Information concerning our implementation and the impact of recent accounting pronouncements issued by the FASB is included in the notes to our 2020 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2020 and also in the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.  We did not adopt any accounting policy in the first six months of 2021 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds and the term of the promissory note, which have final maturity dates ranging from 2028 to 2049, and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit, with two banks, under which the interim bank loans payable at June 30, 2021 were approximately $25.7 million.  An increase in the variable interest rates will result in an increase in the cost of borrowing on these variable rate lines of credit.  Also, changes in LIBOR could affect our operating results and liquidity.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing multi-year supply contracts at fixed prices.

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

101.BAL	Inline XBRL Condensed Consolidated Balance Sheets (unaudited)*
101.OPS	Inline XBRL Condensed Consolidated Statements of Operations (unaudited)*
101.CSH	Inline XBRL Condensed Consolidated Statements of Cash Flows (unaudited)*

101.NTS	Inline XBRL Notes to the Condensed Consolidated Financial Statements (unaudited)*

104	The cover page from Artesian Resources Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in Inline iXBRL (contained in exhibit 101).*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: August 6, 2021	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: August 6, 2021	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial Officer)

*   Filed herewith
** Furnished herewith