Form 10-K
period 2021-12-31
ARTESIAN RESOURCES CORP
filed 2022-03-11
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial report under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

☐	Yes	☑	No

The aggregate market value of the Class A Non-Voting Common Stock and Class B Common Stock held by non-affiliates of the registrant at June 30, 2021 was $300,628,287 and $10,211,240, respectively.  The aggregate market value of Class A Non-Voting Common Stock was computed by reference to the closing price of such class as reported on the Nasdaq Global Select Market on June 30, 2021, which trade date was June 30, 2021.  The aggregate market value of Class B Common Stock was computed by reference to the last reported trade of such class as reported on the OTC Bulletin Board as of June 30, 2021, which trade date was June 18, 2021.

As of March 8, 2022, 8,534,673 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

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
-
anticipated investments in certain of our facilities and systems and the sources of funding for such investments; and sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs.

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

PART I

ITEM 1. BUSINESS

General Information

Artesian Resources Corporation, or Artesian Resources, is a Delaware corporation incorporated in 1927, that is the holding company of eight wholly-owned subsidiaries offering water, wastewater and other services in Delaware, Maryland and Pennsylvania.  The Company’s principal executive offices are located at 664 Churchmans Road, Newark, Delaware 19702.  Our principal subsidiary, Artesian Water Company, Inc., is the oldest and largest investor-owned public water utility on the Delmarva Peninsula, and has been providing superior water service since 1905.  We distribute and sell water, including water for public and private fire protection, to residential, commercial, industrial, municipal and utility customers in the states of Delaware, Maryland and Pennsylvania.  We provide wastewater services to customers in Delaware. In addition, we provide contract water and wastewater operations, and water, sewer and internal Service Line Protection Plans. Our Class A Non-Voting Common Stock is listed on the Nasdaq Global Select Market and trades under the symbol "ARTNA."  Our Class B Common Stock trades on the Nasdaq's OTC Bulletin Board under the symbol “ARTNB.”

Artesian Resources is the holding company of five regulated public utilities: Artesian Water Company, Inc., or Artesian Water, Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, Artesian Water Maryland, Inc., or Artesian Water Maryland, Artesian Wastewater Management, Inc., or Artesian Wastewater, and Artesian Wastewater Maryland, Inc., or Artesian Wastewater Maryland; and three non-regulated subsidiaries: Artesian Utility Development, Inc., or Artesian Utility, Artesian Development Corporation, or Artesian Development, and Artesian Storm Water Services, Inc., or Artesian Storm Water.  Effective January 14, 2022, Artesian Wastewater is the holding company of Tidewater Environmental Services, Inc. dba Artesian Wastewater, or TESI, a regulated public utility.  The terms "we," "our," “Artesian,” and the "Company" as used herein refer to Artesian Resources and its subsidiaries.  The business activity conducted by each of our subsidiaries is discussed below under separate headings.

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

We hold Certificates of Public Convenience and Necessity, or CPCNs, for approximately 300 square miles of exclusive water service territory, most of which is in Delaware and some in Maryland and Pennsylvania.  Our largest connected regional water system, consisting of approximately 141 square miles and 77,800 metered customers, is located in northern New Castle County and portions of southern New Castle County, Delaware.  We hold CPCN’s for approximately 34 square miles of wastewater service territory located in Sussex County, Delaware.  In January 2022, approximately 20 square miles of wastewater service territory, located in Sussex County, Delaware, was added upon the closing of the acquisition of TESI.  A significant portion of our exclusive service territory is in Sussex County, Delaware and remains undeveloped, and if and when development occurs and there is population growth in these areas, we will increase our customer base by providing water and/or wastewater service to the newly developed areas and new customers.

Subsidiaries

Artesian Water

Artesian Water, our principal subsidiary, distributes and sells water to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware.  In addition, Artesian Water provides services to other water utilities, including operations and billing functions, and has contract operation agreements with private and municipal water providers.  Artesian Water also provides water for public and private fire protection to customers in our service territories.  Artesian Water produced approximately 86% of our 2021 consolidated operating revenues.

We derive about 98% of our self-supplied groundwater from wells that pump groundwater from aquifers and other formations located in the Atlantic Coastal Plain.  The remaining 2% of our groundwater supply comes from wells in the Piedmont Province.  We use a variety of treatment methods, including aeration, pH adjustment, chlorination, fluoridation, ultra violet oxidation, arsenic removal, nitrate removal, radium removal, iron removal, and carbon adsorption to meet federal, state and local water quality standards.  Additionally, a corrosion inhibitor is added to our self-supplied groundwater and to supply from interconnections.  We have 60 different water treatment facilities in our Delaware systems.  All water supplies that we purchase from neighboring utilities are potable.

To supplement our groundwater supply, we purchase treated surface water through interconnections only in the northern service area of our New Castle County, Delaware system.  The treated surface water is blended with our groundwater supply for distribution to our customers.  Nearly 86% of the overall 8.3 billion gallons of water we distributed in all of our Delaware systems during 2021 came from our groundwater wells, while the remaining 14% came from interconnections with other utilities and municipalities.  In Delaware in 2021, we pumped an average of 19.6 million gallons per day, or mgd, from our groundwater wells and obtained an average of approximately 3.3 mgd from interconnections.  Our peak water supply capacity currently is approximately 57.0 mgd.  We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

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

In Delaware, we have 24 interconnections with two neighboring water utilities and seven municipalities that provide us with the ability to purchase or sell water.  An interconnection agreement with Chester Water Authority, that expired December 31, 2021, had a “take or pay” clause requiring us to purchase 3 million gallons per day.  The current agreement with Chester Water Authority, which is effective from January 1, 2022 through December 31, 2026, includes automatic five year renewal terms, unless terminated by either party, and has a “take or pay” clause requiring us to purchase water on a step down schedule through July 5, 2022, thereafter requiring us to purchase a minimum of 0.5 million gallons per day.

As of December 31, 2021, we were serving customers through approximately 1,398 miles of transmission and distribution mains.  Mains range in diameter from two inches to twenty-four inches, and most of the mains are made of ductile iron or cast iron.

We have 32 storage tanks in Delaware, most of which are elevated, providing total system storage of 43 million gallons. We have developed and are using an Aquifer Storage and Recovery, or ASR, system in New Castle County, Delaware.  Our ASR system provides approximately 130 million gallons of storage capacity, which can be withdrawn at an average rate of approximately 1 mgd.  At some locations, we rely on hydro-pneumatic tanks to maintain adequate system pressures.  Where possible, we combine our smaller satellite systems with systems having elevated storage facilities.

Artesian Water Maryland

Artesian Water Maryland began operations in August 2007.  Artesian Water Maryland distributes and sells water to residential, commercial, industrial and municipal customers in Cecil County, Maryland.  Artesian Water Maryland owns and operates 9 public water systems.

The majority of the 0.1 billion gallons of water we distributed in all of our Maryland systems during 2021 came from our groundwater wells, while a portion came from treated surface water.  We have nine separate water treatment facilities in our Maryland systems.  We have one water treatment facility that treats surface water through an intake in the Susquehanna River, located in Cecil County, Maryland, which has the ability to supply up to 1 mgd of water.  Our peak water supply capacity currently is approximately 2.0 mgd.  We have 7 storage tanks capable of storing approximately 2.4 million gallons.  We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

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

Artesian Wastewater owns and operates three wastewater treatment facilities, which are permitted to treat approximately 650,000 gallons per day.  Artesian Wastewater and Sussex County, a political subdivision of Delaware, provide reciprocal services to address the need of each for additional wastewater treatment and disposal capacity in certain service areas within Sussex County.  Artesian Wastewater received an operations permit in March 2020 for a disposal facility that includes a 90 million gallon storage lagoon and spray irrigation to agricultural land.  This facility provides treated process wastewater disposal services for an industrial customer at a rate up to 1.5 million gallons per day.  We began operating this facility in late June 2021, shortly after the industrial customer received its process wastewater treatment operating permit.

TESI

In January 2022, Artesian Wastewater acquired Tidewater Environmental Services, Inc.  Artesian Wastewater operates as the parent holding company of Tidewater Environmental Services, Inc. dba Artesian Wastewater, or TESI.  TESI was incorporated in December 2004 and is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Sussex County, Delaware as a regulated public wastewater service company. Artesian Wastewater purchased all of the stock of TESI from Middlesex for $6.4 million in cash and other consideration, including, forgiveness of a $2.1 million intercompany note due from Middlesex.  This acquisition more than doubled the number of wastewater customers served in Sussex County, Delaware and included all residents within the Town of Milton.

Artesian Wastewater Maryland

Artesian Wastewater Maryland was incorporated on June 3, 2008 and is able to provide regulated wastewater services to customers in the State of Maryland.  It is currently not providing these services.

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

Artesian Utility currently operates wastewater treatment facilities for the town of Middletown, in southern New Castle County, Delaware, or Middletown, under a 20-year contract that expires in July 2039.  The Company currently operates three wastewater treatment systems with a combined capacity of up to approximately 3.8 mgd.  The wastewater treatment facilities in Middletown provide reclaimed wastewater for use in spray irrigation on public and agricultural lands in the area.

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

Artesian Storm Water

Artesian Storm Water, incorporated in 2017, was formed to provide design, installation, maintenance and repair services related to existing or proposed storm water management systems in Delaware and the surrounding areas.  The ability to offer storm water services will complement the primary water and wastewater services that we provide.  Artesian Storm Water is not actively seeking new opportunities.

Government Regulations

Overview

The Company is subject to federal, state and local laws and regulations in all of the jurisdictions in which it operates.

These regulations include state commission orders, environmental protection, securities and exchange activities, including financial reporting and internal controls processes, data protection and privacy, tax compliance, health and safety, labor and employment practices, and other general business activities.

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

Service Territory Expansion

In Delaware, CPCN grants a water or wastewater company the exclusive right to serve all existing and new customers within a designated area.  The Delaware Public Service Commission, or DEPSC, has the authority to issue and revoke these CPCNs.  In this Form 10-K, we may refer to CPCNs as "franchises" or "service territories."

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

In Maryland, the Company must obtain approval from the appropriate local government authority for the ability to serve a particular area and also ensure that the acquired area is in the county’s master water and sewer plan.  The authority to exercise a franchise must then be obtained from the Maryland Public Service Commission, or MDPSC.  Utilities that seek to develop a franchise by constructing new facilities must obtain appropriate approvals from the Maryland Department of the Environment, or MDE, the local government and the MDPSC.  The utility must also obtain approval for soil and erosion plans and easement agreements from appropriate parties.
Environmental Regulation

The United States Environmental Protection Agency, or the EPA, the Delaware Department of Natural Resources and Environmental Control, or DNREC, and the Delaware Division of Public Health, or DPH, regulate the water quality of our treatment and distribution systems in Delaware, as do the EPA and the MDE, with respect to our operations in Maryland.  The Chester Water Authority, which supplies water to Artesian Water through an interconnection in northern New Castle County, is regulated by the Pennsylvania Department of Environmental Protection, as well as the EPA.  We believe that we are in material compliance with all current federal, state and local water quality standards, including regulations under the federal Safe Drinking Water Act. However, if new water quality regulations are too costly, or if we fail to comply with such regulations, it could have a material adverse effect on our financial condition, results of operations and planned capital investments.

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

The Lead and Copper Rule, or LCR, is a United States federal regulation that limits the concentration of lead and copper allowed in public drinking water at the consumer's tap, as well as limiting the permissible amount of pipe corrosion occurring due to the water itself.  The EPA first issued the rule in 1991 pursuant to the Safe Drinking Water Act.  The EPA promulgated the regulations following studies that concluded that copper and lead have an adverse effect on individuals.  The LCR sought to therefore limit the levels of these metals in water through improving water treatment centers, determining copper and lead levels for customers who use lead plumbing parts, and eliminating the water source as a source of lead and copper.  If the lead and copper levels exceed the "action levels", water suppliers are required to educate their consumers on how to reduce exposure to lead.  The EPA published a revised LCR in 2021, with a compliance deadline expected in 2024.  These revised requirements provide greater and more effective protection of public health by reducing exposure to lead and copper in drinking water. Implementation of the revised rule will better identify high levels of lead, improve the reliability of lead tap sampling results, strengthen corrosion control treatment requirements, expand consumer awareness and improve risk communication.  In addition, implementation of the revised rule will accelerate lead service line replacements by closing existing regulatory loopholes, propelling early action, and strengthening replacement requirements.  We are fully compliant with the current LCR and are actively examining the revised LCR to ensure we are fully compliant on or before the deadline date.

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

A normal by-product of our iron removal treatment facilities is a solid consisting of the iron removed from untreated groundwater plus residue from chemicals used in the treatment process.  The solids produced at our facilities are either disposed directly into approved wastewater facilities or removed from our facilities by a licensed third-party vendor.  A normal by-product of our carbon adsorption filtration process is exhausted carbon media, which is disposed of by the contractor providing the media replacement.  Management believes that compliance with existing federal, state or local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has no material effect upon the business and affairs of the Company, but there is no assurance that such compliance will continue to not have a material effect in the future.

Under Delaware state laws and regulations, we are required to file applications with DNREC for water allocation permits for each of our operating wells pumping greater than 50,000 gallons per day.  For any wells in the Delaware River Basin, we must also file allocation permits with the Delaware River Basin Commission, or DRBC.  We have 134 operating and 61 observation and monitoring wells in our Delaware systems.  At December 31, 2021, we had allocation permits for 115 wells and 24 wells that do not require a permit.

Our access to aquifers within our service territory is not exclusive.  Water allocation permits control the amount of water that can be drawn from water resources and are granted with specific restrictions on water level draw down limits, annual, monthly and daily pumpage limits, and well field allocation pumpage limits.  We are also subject to water allocation regulations that control the amount of water that we can draw from water sources.  As a result, if new or more restrictive water allocation regulations are imposed, they could have an adverse effect on our ability to supply the demands of our customers, and in turn, our water supply revenues and results of operations.  Our ability to supply the demands of our customers historically has not been affected by private usage of the aquifers by landowners or the limits imposed by the state of Delaware. Because of the extensive regulatory requirements relating to the withdrawal of any significant amounts of water from the aquifers, we believe that third-party usage of the aquifers within our service territory will not interfere with our ability to meet the present and future demands of our customers.

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

Materials and Supplies

We are highly dependent on the availability of essential materials and parts from our suppliers for expansion, construction and maintenance of our services.  The majority of the materials required for our water and wastewater utility business are typically under contract at fixed prices, however, supply chain issues associated with the COVID-19 pandemic resulted in price increases and  delays in procuring certain materials and equipment.  We have been successful in minimizing these delays and cost increases with thorough planning and pre-ordering, however there is no assurance that our future financial results or business operations will not be negatively affected.

Suppliers and Independent Contractors

We are dependent upon the ability of our suppliers and independent contractors to meet performance specifications, quality standards and delivery schedules at our anticipated costs.  While we maintain an extensive qualification and performance review system to control risk associated with such reliance on third parties, failure of suppliers or independent contractors to meet commitments could adversely affect construction and maintenance schedules.  The COVID-19 pandemic has delayed some of our construction projects and our lead time for material deliveries however, they have not impacted our ability to maintain our level of service to customers.  We are also dependent on the availability of electricity and purchased water at affordable prices.  Our electric costs and purchased water costs are at a fixed price under contract.

Employees and Human Capital Resources

As of December 31, 2021, we employed 245 full-time employees.  Of these employees, 56 were officers and managers; 116 were employed as operations personnel, including engineers, technicians, draftsman, maintenance and repair persons, meter readers and utility personnel; and 37 were employed in accounting, budgeting, information systems, human resources, customer relations and public relations.  The remaining 36 employees were administrative personnel.  The Company has no collective bargaining agreements with any of its employees, and its work force is not union organized or union represented.  We believe that our relations with our employees are good. Through ongoing employee development, competitive compensation and benefits, and a focus on health, safety and employee wellbeing, we strive to help our employees in all aspects of their lives.

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

Health and safety in the workplace for our employees is one of the Company’s core values.  Hazards in the workplace are proactively identified and actions are taken to maintain workplace safety.  We sponsor a wellness program designed to enhance physical, financial, and mental wellbeing for all our employees.  Throughout the year, we encourage healthy behaviors through regular communications, educational sessions and other incentives.  The COVID-19 pandemic further emphasized the importance of keeping our employees safe and healthy.  In response to the pandemic, the Company took actions to help protect our employees so that they could continue to perform their work in a safe and effective manner.

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

Risk Related to the COVID-19 Pandemic

Our business, results of operations, financial condition, cash flows and stock price may be adversely affected by pandemics, epidemics or other public health emergencies, such as the outbreak of the coronavirus and its variants, or COVID-19.

The COVID-19 pandemic continues to present business challenges.  Our business, results of operations, financial condition, cash flows and stock price may be adversely affected by pandemics, epidemics or other public health emergencies, such as the outbreak of COVID-19.  We are considered an essential utility service company, as defined by the U.S. Department of Homeland Security.  Although we have continued to operate our business to date consistent with federal guidelines and state and local orders, the outbreak of COVID-19 and any preventive or protective actions taken by governmental authorities may have an adverse effect on our operations.  Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets, which may adversely impact our stock price.  To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this report, such as those relating to our financial performance.  The ultimate impact of COVID-19 on our operational and financial performance in future periods, remains uncertain and will depend on future pandemic-related developments, including the duration of the pandemic, potential subsequent waves of COVID-19 infection or potential new variants, the effectiveness and adoption of COVID-19 vaccines, supplier impacts and related government actions to prevent and manage disease spread, including the implementation of any federal, state, or local vaccine mandates, all of which are uncertain and cannot be predicted.

In addition, we rely heavily on our suppliers to meet quality standards and delivery schedules at our anticipated costs.  Materials could become more expensive or unavailable, or deliveries could be subject to longer lead times, which could have a material adverse impact on our business and results of operations.

If executive orders are implemented mandating COVID-19 vaccines across our workforce, it is uncertain to what extent compliance with any such vaccine mandates may result in adverse impacts such as workforce loss for us or our suppliers or reduced morale or efficiency.  If the adverse impact is significant for us or our suppliers, our results of operations could be adversely affected.

Risks Related to Our Operations

We are dependent upon the ability of our suppliers and independent contractors to meet performance specifications, quality standards and delivery schedules at our anticipated costs.

While we maintain an extensive qualification and performance review system to control risk associated with such reliance on third parties, failure of suppliers or independent contractors to meet commitments could adversely affect construction and maintenance schedules and our results of operations and financial condition.  We have been affected and could continue to be affected by supplier delays and increased costs which are outside of our control and could affect our results of operations. We are also dependent on the availability of electricity and purchased water at affordable prices.  While our electricity costs and purchased water costs are at fixed prices under contracts, after the expiration of these contracts, we may be required to pay higher electricity costs and purchased water costs.

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

Climate variability may cause weather volatility in the future and may impact water usage and related revenue, or may require additional expenditures to reduce risk associated with any increasing storm, flood, drought or other weather occurrences, all of which may not be fully recoverable in rates or otherwise.

Severe weather, climate variability patterns and natural or other events, such as increased precipitation and flooding, increased frequency and severity of storms and other weather events, may cause decreases in water supply, changes in water usage patterns, potential degradation of water quality, disruptions in water or wastewater services to our customers, and increases in expenditures to repair any damage.  Due to the uncertainty of weather volatility related to climate variability, we cannot predict its potential impact on our financial condition, results of operations, cash flows and liquidity.  Although some or all potential expenditures and costs with respect to our regulated businesses could be recovered through rates we charge to our customers, there can be no assurance that the applicable regulatory authority would authorize recovery of such costs, in whole or in part, for any of these impacts.

Risks Related to Governmental Laws and Regulations

We rely on governmental approvals in the States of Delaware, Maryland and Pennsylvania, as well as from the Delaware River Basin Commission and Susquehanna River Basin Commission for applicable water allocation, water appropriation and water capacity permits.  In addition, we rely on governmental approvals in the State of Delaware for applicable wastewater collection, treatment and disposal permits for the operation of our wastewater facilities.

Our water and wastewater services are governed by various federal and state governmental agencies.  Pursuant to these regulations, we are required to obtain various permits for any additional systems and current systems to assist in our operations.  If any of those permit approvals are not received timely or at all, we may risk the loss of economic opportunity and our ability to create additional systems for the effective operation of our water business in the States of Delaware, Maryland and Pennsylvania or our wastewater business in the State of Delaware.  We can provide no assurances that we will receive all necessary permits to add systems or continue to operate facilities of our water or wastewater business.

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

We file rate increase requests, from time to time, to recover our investments in utility plant, deferred regulatory assets and expenses.  Once a rate increase petition is filed with a public service commission, the ensuing administrative and hearing process may be lengthy and costly.  We can provide no assurances that any future rate increase request will be approved by the DEPSC, MDPSC or PAPUC, and if approved, we cannot guarantee that these rate increases will be granted in a timely manner and/or will be sufficient in amount to cover the investments, deferred regulatory assets and expenses for which we initially sought the rate increase.  To the extent we are able to pass through such costs to customers and a state public service commission subsequently determines that such costs should not have been paid by customers, we may be required to refund such costs, with interest, to customers.  Any such costs not recovered through rates, or any such refund, could adversely affect our results of operations, financial position or cash flows.

Our operating costs could be significantly increased if new or stricter regulatory standards are imposed by federal and state environmental agencies.

Our water and wastewater services are governed by various federal and state environmental protection and health and safety laws and regulations, including the federal Safe Drinking Water Act, the Clean Water Act and similar state laws.  These federal and state regulations are issued by the EPA and state environmental regulatory agencies.  Pursuant to these laws and regulations, we are required to obtain various water allocation permits and environmental permits for our operations.  The water allocation permits control the amount of water that can be drawn from water resources.  New or stricter water allocation regulations can adversely affect our ability to meet the demands of our customers.  While we have budgeted for future capital and operating expenditures to maintain compliance with these laws and our permits, it is possible that new or stricter standards would be imposed that will raise our operating costs.  Thus, we can provide no assurances that our costs of complying with, or discharging liability under current and future environmental and health and safety laws will not adversely affect our business, results of operations or financial condition.

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

We could be adversely impacted by inflation.

If inflation increases significantly, we may seek to increase our rates charged to customers.  We can provide no assurances that any future rate increase request will be approved by the applicable regulatory authority, and if approved, we cannot guarantee that any rate increase will be granted in a timely manner and/or will be sufficient in amount to cover costs for which we initially sought the rate increase.  The impact of inflation could adversely affect our results of operations, financial position or cash flows.

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

We rely on our information technology systems to manage operation of our business.  Specifically, our business relies on the following technology systems: customer information system, financial reporting system, asset tracking system, remote monitoring system for some of our treatment, storage and pumping facilities, human resources management system, inventory management system, and accounts receivable collection management system.  Such systems require periodic modifications, upgrades or replacement that subject us to inherent costs and risks, including substantial capital expenditures, additional administration and operating expenses, and other risks and costs of delays in transitioning to new systems or of integrating new systems into our current systems.  Our computer and communications systems and operations could be damaged or interrupted by natural disasters, telecommunications failures or acts of war or terrorism or similar events or disruptions.  A loss of these systems or major problems with the operation of these systems could affect our operations and have a material adverse effect on our results of operations.

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

The Company owns land, rights-of-way, easements, transmission and distribution mains, collection mains, pump facilities, treatment plants, lift stations, treatment/disposal facilities, storage tanks, meters, vehicles and related equipment and facilities.  The following table indicates our utility plant as of December 31, 2021.

Utility plant comprises:
In thousands
	Estimated Useful Life (In Years)	December 31, 2021
Utility plant at original cost
Utility plant in service-Water
Intangible plant	---	$140
Source of supply plant	45-85	25,045
Pumping and water treatment plant	8-62	109,087
Transmission and distribution plant
Mains	81	320,767
Services	39	53,210
Storage tanks	76	29,972
Meters	26	28,778
Hydrants	60	16,789
General plant	5-31	62,604

Utility plant in service-Wastewater
Intangible plant	---	116
Treatment and disposal plant	21-81	43,725
Collection mains and lift stations	81	33,901
General plant	5-31	1,665

Property held for future use	---	5,536
Construction work in progress	---	18,481
		749,816
Less – accumulated depreciation		159,385
		$590,431

Substantially all of Artesian Water's utility plant, except the utility plant in the town of Townsend, Delaware, is pledged as security for our First Mortgage Bonds.  As of December 31, 2021, no other water utility plant has been pledged as security for loans.  Two parcels of land in Artesian Wastewater are pledged as security for a loan.

We believe that our properties are generally maintained in good condition and in accordance with current standards of good water and wastewater works industry practice.  We believe that all of our existing facilities adequately meet current necessary production capacities and current levels of utilization.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of our legal proceedings, refer to Note 17 to our Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for the Company’s Common Equity

Artesian Resources' Class A Non-Voting Common Stock, or Class A Stock, is listed on the Nasdaq Global Select Market and trades under the symbol "ARTNA."  On March 8, 2022, the last closing sale price as reported by the Nasdaq Global Select Market was $49.45 per share.  As of March 8, 2022 there were 548 holders of record of the Class A Stock.

Our Class B Common Stock, or Class B Stock, is quoted on the OTC Bulletin Board under the symbol "ARTNB."  There has been a limited and sporadic public trading market for the Class B Stock.  As of March 8, 2022, the last reported trade of the Class B Stock on the OTC Bulletin Board was at a price of $44.65 per share on February 23, 2022.  As of March 8, 2022, there were 140 holders of record of the Class B Stock.  The Class B shares are paid the same dividend as the Class A shares.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, we did not issue any unregistered shares of our Class A or Class B Stock.

The following graph compares the percentage change in cumulative shareholder return on the Company’s Class A Stock with the Standard & Poor’s 500 Stock Index and a Peer Group of water utility companies.  The graph covers the period from December 2016 (assuming a $100 investment on December 31, 2016, and the reinvestment of any dividends) through December 2021:

		INDEXED RETURNS
	Base Period	Years Ending December 31
Company Name / Index	2016	2017	2018	2019	2020	2021
Artesian Resources Corporation	100	123.91	115.00	126.11	129.22	165.68
S&P 500 Index	100	121.83	116.49	153.17	181.35	233.41
Peer Group	100	128.23	128.58	173.45	200.03	247.99

The Peer Group includes American States Water Company, American Water Works Company, Inc., Essential Utilities, Inc., California Water Service Group, Connecticut Water Service, Inc. (included through October 9, 2019 when it was acquired by SJW Group), Middlesex Water Company, SJW Group and York Water Company.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our profitability is primarily attributable to the sale of water.  Gross water sales comprised 85.7% of total operating revenues for the year ended December 31, 2021.  Our profitability is also attributed to the various contract operations, water, sewer and internal SLP Plans and other services we provide.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. Our wastewater services, contract operations and other services provide a revenue stream that is not affected by changes in weather patterns.

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

COVID-19 Pandemic

As of December 31, 2021, the Company’s financial results and business operations have not been materially adversely affected by the coronavirus, or COVID-19, outbreak, which was declared a pandemic in March 2020.  However, we have experienced delays in procuring some materials and supplies.  While we have been successful in managing these delays, there is no assurance that our future financial results or business operations will not be negatively affected.  The full impact of the COVID-19 outbreak continues to evolve as of the date of this report.  Management is actively monitoring the situation and impacts on its operations, suppliers, industry, and workforce.

Inflation

We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability.  The cumulative effect of inflation results in significantly higher facility replacement costs which must be recovered from future cash flows.  Our ability to recover increases in investments in facilities is dependent upon future rate increases, which are subject to approval by the applicable regulatory authority.  We can provide no assurances that any future rate increase request will be approved, and if approved, we cannot guarantee that any rate increase will be granted in a timely manner and/or will be sufficient in amount to cover costs for which we initially sought the rate increase.  The impact of inflation could adversely affect our results of operations, financial position or cash flows.

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue.  As of December 31, 2021, the number of metered water customers in Delaware increased approximately 1.5% compared to December 31, 2020.  The number of metered water customers in Maryland increased approximately 2.2% compared to December 31, 2020.  The number of metered water customers in Pennsylvania remained consistent compared to December 31, 2020.  For the year ended December 31, 2021, approximately 8.3 billion gallons of water were distributed in our Delaware systems and approximately 134.7 million gallons of water were distributed in our Maryland systems.

Wastewater Division

Artesian Wastewater owns wastewater collection and treatment infrastructure and began providing regulated wastewater services to customers in Delaware in July 2005.   Artesian Wastewater Maryland was incorporated on June 3, 2008 and is able to provide regulated wastewater services to customers in Maryland.  It is not currently providing these services in Maryland.  Our residential and commercial wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.  The number of Delaware wastewater customers increased approximately 14.8% compared  to December 31, 2020.  In January 2022, Artesian Wastewater completed its agreement to acquire Tidewater Environmental Services, Inc, or TESI, which more than doubled our current number of wastewater customers served in Sussex County, Delaware.  The acquisition agreement with TESI is discussed further in the “Strategic Direction and Recent Developments” section below.

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
As of December 30, 2021, the eligible customers enrolled in the WSLP Plan, the SSLP Plan and the ISLP Plan increased 4.9%, 2.1% and 28.6%, respectively, compared to December 31, 2020.  The non-utility customers enrolled in one of our three protections plans increased 3.7%.

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

On February 16, 2022, Artesian Water signed an agreement, or the Asset Purchase Agreement, to purchase from the Town of Clayton, a Delaware municipality, or Clayton, substantially all of the operating assets of Clayton’s water system, including Clayton’s exclusive franchise territory and the right to provide water service to Clayton’s existing customers, or the Water System.  Pursuant to the terms of the Asset Purchase Agreement, Clayton shall transfer to Artesian Water all of Clayton’s right, title and interest in and to substantially all of the municipal water utility, plant and equipment, associated real property, contracts, easements and permits possessed by Clayton at closing related to the Water System.  The total purchase price is $5.0 million, less the current payoff amount of any secured debt or debt associated with the Water System.  Closing on this transaction is pending due diligence and approval by the Delaware Public Service Commission related to the transfer of exclusive franchise territory.

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

In our regulated wastewater division, we foresee significant growth opportunities and will continue to seek strategic partnerships and relationships with developers and governmental agencies to complement existing agreements for the provision of wastewater service on the Delmarva Peninsula. There are numerous locations in Sussex County where Artesian Wastewater’s and Sussex County’s facilities are connected or integrated to allow for the movement and disposal of wastewater generated by one or the other’s system in a manner that most efficiently and cost effectively manages wastewater transmission, treatment and disposal.  In addition, Artesian Wastewater plans to utilize our larger regional wastewater facilities to expand service areas to new customers while transitioning our smaller treatment facilities into regional pump stations in order to gain additional efficiencies in the treatment and disposal of wastewater. We believe this will reduce operational costs at the smaller treatment facilities in the future because they will be converted from treatment and disposal plants to pump stations to assist with transitioning the flow of wastewater from one regional facility to another.  In addition, since closing the transaction with TESI noted below, Artesian Wastewater will be the sole regional regulated wastewater utility in Delaware, which we believe will enable us to increase efficiencies in the treatment and disposal of wastewater and provide additional opportunities to expand our wastewater operations.

On January 14, 2022, Artesian Wastewater acquired TESI, a wholly-owned subsidiary of Middlesex Water Company, or Middlesex, that provides regulated wastewater services in Delaware.  Artesian Wastewater purchased all of the stock of TESI from Middlesex for $6.4 million in cash and other consideration, including, forgiveness of a $2.1 million intercompany note due from Middlesex.  This acquisition more than doubled the number of wastewater customers served in Sussex County, Delaware and included all residents in the Town of Milton.

Artesian Wastewater began operating its Sussex Regional Recharge Facility in late June 2021, shortly after our large industrial customer received its process wastewater treatment operating permit.  The associated customer agreement includes a required minimum wastewater flow.  Pursuant to a settlement agreement, for the calendar year 2021 only, the minimum required volume of wastewater was prorated on a seven month basis beginning June 1, 2021 and ending December 31, 2021.

The general need for increased capital investment in our water and wastewater systems is due to a combination of population growth, more protective water quality standards, aging infrastructure and acquisitions.  Our planned and budgeted capital improvements over the next three years include projects for water infrastructure improvements and expansion in both Delaware and Maryland and wastewater infrastructure improvements and expansion in Delaware.  The DEPSC and MDPSC have generally recognized the operating and capital costs associated with these improvements in setting water and wastewater rates for current customers and capacity charges for new customers.

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

We record accounts receivable at the invoiced amounts.  An allowance for doubtful accounts is calculated as a percentage of total associated revenues based upon historical trends and adjusted for current conditions.  We mitigate our exposure to credit losses by discontinuing services in the event of non-payment; accordingly, the related allowance for doubtful accounts and associated bad debt expense has not been significant.    However, the Company experienced longer receivable cycles throughout 2020, and into 2021, related to temporary executive orders issued by state governmental agencies requiring utility companies to prohibit late fees and service disconnections for non-payment, resulting in an adjustment to increase the reserve for bad debt.  Account balances are written off against the allowance when it is probable the receivable will not be recovered.

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

Our long-lived assets consist primarily of utility plant in service and regulatory assets.  We review for impairment of our long-lived assets, including utility plant in service, in accordance with the requirements of FASB ASC Topic 360.  We review regulatory assets for the continued application of FASB ASC Topic 980.  Our review determines whether there have been changes in circumstances or events that have occurred that require adjustments to the carrying value of these assets.  Adjustments to the carrying value of these assets would be made in instances where changes in circumstances or events indicate the carrying value of the asset may not be recoverable in rates charged to customers.  The Company believes there are no impairments in the carrying amounts of its long-lived assets or regulatory assets at December 31, 2021.

Results of Operations

2021 Compared to 2020

Operating Revenues

Revenues totaled $90.9 million for the year ended December 31, 2021, $2.7 million, or 3.1%, more than revenues for the year ended December 31, 2020.

Water sales revenue increased $1.3 million, or 1.8%, for the year ended December 31, 2021 from the corresponding period in 2020, primarily due to an increase in fixed fee revenue related to customer growth and an increase in non-residential consumption revenue.  We realized 85.7% and 86.8% of our total operating revenue for the years ended December 31, 2021 and December 31, 2020, respectively, from the sale of water.

Other utility operating revenue, predominately consisting of wastewater revenues, increased approximately $0.7 million, or 10.3%, for the year ended December 31, 2021 compared to the year ended December 31, 2020.  This increase is mainly due to an increase in wastewater revenue related to residential customer growth and housing development growth, mostly offset by a decrease in industrial wastewater service revenue resulting from adjustments related to the amounts recorded for the minimum required volume of wastewater under contract, pursuant to a settlement agreement.  In addition, service and finance charges increased, related to executive orders that were issued by state governmental agencies in 2020 requiring utility companies to prohibit late fees and service disconnections for non-payment that since have been lifted.

Non-utility operating revenue increased approximately $0.7 million, or 13.7%, for the year ended December 31, 2021 compared to the same period in 2020.  The increase is primarily due to an increase in contract service revenue related to a contract for the design and construction of wastewater infrastructure for a third party and an increase in Service Line Protection Plan revenue.

Percentage of Operating Revenues
	2021	2020	2019
Water Sales
Residential	53.0%	53.8%	52.8%
Commercial	19.4	19.5	21.0
Industrial	0.1	0.1	0.1
Government and Other	13.2	13.4	14.1
Other utility operating revenues	7.9	7.4	5.9
Non-utility operating revenues	6.4	5.8	6.1
Total	100.0%	100.0%	100.0%

Residential

Residential water service revenues in 2021 amounted to $48.2 million, an increase of $0.8 million, or 1.7%, above the $47.4 million recorded in 2020, primarily due to an increase in fixed fee revenue related to customer growth and an increase in overall water consumption.  The volume of water sold to residential customers increased to 4,230 million gallons in 2021 compared to 4,209 million gallons in 2020, a 0.5% increase.  The number of residential customers served increased by approximately 1,400, or 1.6%, in 2021.

Commercial

Water service revenues from commercial customers in 2021 increased by 2.6%, to $17.6 million in 2021 from $17.2 million in 2020, primarily due to an increase in overall water consumption.  The volume of water sold to commercial customers increased to 2,237 million gallons in 2021 compared to 2,180 million gallons sold in 2020, an increase of 2.6%.

Industrial

Water service revenues from industrial customers decreased to $49,000 in 2021 from $71,000 in 2020.  The volume of water sold to industrial customers decreased to 5.3 million gallons in 2021 from 9.2 million gallons in 2020.

Government and Other

Government and other water service revenues in 2021 increased by 1.0%, to $12.0 million in 2021 from $11.8 million in 2020, primarily due to an increase in overall water consumption.  The volume of water sold to government and other customers increased to 1,155 million gallons in 2021 compared to 1,050 million gallons in 2020, an increase of 10.0%.

Other Utility Operating Revenue

Other utility operating revenue, derived from regulated wastewater services, contract operations, antenna leases on water tanks, finance/service charges, wastewater customer service revenues and industrial wastewater service revenues, increased 10.3%, from $6.5 million in 2020 to $7.2 million in 2021.  This increase is primarily due to an increase in wastewater revenue related to residential customer growth and housing development growth, mostly offset by a decrease in industrial wastewater service revenue.  In addition, service and finance charges increased, related to executive orders that were issued by state governmental agencies in 2020 requiring utility companies to prohibit late fees and service disconnections for non-payment that since have been lifted.

Non-Utility Operating Revenue

Non-utility operating revenue, derived from non-regulated water and wastewater operations, increased by 13.7%, to $5.8 million in 2021 from $5.1 million in 2020.  The increase is primarily due to an increase in contract service revenue related to a contract for the design and construction of wastewater infrastructure for a third party and an increase in Service Line Protection Plan revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $1.9 million, or 4.0%, for the year ended December 31, 2021 compared to the year ended December 31, 2020.  The components of the change in operating expenses primarily include an increase in utility operating expenses of $1.1 million, an increase in non-utility operating expenses of $0.7 million and an increase in property and other taxes of $0.2 million.

Utility operating expenses increased $1.1 million, or 2.7%, for the year ended December 31, 2021 compared to the year ended December 31, 2020.  The net increase is primarily related to the following.

Repair and maintenance costs increased $1.0 million, related to an increase in maintenance costs primarily associated with water and wastewater treatment facilities and equipment, an increase in water treatment filter replacements, an increase in tank painting costs under contract, and an increase in fuel costs.

Payroll and employee benefit costs increased $0.4 million, primarily related to an increase in overall compensation.
Water treatment costs increased $0.1 million, primarily related to an increase in chemicals and associated equipment during 2021 in both water and wastewater operations.

Administrative costs decreased $0.5 million, primarily due to a decrease in bad debt reserve related to non-payment of water customer receivable balances resulting from the COVID-19 pandemic, which was partially offset by increases in training and overall employee related costs, legal expenses associated with the transition of the 401(k) retirement plan to a new record keeper, and a settlement agreement concerning the payment of fees by an industrial wastewater customer.

Non-utility operating expenses increased 20.3%, primarily due to an increase in costs associated with the wastewater infrastructure design and construction contract, an increase in plumbing services related to Service Line Protection Plan repairs, and an increase in payroll and employee benefit costs.

Property and other taxes increased $0.2 million, or 3.4%, primarily due to an increase in utility plant subject to taxation.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.

Percentage of Operating and Maintenance Expenses
	2021	2020	2019
Payroll and Associated Expenses	49.9%	51.0%	50.1%
Administrative	12.3	14.1	13.6
Purchased Water	9.5	9.9	9.9
Repair and Maintenance	10.2	8.3	9.3
Purchased Power	5.4	5.5	5.5
Water Treatment	4.0	3.7	3.8
Non-utility Operating	8.7	7.5	7.8

Total	100.0%	100.0%	100.0%

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 56.1% for the year ended December 31, 2021, compared to 55.6% for the year ended December 31, 2020.

Depreciation and amortization expense increased $0.7 million, or 6.7%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Other Income, Net

Other income, net remained consistent.  Miscellaneous income increased $0.3 million related to an increase in the annual patronage refund from CoBank, ACB.  The primary refund calculation for both 2021 and 2020 was based on 0.8% of the average loan balance outstanding.  In addition, a special patronage distribution based on 0.2% and 0.1% of the average loan balance outstanding was refunded in March 2021 and March 2020, respectively.  Allowance for funds used during construction, or AFUDC, decreased $0.3 million as a result of lower long-term construction activity subject to AFUDC for the twelve months ended December 31, 2021 compared to the same period in 2020.

Interest Charges

Long-term debt interest decreased $0.1 million, primarily related to amortizing debt.  Short-term debt interest increased $0.1 million, primarily related to higher short-term borrowing levels throughout 2021.

Net Income

Our net income applicable to common stock remained consistent.  Operating revenues increased $2.7 million, while operating expenses increased $2.7 million.

Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K includes a comparative discussion of the years ended December 31, 2020 and 2019 and is incorporated herein by reference.

Liquidity and Capital Resources

Overview

The Company’s primary sources of liquidity for the year ended December 31, 2021 were $31.9 million of cash provided by operating activities, $15.8 million in net contributions and advances from developers, $4.1 million from the issuance of long-term debt and $1.4 million in net proceeds from the issuance of common stock.  These funds were used to invest $41.5 million in capital expenditures and to pay dividends of approximately $9.8 million.

We depend on the availability of capital for expansion, construction and maintenance.  We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations.  We expect that our net investments in utility plant in 2022 will be approximately $50.4 million.  Our total obligations related to interest and principal payments on indebtedness, rental payments, elevated storage tank agreements and water service interconnection agreements for 2022 are anticipated to be approximately $10.4 million.

Operating Activities

Our primary source of liquidity for the year ended December 31, 2021 was $31.9 million provided by cash flow from operating activities.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.  We will continue to borrow on available lines of credit in order to satisfy current liquidity needs.  In addition, the Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.

Investment Activities

The primary focus of our investment in 2021 was to continue to provide high quality reliable service to our growing service territory.  Capital expenditures during 2021 were $40.8 million compared to $40.0 million invested during the same period in 2020.  During 2021, we invested approximately $18.4 million for our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains and for installing new mains.  We invested $8.5 million to enhance or improve existing treatment facilities and replace aging wells and pumping equipment to better serve our customers.  We invested $1.7 million for equipment purchases, computer hardware and software upgrades and transportation equipment.  Developers financed $6.4 million for the installation of water mains and hydrants in 2021 compared to $4.1 million in 2020.  We invested $1.2 million to upgrade and automate our meter reading equipment.  We invested approximately $2.5 million in mandatory utility plant expenditures due to governmental highway projects, which required the relocation of water service mains in addition to facility improvements and upgrades.  We invested $2.1 million in wastewater projects in Delaware.

The following chart summarizes our investment in plant and systems over the past three fiscal years

In thousands	2021	2020	2019

Source of supply, treatment and pumping	$9,681	$14,999	$13,000
Transmission and distribution	20,951	15,993	13,789
General plant and equipment	1,739	3,089	3,180
Developer financed utility plant	6,866	4,132	4,573
Wastewater facilities	2,133	2,586	7,021
Allowance for Funds Used During Construction, AFUDC	(556)	(781)	(886)
Total	$40,814	$40,018	$40,677

Of the $67.2 million gross investment expected in 2022, approximately $15.1 million will be invested in upgraded and improved booster stations, a new elevated storage tank, new water treatment facilities, water treatment facility upgrades, equipment and wells throughout Delaware, Maryland, and Pennsylvania to identify, develop, treat, and protect sources of water supply to assure uninterrupted service to our customers.  Approximately $12.5 million will be invested in renewals associated with the rehabilitation of aging infrastructure.  Approximately $12.3 million will be for extending transmission and distribution facilities to address service needs in growth areas of our service territory.  Approximately $8.7 million will be invested in the construction of force mains used for the transmission of wastewater to plants.  Approximately $8.0 million will be invested into the ongoing construction of a regional wastewater treatment plant along with improvements to existing wastewater treatment plants and wastewater pumping stations.  Approximately $4.9 million will be invested in the relocations of facilities as a result of government mandates.  Approximately $4.8 million will be invested in general plant, which includes transportation and equipment upgrades, new corporate automation, and building renovations.  Additionally, we will refund $0.9 million to customers, real estate developers and builders related to previous advances for construction they provided to Artesian for distribution facilities on their properties.

Our projected capital expenditures and other investments are subject to periodic review, and revision to reflect changes in economic conditions and other factors.  The Company's investment for 2022 is expected to be offset by developer contributions of $10.8 million and grant funds from the State of Delaware of $6.0 million, for a net investment of $50.4 million in 2022. The Company believes the net investment in utility plant will continue to be recovered through rates charged to customers.

Financing Activities

We have several sources of liquidity to finance our investment in utility plant and other fixed assets.  We estimate that future investments will be financed by our operations and external sources.  We expect to fund our activities for the next twelve months using our projected cash generated from operations, bank credit lines, a $30 million first mortgage bond, state revolving fund loans, government grants, and other capital market financing as needed to provide sufficient working capital to maintain normal operations, to meet our financing requirements and to expand through strategic acquisitions.  There is no assurance that we will be able to secure funding on terms acceptable to us, or at all.  Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by state public service commissions.

Material Cash Requirements

Lines of Credit and Long Term Debt

At December 31, 2021, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of December 31, 2021, there was $31.3 million of available funds under this line of credit.  The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%.  It is expected that the LIBOR rate for USD currency after June 30, 2023.  As a result, it is possible that, in the future, the LIBOR rate may become unavailable or may no longer be deemed an appropriate reference rate upon which to determine the interest rate on LIBOR Rate Loans.  In light of this eventuality, Citizens currently has initiatives underway to identify new or alternative reference rates to be used in place of the LIBOR rate.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 22, 2022 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At December 31, 2021, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of December 31, 2021, there was $2.0 million of available funds under this line of credit.  The interest rate for borrowings under this line allows the Company to select either LIBOR plus 1.50% or a weekly variable rate established by CoBank; the Company has historically used the weekly variable interest rate.  The patronage refunds earned by Artesian Water for 2021 and 2020 were $1.4 million and $1.0 million respectively.  The term of this line of credit expires on July 30, 2022. Artesian Water expects to renew this line of credit.

The Company’s material cash requirements include the following lines of credit commitments and contractual obligations:

Material Cash Requirements	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$6,623	$13,169	$13,056	$188,219	$221,067
State revolving fund loans (principal and interest)	820	1,535	1,122	4,336	7,813
Lines of credit	26,703	---	---	---	26,703
Promissory note (principal and interest)	961	1,921	1,923	11,576	16,381
Operating leases	29	48	49	1,335	1,461
Operating agreements	63	77	81	825	1,046
Unconditional purchase obligations	1,518	1,489	1,403	---	4,410
Tank painting contractual obligation	392	588	---	---	980
Total contractual cash obligations	$37,109	$18,827	$17,634	$206,291	$279,861

Artesian’s long-term debt agreements and revolving lines of credit contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guarantee certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business.  As of December 31, 2021, we were in compliance with these covenants.

Long-term debt obligations reflect the maturities of certain series of our first mortgage bonds, which we intend to refinance when due if not refinanced earlier.  One first mortgage bond is subject to redemption in a principal amount equal to $150,000 plus interest per calendar quarter.  The state revolving fund loan obligation and promissory note obligation have an amortizing mortgage payment payable over a 20-year period.  The first mortgage bonds, the state revolving fund loan and the promissory note have certain financial covenant provisions, the violation of which could result in default and require the obligation to be immediately repaid, including all interest.  We have not experienced conditions that would result in our default under these agreements.

On February 7, 2022, Artesian Water entered into an interest rate lock agreement, or the Agreement, with CoBank.  The Company is seeking to finance a $30 million principal amount First Mortgage Bond, or the Bond.  The Agreement allows for a maturity period of 25 years and a fixed interest rate of 4.43% per annum, or the Fixed Rate, for the Bond.  The Agreement is effective through May 7, 2022, or the Settlement Date.  Pursuant to the Agreement, the Bond is not subject to redemption based on mortgage style amortization.  Interest on the outstanding principal balance will be payable quarterly on the 30th day of January, April, July and October each year.  The proceeds from the sale of the Bond shall be used to pay down outstanding lines of credit of Artesian Water, with any additional proceeds used to fund future capital investments in Artesian Water.  Closing on the debt financing is subject to approval by the DEPSC.  Also pursuant to the Agreement, the Company agrees to pay to CoBank, on demand, a broken funding charge if the Company does not, for any reason whatsoever, borrow the entire $30 million principal amount on or before the Settlement Date.  The broken funding charge shall be in an amount equal to the present value of the sum of all losses and expenses incurred by CoBank in retiring, liquidating, or reallocating any debt, obligation, or cost incurred or allocated by CoBank to fund or hedge the Fixed Rate.

On July 15, 2021, Artesian Water entered into a Financing Agreement, or the Financing Agreement, with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of the state of Delaware, or the Department.  Under the Financing Agreement, the Department agreed to advance to Artesian Water up to approximately $2.5 million, or the Loan, to finance all or a portion of the cost to acquire the Town of Frankford water system and to replace water transmission mains and renew services and hydrants in the Town of Frankford, collectively, the Project.  In accordance with the Financing Agreement, Artesian Water will from time to time request funds under the Loan as it incurs costs in connection with the Project.  Artesian Water requested an initial draw of approximately $1.5 million for the acquisition of the Town of Frankford water system.  Upon receipt of the initial draw, an amount equal to approximately $1.5 million was forgiven by the Department and is no longer considered outstanding or unpaid principal under the Financing Agreement.  The Company shall pay to the Department, on the principal amount drawn down and outstanding from the date drawn, interest at a rate of 1.0% per annum and an administrative fee at the rate of 1.0% per annum.

On April 28, 2020, Artesian Water entered into three financing agreements, or the Financing Agreements, with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of the state of Delaware, or the Department.  Under the Financing Agreements, the Department agreed to advance to Artesian Water up to approximately $1.7 million, $1.0 million and $1.3 million, collectively, the Loans, to finance all or a portion of the costs to replace specific water transmission mains in service areas located in New Castle County, Delaware, collectively, the Projects.  The Company shall pay to the Department, on the principal amount drawn down and outstanding from the date drawn, interest at a rate of 0.6% per annum and an administrative fee at the rate of 0.6% per annum.  As of December 31, 2021, the full amount that will be borrowed under the Loans is approximately $2.6 million.

In order to control purchased power cost, in August 2018 Artesian Water entered into an electric supply contract with MidAmerican effective from September 2018 through May 2022.  In February 2021, Artesian Water entered into a new electric supply contract with MidAmerican that is effective from May 2021 to May 2025.  The fixed rate was lowered 5.6% starting in May 2021.  In August 2018, Artesian Water Maryland entered into an electric supply agreement with Constellation NewEnergy, Inc., effective from May 2019 through May 2022.  In February 2022, Artesian Water Maryland entered into an electric supply agreement with Constellation NewEnergy, Inc., effective from May 2022 through November 2025.

Payments for unconditional purchase obligations reflect minimum water purchase obligations based on rates that are subject to change under two interconnection agreements with the Chester Water Authority.  One agreement, that expired on December 31, 2021, had a “take or pay” clause requiring us to purchase 3 million gallons per day.  The other agreement is effective from January 1, 2022 through December 31, 2026, includes automatic five year renewal terms, unless terminated by either party, and has a “take or pay” clause requiring us to purchase water on a step down schedule through July 5, 2022, thereafter requiring us to purchase a minimum of 0.5 million gallons per day.  In addition, payments for unconditional purchase obligations reflect minimum water purchase obligations based on a contract rate under our interconnection agreement with the Town of North East, which expires June 26, 2024.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds and the term of the promissory note, which have final maturity dates ranging from 2028 to 2049, and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit, with two banks, under which the interim bank loans payable at December 31, 2021 were approximately $26.7 million.  An increase in the variable interest rates will result in an increase in the cost of borrowing on these variable rate lines of credit.  Also, changes in LIBOR could affect our operating results and liquidity.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing multi-year supply contracts at fixed prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
In thousands

ASSETS	December 31, 2021	December 31, 2020
Utility plant, at original cost less accumulated depreciation	$590,431	$559,561
Current assets
Cash and cash equivalents	92	28
Accounts receivable (less allowance for doubtful accounts 2021 - $429; 2020-$862)	8,863	10,162
Income tax receivable	2,234	629
Unbilled operating revenues	1,080	1,166
Materials and supplies	1,933	1,535
Prepaid property taxes	2,306	1,891
Prepaid expenses and other	2,652	2,208
Total current assets	19,160	17,619
Other assets
Non-utility property (less accumulated depreciation 2021-$919; 2020-$865)	3,751	3,796
Other deferred assets	5,097	5,309
Operating lease right of use assets	451	460
Total other assets	9,299	9,565
Regulatory assets, net	6,321	6,473
Total Assets	$625,211	$593,218

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$9,414	$9,357
Preferred stock	—	—
Additional paid-in capital	104,989	103,463
Retained earnings	63,607	56,606
Total stockholders' equity	178,010	169,426
Long-term debt, net of current portion	143,259	142,333
	321,269	311,759
Current liabilities
Lines of credit	26,703	26,813
Current portion of long-term debt	1,591	1,757
Accounts payable	10,206	6,341
Accrued expenses	4,534	3,414
Overdraft payable	30	105
Accrued interest	917	930
Income taxes payable	—	237
Customer and other deposits	2,273	2,060
Other	1,448	2,067
Total current liabilities	$47,702	$43,724

Commitments and contingencies (Note 11)

Deferred credits and other liabilities
Net advances for construction	$4,295	$4,578
Operating lease liabilities	440	432
Regulatory liabilities	21,260	21,681
Deferred investment tax credits	456	473
Deferred income taxes	53,133	50,313
Total deferred credits and other liabilities	$79,584	$77,477

Net contributions in aid of construction	176,656	160,258
Total Liabilities and Stockholders' Equity	$625,211	$593,218

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts

	For the Year Ended December 31,
	2021	2020	2019

Operating revenues
Water sales	$77,821	$76,476	$73,609
Other utility operating revenue	7,195	6,525	4,916
Non-utility operating revenue	5,843	5,140	5,070
Total Operating Revenues	90,859	88,141	83,595

Operating expenses
Utility operating expenses	41,414	40,338	39,189
Non-utility operating expenses	3,942	3,277	3,315
Depreciation and amortization	11,885	11,143	10,803
Taxes
State and federal income tax expense (benefit)
Current	3,360	8,073	8,420
Deferred	2,377	(2,389)	(3,239)
Property and other taxes	5,587	5,404	5,182
Total Operating Expenses	68,565	65,846	63,670

Operating income	22,294	22,295	19,925

Other income, net
Allowance for funds used during construction (AFUDC)	823	1,170	1,410
Miscellaneous	1,302	971	614
	2,125	2,141	2,024

Income before interest charges	24,419	24,436	21,949

Interest charges	7,592	7,619	7,024

Net income applicable to common stock	$16,827	$16,817	$14,925

Income per common share:
Basic	$1.79	$1.80	$1.61
Diluted	$1.79	$1.79	$1.60

Weighted average common shares outstanding:
Basic	9,394	9,327	9,277
Diluted	9,426	9,369	9,326

Cash dividends per share of common stock	$1.05	$1.01	$0.98

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	For the Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,827	$16,817	$14,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,885	11,143	10,803
Deferred income taxes, net	2,803	(1,963)	(2,813)
Stock compensation	193	178	181
AFUDC, equity portion	(556)	(781)	(886)

Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	94	(2,324)	(94)
Income tax receivable	(1,605)	(610)	753
Unbilled operating revenues	86	45	230
Materials and supplies	(398)	(271)	195
Income taxes payable	(28)	(106)	343
Prepaid property taxes	(415)	63	(84)
Prepaid expenses and other	(444)	42	(126)
Other deferred assets	(445)	(409)	(361)
Regulatory assets	115	390	388
Regulatory liabilities	(535)	(635)	(642)
Accounts payable	3,547	(1,835)	(11)
Accrued expenses	(71)	301	(789)
Accrued interest	(13)	100	46
Revenue reserved for refund	—	—	(3,298)
Customer deposits and other	270	213	110
NET CASH PROVIDED BY OPERATING ACTIVITIES	31,310	20,358	18,870

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(40,814)	(34,277)	(40,677)
Investment in acquisitions	—	(5,741)	—
Proceeds from sale of assets	90	46	51
NET CASH USED IN INVESTING ACTIVITIES	(40,724)	(39,972)	(40,626)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under lines of credit agreements	(110)	19,313	(8,442)
(Decrease) increase in overdraft payable	(75)	90	(102)
Net advances and contributions in aid of construction	15,817	9,280	10,507
Net proceeds from issuance of common stock	1,390	1,539	1,033
Issuance of long-term debt	4,126	—	30,000
Dividends paid	(9,826)	(9,376)	(9,122)
Debt issuance costs	(19)	(28)	(90)
Principal repayments of long-term debt	(1,825)	(1,772)	(1,725)
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,478	19,046	22,059

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64	(568)	303

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	28	596	293

CASH AND CASH EQUIVALENTS AT END OF YEAR	$92	$28	$596

Non-cash Investing and Financing Activity:
Utility plant received as construction advances and contributions in aid of construction	$3,538	$2,403	$3,716
Contractual amounts of contributions in aid of construction due from developers included in accounts receivable	$545	$1,705	$710
Contractual amounts of contributions in aid of construction received from developers previously included in accounts receivable	$1,749	$781	$2,050
Amounts included in accounts payable and accrued payables related to capital expenditures	$3,763	$3,122	$7,332

Supplemental Cash Flow Information:
Interest paid	$7,605	$7,519	$6,978
Income taxes paid	$5,181	$8,792	$7,332

Purchase price allocation of investment in acquisitions:
Utility plant	$—	$5,118	$—
Other deferred assets/goodwill	—	623	—
Total investment in acquisitions	$—	$5,741	$—

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
In thousands

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2018	8,368	882	$8,368	$882	$100,639	$43,362	$153,251

Net income	—	—	—	—	—	14,925	14,925
Cash dividends declared
Common stock	—	—	—	—	—	(9,122)	(9,122)
Issuance of common stock
Dividend reinvestment plan	11	—	11	—	389	—	400
Employee stock options and awards(4)	21	—	21	—	426	—	447
Employee Retirement Plan(3)	10	—	10	—	357	—	367
Balance as of December 31, 2019	8,410	882	$8,410	$882	$101,811	$49,165	$160,268

Net income	—	—	—	—	—	16,817	16,817
Cash dividends declared
Common stock	—	—	—	—	—	(9,376)	(9,376)
Issuance of common stock
Dividend reinvestment plan	11	—	11	—	377	—	388
Employee stock options and awards(4)	42	—	42	—	832	—	874
Employee Retirement Plan(3)	12	—	12	—	443	—	455
Balance as of December 31, 2020	8,475	882	$8,475	$882	$103,463	$56,606	$169,426

Net income	—	—	—	—	—	16,827	16,827
Cash dividends declared
Common stock	—	—	—	—	—	(9,826)	(9,826)
Issuance of common stock
Dividend reinvestment plan	10	—	10	—	382	—	392
Employee stock options and awards(4)	38	—	38	—	790	—	828
Employee Retirement Plan(3)	9	—	9	—	354	—	363
Balance as of December 31, 2021	8,532	882	$8,532	$882	$104,989	$63,607	$178,010

(1)
At December 31, 2021, 2020, and 2019, Class A Common Stock had 15,000,000 shares authorized.  For the same periods, shares issued, inclusive of treasury shares, were 8,561,772, 8,504,429 and 8,439,223, respectively.

(2)	At December 31, 2021, 2020, and 2019, Class B Common Stock had 1,040,000 shares authorized and 882,000 shares issued.
(3)
Artesian Resources Corporation registered 200,000 shares of Class A Common Stock, subsequently adjusted for stock splits, available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.

(4)
Under the Equity Compensation Plan, effective December 9, 2015, Artesian Resources Corporation authorized up to 331,500 shares of Class A Common Stock for issuance of grants in forms of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the Plan. Includes stock compensation expense for the years ended December 31, 2021, 2020, and 2019, see Note 1-Stock Compensation Plans.

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
Utility Subsidiary Accounting

The accounting records of Artesian Water Company, Inc., or Artesian Water, Artesian Wastewater Management, Inc., or Artesian Wastewater, and, effective January 14, 2022, Tidewater Environmental Services, Inc. dba Artesian Wastewater, or TESI, are maintained in accordance with the uniform system of accounts as prescribed by the Delaware Public Service Commission, or the DEPSC.  The accounting records of Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, are maintained in accordance with the uniform system of accounts as prescribed by the Pennsylvania Public Utility Commission, or the PAPUC.  The accounting records of Artesian Water Maryland, Inc., or Artesian Water Maryland, and Artesian Wastewater Maryland, Inc., or Artesian Wastewater Maryland, are maintained in accordance with the uniform system of accounts as prescribed by the Maryland Public Service Commission, or the MDPSC.  All these subsidiaries follow the provisions of Financial Accounting Standards Board, or FASB, ASC Topic 980, which provides guidance for companies in regulated industries. These regulated subsidiaries account for the majority of our operating revenue. The operating revenues of our non-regulated division are presented in the Consolidated Statements of Operations.
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

In accordance with a rate order issued by the DEPSC, Artesian Water and Artesian Wastewater accrue an Allowance for Funds Used during Construction, or AFUDC.  AFUDC, which represents the cost of funds devoted to construction projects through the date the project is placed in service, is capitalized as part of construction work in progress.  The rate used for the AFUDC calculation is based on Artesian Water's and Artesian Wastewater’s weighted average cost of debt and the rate of return on equity authorized by the DEPSC.  The rate used to capitalize AFUDC for Artesian Water in 2021, 2020, and 2019 was 6.7%, 7.0%, and 7.1%, respectively.  The rate used to capitalize AFUDC for Artesian Wastewater in 2021, 2020, and 2019 was 6.4%, 6.3%, and 7.1%, respectively.

Utility plant comprises:
In thousands
		December 31,
	Estimated Useful Life (In Years)	2021	2020
Utility plant at original cost
Utility plant in service-Water
Intangible plant	—	$140	$140
Source of supply plant	45-85	25,045	23,940
Pumping and water treatment plant	8-62	109,087	100,317
Transmission and distribution plant
Mains	81	320,767	293,643
Services	39	53,210	49,937
Storage tanks	76	29,972	29,946
Meters	26	28,778	27,994
Hydrants	60	16,789	15,895
General plant	5-31	62,604	62,379

Utility plant in service-Wastewater
Intangible plant	—	116	116
Treatment and disposal plant	21-81	43,725	41,860
Collection mains & lift stations	81	33,901	32,133
General plant	5-31	1,665	1,545

Property held for future use	—	5,536	5,711
Construction work in progress	—	18,481	21,474
		749,816	707,030
Less – accumulated depreciation		159,385	147,469
		$590,431	$559,561

Depreciation and Amortization

For financial reporting purposes, depreciation is recorded using the straight-line method at rates based on estimated economic useful lives, which range from 5 to 85 years. Composite depreciation rates for water utility plant were 2.17%, 2.23% and 2.27% for 2021, 2020 and 2019, respectively. In a rate order issued by the DEPSC, the Company was directed effective January 1, 1998 to begin using revised depreciation rates for utility plant. In rate orders issued by the DEPSC, Artesian Water was directed, effective May 28, 1991 and August 25, 1992, to offset depreciation recorded on utility plant by depreciation on utility property funded by Contributions in Aid of Construction, or CIAC, and Advances for Construction, or Advances, respectively.  This reduction in depreciation expense is also applied to outstanding CIAC and Advances.  Other deferred assets are amortized using the straight-line method over applicable lives, which range from 20 to 24 years.

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

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Deferred contract costs and other	5
Rate case studies	5
Delaware rate proceedings	2.5
Maryland rate proceedings	5
Debt related costs	15 to 30 (based on term of related debt)
Goodwill (resulting from acquisition of Mountain Hill Water Company in 2008)	50
Deferred acquisition costs (resulting from purchase of water assets in Cecil County, Maryland in 2011 and Port Deposit, Maryland in 2010)	20
Franchise Costs (resulting from purchase of water assets in Cecil County, Maryland in 2011)	80

Regulatory assets, net of amortization, comprise:

(in thousands)	December 31, 2021	December 31, 2020

Deferred income taxes	$355	$370
Deferred contract costs and other	288	46
Debt related costs	4,902	5,233
Goodwill	273	281
Deferred acquisition and franchise costs	503	543
	$6,321	$6,473

Impairment or Disposal of Long-Lived Assets

Our long-lived assets consist primarily of utility plant in service and regulatory assets.  A review of our long-lived assets is performed in accordance with the requirements of FASB ASC Topic 360. In addition, the regulatory assets are reviewed for the continued application of FASB ASC Topic 980.  The review determines whether there have been changes in circumstances or events that have occurred requiring adjustments to the carrying value of these assets.  FASB ASC Topic 980 stipulates that adjustments to the carrying value of these assets would be made in instances where the inclusion in the rate-making process is unlikely.  For the years ended December 31, 2021, 2020 and 2019, there was no impairment or regulatory disallowance identified in our review.
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

Other deferred assets at December 31, net of amortization, comprise:

In thousands	2021	2020

Investment in CoBank	$4,850	$4,374
Other deferred assets/goodwill	247	935
	$5,097	$5,309

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

Contributions in Aid of Construction

CIAC includes the non-refundable portion of advances for construction and direct contributions of water mains, services and hydrants, and wastewater treatment facilities and collection systems, or cash to reimburse our water and wastewater divisions for costs to construct water mains, services and hydrants, and wastewater treatment and disposal plant.  Effective with the Tax Cuts and Jobs Act, or TCJA, in 2017 CIAC was taxable and the DEPSC, MDPSC and PAPUC allowed the Company to collect additional CIAC to pay the associated tax.  In 2021, legislation was issued to amend the TCJA, which now exempts CIAC from income taxes for regulated water and wastewater utilities, effective for all of 2021 and forward.  The Company will refund developers a total of $3.2 million for the additional CIAC collected in 2021 to pay the associated tax.  As of December 31, 2021, this refund amount is recorded in Current Liabilities – Accounts Payable on the Company’s Consolidated Balance Sheets.

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

Pursuant to the enactment of the TCJA on December 22, 2017, the Company adjusted its existing deferred income tax balances to reflect the decrease in the corporate income tax rate from 34% to 21% (see Note 5) resulting in a decrease in the net deferred income tax liability of $24.3 million, of which $22.8 million was reclassified to a regulatory liability related to Artesian Water and Artesian Water Maryland. The regulatory liability amount is subject to certain Internal Revenue Service normalization rules that require the benefits to customers be spread over the remaining useful life of the underlying assets giving rise to the associated deferred income taxes.  On January 31, 2019, the DEPSC approved the amortization of the regulatory liability amount of $22.2 million over a period of 49.5 years beginning February 1, 2018, subject to audit at a later date.  This audit is currently underway by the DEPSC, no final ruling has been made.  The MDPSC has not issued a final order on the regulatory liability amount of $0.6 million regarding the effects of the TCJA on Maryland customers.

Regulatory liabilities comprise:
	(in thousands)
	December 31, 2021	December 31, 2020

Utility plant retirement cost obligation	$149	$126
Deferred income taxes (related to TCJA)	21,111	21,555

	$21,260	$21,681

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

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known.  The statute of limitations for the 2017 Corporate tax returns lapsed during the fourth quarter of 2021, which resulted in the reversal of the reserve in the amount of approximately $26,000. The statute of limitations for the 2016 Corporate tax returns lapsed during the fourth quarter of 2020.  The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense.  The Company has accrued approximately $19,000 in penalties and interest for the year ended December 31, 2021. The Company remains subject to examination by federal and state authorities for the tax years 2018 through 2021.

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

Compensation expenses for restricted stock awards were $193,000, $178,000 and $181,000 in 2021, 2020 and 2019, respectively. Costs were determined based on the fair value on the dates of the awards and those costs were charged to income over the service periods associated with the awards. As of December 31, 2021, there was $68,000 of unrecognized expense related to non-vested awards of restricted shares granted under the 2015 Plan.

There was no stock compensation cost capitalized as part of an asset.

Stock Options

No options were granted in 2019, 2020 or 2021.

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

On May 6, 2020, 5,000 shares of Class A Stock were granted as restricted stock awards.  The fair value per share was $35.01, the closing price of the Class A Stock as recorded on the Nasdaq Global Select Market on May 6, 2020.  These shares were fully vested and released one year after the grant date.

On May 8, 2019, 5,000 shares of Class A Stock were granted as restricted stock awards.  The fair value per share was $36.11, the closing price of the Class A Stock as recorded on the Nasdaq Global Select Market on May 8, 2019. These shares were fully vested and released one year after the grant date.
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

Accounts Receivable

Accounts receivable are recorded at the invoiced amounts.  An allowance for doubtful accounts is calculated as a percentage of total associated revenues based upon historical trends and adjusted for current conditions.  We mitigate our exposure to credit losses by discontinuing services in the event of non-payment; accordingly, the related allowance for doubtful accounts and associated bad debt expense has not been significant.  However, due to the coronavirus pandemic, or COVID-19, causing hardships for many utility customers, state government agencies issued executive orders in March 2020 requiring utility companies to take a number of steps to support their customers and communities, including prohibiting service disconnections for non-payment and prohibiting late fees.  The Company experienced longer receivable cycles throughout 2020 and into 2021 and made an adjustment to increase the reserve for bad debt by $0.5 million in 2020. In June 2021 we made an adjustment to reduce the reserve by $0.3 million.  Account balances are written off against the allowance when it is probable the receivable will not be recovered. The allowance for doubtful accounts was $0.4 million and $0.9 million at December 31, 2021 and December 31, 2020, respectively.  The corresponding expense, excluding the reserve adjustment noted above, for the years ended December 31, 2021 and 2020 was $0.1 million and $0.2 million, respectively. The following table summarizes the changes in the Company’s accounts receivable balance:
	December 31,
In thousands	2021	2020

Customer accounts receivable – water	$5,986	$6,707
Customer accounts receivable – wastewater	1,326	1,717
Miscellaneous accounts receivable	698	699
Developer receivable	1,282	1,901
	9,292	11,024
Less allowance for doubtful accounts	429	862
Net accounts receivable	$8,863	$10,162

The activities in the allowance for doubtful accounts are as follows:

	December 31,
In thousands	2021	2020

Beginning balance	$862	$264
Allowance adjustments	(236)	754
Recoveries	25	13
Write off of uncollectible accounts	(222)	(169)
Ending balance	$429	$862

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

As of December 31, 2021, the Company’s financial results and business operations have not been materially adversely affected by the coronavirus, or COVID-19, outbreak, which was declared a pandemic in March 2020.  However, we have experienced delays in procuring some materials and supplies.  While we have been successful in managing these delays, there is no assurance that our future financial results or business operations will not be negatively affected.  The full impact of the COVID-19 outbreak continues to evolve as of the date of this report.  Management is actively monitoring the situation and impacts on its operations, suppliers, industry, and workforce.

NOTE 2

REVENUE RECOGNITION

Background

Artesian’s operating revenues are primarily attributable to contract services based upon tariff rates approved by the Delaware Public Service Commission, or DEPSC, the Maryland Public Service Commission, or MDPSC, and the Pennsylvania Public Utility Commission, or PAPUC.  Tariff contract service revenues consist of water consumption, industrial wastewater services, fixed fees for water and wastewater services including customer and fire protection fees, service charges and Distribution System Improvement Charges, or DSIC, billed to customers at rates outlined in our tariffs that represent stand-alone selling prices.  Our non-tariff contract revenues consist of Service Line Protection Plan, or SLP Plan, fees, water and wastewater contract operations, design and installation contract services, and wastewater inspection fees.  Other operating revenue primarily consists of developer guarantee contributions for wastewater and rental income for antenna agreements, which are not considered in the scope of Accounting Standards Codification 606, Revenue from Contracts with Customers.

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

Artesian generates revenue from industrial wastewater services provided to a customer in Sussex County, Delaware.  We recognize industrial wastewater service revenue at a contract rate on a monthly basis for the volume of wastewater transferred to Artesian’s wastewater facilities based upon meter readings for actual gallons of wastewater transferred.  These services are invoiced at the end of every month based on the actual meter readings for that month, and therefore there is no contract asset or liability associated with this revenue.  The contract also provides for a minimum required volume of wastewater flow to our facility.  At each year end, any shortfall of the actual volume from the required minimum volume is billed to the industrial customer and recorded as revenue.  Additionally, if during the course of the year it is probable that the actual volume will not meet the minimum required volume, estimated revenue amounts would be recorded for the pro rata minimum volume, constrained for potential flow capacity that could occur in the remainder of the year.  Pursuant to a settlement agreement, for the calendar year 2021 only, the minimum required volume was prorated on a seven month basis beginning June 1, 2021 and ending December 31, 2021.

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

Accounts receivable related to tariff contract revenues are typically due within 25 days of invoicing.  An allowance for doubtful accounts is calculated as a percentage of total associated revenues based upon historical trends and adjusted for current conditions.  We mitigate our exposure to credit losses by discontinuing services in the event of non-payment; accordingly, the related allowance for doubtful accounts and associated bad debt expense has not been significant.  However, due to the COVID-19 pandemic causing hardships for many utility customers, in March 2020, state government agencies issued executive orders requiring utility companies to take a number of steps to support their customers and communities, including prohibiting service disconnections for non-payment and prohibiting late fees.  In July 2020, the State of Delaware lifted its executive orders placing a moratorium on service disconnections for non-payment, with a provision requiring utilities to offer payment arrangements extending at least four months to customers.  After properly notifying customers, Artesian reinstated its late fee process in September 2020 and began administering service disconnections in October 2020 for its Delaware customers.  The State of Maryland and the Commonwealth of Pennsylvania lifted their executive orders placing moratoriums on service disconnections for non-payment effective November 2020.  The State of Maryland required utilities to offer payment arrangements extending twelve months.  The Company experienced longer receivable cycles throughout 2020 and into 2021 and made an adjustment to increase the reserve for bad debt by $0.5 million in 2020.  In June 2021 we made an adjustment to reduce the reserve by $0.3 million.  We will continue to monitor factors that affect the reserve for bad debt.

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

Artesian generates design and installation revenue for services related to the design and construction of wastewater infrastructure for a state agency under contract.  We recognize revenue from these services over time as services are performed using the percentage-of-completion method based on an input method of incurred costs (cost-to-cost).  These services are invoiced at the end of every month based on incurred costs to date.  As of December 31, 2021, there is no associated contract asset or liability.  There is no allowance for doubtful accounts or bad debt expense associated with this revenue.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by service type; all revenues are generated within a similar geographical location:

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Tariff Revenue
Consumption charges	$47,924	$47,145	$45,451
Fixed fees	27,977	27,109	26,216
Service charges	579	351	617
DSIC	5,093	4,997	4,331
Industrial wastewater services	675	1,448	22
Total Tariff Revenue	$82,248	$81,050	$76,637

Non-Tariff Revenue
Service line protection plans	$4,594	$4,381	$4,177
Contract operations	884	840	1,122
Design and installation	562	88	—
Inspection fees	341	266	246
Total Non-Tariff Revenue	$6,381	$5,575	5,545

Other Operating Revenue	$2,230	$1,516	1,413

Total Operating Revenue	$90,859	$88,141	$83,595

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	December 31, 2021	December 31, 2020
Contract Assets – Tariff	$2,144	$2,175

Deferred Revenue
Deferred Revenue – Tariff	$1,227	$1,150
Deferred Revenue – Non-Tariff	287	300
Total Deferred Revenue	$1,514	$1,450

For the year ended December 31, 2021, the Company recognized revenue of $1.2 million from amounts that were included in Deferred Revenue – Tariff at the beginning of the year and revenue of $0.3 million from amounts that were included in Deferred Revenue – Non-Tariff at the beginning of the year.

The increases of Contract Assets and Deferred Revenue were primarily due to normal timing differences between our performance and customer payments.

Remaining Performance Obligations

As of December 31, 2021 and December 31, 2020, Deferred Revenue – Tariff is recorded net of contract assets within Unbilled operating revenues and represents our remaining performance obligations for our fixed fee water and wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of December 31, 2021 and December 31, 2020, Deferred Revenue – Non-Tariff is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services and wastewater inspections, which are expected to be satisfied and associated revenue recognized within the next three months and one year for the SLP Plan revenue and inspection fee revenue, respectively.

NOTE 3

LEASES

The Company leases land and office equipment under operating leases from non-related parties.  Our leases have remaining lease terms of 20 year to 74 years, some of which include options to automatically extend the leases for up to 66 years.  Payments made under operating leases are recognized in the consolidated statement of operations on a straight-line basis over the period of the lease.  The annual lease payments for the land operating leases increase each year either by the most recent increase in the Consumer Price Index or by 3%, as applicable based on the lease agreements.  Periodically, the annual lease payment for one operating land lease is determined based on the fair market value of the applicable parcel of land.  None of the operating leases contain contingent rent provisions.  The commencement date of all the operating leases is the earlier of the date we become legally obligated to make rent payments or the date we may exercise control over the use of the land or equipment.  The Company currently does not have any financing leases and does not have any lessor leases that require disclosure.

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

In October 1997, Artesian Water entered into a 33 year operating lease for a parcel of land with improvements located in South Bethany, a municipality in Sussex County, Delaware.  The annual lease payments increase each year by the most recent increase in the Consumer Price Index for Urban Workers, CPI-U, as published by the U.S. Department of Labor, Bureau of Labor Statistics.  At each eleventh year of the lease term, the annual lease payment shall be determined based on the fair market value of the parcel of land.  Rental payments for 2021, 2020 and 2019 were $17,000, $16,500, and $16,300, respectively.  The future minimum rental payment as disclosed in the following table is calculated using CPI-U from August 2021 as well as the adjustment for an appraisal conducted in 2019 to determine the fair market value of the parcel of land.

In March 2019, Artesian Water entered into a 3 year operating lease for office equipment.  The quarterly lease payments remain fixed throughout the term of the lease.  Payments for both 2021 and 2020 were $19,000.

Rent expense for all operating leases except those with terms of 12 months or less comprises:

	For the Twelve Months Ended December 31,
(in thousands)
	2020	2019

Minimum rentals	$45	$44
Contingent rentals	—	—
	$45	$44

Supplemental cash flow information related to leases is as follows:

	Twelve Months Ended	Twelve Months Ended
	December 31,	December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45	$44
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$451	$460

Supplemental balance sheet information related to leases is as follows:

(in thousands, except lease term and discount rate)
	December 31, 2021	December 31, 2020

Operating Leases:
Operating lease right-of-use assets	$451	$460

Other current liabilities	$6	$20
Operating lease liabilities	440	432
Total operating lease liabilities	$446	$452

Weighted Average Remaining Lease Term
Operating leases	61 years	59 years
Weighted Average Discount Rate
Operating leases	5.0%	5.0%

Maturities of operating lease liabilities that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2021 are as follows:

(in thousands)
Operating Leases
Year
2022	$29
2023	24
2024	24
2025	24
2026	25
Thereafter	1,334
Total undiscounted lease payments	$1,460
Less effects of discounting	(1,014)
Total lease liabilities recognized	446

As of December 31, 2021, we have not entered into operating or finance leases that will commence at a future date.

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

Long-term Financial Liabilities

All of Artesian Resources’ outstanding long-term debt as of December 31, 2021 and December 31, 2020 was fixed-rate.  The fair value of the Company’s long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  Level 2 is valued using observable inputs other than quoted prices.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt (including current portion) are shown below:

In thousands	December 31,
	2021	2020
Carrying amount	$144,850	$144,090
Estimated fair value	163,182	171,374

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

NOTE 5

INCOME TAXES

Deferred income taxes reflect temporary differences between the valuation of assets and liabilities for financial and tax reporting.  Pursuant to the enactment of the Tax Cuts and Jobs Act, or TCJA, in 2017, the Company adjusted its existing deferred income tax balances to reflect the decrease in the corporate income tax rate from 34% to 21% resulting in a decrease in the net deferred income tax liability of approximately $24.3 million, of which $22.8 million was reclassified to a regulatory liability. The regulatory liability amount is subject to certain Internal Revenue Service normalization rules that require the benefits to customers be spread over the remaining useful life of the underlying assets giving rise to the associated deferred income taxes. On January 31, 2019, the DEPSC approved the amortization of the regulatory liability amount of $22.2 million over a period of 49.5 years beginning February 1, 2018, subject to audit at a later date. This audit is currently underway by the DEPSC, but no final ruling has been made.  The MDPSC has not issued a final order on the regulatory liability amount of $0.6 million regarding the effects of the TCJA on Maryland customers.

As of December 31, 2021, the Company fully utilized all of its federal net operating loss carrybacks and carry-forwards.  As of December 31, 2021, the Company has separate company state net operating loss carry-forwards aggregating approximately $11.9 million. Most of these net operating loss carry-forwards will expire if unused between 2022 and 2042. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of the state net operating loss carry-forwards. The valuation allowance increased to approximately $546,000 in 2021 from approximately $493,000 in 2020. Management believes that it is more likely than not that the Company will realize the benefit of these deferred tax assets, net of the valuation allowance.

Components of Income Tax Expense
In thousands	For the Year Ended December 31,
State income taxes	2021	2020	2019
Current	$1,216	$2,348	$2,405
Deferred	776	(279)	(610)
Total state income tax expense	$1,992	$2,069	$1,795

	For the Year Ended December 31,
Federal income taxes	2021	2020	2019
Current	$2,144	$5,725	$6,015
Deferred	1,601	(2,110)	(2,629)
Total federal income tax expense	$3,745	$3,615	$3,386

Reconciliation of effective tax rate:
	For the Year Ended December 31,
In thousands	2021	2021	2020	2020	2019	2019
	Amount	Percent	Amount	Percent	Amount	Percent
Reconciliation of effective tax rate
Income before federal and state income taxes	$22,564	100.0%	$22,501	100.0%	$20,106	100.0%

Amount computed at statutory rate	4,738	21.0%	4,725	21.0%	4,222	21.0%
Reconciling items
State income tax-net of federal tax benefit	1,600	7.1%	1,704	7.6%	1,414	7.0%
Regulatory liability adjustment	(451)	(2.0)%	(451)	(2.0)%	(451)	(2.2)%
Other	(150)	(0.7)%	(294)	(1.3)%	(4)	0.0%
Total income tax expense and effective rate	$5,737	25.4%	$5,684	25.3%	$5,181	25.8%

Deferred income taxes at December 31, 2021 and 2020 were comprised of the following:

	For the Year Ended December 31,
In thousands	2021	2020

Deferred tax assets related to:
Federal and state operating loss carry-forwards	$793	$629
Less: valuation allowance	(546)	(493)
Bad debt allowance	120	240
Stock options	122	148
Other	(10)	75
Total deferred tax assets	$479	$599

Deferred tax liabilities related to:
Property plant and equipment basis differences	$(51,102)	$(48,536)
Bond retirement costs	(1,134)	(1,210)
Property taxes	(593)	(481)
Other	(783)	(685)
Total deferred tax liabilities	$(53,612)	$(50,912)

Net deferred tax liability	$(53,133)	$(50,313)

Schedule of Valuation Allowance
	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
In thousands

Classification
For the Year Ended December 31, 2021 Valuation allowance for deferred tax assets	$493	$53	—	$546
For the Year Ended December 31, 2020 Valuation allowance for deferred tax assets	$335	$158	—	$493
For the Year Ended December 31, 2019 Valuation allowance for deferred tax assets	$396	$41	(102)	$335

Under FASB ASC Topic 740, the Company establishes reserves for uncertain tax positions based upon management’s judgment as to the sustainability of these positions.  The Company reserved a liability related to the difference in the tax depreciation utilizing the half-year convention rather than the mid-quarter convention for 2018.

The following table provides the changes in the Company's uncertain tax position:

	For the years ended December 31,
In thousands	2021	2020
Balance at beginning of year	$209	$271
Additions based on tax positions related to the current year	—	—
Additions based on tax positions related to prior years	19	21
Reductions for tax positions of prior years	—	(83)
Lapses in statutes of limitations	(26)	—
Balance at end of year	$202	$209

NOTE 6

PREFERRED STOCK

As of December 31, 2021 and 2020, Artesian Resources had no preferred stock outstanding.  Artesian Resources has 100,000 shares of $1.00 par value Series Preferred stock authorized but unissued.

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

Under Artesian Resources' dividend reinvestment plan, which allows for reinvestment of cash dividends and optional cash payments, stockholders were issued approximately 10,000, 11,000 and 11,000 shares at fair market value for the investment of $392,000 $388,000 and $400,000 of their monies in the years 2021, 2020, and 2019, respectively.

NOTE 8

DEBT

At December 31, 2021, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of December 31, 2021, there was $31.3 million of available funds under this line of credit. The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%. It is expected that the LIBOR rate will no longer be published for most currencies as of December 31, 2021, however, publication for USD currency should continue through June 30, 2023.  As a result, it is possible that, in the future, the LIBOR rate may become unavailable or may no longer be deemed an appropriate reference rate upon which to determine the interest rate on LIBOR Rate Loans.  In light of this eventuality, Citizens currently has initiatives underway to identify new or alternative reference rates to be used in place of the LIBOR rate.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 22, 2022 or any date on which Citizens demands payment.  The Company expects to renew this line of credit.

At December 31, 2021, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of December 31, 2021, there was $2.0 million of available funds under this line of credit.  The interest rate for borrowings under this line allows the Company to select either LIBOR plus 1.50% or a weekly variable rate established by CoBank; the Company has historically used the weekly variable interest rate.  The term of this line of credit expires on July 30, 2022. Artesian Water expects to renew this line of credit.

On July 15, 2021, Artesian Water entered into a Financing Agreement, or the Financing Agreement, with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of the state of Delaware, or the Department.  Under the Financing Agreement, the Department agreed to advance to Artesian Water up to approximately $2.5 million, or the Loan, to finance all or a portion of the cost to acquire the Town of Frankford water system and to replace water transmission mains and renew services and hydrants in the Town of Frankford, collectively, the Project.  In accordance with the Financing Agreement, Artesian Water will from time to time request funds under the Loan as it incurs costs in connection with the Project.  Artesian Water requested an initial draw of approximately $1.5 million for the acquisition of the Town of Frankford water system.  Upon receipt of the initial draw, an amount equal to approximately $1.5 million was forgiven by the Department and is no longer considered outstanding or unpaid principal under the Financing Agreement.  The Company shall pay to the Department, on the principal amount drawn down and outstanding from the date drawn, interest at a rate of 1.0% per annum and an administrative fee at the rate of 1.0% per annum.

On April 28, 2020, Artesian Water entered into three financing agreements, or the Financing Agreements, with the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of the state of Delaware, or the Department.  Under the Financing Agreements, the Department agreed to advance to Artesian Water up to approximately $1.7 million, $1.0 million and $1.3 million, collectively, the Loans, to finance all or a portion of the costs to replace specific water transmission mains in service areas located in New Castle County, Delaware, collectively, the Projects. The Company shall pay to the Department, on the principal amount drawn down and outstanding from the date drawn, interest at a rate of 0.6% per annum and an administrative fee at the rate of 0.6% per annum.  As of December 31, 2021, the full amount that will be borrowed under the Loans is approximately $2.6 million.

CoBank may make an annual patronage refund. The $20 million line of credit, the First Mortgage Bonds and the promissory note are with CoBank.  The patronage refunds earned by Artesian in 2021 and 2020 were $1.2 million and $1.0 million, respectively. In 2021, CoBank issued a one-time additional all-cash patronage distribution of $226,000, or 0.165%, of the average line of credit and loan volume outstanding in the prior year, which was in addition to the standard 0.80% patronage rate. In 2020, CoBank issued a one-time additional all-cash patronage distribution of $107,000, or 0.10%, of the average line of credit and loan volume outstanding in the prior year, which was in addition to the standard 0.80% patronage rate.

The weighted average interest rate on the lines of credit discussed above paid by the Company was 1.40% for the year ended December 31, 2021. These lines of credit, as well as the long-term debt obligations shown below, require us to abide by certain financial covenants and ratios.  As of December 31, 2021, we were in compliance with these  financial covenants.

Long-term debt consists of:

	December 31,
In thousands	2021	2020
First mortgage bonds

Series R, 5.96%, due December 31, 2028	$25,000	$25,000
Series S, 4.45%, due December 31, 2033	7,200	7,800
Series T, 4.24%, due December 20, 2036	40,000	40,000
Series U, 4.71%, due January 31, 2038	25,000	25,000
Series V, 4.42%, due October 31, 2049	30,000	30,000
	127,200	127,800

State revolving fund loans

4.48%, due August 1, 2021	—	318
3.57%, due September 1, 2023	200	294
3.64%, due May 1, 2025	513	648
3.41%, due February 1, 2031	1,735	1,887
3.40%, due July 1, 2032	1,729	1,864
1.187%, due November 1, 2041	2,585	—
	6,762	5,011
Notes Payable

Promissory Note, 5.12%, due December 30, 2028	10,888	11,279

Sub-total	144,850	144,090

Less: current maturities (principal amount)	1,591	1,757

Total long-term debt	$143,259	$142,333

Payments of principal amounts due during the next five years and thereafter:

In thousands	2022	2023	2024	2025	2026	Thereafter
First Mortgage bonds	$600	$600	$600	$600	$600	$124,200
State revolving fund loans	580	668	584	523	458	3,949
Promissory note	411	433	454	480	505	8,605
Total payments	$1,591	$1,701	$1,638	$1,603	$1,563	$136,754

Substantially all of Artesian Water's utility plant is pledged as security for our First Mortgage Bonds.  As of December 31, 2021, no other water utility plant has been pledged as security for loans.  Two parcels of land in Artesian Wastewater are pledged as security for the promissory note.
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

The following summary reflects changes in the shares of Class A Stock under option:

	2021 Shares	2021 Weighted Average Exercise Price	2020 Shares	2020 Weighted Average Exercise Price	2019 Shares	2019 Weighted Average Exercise Price
Plan options
Outstanding at beginning of year	116,347	$20.90	153,250	$20.40	168,750	$20.11
Granted	—	—	—	—	—	—
Exercised	(33,347)	19.04	(36,903)	18.83	(15,500)	17.15
Expired	—	—	—	—	—	—
Outstanding at end of year	83,000	$21.65	116,347	$20.90	153,250	$20.40

Options exercisable at year end	83,000	$21.65	116,347	$20.90	153,250	$20.40

The total intrinsic value of options exercised during 2021, 2020 and 2019 were $736,000, $620,000 and $334,000, respectively. During 2021, we received $635,000 in cash from the exercise of options, with a $941,000 tax benefit realized for those options.

The following table summarizes information about employee and director stock options outstanding and exercisable at December 31, 2021:

Options Outstanding and Exercisable
Range of Exercise Price	Shares Outstanding at December 31, 2021	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$19.01 - 20.46	15,500	0.35 Years	$19.01	$423,460
$20.47 - 22.66	67,500	1.85 Years	$22.26	$1,624,725

As of December 31, 2021, there was no unrecognized expense related to non-vested option shares granted under the 2015 Plan.

The following summary reflects changes in the shares of Class A Stock Restricted Stock Awards (RSA):

	2021 Shares	2021 Weighted Average Grant Date Fair Value	2020 Shares	2020 Weighted Average Grant Date Fair Value	2019 Shares	2019 Weighted Average Exercise Price
Plan RSA’s
Outstanding at beginning of year	5,000	$35.01	5,000	$36.11	5,000	$38.51
Granted	5,000	40.11	5,000	35.01	5,000	36.11
Vested/Released	(5,000)	35.01	(5,000)	36.11	(5,000)	38.51
Cancelled	—	—	—	—	—	—
Unvested Outstanding at end of year	5,000	$40.11	5,000	$35.01	5,000	$36.11

On May 4, 2021, 5,000 shares of Class A Stock were granted as restricted stock awards.  The fair value per share was $40.11, the closing price of the Class A Stock as recorded on the Nasdaq Global Select Market on May 4, 2021.  Prior to their release date, these restricted stock awards may be subject to forfeiture in the event of the recipient’s termination of service.

On May 6, 2020, 5,000 shares of Class A Stock were granted as restricted stock awards.  The fair value per share was $35.01, the closing price of the Class A Stock as recorded on the Nasdaq Global Select Market on May 6, 2020.  These shares vested and were released one year after the grant date.

On May 8, 2019, 5,000 shares of Class A Common Stock, or Class A Stock, were granted as restricted stock awards.  The fair value per share was $36.11, the closing price of the Class A Stock as recorded on the Nasdaq Global Select Market on May 8, 2019. These shares vested and were released one year after the grant date.

As of December 31, 2021, there was $67,600 of total unrecognized expense related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.34 years, the remaining vesting period for the restricted stock awards.

The total intrinsic value of awards released during 2021 was approximately $204,900.

NOTE 10

EMPLOYEE BENEFIT PLANS

401(k) Plan

Artesian Resources has a defined contribution 401(k) Salary Reduction Plan, or the 401(k) Plan, which covers substantially all employees.  Under the terms of the 401(k) Plan, Artesian Resources contributed 2% of eligible salaries and wages and matched employee contributions up to 6% of gross pay at a rate of 50%.  Artesian Resources may, at its option, make additional contributions of up to 3% of eligible salaries and wages. No such additional contributions were made in 2021 , 2020 or 2019.  The 401(k) Plan also provides additional retirement benefits to full-time employees hired prior to April 26, 1994, allowing them to save for future retiree medical costs that will be paid by employees by providing additional cash resources to those employees upon a termination of employment or retirement to meet the cost of future medical expenses.  These eligible employees receive an additional contribution of 6% of eligible salaries and wages. The 401(k) Plan expenses, which include Company contributions and administrative fees, for the years 2021, 2020 and 2019, were approximately $1.2 million, $1.1 million and $1.1 million, respectively.

NOTE 11

COMMITMENTS AND CONTINGENCIES

Leases

In the first quarter of 2019, the Company adopted the new standard on leases that was issued by the FASB and has applied this standard as disclosed in Note 3.

Easements

During 2003, Artesian Water Pennsylvania entered into a 40 year easement agreement to acquire an easement to access, operate, maintain, repair, improve, replace and connect Artesian’s water system to a well, including a parcel of land around the well. Management made certain estimates and assumptions regarding the separation of lease and nonlease components related to this easement agreement.  It was determined that the majority of this easement agreement contains non-lease components. Easement payments for 2021, 2020 and 2019 were $42,000, $41,000 and $40,000, respectively.

Artesian Wastewater entered into a perpetual agreement for the use of approximately 460 acres of land in Sussex County, Delaware for wastewater disposal.  Beginning November 2016, Artesian Wastewater was required to pay a minimum of $40,000 per year for the use of this land.  Once operations began in 2021, the monthly fee is based on the volume of wastewater disposed on the properties charged at a rate per one thousand gallons of wastewater, providing for a minimum monthly payment.  Payments for 2021, 2020 and 2019 were $65,000, $44,000, $44,000, respectively.  The agreement can be terminated by giving 180 day notice prior to the termination date.

Future minimum annual payments related to the easement agreements noted above for the years subsequent to 2021 are as follows:

In thousands
2022	$59
2023	38
2024	39
2025	40
2026	41
2027 through 2043	825
$1,042

Interconnections

Artesian Water has two water service interconnection agreements with a neighboring utility, Chester Water Authority.  One agreement, that expired on December 31, 2021, had a “take or pay” clause requiring us to purchase 3 million gallons per day.  The other agreement is effective from January 1, 2022 through December 31, 2026, includes automatic five year renewal terms, unless terminated by either party, and has a “take or pay” clause requiring us to purchase water on a step down schedule through July 5, 2022, thereafter requiring us to purchase a minimum of 0.5 million gallons per day.  Rates charged under this agreement are subject to change.

Artesian Water Maryland has one interconnection agreement with the Town of North East that has a “take or pay” clause requiring us to purchase a minimum of 35,000 gallons per day.  The agreement extends through June 2024.

The minimum annual purchase commitments for all interconnection agreements for 2022 through 2026, calculated at the noticed rates, are as follows:

In thousands
2022	$1,518
2023	759
2024	730
2025	702
2026	701
$4,410

Expenses for purchased water were $4.3 million, $4.3 million and $4.2 million for 2021, 2020 and 2019, respectively.

Other Commitments

In March 2017, Artesian Water entered into a 3-year agreement with Worldwide Industries Corporation to clean and paint tanks in 2017, 2018 and 2019.  Pursuant to the 3-year agreement, the expenditure committed in total for the years 2017 through 2019 was $1.3 million.  In 2020, Artesian Water entered into a short term agreement with Worldwide Industries Corporation to clean and paint a tank in 2020. Pursuant to the agreement, the expenditure in 2020 was $0.1 million. In April 2021, Artesian Water entered into a 3-year agreement with Worldwide Industries Corporation effective July 1, 2021 to paint elevated water storage tanks.  Pursuant to the agreement, the total expenditure for the three years is $1.2 million. Tank painting expense for 2021, 2020 and 2019 was $222,000, $155,000, and $447,000, respectively.

Budgeted mandatory utility plant expenditures, due to planned governmental highway projects, which require the relocation of Artesian Water's water service mains, expected to be incurred in 2022 through 2024 are as follows:

In thousands
2022	$4,820
2023	8,430
2024	2,420
$15,670

The exact timing and extent of these relocation projects is controlled primarily by the Delaware Department of Transportation.

NOTE 12

GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water utility service to customers within their established service territory in all three counties of Delaware and in portions of Maryland and Pennsylvania, pursuant to rates filed with and approved by the DEPSC, the MDPSC and the PAPUC. As of December 31, 2021, Artesian Water was serving approximately 91,700 customers, Artesian Water Maryland was serving approximately 2,500 customers and Artesian Water Pennsylvania was serving approximately 40 customers.

Artesian Wastewater provides wastewater utility service to customers within its established service territory in Sussex County, Delaware pursuant to rates filed with and approved by the DEPSC.  As of December 31, 2021, Artesian Wastewater was serving approximately 3,200 customers, including one large industrial customer. Effective January 14, 2022, following the acquisition of TESI, the number of wastewater customers served more than doubled.  All wastewater customers are located in Sussex County, Delaware.

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

The rate reflects the eligible plant improvements installed through April 30, 2019.  The DSIC rate effective January 1, 2021 is still subject to audit by the DEPSC at a later date.  For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, we earned approximately $5.1 million, $5.0 million and $4.3 million in DSIC revenue, respectively.

NOTE 14

NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards. The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Year
	Ended December 31,
	2021	2020	2019
	(in thousands)

Weighted average common shares outstanding during the period for Basic computation	$9,394	$9,327	$9,277
Dilutive effect of employee stock options	32	42	49
Weighted average common shares outstanding during the period for Diluted computation	$9,426	$9,369	$9,326

For the years ended 2021 and 2020 no shares of restricted stock awards were excluded from the calculations of diluted net income per share. For the year ended 2019, 5,390 shares of restricted stock awards were excluded from the calculations of diluted net income per share.  Due to unrecognized compensation costs, the hypothetical repurchase of shares exceeded the number of restricted shares expected to vest during the period, creating an anti-dilutive effect. For the years ended 2021, 2020 and 2019, no stock options were excluded from the calculations of diluted net income per share.

The Company has 15,000,000 authorized shares of Class A Stock, and 1,040,000 authorized shares of Class B Stock. As of December 31, 2021, 8,532,795 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of December 31, 2020, 8,475,452 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of December 31, 2019, 8,410,246 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share.

Equity per common share was $18.94, $18.16, and $17.28 at December 31, 2021, December 31, 2020, and December 31, 2019, respectively. These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on December 31, 2021, December 31, 2020, and December 31, 2019, respectively.

NOTE 15

RELATED PARTY TRANSACTIONS

Mr. Michael Houghton currently serves as a director.  During 2021, Mr. Houghton was a Partner in the law firm of Morris Nichols Arsht & Tunnell, or MNAT, in Wilmington, Delaware. In the normal course of business, the Company utilizes the services of MNAT for various regulatory, real estate and public policy matters.  Approximately $191,000, $386,000 and $253,000 was paid to MNAT during the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively, for legal and director related services.  As of December 31, 2021, the Company had a $16,000 accounts payable balance due to MNAT.

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

NOTE 16

BUSINESS COMBINATIONS

As part of the Company’s growth strategy, on April 2, 2020, Artesian Water purchased substantially all of the water system operating assets from the Town of Frankford, or Frankford, a Delaware municipality located in Sussex County, Delaware, including the right to provide water service to Frankford’s existing customers, or the Frankford Water System.  The Frankford Water System serves approximately 360 customers.  The total purchase price was $3.6 million. The acquisition was accounted for as a business combination under ASC Topic 805, “Business Combinations”.  The purchase price allocation is primarily attributed to utility plant assets.  The Company utilized a combination of three methods to determine the reasonableness of the purchase price: the cost approach, market approach and income approach.  Given the majority of the assets acquired were tangible utility plant, the Company utilized the cost approach to record the fair value of the assets.  The cost approach values the underlying assets to derive market value based on the estimated current new replacement cost, less the loss in value caused by physical deterioration, and functional and economic obsolescence of the assets.  Goodwill was recognized primarily as a result of expected synergies of operations and interconnections to our existing utility plant infrastructure.  In 2021, a regulatory adjustment was made to account for $1.5 million of Delaware Drinking Water State Revolving Fund loan proceeds automatically forgiven in July 2021.  A portion of the adjustment offset the purchase price and recognition of goodwill, with the remainder recorded as contributions in aid of construction.

Additionally, as part of the Company’s growth strategy, on August 3, 2020, Artesian Water completed its purchase of substantially all of the water system operating assets from the City of Delaware City, or Delaware City, a Delaware municipality located in New Castle County, Delaware, including the right to provide water service to Delaware City’s existing customers, or the Delaware City Water System.  The Delaware City Water System currently serves approximately 800 customers.  The total purchase price was $2.1 million.  The acquisition was accounted for as a business combination under ASC Topic 805.  The purchase price allocation was finalized in early 2021 and was primarily attributed to utility plant assets. The final purchase price allocation did not change materially compared to the preliminary allocation.   The Company utilized similar valuation methodologies to those described above.

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
NOTE 17

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

NOTE 18

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued new guidance that provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting as the market transitions from reference rates that are expected to be discontinued, such as the London Inter-bank Offered Rate, or LIBOR.  The guidance was effective upon issuance and may be applied prospectively to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued, evaluated on or before December 31, 2022, beginning during the reporting period in which the guidance has been elected.  It is expected that the LIBOR rate will no longer be published for most currencies as of December 31, 2021, however, publication for USD currency should continue through June 30, 2023.  As a result, it is possible that, in the future, the LIBOR rate may become unavailable or may no longer be deemed an appropriate reference rate upon which to determine the interest rate on LIBOR Rate Loans.  LIBOR is expected to be phased out completely by June 30, 2023.  As a result, it is possible that, in the future, the LIBOR rate may become unavailable or may no longer be deemed an appropriate reference rate upon which to determine the interest rate on LIBOR Rate Loans.  The guidance is optional and may be elected over time as reference rate reform activities occur.  In light of this eventuality, one of the banks with which we have a line of credit arrangement, currently has initiatives underway to identify new or alternative reference rates to be used in place of the LIBOR rate.  The Company is evaluating the impact of the new guidance on our financial position, results of operations and cash flows.

In November 2021, the FASB issued new guidance to increase transparency in financial reporting by requiring business entities to disclose, in notes to their financial statements, information about certain types of government assistance they receive.  The amendments are effective for financial statements issued for annual periods beginning after December 15, 2021.  Management does not anticipate a material impact on our notes to financial statements related to possible government assistance received in future reporting periods.

NOTE 19

SUBSEQUENT EVENTS

On January 14, 2022, Artesian Wastewater Management completed its agreement to acquire Tidewater Environmental Services, Inc., or TESI, a wholly-owned subsidiary of Middlesex Water Company, or Middlesex, that provides regulated wastewater services in Delaware.  Artesian Wastewater purchased all of the stock of TESI from Middlesex for $6.4 million in cash and other consideration, including forgiveness of a $2.1 million intercompany note due from Middlesex.  This acquisition more than doubled the number of wastewater customers served in Sussex County, Delaware.  The Delaware Public Service Commission approved this transaction with TESI on October 27, 2021. The Company is still gathering information related to this acquisition and will record the preliminary purchase price allocation in the first quarter of 2022 and finalize the allocation by the end of 2022, once the valuation of assets acquired has been completed..

On February 7, 2022, Artesian Water Company entered into an interest rate lock agreement, or the Agreement, with CoBank, ACB, or CoBank.  The Company is seeking to finance a $30 million principal amount First Mortgage Bond, or the Bond.  The Agreement allows for a maturity period of 25 years and a fixed interest rate of 4.43% per annum, or the Fixed Rate, for the Bond.  The Agreement is effective through May 7, 2022, or the Settlement Date.  Pursuant to the Agreement, the Bond is not subject to redemption based on mortgage style amortization.  Interest on the outstanding principal balance will be payable quarterly on the 30th day of January, April, July and October each year.  The proceeds from the sale of the Bond shall be used to pay down outstanding lines of credit of Artesian Water, with any additional proceeds used to fund future capital investments in Artesian Water.  Closing on the debt financing is subject to approval by the DEPSC.  Also pursuant to the Agreement, the Company agrees to pay to CoBank, on demand, a broken funding charge if the Company does not, for any reason whatsoever, borrow the entire $30 million principal amount on or before the Settlement Date.  The broken funding charge shall be in an amount equal to the present value of the sum of all losses and expenses incurred by CoBank in retiring, liquidating, or reallocating any debt, obligation, or cost incurred or allocated by CoBank to fund or hedge the Fixed Rate.

On February 16, 2022, Artesian Water Company signed an agreement, or the Asset Purchase Agreement, to purchase from the Town of Clayton, a Delaware municipality, or Clayton, substantially all of the operating assets of Clayton’s water system, including Clayton’s exclusive franchise territory and the right to provide water service to Clayton’s existing customers, or the Water System.  Pursuant to the terms of the Asset Purchase Agreement, Clayton shall transfer to Artesian Water all of Clayton’s right, title and interest in and to substantially all of the municipal water utility, plant and equipment, associated real property, contracts, easements and permits possessed by Clayton at closing related to the Water System.  The total purchase price is $5.0 million, less the current payoff amount of any secured debt or debt associated with the Water System.  Closing on this transaction is pending due diligence and approval by the Delaware Public Service Commission related to the transfer of exclusive franchise territory.  The Asset Purchase Agreement contains customary representations, warranties, covenants and closing conditions for agreements of like type.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Artesian Resources Corporation
Newark, Delaware

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, cash flows and changes in stockholders’ equity, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Tangible Assets in Business Combinations

As described in Notes 1 and 16 to the consolidated financial statements, the Company acquired the municipal water system of Delaware City.  As of December 31, 2020, the accounting for the transaction was preliminary. The Company finalized the purchase price accounting during 2021, allocating the total consideration of $2.1 million to identifiable tangible utility plant assets. Management estimated fair value of the tangible assets acquired using the cost method with assistance from third-party valuation specialists.

We identified the valuation of the tangible utility plant assets as a critical audit matter. Management’s determination of fair value of the tangible assets acquired using the cost method required management to make significant estimates and assumptions related to economic lives of the assets, replacement costs, and physical characteristics of the tangible assets acquired. Auditing these elements involved a high degree of subjectivity, auditor judgment and an increased extent of effort when performing audit procedures, including the use of our valuation specialists.

The primary procedures we performed to address this critical audit matter included:
•
Assessing the reasonableness of significant underlying assumptions used to calculate the fair value through (i) validating the existence of acquired assets and the reasonableness of attributes such as length and age based on external data, (ii) independently recalculating replacement costs using recent actual costs for similar assets and construction quotes, and (iii) performing procedures to evaluate the appropriateness of the useful lives assigned to the newly acquired assets.

•
Utilizing personnel with specialized knowledge and skill in valuation to assist in the evaluation of the assumptions and methodologies used in the preparation of the fair value measurements for the utility plant assets.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2005.

Wilmington, Delaware
March 11, 2022

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

Artesian Resources Corporation’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013).”  Based on this assessment, Management determined that at December 31, 2021, the Corporation’s internal control over financial reporting was effective.

(c)  Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting, occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Date: March 11, 2022

CHIEF EXECUTIVE OFFICER:	CHIEF FINANCIAL OFFICER:

/s/ DIAN C. TAYLOR	/s/ DAVID B. SPACHT
Dian C. Taylor	David B. Spacht

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Dian C. Taylor	76
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

Qualifications:  Ms. Dian Taylor has over 25 years of experience as Chief Executive Officer and President of the Company, during which the Company has continuously expanded its service area. Ms. Taylor has extensive knowledge of the complex issues facing smaller companies and prior strategic planning expertise. Ms. Taylor has served as President of the National Association of Water Companies, a trade organization of the investor-owned water utility industry. Ms. Taylor also has served on the Delaware Economic and Financial Advisory Council, on the Board of Governors of the Delaware State Chamber of Commerce, on the Executive Committee of the Delaware Business Round Table, the American Heart Association, the Committee of 100 and the Delaware Council on Economic Education, as a Regional Advisory Board Member for Citizens Bank, a Trustee of the Delaware Grand Opera and the Christiana Care Hospital and as a Commissioner for the Delaware River and Bay Authority. The Board views Ms. Taylor’s experience with various aspects of the utility industry and her demonstrated leadership roles in business and community activities as important qualifications, skills and experiences for the Board of Directors’ conclusion that Ms. Taylor should serve as a director of the Company.

Kenneth R. Biederman Ph. D.	78
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

John R. Eisenbrey, Jr.	66
Biography:  Director since 1993 – Small Business Executive.  For more than 40 years, Owner and President of Bear Industries, Inc., a contracting firm providing building fire sprinkler protection installations for businesses throughout the Delmarva Peninsula.  In 2021, Mr. Eisenbrey was appointed to the Board of Trustees of St. Andrews School.  Mr. Eisenbrey is the nephew of Dian C. Taylor and the cousin of Nicholle R. Taylor.  He serves on the Audit; Governance and Nominating; and Compensation Committees.

Qualifications:  The Board of Directors has determined that Mr. Eisenbrey’s hands-on experience as a business owner in one of our primary geographic regions qualifies him to be a member of the Board.  For more than 40 years, Mr. Eisenbrey has been the Owner and President of a privately held contracting firm providing fire sprinkler protection installations for businesses throughout the Delmarva Peninsula.  Mr. Eisenbrey is a past President of the Delaware Contractors Association.  Mr. Eisenbrey’s operating business background provides experience with operational, technical and regulatory matters also applicable to our water business.

Michael Houghton, Esq.	65
Biography:  Director appointed September 2018 – Mr. Houghton retired as of January 1, 2022 as Senior Partner in the law firm of Morris Nichols Arsht & Tunnell in Wilmington, Delaware. He was admitted to practice law in Delaware in 1982, before the U.S. District Court for the District of Delaware in 1983 and before the U.S. Court of Appeals for the Third Circuit in 1985. He served a clerkship with the Delaware Court of Chancery in 1982-1983.  Mr. Houghton’s legal expertise involved the representation of governmental entities, such as the Delaware River & Bay Authority.  He also represented banks, trust companies, insurance companies and public utilities in commercial transactions and before regulatory authorities and state, county and local governments and in legislative and public policy matters before Delaware government. Mr. Houghton has also advised numerous entities, including Fortune 500 companies, on unclaimed property issues and has represented numerous companies in connection with unclaimed property audits. He was selected for inclusion in The Best Lawyers in America from 2009-2020. Mr. Houghton is a member of the Board of Governors of the Delaware State Chamber of Commerce and the Boards of the Delaware Public Policy Institute, the Pete du Pont Freedom Foundation and the Rockefeller Trust Company of Delaware. He is a member of the Board of the Delaware Bar Foundation,  a Trustee of the Uniform Law Foundation,  a Past President of the Delaware State Bar Association and a Past President the National Conference of Commissioners on Uniform State Laws. He was appointed in 2017 by Delaware Governor John Carney to serve as Chair of the Delaware Economic and Financial Advisory Council.

Qualifications:  Mr. Houghton’s legal and regulatory experience and extensive involvement in Delaware legislative and public policy matters are attributes that provide valuable insight and benefit as the Company continues its growth in Delaware. The Board has determined that Mr. Houghton’s more than 35 years of experience makes him well qualified to serve on the Board.

Nicholle R. Taylor	54
Biography:  Director since 2007 – President of Artesian Water Company, Inc. since August 2021.  Senior Vice President of Artesian Resources Corporation and its subsidiaries since May 9, 2012 and Chief Operating Officer of Artesian Water Company from August 2019 through August 2021. She was Vice President of Artesian Resources Corporation and its subsidiaries from May 2004 to May 2012.  Ms. Taylor has been employed by the Company since 1991 and has held various management level and operational positions within the Company.  She serves on the Strategic Planning, Budget and Finance Committee. Ms. Taylor is the niece of Dian C. Taylor and the cousin of John R. Eisenbrey, Jr.

Qualifications:  Ms. Nicholle Taylor has over thirty years of experience with the Company in a variety of field, office and managerial positions.  The Board of Directors has determined that the range of her experience across various company functions gives her a clear perception of how the Company operates, thus enhancing the Board’s ability to know the Company’s current capabilities and limitations, and qualifies her to serve as a director.  Ms. Taylor serves as Chair on the Board of Directors of the National Association of Water Companies, a trade organization of the investor-owned water utility industry.  Ms. Taylor also currently serves on the Board of Directors of the Committee of 100, which is a business organization that promotes responsible economic development in the state of Delaware.  In 2019, Ms. Taylor was appointed to the Board of Directors of the Delaware Nature Society, a non- profit organization dedicated to connecting people with the natural world to improve the environment through education, advocacy and conservation.

William C. Wyer	75
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

Pierre A. Anderson	43
Chief Information Officer and Senior Vice President of Artesian Resources Corporation and its subsidiaries since May 19, 2021.  Mr. Anderson previously served as Vice President of Information Technologies of Artesian Resources Corporation and its subsidiaries from May 2012 to May 2021, Director of Information Technologies from April 2008 to May 2012, and Manager of Information Technologies from December 2006 to April 2008. Prior to joining the Company, Mr. Anderson was employed by the Christina School District as Manager, Project & Support Services.  From 2000 to 2005, while with MBNA (now Bank of America), he served in several information technology roles. He received his Bachelors of Science degree in Computer Science from Delaware State University and both an MBA and Masters of Science in Information Systems & Technology Management from the University of Delaware’s Lerner College of Business & Economics.

Mr. Anderson serves on the Boards of Easterseals of Delaware & Maryland’s Eastern Shore (Treasurer), Delaware State Chamber of Commerce, University of Delaware’s Lerner College Alumni, Bancroft Construction Company, and by gubernatorial appointment to the Delaware Economic & Forecasting Advisory Council (DEFAC).

Joseph A. DiNunzio, CPA, CGMA	59
Executive Vice President and Secretary of Artesian Resources Corporation and Subsidiaries since May 2007 and President of Artesian Water Maryland, Inc. since May 2017.  Mr. DiNunzio previously served as Senior Vice President and Secretary since March 2000 and as Vice President and Secretary since January 1995.  He served as Secretary of Artesian Resources Corporation and Subsidiaries from July 1992 to January 1995.  Prior to joining Artesian in 1989, Mr. DiNunzio was employed by PriceWaterhouseCoopers LLP.  He earned a B.S. in Commerce, with concentration in accounting, from the McIntire School of Commerce at the University of Virginia.
Mr. DiNunzio is Past Chairman of the Board of the Cecil County Chamber of Commerce and a member of the Board of the Cecil Business Leaders.  He is Past Chairman of the Delaware Chapter of the National Association of Water Companies.   Mr. DiNunzio is a member of the Cecil County Maryland Economic Development Commission, Delaware Water Supply Coordinating Council, the Delaware Source Water Assessment and Protection Program’s Citizens and Technical Advisory Committee, the American Institute of Certified Public Accountants, the Pennsylvania Institute of Certified Public Accountants, and was a member of the 2003 Delaware Legislative Drinking Water Task Force.

Jennifer L. Finch, CPA	53
Senior Vice President of Finance & Corporate Treasurer of Artesian Resources Corporation & Subsidiaries since November 2020.  Prior to that, Ms. Finch was the Assistant Treasurer and Vice President of Finance.  Ms. Finch is responsible for the oversight of all aspects of accounting and tax‐related matters, corporate financing, and serves as the principal accounting officer.
Prior to joining Artesian in 2008, Ms. Finch held various accounting positions for Handler Corporation, a homebuilder and developer located in Wilmington, Delaware, where she worked for 14 years.  She has more than 30 years of accounting, auditing and tax experience.

David B. Spacht	62
Chief Financial Officer of Artesian Resources Corporation and Subsidiaries since January 1995 and President of Artesian Wastewater Management, Inc. since August 2019.  Mr. Spacht joined the Company in 1980 and has held various executive and management level positions.  Mr. Spacht has worked closely with the Public Service Commission for over 35 years on developing rates and regulations in Delaware. He has also worked closely with the Maryland Public Service Commission developing rates and regulations as a result of filing for acquisitions. He was selected by the National Association of Regulatory Utility Commissioners Subcommittee on Water as an instructor for their semi-annual course on rate making.
Mr. Spacht is a member of several national and local organizations, including the National Association of Water Companies, having served on their Finance Committee for 32 years, and most recently in 2015 joining the Rate and Regulatory Committee; the American Water Works Association; the National Association of Regulatory Utility Commissioners; the International Organization of Management Accountants; and Special Olympics Delaware.

John M. Thaeder	63
Senior Vice President of Operations.  Mr. Thaeder has served as an officer since February 1998.  He currently serves as an officer of Artesian Resources Corporation and Subsidiaries.   Prior to joining the company, Mr. Thaeder was with Hydro Group, Inc. from 1996 to 1998 as Southeastern District Manager of Sales and Operations from Maryland to Florida.  During 1995 and 1996, he was Sales Manager of the Northeast Division with sales responsibilities from Maine to Florida.  Previously, he served as District Manager of the Layne Well and Pump Division of Hydro Group.

Corporate Governance

The executive officers are elected or approved by our Board, or the Board of our appropriate subsidiary, to serve until his or her successor is appointed or shall have been qualified or until earlier death, resignation or removal.

In accordance with the provisions of the Company's By-laws, the Board is divided into three classes. Members of each class serve for three years and one class is elected each year to serve a term until his or her successor shall have been elected and qualified or until earlier resignation or removal.  Nicholle R. Taylor has been nominated for election to the Board of Directors at the shareholders Annual Meeting to be held May 4, 2022.

The Board, which met thirteen times in 2021, has established five standing committees: the Executive Committee, the Audit Committee, the Compensation Committee, the Strategic Planning, Budget and Finance Committee, and the Governance and Nominating Committee. Information with respect to these committees is set forth below. In addition, the charter for each of the five standing committees of the Board is available on our website, www.artesianwater.com.

Dian C. Taylor, the Company's Chief Executive Officer, also serves as Chair of the Board. The Board, after considering the size of the Company and the composition of the Board, has determined that the combined structure is appropriate. The Board has determined that having one person serving as Chair of the Board and Chief Executive Officer ensures a unified leadership of the Board and management and provides potential efficiency in the execution of the strategies and visions of the Board and management. The Board believes that Ms. Taylor's experience and operational knowledge of the business enables her to effectively perform both roles. Given the limited number of Board members and the practice of open communication with the entire Board, the Company does not have a lead independent director. The Board meets as often as needed and at least twice a year in executive session without any management or non-independent directors present. The Board believes this is an appropriate structure for the Company which provides the appropriate independent oversight. In addition, the Audit Committee and the Compensation Committee regularly consult with the Company's General Counsel to review the various types of risks that affect the Company and to consult on strategies to anticipate such risks. The Board believes this structure has been effective. The Board meets with management on a regular basis to review operational reports, financial updates, strategic development and other matters. Frequent meetings help to promote and ensure open communication with the management team. All Board members are engaged and remain actively involved in their oversight roles. The Board is responsible for oversight of the Company's risk management process. The senior management team is responsible for identifying risks, managing risks and reporting and communicating risks back to the Board.

Director Compensation

In May 2021, each independent director received an annual retainer fee of $37,250 paid in advance.  Dian C. Taylor and Nicholle R. Taylor received annual retainer fees of $34,600. The chair of the Audit Committee received an additional annual retainer of $9,000.  The chair of the Corporate Governance and Nominating Committee received an additional annual retainer of $9,000. The chair of the Compensation Committee received an additional annual retainer of $7,000. The members of the Strategic Planning, Budget and Finance Committee each received additional annual retainers of $3,000.  The members of the Executive Committee each received additional annual retainers of $1,000. Each director received $2,000 for each Board meeting attended, $1,500 for each committee meeting attended on the day of a regular board meeting and $2,000 for each committee meeting attended on any other day.  Each director received $500 per diem for workshops.

In 2021, our directors, other than Dian C. Taylor and Nicholle R. Taylor, whose fees as director are included in the Summary Compensation Table, received the following compensation::

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All other Compensation ($)(2)	Total ($)
Kenneth R. Biederman	93,250	40,110	---	133,360
John R. Eisenbrey, Jr.	92,250	40,110	---	132,360
Michael Houghton	71,750	N/A	---	71,750
William C. Wyer	91,250	40,110	12,696	144,056

(1)
On May 4, 2021, each director, other than Mr. Houghton, received a restricted stock award of 1,000 shares of Class A Stock. The fair market value per share was $40.11, the closing price of the Class A Stock as recorded on the Nasdaq Global Select Market on May 4, 2021.  The restricted shares vest one year from the date of grant.  The aggregate number of stock options and restricted shares outstanding at December 31, 2021 for each director is:

	Option Shares Outstanding at December 31, 2021	Restricted Shares Outstanding at December 31, 2021
Kenneth R. Biederman	13,500	1,000
John R. Eisenbrey, Jr.	13,500	1,000
William C. Wyer	20,250	1,000

(2)	$9,678 was for medical insurance premiums for Mr. Wyer and his spouse, $3,000 was for a physical for Mr. Wyer and $18 was for life insurance premiums for Mr. Wyer.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2021, the members of our Compensation Committee were Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer. None of our executive officers serves as a director or as a member of the compensation committee, or any other committee serving an equivalent function, of any entity that has one or more of its executive officers serving as members of our Compensation Committee or as a director of our Board.  No member of our Compensation Committee has ever been our employee.

Independence

In 2021, the Board of Directors determined that Messrs. Biederman, Eisenbrey, Houghton and Wyer, a majority of the Board of Directors, met the independence requirements prescribed by the listing standards of the Nasdaq Global Select Market.

Audit Committee

The Audit Committee reviews the procedures and policies relating to the internal accounting procedures and controls of the Company, and provides general oversight with respect to the accounting principles employed in the Company's financial reporting. As part of its activities, the Audit Committee meets with representatives of the Company's management and independent accountants. The Audit Committee has considered the extent and scope of non-audit services provided to the Company by its outside accountants and has determined that such services are compatible with maintaining the independence of the outside accountants. The Audit Committee appoints and retains the Company's independent accountants. The Audit Committee consists of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer. The Board of Directors has also determined that each member of the Audit Committee meets the independence requirements prescribed by the listing standards of the Nasdaq Global Select Market and the rules and regulations of the Securities and Exchange Commission. The Board of Directors has further determined that Mr. Biederman, a member of the Audit Committee, is an "audit committee financial expert" as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the Securities and Exchange Commission. During 2021, the Audit Committee met five times.

Compensation Committee

The Compensation Committee reviews the compensation and benefits provided to key management employees, officers and directors and makes recommendations as appropriate to the Board. The Compensation Committee also determines whether and what amounts should be granted under the 2015 Equity Compensation Plan, or the 2015 Plan, and may make recommendations for amendments to the 2015 Plan. The Compensation Committee is comprised of Kenneth R. Biederman, John R. Eisenbrey, Jr. and William C. Wyer, three independent directors. The Board of Directors has also determined that each member of the Compensation Committee meets the independence requirements prescribed by the listing standards of the Nasdaq Global Select Market and the rules and regulations of the Securities and Exchange Commission. During 2021, the Compensation Committee met two times.

Consideration of Director Candidates

The Governance and Nominating Committee is comprised of four independent directors, Kenneth R. Biederman, John R. Eisenbrey, Jr., Michael Houghton and William C. Wyer. As part of the formalized nominating procedures, the committee makes recommendations for director nominations to the full Board. Director candidates nominated by stockholders are considered in the same manner, provided the nominations are submitted to the Secretary and copied to the Chairman of the committee on a timely basis and in accordance with the Company's By-laws. Nominations for the election of directors for the 2022 Annual Stockholders' Meeting were approved by the Governance and Nominating Committee on January 25, 2022.

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

Board Diversity

We believe it is important that our Board is composed of individuals reflecting the diversity represented by our employees, our customers, and our communities. We provide below enhanced disclosure regarding the diversity of our Board as required by the listing standards of the NASDAQ Capital Market.

Board Diversity Matrix (As of March 1, 2022)
Total Number of Directors	6
	Female	Male	Non- Binary	Did Not Disclose Gender
Part I: Gender Identify
Directors	2	4
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	2	4
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This discussion describes the Company's compensation program for its named executive officers listed in the Summary Compensation Table that immediately follows this discussion.  The named executive officers are: Dian C. Taylor, Chair, President & Chief Executive Officer; David B. Spacht, Chief Financial Officer; Joseph A. DiNunzio, Executive Vice President & Secretary; Nicholle R. Taylor, Senior Vice President and Jennifer L. Finch, Corporate Treasurer and Senior Vice President of Finance & Treasurer.

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

Base Salary

Base salaries for Company executives are set at levels considered appropriate to attract and retain seasoned and talented personnel.  In 2021, the Compensation Committee increased the base salary of each of the named executive officers by 3%.

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

Cash Bonus and Equity Compensation Awards

Annually, the Compensation Committee determines whether any Cash Bonus and/or Equity Compensation Awards should be granted to any of the executives.  The Cash Bonus and Equity Compensation Awards are intended to reward executives for their contributions towards meeting the Company's strategic objectives.  Cash Bonus and Equity Compensation Awards are entirely discretionary and are based upon a qualitative assessment conducted by the Compensation Committee in the case of the Chief Executive Officer and by the Compensation Committee and the Chief Executive Officer in the case of other executives.  Recognizing both the executive team's and each individual named executive officer’s contributions toward meeting the Company's strategic objectives, cash bonuses were awarded to the Chief Executive Officer and named executive officers in 2021, 2020, and 2019.

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

The Compensation Committee,

William C. Wyer, Chairman
Kenneth R. Biederman
John R. Eisenbrey, Jr.

CEO Pay Ratio

The 2021 compensation disclosure ratio of the median annual total compensation of all Company employees to the annual total compensation of the Company’s Chief Executive Officer is as follows:

2021 Total Compensation
Median employee total annual compensation	$87,764
Annual total compensation of Dian C. Taylor, CEO	$940,287
Ratio of CEO to median employee compensation	11:1

For simplicity, we identified the median employee by examining the base annual salary for all individuals, excluding our CEO, who were employed by us on October 31, 2020.  We included all employees, whether employed on a full-time, part-time, or seasonal basis.  We believe that the use of base annual salary compensation, excluding overtime, is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees and believe that it provides a reasonable estimate of the pay ratio calculated in a manner consistent with Item 402(u) of Regulation S-K.  After identifying the median employee by examining base annual salary excluding overtime, we calculated annual total compensation, including overtime, for such employee using the same methodology we use for our named executive officers set forth in the 2021 Summary Compensation Table.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2),(3),(4)	Total ($)

Dian C. Taylor, Chair, Chief Executive	2021	592,712	153,000	40,980	153,595	940,287
Officer & President	2020	575,574	250,000	35,010	214,924	1,075,508
2019		558,800	250,000	36,110	138,308	983,218

David B. Spacht, Chief Financial	2021	395,272	75,000	N/A	36,404	506,676
Officer	2020	383,064	104,000	N/A	34,955	522,019
2019		358,137	100,000	N/A	39,284	497,421

Joseph A. DiNunzio, Executive Vice	2021	431,046	75,000	N/A	31,900	537,946
President & Secretary	2020	418,585	100,000	N/A	32,483	551,068
2019		406,384	103,000	N/A	32,054	541,438

Nicholle R. Taylor, Senior Vice	2021	350,864	78,000	40,980	98,953	568,797
President	2020	322,595	100,000	35,010	99,355	556,960
2019		293,144	100,000	36,110	89,337	518,591

Jennifer L. Finch, Senior Vice	2021	352,749	75,000	N/A	16,035	443,784
President & Treasurer	2020	301,459	100,000	N/A	14,793	416,252
2019		274,800	100,000	N/A	16,995	391,795

(1)
On May 4, 2021, Dian Taylor and Nicholle Taylor each received a restricted stock award of 1,000 shares of Class A Stock in their capacities as directors of the Company.  The award was valued at the fair market value on the date of the award (last reported sale price on the date of award) or $40.11 per share. The restricted shares vest one year from the date of grant. On May 6, 2020, Dian Taylor and Nicholle Taylor each received a restricted stock award of 1,000 shares of Class A Stock.  The award was valued at the fair market value on the date of the award or $35.01 per share. The restricted shares vested one year from the date of grant. On May 8, 2019, Dian Taylor and Nicholle Taylor each received a restricted stock award of 1,000 shares of Class A Stock.  The award was valued at the fair market value on the date of the award or $36.11 per share. The restricted shares vested one year from the date of grant.

(2)
Under the Company’s defined contribution 401(k) Plan, the Company contributes two percent of an eligible employee's gross earnings. The Company also matches 50 percent of the first six percent of the employee's gross earnings that the employee contributes to the 401(k) Plan. In addition, all employees hired before April 26, 1994 and under the age of 60 at that date are eligible for additional contributions to the 401(k) Plan. Employees over the age of 60 at that date receive Company paid medical, dental and life insurance benefits upon retirement. The Company will not provide the additional 401(k) or medical, dental and life insurance benefits to any other current or future employees. In 2021, Company contributions to the 401(k) Plan under terms available to all other employees based upon their years of service and plan eligibility were made in the amounts of:

Dian C. Taylor	$31,900
David B. Spacht	$31,900
Joseph A. DiNunzio	$31,900
Nicholle R. Taylor	$31,900
Jennifer L. Finch	$14,500

(3)
Included in the "All Other Compensation" column in the table above are amounts received by Dian C. Taylor as compensation for attendance at meetings of the Board and its committees in 2021 totaling $67,100, $36,026 for security provided at her personal residence, $16,756 for country club dues and personal use of a company-owned vehicle. Also included in the "All Other Compensation" column in the table above are amounts received by Nicholle R. Taylor as compensation for attendance at meetings of the Board and its committees in 2021 totaling $66,100.

Grants of Plan-Based Awards Table

Name	Grant Date	Vest Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock & Option Awards ($)

Dian C. Taylor	5/04/2021	5/04/2022	1,000	-	-	40,110
Nicholle R. Taylor	5/04/2021	5/04/2022	1,000	-	-	40,110

On May 4, 2021, Dian C. Taylor and Nicholle R. Taylor each received a restricted stock award of 1,000 shares of Class A Stock, as noted in the table above. The awards were valued at the fair market value on the date of the award (last reported sale price on the date of award) or $40.11 per share. The restricted stock awards vest one year from the date of grant.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date

Dian C. Taylor	6,750	---	19.01	5/09/2022
	6,750	---	22.66	5/08/2023
	6,750	---	21.86	5/07/2024

Nicholle R. Taylor	2,000	---	19.01	5/09/2022
	6,750	---	22.66	5/08/2023
	6,750	---	21.86	5/07/2024

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Dian C. Taylor	6,750	137,490	1,000	40,980
Nicholle R. Taylor	6,347	146,147	1,000	40,980

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the equity securities of the Company, as of March 8, 2022 for each director, each named executive officer, each beneficial owner of more than five percent (5%) of the outstanding shares of any class of the Company's voting securities and all directors and executive officers as a group, based in each case on information furnished to the Company. Addresses are provided for each beneficial owner of more than five percent (5%) of the Company’s voting securities.

	Class A Non-Voting Common Stock(1)		Class B Common Stock(1)
	Shares	Percent(2)	Shares	Percent(2)

Dian C. Taylor (3) 664 Churchmans Road Newark, Delaware 19702	166,704	1.9	159,509	18.1

Kenneth R. Biederman (3)	36,375	*	---	---

John R. Eisenbrey, Jr. (3)(4)(5) 15 Albe Drive Newark, Delaware 19702	66,251	*	45,707	5.2

Nicholle R. Taylor (3)(6) 20 Brendle Lane Wilmington, Delaware 19807	36,702	*	281,184	31.9

Michael Houghton	---	---	---	---

William C. Wyer (3)	40,750	*	---	---

Joseph A. DiNunzio	19,062	*	203	*

David B. Spacht	4,024	*	189	*

Jennifer L. Finch	1,778	*	---	---

Louisa Taylor Welcher 219 Laurel Avenue Newark, DE 19711	85,568	1.0	135,862	15.4

Directors and Executive Officers as a Group (12 Individuals)(3)	406,333	4.7	488,142	55.4

* less than 1%

((1)
The nature of ownership consists of sole voting and investment power unless otherwise indicated.  The amount also includes all shares issuable to such person or group upon the exercise of options or vesting of restricted shares held by such person or group to the extent such options are exercisable or restricted shares vest within 60 days after March 8, 2022.

(2)
The percentage of the total number of shares of the class outstanding is shown where that percentage is one percent or greater.  Percentages for each person are based on the aggregate number of shares of the applicable class outstanding as of March 8, 2022, and all shares issuable to such person upon the exercise of options or vesting of restricted shares held by such person to the extent such options are exercisable or restricted shares vest within 60 days of that date.

(3)
Includes vesting of restricted shares and options to purchase shares of the Company’s Class A Stock, as follows: Ms. D. Taylor (21,250 shares); Mr. Biederman (14,500 shares); Mr. Eisenbrey, Jr. (14,500 shares); Ms. N. Taylor (16,500 shares); Mr. Wyer (21,250 shares).

(4)	89,123 shares were pledged by Mr. Eisenbrey, Jr. as collateral for a loan.

(5)
Includes 780 shares of the Class B Stock owned by a trust, of which Mr. Eisenbrey, Jr. is a trustee and has a beneficial ownership interest, and 1,555 shares of the Class B Stock held in custodial accounts for Mr. Eisenbrey, Jr.’s daughters.

(6)	Includes 710 shares of the Class A Stock and 45 shares of the Class B stock held in custodial accounts for Ms. N. Taylor’s daughter and 276 shares of Class A stock held by her spouse.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information on the shares of our Class A Stock that may be issued upon exercise of outstanding stock options and vesting of awards as of December 31, 2021 under the Company’s stockholder approved stock plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon award vesting of exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	88,000	$21.650	289,932

Total	88,000	$21.650	289,932

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

Related Party Transactions

Mr. Michael Houghton currently serves as a director.  During 2021, Mr. Houghton was a Partner in the law firm of Morris Nichols Arsht & Tunnell, or MNAT, in Wilmington, Delaware.  In the normal course of business, the Company utilizes the services of MNAT for various regulatory, real estate and public policy matters.  Approximately $191,000, $386,000 and $253,000 was paid to MNAT during the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively, for legal and director related services.  As of December 31, 2021, the Company had a $16,000 accounts payable balance due to MNAT.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Registered Public Accounting Firm

The following table sets forth the aggregate contract fees billed to the Company for the fiscal year 2021 and 2020 by the independent registered public accounting firm, BDO USA, LLP.

(In thousands)	2021	2020
Audit Fees	$387	$386
Audit-Related Fees	17	17
Tax Fees	---	---
All Other Fees	--	---

Total Fees	$404	$403

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

Tax Fees: consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, return preparation and tax audits.  The independent registered public accounting firm did not provide any tax services to the Company in 2021 and 2020.

All Other Fees: consist of fees for services other than described above. The independent registered public accounting firm did not provide any other services to the Company in 2021 and 2020.

Pursuant to our policy, the Audit Committee pre-approves audit and tax services for the year as well as non-audit services to be provided by the independent registered public accounting firm. Any changes in the amounts quoted are also subject to pre-approval by the committee. Any audit related fees and tax fees paid are pre-approved by the committee.

The Audit Committee of the Company’s Board of Directors has considered whether BDO’s provision of the services described above for the fiscal year ended December 31, 2021 is compatible with maintaining its independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	The following documents are filed as part of this report:	Page(s)*
(1)	Financial Statements:
Reports of Independent Registered Public Accountants (BDO USA,LLP; Wilmington, DE; PCAOB ID# 243)
Consolidated Balance Sheets at December 31, 2021 and 2020
Consolidated Statements of Operations for the three years ended December 31, 2021
Consolidated Statements of Cash Flows for the three years ended December 31, 2021
Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2021
Notes to Consolidated Financial Statements

(2)	Exhibits: see the exhibit list below

* Page number shown refers to page number in this Report on Form 10-K
ITEM 16. FORM 10-K SUMMARY

Information with respect to this item is not required and has been omitted at our option.

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2021

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

4.23
Interest Rate Lock Agreement, dated as of February 7, 2022, by and between Artesian Water Company, Inc. and CoBank, ACB. Incorporated by reference to Exhibit 4.1 filed with the Company’s Form 8-K filed on February 10, 2022.

10.1
Stock Purchase Agreement, dated August 27, 2021, by and among Artesian Wastewater Management, Inc., a Delaware corporation, and Middlesex Water Company, a New Jersey corporation. Incorporated by reference to Exhibit 10.1 filed with Company’s Form 10-Q filed on November 5, 2021.

10.2	Asset Purchase Agreement, dated February 16, 2022, by and among Artesian Water Company, Inc. a Delaware corporation, and the Town of Clayton, a Delaware municipality. *

10.3
Asset Purchase Agreement, dated June 11, 2020 by and among Artesian Water Company, Inc., a Delaware corporation, and the City of Delaware City, a Delaware municipality.  Incorporated by reference to Exhibit 10.1 filed with Company’s Form 8-K filed on June 16, 2020.

10.4
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

10.7
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

10.9
Financing Agreement, dated as of April 28, 2020, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.5 filed with the Company’s Form 8-K filed on April 30, 2020.

10.10
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

10.11
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

10.12
Financing Agreement, dated as of July 15, 2011, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed on July 19, 2011.

10.13
Financing Agreement and General Obligation Note dated February 12, 2010 between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund Delaware Department of Health and Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed on February 17, 2010.

10.14
Second Amended and Restated Revolving Credit Agreement between Artesian Water Company, Inc. and CoBank, ACB dated September 20, 2019. Incorporated by reference to Exhibit 4.2 filed with the Company’s Form 10-Q filed on November 8, 2019.

10.15
Demand Line of Credit Agreement dated January 19, 2010 between Artesian Resources Corporation and each of its subsidiaries and Citizens Bank of Pennsylvania, as amended or modified from time to time.  Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 8-K filed on January 25, 2010.

10.16
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

10.17
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

10.18
Limited Liability Interest Purchase Agreement between Artesian Water Maryland, Inc., subsidiary of the Company, and Mountain Hill Water Company, LLC, dated May 5, 2008.  Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed on May 9, 2008.

10.19	Artesian Resources Corporation 2005 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. ***

10.20
Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2003.***

10.21	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.***

10.22	Officer's Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.***

21	Subsidiaries of the Company as of December 31, 2021. *

23.1	Consent of BDO USA, L P *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document). *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). *

*	Filed herewith.
**	Furnished herewith.
***	Compensation plan or arrangement required to be filed or incorporated as an exhibit.

SIGNATURES
ARTESIAN RESOURCES CORPORATION

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 11, 2022	By: /s/ DAVID B. SPACHT
David B. Spacht
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DIAN C. TAYLOR	Chair of the Board of Directors, President
Dian C. Taylor	and Chief Executive Officer (Principal	March 11, 2022
Executive Officer)

/s/ DAVID B. SPACHT	Chief Financial Officer (Principal Financial Officer)
David B. Spacht		March 11, 2022

/s/ JENNIFER L. FINCH	Corporate Treasurer and Senior Vice
Jennifer L. Finch	President of Finance (Principal Accounting Officer)	March 11, 2022

/s/ KENNETH R. BIEDERMAN
Kenneth R. Biederman	Director	March 11, 2022

/s/ WILLIAM C. WYER
William C. Wyer	Director	March 11, 2022

/s/ JOHN R. EISENBREY, JR.
John R. Eisenbrey, Jr.	Director	March 11, 2022

/s/ MICHAEL HOUGHTON
Michael Houghton	Director	March 11, 2022

/s/ NICHOLLE R. TAYLOR
Nicholle R. Taylor	Director	March 11, 2022