Form 10-Q
period 2022-03-31
ARTESIAN RESOURCES CORP
filed 2022-05-05
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large Accelerated Filer □	Accelerated Filer ☐	Non-accelerated Filer ☑	Smaller Reporting Company ☒☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ).

☐	Yes	☑	No

As of May 2, 2022, 8,557,003 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	March 31, 2022	December 31, 2021
Utility plant, at original cost (less accumulated depreciation - 2022 - $168,815; 2021 - $159,385)	$618,424	$590,431
Current assets
Cash and cash equivalents	478	92
Accounts receivable (less allowance for doubtful accounts - 2022 - $444; 2021 - $429)	6,440	8,367
Income tax receivable	977	2,234
Unbilled operating revenues	1,504	1,080
Materials and supplies	2,852	1,933
Prepaid property taxes	1,057	2,306
Prepaid expenses and other	2,328	2,652
Total current assets	15,636	18,664
Other assets
Non-utility property (less accumulated depreciation - 2022 - $938; 2021 - $919)	3,756	3,751
Other deferred assets	8,134	5,097
Operating lease right of use assets	446	451
Total other assets	12,336	9,299
Regulatory assets, net	6,362	6,321
Total Assets	$652,758	$624,715

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$9,438	$9,414
Preferred stock	—	—
Additional paid-in capital	105,551	104,989
Retained earnings	65,572	63,607
Total stockholders' equity	180,561	178,010
Long-term debt, net of current portion	142,908	143,259
	323,469	321,269
Current liabilities
Lines of credit	27,409	26,703
Current portion of long-term debt	1,563	1,591
Accounts payable	12,441	10,206
Accrued expenses	4,282	4,038
Overdraft payable	133	30
Accrued interest	1,339	917
Income taxes payable	244	-
Customer and other deposits	2,372	2,273
Other	2,141	1,448
Total current liabilities	51,924	47,206

Commitments and contingencies

Deferred credits and other liabilities
Net advances for construction	4,310	4,295
Operating lease liabilities	440	440
Regulatory liabilities	21,732	21,260
Deferred investment tax credits	451	456
Deferred income taxes	53,370	53,133
Total deferred credits and other liabilities	80,303	79,584

Net contributions in aid of construction	197,062	176,656
Total Liabilities and Stockholders’ Equity	$652,758	$624,715
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months Ended March 31,

	2022	2021
Operating revenues
Water sales	$18,143	$17,830
Other utility operating revenue	2,525	1,376
Non-utility operating revenue	1,519	1,439
Total Operating Revenues	22,187	20,645

Operating expenses
Utility operating expenses	10,495	9,505
Non-utility operating expenses	943	915
Depreciation and amortization	3,085	3,012
State and federal income taxes	1,419	1,351
Property and other taxes	1,502	1,420
Total Operating Expenses	17,444	16,203

Operating income	4,743	4,442

Other income, net
Allowance for funds used during construction (AFUDC)	181	244
Miscellaneous income	1,446	1,402

Income before interest charges	6,370	6,088

Interest charges	1,887	1,882

Net income applicable to common stock	$4,483	$4,206

Income per common share:
Basic	$0.48	$0.45
Diluted	$0.47	$0.45

Weighted average common shares outstanding:
Basic	9,423	9,368
Diluted	9,455	9,407

Cash dividends per share of common stock	$0.2675	$0.2571

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,483	$4,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,085	3,012
Deferred income taxes, net	34	(1,236)
Stock compensation	49	43
AFUDC, equity portion	(125)	(164)

Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	1,878	1,347
Income tax receivable	1,257	623
Unbilled operating revenues	(60)	15
Materials and supplies	(919)	135
Prepaid property taxes	1,827	869
Prepaid expenses and other	333	254
Other deferred assets	(499)	(463)
Regulatory assets	92	91
Regulatory liabilities	(109)	(125)
Income tax payable	244	2,036
Accounts payable	(2)	(51)
Accrued expenses	(137)	(809)
Accrued interest	422	395
Deposits and other	(34)	64
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,819	10,242

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(9,776)	(6,272)
Investment in acquisitions, net of cash acquired	(2,842)	—
Proceeds from sale of assets	2	7
NET CASH USED IN INVESTING ACTIVITIES	(12,616)	(6,265)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit agreements	706	(4,097)
Deferred debt issuance cost	(30)	—
Increase (decrease) in overdraft payable	103	(78)
Net advances and contributions in aid of construction	2,764	2,751
Net proceeds from issuance of common stock	537	601
Dividends paid	(2,518)	(2,406)
Principal repayments of long-term debt	(379)	(527)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,183	(3,756)

NET INCREASE IN CASH AND CASH EQUIVALENTS	386	221

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	92	28

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$478	$249

Non-cash Investing and Financing Activity:
Utility plant received as construction advances and contributions	$1,878	$1,991
Dividends declared but not paid	—	—
Amounts included in accounts payable and accrued payables related to capital expenditures	684	3,074

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,465	$1,487
Income taxes paid	$—	$30

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Unaudited
(In thousands)

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2020	8,475	882	$8,475	$882	$103,463	$56,606	$169,426
Net income	–	–	–	–	–	4,206	4,206
Cash dividends declared
Common stock	–	–	–	–	–	(2,406)	(2,406)
Issuance of common stock
Dividend reinvestment plan	3	–	3	–	95	–	98
Employee stock options and awards(4)	22	–	22	–	438	–	460
Employee Retirement Plan(3)	2	–	2	–	84	–	86
Balance as of March 31, 2021	8,502	882	8,502	882	104,080	58,406	171,870

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2021	$8,532	$882	$8,532	$882	$104,989	$63,607	$178,010
Net income	–	–	–	–	–	4,483	4,483
Cash dividends declared
Common stock	–	–	–	–	–	–	–
Issuance of common stock
Dividend reinvestment plan	2	–	2	–	87	–	89
Employee stock options and awards(4)	22	–	22	–	475	–	497
Employee Retirement Plan(3)	–	–	–	–	–	–	–
Balance as of March 31, 2022	$8,556	$882	$8,556	$882	$105,551	$65,572	$180,561

(1)
At March 31, 2022, and March 31, 2021, Class A Common Stock had 15,000,000 shares authorized.  For the same periods, shares issued, inclusive of treasury shares, were 8,585,947 and 8,531,099, respectively.

(2)	At March 31, 2022, and March 31, 2021, Class B Common Stock had 1,040,000 shares authorized and 881,452 shares issued.
(3)
Artesian Resources Corporation registered 200,000 shares of Class A Common Stock, subsequently adjusted for stock splits, available for purchase through the Artesian Retirement Plan and the Artesian Supplemental Retirement Plan.

(4)
Under the Equity Compensation Plan, effective December 9, 2015, or the 2015 Plan, Artesian Resources Corporation authorized up to 331,500 shares of Class A Common Stock for issuance of grants in the form of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the 2015 Plan. Includes stock compensation expense for March 31, 2022 and March 31, 2021, see Note 5-Stock Compensation Plans.

See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Artesian Resources Corporation, or Artesian Resources, includes income from the earnings of all of our wholly owned subsidiaries. The terms "we", "our", "Artesian" and the "Company" as used herein refer to Artesian Resources and its subsidiaries.

DELAWARE REGULATED SUBSIDIARIES

Artesian Water Company, Inc., or Artesian Water, our principal subsidiary, distributes and sells water to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware.  In addition, Artesian Water provides services to other water utilities, including operations and billing functions, and has contract operation agreements with private and municipal water providers.  Artesian Water also provides water for public and private fire protection to customers in our service territories.

Artesian Wastewater Management, Inc., or Artesian Wastewater, began providing wastewater services in Sussex County, Delaware in July 2005.  Artesian Wastewater is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company.

In January 2022, Artesian Wastewater acquired Tidewater Environmental Services, Inc.  Artesian Wastewater operates as the parent holding company of Tidewater Environmental Services, Inc. dba Artesian Wastewater, or TESI.  TESI was incorporated in 2004 and is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Sussex County, Delaware as a regulated public wastewater service company.  Artesian Wastewater purchased all of the stock of TESI from Middlesex Water Company, or Middlesex, for $6.4 million in cash and other consideration, including forgiveness of a $2.1 million note due from Middlesex.  This acquisition more than doubled the number of wastewater customers served in Sussex County, Delaware and included all residents within the Town of Milton.

MARYLAND REGULATED SUBSIDIARIES

Artesian Water Maryland, Inc. began operations in August 2007. Artesian Water Maryland distributes and sells water to residential, commercial, industrial and municipal customers in Cecil County, Maryland.

Artesian Wastewater Maryland, Inc. was incorporated on June 3, 2008 and is able to provide regulated wastewater services to customers in the State of Maryland.  It is currently not providing these services.

PENNSYLVANIA REGULATED SUBSIDIARY

Artesian Water Pennsylvania, Inc. began operations in 2002.  It provides water service to a residential community in Chester County, Pennsylvania.

OTHER SUBSIDIARIES

Our three other subsidiaries, none of which are regulated, are Artesian Utility Development, Inc., or Artesian Utility, Artesian Development Corporation, or Artesian Development, and Artesian Storm Water Services, Inc., or Artesian Storm Water.

Artesian Utility was formed in 1996 and designs and builds water and wastewater infrastructure and provides contract water and wastewater operation services on the Delmarva Peninsula to private, municipal and governmental institutions.  Artesian Utility also evaluates land parcels, provides recommendations to developers on the size of water or wastewater facilities and the type of technology that should be used for treatment at such facilities, and operates water and wastewater facilities in Delaware for municipal and governmental agencies.  Artesian Utility also contracts with developers and government agencies for design and construction of wastewater infrastructure throughout the Delmarva Peninsula.  In addition, as further discussed below, Artesian Utility operates the Water Service Line Protection Plan, or WSLP Plan, the Sewer Service Line Protection Plan, or SSLP Plan, and the Internal Service Line Protection Plan, or ISLP Plan.

Artesian Utility currently operates wastewater treatment facilities for the town of Middletown, in southern New Castle County, Delaware, or Middletown, under a 20-year contract that expires in July 2039.  The Company currently operates three wastewater treatment systems with a combined capacity of up to approximately 3.8 million gallons per day. The wastewater treatment facilities in Middletown provide reclaimed wastewater for use in spray irrigation on public and agricultural lands in the area.

Artesian Utility also offers three protection plans to customers, the WSLP Plan, the SSLP Plan, and the ISLP Plan. The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit.  The ISLP Plan enhances available coverage to include water and wastewater lines within customers' residences up to an annual limit.

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

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for Form 10-Q.  Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  Accordingly, these condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes in the Company's annual report on Form 10-K for fiscal year 2021 as filed with the SEC on March 11, 2022.

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company's balance sheet position as of March 31, 2022, the results of its operations for the three-month periods ended March 31, 2022 and March 31, 2021, its cash flows for the three-month periods ended March 31, 2022 and March 31, 2021 and the changes in stockholders’ equity for the three-month periods ended March 31, 2022 and March 31, 2021.  The December 31, 2021 Condensed Consolidated Balance Sheet was derived from the Company’s December 31, 2021 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.

The results of operations for the interim periods presented are not necessarily indicative of the results for the full year or for future periods.

Use of Estimates
The condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the U.S., which require management to make certain estimates and assumptions regarding the reported amounts of assets and liabilities including unbilled revenues, credit losses and reserves for bad debt, regulatory asset recovery, lease agreements and contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from management's estimates.

All additions to utility plant are recorded at cost.  Business combinations pursuant to ASC Topic 805 may result in a purchase price allocation and the acquired assets are required to be evaluated by the applicable regulatory agency.  Artesian Wastewater acquired TESI in January 2022.  As of March 31, 2022, the accounting for the transaction was preliminary.  Management’s preliminary determination of fair value of the tangible assets acquired using the cost method requires management to make significant estimates and assumptions related to economic lives of the assets, replacement costs, and physical characteristics of the tangible assets acquired.  A third party valuation specialist will assist with the valuation of the assets acquired.  The purchase price allocation is expected to be finalized once the valuation of assets acquired has been completed, no later than one year after the acquisition date.

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

Artesian generates revenue from industrial wastewater services provided to a customer in Sussex County, Delaware.  We recognize industrial wastewater service revenue at a contract rate on a monthly basis for the volume of wastewater transferred to Artesian’s wastewater facilities based upon meter readings for actual gallons of wastewater transferred.  These services are invoiced at the end of every month based on the actual meter readings for that month, and therefore there is no contract asset or liability associated with this revenue.  The contract also provides for a minimum required volume of wastewater flow to our facility.  At each year end, any shortfall of the actual volume from the required minimum volume is billed to the industrial customer and recorded as revenue.  Additionally, if during the course of the year it is probable that the actual volume will not meet the minimum required volume, estimated revenue amounts would be recorded for the pro rata minimum volume, constrained for potential flow capacity that could occur in the remainder of the year.  Pursuant to a settlement agreement, the minimum required volume was prorated on a seven month basis beginning June 1, 2021 and ending December 31, 2021.

Artesian generates revenue from metered wastewater services provided to customers in Sussex County, Delaware.  We recognize metered wastewater services at tariff rates on a cycle basis for the volume of wastewater transferred to Artesian’s wastewater facilities based upon meter readings for actual gallons of water transferred, as well as unbilled amounts for estimated volume from the date of the last meter reading to the end of the accounting period.  As actual volume amounts are known based on recurring meter readings, adjustments are made to the unbilled estimates in the next billing cycle based on the actual results.  Estimates are made on an individual customer basis, based on one of three methods: the previous year’s volume in the same period, the previous billing period’s volume, or averaging. While actual usage for individual customers may differ materially from the estimate based on management judgments described above, we believe the overall total estimate of volume and revenue for the fiscal period will not differ materially from actual billed consumption.  The majority of these wastewater customers are billed for the volume of water transferred on a quarterly basis.  As a result, we record unbilled operating revenue (contract asset) for any estimated volume through the end of the accounting period that will be billed in the next monthly cycle.

Artesian generates fixed fee revenue for water and wastewater services provided to customers once a customer requests service in our territory.  Our wastewater territory is located in Sussex County, Delaware.  We recognize revenue from these services on a ratable basis over time as the customer simultaneously receives and consumes all the benefits of the Company remaining ready to provide them water and wastewater service.  These contract services are billed either in advance or arrears at tariff rates on a monthly, quarterly or semi-annual basis.  For contract services billed in arrears, we record unbilled operating revenue (contract asset) for any services through the end of the accounting period that will be billed in the next monthly or quarterly cycle.  For contract services billed in advance, we record deferred revenue (contract liability) and accounts receivable for any amounts for which we have a right to invoice but for which services have not been provided.  This deferred revenue is netted with unbilled operating revenue on the Condensed Consolidated Balance Sheet.

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

Accounts receivable related to tariff contract revenues are typically due within 25 days of invoicing.  An allowance for doubtful accounts is calculated as a percentage of total associated revenues based upon historical trends and adjusted for current conditions.  We mitigate our exposure to credit losses by discontinuing services in the event of non-payment; accordingly, the related allowance for doubtful accounts and associated bad debt expense has not been significant.  However, due to the COVID-19 pandemic causing hardships for many utility customers, the Company experienced longer receivable cycles throughout 2020 and into 2021 and made an adjustment to increase the reserve for bad debt by $0.5 million in 2020.  In June 2021 we made an adjustment to reduce the reserve by $0.3 million.  We will continue to monitor factors that affect the reserve for bad debt.

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

Artesian generates design and installation revenue for services related to the design and construction of wastewater infrastructure for a state agency under contract.  We recognize revenue from these services over time as services are performed using the percentage-of-completion method based on an input method of incurred costs (cost-to-cost).  These services are invoiced at the end of every month based on incurred costs to date.  As of March 31, 2022, there is no associated contract asset or liability.  There is no allowance for doubtful accounts or bad debt expense associated with this revenue.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by service type; all revenues are generated within a similar geographical location:

(in thousands)	Three months ended March 31, 2022	Three months ended March 31, 2021
Tariff Revenue
Consumption charges	$10,566	$10,418
Fixed fees	7,778	6,999
Service charges	156	201
DSIC	1,182	1,172
Metered wastewater services	140	—
Industrial wastewater services	407	6
Total Tariff Revenue	$20,229	$18,796

Non-Tariff Revenue
Service line protection plans	$1,222	$1,096
Contract operations	211	230
Design and installation	123	151
Inspection fees	41	84
Total Non-Tariff Revenue	$1,597	$1,561

Other Operating Revenue	$361	$288

Total Operating Revenue	$22,187	$20,645

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	March 31, 2022	December 31, 2021
Contract Assets – Tariff	$2,424	$2,144

Deferred Revenue
Deferred Revenue – Tariff	$1,085	$1,227
Deferred Revenue – Non-Tariff	246	287
Total Deferred Revenue	$1,331	$1,514

For the three months ended March 31, 2022, the Company recognized revenue of $1.2 million from amounts that were included in Deferred Revenue – Tariff at the beginning of the year and revenue of $0.3 million from amounts that were included in Deferred Revenue – Non- Tariff at the beginning of the year.

The changes in Contract Assets and Deferred Revenue are primarily due to normal timing differences between our performance and customer payments.

Remaining Performance Obligations

As of March 31, 2022 and December 31, 2021, Deferred Revenue – Tariff is recorded net of contract assets within Unbilled operating revenues and represents our remaining performance obligations for our fixed fee water and wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of March 31, 2022 and December 31, 2021, Deferred Revenue – Non-Tariff is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services and wastewater inspections, which are expected to be satisfied and associated revenue recognized within the next three months and one year for the SLP Plan revenue and inspection fee revenue, respectively.

NOTE 4 – LEASES

The Company leases land and office equipment under operating leases from non-related parties.  Our leases have remaining lease terms of 20 years to 74 years, some of which include options to automatically extend the leases for up to 66 years.  Payments made under operating leases are recognized in the consolidated statement of operations on a straight-line basis over the period of the lease.  The annual lease payments for the land operating leases increase each year either by the most recent increase in the Consumer Price Index or by 3%, as applicable based on the lease agreements.  Periodically, the annual lease payment for one operating land lease is determined based on the fair market value of the applicable parcel of land.  None of the operating leases contain contingent rent provisions.  The commencement date of all the operating leases is the earlier of the date we become legally obligated to make rent payments or the date we may exercise control over the use of the land or equipment.  The Company currently does not have any financing leases and does not have any lessor leases that require disclosure.

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

Rent expense for all operating leases except those with terms of 12 months or less comprises:

	(in thousands)
	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021

Minimum rentals	$7	$7
Contingent rentals	–	–

	$7	$7

Supplemental cash flow information related to leases is as follows:

	(in thousands)
	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7	$7
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$446	$455

Supplemental balance sheet information related to leases is as follows:

	(in thousands, except lease term and discount rate)
	March 31, 2022	December 31, 2021

Operating Leases:
Operating lease right-of-use assets	$446	$451

Other current liabilities	$2	6
Operating lease liabilities	440	440
Total operating lease liabilities	$442	$446

Weighted Average Remaining Lease Term
Operating leases	61 years	61 years
Weighted Average Discount Rate
Operating leases	5.0%	5.0%

Maturities of operating lease liabilities that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2022 are as follows:

(in thousands)
Operating Leases
Year
2023	$24
2024	24
2025	24
2026	24
2027	25
Thereafter	1,332
Total undiscounted lease payments	$1,453
Less effects of discounting	(1,011)
Total lease liabilities recognized	$442

As of March 31, 2022, we have not entered into operating or finance leases that will commence at a future date.

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

Compensation expense of $49,000, related to the May 2021 issue of restricted stock awards, was recorded for the three months ended March 31, 2022.  Compensation expense of $43,000 was recorded for the three months ended March 31, 2021 for restricted stock awards issued in May 2020.  Costs were determined based on the fair value on the dates of the awards and those costs were charged to income over the service periods associated with the awards.

There was no stock compensation cost capitalized as part of an asset.

On May 4, 2021, 5,000 shares of Class A Common Stock, or Class A Stock, were granted as restricted stock awards.  The fair value per share was $40.11, the closing price of the Class A Stock as recorded on the Nasdaq Global Select Market on May 4, 2021.  Prior to their release date, these restricted stock awards may be subject to forfeiture in the event of the recipient’s termination of service.

The following summary reflects changes in the shares of Class A Stock underlying options and restricted stock awards for the three months ended March 31, 2022:

	Options				Restricted Awards
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)	Outstanding Restricted Stock Awards	Weighted Average Grant Date Fair Value
Plan options/restricted stock awards
Outstanding at January 1, 2022	83,000	$21.65		$2,048	5,000	$40.11
Granted	—	—		—	—	—
Exercised/vested and released	(22,250)	20.12		600	—	—
Expired/cancelled	—	—		—	—	—
Outstanding at March 31, 2022	60,750	$22.22	1.659	$1,600	5,000	$40.11

Exercisable/vested at March 31, 2022	60,750	$22.22	1.659	$1,600	—	—

The total intrinsic value of options exercised during the three months ended March 31, 2022 was approximately $600,000.

There were no unvested option shares outstanding under the 2015 Plan during the three months ended March 31, 2022.

As of March 31, 2022, there were no unrecognized expenses related to non-vested option shares granted under the 2015 Plan.

As of March 31, 2022, there was $18,000 total unrecognized expenses related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.09 years, the remaining vesting period for the restricted stock awards.

NOTE 6 – OTHER DEFERRED ASSETS

The investment in CoBank, which is a cooperative bank, is related to certain outstanding First Mortgage Bonds and is a required investment in the bank based on the underlying long-term debt agreements.  Other deferred assets is primarily associated with the acquisition of TESI in January 2022 based on the preliminary purchase price allocation.  The purchase price allocation will be finalized once the valuation of assets acquired has been completed, no later than one year after the acquisition date.  In addition, other deferred assets includes the Mountain Hill Water Company acquisition.

In thousands	March 31, 2022	December 31, 2021

Investment in CoBank	$5,351	$4,850
Other deferred assets	2,783	247
	$8,134	$5,097

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

Debt related costs include debt issuance costs and other debt related expense.  The DEPSC has approved deferred regulatory accounting treatment for issuance costs associated with Artesian Water’s First Mortgage bonds. Debt issuance costs and other debt related expenses are reviewed during Artesian Water’s rate applications as part of its cost of capital calculations.

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Deferred contract costs and other	5
Rate case studies	5
Delaware rate proceedings	2.5
Maryland rate proceedings	5
Debt related costs	15 to 30 (based on term of related debt)
Goodwill (resulting from acquisition of Mountain Hill Water Company in 2008)	50
Deferred acquisition costs (resulting from purchase of water assets in Cecil County, Maryland in 2011 and Port Deposit, Maryland in 2010)	20
Franchise Costs (resulting from purchase of water assets in Cecil County, Maryland in 2011)	80

Regulatory assets, net of amortization, comprise:
	(in thousands)
	March 31, 2022	December 31, 2021

Deferred income taxes	$481	$355
Deferred contract costs and other	273	288
Debt related costs	4,844	4,902
Goodwill	271	273
Deferred acquisition and franchise costs	493	503
	$6,362	$6,321

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

Pursuant to the enactment of the Tax Cuts and Jobs Act, or TCJA, on December 22, 2017, the Company adjusted its existing deferred income tax balances to reflect the decrease in the corporate income tax rate from 34% to 21% (see Note 11) resulting in a decrease in the net deferred income tax liability of $24.3 million, of which $22.8 million was reclassified to a regulatory liability related to Artesian Water and Artesian Water Maryland.  The regulatory liability amount is subject to certain Internal Revenue Service normalization rules that require the benefits to customers be spread over the remaining useful life of the underlying assets giving rise to the associated deferred income taxes.  On January 31, 2019, the DEPSC approved the amortization of the regulatory liability amount of $22.2 million over a period of 49.5 years beginning February 1, 2018, subject to audit at a later date. This audit is currently underway by the DEPSC, with no final ruling yet made.  The MDPSC has not issued a final order on the regulatory liability amount of $0.6 million regarding the effects of the TCJA on Maryland customers.

Regulatory liabilities comprise:
	(in thousands)
	March 31, 2022	December 31, 2021

Utility plant retirement cost obligation	$158	$149
Deferred income taxes (related to TCJA)	21,574	21,111
	$21,732	$21,260

NOTE 9 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards.

The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months Ended March 31,
	2022	2021
	(in thousands)

Weighted average common shares outstanding during the period for Basic computation	9,423	9,368
Dilutive effect of employee stock options and awards	32	39

Weighted average common shares outstanding during the period for Diluted computation	9,455	9,407

For the three months ended March 31, 2022 and 2021, no shares of restricted stock awards were excluded from the calculations of diluted net income per share.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Common Stock, or Class B Stock. As of March 31, 2022, 8,556,970 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of March 31, 2021, 8,502,122 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share.

Equity per common share was $19.16 and $18.94 at March 31, 2022 and December 31, 2021, respectively. These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on March 31, 2022 and December 31, 2021, respectively.

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

The following table summarizes (1) Artesian Water’s applications with the DEPSC to collect DSIC rates and (2) the rates upon which eligible plant improvements are based:
Application Date	11/20/2020
DEPSC Approval Date	12/14/2020
Effective Date	01/01/2021
Cumulative DSIC Rate	7.50%
Net Eligible Plant Improvements – Cumulative Dollars (in millions)	$43.1
Eligible Plant Improvements – Installed Beginning Date	10/01/2014
Eligible Plant Improvements – Installed Ending Date	04/30/2019

The rate reflects the eligible plant improvements installed through April 30, 2019.  The DSIC rate effective January 1, 2021 is still subject to audit by the DEPSC at a later date. For each of the three months ended March 31, 2022 and March 31, 2021, we earned approximately $1.2 million in DSIC revenue.

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

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known.  The statute of limitations for the 2017 Corporate tax returns lapsed during the fourth quarter of 2021, which resulted in the reversal of the reserve in the amount of approximately $26,000.  The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense.  The Company has accrued approximately $5,000 in penalties and interest for the three months ended March 31, 2022. The Company remains subject to examination by federal and state authorities for the tax years 2018 through 2021.

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

Long-term Financial Liabilities

All of Artesian Resources’ outstanding long-term debt as of March 31, 2022 and December 31, 2021 was fixed-rate.  The fair value of the Company’s long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  Level 2 is valued using observable inputs other than quoted prices.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt (including current portion) are shown below:

In thousands
	March 31, 2022	December 31, 2021
Carrying amount	$144,471	$144,850
Estimated fair value	$147,505	$163,182

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

NOTE 13 – RELATED PARTY TRANSACTIONS

Mr. Michael Houghton currently serves as a director.  During 2021, Mr. Houghton was a Partner in the law firm of Morris, Nichols, Arsht & Tunnell LLP, or MNAT, in Wilmington, Delaware.  Mr. Houghton retired from MNAT as a Partner, effective January 1, 2022, however, Mr. Houghton continues to perform legal services for MNAT as an independent contractor and non-partner.  In the normal course of business, the Company utilized the services of MNAT in 2021 for various regulatory, real estate and public policy matters.  Approximately $13,000 was paid to MNAT during the three months ended March 31, 2021, for legal and director related services.

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

NOTE 14 – BUSINESS COMBINATIONS

As part of the Company’s growth strategy, on January 14, 2022 Artesian Wastewater completed its agreement to acquire TESI, which provides regulated wastewater services in Delaware.  Artesian Wastewater purchased all of the stock of TESI from Middlesex Water Company for $6.4 million in cash and other consideration, including, forgiveness of a $2.1 million note due from Middlesex, consisting of $3.1 million paid at closing.  This acquisition more than doubled the number of wastewater customers served in Sussex County, Delaware.  The acquisition is being accounted for as a business combination under ASC Topic 805, “Business Combinations,” in accordance with the acquisition method whereby the total purchase price consideration will be allocated to intangible assets and utility plant assets acquired and liabilities assumed based on their respective estimated fair values.  The acquisition method of accounting requires, among other things, that assets acquired, and liabilities assumed in a business purchase combination be recognized at their fair values as of the acquisition date.  The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions.  The Company is still gathering detailed records for valuing utility plant assets and related contributions in aid of construction at replacement cost adjusted for depreciation and valuing real property using a comparative sales approach in order to complete the purchase price allocation for the items as well as some of the assumed liabilities.  The purchase price allocation will be finalized once the valuation of assets acquired has been completed, no later than one year after the acquisition date. Any goodwill as a result of the transaction is not expected to be deductible for tax purposes.

The TESI acquisition was approved by the DEPSC on October 27, 2021, subject to the DEPSC determining the appropriate ratemaking treatment of the acquisition price and the assets acquired in Artesian Wastewater Management’s next base rate case.

The Company reflected revenue of $0.7 million for the three months ended March 31, 2022 in its condensed consolidated statement of operations related to the acquisition.  The pro forma revenue for the three months ended March 31, 2022 is estimated to be approximately $0.7 million.  The Company anticipates the pro forma effects of revenue for the three months ended March 31, 2022 to be approximately the same given there has not been any changes in the rates.  The pro forma information is not necessarily indicative of the Company’s future results.  Any pro forma effects of earnings is not practicable, as we continue to integrate TESI operations and adjust the operating cost structure as it relates to operating expenses reflective of synergies of the combined operations, and therefore would not present an accurate comparison.

The table below sets forth the preliminary purchase price allocation of this acquisition as of March 31, 2022.  The preliminary purchase price allocation is provisional and there could be material changes to the estimates below.

(In thousands)
TESI
Utility plant	$19,455
Cash	280
Other assets	2,565
Total assets	22,300
Less: Liabilities and contributions in aid of construction (CIAC)
Liabilities	2,521
CIAC	16,657
Net cash purchase price	$3,122

Additionally, as part of the Company’s growth strategy, on February 16, 2022, Artesian Water signed an agreement, or the Asset Purchase Agreement, to purchase from the Town of Clayton, a Delaware municipality, or Clayton, substantially all of the operating assets of Clayton’s water system, including Clayton’s exclusive franchise territory and the right to provide water service to Clayton’s existing customers, or the Water System.  Pursuant to the terms of the Asset Purchase Agreement, Clayton shall transfer to Artesian Water all of Clayton’s right, title and interest in and to substantially all of the municipal water utility, plant and equipment, associated real property, contracts, easements and permits possessed by Clayton at closing related to the Water System.  The total purchase price is $5.0 million, less the current payoff amount of any secured debt or debt associated with the Water System.  Closing on this transaction is expected in the second quarter of 2022, pending due diligence.  The DEPSC approved the transfer of Clayton’s exclusive franchise territory on April 20, 2022.

NOTE 15 - GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water utility service to customers within their established service territory in all three counties of Delaware and in portions of Maryland and Pennsylvania, pursuant to rates filed with and approved by the DEPSC, the MDPSC and the PAPUC.  As of March 31, 2022, Artesian Water was serving approximately 92,000 customers, Artesian Water Maryland was serving approximately 2,600 customers and Artesian Water Pennsylvania was serving approximately 40 customers.

Artesian Wastewater provides wastewater utility service to customers within its established service territory in Sussex County, Delaware pursuant to rates filed with and approved by the DEPSC.  As of March 31, 2022, Artesian Wastewater was serving approximately 3,400 customers, including one large industrial customer. Effective January 14, 2022, following the acquisition of TESI, the number of wastewater customers served more than doubled.  All wastewater customers are located in Sussex County, Delaware.

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

NOTE 17 - SUBSEQUENT EVENT

On April 29, 2022, Artesian Water and CoBank, ACB, or CoBank, entered into a Bond Purchase Agreement, or the Agreement, relating to the issue and sale by Artesian Water to CoBank of a $30 million principal amount First Mortgage Bond, Series W, or the Bond, due April 30, 2047, or the Maturity Date.  The Bond was issued pursuant to Artesian Water’s Indenture of Mortgage dated as of July 1, 1961, as amended and supplemented by supplemental indentures, including the Twenty-Fifth Supplemental Indenture dated as of April 29, 2022, or the Supplemental Indenture, from Artesian Water to Wilmington Trust Company, as Trustee.  The Supplemental Indenture is a first mortgage lien against substantially all of Artesian Water’s utility plant.  The proceeds from the sale of the Bond shall be used to pay down outstanding lines of credit of the Company and a loan payable to Artesian Resources, with any additional proceeds used to fund future capital investments in Artesian Water.  The Delaware Public Service Commission approved the issuance of the Bond on April 20, 2022.

The Bond carries an annual interest rate of 4.43% through but excluding the Maturity Date.  Interest is payable on June 30th, September 30th, December 30th and March 30th in each year and on the Maturity Date, beginning June 30, 2022, until Artesian Water’s obligation with respect to the payment of principal, premium (if any) and interest shall be discharged.  Overdue payments shall bear interest as provided in the Supplemental Indenture. The term of the Bond also includes certain limitations on Artesian Water’s indebtedness.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that express our "belief," "anticipation" or "expectation," as well as other statements that are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding specific and overall impacts of the COVID-19 global pandemic on our financial condition and results of operations, our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, our expectation of the timing of decisions by regulatory authorities, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our expectations regarding the closing of our transaction with TESI, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, our ability to adjust our debt level, interest rate, maturity schedule and structure, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, anticipated growth in our non-regulated division, the impact of recent acquisitions on our ability to expand and foster relationships, anticipated investments in certain of our facilities and systems and the sources of funding for such investments, and the sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A -Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2021, and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, failure to receive regulatory approval, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as a representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2022

OVERVIEW

Our profitability is primarily attributable to the sale of water. Gross water sales composed 81.8% of total operating revenues for the three months ended March 31, 2022.  Our profitability is also attributed to the various contract operations, water, sewer and internal SLP Plans, wastewater services and other services we provide.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. Our wastewater services, contract operations, SLP Plans and other services provide a revenue stream that is not affected by changes in weather patterns.

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

COVID-19 Pandemic

As of March 31, 2022, the Company’s financial results and business operations have not been materially adversely affected by the coronavirus, or COVID-19, outbreak, which was declared a pandemic in March 2020.  However, we have experienced delays in procuring some materials and supplies.  While we have been successful in managing these delays, there is no assurance that our future financial results or business operations will not be negatively affected.  The full impact of the COVID-19 outbreak continues to evolve as of the date of this report.  Management is actively monitoring the situation and impacts on its operations, suppliers, industry, and workforce.

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

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue.  As of March 31, 2022, the number of metered water customers in Delaware increased approximately 1.6% compared to March 31, 2021.  The number of metered water customers in Maryland increased approximately 2.2% compared to March 31, 2021.  The number of metered water customers in Pennsylvania remained consistent compared to March 31, 2021.  For the three months ended March 31, 2022, approximately 1.9 billion gallons of water were distributed in our Delaware systems and approximately 29.0 million gallons of water were distributed in our Maryland systems.

Wastewater Division

Artesian Wastewater owns wastewater collection and treatment infrastructure and began providing regulated wastewater services to customers in Delaware in July 2005.  Artesian Wastewater Maryland was incorporated on June 3, 2008 and is able to provide regulated wastewater services to customers in Maryland.  It is not currently providing these services in Maryland.  Our residential and commercial wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.  The number of Delaware wastewater customers more than doubled compared to March 31, 2021, following the acquisition of Tidewater Environmental Services, Inc., or TESI.  This acquisition agreement is discussed further in the “Strategic Direction” section below.

Non-Regulated Division

Artesian Utility provides contract water and wastewater operation services to private, municipal and governmental institutions.  Artesian Utility also offers three protection plans to customers, the WSLP Plan, the SSLP Plan, and the ISLP Plan.  SLP Plan customers are billed a flat monthly or quarterly rate, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  As of March 31, 2022, the eligible customers enrolled in the WSLP Plan, the SSLP Plan and the ISLP Plan increased 4.5%, 1.2% and 28.1%, respectively, compared to March 31, 2021.  The non-utility customers enrolled in one of our three protections plans increased 5.1%.

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

On February 16, 2022, Artesian Water signed an agreement, or the Asset Purchase Agreement, to purchase from the Town of Clayton, a Delaware municipality, or Clayton, substantially all of the operating assets of Clayton’s water system, including Clayton’s exclusive franchise territory and the right to provide water service to Clayton’s existing customers, or the Water System.  Pursuant to the terms of the Asset Purchase Agreement, Clayton shall transfer to Artesian Water all of Clayton’s right, title and interest in and to substantially all of the municipal water utility, plant and equipment, associated real property, contracts, easements and permits possessed by Clayton at closing related to the Water System.  The total purchase price is $5.0 million, less the current payoff amount of any secured debt or debt associated with the Water System.  Closing on this transaction is expected in the second quarter of 2022, pending due diligence. The Delaware Public Service Commission approved the transfer of Clayton’s exclusive franchise territory on April 20, 2022.

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

In our regulated wastewater division, we foresee significant growth opportunities and will continue to seek strategic partnerships and relationships with developers and governmental agencies to complement existing agreements for the provision of wastewater service on the Delmarva Peninsula. There are numerous locations in Sussex County where Artesian Wastewater’s and Sussex County’s facilities are connected or integrated to allow for the movement and disposal of wastewater generated by one or the other’s system in a manner that most efficiently and cost effectively manages wastewater transmission, treatment and disposal.  In addition, Artesian Wastewater plans to utilize our larger regional wastewater facilities to expand service areas to new customers while transitioning our smaller treatment facilities into regional pump stations in order to gain additional efficiencies in the treatment and disposal of wastewater. We believe this will reduce operational costs at the smaller treatment facilities in the future because they will be converted from treatment and disposal plants to pump stations to assist with transitioning the flow of wastewater from one regional facility to another.  In addition, since closing the transaction with TESI noted below, Artesian Wastewater is the sole regional regulated wastewater utility in Delaware, which we believe will enable us to increase efficiencies in the treatment and disposal of wastewater and provide additional opportunities to expand our wastewater operations.

On January 14, 2022, Artesian Wastewater acquired TESI, a wholly-owned subsidiary of Middlesex Water Company, or Middlesex, that provides regulated wastewater services in Delaware.  Artesian Wastewater purchased all of the stock of TESI from Middlesex for $6.4 million in cash and other consideration, including, forgiveness of a $2.1 million note due from Middlesex.  This acquisition more than doubled the number of wastewater customers served in Sussex County, Delaware and included all residents in the Town of Milton.

Artesian Wastewater began operating its Sussex Regional Recharge Facility in late June 2021, shortly after our large industrial customer received its process wastewater treatment operating permit.  The associated customer agreement includes a required minimum wastewater flow.  Pursuant to a settlement agreement, for the calendar year 2021 only, the minimum required volume of wastewater was prorated on a seven-month basis beginning June 1, 2021 and ending December 31, 2021.

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

Results of Operations – Analysis of the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021.

Operating Revenues

Revenues totaled $22.2 million for the three months ended March 31, 2022, $1.5 million, or 7.5%, more than revenues for the three months ended March 31, 2021. Water sales revenue increased $0.3 million, or 1.8%, for the three months ended March 31, 2022 from the corresponding period in 2021, primarily due to an increase in fixed fee revenue related to added customers and an increase in overall water consumption revenue.  We realized 81.8% and 86.4% of our total operating revenue for the three months ended March 31, 2022 and March 31, 2021, respectively, from the sale of water.

Other utility operating revenue increased approximately $1.1 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.  This increase is primarily due to an increase in wastewater revenue related to residential customer growth resulting from the acquisition of TESI in January 2022, industrial wastewater service revenue increased related to process wastewater operations that started in June 2021, and added residential customers.

Non-utility operating revenue increased approximately $0.1 million, or 5.6%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.  The increase is primarily due to an increase in Service Line Protection Plan revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $1.1million, or 9.3%, for the three months ended March 31, 2022, compared to the same period in 2021.  Utility operating expenses increased $1.0 million and property and other taxes increased $0.1 million.

Utility operating expenses increased $1.0 million, or 10.4%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.  The net increase is primarily related to the following.

Repair and maintenance costs increased $0.5 million, related to an increase in maintenance costs primarily associated with water treatment facilities and equipment, including an increase in water treatment filter replacements, an increase in tank painting costs under contract, and an increase in fuel costs.  In addition, overall maintenance costs increased related to the TESI acquisition.

Payroll and employee benefit costs increased $0.3 million, primarily related to an increase in overall compensation.
Administrative costs increased $0.2 million, primarily related to an increase in outside services and contractual services associated with the TESI acquisition.

Purchased power costs increased $0.1 million, primarily due to an increase in usage related to the additional operational costs associated with the TESI acquisition and upgraded wastewater treatment facilities, in addition to an increase in overall water operations.

Purchased water costs decreased $0.2 million, related to a decrease of water purchased under a new contract, effective January 2022, in which the minimum amount of water required to be purchased was reduced.

Property and other taxes increased $0.1 million, or 5.8%, primarily due to an increase in utility plant subject to taxation.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 58.3% for the three months ended March 31, 2022, compared to 57.4% for the three months ended March 31, 2021.

Depreciation and amortization expense increased $0.1 million, or 2.4%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense increased $0.1 million, primarily due to higher pre-tax income in 2022 compared to 2021.

Net Income

Our net income applicable to common stock increased $0.3 million, or 6.6%.  Total operating revenues increased $1.5 million, mostly offset by a $1.2 million increase in total operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the three months ended March 31, 2022 were $11.8 million of cash provided by operating activities, $2.8 million in net contributions and advances from developers, and $0.5 million in net proceeds from the issuance of common stock.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.  We will continue to borrow on available lines of credit in order to satisfy current liquidity needs.  In addition, the Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.

Investment in Plant and Systems

The primary focus of our investments is to continue to provide high quality reliable service to our growing service territory.  Capital expenditures during the first three months of 2022 were $12.6 million compared to $6.3 million during the same period in 2021.  During the first three months of 2022, we continue to focus our investment through our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains, installation of new main, enhancing or improving existing treatment facilities and replacing aging wells and pumping equipment to better serve our customers.  We also continue to invest in wastewater projects including the acquisition of TESI.  Developers contributed $1.2 million of the total investment during the first three months of 2022.

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

Lines of Credit and Long-Term Debt

At March 31, 2022, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of March 31, 2022, there was $30.6 million of available funds under this line of credit.  The interest rate for borrowings under this line is the London Interbank Offered Rate, or LIBOR, plus 1.00%.  It is expected that the LIBOR rate for USD currency will be discontinued after June 30, 2023.  As a result, it is possible that, in the future, the LIBOR rate may become unavailable or may no longer be deemed an appropriate reference rate upon which to determine the interest rate on LIBOR Rate Loans.  In light of this eventuality, Citizens currently has initiatives underway to identify new or alternative reference rates to be used in place of the LIBOR rate.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 22, 2022 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At March 31, 2022, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of March 31, 2022, there was $2.0 million of available funds under this line of credit.  The interest rate for borrowings under this line allows the Company to select either LIBOR plus 1.50% or a weekly variable rate established by CoBank; the Company has historically used the weekly variable interest rate.  The term of this line of credit expires on July 30, 2022. Artesian Water expects to renew this line of credit.

The Company’s material cash requirements include the following lines of credit commitments and contractual obligations:

Material Cash Requirements	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$7,924	$15,773	$15,569	$240,933	$280,289
State revolving fund loans (principal and interest)	820	1,483	1,195	4,130	7,628
Lines of credit	27,409	---	---	---	27,409
Promissory note (principal and interest)	961	1,921	1,923	11,334	16,139
Operating leases	24	48	49	1,332	1,453
Operating agreements	59	77	82	814	1,032
Unconditional purchase obligations	1,043	1,539	1,286	---	3,868
Tank painting contractual obligation	392	490	---	---	882
Total contractual cash obligations	$38,632	$21,331	$20,194	$285,543	$338,700

Artesian’s long-term debt agreements and revolving lines of credit contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guarantee certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business.  As of March 31, 2022, we were in compliance with these covenants.

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

On April 29, 2022, Artesian Water and CoBank, ACB entered into a Bond Purchase Agreement, or the Agreement, relating to the issue and sale by Artesian Water to CoBank of a $30 million principal amount First Mortgage Bond, Series W, or the Bond, due April 30, 2047, or the Maturity Date.  The Bond was issued pursuant to Artesian Water’s Indenture of Mortgage dated as of July 1, 1961, as amended and supplemented by supplemental indentures, including the Twenty-Fifth Supplemental Indenture dated as of April 29, 2022, or the Supplemental Indenture, from Artesian Water to Wilmington Trust Company, as Trustee.  The Supplemental Indenture is a first mortgage lien against substantially all of Artesian Water’s utility plant.  The proceeds from the sale of the Bond shall be used to pay down outstanding lines of credit of the Company and a loan payable to Artesian Resources, with any additional proceeds used to fund future capital investments in Artesian Water.  The Delaware Public Service Commission approved the issuance of the Bond on April 20, 2022.  The Bond carries an annual interest rate of 4.43% through but excluding the Maturity Date.  Interest is payable on June 30th, September 30th, December 30th and March 30th in each year and on the Maturity Date, beginning June 30, 2022, until Artesian Water’s obligation with respect to the payment of principal, premium (if any) and interest shall be discharged.  Overdue payments shall bear interest as provided in the Supplemental Indenture. The term of the Bond also includes certain limitations on Artesian Water’s indebtedness.

In order to control purchased power cost, in August 2018 Artesian Water entered into an electric supply contract with MidAmerican effective from September 2018 through May 2022.  In February 2021, Artesian Water entered into a new electric supply contract with MidAmerican that is effective from May 2021 to May 2025.  The fixed rate was lowered 5.6% starting in May 2021.  In August 2018, Artesian Water Maryland entered into an electric supply agreement with Constellation NewEnergy, Inc., effective from May 2019 through May 2022.  In February 2022, Artesian Water Maryland entered into an electric supply agreement with Constellation NewEnergy, Inc., effective from May 2022 through November 2025.  In January 2022, following the acquisition of Tidewater Environmental Services, Inc., TESI dba Artesian Wastewater assumed an electricity supply contract with WGL Energy that is effective through December 2024.

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

Critical Accounting Assumptions, Estimates and Policies; Recent Accounting Pronouncements

This discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2021 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2021.  The preparation of those financial statements required management to make assumptions and estimates that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods.  Actual amounts or results could differ from those based on such assumptions and estimates.

Our critical accounting assumptions, estimates and policies are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2021.  There have been no changes in our critical accounting assumptions, estimates and policies.  Our significant accounting policies are described in our notes to the 2021 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2021.

Information concerning our implementation and the impact of recent accounting pronouncements issued by the FASB is included in the notes to our 2021 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2021 and also in the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.  We did not adopt any accounting policy in the first three months of 2022 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds and the term of the promissory note, which have final maturity dates ranging from 2028 to 2049, and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit, with two banks, under which the interim bank loans payable at March 31, 2022 were approximately $27.4 million.  An increase in the variable interest rates will result in an increase in the cost of borrowing on these variable rate lines of credit.  Also, changes in LIBOR could affect our operating results and liquidity.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing multi-year supply contracts at fixed prices.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in such Annual Report on Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

(a)

On April 29, 2022, Artesian Water and CoBank, ACB, or CoBank, entered into a Bond Purchase Agreement, or the Agreement, relating to the issue and sale by Artesian Water to CoBank of a $30 million principal amount First Mortgage Bond, Series W, or the Bond, due April 30, 2047, or the Maturity Date.  The Bond was issued pursuant to Artesian Water’s Indenture of Mortgage dated as of July 1, 1961, as amended and supplemented by supplemental indentures, including the Twenty-Fifth Supplemental Indenture dated as of April 29, 2022, or the Supplemental Indenture, from Artesian Water to Wilmington Trust Company, as Trustee.  The Supplemental Indenture is a first mortgage lien against substantially all of Artesian Water’s utility plant.  The proceeds from the sale of the Bond shall be used to pay down outstanding lines of credit of the Company and a loan payable to Artesian Resources, with any additional proceeds used to fund future capital investments in Artesian Water.  The Delaware Public Service Commission approved the issuance of the Bond on April 20, 2022.

The Bond carries an annual interest rate of 4.43% through but excluding the Maturity Date.  Interest is payable on June 30th, September 30th, December 30th and March 30th in each year and on the Maturity Date, beginning June 30, 2022, until Artesian Water’s obligation with respect to the payment of principal, premium (if any) and interest shall be discharged.  Overdue payments shall bear interest as provided in the Supplemental Indenture. The term of the Bond also includes certain limitations on Artesian Water’s indebtedness.

The foregoing summaries of the Supplemental Indenture and the Bond Purchase Agreement do not purport to be complete and are qualified in their entirety by reference to the Supplemental Indenture and the Bond Purchase Agreement. Copies of the Supplemental Indenture and the Bond Purchase Agreement are filed as Exhibits 4.1 and 4.2 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

ITEM 6 - EXHIBITS

Exhibit No.	Description

4.1	Twenty-Fifth Supplemental Indenture dated as of April 29, 2022, between Artesian Water Company, Inc. and Wilmington Trust Company, as trustee.*

4.2	Bond Purchase Agreement, dated April 29, 2022, by and between Artesian Water Company, Inc., and CoBank, ACB.

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a–14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a–14(a) under the Securities Exchange Act of 1934, as amended.*

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).**

101.BAL	Inline XBRL Condensed Consolidated Balance Sheets (unaudited)*
101.OPS	Inline XBRL Condensed Consolidated Statements of Operations (unaudited)*

101.CSH	Inline XBRL Condensed Consolidated Statements of Cash Flows (unaudited)*

101.NTS	Inline XBRL Notes to the Condensed Consolidated Financial Statements (unaudited)*

104	The cover page from Artesian Resources Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in Inline XBRL (contained in exhibit 101).*

*   Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: May 5, 2022	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: May 5, 2022	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial Officer)

*   Filed herewith
** Furnished herewith