Form 10-Q
period 2022-06-30
ARTESIAN RESOURCES CORP
filed 2022-08-05
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 2, 2022, 8,557,647 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	June 30, 2022	December 31, 2021
Utility plant, at original cost (less accumulated depreciation - 2022 - $172,261; 2021 - $159,385)	$639,513	$590,431
Current assets
Cash and cash equivalents	220	92
Accounts receivable (less allowance for doubtful accounts - 2022 - $466; 2021 - $429)	8,114	8,367
Income tax receivable	766	2,234
Unbilled operating revenues	2,149	1,080
Materials and supplies	2,869	1,933
Prepaid property taxes	21	2,306
Prepaid expenses and other	2,792	2,652
Total current assets	16,931	18,664
Other assets
Non-utility property (less accumulated depreciation - 2022 - $956; 2021 - $919)	3,759	3,751
Other deferred assets	7,116	5,097
Operating lease right of use assets	445	451
Total other assets	11,320	9,299
Regulatory assets, net	6,314	6,321
Total Assets	$674,078	$624,715

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$9,459	$9,414
Preferred stock	—	—
Additional paid-in capital	105,984	104,989
Retained earnings	65,459	63,607
Total stockholders' equity	180,902	178,010
Long-term debt, net of current portion	173,597	143,259
	354,499	321,269
Current liabilities
Lines of credit	9,580	26,703
Current portion of long-term debt	1,996	1,591
Dividends payable	2,581	—
Accounts payable	8,576	10,206
Accrued expenses	3,748	4,038
Overdraft payable	334	30
Accrued interest	896	917
Income taxes payable	792	-
Customer and other deposits	2,394	2,273
Other	2,593	1,448
Total current liabilities	33,490	47,206

Commitments and contingencies

Deferred credits and other liabilities
Net advances for construction	4,174	4,295
Operating lease liabilities	440	440
Regulatory liabilities	21,632	21,260
Deferred investment tax credits	447	456
Deferred income taxes	52,701	53,133
Total deferred credits and other liabilities	79,394	79,584

Net contributions in aid of construction	206,695	176,656
Total Liabilities and Stockholders’ Equity	$674,078	$624,715
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenues
Water sales	$19,722	$20,078	$37,865	$37,908
Other utility operating revenue	2,914	1,014	5,440	2,390
Non-utility operating revenue	2,375	1,377	3,893	2,815
Total Operating Revenues	25,011	22,469	47,198	43,113

Operating expenses
Utility operating expenses	10,070	9,661	20,566	19,166
Non-utility operating expenses	1,905	862	2,847	1,777
Depreciation and amortization	3,055	2,976	6,140	5,988
State and federal income taxes	1,725	1,542	3,144	2,893
Property and other taxes	1,413	1,341	2,914	2,761
Total Operating Expenses	18,168	16,382	35,611	32,585

Operating income	6,843	6,087	11,587	10,528

Other income, net
Allowance for funds used during construction (AFUDC)	324	371	505	615
Miscellaneous (expense) income	(33)	(59)	1,412	1,343

Income before interest charges	7,134	6,399	13,504	12,486

Interest charges	2,088	1,894	3,975	3,775

Net income applicable to common stock	$5,046	$4,505	$9,529	$8,711

Income per common share:
Basic	$0.53	$0.48	$1.01	$0.93
Diluted	$0.53	$0.48	$1.01	$0.93

Weighted average common shares outstanding:
Basic	9,452	9,395	9,438	9,381
Diluted	9,470	9,425	9,464	9,416

Cash dividends per share of common stock	$0.2729	$0.2610	$0.5404	$0.5181

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,529	$8,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,140	5,988
Deferred income taxes, net	(640)	(3,073)
Stock compensation	104	92
AFUDC, equity portion	(349)	(415)

Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	204	434
Income tax receivable	1,468	559
Unbilled operating revenues	(704)	(599)
Materials and supplies	(936)	68
Prepaid property taxes	2,862	1,891
Prepaid expenses and other	(130)	(754)
Other deferred assets	511	(467)
Regulatory assets	185	(71)
Regulatory liabilities	(254)	(297)
Income tax payable	792	2,362
Accounts payable	(4,680)	(1,071)
Accrued expenses	(934)	(124)
Accrued interest	(21)	(25)
Deposits and other	441	567
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,588	13,776

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(23,266)	(19,418)
Investment in acquisitions, net of cash acquired	(6,341)	—
Proceeds from sale of assets	41	15
NET CASH USED IN INVESTING ACTIVITIES	(29,566)	(19,403)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) under lines of credit agreements	(17,123)	(1,120)
Deferred debt issuance cost	(102)	—
Increase in overdraft payable	304	403
Net advances and contributions in aid of construction	8,013	9,786
Net proceeds from issuance of common stock	936	941
Issuance of long-term debt	30,000	1,720
Dividends paid	(5,096)	(4,856)
Principal repayments of long-term debt	(826)	(906)
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,106	5,968

NET INCREASE IN CASH AND CASH EQUIVALENTS	128	341

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	92	28

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$220	$369

Non-cash Investing and Financing Activity:
Utility plant received as construction advances and contributions	$3,243	$2,334
Dividends declared but not paid	2,581	2,454
Amounts included in accounts payable and accrued payables related to capital expenditures	1,761	2,723

Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,996	$3,800
Income taxes paid	$743	$3,248

Preliminary purchase price of allocation of investment in acquisitions:
Utility plant	$28,335	$—
Cash	280	—
Other assets	3,580	—
Total assets	32,195	—
Less:
Liabilities	3,536	—
Future contractual obligation payable to seller	1,569	—
Contributions in aid of construction	20,469	—
Cash paid for acquisition	6,621	—
Cash received from acquisition	280	—
Net cash paid for acquisition	$6,341	$—

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Unaudited
(In thousands)

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2020	8,475	882	$8,475	$882	$103,463	$56,606	$169,426
Net income	—	—	—	—	—	4,206	4,206
Cash dividends declared
Common stock	—	—	—	—	—	(2,406)	(2,406)
Issuance of common stock
Dividend reinvestment plan	3	—	3	—	95	—	98
Employee stock options and awards(4)	22	—	22	—	438	—	460
Employee Retirement Plan(3)	2	—	2	—	84	—	86
Balance as of March 31, 2021	8,502	882	8,502	882	104,080	58,406	171,870
Net income	—	—	—	—	—	4,505	4,505
Cash dividends declared
Common stock	—	—	—	—	—	(4,904)	(4,904)
Issuance of common stock
Dividend reinvestment plan	2	—	2	—	103	—	105
Employee stock options and awards(4)	11	—	11	—	165	—	176
Employee Retirement Plan(3)	3	—	3	—	105	—	108
Balance as of June 30, 2021	8,518	882	8,518	882	104,453	58,007	171,860

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2021	8,532	882	$8,532	$882	$104,989	$63,607	$178,010
Net income	—	—	—	—	—	4,483	4,483
Cash dividends declared
Common stock	—	—	—	—	—	(2,518)	(2,518)
Issuance of common stock
Dividend reinvestment plan	2	—	2	—	87	—	89
Employee stock options and awards(4)	22	—	22	—	475	—	497
Employee Retirement Plan(3)	0	—	0	—	0	—	0
Balance as of March 31, 2022	8,556	882	8,556	882	105,551	65,572	180,561
Net income	—	—	—	—	—	5,046	5,046
Cash dividends declared
Common stock	—	—	—	—	—	(5,159)	(5,159)
Issuance of common stock
Dividend reinvestment plan	2	—	2	—	97	—	99
Employee stock options and awards(4)	19	—	19	—	336	—	355
Employee Retirement Plan(3)	—	—	—	—	—	—	—
Balance as of June 30, 2022	8,577	882	8,577	882	105,984	65,459	180,902

(1)
At June 30, 2022 and June 30, 2021, Class A Common Stock had 15,000,000 shares authorized.  For the same periods, shares issued, inclusive of treasury shares, were 8,606,597 and 8,548,106, respectively.

(2)	At June 30, 2022 and June 30, 2021, Class B Common Stock had 1,040,000 shares authorized and 881,452 shares issued.
(3)	Artesian Resources Corporation registered 200,000 shares of Class A Common Stock, subsequently adjusted for stock splits, available for purchase through the Company’s 401(k) retirement plan.
(4)
Under the Equity Compensation Plan, effective December 9, 2015, or the 2015 Plan, Artesian Resources Corporation authorized up to 331,500 shares of Class A Common Stock for issuance of grants in the form of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the 2015 Plan. Includes stock compensation expense for June 30, 2022, and June 30, 2021, see Note 5-Stock Compensation Plans.

See notes to the condensed consolidated financial statements

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Artesian Resources Corporation, or Artesian Resources, includes income from the earnings of all of our wholly owned subsidiaries. The terms "we", "our", "Artesian" and the "Company" as used herein refer to Artesian Resources and its subsidiaries.

DELAWARE REGULATED SUBSIDIARIES

Artesian Water Company, Inc., or Artesian Water, our principal subsidiary, distributes and sells water to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware.  In addition, Artesian Water provides services to other water utilities, including operations and billing functions, and has contract operation agreements with private, municipal and state water providers.  Artesian Water also provides water for public and private fire protection to customers in our service territories.

On May 26, 2022, Artesian Water completed its purchase of substantially all of the water operating assets from the Town of Clayton, or Clayton, a Delaware municipality located in Kent County, Delaware, including Clayton’s exclusive franchise territory and the right to provide water service to Clayton’s existing customers, or the Clayton Water System.  The total purchase price was $5.0 million, less the current payoff amount of secured debt or debt associated with the Clayton Water System.

Artesian Wastewater Management, Inc., or Artesian Wastewater, began providing wastewater services in Sussex County, Delaware in July 2005.  Artesian Wastewater is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Delaware as a regulated public wastewater service company.

In January 2022, Artesian Wastewater acquired Tidewater Environmental Services, Inc.  Artesian Wastewater operates as the parent holding company of Tidewater Environmental Services, Inc. dba Artesian Wastewater, or TESI.  TESI was incorporated in 2004 and is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Sussex County, Delaware as a regulated public wastewater service company.  Artesian Wastewater purchased all of the stock of TESI from Middlesex Water Company, or Middlesex, for $6.4 million in cash and other consideration, including forgiveness of a $2.1 million note due from Middlesex.  This acquisition more than doubled the number of wastewater customers served by Artesian’s Delaware wastewater subsidiaries in Sussex County, Delaware and included all residents within the Town of Milton.

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

Artesian Utility currently operates wastewater treatment facilities for the town of Middletown, in southern New Castle County, Delaware, or Middletown, under a 20-year contract that expires in July 2039.  Artesian Utility currently operates three wastewater treatment systems with a combined capacity of up to approximately 3.8 million gallons per day. The wastewater treatment facilities in Middletown provide reclaimed wastewater for use in spray irrigation on public and agricultural lands in the area.

Artesian Utility also offers three protection plans to customers, the WSLP Plan, the SSLP Plan and the ISLP Plan. The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit.  The ISLP Plan enhances available coverage to include water and wastewater lines within customers' residences up to an annual limit.

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

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company's balance sheet position as of June 30, 2022, the results of its operations for the three and six-month periods ended June 30, 2022 and June 30, 2021, its cash flows for the six-month periods ended June 30, 2022 and June 30, 2021 and the changes in stockholders’ equity for the three and six-month periods ended June 30, 2022 and June 30, 2021.  The December 31, 2021 Condensed Consolidated Balance Sheet was derived from the Company’s December 31, 2021 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.

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

All additions to utility plant are recorded at cost.  Business combinations pursuant to ASC Topic 805 may result in a purchase price allocation and the acquired assets are required to be evaluated by the applicable regulatory agency.  Artesian Wastewater acquired TESI in January 2022 and Artesian Water purchased substantially all of the water operating assets from the Town of Clayton in May 2022.  As of June 30, 2022, the accounting for these transactions was preliminary.  Management’s preliminary determination of fair value of the tangible assets acquired using the cost method requires management to make significant estimates and assumptions related to economic lives of the assets, replacement costs, and physical characteristics of the tangible assets acquired.  Third-party valuation specialists are assisting with the valuation of the assets acquired.  The purchase price allocations are expected to be finalized once the valuations of assets acquired have been completed, no later than one year after the acquisition date in each case.

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

Artesian generates fixed-fee revenue for water and wastewater services provided to customers once a customer requests service in our territory.  Our wastewater territory is located in Sussex County, Delaware.  We recognize revenue from these services on a ratable basis over time as the customer simultaneously receives and consumes all the benefits of the Company remaining ready to provide them water and wastewater service.  These contract services are billed either in advance or arrears at tariff rates on a monthly, quarterly or semi-annual basis.  For contract services billed in arrears, we record unbilled operating revenue (contract asset) for any services through the end of the accounting period that will be billed in the next monthly or quarterly cycle.  For contract services billed in advance, we record deferred revenue (contract liability) and accounts receivable for any amounts for which we have a right to invoice but for which services have not been provided.  This deferred revenue is netted with unbilled operating revenue on the Condensed Consolidated Balance Sheet.

Artesian generates service charges primarily from non-payment fees, such as water shut-off and reconnection fees and finance charges.  These fees are billed and recognized as revenue at the point in time when our tariffs indicate the Company has the right to payment such as days past due have been reached or shut-offs and reconnections have been performed.  There is no contract asset or liability associated with these fees.

Artesian generates revenue from DSIC, which are surcharges applied to water customer tariff rates in Delaware related to specific types of water distribution system improvements.  This rate is calculated on a semi-annual basis based on an approved projected revenue requirement over the following six-month period.  This rate is adjusted up or down at the next DSIC filing to account for any differences between actual earned revenue and the projected revenue requirement.  Since DSIC revenue is a surcharge applied to tariff rates, we recognize DSIC revenue based on the same guidelines as noted above depending on whether the surcharge was applied to consumption revenue or fixed-fee revenue.

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

Artesian generates contract operation revenue from water and wastewater operation services provided to customers.  We recognize revenue from these operation contracts, which consist primarily of monthly operation and maintenance services, over time as customers receive and consume the benefits of such services performed. The majority of these services are invoiced in advance at the beginning of every month and are typically due within 30 days, and therefore there is no contract asset or liability associated with most of these revenues.  We have one operation contract that was paid in advance resulting in a contract liability for services that have not yet been provided.  An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ creditworthiness.  The related allowance for doubtful accounts and associated bad debt expense has not been significant.

Artesian generates design and installation revenue for services related to the design and construction of wastewater infrastructure for a state agency under contract.  We recognize revenue from these services over time as services are performed using the percentage-of-completion method based on an input method of incurred costs (cost-to-cost).  These services are invoiced at the end of every month based on incurred costs to date.  As of June 30, 2022, there is no associated contract asset or liability.  There is no allowance for doubtful accounts or bad debt expense associated with this revenue.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by service type; all revenues are generated within a similar geographical location:

(in thousands)	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Tariff Revenue
Consumption charges	$12,182	$12,660	$22,749	$23,078
Fixed fees	7,751	6,872	15,529	13,871
Service charges	137	119	293	320
DSIC	1,282	1,316	2,464	2,488
Metered wastewater services	129	—	269	—
Industrial wastewater services	422	(384)	828	(379)
Total Tariff Revenue	$21,903	$20,583	$42,132	$39,378

Non-Tariff Revenue
Service line protection plans	$1,217	$1,134	$2,439	$2,230
Contract operations	242	217	453	447
Design and installation	978	62	1,101	212
Inspection fees	66	52	106	136
Total Non-Tariff Revenue	$2,503	$1,465	$4,099	$3,025
Other Operating Revenue	$605	$421	$967	$710
Total Operating Revenue	$25,011	$22,469	$47,198	$43,113

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	June 30, 2022	December 31, 2021

Contract Assets – Tariff	$3,156	$2,144

Deferred Revenue
Deferred Revenue – Tariff	$1,179	$1,227
Deferred Revenue – Non-Tariff	404	287
Total Deferred Revenue	$1,583	$1,514

For the six months ended June 30, 2022, the Company recognized revenue of $1.2 million from amounts that were included in Deferred Revenue – Tariff at the beginning of the year and revenue of $0.3 million from amounts that were included in Deferred Revenue – Non- Tariff at the beginning of the year.

The changes in Contract Assets and Deferred Revenue are primarily due to normal timing differences between our performance and customer payments.

Remaining Performance Obligations

As of June 30, 2022 and December 31, 2021, Deferred Revenue – Tariff is recorded net of contract assets within Unbilled operating revenues and represents our remaining performance obligations for our fixed fee water and wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of June 30, 2022 and December 31, 2021, Deferred Revenue – Non-Tariff is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services, wastewater inspections and one operation contract, which are expected to be satisfied and associated revenue recognized within the next three months, one year and seven years for the SLP Plan revenue, inspection fee revenue and contract operations revenue, respectively.

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

Rent expense for all operating leases except those with terms of 12 months or less comprises:

	(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Minimum rentals	$2	$7	$9	$14
Contingent rentals	—	—	—	—

	$2	$7	$9	$14

Supplemental cash flow information related to leases is as follows:

	(in thousands)
	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9	$14
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$445	$450

Supplemental balance sheet information related to leases is as follows:

	(in thousands, except lease term and discount rate)
	June 30, 2022	December 31, 2021

Operating Leases:
Operating lease right-of-use assets	$445	$451

Other current liabilities	$2	6
Operating lease liabilities	440	440
Total operating lease liabilities	$442	$446

Weighted Average Remaining Lease Term
Operating leases	61 years	61 years
Weighted Average Discount Rate
Operating leases	5.0%	5.0%

Maturities of operating lease liabilities that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2022 are as follows:

(in thousands)
Operating Leases
Year
2023	$24
2024	24
2025	24
2026	24
2027	25
Thereafter	1,330
Total undiscounted lease payments	$1,451
Less effects of discounting	(1,009)
Total lease liabilities recognized	$442

As of June 30, 2022, we have not entered into operating or finance leases that will commence at a future date.

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

Compensation expense, for the three and six months ended June 30, 2022 of approximately $55,000 and $104,000, respectively, was recorded for restricted stock awards issued in May 2021 and May 2022.   Compensation expense, for the three and six months ended June 30, 2021 of approximately $49,000 and $91,000, respectively, was recorded for restricted stock awards issued in May 2020 and May 2021.  Costs were determined based on the fair value on the dates of the awards and those costs were charged to income over the service periods associated with the awards.

There was no stock compensation cost capitalized as part of an asset.

On May 3, 2022, 5,000 shares of Class A Common Stock, or Class A Stock, were granted as restricted stock awards.  The fair value per share was $45.58, the closing price of the Class A Stock as recorded on the Nasdaq Global Select Market on May 3, 2022.  Prior to their release date, these restricted stock awards may be subject to forfeiture in the event of the recipient’s termination of service.

On May 4, 2021, 5,000 shares of Class A Common Stock, or Class A Stock, were granted as restricted stock awards.  The fair value per share was $40.11, the closing price of the Class A Stock as recorded on the Nasdaq Global Select Market on May 4, 2021.  Prior to their release date, these restricted stock awards may be subject to forfeiture in the event of the recipient’s termination of service.

The following summary reflects changes in the shares of Class A Stock underlying options and restricted stock awards for the six months ended June 30, 2022:

	Options				Restricted Awards
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)	Outstanding Restricted Stock Awards	Weighted Average Grant Date FairValue
Plan options/restricted stock awards
Outstanding at January 1, 2022	83,000	$21.65		$2,048	5,000	$40.11
Granted	—	—		—	5,000	45.58
Exercised/vested and released	(35,750)	20.93		905	(5,000)	40.11
Expired/cancelled	—	—		—	—	—
Outstanding at June 30, 2022	47,250	$22.20	1.425	$1,274	5,000	$40.11

Exercisable/vested at June 30, 2022	47,250	$22.20	1.425	$1,274	—	—

The total intrinsic value of options exercised during the six months ended June 30, 2022 was approximately $905,000.

There were no unvested option shares outstanding under the 2015 Plan during the six months ended June 30, 2022.

As of June 30, 2022, there were no unrecognized expenses related to non-vested option shares granted under the 2015 Plan.

As of June 30, 2022, there was $191,000 total unrecognized expenses related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.84 years, the remaining vesting period for the restricted stock awards.

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

In thousands	June 30, 2022	December 31, 2021

Investment in CoBank	$5,351	$4,850
Other deferred assets	1,765	247
	$7,116	$5,097

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

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Deferred contract costs and other	5
Rate case studies	5
Delaware rate proceedings	2.5
Maryland rate proceedings	5
Debt related costs	15 to 30 (based on term of related debt)
Goodwill (resulting from acquisition of Mountain Hill Water Company in 2008)	50
Deferred acquisition costs (resulting from purchase of water assets in Cecil County, Maryland in 2011 and Port Deposit, Maryland in 2010)	20
Franchise Costs (resulting from purchase of water assets in Cecil County, Maryland in 2011)	80

Regulatory assets, net of amortization, comprise:
	(in thousands)
	June 30, 2022	December 31, 2021

Deferred income taxes	$475	$355
Deferred contract costs and other	258	288
Debt related costs	4,829	4,902
Goodwill	269	273
Deferred acquisition and franchise costs	483	503
	$6,314	$6,321

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

Pursuant to the enactment of the Tax Cuts and Jobs Act, or TCJA, on December 22, 2017, the Company adjusted its existing deferred income tax balances to reflect the decrease in the corporate income tax rate from 34% to 21% (see Note 11) resulting in a decrease in the net deferred income tax liability of $24.3 million, of which $22.8 million was reclassified to a regulatory liability related to Artesian Water and Artesian Water Maryland.  The regulatory liability amount is subject to certain Internal Revenue Service normalization rules that require the benefits to customers be spread over the remaining useful life of the underlying assets giving rise to the associated deferred income taxes.  On January 31, 2019, the DEPSC approved the amortization of the regulatory liability amount of $22.2 million over a period of 49.5 years beginning February 1, 2018, subject to audit at a later date. In May 2022, the Company received a rate order from the DEPSC instructing the Company to continue amortizing the liability over a period of 49.5 years, subject to review in the Company’s next base rate filing.  The MDPSC has not issued a final order on the regulatory liability amount of $0.6 million regarding the effects of the TCJA on Maryland customers.
Regulatory liabilities comprise:
	(in thousands)
	June 30, 2022	December 31, 2021

Utility plant retirement cost obligation	$169	$149
Deferred income taxes (related to TCJA)	21,463	21,111
	$21,632	$21,260

NOTE 9 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards.

The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Weighted average common shares outstanding during the period for Basic computation	9,452	9,395	9,438	9,381
Dilutive effect of employee stock options and awards	18	30	26	35

Weighted average common shares outstanding during the period for Diluted computation	9,470	9,425	9,464	9,416

For the three and six months ended June 30, 2022 and 2021, no shares of restricted stock awards were excluded from the calculations of diluted net income per share.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Common Stock, or Class B Stock. As of June 30, 2022, 8,577,620 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of June 30, 2021, 8,519,129 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share.

Equity per common share was $19.17 and $18.94 at June 30, 2022 and December 31, 2021, respectively. These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on June 30, 2022 and December 31, 2021, respectively.

NOTE 10 - REGULATORY PROCEEDINGS

Our water and wastewater utilities generate operating revenue from customers based on rates that are established by state public service commissions through a rate-setting process that may include public hearings, evidentiary hearings and the submission of evidence and testimony in support of the Company's requested level of rates.

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

The following table summarizes (1) Artesian Water’s applications with the DEPSC to collect DSIC rates and (2) the rates upon which eligible plant improvements are based:

Application Date	11/20/20
DEPSC Approval Date	12/14/20
Effective Date	01/01/21
Cumulative DSIC Rate	7.50%
Net Eligible Plant Improvements – Cumulative Dollars (in millions)	$43.1
Eligible Plant Improvements – Installed Beginning Date	10/01/2014
Eligible Plant Improvements – Installed Ending Date	04/30/2019

The rate reflects the eligible plant improvements installed through April 30, 2019.  The DSIC rate effective January 1, 2021 is still subject to audit by the DEPSC at a later date. For the three and six months ended June 30, 2022, we earned approximately $1.3 million and $2.5 million in DSIC revenue, respectively.  For the three and six months ended June 30, 2021, we earned approximately $1.3 million and $2.5 million in DSIC revenue, respectively.

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

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known.  The statute of limitations for the 2017 tax returns lapsed during the fourth quarter of 2021, which resulted in the reversal of the reserve in the amount of approximately $26,000.  The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense.  The Company has accrued approximately $10,000 in penalties and interest for the six months ended June 30, 2022. The Company remains subject to examination by federal and state authorities for the tax years 2018 through 2021.

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

Long-term Financial Liabilities

All of Artesian Resources’ outstanding long-term debt as of June 30, 2022 and December 31, 2021 was fixed-rate.  The fair value of the Company’s long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  Level 2 is valued using observable inputs other than quoted prices.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt (including current portion) are shown below:

In thousands
	June 30, 2022	December 31, 2021
Carrying amount	$175,593	$144,850
Estimated fair value	$168,490	$163,182

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

NOTE 14 – BUSINESS COMBINATIONS

As part of the Company’s growth strategy, on January 14, 2022 Artesian Wastewater completed its agreement to acquire TESI, which provides regulated wastewater services in Delaware.  Artesian Wastewater purchased all of the stock of TESI from Middlesex Water Company for $6.4 million in cash and other consideration, including forgiveness of a $2.1 million note due from Middlesex, consisting of $3.1 million paid at closing. This acquisition more than doubled the number of wastewater customers served by Artesian in Sussex County, Delaware.  The acquisition is being accounted for as a business combination under ASC Topic 805, “Business Combinations,” in accordance with the acquisition method whereby the total purchase price consideration will be allocated to intangible assets and utility plant assets acquired and liabilities assumed based on their respective estimated fair values.  The acquisition method of accounting requires, among other things, that assets acquired, and liabilities assumed in a business purchase combination be recognized at their fair values as of the acquisition date.  The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions.  The Company is still gathering detailed records for valuing utility plant assets and related contributions in aid of construction at replacement cost adjusted for depreciation and valuing real property using a comparative sales approach in order to complete the purchase price allocation for the items as well as some of the assumed liabilities.  The purchase price allocation will be finalized once the valuation of assets acquired has been completed, no later than one year after the acquisition date.  Any goodwill as a result of the transaction is not expected to be deductible for tax purposes.

The TESI acquisition was approved by the DEPSC on October 27, 2021, subject to the DEPSC determining the appropriate ratemaking treatment of the acquisition price and the assets acquired in Artesian Wastewater’s next base rate case.

The Company reflected revenue of $0.7 million and $1.4 million for the three and six months ended June 30, 2022 , respectively, in its condensed consolidated statement of operations related to the acquisition.  The pro forma revenue for the three and six months ended June 30, 2022 is estimated to be approximately $0.7 million and $1.4 million, respectively.  The Company anticipates the pro forma effects of revenue for the three and six months ended June 30, 2021 to be approximately the same given there has not been any changes in the rates.  The pro forma information is not necessarily indicative of the Company’s future results.  Any pro forma effects of earnings is not practicable, as we continue to integrate TESI operations and adjust the operating cost structure as it relates to operating expenses reflective of synergies of the combined operations, and therefore would not present an accurate comparison.

The table below sets forth the preliminary purchase price allocation of this acquisition as of June 30, 2022.  The preliminary purchase price allocation is provisional and there could be material changes to the estimates below.

(In thousands)
TESI
Utility plant	$19,455
Cash	280
Other assets	3,580
Total assets	23,315
Less: Liabilities and contributions in aid of construction (CIAC)
Liabilities	3,536
CIAC	16,657
Net cash purchase price	$3,122

Additionally, as part of the Company’s growth strategy, on May 26, 2022, Artesian Water completed its purchase of substantially all of the water system operating assets from the Town of Clayton, or Clayton, a Delaware municipality located in Kent County, Delaware, including Clayton’s exclusive franchise territory and the right to provide water service to Clayton’s existing customers, or the Clayton Water System.  The total purchase price was $5.0 million, less the current payoff amount of secured debt or debt associated with the Clayton Water System.  At closing, Artesian Water paid approximately $3.4 million of the total purchase price.  The remaining $1.6 million is payable in five equal annual installments on the anniversary date of the closing date.  Each annual installment is payable with interest at an annual rate of 2.0%. The acquisition was accounted for as a business combination under ASC Topic 805.  The preliminary purchase price allocation is $8.9 million of utility plant assets offset by $3.8 million of CIAC.  This preliminary purchase price allocation will be finalized once the valuation of assets acquired has been completed, no later than one year after the acquisition date.

This transfer of Clayton’s exclusive franchise territory was approved by the DEPSC on April 20, 2022.  The DEPSC will determine the appropriate ratemaking treatment of the acquisition price and the assets acquired in Artesian Water’s next base rate case.  The pro forma effects of the business acquired are not material to the Company’s financial position or results of operations based on estimated annual revenue related to customers acquired.

NOTE 15 – GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water utility service to customers within their established service territory in all three counties of Delaware and in portions of Maryland and Pennsylvania, pursuant to rates filed with and approved by the DEPSC, the MDPSC and the PAPUC.  As of June 30, 2022, Artesian Water was serving approximately 94,000 customers, Artesian Water Maryland was serving approximately 2,600 customers and Artesian Water Pennsylvania was serving approximately 40 customers.

Artesian Wastewater and TESI provide wastewater utility service to customers within their established service territory in Sussex County, Delaware pursuant to rates filed with and approved by the DEPSC. The number of wastewater customers served more than doubled following the acquisition of TESI in January 2022.  As of June 30, 2022, Artesian Wastewater combined with TESI were serving approximately 7,300 customers, including one large industrial customer.

NOTE 16 – IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

There was no new guidance issued by the FASB during the six months ended June 30, 2022 that is applicable to the Company.

NOTE 17 – SUBSEQUENT EVENT

On July 19, 2022, final judgment was entered by the United States District Court, or Court, for a Consent Decree between the Delaware Sand and Gravel Remedial Trust, or Trust, and the United States Environmental Protection Agency, or USEPA, that governs the implementation of Amendment No 2 to the USEPA’s 1988 Record of Decision for the Delaware Sand & Gravel Landfill Superfund Site, or Site, located in New Castle County, Delaware, issued on December 12, 2017, or ROD Amendment No. 2, confirming, among other things, the terms and conditions set forth in a Settlement Agreement upon which The Chemours Company FC, LLC, Hercules, LLC, Waste Management of Delaware, Inc., SC Holdings, Inc., Cytec Industries, Inc., Zeneca Inc., and Bayer CropScience Inc., collectively the Percentage Settlors, and the Trust, on one hand, and Artesian Water, on the other hand, have agreed to resolve certain of Artesian Water’s claims and issues relating to releases of contaminants from the Site.

ROD Amendment No. 2 sets forth the remedy for the contamination existing at and emanating from the Site, or the Remedy, to address a release of contaminants of concern and of emerging concern, or COC’s, from the Site into groundwater.  Artesian Water has found in groundwater that Artesian Water uses for public potable water supply certain COC’s that the Remedy is designed to address, as a result of which Artesian has incurred, and potentially will incur additional, capital and operating costs to treat the groundwater to meet applicable drinking water standards.  The Remedy includes requirements that are directly linked to Artesian’s continued operation of the treatment plant associated with groundwater around the Site.

As set forth in the Settlement Agreement, Artesian Water shall have access to financial assurances that the Percentage Settlors have provided, or will provide, to the USEPA in connection with the Consent Decree governing the implementation of the Remedy.  In addition, the Trust shall reimburse Artesian Water for past capital and operating costs, totaling approximately $10.0 million, with approximately $2.5 million due by August 18, 2022, within 30 days after the Court’s July 19, 2022 approval of the Consent Decree.  The remaining $7.5 million will be payable in three equal installments annually on the anniversary date of the Court’s approval of the Consent Decree.  In addition, the Trust shall reimburse Artesian Water for documented reasonable and necessary capital and operating costs after July 1, 2021 that Artesian Water incurs to treat Site-related COC’s. Any reimbursements Artesian Water receives from the Trust shall be subject to final determination by the DEPSC as to the appropriate regulatory rate-making treatment. The Trust’s reimbursement of such costs shall end if and when, based upon testing information from the Trust’s Remedy facilities and Artesian Water’s facilities, treatment of Site-related COC’s is no longer necessary for Artesian Water to meet the treatment levels that Artesian Water chooses to not exceed in water it distributes to the general public throughout its service territory to provide a margin of safety in complying with applicable drinking water standards.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that express our "belief," "anticipation" or "expectation," as well as other statements that are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding specific and overall impacts of the COVID-19 global pandemic on our financial condition and results of operations, our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, our expectation of the timing of decisions by regulatory authorities, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, our ability to adjust our debt level, interest rate, maturity schedule and structure, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, anticipated growth in our non-regulated division, the impact of recent acquisitions on our ability to expand and foster relationships, anticipated investments in certain of our facilities and systems and the sources of funding for such investments, and the sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A -Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2021, and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, failure to receive regulatory approval, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as a representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2022

OVERVIEW

Our profitability is primarily attributable to the sale of water. Gross water sales composed 80.2% of total operating revenues for the six months ended June 30, 2022.  Our profitability is also attributed to the various contract operations, water, sewer and internal SLP Plans, wastewater services and other services we provide.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. Our wastewater services, contract operations, SLP Plans and other services provide a revenue stream that is not affected by changes in weather patterns.
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

COVID-19 Pandemic

As of June 30, 2022, the Company’s financial results and business operations have not been materially adversely affected by the coronavirus, or COVID-19, outbreak, which was declared a pandemic in March 2020.  However, we have experienced delays in procuring some materials and supplies.  While we have been successful in managing these delays, there is no assurance that our future financial results or business operations will not be negatively affected.  The full impact of the COVID-19 outbreak continues to evolve as of the date of this report.  Management is actively monitoring the situation and impacts on its operations, suppliers, industry, and workforce.

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

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue.  As of June 30, 2022, the number of metered water customers in Delaware increased approximately 3.3% compared to June 30, 2021.  The number of metered water customers in Maryland increased approximately 2.0% compared to June 30, 2021.  The number of metered water customers in Pennsylvania remained consistent compared to June 30, 2021.  For the six months ended June 30, 2022, approximately 4.0 billion gallons of water were distributed in our Delaware systems and approximately 65.1 million gallons of water were distributed in our Maryland systems.

Wastewater Division

Artesian Wastewater owns wastewater collection and treatment infrastructure and began providing regulated wastewater services to customers in Delaware in July 2005.  Artesian Wastewater Maryland was incorporated on June 3, 2008 and is able to provide regulated wastewater services to customers in Maryland.  It is not currently providing these services in Maryland.  Our residential and commercial wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.  The number of Artesian’s Delaware wastewater customers more than doubled compared to June 30, 2021, following the acquisition of Tidewater Environmental Services, Inc., or TESI.  This acquisition agreement is discussed further in the “Strategic Direction” section below.

Non-Regulated Division

Artesian Utility provides contract water and wastewater operation services to private, municipal and governmental institutions.  Artesian Utility also offers three protection plans to customers, the WSLP Plan, the SSLP Plan, and the ISLP Plan.  SLP Plan customers are billed a flat monthly or quarterly rate, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  As of June 30, 2022, the eligible customers enrolled in the WSLP Plan, the SSLP Plan and the ISLP Plan increased 3.4%, 1.3% and 14.6%, respectively, compared to June 30, 2021.  The non-utility customers enrolled in one of our three protections plans increased 1.8%.

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

On May 26, 2022, Artesian Water completed its purchase of substantially all of the water operating assets from the Town of Clayton, or Clayton, a Delaware municipality located in Kent County, Delaware, including Clayton’s exclusive franchise territory and the right to provide water service to Clayton’s existing customers, or the Clayton Water System.  The total purchase price was $5.0 million, less the current payoff amount of secured debt or debt associated with the Clayton Water System.  This transfer of Clayton’s exclusive franchise territory was approved by the DEPSC on April 20, 2022.

In our regulated wastewater division, we foresee significant growth opportunities and will continue to seek strategic partnerships and relationships with developers and governmental agencies to complement existing agreements for the provision of wastewater service on the Delmarva Peninsula. There are numerous locations in Sussex County where Artesian Wastewater’s and Sussex County’s facilities are connected or integrated to allow for the movement and disposal of wastewater generated by one or the other’s system in a manner that most efficiently and cost effectively manages wastewater transmission, treatment and disposal.  In addition, Artesian Wastewater plans to utilize our larger regional wastewater facilities to expand service areas to new customers while transitioning our smaller treatment facilities into regional pump stations in order to gain additional efficiencies in the treatment and disposal of wastewater. We believe this will reduce operational costs at the smaller treatment facilities in the future because they will be converted from treatment and disposal plants to pump stations to assist with transitioning the flow of wastewater from one regional facility to another.  In addition, since closing the transaction with TESI noted below, Artesian’s Delaware wastewater subsidiaries are the sole regional regulated wastewater utilities in Delaware, which we believe will enable us to increase efficiencies in the treatment and disposal of wastewater and provide additional opportunities to expand our wastewater operations.

On January 14, 2022, Artesian Wastewater acquired TESI, a wholly-owned subsidiary of Middlesex Water Company, or Middlesex, that provides regulated wastewater services in Delaware.  Artesian Wastewater purchased all of the stock of TESI from Middlesex for $6.4 million in cash and other consideration, including, forgiveness of a $2.1 million note due from Middlesex.  This acquisition more than doubled the number of wastewater customers served by Artesian in Sussex County, Delaware and included all residents in the Town of Milton.

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

Results of Operations – Analysis of the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021.

Operating Revenues

Revenues totaled $25.0 million for the three months ended June 30, 2022, $2.5 million, or 11.3%, more than revenues for the three months ended June 30, 2021.  Other utility operating revenue increased approximately $1.9 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.  This increase is primarily due to an increase in wastewater revenue associated with industrial wastewater services that started in June 2021, residential customer growth resulting from the acquisition of TESI in January 2022 and organic residential customer growth.

Non-utility operating revenue increased approximately $1.0 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.  This increase is primarily due to an increase in contract service revenue related to a contract for the design and construction of wastewater infrastructure and an increase in Service Line Protection Plan revenue.

Water sales revenue decreased $0.4 million, or 1.8%, for the three months ended June 30, 2022 from the corresponding period in 2021, primarily due to a decrease in overall water consumption, partially offset by an increase in fixed fee revenue related to added customers.  We realized 78.9% and 89.4% of our total operating revenue for the three months ended June 30, 2022 and June 30, 2021, respectively, from the sale of water.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $1.5 million, or 12.8%, for the three months ended June 30, 2022, compared to the same period in 2021.  Non-utility operating expenses increased $1.0 million, utility operating expenses increased $0.4 million and property and other taxes increased $0.1 million.
Non-utility operating expenses increased $1.0 million primarily due to an increase in costs associated with the wastewater infrastructure design and construction contract and an increase in plumbing services related to Service Line Protection Plan repairs.

Utility operating expenses increased $0.4 million, or 4.2%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.  The net increase is primarily related to the following.

Repair and maintenance costs increased $0.4 million, primarily related to an increase in tank painting costs under contract, an increase in water and wastewater treatment costs, an increase in overall maintenance costs associated with the TESI acquisition and an increase in fuel costs.

Administrative costs increased $0.3 million, primarily due to an adjustment made in June 2021 to reduce the additional bad debt reserve from 2020 associated with the COVID-19 pandemic.
Payroll and employee benefit costs increased $0.2 million, primarily related to an increase in overall compensation.

Purchased power costs increased $0.1 million, primarily due to an increase in usage related to the additional operational costs associated with the TESI acquisition and upgraded wastewater treatment facilities, in addition to an increase in overall water operations.

Purchased water costs decreased $0.6 million, related to a decrease of water purchased under a new contract, effective January 2022, in which the minimum amount of water required to be purchased was reduced.

Property and other taxes increased $0.1 million, or 5.4%, primarily due to an increase in payroll taxes, related to increased payroll related expenses.  In addition, utility plant subject to taxation increased.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 53.5% for the three months ended June 30, 2022, compared to 52.8% for the three months ended June 30, 2021.

Depreciation and amortization expense increased $0.1 million, or 2.7%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense increased $0.2 million, or 11.9%, primarily due to higher pre-tax income in 2022 compared to 2021.

Interest Charges

Long-term debt interest increased $0.2 million, primarily related to an increase in long-term debt interest associated with the Series W First Mortgage Bond issued on April 29, 2022.

Net Income

Our net income applicable to common stock increased $0.5 million, or 12.0%.  Total operating revenues increased $2.5 million, mostly offset by a $1.9 million increase in total operating expenses and $0.2 million increase in interest charges.

Results of Operations – Analysis of the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021.

Operating Revenues

Revenues totaled $47.2 million for the six months ended June 30, 2022, $4.1 million, or 9.5%, more than revenues for the six months ended June 30, 2021. Other utility operating revenue increased approximately $3.0 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.  This increase is primarily due to an increase in wastewater revenue associated with residential customer growth resulting from the acquisition of TESI in January 2022, industrial wastewater services that started in June 2021, as well as organic residential customer growth.

Non-utility operating revenue increased approximately $1.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.  This increase is primarily due to an increase in contract service revenue related to a contract for the design and construction of wastewater infrastructure and an increase in Service Line Protection Plan revenue.

Water sales revenue remained consistent for the six months ended June 30, 2022 from the corresponding period in 2021.  Overall water consumption decreased, partially offset by an increase in fixed fee revenue related to added customers.  We realized 80.2% and 87.9% of our total operating revenue for the six months ended June 30, 2022 and June 30, 2021, respectively, from the sale of water.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $2.6 million, or 11.1%, for the six months ended June 30, 2022, compared to the same period in 2021.  Utility operating expenses increased $1.4 million, non-utility expenses increased $1.1 million and property and other taxes increased $0.1 million.

Utility operating expenses increased $1.4 million, or 7.3%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.  The net increase is primarily related to the following.

Repair and maintenance costs increased $1.0 million, related to an increase in maintenance costs primarily associated with water treatment facilities and equipment, including an increase in water treatment filter replacements, an increase in tank painting costs under contract, an increase in wastewater treatment costs and an increase in fuel costs.  In addition, overall maintenance costs increased related to the TESI acquisition.

Administrative costs increased $0.5 million, primarily due to an adjustment made in June 2021 to reduce the additional bad debt reserve from 2020 associated with the COVID-19 pandemic.  In addition, outside contract services for wastewater treatment associated with the TESI acquisition increased.

Payroll and employee benefit costs increased $0.5 million, primarily related to an increase in overall compensation.

Purchased power costs increased $0.2 million, primarily due to an increase in usage related to the additional operational costs associated with the TESI acquisition and upgraded wastewater treatment facilities, in addition to an increase in overall water operations.

Purchased water costs decreased $0.8 million, related to a decrease of water purchased under a new contract, effective January 2022, in which the minimum amount of water required to be purchased was reduced.

Non-utility operating expenses increased $1.1 million primarily due to an increase in costs associated with the wastewater infrastructure design and construction contract and an increase in plumbing services related to Service Line Protection Plan repairs.

Property and other taxes increased $0.1 million, or 5.5%, primarily due to an increase in payroll taxes, related to increased payroll related expenses.  In addition, utility plant subject to taxation increased.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 55.8% for the six months ended June 30, 2022, compared to 55.0% for the six months ended June 30, 2021.

Depreciation and amortization expense increased $0.1 million, or 2.5%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense increased $0.3 million, or 8.7%, primarily due to higher pre-tax income in 2022 compared to 2021.

Interest Charges

Long-term debt interest increased $0.2 million, primarily related to an increase in long-term debt interest associated with the Series W First Mortgage Bond issued on April 29, 2022.

Net Income

Our net income applicable to common stock increased $0.8 million, or 9.4%.  Total operating revenues increased $4.1 million, mostly offset by a $3.1 million increase in total operating expenses and $0.2 million increase in interest charges.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the six months ended June 30, 2022 were $13.6 million of cash provided by operating activities, $30.0 million principal amount from a new First Mortgage Series Bond issued in April 2022, $8.0 million in net contributions and advances from developers, and $0.9 million in net proceeds from the issuance of common stock.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.  We will continue to borrow on available lines of credit in order to satisfy current liquidity needs.  In addition, the Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.

Investment in Plant and Systems

The primary focus of our investments is to continue to provide high quality reliable service to our growing service territory.  Capital expenditures during the first six months of 2022 were $29.6 million compared to $19.4 million during the same period in 2021.  During the first six months of 2022, we continue to focus our investment through our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains, installation of new main, enhancing or improving existing treatment facilities and replacing aging wells and pumping equipment to better serve our customers.  In May 2022, we completed the purchase of substantially all of the water operating assets from the Town of Clayton.  We also continue to invest in wastewater projects, including the acquisition of TESI in January 2022.  Developers contributed $3.0 million of the total investment during the first six months of 2022.

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

Lines of Credit and Long-Term Debt

At June 30, 2022, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of June 30, 2022, there was $34.0 million of available funds under this line of credit.  The previous interest rate for borrowings under this line was the London Interbank Offered Rate, or LIBOR, plus 1.00%.  It is expected that the LIBOR rate for USD currency will be discontinued after June 30, 2023.  As a result effective May 20, 2022, this line of credit agreement was amended to replace LIBOR with the Daily Secured Overnight Financing Rate, or SOFR.  The interest rate is a one month SOFR plus 10 basis points, or Term SOFR, plus an applicable margin of 0.85%.  Term SOFR cannot be less than 0.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 21, 2023 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At June 30, 2022, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of June 30, 2022, there was $16.4 million of available funds under this line of credit.  The interest rate for borrowings under this line allows the Company to select either LIBOR plus 1.50% or a weekly variable rate established by CoBank; the Company has historically used the weekly variable interest rate.  The term of this line of credit expires on October 30, 2022. Artesian Water expects to renew this line of credit.

The Company’s material cash requirements include the following lines of credit commitments and contractual obligations:

Material Cash Requirements	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$7,924	$15,773	$15,569	$240,933	$280,289
State revolving fund loans (principal and interest)	820	1,483	1,116	4,057	7,476
Promissory note (principal and interest)	961	1,921	1,924	11,094	15,900
Asset purchase contractual obligation (principal and interest)	345	672	647	---	1,664
Lines of credit	9,580	---	---	---	9,580
Operating leases	24	48	49	1,330	1,451
Operating agreements	59	78	83	804	1,024
Unconditional purchase obligations	774	1,525	1,103	---	3,402
Tank painting contractual obligation	392	392	---	---	784
Total contractual cash obligations	$20,879	$21,892	$20,581	$258,218	$321,570

Artesian’s long-term debt agreements and revolving lines of credit contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guarantee certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business.  As of June 30, 2022, we were in compliance with these covenants.

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

On April 29, 2022, Artesian Water and CoBank entered into a Bond Purchase Agreement, or the Agreement, relating to the issue and sale by Artesian Water to CoBank of a $30 million principal amount First Mortgage Bond, Series W, or the Bond, due April 30, 2047, or the Maturity Date.  The Bond was issued pursuant to Artesian Water’s Indenture of Mortgage dated as of July 1, 1961, as amended and supplemented by supplemental indentures, including the Twenty-Fifth Supplemental Indenture dated as of April 29, 2022, or the Supplemental Indenture, from Artesian Water to Wilmington Trust Company, as Trustee.  The Supplemental Indenture is a first mortgage lien against substantially all of Artesian Water’s utility plant.  The proceeds from the sale of the Bond were used to pay down outstanding lines of credit of the Company and a loan payable to Artesian Resources, with any additional proceeds used to fund capital investments in Artesian Water.  The Delaware Public Service Commission approved the issuance of the Bond on April 20, 2022.  The Bond carries an annual interest rate of 4.43% through but excluding the Maturity Date.  Interest is payable on June 30th, September 30th, December 30th and March 30th in each year and on the Maturity Date, beginning June 30, 2022, until Artesian Water’s obligation with respect to the payment of principal, premium (if any) and interest shall be discharged.  Overdue payments shall bear interest as provided in the Supplemental Indenture. The term of the Bond also includes certain limitations on Artesian Water’s indebtedness.

On May 26, 2022, Artesian Water completed its purchase of substantially all of the water operating assets from the Town of Clayton, or Clayton.  The total purchase price was $5.0 million, less the current payoff amount of secured debt or debt associated with the water operating assets.  At closing, Artesian Water paid approximately $3.4 million of the total purchase price.  The remaining $1.6 million is payable in five equal annual installments on the anniversary date of the closing date.  Each annual installment is payable with interest an annual rate of 2.0%.

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

Payments for unconditional purchase obligations reflect minimum water purchase obligations based on rates that are subject to change under two interconnection agreements with the Chester Water Authority.  One agreement, that expired on December 31, 2021, had a “take or pay” clause requiring us to purchase 3 million gallons per day.  The other agreement is effective from January 1, 2022 through December 31, 2026, includes automatic five year renewal terms, unless terminated by either party, and has a “take or pay” clause which required us to purchase water on a step down schedule through July 5, 2022, and now requires us to purchase a minimum of 0.5 million gallons per day.  In addition, payments for unconditional purchase obligations reflect minimum water purchase obligations based on a contract rate under our interconnection agreement with the Town of North East, which expires June 26, 2024.

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

Information concerning our implementation and the impact of recent accounting pronouncements issued by the FASB is included in the notes to our 2021 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2021 and also in the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.  We did not adopt any accounting policy in the first six months of 2022 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds and the term of the promissory note, which have final maturity dates ranging from 2028 to 2049, and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit, with two banks, under which the interim bank loans payable at June 30, 2022 were approximately $9.6 million.  An increase in the variable interest rates will result in an increase in the cost of borrowing on these variable rate lines of credit.  Also, changes in SOFR could affect our operating results and liquidity.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing multi-year supply contracts at fixed prices.

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

On July 19, 2022, final judgment was entered by the United States District Court, or Court, for a Consent Decree between the Delaware Sand and Gravel Remedial Trust, or Trust, and the United States Environmental Protection Agency, or USEPA, that governs the implementation of Amendment No 2 to the USEPA’s 1988 Record of Decision for the Delaware Sand & Gravel Landfill Superfund Site, or Site, located in New Castle County, Delaware, issued on December 12, 2017, or ROD Amendment No. 2, confirming, among other things, the terms and conditions set forth in a Settlement Agreement upon which The Chemours Company FC, LLC, Hercules, LLC, Waste Management of Delaware, Inc., SC Holdings, Inc., Cytec Industries, Inc., Zeneca Inc., and Bayer CropScience Inc., collectively the Percentage Settlors, and the Trust, on one hand, and Artesian Water, on the other hand, have agreed to resolve certain of Artesian Water’s claims and issues relating to releases of contaminants from the Site.

ROD Amendment No. 2 sets forth the remedy for the contamination existing at and emanating from the Site, or the Remedy, to address a release of contaminants of concern and of emerging concern, or COC’s, from the Site into groundwater.  Artesian Water has found in groundwater that Artesian Water uses for public potable water supply certain COC’s that the Remedy is designed to address, as a result of which Artesian has incurred, and potentially will incur additional, capital and operating costs to treat the groundwater to meet applicable drinking water standards.  The Remedy includes requirements that are directly linked to Artesian’s continued operation of the treatment plant associated with groundwater around the Site.

As set forth in the Settlement Agreement, Artesian Water shall have access to financial assurances that the Percentage Settlors have provided, or will provide, to the USEPA in connection with the Consent Decree governing the implementation of the Remedy.  In addition, the Trust shall reimburse Artesian Water for past capital and operating costs, totaling approximately $10.0 million, with approximately $2.5 million due by August 18, 2022, within 30 days after the Court’s July 19, 2022 approval of the Consent Decree.  The remaining $7.5 million will be payable in three equal installments annually on the anniversary date of the Court’s approval of the Consent Decree.  In addition, the Trust shall reimburse Artesian Water for documented reasonable and necessary capital and operating costs after July 1, 2021 that Artesian Water incurs to treat Site-related COC’s. Any reimbursements Artesian Water receives from the Trust shall be subject to final determination by the DEPSC as to the appropriate regulatory rate-making treatment. The Trust’s reimbursement of such costs shall end if and when, based upon testing information from the Trust’s Remedy facilities and Artesian Water’s facilities, treatment of Site-related COC’s is no longer necessary for Artesian Water to meet the treatment levels that Artesian Water chooses to not exceed in water it distributes to the general public throughout its service territory to provide a margin of safety in complying with applicable drinking water standards.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit No.	Description

4.1	Twenty-Fifth Supplemental Indenture dated as of April 29, 2022, between Artesian Water Company, Inc. and Wilmington Trust Company, as trustee.

4.2	Bond Purchase Agreement, dated April 29, 2022, by and between Artesian Water Company, Inc., and CoBank, ACB.

10.1	Amendment to Asset Purchase Agreement, dated May 11, 2022, by and among Artesian Water Company, Inc. a Delaware corporation, and the Town of Clayton, a Delaware municipality.*

10.2
Settlement Agreement upon which The Chemours Company FC, LLC, Hercules, LLC, Waste Management of Delaware, Inc., SC Holdings, Inc., Cytec Industries, Inc., Zeneca Inc., and Bayer CropScience Inc., collectively the Percentage Settlors, and the Delaware Sand and Gravel Remedial Trust, on one hand, and Artesian Water Company, Inc., on the other hand, have agreed to resolve certain of Artesian Water’s claims and issues relating to releases of contaminants from the Delaware Sand & Gravel Landfill Superfund Site.*

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

101.BAL	Inline XBRL Condensed Consolidated Balance Sheets (unaudited)*
101.OPS	Inline XBRL Condensed Consolidated Statements of Operations (unaudited)*

101.CSH	Inline XBRL Condensed Consolidated Statements of Cash Flows (unaudited)*

101.NTS	Inline XBRL Notes to the Condensed Consolidated Financial Statements (unaudited)*

104	The cover page from Artesian Resources Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in Inline XBRL (contained in exhibit 101).*

*   Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: August 5, 2022	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: August 5, 2022	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial Officer)

*   Filed herewith
** Furnished herewith