Form 10-Q
period 2022-09-30
ARTESIAN RESOURCES CORP
filed 2022-11-04
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, 8,609,535 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	September 30, 2022	December 31, 2021
Utility plant, at original cost (less accumulated depreciation - 2022 - $169,474; 2021 - $159,385)	$655,960	$590,431
Current assets
Cash and cash equivalents	108	92
Accounts receivable (less allowance for doubtful accounts - 2022 - $486; 2021 - $429)	11,720	8,367
Income tax receivable	833	2,234
Unbilled operating revenues	1,992	1,080
Materials and supplies	2,505	1,933
Prepaid property taxes	3,021	2,306
Prepaid expenses and other	2,724	2,652
Total current assets	22,903	18,664
Other assets
Non-utility property (less accumulated depreciation - 2022 - $973; 2021 - $919)	3,756	3,751
Other deferred assets	10,548	5,097
Goodwill	2,983	—
Operating lease right of use assets	444	451
Total other assets	17,731	9,299
Regulatory assets, net	6,210	6,321
Total Assets	$702,804	$624,715

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$9,491	$9,414
Preferred stock	—	—
Additional paid-in capital	106,779	104,989
Retained earnings	71,603	63,607
Total stockholders' equity	187,873	178,010
Long-term debt, net of current portion	174,035	143,259
	361,908	321,269
Current liabilities
Lines of credit	9,400	26,703
Current portion of long-term debt	2,023	1,591
Accounts payable	9,083	10,206
Accrued expenses	4,140	4,038
Overdraft payable	129	30
Accrued interest	1,362	917
Income taxes payable	1,096	-
Customer and other deposits	2,478	2,273
Other	3,165	1,448
Total current liabilities	32,876	47,206

Commitments and contingencies

Deferred credits and other liabilities
Net advances for construction	3,963	4,295
Operating lease liabilities	439	440
Regulatory liabilities	31,550	21,260
Deferred investment tax credits	443	456
Deferred income taxes	54,894	53,133
Total deferred credits and other liabilities	91,289	79,584

Net contributions in aid of construction	216,731	176,656
Total Liabilities and Stockholders’ Equity	$702,804	$624,715
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenues
Water sales	$21,702	$21,279	$59,567	$59,187
Other utility operating revenue	2,841	2,177	8,281	4,566
Non-utility operating revenue	2,039	1,463	5,932	4,279
Total Operating Revenues	26,582	24,919	73,780	68,032

Operating expenses
Utility operating expenses	10,428	10,889	30,994	30,055
Non-utility operating expenses	1,570	979	4,418	2,756
Depreciation and amortization	3,210	2,969	9,350	8,958
State and federal income taxes	1,834	1,784	4,978	4,677
Property and other taxes	1,458	1,400	4,371	4,160
Total Operating Expenses	18,500	18,021	54,111	50,606

Operating income	8,082	6,898	19,669	17,426

Other income, net
Allowance for funds used during construction (AFUDC)	393	112	898	727
Miscellaneous (expense) income	(101)	(44)	1,311	1,299

Income before interest charges	8,374	6,966	21,878	19,452

Interest charges	2,230	1,910	6,205	5,685

Net income applicable to common stock	$6,144	$5,056	$15,673	$13,767

Income per common share:
Basic	$0.65	$0.54	$1.66	$1.47
Diluted	$0.65	$0.54	$1.65	$1.46

Weighted average common shares outstanding:
Basic	9,477	9,404	9,451	9,389
Diluted	9,492	9,432	9,473	9,421

Cash dividends per share of common stock	$0.2729	$0.2610	$0.8133	$0.7791

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,673	$13,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,350	8,958
Deferred income taxes, net	1,582	(2,426)
Stock compensation	162	142
AFUDC, equity portion	(612)	(491)

Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	(3,402)	570
Income tax receivable	1,401	569
Unbilled operating revenues	(547)	(493)
Materials and supplies	(572)	(131)
Income tax payable	1,096	1,660
Prepaid property taxes	(138)	(1,303)
Prepaid expenses and other	(62)	(213)
Other deferred assets	(5,477)	(393)
Regulatory assets	280	14
Regulatory liabilities	9,651	(426)
Accounts payable	(4,086)	(826)
Accrued expenses	(791)	(178)
Accrued interest	445	422
Deposits and other	1,097	459
NET CASH PROVIDED BY OPERATING ACTIVITIES	25,050	19,681

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(36,660)	(30,373)
Investment in acquisitions, net of cash acquired	(6,341)	—
Proceeds from sale of assets	49	88
NET CASH USED IN INVESTING ACTIVITIES	(42,952)	(30,285)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under lines of credit agreements	(17,303)	794
Increase in overdraft payable	99	328
Net advances and contributions in aid of construction	11,576	13,946
Net proceeds from issuance of common stock	1,705	1,133
Issuance of long-term debt	30,828	3,753
Dividends paid	(7,677)	(7,310)
Deferred debt issuance costs	(120)	(19)
Principal repayments of long-term debt	(1,190)	(1,439)
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,918	11,186

NET INCREASE IN CASH AND CASH EQUIVALENTS	16	582

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	92	28

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$108	$610

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
Unaudited
(In thousands)

Non-cash Investing and Financing Activity:
Utility plant received as construction advances and contributions	$4,407	$2,799
Dividends declared but not paid	—	2,516
Change in amounts included in accounts payable and accrued payables related to capital expenditures	1,574	(670)

Supplemental Disclosures of Cash Flow Information:
Interest paid	$5,760	$5,263
Income taxes paid	$1,431	$5,179

Preliminary purchase price allocation of investment in acquisitions:
Utility plant	$34,234	$—
Cash	280	—
Goodwill	2,983	—
Other assets	1,033	—
Total assets	38,530	—
Less:
Liabilities	3,852	—
Future contractual obligation payable to seller	1,569	—
Contributions in aid of construction	26,488	—
Cash paid for acquisitions	6,621	—
Cash received from acquisitions	280	—
Net cash paid for acquisitions	$6,341	$—

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Unaudited
(In thousands)

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2020	8,475	882	$8,475	$882	$103,463	$56,606	$169,426
Net income	—	—	—	—	—	4,206	4,206
Cash dividends declared
Common stock	—	—	—	—	—	(2,406)	(2,406)
Issuance of common stock
Dividend reinvestment plan	3	—	3	—	95	—	98
Employee stock options and awards(4)	22	—	22	—	438	—	460
Employee Retirement Plan(3)	2	—	2	—	84	—	86
Balance as of March 31, 2021	8,502	882	8,502	882	104,080	58,406	171,870
Net income	—	—	—	—	—	4,505	4,505
Cash dividends declared
Common stock	—	—	—	—	—	(4,904)	(4,904)
Issuance of common stock
Dividend reinvestment plan	2	—	2	—	103	—	105
Employee stock options and awards(4)	11	—	11	—	165	—	176
Employee Retirement Plan(3)	3	—	3	—	105	—	108
Balance as of June 30, 2021	8,518	882	8,518	882	104,453	58,007	171,860
Net income	—	—	—	—	—	5,056	5,056
Cash dividends declared
Common stock	—	—	—	—	—	(2,516)	(2,516)
Issuance of common stock
Dividend reinvestment plan	3	—	3	—	94	—	97
Employee stock options and awards(4)	1	—	1	—	49	—	50
Employee Retirement Plan(3)	2	—	2	—	93	—	95
Balance as of September 30, 2021	8,524	882	8,524	882	104,689	60,547	174,642

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2021	8,532	882	$8,532	$882	$104,989	$63,607	$178,010
Net income	—	—	—	—	—	4,483	4,483
Cash dividends declared
Common stock	—	—	—	—	—	(2,518)	(2,518)
Issuance of common stock
Dividend reinvestment plan	2	—	2	—	87	—	89
Employee stock options and awards(4)	22	—	22	—	475	—	497
Employee Retirement Plan(3)	0	—	0	—	0	—	0
Balance as of March 31, 2022	8,556	882	8,556	882	105,551	65,572	180,561
Net income	—	—	—	—	—	5,046	5,046
Cash dividends declared
Common stock	—	—	—	—	—	(5,159)	(5,159)
Issuance of common stock
Dividend reinvestment plan	2	—	2	—	97	—	99
Employee stock options and awards(4)	19	—	19	—	336	—	355
Employee Retirement Plan(3)	0	—	0	—	0	—	0
Balance as of June 30, 2022	8,577	882	8,577	882	105,984	65,459	180,902
Net income	—	—	—	—	—	6,144	6,144
Cash dividends declared
Common stock	—	—	—	—	—	—	—
Issuance of common stock
Dividend reinvestment plan	2	—	2	—	88	—	90
Employee stock options and awards(4)	30	—	30	—	707	—	737
Employee Retirement Plan(3)	—	—	—	—	—	—	—
Balance as of September 30, 2022	8,609	882	8,609	882	106,779	71,603	187,873

(1)
At September 30, 2022 and September 30, 2021, Class A Common Stock had 15,000,000 shares authorized.  For the same periods, shares issued, inclusive of treasury shares, were 8,638,474 and 8,553,070, respectively.

(2)	At September 30, 2022 and September 30, 2021, Class B Common Stock had 1,040,000 shares authorized and 881,452 shares issued.
(3)	Artesian Resources Corporation registered 200,000 shares of Class A Common Stock, subsequently adjusted for stock splits, available for purchase through the Company’s 401(k) retirement plan.
(4)
Under the Equity Compensation Plan, effective December 9, 2015, or the 2015 Plan, Artesian Resources Corporation authorized up to 331,500 shares of Class A Common Stock for issuance of grants in the form of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the 2015 Plan. Includes stock compensation expense for September 30, 2022, and September 30, 2021, see Note 6-Stock Compensation Plans.

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

Artesian Utility was formed in 1996 and designs and builds water and wastewater infrastructure and provides contract water and wastewater operation services on the Delmarva Peninsula to private, municipal and governmental institutions.  Artesian Utility also evaluates land parcels, provides recommendations to developers on the size of water or wastewater facilities and the type of technology that should be used for treatment at such facilities, and operates water and wastewater facilities in Delaware for municipal and governmental agencies.  Artesian Utility also contracts with developers and government agencies for design and construction of wastewater infrastructure throughout the Delmarva Peninsula.  In addition, as further discussed below, Artesian Utility operates the Water Service Line Protection Plan, or WSLP Plan, the Sewer Service Line Protection Plan, or SSLP Plan, and the Internal Service Line Protection Plan, or ISLP Plan (collectively, SLP Plans).

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

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company's balance sheet position as of September 30, 2022, the results of its operations for the three and nine-month periods ended September 30, 2022 and September 30, 2021, its cash flows for the nine-month periods ended September 30, 2022 and September 30, 2021 and the changes in stockholders’ equity for the three and nine-month periods ended September 30, 2022 and September 30, 2021.  The December 31, 2021 Condensed Consolidated Balance Sheet was derived from the Company’s December 31, 2021 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.

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

All additions to utility plant are recorded at cost.  Business combinations pursuant to ASC Topic 805 may result in a purchase price allocation and the acquired assets are required to be evaluated by the applicable regulatory agency.  Artesian Wastewater acquired TESI in January 2022 and Artesian Water purchased substantially all of the water operating assets from the Town of Clayton in May 2022. As of September 30, 2022, the fair value determination for TESI is finalized, with the exception of deferred income taxes, which is still preliminary but expected to be complete by December 31, 2022.  The fair value for deferred income taxes affects both goodwill and deferred income taxes.  As of September 30, 2022, The town of Clayton transaction is preliminary.  Management’s preliminary determination of fair value of the tangible assets acquired using the cost method requires management to make significant estimates and assumptions related to economic lives of the assets, replacement costs, and physical characteristics of the tangible assets acquired.  A third-party valuation specialist is assisting with the valuation of the assets acquired.  The purchase price allocation for the Town of Clayton is expected to be finalized once the valuation of assets acquired has been completed, no later than one year after the acquisition date.

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

Artesian generates design and installation revenue for services related to the design and construction of wastewater infrastructure for a state agency under contract.  We recognize revenue from these services over time as services are performed using the percentage-of-completion method based on an input method of incurred costs (cost-to-cost).  These services are invoiced at the end of every month based on incurred costs to date.  As of September 30, 2022, there is no associated contract asset or liability.  There is no allowance for doubtful accounts or bad debt expense associated with this revenue.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by service type; all revenues are generated within a similar geographical location:
(in thousands)	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Tariff Revenue
Consumption charges	$13,927	$13,595	$36,676	$36,672
Fixed fees	7,924	7,112	23,452	20,983
Service charges	156	130	449	450
DSIC	1,406	1,387	3,870	3,876
Metered wastewater services	193	—	462	—
Industrial wastewater services	467	497	1,295	118
Total Tariff Revenue	$24,073	$22,721	$66,204	$62,099

Non-Tariff Revenue
Service line protection plans	$1,224	$1,181	$3,662	$3,411
Contract operations	238	210	691	658
Design and installation	621	139	1,723	351
Inspection fees	127	108	234	244
Total Non-Tariff Revenue	$2,210	$1,638	$6,310	$4,664
Other Operating Revenue	$299	$560	$1,266	$1,269
Total Operating Revenue	$26,582	$24,919	$73,780	$68,032

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	September 30, 2022	December 31, 2021

Contract Assets – Tariff	$3,009	$2,144

Deferred Revenue
Deferred Revenue – Tariff	$1,196	$1,227
Deferred Revenue – Non-Tariff	399	287
Total Deferred Revenue	$1,595	$1,514

For the nine months ended September 30, 2022, the Company recognized revenue of $1.2 million from amounts that were included in Deferred Revenue – Tariff at the beginning of the year and revenue of $0.3 million from amounts that were included in Deferred Revenue – Non- Tariff at the beginning of the year.

The changes in Contract Assets and Deferred Revenue are primarily due to normal timing differences between our performance and customer payments.

Remaining Performance Obligations

As of September 30, 2022 and December 31, 2021, Deferred Revenue – Tariff is recorded net of contract assets within Unbilled operating revenues and represents our remaining performance obligations for our fixed fee water and wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of September 30, 2022 and December 31, 2021, Deferred Revenue – Non-Tariff is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services, wastewater inspections and one operation contract, which are expected to be satisfied and associated revenue recognized within the next three months, one year and seven years for the SLP Plan revenue, inspection fee revenue and contract operations revenue, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the invoiced amounts. As set forth in a settlement agreement, Artesian Water will receive reimbursements from the Delaware Sand and Gravel Remedial Trust, or Trust, for Artesian Water’s past capital and operating costs, totaling approximately $10.0 million, related to the treatment costs associated with the release of contaminants from the Delaware Sand & Gravel Landfill Superfund Site, or Site, in groundwater that Artesian Water uses for public potable water supply.  Approximately $2.5 million was paid in August 2022.  The remaining $7.5 million is due in three equal installments no later than August of each year from 2023 through 2025.  An allowance for doubtful accounts is calculated as a percentage of total associated revenues based upon historical trends and adjusted for current conditions.  We mitigate our exposure to credit losses by discontinuing services in the event of non-payment; accordingly, the related allowance for doubtful accounts and associated bad debt expense has not been significant.  The following table summarizes the changes in the Company’s accounts receivable balance:

	September 30,	December 31,
In thousands	2022	2021

Customer accounts receivable – water	$7,110	$5,986
Customer accounts receivable – wastewater	470	1,326
Settlement agreement receivable	7,510	—
Miscellaneous accounts receivable	329	202
Developer receivable	1,778	1,282
	17,197	8,796
Less: Long-term portion of settlement agreement receivable (included in other deferred assets)	4,991	—
Less allowance for doubtful accounts	486	429
Net accounts receivable	$11,720	$8,367

NOTE 5 – LEASES

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

Rent expense for all operating leases except those with terms of 12 months or less comprises:

	(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Minimum rentals	$21	$24	$30	$38
Contingent rentals	—	—	—	—

	$21	$24	$30	$38

Supplemental cash flow information related to leases is as follows:

	(in thousands)
	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30	$38
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$444	$444

Supplemental balance sheet information related to leases is as follows:

	(in thousands, except lease term and discount rate)
	September 30, 2022	December 31, 2021

Operating Leases:
Operating lease right-of-use assets	$444	$451

Other current liabilities	$2	6
Operating lease liabilities	439	440
Total operating lease liabilities	$441	$446

Weighted Average Remaining Lease Term
Operating leases	61 years	61 years
Weighted Average Discount Rate
Operating leases	5.0%	5.0%

Maturities of operating lease liabilities that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2022 are as follows:

(in thousands)
Operating Leases
Year
2023	$24
2024	24
2025	24
2026	24
2027	25
Thereafter	1,328
Total undiscounted lease payments	$1,449
Less effects of discounting	(1,008)
Total lease liabilities recognized	$441

As of September 30, 2022, we have not entered into operating or finance leases that will commence at a future date.

NOTE 6 – STOCK COMPENSATION PLANS

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

Compensation expense, for the three and nine months ended September 30, 2022 of approximately $57,000 and $162,000, respectively, was recorded for restricted stock awards issued in May 2021 and May 2022.   Compensation expense, for the three and nine months ended September 30, 2021 of approximately $51,000 and $142,000, respectively, was recorded for restricted stock awards issued in May 2020 and May 2021.  Costs were determined based on the fair value on the dates of the awards and those costs were charged to income over the service periods associated with the awards.

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

The following summary reflects changes in the shares of Class A Stock underlying options and restricted stock awards for the nine months ended September 30, 2022:

	Options				Restricted Awards
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)	Outstanding Restricted Stock Awards	Weighted Average Grant Date FairValue
Plan options/restricted stock awards
Outstanding at January 1, 2022	83,000	$21.65		$2,048	5,000	$40.11
Granted	—	—		—	5,000	45.58
Exercised/vested and released	(66,104)	21.65		1,894	(5,000)	40.11
Expired/cancelled	—	—		—	—	—
Outstanding at September 30, 2022	16,896	$21.86	1.602	$444	5,000	$45.58

Exercisable/vested at September 30, 2022	16,896	$21.86	1.602	$444	—	—

The total intrinsic value of options exercised during the nine months ended September 30, 2022 was approximately $1,894,000.

There were no unvested option shares outstanding under the 2015 Plan during the nine months ended September 30, 2022.

As of September 30, 2022, there were no unrecognized expenses related to non-vested option shares granted under the 2015 Plan.

As of September 30, 2022, there was $134,000 total unrecognized expenses related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.59 years, the remaining vesting period for the restricted stock awards.

NOTE 7 – OTHER DEFERRED ASSETS

The investment in CoBank, which is a cooperative bank, is related to certain outstanding First Mortgage Bonds and is a required investment in the bank based on the underlying long-term debt agreements. The settlement agreement receivable is related to the long-term portion of reimbursements due in years 2024 and 2025 as further discussed in Note 4-Accounts Receivable.

In thousands	September 30, 2022	December 31, 2021

Investment in CoBank	$5,351	$4,850
Settlement agreement receivable-long term	4,991	—
Other deferred assets	206	247
	$10,548	$5,097

NOTE 8 - REGULATORY ASSETS

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

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Deferred contract costs and other	5
Rate case studies	5
Delaware rate proceedings	2.5
Maryland rate proceedings	5
Debt related costs	15 to 30 (based on term of related debt)
Goodwill (resulting from acquisition of Mountain Hill Water Company in 2008)	50
Deferred acquisition costs (resulting from purchase of water assets in Cecil County, Maryland in 2011 and Port Deposit, Maryland in 2010)	20
Franchise Costs (resulting from purchase of water assets in Cecil County, Maryland in 2011)	80

Regulatory assets, net of amortization, comprise:
	(in thousands)
	September 30, 2022	December 31, 2021

Deferred income taxes	$470	$355
Deferred contract costs and other	243	288
Debt related costs	4,757	4,902
Goodwill	268	273
Deferred acquisition and franchise costs	472	503
	$6,210	$6,321

NOTE 9 – REGULATORY LIABILITIES

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

Deferred settlement refunds consist of reimbursements from the Delaware Sand and Gravel Remedial Trust for Artesian Water’s past capital and operating costs, totaling approximately $10.0 million, related to the treatment costs associated with the release of contaminants from the Delaware Sand & Gravel Landfill Superfund Site in groundwater that Artesian Water uses for public potable water supply, pursuant to the Settlement Agreement.  Approximately $2.5 million was paid in August 2022.  The remaining $7.5 million is due in three equal installments no later than August of each year from 2023 through 2025.  Artesian Water received approval from the DEPSC in October 2022 to refund to its customers these reimbursements for past capital and operating costs.  The refund for the reimbursements will be applied to current and future customer bills in annual installments, with the first refund occurring in October 2022, and future customer refunds occurring no later than August of each year from 2023 through 2025.  The amount of the credit will be calculated by dividing the amount of the reimbursement by the number of eligible customers.  Artesian Water will record 2022 and future recovery of capital expenditures as Contributions in Aid of Construction and will record expense recovery as an offset to operations and maintenance expense, with the intention that those recoveries will then be available for inclusion and consideration in any future rate applications.  For a full discussion of the Settlement Agreement, refer to Part II – Other Information – Item 1 – Legal Proceedings.

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

Regulatory liabilities comprise:
	(in thousands)
	September 30, 2022	December 31, 2021

Utility plant retirement cost obligation	$156	$149
Deferred settlement refunds	10,042	—
Deferred income taxes (related to TCJA)	21,352	21,111
	$31,550	$21,260

NOTE 10 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards.

The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Weighted average common shares outstanding during the period for Basic computation	9,477	9,404	9,451	9,389
Dilutive effect of employee stock options and awards	15	28	22	32

Weighted average common shares outstanding during the period for Diluted computation	9,492	9,432	9,473	9,421

For the three and nine months ended September 30, 2022 and 2021, no shares of restricted stock awards were excluded from the calculations of diluted net income per share.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Common Stock, or Class B Stock. As of September 30, 2022, 8,609,497 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of September 30, 2021, 8,524,093 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share.

Equity per common share was $19.88 and $18.94 at September 30, 2022 and December 31, 2021, respectively. These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on September 30, 2022 and December 31, 2021, respectively.

NOTE 11 - REGULATORY PROCEEDINGS

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

The rate reflects the eligible plant improvements installed through April 30, 2019.  The January 1, 2021 rate currently remains in effect and is subject to periodic audit by the DEPSC. For the three and nine months ended September 30, 2022, we earned approximately $1.4 million and $3.9 million in DSIC revenue, respectively.  For the three and nine months ended September 30, 2021, we earned approximately $1.4 million and $3.9 million in DSIC revenue, respectively.

NOTE 12 – INCOME TAXES

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

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known.  The statute of limitations for the 2017 tax returns lapsed during the fourth quarter of 2021, which resulted in the reversal of the reserve in the amount of approximately $26,000.  The statute of limitations for the 2018 tax returns lapsed during the third quarter of 2022, which resulted in the reversal of the reserve in the amount of approximately $212,000.  The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense.  During the third quarter, the Company has reversed approximately $10,000 in penalties and interest for the nine months ended September 30, 2022 leaving a zero balance. The Company remains subject to examination by federal and state authorities for the tax years 2019 through 2021.

Investment tax credits were deferred through 1986 and are recognized as a reduction of deferred income tax expense over the estimated economic useful lives of the related assets.

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Current Assets and Liabilities

For those current assets and liabilities that are considered financial instruments, the carrying amounts approximate fair value because of the short maturity of those instruments.

All of Artesian Resources’ outstanding long-term debt as of September 30, 2022 and December 31, 2021 was fixed-rate.  The fair value of the Company’s long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  Level 2 is valued using observable inputs other than quoted prices.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt (including current portion) are shown below:

In thousands
	September 30, 2022	December 31, 2021
Carrying amount	$176,058	$144,850
Estimated fair value	$153,174	$163,182

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

NOTE 14 – RELATED PARTY TRANSACTIONS

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

NOTE 15 – BUSINESS COMBINATIONS

As part of the Company’s growth strategy, on January 14, 2022 Artesian Wastewater completed its agreement to acquire TESI, which provides regulated wastewater services in Delaware.  Artesian Wastewater purchased all of the stock of TESI from Middlesex Water Company for $6.4 million in cash and other consideration, including forgiveness of a $2.1 million note due from Middlesex, consisting of $3.1 million paid at closing. This acquisition more than doubled the number of wastewater customers served by Artesian in Sussex County, Delaware.  The acquisition is being accounted for as a business combination under ASC Topic 805, “Business Combinations.” The purchase price allocation is primarily attributed to intangible assets and utility plant assets acquired and liabilities assumed based on their respective estimated fair values.  The acquisition method of accounting requires, among other things, that assets acquired, and liabilities assumed in a business purchase combination be recognized at their fair values as of the acquisition date.  The Company utilized a third-party valuation firm to assist with the fair value of the assets acquired. The fair value determination is now finalized, with the exception of deferred income taxes, which is still preliminary but expected to be complete by December 31, 2022.  The fair value for deferred income taxes affects both goodwill and deferred income taxes.  A combination of methods was used to determine the reasonableness of the purchase price: the cost approach and the comparative sales (market) approach.  Given the majority of the net assets acquired were tangible utility plant assets and related contributions in aid of construction, the Company primarily utilized the cost approach to record the fair value of the assets as well as some of the assumed liabilities.  This approach values the underlying assets to derive market value based on the estimated replacement cost, adjusted for depreciation.  Real property was valued using the comparative sales approach.  Goodwill was recognized primarily as a result of expected synergies of operations and interconnections to our existing utility plant infrastructure.  Any goodwill as a result of the transaction is not expected to be deductible for tax purposes.

The TESI acquisition was approved by the DEPSC on October 27, 2021, subject to the DEPSC determining the appropriate ratemaking treatment of the acquisition price and the assets acquired in Artesian Wastewater’s next base rate case.

The Company reflected revenue of $0.8 million and $2.2 million for the three and nine months ended September 30, 2022, respectively, in its condensed consolidated statement of operations related to the acquisition.  The pro forma revenue for the three and nine months ended September 30, 2022 is estimated to be approximately $0.8 million and $2.2 million, respectively.  The Company anticipates the pro forma effects of revenue for the three and nine months ended September 30, 2021 to be approximately the same given there has not been any changes in the rates.  The pro forma information is not necessarily indicative of the Company’s future results.  Any pro forma effects of earnings is not practicable, as we continue to integrate TESI operations and adjust the operating cost structure as it relates to operating expenses reflective of synergies of the combined operations, and therefore would not present an accurate comparison.

The table below sets forth the purchase price allocation of this acquisition as of September 30, 2022.  The fair value determination is now finalized, with the exception of deferred income taxes, which is still preliminary but expected to be complete by December 31, 2022.  The fair value for deferred income taxes affects both goodwill and deferred income taxes, which is included in the liability amount below.

(In thousands)
TESI
Utility plant	$25,354
Cash	280
Goodwill	2,983
Other assets	1,033
Total assets	29,650
Less: Liabilities and contributions in aid of construction (CIAC)
Liabilities	3,852
CIAC	22,676
Net cash purchase price	$3,122

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

This transfer of Clayton’s exclusive franchise territory was approved by the DEPSC on April 20, 2022.  The DEPSC will determine the appropriate ratemaking treatment of the acquisition price and the assets acquired in Artesian Water’s next base rate case.  The pro forma effects of the business acquired are not material to the Company’s financial position or results of operations based on estimated annual revenue of approximately $0.5 million related to customers acquired.

NOTE 16 – GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water utility service to customers within their established service territory in all three counties of Delaware and in portions of Maryland and Pennsylvania, pursuant to rates filed with and approved by the DEPSC, the MDPSC and the PAPUC.  As of September 30, 2022, Artesian Water was serving approximately 94,400 customers, Artesian Water Maryland was serving approximately 2,600 customers and Artesian Water Pennsylvania was serving approximately 40 customers.

Artesian Wastewater and TESI provide wastewater utility service to customers within their established service territory in Sussex County, Delaware pursuant to rates filed with and approved by the DEPSC. The number of wastewater customers served more than doubled following the acquisition of TESI in January 2022.  As of September 30, 2022, Artesian Wastewater combined with TESI were serving approximately 7,400 customers, including one large industrial customer.

NOTE 17 – IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

There was no new guidance issued by the FASB during the nine months ended September 30, 2022 that is applicable to the Company.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that express our "belief," "anticipation" or "expectation," as well as other statements that are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding specific and overall impacts of the COVID-19 global pandemic on our financial condition and results of operations, our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, our expectation of the timing of decisions by regulatory authorities, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, our ability to adjust our debt level, interest rate, maturity schedule and structure, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, anticipated growth in our non-regulated division, the impact of recent acquisitions on our ability to expand and foster relationships, anticipated investments in certain of our facilities and systems and the sources of funding for such investments, and the sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A -Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2021, and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, failure to receive regulatory approval, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as a representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2022

OVERVIEW

Our profitability is primarily attributable to the sale of water. Gross water sales composed 80.7% of total operating revenues for the nine months ended September 30, 2022.  Our profitability is also attributed to the various contract operations, water, sewer and internal SLP Plans, wastewater services and other services we provide.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe the effects of weather are short term and do not materially affect the execution of our strategic initiatives. Our wastewater services, contract operations, SLP Plans and other services provide a revenue stream that is not affected by changes in weather patterns.

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

COVID-19 Pandemic

As of September 30, 2022, the Company’s financial results and business operations have not been materially adversely affected by the coronavirus, or COVID-19, outbreak, which was declared a pandemic in March 2020.  However, we have experienced delays in procuring some materials and supplies.  While we have been successful in managing these delays, there is no assurance that our future financial results or business operations will not be negatively affected.  The full impact of the COVID-19 outbreak continues to evolve as of the date of this report.  Management is actively monitoring the situation and impacts on its operations, suppliers, industry, and workforce.

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

Water Division

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue.  As of September 30, 2022, the number of metered water customers in Delaware increased approximately 3.4% compared to September 30, 2021.  The number of metered water customers in Maryland increased approximately 1.8% compared to September 30, 2021.  The number of metered water customers in Pennsylvania remained consistent compared to September 30, 2021.  For the nine months ended September 30, 2022, approximately 6.5 billion gallons of water were distributed in our Delaware systems and approximately 103.7 million gallons of water were distributed in our Maryland systems.

Wastewater Division

Artesian Wastewater owns wastewater collection and treatment infrastructure and began providing regulated wastewater services to customers in Delaware in July 2005.  Artesian Wastewater Maryland was incorporated on June 3, 2008 and is able to provide regulated wastewater services to customers in Maryland.  It is not currently providing these services in Maryland.  Our residential and commercial wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.  The number of Artesian’s Delaware wastewater customers more than doubled compared to September 30, 2021, following the acquisition of Tidewater Environmental Services, Inc., or TESI.  This acquisition agreement is discussed further in the “Strategic Direction” section below.

Non-Regulated Division

Artesian Utility provides contract water and wastewater operation services to private, municipal and governmental institutions.  Artesian Utility also offers three protection plans to customers, the WSLP Plan, the SSLP Plan, and the ISLP Plan.  SLP Plan customers are billed a flat monthly or quarterly rate, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  As of September 30, 2022, the eligible customers enrolled in the WSLP Plan, the SSLP Plan and the ISLP Plan increased 3.8%, 1.4% and 13.5%, respectively, compared to September 30, 2021.  The non-utility customers enrolled in one of our three protections plans increased 2.6%.

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

Results of Operations – Analysis of the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021.

Operating Revenues

Revenues totaled $26.6 million for the three months ended September 30, 2022, $1.7 million, or 6.7%, more than revenues for the three months ended September 30, 2021.  Other utility operating revenue increased approximately $0.7 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.  This increase is primarily due to an increase in wastewater revenue associated with residential customer growth resulting from the acquisition of TESI in January 2022 and organic residential customer growth.

Non-utility operating revenue increased approximately $0.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.  This increase is primarily due to an increase in contract service revenue mostly related to a contract for the design and construction of wastewater infrastructure and an increase in Service Line Protection Plan revenue.

Water sales revenue increased $0.4 million, or 2.0%, for the three months ended September 30, 2022 from the corresponding period in 2021, primarily due to an increase in overall water consumption revenue and an increase in fixed fee revenue related to added customers.  We realized 81.6% and 85.4% of our total operating revenue for the three months ended September 30, 2022 and September 30, 2021, respectively, from the sale of water.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.2 million, or 1.4%, for the three months ended September 30, 2022, compared to the same period in 2021.  Non-utility operating expenses increased $0.6 million, while utility operating expenses decreased $0.5 million.

Non-utility operating expenses increased $0.6 million primarily due to an increase in costs associated with the wastewater infrastructure design and construction contract and an increase in plumbing services related to Service Line Protection Plan repairs.

Utility operating expenses decreased $0.5 million, or 4.2%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.  The net decrease is primarily related to the following.

Purchased water costs decreased $0.8 million, related to a decrease of water purchased under a new contract, effective January 2022, in which the minimum amount of water required to be purchased was reduced.

Repair and maintenance costs decreased $0.2 million, primarily due to reimbursements received from the Delaware Sand and Gravel Remedial Trust for Artesian Water’s operating costs related to certain treatment costs pursuant to a settlement agreement.

Water treatment costs increased $0.3 million, primarily related to an increase in the cost and usage of water and wastewater treatment chemicals and an increase in water treatment testing costs.

Purchased power costs increased $0.1 million, primarily due to an increase in usage related to the additional operational costs associated with the TESI acquisition and upgraded wastewater treatment facilities, in addition to an increase in overall water operations.

Administrative costs increased $0.1 million, primarily related to an increase in outside contract services for wastewater treatment and station maintenance associated with the TESI acquisition.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 50.6% for the three months ended September 30, 2022, compared to 53.2% for the three months ended September 30, 2021.

Depreciation and amortization expense increased $0.2 million, or 8.1%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense increased $50,000, or 2.8%, primarily due to higher pre-tax income in 2022 compared to 2021, partially offset by a decrease related to stock options exercised.

Other Income, Net

Other income, net increased $0.2 million, primarily due to a $0.3 million increase in Allowance for funds used during construction, or AFUDC, as a result of higher long-term construction activity subject to AFUDC for the three months ended September 30, 2022 compared to the same period in 2021.

Interest Charges

Long-term debt interest increased $0.3 million, primarily related to an increase in long-term debt interest associated with the Series W First Mortgage Bond issued on April 29, 2022.

Net Income

Our net income applicable to common stock increased $1.1 million, or 21.5%.  Total operating revenues increased $1.7 million and AFUDC increased $0.3 million, partially offset by a $0.5 million increase in total operating expenses and $0.3 million increase in interest charges.
Results of Operations – Analysis of the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021.

Operating Revenues

Revenues totaled $73.8 million for the nine months ended September 30, 2022, $5.7 million, or 8.4%, more than revenues for the nine months ended September 30, 2021. Other utility operating revenue increased approximately $3.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.  This increase is primarily due to an increase in wastewater revenue associated with residential customer growth resulting from the acquisition of TESI in January 2022, industrial wastewater services that started in June 2021, as well as organic residential customer growth.

Non-utility operating revenue increased approximately $1.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.  This increase is primarily due to an increase in contract service revenue related to a contract for the design and construction of wastewater infrastructure and an increase in Service Line Protection Plan revenue.

Water sales revenue increased approximately $0.4 million, or 0.6%, for the nine months ended September 30, 2022 from the corresponding period in 2021, primarily due to an increase in fixed fee revenue related to added customers and a slight increase in overall water consumption revenue.  We realized 80.7% and 87.0% of our total operating revenue for the nine months ended September 30, 2022 and September 30, 2021, respectively, from the sale of water.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $2.8 million, or 7.6%, for the nine months ended September 30, 2022, compared to the same period in 2021.  Non-utility operating expenses increased $1.7 million, utility operating expenses increased $0.9 million, and property and other taxes increased $0.2 million.

Non-utility operating expenses increased $1.7 million primarily due to an increase in costs associated with the wastewater infrastructure design and construction contract and an increase in plumbing services related to Service Line Protection Plan repairs.

Utility operating expenses increased $0.9 million, or 3.1%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.  The net increase is primarily related to the following.

Administrative costs increased $0.6 million, primarily due to an adjustment made in June 2021 to reduce the additional bad debt reserve from 2020 associated with the COVID-19 pandemic.  In addition, outside contract services for wastewater treatment and station maintenance associated with the TESI acquisition increased.

Repair and maintenance costs increased $0.7 million, related to an increase in maintenance costs primarily associated with water treatment facilities and equipment, including tank painting, water treatment filter replacements, wastewater treatment and fuel.  In addition, overall maintenance costs increased related to the TESI acquisition.  This increase in repair and maintenance costs is partially offset reimbursements from the Delaware Sand and Gravel Remedial Trust for Artesian Water’s operating costs related to certain treatment costs pursuant to a settlement agreement.

Payroll and employee benefit costs increased $0.5 million, primarily related to an increase in overall compensation.
Water treatment costs increased $0.5 million, primarily related to an increase in the cost and usage of water and wastewater treatment chemicals and an increase water treatment testing costs.

Purchased power costs increased $0.3 million, primarily due to an increase in usage related to the additional operational costs associated with the TESI acquisition and upgraded wastewater treatment facilities, in addition to an increase in overall water operations.

Purchased water costs decreased $1.7 million, related to a decrease of water purchased under a new contract, effective January 2022, in which the minimum amount of water required to be purchased was reduced.

Property and other taxes increased $0.2 million, or 5.1%, primarily due to an increase in payroll taxes, related to increased payroll related expenses and an increase in utility plant subject to taxation.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 53.9% for the nine months ended September 30, 2022, compared to 54.3% for the nine months ended September 30, 2021.

Depreciation and amortization expense increased $0.4 million, or 4.4%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense increased $0.3 million, or 6.4%, primarily due to higher pre-tax income in 2022 compared to 2021, partially offset by a decrease related to stock options exercised.

Other Income, Net

Other income, net increased $0.2 million, primarily due to a $0.2 million increase in AFUDC, as a result of higher long-term construction activity subject to AFUDC for the nine months ended September 30, 2022 compared to the same period in 2021.

Interest Charges

Long-term debt interest increased $0.5 million, primarily related to an increase in long-term debt interest associated with the Series W First Mortgage Bond issued on April 29, 2022.

Net Income

Our net income applicable to common stock increased $1.9 million, or 13.8%.  Total operating revenues increased $5.7 million and AFUDC increased $0.2 million, partially offset by a $3.5 million increase in total operating expenses and $0.5 million increase in interest charges.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the nine months ended September 30, 2022 were $25.1 million of cash provided by operating activities, $30.0 million principal amount from a new First Mortgage Series Bond issued in April 2022, $11.6 million in net contributions and advances from developers and $1.7 million in net proceeds from the issuance of common stock.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.  We will continue to borrow on available lines of credit in order to satisfy current liquidity needs.  In addition, the Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.

Investment in Plant and Systems

The primary focus of our investments is to continue to provide high quality reliable service to our growing service territory.  Capital expenditures during the first nine months of 2022 were $36.7 million compared to $30.4 million during the same period in 2021.  During the first nine months of 2022, we continue to focus our investment through our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains, installation of new main, enhancing or improving existing treatment facilities, construction of new water storage tanks, and replacing aging wells and pumping equipment to better serve our customers.  In May 2022, we completed the purchase of substantially all of the water operating assets from the Town of Clayton.  We also continue to invest in wastewater projects, including the acquisition of TESI in January 2022.  Developers contributed $6.2 million of the total investment during the first nine months of 2022.

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

Lines of Credit and Long-Term Debt

At September 30, 2022, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of September 30, 2022, there was $34.2 million of available funds under this line of credit.  The previous interest rate for borrowings under this line was the London Interbank Offered Rate, or LIBOR, plus 1.00%.  It is expected that the LIBOR rate for USD currency will be discontinued after June 30, 2023.  As a result, effective May 20, 2022, this line of credit agreement was amended to replace LIBOR with the Daily Secured Overnight Financing Rate, or SOFR.  The interest rate is a one month SOFR plus 10 basis points, or Term SOFR, plus an applicable margin of 0.85%.  Term SOFR cannot be less than 0.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 21, 2023 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At September 30, 2022, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of September 30, 2022, there was $16.4 million of available funds under this line of credit.  The previous interest rate for borrowings under this line allowed the Company to select either LIBOR plus 1.50% or a weekly variable rate established by CoBank; the Company historically used the weekly variable interest rate.  In October 2022, this line of credit was amended to replace the previous interest rate options with a daily SOFR rate plus 1.45% option or a term SOFR rate plus 1.45% option that is locked in for either one or three months.  The term of this line of credit expires on October 29, 2023.  Artesian Water expects to renew this line of credit.

The Company’s material cash requirements include the following lines of credit commitments and contractual obligations:

Material Cash Requirements	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$7,924	$15,773	$15,659	$240,933	$280,289
State revolving fund loans (principal and interest)	845	1,534	1,219	4,649	8,247
Promissory note (principal and interest)	961	1,921	1,924	10,854	15,660
Asset purchase contractual obligation (principal and interest)	345	672	647	---	1,664
Lines of credit	9,400	---	---	---	9,400
Operating leases	24	48	49	1,328	1,449
Operating agreements	60	78	83	796	1,017
Unconditional purchase obligations	791	1,510	919	---	3,220
Tank painting contractual obligation	626	1,096	---	---	1,722
Total contractual cash obligations	$20,976	$22,632	$20,500	$258,560	$322,668

Artesian’s long-term debt agreements and revolving lines of credit contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guarantee certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business.  As of September 30, 2022, we were in compliance with these covenants.

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

On August 12, 2022, Artesian Water entered into three Financing Agreements, or the Financing Agreements, with the Delaware Drinking Water State Revolving Fund (the “Fund”), acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of the state of Delaware, or the Department.  The Department makes loans to, and acquires obligations of, eligible persons in Delaware to finance the costs of drinking water facilities in accordance with the Federal Safe Drinking Water Act using funds from the Fund. Under the Financing Agreements, the Department has agreed to advance to Artesian Water up to $966,000, $1,167,000 and $3,200,000 (collectively, the “Loans”) from the Fund to finance all or a portion of the costs to replace specific water transmission mains in service areas located in New Castle County, Delaware (collectively, the “Projects”).  In accordance with the Financing Agreements, Artesian Water will from time to time request funds under the Loans as it incurs costs in connection with the Projects. In connection with the Financing Agreements, Artesian Water issued to the Department three General Obligation Notes dated as of August 12, 2022, or the Notes. Under the Notes, borrowings under the Financing Agreements bear interest at a rate of 1.0% per annum and are further subject to an administrative fee at a rate of 1.0% per annum (collectively, interest and the administrative fee are referred to herein as “Fee”).  The Fee shall be paid semiannually on each February 1 and August 1, beginning on February 1, 2023 (each, a “Payment Date”).  The Notes will mature on February 1, 2043.  As of September 30, 2022, approximately $0.8 million was borrowed under the Loans.

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

In April 2021, Artesian Water entered into a 3-year agreement with Worldwide Industries Corporation effective July 1, 2021 to paint elevated water storage tanks.  Pursuant to the agreement, the total expenditure for the three years was $1.2 million.  In September 2022, this agreement was amended to paint an additional elevated water storage tank and to extend the term of the agreement for an additional year.  Pursuant to the amended agreement, the total expenditure for the four years is $2.2 million.

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

Information concerning our implementation and the impact of recent accounting pronouncements issued by the FASB is included in the notes to our 2021 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2021 and also in the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.  We did not adopt any accounting policy in the first nine months of 2022 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds and the term of the promissory note, which have final maturity dates ranging from 2028 to 2049, and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit, with two banks, under which the interim bank loans payable at September 30, 2022 were approximately $9.4 million.  An increase in the variable interest rates will result in an increase in the cost of borrowing on these variable rate lines of credit.  Also, changes in SOFR could affect our operating results and liquidity.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing multi-year supply contracts at fixed prices.

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

As set forth in the Settlement Agreement, Artesian Water shall have access to financial assurances that the Percentage Settlors have provided, or will provide, to the USEPA in connection with the Consent Decree governing the implementation of the Remedy.  In addition, the Trust shall reimburse Artesian Water for past capital and operating costs, totaling approximately $10.0 million, with approximately $2.5 million due by August 18, 2022, within 30 days after the Court’s July 19, 2022 approval of the Consent Decree.  The remaining $7.5 million will be payable in three equal installments annually on the anniversary date of the Court’s approval of the Consent Decree.  In addition, the Trust shall reimburse Artesian Water for documented reasonable and necessary capital and operating costs after July 1, 2021 that Artesian Water incurs to treat Site-related COC’s.  Any reimbursements Artesian Water receives from the Trust shall be subject to final determination by the DEPSC as to the appropriate regulatory rate-making treatment.  Artesian Water received approval from the DEPSC in October 2022 to refund the reimbursements for past capital and operating costs to its customers.  The refund for the reimbursements will be applied to current and future customer bills in annual installments, with the first refund occurring in October 2022, and future customer refunds occurring no later than August of each year from 2023 through 2025.  The amount of the credit will be calculated by dividing the amount of the reimbursement by the number of eligible customers.  Artesian Water will record 2022 and future recovery of capital expenditures as Contributions in Aid of Construction and will record expense recovery as an offset to operations and maintenance expense, with the intention that those recoveries will then be available for inclusion and consideration in any future rate applications.  The Trust’s reimbursement of such costs shall end if and when, based upon testing information from the Trust’s Remedy facilities and Artesian Water’s facilities, treatment of Site-related COC’s is no longer necessary for Artesian Water to meet the treatment levels that Artesian Water chooses to not exceed in water it distributes to the general public throughout its service territory to provide a margin of safety in complying with applicable drinking water standards.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit No.	Description

4.1	First Amendment to Second Amended and Restated Revolving Credit Agreement between Artesian Water Company, Inc. and CoBank, ACB dated October 25, 2022.*

10.1
Financing Agreement, Loan No. 22000030, dated as of August 12, 2022, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health., incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed on August 15, 2022.

10.2
General Obligation Note (New Castle County Water Main Transmission Replacements Projects), Series 2022A-DWSRF, dated as of August 12, 2022, issued by Artesian Water Company, Inc. in favor of Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health., incorporated by reference to Exhibit 10.2 filed with the Company’s Form 8-K filed on August 15, 2022.

10.3
Financing Agreement, Loan No. 22000029, dated as of August 12, 2022, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health., incorporated by reference to Exhibit 10.3 filed with the Company’s Form 8-K filed on August 15, 2022.

10.4
General Obligation Note (New Castle County Water Main Transmission Replacements Projects), Series 2022B-DWSRF, dated as of August 12, 2022, issued by Artesian Water Company, Inc. in favor of Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health., incorporated by reference to Exhibit 10.4 filed with the Company’s Form 8-K filed on August 15, 2022.

10.5
Financing Agreement, Loan No. 22000028, dated as of August 12, 2022, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health., incorporated by reference to Exhibit 10.5 filed with the Company’s Form 8-K filed on August 15, 2022.

10.6
General Obligation Note (New Castle County Water Main Transmission Replacements Projects), Series 2022C-DWSRF, dated as of August 12, 2022, issued by Artesian Water Company, Inc. in favor of Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health., incorporated by reference to Exhibit 10.6 filed with the Company’s Form 8-K filed on August 15, 2022.

10.7
Settlement Agreement upon which The Chemours Company FC, LLC, Hercules, LLC, Waste Management of Delaware, Inc., SC Holdings, Inc., Cytec Industries, Inc., Zeneca Inc., and Bayer CropScience Inc., collectively the Percentage Settlors, and the Delaware Sand and Gravel Remedial Trust, on one hand, and Artesian Water Company, Inc., on the other hand, have agreed to resolve certain of Artesian Water’s claims and issues relating to releases of contaminants from the Delaware Sand & Gravel Landfill Superfund Site, incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q filed on August 5, 2022.

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

101.BAL	Inline XBRL Condensed Consolidated Balance Sheets (unaudited)*
101.OPS	Inline XBRL Condensed Consolidated Statements of Operations (unaudited)*

101.CSH	Inline XBRL Condensed Consolidated Statements of Cash Flows (unaudited)*

101.NTS	Inline XBRL Notes to the Condensed Consolidated Financial Statements (unaudited)*

104	The cover page from Artesian Resources Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in Inline XBRL (contained in exhibit 101).*

*   Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: November 4, 2022	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: November 4, 2022	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial Officer)

*   Filed herewith
** Furnished herewith