Form 10-K
period 2022-12-31
ARTESIAN RESOURCES CORP
filed 2023-03-10
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12(b)-2 of the Exchange Act.

Large Accelerated Filer □	Accelerated Filer □	Non-Accelerated Filer ☑	Smaller Reporting Company ☑
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. □

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial report under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  □

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
  ☐ Yes ☑ No

The aggregate market value of the Class A Non-Voting Common Stock and Class B Common Stock held by non-affiliates of the registrant at June 30, 2022 was $403,584,852 and $12,211,916, respectively.  The aggregate market value of Class A Non-Voting Common Stock was computed by reference to the closing price of such class as reported on the Nasdaq Global Select Market on June 30, 2022, which trade date was May 18, 2022.  The aggregate market value of Class B Common Stock was computed by reference to the last reported trade of such class as reported on the OTC Bulletin Board as of June 30, 2022, which trade date was May 18, 2022.

As of March 7, 2023, 8,622,986 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION

FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K which express our “belief,” “anticipation” or “expectation,” as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements.  They include, but are not limited to, the statements below:
-	general economic, employment and business conditions;
-	material costs and availability;
-	consumer and producer price inflation;
-	the impact of recent acquisitions on our ability to expand and foster relationships;
-	strategic plans for goals, priorities, growth and expansion;
-	expectations for our water and wastewater subsidiaries and non-utility subsidiaries;
-	customer base growth opportunities in Delaware and Cecil County, Maryland;
-	our belief regarding our capacity to provide water services for the foreseeable future to our customers;
-	our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations;
-	our expectation of the timing of decisions by regulatory authorities;
-	the impact of weather and climate change on our operations;
-	the execution of our strategic initiatives;
-	our expectation regarding the timing for construction on new projects;
-	the adoption of recent accounting pronouncements from time to time
-	contract operations opportunities;
-	legal proceedings;
-	our properties;
-	deferred tax assets;
-	the adequacy of our available sources of financing;
-	the expected recovery of expenses related to our long-term debt;
-	our expectation to be in compliance with financial covenants in our debt instruments;
-	our ability to refinance our debt as it comes due;
-	our ability to adjust our debt level, interest rate, maturity schedule and structure;
-	the timing and terms of renewals of our lines of credit;
-	changes in interest rates;
-	plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather;
-	expected future contributions to our postretirement benefit plan;
-	anticipated growth in our non-utility subsidiaries;
-	anticipated investments in certain of our facilities and systems and the sources of funding for such investments;
-	sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs; and
-	the specific and overall impacts of the COVID-19 global pandemic on our financial condition and results of operations.

Certain factors, as discussed under Item 1A - Risk Factors, that could cause results to differ materially from those in the forward-looking statements include, but are not limited to:
-	changes in weather;
-	changes in our contractual obligations;
-	changes in government policies;
-	the timing and results of our rate requests;
-	failure to receive regulatory approvals;
-	changes in economic and market conditions generally;
-	unexpected events, restrictions and policies related to a public health crisis, including the COVID-19 pandemic; and
-	other matters discussed elsewhere in this Annual Report on Form 10-K.

While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so, except as may be required under applicable securities laws, and you should not rely on any forward-looking statement as a representation of the Company’s views as of any date subsequent to the date of the filing of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

General Information

Artesian Resources Corporation, or Artesian Resources, is a Delaware corporation incorporated in 1927, that is the holding company of eight wholly-owned subsidiaries offering water, wastewater and other services in Delaware, Maryland and Pennsylvania.  The Company’s principal executive offices are located at 664 Churchmans Road, Newark, Delaware 19702.  Our principal subsidiary, Artesian Water Company, Inc., is the oldest and largest investor-owned public water utility on the Delmarva Peninsula, and has been providing superior water service since 1905.  We distribute and sell water, including water for public and private fire protection, to residential, commercial, industrial, municipal and utility customers in the states of Delaware, Maryland and Pennsylvania.  We provide wastewater services to customers in Delaware. In addition, we provide contract water and wastewater operations, and water, sewer and internal Service Line Protection Plans. Our Class A Non-Voting Common Stock is listed on the Nasdaq Global Select Market and trades under the symbol “ARTNA.”  Our Class B Common Stock trades on the Nasdaq’s OTC Bulletin Board under the symbol “ARTNB.”

Artesian Resources is the holding company of five regulated public utilities: Artesian Water Company, Inc., or Artesian Water, Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, Artesian Water Maryland, Inc., or Artesian Water Maryland, Artesian Wastewater Management, Inc., or Artesian Wastewater, and Artesian Wastewater Maryland, Inc., or Artesian Wastewater Maryland; and three non-utility subsidiaries: Artesian Utility Development, Inc., or Artesian Utility, Artesian Development Corporation, or Artesian Development, and Artesian Storm Water Services, Inc., or Artesian Storm Water.  Effective January 14, 2022, Artesian Wastewater is the holding company of Tidewater Environmental Services, Inc. dba Artesian Wastewater, or TESI, a regulated public utility.  The terms “we,” “our,” “Artesian,” and the “Company” as used herein refer to Artesian Resources and its subsidiaries.  The business activity conducted by each of our subsidiaries is discussed below under separate headings.

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

We hold Certificates of Public Convenience and Necessity, or CPCNs, for approximately 305 square miles of exclusive water service territory, most of which is in Delaware with some territory being in Maryland and Pennsylvania.  Our largest connected regional water system, consisting of approximately 141 square miles and 78,600 metered customers, is located in northern New Castle County and portions of southern New Castle County, Delaware.  We hold CPCNs for approximately 58 square miles of wastewater service territory located in Sussex County, Delaware.  In January 2022, approximately 23 square miles of wastewater service territory, located in Sussex County, Delaware, was added upon the closing of the acquisition of TESI.  A significant portion of our exclusive service territory is in Sussex County, Delaware and remains undeveloped, and if and when development occurs and there is population growth in these areas, we anticipate we will increase our customer base by providing water and/or wastewater service to the newly developed areas and new customers.

Subsidiaries

Artesian Water

Artesian Water, our principal subsidiary, distributes and sells water to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware.  In addition, Artesian Water provides services to other water utilities, including operations and billing functions, and has contract operation agreements with private, municipal and state water providers.  Artesian Water also provides water for public and private fire protection to customers in our service territories.  Artesian Water produced approximately 79% of our 2022 consolidated operating revenues. In May 2022, Artesian Water completed its purchase of substantially all of the water operating assets from the Town of Clayton, or Clayton, a Delaware municipality located in Kent County, Delaware.  This purchase agreement is discussed further in the “Strategic Direction and Recent Developments” section.

We derive about 90% of our self-supplied groundwater from wells that pump groundwater from aquifers and other formations located in the Atlantic Coastal Plain.  The remaining 10% of our groundwater supply comes from wells in the Piedmont Province.  We use a variety of treatment methods, including aeration, pH adjustment, chlorination, fluoridation, ultra violet oxidation, arsenic removal, nitrate removal, radium removal, iron removal, and carbon adsorption to meet federal, state and local water quality standards.  Additionally, a corrosion inhibitor is added to our self-supplied groundwater and to supply from interconnections.  We have 61 different water treatment facilities in our Delaware systems.  All water supplies that we purchase from neighboring utilities are potable.

To supplement our groundwater supply, we purchase treated surface water through interconnections only in the northern service area of our New Castle County, Delaware system.  The treated surface water is blended with our groundwater supply for distribution to our customers.  Nearly 95% of the overall 8.6 billion gallons of water we distributed in all of our Delaware systems during 2022 came from our groundwater wells, while the remaining 5% came from interconnections with other utilities and municipalities.  In Delaware in 2022, we pumped an average of 22.2 million gallons per day, or mgd, from our groundwater wells and obtained an average of approximately 1.3 mgd from interconnections.  Our peak water supply capacity currently is approximately 57.7 mgd.  We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

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

In Delaware, we have 21 interconnections with two neighboring water utilities and six municipalities that provide us with the ability to purchase or sell water.  An interconnection agreement with Chester Water Authority, that expired December 31, 2021, had a “take or pay” clause requiring us to purchase 3.0 mgd.  The current agreement with Chester Water Authority, which is effective from January 1, 2022 through December 31, 2026, includes automatic five-year renewal terms, unless terminated by either party, and has a “take or pay” clause which required us to purchase water on a step-down schedule through July 5, 2022 and now requires us to purchase a minimum of 0.5 mgd.

As of December 31, 2022, we were serving customers through approximately 1,442 miles of transmission and distribution mains.  Mains range in diameter from two inches to twenty-four inches, and most of the mains are made of ductile iron or cast iron.

We have 35 storage tanks in Delaware, most of which are elevated, providing total system storage of approximately 44.0 million gallons. We have developed and are using an Aquifer Storage and Recovery, or ASR, system in New Castle County, Delaware.  Our ASR system provides approximately 130.0 million gallons of storage capacity, which can be withdrawn at an average rate of approximately 1.0 mgd.  At some locations, we rely on hydro-pneumatic tanks to maintain adequate system pressures.  Where possible, we combine our smaller satellite systems with systems having elevated storage facilities.

Artesian Water Maryland

Artesian Water Maryland began operations in August 2007.  Artesian Water Maryland distributes and sells water to residential, commercial, industrial and municipal customers in Cecil County, Maryland.  Artesian Water Maryland owns and operates 9 public water systems.

The majority of the 0.1 billion gallons of water we distributed in all of our Maryland systems during 2022 came from our groundwater wells, while a portion came from treated surface water.  We have ten separate water treatment facilities in our Maryland systems.  We have one water treatment facility that treats surface water through an intake in the Susquehanna River, located in Cecil County, Maryland, which has the ability to supply up to 1.0 mgd of water.  Our peak water supply capacity currently is approximately 2.0 mgd.  We have 8 storage tanks capable of storing approximately 2.5 million gallons.  We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

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

Artesian Wastewater owns and operates four wastewater treatment facilities, which, combined, are permitted to treat and/or dispose of approximately 2.3 mgd.  Artesian Wastewater and Sussex County, a political subdivision of Delaware, provide reciprocal services to address the need of each for additional wastewater treatment and disposal capacity in certain service areas within Sussex County.  Artesian Wastewater received an operations permit in March 2020 for a disposal facility that includes a 90-million gallon storage lagoon and spray irrigation to agricultural land.  This facility provides treated process wastewater disposal services for an industrial customer at a rate up to 1.5 mgd.  We began operating this facility in late June 2021, shortly after the industrial customer received its process wastewater treatment operating permit.

TESI

In January 2022, Artesian Wastewater acquired Tidewater Environmental Services, Inc.  Artesian Wastewater operates as the parent holding company of Tidewater Environmental Services, Inc. dba Artesian Wastewater, or TESI.  TESI was incorporated in 2004 and is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Sussex County, Delaware as a regulated public wastewater service company.  Artesian Wastewater purchased all of the stock of TESI from Middlesex Water Company, or Middlesex, for $6.4 million in cash and other consideration, including forgiveness of a $2.1 million note due from Middlesex.  This acquisition more than doubled the number of wastewater customers served by Artesian’s Delaware wastewater subsidiaries in Sussex County, Delaware and included all residents within the Town of Milton, Delaware.

TESI owns and operates seven wastewater treatment facilities, which, combined, are permitted to treat and/or dispose of approximately 713,000 gallons per day.

Artesian Wastewater Maryland

Artesian Wastewater Maryland was incorporated on June 3, 2008 and is authorized and able to provide regulated wastewater services to customers in the State of Maryland.  It is currently not providing these services.

Artesian Utility

Artesian Utility was formed in 1996 and designs and builds water and wastewater infrastructure and provides contract water and wastewater operation services on the Delmarva Peninsula to private, municipal and governmental institutions.  Artesian Utility also evaluates land parcels, provides recommendations to developers on the size of water or wastewater facilities and the type of technology that should be used for treatment at such facilities and operates water and wastewater facilities in Delaware for municipal and governmental agencies.  Artesian Utility also contracts with developers and government agencies for design and construction of wastewater infrastructure throughout the Delmarva Peninsula.

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

Artesian Utility also offers three protection plans to customers, the Water Service Line Protection Plan, or WSLP Plan, the Sewer Service Line Protection Plan, or SSLP Plan, and the Internal Service Line Protection Plan, or ISLP Plan (collectively, SLP Plans).  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit.  The ISLP Plan enhances available coverage to include water and wastewater lines within customers' residences up to an annual limit.

Artesian Development

Artesian Development is a real estate holding company that owns properties, including land approved for office buildings, a water treatment plant and wastewater facility, as well as property for current operations, including an office facility in Sussex County, Delaware.  The office facility consists of approximately 10,000 square feet of office space along with nearly 10,000 square feet of warehouse space.

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

State Regulatory Commission Matters

Our water and wastewater utility operations are subject to regulation by their respective state regulatory commissions, which have broad administrative power and authority to regulate rates charged for service, determine franchise areas and conditions of service, approve acquisitions, authorize the issuance of securities and the incurrence of indebtedness, and other matters.  The profitability of our utility operations is influenced, to a great extent, by the timeliness and adequacy of regulatory relief we are granted by the respective regulatory commissions or authorities in the states in which we operate.  See Note 13 to our Consolidated Financial Statements for a full description of recent regulatory proceedings.

Service Territory Expansion

In Delaware, a CPCN grants a water or wastewater company the exclusive right to serve all existing and new customers within a designated area.  The Delaware Public Service Commission, or DEPSC, has the authority to issue and revoke these CPCNs.  In this Form 10-K, we may refer to CPCNs as "franchises" or "service territories."

For a water company, the DEPSC may grant a CPCN under circumstances where there has been a determination that the water in the proposed service area does not meet the regulations governing drinking water standards of the Delaware Division of Public Health, or DPH, for human consumption or where the supply is insufficient to meet the projected demand.  For a wastewater company, the DEPSC has jurisdiction over non-governmental wastewater utilities having fifty or more customers in the aggregate.  A CPCN for water and wastewater utilities shall be granted by the DEPSC to applicants in possession of one of the following:

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

Environmental Regulation

The United States Environmental Protection Agency, or the EPA, the Delaware Department of Natural Resources and Environmental Control, or DNREC, and DPH, regulate the water quality of our treatment and distribution systems in Delaware, as do the EPA and the MDE, with respect to our operations in Maryland.  The Chester Water Authority, which supplies water to Artesian Water through an interconnection in northern New Castle County, is regulated by the Pennsylvania Department of Environmental Protection, as well as the EPA.  We believe that we are in material compliance with all current federal, state and local water quality standards, including regulations under the federal Safe Drinking Water Act. However, if new water quality regulations are too costly, or if we fail to comply with such regulations, it could have a material adverse effect on our financial condition, results of operations and planned capital investments.

The water industry is capital intensive, with one of the highest levels of capital investment in plant and equipment per dollar of revenue among all utilities.  Increasingly stringent drinking water regulations adopted to meet the requirements of the Safe Drinking Water Act have required the water industry to invest in more advanced treatment systems and processes, which require a heightened level of expertise.  We have made significant enhancements to existing facilities to effectively treat and remove compounds as required by government agencies, such as ultra violet oxidation treatment, ceramic membrane filtration and carbon filtration.  We are currently in full compliance with the requirements of the Safe Drinking Water Act.  Even though our water utility was founded in 1905, the majority of our investment in infrastructure occurred in the last 40 years.

As required by the Safe Drinking Water Act, the EPA has established maximum contaminant levels for various substances found in drinking water to ensure that the water is safe for human consumption.  These limits are known as Maximum Contaminant Levels and Maximum Residual Disinfection Levels.  The EPA also regulates how often public water systems monitor their water for contaminants and report the monitoring results to the individual state agencies or the EPA.  Generally, the larger the population served by a water system, the more frequent the monitoring and reporting requirements.  The Safe Drinking Water Act applies to all 50 states.  The EPA has recently proposed regulatory actions  addressing per- and polyfluoroalkyl substances, or PFAS, including rules to confront PFAS contamination nationwide, with potentially significant implications.  The EPA issued a proposal to designate two of the most widely used PFAS as hazardous substances.  The EPA has also declared drinking water health advisories levels for PFAS.

The Lead and Copper Rule, or LCR, is a United States federal regulation that limits the concentration of lead and copper allowed in public drinking water at the consumer's tap, in addition to limiting the permissible amount of pipe corrosion occurring due to the water itself.  The EPA first issued the rule in 1991 pursuant to the Safe Drinking Water Act.  The EPA promulgated the regulations following studies that concluded that copper and lead adversely affect an individual’s physical and mental health.  The LCR sought to therefore limit the levels of these metals in water by improving water treatment centers, determining copper and lead levels for customers who use lead plumbing parts, and eliminating the water source as a source of lead and copper.  If the lead and copper levels exceed the "action levels", water suppliers are required to educate their consumers on how to reduce exposure to lead.  The EPA published a revised LCR in 2021, with a compliance deadline expected in 2024.  These revised requirements provide greater and more effective protection of public health by reducing exposure to lead and copper in drinking water. Implementation of the revised rule will better identify high levels of lead, improve the reliability of lead tap sampling results, strengthen corrosion control treatment requirements, expand consumer awareness and improve risk communication.  In addition, implementation of the revised rule will accelerate lead service line replacements by closing existing regulatory loopholes, propelling early action, and strengthening replacement requirements.  We are fully compliant with the current LCR and are actively examining the revised LCR to ensure we are fully compliant on or before the compliance deadline date, which is expected to be in October 2024.

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

A normal by-product of our iron removal treatment facilities is a solid consisting of the iron removed from untreated groundwater plus residue from chemicals used in the treatment process.  The solids produced at our facilities are either disposed directly into approved wastewater facilities or removed from our facilities by a licensed third-party vendor.  A normal by-product of our carbon adsorption filtration process is exhausted carbon media, which is disposed of by the contractor providing the media replacement.  Management believes that the costs of compliance with existing federal, state and local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material adverse effect upon the business and affairs of the Company, but there is no assurance that such compliance costs will continue to not have a material effect in the future.

Under Delaware state laws and regulations, we are required to file applications with DNREC for water allocation permits for each of our operating wells pumping greater than 50,000 gallons per day.  For any wells in the Delaware River Basin, we must also file allocation permits with the Delaware River Basin Commission, or DRBC.  We have 138 operating and 63 observation and monitoring wells in our Delaware systems.  At December 31, 2022, we had allocation permits for 115 wells, and 23 wells that did not require a permit.

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

The MDE ensures that water quality and quantity at all public water systems in Maryland meet the needs of the public and are in compliance with federal and state regulations. The MDE also ensures that public drinking water systems provide safe and adequate water to all current and future users in Maryland, and that appropriate usage, planning, and conservation policies are implemented for Maryland’s water resources. The MDE oversees the development of Source Water Assessments for water supplies and issues water appropriation permits for public drinking water systems.  In order to appropriate water for municipal, commercial, industrial or other non-domestic uses, a Water Appropriation Permit must be obtained.  Issuance of the permit involves evaluating the needs of the user and the potential impact of the withdrawal on neighboring users and the water source in order to maximize beneficial use of the water.  Permits for large appropriations often involve conducting pump tests to measure adequacy of an aquifer and safe yield of a well, or reviewing stream flow records to determine the adequacy of a surface water source.  Regulations require all new community water systems to have sufficient technical, managerial and financial capacity to provide safe drinking water to their consumers prior to being issued a construction permit.  Also, capacity management guidance contains capacity limiting factors that can include source capacity, treatment capacity and appropriation permit quantity.  The quantity of water withdrawn from the Port Deposit surface water intake is allocated by the Susquehanna River Basin Commission, or SRBC, and the MDE.  We have 14 operating wells and one surface water in-take in our Maryland systems.

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

Under Delaware state laws and regulations, we are required to hold a permit from DNREC for the construction, operation, maintenance or repair of any on-site wastewater treatment and disposal systems with daily design flow rates of 2,500 gallons or greater.  A classification on the facility is performed in accordance with Regulations Licensing Operators of Wastewater Facilities.  The class of operator required for the facility is determined by the Board of Certification for Licensed Wastewater Operations in accordance with Regulations Licensing Operators of Wastewater Facilities.  We work to ensure that we operate environmentally friendly wastewater systems that meet federal, state and local laws.

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

Competition

Our business in our franchised service areas is substantially free from direct competition with other public utilities, municipalities and other entities.  However, our ability to provide additional water and wastewater services is subject to competition from other public utilities, municipalities and other entities.  Even though our regulated subsidiaries have been granted an exclusive franchise for each of our existing community water and wastewater systems, our ability to expand service areas can be affected by the DEPSC, the MDPSC or the Pennsylvania Public Utility Commission, or PAPUC, awarding franchises to other regulated water or wastewater utilities with whom we compete for such franchises.

Materials and Supplies

We are highly dependent on the availability of essential materials and parts from our suppliers for expansion, construction and maintenance of our services.  The majority of the materials required for our water and wastewater utility business are typically under contract at fixed prices, however, supply chain issues associated with the COVID-19 pandemic, compounded by increasing inflation, resulted in price increases and  delays in procuring certain materials and equipment.  We have been successful in minimizing these delays and cost increases with thorough planning and pre-ordering, however there is no assurance that our future financial results or business operations will not be negatively affected.

Suppliers and Independent Contractors

We are dependent upon the ability of our suppliers and independent contractors to meet performance specifications, quality standards and delivery schedules at our anticipated costs.  While we maintain an extensive qualification and performance review system to control risk associated with such reliance on third parties, failure of suppliers or independent contractors to meet commitments could adversely affect construction and maintenance schedules.  The remaining effects of the COVID-19 pandemic have delayed some of our construction projects and our lead time for material deliveries however, those delays have not impacted our ability to maintain our level of service to customers.  We are also dependent on the availability of electricity and purchased water at affordable prices.  Our electric costs and purchased water costs are at a fixed price under contract.

Employees and Human Capital Resources

As of December 31, 2022, we employed 252 full-time employees.  Of these employees, 54 were officers and managers; 120 were employed as operations personnel, including engineers, technicians, draftsman, maintenance and repair persons, meter readers and utility personnel; and 45 were employed in accounting, budgeting, information systems, human resources, customer relations and public relations.  The remaining 33 employees were administrative personnel.  The Company has no collective bargaining agreements with any of its employees, and its work force is not union organized or union represented.  We believe that our relations with our employees are good. Through ongoing employee development, competitive compensation and benefits, and a focus on health, safety and employee wellbeing, we strive to help our employees in all aspects of their lives.

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

We set pay ranges based on market data. When considering compensation, we consider factors such as an employee’s role, experience, and his or her performance.  We regularly review our compensation practices, both in terms of our overall workforce and individual employees, to ensure our compensation is fair and equitable.

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

While we maintain an extensive qualification and performance review system to control risk associated with such reliance on third parties, failure of suppliers or independent contractors to meet commitments could adversely affect construction and maintenance schedules and our results of operations and financial condition.  We have been affected and could continue to be affected by supplier delays and increased costs, due to the impacts of inflation, which are outside of our control and could affect our results of operations.  We are also dependent on the availability of electricity and purchased water at affordable prices.  While our electricity costs and purchased water costs are at fixed prices under contracts, after the expiration of these contracts, we may be required to pay higher electricity costs and purchased water costs.

We are subject to risks associated with the collection, treatment and disposal of wastewater.

Wastewater collection, treatment and disposal involve various unique risks.  If collection or treatment systems fail, overflow, or do not operate properly, untreated wastewater or other contaminants could spill onto nearby properties or into nearby streams and rivers, causing damage to persons or property, injury to wildlife and economic damages, which may not be recoverable in fees.  This risk is most acute during periods of substantial rainfall or flooding, which are common causes of sewer overflow and system failure.  Liabilities resulting from such damages and injuries could materially and adversely affect our business, results of operations and financial condition.

General economic conditions may materially and adversely affect our financial condition and results of operations.

The effects of adverse U.S. economic conditions may lead to a number of impacts on our business that may materially and adversely affect our financial condition and results of operations.  Such impacts may include a reduction in discretionary and recreational water use by our residential water customers, particularly during the summer months; a decline in usage by industrial and commercial customers as a result of decreased business activity and commerce in our customers’ businesses; an increased incidence of customers’ inability to pay their bills, bankruptcy or delay in paying their bills which may lead to higher bad debt expense and reduced cash flow; and a lower natural customer growth rate may result as compared to what had been experienced before the economic downturn due to a decline in new housing starts and a possible slight decline in the number of active customers due to housing vacancies or abandonments.

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

Potential terrorist attacks or sabotage may disrupt our operations and adversely affect our business, operating results and financial condition.
We are subject to possible sabotage of our water and wastewater systems, including vandalism causing an interruption in water supply and a reduction in water quality, and terrorism, causing contamination of the water supply and a reduction in water quality.  We have security measures in place at our facilities to reduce the possibility of future occurrences of sabotage, vandalism, or terrorism and to secure our water and wastewater systems.  These security measures address water collection, pretreatment, treatment, distribution, storage, wastewater disposal, electronic or automated systems, and the use, handling, delivery, and storage of all chemicals.  We also have programs in place to ensure employee awareness of potential threats.  We have and will continue to bear any increase in costs, most of which have been recoverable under state regulatory policies, for security precautions to protect our facilities, operations and supplies.  While the costs of increases in security, including capital expenditures, may be significant, we expect these costs to continue to be recoverable in water and wastewater rates.  Despite our security measures, we may not be in a position to control the outcome of terrorist events, sabotage or other attacks on our water systems, should they occur.

We depend on the availability of capital for expansion, construction and maintenance. Weaknesses in capital and credit markets or increased interest rates may limit our access to capital.

Our ability to continue our expansion efforts and fund our utility construction and maintenance program depends on the availability of adequate capital.  There is no guarantee that we will be able to obtain sufficient capital in the future on favorable terms and conditions, such as changes in market conditions and events beyond our control, most recently increases to interest rates, for expansion, construction and maintenance.  In the event our lines of credit are not extended or we are unable to refinance our first mortgage bonds when due and the borrowings are called for payment, we will have to seek alternative financing sources, although there can be no assurance that these alternative financing sources will be available on terms acceptable to us.  In the event we are unable to obtain sufficient capital, our expansion efforts could be curtailed, which may affect our growth and may affect our future results of operations.

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

We may be adversely affected by global climate change or by regulatory, legal or market responses to such change.

The issue of climate variability is receiving increasing attention nationally and worldwide.  Climate change is an intrinsically complex global phenomenon with inherent residual risks across its physical and regulatory dimensions that cannot be mitigated given their wide-ranging, interdependent and largely unpredictable potential scope, nature, timing or duration.  Some climate researchers believe that there will be worsening of weather volatility in the future associated with climate variability, which presents several potential challenges to water and wastewater utilities.  Potential climate variability challenges include the following; increased frequency and duration of droughts, increased frequency and severity of storms and other weather events, increased precipitation and flooding, potential degradation of water quality, unexpected changes in temperature, increases in ocean levels, increases in disruption of service, decreases in available water supply, extreme changes in water usage patterns, increased costs to repair damaged facilities, increased costs to reduce risks associated with significant weather events or natural disasters, increased costs to improve the reliability of our water and wastewater systems and facilities.  We may experience substantial negative impacts to our business if an unexpectedly severe weather event or natural disaster damages our operations or those of our suppliers or independent contractors in our service areas, or from the unintended consequences of regulatory changes that directly or indirectly impose substantial restrictions on our activities or adaptation requirements.

Furthermore, federal, state and local authorities and legislative bodies have issued, implemented or proposed regulations, penalties, standards or guidance intended to restrict, moderate or promote activities consistent with resource conservation, Greenhouse Gas, or GHG, emission reduction, environmental protection or other climate-related objectives.  Compliance with those directed at or otherwise affecting our business or our suppliers’ (or their suppliers’) operations, or services, could lead to increased environmental compliance expenditures, increased energy and raw materials costs and new and/or additional investment in designs and technologies.  We continually assess our compliance status and management of environmental matters to ensure our operations are in compliance with all applicable environmental laws and regulations.  It is reasonably possible that costs incurred related to the various physical and regulatory risks from climate change may affect our future results of operations, financial condition or cash flows.  While we have health and safety protocols in place, we can provide no assurance that we or our suppliers or independent contractors can successfully operate in areas experiencing a significant weather event or natural disaster, and we or they may be more significantly impacted and take longer, and incur higher costs, to resume operations in an affected location, depending on the nature of the event or other circumstances.  Although some or all potential expenditures and costs with respect to our regulated businesses could be recovered through rates we charge to our customers, there can be no assurance that the applicable regulatory authority would authorize recovery of such costs, in whole or in part, for any of these impacts.

Though we have not as of the date of this report identified or experienced any particular material impact, whether singular or in combination, to our consolidated financial statements from climate change or the associated regulatory, physical, and other risks discussed above, we cannot provide any assurance that we have or can successfully prepare for, or are or will be able to reduce or manage any of them to the extent they may arise.  In addition, the SEC has proposed extensive climate-related disclosure rules, which, if adopted, would likely result in increased compliance costs and capital expenditures.

Risks Related to Governmental Laws and Regulations

We rely on governmental approvals in the States of Delaware and Maryland and the Commonwealth of Pennsylvania, as well as approvals from the Delaware River Basin Commission and Susquehanna River Basin Commission for applicable water allocation, water appropriation and water capacity permits.  In addition, we rely on governmental approvals in the State of Delaware for applicable wastewater collection, treatment and disposal permits for the operation of our wastewater facilities.

Our water and wastewater services are governed by various federal and state governmental agencies.  Pursuant to these regulations, we are required to obtain various permits for any additional systems and current systems to assist in our operations.  If any of those permit approvals are not received timely or at all, we may risk the loss of economic opportunity and our ability to create additional systems for the effective operation of our water business in Delaware, Maryland and Pennsylvania or our wastewater business in Delaware.  We can provide no assurances that we will receive all necessary permits to add systems or continue to operate facilities of our water or wastewater business.

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

We file rate increase requests, from time to time, to recover our investments in utility plant, deferred regulatory assets and expenses.  Once a rate increase petition is filed with a public service commission, the ensuing administrative and hearing process may be lengthy and costly. Artesian Water provided notice to the DEPSC of its intent to file a request in the second quarter of 2023 to implement new rates to support Artesian Water’s ongoing capital improvement program and to cover increased costs of operations.  We can provide no assurances that any future rate increase request will be approved by the DEPSC, MDPSC or PAPUC, and if approved, we cannot guarantee that these rate increases will be granted in a timely manner and/or will be sufficient in amount to cover the investments, deferred regulatory assets and expenses for which we initially sought the rate increase.  To the extent we are able to pass through such costs to customers and a state public service commission subsequently determines that such costs should not have been paid by customers, we may be required to refund such costs, with interest, to customers.  Any such costs not recovered through rates, or any such refund, could adversely affect our results of operations, financial position or cash flows.

Our water and wastewater operations are subject to extensive federal and state laws and regulations.  In addition, our operating costs and capital expenditures could be significantly increased if new or stricter regulatory standards are imposed by federal or state environmental agencies.

We are subject to various federal, state, and local laws and regulations relating to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes.  Our water and wastewater services are governed by various federal and state environmental protection and health and safety laws and regulations, including, among others, the federal Safe Drinking Water Act, the Clean Water Act, the LCR and other federal and state laws.  These federal and state regulations are issued by the EPA and state environmental regulatory agencies.  Pursuant to these laws and regulations, we are required to obtain various water allocation permits and environmental permits for our operations.  The water allocation permits control the amount of water that can be drawn from water resources.  New or stricter water allocation regulations can adversely affect our ability to meet the demands of our customers.  While we have budgeted for future capital and operating expenditures to maintain compliance with these laws and our permits, it is possible that new or stricter standards would be imposed that will raise our operating costs and capital expenditures.  Thus, we can provide no assurances that our costs of complying with, or discharging liability under current and future environmental and health and safety laws will not adversely affect our business, results of operations or financial condition.

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

We have been affected and could continue to be affected by increased costs for items such as, among others, materials for capital expenditures, fuel, and treatment chemicals, due to the impacts of inflation.  If inflation increases significantly, we may seek to increase our rates charged to customers.  We can provide no assurances that any future rate increase request will be approved by the applicable regulatory authority, and if approved, we cannot guarantee that any rate increase will be granted in a timely manner and/or will be sufficient in amount to cover costs for which we initially sought the rate increase.  The impact of inflation could adversely affect our results of operations, financial position or cash flows.

We may be required to record impairments of goodwill in the future that could have a material adverse effect on our financial condition and results of operations.

The Company records goodwill when the purchase price of a business combination exceeds the estimated fair value of net identified tangible and intangible assets acquired as of the date of an acquisition.  The Company’s goodwill is primarily associated with the January 2022 acquisition of Tidewater Environmental Services, Inc.  Goodwill is not amortized, but is evaluated for impairment at least annually, or more frequently, if impairment indicators are present that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  We may be required to recognize in the future an impairment of goodwill due to market conditions, or other factors related to our performance or the performance of an acquired business, or other circumstances that may impact the fair value of assets acquired.  Recognition of impairments of goodwill and changes in fair value of certain of our assets would result in a charge to income in the period in which the impairment or change occurred, which may negatively affect our financial condition, results of operations and total capitalization.

Risks Related to Our Business Strategy

We face competition from other water and wastewater utilities for the acquisition of new exclusive service territories.

We face competition from other water and wastewater utilities as we pursue the right to exclusively serve territories in Delaware and Maryland.  We address this competition by entering into agreements with landowners, developers or municipalities and, under current law, then applying to the DEPSC or the MDPSC for a CPCN.  If we are unable to enter into agreements with landowners, developers or municipalities and secure CPCNs for the right to exclusively serve territories in Delaware or Maryland, our ability to expand may be significantly impeded.

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

We rely on our information technology systems to manage operation of our business.  Specifically, our business relies on the following technology systems: customer information system, financial reporting system, asset tracking system, remote monitoring system for some of our treatment, storage and pumping facilities, human resources management system, inventory management system, and accounts receivable collection management system.  Such systems require periodic modifications, upgrades or replacement that subject us to inherent costs and risks, including substantial capital expenditures, additional administration and operating expenses, and other risks and costs of delays in transitioning to new systems or of integrating new systems into our current systems.  Our computer and communications systems and operations could be damaged or interrupted by natural disasters, telecommunications failures or acts of war or terrorism, sabotage, theft or similar events or disruptions.  A loss of these systems or major problems with the operation of these systems could affect our operations and have a material adverse effect on our results of operations.

There have been an increasing number of cyberattacks on companies around the world, which have caused operational failures or compromised sensitive corporate or customer data.  These attacks have occurred over the internet, through malware, viruses or attachments to e-mails, or through persons inside the organization or with access to systems inside the organization. We have implemented security measures and will continue to devote resources to address any security vulnerabilities in an effort to prevent cyberattacks.  We utilize third parties to provide and maintain many of our information technology, or IT, resources, including disaster recovery and business continuity services intended to safeguard access to and use of our IT resources during a general or local network outage, under agreements with evolving security and service level standards.  Our senior IT executives also periodically update the audit and disclosure committees and our board of directors on our cybersecurity practices and risks, most recently in November 2022.  A reporting process has been established, and periodically tested and refined with the assistance of outside experts, to escalate notice within our organization and coordinate and deploy our response to IT security events.  Depending on the severity of an event, our incident reporting process includes informing, as early as practicable, our senior corporate management.  Despite our efforts, a cyberattack, if it occurred, could cause water or wastewater system problems, disrupt service to our customers, compromise important data or systems or result in an unintended release of customer information.  We feel we have adequate cybersecurity insurance coverage to mitigate the cost of any such cyberattack; however, a possible cyberattack could affect our operations and have a material adverse effect on our business and results of operations.

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

Holders of Class A Non-Voting Common Stock have no voting rights.  As a result, holders of Class A Non-Voting Common Stock will not have any ability to influence stockholder decisions.

We have two classes of common stock, Class A Non-Voting Common Stock and Class B Common Stock. Under our Restated Certificate of Incorporation, the right to vote for the election of directors and other stockholder matters is exercised exclusively by the holders of Class B Common Stock and the holders of shares of our Class A Non-Voting Common Stock do not have voting rights on any matters that are submitted to a vote of stockholders, including with respect to the election of directors and other matters voted upon by stockholders, except as required by the Delaware General Corporation Law.  The principal stockholders have significant control over the outcome of most fundamental corporate matters.

The price of our common stock may be volatile and may be affected by market conditions beyond our control.

The trading price of our common stock may fluctuate in the future based on a variety of factors, many of which are beyond our control and unrelated to our financial results. Factors that could cause fluctuations in the trading price of our common stock include but are not limited to volatility of the general stock market or the utility stock index, regulatory developments, general economic conditions and trends, actual or anticipated changes or fluctuations in our results of operations, actual or anticipated changes in the expectations of investors or securities analysts, actual or anticipated developments in our competitors’ businesses or the competitive landscape generally, litigation involving us or our industry, major catastrophic events or sales of large blocks of our stock. Furthermore, we believe that stockholders invest in public utility stocks in part because they seek reliable dividend payments. If there is an oversupply of stock of public utilities in the market relative to demand by such investors, the trading price of our common stock may decrease. Additionally, if interest rates rise above the dividend yield offered by our common stock, demand for our stock and its trading price may also decrease.

Risk Related to Pandemics

Our business, results of operations, financial condition, cash flows and stock price may be adversely affected by pandemics, epidemics or other public health emergencies, such as the outbreak of the coronavirus and its variants, or COVID-19.

Our business, results of operations, financial condition, cash flows and stock price may be adversely affected by pandemics, epidemics or other public health emergencies, such as the outbreak of COVID-19.  We are considered an essential utility service company, as defined by the U.S. Department of Homeland Security.  Although we continue to operate our business consistent with federal guidelines and state and local orders, the outbreak of pandemics, epidemics or other public health emergencies and any preventive or protective actions taken by governmental authorities may have an adverse effect on our operations.  Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets, which may adversely impact our stock price.

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

The Company owns land, rights-of-way, easements, transmission and distribution mains, collection mains, pump facilities, treatment plants, lift stations, treatment/disposal facilities, storage tanks, meters, vehicles and related equipment and facilities.  The following table indicates our utility plant as of December 31, 2022.

Utility plant comprises:
In thousands
	Estimated Useful Life (In Years)	December 31, 2022
Utility plant at original cost
Utility plant in service-Water
Intangible plant	---	$140
Source of supply plant	45-85	25,223
Pumping and water treatment plant	8-62	116,915
Transmission and distribution plant
Mains	81	338,368
Services	39	56,396
Storage tanks	76	34,567
Meters	26	29,720
Hydrants	60	17,751
General plant	5-31	65,632

Utility plant in service-Wastewater
Intangible plant	---	117
Treatment and disposal plant	21-81	66,420
Collection mains and lift stations	81	49,189
General plant	5-31	1,845

Property held for future use	---	4,489
Construction work in progress	---	34,213
		840,985
Less – accumulated depreciation		172,954
		$668,031

Substantially all of Artesian Water's utility plant, except the utility plant in the town of Townsend, Delaware, is pledged as security for our First Mortgage Bonds.  As of December 31, 2022, no other water utility plant has been pledged as security for loans.  Two parcels of land in Artesian Wastewater are pledged as security for a loan.

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

Market Information for the Company’s Common Equity

Artesian Resources' Class A Non-Voting Common Stock, or Class A Stock, is listed on the Nasdaq Global Select Market and trades under the symbol "ARTNA." On March 7, 2023, the last closing sale price as reported by the Nasdaq Global Select Market was $55.13 per share.  As of March 7, 2023 there were 528  holders of record of the Class A Stock. The stockholders of Class A shares are entitled to receive dividends when they are declared by the Board of Directors.  The Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.  See the Consolidated Financial Statements for additional information regarding the Company’s dividend history.

The intraday high and low Nasdaq Global Select Market prices on the Class A Stock for each quarter during the past two years were:

	Stock Price
	High	Low
2022
First Quarter	$50.88	$43.02
Second Quarter	$50.00	$44.08
Third Quarter	$60.36	$47.96
Fourth Quarter	$59.98	$45.44

2021
First Quarter	$42.70	$36.68
Second Quarter	$42.10	$35.90
Third Quarter	$40.44	$36.55
Fourth Quarter	$47.99	$37.60

Our Class B Common Stock, or Class B Stock, is quoted on the OTC Bulletin Board under the symbol "ARTNB."  There has been a limited and sporadic public trading market for the Class B Stock.  As of March 1, 2023, the last reported trade of the Class B Stock on the OTC Bulletin Board was at a price of $53.00 per share on February 9, 2023.  As of March 7, 2023, there were 137 holders of record of the Class B Stock.  The Class B shares are paid the same dividend as the Class A shares.

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, we did not issue any unregistered shares of our Class A or Class B Stock.

The following graph compares the percentage change in cumulative shareholder return on the Company’s Class A Stock with the Standard & Poor’s 500 Stock Index and a Peer Group of water utility companies.  The graph covers the period from December 2017 (assuming a $100 investment on December 31, 2017, and the reinvestment of any dividends) through December 2022:

		INDEXED RETURNS
	Base Period	Years Ending December 31
Company Name / Index	2017	2018	2019	2020	2021	2022
Artesian Resources Corporation	100	92.81	101.77	104.28	133.71	172.88
S&P 500 Index	100	95.62	125.72	148.85	191.58	156.88
Peer Group	100	100.28	135.27	156.00	193.40	165.56

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

OVERVIEW

Our profitability is primarily attributable to the sale of water and wastewater services in our regulated utility business.  Our regulated utility segment comprised 90.7% of total operating revenues for the year ended December 31, 2022 and 93.4% for the year ended December 31, 2021.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe these effects of weather are short term and do not materially affect the execution of our strategic initiatives.  Our wastewater services provide a revenue stream that is not affected by these changes in weather patterns.  We continue to seek growth opportunities to provide wastewater services in Delaware and the surrounding areas.

Our profitability is also attributed to other non-utility business, such as various contract operations, water, sewer and internal SLP Plans and other services we provide.  Our contract operations, SLP Plans and other services also provide a revenue stream that is not affected by changes in weather patterns.  We also continue to explore and develop relationships with developers and municipalities in order to increase revenues from contract water and wastewater operations, wastewater management services, and design, construction and engineering services.  We plan to continue developing and expanding our contract operations and other services in a manner that complements our growth in water service to new customers.  Our anticipated growth in these areas is subject to changes in residential and commercial construction, which may be affected by interest rates, inflation and general housing and economic market conditions.  We anticipate continued growth in our non-utility subsidiaries due to our water, sewer, and internal SLP Plans.

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

Materials and Supplies

We are highly dependent on the availability of essential materials and parts from our suppliers for expansion, construction and maintenance of our services.  The majority of the materials required for our water and wastewater utility business are typically under contract at fixed prices, however, supply chain issues associated with the COVID-19 pandemic resulted in price increases and delays in procuring certain materials and equipment in 2021 and 2022. We have been successful in minimizing these delays with thorough planning and pre-ordering.  In addition, as of December 31, 2022, we have increased our quantity of materials and supplies, at an increased value of approximately $2.8 million, reported in Current Assets – Materials and Supplies on the Company’s Consolidated Balance Sheets.  However, there is no assurance that our future financial results or business operations will not be negatively affected.

COVID-19 Pandemic

As of December 31, 2022, the Company’s financial results and business operations have not been materially adversely affected by the coronavirus, or COVID-19, outbreak, which was declared a pandemic in March 2020.  However, we have experienced delays in procuring some materials and supplies as well as increased costs.  While we have been successful in managing these delays, there is no assurance that our future financial results or business operations will not be negatively affected.  The full impact of the COVID-19 outbreak continues to evolve as of the date of this report.  Management is actively monitoring the situation and impacts on its operations, suppliers, industry, and workforce.

Regulated Water Subsidiaries

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue.  As of December 31, 2022, the number of metered water customers in Delaware increased approximately 3.2% compared to December 31, 2021.  The number of metered water customers in Maryland increased approximately 1.2% compared to December 31, 2021.  The number of metered water customers in Pennsylvania remained consistent compared to December 31, 2021.  For the year ended December 31, 2022, approximately 8.6 billion gallons of water were distributed in our Delaware systems and approximately 136.6 million gallons of water were distributed in our Maryland systems.

Regulated Wastewater Subsidiaries

Artesian Wastewater owns wastewater collection and treatment infrastructure and began providing regulated wastewater services to customers in Delaware in July 2005.   Artesian Wastewater Maryland was incorporated on June 3, 2008 and is able to provide regulated wastewater services to customers in Maryland.  It is not currently providing these services in Maryland.  Our residential and commercial wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.  The number of Artesian’s Delaware wastewater customers more than doubled compared to December 31, 2021, following the acquisition of Tidewater Environmental Services, Inc., or TESI.  This acquisition agreement is discussed further in the “Strategic Direction and Recent Developments” section below.

Non-Utility Subsidiaries

Artesian Utility provides contract water and wastewater operation services to private, municipal, and governmental institutions.  Artesian Utility also offers three protection plans to customers, the WSLP Plan, the SSLP Plan, and the ISLP Plan.  SLP Plan customers are billed a flat monthly or quarterly rate, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  As of December 31, 2022, the eligible customers enrolled in the WSLP Plan, the SSLP Plan and the ISLP Plan increased 2.4%, 0.9% and 6.4%, respectively, compared to December 31, 2021.  The non-utility customers enrolled in one of our three protections plans increased 2.5%.

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

In our regulated water subsidiaries, our strategy is to focus on a wide spectrum of activities, which include strategic acquisitions of existing systems, expanding certificated service area, identifying new and dependable sources of supply, developing the wells, treatment plants and delivery systems to supply water to customers and educating customers on the wise use of water.  Our strategy includes focused efforts to expand through strategic acquisitions and in new regions added to our Delaware service territory over the last 10 years.  We plan to expand our regulated water service area in the Cecil County designated growth corridor and to expand our business through the design, construction, operation, management and acquisition of additional water systems.  The expansion of our exclusive franchise areas elsewhere in Maryland and the award of contracts will similarly enhance our operations within the state.

Our ability to develop partnerships with various county governments, municipalities and developers has provided a number of opportunities.  In the last four years, we completed seven acquisitions including asset purchase agreements with municipal and developer/homeowner association operated systems.

We believe that Delaware's generally lower cost of living in the region, availability of development sites in relatively close proximity to the Atlantic Ocean in Sussex County, and attainable financing rates for construction and mortgages have resulted, and will continue to result, in increases to our customer base.  Delaware’s lower property and income tax rate make it an attractive region for new home development and retirement communities.  Substantial portions of Delaware currently are not served by a public water system, which could also assist in an increase to our customer base as systems are added.

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

In our regulated wastewater subsidiaries, we foresee significant growth opportunities and will continue to seek strategic partnerships and relationships with developers and governmental agencies to complement existing agreements for the provision of wastewater service on the Delmarva Peninsula. There are numerous locations in Sussex County where Artesian Wastewater’s and Sussex County’s facilities are connected or integrated to allow for the movement and disposal of wastewater generated by one or the other’s system in a manner that most efficiently and cost effectively manages wastewater transmission, treatment and disposal.  In addition, Artesian Wastewater plans to utilize our larger regional wastewater facilities to expand service areas to new customers while transitioning our smaller treatment facilities into regional pump stations in order to gain additional efficiencies in the treatment and disposal of wastewater. We believe this will reduce operational costs at the smaller treatment facilities in the future because they will be converted from treatment and disposal plants to pump stations to assist with transitioning the flow of wastewater from one regional facility to another.  In addition, since closing the transaction with TESI noted below, Artesian’s Delaware wastewater subsidiaries are the sole regional regulated wastewater utilities in Delaware, which we believe will enable us to increase efficiencies in the treatment and disposal of wastewater and provide additional opportunities to expand our wastewater operations.

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

In our non-utility subsidiaries, we continue pursuing opportunities to expand our contract operations.  Through Artesian Utility, we will seek to expand our contract design, engineering and construction services of water and wastewater facilities for developers, municipalities and other utilities.  We also anticipate continued growth due to our water, sewer and internal SLP Plans.  Artesian Development owns two nine-acre parcels of land, located in Sussex County, Delaware, which will allow for construction of a water treatment facility and wastewater treatment facility.  Artesian Storm Water was formed to expand contract work related to the design, installation, maintenance and repair services associated with existing or proposed storm water management systems in Delaware and the surrounding areas.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies and estimates are those we believe are most important to portraying the financial condition and results of operations and also require significant estimates, assumptions or other judgments by management.  Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.  The following provides an overview of the accounting policies that are particularly important to the results of operations and financial condition of the Company.  Changes in the estimates, assumptions or other judgments included within these accounting policies could result in a significant change to the financial statements in any quarterly or annual period.  We consider the following policies to be the most critical in understanding the judgment that is involved in preparing our Consolidated Financial Statements.  Senior management has discussed the selection and development of our critical accounting policies and estimates with the Audit Committee of the Board of Directors.

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

We record accounts receivable at the invoiced amounts.  An allowance for doubtful accounts is calculated as a percentage of total associated revenues based upon historical trends and adjusted for current conditions.  We mitigate our exposure to credit losses by discontinuing services in the event of non-payment; accordingly, the related allowance for doubtful accounts and associated bad debt expense has not been significant.  However, the Company experienced longer receivable cycles throughout 2020, and into 2021, related to temporary executive orders issued by state governmental agencies requiring utility companies to prohibit late fees and service disconnections for non-payment, resulting in an adjustment to increase the reserve for bad debt. During 2022, the Company experienced receivable cycles similar to those experienced prior to 2020.  Account balances are written off against the allowance when it is probable the receivable will not be recovered.

The Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 980 stipulates generally accepted accounting principles for companies whose rates are established or subject to approvals by a third-party regulatory agency.  Our regulated subsidiaries record deferred regulatory assets under FASB ASC Topic 980, which are costs that may be recovered over various lengths of time as prescribed by the DEPSC, MDPSC and PAPUC.  As the utility incurs certain costs, such as expenses related to rate case applications, a deferred regulatory asset is created.  Adjustments to these deferred regulatory assets are made when the DEPSC, MDPSC or PAPUC determines whether the expense is recoverable in rates, the length of time over which an expense is recoverable, or, because of changes in circumstances, whether a remaining balance of deferred expense is recoverable in rates charged to customers.  In addition, our regulated subsidiaries record deferred and/or amortized regulatory liabilities under FASB ASC Topic 980, as determined by the DEPSC, the MDPSC, and the PAPUC.  Regulatory liabilities represent excess recovery of cost or other items that have been deferred because it is probable such amounts will be returned to customers through future regulated rates.  Adjustments to reflect changes in recoverability of certain deferred regulatory assets or certain deferred regulatory liabilities may have a significant effect on our financial results.

Deferred income taxes are provided in accordance with FASB ASC Topic 740 on all differences between the tax basis of assets and liabilities and the amounts at which they are carried in the consolidated financial statements based on the enacted tax rates expected to be in effect when such temporary differences are expected to reverse. The Company’s rate regulated subsidiaries recognize regulatory liabilities, to the extent considered in ratemaking, for deferred taxes provided in excess of the current statutory tax rate and regulatory assets for deferred taxes provided at rates less than the current statutory rate.  Such tax-related regulatory assets and liabilities are reported at the revenue requirement level and amortized to income as the related temporary differences reverse, generally over the lives of the related properties.

Our long-lived assets consist primarily of utility plant in service and regulatory assets.  We review for impairment of our long-lived assets, including utility plant in service, in accordance with the requirements of FASB ASC Topic 360.  We review regulatory assets for the continued application of FASB ASC Topic 980.  Our review determines whether there have been changes in circumstances or events that have occurred that require adjustments to the carrying value of these assets.  Adjustments to the carrying value of these assets would be made in instances where changes in circumstances or events indicate the carrying value of the asset may not be recoverable in rates charged to customers.  The Company believes there are no impairments in the carrying amounts of its long-lived assets or regulatory assets at December 31, 2022.

In accordance with FASB ASC Topic 350, the accounting guidance for testing goodwill, the Company assesses goodwill for impairment annually or more frequently if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  If the carrying value of the reporting unit exceeds its implied fair value, the Company will recognize an impairment charge for the difference up to the carrying value of the allocated goodwill.  There was no impairment of goodwill as of December 31, 2022.

Results of Operations

2022 Compared to 2021

Operating Revenues

Revenues totaled $98.9 million for the year ended December 31, 2022, $8.0 million, or 8.8%, more than revenues for the year ended December 31, 2021.

Other utility operating revenue increased approximately $4.3 million, or 59.9%, for the year ended December 31, 2022 compared to the year ended December 31, 2021.  This increase is primarily due to an increase in wastewater revenue associated with residential customer growth resulting from the acquisition of TESI in January 2022, industrial wastewater services that started in June 2021, as well as organic residential customer growth.

Non-utility operating revenue increased approximately $3.2 million, or 55.3%, for the year ended December 31, 2022 compared to the same period in 2021.  The increase is primarily due to an increase in contract service revenue related to a contract for the design and construction of wastewater infrastructure and an increase in Service Line Protection Plan revenue.

Water sales revenue increased $0.5 million, or 0.6%, for the year ended December 31, 2022 from the corresponding period in 2021, primarily due to an increase in fixed fee revenue related to added customers.  We realized 79.2% and 85.7% of our total operating revenue for the years ended December 31, 2022 and December 31, 2021, respectively, from the sale of water.

Percentage of Operating Revenues
	2022	2021	2020
Water Sales
Residential	48.7%	53.0%	53.8%
Commercial	17.6	19.4	19.5
Industrial	0.1	0.1	0.1
Government and Other	12.8	13.2	13.4
Other utility operating revenues	11.6	7.9	7.4
Non-utility operating revenues	9.2	6.4	5.8
Total	100.0%	100.0%	100.0%

Residential

Residential water service revenues in 2022 amounted to $48.1 million, a decrease of $0.1 million, or 0.2%, below the $48.2 million recorded in 2021, primarily due to a decrease in overall water consumption.  The volume of water sold to residential customers decreased to 4,209 million gallons in 2022 compared to 4,230 million gallons in 2021, a 0.5% decrease.  The number of residential customers served increased by approximately 2,900, or 3.3%, in 2022.

Commercial

Water service revenues from commercial customers in 2022 decreased by 0.6%, to $17.5 million in 2022 from $17.6 million in 2021, primarily due to a decrease in overall water consumption.  The volume of water sold to commercial customers decreased to 2,232 million gallons in 2022 compared to 2,237 million gallons sold in 2021, a decrease of 0.2%.

Industrial

Water service revenues from industrial customers increased to $79,000 in 2022 from $49,000 in 2021.  The volume of water sold to industrial customers increased to 9.6 million gallons in 2022 from 5.3 million gallons in 2021.

Government and Other

Government and other water service revenues in 2022 increased by 5.6%, to $12.6 million in 2022 from $12.0 million in 2021, primarily due to an increase in overall water consumption.  The volume of water sold to government and other customers increased to 1,337 million gallons in 2022 compared to 1,155 million gallons in 2021, an increase of 15.8%.

Other Utility Operating Revenue

Other utility operating revenue, derived from regulated wastewater services, contract operations, antenna leases on water tanks, finance/service charges, wastewater customer service revenues and industrial wastewater service revenues, increased 59.9%, to $11.5 million in 2022 from $7.2 million in 2021.  This increase is primarily due to an increase in wastewater revenue associated with residential customer growth resulting from the acquisition of TESI in January 2022, industrial wastewater services that started in June 2021, as well as organic residential customer growth.

Non-Utility Operating Revenue

Non-utility operating revenue, derived from non-regulated water and wastewater operations, increased by 55.3%, to $9.1 million in 2022 from $5.8 million in 2021.  The increase is primarily due to an increase in contract service revenue related to a contract for the design and construction of wastewater infrastructure and an increase in Service Line Protection Plan revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $5.6 million, or 10.9%, for the year ended December 31, 2022 compared to the year ended December 31, 2021.  The components of the change in operating expenses primarily include an increase in non-utility operating expenses of $2.9 million, an increase in utility operating expenses of $2.4 million and an increase in property and other taxes of $0.3 million.

Non-utility operating expenses increased $2.9 million, or 73.8%, primarily due to an increase in costs associated with the wastewater infrastructure design and construction contract and an increase in plumbing services related to Service Line Protection Plan repairs.

Utility operating expenses increased $2.4 million, or 5.7%, for the year ended December 31, 2022 compared to the year ended December 31, 2021.  The net increase is primarily related to the following.

Payroll and employee benefit costs increased $1.6 million, primarily related to an increase in overall compensation and an increase in medical benefit costs.

Administrative costs increased $1.2 million, primarily due to outside contract services for wastewater treatment and station maintenance associated with the TESI acquisition and adjustments made in 2021 to reduce the additional bad debt reserve from 2020 associated with the COVID-19 pandemic.

Repair and maintenance costs increased $0.9 million, primarily related to an increase in overall maintenance costs related to the TESI acquisition.  In addition, tank painting and fuel costs increased.  This increase in repair and maintenance costs is partially offset by reimbursements from the Delaware Sand and Gravel Remedial Trust for Artesian Water’s operating costs related to certain treatment costs pursuant to a settlement agreement.

Water treatment costs increased $0.6 million, primarily related to an increase in the cost and usage of water and wastewater treatment chemicals and an increase in water treatment testing costs.

Purchased power costs increased $0.5 million, primarily due to an increase in usage related to the additional operational costs associated with the TESI acquisition and upgraded wastewater treatment facilities, in addition to an increase in overall water operations.

Purchased water costs decreased $2.4 million, related to a decrease of water purchased under a new contract, effective January 2022, in which the minimum amount of water required to be purchased was reduced.

Property and other taxes increased $0.3 million, or 5.1%, primarily due to an increase in utility plant subject to taxation.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.

Percentage of Operating and Maintenance Expenses
	2022	2021	2020
Payroll and Associated Expenses	48.1%	49.9%	51.0%
Administrative	13.2	12.3	14.1
Purchased Water	3.6	9.5	9.9
Repair and Maintenance	11.1	10.2	8.3
Purchased Power	5.7	5.4	5.5
Water Treatment	4.8	4.0	3.7
Non-utility Operating	13.5	8.7	7.5
Total	100.0%	100.0%	100.0%

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 57.1% for the year ended December 31, 2022, compared to 56.1% for the year ended December 31, 2021.

Depreciation and amortization expense increased $0.7 million, or 6.2%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense increased $0.1 million, or 2.5%, primarily due to higher pre-tax income in 2022 compared to 2021, partially offset by a decrease related to stock options exercised.

Other Income, Net

Other income, net increased $0.5 million, primarily due to a $0.5 million increase in AFUDC, as a result of higher long-term construction activity subject to AFUDC for the year ended December 31, 2022 compared to the same period in 2021.

Interest Charges

Long-term debt interest increased $0.9 million, primarily related to an increase in long-term debt interest associated with the Series W First Mortgage Bond issued on April 29, 2022.

Net Income

Our net income applicable to common stock increased $1.2 million, or 7.0%.  Total operating revenues increased $8.0 million and AFUDC increased $0.5 million, partially offset by a $6.4 million increase in total operating expenses and $0.9 million increase in interest charges.

Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K includes a comparative discussion of the years ended December 31, 2021 and 2020 and is incorporated herein by reference.

Liquidity and Capital Resources

Overview

The Company’s primary sources of liquidity for the year ended December 31, 2022 were $24.3 million of cash provided by operating activities, $16.4 million in net contributions and advances from developers, which includes $2.0 million of grant funds from the State of Delaware, $31.8 million from the issuance of long-term debt and $2.1 million in net proceeds from the issuance of common stock.  These funds were used to invest $48.5 million in capital expenditures and $6.3 million in acquisitions and to pay dividends of approximately $10.3 million.

We depend on the availability of capital for expansion, construction and maintenance.  We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations.  We expect that our net investments in utility plant in 2023 will be approximately $57.0 million.  Our total obligations related to interest and principal payments on indebtedness, rental payments, elevated storage tank agreements and water service interconnection agreements for 2023 are anticipated to be approximately $31.8 million.

Operating Activities

One of our primary sources of liquidity for the year ended December 31, 2022 was $24.3 million provided by cash flow from operating activities.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.  We will continue to borrow on available lines of credit in order to satisfy current liquidity needs.  In addition, the Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.

Investment Activities

The primary focus of our investment in 2022 was to continue to provide high quality, reliable service to our growing service territory.  Capital expenditures during 2022 were $48.5 million compared to $40.8 million invested during the same period in 2021.  During 2022, we continue to focus our investment through our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains, installation of new mains, enhancing or improving existing treatment facilities, construction of new water storage tanks, and replacing aging wells and pumping equipment to better serve our customers.  In May 2022, we completed the purchase of substantially all of the water operating assets from the Town of Clayton.  We also continue to invest in wastewater projects, including the acquisition of TESI in January 2022.  Developers contributed $8.0 million of the total investment during the year ended 2022.

The following chart summarizes our investment in plant and systems over the past three fiscal years

In thousands	2022	2021	2020

Source of supply, treatment and pumping	$14,158	$9,681	$14,999
Transmission and distribution	17,712	20,951	15,993
General plant and equipment	3,856	1,739	3,089
Developer financed utility plant	8,038	6,866	4,132
Wastewater facilities	5,613	2,133	2,586
Allowance for Funds Used During Construction, AFUDC	(894)	(556)	(781)
Total	$48,483	$40,814	$40,018

Of the $67.3 million gross investment expected in 2023, approximately $10.5 million will be for extending transmission and distribution facilities to address service needs in growth areas of our service territory.  Approximately $16.4 million will be invested in renewals associated with the rehabilitation of aging infrastructure.  Approximately $12.0 million will be invested in upgraded PFAS treatment equipment, an elevated storage tank, both additional and restored water treatment facilities, and equipment and wells throughout Delaware, Maryland, and Pennsylvania to identify, develop, treat, and protect sources of water supply to assure uninterrupted service to our customers.  Approximately $9.8 million will be invested in the construction of force mains used for the transmission of wastewater to plants.  Approximately $7.9 million will be invested into the ongoing construction of a regional wastewater treatment plant, along with improvements to existing wastewater treatment plants and wastewater pumping stations.  Approximately $7.5 million will be invested in general plant, which includes replacement computer hardware, transportation and equipment upgrades, new corporate automation, and building renovations.  Approximately $2.4 million will be invested in the relocations of facilities as a result of government mandates.  Additionally, we will refund $0.8 million to customers, real estate developers and builders related to previous advances for construction they provided to Artesian for distribution facilities on their properties.

Our projected capital expenditures and other investments are subject to periodic review, and revision to reflect changes in economic conditions and other factors.  The Company’s investment for 2023 is expected to be offset by developer contributions of $7.1 million and grant funds from the State of Delaware of $3.2 million, for a net investment of $57.0 million in 2023.  The Company believes the net investment in utility plant will continue to be recovered through rates charged to customers.

Financing Activities

We have several sources of liquidity to finance our investment in utility plant and other fixed assets.  We estimate that future investments will be financed by our operations and external sources.  We expect to fund our activities for the next twelve months using our projected cash generated from operations, bank credit lines, state revolving fund loans, government grants, and other capital market financing as needed to provide sufficient working capital to maintain normal operations, to meet our financing requirements and to expand through strategic acquisitions.  We believe that our cash on hand and future cash generated from the foregoing activities will provide adequate resources to fund our short-term and long-term capital, operating and financing needs. However, there is no assurance that we will be able to secure funding on terms acceptable to us, or at all.  Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by state public service commissions.

Material Cash Requirements

Lines of Credit and Long Term Debt

At December 31, 2022, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of December 31, 2022, there was $26.9 million of available funds under this line of credit.  The previous interest rate for borrowings under this line was the London Interbank Offered Rate, or LIBOR, plus 1.00%.  It is expected that the LIBOR rate for USD currency will be discontinued after June 30, 2023.  As a result, effective May 20, 2022, this line of credit agreement was amended to replace LIBOR with the Daily Secured Overnight Financing Rate, or SOFR.  The interest rate is a one-month SOFR plus 10 basis points, or Term SOFR, plus an applicable margin of 0.85%.  Term SOFR cannot be less than 0.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 21, 2023 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At December 31, 2022, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of December 31, 2022, there was $12.9 million of available funds under this line of credit.  The previous interest rate for borrowings under this line allowed the Company to select either LIBOR plus 1.50% or a weekly variable rate established by CoBank; the Company historically used the weekly variable interest rate.  In October 2022, this line of credit was amended to replace the previous interest rate options with a daily SOFR rate plus 1.45% option or a term SOFR rate plus 1.45% option that is locked in for either one or three months.  The term of this line of credit expires on October 29, 2023.  Artesian Water expects to renew this line of credit.

The Company’s material cash requirements include the following lines of credit commitments and contractual obligations:

Material Cash Requirements	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$7,924	$15,773	$15,659	$237,358	$276,714
State revolving fund loans (principal and interest)	937	1,699	1,463	6,364	10,463
Promissory note (principal and interest)	961	1,921	1,924	10,613	15,419
Asset purchase contractual obligation (principal and interest)	345	672	647	---	1,664
Lines of credit	20,174	---	---	---	20,174
Operating leases	25	51	52	1,406	1,534
Operating agreements	60	79	84	782	1,005
Unconditional purchase obligations	809	1,568	770	---	3,147
Tank painting contractual obligation	626	939	---	---	1,565
Total contractual cash obligations	$31,861	$22,702	$20,599	$256,523	$331,685

Artesian’s long-term debt agreements and revolving lines of credit contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guarantee certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business.  As of December 31, 2022, we were in compliance with these covenants.

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

On April 29, 2022, Artesian Water and CoBank entered into a Bond Purchase Agreement, or the Agreement, relating to the issue and sale by Artesian Water to CoBank of a $30 million principal amount First Mortgage Bond, Series W, or the Bond, due April 30, 2047, or the Maturity Date.  The Bond was issued pursuant to Artesian Water’s Indenture of Mortgage dated as of July 1, 1961, as amended and supplemented by supplemental indentures, including the Twenty-Fifth Supplemental Indenture dated as of April 29, 2022, or the Supplemental Indenture, from Artesian Water to Wilmington Trust Company, as Trustee.  The Supplemental Indenture is a first mortgage lien against substantially all of Artesian Water’s utility plant.  The proceeds from the sale of the Bond were used to pay down outstanding lines of credit of the Company and a loan payable to Artesian Resources, with any additional proceeds used to fund capital investments in Artesian Water.  The DEPSC approved the issuance of the Bond on April 20, 2022.  The Bond carries an annual interest rate of 4.43% through but excluding the Maturity Date.  Interest is payable on June 30th, September 30th, December 30th and March 30th in each year and on the Maturity Date, beginning June 30, 2022, until Artesian Water’s obligation with respect to the payment of principal, premium (if any) and interest shall be discharged.  Overdue payments shall bear interest as provided in the Supplemental Indenture. The term of the Bond also includes certain limitations on Artesian Water’s indebtedness.

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

On August 12, 2022, Artesian Water entered into three Financing Agreements, or the Financing Agreements, with the Delaware Drinking Water State Revolving Fund (the “Fund”), acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of the state of Delaware, or the Department.  The Department makes loans to, and acquires obligations of, eligible persons in Delaware to finance the costs of drinking water facilities in accordance with the Federal Safe Drinking Water Act using funds from the Fund. Under the Financing Agreements, the Department has agreed to advance to Artesian Water up to $966,000, $1,167,000 and $3,200,000 (collectively, the “Loans”) from the Fund to finance all or a portion of the costs to replace specific water transmission mains in service areas located in New Castle County, Delaware (collectively, the “Projects”).  In accordance with the Financing Agreements, Artesian Water will from time to time request funds under the Loans as it incurs costs in connection with the Projects. In connection with the Financing Agreements, Artesian Water issued to the Department three General Obligation Notes dated as of August 12, 2022, or the Notes. Under the Notes, borrowings under the Financing Agreements bear interest at a rate of 1.0% per annum and are further subject to an administrative fee at a rate of 1.0% per annum (collectively, interest and the administrative fee are referred to herein as “Fee”).  The Fee shall be paid semiannually on each February 1 and August 1, beginning on February 1, 2023.  The Notes will mature on February 1, 2043.  As of December 31, 2022, approximately $1.8 million was borrowed under the Loans.

On December 9, 2022, Artesian Water Company entered into three Financing Agreements, or the Financing Agreements, with the Fund, acting by and through the Department. Under the Financing Agreements, the Department has agreed to advance to or to reimburse Artesian Water up to $901,170, $1,042,695 and $1,050,000 (collectively, the “Loans”) from the Fund to finance all or a portion of the costs to replace specific water transmission mains in service areas located in New Castle County, Delaware (collectively, the “Projects”).  In accordance with the Financing Agreements, Artesian Water will from time to time request funds under the Loans as it incurs costs in connection with the Projects.  In connection with the Financing Agreements, Artesian Water issued to the Department three General Obligation Notes dated as of December 9, 2022, or the Notes.  Under the Notes, borrowings under the Financing Agreements bear interest at a rate of 1.0% per annum and are further subject to an administrative fee at a rate of 1.0% per annum (collectively, interest and the administrative fee are referred to herein as “Fee”).  The Fee shall be paid semiannually on each June 1 and December 1, beginning on June 1, 2023.  Two notes will mature on June 1, 2043 and one will mature on December 1, 2043.  As of December 31, 2022, approximately $1.0 million was requested under the Loans, and funds received in January 2023.

In order to control purchased power cost, in August 2018 Artesian Water entered into an electric supply contract with MidAmerican Energy Services, LLC effective from September 2018 through May 2022.  In February 2021, Artesian Water entered into a new electric supply contract with MidAmerican that is effective from May 2021 to May 2025.  The fixed rate was lowered 5.6% starting in May 2021.  In August 2018, Artesian Water Maryland entered into an electric supply agreement with Constellation NewEnergy, Inc., effective from May 2019 through May 2022.  In February 2022, Artesian Water Maryland entered into an electric supply agreement with Constellation NewEnergy, Inc., effective from May 2022 through November 2025.  In January 2022, following the acquisition of Tidewater Environmental Services, Inc., TESI dba Artesian Wastewater assumed an electricity supply contract with WGL Energy that is effective through December 2024.

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

The Company’s business operations give rise to market risk exposure due to changes in interest rates and commodity prices.  To manage such risks effectively, the Chief Financial Officer, with support from the Executive Officers, Audit Committee and Board of Directors, evaluates strategies to mitigate these risks by limiting variable rate exposure and by monitoring the effects of market changes in interest rates.  The Company’s financial risk management evaluations are designed to protect against risk arising from extreme adverse market movements on our key exposures.

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds and the term of the promissory note, which have final maturity dates ranging from 2028 to 2049, and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit, with two banks, under which the interim bank loans payable at December 31, 2022 were approximately $20.2 million.  An increase in the variable interest rates has resulted and is expected to continue to result in an increase in the cost of borrowing on these variable rate lines of credit.  Also, changes in SOFR could affect our operating results and liquidity.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing multi-year supply contracts at fixed prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
In thousands

	For the Year Ended
ASSETS	December 31, 2022	December 31, 2021
Utility plant, at original cost less accumulated depreciation	$668,031	$590,431
Current assets
Cash and cash equivalents	1,309	92
Accounts receivable (less allowance for doubtful accounts 2022 - $416; 2021-$429)	13,511	8,367
Income tax receivable	1,632	2,234
Unbilled operating revenues	1,586	1,080
Materials and supplies	4,702	1,933
Prepaid property taxes	2,186	2,306
Prepaid expenses and other	2,878	2,652
Total current assets	27,804	18,664
Other assets
Non-utility property (less accumulated depreciation 2022-$990; 2021-$919)	3,740	3,751
Other deferred assets	10,536	5,097
Goodwill	1,939	—
Operating lease right of use assets	467	451
Total other assets	16,682	9,299
Regulatory assets, net	7,274	6,321
Total Assets	$719,791	$624,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity
Common stock	$9,503	$9,414
Preferred stock	—	—
Additional paid-in capital	107,142	104,989
Retained earnings	71,286	63,607
Total stockholders’ equity	187,931	178,010
Long-term debt, net of current portion	175,619	143,259
	363,550	321,269
Current liabilities
Lines of credit	20,174	26,703
Current portion of long-term debt	2,003	1,591
Accounts payable	10,929	10,206
Accrued expenses	4,246	4,038
Overdraft payable	43	30
Accrued interest	989	917
Income taxes payable	6	—
Customer and other deposits	2,489	2,273
Other	3,190	1,448
Total current liabilities	$44,069	$47,206

Commitments and contingencies (Note 11)	—	—

Deferred credits and other liabilities
Net advances for construction	$3,686	$4,295
Operating lease liabilities	466	440
Regulatory liabilities	28,721	21,260
Deferred investment tax credits	439	456
Deferred income taxes	54,552	53,133
Total deferred credits and other liabilities	$87,864	$79,584

Net contributions in aid of construction	224,308	176,656
Total Liabilities and Stockholders’ Equity	$719,791	$624,715

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts

	For the Year Ended December 31,
	2022	2021	2020

Operating revenues
Water sales	$78,318	$77,821	$76,476
Other utility operating revenue	11,506	7,195	6,525
Non-utility operating revenue	9,073	5,843	5,140
Total Operating Revenues	98,897	90,859	88,141

Operating expenses
Utility operating expenses	43,772	41,414	40,338
Non-utility operating expenses	6,850	3,942	3,277
Depreciation and amortization	12,620	11,885	11,143
Taxes
State and federal income tax expense (benefit)
Current	4,285	3,360	8,073
Deferred	1,593	2,377	(2,389)
Property and other taxes	5,871	5,587	5,404
Total Operating Expenses	74,991	68,565	65,846

Operating income	23,906	22,294	22,295

Other income, net
Allowance for funds used during construction (AFUDC)	1,329	823	1,170
Miscellaneous	1,265	1,302	971
	2,594	2,125	2,141

Income before interest charges	26,500	24,419	24,436

Interest charges	8,502	7,592	7,619

Net income applicable to common stock	$17,998	$16,827	$16,817

Income per common share:
Basic	$1.90	$1.79	$1.80
Diluted	$1.90	$1.79	$1.79

Weighted average common shares outstanding:
Basic	9,462	9,394	9,327
Diluted	9,481	9,426	9,369

Cash dividends per share of common stock	$1.09	$1.05	$1.01

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	For the Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,998	$16,827	$16,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,620	11,885	11,143
Deferred income taxes, net	2,282	2,803	(1,963)
Stock compensation	152	193	178
AFUDC, equity portion	(894)	(556)	(781)

Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	(3,779)	94	(2,324)
Income tax receivable	602	(1,605)	(610)
Unbilled operating revenues	(141)	86	45
Materials and supplies	(2,769)	(398)	(271)
Income taxes payable	6	(28)	(106)
Prepaid property taxes	697	(415)	63
Prepaid expenses and other	(216)	(444)	42
Other deferred assets	(5,473)	(445)	(409)
Regulatory assets	317	115	390
Regulatory liabilities	6,799	(535)	(635)
Accounts payable	(3,989)	3,547	(1,835)
Accrued expenses	(564)	(71)	301
Accrued interest	72	(13)	100
Revenue reserved for refund	—	—	—
Customer deposits and other	545	270	213
NET CASH PROVIDED BY OPERATING ACTIVITIES	24,265	31,310	20,358

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(48,483)	(40,814)	(34,277)
Investment in acquisitions, net of cash acquired	(6,341)	—	(5,741)
Proceeds from sale of assets	65	90	46
NET CASH USED IN INVESTING ACTIVITIES	(54,759)	(40,724)	(39,972)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under lines of credit agreements	(6,529)	(110)	19,313
Increase (decrease) in overdraft payable	13	(75)	90
Net advances and contributions in aid of construction	16,431	15,817	9,280
Net proceeds from issuance of common stock	2,090	1,390	1,539
Issuance of long-term debt	31,803	4,126	—
Dividends paid	(10,319)	(9,826)	(9,376)
Debt issuance costs	(135)	(19)	(28)
Principal repayments of long-term debt	(1,643)	(1,825)	(1,772)
NET CASH PROVIDED BY FINANCING ACTIVITIES	31,711	9,478	19,046

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,217	64	(568)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	92	28	596

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,309	$92	$28

Non-cash Investing and Financing Activity:
Utility plant received as construction advances and contributions in aid of construction	$8,416	$3,538	$2,403
Contractual amounts of contributions in aid of construction due from developers included in accounts receivable	$726	$545	$1,705
Contractual amounts of contributions in aid of construction received from developers previously included in accounts receivable	$356	$1,749	$781
Change in amounts included in accounts payable and accrued payables related to capital expenditures	$3,182	$3,763	$3,122

Supplemental Cash Flow Information:
Interest paid	$8,430	$7,605	$7,519
Income taxes paid	$3,482	$5,181	$8,792

Purchase price allocation of investment in acquisitions:
Utility plant	$33,345	$—	$5,118
Cash	280	—	—
Goodwill	1,939	—	—
Other assets	1,033	—	623
Total assets	36,597	—	5,741
Less:
Liabilities	2,828	—	—
Future contractual obligation payable to seller	1,569	—	—
Contributions in aid of construction	25,579	—	—
Cash paid for acquisitions	6,621	—	5,741
Cash received from acquisitions	280	—	—
Net cash paid for acquisitions	$6,341	$—	$5,741

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
In thousands

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2019	8,410	882	$8,410	$882	$101,811	$49,165	$160,268

Net income	—	—	—	—	—	16,817	16,817
Cash dividends declared
Common stock	—	—	—	—	—	(9,376)	(9,376)
Issuance of common stock
Dividend reinvestment plan	11	—	11	—	377	—	388
Employee stock options and awards(4)	42	—	42	—	832	—	874
Employee Retirement Plan(3)	12	—	12	—	443	—	455
Balance as of December 31, 2020	8,475	882	$8,475	$882	$103,463	$56,606	$169,426

Net income	—	—	—	—	—	16,827	16,827
Cash dividends declared
Common stock	—	—	—	—	—	(9,826)	(9,826)
Issuance of common stock
Dividend reinvestment plan	10	—	10	—	382	—	392
Employee stock options and awards(4)	38	—	38	—	790	—	828
Employee Retirement Plan(3)	9	—	9	—	354	—	363
Balance as of December 31, 2021	8,532	882	$8,532	$882	$104,989	$63,607	$178,010

Net income	—	—	—	—	—	17,998	17,998
Cash dividends declared
Common stock	—	—	—	—	—	(10,319)	(10,319)
Issuance of common stock
Dividend reinvestment plan	7	—	7	—	366	—	373
Employee stock options and awards(4)	82	—	82	—	1,787	—	1,869
Employee Retirement Plan(3)	—	—	—	—	—	—	—
Balance as of December 31, 2022	8,621	882	$8,621	$882	$107,142	$71,286	$187,931

(1)
At December 31, 2022, 2021, and 2020, Class A Common Stock had 15,000,000 shares authorized.  For the same periods, shares issued, inclusive of treasury shares, were 8,650,392, 8,561,772 and 8,504,429, respectively.

(2)	At December 31, 2022, 2021, and 2020, Class B Common Stock had 1,040,000 shares authorized and 882,000 shares issued.
(3)	Artesian Resources Corporation registered 200,000 shares of Class A Common Stock, subsequently adjusted for stock splits, available for purchase through the Company’s 401(k) retirement plan.
(4)
Under the Equity Compensation Plan, effective December 9, 2015, Artesian Resources Corporation authorized up to 331,500 shares of Class A Common Stock for issuance of grants in forms of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the Plan. Includes stock compensation expense for the years ended December 31, 2022, 2021, and 2020, see Note 1-Stock Compensation Plans.

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

Regulated Utility Accounting

The accounting records of Artesian Water Company, Inc., or Artesian Water, Artesian Wastewater Management, Inc., or Artesian Wastewater, and, effective January 14, 2022, Tidewater Environmental Services, Inc. dba Artesian Wastewater, or TESI, are maintained in accordance with the uniform system of accounts as prescribed by the Delaware Public Service Commission, or the DEPSC.  The accounting records of Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, are maintained in accordance with the uniform system of accounts as prescribed by the Pennsylvania Public Utility Commission, or the PAPUC.  The accounting records of Artesian Water Maryland, Inc., or Artesian Water Maryland, and Artesian Wastewater Maryland, Inc., or Artesian Wastewater Maryland, are maintained in accordance with the uniform system of accounts as prescribed by the Maryland Public Service Commission, or the MDPSC.  All these subsidiaries follow the provisions of Financial Accounting Standards Board, or FASB, ASC Topic 980, which provides guidance for companies in regulated industries. These regulated subsidiaries account for the majority of our operating revenue. See Note 18 to our Consolidated Financial Statements for a full description of our segment information.

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

In accordance with rate filings recorded with the DEPSC, Artesian Water, Artesian Wastewater and TESI accrue an Allowance for Funds Used during Construction, or AFUDC.  AFUDC, which represents the cost of funds devoted to construction projects through the date the project is placed in service, is capitalized as part of construction work in progress.  The rate used for the AFUDC calculation is based on Artesian Water’s and Artesian Wastewater’s weighted average cost of debt and the rate of return on equity authorized by the DEPSC.  The rate used to capitalize AFUDC for Artesian Water in 2022, 2021, and 2020 was 6.9%, 6.7%, and 7.0%, respectively.  The rate used to capitalize AFUDC for Artesian Wastewater in 2022, 2021, and 2020 was 6.9%, 6.4%, and 6.3%, respectively. The rate used to capitalize AFUDC for TESI in 2022 was 5.7%.

Utility plant comprises:
In thousands
		December 31,
	Estimated Useful Life (In Years)	2022	2021
Utility plant at original cost
Utility plant in service-Water
Intangible plant	—	$140	$140
Source of supply plant	45-85	25,223	25,045
Pumping and water treatment plant	8-62	116,915	109,087
Transmission and distribution plant
Mains	81	338,368	320,767
Services	39	56,396	53,210
Storage tanks	76	34,567	29,972
Meters	26	29,720	28,778
Hydrants	60	17,751	16,789
General plant	5-31	65,632	62,604

Utility plant in service-Wastewater
Intangible plant	—	117	116
Treatment and disposal plant	21-81	66,420	43,725
Collection mains & lift stations	81	49,189	33,901
General plant	5-31	1,845	1,665

Property held for future use	—	4,489	5,536
Construction work in progress	—	34,213	18,481
		840,985	749,816
Less – accumulated depreciation		172,954	159,385
		$668,031	$590,431

Depreciation and Amortization

For financial reporting purposes, depreciation is recorded using the straight-line method at rates based on estimated economic useful lives, which range from 5 to 85 years. Composite depreciation rates for water utility plant were 2.16%, 2.17% and 2.23% for 2022, 2021 and 2020, respectively. In a rate order issued by the DEPSC, the Company was directed effective January 1, 1998 to begin using revised depreciation rates for utility plant. In rate orders issued by the DEPSC, Artesian Water was directed, effective May 28, 1991 and August 25, 1992, to offset depreciation recorded on utility plant by depreciation on utility property funded by Contributions in Aid of Construction, or CIAC, and Advances for Construction, or Advances, respectively.  This reduction in depreciation expense is also applied to outstanding CIAC and Advances.  Other deferred assets are amortized using the straight-line method over applicable lives, which range from 20 to 24 years.

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

Affiliated interest agreement deferred costs relate to the regulatory and administrative costs resulting from efforts necessary to secure  water allocations in Artesian Water Pennsylvania’s territory for the provision of service to the surrounding area and interconnection to Artesian Water Pennsylvania’s affiliate regulated water utility Artesian Water.  These costs were specifically included for cost recovery pursuant to an Affiliated Interest Agreement between Artesian Water and Artesian Water Pennsylvania and were approved for recovery by the PAPUC and were reclassed from deferred costs to a regulatory asset in 2022.

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Deferred contract costs and other	5
Rate case studies	5
Delaware rate proceedings	2.5
Maryland rate proceedings	5
Debt related costs	15 to 30 (based on term of related debt)
Deferred costs affiliated interest agreement	20
Goodwill (resulting from acquisition of Mountain Hill Water Company in 2008)	50
Deferred acquisition costs (resulting from purchase of water assets in Cecil County, Maryland in 2011 and Port Deposit, Maryland in 2010)	20
Franchise Costs (resulting from purchase of water assets in Cecil County, Maryland in 2011)	80

Regulatory assets, net of amortization, comprise:

(in thousands)	December 31, 2022	December 31, 2021

Deferred income taxes	$465	$355
Deferred contract costs and other	227	288
Debt related costs	4,682	4,902
Goodwill	266	273
Deferred costs affiliated interest agreement	1,114	—
Deferred acquisition and franchise costs	520	503
	$7,274	$6,321

Impairment or Disposal of Long-Lived Assets

Our long-lived assets consist primarily of utility plant in service and regulatory assets.  A review of our long-lived assets is performed in accordance with the requirements of FASB ASC Topic 360. In addition, the regulatory assets are reviewed for the continued application of FASB ASC Topic 980.  The review determines whether there have been changes in circumstances or events that have occurred requiring adjustments to the carrying value of these assets.  FASB ASC Topic 980 stipulates that adjustments to the carrying value of these assets would be made in instances where the inclusion in the rate-making process is unlikely.  For the years ended December 31, 2022, 2021 and 2020, there was no impairment or regulatory disallowance identified in our review.

Goodwill

The Company records goodwill when the purchase price of a business combination exceeds the estimated fair value of net identified tangible and intangible assets acquired.  At December 31, 2022, the Company had approximately $1.9 million of goodwill.  The $1.9 million goodwill arose from the January 2022 acquisition of Tidewater Environmental Services, Inc.  Artesian Wastewater operates as the parent holding company of Tidewater Environmental Services, Inc. dba Artesian Wastewater, or TESI.  In accordance with the accounting guidance for testing goodwill, the Company annually assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  For 2022, the Company’s assessment of qualitative factors did not indicate that an impairment had occurred for goodwill.  Based on the results of the qualitative testing, the Company did not perform quantitative testing on goodwill in 2022.

Other Deferred Assets

The investment in CoBank, which is a cooperative bank, is related to certain outstanding First Mortgage Bonds and is a required investment in the bank based on the underlying long-term debt agreements.  The settlement agreement receivable is related to the long-term portion of reimbursements due in years 2024 and 2025 as further discussed in Note 1-Accounts Receivable.

Other deferred assets at December 31, net of amortization, comprise:

In thousands	2022	2021

Investment in CoBank	$5,351	$4,850
Settlement agreement receivable-long term	4,991	—
Other deferred assets	194	247
	$10,536	$5,097

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

Contributions in Aid of Construction

CIAC includes the non-refundable portion of advances for construction and direct contributions of water mains, services and hydrants, and wastewater treatment facilities and collection systems, or cash to reimburse our water and wastewater subsidiaries for costs to construct water mains, services and hydrants, and wastewater treatment and disposal plants.  Effective with the Tax Cuts and Jobs Act, or TCJA, in 2017 CIAC was taxable and the DEPSC, MDPSC and PAPUC allowed the Company to collect additional CIAC to pay the associated tax.  In 2021, legislation was enacted to amend the TCJA, which now exempts CIAC from income taxes for regulated water and wastewater utilities, effective for all of 2021 and forward.  In 2022 the Company refunded developers a total of $3.6 million for the additional CIAC collected in 2021 to pay the associated tax.

As of December 31, 2022, Artesian Water received approximately $2.0 million in grant funding from the State of Delaware, Delaware Department of Health and Social Services, Division of Public Health, or DPH, pursuant to grant agreements.  The grants shall be used by Artesian Water to cover the costs associated with certain construction projects.  The grant funds received under the grant agreements are recorded in accordance with the requirements under FASB ASC Topic 980, in Net contributions in aid of construction in the Consolidated Balance Sheets.  Artesian Water is eligible to receive an additional $3.8 million of grant funds pursuant to the grant agreements.

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

Deferred settlement refunds consist of reimbursements from the Delaware Sand and Gravel Remedial Trust for Artesian Water’s past capital and operating costs, totaling approximately $10.0 million, related to the treatment costs associated with the release of contaminants from the Delaware Sand & Gravel Landfill Superfund Site in groundwater that Artesian Water uses for public potable water supply, pursuant to the Settlement Agreement.  Approximately $2.5 million was paid in August 2022.  The remaining $7.5 million is due in three equal installments no later than August of each year from 2023 through 2025.  Artesian Water received approval from the DEPSC in October 2022 to refund to its customers these reimbursements for past capital and operating costs.  The refund for the reimbursements will be applied to current and future customer bills in annual installments. The first refund occurred in October 2022, and future customer refunds will occur no later than August of each year from 2023 through 2025.  The amount of the credit will be calculated by dividing the amount of the reimbursement by the number of eligible customers.  Beginning in 2022, Artesian Water will record 2022 and future recovery of capital expenditures as Contributions in Aid of Construction and will record expense recovery as an offset to operations and maintenance expense, with the intention that those recoveries will then be available for inclusion and consideration in any future rate applications.  For a full discussion of the Settlement Agreement, refer to Part II – Financial Statements and Supplementary Data – Item 8 – Note 17 - Legal Proceedings.

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

Regulatory liabilities comprise:
	(in thousands)
	December 31, 2022	December 31, 2021

Utility plant retirement cost obligation	$—	$149
Deferred settlement refunds	7,487	—
Deferred income taxes (related to TCJA)	21,234	21,111

	$28,721	$21,260

Income Taxes

Deferred income taxes are provided in accordance with FASB ASC Topic 740 on all differences between the tax basis of assets and liabilities and the amounts at which they are carried in the consolidated financial statements based on the enacted tax rates expected to be in effect when such temporary differences are expected to reverse. The Company’s rate regulated subsidiaries recognize regulatory liabilities, to the extent considered in ratemaking, for deferred taxes provided in excess of the current statutory tax rate and regulatory assets for deferred taxes provided at rates less than the current statutory rate.  Such tax-related regulatory assets and liabilities are reported at the revenue requirement level and amortized to income as the related temporary differences reverse, generally over the lives of the related properties.

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  The Company establishes reserves for uncertain tax positions based upon management’s judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known.  The statute of limitations for the 2017 tax returns lapsed during the fourth quarter of 2021, which resulted in the reversal of the reserve in the amount of approximately $26,000. The statute of limitations for the 2018 tax returns lapsed during the third quarter of 2022, which resulted in the reversal of the reserve in the amount of approximately $212,000.  The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense.  During the third quarter, the Company has reversed approximately $10,000 in penalties and interest for the nine months ended September 30, 2022, leaving a zero balance. The Company remains subject to examination by federal and state authorities for the tax years 2019 through 2022.

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

Compensation expenses for restricted stock awards were $152,000, $193,000 and $178,000 in 2022, 2021 and 2020, respectively. Costs were determined based on the fair value on the dates of the awards and those costs were charged to income over the service periods associated with the awards. As of December 31, 2022, there was $76,000 of unrecognized expense related to non-vested awards of restricted shares granted under the 2015 Plan.

There was no stock compensation cost capitalized as part of an asset.

Stock Options

No options were granted in 2022, 2021 or 2020.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amounts. As set forth in a settlement agreement, Artesian Water will receive reimbursements from the Delaware Sand and Gravel Remedial Trust, or Trust, for Artesian Water’s past capital and operating costs, totaling approximately $10.0 million, related to the treatment costs associated with the release of contaminants from the Delaware Sand & Gravel Landfill Superfund Site, or Site, in groundwater that Artesian Water uses for public potable water supply.  Approximately $2.5 million was paid in August 2022.  The remaining $7.5 million is due in three equal installments no later than August of each year from 2023 through 2025.  An allowance for doubtful accounts is calculated as a percentage of total associated revenues based upon historical trends and adjusted for current conditions.  We mitigate our exposure to credit losses by discontinuing services in the event of non-payment; accordingly, the related allowance for doubtful accounts and associated bad debt expense has not been significant. The allowance for doubtful accounts was $0.4 million and $0.4 million at December 31, 2022 and December 31, 2021, respectively.  The corresponding expense, excluding the reserve adjustment recorded in 2021, for the years ended December 31, 2022 and 2021 was $0.1 million and $0.1 million, respectively.

The following table summarizes the changes in the Company’s accounts receivable balance:
	December 31,
In thousands	2022	2021

Customer accounts receivable – water	$5,981	$5,986
Customer accounts receivable – wastewater	482	1,326
Settlement agreement receivable	2,532	—
Miscellaneous accounts receivable	3,781	786
Developer receivable	1,151	698
	13,927	8,796
Less allowance for doubtful accounts	416	429
Net accounts receivable	$13,511	$8,367

The activities in the allowance for doubtful accounts are as follows:

	December 31,
In thousands	2022	2021

Beginning balance	$429	$862
Allowance adjustments	146	(236)
Recoveries	28	25
Write off of uncollectible accounts	(187)	(222)
Ending balance	$416	$429

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, Artesian Resources considers all temporary cash investments with an original maturity of three months or less to be cash equivalents. Artesian Resources and its subsidiaries utilize their bank’s zero balance account disbursement service to reduce the use of their lines of credit by funding checks as they are presented to the bank for payment rather than at issuance. If the checks currently outstanding, but not yet funded, exceed the cash balance on our books, the net liability is recorded as a current liability on the Consolidated Balance Sheet in the Overdraft Payable account.

Inventories

Inventories consist of materials and supplies related to water and wastewater utility plant.  These materials and supplies are used for new construction and repairs, and are recorded at the purchase cost.  Usage costs are determined by the first-in, first-out method.  The Company adjusts inventory value based on historical usage and forecasted demand.  We are highly dependent on the availability of essential materials and parts from our suppliers for expansion, construction and maintenance of our services.  The majority of the materials required for our water and wastewater utility business are typically under contract at fixed prices, however, supply chain issues associated with the COVID-19 pandemic resulted in price increases and delays in procuring certain materials and equipment.  We have been successful in minimizing these delays with thorough planning and pre-ordering.  As of December 31, 2022, we have increased our quantity of materials and supplies in inventory, at an increased value of approximately $2.8 million, reported in Current Assets – Materials and Supplies on the Company’s Consolidated Balance Sheets.

Use of Estimates in the Preparation of Consolidated Financial Statements

The consolidated financial statements were prepared in conformity with generally accepted accounting principles in the U.S., which require management to make certain estimates and assumptions regarding the reported amounts of assets and liabilities including unbilled revenues, credit losses and reserves for bad debt, regulatory asset recovery , lease agreements, goodwill and contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from management’s estimates.

All additions to utility plant are recorded at cost.  Business combinations pursuant to ASC Topic 805 may result in a purchase price allocation and the acquired assets are required to be evaluated by the applicable regulatory agency.  Artesian Wastewater acquired TESI in January 2022 and Artesian Water purchased substantially all of the water operating assets from the Town of Clayton in May 2022.  As of December 31, 2022, the fair value determination for TESI and the town of Clayton is finalized.  A third-party valuation specialist assisted with the valuation of the assets acquired.

NOTE 2

REVENUE RECOGNITION

Background

Artesian’s operating revenues are primarily attributable to contract services based upon regulated tariff rates approved by the Delaware Public Service Commission, or DEPSC, the Maryland Public Service Commission, or MDPSC, and the Pennsylvania Public Utility Commission, or PAPUC.  Regulated tariff contract service revenues consist of water consumption, industrial wastewater services, fixed fees for water and wastewater services including customer and fire protection fees, service charges and Distribution System Improvement Charges, or DSIC, billed to customers at rates outlined in our tariffs that represent stand-alone selling prices.  Our non-tariff contract revenues, which are primarily non-utility revenues, consist of Service Line Protection Plan, or SLP Plan, fees, water and wastewater contract operations, design and installation contract services, and wastewater inspection fees.  Other regulated operating revenue primarily consists of developer guarantee contributions for wastewater and rental income for antenna agreements, which are not considered in the scope of Accounting Standards Codification 606, Revenue from Contracts with Customers.

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

Artesian generates revenue from metered wastewater services provided to certain customers in Sussex County, Delaware.  We recognize metered wastewater services at tariff rates on a cycle basis for the volume of wastewater transferred to Artesian’s wastewater facilities based upon meter readings for actual gallons of water transferred, as well as unbilled amounts for estimated volume from the date of the last meter reading to the end of the accounting period.  As actual volume amounts are known based on recurring meter readings, adjustments are made to the unbilled estimates in the next billing cycle based on the actual results.  Estimates are made on an individual customer basis, based on one of three methods: the previous year’s volume in the same period, the previous billing period’s volume, or averaging. While actual usage for individual customers may differ materially from the estimate based on management judgments described above, we believe the overall total estimate of volume and revenue for the fiscal period will not differ materially from actual billed consumption.  The majority of these wastewater customers are billed for the volume of water transferred on a quarterly basis.  As a result, we record unbilled operating revenue (contract asset) for any estimated volume through the end of the accounting period that will be billed in the next monthly cycle.

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

Artesian generates design and installation revenue for services related to the design and construction of wastewater infrastructure for a state agency under contract.  We recognize revenue from these services over time as services are performed using the percentage-of-completion method based on an input method of incurred costs (cost-to-cost).  These services are invoiced at the end of every month based on incurred costs to date.  As of December 31, 2022, there is no associated contract asset or liability.  There is no allowance for doubtful accounts or bad debt expense associated with this revenue.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by service type; all revenues are generated within a similar geographical location:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Tariff Revenue
Consumption charges	$47,809	$47,924	$47,145
Fixed fees	31,431	27,977	27,109
Service charges	597	579	351
DSIC	5,085	5,093	4,997
Metered wastewater services	649	—	—
Industrial wastewater services	1,853	675	1,448
Total Tariff Revenue	$87,424	$82,248	$81,050

Non-Tariff Revenue
Service line protection plans	$5,020	$4,594	$4,381
Contract operations	931	884	840
Design and installation	3,315	562	88
Inspection fees	326	341	266
Total Non-Tariff Revenue	$9,592	$6,381	5,575

Other Operating Revenue	$1,881	$2,230	1,516

Total Operating Revenue	$98,897	$90,859	$88,141

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	December 31, 2022	December 31, 2021
Contract Assets – Tariff	$2,618	$2,144

Deferred Revenue
Deferred Revenue – Tariff	$1,231	$1,227
Deferred Revenue – Non-Tariff	438	287
Total Deferred Revenue	$1,669	$1,514

For the year ended December 31, 2022, the Company recognized revenue of $1.2 million from amounts that were included in Deferred Revenue – Tariff at the beginning of the year and revenue of $0.3 million from amounts that were included in Deferred Revenue – Non-Tariff at the beginning of the year.

The increases of Contract Assets and Deferred Revenue were primarily due to normal timing differences between our performance and customer payments.

Remaining Performance Obligations

As of December 31, 2022 and December 31, 2021, Deferred Revenue – Tariff is recorded net of contract assets within Unbilled operating revenues and represents our remaining performance obligations for our fixed fee water and wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of December 31, 2022 and December 31, 2021, Deferred Revenue – Non-Tariff is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services and wastewater inspections, which are expected to be satisfied and associated revenue recognized within the next three months and one year for the SLP Plan revenue and inspection fee revenue, respectively.

NOTE 3

LEASES

The Company leases land and office equipment under operating leases from non-related parties.  Our leases have remaining lease terms of 20 year to 74 years, some of which include options to automatically extend the leases for up to 66 years and are included as part of the lease liability and right of use assets as we expect to exercise the options.  Payments made under operating leases are recognized in the consolidated statement of operations on a straight-line basis over the period of the lease.  The annual lease payments for the land operating leases increase each year either by the most recent increase in the Consumer Price Index or by 3%, as applicable based on the lease agreements.  Periodically, the annual lease payment for one operating land lease is determined based on the fair market value of the applicable parcel of land.  None of the operating leases contain contingent rent provisions.  The commencement date of all the operating leases is the earlier of the date we become legally obligated to make rent payments or the date we may exercise control over the use of the land or equipment.  The Company currently does not have any financing leases and does not have any lessor leases that require disclosure.

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

In October 1997, Artesian Water entered into a 33-year operating lease for a parcel of land with improvements located in South Bethany, a municipality in Sussex County, Delaware.  The annual lease payments increase each year by the most recent increase in the Consumer Price Index for Urban Workers, CPI-U, as published by the U.S. Department of Labor, Bureau of Labor Statistics.  At each eleventh year of the lease term, the annual lease payment shall be determined based on the fair market value of the parcel of land.  Rental payments for 2022, 2021 and 2020 were $19,000, $17,000, and $16,500, respectively.  The future minimum rental payment as disclosed in the following table is calculated using CPI-U from August 2022 as well as the adjustment for an appraisal conducted in 2019 to determine the fair market value of the parcel of land.

In March 2019, Artesian Water entered into a 3-year operating lease for office equipment that expired in March 2022.  The quarterly lease payments remained fixed throughout the term of the lease.  Payments pursuant to the lease agreement  for 2022 and 2021 were $5,000 and 19,000 respectively. We entered into an operating lease for office equipment that will commence at a future date when  the equipment is received.

Rent expense for all operating leases except those with terms of 12 months or less comprises:

	For the Twelve Months Ended December 31,
(in thousands)
	2022	2021

Minimum rentals	$32	$45
Contingent rentals	—	—
	$32	$45

Supplemental cash flow information related to leases is as follows:

	Twelve Months Ended	Twelve Months Ended
	December 31,	December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32	$45
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$467	$451

Supplemental balance sheet information related to leases is as follows:

(in thousands, except lease term and discount rate)
	December 31, 2022	December 31, 2021

Operating Leases:
Operating lease right-of-use assets	$467	$451

Other current liabilities	$2	$6
Operating lease liabilities	466	440
Total operating lease liabilities	$468	$446

Weighted Average Remaining Lease Term
Operating leases	61 years	61 years
Weighted Average Discount Rate
Operating leases	5.0%	5.0%

Maturities of operating lease liabilities that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2022 are as follows:

(in thousands)
Operating Leases
Year
2023	$25
2024	26
2025	26
2026	26
2027	26
Thereafter	1,406
Total undiscounted lease payments	$1,535
Less effects of discounting	(1,067)
Total lease liabilities recognized	468

As of December 31, 2022, we entered into an operating lease for office equipment that will commence at a future date when the equipment is received.  As of December 31, 2022, we have not entered into finance leases that will commence at a future date.

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

Long-term Financial Liabilities

All of Artesian Resources’ outstanding long-term debt as of December 31, 2022 and December 31, 2021 was fixed-rate.  The fair value of the Company’s long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.

Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  Level 2 is valued using observable inputs other than quoted prices.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources’ long-term debt (including current portion) are shown below:

In thousands	December 31,
	2022	2021
Carrying amount	$177,622	$144,850
Estimated fair value	155,425	163,182

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

NOTE 5

INCOME TAXES

Deferred income taxes are provided in accordance with FASB ASC Topic 740 on all differences between the tax basis of assets and liabilities and the amounts at which they are carried in the consolidated financial statements based on the enacted tax rates expected to be in effect when such temporary differences are expected to reverse. The Company’s rate regulated subsidiaries recognize regulatory liabilities, to the extent considered in ratemaking, for deferred taxes provided in excess of the current statutory tax rate and regulatory assets for deferred taxes provided at rates less than the current statutory rate.  Such tax-related regulatory assets and liabilities are reported at the revenue requirement level and amortized to income as the related temporary differences reverse, generally over the lives of the related properties.

As of December 31, 2022, the Company fully utilized all of its federal net operating loss carrybacks and carry-forwards.  As of December 31, 2022, the Company has separate company state net operating loss carry-forwards aggregating approximately $13.8 million. Most of these net operating loss carry-forwards will expire if unused between 2023 and 2043. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of the state net operating loss carry-forwards. The valuation allowance increased to approximately $600,000 in 2022 from approximately $546,000 in 2021. Management believes that it is more likely than not that the Company will realize the benefit of these deferred tax assets, net of the valuation allowance.

Components of Income Tax Expense
In thousands	For the Year Ended December 31,
State income taxes	2022	2021	2020
Current	$1,373	$1,216	$2,348
Deferred	663	776	(279)
Total state income tax expense	$2,036	$1,992	$2,069

	For the Year Ended December 31,
Federal income taxes	2022	2021	2020
Current	$2,912	$2,144	$5,725
Deferred	930	1,601	(2,110)
Total federal income tax expense	$3,842	$3,745	$3,615

Reconciliation of effective tax rate:
	For the Year Ended December 31,
In thousands	2022	2022	2021	2021	2020	2020
	Amount	Percent	Amount	Percent	Amount	Percent
Reconciliation of effective tax rate
Income before federal and state income taxes	$23,876	100.0%	$22,564	100.0%	$22,501	100.0%

Amount computed at statutory rate	5,014	21.0%	4,738	21.0%	4,725	21.0%
Reconciling items
State income tax-net of federal tax benefit	1,696	7.1%	1,600	7.1%	1,704	7.6%
Regulatory liability adjustment	(450)	(1.9)%	(451)	(2.0)%	(451)	(2.0)%
Other	(382)	(1.6)%	(150)	(0.7)%	(294)	(1.3)%
Total income tax expense and effective rate	$5,878	24.6%	$5,737	25.4%	$5,684	25.3%

Deferred income taxes at December 31, 2022 and 2021 were comprised of the following:

	For the Year Ended December 31,
In thousands	2022	2021

Deferred tax assets related to:
Federal and state operating loss carry-forwards	$922	$629
Less: valuation allowance	(600)	(493)
Bad debt allowance	116	240
Stock options	47	148
Other	28	75
Total deferred tax assets	$513	$599

Deferred tax liabilities related to:
Property plant and equipment basis differences	$(52,565)	$(48,536)
Bond retirement costs	(1,058)	(1,210)
Property taxes	(609)	(481)
Other	(833)	(685)
Total deferred tax liabilities	$(55,065)	$(50,912)

Net deferred tax liability	$(54,552)	$(50,313)

Schedule of Valuation Allowance
	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
In thousands

Classification
For the Year Ended December 31, 2022 Valuation allowance for deferred tax assets	$546	$54	—	$600
For the Year Ended December 31, 2021 Valuation allowance for deferred tax assets	$493	$53	—	$546
For the Year Ended December 31, 2020 Valuation allowance for deferred tax assets	$335	$158	—	$493

Under FASB ASC Topic 740, the Company establishes reserves for uncertain tax positions based upon management’s judgment as to the sustainability of these positions.  The Company reserved a liability related to the difference in the tax depreciation utilizing the half-year convention rather than the mid-quarter convention for 2018.

The following table provides the changes in the Company’s uncertain tax position:

	For the years ended December 31,
In thousands	2022	2021
Balance at beginning of year	$202	$209
Additions based on tax positions related to the current year	146	—
Additions based on tax positions related to prior years	10	19
Reductions for tax positions of prior years	—	—
Lapses in statutes of limitations	(212)	(26)
Balance at end of year	$146	$202

NOTE 6

PREFERRED STOCK

As of December 31, 2022 and 2021, Artesian Resources had no preferred stock outstanding.  Artesian Resources has 100,000 shares of $1.00 par value Series Preferred stock authorized but unissued.

NOTE 7

COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

The Class A Non-Voting Common Stock, or Class A Stock, of Artesian Resources trades on the Nasdaq Global Select Market under the symbol ARTNA.  The Class B Common Stock, or Class B Stock, of Artesian Resources trades on the Nasdaq’s OTC Bulletin Board under the symbol ARTNB.  The rights of the holders of the Class A Stock and the Class B Stock are identical, except with respect to voting.

Under Artesian Resources’ dividend reinvestment plan, which allows for reinvestment of cash dividends and optional cash payments, stockholders were issued approximately 7,000, 10,000 and 11,000 shares at fair market value for the investment of $373,000, $392,000 and $388,000 of their monies in the years 2022, 2021, and 2020, respectively.

NOTE 8

DEBT

At December 31, 2022, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of December 31, 2022, there was $26.9 million of available funds under this line of credit.   The previous interest rate for borrowings under this line was the London Interbank Offered Rate, or LIBOR, plus 1.00%. It is expected that the LIBOR rate for USD currency will be discontinued after June 30, 2023.  As a result, effective May 20, 2022, this line of credit agreement was amended to replace LIBOR with the Daily Secured Overnight Financing Rate, or SOFR.  The interest rate is a one month SOFR plus 10 basis points, or Term SOFR, plus an applicable margin of 0.85%. Term SOFR cannot be less than 0.00%. This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 21, 2023 or any date on which Citizens demands payment.  The Company expects to renew this line of credit.

At December 31, 2022, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of December 31, 2022, there was $12.9 million of available funds under this line of credit.  The previous interest rate for borrowings under this line allowed the Company to select either LIBOR plus 1.50% or a weekly variable rate established by CoBank; the Company historically used the weekly variable interest rate.  In October 2022, this line of credit was amended to replace the previous interest rate options with a daily SOFR rate plus 1.45% option or a term SOFR rate plus 1.45% option that is locked in for either one or three months. The term of this line of credit expires on October 29, 2023. Artesian Water expects to renew this line of credit.

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

On August 12, 2022, Artesian Water entered into three Financing Agreements, or the Financing Agreements, with the Delaware Drinking Water State Revolving Fund (the “Fund”), acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of the state of Delaware, or the Department.  The Department makes loans to, and acquires obligations of, eligible persons in Delaware to finance the costs of drinking water facilities in accordance with the Federal Safe Drinking Water Act using funds from the Fund. Under the Financing Agreements, the Department has agreed to advance to Artesian Water up to $966,000, $1,167,000 and $3,200,000 (collectively, the “Loans”) from the Fund to finance all or a portion of the costs to replace specific water transmission mains in service areas located in New Castle County, Delaware (collectively, the “Projects”).  In accordance with the Financing Agreements, Artesian Water will from time to time request funds under the Loans as it incurs costs in connection with the Projects. In connection with the Financing Agreements, Artesian Water issued to the Department three General Obligation Notes dated as of August 12, 2022, or the Notes. Under the Notes, borrowings under the Financing Agreements bear interest at a rate of 1.0% per annum and are further subject to an administrative fee at a rate of 1.0% per annum (collectively, interest and the administrative fee are referred to herein as “Fee”).  The Fee shall be paid semiannually on each February 1 and August 1, beginning on February 1, 2023.  The Notes will mature on February 1, 2043.  As of December 31, 2022, approximately $1.8 million was borrowed under the Loans.

On December 9, 2022, Artesian Water Company entered into three Financing Agreements, or the Financing Agreements, with the Fund, acting by and through the Department. Under the Financing Agreements, the Department has agreed to advance to or to reimburse Artesian Water up to $901,170, $1,042,695 and $1,050,000 (collectively, the “Loans”) from the Fund to finance all or a portion of the costs to replace specific water transmission mains in service areas located in New Castle County, Delaware (collectively, the “Projects”).  In accordance with the Financing Agreements, Artesian Water will from time to time request funds under the Loans as it incurs costs in connection with the Projects.  In connection with the Financing Agreements, Artesian Water issued to the Department three General Obligation Notes dated as of December 9, 2022, or the Notes.  Under the Notes, borrowings under the Financing Agreements bear interest at a rate of 1.0% per annum and are further subject to an administrative fee at a rate of 1.0% per annum (collectively, interest and the administrative fee are referred to herein as “Fee”).  The Fee shall be paid semiannually on each June 1 and December 1, beginning on June 1, 2023.  Two notes will mature on June 1, 2043 and one will mature on December 1, 2043.  As of December 31, 2022, approximately $1.0 million was requested under the Loans, and funds received in January 2023.

CoBank may make an annual patronage refund. The $20 million line of credit, the First Mortgage Bonds and the promissory note are with CoBank.  The patronage refunds earned by Artesian in 2022 and 2021 were $1.3 million and $1.2 million, respectively. In 2022, CoBank issued a one-time additional all-cash patronage distribution of $233,000, or 0.16%, of the average line of credit and loan volume outstanding in the prior year, which was in addition to the standard 0.80% patronage rate. In 2021, CoBank issued a one-time additional all-cash patronage distribution of $226,000, or 0.165%, of the average line of credit and loan volume outstanding in the prior year, which was in addition to the standard 0.80% patronage rate.

The weighted average interest rate on the lines of credit discussed above paid by the Company was 3.04% for the year ended December 31, 2022. These lines of credit, as well as the long-term debt obligations shown below, require us to abide by certain financial covenants and ratios.  As of December 31, 2022, we were in compliance with these  financial covenants.

Long-term debt consists of:

	December 31,
In thousands	2022	2021
First mortgage bonds

Series R, 5.96%, due December 31, 2028	$25,000	$25,000
Series S, 4.45%, due December 31, 2033	6,600	7,200
Series T, 4.24%, due December 20, 2036	40,000	40,000
Series U, 4.71%, due January 31, 2038	25,000	25,000
Series V, 4.42%, due October 31, 2049	30,000	30,000
Series W, 4.43%, due April 30, 2047	30,000	—
	156,600	127,200

State revolving fund loans

3.57%, due September 1, 2023	102	200
3.64%, due May 1, 2025	373	513
3.41%, due February 1, 2031	1,577	1,735
3.40%, due July 1, 2032	1,590	1,729
1.187%, due November 1, 2041	617	646
1.187%, due November 1, 2041	724	758
1.187%, due November 1, 2041	1,128	1,181
2.00%, due February 1, 2043	846	—
2.00%, due February 1, 2043	974	—
2.00%, due June 1, 2043	1,044	—
	8,975	6,762

Notes Payable

Promissory Note, 5.12%, due December 30, 2028	$10,478	$10,888
Asset Purchase, 2.00%, due May 26, 2027	1,569	—
	12,047	10,888

Sub-total	177,622	144,850

Less: current maturities (principal amount)	2,003	1,591

Total long-term debt	$175,619	$143,259

Payments of principal amounts due during the next five years and thereafter:

In thousands	2023	2024	2025	2026	2027	Thereafter
First Mortgage bonds	$600	$600	$600	$600	$600	$153,600
State revolving fund loans	656	702	643	581	597	5,796
Asset Purchase-Contractual Obligation	314	314	314	314	313	—
Promissory note	433	454	480	505	532	8,074
Total payments	$2,003	$2,070	$2,037	$2,000	$2,042	$167,470

Substantially all of Artesian Water’s utility plant is pledged as security for our First Mortgage Bonds.  As of December 31, 2022, no other water utility plant has been pledged as security for loans.  Two parcels of land in Artesian Wastewater are pledged as security for the promissory note.

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

The following summary reflects changes in the shares of Class A Stock under option:

	2022 Shares	2022 Weighted Average Exercise Price	2021 Shares	2021 Weighted Average Exercise Price	2020 Shares	2020 Weighted Average Exercise Price
Plan options
Outstanding at beginning of year	83,000	$21.65	116,347	$20.90	153,250	$20.40
Granted	—	—	—	—	—	—
Exercised	(76,250)	21.63	(33,347)	19.04	(36,903)	18.83
Expired	—	—	—	—	—	—
Outstanding at end of year	6,750	$21.86	83,000	$21.65	116,347	$20.90

Options exercisable at year end	6,750	$21.86	83,000	$21.65	116,347	$20.90

The total intrinsic value of options exercised during 2022, 2021 and 2020 were $2,226,000, $736,000 and $620,000, respectively. During 2022, we received $1,650,000 in cash from the exercise of options, with a $2,459,000 tax benefit realized for those options.

The following table summarizes information about employee and director stock options outstanding and exercisable at December 31, 2022:

Options Outstanding and Exercisable
Range of Exercise Price	Shares Outstanding at December 31, 2022	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$21.86	6,750	1.35 Years	$21.86	$248,000

As of December 31, 2022, there was no unrecognized expense related to non-vested option shares granted under the 2015 Plan.

The following summary reflects changes in the shares of Class A Stock Restricted Stock Awards (RSA):

	2022 Shares	2022 Weighted Average Grant Date Fair Value	2021 Shares	2021 Weighted Average Grant Date Fair Value	2020 Shares	2020 Weighted Average Exercise Price
Plan RSA’s
Outstanding at beginning of year	5,000	$40.11	5,000	$35.01	5,000	$36.11
Granted	5,000	45.58	5,000	40.11	5,000	35.01
Vested/Released	(5,000)	40.11	(5,000)	35.01	(5,000)	36.11
Cancelled	—	—	—	—	—	—
Unvested Outstanding at end of year	5,000	$45.58	5,000	$40.11	5,000	$35.01

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

As of December 31, 2022, there was $76,200 of total unrecognized expense related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.34 years, the remaining vesting period for the restricted stock awards.

The total intrinsic value of awards released during 2022 was approximately $233,100.

NOTE 10

EMPLOYEE BENEFIT PLANS

401(k) Plan

Artesian Resources has a defined contribution 401(k) Salary Reduction Plan, or the 401(k) Plan, which covers substantially all employees.  Under the terms of the 401(k) Plan, Artesian Resources contributed 2% of eligible salaries and wages and matched employee contributions up to 6% of gross pay at a rate of 50%.  Artesian Resources may, at its option, make additional contributions of up to 3% of eligible salaries and wages. No such additional contributions were made in 2022 , 2021 or 2020.  The 401(k) Plan also provides additional retirement benefits to full-time employees hired prior to April 26, 1994, allowing them to save for future retiree medical costs that will be paid by employees by providing additional cash resources to those employees upon a termination of employment or retirement to meet the cost of future medical expenses.  These eligible employees receive an additional contribution of 6% of eligible salaries and wages. The 401(k) Plan expenses, which include Company contributions and administrative fees, for the years 2022, 2021 and 2020, were approximately $1.3 million, $1.2 million and $1.1 million, respectively.

NOTE 11

COMMITMENTS AND CONTINGENCIES

Leases

In the first quarter of 2019, the Company adopted the new standard on leases that was issued by the FASB and has applied this standard as disclosed in Note 3.

Easements

During 2003, Artesian Water Pennsylvania entered into a 40 year easement agreement to acquire an easement to access, operate, maintain, repair, improve, replace and connect Artesian’s water system to a well, including a parcel of land around the well. Management made certain estimates and assumptions regarding the separation of lease and nonlease components related to this easement agreement.  It was determined that the majority of this easement agreement contains non-lease components. Easement payments for 2022, 2021 and 2020 were $43,000, $42,000 and $41,000, respectively.

Artesian Wastewater entered into a perpetual agreement for the use of approximately 460 acres of land in Sussex County, Delaware for wastewater disposal.  Beginning November 2016, Artesian Wastewater was required to pay a minimum of $40,000 per year for the use of this land.  Once operations began in 2021, the monthly fee is based on the volume of wastewater disposed on the properties charged at a rate per one thousand gallons of wastewater, providing for a minimum monthly payment.  Payments for 2022, 2021 and 2020 were $113,000, $65,000, $44,000, respectively.  The agreement can be terminated by giving 180 day notice prior to the termination date.

Future minimum annual payments related to the easement agreements noted above for the years subsequent to 2022 are as follows:

In thousands
2023	$60
2024	39
2025	40
2026	41
2027	43
2028 through 2043	782
$1,005

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

The minimum annual purchase commitments for all interconnection agreements for 2023 through 2027, calculated at the noticed rates, are as follows:

In thousands
2023	$809
2024	798
2025	770
2026	770
2027	—
$3,147

Expenses for purchased water were $1.8 million, $4.3 million and $4.3 million for 2022, 2021 and 2020, respectively.

Other Commitments

In 2020, Artesian Water entered into a short term agreement with Worldwide Industries Corporation to clean and paint a tank in 2020. Pursuant to the agreement, the expenditure in 2020 was $0.1 million. In April 2021, Artesian Water entered into a 3-year agreement with Worldwide Industries Corporation effective July 1, 2021 to paint elevated water storage tanks.  Pursuant to the agreement, the total expenditure for the three years is $1.2 million. In September 2022, this agreement was amended to paint an additional elevated water storage tank and to extend the term of the agreement for an additional year.  Pursuant to the amended agreement, the total expenditure for the four years is $2.2 million. Tank painting expense for 2022, 2021 and 2020 was $531,000, $222,000, and $155,000, respectively.

Budgeted mandatory utility plant expenditures, due to planned governmental highway projects, which require the relocation of Artesian Water’s water service mains, expected to be incurred in 2023 through 2025 are as follows:

In thousands
2023	$2,218
2024	8,780
2025	5,170
$16,168

The exact timing and extent of these relocation projects is controlled primarily by the Delaware Department of Transportation.

NOTE 12

GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide regulated water utility service to customers within their established service territory in all three counties of Delaware and in portions of Maryland and Pennsylvania, pursuant to rates filed with and approved by the DEPSC, the MDPSC and the PAPUC. As of December 31, 2022, Artesian Water was serving approximately 94,600 customers, Artesian Water Maryland was serving approximately 2,600 customers and Artesian Water Pennsylvania was serving approximately 40 customers.

Artesian Wastewater and TESI provide regulated wastewater utility service to customers within their established service territory in Sussex County, Delaware pursuant to rates filed with and approved by the DEPSC.  The number of wastewater customers served more than doubled following the acquisition of TESI in January 2022.  As of December 31, 2022, Artesian Wastewater and TESI were serving approximately 7,500 customers combined including one large industrial customer.

NOTE 13

REGULATORY PROCEEDINGS

Our water and wastewater utilities generate operating revenue from customers based on rates that are established by state public service commissions through a rate-setting process that may include public hearings, evidentiary hearings and the submission of evidence and testimony in support of the Company’s requested level of rates.

We are subject to regulation by the following state regulatory commissions:
• The DEPSC, regulates Artesian Water, Artesian Wastewater, and TESI
• The MDPSC, regulates both Artesian Water Maryland and Artesian Wastewater Maryland.
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

Water and Wastewater Rates

Our regulated subsidiaries periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business.  Artesian Water provided notice to the DEPSC of its intent to file a request in the second quarter of 2023 to implement new rates to support Artesian Water’s ongoing capital improvement program and to cover increased costs of operations.  In Delaware, utilities are permitted by law to place rates into effect, under bond, on a temporary basis pending completion of a rate increase proceeding. Any DSIC rate in effect will be reset to zero upon implementation of a temporary increase in base rates charged to customers. The first temporary increase may be up to the lesser of $2.5 million on an annual basis or 15% of gross water sales.  Should the rate case not be completed within seven months, by law, the utility may put the entire requested rate relief, up to 15% of gross water sales, in effect under bond until a final resolution is ordered and placed into effect. If any such rates are found to be in excess of rates the DEPSC finds to be appropriate, the utility must refund customers the portion found to be in excess with interest.  The timing of our rate increase requests is therefore dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase.  We can provide no assurances that rate increase requests will be approved by applicable regulatory agencies and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.

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

The following table summarizes (1) Artesian Water’s applications with the DEPSC to collect DSIC rates and (2) the rates upon which eligible plant improvements  are based:

Application Date	11/15/2019	5/29/2020	11/20/2020
DEPSC Approval Date	12/12/2019	6/17/2020	12/14/2020
Effective Date	01/01/2020	07/1/2020	01/1/2021
Cumulative DSIC Rate	7.50%	7.50%	7.50%
Net Eligible Plant Improvements – Cumulative Dollars (in millions)	43.1	43.1	43.1
Eligible Plant Improvements – Installed Beginning Date	10/01/2014	10/01/2014	10/01/2014
Eligible Plant Improvements – Installed Ending Date	04/30/2019	04/30/2019	04/30/2019

The rate reflects the eligible plant improvements installed through April 30, 2019.  The January 1, 2021 rate currently remains in effect and is subject to periodic audit by the DEPSC.  For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, we earned approximately $5.1 million, $5.1 million and $5.0 million in DSIC revenue, respectively.

NOTE 14

NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards. The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Year
	Ended December 31,
	2022	2021	2020
	(in thousands)

Weighted average common shares outstanding during the period for Basic computation	$9,462	$9,394	$9,327
Dilutive effect of employee stock options	19	32	42
Weighted average common shares outstanding during the period for Diluted computation	$9,481	$9,426	$9,369

For the years ended 2022, 2021 and 2020 no shares of restricted stock awards were excluded from the calculations of diluted net income per share. Due to unrecognized compensation costs, the hypothetical repurchase of shares exceeded the number of restricted shares expected to vest during the period, creating an anti-dilutive effect. For the years ended 2022, 2021 and 2020, no stock options were excluded from the calculations of diluted net income per share.

The Company has 15,000,000 authorized shares of Class A Stock, and 1,040,000 authorized shares of Class B Stock. As of December 31, 2022, 8,621,415 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of December 31, 2021, 8,532,795 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of December 31, 2020, 8,475,452 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share.

Equity per common share was $19.86, $18.94, and $18.16 at December 31, 2022, December 31, 2021, and December 31, 2020, respectively. These amounts were computed by dividing common stockholders’ equity by the number of weighted average shares of common stock outstanding on December 31, 2022, December 31, 2021, and December 31, 2020, respectively.

NOTE 15

RELATED PARTY TRANSACTIONS

Mr. Michael Houghton currently serves as a director.  During 2021, Mr. Houghton was a Partner in the law firm of Morris, Nichols, Arsht & Tunnell LLP, or MNAT, in Wilmington, Delaware.  Mr. Houghton retired from MNAT as a Partner, effective January 1, 2022, however, Mr. Houghton continues to perform legal services for MNAT as an independent contractor and non-partner.  In the normal course of business, the Company utilized the services of MNAT in 2021 for various regulatory, real estate and public policy matters.  Approximately $191,000 and $386,000 was paid to MNAT during the years ended December 31, 2021 and December 31, 2020, respectively, for legal and director related services.

As set forth in the Charter of the Audit Committee of the Board, the Audit Committee is responsible for reviewing and, if appropriate, approving all related party transactions between us and any officer, any director, any person known to be the beneficial owner of more than 5% of any class of the Company’s voting securities or any other related person that would potentially require disclosure.  In its review and approval of the related party transactions with MNAT, the Audit Committee considered the nature of the related person’s interest in the transactions; the satisfactory performance of work contracted with the related party prior to the election of Mr. Houghton as a director; and the material terms of the transactions, including, without limitation, the amount and type of transactions, the importance of the transactions to the related person, the importance of the transactions to the Company and whether the transactions would impair the judgment of a director or officer to act in the best interest of the Company. The Audit Committee approves only those related person transactions that are in, or are consistent with, the best interests of the Company and its stockholders.

NOTE 16

BUSINESS COMBINATIONS

As part of the Company’s growth strategy, on January 14, 2022 Artesian Wastewater completed its agreement to acquire TESI, which provides regulated wastewater services in Delaware.  Artesian Wastewater purchased all of the stock of TESI from Middlesex Water Company for $6.4 million in cash and other consideration, including forgiveness of a $2.1 million note due from Middlesex, consisting of $3.1 million paid at closing.  This acquisition more than doubled the number of wastewater customers served by Artesian in Sussex County, Delaware.  The acquisition is being accounted for as a business combination under ASC Topic 805, “Business Combinations.”  The purchase price allocation is primarily attributed to intangible assets and utility plant assets acquired and liabilities assumed based on their respective estimated fair values.  The acquisition method of accounting requires, among other things, that assets acquired, and liabilities assumed in a business purchase combination be recognized at their fair values as of the acquisition date.  The Company utilized a third-party valuation firm to assist with the fair value of the assets acquired. The fair value determination is now finalized.  A combination of methods were used to determine the reasonableness of the purchase price: the cost approach and the comparative sales (market) approach.  Given the majority of the net assets acquired were tangible utility plant assets and related contributions in aid of construction, the Company primarily utilized the cost approach to record the fair value of the assets as well as some of the assumed liabilities.  This approach values the underlying assets to derive market value based on the estimated replacement cost, adjusted for depreciation.  Real property was valued using the comparative sales approach.  Goodwill was recognized primarily as a result of expected synergies of operations and interconnections to our existing utility plant infrastructure.  Any goodwill as a result of the transaction is not expected to be deductible for tax purposes.

The TESI acquisition was approved by the DEPSC on October 27, 2021, subject to the DEPSC determining the appropriate ratemaking treatment of the acquisition price and the assets acquired in Artesian Wastewater’s next base rate case.

The Company reflected revenue of $3.0 million for the year ended December 31, 2022, in its consolidated statement of operations related to the acquisition.  The pro forma revenue for the year ended December 31, 2022 is estimated to be $3.0 million.  The Company anticipates the pro forma effects of revenue for the year ended December 31, 2021 to be approximately the same given there has not been any changes in the rates.  The pro forma information is not necessarily indicative of the Company’s future results.  Any pro forma effects of earnings is not practicable, as we continue to integrate TESI operations and adjust the operating cost structure as it relates to operating expenses reflective of synergies of the combined operations, and therefore would not present an accurate comparison.

The table below sets forth the final purchase price allocation of this acquisition as of December 31, 2022.

(In thousands)
TESI
Utility plant	$25,354
Cash	280
Goodwill	1,939
Other assets	1,033
Total assets	28,606
Less: Liabilities and contributions in aid of construction (CIAC)
Liabilities	2,808
CIAC	22,676
Net cash purchase price	$3,122

Additionally, as part of the Company’s growth strategy, on May 26, 2022, Artesian Water completed its purchase of substantially all of the water system operating assets from the Town of Clayton, or Clayton, a Delaware municipality located in Kent County, Delaware, including Clayton’s exclusive franchise territory and the right to provide water service to Clayton’s existing customers, or the Clayton Water System.  The total purchase price was $5.0 million, less the current payoff amount of secured debt or debt associated with the Clayton Water System.  At closing, Artesian Water paid approximately $3.4 million of the total purchase price.  The remaining $1.6 million is payable in five equal annual installments on the anniversary date of the closing date.  Each annual installment is payable with interest at an annual rate of 2.0%. The acquisition was accounted for as a business combination under ASC Topic 805.  The purchase price allocation is $7.9 million of utility plant assets offset by $2.9 million of CIAC. The Company utilized similar valuation methodologies to those described above.

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

As set forth in the Settlement Agreement, Artesian Water shall have access to financial assurances that the Percentage Settlors have provided, or will provide, to the USEPA in connection with the Consent Decree governing the implementation of the Remedy.  In addition, the Trust shall reimburse Artesian Water for past capital and operating costs, totaling approximately $10.0 million. Approximately $2.5 million was paid in August 2022, and the remaining $7.5 million will be payable in three equal installments annually on the anniversary date of the Court’s approval of the Consent Decree.  In addition, the Trust shall reimburse Artesian Water for documented reasonable and necessary capital and operating costs after July 1, 2021 that Artesian Water incurs to treat Site-related COC’s. As of December 31, 2022, Artesian Water received approximately $0.4 million of reimbursements from the Trust.  Any reimbursements Artesian Water receives from the Trust shall be subject to final determination by the DEPSC as to the appropriate regulatory rate-making treatment.  Artesian Water received approval from the DEPSC in October 2022 to refund the reimbursements for past capital and operating costs to its customers.  The refund for the reimbursements will be applied to current and future customer bills in annual installments. The first refund occurred in October 2022, and future customer refunds occurring no later than August of each year from 2023 through 2025.  The amount of the credit is calculated by dividing the amount of the reimbursement by the number of eligible customers.  Artesian Water will record 2022 and future recovery of capital expenditures as Contributions in Aid of Construction and will record expense recovery as an offset to operations and maintenance expense, with the intention that those recoveries will then be available for inclusion and consideration in any future rate applications.  The Trust’s reimbursement of such costs shall end if and when, based upon testing information from the Trust’s Remedy facilities and Artesian Water’s facilities, treatment of Site-related COC’s is no longer necessary for Artesian Water to meet the treatment levels that Artesian Water chooses to not exceed in water it distributes to the general public throughout its service territory to provide a margin of safety in complying with applicable drinking water standards.

NOTE 18

BUSINESS SEGMENT INFORMATION

The Company’s operating segments are comprised of its businesses which generate revenues and incur expenses, for which separate operational financial information is available and is regularly evaluated by management for the purpose of making operating decisions, assessing performance, and allocating resources.  The Company operates its businesses primarily through one reportable segment, the Regulated Utility segment.  The Regulated Utility segment is the largest component of the Company’s business and includes an aggregation of our five regulated utility subsidiaries that are in the business of providing regulated water and wastewater services on the Delmarva Peninsula.  Our regulated water utility services include treating, distributing, and selling water to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware and in Cecil County, Maryland and to a residential community in Chester County, Pennsylvania.  Our regulated wastewater utility services include the treatment and disposal of wastewater for customers in Sussex County, Delaware.  The Company is subject to regulations as to its rates, services, and other matters by the states of Delaware, Maryland and Pennsylvania with respect to utility service within these states.

The Company also operates other non-utility businesses, primarily comprised of: Service Line Protection Plan services for water, sewer and internal plumbing; design, construction and engineering services; and contract services for the operation and maintenance of water and wastewater systems in Delaware and Maryland.  These non-utility businesses do not individually or in the aggregate meet the criteria for disclosure of a reportable segment in accordance with generally accepted accounting principles and are collectively presented throughout this Annual Report on Form 10-K within “Other” or “Non-utility”, which is consistent with how management assesses the results of these businesses.

The accounting policies of the operating segments are the same as those described in Note 1-Summary of Significant Accounting Policies.  The Regulated Utility segment includes inter-segment costs related to leased office space provided by one non-utility business, calculated on the lower of cost or market method, which are eliminated to reconcile to the Consolidated Statements of Operations.  The Regulated Utility segment also allocates certain corporate costs to the non-utility businesses.  The measurement of depreciation, interest, and capital expenditures are predominately related to our Regulated Utility segment.  These amounts in our non-utility business are negligible and account for approximately less than 1% of consolidated amounts as of December 31, 2022, December 31, 2021, and December 31, 2020.

In thousands
	Years Ended December 31,
	2022	2021	2020
Revenues:
Regulated Utility	$89,818	$85,016	$83,001
Other (non-utility)	9,248	5,996	5,327
Inter-segment elimination	(169)	(153)	(187)
Consolidated Revenues	$98,897	$90,859	$88,141

Operating Income:
Regulated Utility	$22,580	$21,103	$21,148
Other (non-utility)	1,326	1,191	1,147
Consolidated Operating Income	$23,906	$22,294	$22,295

Income Taxes:
Regulated Utility	$5,091	$5,146	$5,093
Other (non-utility)	787	591	591
Consolidated Income Taxes	$5,878	$5,737	$5,684

Assets:
Regulated Utility	$713,113	$618,751
Other (non-utility)	6,678	5,964
Consolidated Assets	$719,791	$624,715

NOTE 19

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

There was no new guidance issued by the FASB during the year ended December 31, 2022 that is applicable to the Company.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Artesian Resources Corporation
Newark, Delaware

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, cash flows and changes in stockholders’ equity, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Tangible Assets in TESI Acquisition

As described in Note 16 to the consolidated financial statements, the Company acquired all of the stock of TESI from Middlesex Water Company on January 14, 2022. Management allocated the total purchase price of $3.1 million to the net identifiable assets, based on estimated fair values.   Management allocated $25.4 million to utility plant assets, the majority of which were tangible assets valued using the cost method with assistance from a third-party valuation firm.

We identified the valuation of the utility plant tangible assets in the TESI acquisition as a critical audit matter. Management’s determination of fair value of the utility plant tangible assets acquired using the cost method required management to make significant estimates and assumptions related to the useful lives and replacement costs of these tangible assets. Auditing these elements was complex because it involved especially subjective auditor judgment, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:
•
Utilizing personnel with specialized knowledge and skills in valuation who assisted in evaluating the appropriateness of useful lives and cost trend assumptions used in estimating replacement costs by comparing them to published third-party sources.

•	Assessing the appropriateness of useful lives used in estimating replacement costs by comparing to peer company data.

Valuation of Tangible Assets in the Town of Clayton Acquisition

Additionally, as described in Note 16 to the consolidated financial statements, the Company acquired substantially all the water system operating assets from the Town of Clayton (Clayton) on May 26, 2022. Management allocated the total purchase price of $5.0 million to the net identifiable assets, based on estimated fair values.  Management allocated $7.9 million to utility plant assets, the majority of which were tangible assets valued using the cost method with assistance from a third-party valuation firm.

We identified the valuation of the utility plant tangible assets in the Clayton acquisition as a critical audit matter. Management’s determination of fair value of the utility plant tangible assets acquired using the cost method required management to make significant estimates and assumptions related to useful lives, replacement costs, and physical characteristics of these tangible assets. Auditing these elements was complex because it involved especially subjective auditor judgment, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Utilizing personnel with specialized knowledge and skills in valuation who assisted in evaluating the appropriateness of useful lives, cost trend assumptions, and certain physical characteristics of the utility plant tangible assets used in estimating replacement costs by comparing them to third party sources, and independently recalculating the replacement costs.

•	Assessing the appropriateness of:
o	The useful lives used in estimating replacement costs by comparing to peer company data,
o	Certain physical characteristics of the utility plant tangible assets by comparing them to independent external data, and
o	The replacement costs of certain utility plant tangible assets by comparing to recent actual costs or construction quotes for similar utility plant tangible assets.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2005.

Wilmington, Delaware
March 10, 2023

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

Artesian Resources Corporation’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013).”  Based on this assessment, Management determined that at December 31, 2022, the Corporation’s internal control over financial reporting was effective.

(c)  Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Date: March 10, 2023

CHIEF EXECUTIVE OFFICER:	CHIEF FINANCIAL OFFICER:

/s/ DIAN C. TAYLOR	/s/ DAVID B. SPACHT
Dian C. Taylor	David B. Spacht

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Dian C. Taylor	77
Biography: Director since 1991 - Chair of the Board since July 1993, and Chief Executive Officer of Artesian Resources Corporation and its subsidiaries since September 1992. Ms. Taylor has been employed by the Company since August 1991. She was formerly a consultant to the Small Business Development Center at the University of Delaware from February 1991 to August 1991 and Owner and President of Achievement Resources Inc. from 1977 to 1991. Achievement Resources, Inc. specialized in strategic planning, marketing, entrepreneurial and human resources development consulting. Ms. Taylor was a marketing director for SMI, Inc. from 1982 to 1985. Ms. Taylor is the aunt of John R. Eisenbrey, Jr. and Nicholle R. Taylor. She serves on the Budget and Finance Committee.

Qualifications:  Ms. Dian Taylor has over 30 years of experience as Chief Executive Officer and President of the Company, during which the Company has continuously expanded its service area. Ms. Taylor has extensive knowledge of the complex issues facing smaller companies and prior strategic planning expertise. Ms. Taylor has served as President of the National Association of Water Companies, a trade organization of the investor-owned water utility industry. Ms. Taylor also has served on the Delaware Economic and Financial Advisory Council, on the Board of Governors of the Delaware State Chamber of Commerce, on the Executive Committee of the Delaware Business Round Table, the American Heart Association, the Committee of 100 and the Delaware Council on Economic Education, as a Regional Advisory Board Member for Citizens Bank, a Trustee of the Delaware Grand Opera and the Christiana Care Hospital and as a Commissioner for the Delaware River and Bay Authority. The Board views Ms. Taylor’s experience with various aspects of the utility industry and her demonstrated leadership roles in business and community activities as important qualifications, skills, and experiences for the Board of Directors’ conclusion that Ms. Taylor should serve as a director of the Company.

Kenneth R. Biederman Ph. D.	79
Biography:  Director since 1991 - Currently retired and former Professor of Finance at the Lerner College of Business and Economics of the University of Delaware, from May 1996 to May 2011. Interim Dean of the College of Business and Economics of the University of Delaware from February 1999 to June 2000.  Dean of the College of Business and Economics of the University of Delaware from 1990 to 1996.  Former Director of the Mid-Atlantic Farm Credit Association from 2006 to 2010.  Director of Chase Manhattan Bank USA from 1993 to 1996.  Formerly a financial and banking consultant from 1989 to 1990 and President of Gibraltar Bank from 1987 to 1989.  Previously Chief Executive Officer and Chairman of the Board of West Chester Savings Bank; Economist and former Treasurer of the State of New Jersey and Staff Economist for the United States Senate Budget Committee. He serves on the Executive; Audit; Budget and Finance; Governance and Nominating; and Compensation Committees.

Qualifications:  Dr. Biederman’s experience as a former State Treasurer of New Jersey and the former Dean of the Lerner College of Business and Economics at the University of Delaware gives him a substantial amount of business, economic and financial reporting knowledge.

John R. Eisenbrey, Jr.	67
Biography:  Director since 1993 – Small Business Executive.  For more than 40 years, Owner and President of Bear Industries, Inc., a contracting firm providing building fire sprinkler protection installations for businesses throughout the Delmarva Peninsula.  In 2021, Mr. Eisenbrey was appointed to the Board of Trustees of St. Andrews School.  Mr. Eisenbrey is the nephew of Dian C. Taylor and the cousin of Nicholle R. Taylor.  He serves on the Audit; Budget and Finance; Governance and Nominating; and Compensation Committees.

Qualifications:  The Board of Directors has determined that Mr. Eisenbrey’s hands-on experience as a business owner in one of our primary geographic regions qualifies him to be a member of the Board.  For more than 40 years, Mr. Eisenbrey has been the Owner and President of a privately held contracting firm providing fire sprinkler protection installations for businesses throughout the Delmarva Peninsula.  Mr. Eisenbrey is a past President of the Delaware Contractors Association.  Mr. Eisenbrey’s operating business background provides experience with operational, technical, and regulatory matters also applicable to our water business.

Michael Houghton, Esq.	66
Biography:  Director appointed September 2018 – Mr. Houghton retired as of January 1, 2022 as Partner in the law firm of Morris Nichols Arsht & Tunnell in Wilmington, Delaware and now serves as Senior Counsel to that firm, as an independent contractor. He was admitted to practice law in Delaware in 1982, before the U.S. District Court for the District of Delaware in 1983 and before the U.S. Court of Appeals for the Third Circuit in 1985. He served a clerkship with the Delaware Court of Chancery in 1982-1983.  Mr. Houghton’s legal expertise involves the representation of governmental entities, such as the Delaware River & Bay Authority.  He has also represented banks, trust companies, insurance companies and public utilities in commercial transactions and before regulatory authorities and state, county, and local governments and in legislative and public policy matters before Delaware government. Mr. Houghton has also advised numerous entities, including Fortune 500 companies, on unclaimed property issues and has represented numerous companies in connection with unclaimed property audits and voluntary disclosure matters.  He was selected for inclusion in The Best Lawyers in America from 2009-2022. Mr. Houghton is a member of the Board of Governors of the Delaware State Chamber of Commerce and the Boards of the Delaware Public Policy Institute, the Rockefeller Trust Company of Delaware, and is a member of the Delaware Heritage Commission. He is a past member of the Pete du Pont Freedom Foundation, the Board of the Delaware Bar Foundation, a Trustee of the Uniform Law Foundation, a Past President of the Delaware State Bar Association and a Past President the National Conference of Commissioners on Uniform State Laws. He was appointed in 2017 by Delaware Governor John Carney to serve as Chair of the Delaware Economic and Financial Advisory Council.

Qualifications: Mr. Houghton’s legal and regulatory experience and extensive involvement in Delaware legislative and public policy matters are attributes that provide valuable insight and benefit as the Company continues its growth in Delaware. The Board has determined that Mr. Houghton’s more than 40 years of experience makes him well qualified to serve on the Board.

Nicholle R. Taylor	55
Biography:  Director since 2007 – Senior Vice President of Artesian Resources Corporation and its subsidiaries since May 9, 2012 and President of Artesian Water Company since August 16, 2021. Previously served as Chief Operating Officer of Artesian Water Company from August 2019 to August 2021. She was Vice President of Artesian Resources Corporation and its subsidiaries from May 2004 to May 2012.  Ms. Taylor has been employed by the Company since 1991 and has held various management level and operational positions within the Company.  She serves on the Budget and Finance Committee. Ms. Taylor is the niece of Dian C. Taylor and the cousin of John R. Eisenbrey, Jr.

Qualifications:  Ms. Nicholle Taylor has over thirty years of experience with the Company in a variety of field, office, managerial and executive positions.  The Board of Directors has determined that the range of her experience across various company functions gives her a clear perception of how the Company operates, thus enhancing the Board’s ability to know the Company’s current capabilities and limitations, and qualifies her to serve as a director.  Ms. Taylor serves on the Board of Directors of the National Association of Water Companies, a trade organization of the investor-owned water utility industry.  Ms. Taylor also currently serves on the Board of Directors of the Committee of 100, which is a business organization that promotes responsible economic development in the state of Delaware.  In 2019, Ms. Taylor was appointed to the Board of Directors of the Delaware Nature Society, a non- profit organization dedicated to connecting people with the natural world to improve the environment through education, advocacy, and conservation.

Pierre A. Anderson	44
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

Joseph A. DiNunzio, CPA, CGMA	60
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

Mr. DiNunzio is Past Chairman of the Board of the Cecil County Chamber of Commerce and served on the Board of the Cecil Business Leaders from June 2013 to January 2023.  He is Past Chairman of the Delaware Chapter of the National Association of Water Companies.   Mr. DiNunzio is a member of the Cecil County Maryland Economic Development Commission, the Delaware Source Water Assessment and Protection Program’s Citizens and Technical Advisory Committee, the American Institute of Certified Public Accountants, the Pennsylvania Institute of Certified Public Accountants, and was a member of the 2003 Delaware Legislative Drinking Water Task Force.

Jennifer L. Finch, CPA	54
Senior Vice President of Finance & Corporate Treasurer of Artesian Resources Corporation & Subsidiaries since November 2020.  Prior to that, Ms. Finch was the Assistant Treasurer and Vice President of Finance from February 2010 to October 2020.  Ms. Finch is responsible for the oversight of all aspects of accounting and tax‐related matters, corporate financing, and serves as the principal accounting officer.
Prior to joining Artesian in 2008, Ms. Finch held various accounting positions for Handler Corporation, a homebuilder and developer located in Wilmington, Delaware, where she worked for 14 years.  She also worked 4 years for a local certified public accounting firm and has more than 30 years of accounting, auditing, and tax experience.  Ms. Finch is a member of the American Institute of Certified Public Accountants and the Delaware Society of Certified Public Accountants.

David B. Spacht	63
Chief Financial Officer of Artesian Resources Corporation and Subsidiaries since January 1995 and President of Artesian Wastewater Management, Inc. since August 2019.  Mr. Spacht joined the Company in 1980 and has held various executive and management level positions.  Mr. Spacht has worked closely with the Public Service Commission for over 40 years on developing rates and regulations in Delaware. He has also worked closely with the Maryland Public Service Commission developing rates and regulations as a result of filing for acquisitions. He was selected by the National Association of Regulatory Utility Commissioners Subcommittee on Water as an instructor for their semi-annual course on rate making.

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

John M. Thaeder	64
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

Raymond T. Kelly, CPA, CISA	38
Vice President of Information Technology for Artesian Resources Corporation and Subsidiaries since November 4, 2022.  Mr. Kelly joined Artesian in 2013 as Manager of Business Applications and was promoted to the Director of Information Technology in 2016. Prior to joining Artesian he served as a Manager for PricewaterhouseCoopers, where he progressively advanced from an Associate; leading information technology audits, financial audits of publicly traded institutions, and utility meter to cash system engagements. During his time at Artesian, Mr. Kelly, who is responsible for all Information Technology functions, has directly led and overseen all enhancements to the technology portfolio including; enterprise applications, infrastructure, business process automation, analytics, and cybersecurity.

Mr. Kelly earned both a Bachelor of Science in Computer Science and Business and a Bachelor of Science in Business and Economics from Lehigh University. He is a Certified Public Account, a Certified Information Systems Auditor, and a Chartered Global Management Accountant. He serves on the Program Committee of the Boys & Girls Club of Delaware and is a member of the American Institute of Certified Public Accountants.

Daniel W. Konstanski	38
Vice President of Engineering for Artesian Resources Corporation and Subsidiaries since November 4, 2022.  Mr. Konstanski is a Board Certified, Professional Engineer with 18 years of experience in the water and wastewater industry. He joined Artesian in March of 2014 as a Senior Engineer, was appointed Manager of Engineering in 2019 and was named Vice President of Engineering in October of 2022. Mr. Konstanski is responsible for managing and overseeing the Engineering Department’s operation and staff as well as directly managing capital projects.  His team includes engineers, project managers and subject matter experts who shepherd, analyze, and manage Artesian’s extensive water and wastewater assets including treatment, pipeline hydraulics, system modeling, pumped networks and regulatory matters. During his time at Artesian Mr. Konstanski has managed the permitting, design and construction of multiple new water and wastewater treatment plants as well as renovations of numerous existing facilities, overseen the development of state-of-the-art digital models for both the water and wastewater systems, led efforts to increase self-sufficiency by hundreds of millions of gallons per year and provided input on Artesian’s purchase of multiple additional water and wastewater systems.

Courtney A. Emerson, Esq.	39
General Counsel of Artesian Resources Corporation and Subsidiaries since August 2021 and Assistant Secretary of Artesian Resources Corporation and Subsidiaries since November 2022.  Prior to joining Artesian in 2021, Ms. Emerson practiced law at Fox Rothschild LLP from September 2015 to August 2021. She previously served as an emergency manager for the State of Delaware for nearly a decade and was an educator at a multinational bank.  She earned her J.D. from the Delaware Law School of Widener University and her B.S. in Political Science from the University of Delaware.

Ms. Emerson has served as Vice Chair of the Environmental Section of the Delaware State Bar Association, as Vice Chair of the American Bar Association’s Disaster Legal Services Team, and as Vice President of the University of Delaware Alumni Lawyers Society.   She is a member of the General Counsel Section of the National Association of Water Companies, the Environmental Section of the Delaware State Chamber of Commerce, the American Bar Association, and the Committee of 100.

Corporate Governance

The executive officers are elected or approved by our Board, or the Board of our appropriate subsidiary, to serve until his or her successor is appointed or shall have been qualified or until earlier death, resignation or removal.

In accordance with the provisions of the Company’s By-laws, the Board is divided into three classes. Members of each class serve for three years and one class is elected each year to serve a term until his or her successor shall have been elected and qualified or until earlier resignation or removal.  Mr. John R. Eisenbrey, Jr. and Ms. Dian C. Taylor have been nominated for election to the Board of Directors at the Annual Meeting of stockholders to be held May 10, 2023.

The Board, which met ten times in 2022, has established four standing committees: the Audit Committee, the Compensation Committee, the Budget and Finance Committee, and the Governance and Nominating Committee. Information with respect to the Audit, Compensation and Goverance and Nominating Committees is set forth below. In addition, the charter for each of the four standing committees of the Board is available on our website, www.artesianwater.com.

Dian C. Taylor, the Company’s Chief Executive Officer, also serves as Chair of the Board. The Board, after considering the size of the Company and the composition of the Board, has determined that the combined structure is appropriate. The Board has determined that having one person serving as Chair of the Board and Chief Executive Officer ensures a unified leadership of the Board and management and provides potential efficiency in the execution of the strategies and visions of the Board and management. The Board believes that Ms. Taylor’s experience and operational knowledge of the business enables her to effectively perform both roles. Given the limited number of Board members and the practice of open communication with the entire Board, the Company does not have a lead independent director. The Board meets as often as needed and at least twice a year in executive session without any management or non-independent directors present. The Board believes this is an appropriate structure for the Company which provides the appropriate independent oversight. In addition, the Audit Committee and the Compensation Committee regularly consult with the Company’s General Counsel to review the various types of risks that affect the Company and to consult on strategies to anticipate such risks. The Board believes this structure has been effective. The Board meets with management on a regular basis to review operational reports, financial updates, strategic development and other matters. Frequent meetings help to promote and ensure open communication with the management team. All Board members are engaged and remain actively involved in their oversight roles. The Board is responsible for oversight of the Company’s risk management process. The senior management team is responsible for identifying risks, managing risks and reporting and communicating risks back to the Board.

Director Compensation

In May 2022, each independent director received an annual retainer fee of $95,000, to be paid quarterly.  Dian C. Taylor and Nicholle R. Taylor received annual retainer fees of $67,000, to be paid quarterly. Directors do not receive any additional meeting fees William Wyer is serving as Director Emeritus and receives $3,750 for each standing quarterly Board Meeting he attends.

In 2022, our directors, other than Dian C. Taylor and Nicholle R. Taylor, whose fees as director are included in the Summary Compensation Table, received the following compensation:
::

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All other Compensation ($)(2)	Total ($)
Kenneth R. Biederman	87,250	45,580	---	132,830
John R. Eisenbrey, Jr.	87,250	45,580	---	132,830
Michael Houghton	82,250	45,580	---	127,830
William C. Wyer (2)	27,250	N/A	---	27,250

(1)
On May 3, 2022, each director, received a restricted stock award of 1,000 shares of Class A Stock. The fair market value per share was $45.58, the closing price of the Class A Stock as recorded on the Nasdaq Global Select Market on May 3, 2022.  The restricted shares vest one year from the date of grant.  There were no outstanding option shares outstanding for Independent Directors at December 31, 2022. The number of restricted shares outstanding at December 31, 2022 for each director is:

	Option Shares Outstanding at December 31, 2022	Restricted Shares Outstanding at December 31, 2022
Kenneth R. Biederman	---	1,000
John R. Eisenbrey, Jr.	---	1,000
Michael Houghton	---	1,000
William C. Wyer	---	1,000

(2)
William Wyer concluded his last three-year term as Director on May 4, 2022. Upon his retirement from the Board, in light of his substantial contributions to the Company and the Board’s interest in continuing to benefit from Mr. Wyer’s experience, the Board appointed Mr. Wyer  to the honorary role of Director Emeritus.  As Director Emeritus, Mr. Wyer is invited to attend meetings of the Board, but is not considered a director of the Company and is not entitled to vote on any matter presented to the Board.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2022, the members of our Compensation Committee were Kenneth R. Biederman, John R. Eisenbrey, Jr. and Michael Houghton. None of our executive officers serves as a director or as a member of the compensation committee, or any other committee serving an equivalent function, of any entity that has one or more of its executive officers serving as members of our Compensation Committee or as a director of our Board.  No member of our Compensation Committee has ever been our employee.

Independence

In 2022, the Board of Directors determined that Messrs. Biederman, Eisenbrey and Houghton, a majority of the Board of Directors, met the independence requirements prescribed by the listing standards of the Nasdaq Global Select Market.

Audit Committee

The Audit Committee reviews the procedures and policies relating to the internal accounting procedures and controls of the Company, and provides general oversight with respect to the accounting principles employed in the Company's financial reporting. As part of its activities, the Audit Committee meets with representatives of the Company's management and independent accountants. The Audit Committee has considered the extent and scope of non-audit services provided to the Company by its outside accountants and has determined that such services are compatible with maintaining the independence of the outside accountants. The Audit Committee appoints and retains the Company's independent accountants. The Audit Committee consists of Kenneth R. Biederman, John R. Eisenbrey, Jr. and Michael Houghton, three independent directors. The Board of Directors has also determined that each member of the Audit Committee meets the independence requirements prescribed by the listing standards of the Nasdaq Global Select Market and the rules and regulations of the Securities and Exchange Commission. The Board of Directors has further determined that Mr. Biederman, a member of the Audit Committee, is an "audit committee financial expert" as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the Securities and Exchange Commission. During 2022, the Audit Committee met four times.

Compensation Committee

The Compensation Committee reviews the compensation and benefits provided to key management employees, officers and directors and makes recommendations as appropriate to the Board. The Compensation Committee also determines whether and what amounts should be granted under the 2015 Equity Compensation Plan, or the 2015 Plan, and may make recommendations for amendments to the 2015 Plan. The Compensation Committee is comprised of Kenneth R. Biederman, John R. Eisenbrey, Jr. and Michael Houghton, three independent directors. The Board of Directors has also determined that each member of the Compensation Committee meets the independence requirements prescribed by the listing standards of the Nasdaq Global Select Market and the rules and regulations of the Securities and Exchange Commission. During 2022, the Compensation Committee met two times.

Consideration of Director Candidates

The Governance and Nominating Committee is comprised of Kenneth R. Biederman, John R. Eisenbrey, Jr. and Michael Houghton, three independent directors. As part of the formalized nominating procedures, the committee makes recommendations for director nominations to the full Board. Director candidates nominated by stockholders are considered in the same manner, provided the nominations are submitted to the Secretary and copied to the Chairman of the committee on a timely basis and in accordance with the Company's By-laws. Nominations for the election of directors for the 2023 Annual Stockholders' Meeting were approved by the Governance and Nominating Committee on January 25, 2023.

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

Code of Ethics

The Company has adopted a code of ethics applicable to its chief executive officer, chief financial officer, controller or principal accounting officer, and any person who performs a similar function, which is a "code of ethics" as defined by applicable rules of the Securities and Exchange Commission. This code is publicly available on the Company's website at www.artesianwater.com. If the Company makes any amendments to this code other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company's chief executive officer, chief financial officer, controller or principal accounting officer, and any person who performs a similar function, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website. The information on the website listed above is not and should not be considered part of this Annual Report on Form 10-K. It is intended to be an inactive textual reference only and is not incorporated by reference herein.

Board Diversity

We believe it is important that our Board is composed of individuals reflecting the diversity represented by our employees, our customers, and our communities. We provide below enhanced disclosure regarding the self-reported diversity of our Board as required by the listing standards of the NASDAQ Capital Market.

Board Diversity Matrix (As of March 1, 2023)
Total Number of Directors	5
	Female	Male	Non- Binary	Did Not Disclose Gender
Part I: Gender Identify
Directors	2	3
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	2	3
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This discussion describes the Company’s compensation program for its named executive officers listed in the Summary Compensation Table that immediately follows this discussion.  The named executive officers are: Dian C. Taylor, Chair, President & Chief Executive Officer; David B. Spacht, Chief Financial Officer; Joseph A. DiNunzio, Executive Vice President & Secretary; Nicholle R. Taylor, Senior Vice President and Jennifer L. Finch, Corporate Treasurer and Senior Vice President of Finance & Treasurer.

Objectives of the Company’s Compensation Program

The Compensation Committee believes that the compensation for the Company’s executives should serve to attract, motivate and retain seasoned and talented executives responsible for successfully guiding and implementing the Company's strategy.  Our strategy is to increase our customer base, revenues, earnings and dividends by expanding our services across the Delmarva Peninsula, thereby providing our stockholders with a long-term, satisfactory return on their investment.

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

The Compensation Committee engaged Pearl Meyer & Partners as a compensation consultant in 2013 to provide it with independent advice on executive compensation matters.  They did not develop a public company peer group as part of their compensation benchmarking exercise, as they found few similarly sized, publicly traded water utilities.  They used data available from a peer group of water utility companies to review incentive plan market practices and to establish industry practices, but did not use the pay data from these organizations given that the size of many are substantially larger than the Company.  This peer group includes American States Water Company; American Water Works Company, Inc.; Essential Utilities, Inc.; California Water Service Group; Middlesex Water Company; SJW Group and York Water Company.  This peer group has been used since 2013, and the Company believes it is appropriate to continue the use of this peer group for comparing the percentage change in cumulative shareholder returns and for consideration of elements of compensation not provided for by the Company. During the fourth quarter of 2022, Pearl Meyer & Partners was engaged by the Company to conduct a compensation analysis on executive compensation.  We expect that Pearl Meyer & Partners will provide a report of their findings, conclusions and recommendations by the end of the first quarter 2023.  This analysis had no impact on 2022 compensation for the named executive officers.

Base Salary

Base salaries for Company executives are set at levels considered appropriate to attract and retain seasoned and talented personnel.  In 2022, the Compensation Committee increased the base salary of each of the named executive officers by 4%.

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

Cash Bonus and Equity Compensation Awards

Annually, the Compensation Committee determines whether any Cash Bonus and/or Equity Compensation Awards should be granted to any of the executives.  The Cash Bonus and Equity Compensation Awards are intended to reward executives for their contributions towards meeting the Company's strategic objectives.  Cash Bonus and Equity Compensation Awards are entirely discretionary and are based upon a qualitative assessment conducted by the Compensation Committee in the case of the Chief Executive Officer and by the Compensation Committee and the Chief Executive Officer in the case of other executives.  Recognizing both the executive team's and each individual named executive officer’s contributions toward meeting the Company's strategic objectives, cash bonuses were awarded to the Chief Executive Officer and named executive officers in 2022, 2021, and 2020.

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

The Compensation Committee,

John R. Eisenbrey, Jr, Chairman
Kenneth R. Biederman
Michael Houghton

CEO Pay Ratio

The 2022 compensation disclosure ratio of the median annual total compensation of all Company employees to the annual total compensation of the Company’s Chief Executive Officer is as follows:

2022 Total Compensation
Median employee total annual compensation	$93,432
Annual total compensation of Dian C. Taylor, CEO	$1,005,375
Ratio of CEO to median employee compensation	11:1

For simplicity, we identified the median employee by examining the base annual salary for all individuals, excluding our CEO, who were employed by us on October 31, 2020.  We included all employees, whether employed on a full-time, part-time, or seasonal basis.  We believe that the use of base annual salary compensation, excluding overtime, is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees and believe that it provides a reasonable estimate of the pay ratio calculated in a manner consistent with Item 402(u) of Regulation S-K.  After identifying the median employee by examining base annual salary excluding overtime, we calculated annual total compensation, including overtime, for such employee using the same methodology we use for our named executive officers set forth in the 2022 Summary Compensation Table.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2),(3),(4)	Total ($)

Dian C. Taylor, Chair, Chief Executive	2022	611,330	175,000	46,620	172,425	1,005,375
Officer & President	2021	592,712	153,000	40,980	153,595	940,287
	2020	575,574	250,000	35,010	214,924	1,075,508

David B. Spacht, Chief Financial	2022	409,973	100,000	N/A	39,583	549,556
Officer	2021	395,272	75,000	N/A	36,404	506,676
	2020	383,064	104,000	N/A	34,955	522,019

Joseph A. DiNunzio, Executive Vice	2022	444,589	150,000	N/A	35,725	630,314
President & Secretary	2021	431,046	75,000	N/A	31,900	537,946
	2020	418,585	100,000	N/A	32,483	551,068

Nicholle R. Taylor, Senior Vice	2022	394,608	150,000	46,620	100,511	691,739
President	2021	350,864	78,000	40,980	98,953	568,797
	2020	322,595	100,000	35,010	99,355	556,960

Jennifer L. Finch, Senior Vice	2022	363,832	100,000	N/A	20,819	484,651
President & Treasurer	2021	352,749	75,000	N/A	16,035	443,784
	2020	301,459	100,000	N/A	14,793	416,252

(1)
On May 3, 2022, Dian Taylor and Nicholle Taylor each received a restricted stock award of 1,000 shares of Class A Stock in their capacities as directors of the Company.  The award was valued at the fair market value on the date of the award (last reported sale price on the date of award) or $45.58 per share. The restricted shares vest one year from the date of grant. On May 4, 2021 Dian Taylor and Nicholle Taylor each received a restricted stock award of 1,000 shares of Class A Stock.  The award was valued at the fair market value on the date of the award or $40.11 per share. The restricted shares vested one year from the date of grant. On May 6, 2020, Dian Taylor and Nicholle Taylor each received a restricted stock award of 1,000 shares of Class A Stock.  The award was valued at the fair market value on the date of the award or $35.01 per share. The restricted shares vested one year from the date of grant.

(2)
Under the Company’s defined contribution 401(k) Plan, the Company contributes two percent of an eligible employee’s gross earnings. The Company also matches 50 percent of the first six percent of the employee’s gross earnings that the employee contributes to the 401(k) Plan. In addition, all employees hired before April 26, 1994 and under the age of 60 at that date are eligible for additional contributions to the 401(k) Plan. Employees over the age of 60 at that date receive Company paid medical, dental and life insurance benefits upon retirement. The Company will not provide the additional 401(k) or medical, dental and life insurance benefits to any other current or future employees. In 2022, Company contributions to the 401(k) Plan under terms available to all other employees based upon their years of service and plan eligibility were made in the amounts of:

Dian C. Taylor	$33,550
David B. Spacht	$33,550
Joseph A. DiNunzio	$33,550
Nicholle R. Taylor	$33,550
Jennifer L. Finch	$15,250

(3)
Included in the “All Other Compensation” column in the table above are amounts received by Dian C. Taylor as compensation for attendance at meetings of the Board and its committees in 2022 totaling $60,250, $8,437 for security provided at her personal residence, $36,925 for country club dues and personal use of a company-owned vehicle. Also included in the “All Other Compensation” column in the table above are amounts received by Nicholle R. Taylor as compensation for Board retainer fees, attendance at meetings of the Board and its committees in 2022 totaling $60,250.

(4)
Executive officers are reimbursed for eligible medical expenses not otherwise covered by the Company’s medical insurance plan under the Officer’s Medical Reimbursement Plan. Amounts reimbursed are included in the “All Other Compensation” column in the table above. Dian C. Taylor received reimbursements of $29,006 in 2022.

Grants of Plan-Based Awards Table

Name	Grant Date	Vest Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock & Option Awards ($)

Dian C. Taylor	5/03/2022	5/03/2023	1,000	-	-	45,580
Nicholle R. Taylor	5/03/2022	5/03/2023	1,000	-	-	45,580

On May 3, 2022, Dian C. Taylor and Nicholle R. Taylor each received a restricted stock award of 1,000 shares of Class A Stock, as noted in the table above. The awards were valued at the fair market value on the date of the award (last reported sale price on the date of award) or $45.58 per share. The restricted stock awards vest one year from the date of grant.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date

Nicholle R. Taylor	6,750	---	21.86	5/07/2024

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Dian C. Taylor	6,750	634,311	1,000	46,620
Nicholle R. Taylor	8,750	284,953	1,000	46,620

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the equity securities of the Company, as of March 7, 2023 for each director, each named executive officer, each beneficial owner of more than five percent (5%) of the outstanding shares of any class of the Company’s voting securities and all directors and executive officers as a group, based in each case on information furnished to the Company. Addresses are provided for each beneficial owner of more than five percent (5%) of the Company’s voting securities.

	Class A Non-Voting Common Stock(1)		Class B Common Stock(1)
	Shares	Percent(2)	Shares	Percent(2)

Dian C. Taylor (3) 664 Churchmans Road Newark, Delaware 19702	146,543	1.7	159,509	18.1

Kenneth R. Biederman (3)	23,875	*	---	---

John R. Eisenbrey, Jr. (3)(4)(5) 15 Albe Drive Newark, Delaware 19702	53,751	*	45,707	5.2

Nicholle R. Taylor (3)(6) 20 Brendle Lane Wilmington, Delaware 19807	30,999	*	281,719	32.0

Michael Houghton	1,000	---	---	---

Joseph A. DiNunzio	19,144	*	203	*

David B. Spacht	4,109	*	189	*

Jennifer L. Finch	1,815	*	---	---

Louisa Taylor Welcher 219 Laurel Avenue Newark, DE 19711	87,324	1.0	135,862	15.4

Directors and Executive Officers as a Group (13 Individuals)(3)	311,860	3.6	488,677	55.4

* less than 1%

(1)
The nature of ownership consists of sole voting and investment power unless otherwise indicated.  The amount also includes all shares issuable to such person or group upon the exercise of options or vesting of restricted shares held by such person or group to the extent such options are exercisable or restricted shares vest within 60 days after March 7, 2023.

(2)
The percentage of the total number of shares of the class outstanding is shown where that percentage is one percent or greater.  Percentages for each person are based on the aggregate number of shares of the applicable class outstanding as of March 7, 2023, and all shares issuable to such person upon the exercise of options or vesting of restricted shares held by such person to the extent such options are exercisable or restricted shares vest within 60 days of that date.

(3)
Includes vesting of restricted shares and options to purchase shares of the Company’s Class A Stock, as follows: Ms. D. Taylor (1,000 shares); Mr. Biederman (1,000 shares); Mr. Eisenbrey, Jr. (1,000 shares); Ms. N. Taylor (7,750 shares); Mr. Houghton (1,000 shares).

(4)	89,123 shares were pledged by Mr. Eisenbrey, Jr. as collateral for a loan.

(5)
Includes 780 shares of the Class B Stock owned by a trust, of which Mr. Eisenbrey, Jr. is a trustee and has a beneficial ownership interest, and 1,555 shares of the Class B Stock held in custodial accounts for Mr. Eisenbrey, Jr.’s daughters.

(6)	Includes 724 shares of the Class A Stock and 45 shares of the Class B stock held in custodial accounts for Ms. N. Taylor’s daughter and 282 shares of Class A stock held by her spouse.

On January 24, 2023, Blackrock, Inc. filed Amendment No. 1 to Schedule 13G indicating it is the beneficial owner of 821,717 shares (approximately 9.5%) of the Company’s Class A Non-Voting Common Stock.  Pursuant to Regulation S-K, Item 403(b), Blackrock, Inc.’s ownership of such non-voting stock has been excluded from the foregoing table because it is not a director, director nominee or named executive officer of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information on the shares of our Class A Stock that may be issued upon exercise of outstanding stock options and vesting of awards as of December 31, 2022 under the Company’s stockholder approved stock plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	11,750	$12.560	284,932

Total	11,750	$12.560	284,932

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have three directors who are considered independent under the Nasdaq listing standards:  Kenneth R. Biederman, John R. Eisenbrey, Jr. and Michael Houghton.

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

Related person transactions include any transaction in which (1) the Company is a participant, (2) any related person has a direct or indirect material interest and (3) the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, but excludes certain type of transactions where the related person is deemed not to have a material interest.  A related person means: (a) any person who is, or at any time since the beginning of the Company’s last fiscal year was, a director, an executive officer or a director nominee; (b) any person known to be the beneficial owner of more than 5% of any class of the Company’s voting securities; (c) any immediate family member of a person identified in items (a) or (b) above, meaning such person’s spouse, parent, stepparent, child, stepchild, sibling, mother- or father-in-law, son- or daughter-in-law, brother- or sister-in-law or any other individual (other than a tenant or employee) who shares the person’s household; or (d) any entity that employs any person identified in (a), (b) or (c) or in which any person identified in (a), (b) or (c) directly or indirectly owns or otherwise has a material interest.

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

Related Party Transactions

Mr. Michael Houghton currently serves as a director.  During 2021, Mr. Houghton was a Partner in the law firm of Morris, Nichols, Arsht & Tunnell LLP, or MNAT, in Wilmington, Delaware.  Mr. Houghton retired from MNAT as a Partner, effective January 1, 2022, however, Mr. Houghton continues to perform legal services for MNAT as an independent contractor and non-partner.  In the normal course of business, the Company utilized the services of MNAT in 2021 for various regulatory, real estate and public policy matters.  Approximately $191,000 and $386,000 was paid to MNAT during the years ended December 31, 2021 and December 31, 2020, respectively, for legal and director related services

As set forth in the Charter of the Audit Committee of the Board, the Audit Committee is responsible for reviewing and, if appropriate, approving all related party transactions between us and any officer, any director, any person known to be the beneficial owner of more than 5% of any class of the Company’s voting securities or any other related person that would potentially require disclosure.  In its review and approval of the related party transactions with MNAT, the Audit Committee considered the nature of the related person’s interest in the transactions; the satisfactory performance of work contracted with the related party prior to the election of Mr. Houghton as a director; and the material terms of the transactions, including, without limitation, the amount and type of transactions, the importance of the transactions to the related person, the importance of the transactions to the Company and whether the transactions would impair the judgment of a director or officer to act in the best interest of the Company.  The Audit Committee approves only those related person transactions that are in, or are consistent with, the best interests of the Company and its stockholders..

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Registered Public Accounting Firm

The following table sets forth the aggregate contract fees billed to the Company for the fiscal year 2022 and 2021 by the independent registered public accounting firm, BDO USA, LLP.

(In thousands)	2022	2021
Audit Fees	$415	$387
Audit-Related Fees	21	17
Tax Fees	---	---
All Other Fees	---	---

Total Fees	$436	$404

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

Tax Fees: consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, return preparation and tax audits.  The independent registered public accounting firm did not provide any tax services to the Company in 2022 and 2021.

All Other Fees: consist of fees for services other than described above. The independent registered public accounting firm did not provide any other services to the Company in 2022 and 2021.

Pursuant to our policy, the Audit Committee pre-approves audit and tax services for the year as well as non-audit services to be provided by the independent registered public accounting firm. Any changes in the amounts quoted are also subject to pre-approval by the committee. Any audit related fees and tax fees paid are pre-approved by the committee.

The Audit Committee of the Company’s Board of Directors has considered whether BDO’s provision of the services described above for the fiscal year ended December 31, 2022 is compatible with maintaining its independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	The following documents are filed as part of this report:	Page(s)*
(1)	Financial Statements:
Reports of Independent Registered Public Accountants (BDO USA,LLP; Wilmington, DE; PCAOB ID# 243)
Consolidated Balance Sheets at December 31, 2022 and 2021
Consolidated Statements of Operations for the three years ended December 31, 2022
Consolidated Statements of Cash Flows for the three years ended December 31, 2022
Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2022
Notes to Consolidated Financial Statements

(2)	Exhibits: see the exhibit list below

* Page number shown refers to page number in this Annual Report on Form 10-K
ITEM 16. FORM 10-K SUMMARY

Information with respect to this item is not required and has been omitted at our option.

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2022

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
4.1
First Amendment to Second Amended and Restated Revolving Credit Agreement between Artesian Water Company, Inc. and CoBank, ACB dated October 25, 2022. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

4.2
Twenty-Fifth Supplemental Indenture dated as of April 29, 2022, between Artesian Water Company, Inc. and Wilmington Trust Company, as trustee.  Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

4.3	Bond Purchase Agreement, dated April 29, 2022, by and between Artesian Water Company, Inc., and CoBank, ACB.
Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

4.4
Twenty-Fourth Supplemental Indenture dated as of December 17, 2019, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 4.1 filed with the Company’s Form 8-K filed on December 19, 2019.

4.5
Bond Purchase Agreement, dated December 17, 2019 by and between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 4.2 filed with the Company’s Form 8-K filed on December 17, 2019.

4.6
Twenty-Third Supplemental Indenture dated as of January 31, 2018, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 4.1 filed with the Company’s Form 8-K filed on February 2, 2018.

4.7
Bond Purchase Agreement, dated January 31, 2018 by and between Artesian Water Company, Inc., subsidiary of the Company, and CoBank, ACB.  Incorporated by reference to Exhibit 4.2 filed with the Company’s Form 8-K filed on February 2, 2018.

4.8
Twenty-Second Supplemental Indenture dated as of January 18, 2017, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 4.1 filed with the Company’s Form 8-K filed on January 20, 2017.

4.9
Bond Purchase Agreement, dated January 18, 2017 by and between Artesian Water Company, Inc., subsidiary of the Company, and CoBank, ACB.  Incorporated by reference to Exhibit 4.2 filed with the Company’s Form 8-K filed on January 20, 2017.

4.10
First Amendment to Indenture of Mortgage and to the Sixteenth, Eighteenth and Twentieth Supplemental Indentures dated as of January 18, 2017, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.3 filed with the Company’s Form 10-K for the year ended December 31, 2017.

4.11
Letter Agreement, dated as of September 15, 2015, by and between Artesian Water Company, Inc. and CoBank ACB. Incorporated by reference to Exhibit 4.1 filed with the Company’s Form 8-K filed on September 18, 2015.

4.12
Twenty-First Supplemental Indenture dated as of November 20, 2009, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.4 filed with the Company’s Form 10-K for the year ended December 31, 2017.

4.13
Twentieth Supplemental Indenture dated as of December 1, 2008, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 4.1 filed with the Company’s Form 8-K filed on December 4, 2008.

4.14
First Amendment to Bond Purchase Agreement, dated as of January 18, 2017 by and between Artesian Water Company, Inc., subsidiary of the Company, and CoBank, ACB. Incorporated by reference to Exhibit 4.13 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

4.15
Bond Purchase Agreement, dated December 1, 2008 by and between Artesian Water Company, Inc., subsidiary of the Company, and CoBank, ACB.  Incorporated by reference to Exhibit 4.2 filed with the Company’s Form 8-K filed on December 4, 2008.

4.16
Eighteenth Supplemental Indenture dated as of August 1, 2005, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.17
Sixteenth Supplemental Indenture dated as of January 31, 2003 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.2 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.18
Indenture of Mortgage dated July 1, 1961, between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.10 filed with the Company’s Annual
Report on Form 10-K for the year ended December 31, 2017.

4.19
Second Amendment to Master Loan Agreement, dated as of November 13, 2019, by and between Artesian Wastewater Management, Inc. and CoBank, ACB.    Incorporated by reference to Exhibit 4.16 filed with the Company’s Annual
Report on Form 10-K for the year ended December 31, 2019.

4.20
First Amendment to Master Loan Agreement, dated as of January 10, 2019, by and between Artesian Wastewater Management, Inc. and CoBank, ACB.  Incorporated by reference to Exhibit 4.17 filed with the Company’s Annual
Report on Form 10-K for the year ended December 31, 2019.

4.21
Guarantee of Payment, dated as of August 8, 2018, by and between Artesian Resources Corporation and CoBank, ACB. Incorporated by reference to Exhibit 4.3 filed with the Company’s Form 10-Q filed on August 9, 2018.

4.22
Master Loan Agreement, dated as of August 8, 2018, by and between Artesian Wastewater Management, Inc. and CoBank, ACB. Incorporated by reference to Exhibit 4.2 filed with the Company’s Form 10-Q filed on August 9, 2018.

4.23	Artesian Resources Corporation 2015 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8 filed December 16, 2015.

4.24
Interest Rate Lock Agreement, dated as of October 8, 2019, by and between Artesian Water Company, Inc. and CoBank, ACB, Incorporated by reference to Exhibit 4.1 filed with the Company’s Form 8-K filed on October 11, 2019.

4.25	Description of the Company’s Securities. Incorporated by reference to Exhibit 4.22 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

4.26
Interest Rate Lock Agreement, dated as of February 7, 2022, by and between Artesian Water Company, Inc. and CoBank, ACB. Incorporated by reference to Exhibit 4.1 filed with the Company’s Form 8-K filed on February 10, 2022.

10.1
Financing Agreement, Loan No. 22000033, dated as of December 9, 2022, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health., incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed on December 12, 2022.

10.2
General Obligation Note (New Castle County Water Main Transmission Replacements Projects), Series 2022D-DWSRF, dated as of December 9, 2022, issued by Artesian Water Company, Inc. in favor of Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health., incorporated by reference to Exhibit 10.2 filed with the Company’s Form 8-K filed on December 12, 2022.

10.3
Financing Agreement, Loan No. 22000032, dated as of December 9, 2022, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health., incorporated by reference to Exhibit 10.3 filed with the Company’s Form 8-K filed on December 12, 2022.

10.4
General Obligation Note (New Castle County Water Main Transmission Replacements Projects), Series 2022E-DWSRF, dated as of December 9, 2022, issued by Artesian Water Company, Inc. in favor of Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health., incorporated by reference to Exhibit 10.4 filed with the Company’s Form 8-K filed on December 12, 2022.

10.5
Financing Agreement, Loan No. 22000031, dated as of December 9, 2022, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health., incorporated by reference to Exhibit 10.5 filed with the Company’s Form 8-K filed on December 12, 2022.

10.6
General Obligation Note (New Castle County Water Main Transmission Replacements Projects), Series 2022F-DWSRF, dated as of December 9, 2022, issued by Artesian Water Company, Inc. in favor of Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health., incorporated by reference to Exhibit 10.6 filed with the Company’s Form 8-K filed on December 12, 2022.

10.7
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

10.9
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

10.11
Financing Agreement, Loan No. 22000028, dated as of August 12, 2022, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health., incorporated by reference to Exhibit 10.5 filed with the Company’s Form 8-K filed on August 15, 2022.

10.12
General Obligation Note (New Castle County Water Main Transmission Replacements Projects), Series 2022C-DWSRF, dated as of August 12, 2022, issued by Artesian Water Company, Inc. in favor of Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health., incorporated by reference to Exhibit 10.6 filed with the Company’s Form 8-K filed on August 15, 2022

10.13
Settlement Agreement upon which The Chemours Company FC, LLC, Hercules, LLC, Waste Management of Delaware, Inc., SC Holdings, Inc., Cytec Industries, Inc., Zeneca Inc., and Bayer CropScience Inc., collectively the Percentage Settlors, and the Delaware Sand and Gravel Remedial Trust, on one hand, and Artesian Water Company, Inc., on the other hand, have agreed to resolve certain of Artesian Water’s claims and issues relating to releases of contaminants from the Delaware Sand & Gravel Landfill Superfund Site, incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q filed on August 5, 2022

10.14
Amendment to Asset Purchase Agreement, dated May 11, 2022, by and among Artesian Water Company, Inc., a Delaware corporation, and the Town of Clayton, a Delaware municipality, incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q filed on August 5, 2022.

10.15
Stock Purchase Agreement, dated August 27, 2021, by and among Artesian Wastewater Management, Inc., a Delaware corporation, and Middlesex Water Company, a New Jersey corporation. Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q filed on November 5, 2021.

10.16
Asset Purchase Agreement, dated February 16, 2022, by and among Artesian Water Company, Inc. a Delaware corporation, and the Town of Clayton, a Delaware municipality. Incorporated by reference to Exhibit 10.2 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

10.17
Asset Purchase Agreement, dated June 11, 2020 by and among Artesian Water Company, Inc., a Delaware corporation, and the City of Delaware City, a Delaware municipality.  Incorporated by reference to Exhibit 10.1 filed with Company’s Form 8-K filed on June 16, 2020.

10.18
Asset Purchase Agreement, dated February 27, 2020 by and among Artesian Water Company, Inc., a Delaware corporation, and the Town of Frankford, a Delaware municipality.  Incorporated by reference to Exhibit 10.1 filed with Company’s Form 8-K filed on March 4, 2020.

10.19
Financing Agreement, dated as of April 28, 2020, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed on April 30, 2020.

10.20
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

10.21
Financing Agreement, dated as of April 28, 2020, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.3 filed with the Company’s Form 8-K filed on April 30, 2020.

10.22
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

10.23
Financing Agreement, dated as of April 28, 2020, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.5 filed with the Company’s Form 8-K filed on April 30, 2020.

10.24
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

10.25
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

10.26
Financing Agreement, dated as of July 15, 2011, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed on July 19, 2011.

10.27
Financing Agreement and General Obligation Note dated February 12, 2010 between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund Delaware Department of Health and Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed on February 17, 2010.

10.28
Second Amended and Restated Revolving Credit Agreement between Artesian Water Company, Inc. and CoBank, ACB dated September 20, 2019. Incorporated by reference to Exhibit 4.2 filed with the Company’s Form 10-Q filed on November 8, 2019.

10.29
Demand Line of Credit Agreement dated January 19, 2010 between Artesian Resources Corporation and each of its subsidiaries and Citizens Bank of Pennsylvania, as amended or modified from time to time.  Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 8-K filed on January 25, 2010.

10.30
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

10.31
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

10.32
Limited Liability Interest Purchase Agreement between Artesian Water Maryland, Inc., subsidiary of the Company, and Mountain Hill Water Company, LLC, dated May 5, 2008.  Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed on May 9, 2008.

10.33	Artesian Resources Corporation 2005 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. ***

10.34
Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2003.***

10.35	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.***

10.36	Officer’s Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.***

21	Subsidiaries of the Company as of December 31, 2022. *

23.1	Consent of BDO USA, LLP *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document). *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). *

*	Filed herewith.
**	Furnished herewith.
***	Compensation plan or arrangement required to be filed or incorporated as an exhibit.

SIGNATURES
ARTESIAN RESOURCES CORPORATION

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 10, 2023	By: /s/ DAVID B. SPACHT
David B. Spacht
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DIAN C. TAYLOR	Chair of the Board of Directors, President
Dian C. Taylor	and Chief Executive Officer (Principal	March 10, 2023
Executive Officer)

/s/ DAVID B. SPACHT	Chief Financial Officer (Principal Financial Officer)
David B. Spacht		March 10, 2023

/s/ JENNIFER L. FINCH	Corporate Treasurer and Senior Vice
Jennifer L. Finch	President of Finance (Principal Accounting Officer)	March 10, 2023

/s/ KENNETH R. BIEDERMAN
Kenneth R. Biederman	Director	March 10, 2023

/s/ JOHN R. EISENBREY, JR.
John R. Eisenbrey, Jr.	Director	March 10, 2023

/s/ MICHAEL HOUGHTON
Michael Houghton	Director	March 10, 2023

/s/ NICHOLLE R. TAYLOR
Nicholle R. Taylor	Director	March 10, 2023