Form 10-Q
period 2023-03-31
ARTESIAN RESOURCES CORP
filed 2023-05-10
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ).

☐	Yes	☑	No

As of May 8, 2023, 8,628,221 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	March 31, 2023	December 31, 2022
Utility plant, at original cost (less accumulated depreciation - 2023 - $176,243; 2022 - $172,954)	$679,714	$668,031
Current assets
Cash and cash equivalents	115	1,309
Accounts receivable (less allowance for doubtful accounts - 2023 - $410; 2022 - $416)	10,218	13,511
Income tax receivable	737	1,632
Unbilled operating revenues	1,296	1,586
Materials and supplies	5,260	4,702
Prepaid property taxes	1,085	2,186
Prepaid expenses and other	2,898	2,878
Total current assets	21,609	27,804
Other assets
Non-utility property (less accumulated depreciation - 2023 - $1,007; 2022 - $990)	3,727	3,740
Other deferred assets	11,056	10,536
Goodwill	1,939	1,939
Operating lease right of use assets	502	467
Total other assets	17,224	16,682
Regulatory assets, net	7,239	7,274
Total Assets	$725,786	$719,791

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$9,504	$9,502
Preferred stock	—	—
Additional paid-in capital	107,290	107,143
Retained earnings	72,345	71,286
Total stockholders' equity	189,139	187,931
Long-term debt, net of current portion	176,263	175,619
	365,402	363,550
Current liabilities
Lines of credit	21,609	20,174
Current portion of long-term debt	2,090	2,003
Accounts payable	8,103	10,929
Accrued expenses	4,060	4,246
Overdraft payable	210	43
Accrued interest	1,441	989
Income taxes payable	618	6
Customer and other deposits	2,510	2,489
Other	2,899	3,190
Total current liabilities	43,540	44,069

Commitments and contingencies

Deferred credits and other liabilities
Net advances for construction	3,633	3,686
Operating lease liabilities	496	466
Regulatory liabilities	28,664	28,721
Deferred investment tax credits	435	439
Deferred income taxes	54,457	54,552
Total deferred credits and other liabilities	87,685	87,864

Net contributions in aid of construction	229,159	224,308
Total Liabilities and Stockholders’ Equity	$725,786	$719,791
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2023	2022
Operating revenues
Water sales	$18,016	$18,143
Other utility operating revenue	2,817	2,525
Non-utility operating revenue	1,662	1,519
Total Operating Revenues	22,495	22,187

Operating expenses
Utility operating expenses	11,272	10,495
Non-utility operating expenses	1,085	943
Depreciation and amortization	3,224	3,085
State and federal income taxes	1,313	1,419
Property and other taxes	1,541	1,502
Total Operating Expenses	18,435	17,444

Operating income	4,060	4,743

Other income
Allowance for funds used during construction (AFUDC)	459	181
Miscellaneous income	1,603	1,446

Income before interest charges	6,122	6,370

Interest charges	2,417	1,887

Net income applicable to common stock	$3,705	$4,483

Income per common share:
Basic	$0.39	$0.48
Diluted	$0.39	$0.47

Weighted average common shares outstanding:
Basic	9,504	9,423
Diluted	9,510	9,455

Cash dividends per share of common stock	$0.2784	$0.2675

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,705	$4,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,224	3,085
Deferred income taxes, net	(99)	34
Stock compensation	56	49
AFUDC, equity portion	(288)	(125)

Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	3,293	1,878
Income tax receivable	895	1,257
Unbilled operating revenues	290	(60)
Materials and supplies	(558)	(919)
Income tax payable	612	244
Prepaid property taxes	1,101	1,827
Prepaid expenses and other	(20)	333
Other deferred assets	(529)	(499)
Regulatory assets	6	92
Regulatory liabilities	(116)	(109)
Accounts payable	(874)	(2)
Accrued expenses	(511)	(137)
Accrued interest	452	422
Deposits and other	(131)	(34)
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,508	11,819

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(16,794)	(9,776)
Investment in acquisitions, net of cash acquired	—	(2,842)
Proceeds from sale of assets	53	2
NET CASH USED IN INVESTING ACTIVITIES	(16,741)	(12,616)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under lines of credit agreements	1,435	706
Increase in overdraft payable	167	103
Net advances and contributions in aid of construction	5,259	2,764
Net proceeds from issuance of common stock	93	537
Issuance of long-term debt	1,120	—
Dividends paid	(2,646)	(2,518)
Deferred debt issuance costs	—	(30)
Principal repayments of long-term debt	(389)	(379)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,039	1,183

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,194)	386

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,309	92

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$115	$478

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
Unaudited
(In thousands)

Non-cash Investing and Financing Activity:
Utility plant received as construction advances and contributions	$545	$1,878
Change in amounts included in accounts payable, accrued payables and other related to capital expenditures	(1,771)	684

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,965	$1,465
Income taxes paid	$10	$—

Purchase price allocation of investment in acquisitions:
Utility plant	$—	$25,354
Cash	—	280
Goodwill	—	1,939
Other assets	—	1,033
Total assets	—	28,606
Less:
Liabilities	—	2,808
Contributions in aid of construction	—	22,676
Cash paid for acquisitions	—	3,122
Cash received from acquisitions	—	280
Net cash paid for acquisitions	$—	$2,842

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Unaudited
(In thousands)

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2021	8,532	881	$8,532	$881	$104,989	$63,607	$178,009
Net income	–	–	–	–	–	4,483	4,483
Cash dividends declared
Common stock	–	–	–	–	–	(2,518)	(2,518)
Issuance of common stock
Dividend reinvestment plan	2	–	2	–	87	–	89
Employee stock options and awards(4)	22	–	22	–	475	–	497
Employee Retirement Plan(3)	–	–	–	–	–	–	–
Balance as of March 31, 2022	8,556	881	8,556	881	105,551	65,572	180,560

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2022	$8,621	$881	$8,621	$881	$107,143	$71,286	$187,931
Net income	–	–	–	–	–	3,705	3,705
Cash dividends declared
Common stock	–	–	–	–	–	(2,646)	(2,646)
Issuance of common stock
Dividend reinvestment plan	2	–	2	–	91	–	93
Employee stock options and awards(4)	–	–	–	–	56	–	56
Employee Retirement Plan(3)	–	–	–	–	–	–	–
Balance as of March 31, 2023	$8,623	$881	$8,623	$881	$107,290	$72,345	$189,139

(1)
At March 31, 2023, and March 31, 2022, Class A Common Stock had 15,000,000 shares authorized.  For the same periods, shares issued, inclusive of treasury shares, were 8,651,976 and 8,585,947, respectively.

(2)	At March 31, 2023, and March 31, 2022, Class B Common Stock had 1,040,000 shares authorized and 881,452 shares issued.
(3)	Artesian Resources Corporation registered 200,000 shares of Class A Common Stock, subsequently adjusted for stock splits, available for purchase through the Company’s 401(k) retirement plan.

(4)
Under the Equity Compensation Plan, effective December 9, 2015, or the 2015 Plan, Artesian Resources Corporation authorized up to 331,500 shares of Class A Common Stock for issuance of grants in the form of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the 2015 Plan. Includes stock compensation expense for March 31, 2023 and March 31, 2022, see Note 6-Stock Compensation Plans.

See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Artesian Resources Corporation, or Artesian Resources, includes income from the earnings of all of our wholly owned subsidiaries. The terms "we", "our", "Artesian" and the "Company" as used herein refer to Artesian Resources and its subsidiaries.

DELAWARE REGULATED UTILITY SUBSIDIARIES

Artesian Water Company, Inc., or Artesian Water, distributes and sells water to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware.  In addition, Artesian Water provides services to other water utilities, including operations and billing functions, and has contract operation agreements with private, municipal and state water providers.  Artesian Water also provides water for public and private fire protection to customers in our service territories.

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

MARYLAND REGULATED UTILITY SUBSIDIARIES

Artesian Water Maryland, Inc., or Artesian Water Maryland, began operations in August 2007. Artesian Water Maryland distributes and sells water to residential, commercial, industrial and municipal customers in Cecil County, Maryland.

Artesian Wastewater Maryland, Inc., or Artesian Wastewater Maryland, was incorporated on June 3, 2008 and is authorized and able to provide regulated wastewater services to customers in the State of Maryland.  It is currently not providing these services.

PENNSYLVANIA REGULATED UTILITY SUBSIDIARY

Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, began operations in 2002.  It provides water service to a residential community in Chester County, Pennsylvania.

OTHER NON-UTILITY  SUBSIDIARIES

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

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for Form 10-Q.  Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  Accordingly, these condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes in the Company's annual report on Form 10-K for fiscal year 2022 as filed with the SEC on March 10, 2023.

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company's balance sheet position as of March 31, 2023, the results of its operations for the three-month periods ended March 31, 2023 and March 31, 2022, its cash flows for the three-month periods ended March 31, 2023 and March 31, 2022 and the changes in stockholders’ equity for the three-month periods ended March 31, 2023 and March 31, 2022.  The December 31, 2022 Condensed Consolidated Balance Sheet was derived from the Company’s December 31, 2022 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.

The results of operations for the interim periods presented are not necessarily indicative of the results for the full year or for future periods.

Regulated Utility Accounting

The accounting records of Artesian Water, Artesian Wastewater, and, effective January 14, 2022, TESI are maintained in accordance with the uniform system of accounts as prescribed by the Delaware Public Service Commission, or the DEPSC.  The accounting records of Artesian Water Pennsylvania are maintained in accordance with the uniform system of accounts as prescribed by the Pennsylvania Public Utility Commission, or the PAPUC.  The accounting records of Artesian Water Maryland and Artesian Wastewater Maryland are maintained in accordance with the uniform system of accounts as prescribed by the Maryland Public Service Commission, or the MDPSC.  Each of these subsidiaries follow the provisions of Financial Accounting Standards Board, or FASB, ASC Topic 980, which provide guidance for companies in regulated industries. These regulated subsidiaries account for the majority of our operating revenue. See Note 16 to our Condensed Consolidated Financial Statements for a full description of our segment information.

Use of Estimates
The condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the U.S., which require management to make certain estimates and assumptions regarding the reported amounts of assets and liabilities including unbilled revenues, credit losses and reserves for bad debt, regulatory asset recovery, lease agreements, goodwill and contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from management's estimates.

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

NOTE 3 – REVENUE RECOGNITION

Background

Artesian’s operating revenues are primarily attributable to contract services based upon regulated tariff rates approved by the DEPSC, the MDPSC, and the PAPUC.  Regulated tariff contract service revenues consist of water consumption, industrial wastewater services, fixed fees for water and wastewater services including customer and fire protection fees, service charges and Distribution System Improvement Charges, or DSIC, billed to customers at rates outlined in our tariffs that represent stand-alone selling prices.  Our non-tariff contract revenues, which are primarily non-utility revenues, consist of SLP Plan fees, water and wastewater contract operations, design and installation contract services, and wastewater inspection fees.  Other regulated operating revenue primarily consists of developer guarantee contributions for wastewater and rental income for antenna agreements, which are not considered in the scope of Accounting Standards Codification 606, Revenue from Contracts with Customers.

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

Artesian generates revenue from metered wastewater services provided to certain customers in Sussex County, Delaware.  We recognize metered wastewater services at tariff rates on a cycle basis for the volume of wastewater transferred to Artesian’s wastewater facilities based upon meter readings for actual gallons of water transferred, as well as unbilled amounts for estimated volume from the date of the last meter reading to the end of the accounting period.  As actual volume amounts are known based on recurring meter readings, adjustments are made to the unbilled estimates in the next billing cycle based on the actual results.  Estimates are made on an individual customer basis, based on one of three methods: the previous year’s volume in the same period, the previous billing period’s volume, or averaging. While actual usage for individual customers may differ materially from the estimate based on management judgments described above, we believe the overall total estimate of volume and revenue for the fiscal period will not differ materially from actual billed consumption.  The majority of these wastewater customers are billed for the volume of water transferred on a quarterly basis.  As a result, we record unbilled operating revenue (contract asset) for any estimated volume through the end of the accounting period that will be billed in the next quarterly cycle.

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

Artesian generates design and installation revenue for services related to the design and construction of wastewater infrastructure for a state agency under contract.  We recognize revenue from these services over time as services are performed using the percentage-of-completion method based on an input method of incurred costs (cost-to-cost).  These services are invoiced at the end of every month based on incurred costs to date.  As of March 31, 2023, there is no associated contract asset or liability.  There is no allowance for doubtful accounts or bad debt expense associated with this revenue.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by service type; all revenues are generated within a similar geographical location:

(in thousands)	Three months ended March 31, 2023	Three months ended March 31, 2022
Tariff Revenue
Consumption charges	$10,447	$10,566
Fixed fees	8,038	7,778
Service charges	180	156
DSIC	1,178	1,182
Metered wastewater services	106	140
Industrial wastewater services	446	407
Total Tariff Revenue	$20,395	$20,229

Non-Tariff Revenue
Service line protection plans	$1,363	$1,222
Contract operations	244	211
Design and installation	105	123
Inspection fees	78	41
Total Non-Tariff Revenue	$1,790	$1,597

Other Operating Revenue	$310	$361

Total Operating Revenue	$22,495	$22,187

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	March 31, 2023	December 31, 2022
Contract Assets – Tariff	$2,332	$2,618

Deferred Revenue
Deferred Revenue – Tariff	$1,241	$1,231
Deferred Revenue – Non-Tariff	414	438
Total Deferred Revenue	$1,655	$1,669

For the three months ended March 31, 2023, the Company recognized revenue of $1.2 million from amounts that were included in Deferred Revenue – Tariff at the beginning of the year and revenue of $0.3 million from amounts that were included in Deferred Revenue – Non- Tariff at the beginning of the year.

The changes in Contract Assets and Deferred Revenue are primarily due to normal timing differences between our performance and customer payments.

Remaining Performance Obligations

As of March 31, 2023 and December 31, 2022, Deferred Revenue – Tariff is recorded net of contract assets within Unbilled operating revenues and represents our remaining performance obligations for our fixed fee water and wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of March 31, 2023 and December 31, 2022, Deferred Revenue – Non-Tariff is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services, contract water operation services and wastewater inspections, which are expected to be satisfied and associated revenue recognized within the next three months for the SLP revenue, approximately seven years for the contract service revenue and one year for the inspection fee revenue.

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

	March 31,	December 31,
(in thousands)	2023	2022

Customer accounts receivable – water	$5,972	$5,981
Customer accounts receivable – wastewater	483	482
Settlement agreement receivable	2,567	2,532
Miscellaneous accounts receivable	692	3,781
Developer receivable	914	1,151
	10,628	13,927
Less allowance for doubtful accounts	410	416
Net accounts receivable	$10,218	$13,511

NOTE 5 – LEASES

The Company leases land and office equipment under operating leases from non-related parties.  Our leases have remaining lease terms of 5 years to 74 years, some of which include options to automatically extend the leases for up to 66 years and are included as part of the lease liability and right of use assets as we expect to exercise the options. Payments made under operating leases are recognized in the consolidated statement of operations on a straight-line basis over the period of the lease.  The annual lease payments for the land operating leases increase each year either by the most recent increase in the Consumer Price Index or by 3%, as applicable based on the lease agreements.  Periodically, the annual lease payment for one operating land lease is determined based on the fair market value of the applicable parcel of land.  None of the operating leases contain contingent rent provisions.  The commencement date of all the operating leases is the earlier of the date we become legally obligated to make rent payments or the date we may exercise control over the use of the land or equipment.  The Company currently does not have any financing leases and does not have any lessor leases that require disclosure.

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

Rent expense for all operating leases, except those with terms of 12 months or less comprises:

	(in thousands)
	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022

Minimum rentals	$2	$7
Contingent rentals	–	–

	$2	$7

Supplemental cash flow information related to leases is as follows:

	(in thousands)
	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2	$7
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$502	$446

Supplemental balance sheet information related to leases is as follows:

	(in thousands, except lease term and discount rate)
	March 31, 2023	December 31, 2022

Operating Leases:
Operating lease right-of-use assets	$502	$467

Other current liabilities	$8	2
Operating lease liabilities	496	466
Total operating lease liabilities	$504	$468

Weighted Average Remaining Lease Term
Operating leases	57 years	61 years
Weighted Average Discount Rate
Operating leases	5.0%	5.0%

Maturities of operating lease liabilities that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2023 are as follows:

(in thousands)
Operating Leases
Year
2024	$34
2025	34
2026	34
2029	34
2030	34
Thereafter	1,405
Total undiscounted lease payments	$1,575
Less effects of discounting	(1,071)
Total lease liabilities recognized	$504

As of March 31, 2023, we have not entered into operating or finance leases that will commence at a future date.

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

Compensation expense of $56,000, related to the May 2022 issue of restricted stock awards, was recorded for the three months ended March 31, 2023.  Compensation expense of $49,000 was recorded for the three months ended March 31, 2022 for restricted stock awards issued in May 2021.  Costs were determined based on the fair value on the dates of the awards and those costs were charged to income over the service periods associated with the awards.

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

The following summary reflects changes in the shares of Class A Stock underlying options and restricted stock awards for the three months ended March 31, 2023:
	Options				Restricted Awards
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)	Outstanding Restricted Stock Awards	Weighted Average Grant Date FairValue
Plan options/restricted stock awards
Outstanding at January 1, 2023	6,750	$21.86		$248	5,000	$45.58
Granted	—	—		—	—	—
Exercised/vested and released	—	—		—	—	—
Expired/cancelled	—	—		—	—	—
Outstanding at March 31, 2023	6,750	$21.86	1.103	$226	5,000	$45.58

Exercisable/vested at March 31, 2023	6,750	$21.86	1.103	$226	—	—

There were no options exercised during the three months ended March 31, 2023.

There were no unvested option shares outstanding under the 2015 Plan during the three months ended March 31, 2023.

As of March 31, 2023, there were no unrecognized expenses related to non-vested option shares granted under the 2015 Plan.

As of March 31, 2023, there was $20,000 total unrecognized expenses related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.09 years, the remaining vesting period for the restricted stock awards.

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

(in thousands)	March 31, 2023	December 31, 2022

Investment in CoBank	$5,882	$5,351
Settlement agreement receivable-long term	4,991	4,991
Other deferred assets	183	194
	$11,056	$10,536

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

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Deferred contract costs and other	5
Rate case studies	5
Delaware rate proceedings	2.5
Maryland rate proceedings	5
Debt related costs	15 to 30 (based on term of related debt)
Deferred costs affiliated interest agreement	20
Goodwill (resulting from acquisition of Mountain Hill Water Company in 2008)	50
Deferred acquisition costs (resulting from purchase of water assets in Cecil County, Maryland in 2011 and Port Deposit, Maryland in 2010)	20
Franchise Costs (resulting from purchase of water assets in Cecil County, Maryland in 2011)	80

Regulatory assets, net of amortization, comprise:
	(in thousands)
	March 31, 2023	December 31, 2022

Deferred income taxes	$460	$465
Deferred contract costs and other	255	227
Debt related costs	4,593	4,682
Goodwill	264	266
Rate case studies	99	57
Deferred costs affiliated interest agreement	1,114	1,114
Deferred acquisition and franchise costs	454	463
	$7,239	$7,274

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

Deferred settlement refunds consist of reimbursements from the Delaware Sand and Gravel Remedial Trust for Artesian Water’s past capital and operating costs, totaling approximately $10.0 million, related to the treatment costs associated with the release of contaminants from the Delaware Sand & Gravel Landfill Superfund Site in groundwater that Artesian Water uses for public potable water supply, pursuant to the Settlement Agreement.  Approximately $2.5 million was paid in August 2022.  The remaining $7.5 million is due in three equal installments no later than August of each year from 2023 through 2025. Artesian Water received approval from the DEPSC in October 2022 to refund to its customers these reimbursements for past capital and operating costs.  The refund for the reimbursements will be applied to current and future customer bills in annual installments. The first refund occurred in October 2022, and future customer refunds will occur no later than August of each year from 2023 through 2025.  The amount of the credit will be calculated by dividing the amount of the reimbursement by the number of eligible customers.  Beginning in 2022, Artesian Water will record 2022 and future recovery of capital expenditures as Contributions in Aid of Construction and will record expense recovery as an offset to operations and maintenance expense, with the intention that those recoveries will then be available for inclusion and consideration in any future rate applications.  For a full discussion of the Settlement Agreement, refer to Note 17 - Legal Proceedings.

Pursuant to the enactment of the Tax Cuts and Jobs Act, or TCJA, on December 22, 2017, the Company adjusted its existing deferred income tax balances to reflect the decrease in the corporate income tax rate from 34% to 21% (see Note 12) resulting in a decrease in the net deferred income tax liability of $24.3 million, of which $22.8 million was reclassified to a regulatory liability related to Artesian Water and Artesian Water Maryland.  The regulatory liability amount is subject to certain Internal Revenue Service normalization rules that require the benefits to customers be spread over the remaining useful life of the underlying assets giving rise to the associated deferred income taxes.  On January 31, 2019, the DEPSC approved the amortization of the regulatory liability amount of $22.2 million over a period of 49.5 years beginning February 1, 2018, subject to audit at a later date. In May 2022, the Company received a rate order from the DEPSC instructing the Company to continue amortizing the liability over a period of 49.5 years, subject to review in the Company’s next base rate filing.  The MDPSC has not issued a final order on the regulatory liability amount of $0.6 million regarding the effects of the TCJA on Maryland customers.

Regulatory liabilities comprise:
	(in thousands)
	March 31, 2023	December 31, 2022

Utility plant retirement cost obligation	$47	$-
Deferred settlement refunds	7,487	7,487
Deferred income taxes (related to TCJA)	21,130	21,234
	$28,664	$28,721

NOTE 10 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards.

The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months Ended March 31,
	2023	2022
	(in thousands)

Weighted average common shares outstanding during the period for Basic computation	9,504	9,423
Dilutive effect of employee stock options and awards	6	32

Weighted average common shares outstanding during the period for Diluted computation	9,510	9,455

For the three months ended March 31, 2023 and 2022, no shares of restricted stock awards were excluded from the calculations of diluted net income per share.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Common Stock, or Class B Stock. As of March 31, 2023, 8,622,999 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of March 31, 2022, 8,556,970 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share.

Equity per common share was $19.90 and $19.16 at March 31, 2023 and December 31, 2022, respectively. These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on March 31, 2023 and December 31, 2022, respectively.

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

• The DEPSC, regulates Artesian Water, Artesian Wastewater, and TESI.
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

Water and Wastewater Rates

Our regulated subsidiaries periodically seek rate increases to cover the cost of increased operating expenses, increased financing expenses due to additional investments in utility plant and other costs of doing business.  Artesian Water provided notice to the DEPSC of its intent to file a request in the second quarter of 2023 to implement new rates to support Artesian Water’s ongoing capital improvement program and to cover increased costs of operations.  In Delaware, utilities are permitted by law to place rates into effect, under bond, on a temporary basis pending completion of a rate increase proceeding.  Any DSIC rate in effect will be reset to zero upon implementation of a temporary increase in base rates charged to customers.  The first temporary increase may be up to the lesser of $2.5 million on an annual basis or 15% of gross water sales.  Should the rate case not be completed within seven months, by law, the utility may put the entire requested rate relief, up to 15% of gross water sales, in effect under bond until a final resolution is ordered and placed into effect.  If any such rates are found to be in excess of rates the DEPSC finds to be appropriate, the utility must refund customers the portion found to be in excess with interest.  The timing of our rate increase requests is therefore dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase.  We can provide no assurances that rate increase requests will be approved by applicable regulatory agencies and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase. See Note 19 – Subsequent Events.

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

The following table summarizes (1) Artesian Water’s application with the DEPSC to collect DSIC rates and (2) the rate upon which eligible plant improvements are based:

Application Date	11/20/20
DEPSC Approval Date	12/14/20
Effective Date	01/01/21
Cumulative DSIC Rate	7.50%
Net Eligible Plant Improvements – Cumulative Dollars (in millions)	$43.1
Eligible Plant Improvements – Installed Beginning Date	10/01/2014
Eligible Plant Improvements – Installed Ending Date	04/30/2019

The rate reflects the eligible plant improvements installed through April 30, 2019.  The January 1, 2021 rate currently remains in effect and is subject to periodic audit by the DEPSC. For each of the three months ended March 31, 2023 and March 31, 2022, we earned approximately $1.2 million in DSIC revenue.

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

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known.  The statute of limitations for the 2018 tax returns lapsed during the third quarter of 2022, which resulted in the reversal of the reserve in the amount of approximately $212,000.  The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense.  During the third quarter of 2022, the Company reversed approximately $10,000 in penalties and interest leaving a zero balance. The Company remains subject to examination by federal and state authorities for the tax years 2019 through 2022.

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

Long-term Financial Liabilities

All of Artesian Resources’ outstanding long-term debt as of March 31, 2023 and December 31, 2022 was fixed-rate.  The fair value of the Company’s long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  Level 2 is valued using observable inputs other than quoted prices.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt (including current portion) are shown below:

(in thousands)
	March 31, 2023	December 31, 2022
Carrying amount	$178,353	$177,622
Estimated fair value	$151,673	$155,425

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

The results of operations for the three months ended March 31, 2023 and March 31, 2022 related to the business acquired are included in the Company’s condensed consolidated statements of operations.

The table below sets forth the final purchase price allocation of this acquisition as of December 31, 2022.

(in thousands)
TESI
Utility plant	$25,354
Cash	280
Goodwill	2,983
Other assets	1,033
Total assets	29,650
Less: Liabilities and contributions in aid of construction (CIAC)
Liabilities	3,852
CIAC	22,676
Net cash purchase price	$3,122

Additionally, as part of the Company’s growth strategy, on May 26, 2022, Artesian Water completed its purchase of substantially all of the water system operating assets from the Town of Clayton, or Clayton, a Delaware municipality located in Kent County, Delaware, including Clayton’s exclusive franchise territory and the right to provide water service to Clayton’s existing customers, or the Clayton Water System.  The total purchase price was $5.0 million, less the current payoff amount of secured debt or debt associated with the Clayton Water System.  At closing, Artesian Water paid approximately $3.4 million of the total purchase price.  The remaining $1.6 million is payable in five equal annual installments on the anniversary date of the closing.  Each annual installment is payable with interest at an annual rate of 2.0%. The acquisition was accounted for as a business combination under ASC Topic 805.  The purchase price allocation is $7.9 million of utility plant assets offset by $2.9 million of CIAC.  The Company utilized similar valuation methodologies to those described above.
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

NOTE 15 – GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water utility service to customers within their established service territory in all three counties of Delaware and in portions of Maryland and Pennsylvania, pursuant to rates filed with and approved by the DEPSC, the MDPSC and the PAPUC.  As of March 31, 2023, Artesian Water was serving approximately 95,000 customers, Artesian Water Maryland was serving approximately 2,600 customers and Artesian Water Pennsylvania was serving approximately 40 customers.

Artesian Wastewater and TESI provide wastewater utility service to customers within their established service territory in Sussex County, Delaware pursuant to rates filed with and approved by the DEPSC.  As of March 31, 2023, the number of wastewater customers served was approximately 7,700, including one large industrial customer.

NOTE 16 – BUSINESS SEGMENT INFORMATION

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

The Company also operates other non-utility businesses, primarily comprised of: Service Line Protection Plan services for water, sewer and internal plumbing; design, construction and engineering services; and contract services for the operation and maintenance of water and wastewater systems in Delaware and Maryland.  These non-utility businesses do not individually or in the aggregate meet the criteria for disclosure of a reportable segment in accordance with generally accepted accounting principles and are collectively presented throughout this Quarterly Report on Form 10-Q within “Other” or “Non-utility”, which is consistent with how management assesses the results of these businesses.

The accounting policies of the operating segments are the same as those described in Note 2 – Basis of Presentation.  The Regulated Utility segment includes inter-segment costs related to leased office space provided by one non-utility business, calculated on the lower of cost or market method, which are eliminated to reconcile to the Consolidated Statements of Operations.  The Regulated Utility segment also allocates certain corporate costs to the non-utility businesses.  The measurement of depreciation, interest, and capital expenditures are predominately related to our Regulated Utility segment.  These amounts in our non-utility business are negligible and account for approximately less than 1% of consolidated amounts as of March 31, 2023 and March 31, 2022.

(in thousands)
	Three Months Ended March 31,
	2023	2022
Revenues:
Regulated Utility	$20,832	20,668
Other (non-utility)	1,716	1,552
Inter-segment elimination	(53)	(33)
Consolidated Revenues	$22,495	22,187

Operating Income:
Regulated Utility	$3,705	4,338
Other (non-utility)	355	405
Consolidated Operating Income	$4,060	4,743

Income Taxes:
Regulated Utility	$1,066	1,243
Other (non-utility)	247	176
Consolidated Income Taxes	$1,313	1,419

	March 31, 2023	December 31, 2022
Assets:
Regulated Utility	$721,564	$713,113
Other (non-utility)	4,222	6,678
Consolidated Assets	$725,786	$719,791

NOTE 17 – LEGAL PROCEEDINGS

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

NOTE 18 – IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

There was no new guidance issued by the FASB during the three months ended March 31, 2023 that is applicable to the Company.

NOTE 19 – SUBSEQUENT EVENTS

On April 28, 2023, Artesian Water Company, Inc. (“Artesian Water”), the principal subsidiary of Artesian Resources Corporation, filed a request with the Delaware Public Service Commission to implement new rates to meet a requested increase in revenue of 23.84%, or approximately $17.5 million, on an annualized basis.  The actual effective increase is less than 23.84% since Artesian Water has been permitted to recover specific investments made in infrastructure through the assessment of a 7.50% Distribution System Infrastructure Charge (“DSIC”).  Since the DSIC rate is set to zero when temporary rates are placed into effect, customers would experience an incremental increase of 16.34%, the net of the overall 23.84% increase less the DSIC rate of 7.50% currently in effect, if the requested increase is granted in full by the Delaware Public Service Commission.  The new rates are designed to support Artesian Water’s ongoing capital improvement program and to cover increased costs of operations, including chemicals and electricity for water treatment, water quality testing, fuel, taxes, interest, labor and benefits.  In accordance with applicable Delaware law, Artesian Water is permitted to implement temporary rates of 15% or $2.5 million, whichever is lower, 60 days after the application is accepted.  Since Artesian Water has DSIC surcharges in excess of the allowable temporary increase and imposing the temporary increase would require DSIC to be reset to zero, Artesian Water has elected not to request the initial temporary rate increase.  However, should the application not be resolved within the seven-months statutory timeframe, Artesian Water would be permitted to place into effect temporary rates of up to 15% of gross water sales on an annual basis, subject to refund, until permanent rates are determined by the Delaware Public Service Commission.  Artesian Water’s last comprehensive application for an increase in base rate charges was filed in April 2014.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that express our "belief," "anticipation" or "expectation," as well as other statements that are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding the timing and results of our rate requests, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, our expectation of the timing of decisions by regulatory authorities, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, our ability to adjust our debt level, interest rate, maturity schedule and structure, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, anticipated growth in our non-regulated division, the impact of recent acquisitions on our ability to expand and foster relationships, anticipated investments in certain of our facilities and systems and the sources of funding for such investments, and the sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A -Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022, and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, failure to receive regulatory approval, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as a representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2023

OVERVIEW

Our profitability is primarily attributable to the sale of water and wastewater services in our regulated utility business.  Our regulated utility segment comprised 92.4% of total operating revenues for the three months ended March 31, 2023 and 93.0% for the three months ended March 31, 2022.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe these effects of weather are short term and do not materially affect the execution of our strategic initiatives.  Our wastewater services provide a revenue stream that is not affected by these changes in weather patterns.  We continue to seek growth opportunities to provide wastewater services in Delaware and the surrounding areas.

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

Regulated Water Subsidiaries

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue.  As of March 31, 2023, the number of metered water customers in Delaware increased approximately 3.2% compared to March 31, 2022.  The number of metered water customers in Maryland increased approximately 1.0% compared to March 31, 2022.  The number of metered water customers in Pennsylvania remained consistent compared to March 31, 2022.  For the three months ended March 31, 2023, approximately 1.9 billion gallons of water were distributed in our Delaware systems and approximately 22.3 million gallons of water were distributed in our Maryland systems.

Regulated Wastewater Subsidiaries

Artesian Wastewater and TESI own wastewater collection and treatment infrastructure and provide regulated wastewater services to customers in Sussex County, Delaware.  Artesian Wastewater Maryland is able to provide regulated wastewater services to customers in Maryland.  It is not currently providing these services in Maryland.  Our residential and commercial wastewater customers are billed a flat monthly fee, which contributes to providing a revenue stream unaffected by weather.  As of March 31, 2023, the number of Delaware wastewater customers increased approximately 8.3% compared to March 31, 2022.

Non-Utility Subsidiaries

Artesian Utility provides contract water and wastewater operation services to private, municipal, and governmental institutions.  Artesian Utility also offers three protection plans to customers, the WSLP Plan, the SSLP Plan, and the ISLP Plan.  SLP Plan customers are billed a flat monthly or quarterly rate, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  As of March 31, 2023, the eligible customers enrolled in the WSLP Plan, the SSLP Plan and the ISLP Plan increased 1.6%, 0.5% and 5.1%, respectively, compared to March 31, 2022.  The non-utility customers enrolled in one of our three protections plans decreased 1.7%.

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

We believe that Delaware's generally lower cost of living in the region and availability of development sites in relatively close proximity to the Atlantic Ocean in Sussex County have resulted, and will continue to result, in increases to our customer base.  Delaware’s lower property and income tax rate make it an attractive region for new home development and retirement communities.  Substantial portions of Delaware currently are not served by a public water system, which could also assist in an increase to our customer base as systems are added.

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

Results of Operations – Analysis of the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022.

Operating Revenues

Revenues totaled $22.5 million for the three months ended March 31, 2023, $0.3 million, or 1.4%, more than revenues for the three months ended March 31, 2022.  Other utility operating revenue increased approximately $0.3 million, or 11.6%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.  This increase is primarily due to an increase in wastewater revenue associated with customer growth.

Non-utility operating revenue increased approximately $0.1 million, or 9.4%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.  This increase is primarily due to an increase in Service Line Protection Plan revenue.

Water sales revenue decreased $0.1 million, or 0.7%, for the three months ended March 31, 2023 from the corresponding period in 2022, primarily related to a one-time customer refund to be issued to Town of Frankford customers for a rate change retroactive to February 2022, as approved by the DEPSC in the first quarter of 2023, in accordance with the agreement for the purchase of Frankford’s water assets.  We realized 80.1% and 81.8% of our total operating revenue for the three months ended March 31, 2023 and March 31, 2022, respectively, from the sale of water.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.9 million, or 7.4%, for the three months ended March 31, 2023, compared to the same period in 2022.

Utility operating expenses increased $0.8 million, or 7.4%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.  The net increase is primarily related to the following.

Payroll and employee benefit costs increased $0.6 million, primarily related to an increase in overall compensation, an increase in the number of employees and an increase in medical benefit costs.

Repair and maintenance costs increased $0.2 million, primarily associated with wastewater treatment and disposal facilities and water treatment and distribution operations along with a one-time acquisition adjustment related to TESI in 2022.  In addition, hardware and software maintenance costs and fuel costs increased.  These increases are partially offset by a decrease in water treatment filter replacements, due to the timing of scheduled replacements.

Water treatment costs increased $0.2 million, primarily due to an increase in the cost of chemicals as well as an increase in water treatment testing costs.
Purchased power costs increased $0.1 million due to an increase in usage in wastewater and water operations.
Administrative costs increased $0.1 million, primarily due to a one-time acquisition adjustment related to TESI’s allowance for doubtful accounts in 2022.
Purchased water costs decreased $0.5 million, related to a decrease of water purchased under contract, in which the minimum amount of water required to be purchased was reduced in July 2022.

Non-utility operating expenses increased $0.1 million primarily due to an increase in plumbing services related to Service Line Protection Plan repairs.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 61.8% for the three months ended March 31, 2023, compared to 58.3% for the three months ended March 31, 2022.

Depreciation and amortization expense increased $0.1 million, or 4.5%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense decreased $0.1 million, or 7.5%, primarily due to lower pre-tax income in 2023 compared to 2022, partially offset by a decrease in 2022 income tax expense related to stock options exercised in the first quarter of 2022.

Other Income

Other income increased $0.4 million, primarily due to a $0.3 million increase in allowance for funds used during construction, or AFUDC, as a result of higher long-term construction activity subject to AFUDC for the three months ended March 31, 2023 compared to the same period in 2022.  Miscellaneous income increased $0.1 million related to an increase in the annual patronage refund from CoBank, ACB.  The primary refund calculation for both 2023 and 2022 was based on the average loan balance outstanding.

Interest Charges

Long-term debt interest increased $0.3 million, primarily related to an increase in long-term debt interest associated with the Series W First Mortgage Bond issued on April 29, 2022.  Short-term debt interest increased $0.2 million, primarily related to higher interest rates.  The average short-term interest rate for the three months ended March 31, 2023 was 5.71% compared to 1.48% for the same period in 2022.

Net Income

Our net income applicable to common stock decreased $0.8 million, or 17.4%.  Total operating revenues increased $0.3 million and other income increased $0.4 million, offset by a $1.0 million increase in total operating expenses and $0.5 million increase in interest charges.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the three months ended March 31, 2023 were $10.5 million of cash provided by operating activities, $5.3 million in net contributions and advances from developers, which includes $1.8 million of grant funds from the State of Delaware, $1.1 million from the issuance of long-term debt and $0.1 million in net proceeds from the issuance of common stock.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment. See Note 19 – Subsequent Events.   We will continue to borrow on available lines of credit in order to satisfy current liquidity needs.  In addition, the Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.

Investment in Plant and Systems

The primary focus of our investments is to continue to provide high quality reliable service to our growing service territory.  Capital expenditures during the first three months of 2023 were $16.8 million compared to $9.8 million during the same period in 2022.  During the first three months of 2023, we continued to focus our investment through our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains, installation of new mains, enhancing or improving existing treatment facilities, construction of new water storage tanks, and replacing aging wells and pumping equipment to better serve our customers.  Developers contributed $1.4 million of these total investments during the first three months of 2023.

We depend on the availability of capital for expansion, construction and maintenance.  We rely on our sources of liquidity to finance our investments in utility plant and to meet our various payment obligations.  We estimate that future investments will be financed by our operations and external sources, including short-term borrowings under our revolving credit agreements discussed below. We expect to fund our activities for the next twelve months using our available cash balances, bank credit lines, projected cash generated from operations, state revolving fund loans and capital market financing.  We believe that internally generated funds along with existing credit facilities will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements.  However, because part of our business strategy is to expand through strategic acquisitions, we may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes.  There is no assurance that we will be able to secure funding on terms acceptable to us, or at all.  Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by state public service commissions.

Lines of Credit and Long-Term Debt

At March 31, 2023, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of March 31, 2023, there was $27.5 million of available funds under this line of credit.  The previous interest rate for borrowings under this line was the London Interbank Offered Rate, or LIBOR, plus 1.00%.  It is expected that the LIBOR rate for USD currency will be discontinued after June 30, 2023.  As a result, effective May 20, 2022, this line of credit agreement was amended to replace LIBOR with the Daily Secured Overnight Financing Rate, or SOFR.  The interest rate is a one-month SOFR plus 10 basis points, or Term SOFR, plus an applicable margin of 0.85%.  Term SOFR cannot be less than 0.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of August 18, 2023 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At March 31, 2023, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of March 31, 2023, there was $10.9 million of available funds under this line of credit.  The previous interest rate for borrowings under this line allowed the Company to select either LIBOR plus 1.50% or a weekly variable rate established by CoBank; the Company historically used the weekly variable interest rate.  In October 2022, this line of credit was amended to replace the previous interest rate options with a daily SOFR rate plus 1.45% option or a term SOFR rate plus 1.45% option that is locked in for either one or three months.  The term of this line of credit expires on October 29, 2023.  Artesian Water expects to renew this line of credit.

The Company’s material cash requirements include the following lines of credit commitments and contractual obligations:

Material Cash Requirements	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$7,902	$15,714	$40,610	$204,564	$268,790
State revolving fund loans (principal and interest)	1,011	1,838	1,602	7,277	11,728
Promissory note (principal and interest)	959	1,923	1,923	10,373	15,178
Asset purchase contractual obligation (principal and interest)	345	672	647	---	1,664
Lines of credit	21,609	---	---	---	21,609
Operating leases	34	68	68	1,405	1,575
Operating agreements	76	111	116	771	1,074
Unconditional purchase obligations	818	1,554	580	---	2,952
Tank painting contractual obligation	626	783	---	---	1,409
Total contractual cash obligations	$33,380	$22,663	$45,546	$224,390	$325,979

Artesian’s long-term debt agreements and revolving lines of credit contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guarantee certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business.  As of March 31, 2023, we were in compliance with these covenants.

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

The asset purchase contractual obligation is related to the purchase of substantially all of the water operating assets from the Town of Clayton, or Clayton, in May 2022, by Artesian Water.  The total purchase price was $5.0 million. At closing, Artesian Water paid approximately $3.4 million.  The remaining $1.6 million is payable in five equal annual installments on the anniversary date of the closing date.  Each annual installment is payable with interest at an annual rate of 2.0%.

In order to control purchased power cost, in February 2021, Artesian Water entered into an electric supply contract with MidAmerican that is effective from May 2021 to May 2025.  The fixed rate was lowered 5.6% starting in May 2021.  In February 2022, Artesian Water Maryland entered into an electric supply agreement with Constellation NewEnergy, Inc., effective from May 2022 through November 2025.  In January 2022, following the acquisition of Tidewater Environmental Services, Inc., TESI dba Artesian Wastewater assumed an electricity supply contract with WGL Energy that is effective through December 2024. These fixed rate electric supply contracts are for normal purchases and are not derivative instruments.

Payments for unconditional purchase obligations reflect minimum water purchase obligations based on rates that are subject to change under an interconnection agreement with the Chester Water Authority.  The agreement is effective from January 1, 2022 through December 31, 2026, includes automatic five-year renewal terms, unless terminated by either party, and has a “take or pay” clause which required us to purchase water on a step-down schedule through July 5, 2022, and now requires us to purchase a minimum of 0.5 million gallons per day.  In addition, payments for unconditional purchase obligations reflect minimum water purchase obligations based on a contract rate under our interconnection agreement with the Town of North East, which expires June 26, 2024.

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

Critical Accounting Assumptions, Estimates and Policies; Recent Accounting Pronouncements

This discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2022 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2022.  The preparation of those financial statements required management to make assumptions and estimates that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods.  Actual amounts or results could differ from those based on such assumptions and estimates.

Our critical accounting assumptions, estimates and policies are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2022.  There have been no changes in our critical accounting assumptions, estimates and policies.  Our significant accounting policies are described in our notes to the 2022 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2022.

Information concerning our implementation and the impact of recent accounting pronouncements issued by the FASB is included in the notes to our 2022 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2022 and also in the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.  We did not adopt any accounting policy in the first three months of 2023 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds and the term of the promissory note, which have final maturity dates ranging from 2028 to 2049, and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit, with two banks, under which the interim bank loans payable at March 31, 2023 were approximately $21.6 million.  An increase in the variable interest rates has resulted and is expected to continue to result in an increase in the cost of borrowing on these variable rate lines of credit.  Also, changes in SOFR could affect our operating results and liquidity.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing multi-year supply contracts at fixed prices.

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Periodically, we are involved in other proceedings or litigation arising in the ordinary course of business.  We do not believe that the ultimate resolution of these matters will materially affect our business, financial position or results of operations.  However, we cannot ensure that we will prevail in any litigation and, regardless of the outcome, may incur significant litigation expense and may have significant diversion of management attention.  For a full discussion of our current legal proceedings or litigation arising in the ordinary course of business, refer to Note 17 - Legal Proceedings.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in such Annual Report on Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated By-laws of Artesian Resources Corporation incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed on November 23, 2020.
3.2	Restated Certificate of Incorporation of the Company effective April 28, 2004 incorporated by reference to Exhibit 3.1 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2004.

4.1	Amended and Restated Demand Line of Credit Agreement between Artesian Resources Corporation, and Citizens Bank, N.A. dated May 20, 2022. *

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a–14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a–14(a) under the Securities Exchange Act of 1934, as amended.*

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).**

101.BAL	Inline XBRL Condensed Consolidated Balance Sheets (unaudited)*
101.OPS	Inline XBRL Condensed Consolidated Statements of Operations (unaudited)*

101.CSH	Inline XBRL Condensed Consolidated Statements of Cash Flows (unaudited)*

101.NTS	Inline XBRL Notes to the Condensed Consolidated Financial Statements (unaudited)*

104	The cover page from Artesian Resources Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in Inline XBRL (contained in exhibit 101).*

*   Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: May 10, 2023	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: May 10, 2023	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial Officer)

*   Filed herewith
** Furnished herewith