Form 10-Q
period 2023-09-30
ARTESIAN RESOURCES CORP
filed 2023-11-07
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ).

☐	Yes	☑	No

As of November 3, 2023, 9,395,545 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

Part I	-	Financial Information:

Item 1	-	Financial Statements	Page(s)

		Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (unaudited)	3

		Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (unaudited)	5 - 6

		Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months periods ended September 30, 2023 and 2022 (unaudited)	7 - 8

		Notes to the Condensed Consolidated Financial Statements	9 - 26

Item 2	-	Management's Discussion and Analysis of Financial Condition and Results of Operations	26 - 35

Item 3	-	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4	-	Controls and Procedures	36

Part II	-	Other Information	36

Item 1	-	Legal Proceedings	36

Item 1A	-	Risk Factors	36

Item 2	-	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	37

Item 3		Defaults Upon Senior Securities	37

Item 4		Mine Safety Disclosures	37

Item 5		Other Information	37

Item 6	-	Exhibits	38
-
Signatures

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	September 30, 2023	December 31, 2022
Utility plant, at original cost (less accumulated depreciation - 2023 - $181,235; 2022 - $172,954)	$705,949	$668,031
Current assets
Cash and cash equivalents	6,458	1,309
Accounts and other receivables (less provision for expected credit loss - 2023 - $356; 2022 - $416)	10,488	13,511
Income tax receivable	2,908	1,632
Unbilled operating revenues	1,946	1,586
Materials and supplies	5,487	4,702
Prepaid property taxes	3,374	2,186
Prepaid expenses and other	3,285	2,878
Total current assets	33,946	27,804
Other assets
Non-utility property (less accumulated depreciation - 2023 - $1,040; 2022 - $990)	3,708	3,740
Other deferred assets	8,506	10,536
Goodwill	1,939	1,939
Operating lease right of use assets	498	467
Total other assets	14,651	16,682
Regulatory assets, net	7,265	7,274
Total Assets	$761,811	$719,791

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$10,277	$9,502
Preferred stock	—	—
Additional paid-in capital	143,076	107,143
Retained earnings	76,240	71,286
Total stockholders' equity	229,593	187,931
Long-term debt, net of current portion	175,875	175,619
	405,468	363,550
Current liabilities
Lines of credit	—	20,174
Current portion of long-term debt	2,219	2,003
Accounts payable	8,430	10,929
Accrued expenses	4,638	4,246
Overdraft payable	5,052	43
Accrued interest	1,833	989
Income taxes payable	25	6
Customer and other deposits	2,749	2,489
Other	2,230	3,190
Total current liabilities	27,176	44,069

Commitments and contingencies

Deferred credits and other liabilities
Net advances for construction	3,258	3,686
Operating lease liabilities	492	466
Regulatory liabilities	25,827	28,721
Deferred investment tax credits	427	439
Deferred income taxes	58,229	54,552
Total deferred credits and other liabilities	88,233	87,864

Net contributions in aid of construction	240,934	224,308
Total Liabilities and Stockholders’ Equity	$761,811	$719,791
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenues
Water sales	$21,642	$21,702	$60,294	$59,567
Other utility operating revenue	3,235	2,841	9,083	8,281
Non-utility operating revenue	1,693	2,039	4,940	5,932
Total Operating Revenues	26,570	26,582	74,317	73,780

Operating expenses
Utility operating expenses	11,590	10,428	34,488	30,994
Non-utility operating expenses	1,122	1,570	3,328	4,418
Depreciation and amortization	3,444	3,210	9,882	9,350
State and federal income taxes	2,249	1,834	5,156	4,978
Property and other taxes	1,504	1,458	4,531	4,371
Total Operating Expenses	19,909	18,500	57,385	54,111

Operating income	6,661	8,082	16,932	19,669

Other income, net
Allowance for funds used during construction (AFUDC)	647	393	1,693	898
Miscellaneous (expense) income	(35)	(101)	1,554	1,311

Income before interest charges	7,273	8,374	20,179	21,878

Interest charges	2,202	2,230	6,960	6,205

Net income applicable to common stock	$5,071	$6,144	$13,219	$15,673

Income per common share:
Basic	$0.49	$0.65	$1.33	$1.66
Diluted	$0.49	$0.65	$1.33	$1.65

Weighted average common shares outstanding:
Basic	10,276	9,477	9,929	9,451
Diluted	10,279	9,492	9,933	9,473

Cash dividends per share of common stock	$0.2840	$0.2729	$0.8464	$0.8133

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,219	$15,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,882	9,350
Deferred income taxes, net	3,665	1,582
Stock compensation	185	162
AFUDC, equity portion	(1,040)	(612)

Changes in assets and liabilities, net of acquisitions:
Accounts and other receivables, net of provision for expected credit loss	3,023	(3,402)
Income tax receivable	(1,276)	1,401
Unbilled operating revenues	(360)	(547)
Materials and supplies	(785)	(572)
Income tax payable	19	1,096
Prepaid property taxes	(1,188)	(138)
Prepaid expenses and other	(407)	(62)
Other deferred assets	2,004	(5,477)
Regulatory assets	(76)	280
Regulatory liabilities	(2,988)	9,651
Accounts payable	(829)	(4,086)
Accrued expenses	156	(791)
Accrued interest	844	445
Deposits and other	(688)	1,097
NET CASH PROVIDED BY OPERATING ACTIVITIES	23,360	25,050

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(48,838)	(36,660)
Investment in acquisitions, net of cash acquired	—	(6,341)
Proceeds from sale of assets	76	49
NET CASH USED IN INVESTING ACTIVITIES	(48,762)	(42,952)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) under lines of credit agreements	(20,174)	(17,303)
Increase in overdraft payable	5,009	99
Net advances and contributions in aid of construction	16,986	11,576
Net proceeds from issuance of common stock	36,840	1,705
Issuance of long-term debt	1,978	30,828
Equity issuance costs	(317)	—
Dividends paid	(8,265)	(7,677)
Deferred debt issuance costs	—	(120)
Principal repayments of long-term debt	(1,506)	(1,190)
NET CASH PROVIDED BY FINANCING ACTIVITIES	30,551	17,918

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,149	16

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,309	92

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,458	$108

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
Unaudited
(In thousands)

Non-cash Investing and Financing Activity:
Utility plant received as construction advances and contributions	$2,307	$4,407
Change in amounts included in accounts payable, accrued payables and other related to capital expenditures	1,451	1,574

Supplemental Disclosures of Cash Flow Information:
Interest paid	$6,116	$5,760
Income taxes paid	$3,476	$1,431

Purchase price allocation of investment in acquisitions:
Utility plant	$—	$34,234
Cash	—	280
Goodwill	—	2,983
Other assets	—	1,033
Total assets	—	38,530
Less:
Liabilities	—	3,852
Future contractual obligation payable to seller	—	1,569
Contributions in aid of construction	—	26,488
Cash paid for acquisitions	—	6,621
Cash received from acquisitions	—	280
Net cash paid for acquisitions	$—	$6,341

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Unaudited
(In thousands)

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2021	8,532	881	$8,532	$881	$104,989	$63,607	$178,009
Net income	—	—	—	—	—	4,483	4,483
Cash dividends declared
Common stock	—	—	—	—	—	(2,518)	(2,518)
Issuance of common stock
Dividend reinvestment plan	2	—	2	—	87	—	89
Employee stock options and awards(4)	23	—	23	—	475	—	498
Employee Retirement Plan(3)	—	—	—	—	—	—	—
Balance as of March 31, 2022	8,557	881	8,557	881	105,551	65,572	180,561
Net income	—	—	—	—	—	5,046	5,046
Cash dividends declared
Common stock	—	—	—	—	—	(5,159)	(5,159)
Issuance of common stock
Dividend reinvestment plan	2	—	2	—	97	—	99
Employee stock options and awards(4)	19	—	19	—	336	—	355
Employee Retirement Plan(3)	—	—	—	—	—	—	—
Balance as of June 30, 2022	8,578	881	8,578	881	105,984	65,459	180,902
Net income	—	—	—	—	—	6,144	6,144
Cash dividends declared
Common stock	—	—	—	—	—	—	—
Issuance of common stock
Dividend reinvestment plan	2	—	2	—	87	—	89
Employee stock options and awards(4)	30	—	30	—	708	—	738
Employee Retirement Plan(3)	—	—	—	—	—	—	—
Balance as of September 30, 2022	8,610	881	8,610	881	106,779	71,603	187,873

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2022	8,621	881	$8,621	$881	$107,143	$71,286	$187,931
Net income	—	—	—	—	—	3,705	3,705
Cash dividends declared
Common stock	—	—	—	—	—	(2,646)	(2,646)
Issuance of common stock
Dividend reinvestment plan	2	—	2	—	91	—	93
Employee stock options and awards(4)	—	—	—	—	56	—	56
Employee Retirement Plan(3)	—	—	—	—	—	—	—
Balance as of March 31, 2023	8,623	881	8,623	881	107,290	72,345	189,139
Net income	—	—	—	—	—	4,443	4,443
Cash dividends declared
Common stock	—	—	—	—	—	(2,700)	(2,700)
Issuance of common stock
Public offering, net of costs	764	—	764	—	35,467	—	36,231
Dividend reinvestment plan	2	—	2	—	98	—	100
Employee stock options and awards(4)	5	—	5	—	55	—	60
Employee Retirement Plan(3)	—	—	—	—	—	—	—
Balance as of June 30, 2023	9,394	881	9,394	881	142,910	74,088	227,273
Net income	—	—	—	—	—	5,071	5,071
Cash dividends declared
Common stock	—	—	—	—	—	(2,919)	(2,919)
Issuance of common stock
Dividend reinvestment plan	2	—	2	—	101	—	103
Employee stock options and awards(4)	—	—	—	—	65	—	65
Employee Retirement Plan(3)	—	—	—	—	—	—	—
Balance as of September 30, 2023	9,396	881	9,396	881	143,076	76,240	229,593

(1)
At September 30, 2023 and September 30, 2022, Class A Common Stock had 15,000,000 shares authorized.  For the same periods, shares issued, inclusive of treasury shares, were 9,424,518 and 8,638,474, respectively.

(2)	At September 30, 2023 and September 30, 2022, Class B Common Stock had 1,040,000 shares authorized and 881,452 shares issued.
(3)	Artesian Resources Corporation registered 200,000 shares of Class A Common Stock, subsequently adjusted for stock splits, available for purchase through the Company’s 401(k) retirement plan.
(4)
Under the Equity Compensation Plan, effective December 9, 2015, or the 2015 Plan, Artesian Resources Corporation authorized up to 331,500 shares of Class A Common Stock for issuance of grants in the form of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the 2015 Plan. Includes stock compensation expense for September 30, 2023, and September 30, 2022, See Note 6-Stock Compensation Plans.

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

In May 2022, Artesian Water completed its purchase of substantially all the water operating assets from the Town of Clayton, or Clayton, a Delaware municipality located in Kent County, Delaware.  This purchase agreement is discussed further in the “Strategic Direction and Recent Developments” section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

OTHER NON-UTILITY  SUBSIDIARIES

We have two other subsidiaries, neither of which are regulated. They are Artesian Utility Development, Inc., or Artesian Utility, and Artesian Development Corporation, or Artesian Development. We also had a third subsidiary, Artesian Storm Water Services, Inc., or Artesian Storm Water, which was dissolved effective June 20, 2023.

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

Artesian Storm Water, incorporated in 2017, was formed to provide design, installation, maintenance and repair services related to existing or proposed storm water management systems in Delaware and the surrounding areas.  Artesian Storm Water elected to not seek new opportunities.  In May 2023, the Board of Directors of Artesian Storm Water unanimously approved its dissolution.  Also, in May 2023, the Board of Directors of Artesian Resources Corporation, the sole shareholder of Artesian Storm Water, unanimously approved the dissolution of Artesian Storm Water.  The Company filed a Certificate of Dissolution with the Delaware Secretary of State, which became effective on June 20, 2023.

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

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company's balance sheet position as of September 30, 2023, the results of its operations for the three and nine-month periods ended September 30, 2023 and September 30, 2022, its cash flows for the nine-month periods ended September 30, 2023 and September 30, 2022 and the changes in stockholders’ equity for the three and nine-month periods ended September 30, 2023 and September 30, 2022.  The December 31, 2022 Condensed Consolidated Balance Sheet was derived from the Company’s December 31, 2022 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.

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

All additions to utility plant are recorded at cost.  Business combinations pursuant to ASC Topic 805 may result in a purchase price allocation and the acquired assets are required to be evaluated by the applicable regulatory agency.  Artesian Wastewater acquired TESI in January 2022 and Artesian Water purchased substantially all of the water operating assets from the Town of Clayton in May 2022.  On December 31, 2022, the fair value determinations for TESI and the water operating assets acquired from the Town of Clayton were finalized.  A third-party valuation specialist assisted with the valuation of the assets acquired.

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

Artesian generates revenue from industrial wastewater services provided to a customer in Sussex County, Delaware.  We recognize industrial wastewater service revenue at a contract rate on a monthly basis for the volume of wastewater transferred to Artesian’s wastewater facilities based upon meter readings for actual gallons of wastewater transferred.  These services are invoiced at the end of every month based on the actual meter readings for that month, and therefore there is no contract asset or liability associated with this revenue.  The contract also provides for a minimum required volume of wastewater flow to our facility.  At each year end, any shortfall of the actual volume from the required minimum volume is billed to the industrial customer and recorded as revenue.  Additionally, if during the course of the year it is probable that the actual volume will not meet the minimum required volume, estimated revenue amounts would be recorded for the pro rata minimum volume, constrained for potential flow capacity that could occur in the remainder of the year. Any estimated revenue amounts are recorded as unbilled operating revenue (contract asset) through the end of the accounting period and will be billed at each year end for any shortfall of the actual volume from the required minimal volume.

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

Accounts receivable related to tariff contract revenues are typically due within 25 days of invoicing. A provision for expected credit loss is calculated as a percentage of total associated revenues based upon historical trends and adjusted for current conditions.  We mitigate our exposure to credit losses by discontinuing services in the event of non-payment; accordingly, the related provision for expected credit loss and associated bad debt expense has not been significant.

Non-tariff Contract Revenues

Artesian generates SLP Plan revenue once a customer requests service to cover all parts, materials and labor required to repair or replace leaking water service lines, leaking or clogged sewer lines, or water and wastewater lines within the customer’s residence, up to an annual limit.  We recognize revenue from these services on a ratable basis over time as the customer simultaneously receives and consumes all the benefits of having service line protection services.  These contract services are billed in advance on a monthly or quarterly basis.  As a result, we record deferred revenue (contract liability) and accounts receivable for any amounts for which we have a right to invoice but for which services have not been provided.  Accounts receivable from SLP Plan customers are typically due within 25 days of invoicing.  A provision for expected credit loss is calculated as a percentage of total SLP Plan contract revenue.  We mitigate our exposure to credit losses by discontinuing services in the event of non-payment; accordingly, the related provision for expected credit loss and associated bad debt expense has not been significant.

Artesian generates contract operation revenue from water and wastewater operation services provided to customers.  We recognize revenue from these operation contracts, which consist primarily of monthly operation and maintenance services, over time as customers receive and consume the benefits of such services performed. The majority of these services are invoiced in advance at the beginning of every month and are typically due within 30 days, and therefore there is no contract asset or liability associated with most of these revenues.  We have one operation contract that was paid in advance resulting in a contract liability for services that have not yet been provided.  A provision for expected credit loss is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ creditworthiness.  The related provision for expected credit loss and associated bad debt expense has not been significant.

Artesian generates design and installation revenue for services related to the design and construction of wastewater infrastructure for a state agency under contract.  We recognize revenue from these services over time as services are performed using the percentage-of-completion method based on an input method of incurred costs (cost-to-cost).  These services are invoiced at the end of every month based on incurred costs to date.  As of September 30, 2023, there is no associated contract asset or liability.  There is no provision for expected credit loss or bad debt expense associated with this revenue.

Artesian generates inspection fee revenue for inspection services related to onsite wastewater collection systems installed by developers of new communities.  These fees are paid by developers in advance when a service is requested for a new phase of a development.  Inspection fee revenue is recognized on a per lot basis once the inspection of the infrastructure that serves each lot is completed.  As a result, we record deferred revenue (contract liability) for any amounts related to infrastructure not yet inspected.  There are no accounts receivable,  provision for expected credit loss or bad debt expense associated with inspection fee contracts.

Sales Tax

The majority of Artesian’s revenues are earned within the State of Delaware, where there is no sales tax.  Revenues earned in the State of Maryland and the Commonwealth of Pennsylvania are related primarily to the sale of water by a public water utility and are exempt from sales tax.  Therefore, no sales tax is collected on revenues.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by service type; all revenues are generated within a similar geographical location:

(in thousands)	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Tariff Revenue
Consumption charges	$13,681	$13,927	$37,064	$36,676
Fixed fees	8,299	7,924	24,365	23,452
Service charges	169	156	523	449
DSIC	1,403	1,406	3,922	3,870
Metered wastewater services	183	193	435	462
Industrial wastewater services	537	467	1,384	1,295
Total Tariff Revenue	$24,272	$24,073	$67,693	$66,204

Non-Tariff Revenue
Service line protection plans	$1,441	$1,224	$4,176	$3,662
Contract operations	272	238	793	691
Design and installation	28	621	150	1,723
Inspection fees	138	127	325	234
Total Non-Tariff Revenue	$1,879	$2,210	$5,444	$6,310
Other Operating Revenue	$419	$299	$1,180	$1,266
Total Operating Revenue	$26,570	$26,582	$74,317	$73,780

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	September 30, 2023	December 31, 2022	December 31, 2021

Contract Assets – Tariff	$3,025	$2,618	$2,144

Deferred Revenue
Deferred Revenue – Tariff	$1,297	$1,231	$1,227
Deferred Revenue – Non-Tariff	605	438	287
Total Deferred Revenue	$1,902	$1,669	$1,514

For the nine months ended September 30, 2023, the Company recognized revenue of $1.2 million from amounts that were included in Deferred Revenue – Tariff at the beginning of the year and revenue of $0.3 million from amounts that were included in Deferred Revenue – Non- Tariff at the beginning of the year.

The changes in Contract Assets and Deferred Revenue are primarily due to normal timing differences between our performance and customer payments.

Remaining Performance Obligations

As of September 30, 2023 and December 31, 2022, Deferred Revenue – Tariff is recorded net of contract assets within Unbilled operating revenues and represents our remaining performance obligations for our fixed fee water and wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of September 30, 2023 and December 31, 2022, Deferred Revenue – Non-Tariff is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services, contract water operation services and wastewater inspections, which are expected to be satisfied and associated revenue recognized within the next three months for the SLP revenue, approximately six years for the contract service revenue and one year for the inspection fee revenue.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the invoiced amounts. As set forth in a settlement agreement, Artesian Water will receive reimbursements from the Delaware Sand and Gravel Remedial Trust, or Trust, for Artesian Water’s past capital and operating costs, totaling approximately $10.0 million, related to the treatment costs associated with the release of contaminants from the Delaware Sand & Gravel Landfill Superfund Site, or Site, in groundwater that Artesian Water uses for public potable water supply.  Two installments for approximately $2.5 million each were paid in August 2022 and July 2023.  The remaining $5.0 million is due in two equal installments no later than July of 2024 and 2025.

A provision for expected credit loss is calculated as a percentage of total associated revenues based upon historical trends and adjusted for current conditions.  We mitigate our exposure to credit losses by discontinuing services in the event of non-payment; accordingly, the related provision for expected credit loss and associated bad debt expense has not been significant.  The following table summarizes the changes in the Company’s accounts receivable balance:

	September 30,	December 31,	December 31,
(in thousands)	2023	2022	2021

Customer accounts receivable – water	$6,246	$5,981	$5,986
Customer accounts receivable – wastewater	552	482	1,326
Settlement agreement receivable – short term	2,516	2,532	—
Miscellaneous accounts receivable	832	3,781	786
Developer receivable	698	1,151	698
	10,844	13,927	8,796
Less: provision for expected credit loss	356	416	429
Net accounts receivable	$10,488	$13,511	$8,367

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

Rent expense for all operating leases, except those with terms of 12 months or less comprises:

	(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Minimum rentals	$4	$21	$11	$30
Contingent rentals	—	—	—	—

	$4	$21	$11	$30

Supplemental cash flow information related to leases is as follows:

	(in thousands)
	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11	$30
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$498	$444

Supplemental balance sheet information related to leases is as follows:
	(in thousands, except lease term and discount rate)
	September 30, 2023	December 31, 2022

Operating Leases:
Operating lease right-of-use assets	$498	$467

Other current liabilities	$9	2
Operating lease liabilities	492	466
Total operating lease liabilities	$501	$468

Weighted Average Remaining Lease Term
Operating leases	57 years	61 years
Weighted Average Discount Rate
Operating leases	5.0%	5.0%

Maturities of operating lease liabilities that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2023 are as follows:

(in thousands)
Operating Leases
Year
2024	$34
2025	34
2026	34
2027	34
2028	31
Thereafter	1,401
Total undiscounted lease payments	$1,568
Less effects of discounting	(1,067)
Total lease liabilities recognized	$501

As of September 30, 2023, we have not entered into operating or finance leases that will commence at a future date.

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

Compensation expense, for the three and nine months ended September 30, 2023 of approximately $69,000 and $185,000, respectively, was recorded for restricted stock awards issued in May 2022 and May 2023.  Compensation expense, for the three and nine months ended September 30, 2022 of approximately $57,000 and $162,000, respectively, was recorded for restricted stock awards issued in May 2021 and May 2022.  Costs were determined based on the fair value on the dates of the awards and those costs were charged to income over the service periods associated with the awards.

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

On May 3, 2022, 5,000 shares of Class A Common Stock, or Class A Stock, were granted as restricted stock awards.  The fair value per share was $45.58, the closing price of the Class A Stock as recorded on the Nasdaq Global Select Market on May 3, 2022.  Prior to their release date, these restricted stock awards were subject to forfeiture in the event of the recipient’s termination of service.

The following summary reflects changes in the shares of Class A Stock underlying options and restricted stock awards for the nine months ended September 30, 2023:

	Options				Restricted Awards
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)	Outstanding Restricted Stock Awards	Weighted Average Grant Date FairValue
Plan options/restricted stock awards
Outstanding at January 1, 2023	6,750	$21.86		$248	5,000	$45.58
Granted	—	—		—	5,000	54.88
Exercised/vested and released	—	—		—	(5,000)	45.58
Expired/cancelled	—	—		—	—	—
Outstanding at September 30, 2023	6,750	$21.86	0.602	$136	5,000	$54.88

Exercisable/vested at September 30, 2023	6,750	$21.86	0.602	$136	—	—

There were no options exercised during the nine months ended September 30, 2023.

There were no unvested option shares outstanding under the 2015 Plan during the nine months ended September 30, 2023.

As of September 30, 2023, there were no unrecognized expenses related to non-vested option shares granted under the 2015 Plan.

As of September 30, 2023, there was $166,000 total unrecognized expenses related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.61 years, the remaining vesting period for the restricted stock awards.

NOTE 7 – OTHER DEFERRED ASSETS

The investment in CoBank, ACB, or CoBank, which is a cooperative bank, is related to certain outstanding First Mortgage Bonds and is a required investment in the bank based on the underlying long-term debt agreements. The settlement agreement receivable is related to the long-term portion of reimbursements due in years 2024 and 2025 as further discussed in Note 4 - Accounts Receivable.

(in thousands)	September 30, 2023	December 31, 2022

Investment in CoBank	$5,882	$5,351
Settlement agreement receivable-long term	2,496	4,991
Other deferred assets	128	194
	$8,506	$10,536

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

Affiliated interest agreement deferred costs relate to the regulatory and administrative costs resulting from efforts necessary to secure water allocations in Artesian Water Pennsylvania’s territory for the provision of service to the surrounding area and interconnection to Artesian Water Pennsylvania’s affiliate regulated water utility Artesian Water.  These costs were specifically included for cost recovery pursuant to an Affiliated Interest Agreement between Artesian Water and Artesian Water Pennsylvania and were approved for recovery by the PAPUC and were reclassed from deferred costs to a regulatory asset in 2022. Amortization of these deferred costs will begin in the fourth quarter of 2023.

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Deferred contract costs and other	5
Rate case studies	5
Delaware rate proceedings	2.5
Maryland rate proceedings	5
Debt related costs	15 to 30 (based on term of related debt)
Deferred costs affiliated interest agreement	20
Goodwill (resulting from acquisition of Mountain Hill Water Company in 2008)	50
Deferred acquisition costs (resulting from purchase of water assets in Cecil County, Maryland in 2011 and Port Deposit, Maryland in 2010)	20
Franchise Costs (resulting from purchase of water assets in Cecil County, Maryland in 2011)	80

Regulatory assets, net of amortization, comprise:
	(in thousands)
	September 30, 2023	December 31, 2022

Deferred contract costs and other	$221	$227
Rate case studies	138	57
Rate proceedings	222	—
Deferred income taxes	449	465
Debt related costs	4,416	4,682
Deferred costs affiliated interest agreement	1,124	1,114
Goodwill	260	266
Deferred acquisition and franchise costs	435	463
	$7,265	$7,274

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

Utility plant retirement cost obligation consists of estimated costs related to the potential removal and replacement of facilities and equipment on the Company’s water and wastewater properties.  Effective January 1, 2012, as authorized by the DEPSC, when depreciable units of utility plant are retired, any cost associated with retirement, less any salvage value or proceeds received, is charged to a regulated retirement liability.  The annual amortization currently authorized by the DEPSC could be adjusted in future rate applications.

Deferred settlement refunds consist of reimbursements from the Delaware Sand and Gravel Remedial Trust for Artesian Water’s past capital and operating costs, totaling approximately $10.0 million, related to the treatment costs associated with the release of contaminants from the Delaware Sand & Gravel Landfill Superfund Site in groundwater that Artesian Water uses for public potable water supply, pursuant to the Settlement Agreement.  Two installments for approximately $2.5 million each were paid in August 2022 and July 2023.  The remaining $5.0 million is due in two equal installments no later than July of 2024 and 2025. Artesian Water received approval from the DEPSC in October 2022 to refund to its customers these reimbursements for past capital and operating costs.  The refund for the reimbursements will be applied to current and future customer bills in annual installments. The first two refunds occurred in October 2022 and August 2023. Future customer refunds will occur no later than August 2024 and August 2025.  The amount of the credit will be calculated by dividing the amount of the reimbursement by the number of eligible customers.  Beginning in 2022, Artesian Water began recording 2022 and future recovery of capital expenditures as Contributions in Aid of Construction and began recording expense recovery as an offset to operations and maintenance expense, with the intention that those recoveries will be available for inclusion and consideration in any future rate applications.  For a full discussion of the Settlement Agreement, refer to Note 18 - Legal Proceedings.

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

Regulatory liabilities comprise:
	(in thousands)
	September 30, 2023	December 31, 2022

Utility plant retirement cost obligation	$—	$—
Deferred settlement refunds	4,991	7,487
Deferred income taxes (related to TCJA)	20,836	21,234
	$25,827	$28,721

NOTE 10 – NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards.

The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Weighted average common shares outstanding during the period for basic computation	10,276	9,477	9,929	9,451
Dilutive effect of employee stock options and awards	3	15	4	22

Weighted average common shares outstanding during the period for diluted computation	10,279	9,492	9,933	9,473

For the three and nine months ended September 30, 2023 and 2022, no shares of restricted stock awards were excluded from the calculations of diluted net income per share.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Common Stock, or Class B Stock. As of September 30, 2023, 9,395,541 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of September 30, 2022, 8,609,497 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share.

Equity per common share was $23.12 and $19.86 at September 30, 2023 and December 31, 2022, respectively. These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on September 30, 2023 and December 31, 2022, respectively.

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

On April 28, 2023, Artesian Water filed a request with the DEPSC to implement new rates to meet a requested increase in revenue of 23.84%, or approximately $17.5 million, on an annualized basis.  The actual effective increase is less than 23.84% since Artesian Water has been permitted to recover specific investments made in infrastructure through the assessment of a 7.50% DSIC.  Since the DSIC rate is set to zero when temporary rates are placed into effect, customers would experience an incremental increase of 16.34%, the net of the overall 23.84% increase less the DSIC rate of 7.50% currently in effect, if the requested increase is granted in full by the DEPSC.  The new rates are designed to support Artesian Water’s ongoing capital improvement program and to cover increased costs of operations, including chemicals and electricity for water treatment, water quality testing, fuel, taxes, interest, labor and benefits.  In accordance with applicable Delaware law, Artesian Water is permitted to implement a temporary base rate increase of 15% of gross water sales on an annual basis, or $2.5 million, whichever is lower, 60 days after the application is filed.  Since Artesian Water has DSIC surcharges in excess of the allowable temporary increase and imposing the temporary increase would require DSIC to be reset to zero, Artesian Water has elected not to request the initial temporary rate increase.  However, since the application is not expected to be resolved within the seven-month statutory timeframe, Artesian Water filed an interim rates application to place into effect on November 28, 2023 a temporary base rate increase of  15% of gross water sales on an annual basis and reduce the 7.5% DSIC rate to zero, subject to refund, until permanent rates are determined by the DEPSC.  Artesian Water’s last comprehensive application for an increase in base rate charges was filed in April 2014.

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

The rate reflects the eligible plant improvements installed through April 30, 2019.  The January 1, 2021 rate currently remains in effect and is subject to periodic audit by the DEPSC.  For the three and nine months ended September 30, 2023, we earned approximately $1.4 million and $3.9 million in DSIC revenue, respectively.  For the three and nine months ended September 30, 2022, we earned approximately $1.4 million and $3.9 million in DSIC revenue, respectively.

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

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known.  The statute of limitations for the 2018 tax returns lapsed during the third quarter of 2022, which resulted in the reversal of the reserve in the amount of approximately $212,000.  The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense.  During the third quarter of 2022, the Company reversed approximately $10,000 in penalties and interest leaving a zero balance. Through the third quarter of 2023, the Company has accrued approximately $8,000 in penalties and interest related to positions taken on the 2022 corporate income tax return. The Company remains subject to examination by federal and state authorities for the tax years 2019 through 2022.

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

Long-term Financial Liabilities

As of September 30, 2023 and December 31, 2022, all of the Company's outstanding long-term debt interest rates were a fixed-rate.  The fair value of the Company’s long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  Level 2 is valued using observable inputs other than quoted prices.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt (including current portion) are shown below:

(in thousands)
	September 30, 2023	December 31, 2022
Carrying amount	$178,094	$177,622
Estimated fair value	$148,652	$155,425

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

NOTE 14 – COMMON STOCK OFFERING

On May 23, 2023, the Company completed the sale of 695,650 shares of its Class A Stock, par value $1.00 per share, at a price to the public of $50 per share.  The net proceeds to the Company from the offering, after deducting the underwriting discounts and commissions and other offering costs, were approximately $33.0 million.  The Company  also granted the underwriter a 30-day option to purchase up to an additional 104,348 shares of Class A Stock at the public offering price, less the underwriting discount. On June 16, 2023, the underwriter exercised its over-allotment option, to purchase 67,689 shares of Class A Stock at the public offering price.  The net proceeds to the Company resulting from the exercise of the over-allotment option, after deducting the underwriting discounts and commissions and other offering costs, were approximately $3.2 million. All of the shares of Class A Stock sold in the offering were offered by the Company.

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

The results of operations for the three and nine months ended September 30, 2023 and September 30, 2022 related to the business acquired are included in the Company’s condensed consolidated statements of operations.

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

As of December 31, 2022, the fair value determinations for TESI and the water operating assets acquired from the Town of Clayton were finalized.

NOTE 16 – GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water utility service to customers within their established service territory in all three counties of Delaware and in portions of Maryland and Pennsylvania, pursuant to rates filed with and approved by the DEPSC, the MDPSC and the PAPUC.  As of September 30, 2023, Artesian Water was serving approximately 95,600 customers, Artesian Water Maryland was serving approximately 2,600 customers and Artesian Water Pennsylvania was serving approximately 40 customers.

Artesian Wastewater and TESI provide wastewater utility service to customers within their established service territory in Sussex County, Delaware pursuant to rates filed with and approved by the DEPSC.  As of September 30, 2023, the number of wastewater customers served was approximately 8,000, including one large industrial customer.

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

The accounting policies of the operating segments are the same as those described in Note 2 – Basis of Presentation.  The Regulated Utility segment includes inter-segment costs related to leased office space provided by one non-utility business, calculated on the lower of cost or market method, which are eliminated to reconcile to the Consolidated Statements of Operations.  The Regulated Utility segment also allocates certain corporate costs to the non-utility businesses.  The measurement of depreciation, interest, and capital expenditures are predominately related to our Regulated Utility segment.  These amounts in our non-utility business are negligible and account for approximately less than 1% of consolidated amounts as of September 30, 2023 and September 30, 2022.

(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Regulated Utility	$24,877	$24,541	$69,377	$67,846
Other (non-utility)	1,747	2,074	5,101	6,034
Inter-segment elimination	(54)	(33)	(161)	(100)
Consolidated Revenues	$26,570	$26,582	$74,317	$73,780

Operating Income:
Regulated Utility	$6,387	$7,784	$16,104	$18,647
Other (non-utility)	274	298	828	1,022
Consolidated Operating Income	$6,661	$8,082	$16,932	$19,669

Income Taxes:
Regulated Utility	$1,929	$1,657	$4,300	$4,470
Other (non-utility)	320	177	856	508
Consolidated Income Taxes	$2,249	$1,834	$5,156	$4,978

	September 30, 2023	December 31, 2022
Assets:
Regulated Utility	$749,834	$713,113
Other (non-utility)	11,977	6,678
Consolidated Assets	$761,811	$719,791

NOTE 18 - LEGAL PROCEEDINGS

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

As set forth in the Settlement Agreement, Artesian Water shall have access to financial assurances that the Percentage Settlors have provided, or will provide, to the USEPA in connection with the Consent Decree governing the implementation of the Remedy.  In addition, the Trust shall reimburse Artesian Water for past capital and operating costs, totaling approximately $10.0 million. Two installments of approximately $2.5 million each were  paid in August 2022 and July 2023. The remaining $5.0 million is due in two equal installments no later than July of 2024 and 2025. In addition, the Trust shall reimburse Artesian Water for documented reasonable and necessary capital and operating costs after July 1, 2021 that Artesian Water incurs to treat Site-related COC’s.  Any reimbursements Artesian Water receives from the Trust shall be subject to final determination by the DEPSC as to the appropriate regulatory rate-making treatment.  Artesian Water received approval from the DEPSC in October 2022 to refund the reimbursements for past capital and operating costs to its customers.  The refund for the reimbursements will be applied to current and future customer bills in annual installments. The first two refunds occurred in October 2022 and August 2023. Future customer refunds will occur no later than August 2024 and August 2025.  The amount of the credit is calculated by dividing the amount of the reimbursement by the number of eligible customers.  Artesian Water will record 2022 and future recovery of capital expenditures as Contributions in Aid of Construction and will record expense recovery as an offset to operations and maintenance expense, with the intention that those recoveries will then be available for inclusion and consideration in any future rate applications.  The Trust’s reimbursement of such costs shall end if and when, based upon testing information from the Trust’s Remedy facilities and Artesian Water’s facilities, treatment of Site-related COC’s is no longer necessary for Artesian Water to meet the treatment levels that Artesian Water chooses to not exceed in water it distributes to the general public throughout its service territory to provide a margin of safety in complying with applicable drinking water standards.

NOTE 19 – IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

There was no new guidance issued by the FASB during the nine months ended September 30, 2023 that is applicable to the Company.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that express our "belief," "anticipation" or "expectation," as well as other statements that are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding the timing and results of our rate requests, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, our expectation of the timing of decisions by regulatory authorities, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, our ability to adjust our debt level, interest rate, maturity schedule and structure, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, anticipated growth in our non-regulated division, the impact of recent acquisitions on our ability to expand and foster relationships, anticipated investments in certain of our facilities and systems and the sources of funding for such investments, and the sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A - Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022, and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, failure to receive regulatory approval, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as a representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2023

OVERVIEW

Our profitability is primarily attributable to the sale of water and wastewater services in our regulated utility business.  Our regulated utility segment comprised 93.4% of total operating revenues for the nine months ended September 30, 2023 and 92.0% for the nine months ended September 30, 2022.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected, or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe these effects of weather are short term and do not materially affect the execution of our strategic initiatives.  Our wastewater services provide a revenue stream that is not affected by these changes in weather patterns.  We continue to seek growth opportunities to provide wastewater services in Delaware and the surrounding areas.

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

Inflation

We are affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand our service capability.  The cumulative effect of inflation results in significantly higher facility replacement costs as well as increased operating costs, which must be recovered from future cash flows.  Our ability to recover increases in investments in facilities and operating costs is dependent upon future rate increases, which are subject to approval by the applicable regulatory authority.  We can provide no assurances that any future rate increase request will be approved, and if approved, we cannot guarantee that any rate increase will be granted in a timely manner and/or will be sufficient in amount to cover costs for which we initially sought the rate increase.  The impact of inflation could adversely affect our results of operations, financial position or cash flows.

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

Regulated Water Subsidiaries

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue.  As of September 30, 2023, the number of metered water customers in Delaware increased approximately 1.3% compared to September 30, 2022.  The number of metered water customers in Maryland increased approximately 0.8% compared to September 30, 2022.  The number of metered water customers in Pennsylvania remained consistent compared to September 30, 2022.  For the nine months ended September 30, 2023, approximately 6.6 billion gallons of water were distributed in our Delaware systems and approximately 80.0 million gallons of water were distributed in our Maryland systems.

On April 28, 2023, Artesian Water filed a request with the DEPSC to implement new rates to meet a requested increase in revenue of 23.84%, or approximately $17.5 million, on an annualized basis.  The actual effective increase is less than 23.84% since Artesian Water has been permitted to recover specific investments made in infrastructure through the assessment of a 7.50% DSIC.  Since the DSIC rate is set to zero when temporary rates are placed into effect, customers would experience an incremental increase of 16.34%, the net of the overall 23.84% increase less the DSIC rate of 7.50% currently in effect, if the requested increase is granted in full by the DEPSC.  Artesian Water filed an interim rates application to place into effect on November 28, 2023 a temporary base rate increase of 15% of gross water sales on an annual basis and reduce the 7.5% DSIC rate to zero, subject to refund, until permanent rates are determined by the DEPSC.  This is discussed further in Note 11 – Regulatory Proceedings.

Regulated Wastewater Subsidiaries

Artesian Wastewater and TESI own wastewater collection and treatment infrastructure and provide regulated wastewater services to customers in Sussex County, Delaware.  Artesian Wastewater Maryland is able to provide regulated wastewater services to customers in Maryland.  It is not currently providing these services in Maryland.  The majority of our residential and commercial wastewater customers are billed a flat monthly fee, and our large industrial wastewater customer is billed monthly based on wastewater flow, which contributes to providing a revenue stream unaffected by weather.  As of September 30, 2023, the number of Delaware wastewater customers increased approximately 7.6% compared to September 30, 2022.

Non-Utility Subsidiaries

Artesian Utility provides contract water and wastewater operation services to private, municipal, and governmental institutions.  Artesian Utility also offers three protection plans to customers, the WSLP Plan, the SSLP Plan, and the ISLP Plan.  SLP Plan customers are billed a flat monthly or quarterly rate, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  As of September 30, 2023, the eligible customers enrolled in the WSLP Plan, the SSLP Plan and the ISLP Plan increased 4.2%, 2.9% and 6.8%, respectively, compared to September 30, 2022.  The non-utility customers enrolled in one of our three protection plans decreased 3.2%.

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

Results of Operations – Analysis of the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022.

Operating Revenues

Revenues totaled $26.6 million for both the three months ended September 30, 2023 and September 30, 2022, respectively.

Other utility operating revenue increased approximately $0.4 million, or 13.9%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.  This increase is primarily due to an increase in wastewater revenue associated with customer growth and an increase in the timing of industrial wastewater revenue.

Water sales revenue decreased $0.1 million, or 0.3%, for the three months ended September 30, 2023 compared to the corresponding period in 2022, primarily related to a decrease in overall water consumption related to the wetter weather pattern experienced during the summer months of 2023, partially offset by an increase in fixed fee charges related to customer growth. We realized 81.5% and 81.6% of our total operating revenue for the three months ended September 30, 2023 and September 30, 2022, respectively, from the sale of water.

Non-utility operating revenue decreased approximately $0.3 million, or 16.9%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.  This decrease is primarily due to a decrease in contract service revenue related to a contract for the design and construction of wastewater infrastructure now nearing completion, partially offset by an increase in Service Line Protection Plan revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.8 million, or 5.6%, for the three months ended September 30, 2023, compared to the same period in 2022.

Utility operating expenses increased $1.2 million, or 11.1%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.  The net increase is primarily related to the following;

Payroll and employee benefit costs increased $0.4 million, primarily related to an increase in overall compensation, a decrease in capitalized payroll related to a 2022 software upgrade, and an increase in medical benefit premium costs.

Repair and maintenance costs increased $0.3 million, primarily associated with water treatment and distribution operations, including filter replacements costs, tank painting costs and a reimbursement from the Delaware Sand and Gravel Remedial Trust in the third quarter of 2022 for Artesian Water’s operating costs related to certain 2022 and 2021 treatment costs pursuant to a settlement agreement.

Administrative costs increased $0.3 million, primarily due to increases in computer system maintenance and subscription fees, as well as an increase in consulting fees.
Water treatment costs increased $0.1 million, primarily due to an increase in the cost and volume of chemicals used.

Non-utility operating expenses decreased $0.5 million, or 28.5%, primarily due to a decrease in costs associated with a wastewater infrastructure design and construction contract.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 53.5% for the three months ended September 30, 2023, compared to 50.6% for the three months ended September 30, 2022.

Depreciation and amortization expense increased $0.2 million, or 7.3%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense increased $0.4 million, or 22.7%, primarily due to adjustments related to the application of net operating loss valuation allowances, partially offset by lower pre-tax income in 2023 compared to 2022 and a decrease in 2022 income tax expense related to stock options exercised in the third quarter of 2022, with no similar activity in 2023.

Other Income

Other income increased $0.3 million, primarily due to an increase in allowance for funds used during construction, or AFUDC, as a result of higher long-term construction activity subject to AFUDC for the three months ended September 30, 2023 compared to the same period in 2022.

Net Income

Net income applicable to common stock decreased $1.1 million, or 17.5%, due to the $1.4 million increase in Total Operating Expenses, offset by the $0.3 million increase in Other income, net.

Results of Operations – Analysis of the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022.

Operating Revenues

Revenues totaled $74.3 million for the nine months ended September 30, 2023, $0.5 million, or 0.7%, more than revenues for the nine months ended September 30, 2022.

Other utility operating revenue increased approximately $0.8 million, or 9.7%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.  This increase is primarily due to an increase in wastewater revenue associated with new customers and the timing of industrial wastewater revenue.

Water sales revenue increased $0.7 million, or 1.2%, for the nine months ended September 30, 2023 from the corresponding period in 2022, primarily related to an increase in overall water consumption and an increase in fixed fee charges related to new customers.  This increase is partially offset by a one-time refund issued to customers within the Town of Frankford for a rate change retroactive to February 2022, as approved by the DEPSC in the first quarter of 2023, in accordance with the agreement for the purchase of Frankford’s water assets.  We realized 81.1% and 80.7% of our total operating revenue for the nine months ended September 30, 2023 and September 30, 2022, respectively, from the sale of water.

Non-utility operating revenue decreased approximately $1.0 million, or 16.7%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.  This decrease is primarily due to a decrease in contract service revenue related to a contract for the design and construction of wastewater infrastructure now nearing completion, partially offset by an increase in Service Line Protection Plan revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $2.6 million, or 6.4%, for the nine months ended September 30, 2023, compared to the same period in 2022.

Utility operating expenses increased $3.5 million, or 11.3%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.  The net increase is primarily related to the following;

Payroll and employee benefit costs increased $1.7 million, primarily related to an increase in overall compensation, an increase in the number of employees, a decrease in capitalized payroll related to a 2022 software upgrade and an increase in medical benefit premium costs.

Repair and maintenance costs increased $0.9 million, primarily associated with water treatment and distribution operations, including tank painting costs, and wastewater treatment and disposal operations, including a one-time acquisition adjustment related to TESI in 2022 and a reimbursement from the Delaware Sand and Gravel Remedial Trust in the third quarter of 2022 for Artesian Water’s operating costs related to certain 2021 treatment costs pursuant to a settlement agreement.

Administrative costs increased $0.8 million, primarily due to increases in computer system maintenance and subscription fees, consulting fees, legal fees, a one-time adjustment related to the TESI acquisition in 2022, and customer billing costs.

Water treatment costs increased $0.5 million, primarily due to an increase in the cost and volume of chemicals used.
Purchased power costs increased $0.2 million due to an increase in usage in wastewater and water operations.
Purchased water costs decreased $0.5 million, primarily related to a decrease of water purchased under contract, in which the minimum amount of water required to be purchased was reduced in July 2022.

Non-utility operating expenses decreased $1.1 million, or 24.7%, primarily due to a decrease in costs associated with a wastewater infrastructure design and construction contract.

Property and other taxes increased $0.2 million, or 3.6%, primarily due to an increase in utility plant subject to taxation and an increase in payroll taxes, related to increased payroll related expenses.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 57.0% for the nine months ended September 30, 2023, compared to 53.9% for the nine months ended September 30, 2022.

Depreciation and amortization expense increased $0.5 million, or 5.7%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense increased $0.2 million, or 3.6%, primarily due to adjustments related to the application of net operating loss valuation allowances, partially offset by lower pre-tax income in 2023 compared to 2022 and a decrease in 2022 income tax expense related to stock options exercised in the first nine months of 2022, with no similar activity in 2023.

Other Income

Other income increased $1.0 million, primarily due to a $0.8 million increase in allowance for funds used during construction, or AFUDC, as a result of higher long-term construction activity subject to AFUDC for the nine months ended September 30, 2023 compared to the same period in 2022.  Miscellaneous income increased $0.2 million primarily related to an increase in the annual patronage refund from CoBank, ACB.  The primary refund calculation for both 2023 and 2022 was based on the average loan balance outstanding.

Interest Charges

Long-term debt interest expense increased $0.4 million, primarily related to an increase in long-term debt interest associated with the Series W First Mortgage Bond issued on April 29, 2022.  Short-term debt interest expense increased $0.3 million, primarily related to higher interest rates.  The average short-term interest rate for the nine months ended September 30, 2023 was 6.14% compared to 2.44% for the same period in 2022.

Net Income

Our net income applicable to common stock decreased $2.5 million, or 15.7%.  Total Operating Revenues increased $0.5 million and Other income, net increased $1.0 million, offset by a $3.3 million increase in Total Operating Expenses and $0.8 million increase in Interest charges.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the nine months ended September 30, 2023 were $23.4 million of cash provided by operating activities, $17.0 million in net contributions and advances from developers, which includes $3.6 million of grant funds from the State of Delaware, $2.0 million from the issuance of long-term debt and $36.5 million in net proceeds from the issuance of Class A Stock.  On May 23, 2023 and June 16, 2023, the Company completed the sale of 695,650 shares and 67,689 shares of its Class A Stock, respectively.  Cash flow from operating activities is primarily provided by our utility operations, and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of customer growth levels and year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.  See Note 11 – Regulatory Proceedings. We will continue to borrow on available lines of credit in order to satisfy current liquidity needs.  In addition, the Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.

Investment in Plant and Systems

The primary focus of our investments is to continue to provide high quality reliable service to our growing service territory.  Capital expenditures during the first nine months of 2023 were $48.8 million compared to $36.7 million during the same period in 2022.  During the first nine months of 2023, we continued to focus our investment through our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains, installation of new mains, enhancing or improving existing treatment facilities, construction of new water storage tanks, and replacing aging wells and pumping equipment to better serve our customers.  Developers contributed $6.0 million of these total investments during the first nine months of 2023.

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

Lines of Credit and Long-Term Debt

At September 30, 2023, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of September 30, 2023, there was $40.0 million of available funds under this line of credit.  The previous interest rate for borrowings under this line was the London Interbank Offered Rate, or LIBOR, plus 1.00%.  The LIBOR rate for USD currency was discontinued as of June 30, 2023.  As a result, effective May 20, 2022, this line of credit agreement was amended to replace LIBOR with the Daily Secured Overnight Financing Rate, or SOFR.  The interest rate is a one-month SOFR plus 10 basis points, or Term SOFR, plus an applicable margin of 0.85%, which was increased to 1.10% effective August 3, 2023.  Term SOFR cannot be less than 0.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 20, 2024 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At September 30, 2023, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of September 30, 2023, there was $20.0 million of available funds under this line of credit.  The previous interest rate for borrowings under this line allowed the Company to select either LIBOR plus 1.50% or a weekly variable rate established by CoBank; the Company historically used the weekly variable interest rate.  In October 2022, this line of credit was amended to replace the previous interest rate options with a daily SOFR rate plus 1.45% option or a term SOFR rate plus 1.45% option that is locked in for either one or three months.  The term of this line of credit expires on October 31, 2024.  Artesian Water expects to renew this line of credit.

The Company’s material cash requirements include the following lines of credit commitments and contractual obligations:

Material Cash Requirements	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$7,902	$15,714	$40,610	$204,564	$268,790
State revolving fund loans (principal and interest)	964	1,906	1,704	7,636	12,210
Promissory note (principal and interest)	960	1,923	1,924	9,893	14,700
Asset purchase contractual obligation (principal and interest)	339	659	320	---	1,318
Lines of credit	---	---	---	---	---
Operating leases	34	68	65	1,401	1,568
Operating agreements	76	112	109	749	1,046
Unconditional purchase obligations	812	1,539	194	---	2,545
Tank painting contractual obligation	626	470	---	---	1,096
Total contractual cash obligations	$11,713	$22,391	$44,926	$224,243	$303,273

Artesian’s long-term debt agreements and revolving lines of credit contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guarantee certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business.  As of September 30, 2023, we were in compliance with these covenants.

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

In order to control purchased power cost, in February 2021, Artesian Water entered into an electric supply contract with MidAmerican that is effective from May 2021 to May 2025.  The fixed rate was lowered 5.6% starting in May 2021.  In February 2022, Artesian Water Maryland entered into an electric supply agreement with Constellation NewEnergy, Inc., effective from May 2022 through November 2025.  In January 2022, following the acquisition of Tidewater Environmental Services, Inc. dba Artesian Wastewater, or TESI, assumed an electricity supply contract with WGL Energy that is effective through December 2024.  These fixed rate electric supply contracts are for normal purchases and are not derivative instruments.

Payments for unconditional purchase obligations reflect minimum water purchase obligations based on rates that are subject to change under an interconnection agreement with the Chester Water Authority.  The agreement is effective from January 1, 2022 through December 31, 2026, includes automatic five-year renewal terms, unless terminated by either party, and has a “take or pay” clause which required us to purchase water on a step-down schedule through July 5, 2022, and requires us to purchase a minimum of 0.5 million gallons per day.  In addition, payments for unconditional purchase obligations reflect minimum water purchase obligations based on a contract rate under our interconnection agreement with the Town of North East, which expires June 26, 2024.  The agreement includes two automatic five-year renewal terms, unless terminated by either party.

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

Information concerning our implementation and the impact of recent accounting pronouncements issued by the FASB is included in the notes to our 2022 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2022 and also in the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.  We did not adopt any accounting policy in the first nine months of 2023 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds and the term of the promissory note, which have final maturity dates ranging from 2028 to 2049, and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit, with two banks.  As of September 30, 2023 there were not any outstanding balances on the lines of credit.  An increase in the variable interest rates has resulted and is expected to continue to result in an increase in the cost of borrowing on these variable rate lines of credit.  Also, changes in SOFR could affect our operating results and liquidity.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing multi-year supply contracts at fixed prices.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023.

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

101.BAL	Inline XBRL Condensed Consolidated Balance Sheets (unaudited)*
101.OPS	Inline XBRL Condensed Consolidated Statements of Operations (unaudited)*

101.CSH	Inline XBRL Condensed Consolidated Statements of Cash Flows (unaudited)*

101.NTS	Inline XBRL Notes to the Condensed Consolidated Financial Statements (unaudited)*

104	The cover page from Artesian Resources Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in Inline XBRL (contained in exhibit 101).*

*   Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: November 7, 2023	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: November 7, 2023	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial Officer)

*   Filed herewith
** Furnished herewith