Form 10-K
period 2023-12-31
ARTESIAN RESOURCES CORP
filed 2024-03-18
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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
  ☐ Yes ☑ No

The aggregate market value of the Class A Non-Voting Common Stock and Class B Common Stock held by non-affiliates of the registrant at June 30, 2023 was $426,719,824 and $14,196,292, respectively.  The aggregate market value of Class A Non-Voting Common Stock was computed by reference to the closing price of such class as reported on the Nasdaq Global Select Market on June 30, 2023, which trade date was June 30, 2023.  The aggregate market value of Class B Common Stock was computed by reference to the last reported trade of such class as reported on the OTC Bulletin Board as of June 30, 2023, which trade date was May 11, 2023.

As of March 12, 2024, 9,406,786 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION

FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K which express our “belief,” “anticipation” or “expectation,” as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements.  They include, but are not limited to, the statements below:
-	general economic, employment and business conditions;
-	material costs and availability;
-	consumer and producer price inflation;
-	the impact of recent acquisitions on our ability to expand and foster relationships;
-	strategic plans for goals, priorities, growth and expansion;
-	expectations for our water and wastewater subsidiaries and non-utility subsidiaries;
-	customer base growth opportunities in Delaware and Cecil County, Maryland;
-	our belief regarding our capacity to provide water services for the foreseeable future to our customers;
-	our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations;
-	our expectation of the timing of decisions by regulatory authorities;
-	the impact of weather and climate change on our operations;
-	the execution of our strategic initiatives;
-	our expectation regarding the timing for construction on new projects;
-	the adoption of recent accounting pronouncements from time to time;
-	contract operations opportunities;
-	legal proceedings;
-	our properties;
-	deferred tax assets;
-	the adequacy of our available sources of financing;
-	the expected recovery of expenses related to our long-term debt;
-	our expectation to be in compliance with financial covenants in our debt instruments;
-	our ability to refinance our debt as it comes due;
-	our ability to adjust our debt level, interest rate, maturity schedule and structure;
-	the timing and terms of renewals of our lines of credit;
-	changes in interest rates;
-	plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather;
-	expected future contributions to our postretirement benefit plan;
-	anticipated growth in our non-utility subsidiaries;
-	anticipated investments in certain of our facilities and systems and the sources of funding for such investments;
-	sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs; and
-	the specific and overall impacts of global pandemics on our financial condition and results of operations.

Certain factors, as discussed under Item 1A - Risk Factors, that could cause results to differ materially from those in the forward-looking statements include, but are not limited to:
-	changes in weather and climate;
-	changes in our contractual obligations;
-	ability to sufficiently control certain operating expenses which are necessary to provide public utility services;
-	changes in government policies;
-	timely availability of materials and supplies for essential infrastructure projects and operations;
-	the timing and results of our rate requests;
-	failure to receive regulatory approvals;
-	cyber-attacks;
-	changes in economic and market conditions generally;
-	effectiveness of internal control over financial reporting;
-	unexpected events, restrictions and policies related to a public health crisis; and
-	other matters discussed elsewhere in this Annual Report on Form 10-K.

While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so, except as may be required under applicable securities laws, and you should not rely on any forward-looking statement as a representation of the Company’s views as of any date subsequent to the date of the filing of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

General Information

Artesian Resources Corporation, or Artesian Resources, is a Delaware corporation incorporated in 1927, that is the holding company of eight wholly-owned subsidiaries offering water, wastewater and other services in Delaware, Maryland and Pennsylvania.  The Company’s principal executive offices are located at 664 Churchmans Road, Newark, Delaware 19702.  Our principal subsidiary, Artesian Water Company, Inc., is the oldest and largest investor-owned public water utility on the Delmarva Peninsula and has been providing superior water service since 1905.  We distribute and sell water, including water for public and private fire protection, to residential, commercial, industrial, municipal and utility customers in the states of Delaware, Maryland and Pennsylvania.  We provide wastewater services to customers in Delaware. In addition, we provide contract water and wastewater operations, and water, sewer and internal Service Line Protection Plans.  Our Class A Non-Voting Common Stock is listed on the Nasdaq Global Select Market and trades under the symbol “ARTNA.”  Our Class B Common Stock trades on the Nasdaq’s OTC Bulletin Board under the symbol “ARTNB.”

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

We hold Certificates of Public Convenience and Necessity, or CPCNs, for approximately 308 square miles of exclusive water service territory, most of which is in Delaware with some territory being in Maryland and Pennsylvania.  Our largest connected regional water system, consisting of approximately 141 square miles and 79,300 metered customers, is located in northern New Castle County and portions of southern New Castle County, Delaware.  We hold CPCNs for approximately 59 square miles of wastewater service territory located in Sussex County, Delaware, of which approximately 23 square miles was added in January 2022 upon the closing of the acquisition of TESI.  A significant portion of our exclusive service territory is in Sussex County, Delaware and remains undeveloped, and if and when development occurs and there is population growth in these areas, we anticipate we will increase our customer base by providing water and/or wastewater service to the newly developed areas and new customers.

Subsidiaries

Artesian Water

Artesian Water, our principal subsidiary, distributes and sells water to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware.  In addition, Artesian Water provides services to other water utilities, including operations and billing functions, and has contract operation agreements with private, municipal and state water providers.  Artesian Water also provides water for public and private fire protection to customers in our service territories.  Artesian Water produced approximately 81% of our 2023 consolidated operating revenues.  In May 2022, Artesian Water completed its purchase of substantially all of the water operating assets from the Town of Clayton, or Clayton, a Delaware municipality located in Kent County, Delaware.  This purchase agreement is discussed further in the “Strategic Direction and Recent Developments” section.

We derive about 90% of our self-supplied groundwater from wells that pump groundwater from aquifers and other formations located in the Atlantic Coastal Plain.  The remaining 10% of our groundwater supply comes from wells in the Piedmont Province.  We use a variety of treatment methods, including aeration, pH adjustment, chlorination, fluoridation, ultra violet oxidation, arsenic removal, nitrate removal, radium removal, iron removal, and carbon adsorption to meet federal, state and local water quality standards.  Additionally, a corrosion inhibitor is added to our self-supplied groundwater and to supply from interconnections.  We have 62 different water treatment facilities in our Delaware systems.  All water supplies that we purchase from neighboring utilities are potable.

To supplement our groundwater supply, we purchase treated surface water through interconnections only in the northern service area of our New Castle County, Delaware system.  The treated surface water is blended with our groundwater supply for distribution to our customers.  Nearly 95% of the overall 8.7 billion gallons of water we distributed in all of our Delaware systems during 2023 came from our groundwater wells, while the remaining 5% came from interconnections with other utilities and municipalities.  In Delaware in 2023, we pumped an average of 23.1 million gallons per day, or mgd, from our groundwater wells and obtained an average of approximately 0.8 mgd from interconnections.  Our peak water supply capacity currently is approximately 57.7 mgd.  We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

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

In Delaware, we have 24 interconnections with three neighboring water utilities and seven municipalities that provide us with the ability to purchase or sell water.  An interconnection agreement with Chester Water Authority, which is effective from January 1, 2022 through December 31, 2026, includes automatic five-year renewal terms, unless terminated by either party, and has a “take or pay” clause which required us to purchase water on a step-down schedule through July 5, 2022 and now requires us to purchase a minimum of 0.5 mgd. Artesian’s capital investments in self-sufficiency of water supply facilitated a reduction in the minimum amount of water required to be purchased under the current contract compared to previous contracted requirements.  The reduced purchased water minimum requirement has lowered purchased water utility operating costs.

As of December 31, 2023, we were serving customers through approximately 1,470 miles of transmission and distribution mains.  Mains range in diameter from two inches to twenty-four inches, and most of the mains are made of ductile iron or cast iron.

We have 36 storage tanks in Delaware, most of which are elevated, providing total system storage of approximately 45.0 million gallons. We have developed and are using an Aquifer Storage and Recovery, or ASR, system in New Castle County, Delaware.  Our ASR system provides approximately 130.0 million gallons of storage capacity, which can be withdrawn at an average rate of approximately 1.0 mgd.  At some locations, we rely on hydro-pneumatic tanks to maintain adequate system pressures.  Where possible, we combine our smaller satellite systems with systems having elevated storage facilities.

Artesian Water Maryland

Artesian Water Maryland began operations in August 2007.  Artesian Water Maryland distributes and sells water to residential, commercial, industrial and municipal customers in Cecil County, Maryland.  Artesian Water Maryland owns and operates 10 public water systems.

The majority of the 0.1 billion gallons of water we distributed in all of our Maryland systems during 2023 came from our groundwater wells, while a portion came from treated surface water.  We have ten separate water treatment facilities in our Maryland systems.  We have one surface water treatment facility located in Cecil County, Maryland, with the current ability to treat up to 1.0 mgd from an intake in the Susquehanna River that is permitted a withdrawal of a maximum of 5.0 mgd and a daily average of 3.5 mgd.  Our total peak water supply capacity in Cecil County, Maryland currently is approximately 2.0 mgd.  We have 9 storage tanks capable of storing approximately 2.5 million gallons.  We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

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

Artesian Wastewater owns and operates three wastewater treatment facilities, which, combined, are permitted to treat and/or dispose of approximately 2.3 mgd.  Artesian Wastewater and Sussex County, a political subdivision of Delaware, provide reciprocal services to address the need of each for additional wastewater treatment and disposal capacity in certain service areas within Sussex County.  Artesian Wastewater also owns and operates a disposal facility that includes a 90-million gallon storage lagoon and spray irrigation to agricultural land.  This facility provides treated process wastewater disposal services for an industrial customer at a rate up to 1.5 mgd.  We began operating this facility in June 2021.

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

Artesian Development

Artesian Development is a real estate holding company that owns properties, including land approved for office buildings, a water treatment plant and wastewater facility, as well as property for current operations, including an office facility in Sussex County, Delaware.  The office facility consists of approximately 10,000 square feet of office space along with approximately 7,000 square feet of warehouse space.

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

State Regulatory Commission Matters

Our water and wastewater utility operations are subject to regulation by their respective state regulatory commissions, which have broad administrative power and authority to regulate rates charged for service, determine franchise areas and conditions of service, approve acquisitions, authorize the issuance of securities and the incurrence of indebtedness, and other matters.  The profitability of our utility operations is influenced, to a great extent, by the timeliness and adequacy of regulatory relief we are granted by the respective regulatory commissions or authorities in the states in which we operate.  See Notes to Consolidated Financial Statements – Note 13 – Regulatory Proceedings for a full description of recent regulatory proceedings.

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

Environmental Regulation

The United States Environmental Protection Agency, or the EPA, the Delaware Department of Natural Resources and Environmental Control, or DNREC, and DPH, regulate the water quality of our treatment and distribution systems in Delaware, as do the EPA and the MDE, with respect to our operations in Maryland.  The Chester Water Authority, which supplies water to Artesian Water through an interconnection in northern New Castle County, and Artesian Water Pennsylvania, which also supplies water to Artesian Water, are regulated by the Pennsylvania Department of Environmental Protection, or PADEP, as well as the EPA.  We believe that we are in material compliance with all current federal, state and local water quality standards, including regulations under the federal Safe Drinking Water Act.  However, if new water quality regulations are too costly, or if we fail to comply with such regulations, it could have a material adverse effect on our financial condition, results of operations and planned capital investments.

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

As required by the Safe Drinking Water Act, the EPA has established maximum contaminant levels for various substances found in drinking water to ensure that the water is safe for human consumption.  These limits are known as Maximum Contaminant Levels and Maximum Residual Disinfection Levels.  The EPA also regulates how often public water systems monitor their water for contaminants and report the monitoring results to the individual state agencies or the EPA.  Generally, the larger the population served by a water system, the more frequent the monitoring and reporting requirements.  The Safe Drinking Water Act applies to all 50 states.  The EPA has recently proposed regulatory actions addressing per- and polyfluoroalkyl substances, or PFAS, including rules to confront PFAS contamination nationwide, with potentially significant implications.  The EPA issued a proposal to designate two of the most widely used PFAS as hazardous substances.  The EPA has also declared drinking water health advisory levels for PFAS.

The Lead and Copper Rule, or LCR, is a United States federal regulation that limits the concentration of lead and copper allowed in public drinking water at the consumer's tap, in addition to limiting the permissible amount of pipe corrosion occurring due to the water itself.  The EPA first issued the rule in 1991 pursuant to the Safe Drinking Water Act.  The EPA promulgated the regulations following studies that concluded that copper and lead adversely affect an individual’s physical and mental health.  The LCR therefore sought to  limit the levels of these metals in water by improving water treatment centers, determining copper and lead levels for customers who use lead plumbing parts, and eliminating the water source as a source of lead and copper.  If the lead and copper levels exceed the "action levels," water suppliers are required to educate their consumers on how to reduce exposure to lead.  The EPA published a revision to the LCR in 2021, with a compliance deadline of October 2024 for developing an inventory of lead service lines within a utility’s water system.  These revised requirements provide greater and more effective protection of public health by reducing exposure to lead and copper in drinking water. Implementation of the revised rule will identify locations of lead, improve the reliability of lead tap sampling results, strengthen corrosion control treatment requirements, expand consumer awareness and improve risk communication.  In addition, implementation of the revised rule will accelerate lead service line replacements by implementing timelines and strengthening replacement requirements.  We are fully compliant with the current LCR and on schedule to be in compliance with the revised LCR ahead of the October 2024 compliance date.

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

Under Delaware state laws and regulations, we are required to file applications with DNREC for water allocation permits for each of our operating wells pumping greater than 50,000 gallons per day.  For any wells in the Delaware River Basin, we must also file allocation permits with the Delaware River Basin Commission, or DRBC.  We have 142 operating and 62 observation and monitoring wells in our Delaware systems.  At December 31, 2023, we had allocation permits for 116 wells and 25 wells that did not require a permit.

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

The MDE ensures that water quality and quantity at all public water systems in Maryland meet the needs of the public and are in compliance with federal and state regulations.  The MDE also ensures that public drinking water systems provide safe and adequate water to all current and future users in Maryland and that appropriate usage, planning, and conservation policies are implemented for Maryland’s water resources. The MDE oversees the development of Source Water Assessments for water supplies and issues water appropriation permits for public drinking water systems.  In order to appropriate water for municipal, commercial, industrial or other non-domestic uses, a Water Appropriation Permit must be obtained.  Issuance of the permit involves evaluating the needs of the user and the potential impact of the withdrawal on neighboring users and the water source in order to maximize beneficial use of the water.  Permits for large appropriations often involve conducting pump tests to measure adequacy of an aquifer and safe yield of a well, or reviewing stream flow records to determine the adequacy of a surface water source.  Regulations require all new community water systems to have sufficient technical, managerial and financial capacity to provide safe drinking water to their consumers prior to being issued a construction permit.  Also, capacity management guidance contains capacity limiting factors that can include source capacity, treatment capacity and appropriation permit quantity.  The quantity of water withdrawn from the Port Deposit surface water intake is allocated by the Susquehanna River Basin Commission, or SRBC, and the MDE.  We have 14 operating wells and one surface water in-take in our Maryland systems.

The PADEP administers and oversees departmental programs involving surface and groundwater quantity and quality planning and water conservation in Pennsylvania.  The office also coordinates policies, procedures, and regulations which influence public water supply withdrawals and quality.  The DRBC administers and oversees programs involving water quality protection, water supply allocation, water conservation initiatives and watershed planning, regulatory review and permitting, and drought management in Pennsylvania.  We have one operating well in Pennsylvania within the DRBC’s jurisdiction.  This well is treated by a water treatment plant located in Delaware.

The Clean Water Act has established the foundation for wastewater discharge control in the United States.  The Clean Water Act established a control program for ensuring that communities have clean water by regulating the release of contaminants into waterways.  Permits that limit the amounts of pollutants discharged are required for all wastewater dischargers under the National Pollutant Discharge Elimination System, or the NPDES, permit program.  In accordance with the NPDES permit program, the implementing states set maximum discharge limits for wastewater effluents and overflows from wastewater collection systems. Discharges that exceed the limits specified under the NPDES permit program can lead to the imposition of penalties.  The Clean Water Act also requires that wastewater treatment plant discharges meet a minimum of secondary treatment.  The secondary treatment process can remove 90% to 99% of the organic matter in wastewater.  Our removal efficiency is generally 96% to 98%.

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

Employees and Human Capital Resources

As of December 31, 2023, we employed 251 full-time employees.  Of these employees, 59 were officers and managers; 119 were employed as operations personnel, including engineers, technicians, draftsman, maintenance and repair persons, meter readers and utility personnel; and 38 were employed in accounting, budgeting, information systems, human resources, customer relations and public relations.  The remaining 35 employees were administrative personnel.  The Company has no collective bargaining agreements with any of its employees, and its work force is not union organized or union represented.  We believe that our relations with our employees are good. Through ongoing employee development, competitive compensation and benefits, and a focus on health, safety and employee wellbeing, we strive to help our employees in all aspects of their lives.

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

We are subject to possible sabotage of our water and wastewater systems, including vandalism causing an interruption in water supply and a reduction in water quality, and terrorism causing contamination of the water supply and a reduction in water quality.  We have security measures in place at our facilities to reduce the possibility of occurrences of sabotage, vandalism, or terrorism and to secure our water and wastewater systems.  These security measures address water collection, pretreatment, treatment, distribution, storage, wastewater disposal, electronic or automated systems, and the use, handling, delivery, and storage of all chemicals.  We also have programs in place to ensure employee awareness of potential threats.  We have and will continue to bear any increase in costs, most of which have been recoverable under state regulatory policies, for security precautions to protect our facilities, operations and supplies.  While the costs of increases in security, including capital expenditures, may be significant, we expect these costs to continue to be recoverable in water and wastewater rates.  Despite our security measures, we may not be in a position to control the outcome of terrorist events, sabotage or other attacks on our water systems, should they occur.

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

The issue of climate variability is receiving increasing attention nationally and worldwide.  Climate change is an intrinsically complex global phenomenon with inherent residual risks across its physical and regulatory dimensions that cannot be mitigated given their wide-ranging, interdependent and largely unpredictable potential scope, nature, timing or duration.  Some climate researchers believe that there will be worsening of weather volatility in the future associated with climate variability, which presents several potential challenges to water and wastewater utilities.  Severe weather, climate variability patterns and natural or other events may cause weather volatility in the future and may impact water usage and related revenue, or may require additional expenditures, all of which may not be fully recoverable in rates or otherwise.

We may experience substantial negative impacts to our business if an unexpectedly severe weather event or natural disaster damages our facilities and/or operations or those of our suppliers or independent contractors in our service areas, or from the unintended consequences of regulatory changes that directly or indirectly impose substantial restrictions on our activities or adaptation requirements.  Potential climate variability challenges include the following: increased frequency and duration of droughts, increased precipitation and flooding, increased frequency and severity of storms and other weather events, potential degradation of water quality, unexpected changes in temperature, increases in ocean levels, disruptions in water or wastewater services to our customers, decreases in available water supply, extreme changes in water usage patterns, increases in expenditures to repair any damages, increases in costs to reduce risks associated with significant weather events or natural disasters, and increases in costs to improve the reliability of our water and wastewater systems and facilities.  Due to the uncertainty of weather volatility related to climate variability, we cannot predict its potential impact on our financial condition, results of operations, cash flows and liquidity.  Although some or all potential expenditures and costs with respect to our regulated businesses could be recovered through rates we charge to our customers, there can be no assurance that the applicable regulatory authority would authorize recovery of such costs, in whole or in part, for any of these impacts.

Furthermore, federal, state and local authorities and legislative bodies have issued, implemented or proposed regulations, penalties, standards and/or guidance intended to restrict, moderate or promote activities consistent with resource conservation, Greenhouse Gas, or GHG, emission reduction, environmental protection or other climate-related objectives.  Compliance with those directed at or otherwise affecting our business or our suppliers’ (or their suppliers’) operations, or services, could lead to increased environmental compliance expenditures, increased energy and raw materials costs and new and/or additional investment in designs and technologies.  We continually assess our compliance status and management of environmental matters to ensure our operations are in compliance with all applicable environmental laws and regulations.  It is reasonably possible that costs incurred related to the various physical and regulatory risks from climate change may affect our future results of operations, financial condition, cash flows or liquidity.  While we have health and safety protocols in place, we can provide no assurance that we or our suppliers or independent contractors can successfully operate in areas experiencing a significant weather event or natural disaster, and we or they may be more significantly impacted and take longer, and incur higher costs, to resume operations in an affected location, depending on the nature of the event or other circumstances.  Although some or all potential expenditures and costs with respect to our regulated businesses could be recovered through rates we charge to our customers, there can be no assurance that the applicable regulatory authority would authorize recovery of such costs, in whole or in part, for any of these impacts.

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

We file rate increase requests, from time to time, to recover our investments in utility plant, deferred regulatory assets and expenses, see Notes to Consolidated Financial Statements - Note 13 – Regulatory Proceedings.  Once a rate increase petition is filed with a public service commission, the ensuing administrative and hearing process may be lengthy and costly.  We can provide no assurances that any future rate increase request will be approved by the DEPSC, MDPSC or PAPUC, and if approved, we cannot guarantee that these rate increases will be granted in a timely manner and/or will be sufficient in amount to cover the investments, deferred regulatory assets and expenses for which we initially sought the rate increase.  To the extent we are able to pass through such costs to customers and a state public service commission subsequently determines that such costs should not have been paid by customers, we may be required to refund such costs, with interest, to customers.  Any such costs not recovered through rates, or any such refund, could adversely affect our results of operations, financial position or cash flows.

Our water and wastewater operations are subject to extensive federal and state laws and regulations.  In addition, our operating costs and capital expenditures could be significantly increased if new or stricter regulatory standards are imposed by federal or state environmental agencies.

We are subject to various federal, state, and local laws and regulations relating to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes.  Our water and wastewater services are governed by various federal and state environmental protection and health and safety laws and regulations, including, among others, the federal Safe Drinking Water Act, the Clean Water Act, the LCR and other federal and state laws.  These federal and state regulations are issued by the EPA and state environmental regulatory agencies.  Pursuant to these laws and regulations, we are required to obtain various water allocation permits and environmental permits for our operations.  The water allocation permits control the amount of water that can be drawn from water resources.  New or stricter water allocation regulations can adversely affect our ability to meet the demands of our customers.  While we have budgeted for future capital and operating expenditures to maintain compliance with these laws and our permits, it is possible that new or stricter standards would be imposed that will raise our operating costs and capital expenditures.  Thus, we can provide no assurances that our costs of complying with, or discharging liability under, current and future environmental and health and safety laws will not adversely affect our business, results of operations or financial condition.

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

Drought conditions and government-imposed water use restrictions may impact our ability to serve our current and future customers, and may impact our customers’ use of our water, which may adversely affect our financial condition and results of operations.

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

The effects of adverse U.S. economic conditions may lead to a number of impacts on our business that may materially and adversely affect our financial condition and results of operations.  Such impacts may include a reduction in discretionary and recreational water use by our residential water customers, particularly during the summer months; a decline in usage by industrial and commercial customers as a result of decreased business activity and commerce in our customers’ businesses; an increased incidence of customers’ inability to pay their bills, bankruptcy or delay in paying their bills which may lead to higher bad debt expense and reduced cash flow; and a lower natural customer growth rate may result as compared to what had been experienced before due to a decline in new housing starts or a decline in the number of active customers due to housing vacancies or abandonments.

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

We may be required to record impairments of goodwill, or otherwise change the fair value of certain assets, in the future that could have a material adverse effect on our financial condition and results of operations.

The Company records goodwill when the purchase price of a business combination exceeds the estimated fair value of net identified tangible and intangible assets acquired as of the date of an acquisition.  The Company’s goodwill is associated with the January 2022 acquisition of Tidewater Environmental Services, Inc.  Goodwill is not amortized, but is evaluated for impairment at least annually, or more frequently, if impairment indicators are present that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  We may be required to recognize in the future an impairment of goodwill due to market conditions, or other factors related to our performance or the performance of an acquired business, or other circumstances that may impact the fair value of assets acquired.  Recognition of impairments of goodwill and changes in fair value of certain of our assets would result in a charge to income in the period in which the impairment or change occurred, which may negatively affect our financial condition, results of operations and total capitalization.

Risks Related to Our Business Strategy

We face competition from other water and wastewater utilities for the acquisition of new exclusive service territories.

We face competition from other water and wastewater utilities as we pursue the right to exclusively serve new territories in Delaware and Maryland.  We address this competition by entering into agreements with landowners, developers or municipalities and, under current law, then applying to the DEPSC or the MDPSC for a CPCN.  If we are unable to enter into agreements with landowners, developers or municipalities and secure CPCNs for the right to exclusively serve new territories in Delaware or Maryland, our ability to expand may be significantly impeded.

Any future acquisitions we undertake or other actions to further grow our water and wastewater business may involve risks.

An element of our growth strategy is the acquisition and integration of water and wastewater systems in order to broaden our current service areas and move into new ones.  It is our intent, when practical, to integrate any organizations we acquire with our existing operations.  The negotiation of potential acquisitions as well as the integration of acquired organizations could require us to incur significant costs and cause diversion of our management’s time and resources.  We may not be successful in the future in identifying organizations that meet our acquisition criteria.  The failure to identify such organizations may limit the rate of our growth.  In addition, future acquisitions or expansion of our service areas by us could result in:

-	Dilutive issuance of our equity securities;
-	Incurrence of debt and contingent liabilities;
-	Difficulties in integrating the operations and personnel of the acquired organization;
-	Diversion of our management’s attention from ongoing business concerns;
-	Failure to have effective internal control over financial reporting;
-	Overload of human capital resources; and
-	Other acquisition-related expense.

Some or all of these items could have a material adverse effect on our business and our ability to finance our business and comply with regulatory requirements.  The organizations we acquire in the future may not achieve sales and profitability that would justify our investment.

We also may experience risks relating to the challenges and costs of closing a transaction and the risk that an announced transaction may not close.  Completion of certain acquisition transactions are conditioned upon, among other things, the receipt of approvals, including from certain state public utilities commissions.  The timeliness and outcome of those state public utilities commissions could hinder future acquisitions and any failure to complete a pending transaction would prevent us from realizing the anticipated benefits.  We would also remain liable for significant transaction costs, including legal and accounting fees, whether or not the transaction is completed.

Risks Related to Legal Uncertainty

Contamination of our water supply or wastewater operational malfunctions may result in disruption in our services and could lead to litigation that may adversely affect our business, operating results and financial condition.

Our water supplies are subject to contamination from naturally-occurring compounds as well as pollution resulting from man-made sources.  Even though we monitor the quality of our water on an ongoing basis, any possible contamination could interrupt the use of our water supply until we are able to substitute it from an uncontaminated water source.  Additionally, treating the contaminated water source could involve significant costs and could adversely affect our business.  We could also be held liable for consequences arising out of human or environmental exposure to hazardous substances, if found, in our water supply.  If wastewater collection or treatment systems fail, overflow, or do not operate properly, untreated wastewater or other contaminants could spill onto nearby properties or into nearby streams and rivers, causing damage to persons or property, injury to wildlife and economic damages for which we could be held liable.  Any such occurrence could adversely affect our business, results of operations and financial condition.

We are subject to various laws and regulations that could expose us to governmental investigations or actions by other third parties.

We are subject to various federal and state laws and regulations, including environmental laws and regulations, violations of which can involve civil or criminal sanctions.

Our Company from time to time could be parties to or our operations targets of, lawsuits, claims, investigations and proceedings, including system failure, injury, contract, environmental, health and safety and employment matters, which are handled and defended in the ordinary course of business.  The results of any future litigation or settlement of such lawsuits and claims are inherently unpredictable, but such outcomes could also materially and adversely affect our business, financial position and results of operations.

Risk Related to Cybersecurity and Technology

We are dependent on the continuous and reliable operation of our information technology systems that require, potentially costly, maintenance and could become subject to cyberattacks disrupting our operations.

We rely on our information technology systems to manage operation of our business.  Specifically, our business relies on the following technology systems, among others: customer information system, financial reporting system, asset tracking system, remote monitoring system for some of our treatment, storage and pumping facilities, human resources management system, inventory management system, and accounts receivable collection management system.  Such systems require periodic modifications, upgrades or replacement that subject us to inherent costs and risks, including substantial capital expenditures, additional administration and operating expenses, and other risks and costs of delays in transitioning to new systems or of integrating new systems into our current systems.  Our computer and communications systems and operations could be damaged or interrupted by natural disasters, power loss, telecommunications failures or acts of war or terrorism, sabotage, theft or similar events or disruptions.  A loss of these systems or major problems with the operation of these systems could affect our operations and have a material adverse effect on our business and results of operations.

To date, there have been no risks identified from cybersecurity threats or previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the company.  Despite our efforts, a cyberattack, if it occurred, could cause water or wastewater system operational complications, disrupt service to our customers, compromise important data or systems or result in an unintended release of customer or other confidential information.  Possible impacts associated with a cyberattack could also include remediation costs related to lost, stolen, or compromised data, repairs to information technology and data processing systems, increased cyber security protection costs, adverse effects on our compliance with regulatory and environmental laws and regulations, including standards for water and wastewater utility providers, and litigation.  We feel we have adequate cybersecurity insurance coverage to mitigate the cost of any such cyberattack; however, a possible cyberattack could affect our operations and have a material adverse effect on our business and results of operations.  We have implemented, and will continue to internally monitor and manage, business processes to support our cybersecurity program.  For additional information concerning the Company’s cybersecurity program, see Item 1C - Cybersecurity.

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

We have two classes of common stock, Class A Non-Voting Common Stock and Class B Common Stock. Under our Restated Certificate of Incorporation, the right to vote for the election of directors and other stockholder matters is exercised exclusively by the holders of Class B Common Stock. The holders of our Class A Non-Voting Common Stock do not have voting rights on any matters that are submitted to a vote of stockholders, including with respect to the election of directors and other matters voted upon by stockholders, except as required by the Delaware General Corporation Law.  The principal stockholders have significant control over the outcome of most fundamental corporate matters.

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

Risk Related to Pandemics

Our business, results of operations, financial condition, cash flows and stock price may be adversely affected by pandemics, epidemics or other public health emergencies.

Our business, results of operations, financial condition, cash flows and stock price may be adversely affected by pandemics, epidemics or other public health emergencies.  We are considered an essential utility service company, as defined by the U.S. Department of Homeland Security.  We believe we will continue to operate our business consistent with any federal guidelines or state and local orders, however, the outbreak of pandemics, epidemics or other public health emergencies and any preventive or protective actions taken by governmental authorities may have an adverse effect on our operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

There have been an increasing number of cyberattacks on companies around the world, which have caused operational failures, compromised sensitive corporate or customer data, and/or resulted in significant financial damages.  These attacks have occurred over the internet, through malware, viruses or attachments to e-mails, or through inside actors with access to systems within the organization.

Risk Management and Strategy

We have implemented security measures and will continue to devote resources to address security vulnerabilities in an effort to prevent cyberattacks.  All employees receive cybersecurity training and other education regarding their use of computers, information technology, and sensitive data.  We utilize third parties to support our information technology, or IT, resources, including disaster recovery intended to safeguard our ability to access and use our IT resources during a disaster or cyber incident.  Our business continuity plans are evaluated against evolving security and service level standards, which includes evaluating those cybersecurity threats associated with our use of key third party service providers.

Our cybersecurity management process consists of utilizing a combination of employee education, preventative controls, detective controls, and periodic third-party cybersecurity testing.  We have installed and utilize enterprise scale technology to support an appropriate cybersecurity posture including: endpoint detection and response, firewalls, security information and event management, email security, multifactor authentication, and vulnerability management.  We receive cybersecurity related alerts from our membership in a number of industry groups.  These alerts are evaluated and in the event an alert requires action within our environment, such actions are taken promptly. Our process and cybersecurity posture is refined based on the results of periodic third party cybersecurity assessments.  We engage with the Cybersecurity and Infrastructure Security Agency through their cyber hygiene service offerings.  Cybersecurity is addressed in IT’s reports to the Corporate Automation Steering Committee, which consists of all Officers and the Director of Customer Service, as well as in IT’s reports to the Board of Directors.  Should a cyber event occur, depending on the severity of an event, our cyber incident reporting process includes informing, as early as practicable, our senior corporate management.

Governance

The Audit Committee of the Board of Directors, as overseen by the full Board of Directors, is responsible for oversight of cybersecurity risk.  Our IT executives report on our cybersecurity practices and risks at each meeting of the Audit Committee of our Board of Directors.  In addition, our IT executives provide periodic updates on cybersecurity risks to our management at regularly held executive committee meetings.  Should any cybersecurity threat or incident be detected, our IT executives would timely report such threat or incident to the management executive committee and provide regular communications and updates to the executive committee throughout the incident and any subsequent investigation, in order that the impact, materiality, and reporting requirements of such incident are appropriately identified and assessed for further necessary or appropriate action to be taken.  Any incident identified by the management executive committee as having a material impact would be promptly escalated to all members of the Board of Directors.  Should there be an incident which does not rise to the level of being material, such incident would, at minimum, be included in the subsequent IT reports to both the management executive committee and the Board of Directors.

We believe we are appropriately staffed to support a healthy cybersecurity posture.  All IT personnel have a combination of professional experience, education, and/or certifications for their area of responsibility.  For IT leadership, our Chief Information Officer earned a Masters of Business Administration and also a Master of Science degree in Information Systems & Technology Management.  Our Vice President of Information Technology earned a Bachelor of Science in Computer Science and Business and a Bachelor of Science in Business and Economics.  The Vice President of Information Technology is also a Certified Public Accountant, a Certified Information Systems Auditor, and a Chartered Global Management Accountant.  Our Director of Cybersecurity earned an Associates Degree in Computer Network Engineering and is a Certified Information Systems Security Professional.

To date, there have been no risks identified from cybersecurity threats or previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the company.  However, despite all of the above aforementioned efforts, a cyberattack, if it occurred, could cause water or wastewater system operational problems, disrupt service to our customers, compromise important data or systems or result in an unintended release of customer or other confidential information.  See “Item 1A. Risk Factors—Risks Related to Cybersecurity and Technology” for additional discussion of cybersecurity risks impacting our Company.

ITEM 2.	PROPERTIES

Our corporate headquarters are located at 664 Churchmans Road, Newark, Delaware and are owned by Artesian Water.

The Company owns approximately six acres of land in New Castle County, Delaware zoned for office development and two nine-acre parcels of land in Sussex County, Delaware for water and wastewater treatment facilities and an elevated water storage.  The Company also owns an office facility located in Sussex County, Delaware.  The facility consists of approximately 10,000 square feet of office space along with approximately 10,000 square feet of warehouse space.

The Company owns land, rights-of-way, easements, transmission and distribution mains, collection mains, pump facilities, treatment plants, lift stations, treatment/disposal facilities, storage tanks, meters, vehicles and related equipment and facilities.  The following table indicates our utility plant as of December 31, 2023.

Utility plant comprises:
In thousands
	Estimated Useful Life (In Years)	December 31, 2023
Utility plant at original cost
Utility plant in service-Water
Intangible plant	---	$140
Source of supply plant	45-85	29,960
Pumping and water treatment plant	8-62	130,337
Transmission and distribution plant
Mains	81	370,977
Services	39	60,818
Storage tanks	76	40,933
Meters	26	30,318
Hydrants	60	18,980
General plant	5-31	67,317

Utility plant in service-Wastewater
Intangible plant	---	116
Treatment and disposal plant	21-81	67,789
Collection mains and lift stations	81	51,539
General plant	5-31	2,478

Property held for future use	---	4,028
Construction work in progress	---	23,724
		899,454
Less – accumulated depreciation		185,170
		$714,284

Substantially all of Artesian Water's utility plant, except the utility plant in the town of Townsend, Delaware, is pledged as security for our First Mortgage Bonds.  As of December 31, 2023, no other water utility plant has been pledged as security for loans.  Two parcels of land in Artesian Wastewater are pledged as security for a loan.

We believe that our properties are generally maintained in good condition and in accordance with current standards of good water and wastewater works industry practice.  We believe that all of our existing facilities adequately meet current necessary production capacities and current levels of utilization.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of our legal proceedings, refer to Notes to Consolidated Financial Statements – Note 17 – Legal Proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for the Company’s Common Equity

Artesian Resources' Class A Non-Voting Common Stock, or Class A Non-Voting Stock, is listed on the Nasdaq Global Select Market and trades under the symbol "ARTNA."  On March 12, 2024, the last closing sale price as reported by the Nasdaq Global Select Market was $36.25 per share.  As of March 12, 2024 there were 506 holders of record of the Class A Non-Voting Stock. The stockholders of Class A Stock are entitled to receive dividends when they are declared by the Board of Directors.  The Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.  See the Consolidated Financial Statements for additional information regarding the Company’s dividend history.

The intraday high and low Nasdaq Global Select Market prices on the Class A Non-Voting Stock for each quarter during the past two years were:

	Stock Price
	High	Low
2023
First Quarter	$63.00	$51.30
Second Quarter	$58.41	$46.37
Third Quarter	$49.73	$41.26
Fourth Quarter	$44.78	$38.76

2022
First Quarter	$50.88	$43.02
Second Quarter	$50.00	$44.08
Third Quarter	$60.36	$47.96
Fourth Quarter	$59.98	$45.44

Our Class B Common Stock, or Class B Stock, is quoted on the OTC Bulletin Board under the symbol "ARTNB."  There has been a limited and sporadic public trading market for the Class B Stock.  As of March 4, 2024, the last reported trade of the Class B Stock on the OTC Bulletin Board was at a price of $36.00 per share on March 4, 2024.  As of March 12, 2024, there were 136 holders of record of the Class B Stock.  Shares of Class B Stock are paid the same dividend as the shares of the Class A Stock.

Recent Sales of Unregistered Securities

During the year ended December 31, 2023, we did not issue any unregistered shares of our Class A Non-Voting Stock or Class B Stock.

The following graph compares the percentage change in cumulative shareholder return on the Company’s Class A Non-Voting Stock with the Standard & Poor’s 500 Stock Index and a Peer Group of water utility companies.  The graph covers the period from December 2018 (assuming a $100 investment on December 31, 2018, and the reinvestment of any dividends) through December 2023:

		INDEXED RETURNS
	Base Period	Years Ending December 31
Company Name / Index	2018	2019	2020	2021	2022	2023
Artesian Resources Corporation	100	109.66	112.37	144.07	186.27	134.81
S&P 500 Index	100	131.49	155.68	200.37	164.08	207.21
Peer Group	100	134.89	155.56	192.86	165.11	141.97

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

OVERVIEW

Our profitability is primarily attributable to the sale of water and wastewater services in our regulated utility business.  Our regulated utility segment comprised 93.1% of total operating revenues for the year ended December 31, 2023 and 90.7% for the year ended December 31, 2022.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe these effects of weather are short term and do not materially affect the execution of our strategic initiatives.  Our wastewater services provide a revenue stream that is not affected by these changes in weather patterns.  We continue to seek growth opportunities to provide wastewater services in Delaware and the surrounding areas.

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

Regulated Water Subsidiaries

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue.  As of December 31, 2023, the number of metered water customers in Delaware increased approximately 1.3% compared to December 31, 2022.  The number of metered water customers in Maryland increased approximately 1.3% compared to December 31, 2022.  The number of metered water customers in Pennsylvania remained consistent compared to December 31, 2022.  For the year ended December 31, 2023, approximately 8.7 billion gallons of water were distributed in our Delaware systems and approximately 105.5 million gallons of water were distributed in our Maryland systems.

Artesian Water filed an initial request with the DEPSC on April 28, 2023, further supplemented with a request filed on November 30, 2023, to implement new rates to meet a requested increase in revenue of 22.66%, or approximately $16.7 million, on an annualized basis.  The actual effective increase is less than 22.66% since Artesian Water has been permitted to recover specific investments made in infrastructure through the assessment of a 7.50% Distribution System Improvement Charge, or DSIC.  Since the DSIC rate is set to zero when temporary rates are placed into effect, customers would experience an incremental increase of 15.16%, the net of the overall 22.66% increase less the DSIC rate of 7.50% currently in effect, if the requested increase is granted in full by the DEPSC.  Artesian Water filed an interim rates application, which was approved, to place into effect on November 28, 2023 a temporary base rate increase of 15% of gross water sales on an annual basis and to reduce the 7.50% DSIC rate to zero, with such interim rates subject to refund, until permanent rates are determined by the DEPSC.  This is discussed further in our Notes to Consolidated Financial Statements – Note 13 – Regulatory Proceedings.

Regulated Wastewater Subsidiaries

Artesian Wastewater and TESI own wastewater collection and treatment infrastructure and provide regulated wastewater services to customers in Sussex County, Delaware.  Artesian Wastewater Maryland is able to provide regulated wastewater services to customers in Maryland.  It is not currently providing these services in Maryland.  The majority of our residential and commercial wastewater customers are billed a flat monthly fee, and our large industrial wastewater customer is billed monthly based on wastewater flow, which contributes to providing a revenue stream unaffected by weather.  As of December 31, 2023, the number of Delaware wastewater customers increased approximately 6.3% compared to December 31, 2022.

Non-Utility Subsidiaries

Artesian Utility provides contract water and wastewater operation services to private, municipal, and governmental institutions.  Artesian Utility also offers three protection plans to customers: the WSLP Plan, the SSLP Plan, and the ISLP Plan.  SLP Plan customers are billed a flat monthly or quarterly rate, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  As of December 31, 2023, the eligible customers enrolled in the WSLP Plan, the SSLP Plan and the ISLP Plan increased 2.3%, 3.5% and 12.4%, respectively, compared to December 31, 2022.  The non-utility customers enrolled in one of our three protections plans decreased 3.0%.

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

In our regulated water subsidiaries, our strategy is to focus on a wide spectrum of activities, which include strategic acquisitions of existing systems, expanding certificated service area, identifying new and dependable sources of supply, developing the wells, treatment plants and delivery systems to supply water to customers and educating customers on the wise use of water.  Our strategy includes focused efforts to expand in new regions surrounding our service territory through strategic acquisitions.  We plan to expand our regulated water service area in the Cecil County designated growth corridor and to expand our business through the design, construction, operation, management and acquisition of additional water systems.  The expansion of our exclusive franchise areas elsewhere in Maryland and the award of contracts will similarly enhance our operations within the state.

Our ability to develop partnerships with various county governments, municipalities and developers has provided a number of opportunities.  In the last four years, we completed four acquisitions including asset purchase agreements with municipal and developer/homeowner association operated systems.

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

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those we believe are most important to portraying the financial condition and results of operations and also require significant estimates, assumptions or other judgments by management.  Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.  The following provides an overview of the accounting policies that are particularly important to the results of operations and financial condition of the Company.  Changes in the estimates, assumptions or other judgments included within these accounting policies could result in a significant change to the financial statements in any quarterly or annual period.  We consider the following policies to be the most critical in understanding the judgment that is involved in preparing our Consolidated Financial Statements.  Senior management has discussed the selection and development of our critical accounting estimates with the Audit Committee of the Board of Directors.

All additions to utility plant are recorded at cost.  Business combinations pursuant to ASC Topic 805 may result in a purchase price allocation and the acquired assets are required to be evaluated by the applicable regulatory agency.  Cost includes direct labor, materials, Allowance for Funds Used during Construction, or AFUDC, (see description in Note 1-Utility Plant) and indirect charges for items such as transportation, supervision, pension, medical, and other fringe benefits related to employees engaged in construction activities.  When depreciable units of utility plant are retired, the historical costs of plant retired is charged to accumulated depreciation.  Any cost associated with retirement, less any salvage value or proceeds received, is charged to the regulated retirement liability.  Maintenance, repairs, and replacement of minor items of utility plant are charged to expense as incurred.

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

Our long-lived assets consist primarily of utility plant in service and regulatory assets.  We review for impairment of our long-lived assets, including utility plant in service, in accordance with the requirements of FASB ASC Topic 360.  We review regulatory assets for the continued application of FASB ASC Topic 980.  Our review determines whether there have been changes in circumstances or events that have occurred that require adjustments to the carrying value of these assets.  Adjustments to the carrying value of these assets would be made in instances where changes in circumstances or events indicate the carrying value of the asset may not be recoverable in rates charged to customers.  The Company believes there are no impairments in the carrying amounts of its long-lived assets or regulatory assets at December 31, 2023.

In accordance with FASB ASC Topic 350, the accounting guidance for testing goodwill, the Company assesses goodwill for impairment annually or more frequently if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  If the carrying value of the reporting unit exceeds its implied fair value, the Company will recognize an impairment charge for the difference up to the carrying value of the allocated goodwill.  There was no impairment of goodwill as of December 31, 2023.

Results of Operations

2023 Compared to 2022

Operating Revenues

Revenues totaled $98.9 million for each of the years ended December 31, 2023 and December 31, 2022.

Water sales revenue increased $1.7 million, or 2.2%, for the year ended December 31, 2023 from the corresponding period in 2022, primarily as a result of a temporary rate increase of net 7.50% of gross water sales placed into effect on November 28, 2023, as permitted under Delaware law, until permanent rates are determined by the DEPSC, and an increase in overall water consumption.  Since the DSIC rate is set to zero when temporary rates are placed into effect, the temporary rate increase is 15.0%, less the DSIC rate of 7.50% that was previously in effect.  In addition, fixed fee revenue increased related to added customers.  We realized 81.0% and 79.2% of our total operating revenue for the years ended December 31, 2023 and December 31, 2022, respectively, from the sale of water.

Other utility operating revenue increased approximately $0.7 million, or 6.0%, for the year ended December 31, 2023 compared to the year ended December 31, 2022.  This increase is primarily due to an increase in wastewater revenue associated with customer growth and an increase in fee revenue related to inspections and service and finance charges.

Non-utility operating revenue decreased approximately $2.4 million, or 26.9%, for the year ended December 31, 2023 compared to the same period in 2022.  This decrease is primarily due to a decrease in contract service revenue related to a contract for the design and construction of wastewater infrastructure now nearing completion, partially offset by an increase in Service Line Protection Plan revenue.

Percentage of Operating Revenues
	2023	2022	2021
Water Sales
Residential	50.1%	48.7%	53.0%
Commercial	17.9	17.6	19.4
Industrial	0.1	0.1	0.1
Government and Other	12.9	12.8	13.2
Other utility operating revenues	12.3	11.6	7.9
Non-utility operating revenues	6.7	9.2	6.4
Total	100.0%	100.0%	100.0%

Residential

Residential water service revenues in 2023 amounted to $49.6 million, an increase of $1.5 million, or 3.0%, above the $48.1 million recorded in 2022, primarily due to an increase in overall water consumption and a temporary rate increase placed into effect on November 28, 2023.  The volume of water sold to residential customers increased to 4,340 million gallons in 2023 compared to 4,209 million gallons in 2022, a 3.1% increase.  The number of residential customers served increased by approximately 1,300, or 1.4%, in 2023.

Commercial

Water service revenues from commercial customers in 2023 increased by 0.9%, to $17.6 million in 2023 from $17.5 million in 2022, primarily due to a temporary rate increase placed into effect on November 28, 2023.  The volume of water sold to commercial customers decreased to 2,231 million gallons in 2023 compared to 2,232 million gallons sold in 2022, a decrease of 0.1%.

Industrial

Water service revenues from industrial customers increased to $84,000 in 2023 from $79,000 in 2022.  The volume of water sold to industrial customers increased to 10.3 million gallons in 2023 from 9.6 million gallons in 2022.

Government and Other

Government and other water service revenues in 2023 increased by 0.8%, to $12.7 million in 2023 from $12.6 million in 2022, primarily due to a temporary rate increase placed into effect on November 28, 2023.  The volume of water sold to government and other customers decreased to 1,250 million gallons in 2023 compared to 1,337 million gallons in 2022, a decrease of 6.5%.

Other Utility Operating Revenue

Other utility operating revenue, derived from regulated wastewater services, contract operations, antenna leases on water tanks, finance/service charges, wastewater customer service revenues and industrial wastewater service revenues, increased 6.0%, to $12.2 million in 2023 from $11.5 million in 2022.  This increase is primarily due to an increase in wastewater revenue associated with customer growth and an increase in fee revenue related to inspections and service and finance charges.

Non-Utility Operating Revenue

Non-utility operating revenue, derived from non-regulated water and wastewater operations, decreased by 26.9%, to $6.6 million in 2023 from $9.1 million in 2022.  This decrease is primarily due to a decrease in contract service revenue related to a contract for the design and construction of wastewater infrastructure now nearing completion, partially offset by an increase in Service Line Protection Plan revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.2 million, or 0.4%, for the year ended December 31, 2023 compared to the year ended December 31, 2022.  The components of the change in operating expenses primarily include an increase in utility operating expenses of $2.4 million, a decrease in non-utility operating expenses of $2.4 million and an increase in property and other taxes of $0.2 million.

Utility operating expenses increased $2.4 million, or 5.6%, for the year ended December 31, 2023 compared to the year ended December 31, 2022.  The net increase is primarily related to the following.

—
Payroll and employee benefit costs increased $1.0 million, primarily related to an increase in medical premium costs, employee merit increases, and a decrease in capitalized payroll related to a 2022 software upgrade, partially offset by a decrease in bonuses compared to 2022.

—	Administrative costs increased $0.7 million, primarily due to increases in computer system maintenance costs, and customer billing costs.
—
Supply and treatment costs increased $0.7 million, primarily due to an increase in the cost and volume of chemicals used, an increase in wastewater treatment costs, a one-time acquisition adjustment related to TESI in 2022 and a reimbursement from the Delaware Sand and Gravel Remedial Trust, or DS&G Trust, in 2022 for Artesian Water’s operating costs related to certain 2021 treatment costs pursuant to a settlement agreement.  These increases are partially offset by a decrease in filter media replacement costs related to varying replacement schedules.

—	Transmission, distribution and collection costs increased $0.3 million, primarily associated with tank painting costs and maintenance and repair of transmission mains.
—	Purchased power costs increased $0.2 million due to an increase in usage in wastewater and water operations.
—	Purchased water costs decreased $0.5 million, primarily related to a decrease of water purchased under contract, in which the minimum amount of water required to be purchased was reduced in July 2022.

Non-utility operating expenses decreased $2.4 million, or 35.4%, primarily due to a decrease in costs associated with a wastewater infrastructure design and construction contract.

Property and other taxes increased $0.2 million, or 3.9%, primarily due to an increase in utility plant subject to taxation and an increase in payroll taxes, related to increased payroll related expenses.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.

Percentage of Operating and Maintenance Expenses
	2023	2022	2021
Payroll and Associated Expenses	49.5%	47.5%	49.2%
Administrative	16.9	15.3	15.7
Supply and Treatment	11.9	10.8	9.4
Purchased Power	5.7	5.2	4.8
Transmission, Distribution and Collection	4.6	4.1	2.7
Purchased Water	2.7	3.6	9.5
Non-utility Operating	8.7	13.5	8.7
Total	100.0%	100.0%	100.0%

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 57.4% for the year ended December 31, 2023, compared to 57.1% for the year ended December 31, 2022.

Depreciation and amortization expense increased $0.7 million, or 5.7%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense increased $0.5 million, or 8.2%, primarily due to the recognition of additional valuation allowances on deferred tax assets related to state net operating losses and stock options exercised in the year of 2022, with no similar activity in 2023, partially offset by lower pre-tax income in 2023 compared to 2022.

Other Income

Other income increased $0.8 million, primarily due to a $0.7 million increase in AFUDC, as a result of higher long-term construction activity subject to AFUDC for the year ended December 31, 2023 compared to the same period in 2022.  Miscellaneous income increased $0.1 million related to an increase in the annual patronage refund from CoBank, ACB.

Interest Charges

Total interest charges increased $0.7 million, or 7.7%.  Long-term debt interest expense increased $0.5 million, primarily related to an increase in long-term debt interest associated with the Series W First Mortgage Bond issued on April 29, 2022 and an increase in the level of State Revolving Fund Loans.  Short-term debt interest expense increased $0.1 million, primarily related to higher interest rates.  The average short-term interest rate for the twelve months ended December 31, 2023 was 6.27% compared to 3.04% for the same period in 2022.

Net Income

Our net income applicable to common stock decreased $1.3 million, or 7.2%.  Water sales and other operating revenue increased $2.4 million and other income increased $0.8 million, offset by a $2.4 million decrease in non-utility operating revenue, a $1.4 million increase in total operating expenses and $0.7 million increase in interest charges.

Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K includes a comparative discussion of the years ended December 31, 2022 and 2021 and is incorporated herein by reference.

Liquidity and Capital Resources

Overview

The Company’s primary sources of liquidity for the year ended December 31, 2023 were $37.1 million in net proceeds from the issuance of Class A Non-Voting Stock, $31.9 million of cash provided by operating activities and $22.5 million in net contributions and advances from developers.  Funds from these liquidity sources were used to invest $62.2 million in capital expenditures and to pay dividends of approximately $11.2 million.

We depend on the availability of capital for expansion, construction and maintenance.  We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations.  We expect that our net investments in utility plant in 2024 will be approximately $51.6 million.  Our total obligations related to interest and principal payments on indebtedness, rental payments, elevated storage tank agreements and water service interconnection agreements for 2024 are anticipated to be approximately $12.0 million.

Operating Activities

One of our primary sources of liquidity for the year ended December 31, 2023 was $31.9 million provided by cash flow from operating activities, compared to $24.3 million for the year ended December 31, 2022.  The increase in cash flows from operating activities primarily resulted from lower accounts payable and accrued expenses related to increased capital investments and lower accounts receivable balances.  Cash flow from operating activities is primarily provided by our utility operations and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.  See our Notes to Consolidated Financial Statements - Note 13 – Regulatory Proceedings.  We will continue to borrow on available lines of credit in order to satisfy current liquidity needs.  In addition, the Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.

Investment Activities

The primary focus of our investment in 2023 was to continue to provide high quality, reliable service to our growing service territory.  Capital expenditures during 2023 were $62.2 million compared to $48.5 million invested during the same period in 2022.  During 2023, we invested in our rehabilitation program for transmission and distribution facilities by replacing aging or deteriorating mains, installation of new mains, enhancing or improving existing treatment facilities, construction of new water storage tanks, and replacing aging wells and pumping equipment to better serve our customers.  We also continue to invest in wastewater treatment and distribution facilities.  Developers contributed $8.3 million of the total investment during the year ended 2023.

The following chart summarizes our investment in plant and systems over the past three fiscal years

In thousands	2023	2022	2021

Source of supply, treatment and pumping	$20,327	$14,158	$9,681
Transmission and distribution	26,886	17,712	20,951
General plant	4,553	3,856	1,739
Developer financed utility plant	8,301	8,038	6,866
Wastewater facilities	3,353	5,613	2,133
Allowance for Funds Used During Construction, AFUDC, equity portion	(1,243)	(894)	(556)
Total	$62,177	$48,483	$40,814

Of the $55.6 million gross investment expected in 2024, approximately $16.4 million will be invested in upgraded PFAS treatment equipment, the rehabilitation and upgrading of two elevated storage tanks, booster station improvements, and equipment and wells throughout Delaware, Maryland, and Pennsylvania to identify, develop, treat, and protect sources of water supply to assure uninterrupted service to our customers.  Approximately $8.8 million will be invested in the relocations of facilities as a result of government mandates.  Approximately $7.2 million will be invested into the ongoing construction of a regional wastewater treatment plant along with improvements to existing wastewater treatment plants and wastewater pumping stations.  Approximately $6.2 million will be invested in renewals associated with the rehabilitation of aging infrastructure.  Approximately $6.6 million will be invested in the construction of force mains used for the transmission of wastewater to plants.    Approximately $5.8 million will be invested in general plant, which includes vehicles and other heavy duty operations related equipment, replacement computer hardware and software, equipment upgrades, new corporate automation, station security upgrades, radio communication upgrades and building renovations.  Approximately $4.0 million will be for extending transmission and distribution facilities to address service needs in growth areas of our service territory. Additionally, we will refund $0.6 million to customers, real estate developers and builders related to previous advances for construction they provided to Artesian for distribution facilities on their properties.

Our projected capital expenditures and other investments are subject to periodic review, and revision to reflect changes in economic conditions and other factors.  The Company's investment for 2024 is expected to be offset by developer contributions of $4.0 million for a net investment of $51.6 million in 2024.  The Company believes the net investment in utility plant will continue to be recovered through rates charged to customers.

Financing Activities

For the year ended December 31, 2023, cash flows provided by financing activities were $31.3 million, compared to $31.7 million for the year ended December 31, 2022.  The cash flows provided by financing activities decreased due to increased repayments of lines of credit, lower issuance of long-term debt and higher stock dividend payments, mostly offset by higher proceeds from the issuance of common stock and an increase in net advances and contributions from developers.  We have several sources of liquidity to finance our investment in utility plant and other fixed assets.  Our primary source of liquidity from financing activities for the year ended December 31, 2023 was $37.1 million in net proceeds from the issuance of Class A Non-Voting Stock.  On May 23, 2023 and June 16, 2023, the Company completed the sale of 695,650 shares and 67,689 shares of its Class A Non-Voting Stock, respectively.  Other sources of liquidity include $22.5 million in net contributions and advances from developers, which includes $3.8 million of grant funds from the State of Delaware and $5.6 million from the issuance of long-term debt.  We estimate that future investments will be financed by our operations and external sources.  We expect to fund our activities for the next twelve months using our projected cash generated from operations, bank credit lines, state revolving fund loans, government grants, and other capital market financing as needed to provide sufficient working capital to maintain normal operations, to meet our financing requirements and to expand through strategic acquisitions.  We believe that our cash on hand and future cash generated from the foregoing activities will provide adequate resources to fund our short-term and long-term capital, operating and financing needs. However, there is no assurance that we will be able to secure funding on terms acceptable to us, or at all.  Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by state public service commissions.

Material Cash Requirements

Lines of Credit and Long-Term Debt

At December 31, 2023, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of December 31, 2023, there was $40.0 million of available funds under this line of credit.  The previous interest rate for borrowings under this line was the London Interbank Offered Rate, or LIBOR, plus 1.00%.  The LIBOR rate for USD currency was discontinued as of June 30, 2023.  As a result, effective May 20, 2022, this line of credit agreement was amended to replace LIBOR with the Daily Secured Overnight Financing Rate, or SOFR.  The interest rate is a one-month SOFR plus 10 basis points, or Term SOFR, plus an applicable margin of 0.85%, which was increased to 1.10% effective August 3, 2023.  Term SOFR cannot be less than 0.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 20, 2024 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At December 31, 2023, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of December 31, 2023, there was $20.0 million of available funds under this line of credit.  The previous interest rate for borrowings under this line allowed the Company to select either LIBOR plus 1.50% or a weekly variable rate established by CoBank; the Company historically used the weekly variable interest rate.  In October 2022, this line of credit was amended to replace the previous interest rate options with a daily SOFR rate plus 1.45% option or a term SOFR rate plus 1.45% option that is locked in for either one or three months.  The term of this line of credit expires on October 31, 2024.  Artesian Water expects to renew this line of credit.

The Company’s material cash requirements include the following lines of credit commitments and contractual obligations:

Material Cash Requirements	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$7,902	$15,714	$40,610	$204,564	$268,790
State revolving fund loans (principal and interest)	979	2,147	2,068	10,287	15,481
Promissory note (principal and interest)	1,200	1,923	1,924	9,652	14,699
Asset purchase contractual obligation (principal and interest)	339	659	320	---	1,318
Lines of credit	---	---	---	---	---
Operating leases	35	70	64	1,429	1,598
Operating agreements	76	112	109	749	1,046
Unconditional purchase obligations	870	1,762	114	312	3,058
Tank painting contractual obligation	626	313	---	---	939
Total contractual cash obligations	$12,027	$22,700	$45,209	$226,993	$306,929

Artesian’s long-term debt agreements and revolving lines of credit contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guarantee certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business.  As of December 31, 2023, we were in compliance with these covenants.

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

The asset purchase contractual obligation is related to the purchase of substantially all of the water operating assets from the Town of Clayton, or Clayton, in May 2022, by Artesian Water.  The total purchase price was $5.0 million.  At closing, Artesian Water paid approximately $3.4 million.  The remaining $1.6 million is payable in equal annual installments on the anniversary date of the closing date.  Each annual installment is payable with interest at an annual rate of 2.0%.

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

Payments for unconditional purchase obligations reflect minimum water purchase obligations based on rates that are subject to change under an interconnection agreement with the Chester Water Authority.  The agreement is effective from January 1, 2022 through December 31, 2026, includes automatic five-year renewal terms, unless terminated by either party, and has a “take or pay” clause which required us to purchase water on a step-down schedule through July 5, 2022 and now requires us to purchase a minimum of 0.5 million gallons per day.  In addition, payments for unconditional purchase obligations reflect minimum water purchase obligations based on a contract rate under our interconnection agreement with the Town of North East, which expires June 26, 2024.  The agreement includes two automatic five-year renewal terms, unless terminated by either party.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 19 (Impact of Recent Accounting Pronouncements) to our Consolidated Financial Statements for a full description of the impact of recent accounting pronouncements.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds and the term of the promissory note, which have final maturity dates ranging from 2028 to 2049 and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit, with two banks.  As of December 31, 2023 there were not any outstanding balances on the lines of credit.  An increase in the variable interest rates has resulted and is expected to continue to result in an increase in the cost of borrowing on these variable rate lines of credit.  Also, changes in SOFR could affect our operating results and liquidity.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing multi-year supply contracts at fixed prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
In thousands

	For the Year Ended
ASSETS	December 31, 2023	December 31, 2022
Utility plant, at original cost less accumulated depreciation	$714,284	$668,031
Current assets
Cash and cash equivalents	2,505	1,309
Accounts and other receivables (less provision for expected credit loss 2023 - $328; 2022 - $416)	12,830	13,511
Income tax receivable	1,799	1,632
Unbilled operating revenues	1,934	1,586
Materials and supplies	5,983	4,702
Prepaid property taxes	2,269	2,186
Prepaid expenses and other	3,297	2,878
Total current assets	30,617	27,804
Other assets
Non-utility property (less accumulated depreciation 2023 - $1,052; 2022 - $990)	3,693	3,740
Other deferred assets	8,504	10,536
Goodwill	1,939	1,939
Operating lease right of use assets	506	467
Total other assets	14,642	16,682
Regulatory assets, net	7,289	7,274
Total Assets	$766,832	$719,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity
Common stock	$10,285	$9,502
Preferred stock	—	—
Additional paid-in capital	143,369	107,142
Retained earnings	76,743	71,286
Total stockholders’ equity	230,397	187,930
Long-term debt, net of current portion	178,307	175,619
	408,704	363,549
Current liabilities
Lines of credit	—	20,174
Current portion of long-term debt	2,235	2,003
Accounts payable	9,697	10,929
Accrued expenses	3,519	4,246
Overdraft payable	9	43
Accrued interest	2,275	989
Income taxes payable	2	6
Customer and other deposits	2,983	2,489
Other	1,694	3,191
Total current liabilities	$22,414	$44,070

Commitments and contingencies (Note 11)	—	—

Deferred credits and other liabilities
Net advances for construction	$2,797	$3,686
Operating lease liabilities	503	466
Regulatory liabilities	25,676	28,721
Deferred investment tax credits	423	439
Deferred income taxes	58,381	54,552
Total deferred credits and other liabilities	$87,780	$87,864

Net contributions in aid of construction	247,934	224,308
Total Liabilities and Stockholders’ Equity	$766,832	$719,791

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts

	For the Year Ended December 31,
	2023	2022	2021

Operating revenues
Water sales	$80,033	$78,318	$77,821
Other utility operating revenue	12,195	11,506	7,195
Non-utility operating revenue	6,633	9,073	5,843
Total Operating Revenues	98,861	98,897	90,859

Operating expenses
Utility operating expenses	46,205	43,772	41,414
Non-utility operating expenses	4,428	6,850	3,942
Depreciation and amortization	13,335	12,620	11,885
Taxes
State and federal income tax expense (benefit)
Current	2,962	4,285	3,360
Deferred	3,386	1,593	2,377
Property and other taxes	6,099	5,871	5,587
Total Operating Expenses	76,415	74,991	68,565

Operating income	22,446	23,906	22,294

Other income, net
Allowance for funds used during construction (AFUDC)	2,002	1,329	823
Miscellaneous	1,407	1,265	1,302
	3,409	2,594	2,125

Income before interest charges	25,855	26,500	24,419

Interest charges	9,156	8,502	7,592

Net income applicable to common stock	$16,699	$17,998	$16,827

Net income per common share:
Basic	$1.67	$1.90	$1.79
Diluted	$1.67	$1.90	$1.79

Weighted average common shares outstanding:
Basic	10,018	9,462	9,394
Diluted	10,022	9,481	9,426

Cash dividends per share of common stock	$1.14	$1.09	$1.05

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	For the Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,699	$17,998	$16,827
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,335	12,620	11,885
Amortization of debt expense	355	354	351
Provision for bad debt expense	92	68	(224)
Deferred income taxes, net	3,813	2,282	2,803
Stock compensation	254	152	193
AFUDC, equity portion	(1,243)	(894)	(556)

Changes in assets and liabilities, net of acquisitions:
Accounts and other receivables	807	(3,847)	318
Income tax receivable	(167)	602	(1,605)
Unbilled operating revenues	(348)	(141)	86
Materials and supplies	(1,281)	(2,769)	(398)
Income taxes payable	(4)	6	(28)
Prepaid property taxes	(83)	697	(415)
Prepaid expenses and other	(419)	(216)	(444)
Other deferred assets	1,998	(5,473)	(445)
Regulatory assets	(497)	(37)	(236)
Regulatory liabilities	(3,168)	6,799	(535)
Accounts payable	284	(3,989)	3,547
Accrued expenses	614	(564)	(71)
Accrued interest	1,286	72	(13)
Revenue reserved for refund	—	—	—
Customer deposits and other	(476)	545	270
NET CASH PROVIDED BY OPERATING ACTIVITIES	31,851	24,265	31,310

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(62,177)	(48,483)	(40,814)
Investment in acquisitions, net of cash acquired	—	(6,341)	—
Proceeds from sale of assets	99	65	90
NET CASH USED IN INVESTING ACTIVITIES	(62,078)	(54,759)	(40,724)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments under lines of credit agreements	(23,477)	(41,038)	(10,797)
Borrowings under lines of credit agreements	3,303	34,509	10,687
(Decrease) increase in overdraft payable	(34)	13	(75)
Proceeds from contributions in aid of construction and advances	24,747	17,494	17,059
Payouts for contributions in aid of construction and advances	(2,228)	(1,063)	(1,242)
Net proceeds from issuance of common stock	37,073	2,090	1,390
Equity issuance cost	(317)	—	—
Issuance of long-term debt	5,608	31,803	4,126
Dividends paid	(11,242)	(10,319)	(9,826)
Debt issuance costs	—	(135)	(19)
Principal repayments of long-term debt	(2,010)	(1,643)	(1,825)
NET CASH PROVIDED BY FINANCING ACTIVITIES	31,423	31,711	9,478

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,196	1,217	64

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,309	92	28

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,505	$1,309	$92

Non-cash Investing and Financing Activity:
Utility plant received as construction advances and contributions in aid of construction	$3,492	$8,416	$3,538
Contractual amounts of contributions in aid of construction due from developers included in accounts receivable	$1,695	$726	$545
Contractual amounts of contributions in aid of construction received from developers previously included in accounts receivable	$799	$356	$1,749
Change in amounts included in accounts payable and accrued payables related to capital expenditures	$(3,384)	$3,182	$641

Supplemental Cash Flow Information:
Interest paid	$7,515	$8,430	$7,605
Income taxes paid	$3,590	$3,482	$5,181

Purchase price allocation of investment in acquisitions:
Utility plant	$—	$33,345	$—
Cash	—	280	—
Goodwill	—	1,939	—
Other assets	—	1,033	—
Total assets	—	36,597	—
Less:
Liabilities	—	2,828	—
Future contractual obligation payable to seller	—	1,569	—
Contributions in aid of construction	—	25,597	—
Cash paid for acquisitions	—	6,621	—
Cash received from acquisitions	—	280	—
Investment in acquisitions, net of cash acquired	$—	$6,341	$—

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
In thousands

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2020	8,475	881	$8,475	$881	$103,463	$56,606	$169,425

Net income	—	—	—	—	—	16,827	16,827
Cash dividends declared
Common stock	—	—	—	—	—	(9,826)	(9,826)
Issuance of common stock
Dividend reinvestment plan	10	—	10	—	382	—	392
Employee stock options and awards(4)	38	—	38	—	790	—	828
Employee Retirement Plan(3)	9	—	9	—	354	—	363
Balance as of December 31, 2021	8,532	881	$8,532	$881	$104,989	$63,607	$178,009

Net income	—	—	—	—	—	17,998	17,998
Cash dividends declared
Common stock	—	—	—	—	—	(10,319)	(10,319)
Issuance of common stock
Dividend reinvestment plan	7	—	7	—	366	—	373
Employee stock options and awards(4)	82	—	82	—	1,787	—	1,869
Employee Retirement Plan(3)	—	—	—	—	—	—	—
Balance as of December 31, 2022	8,621	881	$8,621	$881	$107,142	$71,286	$187,930

Net income	—	—	—	—	—	16,699	16,699
Cash dividends declared
Common stock	—	—	—	—	—	(11,242)	(11,242)
Issuance of common stock
Public offering, net of costs	763	—	763	—	35,464	—	36,227
Dividend reinvestment plan	8	—	8	—	373	—	381
Employee stock options and awards(4)	12	—	12	—	390	—	402
Employee Retirement Plan(3)	—	—	—	—	—	—	—
Balance as of December 31, 2023	9,404	881	$9,404	$881	$143,369	$76,743	$230,397

(1)
At December 31, 2023, 2022, and 2021, Class A Stock had 15,000,000 shares authorized.  For the same periods, shares issued, inclusive of treasury shares, were 9,433,288, 8,650,392 and 8,561,772, respectively.

(2)	At December 31, 2023, 2022, and 2021, Class B Stock had 1,040,000 shares authorized and 881,452 shares issued.
(3)	Artesian Resources Corporation registered 200,000 shares of Class A Stock, subsequently adjusted for stock splits, available for purchase through the Company’s 401(k) retirement plan.
(4)
Under the Equity Compensation Plan, effective December 9, 2015, Artesian Resources Corporation authorized up to 331,500 shares of Class A Stock for issuance of grants in forms of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the Plan. Includes stock compensation expense for the years ended December 31, 2023, 2022, and 2021, See Notes to Consolidated Financial Statements - Note 9-Stock Compensation Plans.

The notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The audited consolidated financial statements are presented in accordance with the requirements of Form 10-K and accounting principles generally accepted in the United States and consequently include all the disclosures required in the consolidated financial statements included in the Company’s Annual Report on Form 10-K. The accompanying consolidated financial statements include the accounts of Artesian Resources Corporation and its subsidiaries and all intercompany balances and transactions between subsidiaries have been eliminated.

Reclassification

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.  These reclassifications had no effect on net income or stockholders’ equity.

Regulated Utility Accounting

The accounting records of Artesian Water Company, Inc., or Artesian Water, Artesian Wastewater Management, Inc., or Artesian Wastewater, and, effective January 14, 2022, Tidewater Environmental Services, Inc. dba Artesian Wastewater, or TESI, are maintained in accordance with the uniform system of accounts as prescribed by the Delaware Public Service Commission, or the DEPSC.  The accounting records of Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, are maintained in accordance with the uniform system of accounts as prescribed by the Pennsylvania Public Utility Commission, or the PAPUC.  The accounting records of Artesian Water Maryland, Inc., or Artesian Water Maryland, and Artesian Wastewater Maryland, Inc., or Artesian Wastewater Maryland, are maintained in accordance with the uniform system of accounts as prescribed by the Maryland Public Service Commission, or the MDPSC.  All these subsidiaries follow the provisions of Financial Accounting Standards Board, or FASB, ASC Topic 980, which provides guidance for companies in regulated industries. These regulated subsidiaries account for the majority of our operating revenue. See Note 18 (Business Segment Information) to our Consolidated Financial Statements for a full description of our segment information.

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

Allowance for Funds Used during Construction, or AFUDC, is a non-cash credit to income with a corresponding charge to utility plant that represents the cost of borrowed funds or a return on equity funds devoted to plant under construction.  Presented in the table below is AFUDC for the years ended December 31:

In thousands
	2023	2022	2021
AFUDC - Debt	$759	$435	$267
AFUDC - Equity	$1,243	$894	$556

Utility plant comprises:
In thousands
		December 31,
	Estimated Useful Life (In Years)	2023	2022
Utility plant at original cost
Utility plant in service-Water
Intangible plant	—	$140	$140
Source of supply plant	45-85	29,960	25,223
Pumping and water treatment plant	8-62	130,337	116,915
Transmission and distribution plant
Mains	81	370,977	338,368
Services	39	60,818	56,396
Storage tanks	76	40,933	34,567
Meters	26	30,318	29,720
Hydrants	60	18,980	17,751
General plant	5-31	67,317	65,632

Utility plant in service-Wastewater
Intangible plant	—	116	117
Treatment and disposal plant	21-81	67,789	66,178
Collection mains & lift stations	81	51,539	49,431
General plant	5-31	2,478	1,845

Property held for future use	—	4,028	4,489
Construction work in progress	—	23,724	34,213
		899,454	840,985
Less – accumulated depreciation		185,170	172,954
		$714,284	$668,031

Depreciation and Amortization

For financial reporting purposes, depreciation is recorded using the straight-line method at rates based on estimated economic useful lives, which range from 5 to 85 years. Composite depreciation rates for water utility plant were 2.13%, 2.16% and 2.17% for 2023, 2022 and 2021, respectively. In a rate order issued by the DEPSC, the Company was directed effective January 1, 1998, to begin using revised depreciation rates for utility plant. In rate orders issued by the DEPSC, Artesian Water was directed, effective May 28, 1991 and August 25, 1992, to offset depreciation recorded on utility plant by depreciation on utility property funded by Contributions in Aid of Construction, or CIAC, and Advances for Construction, or Advances, respectively.  This reduction in depreciation expense is also applied to outstanding CIAC and Advances.  Other deferred assets are amortized using the straight-line method over applicable lives, which range from 20 to 24 years.

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

Affiliated interest agreement deferred costs relate to the regulatory and administrative costs resulting from efforts necessary to secure water allocations in Artesian Water Pennsylvania’s territory for the provision of service to the surrounding area and interconnection to Artesian Water Pennsylvania’s affiliate regulated water utility Artesian Water.  These costs were specifically included for cost recovery pursuant to an Affiliated Interest Agreement between Artesian Water and Artesian Water Pennsylvania and were approved for recovery by the PAPUC and were reclassed from deferred costs to a regulatory asset in 2022.  Amortization of these deferred costs began in the fourth quarter of 2023.

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Deferred contract costs and other	5
Rate case studies	5
Delaware rate proceedings	3
Maryland rate proceedings	5
Debt related costs	15 to 30 (based on term of related debt)
Deferred costs affiliated interest agreement	20
Goodwill (resulting from acquisition of Mountain Hill Water Company in 2008)	50
Deferred acquisition costs (resulting from purchase of water assets in Cecil County, Maryland in 2011 and Port Deposit, Maryland in 2010)	20
Franchise Costs (resulting from purchase of water assets in Cecil County, Maryland in 2011)	80

Regulatory assets, net of amortization, comprise:

(in thousands)	December 31, 2023	December 31, 2022

Deferred contract costs and other	$209	$227
Rate case studies	136	57
Rate proceedings	385	—
Deferred income taxes	444	465
Debt related costs	4,322	4,682
Deferred costs affiliated interest agreement	1,110	1,114
Goodwill	258	266
Deferred acquisition and franchise costs	425	463
	$7,289	$7,274

Impairment or Disposal of Long-Lived Assets

Our long-lived assets consist primarily of utility plant in service and regulatory assets.  A review of our long-lived assets is performed in accordance with the requirements of FASB ASC Topic 360.  In addition, the regulatory assets are reviewed for the continued application of FASB ASC Topic 980.  The review determines whether there have been changes in circumstances or events that have occurred requiring adjustments to the carrying value of these assets.  FASB ASC Topic 980 stipulates that adjustments to the carrying value of these assets would be made in instances where the inclusion in the rate-making process is unlikely.  For the years ended December 31, 2023, 2022 and 2021, there was no impairment or regulatory disallowance identified in our review.

Goodwill

The Company records goodwill when the purchase price of a business combination exceeds the estimated fair value of net identified tangible and intangible assets acquired.  At December 31, 2023 and December 31, 2022, the Company had approximately $1.9 million of goodwill, respectively.  The $1.9 million of goodwill arose from the January 2022 acquisition of Tidewater Environmental Services, Inc.  Artesian Wastewater operates as the parent holding company of Tidewater Environmental Services, Inc. dba Artesian Wastewater, or TESI, and is a subsidiary of our Regulated Utility segment.  In accordance with the accounting guidance for testing goodwill for impairment, the Company performs an annual assessment.  In 2023, the Company used the optional qualitative assessment, "step zero", to identify and evaluate relevant events and circumstances to conclude whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill.   Relevant events and circumstances assessed included macroeconomic conditions, industry and market conditions, cost factors, financial performance, management and overall strategy.  After evaluating and weighing these relevant events and circumstances, it was concluded that there was no impairment of goodwill and it was not necessary to perform quantitative testing.

Other Deferred Assets

The investment in CoBank, which is a cooperative bank, is related to certain outstanding First Mortgage Bonds and is a required investment in the bank based on the underlying long-term debt agreements.  The settlement agreement receivable is related to the long-term portion of reimbursements due in years 2024 and 2025 as further discussed in Note 1 – Accounts Receivable.

Other deferred assets at December 31, net of amortization, comprise:

In thousands	2023	2022

Investment in CoBank	$5,882	$5,351
Settlement agreement receivable-long term	2,496	4,991
Other deferred assets	126	194
	$8,504	$10,536

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

For the years ended December 31, 2023 and December 31, 2022, Artesian Water received approximately $3.8 million and  $2.0 million, respectively, in grant funding from the State of Delaware, Delaware Department of Health and Social Services, Division of Public Health, or DPH, pursuant to grant agreements.  The grants were used by Artesian Water to cover the costs associated with certain construction projects.  The grant funds received under the grant agreements were recorded in accordance with the requirements under FASB ASC Topic 980, in Net contributions in aid of construction in the Consolidated Balance Sheets.  Pursuant to the grant agreements, Artesian Water is no longer eligible to receive grant funds under these grants.

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

Deferred settlement refunds consist of reimbursements from the Delaware Sand and Gravel Remedial Trust for Artesian Water’s past capital and operating costs, totaling approximately $10.0 million, related to the treatment costs associated with the release of contaminants from the Delaware Sand & Gravel Landfill Superfund Site in groundwater that Artesian Water uses for public potable water supply, pursuant to the Settlement Agreement.  Two installments for approximately $2.5 million each were paid in August 2022 and July 2023.  The remaining $5.0 million is due in two equal installments no later than July of 2024 and 2025.  Artesian Water received approval from the DEPSC in October 2022 to refund to its customers these reimbursements for past capital and operating costs.  The refund for the reimbursements will be applied to current and future customer bills in annual installments.  The first two refunds occurred in October 2022 and August 2023.  Future customer refunds will occur no later than August 2024 and August 2025.  The amount of the credit will be calculated by dividing the amount of the reimbursement by the number of eligible customers.  Beginning in 2022, Artesian Water began recording 2022 and future recovery of capital expenditures as Contributions in Aid of Construction and began recording expense recovery as an offset to operations and maintenance expense, with the intention that those recoveries will be available for inclusion and consideration in any future rate applications.  For a full discussion of the Settlement Agreement, refer to Note 17 – Legal Proceedings.  The deferred settlement refunds were $5.0 million and $7.5 million at December 31, 2023 and December 31, 2022, respectively.

Pursuant to the enactment of the Tax Cuts and Jobs Act, or TCJA, on December 22, 2017, the Company adjusted its existing deferred income tax balances to reflect the decrease in the corporate income tax rate from 34% to 21% (see Note 5 – Income Taxes) resulting in a decrease in the net deferred income tax liability of $24.3 million, of which $22.8 million was reclassified to a regulatory liability related to Artesian Water and Artesian Water Maryland. The regulatory liability amount is subject to certain Internal Revenue Service normalization rules that require the benefits to customers be spread over the remaining useful life of the underlying assets giving rise to the associated deferred income taxes.  On January 31, 2019, the DEPSC approved the amortization of the regulatory liability amount of $22.2 million over a period of 49.5 years beginning February 1, 2018, subject to audit at a later date.  In May 2022, the Company received a rate order from the DEPSC instructing the Company to continue amortizing the liability over a period of 49.5 years, subject to review in the Company’s next base rate filing.  The MDPSC has not issued a final order on the regulatory liability amount of $0.6 million regarding the effects of the TCJA on Maryland customers. The deferred income taxes, related to TCJA, were $20.7 million and $21.2 million at December 31, 2023 and December 31, 2022, respectively.

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

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  The Company establishes reserves for uncertain tax positions based upon management’s judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known.  The statute of limitations for the 2018 tax returns lapsed during the third quarter of 2022, which resulted in the reversal of the reserve in the amount of approximately $212,000.  The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense.  During the third quarter of 2022, the Company reversed approximately $10,000 in penalties and interest, leaving a zero balance. During 2023, the Company has accrued approximately $12,000 in penalties and interest related to positions taken on the 2022 corporate income tax return. The Company remains subject to examination by federal and state authorities for the tax years 2020 through 2023.

Investment tax credits were deferred through 1986 and are recognized as a reduction of deferred income tax expense over the estimated economic useful lives of the related assets.

Stock Compensation Plans

See Note 9 (Stock Compensation Plans) to our Consolidated Financial Statements for a full description of our stock compensation plans.

Revenue Recognition and Unbilled Revenues

See Note 2 (Revenue Recognition) to our Consolidated Financial Statements for a full description of our revenue recognition.

Leases

The Company has agreements for land easements and office equipment under operating leases.  Management makes certain estimates and assumptions regarding each lease agreement, renewal and amendment, including, but not limited to, discount rates and probable term, which can impact the escalations in payment that are taken into consideration when calculating the straight-line basis.  The amount of rent expense and income reported could vary if different estimates and assumptions are used.  Management also makes certain estimates and assumptions regarding the fair value of the leased property at lease commencement and the separation of lease and nonlease components.  See Note 3 (Leases) to our Consolidated Financial Statements for a full description of our leases.

Accounts Receivable

Accounts receivable are recorded at the invoiced amounts.  As set forth in a settlement agreement, Artesian Water will receive reimbursements from the Delaware Sand and Gravel Remedial Trust, or Trust, for Artesian Water’s past capital and operating costs, totaling approximately $10.0 million, related to the treatment costs associated with the release of contaminants from the Delaware Sand & Gravel Landfill Superfund Site, or Site, in groundwater that Artesian Water uses for public potable water supply.  Two installments for approximately $2.5 million each were paid in August 2022 and July 2023.  The remaining $5.0 million is due in two equal installments no later than July of 2024 and 2025.  In addition, the Trust shall reimburse Artesian Water for documented reasonable and necessary capital and operating costs after July 1, 2021 that Artesian Water incurs to treat contaminants of concern and of emerging concern.

A provision for expected credit loss is calculated as a percentage of total associated revenues based upon historical trends and adjusted for current and reasonable projections based upon expected economic conditions.  We mitigate our exposure to credit losses by discontinuing services in the event of non-payment; accordingly, the related provision for expected credit loss and associated bad debt expense has not been significant. The provision for expected credit loss was $0.3 million and $0.4 million at December 31, 2023 and December 31, 2022, respectively.  The corresponding expense for the years ended December 31, 2023 and 2022 was $0.1 million and $0.1 million, respectively, reported in Operating expenses – Utility and Non-utility operating expenses on the Company’s Consolidated Statements of Operations.The following table summarizes the changes in the Company’s accounts receivable balance:

	December 31,
In thousands	2023	2022	2021

Customer accounts receivable – water	$6,573	$5,981	$5,986
Customer accounts receivable – wastewater	513	482	1,326
Settlement agreement receivable – short term	2,747	2,532	—
Miscellaneous accounts receivable	1,236	3,781	786
Developer receivable	2,089	1,151	698
	13,158	13,927	8,796
Less provision for expected credit loss	328	416	429
Net accounts receivable	$12,830	$13,511	$8,367

The activities in the provision for expected credit loss are as follows:

	December 31,
In thousands	2023	2022

Beginning balance	$416	$429
Provision adjustments	92	146
Recoveries	48	28
Write off of uncollectible accounts	(228)	(187)
Ending balance	$328	$416

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

Inventories

Inventories consist of materials and supplies related to water and wastewater utility plant. These materials and supplies are used for new construction and repairs and are recorded at the purchase cost. Usage costs are determined by the first-in, first-out method.  The Company adjusts inventory value based on historical usage and forecasted demand.
NOTE 2 – REVENUE RECOGNITION

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

Artesian generates revenue from interim temporary rates.  In Delaware, utilities are permitted by law to place rates into effect, under bond, on a temporary basis, pending resolution of an application for a base rate increase by the DEPSC.  Temporary rate revenue is calculated as a percentage increase on tariff rates.  We recognize this revenue based on the same guidelines as noted above depending on whether the additional rate was applied to consumption revenue or fixed-fee revenue.  Until permanent rates are determined by the DEPSC, if it is probable that a refund of revenue associated with temporary rates will occur, a reserve would be recorded reducing revenue from temporary rates.  As of December 31, 2023 and December 31, 2022, no such reserve or reduction to revenue was recorded.

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

Artesian generates design and installation revenue for services related to the design and construction of wastewater infrastructure for a state agency under contract.  We recognize revenue from these services over time as services are performed using the percentage-of-completion method based on an input method of incurred costs (cost-to-cost).  These services are invoiced at the end of every month based on incurred costs to date.  As of December 31, 2023, there is no associated contract asset or liability.  There is no provision for expected credit loss or bad debt expense associated with this revenue.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by service type; all revenues are generated within a similar geographical location:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Tariff Revenue
Consumption charges	$49,051	$47,809	$47,924
Fixed fees	33,074	31,431	27,977
Service charges	682	597	579
DSIC	4,727	5,085	5,093
Metered wastewater services	602	649	—
Industrial wastewater services	1,851	1,853	675
Total Tariff Revenue	$89,987	$87,424	$82,248

Non-Tariff Revenue
Service line protection plans	$5,632	$5,020	$4,594
Contract operations	1,046	931	884
Design and installation	181	3,315	562
Inspection fees	424	326	341
Total Non-Tariff Revenue	$7,283	$9,592	$6,381

Other Operating Revenue	$1,591	$1,881	$2,230

Total Operating Revenue	$98,861	$98,897	$90,859

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Contract Assets – Tariff	$3,043	$2,618	$2,144

Deferred Revenue
Deferred Revenue – Tariff	$1,300	$1,231	$1,227
Deferred Revenue – Non-Tariff	539	438	287
Total Deferred Revenue	$1,839	$1,669	$1,514

For the year ended December 31, 2023, the Company recognized revenue of $1.2 million from amounts that were included in Deferred Revenue – Tariff at the beginning of the year and revenue of $0.3 million from amounts that were included in Deferred Revenue – Non-Tariff at the beginning of the year.  For the year ended December 31, 2022, the Company recognized revenue of $1.2 million from amounts that were included in Deferred Revenue – Tariff at the beginning of the year and revenue of $0.3 million from amounts that were included in Deferred Revenue – Non- Tariff at the beginning of the year.

The changes in Contract Assets and Deferred Revenue are primarily due to normal timing differences between our performance and customer payments.

Remaining Performance Obligations

As of December 31, 2023 and December 31, 2022, Deferred Revenue – Tariff is recorded net of contract assets within Unbilled operating revenues and represents our remaining performance obligations for our fixed fee water and wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of December 31, 2023 and December 31, 2022, Deferred Revenue – Non-Tariff is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services, contract water operation services and wastewater inspections, which are expected to be satisfied and associated revenue recognized within the next three months, approximately six years for the contract service revenue and one year for the SLP Plan revenue and inspection fee revenue, respectively.
NOTE 3 – LEASES

The Company leases land and office equipment under operating leases from non-related parties.  Our leases have remaining lease terms of 4 years to 73 years, some of which include options to automatically extend the leases for up to 66 years and are included as part of the lease liability and right of use assets as we expect to exercise the options.  Payments made under operating leases are recognized in the consolidated statement of operations on a straight-line basis over the period of the lease.  The annual lease payments for the land operating leases increase each year either by the most recent increase in the Consumer Price Index or by 3%, as applicable based on the lease agreements.  Periodically, the annual lease payment for one operating land lease is determined based on the fair market value of the applicable parcel of land.  None of the operating leases contain contingent rent provisions.  The commencement date of all the operating leases is the earlier of the date we become legally obligated to make rent payments or the date we may exercise control over the use of the land or equipment.  The Company currently does not have any financing leases and does not have any lessor leases that require disclosure.

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

In October 1997, Artesian Water entered into a 33-year operating lease for a parcel of land with improvements located in South Bethany, a municipality in Sussex County, Delaware.  The annual lease payments increase each year by the most recent increase in the Consumer Price Index for Urban Workers, CPI-U, as published by the U.S. Department of Labor, Bureau of Labor Statistics.  At each eleventh year of the lease term, the annual lease payment shall be determined based on the fair market value of the parcel of land.  Rental payments for 2023, 2022 and 2021 were $19,000, $19,000, and $17,000, respectively.  The future minimum rental payment as disclosed in the following table is calculated using CPI-U from August 2023 as well as the adjustment for an appraisal conducted in 2019 to determine the fair market value of the parcel of land.

In March 2023, Artesian Water entered into a 5-year operating lease for office equipment. The previous lease for office equipment expired in March 2022. The quarterly lease payments under both lease agreements remained fixed throughout the term of the lease.  Payments pursuant to the lease agreements  for 2023, 2022 and 2021 were $6,000, $5,000 and $19,000, respectively.

Rent expense for all operating leases except those with terms of 12 months or less comprises:

	For the Twelve Months Ended December 31,
(in thousands)
	2023	2022

Minimum rentals	$34	$32
Contingent rentals	—	—
	$34	$32

Supplemental cash flow information related to leases is as follows:

(in thousands)
	Twelve Months Ended	Twelve Months Ended
	December 31,	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$34	$32
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$506	$467

Supplemental balance sheet information related to leases is as follows:

(in thousands, except lease term and discount rate)
	December 31, 2023	December 31, 2022

Operating Leases:
Operating lease right-of-use assets	$506	$467

Other current liabilities	$9	$2
Operating lease liabilities	503	466
Total operating lease liabilities	$512	$468

Weighted Average Remaining Lease Term
Operating leases	58 years	61 years
Weighted Average Discount Rate
Operating leases	5.0%	5.0%

Maturities of operating lease liabilities that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2023 are as follows:

(in thousands)
Operating Leases
Year
2024	$35
2025	35
2026	35
2027	35
2028	29
Thereafter	1,429
Total undiscounted lease payments	$1,598
Less effects of discounting	(1,086)
Total lease liabilities recognized	512

As of December 31, 2023, we have not entered into finance leases that will commence at a future date.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Current Assets and Liabilities

For those current assets and liabilities that are considered financial instruments, the carrying amounts approximate fair value because of the short maturity of those instruments. Under the fair value hierarchy, the fair value of such financial instruments is classified as a Level 1.

Long-term Financial Liabilities

As of December 31, 2023 and December 31, 2022, all of the Company’s outstanding long-term debt interest rates were a fixed rate.  The fair value of the Company’s long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825. Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  Level 2 is valued using observable inputs other than quoted prices.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt (including current portion) are shown below:

In thousands	December 31,
	2023	2022
Carrying amount	$180,542	$177,622
Estimated fair value	162,720	155,425

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

NOTE 5 – INCOME TAXES

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

As of December 31, 2023, the Company has separate company state net operating loss carry-forwards aggregating approximately $15.7 million. Most of these net operating loss carry-forwards will not expire, with a negligible amount expiring in 2024. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized in the future. The valuation allowance increased to approximately $906,000 in 2023 from approximately $600,000 in 2022. Management believes that it is more likely than not that the Company will realize the benefit of these deferred tax assets, net of the valuation allowance.

Components of Income Tax Expense
In thousands	For the Year Ended December 31,
Federal income taxes	2023	2022	2021
Current	$1,946	$2,912	$2,144
Deferred	1,968	930	1,601
Total federal income tax expense	$3,914	$3,842	$3,745

	For the Year Ended December 31,
State income taxes	2023	2022	2021
Current	$1,016	$1,373	$1,216
Deferred	1,418	663	776
Total state income tax expense	$2,434	$2,036	$1,992

Reconciliation of effective tax rate:
	For the Year Ended December 31,
In thousands	2023	2023	2022	2022	2021	2021
	Amount	Percent	Amount	Percent	Amount	Percent
Reconciliation of effective tax rate
Income before federal and state income taxes	$23,047	100.0%	$23,876	100.0%	$22,564	100.0%

Amount computed at statutory rate	4,840	21.0%	5,014	21.0%	4,738	21.0%
Reconciling items
State income tax-net of federal tax benefit	1,918	8.3%	1,696	7.1%	1,600	7.1%
Regulatory liability adjustment	(449)	(1.9)%	(450)	(1.9)%	(451)	(2.0)%
Other	39	0.2%	(382)	(1.6)%	(150)	(0.7)%
Total income tax expense and effective rate	$6,348	27.6%	$5,878	24.6%	$5,737	25.4%

Deferred income taxes at December 31, 2023 and 2022 were comprised of the following:

	For the Year Ended December 31,
In thousands	2023	2022

Deferred tax assets related to:
State operating loss carry-forwards	$1,037	$922
Less: valuation allowance	(906)	(600)
Bad debt allowance	92	116
Stock options	47	47
Other	48	28
Total deferred tax assets	$318	$513

Deferred tax liabilities related to:
Property plant and equipment basis differences	$(56,012)	$(52,565)
Bond retirement costs	(982)	(1,058)
Property taxes	(624)	(609)
Other	(1,081)	(833)
Total deferred tax liabilities	$(58,699)	$(55,065)

Net deferred tax liability	$(58,381)	$(54,552)

Schedule of Valuation Allowance
	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
In thousands

Classification
For the Year Ended December 31, 2023 Valuation allowance for deferred tax assets	$600	$312	$6	$906
For the Year Ended December 31, 2022 Valuation allowance for deferred tax assets	$546	$54	$—	$600
For the Year Ended December 31, 2021 Valuation allowance for deferred tax assets	$493	$53	$—	$546

Under FASB ASC Topic 740, the Company establishes reserves for uncertain tax positions based upon management’s judgment as to the sustainability of these positions.  The Company reserved a liability related to the difference in the tax depreciation utilizing the half-year convention rather than the mid-quarter convention for 2018.

The following table provides the changes in the Company’s uncertain tax position:

	For the years ended December 31,
In thousands	2023	2022
Balance at beginning of year	$146	$202
Additions based on tax positions related to the current year	—	146
Additions based on tax positions related to prior years	12	10
Reductions for tax positions of prior years	—	—
Lapses in statutes of limitations	—	(212)
Balance at end of year	$158	$146

NOTE 6 – PREFERRED STOCK

As of December 31, 2023 and 2022, Artesian Resources had no preferred stock outstanding.  Artesian Resources has 100,000 shares of $1.00 par value Series Preferred stock authorized but unissued.

NOTE 7 – COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

The Class A Non-Voting Common Stock, or Class A Non-Voting Stock, of Artesian Resources trades on the Nasdaq Global Select Market under the symbol ARTNA.  The Class B Common Stock, or Class B Stock, of Artesian Resources trades on the Nasdaq’s OTC Bulletin Board under the symbol ARTNB.  The rights of the holders of the Class A Non-Voting Stock and the Class B Stock are identical, except with respect to voting.

Under Artesian Resources’ dividend reinvestment plan, which allows for reinvestment of cash dividends and optional cash payments, stockholders were issued approximately 8,000, 7,000 and 10,000 shares at fair market value for the investment of $381,000, $373,000 and $392,000 of their monies in the years 2023, 2022, and 2021, respectively.

NOTE 8 – DEBT

At December 31, 2023, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of December 31, 2023, there was $40.0 million of available funds under this line of credit.   The previous interest rate for borrowings under this line was the London Interbank Offered Rate, or LIBOR, plus 1.00%. The LIBOR rate for USD currency was discontinued as of June 30, 2023.  As a result, effective May 20, 2022, this line of credit agreement was amended to replace LIBOR with the Daily Secured Overnight Financing Rate, or SOFR.  The interest rate is a one month SOFR plus 10 basis points, or Term SOFR, plus an applicable margin of 0.85%, which was increased to 1.10% effective August 3, 2023.  Term SOFR cannot be less than 0.00%. This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 20, 2024 or any date on which Citizens demands payment.  The Company expects to renew this line of credit.

At December 31, 2023, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of December 31, 2023, there was $20.0 million of available funds under this line of credit.  The previous interest rate for borrowings under this line allowed the Company to select either LIBOR plus 1.50% or a weekly variable rate established by CoBank; the Company historically used the weekly variable interest rate.  In October 2022, this line of credit was amended to replace the previous interest rate options with a daily SOFR rate plus 1.45% option or a term SOFR rate plus 1.45% option that is locked in for either one or three months. The term of this line of credit expires on October 31, 2024. Artesian Water expects to renew this line of credit.
CoBank may make an annual patronage refund based on the average line of credit and loan volume outstanding in the prior year. The $20 million line of credit, the First Mortgage Bonds and the promissory note are with CoBank.  Patronage refunds earned by Artesian in 2023 and 2022 were $1.6 million and $1.5 million, respectively.

The weighted average interest rate on the lines of credit discussed above paid by the Company was 6.27% for the year ended December 31, 2023.  These lines of credit, as well as the long-term debt obligations shown below, require us to abide by certain financial covenants and ratios.  As of December 31, 2023, we were in compliance with these  financial covenants.

Long-term debt consists of:

	December 31,
In thousands	2023	2022
First mortgage bonds

Series R, 5.96%, due December 31, 2028	$25,000	$25,000
Series S, 4.45%, due December 31, 2033	6,000	6,600
Series T, 4.24%, due December 20, 2036	40,000	40,000
Series U, 4.71%, due January 31, 2038	25,000	25,000
Series V, 4.42%, due October 31, 2049	30,000	30,000
Series W, 4.43%, due April 30, 2047	30,000	30,000
	156,000	156,600

State revolving fund loans

3.57%, due September 1, 2023	—	102
3.64%, due May 1, 2025	228	373
3.41%, due February 1, 2031	1,415	1,577
3.40%, due July 1, 2032	1,445	1,590
1.187%, due November 1, 2041	588	617
1.187%, due November 1, 2041	690	724
1.187%, due November 1, 2041	1,075	1,128
2.00%, due February 1, 2043	828	846
2.00%, due February 1, 2043	1,143	974
2.00%, due June 1, 2043	1,002	1,044
2.00%, due June 1, 2043	1,022	—
2.00%, due February 1, 2044	2,696	—
2.00%, due January 1, 2043	1,000	—
	13,132	8,975

Notes Payable

Promissory Note, 5.12%, due December 30, 2028	$10,155	$10,478
Asset Purchase, 2.00%, due May 26, 2027	1,255	1,569
	11,410	12,047

Sub-total	180,542	177,622

Less: current maturities (principal amount)	2,235	2,003

Total long-term debt	$178,307	$175,619

Payments of principal amounts due during the next five years and thereafter:

In thousands	2024	2025	2026	2027	2028	Thereafter
First Mortgage bonds	$600	$600	$600	$600	$25,600	$128,000
State revolving fund loans	756	852	794	813	834	9,083
Asset Purchase-Contractual Obligation	314	314	314	313	—	—
Promissory note	565	480	505	532	559	7,514
Total payments	$2,235	$2,246	$2,213	$2,258	$26,993	$144,597

Substantially all of Artesian Water’s utility plant is pledged as security for our First Mortgage Bonds.  As of December 31, 2023, no other water utility plant has been pledged as security for loans.  Two parcels of land in Artesian Wastewater are pledged as security for the promissory note.

NOTE 9 – STOCK COMPENSATION PLANS

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

Compensation expenses for restricted stock awards were $254,000, $152,000 and $193,000 in 2023, 2022 and 2021, respectively.  Costs were determined based on the fair value on the dates of the awards and those costs were charged to income over the service periods associated with the awards.  As of December 31, 2023, there was $97,000 of unrecognized expense related to non-vested awards of restricted shares granted under the 2015 Plan.

There was no stock compensation cost capitalized as part of an asset.

The following summary reflects changes in the shares of Class A Non-Voting Stock under option:

	2023 Shares	2023 Weighted Average Exercise Price	2022 Shares	2022 Weighted Average Exercise Price	2021 Shares	2021 Weighted Average Exercise Price
Plan options
Outstanding at beginning of year	6,750	$21.86	83,000	$21.65	116,347	$20.90
Granted	—	—	—	—	—	—
Exercised	(6,750)	21.86	(76,250)	21.63	(33,347)	19.04
Expired	—	—	—	—	—	—
Outstanding at end of year	—	$—	6,750	$21.86	83,000	$21.65

Options exercisable at year end	—	$—	6,750	$21.86	83,000	$21.65

The total intrinsic value of options exercised during 2023, 2022 and 2021 were $137,000, $2,226,000 and $736,000, respectively. During 2023, we received $148,000 in cash from the exercise of options, with a $410,000 tax benefit realized for those options.

The following table summarizes information about employee and director stock options outstanding and exercisable at December 31, 2023:

Options Outstanding and Exercisable
Range of Exercise Price	Shares Outstanding at December 31, 2023	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$00.00	0	0 Years	$00.00	$0

As of December 31, 2023, there were no outstanding option shares.

The following summary reflects changes in the shares of Class A Non-Voting Stock Restricted Stock Awards (RSA):

	2023 Shares	2023 Weighted Average Grant Date Fair Value	2022 Shares	2022 Weighted Average Grant Date Fair Value	2021 Shares	2021 Weighted Average Exercise Price
Plan RSA’s
Outstanding at beginning of year	5,000	$45.58	5,000	$40.11	5,000	$35.01
Granted	5,000	54.88	5,000	45.58	5,000	40.11
Vested/Released	(5,000)	45.58	(5,000)	40.11	(5,000)	35.01
Cancelled	—	—	—	—	—	—
Unvested Outstanding at end of year	5,000	$54.88	5,000	$45.58	5,000	$40.11

Stock Options

No options were granted in 2023, 2022 or 2021.

Shares of Class A Non-Voting Stock have been reserved for future issuance under the 2015 Plan.

Stock Awards

On May 9, 2023, 5,000 shares of Class A Non-Voting Common Stock, or Class A Non-Voting Stock, were granted as restricted stock awards.  The fair value per share was $54.88, the closing price of the Class A Non-Voting Stock as recorded on the Nasdaq Global Select Market on May 9, 2023.  Prior to their release date, these restricted stock awards may be subject to forfeiture in the event of the recipient’s termination of service.

On May 3, 2022, 5,000 shares of Class A Non-Voting Stock, were granted as restricted stock awards.  The fair value per share was $45.58, the closing price of the Class A Non-Voting Stock as recorded on the Nasdaq Global Select Market on May 3, 2022.  These shares were fully vested and released one year after the grant date.

On May 4, 2021, 5,000 shares of Class A Non-Voting Stock were granted as restricted stock awards.  The fair value per share was $40.11, the closing price of the Class A Non-Voting Stock as recorded on the Nasdaq Global Select Market on May 4, 2021.  These shares were fully vested and released one year after the grant date.

As of December 31, 2023, there was $97,000 of total unrecognized expense related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.35 years, the remaining vesting period for the restricted stock awards.

The total intrinsic value of awards released during 2023 was approximately $272,600.
NOTE 10 – EMPLOYEE BENEFIT PLANS

401(k) Plan

Artesian Resources has a defined contribution 401(k) Salary Reduction Plan, or the 401(k) Plan, which covers substantially all employees.  Under the terms of the 401(k) Plan, Artesian Resources contributed 2% of eligible salaries and wages and matched employee contributions up to 6% of gross pay at a rate of 50%.  The 401(k) Plan also provides additional retirement benefits to full-time employees hired prior to April 26, 1994, allowing them to save for future retiree medical costs that will be paid by employees by providing additional cash resources to those employees upon a termination of employment or retirement to meet the cost of future medical expenses.  These eligible employees receive an additional contribution of 6% of eligible salaries and wages. The 401(k) Plan expenses, which include Company contributions and administrative fees, for the years 2023, 2022 and 2021, were approximately $1.4 million, $1.3 million and $1.2 million, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases

The Company’s leases are disclosed in Note 3 – Leases.

Easements

During 2003, Artesian Water Pennsylvania entered into a 40-year easement agreement to acquire an easement to access, operate, maintain, repair, improve, replace and connect Artesian’s water system to a well, including a parcel of land around the well. Management made certain estimates and assumptions regarding the separation of lease and non-lease components related to this easement agreement.  It was determined that the majority of this easement agreement contains non-lease components. Easement payments, including both lease and non-lease components, for 2023, 2022 and 2021 were $45,000, $43,000 and $42,000, respectively.

Artesian Wastewater entered into a perpetual agreement for the use of approximately 460 acres of land in Sussex County, Delaware for wastewater disposal.  Beginning November 2016, Artesian Wastewater was required to pay a minimum of $40,000 per year for the use of this land.  Once operations began in 2021, the monthly fee is based on the volume of wastewater disposed on the properties charged at a rate per one thousand gallons of wastewater, providing for a minimum monthly payment.  Payments for 2023, 2022 and 2021 were $126,000, $113,000, $65,000, respectively.  The agreement can be terminated by giving 180-day notice prior to the termination date.

Future minimum annual payments related to the easement agreements noted above for the years subsequent to 2023 are as follows:

In thousands
2024	$67
2025	47
2026	49
2027	50
2028	52
2029 through 2043	868
$1,133

Interconnections

Artesian Water has one water service interconnection agreement with a neighboring utility, Chester Water Authority.  The agreement is effective from January 1, 2022 through December 31, 2026, includes automatic five-year renewal terms, unless terminated by either party, and has a “take or pay” clause which required us to purchase water on a step down schedule through July 5, 2022, and now requires us to purchase a minimum of 0.5 million gallons per day.  Rates charged under this agreement are subject to change with notice.

Artesian Water Maryland has one interconnection agreement with the Town of North East that has a “take or pay” clause requiring us to purchase a minimum of 35,000 gallons per day.  The agreement extends through June 2024. The agreement includes two automatic 5-year renewal terms, unless terminated by either party.

The minimum annual purchase commitments for all interconnection agreements for 2024 through 2028, calculated at the noticed rates, are as follows:

In thousands
2024	$870
2025	881
2026	881
2027	57
2028	57
$2,746

Expenses for purchased water were $1.3 million, $1.8 million and $4.3 million for 2023, 2022 and 2021, respectively.

Other Commitments

In April 2021, Artesian Water entered into a 3-year agreement with Worldwide Industries Corporation effective July 1, 2021 to paint elevated water storage tanks.  Pursuant to the agreement, the total expenditure for the three years was $1.2 million. In September 2022, this agreement was amended to paint an additional elevated water storage tank and to extend the term of the agreement for an additional year.  Pursuant to the amended agreement, the total expenditure for the four years is $2.2 million. Tank painting expense for 2023, 2022 and 2021 was $689,000, $531,000, and $222,000, respectively.

Budgeted mandatory utility plant expenditures, due to planned governmental highway projects, which require the relocation of Artesian Water’s water service mains, expected to be incurred in 2024 through 2026 are as follows:

In thousands
2024	$8,200
2025	8,500
2026	8,550
$25,250

The exact timing and extent of these relocation projects is controlled primarily by the Delaware Department of Transportation.

NOTE 12 – GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide regulated water utility service to customers within their established service territory in all three counties of Delaware and in portions of Maryland and Pennsylvania, pursuant to rates filed with and approved by the DEPSC, the MDPSC and the PAPUC. As of December 31, 2023, Artesian Water was serving approximately 95,900 customers, Artesian Water Maryland was serving approximately 2,600 customers and Artesian Water Pennsylvania was serving approximately 40 customers.

Artesian Wastewater and TESI provide regulated wastewater utility service to customers within their established service territory in Sussex County, Delaware pursuant to rates filed with and approved by the DEPSC.  The number of wastewater customers served more than doubled following the acquisition of TESI in January 2022.  As of December 31, 2023, Artesian Wastewater and TESI were serving approximately 8,100 customers combined including one large industrial customer.

NOTE 13 – REGULATORY PROCEEDINGS

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
• The DEPSC regulates Artesian Water, Artesian Wastewater, and TESI.
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

Artesian Water filed an initial request with the DEPSC on April 28, 2023, further supplemented with a request filed on November 30, 2023, to implement new rates to meet a requested increase in revenue of 22.66%, or approximately $16.7 million, on an annualized basis.  The actual effective increase is less than 22.66% since Artesian Water has been permitted to recover specific investments made in infrastructure through the assessment of a 7.50% DSIC.  Since the DSIC rate is set to zero when temporary rates are placed into effect, customers would experience an incremental increase of 15.16%, the net of the overall 22.66% increase less the DSIC rate of 7.50% currently in effect, if the requested increase is granted in full by the DEPSC.  The new rates are designed to support Artesian Water’s ongoing capital improvement program and to cover increased costs of operations, including chemicals and electricity for water treatment, water quality testing, fuel, taxes, interest, labor and benefits.  In accordance with applicable Delaware law, Artesian Water is permitted to implement a temporary base rate increase of 15% of gross water sales on an annual basis or $2.5 million, whichever is lower, 60 days after the application is filed.  Since Artesian Water had DSIC surcharges in excess of the allowable temporary increase and imposing the temporary increase would have require DSIC to be reset to zero, Artesian Water elected not to request the initial temporary rate increase.  However, since the application was not resolved within the seven-month statutory timeframe, in accordance with applicable Delaware law, Artesian Water is permitted a temporary base rate increase of up to 15% of gross water sales on an annual basis. Artesian Water filed an interim rates application, which was approved, to place into effect on November 28, 2023 a temporary base rate increase of 15% of gross water sales on an annual basis and reducing the 7.5% DSIC rate to zero, with such interim rates subject to refund, until permanent rates are determined by the DEPSC.  As of December 31, 2023, no amounts were held in reserve related to the temporary base rate increase.  Artesian Water’s last comprehensive application for an increase in base rate charges was filed in April 2014.

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

The rate reflects the eligible plant improvements installed through April 30, 2019.  The January 1, 2021 rate was reset to zero when temporary rates were placed into effect on November 28, 2023 and is subject to periodic audit by the DEPSC.   For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, we earned approximately $4.7 million, $5.1 million and $5.1 million in DSIC revenue, respectively.

NOTE 14 – NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards. The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Year
	Ended December 31,
	2023	2022	2021
	(in thousands)

Weighted average common shares outstanding during the period for basic computation	$10,018	$9,462	$9,394
Dilutive effect of employee stock options	4	19	32
Weighted average common shares outstanding during the period for diluted computation	$10,022	$9,481	$9,426

For the years ended 2023, 2022 and 2021 no shares of restricted stock awards were excluded from the calculations of diluted net income per share. Due to unrecognized compensation costs, the hypothetical repurchase of shares exceeded the number of restricted shares expected to vest during the period, creating an anti-dilutive effect. For the years ended 2023, 2022 and 2021, no stock options were excluded from the calculations of diluted net income per share.

The Company has 15,000,000 authorized shares of Class A Non-Voting Stock, and 1,040,000 authorized shares of Class B Stock. As of December 31, 2023, 9,404,311 shares of Class A Non-Voting Stock and 881,452 shares of Class B Stock were issued and outstanding. As of December 31, 2022, 8,621,415 shares of Class A Non-Voting Stock and 881,452 shares of Class B Stock were issued and outstanding. As of December 31, 2021, 8,532,795 shares of Class A Non-Voting Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share.

Equity per common share was $23.00, $19.86, and $18.94 at December 31, 2023, December 31, 2022, and December 31, 2021, respectively. These amounts were computed by dividing common stockholders’ equity by the number of weighted average shares of common stock outstanding on December 31, 2023, December 31, 2022, and December 31, 2021, respectively.

NOTE 15 – COMMON STOCK OFFERING

On May 23, 2023, the Company completed the sale of 695,650 shares of its Class A Non-Voting Stock, par value $1.00 per share, at a price to the public of $50 per share.  The net proceeds to the Company from the offering, after deducting the underwriting discounts and commissions and other offering costs, were approximately $33.0 million.  The Company also granted the underwriter a 30-day option to purchase up to an additional 104,348 shares of Class A Non-Voting Stock at the public offering price, less the underwriting discount.  On June 16, 2023, the underwriter exercised its over-allotment option to purchase 67,689 shares of Class A Non-Voting Stock at the public offering price.  The net proceeds to the Company resulting from the exercise of the over-allotment option, after deducting the underwriting discounts and commissions and other offering costs, were approximately $3.2 million.  All of the shares of Class A Non-Voting Stock sold in the offering were offered by the Company.

The proceeds from both the initial offering and the over-allotment option were used to repay short-term borrowings through our lines of credit with Citizens Bank and CoBank, incurred primarily to finance capital expenditures, including investment in utility plant and equipment, and other general corporate purposes.

NOTE 16 – BUSINESS COMBINATIONS

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

The results of operations for the years ended December 31, 2023 and December 31, 2022 related to the business acquired are included in the Company’s consolidated statements of operations.

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

Several of the water systems of Artesian Resources’ subsidiaries are eligible claimants in two multi-district litigation, or MDL, class action settlements designed to resolve Claims for PFAS contamination in Public Water Systems’ Drinking Water, as those terms are defined in the respective Agreements (the “Settlements”), which are with two groups of settling defendants on behalf of: (1) the 3M company (“3M”); and (2) E.I. Du Pont de Nemours and Company (n/k/a Eidp, Inc.), Dupont de Nemours Inc., The Chemours Company, The Chemours Company FC, LLC, and Corteva, Inc. (collectively, “Dupont”).  Both of these Settlements are designed to resolve Claims for PFAS contamination in Public Water Systems’ Drinking Water, as those terms are defined in the respective Agreements.  Both of the proposed Settlements are still subject to final approval by the MDL Judge, the honorable Richard M. Gergel of the United States District Court for the District of South Carolina.  Artesian Resources’ eligible systems have remained in the multi-district litigation class action settlements with 3M and DuPont, having elected not to opt out in advance of the opt-out deadline.  The amount of any recovery, if any, by Artesian Resources’ subsidiaries is uncertain.

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

NOTE 18 –  BUSINESS SEGMENT INFORMATION

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

The accounting policies of the operating segments are the same as those described in Note 1-Summary of Significant Accounting Policies.  The Regulated Utility segment includes inter-segment costs related to leased office space provided by one non-utility business, calculated on the lower of cost or market method, which are eliminated to reconcile to the Consolidated Statements of Operations.  The Regulated Utility segment also allocates certain corporate costs to the non-utility businesses.  The measurement of depreciation, interest, and capital expenditures are predominately related to our Regulated Utility segment.  These amounts in our non-utility business are negligible and account for approximately less than 1% of consolidated amounts as of December 31, 2023, December 31, 2022, and December 31, 2021.

In thousands
	Years Ended December 31,
	2023	2022	2021
Revenues:
Regulated Utility	$92,228	$89,818	$85,016
Other (non-utility)	6,877	9,248	5,996
Inter-segment elimination	(244)	(169)	(153)
Consolidated Revenues	$98,861	$98,897	$90,859

Operating Income:
Regulated Utility	$21,246	$22,411	$20,950
Other (non-utility)	1,200	1,495	1,344
Consolidated Operating Income	$22,446	$23,906	$22,294

Income Taxes:
Regulated Utility	$5,216	$5,091	$5,146
Other (non-utility)	1,132	787	591
Consolidated Income Taxes	$6,348	$5,878	$5,737

Assets:
Regulated Utility	$760,339	$713,113
Other (non-utility)	6,493	6,678
Consolidated Assets	$766,832	$719,791

NOTE 19 – IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the FASB issued amended guidance for improvements to reportable segment disclosures.  The amendments in this update require the Company to disclose significant segment expenses that are regularly provided to the chief operating decision makers, or CODM’s, and are included within each reported measure of segment operating results.  The standard also requires the Company to disclose the total amount of any other items included in segment operating results which were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items.  In addition, the standard also requires disclosure of the CODM’s, title and position, as well as detail on how the CODM uses the reported measure of segment operating results to evaluate segment performance and allocate resources.  The standard also aligns interim segment reporting disclosure requirements with annual segment reporting disclosure requirements.  The Company will adopt the standard effective with our December 31, 2024 year end reporting and the standard will be effective for interim reporting periods in fiscal years beginning after December 15, 2024, with early adoption permitted.  The standard requires retrospective application to all prior periods presented.  While the standard requires additional disclosures related to the Company’s reportable segments, management does not expect the standard to have an impact on the Company’s results of operations or cash flows due to the adoption of this guidance.

In December 2023, FASB issued amended guidance on Income Taxes: Improvements to Income Tax.  The amendments require the Company to provide further disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes.  The standard also requires the Company to annually disclose its income taxes paid (net of refunds received), disaggregated by jurisdiction.  The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted.  The standard is to be applied on a prospective basis, although optional retrospective application is permitted.  While the standard will require additional disclosures related to the Company’s income taxes, management does not expect the adoptions of this guidance to have an impact on the Company’s results of operations or cash flows due to the adoption of this guidance.

In March 2024, the SEC passed rule changes that will require registrants to provide certain climate-related information in their registration statements and annual reports.  The new rules enhance and standardize climate-related disclosures in an effort to provide investors with more consistent, comparable and reliable information about the impact of climate-related risks on registrants.  The rules require disclosure of greenhouse gas (GHG) emissions in annual reports and registration statements  Additionally, all registrants would be required to provide numerous climate-related disclosures within their financial statements and elsewhere in their filings.  The Company is currently evaluating the impact of the rule changes.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Artesian Resources Corporation
Newark, Delaware

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition – Water Sales

As indicated in Note 2 to the consolidated financial statements, water sales revenue consists of tariff contract revenues from the sale of water, fixed fees for water services, and Distribution System Improvement Charges, or DSIC, billed to customers at rates outlined in the Company's tariffs. The Company recognizes revenues from the sale of water, and fixed fees for water services over time as water is consumed and as the customers simultaneously receive and consume the benefits of the Company remaining ready to provide them water services, respectively. DSIC revenue is a surcharge applied to tariff rates, and the Company recognizes DSIC revenue depending on whether the surcharge was applied to water consumption revenue or fixed-fee revenue. As indicated in the consolidated statements of operations, the Company recorded $80 million of water sales revenue for the year ended December 31, 2023.

We identified the recognition of water sales as a critical audit matter due to the large volume of customers and transactions. The principal consideration for our determination is the increased extent of auditor effort involved in performing procedures and evaluating audit evidence related to the Company’s water sales revenue recognition.

The primary procedures we performed to address this critical audit matter included:

•	Testing a sample of revenue transactions by obtaining and inspecting source documents such as invoices, cash receipts, approved tariff rates and recalculating the revenue recognized.
•	Testing a sample of revenue transactions to verify that the customer’s property is located within the Company’s approved service territory.
•	Performing analytical procedures to reconcile cash received from customers to revenue recognized.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2005.

Wilmington, Delaware
March 18, 2024

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

(b)  Management’s Annual Report on Internal Control Over Financial Reporting

The Management of Artesian Resources Corporation is responsible for establishing and maintaining adequate internal control over its financial reporting.  Artesian Resources Corporation’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Artesian Resources Corporation’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013).”  Based on this assessment, Management determined that at December 31, 2023, the Corporation’s internal control over financial reporting was effective.

(c)  Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Date: March 18, 2024

CHIEF EXECUTIVE OFFICER:	CHIEF FINANCIAL OFFICER:

/s/ DIAN C. TAYLOR	/s/ DAVID B. SPACHT
Dian C. Taylor	David B. Spacht

ITEM 9B. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended December 31, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Dian C. Taylor	78
Biography: Director since 1991 - Chair of the Board of Directors of the Company, or the Board, since July 1993, and Chief Executive Officer of Artesian Resources Corporation and its subsidiaries since September 1992.  Ms. Taylor has been employed by the Company since August 1991.  Prior to joining the Company, Ms. Taylor had extensive marketing and small business ownership experience.  She was formerly a consultant to the Small Business Development Center at the University of Delaware from February 1991 to August 1991 and Owner and President of Achievement Resources Inc. from 1977 to 1991.  Achievement Resources, Inc. specialized in strategic planning, marketing, entrepreneurial and human resources development consulting. Ms. Taylor was a marketing director for SMI, Inc. from 1982 to 1985. Ms. Taylor is the aunt of John R. Eisenbrey, Jr. and Nicholle R. Taylor. She serves on the Budget and Finance Committee.

Qualifications:  Ms. Dian Taylor has over 30 years of experience as Chief Executive Officer and President of the Company, during which the Company has continuously grown. Ms. Taylor has extensive knowledge of the complex issues facing smaller companies and prior strategic planning expertise. Ms. Taylor has served as President of the National Association of Water Companies, a trade organization of the investor-owned water utility industry. Ms. Taylor also has served as a Commissioner for the Delaware River and Bay Authority, on the Delaware Economic and Financial Advisory Council, as a Regional Advisory Board Member for Citizens Bank, on the Board of Governors of the Delaware State Chamber of Commerce, on the Executive Committee of the Delaware Business Round Table, American Heart Association, Committee of 100 and the Delaware Council on Economic Education, and as a Trustee of the Delaware Grand Opera and the Christiana Care Hospital. . The Board views Ms. Taylor’s experience with various aspects of the utility industry and her demonstrated leadership roles in business and community activities as important qualifications, skills, and experiences for the Board’s conclusion that Ms. Taylor should serve as a director of the Company.

Kenneth R. Biederman Ph. D.	80
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

John R. Eisenbrey, Jr.	68
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

Qualifications:  The Board has determined that Mr. Eisenbrey’s hands-on experience as a business owner in one of our primary geographic regions qualifies him to be a member of the Board.  For more than 40 years, Mr. Eisenbrey has been the Owner and President of a privately held contracting firm providing fire sprinkler protection installations for businesses throughout the Delmarva Peninsula.  Mr. Eisenbrey is a past President of the Delaware Contractors Association.  Mr. Eisenbrey’s operating business background provides experience with operational, technical, and regulatory matters also applicable to our water business.

Michael Houghton, Esq.	67
Biography:  Director appointed September 2018 – Mr. Houghton retired as of January 1, 2022 as Partner from the law firm of Morris Nichols Arsht & Tunnell in Wilmington, Delaware and continued as special counsel to the firm until September 30, 2023. He was admitted to practice law in Delaware in 1982, before the U.S. District Court for the District of Delaware in 1983 and before the U.S. Court of Appeals for the Third Circuit in 1985.  He served a clerkship with the Delaware Court of Chancery in 1982-1983.  Mr. Houghton’s legal expertise involves the representation of governmental entities, such as the Delaware River & Bay Authority.  He has also represented banks, trust companies, insurance companies and public utilities in commercial transactions and before regulatory authorities and state, county, and local governments and in legislative and public policy matters before Delaware government.  Mr. Houghton has also advised numerous entities, including Fortune 500 companies, on unclaimed property issues and has represented numerous companies in connection with unclaimed property audits and voluntary disclosure matters.  He has been selected for inclusion in The Best Lawyers in America from 2009-2023.  Mr. Houghton is a member of the Board of Governors of the Delaware State Chamber of Commerce and the Boards of the Delaware Public Policy Institute and the Rockefeller Trust Company of Delaware. Mr. Houghton is also a member of the Delaware Heritage Commission.  He is a past member of the Pete du Pont Freedom Foundation, the Board of the Delaware Bar Foundation, a Trustee of the Uniform Law Foundation, a Past President of the Delaware State Bar Association and a Past President the National Conference of Commissioners on Uniform State Laws.  He was appointed in 2017 by Delaware Governor John Carney to serve as Chair of the Delaware Economic and Financial Advisory Council and in 2023 to the Delaware Marijuana Appeals Commission and the Delaware Environmental Appeals Board.  He serves on the Audit and Compensation Committees.

Qualifications: Mr. Houghton’s legal and regulatory experience and extensive involvement in Delaware legislative and public policy matters are attributes that provide valuable insight and benefit as the Company continues its growth in Delaware.  The Board has determined that Mr. Houghton’s more than 40 years of experience makes him well qualified to serve on the Board.

Nicholle R. Taylor	56
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

Qualifications:  Ms. Nicholle Taylor has over thirty years of experience with the Company in a variety of field, office, and managerial positions.  The Board has determined that the range of her experience across various company functions gives her a clear perception of how the Company operates, thus enhancing the Board’s ability to know the Company’s current capabilities and limitations, and qualifies her to serve as a director.  Ms. Taylor serves on the Board of Directors of the National Association of Water Companies, a trade organization of the investor-owned water utility industry.  Ms. Taylor also currently serves on the Board of Directors of the Committee of 100, which is a business organization that promotes responsible economic development in the state of Delaware.  In 2019, Ms. Taylor was appointed to the Board of Directors of the Delaware Nature Society, a non- profit organization dedicated to connecting people with the natural world to improve the environment through education, advocacy, and conservation.

Pierre A. Anderson	45
Chief Information Officer and Senior Vice President of Artesian Resources Corporation and its subsidiaries since May 19, 2021.  Mr. Anderson previously served as Vice President of Information Technologies of Artesian Resources Corporation and its subsidiaries from May 2012 to May 2021, Director of Information Technologies from April 2008 to May 2012, and Manager of Information Technologies from December 2006 to April 2008.  Prior to joining the Company, Mr. Anderson was employed by the Christina School District as Manager, Project & Support Services.  From 2000 to 2005, while with MBNA (now Bank of America), he served in several information technology roles.  He received his Bachelors of Science degree in Computer Science from Delaware State University and both an Masters of Business Administration and Masters of Science in Information Systems & Technology Management from the University of Delaware’s Lerner College of Business & Economics.

Mr. Anderson serves on the Boards of Easterseals of Delaware & Maryland’s Eastern Shore (Vice Chair), Delaware State Chamber of Commerce, University of Delaware’s Lerner College Alumni, Bancroft Construction Company, and the Delaware Economic & Forecasting Advisory Council (DEFAC).

Joseph A. DiNunzio, CPA, CGMA	61
Executive Vice President and Secretary of Artesian Resources Corporation and Subsidiaries since May 2007 and President of Artesian Water Maryland, Inc. since May 2017.  Mr. DiNunzio previously served as Senior Vice President and Secretary since March 2000 and as Vice President and Secretary since January 1995.  He served as Secretary of Artesian Resources Corporation and Subsidiaries from July 1992 to January 1995.  Prior to joining Artesian in 1989, Mr. DiNunzio was employed by PriceWaterhouseCoopers LLP.  He earned a Bachelor of Science in Commerce, with concentration in accounting, from the McIntire School of Commerce at the University of Virginia.

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

Courtney A. Emerson, Esq.	40
General Counsel of Artesian Resources Corporation and its subsidiaries since August 2021 and Assistant Secretary of Artesian Resources Corporation and its subsidiaries since November 2022.  Prior to joining Artesian in 2021, Ms. Emerson practiced law at Fox Rothschild LLP.  She previously served as an emergency manager for the State of Delaware for nearly a decade and was an educator at a multinational bank.  She earned her J.D. from the Delaware Law School of Widener University and her B.S. in Political Science from the University of Delaware.

Ms. Emerson has served as Vice Chair of the Environmental Section of the Delaware State Bar Association, as Vice Chair of the American Bar Association’s Disaster Legal Services Team, and as Vice President of the University of Delaware Alumni Lawyers Society.   She is a member of the General Counsel Section of the National Association of Water Companies, the American Bar Association, the Delaware State Bar Association, and the Committee of 100.

Jennifer L. Finch, CPA	55
Senior Vice President of Finance & Corporate Treasurer of Artesian Resources Corporation & Subsidiaries since November 2020.  Prior to that, Ms. Finch was the Assistant Treasurer and Vice President of Finance.  Ms. Finch is responsible for the oversight of all aspects of accounting and tax‐related matters, corporate financing, and serves as the principal accounting officer.

Prior to joining Artesian in 2008, Ms. Finch held various accounting positions for Handler Corporation, a homebuilder and developer located in Wilmington, Delaware, where she worked for 14 years.  She also worked four years for a local certified public accounting firm and has more than 30 years of accounting, auditing, and tax experience.  Ms. Finch is a member of the American Institute of Certified Public Accountants and the Delaware Society of Certified Public Accountants.

Raymond T. Kelly, CPA, CISA	39
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

Mr. Kelly earned both a Bachelor of Science in Computer Science and Business and a Bachelor of Science in Business and Economics from Lehigh University. He is a Certified Public Accountant, a Certified Information Systems Auditor, and a Chartered Global Management Accountant. He serves on the Program Committee of the Boys & Girls Club of Delaware and is a member of the American Institute of Certified Public Accountants.

Daniel W. Konstanski	39
Mr. Konstanski is a Board Certified, Professional Engineer with 19 years of experience in the water and wastewater industry. He joined Artesian Resources Corporation in March of 2014 as a Senior Engineer, was appointed Manager of Engineering in 2019 and was named Vice President of Engineering in October of 2022. Mr. Konstanski is responsible for managing and overseeing the Engineering Department’s operation and staff as well as directly managing capital projects.  His team includes engineers, project managers and subject matter experts who shepherd, analyze, and manage Artesian’s extensive water and wastewater assets including treatment, pipeline hydraulics, system modeling, pumped networks, and regulatory matters. During his time at Artesian, Mr. Konstanski has managed the permitting, design and construction of multiple new water and wastewater treatment plants as well as renovations of numerous existing facilities, overseen the development of state-of-the-art digital models for both the water and wastewater systems, led efforts to increase self-sufficiency by hundreds of millions of gallons per year and provided input on Artesian’s purchase of multiple additional water and wastewater systems.

David B. Spacht	64
Chief Financial Officer of Artesian Resources Corporation and its subsidiaries since January 1995 and President of Artesian Wastewater Management, Inc. since August 2019.  Mr. Spacht joined the Company in 1980 and has held various executive and management level positions.  Mr. Spacht has worked closely with the Public Service Commission for over 40 years on developing rates and regulations in Delaware. He has also worked closely with the Maryland Public Service Commission developing rates and regulations as a result of filing for acquisitions. He was selected by the National Association of Regulatory Utility Commissioners Subcommittee on Education as an instructor for their semi-annual course on rate making.

Mr. Spacht is a member of several national and local organizations, including the National Association of Water Companies, having served on their Finance Committee for 32 years and most recently in 2015 joining the Rate and Regulatory Committee; the American Water Works Association; the National Association of Regulatory Utility Commissioners; the International Organization of Management Accountants; and Special Olympics Delaware.

John M. Thaeder	65
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

In accordance with the provisions of the Company's By-laws, the Board is divided into three classes. Members of each class serve for three years and one class is elected each year to serve a term until his or her successor shall have been elected and qualified or until earlier resignation or removal.  Dr. Kenneth R. Biederman and Mr. Michael Houghton have been nominated for election to the Board at the Annual Meeting of stockholders to be held May 7, 2024.

The Board, which met nine times in 2023, has established four standing committees: the Audit Committee, the Compensation Committee, the Budget and Finance Committee, and the Governance and Nominating Committee. Information with respect to the Audit, Compensation and Governance and Nominating Committees is set forth below. In addition, the charter for each of the four standing committees of the Board is available on our website, www.artesianwater.com.

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

Communications with Directors

Any stockholder wishing to communicate with a director may do so by contacting the Company’s Secretary, which will pass to the director written, e-mail or phone communications.  The Board has authorized the Secretary to screen frivolous or unlawful communications or commercial advertisements.  You may reach the Secretary at Artesian Resources Corporation, 664 Churchmans Road, Newark, DE 19702.

Director Compensation

In May 2023, each independent director received an annual retainer fee of $95,000, to be paid quarterly.  Dian C. Taylor and Nicholle R. Taylor received annual retainer fees of $67,000, to be paid quarterly.  Directors do not receive any additional meeting fees. William Wyer is serving as Director Emeritus and receives $3,750 for each standing quarterly Board meeting he attends.

In 2023, our directors, other than Dian C. Taylor and Nicholle R. Taylor, whose fees as director are included in the Summary Compensation Table, received the following compensation:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All other Compensation ($)	Total ($)
Kenneth R. Biederman	95,000	54,880	---	149,880
John R. Eisenbrey, Jr.	95,000	54,880	---	149,880
Michael Houghton	95,000	54,880	---	149,880
William C. Wyer (2)	7,500	N/A	---	7,500

1)
On May 9, 2023, each director, received a restricted stock award of 1,000 shares of Class A Non-Voting Stock.  The fair market value per share was $54.88, the closing price of the Class A Non-Voting Stock as recorded on the Nasdaq Global Select Market on May 9, 2023.  The restricted shares vest one year from the date of grant.  There were no outstanding option shares outstanding for Independent Directors at December 31, 2023.  The number of restricted shares outstanding at December 31, 2023 for each director is:.

	Option Shares Outstanding at December 31, 2023	Restricted Shares Outstanding at December 31, 2023
Kenneth R. Biederman	---	1,000
John R. Eisenbrey, Jr.	---	1,000
Michael Houghton	---	1,000

2)
Willam Wyer concluded his last three-term year as Director on May 4, 2022. Upon his retirement from the Board, in light of his substantial contributions to the Company and the Board's interest in continuing to benefit from Mr Wyer's experience, the Board appointed Mr. Wyer to the honorary role of Director Emeritus. As Director Emeritus, Mr. Wyer  is invited to attend meetings of the Board, but is not considered a Director of the Company and is not entitled to vote on any matter presented to the Board.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2023, the members of our Compensation Committee were Kenneth R. Biederman, John R. Eisenbrey, Jr. and Michael Houghton.  None of our executive officers serves as a director or as a member of the compensation committee, or any other committee serving an equivalent function, of any entity that has one or more of its executive officers serving as members of our Compensation Committee or as a director of our Board.  No member of our Compensation Committee has ever been our employee.

Independence

In 2023, the Board of Directors determined that Messrs. Biederman, Eisenbrey and Houghton, a majority of the Board, met the independence requirements prescribed by the listing standards of the Nasdaq Global Select Market.

Audit Committee

The Audit Committee reviews the procedures and policies relating to the internal accounting procedures and controls of the Company, and provides general oversight with respect to the accounting principles employed in the Company's financial reporting.  As part of its activities, the Audit Committee meets with representatives of the Company's management and independent accountants.  The Audit Committee has considered the extent and scope of non-audit services provided to the Company by its outside accountants and has determined that such services are compatible with maintaining the independence of the outside accountants. The Audit Committee appoints and retains the Company's independent accountants.  The Audit Committee consists of Kenneth R. Biederman, John R. Eisenbrey, Jr. and Michael Houghton, three independent directors.  The Board has also determined that each member of the Audit Committee meets the independence requirements prescribed by the listing standards of the Nasdaq Global Select Market and the rules and regulations of the Securities and Exchange Commission.  The Board has further determined that Mr. Biederman, a member of the Audit Committee, is an "audit committee financial expert" as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the Securities and Exchange Commission. During 2023, the Audit Committee met five times.

Compensation Committee

The Compensation Committee reviews the compensation and benefits provided to key management employees, officers and directors and makes recommendations as appropriate to the Board.  The Compensation Committee also determines whether and what amounts should be granted under the 2015 Equity Compensation Plan, or the 2015 Plan, and may make recommendations for amendments to the 2015 Plan.  The Compensation Committee is comprised of Kenneth R. Biederman, John R. Eisenbrey, Jr. and Michael Houghton, three independent directors.  The Board of Directors has also determined that each member of the Compensation Committee meets the independence requirements prescribed by the listing standards of the Nasdaq Global Select Market and the rules and regulations of the Securities and Exchange Commission.  During 2023, the Compensation Committee met four times.

Consideration of Director Candidates

The Governance and Nominating Committee is comprised of Kenneth R. Biederman, John R. Eisenbrey, Jr. and Michael Houghton, three independent directors.  As part of the formalized nominating procedures, the committee makes recommendations for director nominations to the full Board.  Director candidates nominated by stockholders are considered in the same manner, provided the nominations are submitted to the Secretary and copied to the Chairman of the committee on a timely basis and in accordance with the Company's By-laws.  Nominations for the election of directors for the 2024 Annual Stockholders' Meeting were approved by the Governance and Nominating Committee on January  29, 2024.

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

Board Diversity Matrix (As of March 1, 2024)
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

The Compensation Committee engaged Pearl Meyer & Partners as a compensation consultant during the years 2022 and 2023 to provide it with independent advice on executive compensation matters.  The following peer group was utilized:  American States Water Company; Chesapeake Utilities Corporation; Consolidated Water Company Ltd.; Fluence Corporation Limited; Global Water Resources, Inc.; Middlesex Water Company; RGC Resources Incorporated; SJW Group; The York Water Company; urban-gro, Incorporated; Williams Industrial Services Group; American Water Works Company, Inc.; California Water Service Group; and Essential Utilities, Inc.

Base Salary

Base salaries for Company executives are set at levels considered appropriate to attract and retain seasoned and talented personnel.  In 2023, the Compensation Committee increased the base salary of each of the named executive officers by 3%.

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

Cash Bonus and Equity Compensation Awards

Annually, the Compensation Committee determines whether any Cash Bonus and/or Equity Compensation Awards should be granted to any of the executives.  The Cash Bonus and Equity Compensation Awards are intended to reward executives for their contributions towards meeting the Company's strategic objectives.  Cash Bonus and Equity Compensation Awards are entirely discretionary and are based upon a qualitative assessment conducted by the Compensation Committee in the case of the Chief Executive Officer and by the Compensation Committee and the Chief Executive Officer in the case of other executives.  Recognizing both the executive team's and each individual named executive officer’s contributions toward meeting the Company's strategic objectives, cash bonuses were awarded to the Chief Executive Officer and named executive officers in 2022 and 2021.

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

The Compensation Committee,

John R. Eisenbrey, Jr, Chairman
Kenneth R. Biederman
Michael Houghton

CEO Pay Ratio

The 2023 compensation disclosure ratio of the median annual total compensation of all Company employees to the annual total compensation of the Company’s Chief Executive Officer is as follows:

2023 Total Compensation
Median employee total annual compensation	$89,289
Annual total compensation of Dian C. Taylor, CEO	$828,593
Ratio of CEO to median employee compensation	9:1

For simplicity, we identified the median employee by examining the base annual salary for all individuals, excluding our CEO, who were employed by us on October 31, 2023.  We included all employees, whether employed on a full-time, part-time, or seasonal basis.  We believe that the use of base annual salary compensation, excluding overtime, is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees and believe that it provides a reasonable estimate of the pay ratio calculated in a manner consistent with Item 402(u) of Regulation S-K.  After identifying the median employee by examining base annual salary excluding overtime, we calculated annual total compensation, including overtime, for such employee using the same methodology we use for our named executive officers set forth in the 2023 Summary Compensation Table.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2),(3),(4)	Total ($)

Dian C. Taylor, Chair, Chief Executive	2023	635,787	-0-	54,520	138,286	828,593
Officer & President	2022	611,330	175,000	46,620	172,425	1,005,375
	2021	592,712	153,000	40,980	153,595	940,287

David B. Spacht, Chief Financial	2023	426,366	-0-	N/A	37,444	463,810
Officer	2022	409,973	100,000	N/A	39,583	549,556
	2021	395,272	75,000	N/A	36,404	506,676

Joseph A. DiNunzio, Executive Vice	2023	462,371	-0-	N/A	38,594	500,965
President & Secretary	2022	444,589	150,000	N/A	35,725	630,314
	2021	431,046	75,000	N/A	31,900	537,946

Nicholle R. Taylor, President	2023	410,397	-0-	54,520	106,427	571,344
	2022	394,608	150,000	46,620	100,511	691,739
	2021	350,864	78,000	40,980	98,953	568,797

Jennifer L. Finch, Senior Vice	2023	378,382	1,500	N/A	18,159	398,041
President & Treasurer	2022	363,832	100,000	N/A	20,819	484,651
	2021	352,749	75,000	N/A	16,035	443,784

(1)
On May 9, 2023, Dian Taylor and Nicholle Taylor each received a restricted stock award of 1,000 shares of Class A Non-Voting Stock in their capacities as directors of the Company.  The award was valued at the fair market value on the date of the award (last reported sale price on the date of award) or $54.88 per share.  The restricted shares vest one year from the date of grant. On May 3, 2022, Dian Taylor and Nicholle Taylor each received a restricted stock award of 1,000 shares of Class A Non-Voting Stock.  The award was valued at the fair market value on the date of the award or $45.58 per share.  The restricted shares vested one year after the date of grant. On May 4, 2021, Dian Taylor and Nicholle Taylor each received a restricted stock award of 1,000 shares of Class A Non-Voting Stock.  The award was valued at the fair market value on the date of the award or $40.11 per share.  The restricted shares vested one year after the date of grant.

(2)
Under the Company’s defined contribution 401(k) Plan, the Company contributes two percent of an eligible employee's gross earnings. The Company also matches 50 percent of the first six percent of the employee's gross earnings that the employee contributes to the 401(k) Plan.  Employees over the age of 60 at that date receive Company paid medical, dental and life insurance benefits upon retirement. The Company will not provide the additional 401(k) or medical, dental and life insurance benefits to any other current or future employees.  In 2023, Company contributions to the 401(k) Plan under terms available to all other employees based upon their years of service and plan eligibility were made in the amounts of:

Dian C. Taylor	$36,300
David B. Spacht	$36,300
Joseph A. DiNunzio	$36,300
Nicholle R. Taylor	$36,300
Jennifer L. Finch	$16,500

(3)
Included in the "All Other Compensation" column in the table above are amounts received by Dian C. Taylor as compensation for attendance at meetings of the Board and its committees in 2023 totaling $67,000, $15,152 for security provided at her personal residence, $4,576 for personal use of a company-owned vehicle. Also included in the "All Other Compensation" column in the table above are amounts received by Nicholle R. Taylor as compensation for Board retainer fees, attendance at meetings of the Board and its committees in 2023 totaling $67,000.

(4)
Executive officers are reimbursed for eligible medical expenses not otherwise covered by the Company's medical insurance plan under the Officer's Medical Reimbursement Plan. Amounts reimbursed are included in the "All Other Compensation" column in the table above. Dian C. Taylor received reimbursements of $15,259 in 2023.

Grants of Plan-Based Awards Table

Name	Grant Date	Vest Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock & Option Awards ($)

Dian C. Taylor	5/09/2023	5/09/2024	1,000	-	-	54,880
Nicholle R. Taylor	5/09/2023	5/09/2024	1,000	-	-	54,880

On May 9, 2023, Dian C. Taylor and Nicholle R. Taylor each received a restricted stock award of 1,000 shares of Class A Non-Voting Stock, as noted in the table above. The awards were valued at the fair market value on the date of the award (last reported sale price on the date of award) or $54.88 per share. The restricted stock awards vest one year from the date of grant.

Outstanding Equity Awards at Fiscal Year-End Table

Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date

Nicholle R. Taylor	-0-	---	-0-	-0-

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Dian C. Taylor	-0-	-0-	1,000	54,520
Nicholle R. Taylor	6,750	137,363	1,000	54,520

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the equity securities of the Company, as of March 12, 2024 for each director, each named executive officer, each beneficial owner of more than five percent (5%) of the outstanding shares of the Company's voting securities and all directors and executive officers as a group, based in each case on information furnished to the Company.  Unless otherwise indicated, the address of each beneficial owner of voting securities listed below is c/o 664 Churchmans Road, Newark, Delaware 19702.

	Class A Non-Voting Common Stock(1)		Class B Common Stock(1)
	Shares	Percent(2)	Shares	Percent(2)

Dian C. Taylor (3)	148,500	1.6	159,509	18.1

Kenneth R. Biederman (3)	24,875	*	---	---

John R. Eisenbrey, Jr. (3)(4)(5)	54,751	*	45,707	5.2

Nicholle R. Taylor (3)(6)	27,308	*	281,719	32.0

Michael Houghton	2,000	*	---	---

Joseph A. DiNunzio	19,240	*	203	*

David B. Spacht	4,210	*	189	*

Jennifer L. Finch	1,861	*	---	---

Louisa Taylor Welcher 219 Laurel Avenue Newark, DE 19711	89,690	1.0	135,862	15.4

Directors and Executive Officers as a Group (13 Individuals)(3)	310,447	3.3	488,677	55.4

* less than 1%

(1)
The nature of ownership consists of sole voting and investment power unless otherwise indicated.  The amount also includes all shares issuable to such person or group upon the exercise of options or vesting of restricted shares held by such person or group to the extent such options are exercisable or restricted shares vest within 60 days after March 12, 2024.

(2)
The percentage of the total number of shares of the class outstanding is shown where that percentage is one percent or greater.  Percentages for each person are based on the aggregate number of shares of the applicable class outstanding as of March 12, 2024, and all shares issuable to such person upon the exercise of options or vesting of restricted shares held by such person to the extent such options are exercisable or restricted shares vest within 60 days of that date.

(3)
Includes vesting of restricted shares and options to purchase shares of the Company’s Class A Non-Voting Stock, as follows: Ms. D. Taylor (1,000 shares); Mr. Biederman (1,000 shares); Mr. Eisenbrey, Jr. (1,000 shares); Ms. N. Taylor (1,000 shares); Mr. Houghton (1,000 shares).

(4)	89,123 shares were pledged by Mr. Eisenbrey, Jr. as collateral for a loan.

(5)
Includes 780 shares of the Class B Stock owned by a trust, of which Mr. Eisenbrey, Jr. is a trustee and has a beneficial ownership interest, and 1,555 shares of the Class B Stock held in custodial accounts for Mr. Eisenbrey, Jr.’s daughters.

(6)
Includes 744 shares of the Class A Non-Voting Stock and 45 shares of the Class B Stock held in custodial accounts for Ms. N. Taylor’s daughter and 290 shares of Class A Non-Voting Stock held by her spouse.

The following table shows all persons who are known by the Company, as of March 12, 2024, to be the beneficial owner of more than five percent (5%) of the outstanding shares of the Company's Class A Non-Voting Stock, and who do not otherwise own Class B Stock.

	Class A Non-Voting Common Stock
	Shares	Percent

BlackRock, Inc. (1) 50 Hudson Yards New York, NY 10001	1,026,106	10.9
The Vanguard Group (2) 100 Vanguard Blvd.	530,947	5.7
Malvern, PA 19355
T. Rowe Price Investment Management, Inc. (3) 101 E. Pratt Street Baltimore, MD 21201	773,384	8.2

(1)
Pursuant to a Schedule 13G/A filed by BlackRock, Inc., or BlackRock, with the SEC on January 24, 2024, BlackRock is the beneficial owner of 1,026,106 shares of Class A Non-Voting Stock, and, to the extent it has voting rights under Delaware law, BlackRock has reported having sole voting power with respect to 1,006,293 shares and shared voting power with respect to 0 shares, as well as sole dispositive power with respect to 1,026,106 shares and shared dispositive power with respect to 0 shares.

(2)
Pursuant to a Schedule 13G filed by The Vanguard Group, or Vanguard, with the SEC on February 13, 2024, Vanguard is the beneficial owner of 530,947 shares of Class A Non-Voting Stock, and, to the extent it has voting rights under Delaware law, Vanguard has reported having sole voting power with respect to 0 shares and shared voting power with respect to 13,696 shares, as well as sole dispositive power with respect to 508,599 shares and shared dispositive power with respect to 22,438 shares.

(3)
Pursuant to a Schedule 13G filed by T. Rowe Price Investment Management, Inc., or T. Rowe Price, with the SEC on February 14, 2024, T. Rowe Price is the beneficial owner of 773,384 shares of Class A Non-Voting Stock, and, to the extent it has voting rights under Delaware law, T. Rowe Price has reported having sole voting power with respect to 277,650 shares and shared voting power with respect to 0 shares, as well as sole dispositive power with respect to 773,384 shares and shared dispositive power with respect to 0 shares.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information on the shares of our Class A Non-Voting Stock that may be issued upon exercise of outstanding stock options and vesting of awards as of December 31, 2023 under the Company’s stockholder approved stock plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	5,000	$-0-	279,932

Total	5,000	$-0-	279,932

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

Related Party Transactions

There were not any related party transactions during the years ended December 31, 2023 and December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Registered Public Accounting Firm

The following table sets forth the aggregate contract fees billed to the Company for the fiscal year 2023 and 2022 by the independent registered public accounting firm, BDO USA, P.C.

(In thousands)	2023	2022
Audit Fees	$527	$415
Audit-Related Fees	40	21
Tax Fees	---	---
All Other Fees	---	---

Total Fees	$567	$436

Audit Fees: consist primarily of fees for the audits of our financial statements included in our Annual Report on Form 10-K; the reviews of the financial statements included in our Quarterly Reports on Form 10-Q; and fees billed for assurance, services related to registration statements and other documents issued in connection with securities and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements. In 2023 the independent registered public accounting firm provided services related to the Company’s Form S-3 Registration Statement.

Audit-Related Fees: consist of fees for services related to the audit of the Company’s 401(k) Plan.

Tax Fees: consist of fees for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal and state tax compliance, return preparation and tax audits.  The independent registered public accounting firm did not provide any tax services to the Company in 2023 and 2022.

All Other Fees: consist of fees for services other than described above.  The independent registered public accounting firm did not provide any other services to the Company in 2023 and 2022.

Pursuant to our policy, the Audit Committee pre-approves audit and tax services for the year as well as non-audit services to be provided by the independent registered public accounting firm.  Any changes in the amounts quoted are also subject to pre-approval by the committee.  Any audit related fees and tax fees paid are pre-approved by the committee.

The Audit Committee of the Company’s Board of Directors has considered whether BDO’s provision of the services described above for the fiscal year ended December 31, 2023 is compatible with maintaining its independence

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	The following documents are filed as part of this report:	Page(s)*
(1)	Financial Statements:
Reports of Independent Registered Public Accountants (BDO USA,P.C.; Wilmington, DE; PCAOB ID# 243)
Consolidated Balance Sheets at December 31, 2023 and 2022
Consolidated Statements of Operations for the three years ended December 31, 2023
Consolidated Statements of Cash Flows for the three years ended December 31, 2023
Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2023
Notes to Consolidated Financial Statements

(2)	Exhibits: see the exhibit list below

* Page number shown refers to page number in this Annual Report on Form 10-K
ITEM 16. FORM 10-K SUMMARY

Information with respect to this item is not required and has been omitted at our option.

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2023

EXHIBIT LIST
Exhibit Number	Description

3.1	Amended and Restated By-laws of Artesian Resources Corporation incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed on November 23, 2020.

3.2
Restated Certificate of Incorporation of the Company effective April 28, 2004 incorporated by reference to Exhibit 3.1 filed with the Company’s Form 10-Q filed on May 3, 2004 for the quarterly period ended March 31, 2004.

4.1
First Amendment to Second Amended and Restated Revolving Credit Agreement between Artesian Water Company, Inc. and CoBank, ACB dated October 25, 2022. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2022 for the quarter ended September 30, 2022.

4.2
Twenty-Fifth Supplemental Indenture dated as of April 29, 2022, between Artesian Water Company, Inc. and Wilmington Trust Company, as trustee.  Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2022 for the quarter ended March 31, 2022.

4.3	Bond Purchase Agreement, dated April 29, 2022, by and between Artesian Water Company, Inc., and CoBank, ACB.
Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2022 for the quarter ended March 31, 2022.

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

4.10
First Amendment to Indenture of Mortgage and to the Sixteenth, Eighteenth and Twentieth Supplemental Indentures dated as of January 18, 2017, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.3 filed with the Company’s Form 10-K for the year ended December 31, 2017 filed on March 15, 2018.

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

4.14
First Amendment to Bond Purchase Agreement, dated as of January 18, 2017 by and between Artesian Water Company, Inc., subsidiary of the Company, and CoBank, ACB. Incorporated by reference to Exhibit 4.13 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 15, 2018.

4.15
Bond Purchase Agreement, dated December 1, 2008 by and between Artesian Water Company, Inc., subsidiary of the Company, and CoBank, ACB.  Incorporated by reference to Exhibit 4.2 filed with the Company’s Form 8-K filed on December 4, 2008.

4.16
Eighteenth Supplemental Indenture dated as of August 1, 2005, between Artesian Water Company, Inc., subsidiary of the Company, and Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 9, 2005.

4.17
Sixteenth Supplemental Indenture dated as of January 31, 2003 between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.2 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 10, 2004.

4.18
Indenture of Mortgage dated July 1, 1961, between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.10 filed with the Company’s Annual
Report on Form 10-K for the year ended December 31, 2017 filed on March 15, 2018..

4.19
Second Amendment to Master Loan Agreement, dated as of November 13, 2019, by and between Artesian Wastewater Management, Inc. and CoBank, ACB.    Incorporated by reference to Exhibit 4.16 filed with the Company’s Annual
Report on Form 10-K for the year ended December 31, 2019 filed on March 13, 2020.

4.20
First Amendment to Master Loan Agreement, dated as of January 10, 2019, by and between Artesian Wastewater Management, Inc. and CoBank, ACB.  Incorporated by reference to Exhibit 4.17 filed with the Company’s Annual
Report on Form 10-K for the year ended December 31, 2019 filed on March 13, 2020.

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

4.25	Description of the Company’s Securities. Incorporated by reference to Exhibit 4.22 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 13, 2020..

4.26
Interest Rate Lock Agreement, dated as of February 7, 2022, by and between Artesian Water Company, Inc. and CoBank, ACB. Incorporated by reference to Exhibit 4.1 filed with the Company’s Form 8-K filed on February 10, 2022.

10.1
Amended and Restated Demand Line of Credit Agreement between Artesian Resources Corporation, and Citizens Bank, N.A. dated July August 3, 2023.  Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q filed on November 7, 2023.

10.2
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

10.4
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

10.6
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

10.8
Financing Agreement, Loan No. 22000030, dated as of August 12, 2022, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health., incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed on August 15, 2022.

10.9
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

10.10
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

10.12
Financing Agreement, Loan No. 22000028, dated as of August 12, 2022, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health., incorporated by reference to Exhibit 10.5 filed with the Company’s Form 8-K filed on August 15, 2022.

10.13
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

10.14
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

10.15
Amendment to Asset Purchase Agreement, dated May 11, 2022, by and among Artesian Water Company, Inc., a Delaware corporation, and the Town of Clayton, a Delaware municipality, incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q filed on August 5, 2022.

10.16
Stock Purchase Agreement, dated August 27, 2021, by and among Artesian Wastewater Management, Inc., a Delaware corporation, and Middlesex Water Company, a New Jersey corporation. Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q filed on November 5, 2021.

10.17
Asset Purchase Agreement, dated February 16, 2022, by and among Artesian Water Company, Inc. a Delaware corporation, and the Town of Clayton, a Delaware municipality. Incorporated by reference to Exhibit 10.2 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 11, 2022.

10.18
Asset Purchase Agreement, dated June 11, 2020 by and among Artesian Water Company, Inc., a Delaware corporation, and the City of Delaware City, a Delaware municipality.  Incorporated by reference to Exhibit 10.1 filed with Company’s Form 8-K filed on June 16, 2020.

10.19
Asset Purchase Agreement, dated February 27, 2020 by and among Artesian Water Company, Inc., a Delaware corporation, and the Town of Frankford, a Delaware municipality.  Incorporated by reference to Exhibit 10.1 filed with Company’s Form 8-K filed on March 4, 2020.

10.20
Financing Agreement, dated as of April 28, 2020, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed on April 30, 2020.

10.21
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

10.22
Financing Agreement, dated as of April 28, 2020, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.3 filed with the Company’s Form 8-K filed on April 30, 2020.

10.23
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

10.24
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

10.26
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

10.28
Financing Agreement and General Obligation Note dated February 12, 2010 between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund Delaware Department of Health and Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed on February 17, 2010.

10.29
Second Amended and Restated Revolving Credit Agreement between Artesian Water Company, Inc. and CoBank, ACB dated September 20, 2019. Incorporated by reference to Exhibit 4.2 filed with the Company’s Form 10-Q filed on November 8, 2019.

10.30
Demand Line of Credit Agreement dated January 19, 2010 between Artesian Resources Corporation and each of its subsidiaries and Citizens Bank of Pennsylvania, as amended or modified from time to time.  Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 8-K filed on January 25, 2010.

10.31
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

10.32
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

10.33
Limited Liability Interest Purchase Agreement, dated May 5, 2008, by and among Artesian Maryland, Inc., a Delaware corporation, Mountain Hill Water Company, LLC, a Maryland limited liability company, Sunrise Holdings, L.P., a Pennsylvania limited partnership and Artesian Resources Corporation, a Delaware corporation.  Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed on May 9, 2008.

10.34
Artesian Resources Corporation 2005 Equity Compensation Plan.  Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 9, 2005. ***

10.35
Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2003 filed on July 31, 2003.***

10.36	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.***

10.37	Officer’s Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.***

21	Subsidiaries of the Company as of December 31, 2023. *

23.1	Consent of BDO USA, P.C. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

97	Artesian Resources Corporation Clawback Policy, effective as of August 7, 2023. *

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document). *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). *

*	Filed herewith.
**	Furnished herewith.
***	Compensation plan or arrangement required to be filed or incorporated as an exhibit.

SIGNATURES
ARTESIAN RESOURCES CORPORATION

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 18, 2024	By: /s/ DAVID B. SPACHT
David B. Spacht
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DIAN C. TAYLOR	Chair of the Board of Directors, President
Dian C. Taylor	and Chief Executive Officer (Principal	March 18, 2024
Executive Officer)

/s/ DAVID B. SPACHT	Chief Financial Officer (Principal Financial
David B. Spacht	Officer)	March 18, 2024

/s/ JENNIFER L. FINCH	Corporate Treasurer and Senior Vice
Jennifer L. Finch	President of Finance (Principal Accounting Officer)	March 18, 2024

/s/ KENNETH R. BIEDERMAN
Kenneth R. Biederman	Director	March 18, 2024

/s/ JOHN R. EISENBREY, JR.
John R. Eisenbrey, Jr.	Director	March 18, 2024

/s/ MICHAEL HOUGHTON
Michael Houghton	Director	March 18, 2024

/s/ NICHOLLE R. TAYLOR
Nicholle R. Taylor	Director	March 18, 2024