Form 10-Q
period 2024-03-31
ARTESIAN RESOURCES CORP
filed 2024-05-09
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024, 9,404,311 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	March 31, 2024	December 31, 2023
Utility plant, at original cost (less accumulated depreciation - 2024 - $188,782; 2023 - $185,170)	$722,217	$714,284
Current assets
Cash and cash equivalents	9,503	2,505
Accounts and other receivables (less provision for expected credit loss - 2024 - $340; 2023 - $328)	10,681	12,830
Income tax receivable	58	1,799
Unbilled operating revenues	1,728	1,934
Materials and supplies	4,853	5,983
Prepaid property taxes	1,136	2,269
Prepaid expenses and other	2,888	3,297
Total current assets	30,847	30,617
Other assets
Non-utility property (less accumulated depreciation - 2024 - $1,069; 2023 - $1,052)	3,637	3,693
Other deferred assets	9,055	8,504
Goodwill	1,939	1,939
Operating lease right of use assets	504	506
Total other assets	15,135	14,642
Regulatory assets, net	7,212	7,289
Total Assets	$775,411	$766,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity
Common stock	$10,288	$10,285
Preferred stock	—	—
Additional paid-in capital	143,524	143,369
Retained earnings	78,174	76,743
Total stockholders’ equity	231,986	230,397
Long-term debt, net of current portion	178,333	178,307
	410,319	408,704
Current liabilities
Lines of credit	—	—
Current portion of long-term debt	2,214	2,235
Accounts payable	7,878	9,697
Accrued expenses	4,336	3,519
Overdraft payable	53	9
Accrued interest	1,840	2,275
Income taxes payable	826	2
Customer and other deposits	2,932	2,983
Other	1,646	1,694
Total current liabilities	21,725	22,414

Commitments and contingencies

Deferred credits and other liabilities
Net advances for construction	2,774	2,797
Operating lease liabilities	501	503
Regulatory liabilities	26,166	25,676
Deferred investment tax credits	420	423
Deferred income taxes	58,275	58,381
Total deferred credits and other liabilities	88,136	87,780

Net contributions in aid of construction	255,231	247,934
Total Liabilities and Stockholders’ Equity	$775,411	$766,832
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2024	2023
Operating revenues
Water sales	$19,825	$18,016
Other utility operating revenue	3,015	2,817
Non-utility operating revenue	1,704	1,662
Total Operating Revenues	24,544	22,495

Operating expenses
Utility operating expenses	11,957	11,272
Non-utility operating expenses	1,116	1,085
Depreciation and amortization	3,465	3,224
State and federal income taxes	1,681	1,313
Property and other taxes	1,606	1,541
Total Operating Expenses	19,825	18,435

Operating income	4,719	4,060

Other income
Allowance for funds used during construction (AFUDC)	285	459
Miscellaneous income	1,574	1,603

Income before interest charges	6,578	6,122

Interest charges	2,167	2,417

Net income applicable to common stock	$4,411	$3,705

Net income per common share:
Basic	$0.43	$0.39
Diluted	$0.43	$0.39

Weighted average common shares outstanding:
Basic	10,287	9,504
Diluted	10,291	9,510

Cash dividends per share of common stock	$0.2897	$0.2784

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,411	$3,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,465	3,224
Amortization of debt expense	89	89
Amortization of rate case expense	51	—
Provision for expected credit loss	46	43
Deferred income taxes, net	(109)	(99)
Stock compensation	68	56
AFUDC, equity portion	(188)	(288)

Changes in assets and liabilities, net of acquisitions:
Accounts and other receivables	1,736	3,250
Income tax receivable	1,741	895
Unbilled operating revenues	206	290
Materials and supplies	1,130	(558)
Income tax payable	824	612
Prepaid property taxes	1,133	1,101
Prepaid expenses and other	409	(20)
Other deferred assets	(560)	(529)
Regulatory assets	(105)	(83)
Regulatory liabilities	(115)	(116)
Accounts payable	(581)	(874)
Accrued expenses	(580)	(511)
Accrued interest	(435)	452
Customer deposits and other	(42)	(131)
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,594	10,508

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(8,922)	(16,794)
Proceeds from sale of assets	600	53
NET CASH USED IN INVESTING ACTIVITIES	(8,322)	(16,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments under lines of credit agreements	—	(1,600)
Borrowings under lines of credit agreements	—	3,035
Increase in overdraft payable	44	167
Proceeds from contributions in aid of construction and advances	5,393	5,564
Payouts for contributions in aid of construction and advances	(193)	(305)
Net proceeds from issuance of common stock	90	93
Issuance of long-term debt	758	1,120
Dividends paid	(2,980)	(2,646)
Principal repayments of long-term debt	(386)	(389)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,726	5,039

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,998	(1,194)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,505	1,309

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,503	$115

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
Unaudited
(In thousands)

Non-cash Investing and Financing Activity:
Utility plant received as construction advances and contributions	$3,167	$545
Change in amounts included in accounts payable, accrued payables and other related to capital expenditures	102	(1,771)

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,513	$1,965
Income taxes paid	$7	$10
Income taxes refunded	$701	$—

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Unaudited
(In thousands)

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2022	8,621	881	$8,621	$881	$107,143	$71,286	$187,931
Net income	–	–	–	–	–	3,705	3,705
Cash dividends declared
Common stock	–	–	–	–	–	(2,646)	(2,646)
Issuance of common stock
Dividend reinvestment plan	2	–	2	–	91	–	93
Employee stock options and awards(4)	–	–	–	–	56	–	56
Employee Retirement Plan(3)	–	–	–	–	–	–	–
Balance as of March 31, 2023	8,623	881	8,623	881	107,290	72,345	189,139

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2023	$9,404	$881	$9,404	$881	$143,369	$76,743	$230,397
Net income	–	–	–	–	–	4,411	4,411
Cash dividends declared
Common stock	–	–	–	–	–	(2,980)	(2,980)
Issuance of common stock
Dividend reinvestment plan	3	–	3	–	87	–	90
Employee stock options and awards(4)	–	–	–	–	68	–	68
Employee Retirement Plan(3)	–	–	–	–	–	–	–
Balance as of March 31, 2024	$9,407	$881	$9,407	$881	$143,524	$78,174	$231,986

(1)	At March 31, 2024, and March 31, 2023, Class A Stock had 15,000,000 shares authorized. For the same periods, shares issued, inclusive of treasury shares, were 9,435,785 and 8,651,976, respectively.
(2)	At March 31, 2024, and March 31, 2023, Class B Stock had 1,040,000 shares authorized and 881,452 shares issued.
(3)	Artesian Resources Corporation registered 200,000 shares of Class A Stock, subsequently adjusted for stock splits, available for purchase through the Company’s 401(k) retirement plan.
(4)
Under the Equity Compensation Plan, effective December 9, 2015, or the 2015 Plan, Artesian Resources Corporation authorized up to 331,500 shares of Class A Stock for issuance of grants in the form of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the 2015 Plan. Includes stock compensation expense for March 31, 2024 and March 31, 2023, See Note 8 - Stock Compensation Plans.

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

Artesian Wastewater Management, Inc., or Artesian Wastewater, began providing wastewater services in July 2005.  Artesian Wastewater operates as the parent holding company of Tidewater Environmental Services, Inc. dba Artesian Wastewater, or TESI.  TESI was incorporated in 2004.  Artesian Wastewater and TESI are regulated entities that own wastewater collection and treatment infrastructure and provide wastewater services to customers in Sussex County, Delaware as a regulated public wastewater service company.

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

Artesian Utility designs and builds water and wastewater infrastructure and provides contract water and wastewater operation services on the Delmarva Peninsula to private, municipal and governmental institutions.  Artesian Utility also evaluates land parcels, provides recommendations to developers on the size of water or wastewater facilities and the type of technology that should be used for treatment at such facilities, and operates water and wastewater facilities in Delaware for municipal and governmental agencies.  Artesian Utility also contracts with developers and government agencies for design and construction of wastewater infrastructure throughout the Delmarva Peninsula.

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

Artesian Utility also offers three protection plans to customers, the Water Service Line Protection Plan, or WSLP Plan, the Sewer Service Line Protection Plan, or SSLP Plan, and the Internal Service Line Protection Plan, or ISLP Plan (collectively, SLP Plans).  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers’ leaking water service lines up to an annual limit. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers’ leaking or clogged sewer lines up to an annual limit.  The ISLP Plan enhances available coverage to include water and wastewater lines within customers’ residences up to an annual limit.

Artesian Development is a real estate holding company that owns properties, including land approved for office buildings, a water treatment plant and wastewater facility, as well as property for current operations, including an office facility in Sussex County, Delaware.  The office facility consists of approximately 10,000 square feet of office space along with nearly 7,000 square feet of warehouse space.

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for Form 10-Q.  Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  Accordingly, these condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes in the Company’s annual report on Form 10-K for fiscal year 2023 as filed with the SEC on March 18, 2024.

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company’s balance sheet position as of March 31, 2024, the results of its operations for the three-month periods ended March 31, 2024 and March 31, 2023, its cash flows for the three-month periods ended March 31, 2024 and March 31, 2023 and the changes in stockholders’ equity for the three-month periods ended March 31, 2024 and March 31, 2023.  The December 31, 2023 Condensed Consolidated Balance Sheet was derived from the Company’s December 31, 2023 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.

The results of operations for the interim periods presented are not necessarily indicative of the results for the full year or for future periods.

Regulated Utility Accounting

The accounting records of Artesian Water, Artesian Wastewater, and, TESI, are maintained in accordance with the uniform system of accounts as prescribed by the Delaware Public Service Commission, or the DEPSC.  The accounting records of Artesian Water Pennsylvania are maintained in accordance with the uniform system of accounts as prescribed by the Pennsylvania Public Utility Commission, or the PAPUC.  The accounting records of Artesian Water Maryland and Artesian Wastewater Maryland are maintained in accordance with the uniform system of accounts as prescribed by the Maryland Public Service Commission, or the MDPSC.  All these subsidiaries follow the provisions of Financial Accounting Standards Board, or FASB, ASC Topic 980, which provides guidance for companies in regulated industries. These regulated subsidiaries account for the majority of our operating revenue. See Note 17 - Business Segment Information to our Condensed Consolidated Financial Statements for a full description of our segment information.
Use of Estimates

The condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the U.S., which require management to make certain estimates and assumptions regarding the reported amounts of assets and liabilities including unbilled revenues, credit losses and reserves for bad debt, regulatory asset recovery, lease agreements, goodwill and contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from management’s estimates.

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

Artesian generates revenue from interim temporary rates.  In Delaware, utilities are permitted by law to place rates into effect, under bond, on a temporary basis, pending resolution of an application for a base rate increase by the DEPSC.  Temporary rate revenue is calculated as a percentage increase on tariff rates.  We recognize this revenue based on the same guidelines as noted above depending on whether the additional rate was applied to consumption revenue or fixed-fee revenue.  Until permanent rates are determined by the DEPSC, if it is probable that a refund of revenue associated with temporary rates will occur, a reserve would be recorded reducing revenue from temporary rates.  As of March 31, 2024 and March 31, 2023, no such reserve or reduction to revenue was recorded.

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

Artesian generates design and installation revenue for services related to the design and construction of wastewater infrastructure for a state agency under contract.  We recognize revenue from these services over time as services are performed using the percentage-of-completion method based on an input method of incurred costs (cost-to-cost).  These services are invoiced at the end of every month based on incurred costs to date.  As of March 31, 2024, there is no associated contract asset or liability.  There is no provision for expected credit loss or bad debt expense associated with this revenue.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by service type; all revenues are generated within a similar geographical location:

(in thousands)	Three months ended March 31, 2024	Three months ended March 31, 2023
Tariff Revenue
Consumption charges	$12,311	$10,447
Fixed fees	9,320	8,038
Service charges	201	180
DSIC	—	1,178
Metered wastewater services	139	106
Industrial wastewater services	398	446
Total Tariff Revenue	$22,369	$20,395

Non-Tariff Revenue
Service line protection plans	$1,431	$1,363
Contract operations	267	244
Design and installation	54	105
Inspection fees	76	78
Total Non-Tariff Revenue	$1,828	$1,790

Other Operating Revenue	$347	$310

Total Operating Revenue	$24,544	$22,495

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	March 31, 2024	December 31, 2023
Contract Assets – Tariff	$2,792	$3,043

Deferred Revenue
Deferred Revenue – Tariff	$1,571	$1,300
Deferred Revenue – Non-Tariff	798	539
Total Deferred Revenue	$2,369	$1,839

For the three months ended March 31, 2024, the Company recognized revenue of $1.3 million from amounts that were included in Deferred Revenue – Tariff at the beginning of the year and revenue of $0.4 million from amounts that were included in Deferred Revenue – Non- Tariff at the beginning of the year.

The changes in Contract Assets and Deferred Revenue are primarily due to normal timing differences between our performance and customer payments.

Remaining Performance Obligations

As of March 31, 2024 and December 31, 2023, Deferred Revenue – Tariff is recorded net of contract assets within Unbilled operating revenues and represents our remaining performance obligations for our fixed fee water and wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of March 31, 2024 and December 31, 2023, Deferred Revenue – Non-Tariff is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services, contract water operation services and wastewater inspections, which are expected to be satisfied and associated revenue recognized within the next three months, approximately five years for the contract service revenue and one year for the SLP Plan revenue and inspection fee revenue, respectively.

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

	March 31,	December 31,
(in thousands)	2024	2023

Customer accounts receivable – water	$6,168	$6,573
Customer accounts receivable – wastewater	525	513
Settlement agreement receivable – short term	2,517	2,747
Miscellaneous accounts receivable	1,039	1,236
Developer receivable	772	2,089
	11,021	13,158
Less: provision for expected credit loss	340	328
Net accounts receivable	$10,681	$12,830

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

Rent expense for all operating leases, except those with terms of 12 months or less comprises:

	(in thousands)
	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023

Minimum rentals	$4	$2
Contingent rentals	–	–

	$4	$2

Supplemental cash flow information related to leases is as follows:

	(in thousands)
	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4	$2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$504	$502

Supplemental balance sheet information related to leases is as follows:

	(in thousands, except lease term and discount rate)
	March 31, 2024	December 31, 2023

Operating Leases:
Operating lease right-of-use assets	$504	$506

Other current liabilities	$9	9
Operating lease liabilities	501	503
Total operating lease liabilities	$510	$512

Weighted Average Remaining Lease Term
Operating leases	57 years	58 years
Weighted Average Discount Rate
Operating leases	5.0%	5.0%

Maturities of operating lease liabilities that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2024 are as follows:

(in thousands)
Operating Leases
Year
2024	$35
2025	35
2026	35
2027	35
2028	27
Thereafter	1,427
Total undiscounted lease payments	$1,594
Less effects of discounting	(1,084)
Total lease liabilities recognized	$510

As of March 31, 2024, we have not entered into operating or finance leases that will commence at a future date.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Long-term Financial Liabilities

As of March 31, 2024 and December 31, 2023, all of the Company’s outstanding long-term debt interest rates were a fixed-rate.  The fair value of the Company’s long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  Level 2 is valued using observable inputs other than quoted prices.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources’ long-term debt (including current portion) are shown below:

(in thousands)
	March 31, 2024	December 31, 2023
Carrying amount	$180,547	$180,542
Estimated fair value	$158,083	$162,720

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

NOTE 7 – INCOME TAXES

Deferred income taxes are provided in accordance with FASB ASC Topic 740 on all differences between the tax basis of assets and liabilities and the amounts at which they are carried in the condensed consolidated financial statements based on the enacted tax rates expected to be in effect when such temporary differences are expected to reverse. The Company’s rate regulated subsidiaries recognize regulatory liabilities, to the extent considered in ratemaking, for deferred taxes provided in excess of the current statutory tax rate and regulatory assets for deferred taxes provided at rates less than the current statutory rate.  Such tax-related regulatory assets and liabilities are reported at the revenue requirement level and amortized to income as the related temporary differences reverse, generally over the lives of the related properties.

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  The Company establishes reserves for uncertain tax positions based upon management’s judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known.  For the full year 2023, the Company accrued approximately $12,000 in penalties and interest related to positions taken on the 2022 corporate income tax return.  For the three months ended March 31, 2024, the Company has accrued approximately $4,000 in penalties and interest related to positions taken on the 2022 corporate income tax return.  The Company remains subject to examination by federal and state authorities for the tax years 2020 through 2023.

Investment tax credits were deferred through 1986 and are recognized as a reduction of deferred income tax expense over the estimated economic useful lives of the related assets.

NOTE 8 – STOCK COMPENSATION PLANS

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

On May 9, 2023, 5,000 shares of Class A Common Stock, or Class A Stock, were granted as restricted stock awards.  The fair value per share was $54.88, the closing price of the Class A Stock as recorded on the Nasdaq Global Select Market on May 9, 2023.  These restricted stock awards will be fully vested and released one year after the grant date and, prior to their vesting date, are subject to forfeiture in the event of the recipient’s termination of service.

Compensation expense of $68,000, related to the May 2023 issue of restricted stock awards, was recorded for the three months ended March 31, 2024. Compensation expense of $56,000 was recorded for the three months ended March 31, 2023 for restricted stock awards issued in May 2022.  Costs were determined based on the fair value on the dates of the awards and those costs were charged to income over the service periods associated with the awards.

There was no stock compensation cost capitalized as part of an asset.

The following summary reflects changes in the shares of Class A Stock underlying options and restricted stock awards for the three months ended March 31, 2024:

	Options				Restricted Awards
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)	Outstanding Restricted Stock Awards	Weighted Average Grant Date FairValue
Plan options/restricted stock awards
Outstanding at January 1, 2024	—	$—		$—	5,000	$54.88
Granted	—	—		—	0	0
Exercised/vested and released	—	—		—	0	0
Expired/cancelled	—	—		—	—	—
Outstanding at March 31, 2024	0	$0	0	$0	5,000	$54.88

Exercisable/vested at March 31, 2024	0	$0	0	$0	—	—

There were no options exercised during the three months ended March 31, 2024.

There were no unvested option shares outstanding under the 2015 Plan during the three months ended March 31, 2024.

As of March 31, 2024, there were no unrecognized expenses related to non-vested option shares granted under the 2015 Plan.

As of March 31, 2024, there was $28,000 total unrecognized expenses related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.10 years, the remaining vesting period for the restricted stock awards.

NOTE 9 – GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide regulated water utility service to customers within their established service territory in all three counties of Delaware and in portions of Maryland and Pennsylvania, pursuant to rates filed with and approved by the DEPSC, the MDPSC and the PAPUC.  As of March 31, 2024, Artesian Water was serving approximately 96,200 customers, Artesian Water Maryland was serving approximately 2,600 customers and Artesian Water Pennsylvania was serving approximately 40 customers.

Artesian Wastewater and TESI provide regulated wastewater utility service to customers within their established service territory in Sussex County, Delaware pursuant to rates filed with and approved by the DEPSC.  As of March 31, 2024, Artesian Wastewater and TESI were serving approximately 8,200 customers combined, including one large industrial customer.

NOTE 10 – OTHER DEFERRED ASSETS

The investment in CoBank, ACB, or CoBank, which is a cooperative bank, is related to certain outstanding First Mortgage Bonds and is a required investment in the bank based on the underlying long-term debt agreements. The settlement agreement receivable is related to the long-term portion of reimbursements due in years 2024 and 2025 as further discussed in Note 4 - Accounts Receivable.

(in thousands)	March 31, 2024	December 31, 2023

Investment in CoBank	$6,425	$5,882
Settlement agreement receivable-long term	2,496	2,496
Other deferred assets	134	126
	$9,055	$8,504

NOTE 11 – REGULATORY ASSETS

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

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Deferred contract costs and other	5
Rate case studies	5
Delaware rate proceedings	3
Maryland rate proceedings	5
Debt related costs	15 to 30 (based on term of related debt)
Deferred costs affiliated interest agreement	20
Goodwill (resulting from acquisition of Mountain Hill Water Company in 2008)	50
Deferred acquisition costs (resulting from purchase of water assets in Cecil County, Maryland in 2011 and Port Deposit, Maryland in 2010)	20
Franchise Costs (resulting from purchase of water assets in Cecil County, Maryland in 2011)	80

Regulatory assets, net of amortization, comprise:
	(in thousands)
	March 31, 2024	December 31, 2023

Deferred contract costs and other	$192	$209
Rate case studies	129	136
Rate proceedings	450	385
Deferred income taxes	439	444
Debt related costs	4,234	4,322
Deferred costs affiliated interest agreement	1,096	1,110
Goodwill	256	258
Deferred acquisition and franchise costs	416	425
	$7,212	$7,289

NOTE 12 – REGULATORY LIABILITIES

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

Pursuant to the enactment of the Tax Cuts and Jobs Act, or TCJA, on December 22, 2017, the Company adjusted its existing deferred income tax balances to reflect the decrease in the corporate income tax rate from 34% to 21% (see Note 5 – Income Taxes ) resulting in a decrease in the net deferred income tax liability of $24.3 million, of which $22.8 million was reclassified to a regulatory liability related to Artesian Water and Artesian Water Maryland.  The regulatory liability amount is subject to certain Internal Revenue Service normalization rules that require the benefits to customers be spread over the remaining useful life of the underlying assets giving rise to the associated deferred income taxes.  On January 31, 2019, the DEPSC approved the amortization of the regulatory liability amount of $22.2 million over a period of 49.5 years beginning February 1, 2018, subject to audit at a later date. In May 2022, the Company received a rate order from the DEPSC instructing the Company to continue amortizing the liability over a period of 49.5 years, subject to review in the Company’s next base rate filing.  The MDPSC has not issued a final order on the regulatory liability amount of $0.6 million regarding the effects of the TCJA on Maryland customers.

Regulatory liabilities comprise:
	(in thousands)
	March 31, 2024	December 31, 2023

Utility plant retirement cost obligation	$487	$—
Deferred settlement refunds	4,991	4,991
Deferred income taxes (related to TCJA)	20,688	20,685
	$26,166	$25,676

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

Artesian Water filed an initial request with the DEPSC on April 28, 2023, further supplemented with a request filed on November 30, 2023, to implement new rates to meet a requested increase in revenue of 22.66%, or approximately $16.7 million, on an annualized basis.  The actual effective increase is less than 22.66% since Artesian Water has been permitted to recover specific investments made in infrastructure through the assessment of a 7.50% DSIC.  Since the DSIC rate is set to zero when temporary rates are placed into effect, customers would experience an incremental increase of 15.16%, the net of the overall 22.66% increase less the DSIC rate of 7.50% then in effect, if the requested increase is granted in full by the DEPSC.  The new rates are designed to support Artesian Water’s ongoing capital improvement program and to cover increased costs of operations, including chemicals and electricity for water treatment, water quality testing, fuel, taxes, interest, labor and benefits.  In accordance with applicable Delaware law, Artesian Water is permitted to implement a temporary base rate increase of 15% of gross water sales on an annual basis, or $2.5 million, whichever is lower, 60 days after the application is filed.  Since Artesian Water had DSIC surcharges in excess of the allowable temporary increase and imposing the temporary increase would have required DSIC to be reset to zero, Artesian Water elected not to request the initial temporary rate increase.  However, since the application was not resolved within the seven-month statutory timeframe, in accordance with applicable Delaware law, Artesian Water is permitted a temporary base rate increase of up to 15% of gross water sales on an annual basis.  Artesian Water filed an interim rates application, which was approved, to place into effect on November 28, 2023 a temporary base rate increase of  15% of gross water sales on an annual basis and reducing the 7.5% DSIC rate to zero, with such interim rates subject to refund, until permanent rates are determined by the DEPSC..  As of March 31, 2024, no amounts were held in reserve related to the temporary base rate increase.  Artesian Water’s last comprehensive application for an increase in base rate charges was filed in April 2014.

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

The following table summarizes (1) Artesian Water’s last application with the DEPSC to collect DSIC rates and (2) the rate upon which eligible plant improvements was based:

Application Date	11/20/20
DEPSC Approval Date	12/14/20
Effective Date	01/01/21
Cumulative DSIC Rate	7.50%
Net Eligible Plant Improvements – Cumulative Dollars (in millions)	$43.1
Eligible Plant Improvements – Installed Beginning Date	10/01/2014
Eligible Plant Improvements – Installed Ending Date	04/30/2019

The rate reflected the eligible plant improvements installed through April 30, 2019.  The January 1, 2021 rate was reset to zero when temporary rates were placed into effect on November 28, 2023 and is subject to periodic audit by the DEPSC.  For the three months ended March 31, 2023, we earned approximately $1.2 million in DSIC revenue.

NOTE 14 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards.

The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months Ended March 31,
	2024	2023
	(in thousands)

Weighted average common shares outstanding during the period for basic computation	10,287	9,504
Dilutive effect of employee stock options and awards	4	6

Weighted average common shares outstanding during the period for diluted computation	10,291	9,510

For the three months ended March 31, 2024 and 2023, no shares of restricted stock awards were excluded from the calculations of diluted net income per share.  For the three months ended March 31, 2024 and 2023, no stock options were excluded from the calculations of diluted net income per share.

The Company has 15,000,000 authorized shares of Class A Non-Voting Stock, and 1,040,000 authorized shares of Class B Stock. As of March 31, 2024, 9,406,808 shares of Class A Non-Voting Stock and 881,452 shares of Class B Stock were issued and outstanding. As of March 31, 2023, 8,622,999 shares of Class A Non-Voting Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share.

Equity per common share was $22.55 and $23.00 at March 31, 2024 and December 31, 2023, respectively. These amounts were computed by dividing common stockholders’ equity by the number of weighted average shares of common stock outstanding on March 31, 2024 and December 31, 2023, respectively.

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

NOTE 16 – LEGAL PROCEEDINGS
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

Several of the water systems of Artesian Resources’ subsidiaries are eligible claimants in two multi-district litigation, or MDL, class action settlements designed to resolve Claims for per - and polyfluoroalkyl substances, or  PFAS, contamination in Public Water Systems’ Drinking Water, as those terms are defined in the respective Agreements (the “Settlements”), which are with two groups of settling defendants on behalf of: (1) the 3M company (“3M”); and (2) E.I. Du Pont de Nemours and Company (n/k/a Eidp, Inc.), DuPont de Nemours Inc., The Chemours Company, The Chemours Company FC, LLC, and Corteva, Inc. (collectively, “DuPont”).  The DuPont settlement is effective, and the phase one settlement claims forms are due by June 17, 2024. The 3M settlement is not effective yet, and the phase one settlement claims forms will be due sixty days after the effective date, which has not yet been established. Artesian Resources’ eligible systems have remained in the multi-district litigation class action settlements with 3M and DuPont, having elected not to opt out in advance of the opt-out deadline.  The amount of any recovery, if any, by Artesian Resources’ subsidiaries is uncertain.

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

The accounting policies of the operating segments are the same as those described in Note 2 – Basis of Presentation.  The Regulated Utility segment includes inter-segment costs related to leased office space provided by one non-utility business, calculated on the lower of cost or market method, which are eliminated to reconcile to the  Condensed Consolidated Statements of Operations.  The Regulated Utility segment also allocates certain corporate costs to the non-utility businesses.  The measurement of depreciation, interest, and capital expenditures are predominately related to our Regulated Utility segment.  These amounts in our non-utility business are negligible and account for approximately less than 1% of condensed consolidated amounts as of March 31, 2024 and March 31, 2023.

(in thousands)
	Three Months Ended March 31,
	2024	2023
Revenues:
Regulated Utility	$22,840	$20,832
Other (non-utility)	1,763	1,716
Inter-segment elimination	(59)	(53)
Condensed Consolidated Revenues	$24,544	$22,495

Operating Income:
Regulated Utility	$4,357	$3,705
Other (non-utility)	362	355
Condensed Consolidated Operating Income	$4,719	$4,060

Income Taxes:
Regulated Utility	$1,425	$1,066
Other (non-utility)	256	247
Condensed Consolidated Income Taxes	$1,681	$1,313

	March 31, 2024	December 31, 2023
Assets:
Regulated Utility	$762,084	$760,339
Other (non-utility)	13,327	6,493
Condensed Consolidated Assets	$775,411	$766,832

NOTE 18 – IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the FASB issued amended guidance for improvements to reportable segment disclosures.  The amendments in this update require the Company to disclose significant segment expenses that are regularly provided to the chief operating decision makers, or CODMs, and are included within each reported measure of segment operating results.  The standard also requires the Company to disclose the total amount of any other items included in segment operating results which were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items.  In addition, the standard also requires disclosure of the CODM’s, title and position, as well as detail on how the CODM uses the reported measure of segment operating results to evaluate segment performance and allocate resources.  The standard also aligns interim segment reporting disclosure requirements with annual segment reporting disclosure requirements.  The Company will adopt the standard effective with our December 31, 2024 year end reporting, and the standard will be effective for interim reporting periods in fiscal years beginning after December 15, 2024, with early adoption permitted.  The standard requires retrospective application to all prior periods presented.  While the standard requires additional disclosures related to the Company’s reportable segments, management does not expect the standard to have an impact on the Company’s results of operations or cash flows due to the adoption of this guidance.

In December 2023, FASB issued amended guidance on Income Taxes: Improvements to Income Tax.  The amendments require the Company to provide further disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes.  The standard also requires the Company to annually disclose its income taxes paid (net of refunds received), disaggregated by jurisdiction.  The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted.  The standard is to be applied on a prospective basis, although optional retrospective application is permitted.  While the standard will require additional disclosures related to the Company’s income taxes, management does not expect the adoption of this guidance to have an impact on the Company’s results of operations or cash flows.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that express our “belief,” “anticipation” or “expectation,” as well as other statements that are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding the timing and results of our rate requests, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, including per- and polyfluoroalkyl substances (“PFAS”), regulations, our expectation of the timing of decisions by regulatory authorities, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, our ability to adjust our debt level, interest rate, maturity schedule and structure, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, anticipated growth in our non-regulated division, the impact of recent acquisitions on our ability to expand and foster relationships, anticipated investments in certain of our facilities and systems and the sources of funding for such investments, and the sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A - Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2023, and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, failure to receive regulatory approval, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as a representation of the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2024

OVERVIEW

Our profitability is primarily attributable to the sale of water and wastewater services in our regulated utility business.  Our regulated utility segment comprised 92.8% of total operating revenues for the three months ended March 31, 2024 and 92.4% for the three months ended March 31, 2023.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe these effects of weather are short term and do not materially affect the execution of our strategic initiatives.  Our wastewater services provide a revenue stream that is not affected by these changes in weather patterns.  We continue to seek growth opportunities to provide wastewater services in Delaware and the surrounding areas.

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

Regulated Water Subsidiaries

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue.  As of March 31, 2024, the number of metered water customers in Delaware increased approximately 1.3% compared to March 31, 2023.  The number of metered water customers in Maryland increased approximately 1.7% compared to March 31, 2023.  The number of metered water customers in Pennsylvania remained consistent compared to March 31, 2023.  For the three months ended March 31, 2024, approximately 2.0 billion gallons of water were distributed in our Delaware systems and approximately 24.3 million gallons of water were distributed in our Maryland systems.

Artesian Water filed an initial request with the DEPSC on April 28, 2023, further supplemented with a request filed on November 30, 2023, to implement new rates to meet a requested increase in revenue of 22.66%, or approximately $16.7 million, on an annualized basis.  The actual effective increase is less than 22.66% since Artesian Water has been permitted to recover specific investments made in infrastructure through the assessment of a 7.50% Distribution System Improvement Charge, or DSIC.  Since the DSIC rate is set to zero when temporary rates are placed into effect, customers would experience an incremental increase of 15.16%, the net of the overall 22.66% increase less the DSIC rate of 7.50% currently in effect, if the requested increase is granted in full by the DEPSC.  Artesian Water filed an interim rates application, which was approved, to place into effect on November 28, 2023 a temporary base rate increase of 15% of gross water sales on an annual basis and to reduce the 7.50% DSIC rate to zero, with such interim rates subject to refund, until permanent rates are determined by the DEPSC.  This is discussed further in Note 13 – Regulatory Proceedings.

Regulated Wastewater Subsidiaries

Artesian Wastewater and TESI own wastewater collection and treatment infrastructure and provide regulated wastewater services to customers in Sussex County, Delaware.  Artesian Wastewater Maryland is able to provide regulated wastewater services to customers in Maryland.  It is not currently providing these services in Maryland.  The majority of our residential and commercial wastewater customers are billed a flat monthly fee, and our large industrial wastewater customer is billed monthly based on wastewater flow, which contributes to providing a revenue stream unaffected by weather.  As of March 31, 2024, the number of Delaware wastewater customers increased approximately 6.0% compared to March 31, 2023.

Non-Utility Subsidiaries

Artesian Utility provides contract water and wastewater operation services to private, municipal, and governmental institutions.  Artesian Utility also offers three protection plans to customers, the WSLP Plan, the SSLP Plan, and the ISLP Plan.  SLP Plan customers are billed a flat monthly or quarterly rate, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  As of March 31, 2024, the eligible customers enrolled in the WSLP Plan, the SSLP Plan and the ISLP Plan increased 3.4%, 2.4% and 5.4%, respectively, compared to March 31, 2023.  The non-utility customers enrolled in one of our three protection plans decreased 0.6%.

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

We believe that Delaware’s generally lower cost of living in the region and availability of development sites in relatively close proximity to the Atlantic Ocean in Sussex County have resulted, and will continue to result, in increases to our customer base.  Delaware’s lower property and income tax rate make it an attractive region for new home development and retirement communities.  Substantial portions of Delaware currently are not served by a public water system, which could also assist in an increase to our customer base as systems are added.

In our regulated wastewater subsidiaries, we foresee significant growth opportunities and will continue to seek strategic partnerships and relationships with developers and governmental agencies to complement existing agreements for the provision of wastewater service on the Delmarva Peninsula. There are numerous locations in Sussex County where Artesian Wastewater’s and Sussex County’s facilities are connected or integrated to allow for the movement and disposal of wastewater generated by one or the other’s system in a manner that most efficiently and cost effectively manages wastewater transmission, treatment and disposal.  In addition, Artesian Wastewater plans to utilize our larger regional wastewater facilities to expand service areas to new customers while transitioning our smaller treatment facilities into regional pump stations in order to gain additional efficiencies in the treatment and disposal of wastewater. We believe this will reduce operational costs at the smaller treatment facilities in the future because they will be converted from treatment and disposal plants to pump stations to assist with transitioning the flow of wastewater from one regional facility to another.  In addition, Artesian’s Delaware wastewater subsidiaries are the sole regional regulated wastewater utilities in Delaware, which we believe will enable us to increase efficiencies in the treatment and disposal of wastewater and provide additional opportunities to expand our wastewater operations.

In April 2024, Artesian Wastewater received a permit from the Delaware Department of Natural Resources and Environmental Control and has commenced  construction of a 625,000 gallon per day regional wastewater treatment facility, including a primary receiving headworks at its Sussex Regional Recharge Facility, or SRRF.  SRRF previously provided a land disposal service for a commercial processing and treatment plant.  The new treatment facility will provide service for Artesian Wastewater’s regional system comprised primarily of residential and small commercial customers.  The construction will also include the primary receiving facility for untreated effluent, sized to allow for the expansion of the regional treatment system planned for the site.  The new treatment facility will utilize the existing disposal infrastructure.

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

Other Matters

Environmental, Health and Safety, and Water Quality Regulation

As required by the Safe Drinking Water Act, the U.S. Environmental Protection Agency, or EPA, establishes maximum contaminant levels, or MCLs, for various substances found in drinking water to ensure that the water is safe for human consumption.  On April 10, 2024, the EPA established MCLs for certain per- and polyfluoroalkyl substances, or PFAS, in drinking water.  Water utilities will be required to complete initial monitoring for PFAS by 2027 and to conduct ongoing compliance monitoring.  Water utilities also will be required to meet the new MCLs by April 2029 and to notify the public of any violations of the MCLs as of and after that date.  The Company has treatment installed for PFAS at several wellfields to date and has included installation of treatment at additional locations in 2024 in its capital budget, with any remaining necessary treatment planned to be installed before 2029.  The capital investment and operating costs for treatment of PFAS are anticipated to be recoverable in water rates charged to customers as approved by the applicable public service commission.  The Company is participating in the multi-district litigation class action settlements with certain manufacturers of PFAS seeking reimbursement of costs incurred and that will continue to be incurred.  See Note 16 – Legal Proceedings.

Results of Operations – Analysis of the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023.

Operating Revenues

Revenues totaled $24.5 million for the three months ended March 31, 2024, $2.0 million, or 9.1%, more than revenues for the three months ended March 31, 2023.

Water sales revenue increased $1.8 million, or 10.0%, for the three months ended March 31, 2024 from the corresponding period in 2023, primarily as a result of a temporary rate increase of net 7.50% of gross water sales placed into effect on November 28, 2023, as permitted under Delaware law, until permanent rates are determined by the DEPSC, and an increase in overall water consumption.  We realized 80.8% and 80.1% of our total operating revenue for the three months ended March 31, 2024 and March 31, 2023, respectively, from the sale of water.

Other utility operating revenue increased approximately $0.2 million, or 7.0%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.  This increase is primarily due to an increase in wastewater revenue associated with customer growth.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.8 million, or 5.6%, for the three months ended March 31, 2024, compared to the same period in 2023.

Utility operating expenses increased $0.7 million, or 6.1%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.  The net increase is primarily related to the following.

Supply and treatment costs increased $0.3 million, primarily associated with water treatment and distribution operations, including filter replacements costs and chemical costs.
Payroll and employee benefit costs increased $0.2 million, primarily related to an increase in overall compensation and an increase in medical benefit costs.
Purchased power and purchased water costs increased $0.1 million due to an increase in usage and utility operations.

Administrative costs increased $0.1 million, primarily due to an increase in outside service costs and rate filing costs, partially offset by a decrease in computer system maintenance and subscription fees.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 59.8% for the three months ended March 31, 2024, compared to 61.8% for the three months ended March 31, 2023.

Depreciation and amortization expense increased $0.2 million, or 7.5%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense increased $0.4 million, or 28.0%, primarily due to higher pre-tax income in 2024 compared to 2023.

Other Income

Other income decreased $0.2 million, primarily due to a $0.2 million decrease in allowance for funds used during construction, or AFUDC, as a result of lower long-term construction activity subject to AFUDC for the three months ended March 31, 2024 compared to the same period in 2023.

Interest Charges

Short-term debt interest decreased $0.3 million, primarily due to lower borrowing levels related to the Company’s lines of credit.

Net Income

Our net income applicable to common stock increased $0.7 million, or 19.1%.  Total operating revenues increased $2.0 million and interest charges decreased $0.3 million, offset by a $1.4 million increase in total operating expenses and a $0.2 decrease in other income.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the three months ended March 31, 2024 were $12.6 million of cash provided by operating activities and $5.2 million in net contributions and advances from developers.  We depend on the availability of capital for expansion, construction and maintenance.  We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations.

Operating Activities

One of our primary sources of liquidity for the three months ended March 31, 2024 was $12.6 million provided by cash flow from operating activities, compared to $10.5 million for the three months ended March 31, 2023.  The increase in cash flows from operating activities primarily resulted from higher material and supplies, income tax receivables, net income and prepaid expenses, offset by lower accounts receivables and accrued interest.  Cash flow from operating activities is primarily provided by our utility operations and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.  See Note 13 – Regulatory Proceedings. We will continue to borrow on available lines of credit in order to satisfy current liquidity needs.  In addition, the Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.

Investment Activities

The primary focus of our investments is to continue to provide high quality reliable service to our growing service territory.  Capital expenditures during the first three months of 2024 were $8.9 million compared to $16.8 million during the same period in 2023.  During the first three months of 2024, these investments include PFAS treatment equipment, relocation of facilities as a result of government mandates, renewals associated with the rehabilitation of aging infrastructure, installation of new main, purchase of new transportation equipment, and enhancing or improving existing treatment facilities and pumping stations to better serve our customers.  Developers contributed $2.7 million of these total investments during the first three months of 2024.

Financing Activities

For the three months ended March 31, 2024, cash flows provided by financing activities were $2.7 million, compared to $5.0 million for the three months ended March 31, 2023.  Our primary source of liquidity from financing activities for the three months ended March 31, 2024 was $5.2 million in net contributions and advances from developers and $0.8 million from the issuance of long-term debt.  The cash flows provided by financing activities decreased due to decreased borrowings of lines of credit and higher stock dividend payments.  We have several sources of liquidity to finance our investment in utility plant and other fixed assets.  We estimate that future investments will be financed by our operations and external sources.  We expect to fund our activities for the next twelve months using our projected cash generated from operations, bank credit lines, and capital market financing as needed to provide sufficient working capital to maintain normal operations, to meet our financing requirements and to expand through strategic acquisitions.  We believe that our cash on hand and future cash generated from the foregoing activities will provide adequate resources to fund our short-term and long-term capital, operating and financing needs. However, there is no assurance that we will be able to secure funding on terms acceptable to us, or at all.  Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by state public service commissions.

Material Cash Requirements

Lines of Credit and Long-Term Debt

At March 31, 2024, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of March 31, 2024, there was $40.0 million of available funds under this line of credit.  The interest rate is a one-month Daily Secured Overnight Financing Rate, or SOFR, plus 10 basis points, or Term SOFR, plus an applicable margin of 0.85%, which was increased to 1.10% effective August 3, 2023.  Term SOFR cannot be less than 0.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 20, 2024 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At March 31, 2024, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of March 31, 2024, there was $20.0 million of available funds under this line of credit.  The interest rate for borrowings under this line are either a daily SOFR rate plus 1.45% option or a term SOFR rate plus 1.45% option that is locked in for either one or three months.  The term of this line of credit expires on October 31, 2024.  Artesian Water expects to renew this line of credit.

The Company’s material cash requirements include the following lines of credit commitments and contractual obligations:

Material Cash Requirements	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$7,870	$15,659	$39,045	$198,313	$260,887
State revolving fund loans (principal and interest)	1,192	2,147	2,068	9,906	15,313
Promissory note (principal and interest)	961	1,923	1,924	9,410	14,218
Asset purchase contractual obligation (principal and interest)	333	647	---	---	980
Lines of credit	---	---	---	---	---
Operating leases	35	70	62	1,427	1,594
Operating agreements	77	113	103	727	1,020
Unconditional purchase obligations	876	1,559	114	298	2,847
Tank painting contractual obligation	626	157	---	---	783
Total contractual cash obligations	$11,970	$22,275	$43,316	$220,081	$297,642

Artesian’s long-term debt agreements and revolving lines of credit contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guarantee certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business.  As of March 31, 2024, we were in compliance with these covenants.

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

The asset purchase contractual obligation is related to the purchase of substantially all of the water operating assets from the Town of Clayton in May 2022, by Artesian Water.  The total purchase price was $5.0 million.  At closing, Artesian Water paid approximately $3.4 million.  The remaining $1.6 million is payable in equal annual installments on the anniversary date of the closing date.  Each annual installment is payable with interest at an annual rate of 2.0%.

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

Critical Accounting Estimates; Recent Accounting Pronouncements

This discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2023 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2023.  The preparation of those financial statements required management to make assumptions and estimates that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods.  Actual amounts or results could differ from those based on such assumptions and estimates.

Our critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2023.  There have been no changes in our critical accounting estimates.  Our significant accounting policies are described in our notes to the 2023 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2023.

Information concerning our implementation and the impact of recent accounting pronouncements issued by the FASB is included in the notes to our 2023 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2023 and also in the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.  We did not adopt any accounting policy in the first three months of 2024 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company’s exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds and the term of the promissory note, which have final maturity dates ranging from 2028 to 2049, and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks.  As of March 31, 2024 there were not any outstanding balances on the lines of credit.  An increase in the variable interest rates has resulted and is expected to continue to result in an increase in the cost of borrowing on these variable rate lines of credit.  Also, changes in SOFR could affect our operating results and liquidity.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing multi-year supply contracts at fixed prices.

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Periodically, we are involved in other proceedings or litigation arising in the ordinary course of business.  We do not believe that the ultimate resolution of these matters will materially affect our business, financial position or results of operations.  However, we cannot ensure that we will prevail in any litigation and, regardless of the outcome, may incur significant litigation expense and may have significant diversion of management attention.  For a full discussion of our current legal proceedings or litigation arising in the ordinary course of business, refer to Note 16  Legal Proceedings.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in such Annual Report on Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

(a) None.

(b) None.

(c) None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024.

ITEM 6 - EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a–14(a) under the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a–14(a) under the Securities Exchange Act of 1934, as amended. *

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350). **

101.BAL	Inline XBRL Condensed Consolidated Balance Sheets (unaudited)*
101.OPS	Inline XBRL Condensed Consolidated Statements of Operations (unaudited)*

101.CSH	Inline XBRL Condensed Consolidated Statements of Cash Flows (unaudited)*

101.NTS	Inline XBRL Notes to the Condensed Consolidated Financial Statements (unaudited)*

104	The cover page from Artesian Resources Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in Inline XBRL (contained in exhibit 101). *

*   Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: May 9, 2024	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial Officer)

*   Filed herewith
** Furnished herewith