Form 10-Q
period 2024-06-30
ARTESIAN RESOURCES CORP
filed 2024-08-07
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, 9,414,108 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	June 30, 2024	December 31, 2023
Utility plant, at original cost (less accumulated depreciation - 2024 - $185,089; 2023 - $185,170)	$723,823	$714,284
Current assets
Cash and cash equivalents	6,251	2,505
Accounts and other receivables (less provision for expected credit loss - 2024 - $338; 2023 - $328)	11,676	12,830
Income tax receivable	163	1,799
Unbilled operating revenues	2,813	1,934
Materials and supplies	4,763	5,983
Prepaid property taxes	3	2,269
Prepaid expenses and other	3,471	3,297
Total current assets	29,140	30,617
Other assets
Non-utility property (less accumulated depreciation - 2024 - $1,084; 2023 - $1,052)	3,624	3,693
Other deferred assets	8,962	8,504
Goodwill	1,939	1,939
Operating lease right of use assets	501	506
Total other assets	15,026	14,642
Regulatory assets, net	15,142	7,289
Total Assets	$783,131	$766,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity
Common stock	$10,296	$10,285
Preferred stock	—	—
Additional paid-in capital	143,663	143,369
Retained earnings	80,457	76,743
Total stockholders’ equity	234,416	230,397
Long-term debt, net of current portion	177,493	178,307
	411,909	408,704
Current liabilities
Lines of credit	—	—
Current portion of long-term debt	2,228	2,235
Accounts payable	7,801	9,697
Accrued expenses	4,870	3,519
Overdraft payable	74	9
Accrued interest	2,246	2,275
Income taxes payable	645	2
Customer and other deposits	2,898	2,983
Other	1,672	1,694
Total current liabilities	22,434	22,414

Commitments and contingencies

Deferred credits and other liabilities
Net advances for construction	2,593	2,797
Operating lease liabilities	499	503
Regulatory liabilities	33,467	25,676
Deferred investment tax credits	416	423
Deferred income taxes	51,044	58,381
Total deferred credits and other liabilities	88,019	87,780

Net contributions in aid of construction	260,769	247,934
Total Liabilities and Stockholders’ Equity	$783,131	$766,832
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues
Water sales	$22,501	$20,636	$42,326	$38,652
Other utility operating revenue	3,288	3,032	6,303	5,848
Non-utility operating revenue	1,627	1,583	3,331	3,246
Total Operating Revenues	27,416	25,251	51,960	47,746

Operating expenses
Utility operating expenses	12,179	11,626	24,136	22,899
Non-utility operating expenses	1,145	1,122	2,261	2,206
Depreciation and amortization	3,425	3,215	6,889	6,439
State and federal income taxes	1,945	1,593	3,627	2,906
Property and other taxes	1,524	1,487	3,130	3,027
Total Operating Expenses	20,218	19,043	40,043	37,477

Operating income	7,198	6,208	11,917	10,269

Other income, net
Allowance for funds used during construction (AFUDC)	367	588	653	1,046
Miscellaneous (expense) income	(65)	(12)	1,508	1,591

Income before interest charges	7,500	6,784	14,078	12,906

Interest charges	2,175	2,341	4,342	4,758

Net income applicable to common stock	$5,325	$4,443	$9,736	$8,148

Income per common share:
Basic	$0.52	$0.44	$0.95	$0.84
Diluted	$0.52	$0.44	$0.95	$0.84

Weighted average common shares outstanding:
Basic	10,293	9,998	10,290	9,752
Diluted	10,295	10,002	10,293	9,757

Cash dividends per share of common stock	$0.2955	$0.2840	$0.5852	$0.5624

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,736	$8,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,889	6,439
Amortization of debt expense	177	178
Amortization of deferred income tax regulatory liability	(267)	(222)
Provision for expected credit loss	97	91
Deferred income taxes, net	264	647
Stock compensation	125	116
AFUDC, equity portion	(443)	(648)

Changes in assets and liabilities:
Accounts and other receivables	690	1,468
Income tax receivable	1,636	640
Unbilled operating revenues	(879)	(45)
Materials and supplies	1,220	(1,086)
Income tax payable	643	181
Prepaid property taxes	2,266	2,183
Prepaid expenses and other	(174)	(948)
Other deferred assets	(475)	(494)
Regulatory assets	(187)	(279)
Regulatory liabilities	(177)	(38)
Accounts payable	(1,752)	(1,095)
Accrued expenses	34	158
Accrued interest	(29)	(91)
Customer deposits and other	65	(82)
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,459	15,221

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(18,372)	(32,314)
Proceeds from sale of assets	612	64
NET CASH USED IN INVESTING ACTIVITIES	(17,760)	(32,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments under lines of credit agreements	—	(23,477)
Borrowings under lines of credit agreements	—	3,303
Increase in overdraft payable	65	515
Proceeds from contributions in aid of construction and advances	8,965	10,951
Payouts for contributions in aid of construction and advances	(687)	(802)
Net proceeds from issuance of common stock	180	36,573
Equity issuance costs	—	(313)
Issuance of long-term debt	758	1,235
Dividends paid	(6,022)	(5,182)
Principal repayments of long-term debt	(1,212)	(1,160)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,047	21,643

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
Unaudited
(In thousands)

	For the Six Months Ended June 30,
	2024	2023

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,746	4,614

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,505	1,309

CASH AND CASH EQUIVALENTS AT END OF PERIOD	6,251	5,923

Supplemental Disclosures of Cash Flow Information
	For the Six Months Ended June 30,
	2024	2023
Non-cash Investing and Financing Activity:
Utility plant received as construction advances and contributions	$6,696	$1,726

Change in amounts included in accounts payable, accrued payables and other related to capital expenditures	1,008	(1,168)

Interest paid	$4,193	$4,849
Income taxes paid	$1,984	$2,076
Income taxes refunded	$701	$—

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Unaudited
(In thousands)

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2022	8,621	881	$8,621	$881	$107,143	$71,286	$187,931
Net income	—	—	—	—	—	3,705	3,705
Cash dividends declared
Common stock	—	—	—	—	—	(2,646)	(2,646)
Issuance of common stock
Dividend reinvestment plan	2	—	2	—	91	—	93
Employee stock options and awards(4)	—	—	—	—	56	—	56
Employee Retirement Plan(3)	—	—	—	—	—	—	—
Balance as of March 31, 2023	8,623	881	8,623	881	107,290	72,345	189,139
Net income	—	—	—	—	—	4,443	4,443
Cash dividends declared
Common stock	—	—	—	—	—	(2,700)	(2,700)
Issuance of common stock
Public offering, net of costs	764	—	764	—	35,467	—	36,231
Dividend reinvestment plan	2	—	2	—	98	—	100
Employee stock options and awards(4)	5	—	5	—	55	—	60
Employee Retirement Plan(3)	—	—	—	—	—	—	—
Balance as of June 30, 2023	9,394	881	9,394	881	142,910	74,088	227,273

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2023	9,404	881	$9,404	$881	$143,369	$76,743	$230,397
Net income	—	—	—	—	—	4,411	4,411
Cash dividends declared
Common stock	—	—	—	—	—	(2,980)	(2,980)
Issuance of common stock
Dividend reinvestment plan	3	—	3	—	87	—	90
Employee stock options and awards(4)	—	—	—	—	68	—	68
Employee Retirement Plan(3)	—	—	—	—	—	—	—
Balance as of March 31, 2024	9,407	881	9,407	881	143,524	78,174	231,986
Net income	—	—	—	—	—	5,325	5,325
Cash dividends declared
Common stock	—	—	—	—	—	(3,042)	(3,042)
Issuance of common stock
Dividend reinvestment plan	3	—	3	—	87	—	90
Employee stock options and awards(4)	5	—	5	—	52	—	57
Employee Retirement Plan(3)	—	—	—	—	—	—	—
Balance as of June 30, 2024	9,415	881	9,415	881	143,663	80,457	234,416

(1)	At June 30, 2024 and June 30, 2023, Class A Stock had 15,000,000 shares authorized. For the same periods, shares issued, inclusive of treasury shares, were 9,443,071 and 9,422,321, respectively.
(2)	At June 30, 2024 and June 30, 2023, Class B Stock had 1,040,000 shares authorized and 881,452 shares issued.
(3)	Artesian Resources Corporation registered 200,000 shares of Class A Stock, subsequently adjusted for stock splits, available for purchase through the Company’s 401(k) retirement plan.
(4)
Under the Equity Compensation Plan, effective December 9, 2015, or the 2015 Plan, Artesian Resources Corporation authorized up to 331,500 shares of Class A Stock for issuance of grants in the form of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the 2015 Plan. Includes stock compensation expense for June 30, 2024, and June 30, 2023.  See Note 8 - Stock Compensation Plans.

See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Artesian Resources Corporation, or Artesian Resources, includes income from the earnings of all of our wholly-owned subsidiaries. The terms "we", "our", "Artesian" and the "Company" as used herein refer to Artesian Resources and its subsidiaries.

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

Artesian Utility also offers three protection plans to customers, the Water Service Line Protection Plan, or WSLP Plan, the Sewer Service Line Protection Plan, or SSLP Plan, and the Internal Service Line Protection Plan, or ISLP Plan (collectively, SLP Plan or SLP Plans).  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers’ leaking water service lines up to an annual limit. The SSLP Plan covers all parts, material and labor required to repair or replace participating customers’ leaking or clogged sewer lines up to an annual limit.  The ISLP Plan enhances available coverage to include water and wastewater lines within customers’ residences up to an annual limit.

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

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for Form 10-Q.  Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information provided not misleading.  Accordingly, these condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes in the Company’s annual report on Form 10-K for fiscal year 2023 as filed with the SEC on March 18, 2024.

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company’s balance sheet position as of June 30, 2024, the results of its operations for the three and six-month periods ended June 30, 2024 and June 30, 2023, its cash flows for the six-month periods ended June 30, 2024 and June 30, 2023 and the changes in stockholders’ equity for the three and six-month periods ended June 30, 2024 and June 30, 2023.  The December 31, 2023 Condensed Consolidated Balance Sheet was derived from the Company’s December 31, 2023 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.

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

Regulated Utility Accounting

The accounting records of Artesian Water, Artesian Wastewater and TESI, are maintained in accordance with the uniform system of accounts as prescribed by the Delaware Public Service Commission, or the DEPSC.  The accounting records of Artesian Water Pennsylvania are maintained in accordance with the uniform system of accounts as prescribed by the Pennsylvania Public Utility Commission, or the PAPUC.  The accounting records of Artesian Water Maryland and Artesian Wastewater Maryland are maintained in accordance with the uniform system of accounts as prescribed by the Maryland Public Service Commission, or the MDPSC.  All these subsidiaries follow the provisions of Financial Accounting Standards Board, or FASB, ASC Topic 980, which provides guidance for companies in regulated industries. These regulated subsidiaries account for the majority of our operating revenue. See Note 17 - Business Segment Information to our Condensed Consolidated Financial Statements for a full description of our segment information.

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

Allowance for Funds Used during Construction, or AFUDC, is a non-cash credit to income with a corresponding charge to utility plant that represents the cost of borrowed funds and a return on equity funds devoted to plant under construction.

Utility plant comprises:
In thousands

	Estimated Useful Life (In Years)		Estimated Useful Life (In Years)
	Effective June 12, 2024	June 30, 2024		December 31, 2023
Utility plant at original cost
Utility plant in service-Water
Intangible plant	—	$140	—	$140
Source of supply plant	45-85	30,214	45-85	29,960
Pumping and water treatment plant	15-64	129,961	8-62	130,337
Transmission and distribution plant
Mains	73-81	373,562	81	370,977
Services	39-58	61,935	39	60,818
Storage tanks	70-76	39,704	76	40,933
Meters	16-26	30,301	26	30,318
Hydrants	60-68	19,293	60	18,980
General plant	5-81	57,955	5-31	67,317

Utility plant in service-Wastewater
Intangible plant	—	116	—	116
Treatment and disposal plant	20-81	69,812	20-81	67,789
Collection mains & lift stations	81	55,294	81	51,539
General plant	5-31	2,556	5-31	2,478

Property held for future use	—	3,705	—	4,028
Construction work in progress	—	34,364	—	23,724
		908,912		899,454
Less – accumulated depreciation		185,089		185,170
		$723,823		$714,284

Depreciation and Amortization

For financial reporting purposes, depreciation is recorded using the straight-line method at rates based on estimated economic useful lives, which range from 5 to 85 years.  Composite depreciation rates for water utility plant were 1.92% and 2.13% for June 30, 2024 and December 31, 2023, respectively.   In a rate order issued by the DEPSC, the Company was directed effective June 12, 2024, to begin using revised depreciation rates for utility plant in Artesian Water, which are based on the estimated useful life years noted in the table above.  Artesian Water offsets depreciation recorded on utility plant by depreciation on utility property funded by Contributions in Aid of Construction, or CIAC, and Advances for Construction, or Advances, respectively.  This reduction in depreciation expense is also applied to outstanding CIAC and Advances.  Other deferred assets are amortized using the straight-line method over applicable lives, which range from 20 to 24 years.

NOTE 3 – REVENUE RECOGNITION

Background

Artesian’s operating revenues are primarily derived from contract services based upon regulated tariff rates approved by the DEPSC, the MDPSC, and the PAPUC.  Regulated tariff contract service revenues consist of water consumption, industrial wastewater services, fixed fees for water and wastewater services including customer and fire protection fees, service charges and Distribution System Improvement Charges, or DSIC, billed to customers at rates outlined in our tariffs that represent stand-alone selling prices.  Our non-tariff contract revenues, which are primarily non-utility revenues, are derived from SLP Plan fees, water and wastewater contract operations, design and installation contract services, and wastewater inspection fees.  Other regulated operating revenue are derived from developer guarantee contributions for wastewater and rental income for antenna agreements, which are not considered in the scope of Accounting Standards Codification 606, Revenue from Contracts with Customers.

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

Artesian generates revenue from interim temporary rates.  In Delaware, utilities are permitted by law to place rates into effect, under bond, on a temporary basis, pending resolution of an application for a base rate increase by the DEPSC.  Temporary rate revenue is calculated as a percentage increase on tariff rates.  We recognize this revenue based on the same guidelines as noted above depending on whether the additional rate was applied to consumption revenue or fixed-fee revenue.  Until final rates are determined by the DEPSC, if it is probable that a refund of revenue associated with temporary rates will occur, a reserve would be recorded reducing revenue from temporary rates.  Temporary rates that were previously effective as of November 28, 2023, were replaced with final rates effective June 12, 2024, with no reserve or reduction to previously recorded revenue, as approved by the DEPSC.

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

Artesian generates design and installation revenue for services related to the design and construction of wastewater infrastructure for a state agency under contract.  We recognize revenue from these services over time as services are performed using the percentage-of-completion method based on an input method of incurred costs (cost-to-cost).  These services are invoiced at the end of every month based on incurred costs to date.  As of June 30, 2024, there is no associated contract asset or liability.  There is no provision for expected credit loss or bad debt expense associated with this revenue.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by service type; all revenues are generated within a similar geographical location:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Tariff Revenue
Consumption charges	$15,176	$12,936	$27,486	$23,383
Fixed fees	9,102	8,028	18,422	16,066
Service charges	178	174	380	354
DSIC	—	1,340	—	2,519
Metered wastewater services	205	146	344	251
Industrial wastewater services	524	402	923	848
Total Tariff Revenue	$25,185	$23,026	$47,555	$43,421

Non-Tariff Revenue
Service line protection plans	$1,424	$1,372	$2,854	$2,735
Contract operations	238	276	505	521
Design and installation	5	16	59	121
Inspection fees	136	109	212	187
Total Non-Tariff Revenue	$1,803	$1,773	$3,630	$3,564

Other Operating Revenue	$428	$452	$775	$761

Total Operating Revenue	$27,416	$25,251	$51,960	$47,746

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	June 30, 2024	December 31, 2023

Contract Assets – Tariff	$3,442	$3,043

Deferred Revenue
Deferred Revenue – Tariff	$1,744	$1,300
Deferred Revenue – Non-Tariff	873	539
Total Deferred Revenue	$2,617	$1,839

For the six months ended June 30, 2024, the Company recognized revenue of $1.3 million from amounts that were included in Deferred Revenue – Tariff at the beginning of the year and revenue of $0.4 million from amounts that were included in Deferred Revenue – Non- Tariff at the beginning of the year.

The changes in Contract Assets and Deferred Revenue are primarily due to normal timing differences between our performance and customer payments.

Remaining Performance Obligations

As of June 30, 2024 and December 31, 2023, Deferred Revenue – Tariff is recorded net of contract assets within Unbilled operating revenues and represents our remaining performance obligations for our fixed fee water and wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of June 30, 2024 and December 31, 2023, Deferred Revenue – Non-Tariff is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services, contract water operation services and wastewater inspections, which are expected to be satisfied and associated revenue recognized within the next three months, approximately five years and one year, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the invoiced amounts. As set forth in a settlement agreement, Artesian Water will receive reimbursements from the Delaware Sand and Gravel Remedial Trust, or Trust, for Artesian Water’s past capital and operating costs, totaling approximately $10.0 million, related to the treatment costs associated with the release of contaminants from the Delaware Sand & Gravel Landfill Superfund Site, or Site, in groundwater that Artesian Water uses for public potable water supply.  Two installments for approximately $2.5 million each were paid in August 2022 and July 2023.  The remaining $5.0 million is payable in two equal installments, one of which was paid in July 2024 and the final payment is due no later than July 2025.  In addition, the Trust shall reimburse Artesian Water for documented reasonable and necessary capital and operating costs after July 1, 2021 that Artesian Water incurs to treat contaminants of concern and of emerging concern.

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

	June 30,	December 31,	December 31,
(in thousands)	2024	2023	2022

Customer accounts receivable – water	$7,437	$6,573	$5,981
Customer accounts receivable – wastewater	696	644	637
Customer accounts receivable – SLP Plan	392	409	384
Settlement agreement receivable – short term	2,500	2,747	2,532
Developer receivable	798	2,089	1,151
Miscellaneous receivable	191	696	3,242
	12,014	13,158	13,927
Less: provision for expected credit loss	338	328	416
Net accounts receivable	$11,676	$12,830	$13,511

NOTE 5 – LEASES

The Company leases land and office equipment under operating leases from non-related parties.  Our leases have remaining lease terms of 4 years to 72 years, some of which include options to automatically extend the leases for up to 66 years and are included as part of the lease liability and right of use assets as we expect to exercise the options.  Payments made under operating leases are recognized in the condensed consolidated statement of operations on a straight-line basis over the period of the lease.  The annual lease payments for the land operating leases increase each year either by the most recent increase in the Consumer Price Index or by 3%, as applicable based on the lease agreements.  Periodically, the annual lease payment for one operating land lease is determined based on the fair market value of the applicable parcel of land.  None of the operating leases contain contingent rent provisions.  The commencement date of all the operating leases is the earlier of the date we become legally obligated to make rent payments or the date we may exercise control over the use of the land or equipment.  The Company currently does not have any financing leases and does not have any lessor leases that require disclosure.

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

Rent expense for all operating leases, except those with terms of 12 months or less comprises:

	(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Minimum rentals	$4	$4	$8	$6
Contingent rentals	—	—	—	—

	$4	$4	$8	$6

Supplemental cash flow information related to leases is as follows:

	(in thousands)
	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8	$6
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$501	$500

Supplemental balance sheet information related to leases is as follows:
	(in thousands, except lease term and discount rate)
	June 30, 2024	December 31, 2023

Operating Leases:
Operating lease right-of-use assets	$501	$506

Other current liabilities	$9	9
Operating lease liabilities	499	503
Total operating lease liabilities	$508	$512

Weighted Average Remaining Lease Term
Operating leases	57 years	58 years
Weighted Average Discount Rate
Operating leases	5.0%	5.0%

Maturities of operating lease liabilities that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2024 are as follows:

(in thousands)
Operating Leases
Year
2024	$35
2025	35
2026	35
2027	34
2028	27
Thereafter	1,424
Total undiscounted lease payments	$1,590
Less effects of discounting	(1,082)
Total lease liabilities recognized	$508

As of June 30, 2024, we have not entered into operating or finance leases that will commence at a future date.

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

Long-term Financial Liabilities

As of June 30, 2024 and December 31, 2023, all of the Company’s outstanding long-term debt interest rates were a fixed-rate.  The fair value of the Company’s long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  Level 2 is valued using observable inputs other than quoted prices.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources’ long-term debt (including current portion) are shown below:

(in thousands)
	June 30, 2024	December 31, 2023
Carrying amount	$179,721	$180,542
Estimated fair value	157,520	162,720

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

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  The Company establishes reserves for uncertain tax positions based upon management’s judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known. For the full year 2023, the Company accrued approximately $12,000 in penalties and interest related to positions taken on the 2022 corporate income tax return.  For the six months ended June 30, 2024, the Company has accrued approximately $9,000 in penalties and interest related to positions taken on the 2022 corporate income tax return.  The Company remains subject to examination by federal and state authorities for the tax years 2020 through 2023.

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

On May 6, 2024, 5,000 shares of Class A Common Stock, or Class A Stock, were granted as restricted stock awards.  The fair value per share was $37.07, the closing price of the Class A Stock as recorded on the Nasdaq Global Select Market on May 6, 2024.  These restricted stock awards will be fully vested and released one year after the grant date and, prior to their vesting date, are subject to forfeiture in the event of the recipient’s termination of service.

On May 9, 2023, 5,000 shares of Class A Common Stock, or Class A Stock, were granted as restricted stock awards.  The fair value per share was $54.88, the closing price of the Class A Stock as recorded on the Nasdaq Global Select Market on May 9, 2023.  These restricted stock awards were fully vested and released one year after the grant date.

Compensation expense, for the three and six months ended June 30, 2024 of approximately $57,000 and $125,000, respectively, was recorded for restricted stock awards issued in May 2023 and May 2024.  Compensation expense, for the three and six months ended June 30, 2023 of approximately $60,000 and $116,000, respectively, was recorded for restricted stock awards issued in May 2022 and May 2023.  Costs were determined based on the fair value on the dates of the awards and those costs were charged to income over the service periods associated with the awards.

There was no stock compensation cost capitalized as part of an asset.

The following summary reflects changes in the shares of Class A Stock underlying options and restricted stock awards for the six months ended June 30, 2024:

	Restricted Awards
	Outstanding Restricted Stock Awards	Weighted Average Grant Date FairValue
Restricted stock awards
Outstanding at January 1, 2024	5,000	$54.88
Granted	5,000	37.07
Exercised/vested and released	(5,000)	54.88
Expired/cancelled	—	—
Outstanding at June 30, 2024	5,000	$37.07

Exercisable/vested at June 30, 2024	—	—

There were no options exercised during the six months ended June 30, 2024.

There were no unvested option shares outstanding under the 2015 Plan during the six months ended June 30, 2024.

As of June 30, 2024, there were no unrecognized expenses related to non-vested option shares granted under the 2015 Plan.

As of June 30, 2024, there was $157,000 total unrecognized expenses related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.85 years, the remaining vesting period for the restricted stock awards.

NOTE 9 – GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide regulated water utility service to customers within their established service territory in all three counties of Delaware and in portions of Maryland and Pennsylvania, pursuant to rates filed with and approved by the DEPSC, the MDPSC and the PAPUC.  As of June 30, 2024, Artesian Water was serving approximately 96,600 customers, Artesian Water Maryland was serving approximately 2,600 customers and Artesian Water Pennsylvania was serving approximately 40 customers.

Artesian Wastewater and TESI provide regulated wastewater utility service to customers within their established service territory in Sussex County, Delaware pursuant to rates filed with and approved by the DEPSC.  As of June 30, 2024, Artesian Wastewater and TESI were serving approximately 8,300 customers combined, including one large industrial customer.

NOTE 10 – OTHER DEFERRED ASSETS

The investment in CoBank, ACB, or CoBank, which is a cooperative bank, is related to certain outstanding First Mortgage Bonds and is a required investment in the bank based on the underlying long-term debt agreements. The settlement agreement receivable is related to the long-term portion of reimbursements due in 2025 as further discussed in Note 4 - Accounts Receivable.

(in thousands)	June 30, 2024	December 31, 2023

Investment in CoBank	$6,425	$5,882
Settlement agreement receivable-long term	2,496	2,496
Other deferred assets	41	126
	$8,962	$8,504

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

Affiliated interest agreement deferred costs relate to the regulatory and administrative costs resulting from efforts necessary to secure water allocations in Artesian Water Pennsylvania’s territory for the provision of service to the surrounding area and interconnection to Artesian Water Pennsylvania’s affiliate regulated water utility Artesian Water.  These costs were specifically included for cost recovery pursuant to an Affiliated Interest Agreement between Artesian Water and Artesian Water Pennsylvania and were approved for recovery by the PAPUC and were reclassified from deferred costs to a regulatory asset in 2022. Amortization of these deferred costs began in the fourth quarter of 2023.

Deferred acquisition adjustments represent the excess payment for purchases of utility plant from Delaware municipalities over the determined original cost net of depreciation.  Deferred acquisition costs represent the closing cost associated with the acquisitions.  Costs of $3.7 million were reclassified from net utility plant and $0.1 million were reclassified from contributions in aid of construction, which will be recovered in customer rates effective June 12, 2024 as part of the DEPSC approved settlement agreement for the Artesian Water rate application filed on April 28, 2023.

Unrecovered reserve for depreciation of $4.3 million is the result of the implementation of a change in depreciation methods for certain general plant assets that will be recovered in customer rates effective June 12, 2024 as part of the DEPSC approved settlement agreement for the Artesian Water rate application filed on April 28, 2023.

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Deferred contract costs and other	5
Rate case studies	5
Delaware rate proceedings	3
Debt related costs	15 to 30 (based on term of related debt)
Deferred costs affiliated interest agreement	20
Goodwill (Mountain Hill Water Company acquisition in 2008)	50
Deferred acquisition and franchise costs - Maryland	20 – 80
Deferred acquisition costs - Delaware	20
Deferred acquisition adjustments - Delaware	36 – 62
Unrecovered reserve for depreciation (general plant assets)	5

Regulatory assets, net of amortization, comprise:
	(in thousands)
	June 30, 2024	December 31, 2023

Deferred contract costs and other	$175	$209
Rate case studies	159	166
Delaware rate proceedings	559	355
Deferred income taxes	434	444
Debt related costs	4,145	4,322
Deferred costs affiliated interest agreement	1,082	1,110
Goodwill	254	258
Deferred acquisition and franchise costs – Maryland	407	425
Deferred acquisition costs – Delaware	237	–
Deferred acquisition adjustments – Delaware	3,395	–
Unrecovered reserve for depreciation	4,295	–
	$15,142	$7,289

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

Deferred settlement refunds consist of reimbursements from the Delaware Sand and Gravel Remedial Trust for Artesian Water’s past capital and operating costs, totaling approximately $10.0 million, related to the treatment costs associated with the release of contaminants from the Delaware Sand & Gravel Landfill Superfund Site in groundwater that Artesian Water uses for public potable water supply, pursuant to the Settlement Agreement.  Two installments for approximately $2.5 million each were paid in August 2022 and July 2023.  The remaining $5.0 million is payable in two equal installments, one of which was paid in July 2024 and the final payment is due no later than July 2025. Artesian Water received approval from the DEPSC in October 2022 to refund to its customers these reimbursements for past capital and operating costs.  The refund for the reimbursements will be applied to current and future customer bills in annual installments. The first two refunds occurred in October 2022 and August 2023. Future customer refunds will occur no later than August 2024 and August 2025.  The amount of the credit will be calculated by dividing the amount of the reimbursement by the number of eligible customers.  Beginning in 2022, Artesian Water began recording 2022 and future recovery of capital expenditures as Contributions in Aid of Construction and began recording expense recovery as an offset to operations and maintenance expense, with the intention that those recoveries will be available for inclusion and consideration in any future rate applications.

Pursuant to the enactment of the Tax Cuts and Jobs Act, or TCJA, on December 22, 2017, the Company adjusted its existing deferred income tax balances to reflect the decrease in the corporate income tax rate from 34% to 21% (see Note 7 – Income Taxes ) resulting in a decrease in the net deferred income tax liability of $24.3 million, of which $22.8 million was reclassified to a regulatory liability related to Artesian Water and Artesian Water Maryland.  The regulatory liability amount is subject to certain Internal Revenue Service normalization rules that require the benefits to customers be spread over the remaining useful life of the underlying assets giving rise to the associated deferred income taxes.  On January 31, 2019, the DEPSC approved Artesian Water to amortize the regulatory liability amount of $22.2 million over a period of 49.5 years beginning February 1, 2018, subject to audit at a later date. In May 2022, Artesian Water received a rate order from the DEPSC instructing Artesian Water to continue amortizing the liability over a period of 49.5 years, subject to review in Artesian Water’s next base rate filing. On June 12, 2024, the DEPSC approved a settlement agreement for the Artesian Water rate application, filed on April 28, 2023, that required two changes to the deferred income tax regulatory liability effective June 12, 2024.  A $7.6 million gross-up adjustment was recorded to reflect the benefit customers would receive from the implementation of new base rates and $4.0 million of the regulatory liability, which represents costs not subject to IRS normalization rules, is now required to be amortized over a six-year period rather than 49.5 years.  The MDPSC has not issued a final order on the regulatory liability amount of $0.6 million regarding the effects of the TCJA on Maryland customers.

Regulatory liabilities comprise:
	(in thousands)
	June 30, 2024	December 31, 2023

Utility plant retirement cost obligation	$334	$—
Deferred settlement refunds	4,991	4,991
Deferred income taxes (related to TCJA)	28,142	20,685
	$33,467	$25,676

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

Artesian Water filed an initial request with the DEPSC on April 28, 2023, further supplemented with a request filed on November 30, 2023, to implement new rates to meet a requested increase in revenue of approximately $16.7 million, on an annualized basis, or 22.7%.  The DEPSC approved and Artesian Water implemented a temporary rate increase effective November 28, 2023 of approximately $10.8 million, on an annualized basis, or 14.6%, subject to refund, and reduced the DSIC previously in effect from approximately 7.5% to zero.  On May 22, 2024, Artesian Water, the Staff of the DEPSC, and the Division of the Public Advocate, or DPA, (collectively, the Parties) entered into an agreement, or Settlement Agreement, to settle Artesian Water’s April 2023 application to implement new rates.  On June 12, 2024, a DEPSC order was issued approving the settlement agreement entered into on May 22, 2024 between the Parties. The Settlement Agreement authorizes a total increase in the revenue requirement of $11.2 million, on an annualized basis, or approximately 15.2%, with a rate effective date of June 12, 2024, which encompasses a 9.5% return on common equity and an overall rate of return on rate base of 6.75%. Temporary rates that were in effect since November 28, 2023 were replaced with the final approved rates from the Settlement Agreement. Revised depreciation rates for utility plant and revised amortization rates for certain regulatory assets and liabilities were also approved effective June 12, 2024.

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

The following table summarizes (1) Artesian Water’s last two applications with the DEPSC to collect DSIC rates and (2) the rate upon which eligible plant improvements was based:

Application Date	11/20/2020	05/30/2024
DEPSC Approval Date	12/14/2020	06/12/2024
Effective Date	01/01/2021	07/01/2024
Cumulative DSIC Rate	7.50%	0.34%
Net Eligible Plant Improvements – Cumulative Dollars (in millions)	$43.1	$2.0
Eligible Plant Improvements – Installed Beginning Date	10/01/2014	10/01/2023
Eligible Plant Improvements – Installed Ending Date	04/30/2019	04/30/2024

On June 12, 2024, the DEPSC approved Artesian Water’s application to implement a DSIC rate of 0.34%, effective July 1, 2024.  Effective January 1, 2021, Artesian Water was permitted to recover specific investments made in infrastructure through the assessment of a 7.50% DSIC.  The January 1, 2021 DSIC rate was reset to zero when the temporary base rate increase was placed into effect on November 28, 2023.  The July 1, 2024 DSIC is subject to periodic audit by the DEPSC.  For the three and six months ended June 30, 2024, DSIC revenue was zero.  For the three and six months ended June 30, 2023, we earned approximately $1.3 million and $2.5 million in DSIC revenue.

NOTE 14 – NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards.

The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Weighted average common shares outstanding during the period for basic computation	10,293	9,998	10,290	9,752
Dilutive effect of employee stock options and awards	2	4	3	5

Weighted average common shares outstanding during the period for diluted computation	10,295	10,002	10,293	9,757

For the three and six months ended June 30, 2024 and 2023, no shares of restricted stock awards were excluded from the calculations of diluted net income per share.

The Company has 15,000,000 authorized shares of Class A Non-Voting Stock, and 1,040,000 authorized shares of Class B Stock. As of June 30, 2024, 9,414,094 shares of Class A Non-Voting Stock and 881,452 shares of Class B Stock were issued and outstanding. As of June 30, 2023, 9,393,344 shares of Class A Non-Voting Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share.

Equity per common share was $22.78 and $23.00 at June 30, 2024 and December 31, 2023, respectively. These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on June 30, 2024 and December 31, 2023, respectively.

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

Several of the water systems of Artesian Resources’ subsidiaries are claimants in two multi-district litigation, or MDL, class action settlements designed to resolve Claims for per - and polyfluoroalkyl substances, or  PFAS, contamination in Public Water Systems’ Drinking Water, as those terms are defined in the respective Agreements (the “Settlements”), which are with two groups of settling defendants on behalf of: (1) the 3M company (“3M”); and (2) E.I. Du Pont de Nemours and Company (n/k/a Eidp, Inc.), DuPont de Nemours Inc., The Chemours Company, The Chemours Company FC, LLC, and Corteva, Inc. (collectively, “DuPont”).  Phase One Public Water System Settlement Claims Forms have been submitted on behalf of Artesian Resources’ eligible systems in each of the Settlements. The amount of any recovery, if any, by Artesian Resources’ subsidiaries is uncertain.

Several of the water systems of Artesian Resources’ subsidiaries are eligible claimants in the MDL class action settlement designed to resolve Claims for PFAS contamination in Public Water Systems’ Drinking Water, as those terms are defined in the settlement agreement of settling defendants Tyco Fire Products LP and Chemguard, Inc. (the “Tyco Settlement”).  The Tyco Settlement is not yet effective.  The deadline for eligible claimants to submit requests for exclusion from the settlement is September 23, 2024.  The amount of any recovery, if any, by Artesian Resources’ subsidiaries is uncertain.

Several of the water systems of Artesian Resources’ subsidiaries may be eligible claimants in the MDL class action settlement designed to resolve Claims for PFAS contamination in Public Water Systems’ Drinking Water, as those terms are defined in the settlement agreement of settling defendant BASF Corporation (the “BASF Settlement”).  The BASF Settlement is not yet effective.  The deadline for eligible claimants to submit requests for exclusion from the settlement is October 15, 2024.  The amount of any recovery, if any, by Artesian Resources’ subsidiaries is uncertain.

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

The accounting policies of the operating segments are the same as those described in Note 2 – Basis of Presentation.  The Regulated Utility segment includes inter-segment costs related to leased office space provided by one non-utility business, calculated on the lower of cost or market method, which are eliminated to reconcile to the  Condensed Consolidated Statements of Operations.  The Regulated Utility segment also allocates certain corporate costs to the non-utility businesses.  The measurement of depreciation, interest, and capital expenditures are predominately related to our Regulated Utility segment.  These amounts in our non-utility business are negligible and account for approximately less than 1% of condensed consolidated amounts as of June 30, 2024 and June 30, 2023.

(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Regulated Utility	$25,789	$23,668	$48,630	$44,501
Other (non-utility)	1,685	1,637	3,448	3,353
Inter-segment elimination	(58)	(54)	(118)	(108)
Consolidated Revenues	$27,416	$25,251	$51,960	$47,746

Operating Income:
Regulated Utility	$6,907	$6,013	$11,265	$9,717
Other (non-utility)	291	195	652	552
Consolidated Operating Income	$7,198	$6,208	$11,917	$10,269

Income Taxes:
Regulated Utility	$1,725	$1,303	$3,151	$2,370
Other (non-utility)	220	290	476	536
Consolidated Income Taxes	$1,945	$1,593	$3,627	$2,906

	June 30, 2024	December 31, 2023
Assets:
Regulated Utility	$773,350	$760,339
Other (non-utility)	9,781	6,493
Consolidated Assets	$783,131	$766,832

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that express our "belief," "anticipation" or "expectation," as well as other statements that are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding the timing and results of our rate requests, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, including per- and polyfluoroalkyl substances (“PFAS”) regulations, our expectation of the timing of decisions by regulatory authorities, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, our ability to adjust our debt level, interest rate, maturity schedule and structure, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, anticipated growth in our non-regulated division, the impact of recent acquisitions on our ability to expand and foster relationships, anticipated investments in certain of our facilities and systems and the sources of funding for such investments, and the sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A - Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2023, and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, failure to receive regulatory approval, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as a representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2024

OVERVIEW

Our profitability is primarily attributable to the sale of water and wastewater services in our regulated utility business.  Our regulated utility segment comprised 93.3% of total operating revenues for the six months ended June 30, 2024 and 93.0% for the six months ended June 30, 2023.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe these effects of weather are short term and do not materially affect the execution of our strategic initiatives.  Our wastewater services provide a revenue stream that is not affected by these changes in weather patterns.  We continue to seek growth opportunities to provide wastewater services in Delaware and the surrounding areas.

Our profitability is also attributed to other non-utility business, such as various contract operations, SLP Plans and other services we provide.  Our contract operations, SLP Plans and other services also provide a revenue stream that is not affected by changes in weather patterns.  We also continue to explore and develop relationships with developers and municipalities in order to increase revenues from contract water and wastewater operations, wastewater management services, and design, construction and engineering services.  We plan to continue developing and expanding our contract operations and other services in a manner that complements our growth in water service to new customers.  Our anticipated growth in these areas is subject to changes in residential and commercial construction, which may be affected by interest rates, inflation and general housing and economic market conditions.  We anticipate continued growth in our non-utility subsidiaries mostly due to our SLP Plans.

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

Regulated Water Subsidiaries

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue.  As of June 30, 2024, the number of metered water customers in Delaware increased approximately 1.3% compared to June 30, 2023.  The number of metered water customers in Maryland increased approximately 2.0% compared to June 30, 2023.  The number of metered water customers in Pennsylvania remained consistent compared to June 30, 2023.  For the six months ended June 30, 2024, approximately 4.4 billion gallons of water were distributed in our Delaware systems and approximately 53.8 million gallons of water were distributed in our Maryland systems.

Artesian Water filed an initial request with the DEPSC on April 28, 2023, further supplemented with a request filed on November 30, 2023, to implement new rates to meet a requested increase in revenue of approximately $16.7 million, on an annualized basis, or 22.7%.  Temporary rates of approximately $10.8 million, on an annualized basis, or 14.6%, that were in effect since November 28, 2023 were replaced with the final approved rates pursuant to a DEPSC order that authorized a total increase in water sales revenue of $11.2 million on an annualized basis, or approximately 15.2%, with a rate effective date of June 12, 2024.  In addition, on June 12, 2024, the DEPSC approved Artesian Water’s application to implement a DSIC rate of 0.34%, effective July 1, 2024.  The previous DSIC rate of 7.50% was reset to zero when the temporary base rate increase was placed into effect on November 28, 2023.  This is discussed further in Note 13 – Regulatory Proceedings.

Regulated Wastewater Subsidiaries

Artesian Wastewater and TESI own wastewater collection and treatment infrastructure and provide regulated wastewater services to customers in Sussex County, Delaware.  Artesian Wastewater Maryland is able to provide regulated wastewater services to customers in Maryland.  It is not currently providing these services in Maryland.  The majority of our residential and commercial wastewater customers are billed a flat monthly fee, and our large industrial wastewater customer is billed monthly based on wastewater flow, which contributes to providing a revenue stream unaffected by weather.  As of June 30, 2024, the number of Delaware wastewater customers increased approximately 5.9% compared to June 30, 2023.

Non-Utility Subsidiaries

Artesian Utility provides contract water and wastewater operation services to private, municipal, and governmental institutions.  Artesian Utility also offers three protection plans to customers, the WSLP Plan, the SSLP Plan, and the ISLP Plan.  SLP Plan customers are billed a flat monthly or quarterly rate, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  As of June 30, 2024, customers enrolled in the WSLP Plan, the SSLP Plan and the ISLP Plan increased 3.4%, 2.5% and 2.0%, respectively, compared to June 30, 2023.

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

In April 2024, Artesian Wastewater received a permit from the Delaware Department of Natural Resources and Environmental Control for and has commenced construction of a 625,000 gallon per day regional wastewater treatment facility, including a primary receiving headworks at its Sussex Regional Recharge Facility, or SRRF.  SRRF previously provided a land disposal service for a commercial processing and treatment plant.  The new treatment facility will provide service for Artesian Wastewater’s regional system comprised primarily of residential and small commercial customers.  The construction will also include the primary receiving facility for untreated effluent, sized to allow for the expansion of the regional treatment system planned for the site.  The new treatment facility will utilize the existing disposal infrastructure.

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

Other Matters

Environmental, Health and Safety, and Water Quality Regulation

As required by the Safe Drinking Water Act, the U.S. Environmental Protection Agency, or EPA, establishes maximum contaminant levels, or MCLs, for various substances found in drinking water to ensure that the water is safe for human consumption.  On April 10, 2024, the EPA established MCLs for certain per- and polyfluoroalkyl substances, or PFAS, in drinking water.  Water utilities will be required to complete initial monitoring for PFAS by 2027 and to conduct ongoing compliance monitoring.  Water utilities also will be required to meet the new MCLs by April 2029 and to notify the public of any violations of the MCLs as of and after that date.  The Company has installed treatment for PFAS at several wellfields to date and has included installation of treatment at additional locations in 2024 in its capital budget, with any remaining necessary treatment planned to be installed before 2029.  The capital investment and operating costs for treatment of PFAS are anticipated to be recoverable in water rates charged to customers as approved by the applicable public service commission.  The Company is participating in the multi-district litigation class action settlements with certain manufacturers of PFAS seeking reimbursement of costs incurred and that will continue to be incurred.  See Note 16 – Legal Proceedings.

The Lead and Copper Rule, or LCR, is a federal regulation that limits the concentration of lead and copper allowed in public drinking water at the consumer's tap, in addition to limiting the permissible amount of pipe corrosion occurring due to the water itself.  The LCR limits the levels of lead and copper in water by improving water treatment, determining copper and lead levels for customers who use lead plumbing parts, and eliminating the water supply as a source of lead and copper.  The EPA published a revised LCR in 2021 to provide greater and more effective protection of public health by reducing exposure to lead and copper in drinking water.  Implementation of the revised rule is intended to better identify high levels of lead, improve the reliability of lead tap sampling results, strengthen corrosion control treatment requirements, expand consumer awareness and improve risk communication.  In addition, implementation of the revised rule is anticipated to accelerate lead service line replacements by closing existing regulatory loopholes, propelling early action, and strengthening replacement requirements.  We are fully compliant with the current LCR and are actively applying the revised LCR to ensure we are fully compliant on or before the compliance deadline date, which is October 16, 2024.

The EPA is also expected to establish new rules requiring the removal of lead water lines.  The EPA’s proposal, known as the Lead and Copper Rule Improvements, or LCRI, would require all public water systems to remove lead service lines within 10 years, among other proposed changes to regulations in the EPA’s Lead and Copper Rule.  The service lines connect a home’s plumbing system to a public water system’s main water line.  The proposed rules have not specified whether the customer or the water provider will cover the cost for customer-side pipe replacements.  Capital investment and operating costs incurred by water utilities for customer-side pipe replacements are typically recoverable in water rates charged to customers as approved by the applicable public service commission.

Results of Operations – Analysis of the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023.

Operating Revenues

Revenues totaled $27.4 million for the three months ended June 30, 2024, $2.2 million, or 8.6%, more than revenues for the three months ended June 30, 2023.

Water sales revenue increased $1.9 million, or 9.0%, for the three months ended June 30, 2024 from the corresponding period in 2023, primarily as a result of a temporary rate increase of 14.6% of gross water sales placed into effect on November 28, 2023, as permitted under Delaware law.  These temporary rates were replaced with the final approved rates pursuant to a DEPSC order that authorized a total increase of approximately 15.2%, with a rate effective date of June 12, 2024.  The increase in customer base rates was partially offset by the Company’s DSIC rate of 7.50% resetting to zero upon implementation of the temporary rate increase.  In addition, there was an increase in the number of customers served and an increase in overall water consumption due to warmer and drier weather in late June 2024 compared to June 2023.  We realized 82.1% and 81.7% of our total operating revenue for the three months ended June 30, 2024 and June 30, 2023, respectively, from the sale of water.

Other utility operating revenue increased approximately $0.3 million, or 8.4%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.  This increase is primarily due to an increase in wastewater revenue associated with customer growth and the timing of industrial wastewater revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.6 million, or 4.3%, for the three months ended June 30, 2024, compared to the same period in 2023.

Utility operating expenses increased $0.6 million, or 4.8%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.  The net increase is primarily related to the following.

Supply and treatment costs increased $0.3 million, primarily related to filter replacements, well restoration, chemicals, and wastewater treatment and disposal operations.
Payroll and employee benefit costs increased $0.2 million, primarily related to an increase in overall compensation and an increase in medical benefit costs.
Administrative costs increased $0.1 million, primarily due to an increase in the amortization of rate case expenses.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 54.2% for the three months ended June 30, 2024, compared to 56.4% for the three months ended June 30, 2023.

Depreciation and amortization expense increased $0.2 million, or 6.5%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense increased $0.4 million, or 22.1%, primarily due to higher pre-tax income in 2024 compared to 2023.

Other Income

Other income decreased $0.3 million, primarily due to a decrease in allowance for funds used during construction, or AFUDC, as a result of lower long-term construction activity subject to AFUDC for the three months ended June 30, 2024 compared to the same period in 2023.

Interest Charges

Short-term debt interest decreased $0.2 million, primarily due to lower borrowing levels related to the Company’s lines of credit.

Net Income

Our net income applicable to common stock increased $0.9 million, or 19.9%.  Total operating revenues increased $2.2 million and interest charges decreased $0.2 million, offset by a $1.2 million increase in total operating expenses and a $0.3 million decrease in other income.

Results of Operations – Analysis of the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023.

Operating Revenues

Revenues totaled $52.0 million for the six months ended June 30, 2024, $4.2 million, or 8.8%, more than revenues for the six months ended June 30, 2023.

Water sales revenue increased $3.7 million, or 9.5%, for the six months ended June 30, 2024 from the corresponding period in 2023, primarily as a result of a temporary rate increase of 14.6% of gross water sales placed into effect on November 28, 2023, as permitted under Delaware law.  These temporary rates were replaced with the final approved rates pursuant to a DEPSC order that authorized a total increase of approximately 15.2%, with a rate effective date of June 12, 2024.  The increase in customer base rates was partially offset by the Company’s DSIC rate of 7.50% resetting to zero upon implementation of the temporary rate increase.  In addition, there was an increase in the number of customers served and an increase in overall water consumption due to warmer and drier weather during late June 2024 compared to 2023.  We realized 81.5% and 81.0% of our total operating revenue for the six months ended June 30, 2024 and June 30, 2023, respectively, from the sale of water.

Other utility operating revenue increased approximately $0.5 million, or 7.8%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.  This increase is primarily due to an increase in wastewater revenue associated with customer growth and the timing of industrial wastewater revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $1.4 million, or 5.0%, for the six months ended June 30, 2024, compared to the same period in 2023.

Utility operating expenses increased $1.2 million, or 5.4%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.  The net increase is primarily related to the following.

Supply and treatment costs increased $0.6 million, primarily related to filter replacements, well restoration, chemicals, and wastewater treatment and disposal operations.
Payroll and employee benefit costs increased $0.4 million, primarily related to an increase in overall compensation and an increase in medical benefit costs.
Purchased power and purchased water costs increased $0.1 million due to an increase in usage and utility operations.
Administrative costs increased $0.1 million, primarily due to an increase in the amortization of rate case expenses.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 56.8% for the six months ended June 30, 2024, compared to 58.9% for the six months ended June 30, 2023.

Depreciation and amortization expense increased $0.5 million, or 7.0%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense increased $0.7 million, or 24.8%, primarily due to higher pre-tax income in 2024 compared to 2023.

Other Income

Other income decreased $0.5 million, primarily due to a decrease in allowance for funds used during construction, or AFUDC, as a result of lower long-term construction activity subject to AFUDC for the six months ended June 30, 2024 compared to the same period in 2023.

Interest Charges

Interest charges decreased $0.4 million, primarily due to a decrease in short-term debt interest related to lower borrowing levels related to the Company’s lines of credit.

Net Income

Our net income applicable to common stock increased $1.6 million, or 19.5%.  Total operating revenues increased $4.2 million and interest charges decreased $0.4 million, offset by a $2.7 million increase in total operating expenses and a $0.5 million decrease in other income.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the six months ended June 30, 2024 were $19.5 million of cash provided by operating activities and $8.3 million in net contributions and advances from developers.  We depend on the availability of capital for expansion, construction and maintenance.  We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations.

Operating Activities

One of our primary sources of liquidity for the six months ended June 30, 2024 was $19.5 million provided by cash flow from operating activities, compared to $15.2 million for the six months ended June 30, 2023.  The increase in cash flows from operating activities is primarily due to changes in materials and supplies, net income and prepaids.  Cash flows from operating activities is primarily provided by our utility operations and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.  See Note 13 – Regulatory Proceedings. We will continue to borrow on available lines of credit in order to satisfy current liquidity needs.  In addition, the Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.

Investment Activities

The primary focus of our investments is to continue to provide high quality reliable service to our growing service territory.  Capital expenditures during the first six months of 2024 were $18.4 million compared to $32.3 million during the same period in 2023.  During the first six months of 2024, these investments include PFAS treatment equipment, relocation of facilities as a result of government mandates, renewals associated with the rehabilitation of aging infrastructure, installation of new main, purchase of new transportation equipment, upgrading and automating our meter reading equipment, construction of a new wastewater treatment plant and upgrading existing pumping stations to better serve our customers.  Developers contributed $4.8 million of these total investments during the first six months of 2024.

Financing Activities

For the six months ended June 30, 2024, cash flows provided by financing activities were $2.0 million, compared to $21.6 million for the six months ended June 30, 2023.  Our primary source of liquidity from financing activities for the six months ended June 30, 2024 was $8.3 million in net contributions and advances from developers and $0.8 million from the issuance of long-term debt.  Cash flows provided by financing activities decreased due to the net proceeds from the issuance of Class A Stock in May 2023 and June 2023 as well as decreased contributions in aid of construction and borrowings on lines of credit.  We have several sources of liquidity to finance our investment in utility plant and other fixed assets.  We estimate that future investments will be financed by our operations and external sources.  We expect to fund our activities for the next twelve months using our projected cash generated from operations, bank credit lines, and capital market financing as needed to provide sufficient working capital to maintain normal operations, to meet our financing requirements and to expand through strategic acquisitions.  We believe that our cash on hand and future cash generated from the foregoing activities will provide adequate resources to fund our short-term and long-term capital, operating and financing needs. However, there is no assurance that we will be able to secure funding on terms acceptable to us, or at all.  Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by state public service commissions.

Material Cash Requirements

Lines of Credit and Long-Term Debt

At June 30, 2024, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of June 30, 2024, there was $40.0 million of available funds under this line of credit.  The interest rate is a one-month Daily Secured Overnight Financing Rate, or SOFR, plus 10 basis points, or Term SOFR, plus an applicable margin of 0.85%, which was increased to 1.10% effective August 3, 2023.  Term SOFR cannot be less than 0.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 19, 2025 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At June 30, 2024, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of June 30, 2024, there was $20.0 million of available funds under this line of credit.  The interest rate for borrowings under this line are either a daily SOFR rate plus 1.45% option or a term SOFR rate plus 1.45% option that is locked in for either one or three months.  The term of this line of credit expires on October 31, 2024.  Artesian Water expects to renew this line of credit.

The Company’s material cash requirements include the following lines of credit commitments and contractual obligations:
Material Cash Requirements	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$7,870	$15,659	$39,045	$198,313	$260,887
State revolving fund loans (principal and interest)	1,093	2,130	2,130	10,194	15,547
Promissory note (principal and interest)	961	1,924	1,924	9,170	13,979
Asset purchase contractual obligation (principal and interest)	333	647	---	---	980
Lines of credit	---	---	---	---	---
Operating leases	35	70	61	1,424	1,590
Operating agreements	77	114	99	716	1,006
Unconditional purchase obligations	881	1,353	114	284	2,632
Tank painting contractual obligation	626	---	---	---	626
Total contractual cash obligations	$11,876	$21,897	$43,373	$220,101	$297,247

Artesian’s long-term debt agreements and revolving lines of credit contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guarantee certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business.  As of June 30, 2024, we were in compliance with these covenants.

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

Payments for unconditional purchase obligations reflect minimum water purchase obligations based on rates that are subject to change under an interconnection agreement with the Chester Water Authority.  The agreement is effective from January 1, 2022 through December 31, 2026, includes automatic five-year renewal terms, unless terminated by either party, and has a “take or pay” clause which required us to purchase water on a step-down schedule through July 5, 2022 and now requires us to purchase a minimum of 0.5 million gallons per day.  In addition, payments for unconditional purchase obligations reflect minimum water purchase obligations based on a contract rate under our interconnection agreement with the Town of North East, which expires June 26, 2029.  The agreement includes a remaining automatic five-year renewal term, unless terminated by either party.

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

Information concerning our implementation and the impact of recent accounting pronouncements issued by the FASB is included in the notes to our 2023 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2023 and also in the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.  We did not adopt any accounting policy in the first six months of 2024 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds and the term of the promissory note, which have final maturity dates ranging from 2028 to 2049, and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks.  As of June 30, 2024 there were not any outstanding balances on the lines of credit.  An increase in the variable interest rates has resulted and is expected to continue to result in an increase in the cost of borrowing on these variable rate lines of credit.  Also, changes in SOFR could affect our operating results and liquidity.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing multi-year supply contracts at fixed prices.

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Periodically, we are involved in other proceedings or litigation arising in the ordinary course of business.  We do not believe that the ultimate resolution of these matters will materially affect our business, financial position or results of operations.  However, we cannot ensure that we will prevail in any litigation and, regardless of the outcome, may incur significant litigation expense and may have significant diversion of management attention.  For a full discussion of our current legal proceedings or litigation arising in the ordinary course of business, refer to Note 16 - Legal Proceedings.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

(a) None.

(b) None.

(c) None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024.

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

101.BAL	Inline XBRL Condensed Consolidated Balance Sheets (unaudited)*
101.OPS	Inline XBRL Condensed Consolidated Statements of Operations (unaudited)*

101.CSH	Inline XBRL Condensed Consolidated Statements of Cash Flows (unaudited)*

101.NTS	Inline XBRL Notes to the Condensed Consolidated Financial Statements (unaudited)*

104	The cover page from Artesian Resources Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in Inline XBRL (contained in exhibit 101). *

*   Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: August 7, 2024	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: August 7, 2024	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial Officer)

*   Filed herewith

** Furnished herewith